Form 10-K
period 1993-10-31
ESTERLINE TECHNOLOGIES CORP
filed 1994-01-31
CIK 33619

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended October 31, 1993        Commission file number 1-6357

                       ESTERLINE TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

                      DELAWARE                       13-2595091
            (State or other jurisdiction          (I.R.S. Employer
         of incorporation or organization)       Identification No.)

               10800 NE 8th Street
              Bellevue, Washington                      98004
    (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code 206/453-9400

          Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
          Title of each class                  on which registered
          -------------------                 ---------------------
Common Stock ($.20 par value)                 New York Stock Exchange
Preferred Stock Purchase Rights               New York Stock Exchange

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                X   Yes                           No
               ---                           ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.          X
                              -----------------

         As of January 21, 1994, 6,512,641 shares of the Registrant's common stock were outstanding. The aggregate market value of such common stock held by non-affiliates at such date (based upon the closing sale price) was $48,057,645.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for Fiscal Year ended October 31, 1993--Parts I, II and IV.

Portions of Proxy Statement relating to the 1994 Annual Meeting of Shareholders, to be held on March 30, 1994--Part III.

                               Page 1 of 81 pages
                            Exhibit index at page 24

                                     PART I
ITEM 1.  BUSINESS

    (a)  General Development of Business.

         Esterline Technologies Corporation (the "Company") conducts business through 14 principal domestic and foreign subsidiaries in three business segments described in sub-item (c) below. The Company was organized in August 1967.

         On September 27, 1989 the Company acquired six commercial aerospace and defense companies (The "Acquired Companies") from The Dyson-Kissner-Moran Corporation and certain of its affiliates together with 1,946,748 shares of common stock of Esterline (the "Shares"). The purchase price for the combined transactions was $153 million, including expenses, plus assumption of $3.2 million in debt. $27 million of the purchase price was related to the purchase of the Shares.

         The Acquired Companies primarily are in the commercial aerospace and defense industry and include Armtec Defense Products Co., Hytek Finishes Co., Midcon Cables Co., Republic Electronics Co. and TA Mfg. Co., which are in the Company's Aerospace and Defense Group, and Korry Electronics Co., which is in the Instrumentation Group. For additional discussion of the September 27, 1989 acquisition, see the Company's Form 8-K dated September 27, 1989 and the amendment thereto on Form 8 dated November 22, 1989.

         On March 30, 1992 the Company sold substantially all of the assets of Hollis Automation Co., an Esterline subsidiary which was not significant to the Company as a whole in terms of operations or financial condition. Hollis was in the Company's Automation Group.

         In the fourth quarter of 1993, the Company recorded a $40.6 million restructuring charge ($27.2 million net of income tax effect). It provided for the sale or shutdown of certain small operations in each of the Company's three business segments. On a pretax basis, $21.1 million of the restructuring charge related to the Aerospace and Defense Group, $8.9 million to the Instrumentation Group and $8.4 million to the Automation Group. The affected operations represented approximately 10% of the Company's fiscal 1993 sales. The charge further provides for the consolidation of plants and product lines, including employee severance, write-off of intangible assets which no longer have value and the write-down and sale of two vacant facilities.

       (b)  Financial Information About Industry Segments.

         A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to the Company's business segments for the fiscal years ended October 31, 1993, 1992 and 1991 is incorporated herein by reference to Note 12 to the Company's Consolidated Financial Statements on pages 28 and 29 of the Annual Report to Shareholders for the fiscal year ended October 31, 1993.

    (c) Narrative Description of Business.

         The Company consists of 14 individual businesses whose results can vary widely based on a number of factors, including domestic and foreign economic conditions and developments affecting the specific industries and customers they serve. The products sold by most of these businesses represent capital investment by either the initial customer or the ultimate end user. Also, a significant portion of the sales and profitability of some Company businesses is derived from defense and other government contracts or the commercial aircraft industry. Changes in general economic conditions or conditions in specific industries, capital acquisition cycles, and government policies, collectively or individually, can have a significant effect on the Company's performance.

         Specific comments covering all of the Company's fiscal 1993 business segments and operating units are set forth below.

AUTOMATION GROUP

         This Group produces and markets automated manufacturing equipment for the printed circuit board manufacturing industry (principally computer, telecommunications and automotive equipment); and automated metal fabrication equipment for transportation, heavy equipment and other related markets.

         Excellon Automation produces automated equipment for fabrication of printed circuit boards for the electronics industry. Its products are primarily drilling machines, driller/routers, programmers and editors, and networking systems. Excellon's products emphasize productivity and are designed to provide a highly efficient automated production system for printed circuit board manufacturers. Excellon's latest development involves autoload systems for its equipment which integrates multiple spindle microdrilling of circuit boards with automatic board loading and unloading capabilities.

         Excellon products are sold worldwide to the printed circuit board manufacturing industry, including both large and small electronics equipment manufacturers as well as component manufacturers, independent circuit board fabricators and custom drilling operations.

         In fiscal 1993, 1992 and 1991, printed circuit board drilling equipment accounted for 16%, 12% and 12%, respectively, of the Company's consolidated net sales.

         Tulon produces tungsten carbide drill and router bits for use in printed circuit board drilling equipment. Tulon utilizes computerized equipment which automatically inspects drill bits and provides the product consistency customers need for higher-technology drilling.

         W.A. Whitney produces automated equipment for the fabrication of structural steel, sheet metal and plate components and related material-handling equipment. This equipment performs such functions as punching, cutting, shearing and tapping. W.A. Whitney historically has specialized in equipment for punching and cutting heavier plate metal, utilizing plasma-arc air torch systems and hydraulic punching. Its customers consist principally of large metal fabricators, such as truck, farm implement and construction equipment manufacturers, and a wide range of independent fabricators. W.A. Whitney has also developed machines for the lighter gauge market which includes industries such as food service equipment, medical equipment and computer manufacturers.

         W.A. Whitney also produces a line of specialized screw machine and turret lathe tooling attachments under the Boyar-Schultz name. These products are sold to a wide range of customers primarily for use in tool room and production operations.

         Equipment Sales Co. acts as a sales representative principally for a manufacturer of high-speed assembly equipment for the printed circuit board industry.

         At October 31, 1993, the backlog of the Automation Group (of which $600,000 is expected to be filled after fiscal 1994) was $9.2 million compared with $14.8 million one year earlier. The decrease is primarily due to low incoming order levels in recent months at Excellon Automation.

AEROSPACE AND DEFENSE GROUP

         This Group provides a broad range of measuring and sensing devices, high-performance elastomers and clamping systems, and specialized metal finishing principally for commercial aircraft and jet engine manufacturers; also combustible ammunition components and electronic warfare and radar simulation equipment for both domestic and foreign defense agencies.

         Armtec Defense Products manufactures molded fiber cartridge cases, mortar increments and other combustible ammunition components for the United States armed forces and domestic and foreign defense contractors. Armtec currently is the sole U.S. producer of combustible ordnance, including the 120mm combustible case used on the main armament system on the Army's M-1A1 tank and of 120mm, 81mm and 60mm combustible mortar increments for the U.S. Army. The majority of Armtec's sales are to ordnance suppliers to the U.S. Armed Forces.

         In fiscal 1993, 1992 and 1991, combustible ordnance components accounted for 9%, 12% and 10%, respectively, of the Company's consolidated net sales.

         Auxitrol, headquartered in France, manufactures aviation and industrial thermocouple-based products, liquid level measurement devices for ships and storage tanks, pneumatic accessories (including pressure gauges and regulators) and industrial alarms, as well as electrical penetration devices and alarm systems for European and other foreign nuclear power plants. This subsidiary also distributes products manufactured by others, including valves, temperature and pressure switches and flow gauges. The markets served by Auxitrol principally consist of aircraft manufacturers, shipbuilders, petroleum companies, process industries and electric utilities. During the year, Auxitrol acquired the temperature and pressure sensing product lines of a competitor increasing its market share, and added pressure sensing technology to its product line. Auxitrol has a joint venture with a Russian company to facilitate use of Auxitrol technology in retrofitting the aging nuclear plants in Eastern Europe. Exhaust gas temperature sensing equipment for a jet engine manufacturer constitute a significant portion of Auxitrol's sales.

         Hytek Finishes provides complete metal finishing and inspection services, including plating, anodizing, polishing, non- destructive testing and organic coatings, primarily to the commercial aircraft, aerospace and electronics markets. Hytek recently has installed an automated tin-lead plating line, employing the latest automated plating technology, to serve the semi-conductor industry.

         Midcon Cables manufactures electronic and electrical cable assemblies and wiring harnesses for the military, government contractors and the commercial electronics market, offering both product design services and assembly of product to customer specifications.

         Republic Electronics manufactures radar environmental simulators, tactical air navigation (TACAN) test equipment, identification friend or foe
(IFF) interrogator test equipment, precision distance measuring equipment
(PDME) test set simulators, electronic warfare simulators, and related support equipment for both U.S. and foreign commercial and military customers.

         TA Mfg. designs and manufactures systems installation components such as clamps, line blocks and brackets for airframe and engine manufacturers as well as military and commercial airline aftermarkets. TA's products include elastomers which are specifically formulated for various applications, including high-temperature environments.

         At October 31, 1993, the backlog of the Aerospace and Defense Group (of which $9.2 million is expected to be filled after fiscal 1994) was $40.8 million, compared with $58.9 million one year earlier. The decrease occurred primarily at Armtec Defense Products and Auxitrol and was due to the timing of the receipt of orders at both companies coupled with reduced levels of U.S. Army ordnance purchases.

INSTRUMENTATION GROUP

         This Group designs and manufactures a variety of sophisticated meters, switches and indicators, panels and keyboards, gauges, control components, and measurement and analysis equipment for public utilities, industrial manufacturers, and suppliers and operators of commercial and military aircraft components.

         Angus Electronics manufactures recording instruments together with other analytical and process monitoring instrumentation. These include analog strip chart and digital printout recorders as well as electronic and multi-channel microprocessor-based recording equipment. Customers of Angus Electronics include industrial equipment manufacturers, electric utilities, scientific laboratories, pharmaceutical manufacturers and process industries.

         Korry Electronics manufactures high-reliability, lighted electromechanical components such as switches and indicators, and panels and keyboards which act as man-machine interfaces in a broad variety of control and display applications. Korry's customers include original equipment manufacturers and the aftermarkets (equipment operators and spare parts distributors), primarily in the commercial aviation, general aviation, military airborne, ground-based military equipment and shipboard military equipment markets. A significant portion of Korry's sales are to suppliers of military equipment to the U.S. Government and to a commercial aircraft manufacturer. Korry established a sales office in France during the year.

         Scientific Columbus (formerly Jemtec Electronics) produces analog and digital meters, electrical transducers and instruments for the monitoring, controlling and billing of electrical power. Included among these products are solid-state devices for calibration of electric utility instrumentation and a line of solid state-meters, including programmable multi-function billing meters. The latest products of Scientific Columbus are multi-function, microprocessor-based meters which offer a broad range of features on a modular basis. Scientific Columbus' products are sold to electrical utilities and industrial power users.

         Federal Products manufactures a broad line of analog and digital dimensional and surface measurement and inspection instruments and systems for a wide range of industrial quality control and scientific applications.
Federal also distributes certain products which complement its manufactured product lines. These products constitute three major business segments: gauging, which includes dial indicators, air gauges and other precision gauges; instrumentation, which includes electronic gauges for use where ultra-precision measurement is required; and engineered products, which include custom-built and dedicated semi- automatic and automatic gauging systems. Distributed products manufactured by others include laser interferometer systems used primarily to check machine tool calibrations.

         Federal Products' equipment is used extensively in precision metal working. Its customers include the automotive, farm implement, construction equipment, aerospace, ordnance and bearing industries.

         In fiscal 1993, 1992 and 1991, gauge products manufactured by Federal Products accounted for 13%, 13% and 12%, respectively, of the Company's consolidated net sales.

         At October 31, 1993, the backlog of the Instrumentation Group (of which $4.6 million is expected to be filled after fiscal 1994) was $24.4 million compared with $23.9 million one year earlier.

MARKETING AND DISTRIBUTION

         Automation Group products manufactured by Excellon are marketed domestically principally through employees and in foreign markets through employees, independent distributors, and affiliated distributors. Tulon products are marketed in the United States through employees and independent distributors and elsewhere principally through independent distributors. W.A. Whitney products are sold principally through independent distributors and representatives.

         Aerospace and Defense Group products manufactured by Auxitrol are marketed through employees, independent representatives, and an affiliated U.S. distributor. The products of Armtec Defense Products are marketed domestically and abroad by employees and independent representatives. Midcon Cables' products are marketed domestically by employees and independent representatives. Republic Electronics' products are marketed domestically by employees and abroad by independent representatives. Hytek's services are marketed domestically through employees. TA Mfg. products are marketed domestically and abroad by employees and independent representatives.

         Instrumentation Group products manufactured by Angus Electronics are marketed domestically through employees, independent representatives and distributors, and abroad through independent representatives and employees of Esterline's Auxitrol subsidiary. Scientific Columbus' products are sold through independent representatives. The products of Federal Products are marketed domestically principally through employees, and in foreign markets through both employees and independent representatives. Korry Electronics' products are marketed domestically and abroad principally through employees and independent representatives.

         For most of the Company's products, the maintenance of a service capability is an integral part of the marketing function.

RESEARCH AND DEVELOPMENT

         The Company's subsidiaries conduct product development and design programs with approximately 175 professional engineers, technicians and support personnel, supplemented by independent engineering and consulting firms when needed. In fiscal 1993, approximately $14 million was expended for research, development and engineering, compared with $13.4 million in 1992 and $16.6 million in 1991.

FOREIGN OPERATIONS

         The Company's principal foreign operations consist of manufacturing facilities of Auxitrol located in France and Spain, a manufacturing facility of Tulon located in Mexico, and sales and service operations of Excellon located in England, Germany and Japan. In addition, W.A. Whitney has a small manufacturing and distribution facility in Italy. For information as to sales, operating results and assets by geographic area and export sales, reference is made to Note 1 to the Consolidated Financial Statements on page 20, and Note 12 to the Consolidated Financial Statements on pages 28 and 29, of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1993, which is incorporated herein by reference.

EMPLOYEES

         The Company and its subsidiaries had approximately 2,800 employees at October 31, 1993, a decrease of approximately 300 employees from October 31, 1992.

COMPETITION AND PATENTS

         The Company's subsidiaries experience varying degrees of competition with respect to all of their products and services. Most subsidiaries are in specialized market niches with relatively few competitors. In automated drilling equipment for printed circuit board manufacturing, Excellon Automation is a leader in its field and believes it has the largest installed base in the world of automated drilling machines for the production of printed circuit boards. In molded fiber cartridge cases, mortar increments and other combustible ammunition components, Armtec currently is the sole supplier to the U.S. Army. In addition, Hytek is one of the largest metal finishers on the West Coast, and Korry Electronics, Federal Products, W.A. Whitney, and TA Mfg. are among the leaders in their respective markets.

         The Company's subsidiaries generally compete with many larger companies with substantially greater volume and financial resources. The Company believes the main competitive factors for the Company's products is product performance and service. Overall, the Company believes its ongoing product development and design programs, coupled with a strong customer service orientation, keep its various product groups competitive in the marketplace.

         The subsidiaries hold a number of patents but in general rely on technical superiority, exclusive features in their equipment and marketing and service to customers to meet competition. Patents and licenses which help maintain a significant advantage over competition include the patents covering a switch mechanism which Korry uses in its integrated panel product line, and a long-term license agreement under which Auxitrol manufactures and sells electrical penetration assemblies.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND COMPONENTS

         The Company's subsidiaries are not materially dependent for their raw materials and components upon any one source of supply except for certain components and supplies such as plasma torches, CNC controls and hydraulic components purchased by W.A. Whitney and certain other raw materials and components purchased by other subsidiaries. In such instances, ongoing efforts are conducted to develop alternative sources or designs to help avoid the possibility of any business impairment.

(d) Financial Information About Foreign and Domestic Operations and Export Sales.

        See "Foreign Operations" above.

ITEM 2.  PROPERTIES

         The following table summarizes the principal properties owned or leased by the Company and its subsidiaries as of October 31, 1993:

                                                               Approximate
                                           Type of              Number of               Owned
Location                                  Facility             Square Feet            or Leased
- --------                             -------------------       -----------            ---------
Coachella, CA                        Office and Plant (D)        108,000               Owned
Columbus, OH                         Office and Plant (I)         40,000               Owned
Gardena, CA                          Office and Plant (A)         18,000               Leased
Glendale, CA                         Office and Plant (D)         45,000               Leased
Hauppauge, NY                        Office and Plant (D)         50,000               Owned
Indianapolis, IN                     Office and Plant (I)         63,000               Owned
Joplin, MO                           Office and Plant (D)         92,000               Owned
Kent, WA                             Office and Plant (D)         93,000               Owned
Rancho Cucamonga, CA                 Office and Plant (A)         33,000               Owned
Providence, RI                       Office and Plant (I)        166,000               Owned
Rockford, IL                         Office and Plant (A)        257,000               Owned
Seattle, WA                          Office and Plant (I)        100,000               Leased
Torrance, CA                         Office and Plant (A)        149,000               Leased
Bourges, France                      Plant (D)                    57,000               Owned
Dietzenbach, Germany                 Office and Service
                                       Facility (A)               32,000               Leased
Rustington, England                  Office and Service
                                       Facility(A)                18,000               Leased
Guadalajara, Mexico                  Office and Plant (A)         40,000               Leased
Torino, Italy                        Office and Plant (A)         20,000               Leased
Torrejon de Ardoz,
    Spain                            Office and Plant (D)         17,000               Owned


         The Company group (business segment) operating each facility described above is indicated by the letter following the description of the facility, as follows:

         (A) - Automation
         (D) - Aerospace and Defense
         (I) - Instrumentation


         In addition to the properties listed above, a 44,000 square foot facility in Torrance, CA and a 64,000 square foot facility in Nashua, NH are owned by the Company and planned for sale. Liabilities have been accrued for environmental remediation costs expected to be incurred in the disposition of the Nashua facility.

         In the opinion of the management of the Company, the subsidiaries' plants and equipment are in good condition, adequate for current operations and provide sufficient capacity for up to 25% expansion at most locations.

ITEM 3.  LEGAL PROCEEDINGS

         In late 1992, Korry Electronics received a subpoena for records from the Department of Defense, Office of the Inspector General, and became aware of a government investigation focusing on whether Korry properly certified that certain switches used in military equipment were in compliance with applicable specifications and testing standards. The Company has supplied records requested in the subpoena and is engaged in discussions with government officials. The investigation remains open, but the Company currently believes that this matter will not have a material adverse affect on its financial position or results of operations.

         The Company has various lawsuits, claims, investigations and contingent liabilities arising from the conduct of business, including those associated with government contracting activities, none of which, in the opinion of management, is expected to have a material effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The names and ages of all executive officers of the Company and the positions and offices held by such persons as of January 21, 1994 are as follows:

Name                                 Age          Position with the Company
- ----                                 ---          -------------------------
Wendell P. Hurlbut                    62           Chairman of the Board, President and Chief Executive Officer
Robert W. Stevenson                   54           Executive Vice President and Chief Financial
                                                      Officer, Secretary and Treasurer
Robert W. Cremin                      53           Senior Vice President and Group Executive
Larry A. Kring                        53           Group Vice President
Stephen R. Larson                     49           Group Vice President
Lee Zuker                             60           Group Vice President
Marcia J. M. Greenberg                41           Vice President, Human Relations
Harold S. Meden                       65           Vice President, Corporate Development
Victor Thompson                       59           Vice President and Controller

         Mr. Hurlbut has been Chairman of the Board, President and Chief Executive Officer since January 1993. From February 1989 to December 1992, he was President and Chief Executive Officer. From May 1988 to February 1989, he was President and Chief Operating Officer.

         Mr. Stevenson has been Executive Vice President and Chief Financial Officer, Secretary and Treasurer since October 1987.

         Mr. Cremin has been Senior Vice President and Group Executive since December 1990. From October 1987 to December 1990, he was Group Vice President.

         Mr. Kring has been Group Vice President since August 1993. For more than five years prior to that date, he was President of Heath Tecna Aerospace Co., a unit of Ciba Composites Division, Anaheim, California.

         Mr. Larson has been Group Vice President since April 1991. For more than five years prior to that date, he held various executive positions with Korry Electronics, including President and Executive Vice President, Marketing.

         Mr. Zuker has been Group Vice President since March 1988.

         Ms. Greenberg has been Vice President, Human Relations since March 1993. For more than five years prior to that date, she was a partner in the law firm of Bogle & Gates, Seattle, Washington.

         Mr. Meden has been Vice President, Corporate Development since October 1987.

         Mr. Thompson has been Vice President and Controller since October 1987.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following information which appears in the Company's Annual Report to Shareholders for fiscal 1993 is hereby incorporated by reference:

         (a) The high and low market prices of the Company's common stock for each quarterly period during the fiscal years ended October 31, 1993 and 1992, respectively (page 15 of the Annual Report to Shareholders).

         (b) The approximate number of holders of common stock (page 15 of the Annual Report to Shareholders).

         (c) Restrictions on the ability to pay future cash dividends (Note 4 to Consolidated Financial Statements, pages 21 and 22 of the Annual Report to Shareholders).

         No cash dividends were paid during the fiscal years ended October 31, 1993 and 1992 as the Company continued its policy of retaining all internally generated funds to support the long-term growth of the Company and to retire debt obligations.

         The principal market for the Company's common stock is the New York Stock Exchange.

ITEM 6.  SELECTED FINANCIAL DATA

         The Company hereby incorporates by reference the Selected Financial Data of the Company which appears on page 15 of the Company's Annual Report to Shareholders for fiscal 1993.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

         The Company hereby incorporates by reference Management's Discussion and Analysis of Results of Operations and Financial Condition which is set forth on pages 12, 13 and 14 of the Company's Annual Report to Shareholders for fiscal 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company hereby incorporates by reference the Consolidated Financial Statements and the report thereon of Deloitte & Touche, dated December 17, 1993, which appear on pages 16 - 31 of the Company's Annual Report to Shareholders for fiscal 1993, including Note 13, page 30, which contains unaudited quarterly financial data.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)  Directors.

         The Company hereby incorporates by reference the information set forth under "Election of Directors" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 30, 1994, to be filed with the Securities and Exchange Commission and the New York Stock Exchange on or before February 10, 1994.

         (b)  Executive Officers.

         Information concerning the Company's executive officers may be found in Part I of this Report following Item 4.

ITEM 11.  EXECUTIVE COMPENSATION

         The Company hereby incorporates by reference the information set forth under "Executive Compensation" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 30, 1994, to be filed with the Securities and Exchange Commission and the New York Stock Exchange on or about February 10, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company hereby incorporates by reference the information with respect to stock ownership set forth under "Security Ownership of Certain Beneficial Owners and Management" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 30, 1994, to be filed with the Securities and Exchange Commission and the New York Stock Exchange on or about February 10, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  (1) Financial Statements.

         The following consolidated financial statements, together with the report thereon of Deloitte & Touche, dated December 17, 1993, appearing on pages 16 - 31 of the Company's Annual Report to Shareholders for fiscal 1993, are hereby incorporated by reference:

                                                                       Annual Report
                                                                        Page Number
                                                                       -------------
    Report of Independent Auditors . . . . . . . . . . . . . . . .          31
    Consolidated Balance Sheet--October 31, 1993 and 1992  . . . .          17
    Consolidated Statement of Operations--Years ended
       October 31, 1993, 1992 and 1991 . . . . . . . . . . . . . .          16
    Consolidated Statement of Shareholders' Equity--Years ended
       October 31, 1993, 1992 and 1991 . . . . . . . . . . . . . .          19
    Consolidated Statement of Cash Flows--Years ended
       October 31, 1993, 1992 and 1991 . . . . . . . . . . . . . .          18
    Notes to Consolidated Financial Statements . . . . . . . . . .        20 - 30

         (a)  (2) Financial Statement Schedules.

         The following additional financial data should be read in conjunction with the consolidated financial statements in the Annual Report to Shareholders for the fiscal year ended October 31, 1993:

    Independent Auditors' Report
    Schedule    V    -- Property, Plant and Equipment
    Schedule   VI    -- Accumulated Depreciation of Property, Plant
                        and Equipment
    Schedule VIII    -- Valuation and Qualifying Accounts and Reserves
    Schedule   IX    -- Short-Term Borrowings
    Schedule    X    -- Supplementary Income Statement Information

         (a)  (3) Exhibits.



         Exhibit
         Number                        Exhibit
         ------                        -------
         3.1        Composite Restated Certificate of Incorporation of the Company as amended by Certificate of
                    Amendment dated March 14, 1990.  (Incorporated by reference to Exhibit 19 to 10-Q Report for the quarter ended July 31, 1990.)

         3.2        By-laws of the Company, as amended and restated December 15, 1988.  (Incorporated by reference to
                    Exhibit 3.2 to 10-K Report for the fiscal year ended October 31, 1988.)

         4.1        Indenture, dated as of October 1, 1980, among Esterline International Finance N.V., the Company
                    and Manufacturers Hanover Trust Company, relating to    8-1/4% Convertible Subordinated
                    Guaranteed Debentures due 1995 of Esterline International Finance N.V., convertible into
                    Common Stock of the Company.  (Incorporated by reference to Exhibit 4.1 to 10-K Report for the fiscal year ended October 31, 1980.) Registrant undertakes to furnish to the
                    Commission, upon request, a copy of any other instrument defining the rights of long-term debt of the Registrant and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

         4.2        Form of Rights Agreement, dated as of December 9, 1992, between the Company and Chemical Bank, which includes as Exhibit A thereto the form of Certificate of Designation, Preferences and Rights of Series A Serial Preferred Stock and as Exhibit B thereto the form of Rights
                    Certificate (Incorporated by reference to Exhibit 1 to the Registration Statement to Form
                    8-A filed December 17, 1992.)

         10.1       Amendment of Lease and Agreement, dated March 11, 1959, between the City of Torrance, California, and Longren Aircraft Company, Inc., as original lessee; Lease, dated July 1, 1959, between the City of Torrance and Aeronca Manufacturing Corporation, as original lessee; and
                    Assignment of Ground Lease, dated September 26, 1985, from Robert G. Harris, as successor lessee under the foregoing leases, to Excellon Industries, Inc., relating to principal manufacturing facility of Excellon at 24751 Crenshaw Boulevard, Torrance, California.
                    (Incorporated by reference to Exhibit 10.1 to 10-K Report for fiscal year ended October
                    31, 1986.)

         10.2       Asset Purchase Agreement dated September 8, 1989 relating to the purchase by Esterline of the
                    Acquired Companies.  (Incorporated by reference to Exhibit 2.1 to Form 8-K dated September
                    27, 1989).

         10.3       Stock Purchase Agreement dated September 8, 1989 relating to the purchase by Esterline of shares of its common stock from a group of affiliated shareholders.  (Incorporated by reference to Exhibit 2.2 to  Form 8-K dated September 27, 1989.)

         Exhibit
         Number                       Exhibit
         ------                       -------
         10.4       Industrial Lease dated July 17, 1984 between Dexter Avenue Associates and Korry Electronics Co.,
                    First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20,
                    1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option
                    Exercise dated January 7, 1991, relating to the manufacturing facility of Korry
                    Electronics at 901 Dexter Avenue N., Seattle, Washington.  (Incorporated by reference to
                    Exhibit 10.4 to 10-K Report for the fiscal year ended October 31, 1991.)

         10.5       Industrial Lease dated July 17, 1984 between 801 Dexter Associates and Korry Electronics Co.,
                    First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20,
                    1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option
                    Exercise dated January 7, 1991, relating to the manufacturing facility of Korry
                    Electronics at 801 Dexter Avenue N., Seattle Washington.  (Incorporated by reference to
                    Exhibit 10.5 to 10-K Report for the fiscal year ended October 31, 1991.)

         10.7       Amended and Restated Credit Agreement executed as of January 25, 1991 dated and effective as of
                    September 18, 1989 between Esterline Corporation, certain of its subsidiaries, various financial institutions and Continental Bank N.A. as Agent.  (Incorporated by reference to
                    Exhibit 10.7 to 10-K Report for the fiscal year ended October 31, 1990.)

         10.8       Amendment, dated as of August 6, 1992, among Esterline Technologies Corporation, certain of its subsidiaries, various financial institutions and Continental Bank N.A., as agent, to that certain Amended and Restated Credit Agreement, executed as of January 25, 1991 and dated and effective as of September 18, 1989, among Esterline Corporation, certain of its subsidiaries, certain financial institutions and Continental Bank N.A., as agent.
                    (Incorporated by reference to Exhibit 10.8 to 10-Q Report for the quarter ended July 31,
                    1992.)

         10.8a      Amendment, dated as of October 31, 1993, among Esterline Technologies Corporation, certain of its subsidiaries, various financial institutions and Continental Bank N.A., as agent, to that certain Amended and Restated Credit Agreement, executed as of January 25, 1991 and dated and effective as of September 18, 1989 and amended August 6, 1992, among Esterline
                    Corporation, certain of its subsidiaries, certain financial institutions and Continental
                    Bank N.A., as agent.

         10.9       Note Agreement, dated as of July 15, 1992, among Esterline Technologies Corporation, certain of its subsidiaries, The Northwestern Mutual Life Insurance Company and New England Mutual
                    Life Insurance Company relating to 8.75% Senior Notes due July 30, 2002 of Esterline
                    Technologies Corporation and certain of its subsidiaries.  (Incorporated by reference to
                    Exhibit 10.9 to 10-Q Report for the quarter ended July 31, 1992.)

         10.9a      Amendment to Note Agreement, executed as of October 31, 1993, to that certain Note
                    Agreement, dated and effective as of July 15, 1992 , among Esterline Technologies
                    Corporation, certain of its subsidiaries, The Northwestern Mutual Life Insurance Company and New England Mutual Life Insurance Company relating to 8.75% Senior Notes due July 30,
                    2002 of Esterline Technologies Corporation and certain of its subsidiaries.

         Exhibit
         Number                          Exhibit
         ------                          -------
         10.10      Compensation of Directors.  (Incorporated by reference to first paragraph under "Other
                    Information as to Directors" in the definitive form of the Company's Proxy Statement, relating to its 1994 Annual Meeting of Shareholders to be held on March 30, 1994, to be filed with the Securities and Exchange Commission and the New York Stock Exchange on or
                    before February 10, 1994.)

         10.14      Stock Option Plan for Carroll M. Martenson.  (Incorporated by reference to Exhibit B to the Company's Proxy Statement dated February 9, 1988.)

         10.14a     Certificate of Grant of Option pursuant to Stock Option Plan for Carroll M. Martenson.
                    (Incorporated by reference to Exhibit 10.14a to 10-K Report for the fiscal year ended
                    October 31, 1991.)

         10.14b     Amendment to Certificate of Grant of Option pursuant to Stock Option Plan for Carroll M.
                    Martenson.  (Incorporated by reference to Exhibit 10.14b to 10-K Report for the fiscal year ended October 31, 1991.)

         11         Schedule setting forth computation of earnings per share for the five fiscal years ended October
                    31, 1993.

         13         Annual Report to Shareholders for the fiscal year ended October 31, 1993.  (Not filed as part of this Report except for those portions thereof incorporated by reference herein.)

         21         List of subsidiaries.

         23.1       Consent of Deloitte & Touche.


         Exhibit
         Number     Management Contracts or Compensatory Plans or Arrangements
         ------     ----------------------------------------------------------

         10.13      Amended and Restated 1987 Stock Option Plan.  (Incorporated by reference to Exhibit 10.13 to 10-Q Report for the quarter ended January 31, 1992.)

         10.15      Esterline Corporation Supplemental Retirement Income Plan for Key Executives.
                    (Incorporated by reference to Exhibit 10.15 to 10-K Report for the fiscal year ended
                    October 31, 1989.)

         10.16a     Esterline Corporation Long-Term Incentive Compensation Plan,  Fiscal Years 1990 through
                    1993, as amended September 1991.  (Incorporated by reference to Exhibit 10.16a to 10-K
                    Report for the fiscal year ended October 31, 1992.)

         10.16b     Esterline Corporation Long-Term Incentive Compensation Plan,  Fiscal Years 1992 through
                    1995.  (Incorporated by reference to Exhibit 10.16b to 10-K Report for the fiscal year ended October 31, 1992.)

         10.16c     Esterline Corporation Long-Term Incentive Compensation Plan,  Fiscal Years 1993 through
                    1996.

         Exhibit
         Number     Management Contracts or Compensatory Plans or Arrangements
         ------     ----------------------------------------------------------
         10.19      Executive Officer Termination Protection Agreement.  (Incorporated by reference to Exhibit
                    10.19 to 10-K Report for the fiscal year ended
                    October 31, 1992.)

         10.20a     Esterline Technologies Corporation Corporate Management Incentive Compensation Plan for
                    fiscal year 1993.

         (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of fiscal 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ESTERLINE TECHNOLOGIES CORPORATION
                               (Registrant)




                               By  /s/ Robert W. Stevenson
                                   ------------------------
                                   Robert W. Stevenson
                                   Executive Vice President and
                                   Chief Financial Officer, Secretary and
                                   Treasurer (Principal Financial and
                                   Accounting  Officer)

Dated:  January 31, 1994
        -----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Wendell P. Hurlbut                                                    January 31, 1994
- ----------------------            Director, Chairman of the               ----------------
(Wendell P. Hurlbut)              Board, President and
                                  Chief Executive Officer
                                  (Principal Executive
                                  Officer)



/s/ Robert W. Stevenson                                                   January 31, 1994
- -----------------------           Executive Vice President                ----------------
(Robert W. Stevenson)             and Chief Financial
                                  Officer, Secretary and
                                  Treasurer (Principal
                                  Financial and Accounting
                                  Officer)

/s/ Gilbert W. Anderson                    Director              January 31, 1994
- -----------------------                                          ----------------
(Gilbert W. Anderson)



/s/ John F. Clearman                       Director              January 31, 1994
- --------------------                                             ----------------
(John F. Clearman)



/s/ Edwin I. Colodny                       Director              January 31, 1994
- --------------------                                             ----------------
(Edwin I. Colodny)



/s/ Edward H. Cooley                       Director              January 31, 1994
- --------------------                                             ----------------
(Edward H. Cooley)



/s/ E. John Finn                           Director              January 31, 1994
- ----------------                                                 ----------------
(E. John Finn)



/s/ Robert F. Goldhammer                   Director              January 31, 1994
- ------------------------                                         ----------------
(Robert F. Goldhammer)



/s/ Jerome J. Meyer                        Director              January 31, 1994
- -------------------                                              ----------------
(Jerome J. Meyer)



/s/ Paul G. Schloemer                      Director              January 31, 1994
- ---------------------                                            ----------------
(Paul G. Schloemer)



/s/ Malcolm T. Stamper                     Director              January 31, 1994
- ----------------------                                           ----------------
(Malcolm T. Stamper)

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Esterline Technologies Corporation
Bellevue, Washington


We have audited the financial statements of Esterline Technologies Corporation as of October 31, 1993 and 1992, and for each of the three years in the period ended October 31, 1993, and have issued our report thereon dated December 17, 1993; such financial statements and report are included in your 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Esterline Technologies Corporation, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche
- ----------------------
Deloitte & Touche

Seattle, Washington
December 17, 1993

              ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                                 (in thousands)

                   For Years Ended October 31, 1993 and 1992

                         Balance at                         Retirements       Balance at
Classification         October 31, 1992      Additions     and Other (1)    October 31, 1993
- --------------         ----------------      ---------     -------------    ----------------
Land                       $  6,905          $    --        $  (2,072)          $  4,833
Buildings                    49,365              878           (5,926)            44,317
Machinery and Equipment      90,418            8,678           (7,355)            91,741
                           --------          -------        ---------           --------
                           $146,688          $ 9,556        $ (15,353)          $140,891
                           ========          =======        ==========          ========


                         Balance at                         Retirements       Balance at
Classification         October 31, 1991      Additions     and Other        October 31, 1992
- --------------         ----------------      ---------     -------------    ----------------
Land                       $  8,281               ---       $ (1,376)           $  6,905
Buildings                    52,140             1,014         (3,789)             49,365
Machinery and Equipment      87,978             9,748         (7,308)             90,418
                           --------          --------       --------            --------
                           $148,399           $10,762       $(12,473)           $146,688
                           ========          =======        ========            ========

(1)    Includes the related effects of the FY 1993 restructuring.



              ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
     SCHEDULE VI--ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                 (in thousands)

                   For Years Ended October 31, 1993 and 1992

                                            Additions
                         Balance at          Charged      Retirements         Balance at
Classification         October 31, 1992     to Income      and Other       October 31, 1993
- --------------         ----------------     ----------   --------------    ----------------
Buildings                  $ 19,172          $ 2,091       $    (302)           $ 20,961
Machinery and Equipment      55,694           11,668          (3,997)             63,365
                           --------          -------        --------            --------
                           $ 74,866          $13,759        $ (4,299)           $ 84,326
                           ========          =======        ========            ========


                                            Additions
                         Balance at          Charged      Retirements         Balance at
Classification         October 31, 1992     to Income      and Other        October 31, 1993
- --------------         ----------------     ----------   --------------     ----------------
Buildings                  $ 18,248          $ 2,126        $ (1,202)           $ 19,172
Machinery and Equipment      49,524           11,913          (5,743)             55,694
                           --------          -------        --------            --------
                           $ 67,772          $14,039        $ (6,945)           $ 74,866
                           ========          =======        ========            ========

              ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
         SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                For Years Ended October 31, 1993, 1992 and 1991

                                                                             Deduction for
                                     Balance at           Additions           Purpose for             Balance
                                      Beginning            Charged           which Reserve            at End
      Description                      of Year            to Income           was Created             of Year
      -----------                    ----------          -----------         --------------           -------
Reserve for doubtful
  accounts receivable

 Year Ended October 31
 ---------------------

1993                                  $2,314               $  668                $(565)               $2,417
                                      ======               ======                =====                ======
1992                                  $2,078               $  916                $(680)               $2,314
                                      ======               ======                =====                ======
1991                                  $2,308               $  621                $(851)               $2,078
                                      ======               ======                =====                ======

Restructuring reserves related to
  accounts receivable and inventory

Year Ended October 31
- ---------------------

1993                                  $ ---                $3,890                $ ---                $3,890
                                      ======               ======                ======               ======
1992                                  $ ---                $ ---                 $ ---                $ ---
                                      ======               ======                ======               ======
1991                                  $ ---                $ ---                 $ ---                $ ---
                                      ======               ======                ======               ======

              ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                       SCHEDULE IX--SHORT-TERM BORROWINGS
                                 (in thousands)

                               October 31, 1993                       Year Ended October 31, 1993
                         -----------------------------      ---------------------------------------------------
                                           Weighted          Maximum            Average            Weighted
                          Balance          Average            Amount             Amount             Average
       Category         Outstanding     Interest Rate      Outstanding       Outstanding(3)    Interest Rate(4)
       --------         -----------     -------------      -----------       --------------    ----------------
Domestic banks (1)        $ ---              N/A             $ 3,500            $   400              6.6%
Foreign banks (2)          5,157             8.8%              5,200              3,700              9.5%
                          ------
                          $5,157
                          ======

                               October 31, 1992                       Year Ended October 31, 1992
                         -----------------------------      ---------------------------------------------------
                                           Weighted          Maximum            Average            Weighted
                          Balance          Average            Amount             Amount             Average
       Category         Outstanding     Interest Rate      Outstanding       Outstanding(3)    Interest Rate(4)
       --------         -----------     -------------      -----------       --------------    ----------------
Domestic banks (1)        $ ---              N/A            $12,000            $6,700                6.6%

Foreign banks (2)          2,843             10.1%            5,600             4,300               11.7%
                          -------

                          $2,843
                          ======

(1)    Borrowings are under a line of credit of $35 million.

(2) Borrowings are made by foreign subsidiaries from a number of banks located in countries in which the subsidiaries have operations.

(3) Determined by averaging the borrowings outstanding at each month-end during the fiscal year.

(4) Determined by averaging interest rates at each month-end during the fiscal year.

              ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            SCHEDULE X-- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (in thousands)

The following items have been charged to costs and expenses as stated:

                                                  For the Years Ended October 31,
                                                  -------------------------------
                                                    1993       1992       1991
                                                   ------     ------     ------
Maintenance and repairs                            $3,816     $4,493     $4,942

Amortization of intangibles
         and other assets                           5,500      5,784      5,501

The following items have been charged to costs and expenses but do not individually exceed one per cent of net sales:

         Taxes, other than payroll and income taxes
         Royalties
         Advertising costs

                       ESTERLINE TECHNOLOGIES CORPORATION
                     Form 10-K Report for Fiscal Year Ended
                                October 31, 1993

                               INDEX TO EXHIBITS
                               -----------------

         Exhibit
         Number                             Exhibit                        Page No.
         ------                             -------                        --------
         3.1        Composite Restated Certificate of Incorporation
                    of the Company as amended by Certificate of
                    Amendment dated March 14, 1990.  (Incorporated
                    by reference to Exhibit 19 to 10-Q Report for
                    the quarter ended July 31, 1990.)

         3.2        By-laws of the Company, as amended and restated
                    December 15, 1988. (Incorporated by reference to Exhibit 3.2 to 10-K Report for the fiscal year ended October 31, 1988.)

         4.1        Indenture, dated as of October 1, 1980, among
                    Esterline International Finance N.V., the
                    Company and Manufacturers Hanover Trust Company, relating to 8-1/4% Convertible Subordinated
                    Guaranteed Debentures due 1995 of Esterline
                    International Finance N.V., convertible into
                    Common Stock of the Company. (Incorporated by reference to Exhibit 4.1 to 10-K Report for the fiscal year ended October 31, 1980.)
                    Registrant undertakes to furnish to the
                    Commission, upon request, a copy of any other instrument defining the rights of long-term debt of the Registrant and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

         4.2        Form of Rights Agreement, dated as of December
                    9,1992, between the Company and Chemical Bank, which includes as Exhibit A thereto the form of Certificate of Designation, Preferences and Rights of Series A Serial Preferred Stock and as Exhibit
                    B thereto the form of Rights Certificate
                    (Incorporated by reference to Exhibit 1
                    to the Registration Statement to Form 8-A filed December 17, 1992.)





         Exhibit
         Number                    Exhibit                                  Page No.
         ------                    -------                                  --------
        10.1        Amendment of Lease and Agreement, dated
                    March 11, 1959, between the City of Torrance,
                    California, and Longren Aircraft Company, Inc.,
                    as original lessee; Lease, dated July 1, 1959,
                    between the City of Torrance and Aeronca
                    Manufacturing Corporation, as original lessee;
                    and Assignment of Ground Lease, dated September 26,
                    1985, from Robert G. Harris, as successor lessee
                    under the foregoing leases, to Excellon Industries,
                    Inc., relating to principal manufacturing facility
                    of Excellon at 24751 Crenshaw Boulevard, Torrance,
                    California.  (Incorporated by reference to
                    Exhibit 10.1 to 10-K Report for fiscal year
                    ended October 31, 1986.)

         10.2 Asset Purchase Agreement dated September 8, 1989 relating to the purchase by Esterline of the Acquired Companies. (Incorporated by reference to Exhibit 2.1 to Form 8-K dated September 27,
                    1989.)

         10.3 Stock Purchase Agreement dated September 8, 1989 relating to the purchase by Esterline of shares of its common stock from a group of affiliated shareholders. (Incorporated by reference to
                    Exhibit 2.2 to Form 8-K dated September 27, 1989.)

         10.4       Industrial Lease dated July 17, 1984 between Dexter
                    Avenue Associates and Korry Electronics Co.,
                    First Amendment to Lease dated May 10, 1985, Second
                    Amendment to Lease dated June 20, 1986, Third
                    Amendment to Lease dated September 1, 1987, and
                    Notification of Option Exercise dated January 7,
                    1991, relating to the manufacturing facility of Korry Electronics at 901 Dexter Avenue N., Seattle,
                    Washington. (Incorporated by reference to Exhibit
                    10.4 to 10-K Report for the fiscal year ended
                    October 31, 1991.)

         10.5       Industrial Lease dated July 17, 1984 between 801
                    Dexter Associates and Korry Electronics Co.,
                    First Amendment to Lease dated May 10, 1985, Second
                    Amendment to Lease dated June 20, 1986, Third
                    Amendment to Lease dated September 1, 1987, and
                    Notification of Option Exercise dated January 7,
                    1991, relating to the manufacturing facility of Korry Electronics at 801 Dexter Avenue N., Seattle,
                    Washington.  (Incorporated by reference to Exhibit
                    10.5 to 10-K Report for the fiscal year ended
                    October 31, 1991.)





         Exhibit
         Number                      Exhibit                                Page No.
         ------                      -------                                --------
         10.7       Amended and Restated Credit Agreement executed
                    as of January 25, 1991 dated and effective as of
                    September 18, 1989 between Esterline Corporation,
                    certain of its subsidiaries, various financial
                    institutions and Continental Bank N.A. as Agent.
                    (Incorporated by reference to Exhibit 10.7 to 10-K
                    Report for the fiscal year ended October 31, 1990.)

         10.8       Amendment, dated as of August 6, 1992, among
                    Esterline Technologies Corporation, certain of its subsidiaries, various financial institutions and Continental Bank N.A., as agent, to that certain
                    Amended and Restated Credit Agreement, executed as of January 25, 1991 and dated and effective as of September 18, 1989, among Esterline Corporation, certain of its subsidiaries, certain financial institutions and Continental Bank N.A., as agent.
                    (Incorporated by reference to Exhibit 10.8 to 10-Q
                    Report for the quarter ended July 31, 1992.)

         10.8a      Amendment, dated as of October 31, 1993, among
                    Esterline Technologies Corporation, certain of its
                    subsidiaries, various financial institutions and
                    Continental Bank N.A., as agent, to that certain
                    Amended and Restated Credit Agreement, executed
                    as of January 25, 1991 and dated and effective as
                    of September 18, 1989 and amended August 6, 1992,
                    among Esterline Corporation, certain of its
                    subsidiaries, certain financial institutions
                    and Continental Bank N.A., as agent.                    29


         10.9 Note Agreement, dated as of July 15, 1992, among Esterline Technologies Corporation, certain of its subsidiaries, The Northwestern Mutual Life
                    Insurance Company and New England Mutual Life
                    Insurance Company relating to 8.75% Senior Notes due July 30, 2002 of Esterline Technologies
                    Corporation and certain of its subsidiaries.
                    (Incorporated by reference to Exhibit 10.9 to 10Q Report for the quarter ended July 31, 1992.)

         10.9a      Amendment to Note Agreement, executed as of
                    October 31, 1993, to that certain Note Agreement,
                    dated and effective as of July 15, 1992, among
                    Esterline Technologies Corporation, certain of its
                    subsidiaries, The Northwestern Mutual Life Insurance
                    Company and New England Mutual Life Insurance Company
                    relating to 8.75% Senior Notes due July 30, 2002
                    of Esterline Technologies Corporation and certain
                    of its subsidiaries.                                    39


         Exhibit
         Number                    Exhibit                                  Page
         ------                    -------                                  ---
         10.10      Compensation of Directors.  (Incorporated by
                    reference to first  paragraph under "Other
                    Information as to Directors" in the definitive
                    form of the Company's  Proxy Statement,
                    relating to its 1994 Annual Meeting of
                    Shareholders to be held on March 30, 1994,
                    to be filed with the Securities and Exchange
                    Commission and the New York Stock Exchange
                    on or before February 10, 1994.)

         10.14      Stock Option Plan for Carroll M. Martenson.
                    (Incorporated by reference to Exhibit B
                    to the Company's Proxy Statement dated
                    February 9, 1988.)

         10.14a Certificate of Grant of Option pursuant to Stock Option Plan for Carroll M. Martenson.
                    (Incorporated by reference to Exhibit 10.14a to 10-K Report for the fiscal year ended
                    October 31, 1991.)

         10.14b Amendment to Certificate of Grant of Option pursuant to Stock Option Plan for Carroll M.
                    Martenson. (Incorporated by reference to Exhibit
                    10.14b to 10-K Report for the fiscal year ended October 31, 1991.)

         11         Schedule setting forth computation of earnings
                    per share for the five fiscal years ended
                    October 31, 1993.                                       54

         13         Annual Report to Shareholders for the fiscal
                    year ended October 31, 1993.  (Not filed as
                    part of this Report except for those portions
                    thereof incorporated by reference herein.)              56

         21         List of subsidiaries.                                   79

         23.1       Consent of Deloitte & Touche.                           80


Exhibit            Management Contracts or Compensatory Plans
Number             or Arrangements                                         Page
- ------             ------------------------------------------              ----
         10.13      Amended and Restated 1987 Stock Option Plan.
                    (Incorporated by reference to Exhibit 10.13
                    to 10-Q Report for the quarter ended
                    January 31, 1992.)

         10.15      Esterline Corporation Supplemental Retirement
                    Income Plan for Key Executives. (Incorporated by reference to Exhibit 10.15 to 10-K Report for the fiscal year ended October 31, 1989.)


Exhibit             Management Contracts or Compensatory Plans
Number              or Arrangements                                         Page
- ------              ------------------------------------------              ----
         10.16a     Esterline Corporation Long-Term Incentive
                    Compensation Plan, Fiscal Years 1990
                    through 1993, as amended September 1991.
                    (Incorporated by reference to Exhibit
                    10.16a to 10-K Report for the fiscal year
                    ended October 31, 1992.)

         10.16b     Esterline Corporation Long-Term Incentive
                    Compensation Plan, Fiscal Years 1992
                    through 1995. (Incorporated by reference to Exhibit 10.16b to 10-K Report for the fiscal year ended October 31, 1992)

         10.16c     Esterline Corporation Long-Term Incentive
                    Compensation Plan, Fiscal Years 1993
                    through 1996.                                           46

         10.19      Executive Officer Termination Protection Agreement.
                    (Incorporated by reference to Exhibit 10.19 to 10-K
                    Report for the fiscal year ended October 31, 1992.)

         10.20a     Esterline Technologies Corporation Corporate
                    Management Incentive Compensation Plan for
                    fiscal year 1993.                                       51

