Form 10-Q
period 1994-01-31
ESTERLINE TECHNOLOGIES CORP
filed 1994-03-16
CIK 33619

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  --------------------------

                           Form 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 31, 1994    Commission file number 1-6357
                  ----------------                           ------

              ESTERLINE TECHNOLOGIES CORPORATION
         --------------------------------------------
    (Exact name of registrant as specified in its charter)

           Delaware                      13-2595091
         ------------                  --------------
 (State or other jurisdiction         (I.R.S. Employer
of incorporation or organization)   Identification No.)

10800 NE 8th Street, Bellevue, Washington      98004
- -----------------------------------------   -----------
 (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code  206/453-9400
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               X    Yes                           No
            -------                      --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 25, 1994:

     Common Stock, par value $.20 per share--6,512,641 shares.

                  Page 1 of 11 Pages
               Exhibit Index at Page 10

                PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

              ESTERLINE TECHNOLOGIES CORPORATION
                  CONSOLIDATED BALANCE SHEET
          As of January 31, 1994 and October 31, 1993
                        (In thousands)

                                        January 31,   October 31,
                                          1994          1993
                                       ------------  ------------
ASSETS                                  (unaudited)
Current Assets
   Cash and equivalents                 $    178     $   3,218
   Accounts receivable, net of
      allowances of $2,422
      and $2,417 for doubtful
      accounts          		  39,870	45,778
   Inventories
      Finished goods                      10,307         9,508
      Work in process                     17,820        17,340
      Raw materials and purchased parts   11,664        11,582
                                        --------     ---------
                                          39,791        38,430
                                        --------     ---------
   Deferred income taxes                   7,882         7,882
   Prepaid expenses                        1,623         1,838
                                        --------     ---------
      Total Current Assets                89,344        97,146

Property, Plant and Equipment            143,121       140,891
   Accumulated depreciation               87,262        84,326
                                        --------     ---------
                                          55,859        56,565
Cost in Excess of Net Assets Acquired     23,465        23,802
Intangibles & Other                       23,429        23,679
Deferred Income Taxes                      4,480         4,480
                                        --------     ---------
                                        $196,577     $ 205,672
                                        ========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                     $ 11,362     $  14,647
   Accrued liabilities                    56,511        60,063
   Notes payable                           6,103         5,157
   Current maturities of long-term debt    4,566         7,062
   Federal and foreign income taxes          885         1,153
                                        --------     ---------
      Total Current Liabilities           79,427        88,082

Long-Term Debt,
   net of current maturities              62,186	62,267
Shareholders' Equity
   Common stock, par value $.20 per
      share, authorized 30,000,000
      shares, issued and outstanding
      6,512,641 shares                     1,302         1,302
   Capital in excess of par value         10,482        10,482
   Retained earnings                      46,984        47,388
   Cumulative translation adjustment      (3,804)       (3,849)
                                        --------     ---------
      Total Shareholders' Equity          54,964        55,323
                                        --------     ---------
                                        $196,577     $ 205,672
                                        ========     =========

      See Notes to Consolidated Financial Statements
                         -2-

              ESTERLINE TECHNOLOGIES CORPORATION
             CONSOLIDATED STATEMENT OF OPERATIONS
     For the Three Months Ended January 31, 1994 and 1993
                          (Unaudited)
           (In thousands, except per share amounts)

                                              Three Months Ended
                                                  January 31,
                                              ------------------
                                                1994     1993
                                              -------  -------

Net Sales                                     $57,872  $67,324

Costs and Expenses

  Cost of sales                                36,147   41,913

  Selling, general and administrative          20,885   23,290

  Interest expense, net                         1,466    1,569
                                              -------  -------

                                               58,498   66,772
                                              -------  -------

Earnings (Loss) Before Income Taxes              (626)     552


Income Tax Expense (Benefit)                     (222)     221
                                              -------  -------

Net Earnings (Loss)                           $  (404) $   331
                                              =======  =======


Net Earnings (Loss) Per Share                 $ (0.06) $  0.05
                                              =======  =======

      See Notes to Consolidated Financial Statements
                         -3-

              ESTERLINE TECHNOLOGIES CORPORATION
             CONSOLIDATED STATEMENT OF CASH FLOWS
     For the Three Months Ended January 31, 1994 and 1993
                          (Unaudited)
                        (In thousands)


                                              Three Months Ended
                                                  January 31,
                                              ------------------
                                                1994    1993
                                              -------  -------

Cash Flows Provided (Used) by Operating Activities
  Net earnings (loss)                         $  (404) $   331
  Depreciation and amortization                 3,602    4,633
  Deferred income taxes                           ---     (139)
  Working capital changes
    Accounts receivable                         5,908    6,167
    Inventories                                (1,361)  (1,765)
    Prepaid expenses                              215    (331)
    Accounts payable                           (3,285)  (2,315)
    Accrued liabilities                        (3,552)  (5,478)
    Federal and foreign income taxes             (268)    (603)
  Other, net                                     (227)      58
                                              -------  -------
                                                  628      558
                                              -------  -------

Cash Flows Used by Investing Activities
  Capital additions, net                       (2,082)  (1,560)
                                              -------  -------

Cash Flows Provided (Used) by Financing Activities
  Net change in notes payable                     946    2,332
  Repayment of long-term debt                  (2,577)  (2,617)
  Cumulative translation adjustment                45     (522)
                                              -------  -------
                                               (1,586)    (807)
                                              -------  -------

Net Increase (Decrease) in Cash
  and Equivalents                              (3,040)  (1,809)
Cash and Equivalents - Beginning of Period      3,218    3,117
                                              -------  -------
Cash and Equivalents - End of Period          $   178  $ 1,308
                                              =======  =======

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
    Interest expense                          $   205  $ 1,407
    Income taxes                                  223      846

      See Notes to Consolidated Financial Statements
                         -4-

              ESTERLINE TECHNOLOGIES CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the Three Months Ended January 31, 1994 and 1993



1. The consolidated balance sheet as of January 31, 1994 and the consolidated statements of operations and cash flows for the three months ended January 31, 1994 and 1993 are unaudited, but in the opinion of management all adjustments necessary to present fairly the financial statements referred to above have been made, none of which were other than normal recurring accruals.

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition

Results of Operations

The first quarter of fiscal 1994 (ended January 31) resulted in a net loss of $404,000, or $.06 per share, on sales of $57.9 million. In the first quarter of fiscal 1993 the Company reported net earnings of $331,000, or $.05 per share, on sales of $67.3 million. The current quarter's net loss was after a tax benefit of $222,000 and was primarily a result of the reduced sales level.

The 14% sales decline from the prior-year quarter affected all three of the Company's business groups, and ranged from 11.5% in the Instrumentation Group to 15.9% in the Aerospace/Defense Group. The declines resulted from: (a) the downturn in commercial aircraft and defense markets in fiscal 1993, affecting certain operations in both the Aerospace/Defense and Instrumentation Groups, (b) also in the Instrumentation Group, continued low spending by utilities for power generation-related products as a result of industry emphasis on power conservation, and reduced sales at a Group company primarily resulting from shipment delays due to temporary production difficulties, and (c) low order levels in late calendar 1993 at Automation Group's printed circuit board drilling machine operation. Sales in other Automation Group companies increased from last year, primarily because of some improvement in certain capital equipment markets.

Current quarter operating earnings in the Automation Group were improved compared with the prior-year period primarily due to significant cost reductions in 1993 at the drilling machine operation coupled with the increased sales at other group companies. Performance at the group's operation producing automated metal cutting and punching equipment improved significantly from the same quarter last year. Operating earnings for the first quarter of fiscal 1994 in the Aerospace/Defense and Instrumentation Groups were significantly lower than the year-ago quarter due to reduced sales.

Gross margin as a percent of sales was 37.5% in the current quarter, virtually level with the first quarter last year. Selling, general and administrative expenses decreased by $2.4 million from the prior-year quarter, but increased as a percent of sales from 34.6% to 36.1% due to the lower sales level in the current quarter. Interest expense was $103,000 less in the first quarter of fiscal 1994 due to lower debt levels. The effective income tax rate was a 35.5% benefit versus a 40% provision in the prior-year quarter.

Backlog at the end of the current quarter was $77.3 million, up slightly from $74.4 million at the beginning of the quarter but down from $92.5 million at the same time last year. At January 31, 1994, Company-wide backlog expected to be filled after fiscal 1994 was $16 million.

The fourth quarter 1993 restructuring, which contemplated a number of actions including the sale or shutdown of certain small operations, is substantially on schedule. The Company is actively engaged in negotiations for the sale of one small company. Cost estimates associated with the restructuring remain substantially unchanged.

Financial Condition

The Company has not yet incurred any significant cash requirement in connection with the fourth quarter 1993 restructuring, and on an overall basis, no significant cash requirement is anticipated.

The Company's total debt at January 31, 1994 was
$72.9 million, down $1.6 million from the Company's fiscal year end (October 31). Working capital increased to $9.9 million during the quarter ended January 31, 1994 from $9.1 million at year end. Capital expenditures are anticipated to be approximately $10 million during fiscal 1994, compared to $9.6 million in fiscal 1993. Capital expenditures primarily consist of machinery and equipment and computers. The Company expects to finance its foreseeable working capital requirements and capital expenditures from available cash resources, including bank credit lines and funds generated from operations. Total available funds at January 31, 1994 consisted of cash on hand of $178,000, plus approximately $31 million available under short-term commitments with domestic and foreign banks. The Company's financing arrangements contain various restrictions, including maintenance of net worth, payment of dividends, interest coverage, and limitations on additional borrowings.

                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In late 1992, Korry Electronics received a subpoena for records from the Department of Defense, Office of the Inspector General, relating to a government investigation focusing on whether Korry properly certified that certain switches used in military equipment were in compliance with applicable specifications and testing standards. The Company has supplied records requested in the subpoena and is engaged in settlement discussions with government officials. The investigation remains open, but the Company currently believes that this matter will not have a material adverse affect on its financial position or results of operations.

The Company has various lawsuits, claims, investigations and contingent liabilities arising from the conduct of business, including those associated with government contracting activities, none of which, in the opinion of management, is expected to have a material effect on the Company's financial position or results of operations.


Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits.

        11. Schedule setting forth computation of earnings per common share for the three months ended
             January 31, 1994 and 1993.

   (b)  Reports on Form 8-K.

        A current report on Form 8-K dated December 29, 1993 was filed with the Securities and Exchange Commission with respect to the Company's public announcement of a fourth quarter 1993 board-approved restructuring plan.
        No financial statements were filed.


                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                 Esterline Technologies Corporation
                                            (Registrant)



Date:  March 15, 1994         By:  /s/  Robert W. Stevenson
                                  ------------------------------
                                        Robert W. Stevenson
                                    Executive Vice President and
                                      Chief Financial Officer,
                                      Secretary and Treasurer
                            (Principal Financial and Accounting Officer)

              ESTERLINE TECHNOLOGIES CORPORATION
           Form 10-Q Report for Fiscal Quarter Ended
                       January 31, 1994



                       INDEX TO EXHIBITS




Exhibit                                                Page
Number                    Exhibit                     Number

11.       Schedule setting forth computation of         11
          earnings per common share for the three
          months ended January 31, 1994 and 1993.
