Form 10-Q
period 1994-04-30
ESTERLINE TECHNOLOGIES CORP
filed 1994-06-15
CIK 33619

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
              ----------------------------------

                           Form 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   April 30, 1994     Commission file number   1-6357
                    --------------                              ------

              ESTERLINE TECHNOLOGIES CORPORATION
              ----------------------------------
   (Exact name of registrant as specified in its charter)


           Delaware                             13-2595091
           --------                             ----------
 (State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)


10800 NE 8th Street, Bellevue, Washington       98004
- - -----------------------------------------       -----
(Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code  206/453-9400
                                                    ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               X    Yes                           No
             ------                         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 27, 1994:

     Common Stock, par value $.20 per share--6,512,641 shares.

                      Page 1 of 11 Pages
                   Exhibit Index at Page 10

                PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements
- - -------   --------------------

              ESTERLINE TECHNOLOGIES CORPORATION
                  CONSOLIDATED BALANCE SHEET
           As of April 30, 1994 and October 31, 1993
                        (In thousands)


                                        April 30,   October 31,
                                          1994         1993
                                        --------      -------
ASSETS                                 (unaudited)
- - ------


Current Assets
   Cash and equivalents                 $     98      $  3,218
   Accounts receivable,
      net of allowances
      of $2,486 and $2,417
      for doubtful accounts               41,977        45,778
   Inventories
      Finished goods                       8,881         9,508
      Work in process                     17,813        17,340
      Raw materials and purchased parts   10,711        11,582
                                        --------      --------
                                          37,405        38,430
                                        --------      --------
   Deferred income taxes                   7,882         7,882
   Prepaid expenses                        2,645         1,838
                                        --------      --------
      Total Current Assets                90,007        97,146

Property, Plant and Equipment            141,623       140,891
   Accumulated depreciation               86,539        84,326
                                        --------      --------
                                          55,084        56,565
Cost in Excess of Net Assets Acquired     23,263        23,802
Intangibles & Other                       22,861        23,679
Deferred Income Taxes                      4,480         4,480
                                        --------      --------
                                        $195,695      $205,672
                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------

Current Liabilities
   Accounts payable                     $ 13,686      $ 14,647
   Accrued liabilities                    58,091        60,063
   Notes payable                           4,158         5,157
   Current maturities of long-term debt      463         7,062
   Federal and foreign income taxes          941         1,153
                                        --------      --------
      Total Current Liabilities           77,339        88,082

Long-Term Debt, net of current
   maturities                             61,940        62,267
Shareholders' Equity
   Common stock, par value $.20
   per share, authorized 30,000,000
   shares, issued and outstanding
   6,512,641 shares                        1,302         1,302
   Capital in excess of par value         10,482        10,482
   Retained earnings                      48,138        47,388
   Cumulative translation adjustment      (3,506)       (3,849)
                                        --------      --------
      Total Shareholders' Equity          56,416        55,323
                                        --------      --------
                                        $195,695      $205,672
                                        ========      ========


        See Notes to Consolidated Financial Statements
                              -2-

              ESTERLINE TECHNOLOGIES CORPORATION
             CONSOLIDATED STATEMENT OF OPERATIONS
 For the Three Months and Six Months Ended April 30, 1994 and 1993
                          (Unaudited)
           (In thousands, except per share amounts)


                                         Three Months Ended       Six Months Ended
                                               April 30,              April 30,
                                        --------------------    --------------------


                                          1994       1993         1994       1993
                                        ---------  ---------    ---------  ---------

Net Sales                               $  70,867  $  71,588    $ 128,739  $ 138,912

Costs and Expenses

  Cost of sales                            43,000     44,300       79,147     86,213

  Selling, general and administrative      24,581     24,934       45,466     48,224

  Interest expense, net                     1,453      1,552        2,919      3,121
                                        ---------  ---------    ---------  ---------

                                           69,034     70,786      127,532    137,558
                                        ---------  ---------    ---------  ---------

Earnings Before Income Taxes                1,833        802        1,207      1,354

Income Tax Expense                            679        319          457        540
                                        ---------  ---------    ---------  ---------

Net Earnings                            $   1,154  $     483    $     750  $     814
                                        =========  =========    =========  =========

Net Earnings Per Share                  $    0.18  $    0.07    $    0.12  $    0.12
                                        =========  =========    =========  =========


        See Notes to Consolidated Financial Statements
                              -3-

              ESTERLINE TECHNOLOGIES CORPORATION
             CONSOLIDATED STATEMENT OF CASH FLOWS
       For the Six Months Ended April 30, 1994 and 1993
                          (Unaudited)
                        (In thousands)


                                                      Six Months Ended
                                                          April 30,
                                                   ----------------------


                                                     1994         1993
                                                   ---------    --------

Cash Flows Provided (Used) by Operating Activities
  Net earnings                                     $     750    $     814
  Depreciation and amortization                        8,160        9,315
  Deferred income taxes                                  ---         (287)
  Working capital changes
    Accounts receivable                                3,801        6,223
    Inventories                                        1,025       (1,581)
    Prepaid expenses                                    (807)        (834)
    Accounts payable                                    (961)      (1,487)
    Accrued liabilities                               (1,972)      (3,726)
    Federal and foreign income taxes                    (212)      (1,813)
  Other, net                                            (238)        (623)
                                                   ---------    ---------
                                                       9,546        6,001
                                                   ---------    ---------

Cash Flows Used by Investing Activities
  Capital additions, net                              (5,084)      (3,656)
                                                   ---------    ---------

Cash Flows Provided (Used) by Financing Activities
  Net change in notes payable                           (999)       1,646
  Repayment of long-term debt                         (6,926)      (4,573)
  Cumulative translation adjustment                      343         (625)
                                                   ---------    ---------
                                                      (7,582)      (3,552)
                                                   ---------    ---------

Net Increase (Decrease) in Cash and Equivalents       (3,120)      (1,207)
Cash and Equivalents - Beginning of Period             3,218        3,117
                                                   ---------    ---------
Cash and Equivalents - End of Period               $      98    $   1,910
                                                   =========    =========

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
    Interest expense                               $   2,113    $   2,251
    Income taxes                                         932        2,359


        See Notes to Consolidated Financial Statements
                              -4-

              ESTERLINE TECHNOLOGIES CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Six Months Ended April 30, 1994 and 1993



1. The consolidated balance sheet as of April 30, 1994 and the consolidated statements of operations for the three months and six months ended April 30, 1994 and 1993 and cash flows for the six months ended April 30, 1994 and 1993 are unaudited, but in the opinion of management all adjustments necessary to present fairly the financial statements referred to above have been made, none of which were other than normal recurring accruals.

Item 2. Management's Discussion and Analysis of Results of Operations and
- - ------- -----------------------------------------------------------------
        Financial Condition
        -------------------

Results of Operations
- - ---------------------

Net earnings for the second quarter of fiscal 1994 (ended April 30) were $1.2 million, or $.18 per share, on sales of $70.9 million, compared with net earnings of $483,000, or $.07 per share, on sales of $71.6 million in the year-ago quarter. Earnings increased on substantially level sales primarily due to improved margins on favorable product sales mix and reduced amortization expense as a result of the write-off of intangible assets associated with the fourth quarter 1993 restructuring plan. For the six months ended April 30, 1994, net earnings were $750,000, or $.12 per share, on sales of $128.7 million, compared with net earnings of $814,000, or $.12 per share, on sales of $138.9 million in the prior-year period.

Second quarter 1994 sales in each of the Company's three business segments were essentially level compared with the prior-year quarter, but improved compared with first quarter 1994's exceptionally low sales volume. For the six months ended April 30, 1994, individual group sales were approximately 7% lower than a year earlier. Recent strengthening in Automation Group markets is reflected in improved group operating earnings for both the three- and six-month periods ended April 30, 1994. In the Instrumentation Group, operating earnings for the current quarter and year-to-date periods decreased primarily due to continuing competitive pressures in the utilities and industrial manufacturing markets.

Company-wide gross margin as a percent of sales for the three months ended April 30, 1994 improved to 39.3% compared with 38.1% for the year-ago period. Individual operating group gross margin percentages ranged from 38% to 41%. Selling, general and administrative expenses in 1994's second quarter decreased $353,000 from the prior year. For the first-half periods, these expenses were $2.8 million lower than a year ago. The decreases are primarily due to reduced sales commissions resulting from the lower sales level in the first quarter of 1994, and to reduced amortization expense resulting from the 1993 restructuring plan and continuing cost containment efforts. Interest expense was $99,000 lower in the second quarter of 1994 compared with the same prior-year quarter due to lower debt levels. Effective income tax rates for the second quarter and first half of 1994 were 37% and 38%, respectively, compared with 40% for the year-ago periods.

Order input in the second quarter of 1994 totaled
$84.2 million, compared with $62.6 million in the prior-year quarter. For the first six months of 1994, order input was $144.9 million, compared with $125.2 million a year earlier. The increases are primarily attributable to a pickup in domestic markets for key Automation Group operations and to the favorable timing of receipt of long lead-time orders in the Aerospace and Defense Group. Backlog at April 30, 1994 was $87.7 million, compared with $83.6 million a year ago and $77.3 million at the beginning of the current quarter. At April 30, 1994, Company-wide backlog expected to be delivered after fiscal 1994 was $24 million.

The Company's fourth quarter 1993 restructuring plan remains substantially on schedule. Of the $40.6 million pre-tax restructuring charge recorded in fiscal 1993, $16 million is related to actions completed prior to April 30, 1994, including the write-off of intangible assets and the sale of assets (excluding plant) of a subsidiary, Republic Electronics Co. The remaining $24.6 million relates to ongoing actions which, in management's opinion, is adequate based on current cost estimates and includes the sale or shutdown of certain small operations, anticipated losses on sale of vacant facilities, employee severance, and consolidation of facilities for increased efficiency.

Financial Condition
- - -------------------

Cash requirements in connection with the fourth quarter 1993 restructuring plan have not been significant, and in the case of the Republic sale, proceeds exceeded out-of-pocket sale costs. On an overall basis, no significant cash requirement as a result of the restructuring is anticipated.

The Company's total debt at April 30, 1994 was $66.6 million, a reduction during 1994's second quarter of $6.3 million which was financed by cash generated from operations and with proceeds from the Republic sale discussed above. Working capital increased $2.8 million during the second quarter to $12.7 million primarily due to paydown of current debt, partially with proceeds from the Republic sale. Capital expenditures are anticipated to be approximately $10 million during fiscal 1994, compared with $9.6 million in fiscal 1993. At April 30, 1994, $5 million had been expended. Capital expenditures primarily consist of machinery and equipment and computers. The Company expects to finance its foreseeable working capital requirements and capital expenditures from available cash resources, including bank credit lines and funds generated from operations. Total funds available at April 30, 1994 consisted of cash on hand of $98,000, plus approximately $34 million available under short-term commitments with domestic and foreign banks.

                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings
- - ------- -----------------

In late 1992, Korry Electronics received a subpoena for records from the Department of Defense, Office of the Inspector General, relating to a government investigation focusing on whether Korry properly certified that certain switches used in military equipment were in compliance with applicable specifications and testing standards. Without admission of any wrongdoing on Korry's part, in April 1994 the government and Korry settled the matter for $250,000.

The Company has various lawsuits, claims, investigations and contingent liabilities arising from the conduct of business, including those associated with government contracting activities, none of which, in the opinion of management, is expected to have a material effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
- - ------- ---------------------------------------------------

At the Company's annual meeting of shareholders held on March 30, 1994, shareholders approved the following proposals:

    (a) The election of the following persons as directors for the terms indicated:


                                               Votes Cast
                                               ----------

          Name                Term           For    Withheld
          ----                ----           ---    --------


    Gilbert W. Anderson      3 Years     5,755,698    56,726
    Wendell P. Hurlbut       3 Years     5,758,331    54,093
    Paul G. Schloemer        1 Year      5,757,548    54,876
    Malcolm T. Stamper       3 Years     5,758,073    54,351


    (b) The selection of Deloitte & Touche as independent auditors for the fiscal year ending October 31, 1994. The number of affirmative votes on the matter was 5,776,990, the number of negative votes was 15,979, and the number of abstentions was 19,455.


Item 6. Exhibits and Reports on Form 8-K
- - ------- --------------------------------


     (a)     Exhibits.

             11. Schedule setting forth computation of earnings per common share for the three months and six months ended April 30, 1994 and 1993.

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.


                          SIGNATURES
                          ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                 Esterline Technologies Corporation
                                            (Registrant)



Date:  June 13, 1994          By:  /s/  Robert W. Stevenson
                                   ------------------------
                                        Robert W. Stevenson
                                    Executive Vice President and
                                      Chief Financial Officer,
                                      Secretary and Treasurer
                            (Principal Financial and Accounting Officer)


              ESTERLINE TECHNOLOGIES CORPORATION
           Form 10-Q Report for Fiscal Quarter Ended
                        April 30, 1994



                       INDEX TO EXHIBITS
                       -----------------


Exhibit                                                                   Page
Number                    Exhibit                                        Number
- - ------                    -------                                        ------


11        Schedule setting forth computation of earnings per common        11
          share for the three months and six months ended April 30, 1994 and 1993.
