Form 10-Q
period 1994-07-31
ESTERLINE TECHNOLOGIES CORP
filed 1994-09-14
CIK 33619

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
              ----------------------------------

                           Form 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  July 31, 1994    Commission file number  1-6357
                   -------------                            ------

              ESTERLINE TECHNOLOGIES CORPORATION
              ----------------------------------
   (Exact name of registrant as specified in its charter)

           Delaware                                13-2595091
           --------                                ----------
 (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)

10800 NE 8th Street, Bellevue, Washington          98004
- - -----------------------------------------          -----
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

               X    Yes                           No
             -----                         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1994:

     Common Stock, par value $.20 per share--6,512,641 shares.

                       Page 1 of 10 Pages
                   Exhibit Index at Page 9

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
- - -------  --------------------
              ESTERLINE TECHNOLOGIES CORPORATION
                  CONSOLIDATED BALANCE SHEET
          As of July 31, 1994 and October 31, 1993
                       (In thousands)

                                                       July 31,      October 31,
                                                         1994           1993
                                                      -----------    -----------
ASSETS                                                (unaudited)
- - ------
Current Assets
   Cash and equivalents                               $       814    $     3,218
   Accounts receivable, net of allowances
      of $2,597 and $2,417 for doubtful accounts           45,493         45,778
   Inventories
      Finished goods                                        8,319          9,508
      Work in process                                      18,743         17,340
      Raw materials and purchased parts                    12,590         11,582
                                                      -----------    -----------
                                                           39,652         38,430
                                                      -----------    -----------
   Deferred income taxes                                    7,271          7,882
   Prepaid expenses                                         1,957          1,838
                                                      -----------    -----------
      Total Current Assets                                 95,187         97,146

Property, Plant and Equipment                             148,610        140,891
   Accumulated depreciation                                92,846         84,326
                                                      -----------    -----------
                                                           55,764         56,565
Cost in Excess of Net Assets Acquired                      23,062         23,802
Intangibles & Other                                        23,085         23,679
Deferred Income Taxes                                       4,140          4,480
                                                      -----------    -----------
                                                      $   201,238    $   205,672
                                                      ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities
   Accounts payable                                   $    16,017    $    14,647
   Accrued liabilities                                     58,543         60,063
   Notes payable                                            5,264          5,157
   Current maturities of long-term debt                       477          7,062
   Federal and foreign income taxes                           348          1,153
                                                      -----------    -----------
      Total Current Liabilities                            80,649         88,082

Long-Term Debt, net of current maturities                  61,885         62,267
Shareholders' Equity
   Common stock, par value $.20 per share,
      authorized 30,000,000 shares, issued and
      outstanding 6,512,641 shares                          1,302          1,302
   Capital in excess of par value                          10,482         10,482
   Retained earnings                                       49,653         47,388
   Cumulative translation adjustment                       (2,733)        (3,849)
                                                      -----------    -----------
      Total Shareholders' Equity                           58,704         55,323
                                                      -----------    -----------
                                                      $   201,238    $   205,672
                                                      ===========    ===========

         See Notes to Consolidated Financial Statements

              ESTERLINE TECHNOLOGIES CORPORATION
             CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months and Nine Months Ended July 31, 1994 and 1993
                         (Unaudited)
          (In thousands, except per share amounts)

                                                Three Months Ended            Nine Months Ended
                                                      July 31,                     July 31,
                                            --------------------------    --------------------------
                                                1994           1993           1994           1993
                                            -----------    -----------    -----------    -----------
Net Sales                                   $    71,676    $    69,131    $   200,415    $   208,043

Costs and Expenses

  Cost of sales                                  43,180         42,401        122,327        128,614

  Selling, general and administrative            24,728         24,550         70,194         72,774

  Interest expense, net                           1,390          1,508          4,309          4,629
                                            -----------    -----------    -----------    -----------
                                                 69,298         68,459        196,830        206,017
                                            -----------    -----------    -----------    -----------
Earnings Before Income Taxes                      2,378            672          3,585          2,026

Income Tax Expense                                  863            268          1,320            808
                                            -----------    -----------    -----------    -----------

Net Earnings                                $     1,515    $       404    $     2,265    $     1,218
                                            ===========    ===========    ===========    ===========

Net Earnings Per Share                      $       .23    $       .06    $       .35    $       .18
                                            ===========    ===========    ===========    ===========

         See Notes to Consolidated Financial Statements

              ESTERLINE TECHNOLOGIES CORPORATION
             CONSOLIDATED STATEMENT OF CASH FLOWS
      For the Nine Months Ended July 31, 1994 and 1993
                         (Unaudited)
                       (In thousands)

                                                           Nine Months Ended
                                                                July 31,
                                                      --------------------------
                                                          1994           1993
                                                      -----------    -----------
Cash Flows Provided (Used) by Operating Activities
  Net earnings                                        $     2,265    $     1,218
  Depreciation and amortization                            12,275         14,040
  Deferred income taxes                                       951           (287)
  Working capital changes
    Accounts receivable                                       285          5,907
    Inventories                                            (1,222)           183
    Prepaid expenses                                         (119)          (407)
    Accounts payable                                        1,370         (2,620)
    Accrued liabilities                                    (1,520)        (5,510)
    Federal and foreign income taxes                         (805)        (1,894)
  Other, net                                               (1,033)        (1,933)
                                                      -----------    -----------
                                                           12,447          8,697
                                                      -----------    -----------
Cash Flows Used by Investing Activities
  Capital additions, net                                   (9,107)        (6,442)
                                                      -----------    -----------
Cash Flows Provided (Used) by Financing Activities
  Net change in notes payable                                 107          3,999
  Repayment of long-term debt                              (6,967)        (7,055)
  Cumulative translation adjustment                         1,116         (1,920)
                                                      -----------    -----------
                                                           (5,744)        (4,976)
                                                      -----------    -----------
Net Increase (Decrease) in Cash and Equivalents            (2,404)        (2,721)
Cash and Equivalents - Beginning of Period                  3,218          3,117
                                                      -----------    -----------
Cash and Equivalents - End of Period                  $       814    $       396
                                                      ===========    ===========
Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
    Interest expense                                  $     4,033    $     4,147
    Income taxes                                            2,204          2,129

         See Notes to Consolidated Financial Statements

              ESTERLINE TECHNOLOGIES CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the Nine Months Ended July 31, 1994 and 1993

1. The consolidated balance sheet as of July 31, 1994 and the consolidated statements of operations for the three months and nine months ended July 31, 1994 and 1993 and cash flows for the nine months ended July 31, 1994 and 1993 are unaudited, but in the opinion of management, all adjustments necessary to present fairly the financial statements referred to above have been made, none of which were other than normal recurring accruals.

Item 2.  Management's Discussion and Analysis of Results of Operations
- - -------  -------------------------------------------------------------
         and Financial Condition
         -----------------------
Results of Operations
- - ---------------------
Net earnings for the third quarter of fiscal 1994 (ended July 31) were $1.5 million, or $.23 per share, on sales of $71.7 million, compared with net earnings of $404,000, or $.06 per share, on sales of $69.1 million in the year-ago quarter. For the nine months ended July 31, 1994, net earnings were $2.3 million, or $.35 per share, on sales of $200.4 million, compared with net earnings of $1.2 million, or $.18 per share, on sales of $208 million in the prior-year period. Earnings in both fiscal 1994 periods reflect lower amortization expense resulting from a restructuring plan effected at the end of fiscal 1993.

Performance in the Automation Group improved as group markets continued to strengthen, and as a result, sales and profitability for the current quarter and year-to-date periods were ahead of comparable prior-year periods. Sales and operating earnings in the Instrumentation Group improved slightly during the third quarter, and were lower in the Aerospace and Defense Group.

Company-wide gross margin as a percent of sales for the quarter and nine months ended July 31, 1994 increased to 40% and 39%, respectively, compared with 39% and 38% for the same year-ago periods. Individual operating group gross margin percentages ranged from 37% to 41%. Selling, general and administrative expenses in 1994's third quarter totaled
$24.7 million and were slightly higher than the prior-year quarter. However, for the nine months ended July 31, 1994, these expenses were $2.6 million lower than a year ago, primarily due to reduced sales commissions resulting from the lower sales level in the first quarter of 1994, reduced amortization expense and continuing cost containment efforts. Interest expense was $118,000 lower in the third quarter of 1994 compared with the same prior-year quarter. Effective income tax rates for the third quarter and nine-month periods of 1994 were 36% and 37%, respectively, compared with 40% for the yearago periods.

Order input in the third quarter of 1994 totaled
$90.5 million, compared with $64.4 million in the prior-year quarter. For the nine months ended July 31, 1994, order input was $235.4 million, compared with $189.6 million a year earlier. The increases were primarily attributable to continued strengthening in domestic markets for key
Automation Group operations and to the favorable timing of longer-term orders in the Aerospace and Defense Group.
Backlog at July 31, 1994 was $106.4 million, compared with $78.8 million a year earlier. At July 31, 1994, $51 million of Company-wide backlog was scheduled to be delivered after fiscal 1994.

The Company's fourth quarter 1993 restructuring plan remains substantially on schedule. Of the $40.6 million pre-tax restructuring charge recorded in fiscal 1993, $17.7 million is related to actions completed prior to July 31, 1994, including the write-off of intangible assets, employee severance and the sale of assets (excluding plant) of a subsidiary. The remaining $22.9 million relates to ongoing actions which, in management's opinion, is adequate based on current cost estimates and includes the sale or shutdown of certain small operations, anticipated losses on sale of vacant facilities, employee severance, and consolidation of facilities.

Financial Condition
- - -------------------
Cash requirements in connection with the fourth quarter 1993 restructuring plan have not been significant, and on an overall basis, are not anticipated to be significant.

The Company's total debt and working capital increased during the third quarter to $67.6 million and $14.5 million, respectively, primarily due to increased levels of inventory and receivables offset by a slight increase in notes payable. Capital expenditures are anticipated to be approximately $12 million during fiscal 1994, compared with $9.6 million in fiscal 1993. At July 31, 1994, $8.4 million had been expended. Capital expenditures primarily consist of machinery and equipment and computers. The Company expects to finance its foreseeable working capital requirements and capital expenditures from available cash resources, including bank credit lines and funds generated from operations. Total funds available at July 31, 1994 consisted of cash on hand of $814,000, plus approximately
$33 million available under shortterm commitments with domestic and foreign banks.

                 PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- - -------  --------------------------------
    (a)       Exhibits.

              11. Schedule setting forth computation of earnings per common share for the three months and nine months ended July 31, 1994 and 1993.

              27.  Financial Data Schedule.

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

                                 Esterline Technologies Corporation
                                            (Registrant)


Date:  September 12, 1994     By:  /s/  Robert W. Stevenson
                                   ------------------------
                                        Robert W. Stevenson
                                    Executive Vice President and
                                      Chief Financial Officer,
                                      Secretary and Treasurer
                             (Principal Financial and Accounting Officer)

               ESTERLINE TECHNOLOGIES CORPORATION
           Form 10-Q Report for Fiscal Quarter Ended
                         July 31, 1994

                      INDEX TO EXHIBITS
                      -----------------

Exhibit                                                               Page
Number                    Exhibit                                    Number
- - ------                    -------                                    ------
11        Schedule setting forth computation of earnings per common    10
          share for the three months and nine months
          ended July 31, 1994 and 1993.

27        Financial Data Schedule.

                              -9-