Form 10-K
period 1994-10-31
ESTERLINE TECHNOLOGIES CORP
filed 1995-01-27
CIK 33619

				UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
	                   WASHINGTON, D.C. 20549

		                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended October 31, 1994	Commission file number 1-6357

                      ESTERLINE TECHNOLOGIES CORPORATION
           (Exact name of registrant as specified in its charter)


	      DELAWARE		                   13-2595091
    (State or other jurisdiction		(I.R.S. Employer
  of incorporation or organization)	       Identification No.)

	10800 NE 8th Street
        Bellevue, Washington		             98004
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

        	  X   Yes	     No
                 ---             ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.	      X
                                                       ---------------

  As of January 9, 1995, 6,516,975 shares of the Registrant's common stock were outstanding. The aggregate market value of such common stock held by non-affiliates at such date (based upon the closing sale price) was $92,247,538.


                DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for Fiscal Year ended
October 31, 1994--Parts I, II and IV.

Portions of Proxy Statement relating to the 1995 Annual Meeting of Shareholders, to be held on March 8, 1995--Part III.
- -----------------------------------------------------------------------
                        Page 1 of 67 pages
                    Exhibit index at page 20

			       PART I
ITEM 1.  BUSINESS

     (a)     General Development of Business.

     Esterline Technologies Corporation (the "Company") conducts business through 13 principal domestic and foreign subsidiaries in three business segments described in sub-item (c) below. The Company was organized in August 1967.

     On March 30, 1992 the Company sold substantially all of the assets of Hollis Automation Co., an Esterline subsidiary which was not significant to the Company in terms of operations or financial condition. Hollis was in the Company's Automation Group.

     In the fourth quarter of 1993, the Company recorded a $40.6 million restructuring charge ($27.2 million net of income tax effect). It provided for the sale or shutdown of certain small operations in each of the Company's three business segments. On a pretax basis, $21.1 million of the restructuring charge related to the Aerospace and Defense Group, $8.9 million to the Instrumentation Group and $8.4 million to the Automation Group. The affected operations represented approximately 10% of the Company's fiscal 1993 sales.
The charge further provided for the consolidation of plants and product lines, including employees' severance, write-off of intangible assets which no longer had value and the write-down and sale of two vacant facilities.

     Actions completed through fiscal 1994 associated with the restructuring included the sale of Republic Electronics Co.
(an Aerospace and Defense Group operation), the sale of a vacant facility in Torrance, California (an Automation Group property), most elements of employees' severance, and the intangibles write-off, and comprised $19.1 million (before tax) of the recorded provision.

     (b)     Financial Information About Industry Segments.

     A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to the Company's business segments for the fiscal years ended October 31, 1994, 1993 and 1992 is incorporated herein by reference to Note 12 to the Company's Consolidated Financial Statements on pages 41 and 42 of the Annual Report to Shareholders for the fiscal year ended October 31, 1994.

     (c)     Narrative Description of Business.

     The Company consists of 13 individual businesses whose results can vary widely based on a number of factors, including domestic and foreign economic conditions and developments affecting the specific industries and customers they serve. The products sold by most of these businesses represent capital investment by either the initial customer or the ultimate end user. Also, a significant portion of the sales and profitability of some Company businesses is derived from defense and other government contracts or the commercial aircraft industry. Changes in general economic conditions or conditions in specific industries, capital acquisition cycles, and government policies, collectively or individually, can have a significant effect on the Company's performance.

     Specific comments covering all of the Company's fiscal 1994 business segments and operating units are set forth below.

AUTOMATION GROUP

     This Group produces and markets automated drilling equipment for the printed circuit board (PCB) manufacturing industry
(principally computer, telecommunications and automotive equipment); and automated metal fabrication equipment for transportation, heavy equipment and other related markets.

     Excellon Automation produces automated drilling equipment for the PCB manufacturing industry. Excellon's products emphasize productivity and are designed to provide a highly efficient automated production system for PCB manufacturers. Excellon's latest product development combines multiple spindle microdrilling of circuit boards, automatic board loading and unloading, and fully integrated material handling capabilities. During fiscal 1994, Excellon acquired Amtech, a manufacturer of unique material handling systems used in PCB production.

     Excellon products are sold worldwide to the PCB manufacturing industry, including both large and small electronics equipment manufacturers as well as component manufacturers, independent circuit board fabricators and custom drilling operations.

     In fiscal 1994, 1993 and 1992, printed circuit board drilling equipment accounted for 18%, 16% and 12%, respectively, of the Company's consolidated net sales.

     Tulon produces tungsten carbide drill and router bits, commonly ranging in size from 5.6mm down to .25mm--some as small as .10mm--for use in PCB drilling equipment. Tulon utilizes computerized equipment which automatically inspects drill bits and provides the product consistency customers need for higher-technology drilling.

     W.A. Whitney produces automated equipment for the fabrication of structural steel, sheet metal and plate components and related material-handling equipment. This equipment performs such functions as punching, cutting, shearing and tapping. W.A. Whitney historically has specialized in equipment for punching and cutting mid- to heavy-guage plate metal, utilizing plasma-arc air torch systems and hydraulic punching. Its customers consist principally of large metal fabricators, such as truck, farm implement and construction equipment manufacturers, and a wide range of independent fabricators.

     W.A. Whitney also produces a line of specialized screw machine and turret lathe tooling attachments under the Boyar-Schultz name. These products are sold to a wide range of customers primarily for use in tool room and production operations.

     Equipment Sales Co. acts as a sales representative for various manufacturers' products sold to the PCB assembly industry, including high-speed assembly equipment.

     At October 31, 1994, the backlog of the Automation Group (all of which is expected to be filled during fiscal 1995) was $29.9 million compared with $9.2 million one year earlier. The increase was primarily attributable to strengthening markets and strong customer acceptance of newer products at key Group companies.

AEROSPACE AND DEFENSE GROUP

     This Group provides a broad range of measuring and sensing devices, high-performance elastomers and clamping systems, and specialized metal finishing principally for commercial aircraft and jet engine manufacturers; also combustible ammunition components and electronic and electrical cable assemblies for both domestic and foreign defense agencies and contractors. During fiscal 1994, a group operating company, Republic Electronics Co., was sold in connection with the Company's 1993 restructuring plan.

     Armtec Defense Products manufactures molded fiber cartridge cases, mortar increments, igniter tubes and other combustible ammunition components for the United States armed forces and domestic and foreign defense contractors. Armtec currently is the sole U.S. producer of combustible ordnance, including the 120mm combustible case used on the main armament system on the Army's M-1A1 tank and of 120mm, 81mm and 60mm combustible mortar increments for the U.S. Army. The majority of Armtec's sales are to ordnance suppliers to the U.S. Armed Forces.

     In fiscal 1994, 1993 and 1992, combustible ordnance components accounted for 9%, 9% and 12%, respectively, of the Company's consolidated net sales.

     Auxitrol, headquartered in France, manufactures temperature and pressure sensors for use in aerospace and aviation applications, liquid level measurement devices for ships and storage tanks, pneumatic accessories (including pressure gauges and regulators) and industrial alarms, as well as electrical penetration devices and alarm systems for European and other foreign nuclear power plants. This subsidiary also distributes products manufactured by others, including valves, temperature and pressure switches and flow gauges. The markets served by Auxitrol principally consist of jet engine manufacturers, aerospace equipment manufacturers, shipbuilders, petroleum companies, process industries and electric utilities. Auxitrol has a joint venture with a Russian company to facilitate use of Auxitrol technology in retrofitting the aging nuclear plants in Eastern Europe. Exhaust gas temperature sensing equipment for a jet engine manufacturer constitute a significant portion of Auxitrol's sales.

     Hytek Finishes provides specialized metal finishing and inspection services, including plating, anodizing, polishing, non-destructive testing and organic coatings, primarily to the commercial aircraft, aerospace and electronics markets. Hytek also has an automated tin-lead plating line, employing the latest automated plating technology, to serve the semi-conductor industry.

     Midcon Cables manufactures electronic and electrical cable assemblies and cable harnesses for the military, government contractors and the commercial electronics market, offering both product design services and assembly of product to customer specifications.

     TA Mfg. designs and manufactures specialty clamps and elastomeric compounds in custom molded shapes for wiring and tubing installations for airframe and jet engine manufacturers as well as military and commercial airline aftermarkets. TA's products include elastomers which are specif-ically formulated for various applications, including high-temperature environments.

     At October 31, 1994, the backlog of the Aerospace and Defense Group (of which $4.1 million is expected to be filled after fiscal 1995) was $38.9 million, compared with $40.8 million one year earlier.

INSTRUMENTATION GROUP

     This Group designs and manufactures a variety of meters, gauges and measurement and analysis equipment for public utilities and industrial manufacturers; also lighted indicators, switches and control components for the commercial aerospace and defense industries.

     Korry Electronics designs and manufactures illuminated information and control components, and integrated thin-panel data systems, such as switches, indicators, panels and keyboards which act as man-machine interfaces in a broad variety of control and display applications.
Korry's customers include original equipment manufacturers and the aftermarkets (equipment operators and spare parts distributors), primarily in the commercial aviation, general aviation, military airborne, ground-based military equipment and shipboard military equipment markets. A significant portion of Korry's sales are to suppliers of military equipment to the U.S. Government and to a commercial aircraft manufacturer.

     Federal Products manufactures a broad line of high-precision analog and digital dimensional and surface measurement and inspection instruments and systems for a wide range of industrial quality control and scientific applications. Federal also distributes certain products which complement its manufactured product lines. These products constitute three major business segments: gauging, which includes dial indicators, air gauges and other precision gauges; instrumentation, which includes electronic gauges for use where ultra-precision measurement is required; and engineered products, which include custom-built and dedicated semi-automatic and automatic gauging systems. Distributed products manufac-tured by others include laser interferometer systems used primarily to check machine tool calibrations. Federal Products' equipment is used extensively in precision metal working. Its customers include the automotive, farm implement, construction equipment, aerospace, ordnance and bearing industries.

     In each of fiscal years 1994, 1993 and 1992, gauge products manufac-tured by Federal Products accounted for 13% of the Company's consolidated net sales.

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

     Angus Electronics manufactures recording instruments together with other analytical and process and environmental monitoring instrumentation. These include analog strip chart and digital printout recorders as well as electronic and multi-channel microprocessor-based recording equipment. Customers of Angus Electronics include industrial equipment manufacturers, electric utilities, scientific laboratories, pharmaceutical manufacturers and process industries.

     At October 31, 1994, the backlog of the Instrumentation Group (of which $7.2 million is expected to be filled after fiscal 1995) was $28 million compared with $24.4 million one year earlier.

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

RESEARCH AND DEVELOPMENT

     The Company's subsidiaries conduct product development and design programs with approximately 175 professional engineers, technicians and support personnel, supplemented by independent engineering and consulting firms when needed. In fiscal 1994, approximately $13.7 million was expended for research, development and engineering, compared with $14 million in 1993 and $13.4 million in 1992.

FOREIGN OPERATIONS

     The Company's principal foreign operations consist of manufacturing facilities of Auxitrol located in France and Spain, a manufacturing facility of Tulon located in Mexico, sales and service operations of Excellon located in England, Germany and Japan, and sales offices of TA Mfg and Korry Electronics located in England and France, respectively.
In addition, W.A. Whitney has a small manufacturing and distribution facility in Italy. For information as to sales, operating results and assets by geographic area and export sales, reference is made to Note 1 to the Consolidated Financial Statements on page 33, and Note 12 to the Consolidated Financial Statements on pages 41, 42 and 43, of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1994, which is incorporated herein by reference.

EMPLOYEES

     During fiscal 1994, restructuring plan actions included the sale of a small operating company and most elements of employees' severance, as discussed earlier in this report. Notwithstanding these actions, the Company and its subsidiaries had approximately 2,800 employees at October 31, 1994, level with the prior year.

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

     The subsidiaries hold a number of patents but in general rely on technical superiority, exclusive features in their equipment and marketing and service to customers to meet competition. Licenses which help maintain a significant advantage over competition include a long-term license agreement under which Auxitrol manufactures and sells electrical penetration assemblies.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND COMPONENTS

     The Company's subsidiaries are not materially dependent for their raw materials and components upon any one source of supply except for certain components and supplies such as hydraulic components purchased by W.A. Whitney and certain other raw materials and components purchased by other subsidiaries. In such instances, ongoing efforts are conducted to develop alternative sources or designs to help avoid the possibility of any business impairment.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

          See "Foreign Operations" above.

ITEM 2.  PROPERTIES

         The following table summarizes the principal properties (in excess of 15,000 square feet) owned or leased by the Company and its subsidiaries as of October 31, 1994:



			                        Approximate
		              Type of	         Number of           Owned
Location	             Facility	        Square Feet	   or Leased
- --------                -----------------       -----------        ----------
Coachella, CA	        Office and Plant (D)	110,000	           Owned
Columbus, OH	        Office and Plant (I)	 40,000	           Owned
Gardena, CA	        Office and Plant (A)	 18,000	           Leased
Glendale, CA	        Office and Plant (D)	 45,000	           Leased
Indianapolis, IN	Office and Plant (I)	 63,000	           Owned
Joplin, MO	        Office and Plant (D)	 92,000	           Owned
Kent, WA	        Office and Plant (D)	 93,000	           Owned
Rancho Cucamonga, CA	Office and Plant (A)	 33,000	           Owned
Providence, RI	        Office and Plant (I)	166,000	           Owned
Rockford, IL	        Office and Plant (A)	257,000	           Owned
Seattle, WA	        Office and Plant (I)	100,000	           Leased
Torrance, CA	        Office and Plant (A)	150,000	           Leased
Bourges, France	        Plant (D)	         69,000	           Owned
Dietzenbach, Germany	Office and Service
                          Facility (A)	         32,000	           Leased
Rustington, England	Office and Service
	                  Facility(A)	         18,000	           Leased
Guadalajara, Mexico	Office and Plant (A)	 40,000	           Leased
Torino, Italy	        Office and Plant (A)	 20,000	           Leased
Torrejon de Ardoz,
    Spain	        Office and Plant (D)	 17,000	           Owned

- -----------------

     The Company group (business segment) operating each facility described above is indicated by the letter following the description of the facility, as follows:

     (A) - Automation
     (D) - Aerospace and Defense
     (I) - Instrumentation


     In addition to the properties listed above, a 64,000 square foot facility in Nashua, NH is owned by the Company and planned for sale. Liabilities have been accrued for environmental remediation costs expected to be incurred in the disposition of this facility.

     In the opinion of the management of the Company, the subsidiaries' plants and equipment are in good condition, adequate for current operations and provide sufficient capacity for up to 25% expansion at most locations.

ITEM 3. LEGAL PROCEEDINGS

     The Company has various lawsuits and claims, both offensive and defensive, and contingent liabilities arising from the conduct of business, including those associated with government contracting activities, none of which, in the opinion of management, is expected to have a material effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1994.

                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following information which appears in the Company's Annual Report to Shareholders for fiscal 1994 is hereby incorporated by reference:

        (a)	The high and low market prices of the Company's common stock for each quarterly period during the fiscal years ended October 31, 1994 and 1993, respectively (page 28 of the Annual Report to Shareholders).

	(b)	The approximate number of holders of common stock (page 28 of
		the Annual Report to Shareholders).

	(c)	Restrictions on the ability to pay future cash dividends
		(Note 4 to Consolidated Financial Statements, pages 34 and 35 of the Annual Report to Shareholders).

  No cash dividends were paid during the fiscal years ended October 31, 1994 and 1993 as the Company continued its policy of retaining all internally generated funds to support the long-term growth of the Company and to retire debt obligations.

  The principal market for the Company's common stock is the New York Stock Exchange.

ITEM 6.  SELECTED FINANCIAL DATA

  The Company hereby incorporates by reference the Selected Financial Data of the Company which appears on page 28 of the Company's Annual Report to Shareholders for fiscal 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company hereby incorporates by reference Management's Discussion and Analysis of Results of Operations and Financial Condition which is set forth on pages 25, 26 and 27 of the Company's Annual Report to Shareholders for fiscal 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company hereby incorporates by reference the Consolidated Financial Statements and the report thereon of Deloitte & Touche LLP, dated
December 5, 1994, which appear on pages 29 - 44 of the Company's Annual Report to Shareholders for fiscal 1994, including Note 13, page 43, which contains unaudited quarterly financial data.

ITEM 9.	 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

  None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	(a)     Directors.

        The Company hereby incorporates by reference the information set forth under "Election of Directors" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 8, 1995, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 13, 1995.

        (b)     Executive Officers.

        The names and ages of all executive officers of the Company and the positions and offices held by such persons as of January 25, 1995 are as follows:


	Name	 	Age		Position with the Company
        ----            ---             -------------------------
Wendell P. Hurlbut	63		Chairman, President and
					  Chief Executive Officer
Robert W. Stevenson	55		Executive Vice President and Chief
                                          Financial Officer, Secretary and
                                        Treasurer
Robert W. Cremin	54		Senior Vice President and Group Executive
Larry A. Kring		54		Group Vice President
Stephen R. Larson	50		Group Vice President
Marcia J. M. Greenberg	42		Vice President, Human Relations

  Mr. Hurlbut has been Chairman, President and Chief Executive Officer since January 1993. From February 1989 through December 1992, he was President and Chief Executive Officer.

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

ITEM 11.  EXECUTIVE COMPENSATION

  The Company hereby incorporates by reference the information set forth under "Executive Compensation" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 8, 1995, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 13, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The Company hereby incorporates by reference the information with respect to stock ownership set forth under "Security Ownership of Certain Beneficial Owners and Management" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 8, 1995, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 13, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  (1) Financial Statements.

  The following consolidated financial statements, together with the report thereon of Deloitte & Touche LLP, dated December 5, 1994, appearing on pages 29 - 44 of the Company's Annual Report to Shareholders for fiscal 1994, are hereby incorporated by reference:


								Annual Report
	                                                 	Page Number
                                                        	-------------
	Report of Independent Auditors..................	     44
	Consolidated Balance Sheet--October 31, 1994 and 1993...     30
	Consolidated Statement of Operations--Years ended
   	October 31, 1994, 1993 and 1992.........................     29
	Consolidated Statement of Shareholders' Equity--Years ended
   	October 31, 1994, 1993 and 1992.........................     32
	Consolidated Statement of Cash Flows--Years ended
   	October 31, 1994, 1993 and 1992.........................     31
	Notes to Consolidated Financial Statements..............   33 - 43

     (a)  (2) Financial Statement Schedules.



     The following additional financial data should be read in conjunction with the consolidated financial statements in the Annual Report to Shareholders for the fiscal year ended October 31, 1994:

     Independent Auditors' Report
     Schedule VIII-- Valuation and Qualifying Accounts and Reserves

     	(a)  (3) Exhibits.


     	Exhibit
     	Number			Exhibit
     	-------  		-------
	3.1	Composite Restated Certificate of Incorporation of the Company
                as amended by Certificate of Amendment dated March 14, 1990.
                (Incorporated by reference to Exhibit 19 to 10-Q Report for the quarter ended July 31, 1990.)

	3.2	By-laws of the Company, as amended and restated
		December 15, 1988.  (Incorporated by reference to Exhibit 3.2
		to 10-K Report for the fiscal year ended October 31, 1988.)

	4.1	Indenture, dated as of October 1, 1980, among Esterline
		International Finance N.V., the Company and Manufacturers
		Hanover Trust Company, relating to 8-1/4% Convertible Sub-
		ordinated Guaranteed Debentures due 1995 of Esterline Inter-
		national Finance N.V., convertible into Common Stock of the
		Company.  (Incorporated by reference to Exhibit 4.1 to 10-K
		Report for the fiscal year ended October 31, 1980.) Registrant
		undertakes to furnish to the Commission, upon request, a copy
		of any other instrument defining the rights of long-term debt
		of the Registrant and all of its subsidiaries for which
		consolidated or unconsolidated financial statements are
		required to be filed.

	4.2	Form of Rights Agreement, dated as of December 9, 1992,
		between the Company and Chemical Bank, which includes as
		Exhibit A thereto the form of Certificate of Designation,
		Preferences and Rights of Series A Serial Preferred Stock
		and as Exhibit B thereto the form of Rights Certificate
		(Incorporated by reference to Exhibit 1 to the Registration
		Statement to Form 8-A filed December 17, 1992.)

	10.1	Amendment of Lease and Agreement, dated March 11, 1959,
		between the City of Torrance, California, and Longren
		Aircraft Company, Inc., as original lessee; Lease, dated
		July 1, 1959, between the City of Torrance and Aeronca
		Manufacturing Corporation, as original lessee; and Assignment
		of Ground Lease, dated September 26, 1985, from Robert G.
		Harris, as successor lessee under the foregoing leases, to
		Excellon Industries, Inc., relating to principal manufacturing
		facility of Excellon at 24751 Crenshaw Boulevard, Torrance,
		California.  (Incorporated by reference to Exhibit 10.1 to
		10-K Report for fiscal year ended October 31, 1986.)

	10.4	Industrial Lease dated July 17, 1984 between 901 Dexter
		Associates and Korry Electronics Co., First Amendment to
		Lease dated May 10, 1985, Second Amendment to Lease dated
		June 20, 1986, Third Amendment to Lease dated
		September 1, 1987, and Notification of Option Exercise dated
		January 7, 1991, relating to the manufacturing facility of
		Korry Electronics at 901 Dexter Avenue N., Seattle, Washington.
  		(Incorporated by reference to Exhibit 10.4 to 10-K Report for
		the fiscal year ended October 31, 1991.)


	Exhibit
	Number			Exhibit
        -------                 -------
	10.4a	Fourth Amendment dated July 27, 1994 to Industrial Lease dated
		July 17, 1984 between Houg Family Partnership, as successor to
		901 Dexter Associates, and Korry Electronics Co.

	10.5	Industrial Lease dated July 17, 1984 between 801 Dexter
		Associates and Korry Electronics Co., First Amendment to
		Lease dated May 10, 1985, Second Amendment to Lease dated
		June 20, 1986, Third Amendment to Lease dated
		September 1, 1987, and Notification of Option Exercise dated
		January 7, 1991, relating to the manufacturing facility of
		Korry Electronics at 801 Dexter Avenue N., Seattle Washington.
	        (Incorporated by reference to Exhibit 10.5 to 10-K Report
		for the fiscal year ended October 31, 1991.)

	10.5a	Fourth Amendment dated March 28, 1994 to Industrial Lease
		dated July 17, 1984 between Michael Maloney and the Bancroft &
		Maloney general partnership, as successor to 801 Dexter
		Associates, and Korry Electronics Co.

	10.7	Amended and Restated Credit Agreement executed as of
		January 25, 1991 dated and effective as of September 18, 1989
		between Esterline Corporation, certain of its subsidiaries,
		various financial institutions and Continental Bank N.A. as
		Agent.  (Incorporated by reference to Exhibit 10.7 to 10-K
		Report for the fiscal year ended October 31, 1990.)

	10.8	Amendment, dated as of August 6, 1992, among Esterline
		Technologies Corporation, certain of its subsidiaries, various
		financial institutions and Continental Bank N.A., as agent, to
		that certain Amended and Restated Credit Agreement, executed
		as of January 25, 1991 and dated and effective as of
		September 18, 1989, among Esterline Corporation, certain of
		its subsidiaries, certain financial institutions and
		Continental Bank N.A., as agent.  (Incorporated by reference
		to Exhibit 10.8 to 10-Q Report for the quarter ended
		July 31, 1992.)

	10.8a	Amendment, dated as of October 31, 1993, among Esterline
		Technologies Corporation, certain of its subsidiaries,
		various financial institutions and Continental Bank N.A., as
		agent, to that certain Amended and Restated Credit Agreement,
		executed as of January 25, 1991 and dated and effective as of
		September 18, 1989 and amended August 6, 1992, among Esterline
		Corporation, certain of its subsidiaries, certain financial
		institutions and Continental Bank N.A., as agent.
		(Incorporated by reference to Exhibit 10.8a to 10-K Report for
		the fiscal year ended October 31, 1993.)

	10.9	Note Agreement, dated as of July 15, 1992, among Esterline
		Technologies Corporation, certain of its subsidiaries, The
		Northwestern Mutual Life Insurance Company and New England
		Mutual Life Insurance Company relating to 8.75% Senior Notes
		due July 30, 2002 of Esterline Technologies Corporation and
		certain of its subsidiaries.  (Incorporated by reference to
		Exhibit 10.9 to 10-Q Report for the quarter ended July 31, 1992.)



	Exhibit
	Number	    		Exhibit
        -------                 -------
	10.9a	Amendment to Note Agreement, executed as of October 31, 1993,
		to that certain Note Agreement, dated and effective as of
		July 15, 1992 , among Esterline Technologies Corporation,
		certain of its subsidiaries, The Northwestern Mutual Life
		Insurance Company and New England Mutual Life Insurance
		Company relating to 8.75% Senior Notes due July 30, 2002 of
		Esterline Technologies Corporation and certain of its
		subsidiaries.  (Incorporated by reference to Exhibit 10.9a to
		10-K Report for the fiscal year ended October 31, 1993.)

	10.10	Compensation of Directors.  (Incorporated by reference to first
 		paragraph under "Other Information as to Directors" in the
		definitive form of the Company's Proxy Statement, relating to
		its 1995 Annual Meeting of Shareholders to be held on
		March 8, 1995, filed with the Securities and Exchange Commission
		and the New York Stock Exchange on January 13, 1995.)

	10.14	Stock Option Plan for Carroll M. Martenson.  (Incorporated by
		reference to Exhibit B to the Company's Proxy Statement dated
		February 9, 1988.)

	10.14a	Certificate of Grant of Option pursuant to Stock Option Plan
		for Carroll M. Martenson.  (Incorporated by reference to
		Exhibit 10.14a to 10-K Report for the fiscal year ended
		October 31, 1991.)

	10.14b	Amendment to Certificate of Grant of Option pursuant to
		Stock Option Plan for Carroll M. Martenson.  (Incorporated
		by reference to Exhibit 10.14b to 10-K Report for the fiscal
		year ended October 31, 1991.)

	11	Schedule setting forth computation of earnings per share for
		the five fiscal years ended October 31, 1994.

	13	Annual Report to Shareholders for the fiscal year ended
		October 31, 1994.  (Not filed as part of this Report except
		for those portions thereof incorporated by reference herein.)

	21	List of subsidiaries.

	23.1	Consent of Deloitte & Touche LLP.


	Exhibit
	Number	  Management Contracts or Compensatory Plans or Arrangements
        -------   ----------------------------------------------------------
	10.13	  Amended and Restated 1987 Stock Option Plan.  (Incorporated
		  by reference to Exhibit 10.13 to 10-Q Report for the quarter
		  ended January 31, 1992.)

	10.15	  Esterline Corporation Supplemental Retirement Income Plan for
		  Key Executives.  (Incorporated by reference to Exhibit 10.15
	 	  to 10-K Report for the fiscal year ended October 31, 1989.)

	10.16b	  Esterline Corporation Long-Term Incentive Compensation Plan,
		  Fiscal Years 1992 through 1995.  (Incorporated by reference to
		  Exhibit 10.16b to 10-K Report for the fiscal year ended
		  October 31, 1992.)


	Exhibit
	Number	  Management Contracts or Compensatory Plans or Arrangements
        -------   ----------------------------------------------------------
	10.16c	  Esterline Corporation Long-Term Incentive Compensation Plan,
		  Fiscal Years 1993 through 1996.  (Incorporated by reference
		  to Exhibit 10.16c to 10-K Report for the fiscal year ended
		  October 31, 1993.)

	10.16d	  Esterline Corporation Long-Term Incentive Compensation Plan,
		  Fiscal Years 1994 through 1997.

	10.19	  Executive Officer Termination Protection Agreement.
		  (Incorporated by reference to Exhibit 10.19 to 10-K Report for
		  the fiscal year ended October 31, 1992.)

	10.20b	  Esterline Technologies Corporation Corporate Management
		  Incentive Compensation Plan for fiscal year 1994.


	(b)  Reports on Form 8-K.

	No reports on Form 8-K were filed during the fourth quarter of fiscal
	1994.

				 SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

				ESTERLINE TECHNOLOGIES CORPORATION
		                            (Registrant)



			    By  /s/ Robert W. Stevenson
                                ----------------------------
				Robert W. Stevenson
				Executive Vice President and
				Chief Financial Officer, Secretary
				and Treasurer (Principal Financial
				and Accounting Officer)

	Dated:  January 27, 1995
                ----------------

	Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Wendell P. Hurlbut	  Director, Chairman, President and	January 27, 1995
- ----------------------                                          ----------------
(Wendell P. Hurlbut)	  Chief Executive Officer
	  		  (Principal Executive Officer)



/s/ Robert W. Stevenson	  Executive Vice President		January 27, 1995
- -----------------------                                         ----------------
(Robert W. Stevenson)	  and Chief Financial
	                  Officer, Secretary and
	  		  Treasurer (Principal
	  		  Financial and Accounting
	  		  Officer)


/s/ Gilbert W. Anderson		Director	January 18, 1995
- -----------------------                         ----------------
(Gilbert W. Anderson)



/s/ John F. Clearman		Director	January 12, 1995
- --------------------                            ----------------
(John F. Clearman)



/s/ Edwin I. Colodny		Director	January 18, 1995
- --------------------                            ----------------
(Edwin I. Colodny)



/s/ E. John Finn		Director	January 12, 1995
- ----------------                                ----------------
(E. John Finn)



/s/ Robert F. Goldhammer	Director	January 13, 1995
- ------------------------                        ----------------
(Robert F. Goldhammer)



/s/ Jerome J. Meyer  		Director	January 13, 1995
- -------------------                             ----------------
(Jerome J. Meyer)



/s/ Paul G. Schloemer		Director	January 13, 1995
- ---------------------                           ----------------
(Paul G. Schloemer)



/s/ Malcolm T. Stamper		Director	January 16, 1995
- ----------------------                          ----------------
(Malcolm T. Stamper)



INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Esterline Technologies Corporation
Bellevue, Washington


We have audited the consolidated financial statements of Esterline Technologies Corporation as of October 31, 1994 and 1993, and for each of the three years in the period ended October 31, 1994, and have issued our report thereon dated December 5, 1994; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Esterline Technologies Corporation, listed in Item 14.
These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche LLP
- -------------------------
Seattle, Washington
December 5, 1994

	   ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               (in thousands)

                For Years Ended October 31, 1994, 1993 and 1992

  					       	   Deduction for
		      Balance at     Additions	    Purpose for	     Balance
		      Beginning	      Charged	   which Reserve      at End
  Description	       of Year       to Income	    was Created       of Year
  -----------         ----------     ---------     -------------     --------
Reserve for doubtful
	accounts receivable

Year Ended October 31
- ---------------------

1994		      $	   2,417      $	   117	    $	   (333)     $	2,201
                      ==========      ========      ============     ========

1993	              $	   2,314      $	   668	    $	   (565)     $	2,417
                      ==========      ========      ============     ========

1992	              $	   2,078      $	   916	    $	   (680)     $	2,314
                      ==========      ========      ============     ========

Restructuring reserves related to
	accounts receivable and inventory

Year Ended October 31
- ---------------------

1994	              $	  3,890	      $	 ---	    $	   (344)     $	3,546
                      =========       =======       ============     ========

1993	              $	  ---	      $	3,890	    $	---	     $	3,890
                      =========       =======       ============     ========

1992	              $	  ---	      $	 ---	    $	---	     $	---
                      =========       =======       ============     ========

			  ESTERLINE TECHNOLOGIES CORPORATION
		       Form 10-K Report for Fiscal Year Ended
                                   October 31, 1994

		                  INDEX TO EXHIBITS
                                  -----------------

	Exhibit
	Number		          Exhibit	                     Page No.
        -------                   -------                            --------
	3.1	Composite Restated Certificate of Incorporation
		of the Company as amended by Certificate of
		Amendment dated March 14, 1990.  (Incorporated
		by reference to Exhibit 19 to 10-Q Report for
		the quarter ended July 31, 1990.)

	3.2	By-laws of the Company, as amended and restated
		December 15, 1988.  (Incorporated by reference
		to Exhibit 3.2 to 10-K Report for the fiscal
		year ended October 31, 1988.)

	4.1	Indenture, dated as of October 1, 1980, among
		Esterline International Finance N.V., the
		Company and Manufacturers Hanover Trust Company,
		relating to 8-1/4% Convertible Subordinated
		Guaranteed Debentures due 1995 of Esterline
		International Finance N.V., convertible into
		Common Stock of the Company.  (Incorporated
		by reference to Exhibit 4.1 to 10-K Report
		for the fiscal year ended October 31, 1980.)
		Registrant undertakes to furnish to the
		Commission, upon request, a copy of any other
		instrument defining the rights of long-term
		debt of the Registrant and all of its subsidiaries
		for which consolidated or unconsolidated
		financial statements are required to be
		filed.

	4.2	Form of Rights Agreement, dated as of December 9, 1992,
		between the Company and Chemical Bank, which includes
		as Exhibit A thereto the form of Certificate of Designation,
		Preferences and Rights of Series A Serial Preferred Stock
		and as Exhibit B thereto the form of Rights Certificate
		(Incorporated by reference to Exhibit 1 to the Registration
		Statement to Form 8-A filed December 17, 1992.)



	Exhibit
	Number			  Exhibit			     Page No.
        -------                   -------                            --------

	10.1	Amendment of Lease and Agreement, dated
		March 11, 1959, between the City of Torrance,
		California, and Longren Aircraft Company, Inc., as
		original lessee; Lease, dated July 1, 1959, between
		the City of Torrance and Aeronca Manufacturing
		Corporation, as original lessee; and Assignment of
		Ground Lease, dated September 26, 1985, from Robert
		G. Harris, as successor lessee under the foregoing
		leases, to Excellon Industries, Inc., relating to
		principal manufacturing facility of Excellon at 24751
		Crenshaw Boulevard, Torrance, California.  (Incorporated
		by reference to Exhibit 10.1 to 10-K Report for
		fiscal year ended October 31, 1986.)

	10.4	Industrial Lease dated July 17, 1984 between 901 Dexter
		Associates and Korry Electronics Co., First Amendment
		to Lease dated May 10, 1985, Second Amendment to
		Lease dated June 20, 1986, Third Amendment to Lease
		dated September 1, 1987, and Notification of Option
		Exercise dated January 7, 1991, relating to the
		manufacturing facility of Korry Electronics at 901 Dexter
		Avenue N., Seattle, Washington.  (Incorporated by
		reference to Exhibit 10.4 to 10-K Report for the fiscal
		year ended October 31, 1991.)

	10.4a	Fourth Amendment dated July 27, 1994 to Industrial Lease
		dated July 17, 1984 between Houg Family Partnership, as
		successor to 901 Dexter Associates, and Korry
		Electronics Co.	                                           25

	10.5	Industrial Lease dated July 17, 1984 between 801 Dexter
		Associates and Korry Electronics Co., First Amendment
		to Lease dated May 10, 1985, Second Amendment to
		Lease dated June 20, 1986, Third Amendment to Lease
		dated September 1, 1987, and Notification of Option
		Exercise dated January 7, 1991, relating to the
		manufacturing facility of Korry Electronics at 801 Dexter
		Avenue N., Seattle, Washington.  (Incorporated by
		reference to Exhibit 10.5 to 10-K Report for the fiscal
		year ended October 31, 1991.)

	10.5a	Fourth Amendment dated March 28, 1994 to Industrial Lease
		dated July 17, 1984 between Michael Maloney and the
		Bancroft & Maloney general partnership, as successor to
		801 Dexter Associates, and Korry Electronics Co.	   28



	Exhibit
	Number	               Exhibit				     Page No.
        -------                -------                               --------
	10.7	Amended and Restated Credit Agreement executed
		as of January 25, 1991 dated and effective as of
		September 18, 1989 between Esterline Corporation,
		certain of its subsidiaries, various financial
		institutions and Continental Bank N.A. as Agent.
		(Incorporated by reference to Exhibit 10.7 to 10-K
		Report for the fiscal year ended October 31, 1990.)

	10.8	Amendment, dated as of August 6, 1992, among
		Esterline Technologies Corporation, certain of its
		subsidiaries, various financial institutions and
		Continental Bank N.A., as agent, to that certain
		Amended and Restated Credit Agreement, executed as
		of January 25, 1991 and dated and effective as of
		September 18, 1989, among Esterline Corporation,
		certain of its subsidiaries, certain financial
		institutions and Continental Bank N.A., as agent.
		(Incorporated by reference to Exhibit 10.8 to 10-Q
		Report for the quarter ended July 31, 1992.)

	10.8a	Amendment, dated as of October 31, 1993, among
		Esterline Technologies Corporation, certain of its
		subsidiaries, various financial institutions and
		Continental Bank N.A., as agent, to that certain Amended
		and Restated Credit Agreement, executed as of
		January 25, 1991 and dated and effective as of
		September 18, 1989 and amended August 6, 1992, among
		Esterline Corporation, certain of its subsidiaries,
		certain financial institutions and Continental Bank N.A.,
		as agent.  (Incorporated by reference to Exhibit 10.8a
		to 10-K Report for the fiscal year ended October 31, 1993.)

	10.9	Note Agreement, dated as of July 15, 1992, among Esterline
		Technologies Corporation, certain of its subsidiaries, The
		Northwestern Mutual Life Insurance Company and New England
		Mutual Life Insurance Company relating to 8.75% Senior
		Notes due July 30, 2002 of Esterline Technologies
		Corporation and certain of its subsidiaries.  (Incorporated
		by reference to Exhibit 10.9 to 10-Q Report for the quarter
	        ended July 31, 1992.)


	Exhibit
	Number		       Exhibit	                             Page No.
        -------                -------                               --------
	10.9a	Amendment to Note Agreement, executed as of
		October 31, 1993, to that certain Note Agreement,
		dated and effective as of July 15, 1992, among
		Esterline Technologies Corporation, certain of its
		subsidiaries, The Northwestern Mutual Life Insurance
		Company and New England Mutual Life Insurance Company
		relating to 8.75% Senior Notes due July 30, 2002 of
		Esterline Technologies Corporation and certain of its
		subsidiaries.  (Incorporated by reference to Exhibit
		10.9a to 10-K Report for the fiscal year ended
		October 31, 1993.)

	10.10	Compensation of Directors.  (Incorporated by
		reference to first paragraph under "Other
		Information as to Directors" in the definitive
		form of the Company's Proxy Statement,
		relating to its 1995 Annual Meeting of
		Shareholders to be held on March 8, 1995,
		filed with the Securities and Exchange Commission
		and the New York Stock Exchange on January 13, 1995.)

	10.14	Stock Option Plan for Carroll M. Martenson.
		(Incorporated by reference to Exhibit B to the
		Company's Proxy Statement dated February 9, 1988.)

	10.14a	Certificate of Grant of Option pursuant to
		Stock Option Plan for Carroll M. Martenson.
		(Incorporated by reference to Exhibit 10.14a
		to 10-K Report for the fiscal year ended
		October 31, 1991.)

	10.14b	Amendment to Certificate of Grant of Option pursuant
		to Stock Option Plan for Carroll M. Martenson.
		(Incorporated by reference to Exhibit 10.14b to 10-K
		Report for the fiscal year ended October 31, 1991.)

	11	Schedule setting forth computation of earnings per
		share for the five fiscal years ended
		October 31, 1994.	                                   35

	13	Annual Report to Shareholders for the fiscal
		year ended October 31, 1994.  (Not filed as
		part of this Report except for those portions
		thereof incorporated by reference herein.)	           37

	21	List of subsidiaries.	                                   57

	23.1	Consent of Deloitte & Touche LLP.	                   58




	Exhibit Management Contracts or Compensatory Plans or
	Number	Arrangements                                         Page No.
        ------- --------------------------------------------         --------
	10.13	Amended and Restated 1987 Stock Option Plan.
		(Incorporated by reference to Exhibit 10.13 to 10-Q
		Report for the quarter ended January 31, 1992.)

	10.15	Esterline Corporation Supplemental Retirement
		Income Plan for Key Executives.  (Incorporated
		by reference to Exhibit 10.15 to 10-K Report for
		the fiscal year ended October 31, 1989.)

	10.16b	Esterline Corporation Long-Term Incentive
		Compensation Plan, Fiscal Years 1992 through 1995.
		(Incorporated by reference to Exhibit 10.16b to
		10-K Report for the fiscal year ended
		October 31, 1992)

	10.16c	Esterline Corporation Long-Term Incentive
		Compensation Plan, Fiscal Years 1993 through 1996.
		(Incorporated by reference to Exhibit 10.16c to
		10-K Report for the fiscal year ended
		October 31, 1993.)

	10.16d	Esterline Corporation Long-Term Incentive
		Compensation Plan, Fiscal Years 1994 through 1997	   59

	10.19	Executive Officer Termination Protection Agreement.
		(Incorporated by reference to Exhibit 10.19 to
		10-K Report for the fiscal year ended
		October 31, 1992.)

	10.20b	Esterline Technologies Corporation Corporate
		Management Incentive Compensation Plan for
		fiscal year 1994.					   65