Form 10-Q
period 1995-01-31
ESTERLINE TECHNOLOGIES CORP
filed 1995-03-17
CIK 33619

				UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C. 20549
			 __________________________

				  Form 10-Q

		  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
		    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  January 31, 1995	Commission file number	  1-6357
                  ------------------                            ----------

		     ESTERLINE TECHNOLOGIES CORPORATION
- ---------------------------------------------------------------------------
	  (Exact name of registrant as specified in its charter)

	      Delaware				13-2595091
- ---------------------------------------------------------------------------
  (State or other jurisdiction	             (I.R.S. Employer
of incorporation or organization)	    Identification No.)


10800 NE 8th Street, Bellevue, Washington	   98004
- ---------------------------------------------------------------------------
 (Address of principal executive offices)	 (Zip Code)

Registrant's telephone number, including area code  	206/453-9400
                                                   ------------------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		X    Yes			No
              -----                      -----
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 24, 1995:

	Common Stock, par value $.20 per share-- 6,517,504 shares.

			    Page 1 of 11 Pages
		         Exhibit Index at Page 10

		      PART 1 - FINANCIAL INFORMATION

ITEM 1.	   FINANCIAL STATEMENTS
- -------    --------------------


		         ESTERLINE TECHNOLOGIES CORPORATION
		            CONSOLIDATED BALANCE SHEET
                   As of January 31, 1995 and October 31, 1994
                                  (In thousands)

				      		   January 31,	  October 31,
				       		      1995           1994
                   		                   ----------      ----------

ASSETS		                                   (unaudited)
- ------
Current Assets
  Cash and equivalents	                 	   $     15,225    $    9,076
  Accounts receivable, net of allowances
    of $2,218 and $2,201 for doubtful accounts           56,654	       63,685
  Inventories
    Finished goods		                          6,030		6,016
    Work in process		                         17,520	       16,887
    Raw materials and purchased parts		          9,268		8,770
                                                   ------------   -----------
				                         32,818	       31,673
                                                   ------------   -----------
  Deferred income taxes		                         13,002	       13,002
  Prepaid expenses		                          2,810		1,876
                                                   ------------   -----------
    Total Current Assets		                120,509	      119,312
                                                   ------------   -----------
Property, Plant and Equipment		                145,592	      145,673
  Accumulated depreciation		                 96,646	       94,070
                                                   ------------   -----------
				                         48,946	       51,603
                                                   ------------   -----------

Cost in Excess of Net Assets Acquired		         22,749	       22,960
Intangibles & Other		                         21,628	       21,437
Deferred Income Taxes		                            663		  663
                                                   ------------   -----------
			                           $	214,495	  $   215,975
                                                   ============   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
  Accounts payable	                           $	 16,738	  $    18,927
  Accrued liabilities		                         66,728	       67,877
  Notes payable		                                    983		   58
  Current maturities of long-term debt		         20,541	       20,588
  Federal and foreign income taxes		            960		1,320
                                                   ------------   -----------
    Total Current Liabilities		                105,950	      108,770
                                                   ------------   -----------

Long-Term Debt, net of current maturities		 41,530	       41,714
Shareholders' Equity
  Common stock, par value $.20 per share,
    authorized 30,000,000 shares, issued and
    outstanding 6,517,504 and 6,513,057 shares		  1,303		1,302
  Capital in excess of par value		         10,476	       10,482
  Retained earnings		                         57,149	       54,951
  Cumulative translation adjustment		         (1,913)       (1,244)
                                                   ------------   -----------
    Total Shareholders' Equity		                 67,015	       65,491
                                                   ------------   -----------
			                           $	214,495	  $   215,975
                                                   ============   ===========

                 See Notes to Consolidated Financial Statements
                                     -2-

                     ESTERLINE TECHNOLOGIES CORPORATION
                    CONSOLIDATED STATEMENT OF OPERATIONS
           For the Three Months Ended January 31, 1995 and 1994
                                  (Unaudited)
                   (In thousands, except per share amounts)

		                                        Three Months Ended
      		                                            January 31,
                                                        ------------------
		            				  1995	    1994
                                                        --------  --------

Net Sales	                                        $ 83,332  $ 57,872

Costs and Expenses

	Cost of sales		                          49,938    36,147

	Selling, general and administrative		  28,902    20,885

	Interest expense, net		                   1,252     1,466
                                                        --------  --------
				                          80,092    58,498
                                                        --------  --------

Earnings (Loss) Before Income Taxes		           3,240      (626)

Income Tax Expense (Benefit)		                   1,042      (222)

Net Earnings (Loss)	                                $  2,198  $   (404)
                                                        ========  ========




Net Earnings (Loss) Per Share	                        $    .32  $  (0.06)
                                                        ========  ========

                 See Notes to Consolidated Financial Statements
                                     -3-

                     ESTERLINE TECHNOLOGIES CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
            For the Three Months Ended January 31, 1995 and 1994
                                 (Unaudited)
                               (In thousands)


		                                        Three Months Ended
		                                            January 31,
                                                        ------------------
		                                          1995	    1994
                                                        --------   -------
Cash Flows Provided (Used) by Operating Activities
  Net earnings (loss)	                                $ 2,198	   $ (404)
  Depreciation and amortization		                  4,105	    4,060
  Working capital changes
    Accounts receivable		                          7,031	    5,908
    Inventories		                                 (1,145)   (1,361)
    Prepaid expenses		                           (934)      215
    Accounts payable		                         (2,189)   (3,285)
    Accrued liabilities		                         (1,149)   (3,552)
    Federal and foreign income taxes		           (360)     (268)
Other, net		                                   (735)     (227)
                                                        -------    ------

				                          6,822	    1,086
                                                        -------    ------

Cash Flows Used by Investing Activities
  Capital additions, net		                   (698)   (2,540)
                                                        -------    ------

Cash Flows Provided (Used) by Financing Activities
  Net change in notes payable		                    925	      946
  Repayment of long-term debt		                   (231)   (2,577)
  Cumulative translation adjustment		           (669)       45
                                                        -------    ------
				                             25	   (1,586)
                                                        -------    ------

Net Increase (Decrease) in Cash and Equivalents		  6,149	   (3,040)
Cash and Equivalents - Beginning of Period		  9,076	    3,218
                                                        -------    ------
Cash and Equivalents - End of Period	                $15,225	   $  178
                                                        =======    ======

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
    Interest expense	                                $ 1,949	   $  205
    Income taxes		                          1,446	      223


                 See Notes to Consolidated Financial Statements

                     ESTERLINE TECHNOLOGIES CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the Three Months Ended January 31, 1995 and 1994



1.	The consolidated balance sheet as of January 31, 1995 and the
	consolidated statements of operations and cash flows for the three months ended January 31, 1995 and 1994 are unaudited, but in the opinion of management all adjustments necessary to present fairly the financial statements referred to above have been made, none of which were other than normal recurring accruals.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
- -------   -----------------------------------------------------------------
          FINANCIAL CONDITION
          -------------------

Results of Operations
- ---------------------

Net earnings for the first quarter of fiscal 1995 (ended January 31) were $2.2 million, or $.32 per share, on sales of $83.3 million. This compares with a net loss of $404,000, or $.06 per share, on sales of $57.9 million in the first quarter of fiscal 1994. The 1994 quarter's net loss was after a tax benefit of $222,000.

The 44% first quarter 1995 sales improvement over the year-ago quarter was primarily due to continuing strong performance at key Automation Group companies. Group sales in the current quarter were nearly double those of the year-ago period, and resulted in significantly improved operating earnings. Group performance was keyed by the operation producing automated manufacturing equipment for the production of printed circuit boards. Performance for the first quarter of fiscal 1995 in the Aerospace/Defense and Instrumentation Groups also was modestly improved.

Gross margin as a percent of sales was 40.1% in 1995's first quarter, compared with 37.5% in the first quarter of fiscal 1994. The change was primarily due to improved business conditions and differences in product mix of sales. Margins in all three of the Company's business groups increased on a quarter-over-quarter basis and ranged from 39% to 41%.

Selling, general and administrative expenses in the first quarter of fiscal 1995 totaled $28.9 million, $8 million higher than in the year-ago period. The increase was primarily due to higher selling expenses associated with the current quarter's sales volume, and increased spending in research, development and engineering. Interest expense was $214,000 less in the first quarter of fiscal 1995 primarily due to lower debt levels and interest income earned on cash balances. The effective income tax rate was 32.2% in the current quarter, versus a 35.5% tax benefit in the year-ago quarter.

Backlog at January 31, 1995 was $88.9 million, compared with $77.3 million a year earlier. Orders for the first quarter of fiscal 1995 were $75.4 million compared with $60.8 million in the prior-year quarter. This improvement was primarily attributable to the above noted strength in key Automation Group markets. Approximately $14.8 million of company-wide backlog at January 31, 1995 was scheduled to be shipped after fiscal 1995.

The fourth quarter 1993 restructuring, which contemplated a number of actions, remains substantially on schedule. There were no significant actions completed in the first quarter of fiscal 1995. Management believes that provisions remain adequate to cover future actions based on current estimates.

Financial Condition
- -------------------

Cash and equivalents on hand increased $6.1 million during the first quarter of fiscal 1995 to $15.2 million at January 31, 1995. The increase was generated primarily from operations and from significant collections of accounts receivable. Accordingly, working capital increased $4 million during the quarter to $14.6 million. Debt at the end of the current quarter was $63.1 million, virtually unchanged from the prior fiscal year end
(October 31, 1994).

Capital expenditures are anticipated to be approximately $12 million during fiscal 1995, compared with $11.3 million in fiscal 1994. At January 31, 1995, $1.6 million had been expended. Capital expenditures primarily consist of machinery and equipment and computers.

Management believes cash on hand, funds generated from operations, and available bank credit lines at January 31, 1995 of approximately $38 million will adequately service cash requirements. Cash requirements of future actions associated with the 1993 restructuring, net of anticipated proceeds from asset sales, are not expected to have a material effect on the Company's cash flows. The Company's financing arrangements contain various restrictions, including maintenance of net worth, payment of dividends, interest coverage, and limitations on additional borrowings.

                        PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
- ------  -----------------

The Company has various lawsuits and claims, both offensive and defensive, and contingent liabilities arising from the conduct of business, including those associated with Government contracting activities, none of which, in the opinion of management, is expected to have a material effect on the Company's financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------  ---------------------------------------------------

At the Company's annual meeting of shareholders held on March 8, 1995, shareholders approved the following proposals:



	(a)	The election of the following directors for three-year terms
		expiring at the 1998 annual meeting:

								   Votes Cast
                                                                   ----------
		Name					       For	   Withheld
                ----                                           ---         --------
		John F. Clearman			   5,591,337	   329,442
		Edwin I. Colodny			   5,586,337	   334,442
		Paul G. Schloemer			   5,589,737	   331,042

		Current directors whose terms will continue after the 1995 annual meeting are Gilbert W. Anderson, E. John Finn,
		Robert F. Goldhammer, Wendell P. Hurlbut, Jerome J. Meyer, and Malcolm T. Stamper.


	(b)	The amendment to the Company's 1987 Stock Option Plan authorizing the issuance of options to purchase an additional 275,000 shares of the Company's Common Stock and increasing the maximum shares available for grant to any individual key employee from 300,000 to 350,000.  The number of affirmative votes on the matter was
                4,559,243, the number of negative votes was 1,278,494, and the number of abstentions was 83,042.

	(c)	The establishment of the Company's Non-Employee Directors' Stock
                Compensation Plan authorizing the annual issuance to each director of up to $5,000 worth of fully-paid Company Common Stock.  The number of affirmative votes on the matter was 4,635,289, the number of negative votes was 1,200,870, and the number of abstentions was 84,620.

	(d)	The selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending October 31, 1995.  The number of affirmative votes on the matter was 5,882,590, the number of negative votes was 20,514, and the number of abstentions was 17,675.

There were no broker non-votes on any of the above proposals.


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
- ------- --------------------------------

	(a)	Exhibits.

		11.	Schedule setting forth computation of earnings per common
			share for the three months ended January 31, 1995 and 1994.

		27.	Financial Data Schedule.

	(b)	Reports on Form 8-K.

		No reports on Form 8-K were filed during the quarter for which this report is filed.


					SIGNATURES
					----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

					Esterline Technologies Corporation
						    (Registrant)



Date:  March 16, 1995		By:  /s/	Robert W. Stevenson
                                     -------------------------------------
                                                Robert W. Stevenson
	                                   Executive Vice President and
	                                      Chief Financial Officer,
	                                      Secretary and Treasurer
	                         (Principal Financial and Accounting Officer)

                                     -9-

                          ESTERLINE TECHNOLOGIES CORPORATION
                      Form 10-Q Report for Fiscal Quarter Ended
                                  January 31, 1995



                                  INDEX TO EXHIBITS
                                  -----------------

Exhibit								        Page
Number				     Exhibit                           Number
- -------                              -------                           ------
11.	   Schedule setting forth computation of earnings per common	 11
	   share for the three months ended January 31, 1995 and 1994.

27.	   Financial Data Schedule.

