Form 10-Q
period 1995-04-30
ESTERLINE TECHNOLOGIES CORP
filed 1995-06-14
CIK 33619

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          __________________________

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  April 30, 1995	Commission file number	  1-6357
                   --------------                                 ------

	               ESTERLINE TECHNOLOGIES CORPORATION
- - ------------------------------------------------------------------------
	     (Exact name of registrant as specified in its charter)

	    Delaware	                                13-2595091
- - ------------------------------------------------------------------------
  (State or other jurisdiction	                     (I.R.S. Employer
of incorporation or organization)	            Identification No.)


10800 NE 8th Street, Bellevue, Washington	            98004
- - ------------------------------------------------------------------------
  (Address of principal executive offices)	         (Zip Code)

Registrant's telephone number, including area code  	 206/453-9400
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

		X	Yes			No
             -------                   ------
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 26, 1995:

	Common Stock, par value $.20 per share--6,547,218 shares.

                      PART 1 - FINANCIAL INFORMATION

Item 1.	    Financial Statements
- - -------     --------------------


                     ESTERLINE TECHNOLOGIES CORPORATION
                         CONSOLIDATED BALANCE SHEET
                 As of April 30, 1995 and October 31, 1994
                                (In thousands)


 		                                April 30,	      October 31,
                                                  1995			 1994
                                                ---------             ----------


ASSETS		                               (unaudited)
- - ------
Current Assets
  Cash and equivalents	                           $	26,166	      $	   9,076
  Accounts receivable, net of allowances
    of $2,291 and $2,201 for doubtful accounts		51,868		  63,685
  Inventories
    Finished goods		                         6,109		   6,016
    Work in process		                        20,634		  16,887
    Raw materials and purchased parts		        10,678		   8,770
                                                   -----------        ----------
				                        37,421		  31,673
                                                   -----------        ----------
  Deferred income taxes		                        13,929		  13,002
  Prepaid expenses		                         2,853		   1,876
                                                   -----------        ----------
		Total Current Assets		       132,237		 119,312
                                                   -----------        ----------

Property, Plant and Equipment		               149,191		 145,673
  Accumulated depreciation		                99,835		  94,070
                                                   -----------        ----------
				                        49,356		  51,603
                                                   -----------        ----------

Cost in Excess of Net Assets Acquired		        22,552		  22,960
Intangibles & Other		                        21,308		  21,437
Deferred Income Taxes		                           416		     663
                                                   -----------        ----------
			                           $   225,869	      $	 215,975
                                                   ===========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities
  Accounts payable	                           $	19,678	      $	  18,927
  Accrued liabilities		                        71,008		  67,877
  Notes payable		                                 1,340		      58
  Current maturities of long-term debt		        20,593		  20,588
  Federal and foreign income taxes		           337		   1,320
                                                   -----------        ----------

    Total Current Liabilities		               112,956		 108,770

Long-Term Debt, net of current maturities		41,297		  41,714
Shareholders' Equity
  Common stock, par value $.20 per share,
    authorized 30,000,000 shares, issued and
    outstanding 6,545,857 and 6,513,057 shares		 1,308		   1,302
Capital in excess of par value		                10,515		  10,482
Retained earnings		                        60,200		  54,951
Cumulative translation adjustment		          (407)		  (1,244)
                                                   -----------        ----------
  Total Shareholders' Equity		                71,616		  65,491
                                                   -----------        ----------
			                           $   225,869	      $	 215,975
                                                   ===========        ==========

		See Notes to Consolidated Financial Statements

                         ESTERLINE TECHNOLOGIES CORPORATION
                        CONSOLIDATED STATEMENT OF OPERATIONS
         For the Three Months and Six Months Ended April 30, 1995 and 1994
                                     (Unaudited)
                      (In thousands, except per share amounts)


		                     Three Months Ended	            Six Months Ended
		                          April 30,		        April 30,

		                     1995	   1994		    1995         1994
                                     ----          ----             ----         ----

Net Sales	                $   84,812    $	 70,867	      $  168,144   $  128,739

Costs and Expenses

  Cost of sales		            50,219	 43,000		 100,157       79,147

  Selling, general and		    28,871	 24,581		  57,773       45,466
  administrative

  Interest expense, net		     1,238	  1,453		   2,490	2,919
                                ----------    ---------       ----------   ----------
				    80,328	 69,034		 160,420      127,532
                                ----------    ---------       ----------   ----------

Earnings Before Income Taxes	     4,484	  1,833		   7,724	1,207

Income Tax Expense		     1,433	    679		   2,475	  457
                               -----------    ---------       ----------   ----------


Net Earnings	                $    3,051    $	  1,154	      $	   5,249   $	  750
                                ==========    =========       ==========   ==========


Net Earnings Per Share	        $      .44    $	    .18	      $	     .76   $	  .12
                                ==========    =========       ==========   ==========

		See Notes to Consolidated Financial Statements

                         ESTERLINE TECHNOLOGIES CORPORATION
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the Six Months Ended April 30, 1995 and 1994
                                     (Unaudited)
                                    (In thousands)


		                                                  Six Months Ended
		                                                     April 30,
                                                                  ----------------

		                                                1995		1994
                                                               ------          ------
Cash Flows Provided (Used) by Operating Activities
  Net earnings	                                            $	5,249	     $	  750
  Depreciation and amortization		                        8,097		8,160
  Deferred income taxes		                                 (680)		 ---
  Working capital changes
    Accounts receivable		                               11,817		3,801
    Inventories		                                       (5,748)		1,025
    Prepaid expenses		                                 (977)		 (807)
    Accounts payable		                                  751		 (961)
    Accrued liabilities		                                3,131	       (1,972)
    Federal and foreign income taxes		                 (983)		 (212)
  Other, net		                                         (890)		 (238)
                                                            ---------        --------
				                               19,767		9,546
                                                            ---------        --------

Cash Flows Used by Investing Activities
  Capital additions, net		                       (4,384)	       (5,084)
                                                            ---------        --------

Cash Flows Provided (Used) by Financing Activities
  Net change in notes payable		                        1,282		 (999)
  Repayment of long-term debt		                         (412)	       (6,926)
  Cumulative translation adjustment		                  837		  343
                                                            ---------        --------
				                                1,707	       (7,582)
                                                            ---------        --------

Net Increase (Decrease) in Cash and Equivalents		       17,090	       (3,120)
Cash and Equivalents - Beginning of Period		        9,076		3,218
                                                            ---------        --------
Cash and Equivalents - End of Period	                    $  26,166	     $	   98
                                                            =========        ========
Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
    Interest expense	                                    $	2,379	     $	2,113
    Income taxes		                                4,153		  932


		See Notes to Consolidated Financial Statements



			ESTERLINE TECHNOLOGIES CORPORATION
		    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		 For the Six Months Ended April 30, 1995 and 1994



1.  	The consolidated balance sheet as of April 30, 1995 and the
	consolidated statements of operations for the three months and six months ended April 30, 1995 and 1994 and cash flows for the six months ended April 30, 1995 and 1994 are unaudited, but in the opinion of management all adjustments necessary to present fairly the financial statements referred to above have been made, none of which were other than normal recurring accruals.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
- - -------   -----------------------------------------------------------------
	  FINANCIAL CONDITION
	  -------------------

Results of Operations
- - ---------------------

Net earnings for the second quarter of fiscal 1995 (ended April 30) were $3.1 million, or $.44 per share, on sales of $84.8 million, compared with net earnings of $1.2 million, or $.18 per share, on sales of $70.9 million in the year-ago quarter. For the six months ended April 30, 1995, net earnings were $5.2 million, or $.76 per share, on sales of $168.1 million, versus net earnings of $750,000, or $.12 per share, on sales of $128.7 million in the prior-year period.

Continuing strong performance throughout the Automation Group in the current quarter was the primary reason for the Company's 20% improvement in sales volume and significant earnings advance versus the prior-year quarter. Performance was particularly strong at the operation producing automated manufacturing equipment for the production of printed circuit boards, as demand for its equipment was high in U.S. and Southeast Asian markets. Performance for the second quarter and first half periods of fiscal 1995 in the Company's other two groups, Aerospace/Defense and Instrumentation, also was modestly improved when compared to the prior-year periods.

Gross margin as a percent of sales increased to 40% in 1995's second quarter and first half periods, versus 39% and 38%, respectively, in the comparable prior-year periods. These changes in gross margin percentages primarily reflect improved business conditions and differences in product mix of sales, principally in Automation Group companies. On a business segment basis, gross margin percentages for the three and six months ended April 30, 1995 improved over comparable year-ago periods, and ranged from 38% to 43%.

Selling, general and administrative expenses for the three and six months ended April 30, 1995 totaled $28.9 million and $57.8 million, respectively, compared with $24.6 million and $45.5 million, respectively, in the year-ago periods. Current-year expense levels continue to exceed prior-period amounts primarily because of increased selling and other expenses associated with higher sales volumes. However, as a percent of sales in each current-year period, they have remained essentially stable at 34%, versus 35% in the year-ago periods.

Interest expense for the second quarter and first half of fiscal 1995 was $1.2 million and $2.5 million, respectively, compared with $1.5 million and $2.9 million in the prior-year periods. The savings were primarily the result of lower debt levels -- average debt for the first six months of fiscal 1995 was approximately $10 million lower versus the same year-ago period. The effective income tax rate for the second quarter and first-half periods of 1995 was 32%, compared with 37% and 38%, respectively, in the year-ago periods primarily because of the availability of foreign tax offsets.

Backlog at April 30, 1995 was $97.9 million, compared with $87.7 million a year earlier. Orders for the second quarter of fiscal 1995 improved to $93.8 million versus $84.2 million in the prior-year quarter primarily because of the above noted strength in key Automation Group markets. Approximately $18 million of company-wide backlog at April 30, 1995 was scheduled to be shipped after fiscal 1995.

The Company's restructuring plan remains substantially on schedule as actions to implement the plan continue. Management believes that provisions remain adequate to cover future actions based on current estimates.


Financial Condition
- - -------------------

Cash and equivalents on hand increased $10.9 million during the second quarter of fiscal 1995 to $26.2 million at April 30, 1995. The increase was generated primarily from improved results of operations. Total debt at April 30, 1995 was $63.2 million, $3.3 million lower than a year ago and virtually unchanged since the prior fiscal year end (October 31, 1994). However, on April 17 the Company announced its plan to redeem its $20 million 8.25% convertible debentures. This action was effected on May 18 using available cash.

Capital expenditures are anticipated to be approximately $12 million during fiscal 1995, compared with $11.3 million in fiscal 1994. At April 30, 1995, $5.1 million had been expended. Capital expenditures primarily consist of machinery and equipment and computers.

Management believes cash on hand, funds generated from operations, and available bank credit lines at April 30, 1995 of approximately $38 million will adequately service cash requirements. Cash requirements of future actions associated with the restructuring plan, net of anticipated proceeds from asset sales, are not expected to have a material effect on the Company's cash flows. The Company's financing arrangements contain various restrictions, including maintenance of net worth, payment of dividends, interest coverage, and limitations on additional borrowings.

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


There were no broker non-votes on any of the above proposals.


ITEM 6.	  EXHIBITS AND REPORTS ON FORM 8-K
- - -------   --------------------------------
	(a)	Exhibits.

		11.	Schedule setting forth computation of earnings per
			common share for the three months and six months ended
			April 30, 1995 and 1994.


		27.	Financial Data Schedule.

	(b)	Reports on Form 8-K.

		A current report on Form 8-K was filed with the Securities and
		Exchange Commission on April 25, 1995 with respect to the
		company's public announcement of its intention to redeem its 8.25% convertible debentures on May 18, 1995.



				      SIGNATURES
                                      ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


	                                    Esterline Technologies Corporation
	                                                (Registrant)



Date:  June 13, 1995	                    By:  /s/	Robert W. Stevenson
                                                 -----------------------------
							Robert W. Stevenson
	                                          Executive Vice President and
	                                              Chief Financial Officer,
	                                              Secretary and Treasurer
	                                    (Principal Financial and Accounting Officer)


			ESTERLINE TECHNOLOGIES CORPORATION
                    Form 10-Q Report for Fiscal Quarter Ended
                                  April 30, 1995



                                INDEX TO EXHIBITS
                                -----------------



Exhibit								Page
Number			Exhibit				       Number
- - -------                 -------                                ------
11.			Schedule setting forth computation of    11
			earnings per common share for the three
			months and six months ended
			April 30, 1995 and 1994.

27.			Financial Data Schedule.
