Form 10-Q
period 1995-07-30
ESTERLINE TECHNOLOGIES CORP
filed 1995-09-13
CIK 33619

				UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C. 20549
                          __________________________

				   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  July 31, 1995    Commission file number	1-6357
                   -------------                                ------

	                ESTERLINE TECHNOLOGIES CORPORATION
----------------------------------------------------------------------
	     (Exact name of registrant as specified in its charter)

	  Delaware					13-2595091
-----------------------------------------------------------------------
  (State or other jurisdiction	                     (I.R.S. Employer
of incorporation or organization)	            Identification No.)


10800 NE 8th Street, Bellevue, Washington	           98004
-----------------------------------------------------------------------
(Address of principal executive offices)	         (Zip Code)

Registrant's telephone number, including area code  	206/453-9400
							------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		X    Yes			No
             -------                    -------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 11, 1995:

	Common Stock, par value $.20 per share--6,645,214 shares.

		     PART 1 - FINANCIAL INFORMATION


Item 1.	  Financial Statements
-------   --------------------


		   ESTERLINE TECHNOLOGIES CORPORATION
		      CONSOLIDATED BALANCE SHEETS
	       As of July 31, 1995 and October 31, 1994
                             (In thousands)


						July 31,		October 31,
		                                  1995			   1994
                                                --------                -----------

ASSETS		                              (unaudited)
------
Current Assets
  Cash and equivalents	                       $   13,434	        $    9,076
  Accounts receivable, net of allowances
    of $ 2,328 and $2,201 for doubtful accounts	   57,336		    63,685
  Inventories
    Finished goods		                    5,295		     6,016
    Work in process		                   21,321		    16,887
    Raw materials and purchased parts		   11,488		     8,770
                                               ----------               ----------
				                   38,104		    31,673
                                               ----------               ----------

  Deferred income taxes		                   11,033		    13,002
  Prepaid expenses		                    2,328		     1,876
                                               ----------               ----------
		Total Current Assets		  122,235		   119,312

Property, Plant and Equipment		          153,365		   145,673
    Accumulated depreciation		          102,928		    94,070
                                               ----------               ----------
                                          	   50,437		    51,603
                                               ----------               ----------

Intangibles, net and Other Assets		   36,624		    45,060
                                               ----------               ----------
			                       $  209,296	        $  215,975
                                               ==========               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts payable	                       $   22,277	        $   18,927
  Accrued liabilities		                   56,789		    67,877
  Notes payable		                            7,706		        58
  Current maturities of long-term debt		    6,303		    20,588
  Federal and foreign income taxes		    1,374		     1,320
                                               ----------               ----------

		Total Current Liabilities	   94,449		   108,770


Long-Term Debt, net of current maturities	   36,391		    41,714
Shareholders' Equity
  Common stock, par value $.20 per share,
    authorized 30,000,000 shares, issued and
    outstanding 6,634,539 and 6,513,057 shares	    1,326		     1,302
Capital in excess of par value		           10,372		    10,482
Retained earnings		                   66,789		    54,951
Cumulative translation adjustment		      (31)		    (1,244)
                                               ----------               ----------
		Total Shareholders' Equity	   78,456		    65,491
                                               ----------               ----------
	                                       $  209,296	        $  215,975
                                               ==========               ==========

               See Notes to Consolidated Financial Statements

                    ESTERLINE TECHNOLOGIES CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Nine Months Ended July 31, 1995 and 1994
                                (Unaudited)
                (In thousands, except per share amounts)


		                      Three Months Ended		Nine Months Ended
		                            July 31,			     July 31,

		                      1995	     1994		1995	     1994
                                      ----           ----               ----         ----

Net Sales	                 $  87,318	$  71,676	  $  255,462	$ 200,415

Costs and Expenses

   Cost of sales                    51,284	   43,180	     151,441      122,327

   Selling, general and
   administrative		    27,183	   24,728	      84,956	   70,194

   Restructuring provision (credit) (2,067)	       --             (2,067)	       --

   Interest expense, net	       981	    1,390	       3,471	    4,309

                                 ---------       --------         ----------     --------
			            77,381	   69,298	     237,801	  196,830

Earnings Before Income Taxes	     9,937	    2,378	      17,661	    3,585

Income Tax Expense		     3,348	      863	       5,823	    1,320
                                 ---------       --------         ----------     --------


Net Earnings	                 $   6,589	$   1,515	  $   11,838	 $  2,265
                                 =========      =========         ==========     ========

Net Earnings Per Share	         $     .93	$     .23	  $	1.70	 $    .35
                                 =========      =========         ==========     ========


               See Notes to Consolidated Financial Statements

                     ESTERLINE TECHNOLOGIES CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine Months Ended July 31, 1995 and 1994
                                 (Unaudited)
                               (In thousands)

		                                            Nine Months Ended
 		                                                 July 31,
          						    -----------------

		                                           1995		    1994
                                                           ----             ----

Cash Flows Provided (Used) by Operating Activities
  Net earnings		                              $  11,838	           $    2,265
  Restructuring provision (credit)		         (2,067)	           --
  Depreciation and amortization		                 12,131		       12,275
  Deferred income taxes		                           (680)		  951
  Working capital changes
    Accounts receivable		                          7,489		        1,431
    Inventories		                                 (5,743)		 (682)
    Prepaid expenses		                           (476)		  (68)
    Accounts payable		                          2,854		          970
    Accrued liabilities		                         (2,854)	       (2,153)
    Federal and foreign income taxes		             70		         (794)
  Other, net		                                  1,170		       (1,073)
                                                      ---------            ----------
				                         23,732		       13,122
                                                      ---------            ----------
Cash Flows Used by Investing Activities
  Capital additions, net		                 (7,018)	       (8,395)
                                                      ---------            ----------

Cash Flows Provided (Used) by Financing Activities
  Net change in notes payable		                  7,328		         (182)
  Repayment of long-term debt		                (19,764)	       (7,134)
                                                      ---------            ----------
				                        (12,436)	       (7,316)
                                                      ---------            ----------

Effect of Exchange Rates		                     80		          185
                                                      ---------            ----------

Net Increase (Decrease) in Cash and Equivalents		  4,358		       (2,404)
Cash and Equivalents - Beginning of Period		  9,076		        3,218
                                                      ---------            ----------
Cash and Equivalents - End of Period	              $	 13,434	           $	  814
						      =========            ==========


Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
    Interest expense	                              $	  4,505	           $    4,033
    Income taxes		                          6,057		        2,204


               See Notes to Consolidated Financial Statements






                    ESTERLINE TECHNOLOGIES CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Nine Months Ended July 31, 1995 and 1994



1.	The consolidated balance sheets as of July 31, 1995 and the
	consolidated statements of operations for the three months and nine
	months ended July 31, 1995 and 1994 and cash flows for the nine
	months ended July 31, 1995 and 1994 are unaudited, but in the opinion
	of management, all adjustments necessary to present fairly the
	financial statements referred to above have been made, none of which
	were other than normal recurring accruals.

2.	During the quarter ended July 31, 1995, several remaining actions
	associated with the fourth quarter 1993 restructuring were completed,
	and the Company comprehensively reviewed all of the actions as they
	were originally contemplated.  Asset accounts, including intangibles
	and accrued liabilities associated with the plan were adjusted such
	that the total restructuring costs were lowered from $40.6 million to
	$38.5 million.  As a result, the Company took a third quarter fiscal
	1995 restructuring credit of $2.1 million, or 5% of the original
	charge.  No other amounts related to the restructuring plan were
	charged or credited to earnings since the inception of the plan.
	Cash impacts of actions taken during this period were not significant
	nor materially different than originally anticipated.  The Company
	believes the restructuring action is now substantially complete.

3.	Sales during the quarter ended July 31, 1995 include the effect of
	a $1.3 million favorable settlement of a patent infringement case.





Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------   -----------------------------------------------------------------
	  FINANCIAL CONDITION
          -------------------

Restructuring Plan
------------------

In the fourth quarter of fiscal 1993 the Company recorded a $40.6 million charge ($27.2 million, or $4.14 per share, net of income tax effect) associated with a board-approved restructuring plan. The objective of the plan was to strengthen the Company for long-term growth and permit its management to focus on operations with strong market positions. The estimated costs represented the Company's best assessment of the plan; although, the Company expected that some cost elements of the original plan could change.

During fiscal 1995's third quarter (ended July 31), several remaining restructuring actions were completed and the Company comprehensively reviewed all of the actions as they were originally contemplated. Asset accounts, including intangibles and accrued liabilities associated with the plan were adjusted such that the total restructuring costs were lowered to $38.5 million.
As a result, the Company took a third quarter fiscal 1995 restructuring credit of $2.1 million ($1.4 million, or $.20 per share, net of income tax), or approximately 5% of the original charge. No other amounts related to the restructuring plan were charged or credited to earnings since the inception of the plan. Cash impacts of actions taken during this period were not significant nor materially different than originally anticipated. The Company believes the restructuring action is now substantially complete.

Results of Operations
---------------------

Sales for the third quarter of fiscal 1995 were $87.3 million compared with $71.7 million in the prior-year quarter. For the nine-months ended
July 31, 1995, sales were $255.5 million versus $200.4 million in the same year-ago period. Both sales improvements were primarily attributable to the Automation Group, where sales increased to $39.1 million and $114.7 million in the current year periods, compared with $26.9 million and $70.9 million in the prior-year periods. Continuing strong demand for the group's automated manufacturing equipment, particularly at the group's Excellon Automation subsidiary, was primarily responsible for the sales increases.

Sales in the Company's two other groups, Aerospace and Defense, and Instrumentation, also improved in the current-year periods as compared with the prior year. In the Aerospace and Defense Group, sales for the third quarter and first nine months of fiscal 1995 were $23.7 million and $67.9 million, respectively, compared with $21.5 million and $62.2 million in the prior-year periods. These increases were primarily attributable to translation effects resulting from changes in the exchange rates related to sales at the group's Auxitrol S.A. subsidiary. Instrumentation Group sales for the three months and nine months ended July 31, 1995 were $24.5 million and $72.8 million, respectively, versus $23.2 million and $67.2 million in the year-ago periods. These increases were primarily due to new product introductions and expanded sales efforts at the group's Federal Products subsidiary, and a $1.3 million favorable settlement of a patent infringement case.



Cost of sales increased to $51.3 million and $151.4 million for the three months and nine months ended July 31, 1995 compared with $43.2 million and $122.3 million in the prior-year periods primarily due to the increased sales volume discussed above. Gross margin as a percentage of sales improved to 41.3% and 40.7% in the current-year periods compared with 39.8% and 39% in the year-ago periods primarily due to favorable product mix of sales and receipt of the patent infringement settlement discussed above. By group, gross margins ranged from 40% to 45% in the current-year periods, compared with 37% to 41% in the prior-year periods.

Selling, general and administrative expenses (which includes corporate expenses, and research, development and related engineering costs) for the three months and nine months ended July 31, 1995 increased to $27.2 million and $85 million, respectively, compared with $24.7 million and $70.2 million in the prior-year periods. As a percent of sales, however, they decreased from 34.5 % and 35%, respectively, in the 1994 periods, to 31.1% and 33.3%, respectively, in the 1995 periods. These decreases were primarily due to cost containment and operating leverage the Company is experiencing due to increased sales volumes. Research, development and related engineering costs for the first nine months of fiscal 1995 increased to $12.1 million, versus
$10.4 million in the year-ago period, reflecting the Company's continuing commitment to invest in strategic product development programs.

Operating earnings (excluding corporate expenses and the restructuring credit) for the three months and nine months ended July 31, 1995 increased significantly versus the prior-year periods in the Automation Group, particularly at Excellon. Operating earnings in the Aerospace and Defense
Group were lower in the current-year periods versus the prior year, while in the Instrumentation Group, receipt of the settlement of the patent infringement added to an already improved level of earnings.

Net interest expense for the three months and nine months ended July 31, 1995 was $981,000 and $3.5 million compared with $1.4 million and $4.3 million in the prior-year periods due primarily to reduced debt levels, offset by slight increases in interest rates.

The effective income tax rate for the third quarter and first nine months of 1995 was 34% and 33% compared with 36% and 37% in the prior-year periods.
This reduction was primarily due to the availability of foreign tax offsets in the current-year periods.

Net earnings for the third quarter of fiscal 1995 were $6.6 million, or $.93 per share, compared with net earnings of $1.5 million, or $.23 per share, in the year-ago quarter. For the nine months ended July 31, 1995, net earnings were $11.8 million, or $1.70 per share, compared with net earnings of $2.3 million, or $.35 per share in the prior-year period. Earnings in the current-year periods include $.20 per share and $.12 per share, respectively, from the restructuring credit and patent infringement settlement discussed above.




Orders in the third quarter of 1995 totaled $104.9 million, compared with $90.5 million in the prior-year quarter. For the nine months ended
July 31, 1995, orders were $274.1 million, compared with $235.4 million a year earlier. These increases were primarily attributable to the Automation
Group and its improved markets as discussed above. Backlog at July 31, 1995 was $115.5 million, compared with $106.4 million a year earlier.
At July 31, 1995, approximately $50 million of Company-wide backlog was scheduled to be delivered after fiscal 1995.


Liquidity and Capital Resources
-------------------------------


Total debt at July 31, 1995 was $50.4 million, $12 million less than at the end of the prior fiscal year (October 31). This debt reduction primarily reflects the Company's previously announced early redemption of its $20 million principal amount of 8.25% convertible debentures which was effected in May 1995 using available cash. Cash and equivalents on hand at July 31, 1995 totaled
$13.4 million, an increase of $4.4 million from October 31, 1994. Working capital at July 31, 1995 increased to $27.8 million from $10.5 million at October 31, 1994 primarily due to cash generated from operations, and to reductions in accrued liabilities related to the 1993 restructuring, as discussed above.

Of the total debt outstanding at July 31, 1995, $40 million was outstanding under the Company's 8.75% Senior Notes, nothing was outstanding under the Company's bank credit facility and $10.4 million was outstanding under various bank credit facilities and other debt agreements, primarily those related to Auxitrol. The Company's financing arrangements contain various restrictions, including maintenance of net worth, various cash flow, leverage and fixed charge coverage ratios, and limitations on capital expenditures, mergers and acquisitions, disposition of assets and securities proceeds, payment of dividends, and additional borrowings.

Capital expenditures, consisting primarily of machinery, equipment and computers, are anticipated to be approximately $12 million during fiscal 1995, compared with $11.3 million in fiscal 1994. At July 31, 1995, $8.1 million had been expended. In addition, the Company is required to prepay $5.7 million principal amount of the Senior Notes on July 30, 1996 and each year thereafter until the Senior Notes mature on July 30, 2002. Management believes cash on hand, funds generated from operations, and available bank credit lines at July 31, 1995 of $32.2 million will adequately service cash requirements through fiscal 1996.







			PART II - OTHER INFORMATION

Item 6.	  EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------
    (a)	  Exhibits.

          11.	   Schedule setting forth computation of earnings per common
		   share for the three months and nine months ended
		   July 31, 1995 and 1994.

          27.      Financial Data Schedule.


    (b)	  No reports on Form 8-K were filed during the quarter for which this
	  report is filed.


				 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


					   Esterline Technologies Corporation
	                                              (Registrant)



Date:  September 13, 1995	           By: /s/  Robert W. Stevenson
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



                     ESTERLINE TECHNOLOGIES CORPORATION
                Form 10-Q Report for Fiscal Quarter Ended
                               July 31, 1995



                             INDEX TO EXHIBITS
                             -----------------



Exhibit		                                                              Page
Number	         Exhibit	                                             Number
-------          -------       						     ------
11.	         Schedule setting forth computation of earnings per common     10
                 share for the three months and nine months ended
		 July 31, 1995 and 1994.

27.	         Financial Data Schedule.
