Form 10-K405
period 1995-10-31
ESTERLINE TECHNOLOGIES CORP
filed 1995-12-26
CIK 33619

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: OCTOBER 31, 1995       COMMISSION FILE NUMBER: 1-6357
                              -------------------

                       ESTERLINE TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                13-2595091
      (State or other jurisdiction                   (I.R.S. Employer
   of incorporation or organization)               Identification No.)

          10800 NE 8TH STREET                             98004
          BELLEVUE, WASHINGTON                          (Zip code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (206) 453-9400

                              -------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                      ON WHICH REGISTERED
----------------------------------------  --------------------------------------
     Common stock ($.20 par value)               New York Stock Exchange
    Preferred Stock Purchase Rights              New York Stock Exchange

                              -------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         __X__Yes              _____No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

    As of December 21, 1995, 6,658,560 shares of the Registrant's common stock were outstanding. The aggregate market value of such common stock held by
non-affiliates   at  such  date   (based  upon  the   closing  sale  price)  was
$139,134,530.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Proxy Statement relating to the 1996 Annual Meeting of Shareholders, to be held on March 6, 1996--Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

  (A)  GENERAL DEVELOPMENT OF BUSINESS.

    Esterline is a diversified manufacturing company that has strong market positions within a variety of general manufacturing industries, including electronic equipment, metal fabrication, commercial aerospace and defense. The Company conducts its operations through three business segments: its Automation Group, Aerospace and Defense Group, and Instrumentation Group. The six principal subsidiaries of Esterline generated approximately 78% and 82% of net sales and 89% and 83% of operating earnings, (excluding restructuring charges and corporate expenses), in fiscal 1994 and 1995, respectively. The six principal subsidiaries are Excellon and Whitney in the Automation Group, Armtec and Auxitrol in the Aerospace and Defense Group, and Federal and Korry in the Instrumentation Group.

    Esterline's senior  management group  joined  the Company  in 1987.  In  its efforts to improve stockholder returns, management has downsized and restructured the Company and navigated it through extended downturns in both the electronics capital goods and commercial aerospace and defense markets. Since October 31, 1989, senior management has reduced the Company's total debt from $172.1 million to $50.3 million at October 31, 1995. Today, Esterline is enjoying the benefits of its increased operating leverage as a result of its restructuring efforts and improving capital goods markets.

  (B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to the Company's business segments for the fiscal years ended October 31, 1995, 1994 and 1993 is incorporated herein by reference to Note 12 to the Company's Consolidated Financial Statements filed herewith.

  (C)  NARRATIVE DESCRIPTION OF BUSINESS.

    The Company consists of 12 individual businesses whose results can vary widely based on a number of factors, including domestic and foreign economic conditions and developments affecting the specific industries and customers they serve. The products sold by most of these businesses represent capital investment by either the initial customer or the ultimate end user. Also, a significant portion of the sales and profitability of some Company businesses is derived from defense and other government contracts or the commercial aircraft industry. Changes in general economic conditions or conditions in specific industries, capital acquisition cycles, and government policies, collectively or individually, can have a significant effect on the Company's results of operations and financial condition.

    Specific comments covering all of the Company's fiscal 1995 business segments and operating units are set forth below.

AUTOMATION GROUP

    The Automation Group consists of four subsidiaries of which Excellon and Whitney are the principal subsidiaries. In fiscal 1994 and 1995, the Automation Group accounted for 37% and 44%, respectively, of the Company's net sales.
Equipment Sales Co. and Tulon Co. comprise the remaining members of the Automation Group.

  EXCELLON

    Excellon is a leading manufacturer of highly efficient automated drilling systems for the printed circuit board manufacturing industry. Excellon has experienced significant growth over the past two years, fueled by the growing capacity requirements of printed circuit board manufacturers and the proliferation of increasingly more complex boards which is helping to render older printed circuit board drilling machines obsolete. As new electronic applications multiply, board designers are forced to integrate increasingly more functions into smaller packages, requiring more PCB holes, smaller holes and much tighter tolerances between holes. Management believes that its drilling systems enable its customers to achieve one of the lowest costs per hole, an increasingly important consideration in the cost-conscious electronics industry.

    Excellon's high levels of research and development expenditures are key to maintaining its important technology lead. Excellon's latest product developments are micro-drilling machines that automatically load or unload circuit boards in combination with fully integrated material handling systems. These drilling equipment systems, in combination with Excellon's powerful software, respond to customer needs for increased flexibility--smaller, shorter production runs--in an automated production environment. These units feature a tool management system that provides access to 600 tools per spindle, integrated laser inspection for broken bits, and full Z-axis control for precision depth drilling. Depending on the configuration ordered, Excellon's System 2000 machine, for example, can automatically load circuit board material onto one of five drilling stations, drill the board to exacting pre-programmed specifications, and then unload the finished boards. This level of automation translates into dramatic productivity advantages for Excellon's customers. An Excellon system can provide access to any function of the drilling machine, and full process analysis traceability of system or operator performance and statistical process control. Yet, its color touch-screen with easy-to-read menus available in nine different languages provides for ease of operation.

    Excellon products are sold worldwide to the PCB manufacturing industry, at prices ranging from $100,000 to $500,000. The three largest markets for the PCB manufacturers are the computer (35%), communications (25%) and automotive (12%) markets. Since August 1994, AT&T Corp., one of Excellon's largest customers and one of the world's leading producers of PCBs, has installed more than 46 Excellon drilling systems, served by fully integrated material handling equipment.

    In fiscal 1993, 1994 and 1995, printed circuit board drilling equipment accounted for 16%, 18% and 26% respectively, of the Company's consolidated net sales.

  WHITNEY

    Whitney designs and builds highly productive automated machine tool and material handling systems for cutting and punching sheet, plate, and structural steel for construction, transportation, agricultural and mining equipment manufacturers and independent steel fabrication centers. Whitney produces equipment specifically designed for mid- to heavy plate metal that enables manufacturers to meet rigid cut quality and accuracy standards. Whitney's computer-controlled heavy punching and cutting machines significantly reduce setup time, decrease work-in-process time and material handling, and enable customers to utilize just-in-time production to lower inventory and costs. Management believes that Whitney's proprietary TRUECut-TM- oxygen plasma cutting technology virtually eliminates rejected parts and additional finish work, resulting in improved throughput and reduced cost per part. In its niche, Whitney is a leading supplier in the United States, and has market positions in both Europe and Asia. Whitney continually evaluates new approaches to metal cutting such as laser technology, but to date has not found such technology to be competitive with Whitney's current systems in its market niche.

  OTHER

    EQUIPMENT  SALES   CO.  acts   as  a   sales  representative   for   various
manufacturers' products sold to the PCB assembly industry, including high-speed assembly equipment.

    TULON CO. produces tungsten carbide drill and router bits, commonly ranging in size from 5.6mm down to .25mm -- some as small as .10mm -- for use in PCB drilling equipment. Tulon Co. utilizes computerized equipment which automatically inspects drill bits and provides the product consistency customers need for higher-technology drilling. Tulon Co.'s products can be used in drilling machines produced by other companies as well as the machines produced by Excellon.

  BACKLOG

    At October 31, 1995 the backlog of the Automation Group (all of which is expected to be filled during fiscal 1996) was $35.9 million compared with $29.9 million at October 31, 1994. The increase was primarily attributable to strengthening markets and strong customer acceptance of Excellon's newer products.

AEROSPACE AND DEFENSE GROUP

    The Aerospace and Defense Group consists of five subsidiaries of which Auxitrol and Armtec are the principal subsidiaries. In fiscal 1994 and 1995, the Aerospace and Defense Group accounted for 32% and 28% respectively, of the Company's net sales. Hytek Finishes Co., Midcon Cables Co. and TA Mfg. Co. comprise the remaining companies in the Aerospace and Defense Group.

  ARMTEC

    Armtec manufactures molded fiber cartridge cases, mortar increments, igniter tubes and other combustible ammunition components for the United States Armed Forces and licenses such technology to foreign defense contractors and governments. Armtec currently is a principal U.S. producer of combustible ordnance products utilized by the U.S. Army. These products include the 120mm combustible case used as the main armament system on the U.S. Army's M-1A1 and M-1A2 tanks, the 60mm, 81mm and 120mm combustible mortar increments, and the 155mm combustible case for artillery ammunition. As opposed to metal cartridge casings, Armtec's products are part of the ammunition propulsion system and are combusted when fired. In conjunction with the U.S. Army's development of an improved solid propellant propulsion system for 155mm artillery, Armtec is developing what management expects will become the next generation of specialized modular cartridge cases.

    In October 1995, the Company identified irregularities in the allocation of certain labor charges at Armtec, and promptly disclosed these irregularities to the Department of Defense. Armtec applied for admittance to the Department of Defense Voluntary Disclosure Program but has not yet been advised regarding its admittance to the Program. The outside attorneys and governmental contracting consultant that were retained by the Company to assist in this matter are continuing their internal investigation. At this stage of the investigation, management believes that the eventual outcome of this issue will not have a material adverse effect on the financial position or future operating results of the Company. However, no assurance can be given that Armtec will be admitted to the Program, or that Armtec will not be subject to fines, penalties, and/or administrative sanctions (which could include suspension and debarment from governmental contracting) if not admitted to the Program, which could have a material adverse effect on the Company's financial position or future operating results.

  AUXITROL

    Auxitrol, headquartered in France, manufactures high precision temperature and pressure sensing devices used primarily in aerospace and aviation applications, liquid level measurement devices for ships and storage tanks, pneumatic accessories (including pressure gauges and regulators) and industrial alarms. Auxitrol's principal customers are jet engine and rocket motor manufacturers, aerospace equipment manufacturers, shipbuilders, petroleum companies, processors and electric utilities. Exhaust gas temperature sensing equipment for a jet engine manufacturer constitutes a significant portion of Auxitrol's sales. Auxitrol also distributes products manufactured by others, including valves, temperature and pressure switches and flow gauges.

    Auxitrol also manufactures electrical penetration devices under license for certain European and other foreign nuclear power plants. These penetration devices permit electrical signals to go into and out of containment domes while maintaining pressure integrity and signal continuity. In addition, Auxitrol has entered into a joint venture with a Russian company to facilitate use of its penetration devices in retrofitting the aging nuclear plants in Eastern Europe, where growing industrialization requires new power sources.

  OTHER

    HYTEK FINISHES CO. provides specialized metal finishing and inspection services, including plating, anodizing, polishing, non-destructive testing and organic coatings, primarily to the commercial aircraft, aerospace and electronics markets. Hytek also has an automated tin-lead plating line, employing among the most advanced automated plating technology, to serve the semi-conductor industry.

    MIDCON CABLES CO. manufactures electronic and electrical cable assemblies and cable harnesses for the military, government contractors and the commercial electronics market, offering both product design services and assembly of product to customer specifications. Its proprietary cable, trademarked EverFlex, uses an internally developed, patented design to provide a unique solution to significant problems in wiring applications involving vibration, abrasion and repetitive movement.

    TA MFG. CO. designs and manufactures specialty clamps and elastomeric compounds in custom molded shapes for wiring and tubing installations for airframe and jet engine manufacturers as well as military and commercial airline aftermarkets. TA's products include proprietary elastomers which are specifically formulated for various extreme applications, including high-temperature environments on or near a jet engine.

  BACKLOG

    At October 31, 1995 the backlog of the Aerospace and Defense Group (of which $4.6 million is expected to be filled after fiscal 1996) was $36.3 million, compared with $38.9 million at October 31, 1994.

INSTRUMENTATION GROUP

    The Instrumentation Group consists of three subsidiaries of which Federal and Korry are the principal subsidiaries. In fiscal 1994 and 1995, the Group's net sales represented 31% and 28%, respectively, of the Company's net sales. Angus Electronics Co. is the other company in the Instrumentation Group.

  FEDERAL

    Federal manufactures a broad line of high-precision analog and digital dimensional and surface measurement and inspection instruments and systems for a wide range of industrial quality control and scientific applications. Manufacturers use Federal equipment for direct shop-floor inspections to reduce costly rework at more advanced production stages. Federal's products include: dial indicators, air gauges and other precision gauges; electronic gauges for use where high-precision measurement is required; and custom-built and dedicated semi-automatic and automatic gauging systems. Distributed products manufactured by others include laser interferometer systems used primarily to check machine tool calibrations. Federal equipment is used extensively in precision metal working. Its markets include the automotive, farm implement, construction equipment, aerospace, ordnance and bearing industries.

    In each of fiscal years 1993, 1994 and 1995, gauge products manufactured by Federal accounted for 13%, 13% and 12%, respectively, of the Company's consolidated net sales.

  KORRY

    Korry is a market and technology leader in the manufacture of high-reliability electro-optical components and systems, illuminated push button switches, indicators, panels and keyboards that act as human interfaces in a broad variety of control and display applications for the aerospace and defense industry. Korry's products have been designed into many existing aircraft systems, and as a result, Korry enjoys a considerable spares and retrofit business. Korry's customers include original equipment manufacturers and the aftermarkets (equipment operators and spare parts distributors), primarily in the commercial aviation, military airborne, ground-based military equipment and shipboard military equipment markets. Korry's proprietary products provide its customers with a significant technological advantage in such areas as night vision--a top defense priority--and in the area of active matrix liquid crystal displays, a technology expected to have broad usage in commercial aerospace and military applications.

  OTHER

    ANGUS ELECTRONICS CO. manufactures recording instruments together with other analytical and process, and environmental monitoring instrumentation. These include analog strip chart and digital printout recorders as well as electronic and multi-channel microprocessor-based recording equipment. Customers of Angus Electronics include industrial equipment manufacturers, electric utilities, scientific laboratories, pharmaceutical manufacturers and process industries.

  BACKLOG

    At October 31, 1995, the backlog of the Instrumentation Group (of which $7.4 million is expected to be filled after fiscal 1996) was $31.1 million compared with $28.0 million at October 31, 1994.

MARKETING AND DISTRIBUTION

    For most of the Company's products, the maintenance of a service capability is an integral part of the marketing function. Each of the Company's separate operating units maintains its own separate and distinct sales force or distributor relationships.

    Automation Group products manufactured by Excellon are marketed domestically principally through employees and in foreign markets through employees, and independent distributors. Whitney products are sold principally through independent distributors and representatives.

    Aerospace and Defense Group products manufactured by Armtec are marketed domestically and abroad by employees and independent representatives. Auxitrol's products are marketed in Europe through employees and independent representatives.

    Instrumentation Group products manufactured by Federal and Korry are marketed domestically principally through employees, and in foreign markets through both employees and independent representatives.

RESEARCH AND DEVELOPMENT

    The Company's subsidiaries conduct product development and design programs with approximately 175 professional engineers, technicians and support personnel, supplemented by independent engineering and consulting firms when needed. In fiscal 1995, approximately $16.6 million was expended for research, development and engineering, compared with $13.7 million in 1994 and $14.0 million in 1993.

FOREIGN OPERATIONS

    The Company's principal foreign operations consist of manufacturing facilities of Auxitrol located in France and Spain, a manufacturing facility of Tulon located in Mexico, sales and service operations of Excellon located in England, Germany and Japan, and sales offices of TA Mfg and Korry Electronics located in England and France, respectively. In addition, W.A. Whitney has a small manufacturing and distribution facility in Italy. For information as to sales, operating results and assets by geographic area and export sales, reference is made to Item 1(b) hereto.

EMPLOYEES

    The Company and its subsidiaries had 2,849 employees at October 31, 1995. Less than 10% of these employees were members of an organized labor union.

COMPETITION AND PATENTS

    The Company's subsidiaries experience varying degrees of competition with respect to all of their products and services. Most subsidiaries are in specialized market niches with relatively few competitors. The Company competes in most markets it serves with numerous other companies, many of which have far greater sales volume and financial resources than the Company. The principal competitive factors in the commercial markets in which the Company participates are product performance and service. Part of product performance requires expenditures in research and development that lead to product improvement on a rapid basis. The market for many of the Company's products maybe affected by rapid and significant technological changes and new product introduction. Current competitors or new entrants could introduce new products with features that render the Company's products obsolete or less marketable. Excellon's principal competitors are Hitachi, Ltd. and Pluritec. Whitney's principal competitors are Mazak, Cincinnati Milacron, U.S. Amada, and Trumpf. Auxitrol's principal competitors are Ametek and Rosemount. Federal's principal competitors are Starrett and Mitutoyo. Korry's principal competitors are Eaton-MSC and Ducommun Jay-El. See "Risk Factors--Competition."

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

SOURCES AND AVAILABILITY OF RAW MATERIALS AND COMPONENTS

    Due to the Company's diversification, the sources and availability of raw materials and components are not nearly as important as they would be for a company that manufactures a single product. In general, the Company is not dependent for its raw materials and components upon any one source of supply. However, certain components and supplies such as air bearing spindles purchased by Excellon and hydraulic components purchased by Whitney and certain other raw materials and components purchased by other subsidiaries are purchased from a single source. In such instances, ongoing efforts are conducted to develop alternative sources or designs to help avoid the possibility of any business impairment.

ENVIRONMENTAL MATTERS

    The Company is subject to federal, state, local and foreign laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances (together, "Environmental Laws").

    The Company's various operations use certain substances and generate certain wastes that are regulated as or may be deemed hazardous under applicable Environmental Laws, or for which the Company has incurred cleanup obligations. While the Company endeavors at each of its facilities to assure compliance with Environmental Laws and regulations, from time to time, operations of the Company have resulted or may result in certain noncompliance with applicable requirements under Environmental Laws for which the Company has incurred cleanup and related costs. However, the Company believes that any such noncompliance or cleanup liability under current Environmental Laws would not have a material adverse effect on the Company's results of operations and financial condition.

    The Company has been identified as a potentially responsible party ("PRP"), pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), and analogous state Environmental Laws, for the cleanup of contamination resulting from past disposals of hazardous wastes at certain sites to which the Company, among others, sent wastes in the past. CERCLA requires PRPs to pay for cleanup of sites from which there has been a release or threatened release of hazardous substances. Courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the parties according to a volumetric or other standard. Although there can be no assurance, the Company believes, based on, among other things, a review of the data available to the Company regarding each such site, including the minor volumes of waste which the Company is alleged to have contributed, and a comparison of the Company's liability at each such site to settlements previously reached by the Company in similar cases, that its liability for such matters will not be material. Nonetheless, until the Company's proportionate share is finally determined at each such site, there can be no assurance that such matters, or any similar liabilities that arise in the future, will not have a material adverse effect on the Company's results of operations or financial condition.

  (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

    See "Foreign Operations" above.

ITEM 2.  PROPERTIES

    The following table summarizes the principal properties (in excess of 15,000 square feet) owned or leased by the Company and its subsidiaries as of October 31, 1995:

                                                                  APPROXIMATE
                                                                   NUMBER OF    OWNED OR
          LOCATION                     TYPE OF FACILITY           SQUARE FEET    LEASED
----------------------------  ----------------------------------  ------------  ---------
Coachella, CA                 Office and Plant (D)                    110,000     Owned
Gardena, CA                   Office and Plant (A)                     18,000    Leased
Glendale, CA                  Office and Plant (D)                     45,000    Leased
Indianapolis, IN              Office and Plant (I)                     63,000     Owned
Joplin, MO                    Office and Plant (D)                     92,000     Owned
Kent, WA                      Office and Plant (D)                     93,000     Owned
Rancho Cucamonga, CA          Office and Plant (A)                     33,000     Owned
Providence, RI                Office and Plant (I)                    166,000     Owned
Rockford, IL                  Office and Plant (A)                    257,000     Owned
Seattle, WA                   Office and Plant (I)                    100,000    Leased
Torrance, CA                  Office and Plant (A)                    150,000    Leased
Bourges, France               Plant (D)                                69,000     Owned
Dietzenbach, Germany          Office and Service Facility (A)          32,000    Leased
Rustington, England           Office and Service Facility (A)          18,000    Leased
Guadalajara, Mexico           Office and Plant (A)                     40,000    Leased
Torino, Italy                 Office and Plant (A)                     20,000    Leased
Torrejon de Ardoz, Spain      Office and Plant (D)                     17,000     Owned

------------------------

    The Company group (business segment) operating each facility described above is indicated by the letter following the description of the facility, as follows:

    (A)--Automation
    (D)--Aerospace and Defense
    (I)--Instrumentation

    In addition to the properties listed above, a 64,000 square foot facility in Nashua, New Hampshire and a 40,000 square foot facility in Columbus, Ohio are owned by the Company and planned for sale. Liabilities have been accrued for environmental remediation costs expected to be incurred in the disposition of the New Hampshire facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following table sets forth the high and low sales prices for the Company's Common Stock for the periods indicated as reported by the New York Stock Exchange. As of December 21, 1995, the Company believes that there were approximately 1,100 holders of record of Common Stock.

FISCAL QUARTER ENDED                             HIGH        LOW
---------------------------------------------  ---------  ---------
1994
January 31, 1994.............................       8.13       7.25
April 30, 1994...............................       9.00       7.13
July 31, 1994................................      10.00       6.38
October 31, 1994.............................      12.38       9.50
1995
January 31, 1995.............................      14.75      11.13
April 30, 1995...............................      17.63      12.50
July 31, 1995................................      24.75      16.63
October 31, 1995.............................      30.38      21.25
1996
November 1, through December 21, 1995........      24.00      19.13

    No cash dividends were paid during the fiscal years ended October 31, 1993, 1994 and 1995 as the Company continued its policy of retaining all internally generated funds to support the long-term growth of the Company and to retire debt obligations. In addition, the Company's debt agreements contain various restrictions on the payment of dividends.

    The last reported sale price of the Company's Common Stock on December 21, 1995 was $22.375 per share.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected historical financial and operating data of the Company and its subsidiaries. The selected historical financial operating and balance sheet data as of and for each of the five fiscal years in the period ended October 31, 1995 were derived from the audited consolidated financial statements of the Company and its subsidiaries. The selected historical financial data should also be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                                                                             YEAR ENDED OCTOBER 31,
                                                          -------------------------------------------------------------
                                                            1991       1992         1993         1994          1995
                                                          ---------  ---------  ------------  -----------  ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND EMPLOYEE DATA)
OPERATING RESULTS
Net sales...............................................  $ 350,934  $ 304,827  $ 285,152     $ 294,044    $ 351,897
Cost of sales...........................................    214,415    187,235    175,568       178,397      210,834
Selling, general and administrative expense.............    111,858    102,202    100,669       100,845      112,213
Restructuring charge (credit)...........................     --         --         40,626(1)      --          (2,067)(2)
Interest expense, net...................................     12,709      7,246      6,324         5,985        4,442(3)
Earnings (loss) before income taxes.....................     11,952      8,144    (38,035)        8,817       26,475
Income tax expense (benefit)............................      4,637      3,050    (12,400)        1,254(4)     9,094
Net earnings (loss).....................................  $   7,315  $   5,094  $ (25,635)(1) $   7,563(4) $  17,381(2)
Net earnings (loss) per share...........................  $    1.12  $    0.76  $   (3.90)(1) $    1.15(4) $    2.53(2)
Weighted average numbers of shares outstanding..........      6,543      6,667      6,579         6,571        6,870

BUSINESS SEGMENT DATA
Net sales
  Automation............................................  $ 125,263  $  91,449  $  94,460     $ 108,642    $ 156,116
  Aerospace and Defense.................................    113,335    111,077     99,071        93,370       98,027
  Instrumentation.......................................    112,336    102,301     91,621        92,032       97,754

BALANCE SHEET DATA (AT PERIOD END)
Working capital.........................................  $  20,377  $  21,721  $   9,064     $  10,542    $  37,787
Total assets............................................    256,384    232,024    205,672       215,975      223,668
Total debt..............................................    109,302     81,784     74,486        62,360       50,294
Shareholders' equity....................................     77,377     82,622     55,323        65,491       83,706

OTHER DATA
Gross margin percentage.................................       38.9%      38.6%      38.4%         39.3%        40.1%
Research, development and related engineering costs as a
 percentage of sales (5)................................        4.7%       4.4%       4.9%          4.7%         4.7%
Total number of employees (at period end)...............      3,499      3,109      2,809         2,804        2,849

------------------------------
(1) In the fourth quarter of fiscal 1993, the Company recorded a $40.6 million restructuring charge ($27.2 million, or $4.14 per share, net of income tax effect). Without this restructuring charge net earnings in 1993 would have been $1.6 million, or $.24 per share.

(2) Net earnings in 1995 reflect nonrecurring items including a pre-tax restructuring credit of $2.1 million, or $.20 per share on an after-tax basis, and a pre-tax patent infringement settlement credit of $1.3 million, or $.12 per share on an after-tax basis, both of which were recorded in the third quarter of fiscal 1995. Without these credits, net earnings in 1995 would have been $15.2 million, or $2.21 per share.

(3)  Interest expense in 1995 is net of $1.2 million of interest income.

(4) Net earnings in 1994 reflect a $2.0 million, or $.30 per share, tax benefit recorded in the fourth quarter of fiscal 1994 as a result of a settlement with the Internal Revenue Service. Net earnings in 1994 would have been $5.6 million, or $.85 per share, without this credit.

(5) Research, development and related engineering costs are included in selling, general and administrative expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The  Company  consists  of  12  individual  businesses  divided  into  three operating business segments: Automation, Aerospace and Defense, and Instrumentation. These three operating business segments consist of six principal businesses. The Automation Group's principal businesses are Excellon and Whitney. The Aerospace and Defense Group's principal businesses are Armtec and Auxitrol. The Instrumentation Group's principal businesses are Federal and Korry. These six principal businesses of Esterline generated approximately 78% and 82% of the Company's net sales and 89% and 83% of operating earnings in fiscal 1994 and 1995, respectively.

    The Company's business is susceptible to economic cycles and its results can vary widely based on a number of factors, including domestic and foreign economic conditions and developments affecting the specific industries and customers they serve. The products sold by most of these businesses represent capital investment or support for capital investment by either the initial customer or the ultimate end user. Also, a significant portion of the sales and profitability of some Company businesses is derived from defense and other government contracts or the commercial aircraft industry. Changes in general economic conditions or conditions in specific industries, capital acquisition cycles, and government policies, collectively or individually, can have a significant effect on the Company's results of operations and financial condition.

    In the fourth quarter of fiscal 1993, the Company recorded a $40.6 million restructuring charge ($27.2 million, or $4.14 per share, net of income tax effect). The restructuring plan provided for the sale or shutdown of certain small operations, the write-off of intangible assets, anticipated losses on the sale of vacant facilities and product lines, employees' severance and consolidation of facilities and product lines for increased efficiency. The objective of the plan was to strengthen the Company for long-term growth and to permit management to focus on operations with strong market positions. The estimated costs represented the Company's best assessment of the plan, although the Company expected that some cost elements of the original plan could change. During the third quarter of fiscal 1995, several remaining restructuring actions were completed and the Company comprehensively reviewed all of the actions as they were originally contemplated. Asset accounts, including intangibles and accrued liabilities associated with the plan were adjusted such that the total restructuring costs were lowered to $38.5 million. As a result, the Company took a restructuring credit in the third quarter of fiscal 1995 of $2.1 million ($1.4 million, or $.20 per share, net of income tax), or approximately 5% of the original charge. No other amounts related to the restructuring plan were charged or credited to earnings since the inception of the plan. Cash impacts of actions taken during this period were not significant nor materially different than originally anticipated. The Company's restructuring action is now substantially complete.

    In October 1995, the Company identified irregularities in the allocation of certain labor charges at Armtec, and promptly disclosed these irregularities to the Department of Defense. Armtec applied for admittance to the Department of Defense Voluntary Disclosure Program but has not yet been advised regarding its admittance to the Program. The outside attorneys and governmental contracting consultant that were retained by the Company to assist in this matter are continuing their internal investigation. At this stage of the investigation, management believes that the eventual outcome of this issue will not have a material adverse effect on the financial position or future operating results of the Company.

RESULTS OF OPERATIONS

  YEAR ENDED OCTOBER 31, 1995 COMPARED TO YEAR ENDED OCTOBER 31, 1994

    Net sales in 1995 were $351.9 million compared with $294 million in 1994. The sales improvement was primarily attributable to the Automation Group, where sales increased $47.5 million or 44% to $156.1 million. Continuing strong demand for the group's automated manufacturing equipment, particularly at Excellon, was primarily responsible for the sales increase. Sales in the Company's two other groups, Aerospace and Defense, and Instrumentation, also improved in 1995. In the Aerospace and Defense Group, sales for 1995 were $98 million, compared with $93.4 million in the prior year. The Automation Group benefited from a strong market for automated manufacturing equipment, particularly at Excellon where the growing capacity requirements of circuit board manufacturers and the proliferation of increasingly smaller holes is helping to drive replacement of older drilling machines. Instrumentation Group sales for 1995 were $97.8 million, versus $92 million in 1994. This increase was primarily a result of new product introductions and expanded sales efforts at Federal. Including export sales by domestic operations, sales to foreign buyers totaled $124.1 million and $91 million in 1995 and 1994, respectively and accounted for 35% and 31% of the Company's total sales in each year, respectively.

    Cost of sales increased to $210.8 million in 1995 from $178.4 million in the prior year primarily due to the increased sales volume discussed above. Gross margin as a percentage of sales improved slightly to 40% in 1995 from 39% in 1994 primarily due to the operating leverage of increased sales in all three groups. This increase was somewhat mitigated by a decrease in sales at a partially owned Russian distributorship and costs related to the Armtec investigation. Gross margin percentages by business segment increased in 1995 in both the Automation and Instrumentation Groups, and declined in the Aerospace and Defense Group. By group, gross margins ranged from 39% to 41% in 1995, compared with 39% to 42% in the prior year.

    Selling, general and administrative expenses (which includes corporate expenses, and research, development and related engineering costs but excludes the restructuring credit) for 1995 increased to $112.2 million compared with $100.8 million in 1994. As a percent of sales, however, they decreased from 34% in 1994 to 32% in 1995 because of cost containment and operating leverage the Company is experiencing due to increased sales volumes. Research, development and related engineering costs for 1995 increased to $16.6 million, versus $13.7 million in 1994, reflecting the Company's continuing commitment to invest in strategic product development programs.

    Operating earnings (excluding corporate expenses and the restructuring credit) increased from $23.3 million in 1994 to $37.3 million in 1995. The improvement was primarily attributable to the Automation Group where earnings more than doubled to $24.2 million in 1995 from $11.9 million in 1994. The
Automation Group's earnings improvement is due to the operating leverage of increased sales. The earnings of the Instrumentation Group also increased sharply from $1.5 million to $6.6 million due to favorable product mix of sales and receipt of a patent infringement settlement of $1.3 million.

    Interest income for 1995 was $1.2 million compared with $0.1 million in 1994 due to increases in cash and equivalents which were generated primarily from operations.

    Interest expense for 1995 was $5.6 million compared with $6.1 million in 1994 due primarily to reduced debt levels.

    The effective income tax rate for 1995 was 34% compared with 14% in 1994. This increase was primarily due to a $2.0 million benefit recorded in 1994 from a settlement with the Internal Revenue Service of audits of certain federal income tax returns.

    Net earnings for 1995, were $17.4 million, or $2.53 per share, compared with net earnings of $7.6 million, or $1.15 per share in the prior-year period. Earnings in the current-year period include $.20 per share and $.12 per share, respectively, from the restructuring credit and patent infringement settlement discussed above.

    Orders for 1995, were $358.3 million, compared with $319.4 million a year earlier. The increase was primarily attributable to the Automation Group and its improved markets as discussed above. Backlog at October 31, 1995 was $103.2 million, compared with $96.8 million a year earlier. Approximately $11.9 million of Company-wide backlog was scheduled to be delivered after 1996. Orders in backlog are subject to cancellation.

  YEAR ENDED OCTOBER 31, 1994 COMPARED TO YEAR ENDED OCTOBER 31, 1993

    Net sales in 1994 were $294.0 million, compared with $285.2 million in 1993. The 1994 sales improvement was attributable to the Automation Group, where sales increased $14.2 million or 15% to $108.6 million. Strengthening of domestic markets coupled with strong customer acceptance of newer products, principally at Excellon, contributed to the sales growth. This sales increase in the Automation Group was primarily attributable to sales increases at Excellon and at Whitney. Instrumentation Group sales stabilized and were virtually level with the prior year at $92.0 million, while sales in the Aerospace and Defense Group decreased $5.7 million or 6% to $93.4 million. The sale of Republic Electronics Co. in the second quarter of 1994 accounted for approximately two-thirds of this decrease. Including export sales by domestic operations, sales to foreign buyers totaled $91.0 million and $89.3 million in 1994 and 1993, respectively, and accounted for 31% of the Company's total sales in each year.

    Cost of sales increased to $178.4 million in 1994 from $175.6 million in 1993. This increase was primarily attributable to the increase in net sales discussed above. Gross margin as a percentage of sales increased slightly to 39% in 1994 from 38% in 1993. Gross margin percentages by business segment increased in 1994 in both the Aerospace and Defense and Instrumentation Groups, and were approximately level in the Automation Group. In 1994, group margins ranged from 38% to 42%, compared with 37% to 40% in the prior year.

    Selling, general and administrative expenses in 1994 were level with the prior year at $100.8 million. However, they decreased slightly as a percent of sales from 35% to 34%. The costs related to the corporate expenses portion of selling, general and administrative expenses amount to $8.5 million in 1994, compared with $7.2 million in 1993. This increase was primarily attributable to additional performance-based compensation being awarded to senior management as a result of the Company's improved earnings in 1994. The research, development and related engineering costs portion of selling, general and administrative expenses amounted to $13.7 million in 1994, compared with $14.0 million in 1993, reflecting the Company's continuing commitment to invest in strategic product development programs.

    Operating earnings (excluding corporate expenses and restructuring charges) in 1994 improved in all three of the Company's business segments and totaled $23.3 million, compared with $16.1 million in the prior year. The improvement was primarily attributable to the Automation Group where earnings advanced $4.0 million over the prior year primarily as a result of the earnings improvement at Excellon and Whitney. Overall, operating earnings reflect a $2.6 million reduction in depreciation and amortization expense as a result of the 1993 restructuring, and continued cost containment measures.

    Net interest expense decreased from $6.3 million in 1993 to $6.0 million in 1994 due to reduced debt levels, offset by increases in interest rates.

    Income tax expense in 1994 was $1.3 million, reflecting a $2.0 million benefit recorded in the fourth quarter of 1994 resulting from a settlement with the Internal Revenue Service of audits of certain federal income tax returns compared with an income tax benefit of $12.4 million recorded in 1993.

    Net earnings in 1994 were $7.6 million, or $1.15 per share on sales of $294.0 million, compared with a net loss of $25.6 million, or $3.90 per share on sales of $285.2 million in 1993. Net earnings in 1994 reflect the $2.0 million tax benefit recorded in the fourth quarter resulting from the settlement with the Internal Revenue Service. Net earnings in 1993 included a $27.2 million after tax ($40.6 million before tax) restructuring provision. Without the restructuring charge, 1993 net earnings would have been $1.6 million, or $.24 per share.

    Orders for the year ended October 31, 1994 totaled $319.0 million, up more than 20% from the prior year. Company-wide backlog at the end of 1994 was $97.0 million compared with $74.0 million a year earlier. The increases were primarily attributable to the Automation Group, where year-end backlog levels of $30.0 million were more than triple the prior-year amount, reflecting strengthening markets and the introduction of new products in 1993. Backlog at the Company's two other groups were relatively consistent with prior-year levels. Approximately $11.0 million of 1994's Company-wide backlog was scheduled to be shipped after fiscal 1995. Orders in backlog are subject to cancellation.

LIQUIDITY AND CAPITAL RESOURCES

    Total debt at October 31, 1995 was $50.3 million, $12.1 million less than at October 31, 1994. This debt reduction primarily reflects early redemption of $20.0 million principal amount of 8.25% Convertible Debentures which was effected in May 1995 using available cash. Cash and cash equivalents on hand at

October 31, 1995 totalled $22.1 million, an increase of $13.0 million from October 31, 1994. Working capital at October 31, 1995 increased to $37.8 million from $10.5 million at October 31, 1994 primarily due to cash generated from operations, and to reductions in accrued liabilities related to the 1993 restructuring.

    Of the total debt outstanding at October 31, 1995, $40.0 million was outstanding under the Company's 8.75% Senior Notes, nothing was outstanding under the Company's bank credit facility, and $10.3 million was outstanding under the various bank credit facilities and other debt agreements, primarily those related to Auxitrol. The Company's financing arrangements contain various restrictions, including maintenance of net worth, various cash flow, leverage and fixed charge coverage ratios, and limitations on capital expenditures, disposition of assets and securities proceeds, payment of dividends, and additional borrowings.

    Capital expenditures, consisting primarily of machinery, equipment and computers, are anticipated to be approximately $18.0 million during fiscal 1996, compared with $11.5 million in fiscal 1995. In addition, the Company is required to prepay $5.7 million principal amount of the Senior Notes on July 30, 1996 and each year thereafter until the Senior Notes mature on July 30, 2002. Management believes cash on hand, funds generated from operations, and available bank credit lines at December 21, 1995 of approximately $37.9 million will adequately service cash requirements through fiscal 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, this Statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The adoption of this Statement is not expected to have any material impact on the consolidated financial statements of the Company.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1994. This Statement defines and prescribes a fair value based method of accounting for stock-based compensation plans in which compensation cost is computed at the option grant date and expensed over a service period. While full adoption of this statement is encouraged, companies will be permitted to continue accounting for stock-based compensation under the current guidance of APB Opinion No. 25; provided that certain pro forma disclosures of the impact of full implementation are made. The adoption of this Statement is not expected to have any material impact on the consolidated financial statements of the Company.

    In December 1994, the American Institute of Certified Public Accountants issued Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," which is effective for fiscal years ending after December 15, 1995. This Statement of Position requires additional disclosures in their financial statements about certain risks and uncertainties relating to the nature of operations, the use of estimates, and vulnerability due to certain concentrations. The adoption of this Statement of Position is not expected to have any material impact on the consolidated financial statements of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the Index to Consolidated Financial Statements and Schedules on page F-1 for the Company's Consolidated Financial Statements and notes thereto and supplementary schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The names and ages of all directors and executive officers of the Company and the positions and offices held by such persons are as follows:

          NAME                    POSITION WITH THE COMPANY          AGE
-------------------------  ----------------------------------------  ----
Wendell P. Hurlbut         Chairman, President and Chief Executive    63
                            Officer
Gilbert W. Anderson        Director                                   67
John F. Clearman           Director                                   58
Edwin I. Colodny           Director                                   69
E. John Finn               Director                                   63
Robert F. Goldhammer       Director                                   64
Jerome J. Meyer            Director                                   57
Paul G. Schloemer          Director                                   67
Malcolm T. Stamper         Director                                   70
Robert W. Stevenson        Executive Vice President and Chief         56
                            Financial Officer, Secretary and
                            Treasurer
Robert W. Cremin           Senior Vice President and Group            55
                            Executive
Larry A. Kring             Group Vice President                       55
Stephen R. Larson          Group Vice President                       51
Marcia J.M. Greenberg      Vice President, Human Relations            43

    The Board of Directors of the Company is divided into three classes of directors whose terms expire in 1996 (Messrs. Finn, Goldhammer and Meyer), 1997 (Messrs. Anderson, Hurlbut and Stamper) and 1998 (Messrs. Clearman, Colodny and Schloemer). Set forth below is a description of the background of directors and executive officers of the Company.

    Mr. Hurlbut has been Chairman, President and Chief Executive Officer since January 1993. From February 1989 through December 1992, he was President, Chief Executive Officer and a director. From June 1988 to February 1989, he was President and Chief Operating Officer. From November 1987 to June 1988, he was Executive Vice President, Operations. From October 1978 to September 1989, Mr. Hurlbut served in various capacities ranging from Group Vice President to President and Chief Executive Officer of Criton Technologies. From November 1972 to October 1978 he served as President of Heath Tecna Aerospace Company. Mr. Hurlbut has a B.S. degree in Engineering from the University of Washington. Mr. Hurlbut is also a member of the Board of Directors of the National Association of Manufacturers. He has been a director of the Company since 1989.

    Mr. Clearman is the retired President and Chief Executive Officer of NC Machinery Co. (a heavy machinery distributor), having held such position from 1986 through 1994, and is a director of Metropolitan Bancorp. He has been a director of the Company since 1989.

    Mr. Colodny is the retired Chairman of USAir Group, Inc., having held such position from 1983 to 1992 and of Counsel at Paul, Hastings, Janofsky and Walker. Prior thereto, for more than five years he was President and Chief Executive Officer of USAir, Inc. and USAir Group, Inc. Mr. Colodny is a director of USAir Group, Inc., Lockheed Martin Corporation, Comsat, Inc. and Ascent Entertainment Group, Inc. He has been a director of the Company since 1992.

    Mr. Schloemer is the retired President and Chief Executive Officer of Parker Hannifin Corporation (a manufacturer of motion control products), having held such position from 1984 to 1993 and is a director of Parker Hannifin Corporation, Rubbermaid Incorporated and AMP Incorporated. He has been a director of the Company since 1993.

    Mr. Anderson is the retired President and Chief Executive Officer of Physio-Control Corporation (a medical equipment manufacturer), having held such position from 1986 to 1991 and is a director of Key Trust Company of the Northwest, Optex Biomedical, Inc. (a medical device company) and SpaceLabs Medical. He has been a director of the Company since 1991.

    Mr. Finn is the retired Chairman of Dorr-Oliver Incorporated (a fluid/particle treatment equipment manufacturer), having held such positions from 1988 to 1995, and is a director of Dorr-Oliver Incorporated, Advanced Refractory Technologies and Stanley Technology Group, Inc. and is on the Advisory Board of Bay Mills Ltd. He has been a director of the Company since 1989.

    Mr. Goldhammer has been a partner at Concord International Investments Group L.P. since 1991. Prior thereto, he was a Partner at Rohammer Corporation (a private investment company) from 1989 to 1991. He is a director at EG&G, Inc. and ImClone Systems, Incorporated (a biotechnology company), and has been a director of the Company since 1974.

    Mr. Meyer has been the Chairman and Chief Executive Officer of Tektronix, Inc. (an electronic equipment manufacturer) since 1990 and was the President of Industrial Group of Honeywell, Inc. from 1988 to 1990. He is a director of Portland General Corporation (an electric utility) and Standard Insurance Company. He has been a director of the Company since 1992.

    Mr. Stamper has been the Chairman of Storytellers Ink (a publisher of children's books) since 1990, and is the retired President and Vice Chairman of The Boeing Company, having held such position from 1985 to 1992. He is a director of Chrysler Corporation and Whittaker Corp. (an aerospace/communications company). He has been a director of the Company since 1991.

    Mr. Stevenson has been Executive Vice President and Chief Financial Officer, Secretary and Treasurer since October 1987. From March 1968 to September 1989, Mr. Stevenson served in various capacities ranging from Assistant Controller to Executive Vice President, Chief Financial Officer and Secretary of Criton Technologies. Mr. Stevenson has a M.B.A. from the Wharton School of Business at the University of Pennsylvania and a B.A. degree from Stanford University.

    Mr. Cremin has been Senior Vice President and Group Executive since January 1991. From October 1987 to December 1990, he was Group Vice President. From July 1976 to September 1989, Mr. Cremin served in various capacities ranging from Director, Program Analysis to Group Vice President of Criton Technologies. Mr. Cremin has a M.B.A. from Harvard Business School and a B.S. degree in Metallurgical Engineering from Polytechnic Institute of Brooklyn.

    Mr. Kring has been Group Vice President since August 1993. From November 1978 to July 1993, he was President and Chief Executive Officer of Heath Tecna Aerospace Co., a unit of Ciba Composites Division, Anaheim, California. Mr. Kring has a M.B.A. from California State University at Northridge and a B.S. degree in Aeronautical Engineering from Purdue University. He is a director of Active Apparel Group, Inc.

    Mr. Larson has been Group Vice President since April 1991. From February 1978 to March 1993, he held various executive positions with Korry Electronics, part of Criton Technologies, including President and Executive Vice President, Marketing. Mr. Larson has a M.B.A. degree from the University of Chicago and a B.S. degree in Electrical Engineering from Northwestern University.

    Ms. Greenberg has been Vice President, Human Relations since March 1993. From January 1992 to February 1993, she was a partner in the law firm of Bogle & Gates, Seattle, Washington. From August 1984 to December 1991, she was an associate attorney in the law firm of Bogle & Gates. Ms. Greenberg has a J.D. degree from Northwestern University School of Law and a B.A. from Portland State University.

ITEM 11. EXECUTIVE COMPENSATION

    The Company hereby incorporates by reference the information set forth under "Executive Compensation" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 6, 1996, to be filed with the Securities and Exchange Commission and the New York Stock Exchange.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of October 31, 1995, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Company's named executive officers, and (iv) all directors and executive officers of the Company as a group.

                                                       NUMBER OF   PERCENT OF
      NAME AND ADDRESS OF BENEFICIAL OWNER(1)          SHARES(2)      CLASS
----------------------------------------------------  -----------  -----------
The Prudential Insurance Company of America             661,389(3)       9.9%
 Prudential Plaza
 Newark, NJ 07102
Merrill Lynch & Co., Inc.                               350,600(4)       5.3%
 World Financial Center, North Tower
 250 Vesey Street
 New York, NY 10281
Wendell P. Hurlbut                                      153,071(5)       2.3%
Robert W. Stevenson                                      86,612(5)       1.3%
Robert W. Cremin                                         65,500(5)         *
Stephen R. Larson                                        46,250(5)         *
Larry A. Kring                                           45,200(5)         *
E. John Finn                                             18,344            *
Robert F. Goldhammer                                     11,094            *
John F. Clearman                                          5,344            *
Gilbert W. Anderson                                       2,466            *
Edwin I. Colodny                                          2,344            *
Jerome J. Meyer                                           1,344            *
Paul G. Schloemer                                         1,344            *
Malcolm T. Stamper                                        1,344            *
Directors and executive officers as a group (14
 persons)                                               440,257          6.6%

------------------------
 *  Less than 1%.

(1) Unless otherwise indicated, the business address of each of the stockholders named in this table is Esterline Technologies Corporation, 10800 NE 8th Street, Bellevue, Washington 98004.

(2) Unless otherwise indicated in the footnotes to this table, the person and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(3) The holding shown is based on a Schedule 13G filed with the Commission on or about April 10, 1995 by The Prudential Insurance Company of America, an insurance company, a registered broker-dealer and a registered investment advisor that disclaims beneficial ownership of these shares. Based on the information in such filing, shared voting and dispositive power is reported with respect to all of the shares.

(4) The holding shown is based on an amended Schedule 13G jointly filed with the Commission on or about February 14, 1995, by Merrill Lynch & Co., Inc., a holding company, Merrill Lynch Group, Inc., a holding company, Princeton Services, Inc., a holding company, Fund Asset Management, L.P. a registered investment advisor, and Merrill Lynch Phoenix Fund, Inc., a registered investment company. All parties to the joint filing disclaim, beneficial ownership of these shares. Based on the information in such filing shared voting and dispositive power is reported with respect to all of the shares.

(5) Includes options for shares granted under the Company's 1987 Stock Option Plan which are exercisable within 60 days of December 21, 1995 as follows:
    Mr. Cremin, 81,250 shares; Mr. Hurlbut, 147,500 shares; Mr. Kring, 45,000 shares; Mr. Larson, 62,500 shares, Mr. Stevenson, 90,000 shares; and directors and executive officers as a group, 430,000 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)(1)  FINANCIAL STATEMENTS.

    The following consolidated financial statements, together with the report thereon of Deloitte & Touche LLP, dated December 11, 1995, are hereby filed as part of this Report.

                                                                      PAGE
                                                                     NUMBER
                                                                   -----------
Report of Independent Auditors...................................         F-2

Consolidated Statement of Operations--Years ended
 October 31, 1995, 1994 and 1993.................................         F-3

Consolidated Balance Sheet--October 31, 1995 and 1994............         F-4

Consolidated Statement of Cash Flows--Years ended
 October 31, 1995, 1994 and 1993.................................         F-5

Consolidated Statement of Shareholders' Equity--Years ended
 October 31, 1995, 1994 and 1993.................................         F-6

Notes to Consolidated Financial Statements.......................         F-7

  (A)(2)  FINANCIAL STATEMENT SCHEDULES.

    The following additional financial data should be read in conjunction with the consolidated financial statements filed herein.

    Schedule VIII--Valuation and Qualifying Accounts and Reserves

  (A)(3)  EXHIBITS.

EXHIBIT
NUMBER                                                   EXHIBIT
---------  ---------------------------------------------------------------------------------------------------
3.1        Composite Restated Certificate of Incorporation of the Company as amended by Certificate of
            Amendment dated March 14, 1990. (Incorporated by reference to Exhibit 19 to 10-Q Report for the quarter ended June 31, 1990.)

3.2        By-laws of the Company, as amended and restated December 15, 1988. (Incorporated by reference to
            Exhibit 3.2 to 10-K Report for the fiscal year ended October 31, 1988.)

4.1        Form of Rights Agreement, dated as of December 9, 1992, between the Company and Chemical Bank, which includes as Exhibit A thereto the form of Certificate of Designation, Preferences and Rights of Series A Serial Preferred Stock and as Exhibit B thereto the form of Rights Certificate
            (Incorporated by reference to Exhibit 1 to the Registration Statement to Form 8-A filed December
            17, 1992.)

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

10.4a      Fourth Amendment dated July 27, 1994 to Industrial Lease dated July 17, 1984 between Houg Family
            Partnership, as successor to 901 Dexter Associates, and Korry Electronics Co. (Incorporated by
            reference to Exhibit 10.4a to 10-K Report for the fiscal year ended October 31, 1994).

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

10.5a      Fourth Amendment dated March 28, 1994 to Industrial Lease dated July 17, 1984 between Michael
            Maloney and the Bancroft & Maloney general partnership, as successor to 801 Dexter Associates, and
            Korry Electronics Co. Incorporated by reference to Exhibit 10.5a to 10-K Report for the fiscal year ended October 31, 1994).

10.7       Amended and Restated Credit Agreement executed as of January 25, 1991 dated and effective as of
            September 18, 1989 between Esterline Corporation, certain of its subsidiaries, various financial institutions and Continental Bank N.A. as Agent. (Incorporated by reference to Exhibit 10.7 to
            10-K Report for the fiscal year ended October 31, 1990.)

EXHIBIT
NUMBER                                                   EXHIBIT
---------  ---------------------------------------------------------------------------------------------------
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

11         Schedule setting forth computation of earnings per share for the five fiscal years ended October
            31, 1995.

13         Annual Report to Shareholders for the fiscal year ended October 31, 1995. (Not filed as part of this Report except for those portions thereof incorporated by reference herein.)

21         List of subsidiaries.

EXHIBIT
NUMBER                                                   EXHIBIT
---------  ---------------------------------------------------------------------------------------------------
                               MANAGEMENT CONTRACTS OR COMPENSATORY PLANS OR ARRANGEMENTS
           ---------------------------------------------------------------------------------------------------

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

10.16c     Esterline Corporation Long-Term Incentive Compensation Plan, Fiscal Years 1993 through 1996
            (Incorporated by reference to Exhibit 10.16c to 10-K Report for the fiscal year ended October 31,
            1993.)

10.16d     Esterline Corporation Long-Term Incentive Compensation Plan, Fiscal Years 1994 through 1997.
            (Incorporated by reference to Exhibit 10.16d to 10-K Report for the fiscal year ended October 31,
            1994).

10.19      Executive Officer Termination Protection Agreement. (Incorporated by reference to
            Exhibit 10.19 to 10-K Report for fiscal year ended October 31, 1992.)

10.20b     Esterline Technologies Corporation Corporate Management Incentive Compensation Plan for the fiscal year 1994. (Incorporated by reference to Exhibit 10.20(b) to 10-K Report for the fiscal year ended
            October 31, 1994).

  (B)  REPORTS ON FORM 8-K.

    1. Report on Form 8-K, dated October 18, 1995 reporting the suspension of the Company's Public Offering.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ESTERLINE TECHNOLOGIES CORPORATION
                                                      (Registrant)

                                          By       /s/ ROBERT W. STEVENSON

                                            ------------------------------------
                                                    Robert W. Stevenson,
                                                EXECUTIVE VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER, SECRETARY
                                             AND TREASURER (PRINCIPAL FINANCIAL
                                                  AND ACCOUNTING OFFICER)

Dated: December 21, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     Director, Chairman,
      /s/ WENDELL P. HURLBUT          President and Chief
-----------------------------------   Executive Officer         December 21, 1995
       (Wendell P. Hurlbut)           (Principal Executive
                                      Officer)

                                     Executive Vice President
                                      and Chief Financial
      /s/ ROBERT W. STEVENSON         Officer, Secretary and
-----------------------------------   Treasurer (Principal      December 21, 1995
       (Robert W. Stevenson)          Financial and Account-
                                      ing Officer)

      /s/ GILBERT W. ANDERSON
-----------------------------------  Director                   December 21, 1995
       (Gilbert W. Anderson)

       /s/ JOHN F. CLEARMAN
-----------------------------------  Director                   December 21, 1995
        (John F. Clearman)

       /s/ EDWIN I. COLODNY
-----------------------------------  Director                   December 21, 1995
        (Edwin I. Colodny)

         /s/ E. JOHN FINN
-----------------------------------  Director                   December 21, 1995
          (E. John Finn)

     /s/ ROBERT F. GOLDHAMMER
-----------------------------------  Director                   December 21, 1995
      (Robert F. Goldhammer)

        /s/ JEROME J. MEYER
-----------------------------------  Director                   December 21, 1995
         (Jerome J. Meyer)

       /s/ PAUL G. SCHLOEMER
-----------------------------------  Director                   December 21, 1995
        (Paul G. Schloemer)

      /s/ MALCOLM T. STAMPER
-----------------------------------  Director                   December 21, 1995
       (Malcolm T. Stamper)

                         INDEX TO FINANCIAL STATEMENTS

                                                                                  PAGE
                                                                                  ----
Independent Auditors' Report....................................................  F-2
Consolidated Statements of Operations for the years ended October 31, 1993, 1994 and 1995.......................................................................  F-3
Consolidated Balance Sheets as of October 31, 1994 and 1995.....................  F-4
Consolidated Statements of Cash Flows for the years ended October 31, 1993, 1994 and 1995.......................................................................  F-5
Consolidated Statements of Shareholders' Equity for the years ended October 31,
 1993, 1994 and 1995............................................................  F-6
Notes to Consolidated Financial Statements......................................  F-7

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors
Esterline Technologies Corporation
Bellevue, Washington

    We have audited the accompanying consolidated balance sheets of Esterline Technologies Corporation and its subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Esterline Technologies Corporation and its subsidiaries as of October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Seattle, Washington
December 11, 1995

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           YEAR ENDED OCTOBER 31,
                                                                 ------------------------------------------
                                                                   1993             1994             1995
                                                                 --------         --------         --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Sales...................................................     $285,152         $294,044         $351,897
                                                                 --------         --------         --------
Costs and Expenses
  Cost of sales.............................................      175,568          178,397          210,834
  Selling, general and administrative.......................      100,669          100,845          112,213
  Restructuring provision (credit)..........................       40,626            --              (2,067)
  Interest income...........................................         (122)            (113)          (1,156)
  Interest expense..........................................        6,446            6,098            5,598
                                                                 --------         --------         --------
                                                                  323,187          285,227          325,422
                                                                 --------         --------         --------
Earnings (Loss) Before Income Taxes.........................      (38,035)           8,817           26,475
Income Tax Expense (Benefit)................................      (12,400)           1,254            9,094
                                                                 --------         --------         --------
Net Earnings (Loss).........................................     $(25,635)        $  7,563         $ 17,381
                                                                 --------         --------         --------
                                                                 --------         --------         --------
Net Earnings (Loss) Per Share...............................     $  (3.90)        $   1.15         $   2.53
                                                                 --------         --------         --------
                                                                 --------         --------         --------

                 See Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                           OCTOBER 31,
                                                                        ------------------
                                                                          1994      1995
                                                                        --------  --------
                                                                          (IN THOUSANDS)
Current Assets
  Cash and equivalents................................................  $ 9,076   $ 22,097
  Accounts receivable, net of allowances of $2,201 and $4,117 for
   doubtful accounts..................................................   63,685     63,825
  Inventories.........................................................   31,673     39,963
  Deferred income taxes...............................................   13,002     14,122
  Prepaid expenses....................................................    1,876      2,199
                                                                        --------  --------
    Total Current Assets..............................................  119,312    142,206
Property, Plant and Equipment
  Land................................................................    3,901      3,913
  Buildings...........................................................   43,137     43,669
  Machinery and equipment.............................................   98,635     99,076
                                                                        --------  --------
                                                                        145,673    146,658
  Accumulated depreciation............................................   94,070     97,426
                                                                        --------  --------
                                                                         51,603     49,232
Intangibles, net and Other Assets.....................................   46,609     34,276
                                                                        --------  --------
    Total Assets......................................................  $217,524  $225,714
                                                                        --------  --------
                                                                        --------  --------

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable....................................................  $18,927   $ 23,143
  Accrued liabilities.................................................   69,426     66,363
  Credit facilities...................................................       58      7,721
  Current maturities of long-term debt................................   20,588      7,030
  Federal and foreign income taxes....................................    1,320      2,208
                                                                        --------  --------
    Total Current Liabilities.........................................  110,319    106,465
Long-Term Debt, net of current maturities.............................   41,714     35,543
Commitments and Contingencies (Notes 7 and 8)
Shareholders' Equity
  Common stock, par value $.20 per share, authorized 30,000,000 shares
   issued and outstanding 6,513,057 and 6,645,780 shares..............    1,302      1,328
  Capital in excess of par value......................................   10,482     10,390
  Retained earnings...................................................   54,951     72,332
  Cumulative translation adjustment...................................   (1,244 )     (344)
                                                                        --------  --------
    Total Shareholders' Equity........................................   65,491     83,706
                                                                        --------  --------
    Total Liabilities and Shareholders' Equity........................  $217,524  $225,714
                                                                        --------  --------
                                                                        --------  --------

                 See Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED OCTOBER 31,
                                                              ----------------------------
                                                                1993      1994      1995
                                                              --------  --------  --------
                                                                     (IN THOUSANDS)
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
  Net earnings (loss).......................................  $(25,635) $  7,563  $ 17,381
  Restructuring provision (credit)..........................    40,626     --       (2,067)
  Depreciation and amortization.............................    19,259    16,414    16,599
  Deferred income taxes.....................................   (16,558)   (1,303)   (2,969)
  Working capital changes
    Accounts receivable.....................................     1,779   (15,625)      280
    Inventories.............................................     1,250     7,590    (9,496)
    Prepaid expenses........................................      (202)       38      (176)
    Accounts payable........................................    (1,959)    3,564     4,121
    Accrued liabilities.....................................     2,040     6,910     7,196
    Federal and foreign income taxes........................    (1,750)      144       897
  Other, net................................................    (1,994)       92       882
                                                              --------  --------  --------
                                                                16,856    25,387    32,648
                                                              --------  --------  --------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
  Capital expenditures......................................    (9,566)  (11,288)  (11,461)
  Capital dispositions......................................     --        3,945     3,773
                                                              --------  --------  --------
                                                                (9,566)   (7,343)   (7,688)
                                                              --------  --------  --------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
  Net change in credit facilities...........................     2,462    (5,218)    7,483
  Repayment of long-term debt...............................    (9,382)   (7,290)  (19,837)
                                                              --------  --------  --------
                                                                (6,920)  (12,508)  (12,354)
                                                              --------  --------  --------
EFFECT OF EXCHANGE RATES....................................      (269)      322       415
                                                              --------  --------  --------
Net Increase in Cash and Equivalents........................       101     5,858    13,021
Cash and Equivalents--Beginning of Year.....................     3,117     3,218     9,076
                                                              --------  --------  --------
Cash and Equivalents--End of Year...........................  $  3,218  $  9,076  $ 22,097
                                                              --------  --------  --------
                                                              --------  --------  --------
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for.............................
    Interest expense........................................  $  6,271  $  6,033  $  4,577
    Income taxes............................................     2,264     2,212    10,452

                 See Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                YEAR ENDED OCTOBER 31,
                                                              --------------------------
                                                                1993     1994     1995
                                                              --------  -------  -------
                                                                    (IN THOUSANDS)
Common Stock, par value $.20 per share
  Beginning of year.........................................  $  1,301  $ 1,302  $ 1,302
  Stock issued under stock option plans.....................         1    --          26
                                                              --------  -------  -------
  End of year...............................................     1,302    1,302    1,328
                                                              --------  -------  -------
Capital in Excess of Par Value
  Beginning of year.........................................    10,480   10,482   10,482
  Stock issued under stock option plans.....................         2    --         (92)
                                                              --------  -------  -------
  End of year...............................................    10,482   10,482   10,390
                                                              --------  -------  -------
Retained Earnings
  Beginning of year.........................................    73,023   47,388   54,951
  Net earnings (loss).......................................   (25,635)   7,563   17,381
                                                              --------  -------  -------
  End of year...............................................    47,388   54,951   72,332
                                                              --------  -------  -------
Cumulative Foreign Currency Translation Adjustment
  Beginning of year.........................................    (2,182)  (3,849)  (1,244)
  Aggregate adjustment resulting from foreign currency
   translation..............................................    (1,667)   2,605      900
                                                              --------  -------  -------
  End of year...............................................    (3,849)  (1,244)    (344)
                                                              --------  -------  -------
Shareholders' Equity........................................  $ 55,323  $65,491  $83,706
                                                              --------  -------  -------
                                                              --------  -------  -------

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

    BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Esterline Technologies Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Classifications have been changed for certain amounts in the preceding period to conform with the current year's financial presentation.

    FOREIGN CURRENCY TRANSLATION: Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on year-end exchange rates. Revenue and expense accounts are generally translated at average exchange rates. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in shareholders' equity. Transaction gains and losses are included in income and have not been significant in amount.

    INVENTORIES: Most inventories are stated at the lower of cost (first in, first out) or market. Two subsidiaries state their inventories at the lower of cost (last in, first out) or market. Inventory cost includes material, labor and factory overhead.

    RESEARCH, DEVELOPMENT AND RELATED ENGINEERING COSTS:  Research,  development
and   related  engineering  costs   approximated  $14,007,000,  $13,711,000  and
$16,638,000 in 1993, 1994 and 1995, respectively, and are expensed as incurred.

    PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION: Property, plant and equipment is carried at cost and includes expenditures for major improvements which increase useful lives. Depreciation is provided generally on the straight-line method. For income tax purposes, depreciation is computed using various accelerated methods.

    INTANGIBLE ASSETS: Intangible assets arise primarily from business acquisitions and include intangibles and the cost of purchased businesses in excess of amounts assigned to tangible and intangible assets. Intangible assets are being amortized over estimated lives which range from 30 to 40 years.

    ASSET  VALUATION:    The carrying  amount  of long-life  assets  is reviewed
periodically. If the asset carrying amount is not recoverable, the asset is considered to be impaired and the value is adjusted.

    MANAGEMENT ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

    ENVIRONMENTAL:   Environmental  exposures are provided  for in  total at the time they are known to exist or are considered reasonably probable.

    EARNINGS PER SHARE: Earnings per share are computed using the average number of common and common equivalent shares outstanding during each year (6,579,000 shares in 1993, 6,571,000 shares in 1994 and 6,870,000 shares in
1995).

    CASH  EQUIVALENTS:    Investments  maturing  in  three  months  or  less are
classified as cash equivalents.

    FINANCIAL INSTRUMENTS: The Company's financial instruments include cash and equivalents, accounts receivable and accounts payable, for which the fair value approximates carrying value, and credit facilities and long-term debt. The fair values of credit facilities and long-term debt (see Note 4) were estimated using interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

    CONCENTRATIONS OF CREDIT RISK: Concentrations of credit risk with respect to accounts receivable are generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographies. The Company performs ongoing credit evaluations of its customers' financial condition and, in certain circumstances, utilizes letters of credit and bank guarantees to minimize credit risk.

2.  INVENTORIES
    Inventories consisted of the following:

                                                                   OCTOBER 31,
                                                              ----------------------
                                                                 1994        1995
                                                              -----------  ---------
                                                                  (IN THOUSANDS)
Raw materials and purchased parts...........................   $   8,770   $  11,422
Work in process.............................................      16,887      22,052
Finished goods..............................................       6,016       6,489
                                                              -----------  ---------
                                                               $  31,673   $  39,963
                                                              -----------  ---------
                                                              -----------  ---------

    At October 31, 1994 and  1995, $8,500,000 and $10,000,000, respectively,  of the Company's total inventories were stated under the last in, first out inventory method. Had the first in, first out method been used, these inventories would have been $3,386,000 and $3,896,000 higher than reported at October 31, 1994 and 1995, respectively.

3.  ACCRUED LIABILITIES
    Accrued liabilities consisted of the following:

                                                                OCTOBER 31,
                                                            --------------------
                                                              1994       1995
                                                            ---------  ---------
                                                               (IN THOUSANDS)
Payroll and other compensation............................  $  18,905  $  19,971
Self-insurance provisions.................................      7,886      7,151
Interest..................................................      2,770      2,453
Warranties................................................      3,495     10,202
State and other tax accruals..............................      7,048      6,912
Accrued restructuring cost................................     13,698     --
Other.....................................................     15,624     19,674
                                                            ---------  ---------
                                                            $  69,426  $  66,363
                                                            ---------  ---------
                                                            ---------  ---------

4.  DEBT
    Long-term debt consisted of the following:

                                                               OCTOBER 31,
                                                          ----------------------
                                                             1994        1995
                                                          -----------  ---------
                                                              (IN THOUSANDS)
8.75% senior notes, due 2002............................   $  40,000   $  40,000
8.25% convertible subordinated debentures, due 1995.....      20,000      --
Other...................................................       2,302       2,573
                                                          -----------  ---------
                                                              62,302      42,573
    Less current maturities.............................      20,588       7,030
                                                          -----------  ---------
                                                           $  41,714   $  35,543
                                                          -----------  ---------
                                                          -----------  ---------

    The  8.75%  senior  notes  are   unsecured  and  payable  in  equal   annual
installments beginning in fiscal 1996. Interest is payable semi-annually in January and July of each year.

    The 8.25% convertible debentures were issued by Esterline International Finance N.V., a subsidiary of the Company, and were retired in 1995.

    The Company has a $35,000,000 unsecured line of credit with a group of banks. Alternative interest rates are available based on LIBOR, or the lead bank's prime rate, at the Company's option. There were no amounts borrowed under the line of credit as of October 31, 1994 and October 31, 1995.

    The  unsecured  line  of  credit  contains  various  restrictions, including
maintenance  of  net  worth,  payment  of  dividends,  interest  coverage,   and
limitations on additional borrowings.

    The fair value of the Company's notes payable and long-term debt was estimated at $61,088,000 and $41,587,000 at October 31, 1994 and 1995,
respectively.

    Maturities of long-term debt are as follows:

                                                    (IN THOUSANDS)
1996..............................................     $ 7,030
1997..............................................       6,444
1998..............................................       6,161
1999..............................................       5,786
2000..............................................       5,722
2001 and thereafter...............................      11,430
                                                       -------
                                                       $42,573
                                                       -------
                                                       -------

    The Company had lines of credit with domestic and foreign banks as follows:

                                                                              OCTOBER 31,
                                                                          --------------------
                                                                            1994       1995
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Outstanding Balance
  Domestic..............................................................  $  --      $  --
  Foreign...............................................................         58      7,721
                                                                          ---------  ---------
                                                                          $      58  $   7,721
                                                                          ---------  ---------
                                                                          ---------  ---------
Credit Lines
  Domestic..............................................................  $  35,000  $  35,000
  Foreign...............................................................     10,000     10,000
Average Borrowings During the Year
  Domestic..............................................................        500     --
  Foreign...............................................................      4,500      6,000
Average Interest Rates During the Year
  Domestic..............................................................        6.8%    --
  Foreign...............................................................        7.5%       7.7%

    Letters of credit are considered borrowed funds under the Company's line of credit. Borrowing capacity under the credit line shown above was reduced by the outstanding letters of credit of approximately 7,093,000 at October 31, 1995.

5.  RETIREMENT BENEFITS
    Pension benefits are provided for substantially all U.S. employees under contributory and non-contributory pension and other plans, and are based on years of service and five-year average compensation. The Company makes actuarially computed contributions as necessary to adequately fund benefits. The actuarial computations assumed discount rates on benefit obligations and expected long-term rates of return on plan assets of 7.5% and annual compensation increases of 5%. Investments of the plans primarily consist of U.S. Government obligations, publicly traded common stocks, mutual funds and insurance contracts.

    Pension expense consisted of the following:

                                                                   YEAR ENDED OCTOBER 31,
                                                              ---------------------------------
                                                                 1993       1994        1995
                                                              ----------  ---------  ----------
                                                                       (IN THOUSANDS)
Service cost-benefits earned during the year................  $    2,106  $   2,322  $    2,316
Interest cost on projected benefit obligations..............       4,248      4,457       4,698
Actual return on plan assets-investment gains...............     (10,467)    (2,827)    (13,189)
Net amortization and deferral...............................       4,487     (3,515)      7,292
                                                              ----------  ---------  ----------
Net pension expense.........................................  $      374  $     437  $    1,117
                                                              ----------  ---------  ----------
                                                              ----------  ---------  ----------

    Combined funded status of the plans was as follows:

                                                                              OCTOBER 31,
                                                                          --------------------
                                                                            1994       1995
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Plan assets at fair market value........................................  $  75,457  $  83,815
Projected benefit obligations for service rendered to date..............     60,836     62,223
                                                                          ---------  ---------
Plan assets in excess of projected benefit obligations..................     14,621     21,592
Unrecognized net (gain) loss............................................        552     (7,514)
Unrecognized net asset at November 1, 1985..............................     (2,887)    (2,406)
                                                                          ---------  ---------
Prepaid pension expense, included in other assets.......................  $  12,286  $  11,672
                                                                          ---------  ---------
                                                                          ---------  ---------
Actuarial present value of accumulated benefit obligations, including vested benefits of $51,489 and $51,716.................................  $  56,602  $  51,978
                                                                          ---------  ---------
                                                                          ---------  ---------

    The Company has a supplemental retirement plan for key executions providing for periodic payments upon retirement. The long-term liability under this plan was $1,549,000 and $2,046,000 as of October 31, 1994 and 1995, respectively.

    Provision for all retirement benefits consisted of the following:

                                                                         YEAR ENDED OCTOBER 31,
                                                                     -------------------------------
                                                                       1993       1994       1995
                                                                     ---------  ---------  ---------
                                                                             (IN THOUSANDS)
Pension plans......................................................  $     464  $   1,232  $   2,016
Profit-sharing and other plans.....................................         72     --         --
                                                                     ---------  ---------  ---------
                                                                     $     536  $   1,232  $   2,016
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

6.  INCOME TAXES
    During 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of the change was not material.

    During 1994, the Internal Revenue Service completed an examination of certain federal income tax returns and reached agreement with the Company on various filing positions. As a result, the Company recorded a $2 million tax benefit in the fourth quarter of 1994.

    Income tax expense (benefit) consisted of the following:

                                                                   YEAR ENDED OCTOBER 31,
                                                              --------------------------------
                                                                 1993       1994       1995
                                                              ----------  ---------  ---------
                                                                       (IN THOUSANDS)
Current tax expense.........................................  $    1,695  $   2,557  $  12,063
Deferred tax expense........................................     (14,095)    (1,303)    (2,969)
                                                              ----------  ---------  ---------
                                                              $  (12,400) $   1,254  $   9,094
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

    Primary components of the Company's deferred tax assets and (liabilities) resulted from temporary tax differences associated with the following:

                                                                           YEAR ENDED OCTOBER 31,
                                                                          -------------------------
                                                                            1994             1995
                                                                          --------         --------
                                                                               (IN THOUSANDS)
Reserves and liabilities................................................  $ 10,660         $ 15,797
Employee benefits.......................................................     5,357            4,039
Tax credits.............................................................       751            --
Foreign tax loss carryforward...........................................     --               1,627
Restructuring accruals..................................................     4,863            --
                                                                          --------         --------
  Total deferred tax assets.............................................    21,631           21,463
                                                                          --------         --------
Depreciation and amortization...........................................    (4,110)          (1,412)
Retirement benefits.....................................................    (3,856)          (3,417)
                                                                          --------         --------
  Total deferred tax liabilities........................................    (7,966)          (4,829)
                                                                          --------         --------
                                                                          $ 13,665         $ 16,634
                                                                          --------         --------
                                                                          --------         --------

    A   valuation  allowance  was  not  required   due  to  the  nature  of  and
circumstances associated with the temporary tax differences.

    A reconciliation of the United States federal statutory income tax rate to the effective income tax rate was as follows:

                                                               1993      1994      1995
                                                               -----     -----     ----
U.S. statutory income tax rate..............................   (34.0)%   34.0 %    35.0%
State income taxes..........................................   (1.1 )     6.6      3.5
Foreign tax rates...........................................     .7       2.5      (1.5)
Foreign sales corporation...................................    (.8 )    (3.5 )    (1.7)
Tax settlement..............................................    --       (22.7)    --
Other, net..................................................    2.6      (2.7 )    (1.0)
                                                               -----     -----     ----
Effective income tax rate...................................   (32.6)%   14.2 %    34.3%
                                                               -----     -----     ----
                                                               -----     -----     ----

    No provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries, since such earnings have either been permanently reinvested or would be substantially offset by foreign tax credits.

7.  CONTINGENCIES
    In October 1995, the Company identified irregularities in the allocation of certain labor charges at Armtec, and promptly disclosed these irregularities to the Department of Defense. Armtec applied for admittance to the Department of Defense Voluntary Disclosure Program but has not yet been advised regarding its admittance to the Program. The outside attorneys and governmental contracting consultant that were retained by the Company to assist in this matter are continuing their internal investigation. At this stage of the investigation, management believes that the eventual outcome of this issue will not have a material adverse effect on the financial position or future operating results of the Company.

    The Company has various lawsuits and claims, both offensive and defensive, and contingent liabilities arising from the conduct of business, including those associated with government contracting activities, none of which, in the opinion of management, is expected to have a material effect on the Company's financial position or results of operations. Liabilities have been accrued for environmental remediation costs expected to be incurred in the disposition of manufacturing facilities. No provision has been recorded for environmental remediation costs which could result from changes in laws or other circumstances currently not contemplated by the Company.

8.  OPERATING LEASES
    Net  rental  expense   for  operating  leases   amounted  to   approximately
$3,241,000, $3,170,000 and $3,103,000 in 1993, 1994 and 1995, respectively.

    The Company's rental commitments for noncancelable operating leases with a duration in excess of one year are as follows:

                                                              (IN THOUSANDS)
1996........................................................  $       2,739
1997........................................................          2,413
1998........................................................          2,375
1999........................................................          2,118
2000........................................................          1,926
2001 and thereafter.........................................          1,449
                                                                    -------
                                                              $      13,020
                                                                    -------
                                                                    -------

9.  STOCK OPTION PLANS
    At October 31, 1995, the Company had 973,250 shares of common stock reserved for issuance to officers, directors and key employees under its stock option plans, of which 218,625 shares were available for future grant. Options granted under the plans are exercisable over a period of four years following the date of grant and expire not later than the tenth anniversary of the grant. The option exercise prices are equal to the fair market value of the Company's common stock on the date of grant.

    The following summarizes the changes in outstanding options granted under the Company's stock option plans:

                                                                               OPTION PRICES
                                                                     SHARES      PER SHARE
                                                                   ----------  --------------
Balance -- October 31, 1992......................................     911,625  $   8.00-11.25
    Granted......................................................     117,500      7.63- 9.38
    Canceled.....................................................     (25,625)     8.00-11.25
    Exercised....................................................     (25,000)           8.00
                                                                   ----------  --------------
Balance -- October 31, 1993......................................     978,500      7.63-11.25
    Granted......................................................     119,000      7.38- 9.88
    Canceled.....................................................     (54,000)     7.38-11.25
    Exercised....................................................      (5,000)           9.00
                                                                   ----------  --------------
Balance -- October 31, 1994......................................   1,038,500      7.38-11.25
    Granted......................................................     105,000     12.88-17.75
    Cancelled....................................................      (7,500)     7.38-11.25
    Exercised....................................................    (381,375)     7.38- 9.50
                                                                   ----------  --------------
Balance -- October 31, 1995......................................     754,625  $   7.38-17.75
                                                                   ----------  --------------
                                                                   ----------  --------------
Exercisable at October 31, 1995..................................     470,375  $   7.38-11.25
                                                                   ----------  --------------
                                                                   ----------  --------------

10. CAPITAL STOCK
    The authorized capital stock of the Company consists of 500,000 shares of preferred stock, including 25,000 shares ($100 par value) and 475,000 shares ($1.00 par value) issuable in series, and 30,000,000 shares of common stock ($.20 par value). At October 31, 1995, there were no shares of preferred stock outstanding, 973,250 shares of common stock were reserved for issuance under the Company's stock option plans.

    On December 9, 1992, the Board of Directors adopted a Stockholder Rights Plan providing for the distribution of one Preferred Stock Purchase Right for each share of common stock held on December 23, 1992. Each Right entitles the holder to purchase one-one hundredth of a share of Series A Serial Preferred Stock at an exercise price of $56. The Rights expire December 23, 2002.

    The Rights will be exercisable and transferrable apart from the common stock only if a person or group acquires beneficial ownership of 10% or more of the Company's common stock or commences a tender offer or exchange offer which would result in a person or group beneficially owning 10% or more of the Company's common stock. The Rights will be redeemable by the Company for $.01 each at any time prior to the tenth day after an announcement that a person or group beneficially owns 10% or more of the common stock.

    Upon the occurrence of certain events, the holder of a Right can purchase, for the then current exercise price of the Right, shares of common stock of the Company (or under certain circumstances, as determined by the Board of Directors, cash, other securities or property) having a value of twice the Right's exercise price. Upon the occurrence of certain other events, the holder of each Right would be entitled to purchase, at the exercise price of the Right, shares of common stock of a corporation or other entity acquiring the Company or engaging in certain transactions involving the Company, that has a market value of twice the Right's exercise price.

11. RESTRUCTURING PROVISION
    In the fourth quarter of 1993, the Company recorded a $40.6 million restructuring charge ($27.2 million net of income tax effect), based on management's estimates of the effects of the contemplated actions. The provision provided for sale or shutdown of certain small operating companies, employees' severance, write-off of intangible assets, anticipated losses on the sale of vacant facilities and product lines and consolidation of facilities and product lines for increased efficiency. The charges reduced 1993 earnings per share by $4.14.

    During the third quarter of fiscal 1995, several remaining restructuring actions were completed. The restructuring plan was comprehensively reviewed and the total restructuring costs were lowered to $38.5 million. As a result, the Company took a restructuring credit in the third quarter of fiscal 1995 of $2.1 million ($1.4 million, or $.20 per share, net of income tax), or approximately 5% of the original charge. The Company believes the restructuring action is now substantially complete.

12. BUSINESS SEGMENT INFORMATION
    Details of the Company's operations by business segment for the years ended October 31 were as follows:

                                                                        1993        1994        1995
                                                                     ----------  ----------  ----------
                                                                               (IN THOUSANDS)
Net Sales
  Automation.......................................................  $   94,460  $  108,642  $  156,116
  Aerospace and Defense............................................      99,071      93,370      98,027
  Instrumentation..................................................      91,621      92,032      97,754
                                                                     ----------  ----------  ----------
                                                                        285,152  $  294,044  $  351,897
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------
Earnings (Loss) Before Income Taxes
  Automation.......................................................  $    7,887  $   11,913  $   24,215
  Aerospace and Defense............................................       7,259       9,809       6,493
  Instrumentation..................................................         935       1,537       6,627
                                                                     ----------  ----------  ----------
    Operating Earnings.............................................      16,081      23,259      37,335
                                                                     ----------  ----------  ----------
  Corporate expense................................................      (7,166)     (8,457)     (8,485)
  Restructuring (provision) credit.................................     (40,626)     --           2,067
  Interest income..................................................         122         113       1,156
  Interest expense.................................................      (6,446)     (6,098)     (5,598)
                                                                     ----------  ----------  ----------
                                                                     $  (38,035) $    8,817  $   26,475
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------
Identifiable Assets
  Automation.......................................................  $   41,752  $   49,540  $   57,849
  Aerospace and Defense............................................      77,419      76,681      68,785
  Instrumentation..................................................      55,744      49,822      45,412
  Corporate (1)....................................................      30,757      41,481      53,668
                                                                     ----------  ----------  ----------
                                                                     $  205,672  $  217,524  $  225,714
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------
Capital Expenditures
  Automation.......................................................  $    2,402  $    4,214  $    5,848
  Aerospace and Defense............................................       4,125       3,158       2,750
  Instrumentation..................................................       2,935       3,847       2,833
  Corporate........................................................          94          69          30
                                                                     ----------  ----------  ----------
                                                                     $    9,556  $   11,288  $   11,461
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------
Depreciation and Amortization
  Automation.......................................................  $    3,982  $    3,546  $    4,388
  Aerospace and Defense............................................       7,829       6,128       6,002
  Instrumentation..................................................       7,158       6,257       5,754
  Corporate........................................................         290         483         455
                                                                     ----------  ----------  ----------
                                                                     $   19,259  $   16,414  $   16,599
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------

------------------------
(1) Primarily cash, net deferred tax assets (See Note 6), and prepaid pension expense (See Note 5).

    The   Company's  principal  foreign   operations  consist  of  manufacturing
facilities located in France, Spain, Mexico and Italy, and include sales and service operations located in England, Germany, Japan and France.

    Details of the Company's operations by geographic area for the years ended October 31 were as follows:

                                                                1993      1994      1995
                                                              --------  --------  --------
                                                                     (IN THOUSANDS)
SALES
  Domestic
    Unaffiliated customers -- U.S...........................  $195,808  $203,010  $227,810
    Unaffiliated customers -- export........................    33,163    34,248    61,051
    Intercompany............................................     4,163     6,231    11,132
                                                              --------  --------  --------
                                                              $233,134  $243,489  $299,993
                                                              --------  --------  --------
  Foreign
    Unaffiliated customers..................................  $ 56,181  $ 56,786  $ 63,036
    Intercompany............................................        29       628     1,073
                                                              --------  --------  --------
                                                              $ 56,210  $ 57,414  $ 64,109
                                                              --------  --------  --------
    Eliminations............................................  $ (4,192) $ (6,859) $(12,205)
                                                              --------  --------  --------
  Net Sales.................................................  $285,152  $294,044  $351,897
                                                              --------  --------  --------
                                                              --------  --------  --------
OPERATING EARNINGS (1)
  Domestic..................................................  $ 13,042  $ 20,449  $ 38,238
  Foreign...................................................     2,833     2,994       (80)
  Eliminations..............................................       206      (184)     (823)
                                                              --------  --------  --------
                                                              $ 16,081  $ 23,259  $ 37,335
                                                              --------  --------  --------
                                                              --------  --------  --------
IDENTIFIABLE ASSETS (2)
  Domestic..................................................  $142,644  $133,200  $134,897
  Foreign...................................................    33,604    42,843    37,149
                                                              --------  --------  --------
                                                              $176,248  $176,043  $172,046
                                                              --------  --------  --------
                                                              --------  --------  --------

------------------------
(1) Before restructuring (provision) credit, shown on page F-15.

(2) Excludes Corporate, shown on page F-15.

    The above sales are based upon geographic origin of sale. Intercompany sales are made at selling prices comparable to those to unaffiliated customers. Sales to any single customer or government entity did not exceed 10% of consolidated sales. Operating earnings are net sales less operating expenses.

    Product lines contributing more than 10% of total sales in any of the years ended October 31 were as follows:

                                                               YEAR ENDED OCTOBER 31,
                                                              ------------------------
                                                              1993      1994      1995
                                                              ----      ----      ----
Printed circuit board drilling equipment....................   16%       18%       26%
Gauge products..............................................   13%       13%       12%

13. QUARTERLY FINANCIAL DATA (UNAUDITED)
    The following is a summary of unaudited quarterly financial information:

                                                               FIRST   SECOND    THIRD    FOURTH
                                                              -------  -------  -------  --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                                           AMOUNTS)
YEAR ENDED OCTOBER 31, 1994
Net sales...................................................  $57,872  $70,867  $71,676  $ 93,629
Gross margin................................................   21,725   27,867   28,496    37,559
Net earnings (loss).........................................     (404)   1,154    1,515     5,298(1)
Net earnings (loss) per share...............................  $  (.06) $   .18  $   .23  $    .80(1)
YEAR ENDED OCTOBER 31, 1995
Net sales...................................................  $83,332  $84,812  $87,318  $ 96,435
Gross margin................................................   33,394   34,593   36,034    37,042
Net earnings................................................    2,198    3,051    6,589(2)    5,543
Net earnings per share......................................  $   .32  $   .44  $   .93(2) $    .84

------------------------
(1) Net earnings in the fourth quarter of 1994 reflect a $2.0 million or $.30 per share, tax benefit recorded as a result of a settlement with the Internal Revenue Service. Without the credit, net earnings would have been $3.3 million or $.50 per share.

(2) Net earnings in the third quarter of 1995 reflect nonrecurring items including a pre-tax restructuring credit of $2.1 million, or $.20 per share on an after-tax basis, and a pre-tax patent infringement settlement credit of $1.3 million, or $.12 per share on an after-tax basis. Without these credits, net earnings would have been $4.2 million, or $.61 per share.

              ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)
                FOR YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                                                       DEDUCTION FOR
                                                              BALANCE AT   ADDITIONS    PURPOSE FOR    BALANCE
                                                              BEGINNING     CHARGED    WHICH RESERVE   AT END
DESCRIPTION                                                    OF YEAR     TO INCOME    WAS CREATED    OF YEAR
------------------------------------------------------------  ----------   ---------   -------------   -------
Reserve for doubtful accounts receivable....................

YEAR ENDED OCTOBER 31
------------------------------------------------------------
1995........................................................    $2,201      $2,095        $  (179)     $ 4,117
                                                              ----------   ---------   -------------   -------
                                                              ----------   ---------   -------------   -------
1994........................................................    $2,417      $  117        $  (333)     $ 2,201
                                                              ----------   ---------   -------------   -------
                                                              ----------   ---------   -------------   -------
1993........................................................    $2,314      $  668        $  (565)     $ 2,417
                                                              ----------   ---------   -------------   -------
                                                              ----------   ---------   -------------   -------
Restructuring reserves related to accounts receivable and
 inventory..................................................

YEAR ENDED OCTOBER 31
------------------------------------------------------------
1995........................................................    $3,546      $--           $(2,351)     $ 1,195
                                                              ----------   ---------   -------------   -------
                                                              ----------   ---------   -------------   -------
1994........................................................    $3,890      $--           $  (344)     $ 3,546
                                                              ----------   ---------   -------------   -------
                                                              ----------   ---------   -------------   -------
1993........................................................    $--         $3,890        $--          $ 3,890
                                                              ----------   ---------   -------------   -------
                                                              ----------   ---------   -------------   -------