Form 10-K405/A
period 1995-10-31
ESTERLINE TECHNOLOGIES CORP
filed 1996-01-22
CIK 33619

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------


                                  FORM 10-K/A


                                AMENDMENT NO. 1


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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__


    As of January 19, 1996, 6,658,560 shares of the Registrant's common stock were outstanding. The aggregate market value of such common stock held by
non-affiliates   at  such  date   (based  upon  the   closing  sale  price)  was
$125,606,637.


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


    In October 1995, the Company identified irregularities in the allocation of certain labor charges at Armtec, and promptly disclosed these irregularities to the Department of Defense. Armtec applied for admittance to the Department of Defense Voluntary Disclosure Program but has not yet been advised regarding its admittance to the Program. The outside attorneys and governmental contracting consultant that were retained by the Company to assist in this matter are continuing their internal investigation. At this stage of the investigation, management believes that the eventual outcome of this issue will not have a material adverse effect on the financial position or future operating results of the Company. However, no assurance can be given that Armtec will be admitted to the Program, or that Armtec will not be subject to fines, penalties, and/or administrative sanctions (which could include suspension and debarment from governmental contracting), which could have a material adverse effect on the Company's financial position or future operating results.


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


                                                                             YEAR ENDED OCTOBER 31,
                                                          -------------------------------------------------------------
                                                            1991       1992         1993         1994          1995
                                                          ---------  ---------  ------------  -----------  ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND EMPLOYEE DATA)
OPERATING RESULTS
Net sales...............................................  $ 350,934  $ 304,827  $ 285,152     $ 294,044    $ 351,897
Cost of sales...........................................    214,415    187,235    175,568       178,397      210,834
Selling, general and administrative expense.............    111,858    102,202    100,669       100,845      112,213
Restructuring provision (credit)........................     --         --         40,626(1)      --          (2,067)(2)
Interest expense, net...................................     12,709      7,246      6,324         5,985        4,442(3)
Earnings (loss) before income taxes.....................     11,952      8,144    (38,035)        8,817       26,475
Income tax expense (benefit)............................      4,637      3,050    (12,400)        1,254(4)     9,094
Net earnings (loss).....................................  $   7,315  $   5,094  $ (25,635)(1) $   7,563(4) $  17,381(2)
Net earnings (loss) per share...........................  $    1.12  $    0.76  $   (3.90)(1) $    1.15(4) $    2.53(2)
Weighted average numbers of shares outstanding..........      6,543      6,667      6,579         6,571        6,870

BUSINESS SEGMENT DATA
Net sales
  Automation............................................  $ 125,263  $  91,449  $  94,460     $ 108,642    $ 156,116
  Aerospace and Defense.................................    113,335    111,077     99,071        93,370       98,027
  Instrumentation.......................................    112,336    102,301     91,621        92,032       97,754

BALANCE SHEET DATA (AT PERIOD END)
Working capital.........................................  $  20,377  $  21,721  $   9,064     $   8,993    $  35,741
Total assets............................................    256,384    232,024    205,672       217,524      225,714
Total debt..............................................    109,302     81,784     74,486        62,360       50,294
Shareholders' equity....................................     77,377     82,622     55,323        65,491       83,706

OTHER DATA
Gross margin percentage.................................       38.9%      38.6%      38.4%         39.3%        40.1%
Research, development and related engineering costs as a
 percentage of sales (5)................................        4.7%       4.4%       4.9%          4.7%         4.7%
Total number of employees (at period end)...............      3,499      3,109      2,809         2,804        2,849


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL


    The Company consists of 12 individual businesses divided into three operating business segments: Automation, Aerospace/Defense, and Instrumentation. These three operating business segments consist of six principal businesses. The Automation Group's principal businesses are Excellon and Whitney. The Aerospace/Defense Group's principal businesses are Armtec and Auxitrol. The Instrumentation Group's principal businesses are Federal and Korry. These six principal businesses of Esterline generated approximately 78% and 82% of the Company's net sales and 89% and 83% of operating earnings in fiscal 1994 and 1995, respectively.


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


    In the fourth quarter of fiscal 1993, the Company recorded a $40.6 million restructuring charge ($27.2 million, or $4.14 per share, net of income tax effect). The restructuring plan provided for the sale or shutdown of certain small operations, the write-off of intangible assets, anticipated losses on the sale of vacant facilities and product lines, employees' severance and consolidation of facilities and product lines for increased efficiency. The objective of the plan was to strengthen the Company for long-term growth and to permit management to focus on operations with strong market positions. The estimated costs represented the Company's best assessment of the plan, although the Company expected that some cost elements of the original plan could change. During the third quarter of fiscal 1995, several remaining restructuring actions were completed and the Company comprehensively reviewed all of the actions as they were originally contemplated. Asset accounts, including intangibles and accrued liabilities associated with the plan, were adjusted such that the total restructuring costs were lowered to $38.5 million. As a result, the Company took a restructuring credit in the third quarter of fiscal 1995 of $2.1 million ($1.4 million, or $.20 per share, net of income tax), or approximately 5% of the original charge. No other amounts related to the restructuring plan were charged or credited to earnings since the inception of the plan. Cash impacts of actions taken during this period were not significant nor materially different than originally anticipated. The Company's restructuring action is now substantially complete.


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

RESULTS OF OPERATIONS

  YEAR ENDED OCTOBER 31, 1995 COMPARED TO YEAR ENDED OCTOBER 31, 1994


    Net sales in 1995 were $351.9 million compared with $294 million in 1994. The sales improvement was primarily attributable to the Automation Group, where sales increased $47.5 million, or 44%, to $156.1 million. The Automation Group benefited from a strong market for automated manufacturing equipment, particularly at Excellon where the growing capacity requirements of circuit board manufacturers and the proliferation of increasingly smaller holes is helping to drive replacement of older drilling machines. Sales in the Company's two other groups, Aerospace/Defense and Instrumentation, also improved in 1995. In the Aerospace/Defense Group, sales for 1995 were $98 million, compared with $93.4 million in the prior year.

This increase was primarily due to a strengthening in the aerospace markets. Instrumentation Group sales for 1995 were $97.8 million, versus $92 million in 1994. This increase was primarily a result of new product introductions and expanded sales efforts at Federal. Including export sales by domestic operations, sales to foreign buyers totaled $124.1 million and $91 million in 1995 and 1994, respectively and accounted for 35% and 31% of the Company's total sales in each year, respectively.



    Cost of sales increased to $210.8 million in 1995 from $178.4 million in the prior year primarily due to the increased sales volume discussed above. Gross margin as a percentage of sales improved slightly to 40% in 1995 from 39% in 1994 primarily due to the operating leverage of increased sales in all three groups. Gross margin percentages by business segment increased in 1995 in both the Automation and Instrumentation Groups, and declined in the Aerospace/Defense Group. This latter decline was due to a decrease in sales at a partially owned Russian distributorship and expenses related to the Armtec investigation. By group, gross margins ranged from 39% to 41% in 1995, compared with 39% to 42% in the prior year.


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


    Operating earnings (excluding corporate expenses and the restructuring credit) increased from $23.3 million in 1994 to $37.3 million in 1995. The improvement was primarily attributable to the Automation Group where earnings more than doubled to $24.2 million in 1995 from $11.9 million in 1994. The Automation Group's earnings improvement is due to the operating leverage of increased sales. The earnings of the Instrumentation Group also increased sharply from $1.5 million to $6.6 million due to favorable product mix of sales and receipt of a patent infringement settlement of $1.3 million. The Aerospace/Defense Group's earnings decreased to $6.5 million in 1995 from $9.8 million in the prior year. This decrease was primarily due to the above referenced decline in gross margins.


    Interest income for 1995 was $1.2 million compared with $0.1 million in 1994 due to increases in cash and equivalents which were generated primarily from operations.

    Interest expense for 1995 was $5.6 million compared with $6.1 million in 1994 due primarily to reduced debt levels.


    The effective income tax rate for 1995 was 34% compared with 14% in 1994. The low effective 1994 rate was primarily due to a $2.0 million benefit recorded in 1994 from a settlement with the Internal Revenue Service of audits of certain federal income tax returns.



    Net earnings for 1995, were $17.4 million, or $2.53 per share, compared with net earnings of $7.6 million, or $1.15 per share in the prior year period. Earnings in the current year period include $.20 per share and $.12 per share, respectively, from the restructuring credit and patent infringement settlement discussed above.



    Orders for 1995, were $358.3 million, compared with $319.4 million a year earlier. The increase was primarily attributable to the Automation Group and its improved markets as discussed above. Backlog at October 31, 1995 was $103.2 million, compared with $96.8 million a year earlier. Approximately $11.9 million of Companywide backlog was scheduled to be delivered after 1996. Orders in backlog are subject to cancellation.


  YEAR ENDED OCTOBER 31, 1994 COMPARED TO YEAR ENDED OCTOBER 31, 1993

    Net sales in 1994 were $294.0 million, compared with $285.2 million in 1993. The 1994 sales improvement was attributable to the Automation Group, where sales increased $14.2 million or 15% to $108.6 million. Strengthening of domestic markets coupled with strong customer acceptance of newer products, principally at Excellon, contributed to the sales growth. This sales increase in the Automation Group was primarily attributable to sales increases at Excellon and at Whitney. Instrumentation Group sales stabilized and were virtually level with the prior year at $92.0 million, while sales in the Aerospace/Defense Group decreased $5.7 million or 6% to $93.4 million. The sale of Republic Electronics Co. in the second quarter of 1994 accounted for approximately two-thirds of this decrease. Including export sales by domestic operations, sales to foreign buyers totaled $91.0 million and $89.3 million in 1994 and 1993, respectively, and accounted for 31% of the Company's total sales in each year.


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


    Orders for the year ended October 31, 1994 totaled $319.0 million, up more than 20% from the prior year. Companywide backlog at the end of 1994 was $97.0 million compared with $74.0 million a year earlier. The increases were primarily attributable to the Automation Group, where year end backlog levels of $30.0 million were more than triple the prior year amount, reflecting strengthening markets and the introduction of new products in 1993. Backlog at the Company's two other groups were relatively consistent with prior year levels. Approximately $11.0 million of 1994's Companywide backlog was scheduled to be shipped after fiscal 1995. Orders in backlog are subject to cancellation.


LIQUIDITY AND CAPITAL RESOURCES

    Total debt at October 31, 1995 was $50.3 million, $12.1 million less than at October 31, 1994. This debt reduction primarily reflects early redemption of $20.0 million principal amount of 8.25% Convertible

Debentures which was effected in May 1995 using available cash. Cash and equivalents on hand at October 31, 1995 totalled $22.1 million, an increase of $13.0 million from October 31, 1994. Working capital increased to $35.7 million at October 31, 1995 from $9.0 million at October 31, 1994 primarily due to cash generated from operations, and to reductions in accrued liabilities related to the 1993 restructuring.


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


    Capital expenditures, consisting primarily of machinery, equipment and computers, are anticipated to be approximately $18.0 million during fiscal 1996, compared with $11.5 million in fiscal 1995. In addition, the Company is required to prepay $5.7 million principal amount of the Senior Notes on July 30, 1996 and each year thereafter until the Senior Notes mature on July 30, 2002. Management believes cash on hand, funds generated from operations, and available bank credit lines of approximately $37.9 million will adequately service cash requirements through fiscal 1996.


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


    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. This Statement defines and prescribes a fair value based method of accounting for stock-based compensation plans in which compensation cost is computed at the option grant date and expensed over a service period. While full adoption of this statement is encouraged, companies will be permitted to continue accounting for stock-based compensation under the current guidance of APB Opinion No. 25; provided that certain pro forma disclosures of the impact of full implementation are made. The Company does not plan to adopt the accounting provisions of this standard and accordingly will continue applying the provisions of APB Opinion No. 25.



    In December 1994, the American Institute of Certified Public Accountants issued Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," which is effective for fiscal years ending after December 15, 1995. This Statement of Position requires additional disclosures about certain risks and uncertainties relating to the nature of operations, the use of estimates, and vulnerability due to certain concentrations. The adoption of this Statement of Position is not expected to have any material impact on the consolidated financial statements of the Company.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)(1)  FINANCIAL STATEMENTS.

    The following consolidated financial statements, together with the report thereon of Deloitte & Touche LLP, dated December 11, 1995, are hereby filed as part of this Report.

                                                                    PAGE
                                                                   NUMBER
                                                                   ------
Report of Independent Auditors...................................    F-2
Consolidated Statement of Operations--Years ended
 October 31, 1995, 1994 and 1993.................................    F-3
Consolidated Balance Sheet--October 31, 1995 and 1994............    F-4
Consolidated Statement of Cash Flows--Years ended
 October 31, 1995, 1994 and 1993.................................    F-5
Consolidated Statement of Shareholders' Equity--Years ended
 October 31, 1995, 1994 and 1993.................................    F-6
Notes to Consolidated Financial Statements.......................    F-7


  (A)(2)  FINANCIAL STATEMENT SCHEDULE.


    The following additional financial data should be read in conjunction with the consolidated financial statements filed herein.

    Schedule VIII--Valuation and Qualifying Accounts and Reserves

  (A)(3)  EXHIBITS.

EXHIBIT
NUMBER                                   EXHIBIT
-------    --------------------------------------------------------------------
3.1        Composite Restated Certificate of Incorporation of the Company as
            amended by Certificate of Amendment dated March 14, 1990.
            (Incorporated by reference to Exhibit 19 to 10-Q Report for the quarter ended June 31, 1990.)
3.2        By-laws of the Company, as amended and restated December 15, 1988.
            (Incorporated by reference to Exhibit 3.2 to 10-K Report for the fiscal year ended October 31, 1988.)
4.1        Form of Rights Agreement, dated as of December 9, 1992, between the
            Company and Chemical Bank, which includes as Exhibit A thereto the form of Certificate of Designation, Preferences and Rights of
            Series A Serial Preferred Stock and as Exhibit B thereto the form of Rights Certificate (Incorporated by reference to Exhibit 1 to the Registration Statement to Form 8-A filed December 17, 1992.)
10.1       Amendment of Lease and Agreement, dated March 11, 1959, between the
            City of Torrance, California, and Longren Aircraft Company, Inc.,
            as original lessee; Lease, dated July 1, 1959, between the City of
            Torrance and Aeronca Manufacturing Corporation, as original lessee;
            and Assignment of Ground Lease, dated September 26, 1985, from
            Robert G. Harris, as successor Lessee under the foregoing leases, to Excellon Industries, Inc., relating to principal manufacturing facility of Excellon at 24751 Crenshaw Boulevard, Torrance,
            California. (Incorporated by reference to Exhibit 10.1 to 10-K
            Report for fiscal year ended October 31, 1986.)
10.4       Industrial Lease dated July 17, 1984 between 901 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10,
            1985, Second Amendment to Lease dated June 20, 1986, Third
            Amendment to Lease dated September 1, 1987, and Notification of
            Option Exercise dated January 7, 1991, relating to the
            manufacturing

EXHIBIT
NUMBER                                   EXHIBIT
-------    --------------------------------------------------------------------
            facility of Korry Electronics at 901 Dexter Avenue N., Seattle,
            Washington. (Incorporated by reference to Exhibit 10.4 to 10-K
            Report for the fiscal year ended October 31, 1991.)
10.4a      Fourth Amendment dated July 27, 1994 to Industrial Lease dated July
            17, 1984 between Houg Family Partnership, as successor to 901
            Dexter Associates, and Korry Electronics Co. (Incorporated by
            reference to Exhibit 10.4a to 10-K Report for the fiscal year ended
            October 31, 1994).
10.5       Industrial Lease dated July 17, 1984 between 801 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10,
            1985, Second Amendment to Lease dated June 20, 1986, Third
            Amendment to Lease dated September 1, 1987, and Notification of
            Option Exercise dated January 7, 1991, relating to the
            manufacturing facility of Korry Electronics at 801 Dexter Avenue
            N., Seattle Washington. (Incorporated by reference to Exhibit 10.5 to 10-K Report for the fiscal year ended October 31, 1991.)
10.5a      Fourth Amendment dated March 28, 1994 to Industrial Lease dated July
            17, 1984 between Michael Maloney and the Bancroft & Maloney general partnership, as successor to 801 Dexter Associates, and Korry
            Electronics Co. (Incorporated by reference to Exhibit 10.5a to 10-K
            Report for the fiscal year ended October 31, 1994).
10.7       Amended and Restated Credit Agreement executed as of January 91 dated and effective as of September 18, 1989 between Esterline
            Corporation, certain of its subsidiaries, various financial institutions and Continental Bank N.A. as Agent. (Incorporated by
            reference to Exhibit 10.7 to 10-K Report for the fiscal year ended
            October 31, 1990.)
10.8       Amendment, dated as of August 6, 1992, among Esterline Technologies
            Corporation, certain of its subsidiaries, various financial institutions and Continental Bank N.A., as agent, to that certain
            Amended and Restated Credit Agreement, executed as of January 25,
            1991 and dated and effective as of September 18, 1989, among
            Esterline Corporation, certain of its subsidiaries, certain financial institutions and Continental Bank N.A., as agent.
            (Incorporated by reference to Exhibit 10.8 to 10-Q Report for the quarter ended July 31, 1992.)
10.8a      Amendment, dated as of October 31, 1993, among Esterline
            Technologies Corporation, certain of its subsidiaries, various financial institutions and Continental Bank N.A., as agent, to that certain Amended and Restated Credit Agreement, executed as of
            January 25, 1991 and dated and effective as of September 18, 1989 and amended August 6, 1992, among Esterline Corporation, certain of its subsidiaries, certain financial institutions and Continental
            Bank N.A., as agent. (Incorporated by reference to Exhibit 10.8a to
            10-K Report for the fiscal year ended October 31, 1993.)
10.9       Note Agreement, dated as of July 15, 1992, among Esterline
            Technologies Corporation, certain of its subsidiaries, The
            Northwestern Mutual Life Insurance Company and New England Mutual
            Life Insurance Company relating to 8.75% Senior Notes due July 30,
            2002 of Esterline Technologies Corporation and certain of its subsidiaries. (Incorporated by reference to Exhibit 10.9 to 10-Q
            Report for the quarter ended July 31, 1992.)
10.9a      Amendment to Note Agreement, executed as of October 31, 1993, to that certain Note Agreement, dated and effective as of July 15,
            1992, among Esterline Technologies Corporation, certain of its subsidiaries, The Northwestern Mutual Life Insurance Company and
            New England Mutual Life Insurance Company relating to 8.75% Senior
            Notes due July 30, 2002 of Esterline Technologies Corporation and
            certain of its subsidiaries. (Incorporated by reference to Exhibit
            10.9a to 10-K Report for the fiscal year ended October 31, 1993.)

EXHIBIT                                  EXHIBIT
NUMBER                                      -
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


                MANAGEMENT CONTRACTS OR COMPENSATORY PLANS OR ARRANGEMENTS
           --------------------------------------------------------------------
10.13      Amended and Restated 1987 Stock Option Plan. (Incorporated by
            reference to Exhibit 10.13 to 10-Q Report for the quarter ended
            January 31, 1992.)

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

  (B)  REPORTS ON FORM 8-K.

    1. Report on Form 8-K, dated October 18, 1995 reporting the suspension of the Company's Public Offering.

                                   SIGNATURES



    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.


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


Dated: January 22, 1996



    Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                     Director, Chairman,
      /s/ WENDELL P. HURLBUT          President and Chief
-----------------------------------   Executive Officer         January 22, 1996
       (Wendell P. Hurlbut)           (Principal Executive
                                      Officer)

                                     Executive Vice President
                                      and Chief Financial
      /s/ ROBERT W. STEVENSON         Officer, Secretary and
-----------------------------------   Treasurer (Principal      January 22, 1996
       (Robert W. Stevenson)          Financial and Accounting
                                      Officer)

      /s/ GILBERT W. ANDERSON
-----------------------------------  Director                   January 22, 1996
       (Gilbert W. Anderson)

       /s/ JOHN F. CLEARMAN
-----------------------------------  Director                   January 22, 1996
        (John F. Clearman)

       /s/ EDWIN I. COLODNY
-----------------------------------  Director                   January 22, 1996
        (Edwin I. Colodny)

         /s/ E. JOHN FINN
-----------------------------------  Director                   January 22, 1996
          (E. John Finn)

     /s/ ROBERT F. GOLDHAMMER
-----------------------------------  Director                   January 22, 1996
      (Robert F. Goldhammer)

        /s/ JEROME J. MEYER
-----------------------------------  Director                   January 22, 1996
         (Jerome J. Meyer)

       /s/ PAUL G. SCHLOEMER
-----------------------------------  Director                   January 22, 1996
        (Paul G. Schloemer)

      /s/ MALCOLM T. STAMPER
-----------------------------------  Director                   January 22, 1996
       (Malcolm T. Stamper)

                         INDEX TO FINANCIAL STATEMENTS


                                                                                  PAGE
                                                                                  ----
Independent Auditors' Report....................................................  F-2
Consolidated Statement of Operations for the years ended October 31, 1993, 1994 and 1995.......................................................................  F-3
Consolidated Balance Sheet as of October 31, 1994 and 1995......................  F-4
Consolidated Statement of Cash Flows for the years ended October 31, 1993, 1994 and 1995.......................................................................  F-5
Consolidated Statement of Shareholders' Equity for the years ended October 31,
 1993, 1994 and 1995............................................................  F-6
Notes to Consolidated Financial Statements......................................  F-7

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and the Board of Directors
Esterline Technologies Corporation
Bellevue, Washington


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

DELOITTE & TOUCHE LLP

Seattle, Washington
December 11, 1995

                      CONSOLIDATED STATEMENT OF OPERATIONS


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

                 See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEET
                                     ASSETS


                                                                             OCTOBER 31,
                                                                        ---------------------
                                                                          1994        1995
                                                                        ---------   ---------
                                                                           (IN THOUSANDS)
Current Assets
  Cash and equivalents................................................  $  9,076    $  22,097
  Accounts receivable, net of allowances of $2,201 and $4,117 for
   doubtful accounts..................................................    63,685       63,825
  Inventories.........................................................    31,673       39,963
  Deferred income taxes...............................................    13,002       14,122
  Prepaid expenses....................................................     1,876        2,199
                                                                        ---------   ---------
    Total Current Assets..............................................   119,312      142,206
Property, Plant and Equipment
  Land................................................................     3,901        3,913
  Buildings...........................................................    43,137       43,669
  Machinery and equipment.............................................    98,635       99,076
                                                                        ---------   ---------
                                                                         145,673      146,658
  Accumulated depreciation............................................    94,070       97,426
                                                                        ---------   ---------
                                                                          51,603       49,232
Intangibles, net and Other Assets.....................................    46,609       34,276
                                                                        ---------   ---------
    Total Assets......................................................  $217,524    $ 225,714
                                                                        ---------   ---------
                                                                        ---------   ---------

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable....................................................  $ 18,927    $  23,143
  Accrued liabilities.................................................    69,426       66,363
  Credit facilities...................................................        58        7,721
  Current maturities of long-term debt................................    20,588        7,030
  Federal and foreign income taxes....................................     1,320        2,208
                                                                        ---------   ---------
    Total Current Liabilities.........................................   110,319      106,465
Long-Term Debt, net of current maturities.............................    41,714       35,543
Commitments and Contingencies (Notes 7 and 8)
Shareholders' Equity
  Common stock, par value $.20 per share, authorized 30,000,000 shares
   issued and outstanding 6,513,057 and 6,645,780 shares..............     1,302        1,328
  Capital in excess of par value......................................    10,482       10,390
  Retained earnings...................................................    54,951       72,332
  Cumulative translation adjustment...................................    (1,244)        (344)
                                                                        ---------   ---------
    Total Shareholders' Equity........................................    65,491       83,706
                                                                        ---------   ---------
    Total Liabilities and Shareholders' Equity........................  $217,524    $ 225,714
                                                                        ---------   ---------
                                                                        ---------   ---------

                 See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS


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

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


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


    RESEARCH, DEVELOPMENT AND RELATED ENGINEERING COSTS: Research, development and related engineering costs approximated $14,007,000, $13,711,000 and $16,638,000 in 1993, 1994 and 1995, respectively, and are generally expensed as incurred.



    PROPERTY, PLANT AND EQUIPMENT, AND DEPRECIATION: Property, plant and equipment is carried at cost and includes expenditures for major improvements which increase useful lives. Depreciation is provided generally on the straight-line method. For income tax purposes, depreciation is computed using various accelerated methods.



    INTANGIBLE ASSETS: Intangible assets arise primarily from business acquisitions and include intangibles and the cost of purchased businesses in excess of amounts assigned to tangible and intangible assets. Intangible assets are being amortized over estimated lives of up to 40 years.


    ASSET VALUATION:    The carrying  amount  of long-life  assets  is  reviewed
periodically. If the asset carrying amount is not recoverable, the asset is considered to be impaired and the value is adjusted.


    MANAGEMENT ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.


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


    CONCENTRATIONS OF CREDIT RISK: Concentrations of credit risk with respect to accounts receivable are generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographies. The Company performs ongoing credit evaluations of its customer's financial condition and, in certain circumstances, utilizes letters of credit and bank guarantees to minimize risk.

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

    The Company has a $35,000,000 unsecured line of credit with a group of banks. Alternative interest rates are available based on LIBOR, or the lead bank's prime rate, at the Company's option. There were no amounts borrowed under the line of credit as of October 31, 1994 and 1995.


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



    Letters of credit are considered borrowed funds under the Company's line of credit. Borrowing capacity under the credit line shown above was reduced by the outstanding letters of credit of approximately $7,093,000 at October 31, 1995.


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

    Pension expense consisted of the following:


                                                                   YEAR ENDED OCTOBER 31,
                                                              ---------------------------------
                                                                 1993       1994        1995
                                                              ----------  ---------  ----------
                                                                       (IN THOUSANDS)
Service cost-benefits earned during the year................  $    2,106  $   2,322  $    2,316
Interest cost on projected benefit obligation...............       4,248      4,457       4,698
Actual return on plan assets-investment gains...............     (10,467)    (2,827)    (13,189)
Net amortization and deferral...............................       4,487     (3,515)      7,292
                                                              ----------  ---------  ----------
Net pension expense.........................................  $      374  $     437  $    1,117
                                                              ----------  ---------  ----------
                                                              ----------  ---------  ----------


    Combined funded status of the plans was as follows:


                                                                              OCTOBER 31,
                                                                          --------------------
                                                                            1994       1995
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Plan assets at fair market value........................................  $  75,457  $  83,815
Projected benefit obligation for service rendered to date...............     60,836     62,223
                                                                          ---------  ---------
Plan assets in excess of projected benefit obligation...................     14,621     21,592
Unrecognized net (gain) loss............................................        552     (7,514)
Unrecognized net asset at November 1, 1985..............................     (2,887)    (2,406)
                                                                          ---------  ---------
Prepaid pension expense, included in other assets.......................  $  12,286  $  11,672
                                                                          ---------  ---------
                                                                          ---------  ---------
Actuarial present value of accumulated benefit obligation, including vested benefits of $51,489 and $51,716.................................  $  52,602  $  51,978
                                                                          ---------  ---------
                                                                          ---------  ---------



    The Company has a supplemental retirement plan for key executives providing for periodic payments upon retirement. The long-term liability under this plan was $1,549,000 and $2,046,000 as of October 31, 1994 and 1995, respectively.


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


    During 1994, the Internal Revenue Service completed an examination of certain federal income tax returns and reached agreement with the Company on various filing positions. As a result, the Company recorded a $2,000,000 tax benefit in the fourth quarter of 1994.

    Income tax expense (benefit) consisted of the following:


                                                                   YEAR ENDED OCTOBER 31,
                                                              --------------------------------
                                                                 1993       1994       1995
                                                              ----------  ---------  ---------
                                                                       (IN THOUSANDS)
Current.....................................................  $    1,695  $   2,557  $  12,063
Deferred....................................................     (14,095)    (1,303)    (2,969)
                                                              ----------  ---------  ---------
                                                              $  (12,400) $   1,254  $   9,094
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------



    Primary components of the Company's deferred tax assets and liabilities resulted from temporary tax differences associated with the following:


                                                                           YEAR ENDED OCTOBER 31,
                                                                          -------------------------
                                                                            1994             1995
                                                                          --------         --------
                                                                               (IN THOUSANDS)
Reserves and liabilities................................................  $ 10,660         $ 15,797
Employee benefits.......................................................     5,357            4,039
Tax credits.............................................................       751            --
Foreign tax loss carryforward...........................................     --               1,627
Restructuring accruals..................................................     4,863            --
                                                                          --------         --------
  Total deferred tax assets.............................................    21,631           21,463
                                                                          --------         --------
Depreciation and amortization...........................................    (4,110)          (1,412)
Retirement benefits.....................................................    (3,856)          (3,417)
                                                                          --------         --------
  Total deferred tax liabilities........................................    (7,966)          (4,829)
                                                                          --------         --------
                                                                          $ 13,665         $ 16,634
                                                                          --------         --------
                                                                          --------         --------

    A   valuation  allowance  was  not  required   due  to  the  nature  of  and
circumstances associated with the temporary tax differences.

    A reconciliation of the United States federal statutory income tax rate to the effective income tax rate was as follows:

                                                               1993      1994      1995
                                                               -----     -----     ----
U.S. statutory income tax rate..............................   (34.0)%   34.0 %    35.0%
State income taxes..........................................   (1.1 )     6.6      3.5
Foreign tax rates...........................................     .7       2.5      (1.5)
Foreign sales corporation...................................    (.8 )    (3.5 )    (1.7)
Tax settlement..............................................    --       (22.7)    --
Other, net..................................................    2.6      (2.7 )    (1.0)
                                                               -----     -----     ----
Effective income tax rate...................................   (32.6)%   14.2 %    34.3%
                                                               -----     -----     ----
                                                               -----     -----     ----

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

11. RESTRUCTURING PROVISION

    In the fourth quarter of 1993, the Company recorded a $40.6 million restructuring charge ($27.2 million net of income tax effect), based on management's estimate of the effects of the contemplated actions. The provision provided for sale or shutdown of certain small operating companies, employees' severance, write-off of intangible assets, anticipated losses on the sale of vacant facilities and product lines, and consolidation of facilities and product lines for increased efficiency. The charges reduced 1993 earnings per share by $4.14.


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

    Details of the Company's operations by geographic area for the years ended October 31 were as follows:


                                                                1993      1994      1995
                                                              --------  --------  --------
                                                                     (IN THOUSANDS)
SALES
  Domestic
    Unaffiliated customers -- U.S...........................  $195,808  $203,010  $227,810
    Unaffiliated customers -- export........................    33,163    34,248    61,051
    Intercompany............................................     4,163     6,231    11,132
                                                              --------  --------  --------
                                                              $233,134  $243,489  $299,993
                                                              --------  --------  --------
  Foreign
    Unaffiliated customers..................................  $ 56,181  $ 56,786  $ 63,036
    Intercompany............................................        29       628     1,073
                                                              --------  --------  --------
                                                              $ 56,210  $ 57,414  $ 64,109
                                                              --------  --------  --------
  Eliminations..............................................  $ (4,192) $ (6,859) $(12,205)
                                                              --------  --------  --------
  Net Sales.................................................  $285,152  $294,044  $351,897
                                                              --------  --------  --------
                                                              --------  --------  --------
OPERATING EARNINGS (LOSS) (1)
  Domestic..................................................  $ 13,042  $ 20,449  $ 38,238
  Foreign...................................................     2,833     2,994       (80)
  Eliminations..............................................       206      (184)     (823)
                                                              --------  --------  --------
                                                              $ 16,081  $ 23,259  $ 37,335
                                                              --------  --------  --------
                                                              --------  --------  --------
IDENTIFIABLE ASSETS (2)
  Domestic..................................................  $142,644  $133,200  $134,897
  Foreign...................................................    33,604    42,843    37,149
                                                              --------  --------  --------
                                                              $176,248  $176,043  $172,046
                                                              --------  --------  --------
                                                              --------  --------  --------


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

    Product lines contributing more than 10% of total sales in any of the years ended October 31 were as follows:


                                                              1993      1994      1995
                                                              ----      ----      ----
Printed circuit board drilling equipment....................   16%       18%       26%
Gauge products..............................................   13%       13%       12%


13. QUARTERLY FINANCIAL DATA (UNAUDITED)
    The following is a summary of unaudited quarterly financial information:

                                                               FIRST        SECOND       THIRD        FOURTH
                                                              --------     --------     --------     ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED OCTOBER 31, 1994
Net sales...................................................  $ 57,872     $ 70,867     $ 71,676     $  93,629
Gross margin................................................    21,725       27,867       28,496        37,559
Net earnings (loss).........................................      (404)       1,154        1,515         5,298(1)
Net earnings (loss) per share...............................  $   (.06)    $    .18     $    .23     $     .80(1)
YEAR ENDED OCTOBER 31, 1995
Net sales...................................................  $ 83,332     $ 84,812     $ 87,318     $  96,435
Gross margin................................................    33,394       34,593       36,034        37,042
Net earnings................................................     2,198        3,051        6,589(2)      5,543
Net earnings per share......................................  $    .32     $    .44     $    .93(2)  $     .84

------------------------

(1) Net earnings in the fourth quarter of 1994 reflect a $2.0 million or $.30 per share, tax benefit recorded as a result of a settlement with the Internal Revenue Service. Without this credit, net earnings would have been $3.3 million or $.50 per share.


(2) Net earnings in the third quarter of 1995 reflect nonrecurring items including a pre-tax restructuring credit of $2.1 million, or $.20 per share on an after-tax basis, and a pre-tax patent infringement settlement credit of $1.3 million, or $.12 per share on an after-tax basis. Without these credits, net earnings would have been $4.2 million, or $.61 per share.

              ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)
                  YEARS ENDED OCTOBER 31, 1993, 1994 AND 1995



                                                                                       DEDUCTION FOR
                                                              BALANCE AT   ADDITIONS    PURPOSE FOR    BALANCE
                                                              BEGINNING     CHARGED    WHICH RESERVE   AT END
DESCRIPTION                                                    OF YEAR     TO INCOME    WAS CREATED    OF YEAR
------------------------------------------------------------  ----------   ---------   -------------   -------

Reserve for doubtful accounts receivable

YEAR ENDED OCTOBER 31
1993........................................................    $2,314      $  668        $  (565)     $ 2,417
                                                              ----------   ---------   -------------   -------
                                                              ----------   ---------   -------------   -------
1994........................................................    $2,417      $  117        $  (333)     $ 2,201
                                                              ----------   ---------   -------------   -------
                                                              ----------   ---------   -------------   -------
1995........................................................    $2,201      $2,095        $  (179)     $ 4,117
                                                              ----------   ---------   -------------   -------
                                                              ----------   ---------   -------------   -------

Restructuring reserves related to accounts receivable and inventory

YEAR ENDED OCTOBER 31
1993........................................................    $--         $3,890        $--          $ 3,890
                                                              ----------   ---------   -------------   -------
                                                              ----------   ---------   -------------   -------
1994........................................................    $3,890      $--           $  (344)     $ 3,546
                                                              ----------   ---------   -------------   -------
                                                              ----------   ---------   -------------   -------
1995........................................................    $3,546      $--           $(2,351)     $ 1,195
                                                              ----------   ---------   -------------   -------
                                                              ----------   ---------   -------------   -------