Form 10-Q
period 1996-01-31
ESTERLINE TECHNOLOGIES CORP
filed 1996-03-18
CIK 33619

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                       __________________________

                                Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended    January 31, 1996    Commission file number   1-6357

                      ESTERLINE TECHNOLOGIES CORPORATION
            (Exact name of registrant as specified in its charter)

                   Delaware                      13-2595091
         (State or other jurisdiction         (I.R.S. Employer
       of incorporation or organization)    Identification No.)


        10800 NE 8th Street, Bellevue, Washington       98004
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

                       X    Yes                           No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 13, 1996:

             Common Stock, par value $.20 per share-- 8,458,560 shares.


                        PART 1 - FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS

                      ESTERLINE TECHNOLOGIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                 As of January 31, 1996 and October 31, 1995
                    (In thousands, except share amounts)

                                                   January 31,    October 31,
                                                      1996           1995
ASSETS                                             (unaudited)

 Current Assets
    Cash and equivalents                             $ 24,749     $  22,097
    Accounts receivable, net of allowances
       of $4,911 and $4,117 for doubtful accounts      55,989        63,825
    Inventories
       Raw materials and purchased parts               12,578        11,422
       Work in process                                 25,189        22,052
       Finished goods                                   5,329         6,489
                                                       43,096        39,963
    Deferred income taxes                              14,122        14,122
    Prepaid expenses                                    2,707         2,199
       Total Current Assets                           140,663       142,206

    Property, Plant and Equipment                     149,831       146,658
       Accumulated depreciation                        99,870        97,426
                                                       49,961        49,232

    Intangibles, net and Other Assets                  31,494        34,276
                                                     $222,118     $ 225,714

        LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities
       Accounts payable                              $ 21,291     $  23,143
       Accrued liabilities                             60,857        66,363
       Credit facilities                                8,607         7,721
       Current maturities of long-term debt             6,646         7,030
       Federal and foreign income taxes                 3,734         2,208
          Total Current Liabilities                   101,135       106,465

    Long-Term Debt, net of current maturities          34,999        35,543
    Shareholders' Equity
       Common stock, par value $.20 per share,
          authorized 30,000,000 shares, issued and
          outstanding 6,658,560 and 6,645,780 shares    1,331         1,328
       Capital in excess of par value                  10,397        10,390
       Retained earnings                               75,681        72,332
       Cumulative translation adjustment               (1,425)         (344)
          Total Shareholders' Equity                   85,984        83,706
                                                     $222,118     $ 225,714


                         ESTERLINE TECHNOLOGIES CORPORATION
                        CONSOLIDATED STATEMENT OF OPERATIONS
              For the Three Months Ended January 31, 1996 and 1995
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                    Three Months Ended
                                                        January 31,

                                                        1996    1995

        Net Sales                                     $83,997  $83,332

        Costs and Expenses

          Cost of sales                                50,695   49,938

          Selling, general and administrative          27,032   28,902

          Interest income                               (263)    (288)

          Interest expense                              1,185    1,540

        Earnings Before Income Taxes                    5,348    3,240

        Income Tax Expense                              1,999    1,042

        Net Earnings                                  $ 3,349  $ 2,198

        Net Earnings Per Share                        $   .48  $   .32



                      ESTERLINE TECHNOLOGIES CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Three Months Ended January 31, 1996 and 1995
                                (Unaudited)
                               (In thousands)

                                                     Three Months Ended
                                                        January 31,

                                                        1996    1995

  Cash Flows Provided (Used) by Operating Activities
          Net earnings                                $ 3,349  $ 2,198
          Depreciation and amortization                 3,711    4,105
          Working capital changes
            Accounts receivable                         7,164    6,564
            Inventories                               (3,587)  (1,313)
            Prepaid expenses                            (555)    (949)
            Accounts payable                          (1,555)  (2,041)
            Accrued liabilities                       (3,245)  (1,026)
            Federal and foreign income taxes            1,511    (357)
          Other, net                                      330    (717)
                                                        7,123    6,464

  Cash Flows Used by Investing Activities
          Capital expenditures                        (4,391)  (1,644)
          Capital dispositions                            295      807
                                                      (4,096)    (837)

  Cash Flows Provided (Used) by Financing Activities
          Net change in credit facilities               1,185      925
          Repayment of long-term debt                   (842)    (184)
                                                          343      741

  Effect of Exchange Rates                               (718)    (219)
  Net Increase in Cash and Equivalents                  2,652    6,149
  Cash and Equivalents - Beginning of Period           22,097    9,076
  Cash and Equivalents - End of Period                $24,749  $15,225

  Supplemental Cash Flow Information
          Cash paid during the period for
            Interest expense                          $ 2,045  $ 1,949
            Income taxes                                  354    1,446


                    ESTERLINE TECHNOLOGIES CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the Three Months Ended January 31, 1996 and 1995


             1. The consolidated balance sheet as of January 31, 1996 and the consolidated statements of operations and cash flows for the three months ended January 31, 1996 and 1995 are unaudited, but in the opinion of management all adjustments necessary to present fairly the financial statements referred to above have been made, none of which were other than normal recurring accruals. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results for the full year.

             2. The notes to the consolidated financial statements in the Company's 1995 Annual Report provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

             3. On February 8, 1996, the Company completed a public offering of 1.8 million shares of common stock priced at $23 per share, generating net proceeds of $38.9 million. These funds will provide additional financial resources for general corporate purposes, including the possible acquisition of other companies.


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

        RESULTS OF OPERATIONS

        Three Months Ended January 31, 1996 Compared to Three Months Ended January 31, 1995

        Net sales for the first three months of fiscal 1996 were $84.0 million compared with $83.3 million in the same period in 1995. For the three months ended January 31, 1995 sales include $2.8 million from Scientific Columbus Co., an Instrumentation Group company, which was sold in October 1995. The overall increase in sales is primarily due to the continued strong performance in the Automation Group where sales increased $3.2 million or 9% to $41.3 million compared to the first three months of fiscal 1995. Excellon Automation contributed the largest percentage of this increase as its performance remained strong. Management expects Excellon's growth rate to return to more normalized levels during 1996 following fiscal 1995's exceptional 70% rate. Sales in the Company s Aerospace and Defense Group were relatively flat at $20.8 million in the first three months of fiscal 1996 compared to $21.0 million in the same period in 1995. Instrumentation Group sales were $21.9 million in the first three months of fiscal 1996 and virtually level with sales in the same period in 1995 after adjusting sales for the Scientific Columbus divestiture.

        Sales for the three months ended January 31, by Group, were as follows:
        (In Thousands)
                                    1996          1995

             Automation           $ 41,254    $  38,008
             Aerospace and Defense  20,836       20,958
             Instrumentation        21,907       24,366
             Total Sales          $ 83,997    $  83,332

        Cost of sales increased from $49.9 million in the first three months of fiscal 1995 to $50.7 million in the same period in 1996. This increase was due to increased sales. Gross margin in the first three months of fiscal 1996 was level with the same period in 1995 at 40%. The Group gross margins ranged from 38% to 41% in the first three months of fiscal 1996 compared with 39% to 41% during the same period in 1995.

        Selling, general and administrative expenses for the first three months of fiscal 1996 decreased to $27.0 million or 32% of sales compared with $28.9 million or 35% of sales in the same period in 1995. This decrease was predominantly due to expenses incurred during the first three months of fiscal 1995 by Scientific Columbus which were not incurred during the same period in 1996.

        The effective income tax rate for the first three months of fiscal 1996 increased to 37% from 32% in the same period in 1995. The low 1995 rate was due to state tax loss carryforwards and foreign tax offsets, both of which were not available in the current period.

        Orders for the first three months of fiscal 1996 were $77.6 million, compared with $75.4 million in the same period in 1995. This increase is due primarily to the continuing strength in the Automation Group's markets. Companywide, backlog at January 31, 1996 was $96.8 million, compared with $88.9 million at January 31, 1995. It is expected that $13.1 million in backlog will ship after fiscal 1996.

        LIQUIDITY AND CAPITAL RESOURCES

        Cash and equivalents on hand at January 31, 1996 totaled $24.7 million, an increase of $2.7 million from October 31, 1995. Net working capital increased $3.8 million from October 31, 1995 to $39.5 million at January 31, 1996 primarily due to cash generated from operations.

        Current assets decreased by $1.5 million in the first three months of fiscal 1996. This decrease was primarily due to a $7.8 million decrease in accounts receivable offset by an increase in cash and equivalents, and an increase in inventory of $3.1 million. The increase in inventory will be used to fill the higher order rates.

        Capital expenditures, consisting primarily of machinery, equipment and computers, are anticipated to be approximately $18.0 million during fiscal 1996, compared with $11.5 million in fiscal 1995. Capital expenditures for the three months ended January 31, 1996 totaled $4.4 million and were primarily related to the Automation and Instrumentation Groups' new machinery and equipment.

        Total debt at January 31, 1996 was substantially unchanged from October 31, 1995 at $50.3 million. Of the total debt outstanding at January 31, 1996, $40.0 million was outstanding under the Company's 8.75% Senior Notes, and $10.3 million was outstanding under various debt agreements, primarily those related to Auxitrol. There were no borrowings outstanding under the Company's primary credit facility. The Company is required to begin principal repayment on the Senior Notes in the amount of $5.7 million on July 30, 1996 and each year thereafter until the Senior Notes mature on July 30, 2002.
        The Company's available credit facilities at January 31, 1996 were approximately $45.0 million.

        Subsequent to the end of the first quarter, on February 8, 1996, the Company completed a public offering of 1.8 million shares of common stock priced at $23 per share, generating net proceeds of $38.9 million. These funds will provide additional financial resources for general corporate purposes, including the possible acquisition of other companies. Management believes the Company's financial condition is strong and funds generated from operations along with cash on hand and available credit facilities will adequately service cash requirements through fiscal 1996.


        PART II - OTHER INFORMATION

             ITEM 1. LEGAL PROCEEDINGS

        In October 1995, the Company identified irregularities in the allocation of certain labor charges at its Armtec Defense Products subsidiary, and promptly disclosed these irregularities to the Department of Defense. Armtec applied for admittance to the Department of Defense Voluntary Disclosure Program but has not yet been advised regarding its admittance to the Program. The outside attorneys and governmental contracting consultant that were retained by the Company to assist in this matter are continuing their internal investigation. At this stage of the investigation, management believes that the eventual outcome of this issue will not have a material adverse effect on the financial position or future operating results of the Company.

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

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's annual meeting of shareholders held on March 6, 1996, shareholders approved the following proposals:

             (a) The election of the following directors for three-year terms expiring at the 1999 annual meeting:

                                                     Votes Cast
                       Name                       For      Withheld

                       E. John Finn             6,006,891    19,491
                       Robert F. Goldhammer     6,005,779    20,603
                       Jerome J. Meyer          6,004,591    21,791

                  Current directors whose terms will continue after the 1996 annual meeting are Gilbert W. Anderson, John F. Clearman, Edwin I. Colodny, Wendell P. Hurlbut, Paul G. Schloemer, and Malcolm T. Stamper.

             (b) The selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending October 31, 1996. The number of affirmative votes on the matter was 5,997,930, the number of negative votes was 11,985, and the number of abstentions was 16,467.

             There were no broker non-votes on any of the above proposals.

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits.

                       11. Schedule setting forth computation of earnings per common share for the three months ended January 31, 1996 and 1995.

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

                                   Esterline Technologies Corporation
                                          (Registrant)


        Date:  March 18, 1996      By:  /s/Robert W. Stevenson
                                        Robert W. Stevenson
                                    Executive Vice President and
                                      Chief Financial Officer,
                                      Secretary and Treasurer
                            (Principal Financial and Accounting Officer)



                      ESTERLINE TECHNOLOGIES CORPORATION
                  Form 10-Q Report for the Three Months Ended
                              January 31, 1996

                              INDEX TO EXHIBITS

     Exhibit                                                        Page
     Number                       Exhibit                          Number

     11.    Schedule setting forth computation of earnings per       12
            common share for the three months ended
	           January 31, 1996 and 1995.



                                                            EXHIBIT 11

                     ESTERLINE TECHNOLOGIES CORPORATION
                 Computation of Earnings Per Common Share
          For the Three Months Ended January 31, 1996 and 1995
                               (Unaudited)
                (In thousands, except per share amounts)

                                                    Three Months Ended
                                                        January 31,

                                                        1996    1995
        Primary Basis

        Net Earnings                                  $ 3,349  $ 2,198

        Average Number of Common Shares
          Outstanding                                   6,654    6,515
        Net Shares Assumed to be Issued
          for Stock Options                               267      322

          Total                                       $ 6,921   $ 6,837

        Net Earnings per Common Share - Primary Basis
                                                      $  0.48   $   .32

        Fully Diluted Basis

        Net Earnings                                  $ 3,349   $ 2,198

        Average Number of Common Shares
          Outstanding                                 $ 6,654   $ 6,515

        Net Shares Assumed to be Issued
          for Stock Options                               267       384

          Total                                       $ 6,921   $ 6,899

        Net Earnings per Common Share -
          Fully Diluted Basis                         $  0.48   $   .32

        Net Earnings per Common Share -
          Primary Basis                               $  0.48   $   .32

        Dilutive Effect per Common Share                 None     None