Form 10-Q/A
period 1996-01-31
ESTERLINE TECHNOLOGIES CORP
filed 1996-04-18
CIK 33619

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                       __________________________

                                Form 10-Q/A
                              AMENDMENT NO. 1

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

                       X    Yes                           No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 17, 1996:

             Common Stock, par value $.20 per share - 3,462,470 shares.


                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Esterline Technologies Corporation
                                          (Registrant)


        Date:  April 18, 1996      By:  /s/Robert W. Stevenson
                                        Robert W. Stevenson
                                    Executive Vice President and
                                      Chief Financial Officer,
                                      Secretary and Treasurer
                            (Principal Financial and Accounting Officer)



                      ESTERLINE TECHNOLOGIES CORPORATION
                  Form 10-Q Report for the Three Months Ended
                              January 31, 1996