Form 10-Q
period 1996-04-30
ESTERLINE TECHNOLOGIES CORP
filed 1996-06-14
CIK 33619

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          --------------------------

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended    April 30, 1996      Commission file number   1-6357
                          --------------                               ------

                      ESTERLINE TECHNOLOGIES CORPORATION
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                        Delaware                      13-2595091
- ------------------------------------------------------------------------------
              (State or other jurisdiction         (I.R.S. Employer
            of incorporation or organization)    Identification No.)

        10800 NE 8th Street, Bellevue, Washington       98004
- ------------------------------------------------------------------------------
        (Address of principal executive offices)      (Zip Code)

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

                   X    Yes                           No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 10, 1996:

         Common Stock, par value $.20 per share-- 8,467,702 shares.


                        PART 1 - FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS
    -------   --------------------

                      ESTERLINE TECHNOLOGIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                  As of April 30, 1996 and October 31, 1995
                     (In thousands, except share amounts)


                                             April 30,    October 31,
                                               1996          1995
                                               ----          ----
    ASSETS                                 (unaudited)

    Current Assets
       Cash and equivalents                  $65,813       $22,097
       Accounts receivable, net of
          allowances of $4,674 and $4,117
          for doubtful accounts               58,183        63,825
       Inventories
          Raw materials and purchased parts   12,529        11,422
          Work in process                     24,822        22,052
          Finished goods                       7,152         6,489
                                            --------      --------
                                              44,503        39,963
                                            --------      --------
       Deferred income taxes                  13,637        14,122
       Prepaid expenses                        1,827         2,199
                                            --------      --------
          Total Current Assets               183,963       142,206

    Property, Plant and Equipment            152,932       146,658
       Accumulated depreciation              101,680        97,426
                                            --------      --------
                                              51,252        49,232
                                            --------      --------
    Intangibles, net and Other Assets         30,692        34,276
                                            --------     ---------
                                            $265,907     $ 225,714
                                            ========     =========

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities

       Accounts payable                     $ 21,576     $  23,143
       Accrued liabilities                    61,895        66,363
       Credit facilities                       9,602         7,721
       Current maturities of long-term debt    6,620         7,030
       Federal and foreign income taxes          936         2,208
                                            --------      --------
          Total Current Liabilities          100,629       106,465
                                            --------      --------

    Long-Term Debt, net of current            34,745        35,543
      maturities
    Shareholders' Equity
      Common stock, par value $.20 per
          share, authorized 30,000,000
          shares, issued and outstanding
          8,467,702 and 6,645,780 shares       1,694         1,328
       Capital in excess of par value         48,573        10,390
       Retained earnings                      81,876        72,332
       Cumulative translation adjustment     (1,610)         (344)
                                            --------      --------
          Total Shareholders' Equity         130,533        83,706
                                            --------     ---------
                                            $265,907     $ 225,714
                                            ========     =========




                  ESTERLINE TECHNOLOGIES CORPORATION
                 CONSOLIDATED STATEMENT OF OPERATIONS

      For the Three and Six Months Ended April 30, 1996 and 1995
                              (Unaudited)
               (In thousands, except per share amounts)



                                Three Months Ended        Six Months Ended
                                      April 30,               April 30,
                                ------------------        ----------------
                                 1996         1995        1996        1995
                                 ----         ----        ----        ----


Net Sales                    $  88,975    $  84,812    $ 172,972    $ 168,144

Costs and Expense

   Cost of sales                53,173       53,819      103,868      103,157

   Selling, general and

      administrative            26,509       25,271       53,541       54,773

   Interest income                (601)        (404)        (864)        (692)

   Interest expense              1,130        1,642        2,315        3,182
                              --------     --------     --------     --------

                                80,211       80,328      158,860      160,420
                              --------     --------     --------     --------

Earnings Before Income Taxes     8,764        4,484       14,112        7,724

Income Tax Expense               2,569        1,433        4,568        2,475
                              --------     --------     --------     --------

Net Earnings                 $   6,195    $   3,051    $   9,544    $   5,249
                             =========    =========    =========    =========


Net Earnings Per Share       $     .75    $     .44    $    1.24    $     .76
                             =========    =========    =========    =========


                  ESTERLINE TECHNOLOGIES CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
           For the Six Months Ended April 30, 1996 and 1995
                              (Unaudited)
                            (In thousands)

                                                          Six Months Ended
                                                              April 30,
                                                          ----------------
                                                          1996        1995
                                                          ----        ----

Cash Flows Provided (Used) by Operating Activities
  Net earnings                                         $  9,544     $  5,249
  Depreciation and amortization                           7,795        8,097
  Deferred income taxes                                   1,037         (680)
  Working capital changes
    Accounts receivable                                   4,761       12,424
    Inventories                                          (5,103)      (5,323)
    Prepaid expenses                                        329         (939)
    Accounts payable                                     (1,198)         491
    Accrued liabilities                                  (4,180)       2,955
    Federal and foreign income taxes                     (1,281)        (973)
  Other, net                                              2,157       (1,230)
                                                       --------     --------
                                                         13,861       20,071
                                                       --------     --------

Cash Flows Provided (Used) by Investing Activities
  Capital expenditures                                  (10,016)      (5,079)
  Capital dispositions                                    1,067          949
                                                       --------     --------
                                                         (8,949)      (4,130)
                                                       --------     --------

Cash Flows Provided (Used) by Financing Activities
  Net change in credit facilities                         2,292        1,282
  Repayment of long-term debt                            (1,107)        (479)
  Net proceeds provided by sale of common stock          38,549           --
                                                       --------     --------
                                                         39,734          803

Effect of Exchange Rates                                   (930)         346
                                                       --------     --------

Net Increase in Cash and Equivalents                     43,716       17,090
Cash and Equivalents - Beginning of Period               22,097        9,076
                                                       --------     --------
Cash and Equivalents - End of Period                   $ 65,813     $ 26,166
                                                       ========     ========

Supplemental Cash Flow Information
  Cash paid during the period for

    Interest expense                                   $  2,334     $  2,379
    Income taxes                                          4,004        4,153



                  ESTERLINE TECHNOLOGIES CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the Three and Six Months Ended April 30, 1996 and 1995

  1. The consolidated balance sheet as of April 30, 1996 and the consolidated statements of operations and cash flows for the three and six months ended April 30, 1996 and 1995 are unaudited, but in the opinion of management all adjustments necessary to present fairly the financial statements referred to above have been made, none of which were other than normal recurring accruals. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results for the full year.

  2. The notes to the consolidated financial statements in the Company's 1995 Annual Report provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

  3. On February 8, 1996, the Company completed a public offering of 1.8 million shares of common stock priced at $23.00 per share (the "Public Offering"), generating net proceeds of $38.5 million. These funds will provide additional financial resources for general corporate purposes, including the possible acquisition of other companies.

  4. Classifications have been changed for certain amounts in the preceding period to conform with the current year's financial presentation.


    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

    Certain statements in this quarterly report contain forward-looking information that involves risk and uncertainty, including projections for sales and order trends, backlog, capital expenditures and cash requirements. Actual results may vary materially from these estimates depending on a variety of factors which include changes in the telecommunications, computer, aerospace and defense markets; reductions, terminations, or changes in priority on U.S. Government defense budgets; variability of capital goods markets, and other risks which are detailed in other Company documents filed with the Securities and Exchange Commission. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

    RESULTS OF OPERATIONS

    Three Months Ended April 30, 1996 Compared to Three Months
    Ended April 30, 1995

    Net sales for the three months ended April 30, 1996 were $89.0 million compared with $84.8 million in the same period in 1995. For the three months ended April 30, 1995 sales include $2.6 million from Scientific Columbus Co., an Instrumentation Group company, which was sold in October 1995. Sales increased in all Groups for the three months ended April 30, 1996. The Automation Group increased to $40.0 million, an increase of 6%, and the Aerospace and Defense Group increased to $25.0 million, an increase of 7%, when compared to the same period in 1995. The Instrumenation Group increased to $24.0 million from $23.9 million when compared with the same period in 1995. When sales for the three months ended April 30, 1995 are adjusted to exclude Scientific Columbus, an increase in sales of 13% occurred in the Instrumentation Group.

    Sales for the three months ended April 30, by Group, were as follows:
    (In Thousands)

                                    1996            1995
                                    ----            ----

         Automation               $ 39,987       $ 37,604
         Aerospace and Defense      24,954         23,313
         Instrumentation            24,034         23,895
                                  --------       --------
         Total Sales              $ 88,975       $ 84,812
                                  ========       ========

    Gross margin for the three months ended April 30, 1996 increased 3% to 40% from 37% for the prior year period. This increase in gross margin is primarily due to increased sales of relatively high gross margin products. The Groups' gross margins ranged from 39% to 42% compared to the prior period of 35% to 39%.

    Selling, general and administrative expenses for the three months ended April 30, 1996 increased slightly to $26.5 million compared with $25.3 million during the same period in 1995. As a percent of sales there is no change from period to period.

    Interest income increased to $601,000 for the three months ended
    April 30, 1996 compared to $404,000 during the same period in 1995 due in part to the increased cash balance from the Public Offering. In 1996, excess cash is primarily being invested in securities which generate tax-exempt interest. Interest expense decreased 45% to $1.1 million for the three months ended April 30, 1996 compared with $1.6 million during the same period in 1995. This decrease in expense reflects the redemption of $20 million principal amount of 8.25% convertible debentures in May 1995.

    The effective income tax rate for the three months ended April 30, 1996 decreased to 29% compared with 32% for the same period of 1995 due primarily to the effect of tax-exempt interest being generated.

    Orders for the three months ended April 30, 1996 were $106.7 million, compared with $93.8 million during the same period in 1995. A drop in orders for electronics capital equipment in the Automation Group was more than offset by increases in the other two Groups. The Aerospace/Defense and Instrumentation Groups' increases are due to a general strengthening of commercial aerospace business and the timing of receipt of certain defense orders.

    Six Months Ended April 30, 1996 Compared to Six Months Ended
    April 30, 1995

    Net sales for the first six months of fiscal 1996 were $173.0 million compared with $168.1 million in the same period in 1995.
    For the six months ended April 30, 1995 sales include $5.4 million from Scientific Columbus. The overall increase in sales is primarily due to an increase of 7% in the Automation Group where sales increased $5.6 million to $81.2 million. Excellon's performance based on deliveries remained strong in the second quarter but management expects the third quarter sales to be dampened by a recent drop in the order rate. Sales in the Company's Aerospace and Defense Group increased 3% to $45.8 million in the first six months of fiscal 1996 compared to $44.3 million during the same period in 1995. The Instrumentation Group's sales decreased 5% to $45.9 million. When 1995 sales are adjusted to exclude the sales of Scientific Columbus, sales for the first six months of fiscal
    1996 for the Instrumentation Group increased 7%.

    Sales for the six months ended April 30, by Group, were as follows:
    (In Thousands)

                                    1996            1995
                                    ----            ----

         Automation               $ 81,241       $ 75,612
         Aerospace and Defense      45,790         44,271
         Instrumentation            45,941         48,261
                                  ---------      ---------
         Total Sales              $172,972       $168,144
                                  ========       ========

    Gross margin in the first six months of fiscal 1996 increased slightly to 40% from 39% during the same period in 1995. The Groups' gross margins ranged from 38% to 40% in the first six months of fiscal 1996 compared with 38% to 39% during the same period in 1995.

    Selling, general and administrative expenses for the first six months of fiscal 1996 decreased to $53.5 million, or 31% of sales, compared with $54.8 million, or 33% of sales, in the same period in 1995.

    The effective income tax rate for the first six months of fiscal 1996 is flat with the first six months of 1995 at 32%.

    Orders for the first six months of fiscal 1996 were $184.3 million, compared with $169.2 million during the same period in 1995. Companywide, backlog at April 30, 1996 was $114.5 million, compared with $97.9 million at April 30, 1995. It is expected that $35.9 million in backlog will ship after fiscal 1996.

    LIQUIDITY AND CAPITAL RESOURCES

    Cash and equivalents on hand at April 30, 1996 totaled $65.8 million, an increase of $43.7 million from October 31, 1995. On February 8, 1996, the Company completed the Public Offering of 1.8 million shares of common stock priced at $23.00 per share, generating net proceeds of $38.5 million. Net working capital increased $47.6 million from October 31, 1995 to $83.3 million at April 30, 1996 primarily due to cash generated by the Public Offering.

    Capital expenditures, consisting primarily of machinery, equipment and computers, are anticipated to be approximately $18.0 million during fiscal 1996, compared with $11.5 million in fiscal 1995. Capital expenditures for the six months ended April 30, 1996 totaled $10.0 million and were primarily computers, machinery and equipment for the Automation and Instrumentation Groups.

    Total debt at April 30, 1996 increased slightly from October 31, 1995 to $51.0 million from $50.3 million. Of the total debt outstanding at April 30, 1996, $40.0 million was outstanding under the Company's 8.75% Senior Notes, and $11.0 million was outstanding under various debt agreements, primarily those related to Auxitrol. There were no borrowings outstanding under the Company's primary credit facility. The Company is required to begin principal repayment on the Senior Notes in the amount of $5.7 million on July 30, 1996 and each year thereafter until the Senior Notes mature on July 30, 2002. The Company's available unused credit facilities at April 30, 1996 were $32.3 million, net of amounts borrowed and commitments to secure outstanding letters of credit.

    Management believes that the funds generated from operations along with cash on hand and available credit facilities will adequately service cash requirements for the next twelve months.


                      PART II - OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS

    In October 1995, the Company identified irregularities in the allocation of certain labor charges at its Armtec Defense Products subsidiary and promptly disclosed these irregularities to the Department of Defense. Armtec applied for admittance to the Department of Defense Voluntary Disclosure Program and on April 25, 1996 received notification of acceptance. Management believes that the eventual outcome of this matter will not have a material adverse effect on the financial position or future operating results of the Company.

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

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's annual meeting of shareholders held on March 6, 1996, shareholders approved the following proposals:

          (a) The election of the following directors for three-year terms expiring at the 1999 annual meeting:

                                                     Votes Cast
                                               --------------------
                   Name                         For        Withheld
                                               ---------  ---------
                   E. John Finn               6,006,891     19,491
                   Robert F. Goldhammer       6,005,779     20,603
                   Jerome J. Meyer            6,004,591     21,791


              Other directors whose terms continue after the 1996 annual meeting are Gilbert W. Anderson, John F.
              Clearman, Edwin I. Colodny, Wendell P. Hurlbut, Paul
              G. Schloemer, and Malcolm T. Stamper.

         (b) The selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending October 31, 1996. The number of affirmative votes on the matter was 5,997,930, the number of negative votes was 11,985, and the number of abstentions was 16,467.

    There were no broker non-votes on any of the above proposals.


    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              11. Schedule setting forth computation of earnings per common share for the three and six months ended April 30, 1996 and 1995.

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

                               Esterline Technologies Corporation
                                       (Registrant)

    Date:  June 14, 1996       By:  /s/Robert W. Stevenson
                                    ----------------------------------
                                         Robert W. Stevenson
                                     Executive Vice President and
                                       Chief Financial Officer,
                                       Secretary and Treasurer
                             (Principal Financial and Accounting Officer)


                  ESTERLINE TECHNOLOGIES CORPORATION
         Form 10-Q Report for the Three and Six Months Ended
                            April 30, 1996

                           INDEX TO EXHIBITS

    Exhibit                                                      Page
    Number                    Exhibit                            Number
    ------                    -------                            ------

    11.     Schedule setting forth computation of earnings         12
            per common share for the three and six months ended April 30, 1996 and 1995.



                                                            EXHIBIT 11

                  ESTERLINE TECHNOLOGIES CORPORATION

               Computation of Earnings Per Common Share
      For the Three and Six Months Ended April 30, 1996 and 1995

                              (Unaudited)

               (In thousands, except per share amounts)

                                        Three Months Ended    Six Months Ended
                                        ------------------    ----------------
                                             April 30,           April 30,
                                        ------------------    ----------------
                                          1996      1995       1996     1995
                                          ----      ----       ----     ----
Primary Basis
Net Earnings                             $6,195    $3,051    $9,544    $5,249
                                         ======    ======    ======    ======

Average Number of Common Shares
  Outstanding                             8,010     6,524     7,429     6,524
Net Shares Assumed to be Issued
  for Stock Options                         259       374       260       374
                                         ------    ------    ------    ------
  Total average common shares
     on a primary basis                   8,269     6,898     7,689     6,898
                                         ======    ======    ======    ======
Net Earnings per Common
  Share - Primary Basis                  $  .75    $  .44    $ 1.24    $  .76
                                         ======    ======    ======    ======
Fully Diluted Basis
Net Earnings                             $6,195    $3,051    $9,544    $5,249
                                         ======    ======    ======    ======
Average Number of Common Shares
  Outstanding                             8,010     6,524     7,429     6,524
Net Shares Assumed to be Issued
  for Stock Options                         263       487       263       487
                                         ------    ------    ------    ------
  Total average common shares
     on a fully diluted basis             8,273     7,011     7,692     7,011
                                         ======    ======    ======    ======
Net Earnings per Common
  Share - Fully Diluted Basis            $  .75    $  .43    $ 1.24    $  .75
                                         ======    ======    ======    ======
Net Earnings per Common
  Share - Primary Basis                  $  .75    $  .44    $ 1.24    $  .76
                                         ======    ======    ======    ======
    Dilutive Effect per Common Share       None    $  .01      None    $.  01
                                         ======    ======    ======    ======