Form 10-Q
period 1996-07-31
ESTERLINE TECHNOLOGIES CORP
filed 1996-09-16
CIK 33619

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                       --------------------------

                               Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended    July 31, 1996        Commission file number     1-6357
                     -------------                                   ------

                     ESTERLINE TECHNOLOGIES CORPORATION
- ----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Delaware                            13-2595091
- ----------------------------------------------------------------------------
     (State or other jurisdiction               (I.R.S. Employer
   of incorporation or organization)           Identification No.)

10800 NE 8th Street, Bellevue, Washington             98004
- ----------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

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

                   X    Yes                                  No
                   -
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 11, 1996:

      Common Stock, par value $.20 per share-- 8,499,850 shares.




                     PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                   ESTERLINE TECHNOLOGIES CORPORATION
                       CONSOLIDATED BALANCE SHEET

                As of July 31, 1996 and October 31, 1995
                  (In thousands, except share amounts)

                                                  July 31,       October 31,
                                                    1996            1995
                                                  ---------      -----------
ASSETS                                           (unaudited)

Current Assets

    Cash and equivalents                        $    61,564      $   22,097
    Accounts receivable, net of allowances
      of $5,421 and $4,117 for doubtful accounts     56,955          63,825
    Inventories
        Raw materials and purchased parts            16,133          11,422
        Work in process                              24,491          22,052
        Finished goods                                6,296           6,489
                                                -----------      ----------
                                                     46,920          39,963
                                                -----------      ----------
    Deferred income taxes                            14,312          14,122
    Prepaid expenses                                  2,801           2,199
                                                -----------      ----------
        Total Current Assets                        182,552         142,206
                                                -----------      ----------

Property, Plant and Equipment                       156,650         146,658
    Accumulated depreciation                        104,950          97,426
                                                -----------      ----------
                                                     51,700          49,232
                                                -----------      ----------

Intangibles, net and Other Assets                    29,418          34,276
                                                -----------      ----------
                                                $   263,670      $  225,714
                                                ===========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

    Accounts payable                            $    19,565      $   23,143
    Accrued liabilities                              60,622          66,363
    Credit facilities                                 9,866           7,721
    Current maturities of long-term debt              6,654           7,030
    Federal and foreign income taxes                  1,774           2,208
                                                -----------      ----------
        Total Current Liabilities                    98,481         106,465
                                                -----------      ----------

Long-Term Debt, net of current maturities            29,195          35,543
Shareholders' Equity
    Common stock, par value $.20 per share,
        authorized 30,000,000 shares, issued and
        outstanding 8,499,850 and 6,645,780 shares    1,700           1,328
    Capital in excess of par value                   48,478          10,390
    Retained earnings                                86,904          72,332
    Cumulative translation adjustment                (1,088)           (344)
                                                -----------      ----------
        Total Shareholders' Equity                  135,994          83,706
                                                -----------      ----------
                                                $   263,670      $  225,714
                                                ===========      ==========


                   ESTERLINE TECHNOLOGIES CORPORATION
                  CONSOLIDATED STATEMENT OF OPERATIONS

       For the Three and Nine Months Ended July 31, 1996 and 1995
                              (Unaudited)
                (In thousands, except per share amounts)

                                 Three Months Ended      Nine Months Ended
                                      July 31,                July 31,
                                  -----------------      ------------------
                                  1996       1995         1996       1995
                                  ----       ----         ----       ----

Net Sales                       $  81,729 $  87,318     $ 254,701 $ 255,462

Costs and Expense

    Cost of sales                  49,524    52,984       153,392   156,141

    Selling, general and
       administrative              24,264    25,483        77,805    80,256

    Restructuring credit               --    (2,067)           --    (2,067)

    Interest income                  (772)     (260)       (1,636)     (952)

    Interest expense                1,116     1,241         3,431     4,423
                                --------- ---------     --------- ---------

                                   74,132    77,381       232,992   237,801
                                --------- ---------     --------- ---------

Earnings Before Income Taxes        7,597     9,937        21,709    17,661

Income Tax Expense                  2,569     3,348         7,137     5,823
                                --------- ---------     --------- ---------

Net Earnings                    $   5,028 $   6,589     $  14,572 $  11,838
                                ========= =========     ========= =========


Net Earnings Per Share          $     .58 $     .93     $    1.82 $    1.70
                                ========= =========     ========= =========

Weighted Average Common Stock
    and Equivalents                 8,724     7,066         8,001     6,982



                   ESTERLINE TECHNOLOGIES CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS

            For the Nine Months Ended July 31, 1996 and 1995
                              (Unaudited)
                             (In thousands)

                                                         Nine Months Ended
                                                              July 31,
                                                         ------------------
                                                          1996       1995
                                                          ----       ----
Cash Flows Provided (Used) by Operating Activities

   Net earnings                                         $  14,572 $  11,838
   Restructuring credit                                        --    (2,067)
   Depreciation and amortization                           12,166    12,131
   Deferred income taxes                                    1,418      (680)
   Working capital changes
     Accounts receivable                                    6,412     7,489
     Inventories                                           (7,146)   (5,743)
     Prepaid expenses                                        (613)     (476)
     Accounts payable                                      (3,432)    2,854
     Accrued liabilities                                   (5,593)   (2,854)
     Federal and foreign income taxes                        (444)       70
   Other, net                                               1,474     1,170
                                                        ---------  --------
                                                           18,814    23,732
                                                        ---------  --------
Cash Flows Provided (Used) by Investing Activities
   Capital expenditures                                   (13,778)   (8,086)
   Capital dispositions                                       796     1,068
                                                        ---------  --------
                                                          (12,982)   (7,018)
                                                        ---------  ---------
Cash Flows Provided (Used) by Financing Activities

   Net change in credit facilities                          2,262     7,328
   Repayment of long-term debt                             (6,668)  (19,764)
   Net proceeds provided by sale of common stock           38,549        --
                                                         --------  ---------
                                                           34,143   (12,436)
                                                         --------  ---------
Effect of Exchange Rates                                     (508)       80
                                                         --------- ---------
Net Increase in Cash and Equivalents                       39,467     4,358
Cash and Equivalents - Beginning of Period                 22,097     9,076
                                                        --------- ---------
Cash and Equivalents - End of Period                    $  61,564 $  13,434
                                                        ========= =========

Supplemental Cash Flow Information
   Cash paid during the period for

     Interest expense                                   $   4,307 $   5,457
     Income taxes                                           4,490     6,057




                   ESTERLINE TECHNOLOGIES CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the Three and Nine Months Ended July 31, 1996 and 1995

1. The consolidated balance sheet as of July 31, 1996 and the consolidated statements of operations and cash flows for the three and nine months ended July 31, 1996 and 1995 are unaudited, but in the opinion of management all adjustments necessary to present fairly the financial statements referred to above have been made, none of which were other than normal recurring accruals. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results for the full year.

2. The notes to the consolidated financial statements in the Company's 1995 Annual Report provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3. On February 8, 1996, the Company completed a public offering of 1.8 million shares of common stock priced at $23.00 per share, generating net proceeds of $38.5 million. These funds provide additional financial resources for general corporate purposes, including the acquisition of other companies.

4. Classifications have been changed for certain amounts in the preceding period to conform with the current year's financial presentation.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Certain statements in this quarterly report contain forward-looking information that involves risk and uncertainty, including backlog, capital expenditures and cash requirements. Actual results may vary materially from these estimates depending on a variety of factors which include changes in the telecommunications, computer, aerospace and defense markets; reductions, terminations, or changes in U.S. Government defense budget priorities; variability of capital equipment markets, and other risks which are detailed in other Company documents filed with the Securities and Exchange Commission. The Company does not undertake any obligation to publicly release the results of any revisions that may be made to these forward-looking statements to reflect any future events or circumstances.


RESULTS OF OPERATIONS

Three Months Ended July 31, 1996 Compared with the Three Months Ended July 31, 1995

Net sales for the three months ended July 31, 1996 were $81.7 million compared with $87.3 million in the same period in 1995. Due to improving aerospace markets, the Aerospace and Defense Group's net sales increased 14% to $27.0 million compared with $23.7 million for the prior-year period. The Automation Group's net sales decreased $6.5 million, or 17%, compared with a particularly strong year-ago period. This decrease was primarily the result of a slowdown in computer and telecommunications markets. The Instrumentation Group's net sales of $22.1 million were 10% below the prior-year of $24.5 million; however, the 1995 figure included $2.2 million from the Scientific Columbus subsidiary which was sold in October 1995 and $1.3 million of proceeds from a settlement relating to a patent infringement.

Net sales for the three months ended July 31, by Group, were as follows:
(In thousands)

                               1996             1995
                              ------         -------

      Automation              $32,642         $39,097
      Aerospace and Defense    27,006          23,677
      Instrumentation          22,081          24,544
                              -------        --------
      Total Sales             $81,729         $87,318
                              =======        ========

Gross margin as a percent of net sales for the three months ended July 31, 1996 held even at 39% with the same period in 1995. The Groups' gross margins ranged from 38% to 40% compared with the same period in 1995 of 36% to 45%.

Selling, general and administrative expenses for the three months ended July 31, 1996 increased slightly as a percent of sales to 30%, or $24.3 million, compared with 29%, or $25.5 million, during the same period in 1995.

Interest income increased to $772,000 for the three months ended July 31, 1996 compared with $260,000 during the same period in 1995, largely due to the increased cash balance from a public offering completed on February 8, 1996 (the "Public Offering"). For the three months ended, July 31, 1996 excess cash was primarily invested in securities which generated tax-exempt interest.

Net earnings for the period ended July 31, 1996 decreased $1.6 million to $5.0 million, or $.58 per share, when compared with the prior period net earnings of $6.6 million, or $.93 per share. Net earnings for the three months ended July 31, 1995 included two non-recurring items: a restructuring credit of $2.1 million, or $.20 per share, and proceeds from a settlement relating to a patent infringement of $1.3 million, or $.12 per share. When net earnings for the three months ended July 31, 1995 are adjusted for these non-recurring items, net earnings increased by $800,000. The net earnings per share calculation for the period ended July 31, 1996 includes 1.8 million shares issued pursuant to the Public Offering.

Orders for the three months ended July 31, 1996 were $79.7 million, compared with $104.9 million during the same period in 1995. The decrease in orders was due in part to the slowdown in the computer and telecommunications markets served by the Automation Group as well as timing issues related to receipt of orders in the other Groups.

Nine Months Ended July 31, 1996 Compared with the Nine Months Ended
July 31, 1995

Net sales for the first nine months of fiscal 1996 were $254.7 million compared with $255.5 million in the same period in 1995. The Aerospace and Defense Group's net sales increased 7% to $72.8 million compared with $67.9 million a year ago. The Automation Group's net sales decreased 1% to $113.9 million. The Instrumentation Group's net sales of $68.0 million were down 7% compared with the prior year's $72.8 million, but up 4% on a proforma basis when net sales of $7.6 million from the subsequently sold Scientific Columbus subsidiary are excluded.

Net sales for the nine months ended July 31, by Group, were as follows:
(In thousands)

                                1996           1995
                              --------       --------

      Automation              $113,883       $114,709
      Aerospace and Defense     72,796         67,948
      Instrumentation           68,022         72,805
                              --------       --------
      Total Sales             $254,701       $255,462
                              ========       ========

Gross margin as a percent of net sales in the first nine months of fiscal 1996 improved slightly to 40% from 39% during the same period in 1995. The Groups' gross margins ranged from 38% to 40% in the first nine months of fiscal 1996 compared with 38% to 41% during the same period in 1995.

Selling, general and administrative expenses for the first nine months of fiscal 1996 were flat as a percent of sales at 31%. In 1996, these expenses were $77.8 million compared with $80.3 million in the same period in 1995.

Net earnings for the first nine months of fiscal 1996 increased to $14.6 million, or $1.82 per share, when compared with net earnings from the same period in 1995 of $11.8 million, or $1.70 per share. The net earnings per share calculation for fiscal 1996 includes shares issued pursuant to the Public Offering. The net earnings for fiscal 1995 include two non-recurring items: a restructuring credit and the proceeds from a settlement relating to a patent infringement.

Orders for the first nine months of fiscal 1996 were $264.0 million, compared with $274.1 million during the same period in 1995. Companywide, backlog at July 31, 1996 was $112.5 million, compared with $115.5 million at July 31, 1995. It is expected that $55.2 million in backlog will ship after fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents on hand at July 31, 1996 totaled $61.6 million, an increase of $39.5 million from October 31, 1995, and working capital increased $48.3 million from October 31, 1995 to $84.1 million at July 31, 1996.
These increases are primarily due to proceeds from the Public Offering of $38.5 million.

Capital expenditures, consisting primarily of machinery, equipment and computers, are anticipated to be approximately $18.0 million during fiscal 1996, compared with $11.5 million in fiscal 1995. Capital expenditures for the nine months ended July 31, 1996 totaled $13.8 million and were primarily for the Automation and Instrumentation Groups.

Total debt at July 31, 1996 decreased from October 31, 1995 to $45.7 million from $50.3 million. Of the total debt outstanding at July 31, 1996, $34.3 million was outstanding under the Company's 8.75% Senior Notes, and $11.4 million was outstanding under various bank credit facilities and debt agreements, primarily those related to Auxitrol. The Company began principal repayment on the Senior Notes in the amount of $5.7 million on July 30, 1996 and is required to make such a payment each year thereafter until the Senior Notes mature on July 30, 2002. The Company's available credit from the primary facility at July 31, 1996 was approximately $32.0 million, net of commitments to secure outstanding letters of credit.

Management believes that funds generated from operations along with cash on hand and available credit facilities will adequately service cash requirements for the next twelve months.

SUBSEQUENT EVENTS

On August 9, 1996 the Company purchased substantially all of the operating assets of Mason Electric Company, Inc. Mason, a leading manufacturer of control sticks, grips and wheels, and specialized switching for commercial and military aircraft, was added to the Company's Aerospace and Defense Group. The purchase was funded with available cash.


                      PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In October 1995, the Company identified irregularities in the allocation of certain labor charges at its Armtec Defense Products subsidiary and promptly disclosed these irregularities to the Department of Defense. Armtec applied for admittance to the Department of Defense Voluntary Disclosure Program and on April 25, 1996 received notification of acceptance. In June, Armtec submitted its report to the Department of Defense Office of Inspector General. Management believes that the eventual outcome of this matter will not have a material adverse effect on the financial position or future operating results of the Company.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            11. Schedule setting forth computation of earnings per common share for the three and nine months ended July 31, 1996 and 1995.

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


                                     Esterline Technologies Corporation
                                               (Registrant)



Date:  September 16, 1996        By:  /s/Robert W. Stevenson
                                     _______________________________
                                         Robert W. Stevenson
                                      Executive Vice President and
                                       Chief Financial Officer,
                                       Secretary and Treasurer
                                 (Principal Financial and Accounting Officer)



                   ESTERLINE TECHNOLOGIES CORPORATION
          Form 10-Q Report for the Three and Nine Months Ended
                             July 31, 1996

                           INDEX TO EXHIBITS

Exhibit                                                            Page
Number                           Exhibit                          Number
- ------                           -------                          ------

11.         Schedule setting forth computation of earnings per     12
            common share for the three and nine months ended
            July 31, 1996 and 1995.