Form 10-K
period 1996-10-31
ESTERLINE TECHNOLOGIES CORP
filed 1997-01-29
CIK 33619

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended October 31, 1996

                                      OR

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________ to ________

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              X  Yes           No
              ---           ---

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
    Form 10-K or any amendment to this Form 10-K.     (X)

         As of January 17, 1997, 8,518,800 shares of the Registrant's common stock were outstanding. The aggregate market value of such common stock held by non-affiliates at such date was $216,164,550 (based upon the closing sales price of $25.375 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Annual Report to Shareholders for Fiscal Year ended October 31, 1996 -- Parts I, II and IV.

    Portions of Definitive Proxy Statement relating to the 1997 Annual Meeting of Shareholders, to be held on March 5, 1997 -- Part III.


    FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         Certain statements in the Form 10-K and documents incorporated by reference contain forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve risks and uncertainties, certain of which are discussed below, regarding matters that could significantly affect expected results including information about industry trends, growth and backlog. Thus, these forward-looking statements may be materially different from actual future outcomes. The Company does not undertake any obligation to publicly release the results of any revisions that may be made to these forward-looking statements to reflect any future events or circumstances.

         Cyclicality of Business. The Company's business is susceptible to economic cycles and its results can vary widely based on a number of factors, including domestic and foreign economic conditions and developments affecting the specific industries and customers served.
    The products sold by most of the Company businesses represent capital investment or support for capital investment by either the initial customer or the ultimate end-user. Also, a significant portion of the sales and profitability of some Company businesses is derived from the telecommunications, computer and aerospace markets and defense and other government contracts. Changes in general economic conditions or conditions in these and other specific industries, capital acquisition cycles and government policies, collectively or individually, can have a significant effect on the Company's results of operations and financial condition. For example, in fiscal 1995, strong demand for the Automation Group's manufacturing equipment products, particularly at Excellon, was primarily responsible for the Company's sales increases. Subsequently in 1996, the Automation Group experienced a drop off due to uncertainty among automated manufacturing equipment users, while at the same time, the Aerospace Group was benefiting from improvements in the aerospace markets. There can be no assurance that such trends will continue at their current levels.

         Dependence on Major Customers; Backlog. Certain of the Company's subsidiaries are dependent on a relatively small number of customers and defense programs which change from time to time. For example, Armtec is dependent on the U.S. Army. Significant customers in fiscal 1996 included the U.S. Army, Snecma and Boeing. There can be no assurance that the Company's current customers will continue to buy the Company's products at their current levels. Moreover, orders included in backlog are generally subject to cancellation by the Company's customers. The inability to replace sales due to the loss of any major customer or defense program could have a material adverse effect on the Company's results of operations and financial condition.

         Dependence on Proprietary Technology. The Company's subsidiaries take precautionary steps to protect their technological advantages and rely in part on patent, trademark, trade secret and copyright law to protect their intellectual property. There can be no assurances that the precautionary steps taken by the Company will prevent misappropriation of its technology. Litigation may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of proprietary rights of others or to defend against claims of infringement or invalidity by others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's operating results and financial condition.

         Risk of Foreign Operations. Foreign sales represented approximately 35% of the Company's total sales in fiscal 1996. Foreign sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, economic conditions in local markets, inconsistent product regulation by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements. To the extent that foreign sales are transacted in a foreign currency, the Company would be subject to the risk of losses due to foreign currency fluctuations. In addition, the Company has substantial assets denominated in foreign currencies which are not offset by liabilities denominated in such foreign currencies. These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.

         Product Liability. The Company is subject to the risk of claims arising from injuries to persons or property due to the use of its products. Although the Company maintains general liability and product liability insurance, there can be no assurance that such insurance will be sufficient to cover any claims that may arise.

         Volatility of Stock Price. The trading price of the Company's Common Stock has from time to time fluctuated widely and in the future may be subject to similar fluctuations in response to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of marketing and distribution arrangements by the Company, general conditions in the industries in which the Company competes and other events or factors. In addition, in recent years broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations also may adversely affect the future trading price of the Common Stock.

         Risks Associated With Acquisitions. A key operating strategy of the Company is the pursuit of selective acquisitions. Although the Company reviews many possible acquisitions, including some outside of its current markets and acquisition criteria, the Company currently has no commitments or agreements to acquire any specific businesses or other material assets. There can be no assurance that any acquisition will be consummated, or if consummated, that any such acquisition will be successfully integrated or will not have a material adverse effect upon the Company's financial condition or results of operations.

         Certain Anti-Takeover Provisions. The Company's Restated Certificate of Incorporation, as amended, and Bylaws contain provisions for a classified Board of Directors and restricting the ability of stockholders to call special meetings. These provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events might be favorable to the Company's stockholders. In addition, certain agreements to which the Company is a party, including loan and employment agreements, contain provisions that impose substantial penalties upon the Company in the event of a change of control.

         The Company's Stockholder Rights Plan is designed to cause substantial dilution to any "Acquiring Person" that attempts to merge or consolidate with, or that takes certain other actions affecting the Company on terms that are not approved by the Board of Directors of the Company. The Company is also subject to the "business combination" statute of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging various "business combination" transactions with any "interested stockholder" for a period of three years after the date of the transaction in which such person became an "interested stockholder," unless the business combination is approved in a prescribed manner. These provisions could discourage or make more difficult a merger, tender offer or other similar transaction, even if favorable to the Company's stockholders.


                                   PART I

    ITEM 1.  BUSINESS

         (a)  General Development of Business.

         Esterline Technologies Corporation, a Delaware corporation formed in 1967 (the "Company"), is a diversified manufacturing company that has strong market positions within, or in support of, a variety of general manufacturing industries, including electronic equipment, metal fabrication, commercial aerospace and defense. The Company conducts its operations through three business segments: its Automation Group, Aerospace and Defense Group, and Instrumentation Group. The six principal subsidiaries of the Company generated approximately 81% and 82% of net sales and 81% and 83% of operating earnings in fiscal 1996 and 1995, respectively. The six principal subsidiaries are Excellon Automation Co. ("Excellon") and W. A. Whitney Co. ("Whitney") in the Automation Group, Armtec Defense Products Co. ("Armtec") and Auxitrol
    S. A. ("Auxitrol") in the Aerospace and Defense Group, and Federal Products Co. ("Federal") and Korry Electronics Co. ("Korry") in the Instrumentation Group.

         The Company's senior management group joined the Company in 1987. In its efforts to improve shareholder returns, management has downsized and restructured the Company and navigated it through extended downturns in both the electronics capital goods and commercial aerospace and defense markets. Since October 31, 1989, senior management has reduced the Company's total debt from $172.1 million to $40.9 million at October 31, 1996. During February 1996, the Company completed a public offering (the "Public Offering") which generated funds that are available for general corporate purposes including the acquisition of companies.

         In August 1996, the Company acquired the assets of Mason Electric Co. which became a part of the Aerospace and Defense Group. Also during the year, the Company acquired a noncontrolling equity interest in a company and executed an agreement to acquire a product line. The Company is continuing its plan for growth through the acquisition of companies and product lines, the development of new products and the search for new applications of current products.

         (b)  Financial Information About Industry Segments.

         A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to the Company's business segments for the fiscal years ended October 31, 1996, 1995 and 1994 is incorporated herein by reference to Note 13 to the Company's Consolidated Financial Statements on pages 44 and 45 of the Annual Report to Shareholders for the fiscal year ended October 31, 1996.

         (c) Narrative Description of Business.

         The Company consists of 13 individual businesses segmented into three groups. Specific comments covering all of the Company's business segments and operating units are set forth below.

    AUTOMATION GROUP

         The Automation Group consists of four subsidiaries of which Excellon and Whitney are the principal subsidiaries. In fiscal 1996 and 1995, the Automation Group accounted for 42% and 44%, respectively, of the Company's net sales. Equipment Sales Co. ("ESCI") and Tulon Co. ("Tulon") comprise the remaining members of the Automation Group.

      Excellon

         Excellon is a leading manufacturer of highly efficient automated drilling systems for the printed circuit board manufacturing industry. Excellon experienced significant growth during 1995 but experienced a drop off midway through 1996 due to uncertainty among automated manufacturing equipment users, especially in the printed circuit board ("PCB") industry, as they delayed capital purchase decisions. Nonetheless, growing capacity requirements of printed circuit board manufacturers and the proliferation of increasingly more complex boards is continuing to render older printed circuit board drilling machines obsolete, therefore providing continued demand for Excellon machines. As the number of electronic applications multiply, board designers are forced to integrate increasingly more functions into smaller packages, requiring more PCB holes, smaller holes and much tighter tolerances between holes. Management believes that its drilling systems enable its customers to achieve one of the lowest costs per hole, an increasingly important consideration in the cost-conscious electronics industry.

         Excellon's high levels of research and development expenditures are key to maintaining its important technology lead. Excellon's latest product developments are micro-drilling machines that automatically load or unload circuit boards in combination with fully integrated material handling systems. These drilling equipment systems, in combination with Excellon's powerful software, respond to customer needs for increased flexibility and smaller, shorter production runs in an automated production environment. These units feature a tool management system that provides access to 600 tools per spindle, integrated laser inspection for broken bits and full Z-axis control for precision depth drilling. Depending on the configuration ordered, Excellon's System 2000 machine, for example, can automatically load circuit board material onto one of five drilling stations, drill the board to exact pre-programmed specifications and then unload the finished boards. This level of automation translates into dramatic productivity advantages for Excellon's customers. An Excellon system can provide access to any function of the drilling machine, full process analysis traceability of system or operator performance and statistical process control. Its color touch-screen with easy-to-read menus available in nine different languages provides for ease of operation.

         In fiscal 1996, 1995 and 1994, printed circuit board drilling equipment accounted for 22%, 26% and 18% respectively, of the Company's consolidated net sales.

      Whitney

         Whitney designs and builds highly productive automated machine tool and material handling systems for cutting and punching sheet, plate and structural steel for construction, transportation, agricultural and mining equipment manufacturers and independent steel fabrication centers. Whitney produces equipment specifically designed for mid- to heavy-plate metal that enables manufacturers to meet rigid cut quality and accuracy standards. Whitney's computer-controlled heavy punching and cutting machines significantly reduce setup time, decrease work-in-process time and material handling and enable customers to utilize just-in-time production to lower inventory and costs. Management believes that Whitney's proprietary TRUECut(TM) oxygen plasma cutting technology virtually eliminates rejected parts and additional finish work, resulting in improved throughput and reduced cost per part. In its niche, Whitney is a leading supplier in the United States and has market positions in both Europe and Asia. Whitney continually evaluates new approaches to metal cutting such as laser technology, but to date has not found such technology to be competitive with Whitney's current systems in its market niche.

      Other

         ESCI acts as a sales representative for various manufacturers' products sold to the PCB assembly industry, including high-speed assembly equipment.

         Tulon produces tungsten carbide drill and router bits, commonly ranging in size from 7mm down to .25mm -- but some are as small as .10mm -- for use in PCB drilling equipment. Tulon utilizes computerized equipment which automatically inspects drill bits and provides the product consistency customers need for higher-technology drilling. Tulon's products can be used in drilling machines produced by other companies as well as the machines produced by Excellon.

      Backlog

         At October 31, 1996 the backlog of the Automation Group (all of which is expected to be filled during fiscal 1997) was $19.2 million compared with $35.9 million at October 31, 1995. The decrease was primarily attributable to uncertainty experienced by automated manufacturing equipment users.

    AEROSPACE AND DEFENSE GROUP

         The Aerospace and Defense Group consists of six subsidiaries of which Auxitrol and Armtec are the principal subsidiaries. In fiscal 1996 and 1995, the Aerospace and Defense Group accounted for 32% and 28%, respectively, of the Company's net sales. Hytek Finishes Co. ("Hytek"), Midcon Cables Co. ("Midcon"), TA Mfg. Co. ("TA") and Mason Electric Co. ("Mason") comprise the remaining companies in the Aerospace and Defense Group.

      Armtec

         Armtec manufactures molded fiber cartridge cases, mortar increments, igniter tubes and other combustible ammunition components for the United States Armed Forces and licenses such technology to foreign defense contractors and governments. Armtec currently is the only U.S. producer of combustible ordnance products utilized by the U.S. Army. These products include the 120mm combustible case used as the main armament system on the U.S. Army's M-1A1 and M-1A2 tanks, the 60mm, 81mm and 120mm combustible mortar increments and the 155mm combustible case for artillery ammunition. As opposed to metal cartridge casings, Armtec's products are part of the ammunition propulsion system and are combusted when fired. In fiscal 1996, Armtec was designated by the U.S. Army as having the preferred technology for its new generation 155mm artillery system.

      Auxitrol

         Auxitrol, headquartered in France, manufactures high precision temperature and pressure sensing devices used primarily in aerospace applications; liquid level measurement devices for ships and storage tanks; pneumatic accessories (including pressure gauges and regulators); and industrial alarms. Auxitrol's principal customers are jet and rocket engine manufacturers, aerospace equipment manufacturers, shipbuilders, petroleum companies, processors and electric utilities. Exhaust gas temperature sensing equipment for a jet engine manufacturer constitutes a significant portion of Auxitrol's sales. Auxitrol also distributes products manufactured by others, including valves, temperature and pressure switches and flow gauges.

         In addition, Auxitrol manufactures electrical penetration devices for nuclear power plants under license for sale in territories which cover European and certain other foreign countries. These penetration devices permit electrical signals to pass through containment domes while maintaining pressure integrity and signal continuity. Auxitrol is also part of a joint venture with a Russian company to facilitate use of its penetration devices in nuclear plants for Eastern Europe.

      Other

         Hytek provides specialized metal finishing and inspection services, including plating, anodizing, polishing, nondestructive testing and organic coatings, primarily to the commercial aircraft, aerospace and electronics markets. Hytek also serves the semi-conductor industry using an automated tin-lead plating line which employs some of the most advanced automated plating technology available.

         Midcon manufactures electronic and electrical cable assemblies and cable harnesses for the military, government contractors and the commercial electronics market, offering both product design services and product assembly to customer specifications. Its proprietary cable, EverFlex(TM), uses an internally developed, patented design to provide a unique solution to significant problems in wiring applications involving vibration, abrasion and repetitive movement.

         TA designs and manufactures specialty clamps and elastomeric compounds in custom molded shapes for wiring and tubing installations for airframe and jet engine manufacturers as well as military and commercial airline aftermarkets. TA's products include proprietary elastomers which are specifically formulated for various extreme applications, including high-temperature environments on or near a jet engine.

         Mason was acquired in August 1996 and is the newest addition to the Aerospace and Defense Group. Mason primarily manufactures control sticks, grips and wheels to aerospace customer specifications. Mason also manufactures specialized switching systems for commercial and military aircraft as well as for land- based military vehicles such as tanks and missile launchers.

      Backlog

         At October 31, 1996 the backlog of the Aerospace and Defense Group (of which $16.1 million is expected to be filled after fiscal 1997) was $71.6 million, compared with $36.3 million at October 31, 1995. This strong increase is due to improving aerospace markets as well as the addition of Mason.

    INSTRUMENTATION GROUP

         The Instrumentation Group consists of three subsidiaries of which Federal and Korry are the principal subsidiaries. In fiscal 1996 and 1995, the Group's net sales represented 26% and 28%, respectively, of the Company's net sales. Angus Electronics Co. ("Angus") is the other company in the Instrumentation Group.

      Federal

         Federal manufactures a broad line of high-precision analog and digital dimensional and surface measurement and inspection instruments as well as systems for a wide range of industrial quality control and scientific applications. Manufacturers use Federal equipment for direct shop-floor inspections to reduce costly rework at more advanced production stages. Federal's products include: dial indicators, air gauges, electronic gauges and other precision gauges where high-precision measurement is required; and custom-built and dedicated semi-automatic and automatic gauging systems. Distributed products manufactured by others include laser interferometer systems used primarily to check machine tool calibrations. Federal's equipment is used extensively in precision metal working. Its markets include the automotive, farm implement, construction equipment, aerospace, ordnance and bearing industries.

         In each of fiscal years 1996, 1995 and 1994, gauge products manufactured by Federal accounted for 12%, 12% and 13%, respectively, of the Company's consolidated net sales.

      Korry

         Korry is a market and technology leader in the manufacture of high-reliability electro-optical instrumentation components and systems, illuminated push button switches, indicators, panels and keyboards that act as human interfaces in a broad variety of control and display applications. Korry's products have been designed into many existing aircraft systems, and as a result, Korry enjoys a considerable spares and retrofit business. Korry's customers include original equipment manufacturers and the aftermarkets (equipment operators and spare parts distributors), primarily in the commercial aviation, airborne military, ground-based military equipment and shipboard military equipment markets. Korry's proprietary products provide its customers with a significant technological advantage in such areas as night vision -- a top defense priority -- and in the area of active matrix liquid crystal displays, a technology expected to have broad usage in commercial aerospace and military applications.

      Other

         Angus manufactures recording instruments together with other analytical, process and environmental monitoring instrumentation. These include analog strip chart and digital printout recorders as well as electronic and multi-channel microprocessor-based recording equipment. Customers of Angus include industrial equipment manufacturers, electric utilities, scientific laboratories, pharmaceutical manufacturers and process industries.

      Backlog

         At October 31, 1996, the backlog of the Instrumentation Group (of which $8.5 million is expected to be filled after fiscal 1997) was $36.4 million compared with $31.1 million at October 31, 1995. The Instrumentation Group's backlog is benefiting from the rising demands of customers in the aerospace markets.

    MARKETING AND DISTRIBUTION

         For most of the Company's products, the maintenance of a service capability is an integral part of the marketing function. Each of the Company's separate operating units maintains its own separate and distinct sales force, outside representatives or distributor relationships. In particular:

         Automation Group products manufactured by Excellon are marketed domestically principally through employees and in foreign markets through employees and independent distributors. Whitney products are sold principally through independent distributors and representatives.

         Aerospace and Defense Group products manufactured by Auxitrol are marketed through employees and independent representatives. Armtec's products are marketed domestically and abroad by employees and independent representatives.

         Instrumentation Group products manufactured by Federal and Korry are marketed domestically principally through employees and outside sales representatives and in foreign markets through both employees and independent representatives.

    RESEARCH AND DEVELOPMENT

         Currently, the Company's subsidiaries conduct product development and design programs with approximately 145 professional engineers, technicians and support personnel, supplemented by independent engineering and consulting firms when needed. In fiscal 1996, approximately $15.4 million was expended for research, development and engineering, compared with $16.6 million in 1995 and $13.7 million in 1994.

    FOREIGN OPERATIONS

         The Company's principal foreign operations consist of manufacturing facilities of Auxitrol located in France and Spain. In addition, other locations include a manufacturing facility of Tulon located in Mexico, sales and service operations of Excellon located in England, Germany and Japan, and sales offices of TA and Korry located in England and France, respectively. Whitney also has a small manufacturing and distribution facility in Italy. For further information regarding foreign operations, reference is made to Note 1 to the Consolidated Financial Statements on page 36, and Note 13 to the Consolidated Financial Statements on pages 44 and 45, of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1996, which is incorporated herein by reference.

    EMPLOYEES

         The Company and its subsidiaries had 3,137 employees at October 31, 1996. Less than 10% of these employees were members of an organized labor union.

    GOVERNMENT CONTRACTS AND SUBCONTRACTS

         As a contractor and subcontractor to the United States Government, the Company is subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. Although only 2% of the Company's sales are made directly to the United States Government, the Company's subcontracting activities account for approximately 9% of additional sales. Therefore, approximately 11% of the Company's sales are governed by rules favoring the government's contractual position. As a consequence, such contracts may be subject to protest or challenge by unsuccessful bidders or to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending, or other factors. The accuracy and appropriateness of certain costs and expenses used to substantiate direct and indirect costs of the Company for the United States Government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the United States Department of Defense.

    COMPETITION, PATENTS AND LEASES

         The Company's subsidiaries experience varying degrees of competition with respect to their products and services. The Company competes in most markets it serves with numerous other companies, many of which have far greater sales volume and financial resources. The principal competitive factors in the commercial markets in which the Company participates are product performance and service. Part of product performance requires expenditures in research and development that lead to product improvement on a rapid basis. The market for many of the Company's products may be affected by rapid and significant technological changes and new product introduction. Current competitors or new entrants could introduce new products with features that render the Company's products obsolete or less marketable. Excellon's principal competitors are Hitachi, Ltd. and Pluritec. Whitney's principal competitors are Cincinnati, Inc., Trumpf, Mazak and U.S. Amada. Auxitrol's principal competitors are Ametek and Rosemount. Federal's principal competitors are Starrett and Mitutoyo. Korry's principal competitors are Eaton-MSC and Ducommun Jay-El.

         The subsidiaries hold a number of patents but in general rely on technical superiority, exclusive features in their equipment and marketing and service to customers to meet competition. Licenses which help maintain a significant competitive advantage include a long-term license agreement under which Auxitrol manufactures and sells electrical penetration assemblies.

    SOURCES AND AVAILABILITY OF RAW MATERIALS AND COMPONENTS

         Due to the Company's diversification, the sources and availability of raw materials and components are not nearly as important as they would be for a company that manufactures a single product. However, certain components and supplies such as air bearing spindles purchased by Excellon and a few components purchased by Whitney and certain other raw materials and components purchased by other subsidiaries are purchased from a single source. In such instances, ongoing efforts are conducted to develop alternative sources or designs to help avoid the possibility of any business impairment.

    ENVIRONMENTAL MATTERS

         The Company is subject to federal, state, local and foreign laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances (together, "Environmental Laws").

         The Company's various operations use certain substances and generate certain wastes that are regulated as or may be deemed hazardous under applicable Environmental Laws, or for which the Company has incurred cleanup obligations. While the Company endeavors at each of its facilities to assure compliance with Environmental Laws, from time to time operations of the Company have resulted or may result in certain noncompliance with applicable requirements under Environmental Laws for which the Company has incurred cleanup and related costs. However, the Company believes that any such noncompliance or cleanup liability under current Environmental Laws would not have a material adverse effect on the Company's results of operations and financial condition.

         The Company has been identified as a potentially responsible party ("PRP"), pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), and analogous state Environmental Laws, for the cleanup of contamination resulting from past disposals of hazardous wastes at certain sites to which the Company, among others, sent wastes in the past. CERCLA requires PRPs to pay for cleanup of sites from which there has been a release or threatened release of hazardous substances. Courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the parties according to a volumetric or other standard. Although there can be no assurance, the Company believes, based on, among other things, a review of the data available to the Company regarding each such site, including the minor volumes of waste which the Company is alleged to have contributed, and a comparison of the Company's liability at each such site to settlements previously reached by the Company in similar cases, that it has adequately accrued for the estimated costs associated with such matters. Nonetheless, until the Company's proportionate share is finally determined at each such site, there can be no assurance that such matters, or any similar liabilities that arise in the future, will not have a material adverse effect on the Company's results of operations or financial condition.

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

         (d)  Financial Information About Foreign and Domestic
              Operations and Export Sales.

              See "Foreign Operations" above.


    ITEM 2.  PROPERTIES

         The following table summarizes the principal properties (in excess of 50,000 square feet) owned or leased by the Company and its subsidiaries as of October 31, 1996:

                                                Approximate
                               Type of           Number of      Owned
          Location            Facility          Square Feet   or Leased
          --------            --------          -----------   ---------
    Rockford, IL          Office and Plant (A)    257,000       Owned
    Providence, RI        Office and Plant (I)    166,000       Owned
    Torrance, CA          Office and Plant (A)    150,000       Leased
    Seattle, WA           Office and Plant (I)    138,000       Leased
    Coachella, CA         Office and Plant (D)    110,000       Owned
    Kent, WA              Office and Plant (D)     93,000       Owned
    Joplin, MO            Office and Plant (D)     92,000       Owned
    Bourges, France       Plant (D)                69,000       Owned
    Indianapolis, IN      Office and Plant (I)     63,000       Owned
    San Fernando, CA      Office and Plant (D)     52,000       Leased


         The Company group (business segment) operating each facility described above is indicated by the letter following the description of the facility, as follows:

         (A)- Automation
         (D)- Aerospace and Defense
         (I)- Instrumentation

         In addition to the properties listed above, a 64,000 square foot facility in Nashua, New Hampshire was sold in December 1996.
    Liabilities have been accrued for environmental remediation costs which could be incurred in the disposition of the New Hampshire facility.

    ITEM 3.  LEGAL PROCEEDINGS

         In October 1995, the Company identified irregularities in the allocation of certain labor charges at its Armtec Defense Products subsidiary and is participating in the Department of Defense Voluntary Disclosure Program. Management believes that the eventual outcome of this issue will not have a material adverse effect on the financial position or future operating results of the Company.

         In addition, the Company has various lawsuits and claims, both offensive and defensive, and contingent liabilities arising from the conduct of business, including those associated with Government contracting activities, none of which, in the opinion of management, is expected to have a material effect on the Company's financial position or results of operations. Liabilities have been accrued for environmental remediation costs expected to be incurred in the disposition of manufacturing facilities. No provision has been recorded for environmental remediation costs which could result from changes in laws or other circumstances currently not contemplated by the Company.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1996.


                                  PART II

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
    STOCKHOLDER MATTERS

         The following information which appears in the Company's Annual Report to Shareholders for fiscal 1996 is hereby incorporated by reference:

         (a) The high and low market sales prices of the Company's common stock for each quarterly period during the fiscal years ended October 31, 1996 and 1995, respectively (page 31 of the Annual Report to Shareholders).

         (b) Restrictions on the ability to pay future cash dividends (Note 6 to Consolidated Financial Statements, page 40 of the Annual Report to Shareholders).

         No cash dividends were paid during the fiscal years ended October 31, 1996 and 1995 as the Company continued its policy of retaining all internally generated funds to support the long-term growth of the Company and to retire debt obligations.

         On January 17, 1997, there were approximately 1,001 record holders of the Company's common stock.

         The principal market for the Company's common stock is the New York Stock Exchange.

    ITEM 6.  SELECTED FINANCIAL DATA

         The Company hereby incorporates by reference the Selected Financial Data of the Company which appears on page 31 of the Company's Annual Report to Shareholders for fiscal 1996.

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

         The Company hereby incorporates by reference Management's Discussion and Analysis of Results of Operations and Financial Condition which is set forth on pages 26-30 of the Company's Annual Report to Shareholders for fiscal 1996.

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company hereby incorporates by reference the Consolidated Financial Statements and the report thereon of Deloitte & Touche LLP, dated December 11, 1996, which appear on pages 32-47 of the Company's Annual Report to Shareholders for fiscal 1996.

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                  PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)  Directors.

         The Company hereby incorporates by reference the information set forth under "Election of Directors" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 5, 1997, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 17, 1997.

         (b)  Executive Officers.

         The names and ages of all executive officers of the Company and the positions and offices held by such persons as of January 17, 1997 are as follows:

           Name                 Position with the Company            Age
    ------------------          -------------------------            ---
    Wendell P. Hurlbut          Chairman, President and               65
                                  Chief Executive Officer
    Robert W. Cremin            Executive Vice President and          56
                                 Chief Operating Officer
    Robert W. Stevenson         Executive Vice President and          57
                                 Chief Financial Officer,
                                 Secretary and Treasurer
    Larry A. Kring              Group Vice President                  56
    Stephen R. Larson           Group Vice President                  52
    Marcia J. M. Greenberg      Vice President, Human Relations       44

         Mr. Hurlbut has been Chairman, President and Chief Executive Officer since January 1993. From February 1989 through December 1992, he was President and Chief Executive Officer and a director. From June 1988 to February 1989, he was President and Chief Operating Officer. From November 1987 to June 1988, he was Executive Vice President, Operations. From October 1978 to September 1989, Mr. Hurlbut served in various capacities ranging from Group Vice President to President and Chief Executive Officer of Criton Technologies. From November 1972 to October 1978 he served as President of Heath Tecna Aerospace Company. Mr. Hurlbut has a B.S. degree in Engineering from the University of Washington. Mr. Hurlbut is also a member of the Board of Directors of the National Association of Manufacturers.

         Mr. Cremin has been Executive Vice President and Chief Operating Officer since October 1996. From January 1991 to October 1996, he was Senior Vice President and Group Executive. From October 1987 to December 1990, he was Group Vice President. From July 1976 to September 1989, Mr. Cremin served in various capacities ranging from Director, Program Analysis to Group Vice President of Criton Technologies. Mr. Cremin has a M.B.A. from the Harvard Business School and a B.S. degree in Metallurgical Engineering from Polytechnic Institute of Brooklyn.

         Mr. Stevenson has been Executive Vice President, Chief Financial Officer, Secretary and Treasurer since October 1987. From March 1968 to September 1989, Mr. Stevenson served in various capacities ranging from Assistant Controller to Executive Vice President, Chief Financial Officer and Secretary of Criton Technologies. Mr. Stevenson has a M.B.A. from the Wharton School of Business at the University of Pennsylvania and a B.A. degree from Stanford University.

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

         Mr. Larson has been Group Vice President since April 1991. From February 1978 to March 1991, he held various executive positions with Korry Electronics, a subsidiary of the Company, including President and Executive Vice President, Marketing. Mr. Larson has a M.B.A. degree from the University of Chicago and a B.S. degree in Electrical Engineering from Northwestern University.

         Ms. Greenberg has been Vice President, Human Resources since March 1993. From January 1992 to February 1993, she was a partner in the law firm of Bogle & Gates, Seattle, Washington. From August 1984 to December 1991, she was an associate attorney with Bogle & Gates. Ms. Greenberg has a J.D. degree from Northwestern University School of Law and a B.A. degree from Portland State University.

    ITEM 11.  EXECUTIVE COMPENSATION

         The Company hereby incorporates by reference the information set forth under "Executive Compensation" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 5, 1997, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 17, 1997.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT

         The Company hereby incorporates by reference the information with respect to stock ownership set forth under "Security Ownership of Certain Beneficial Owners and Management" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 5, 1997, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 17, 1997.

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


                                  PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K

         (a)(1) Financial Statements.

         The following consolidated financial statements, together with the report thereon of Deloitte & Touche LLP, dated December 11, 1996, appearing on pages 32-47 of the Company's Annual Report to Shareholders for fiscal 1996, are hereby incorporated by reference:

                                                               Annual Report
                                                                Page Number
                                                               -------------
         Consolidated Statement of Operations Years ended
            October 31, 1996, 1995 and 1994 . . . . . . .           32

         Consolidated Balance Sheet -- October 31, 1996 and
            1995                                                    33

         Consolidated Statement of Cash Flows -- Years ended
            October 31, 1996, 1995 and 1994 . . . . . . .           34

         Consolidated Statement of Shareholders' Equity --
            Years ended October 31, 1996, 1995 and 1994 .           35

         Notes to Consolidated Financial Statements . . .        36-46

         Report of Independent Auditors . . . . . . . . .           47

         (a)(2) Financial Statement Schedules.

         The following additional financial data should be read in conjunction with the consolidated financial statements in the Annual Report to Shareholders for the fiscal year ended October 31, 1996:

         Independent Auditors' Report
         Schedule VIII  -- Valuation and Qualifying Accounts and
         Reserves, see page 21.

         (a)(3) Exhibits.

         Exhibit
         Number                          Exhibit
         -------                         -------
          3.1 Composite Restated Certificate of Incorporation of the Company as amended by Certificate of Amendment dated March 14, 1990. (Incorporated by reference to Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1990.)

          3.2 By-laws of the Company, as amended and restated December 15, 1988. (Incorporated by reference to
                     Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1988.)

          4.2 Form of Rights Agreement, dated as of December 9, 1992, between the Company and Chemical Bank, which includes as Exhibit A thereto the form of Certificate of Designation, Preferences and Rights of Series A Serial Preferred Stock and as Exhibit B thereto the form of Rights Certificate (Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed December 17, 1992.)

          10.1 Amendment of Lease and Agreement, dated March 11, 1959, between the City of Torrance, California, and Longren Aircraft Company, Inc., as original lessee; Lease, dated July 1, 1959, between the City of Torrance and Aeronca Manufacturing Corporation, as original lessee; and Assignment of Ground Lease, dated September 26, 1985, from Robert G. Harris, as successor lessee under the foregoing leases, to Excellon Industries, Inc., relating to principal manufacturing facility of Excellon at 24751 Crenshaw Boulevard, Torrance, California. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1986.)

          10.4 Industrial Lease dated July 17, 1984 between 901 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 901 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.)

          10.4a Fourth Amendment dated July 27, 1994 to Industrial Lease dated July 17, 1984 between Houg Family Partnership, as successor to 901 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.4a to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.)

          10.5 Industrial Lease dated July 17, 1984 between 801 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 801 Dexter Avenue N., Seattle Washington. (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.)

          10.5a Fourth Amendment dated March 28, 1994 to Industrial Lease dated July 17, 1984 between Michael Maloney and the Bancroft & Maloney general partnership, as successor to 801 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.5a to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.)

          10.9 Note Agreement, dated as of July 15, 1992, among Esterline Technologies Corporation, certain of its subsidiaries, The Northwestern Mutual Life Insurance Company and New England Mutual Life Insurance Company relating to 8.75% Senior Notes due July 30, 2002 of Esterline Technologies Corporation and certain of its subsidiaries. (Incorporated by reference to Exhibit
                     10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1992.)

          10.9a Amendment to Note Agreement, executed as of October 31, 1993, to that certain Note Agreement, dated and effective as of July 15, 1992 , among Esterline Technologies Corporation, certain of its subsidiaries, The Northwestern Mutual Life Insurance Company and New England Mutual Life Insurance Company relating to 8.75% Senior Notes due July 30, 2002 of Esterline Technologies Corporation and certain of its subsidiaries. (Incorporated by reference to Exhibit 10.9a to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

          10.10 Compensation of Directors. (Incorporated by reference to first paragraph under "Other Information as to Directors" in the definitive form of the Company's Proxy Statement, relating to its 1997 Annual Meeting of Shareholders to be held on March 5, 1997, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 17, 1997.)

          10.21 Credit Agreement executed and effective as of October 31, 1996 among Esterline Technologies Corporation and certain of its subsidiaries, various financial institutions and Bank of America, National Trust and Savings Association, as Agent.

          10.22 Real Property Lease and Sublease, dated June 28, 1996, between 810 Dexter L.L.C. and Korry Electronics Co.

          11 Schedule setting forth computation of earnings per share for the five fiscal years ended October 31, 1996.

          13 Portions of the Annual Report to Shareholders for the fiscal year ended October 31, 1996, incorporated by reference herein.

          21         List of subsidiaries.

          23         Consent of Deloitte & Touche LLP.

          27         Financial Data Schedule.

         Exhibit            Management Contracts or
         Number          Compensatory Plan Arrangements
         -------         ------------------------------
          10.13      Amended and Restated 1987 Stock Option Plan.
                     (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1992.)

          10.15 Esterline Corporation Supplemental Retirement Income Plan for Key Executives. (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

          10.16c Esterline Corporation Long-Term Incentive Compensation Plan, Fiscal Years 1993 through 1996. (Incorporated by reference to Exhibit 10.16c to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

          10.16d Esterline Corporation Long-Term Incentive Compensation Plan, Fiscal Years 1994 through 1997. (Incorporated by reference to Exhibit 10.16d to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.)

          10.16e Esterline Technologies Corporation Long-Term Incentive Compensation Plan, Fiscal Years 1995 through 1998.

          10.16f Esterline Technologies Corporation Long-Term Incentive Compensation Plan, Fiscal Years 1996 through 1999.

          10.19 Executive Officer Termination Protection Agreement. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992.)

          10.20c     Esterline Technologies Corporation Corporate
                     Management Incentive Compensation Plan for Fiscal Year
                     1997.

         (b)  Reports on Form 8-K.

         There were no Reports on Form 8-K filed during the fourth quarter of fiscal year 1996.



                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ESTERLINE TECHNOLOGIES CORPORATION
                                              (Registrant)

                                  By  /s/ Robert W. Stevenson
                                    ------------------------------------
                                          Robert W. Stevenson
                                       Executive Vice President,
                                   Chief Financial Officer, Secretary
                                   and Treasurer (Principal Financial
                                        and Accounting Officer)

    Dated:   January 29, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    /s/ Wendell P. Hurlbut   Director, Chairman, President    January 29, 1997
    ----------------------   and Chief Executive Officer      ----------------
     (Wendell P. Hurlbut)    (Principal Executive Officer)    Date

    /s/ Robert W. Stevenson  Executive Vice President,        January 29, 1997
    ----------------------   Chief Financial Officer,         ----------------
    (Robert W. Stevenson)    Secretary and Treasurer          Date
                             (Principal Financial and
                             Accounting Officer)

    /s/ Gilbert W. Anderson  Director                         January 29, 1997
    -----------------------                                   ----------------
    (Gilbert W. Anderson)                                     Date

    /s/ John F. Clearman     Director                         January 29, 1997
    -----------------------                                   ----------------
    (John F. Clearman)                                        Date

    /s/ Edwin I. Colodny     Director                         January 29, 1997
    -----------------------                                   ----------------
    (Edwin I. Colodny)                                        Date

    /s/ E. John Finn         Director                         January 29, 1997
    ----------------------                                    ----------------
    (E. John Finn)                                            Date

    /s/ Robert F. Goldhammer Director                         January 29, 1997
    ----------------------                                    ----------------
    (Robert F. Goldhammer)                                    Date

    /s/ Jerome J. Meyer      Director                         January 29, 1997
    ----------------------                                    ----------------
    (Jerome J. Meyer)                                         Date

    /s/ Paul G. Schloemer    Director                         January 29, 1997
    ---------------------                                     ----------------
    (Paul G. Schloemer)                                       Date

    /s/ Malcolm T. Stamper   Director                         January 29, 1997
    ---------------------                                     ----------------
    (Malcolm T. Stamper)                                      Date



  REPORT OF INDEPENDENT AUDITORS

  To the Shareholders and the Board of Directors
  Esterline Technologies Corporation
  Bellevue, Washington

  We have audited the consolidated financial statements of Esterline Technologies Corporation as of October 31, 1996 and 1995, and for each of the three years in the period ended October 31, 1996, and have issued our report thereon dated December 11, 1996; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Esterline Technologies Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  /s/ Deloitte & Touche LLP

  Seattle, Washington
  December 11, 1996




   ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
   SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
   (in thousands)

   For Years Ended October 31, 1996, 1995 and 1994

                                                    Deduction for
                            Balance at   Additions   Purpose for   Balance
                            Beginning    Charged    which Reserve   at End
    Description              of Year     to Income   was Created   of Year
    -----------             ----------   ---------  -------------  -------
   Reserve for doubtful
    accounts receivable

   Year Ended October 31
   ---------------------
   1996                     $   4,117    $     782   $   (815)    $   4,084
                            =========    =========   =========    =========
   1995                     $   2,201    $   2,095   $   (179)    $   4,117
                            =========    =========   =========    =========
   1994                     $   2,417    $     117   $   (333)    $   2,201
                            =========    =========   =========    =========
   Restructuring reserves related to
        accounts receivable and inventory

   Year Ended October 31
   ---------------------
   1996                     $   1,195    $   --      $   --       $   1,195

   1995                     $   3,546    $   --      $ (2,351)    $   1,195

   1994                     $   3,890    $   --      $   (344)    $   3,546


                     ESTERLINE TECHNOLOGIES CORPORATION
                   Form 10-K Report for Fiscal Year Ended
                              October 31, 1996

                             INDEX TO EXHIBITS

        Exhibit
        Number                   Exhibit                           Page No.
        -------                  -------                           --------
        3.1        Composite Restated Certificate of
                   Incorporation of the Company as amended
                   by Certificate of Amendment dated March
                   14, 1990. (Incorporated by reference to
                   Exhibit 19 to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended
                   July 31, 1990.)

        3.2 By-laws of the Company, as amended and restated December 15, 1988. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1988.)

        4.2 Form of Rights Agreement, dated as of December 9, 1992, between the Company and Chemical Bank, which includes as Exhibit A thereto the form of Certificate of Designation, Preferences and Rights of Series A Serial Preferred Stock and as Exhibit B thereto the form of Rights Certificate (Incorporated by reference to
                   Exhibit 1 to the Company's Registration
                   Statement on Form 8-A filed December 17,
                   1992.)

        10.1 Amendment of Lease and Agreement, dated March 11, 1959, between the City of Torrance, California, and Longren Aircraft Company, Inc., as original lessee; Lease, dated July 1, 1959, between the City of Torrance and Aeronca Manufacturing Corporation, as original lessee; and Assignment of Ground Lease, dated September 26, 1985, from Robert G. Harris, as successor lessee under the foregoing leases, to Excellon Industries, Inc., relating to principal manufacturing facility of Excellon at 24751 Crenshaw Boulevard, Torrance, California.
                   (Incorporated by reference to Exhibit
                   10.1 to the Company's Annual Report on
                   Form 10-K for the fiscal year ended
                   October 31, 1986.)

        10.4 Industrial Lease dated July 17, 1984 between 901 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third
                   Amendment to Lease dated September 1,
                   1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 901 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.) Exhibit Number Exhibit Page No.

        10.4a Fourth Amendment dated July 27, 1994 to Industrial Lease dated July 17, 1984 between Houg Family Partnership, as successor to 901 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.4a to the Company's sAnnual Report on Form 10-K for the fiscal year ended October 31, 1994.)

        10.5 Industrial Lease dated July 17, 1984 between 801 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third
                   Amendment to Lease dated September 1,
                   1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 801 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.)

        10.5a Fourth Amendment dated March 28, 1994 to Industrial Lease dated July 17, 1984 between Michael Maloney and the Bancroft
                   & Maloney general partnership, as
                   successor to 801 Dexter Associates, and
                   Korry Electronics Co. (Incorporated by
                   reference to Exhibit 10.5a to the Compan's
                   Annual Report on Form 10-K for the
                   fiscal year ended October 31, 1994.)

        10.9 Note Agreement, dated as of July 15, 1992, among Esterline Technologies Corporation, certain of its subsidiaries, The Northwestern Mutual Life Insurance Company and New England Mutual Life Insurance Company relating to 8.75% Senior Notes due July 30, 2002 of Esterline Technologies Corporation and certain of its subsidiaries.
                   (Incorporated by reference to Exhibit
                   10.9 to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended July 31, 1992.)

        10.9a Amendment to Note Agreement, executed as of October 31, 1993, to that certain Note Agreement, dated and effective as of July 15, 1992 , among Esterline Technologies Corporation, certain of its subsidiaries, The Northwestern Mutual Life Insurance Company and New England Mutual Life Insurance Company relating to 8.75% Senior Notes due July 30, 2002 of Esterline Technologies Corporation and certain of its subsidiaries.
                   (Incorporated by reference to Exhibit
                   10.9a to the Company's Annual Report on
                   Form 10-K for the fiscal year ended
                   October 31, 1993.)

        10.10 Compensation of Directors. (Incorporated by reference to first paragraph under "Other Information as to Directors" in the definitive form of the Company's Proxy Statement, relating to its 1997 Annual Meeting of Shareholders to be held on March 5, 1997, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 17, 1997.)

        10.21      Credit Agreement executed and effective
                   as of October 31, 1996 among Esterline
                   Technologies Corporation and certain of
                   its subsidiaries, various financial
                   institutions and Bank of America,
                   National Trust and Savings Association,
                   as Agent.                                            26

        10.22      Real Property Lease and Sublease, dated
                   June 28, 1996, between 810 Dexter L.L.C.
                   and Korry Electronics Co.                           119

        11         Schedule setting forth computation of
                   earnings per share for the five fiscal
                   years ended October 31, 1996.                       141

        13         Portions of the Annual Report to
                   Shareholders for the fiscal year ended
                   October 31, 1996, incorporated by
                   reference herein.                                   143

        21         List of subsidiaries.                               165

        23         Consent of Deloitte & Touche LLP.                   166

        27         Financial Data Schedule

        Exhibit              Management Contracts or
        Number           Compensatory Plan Arrangements
        -------          ------------------------------
        10.13 Amended and Restated 1987 Stock Option Plan. (Incorporated by reference to
                   Exhibit 10.13 to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended
                   January 31, 1992.)

        10.15      Esterline Corporation Supplemental
                   Retirement Income Plan for Key
                   Executives. (Incorporated by reference to
                   Exhibit 10.15 to the Company's Annual
                   Report on Form 10-K for the fiscal year
                   ended October 31, 1989.)

        10.16c Esterline Corporation Long-Term Incentive Compensation Plan, Fiscal Years 1993 through 1996. (Incorporated by reference to Exhibit 10.16c to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

        10.16d Esterline Corporation Long-Term Incentive Compensation Plan, Fiscal Years 1994 through 1997. (Incorporated by reference to Exhibit 10.16d to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.)

        10.16e     Esterline Technologies Corporation
                   Long-Term Incentive Compensation Plan,
                   Fiscal Years 1995 through 1998.                    167

        10.16f     Esterline Technologies Corporation
                   Long-Term Incentive Compensation Plan,
                   Fiscal Years 1996 through 1999.                    173

        10.19      Executive Officer Termination Protection
                   Agreement. (Incorporated by reference to
                   Exhibit 10.19 to the Company's Annual
                   Report on Form 10-K for the fiscal year
                   ended October 31, 1992.)

        10.20c     Esterline Technologies Corporation
                   Corporate Management Incentive
                   Compensation Plan for Fiscal Year 1997.            179