Form 10-Q
period 1997-01-03
ESTERLINE TECHNOLOGIES CORP
filed 1997-03-17
CIK 33619

FOOTER B HAS BEEN ENTERED (DRAFT)
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                         __________________________

                                   FORM 10-Q

        (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended        January 31, 1997
                                     ---------------------------------------

                                      OR

        ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ---------------- to ------------------

        Commission file number   1-6357
                              ----------------------------------------------

                      ESTERLINE TECHNOLOGIES CORPORATION
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Delaware                      13-2595091
         ----------------------------         ----------------
         (State or other jurisdiction         (I.R.S. Employer
       of incorporation or organization)    Identification No.)

               10800 NE 8th Street, Bellevue, Washington  98004
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

        Yes    X       No
            ------        ------

        As of March 13, 1997, 8,530,034 shares of the issuer's common stock were outstanding.


                        PART 1 - FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS
        -------   --------------------

                      ESTERLINE TECHNOLOGIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                  As of January 31, 1997 and October 31, 1996
                     (In thousands, except share amounts)

                                               January 31,   October 31,
                                                  1997          1996
                                              ------------   -----------
        ASSETS                                (unaudited)
        ------
        Current Assets
           Cash and equivalents                 $ 47,706     $  46,436
           Accounts receivable, net of
              allowances of $4,260 and
              $4,084 for doubtful accounts        58,442        69,120
           Inventories
              Raw materials and purchased
                parts                             17,359        15,880
              Work in process                     22,998        23,195
              Finished goods                       8,374         6,324
                                                --------      --------
                                                  48,731        45,399
                                                --------      --------
           Deferred income taxes                  14,851        15,321
           Prepaid expenses                        2,404         2,504
                                                --------      --------
              Total Current Assets               172,134       178,780
                                                --------      --------
        Property, Plant and Equipment            168,166       160,303
           Accumulated depreciation              114,263       106,813
                                                --------      --------
                                                  53,903        53,490
                                                --------      --------

        Intangibles, net and Other Assets         41,149        44,376
                                                --------     ---------
                                                $267,186     $ 276,646
                                                ========     =========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
        Current Liabilities
           Accounts payable                     $ 21,379     $  20,836
           Accrued liabilities                    57,804        68,492
           Credit facilities                       6,433         5,242
           Current maturities of long-term debt    6,040         6,660
           Federal and foreign income taxes        1,534         4,105
                                                --------     ---------
              Total Current Liabilities           93,190       105,335
                                                --------     ---------

        Long-Term Debt                            29,310        29,007
        Shareholders' Equity
           Common stock, par value $.20 per
              share, authorized 30,000,000
              shares, issued and outstanding
              8,521,626 and 8,501,668 shares       1,704         1,700
           Capital in excess of par value         48,393        48,417
           Retained earnings                      97,445        93,686
           Cumulative translation adjustment      (2,856)       (1,499)
                                                --------     ---------
              Total Shareholders' Equity         144,686       142,304
                                                --------     ---------
                                                $267,186     $ 276,646
                                                ========     =========

                      ESTERLINE TECHNOLOGIES CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
             For the Three Months Ended January 31, 1997 and 1996
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                      Three Months Ended
                                                          January 31,
                                                      ------------------
                                                        1997    1996
                                                        ----    ----
        Net Sales                                     $82,198  $83,997

        Costs and Expenses

          Cost of sales                                50,109   50,695

          Selling, general and administrative          26,191   27,032

          Interest income                                (636)    (263)

          Interest expense                                957    1,185
                                                       ------   ------
        Earnings Before Income Taxes                    5,577    5,348

        Income Tax Expense                              1,818    1,999
                                                      -------  -------
        Net Earnings                                  $ 3,759  $ 3,349
                                                      =======  =======
        Net Earnings Per Share                        $   .43  $   .48
                                                      =======  =======

                      ESTERLINE TECHNOLOGIES CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Three Months Ended January 31, 1997 and 1996
                                   (Unaudited)
                                 (In thousands)

                                                     Three Months Ended
                                                        January 31,
                                                     ------------------
                                                       1997      1996
                                                      -------  --------
        Cash Flows Provided (Used) by Operating
          Activities
          Net earnings                               $ 3,759   $ 3,349
          Depreciation and amortization                4,126     3,711
          Deferred income taxes                        1,020       ---
          Working capital changes
            Accounts receivable                        9,497     7,164
            Inventories                               (4,047)   (3,587)
            Prepaid expenses                              59      (555)
            Accounts payable                           1,128    (1,555)
            Accrued liabilities                      (10,318)   (3,245)
            Federal and foreign income taxes          (2,567)    1,511
          Other, net                                     791       330
                                                     -------   -------
                                                       3,448     7,123
                                                     -------   -------
        Cash Flows Provided (Used) by Investing
        Activities
          Capital expenditures                        (3,361)   (4,391)
          Capital dispositions                           605       295
                                                     -------   -------
                                                      (2,756)   (4,096)
                                                     -------   -------

        Cash Flows Provided (Used) by Financing
        Activities
          Net change in credit facilities              1,549     1,185
          Repayment of long-term debt                   (227)     (842)
                                                     -------   -------
                                                       1,322       343
                                                     -------   -------
        Effect of Exchange Rates                        (744)     (718)
                                                     -------   -------
        Net Increase in Cash and Equivalents           1,270     2,652

        Cash and Equivalents - Beginning of Period    46,436    22,097
                                                     -------   -------
        Cash and Equivalents - End of Period         $47,706   $24,749
                                                     =======   =======
        Supplemental Cash Flow Information
          Cash paid during the period for
            Interest expense                         $ 1,651   $ 2,045
            Income taxes                               2,887       354



                      ESTERLINE TECHNOLOGIES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Three Months Ended January 31, 1997 and 1996

     1. The consolidated balance sheet as of January 31, 1997 and the consolidated statements of operations and cash flows for the three months ended January 31, 1997 and 1996 are unaudited, but in the opinion of management all adjustments necessary to present fairly the financial statements referred to above have been made. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results for the full year.

     2. The notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.


        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        ------    OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES
                  --------------------------------------------------
        Certain statements in this Form 10-Q contain forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Such statements involve risks and uncertainties regarding matters that could significantly affect expected results including information about industry trends, growth, orders, capital expenditures and backlog. Thus, actual results may vary materially from these forward-looking statements depending on a variety of factors which include but are not limited to changes in the telecommunications, computer, aerospace and defense markets; reductions, terminations or changes in U.S. Government defense budget priorities; variability of capital equipment markets and other risks which are detailed in other Company documents filed with the Securities and Exchange Commission. The Company does not undertake any obligation to publicly release the results of any revisions that may be made to these forward-looking statements to reflect any future events or circumstances.

        RESULTS OF OPERATIONS

        Three Months Ended January 31, 1997 Compared to Three Months Ended January 31, 1996

        Net sales for the first three months of 1997 were $82.2 million compared with $84 million in the same period in 1996. Aerospace/Defense Group sales were up $8 million, or 38%, over the same period in 1996. The increase in sales is attributed to the improving aerospace markets along with sales associated with the newly acquired Mason Electric Co. Instrumentation Group sales also were up slightly over the same period in 1996. These two Groups combined to essentially offset the decline in Automation Group sales of $10.3 million, or 25%, when compared with the same period in 1996. The Automation Group's sales for the first three months of 1996 were strong with Excellon largely contributing to the performance. During the latter part of 1996, however, Excellon experienced a downturn in sales due to uncertainty among automated manufacturing equipment users which delayed capital purchase decisions. Although Excellon's sales for the first three month of 1997 remained dampened, a significant rebound in new orders since last spring's decline suggests improving market conditions.

        Net sales for the three months ended January 31, by Group, were as follows:
        (In thousands)
                                          1997           1996
                                         -------       -------
             Automation                  $30,936       $41,254
             Aerospace and Defense        28,793        20,836
             Instrumentation              22,469        21,907
                                         -------       -------
             Total Sales                 $82,198       $83,997
                                         =======       =======

        Total gross margin as a percent of sales declined by 1%, to 39%, in comparison with the same period in 1996. Group gross margins ranged from 36% to 41% in the first three months of 1997 compared with 38% to 41% during the same period in 1996. Selling, general and administrative expenses for the first three months of 1997 totaled $26.2 million and were $841,000, or 3%, lower than in the first three months of 1996.

        The effective income tax rate for the first three months of 1997 decreased to 33% from 37% during the same period in 1996 as the result of management's decision to invest cash in tax-exempt securities.

        Orders for the first three months of 1997 were $85.2 million, compared with $77.6 million in the same period in 1996. Companywide backlog at January 31, 1997 was $130.2 million, compared with $96.8 million at January 31, 1996. The increase in backlog is primarily associated with the Aerospace/Defense Group's improving aerospace markets and the Mason acquisition. Approximately $29.2 million in backlog is scheduled to ship after fiscal 1997. All orders in backlog are subject to cancellation until delivery.

        LIQUIDITY AND CAPITAL RESOURCES

        Cash and equivalents on hand at January 31, 1997 totaled
        $47.7 million, an increase of $1.3 million from October 31, 1996. Current assets decreased $6.6 million in the first three months of 1997. This decrease was primarily due to a $10.7 million decrease in accounts receivable offset by an increase in cash and equivalents and inventory of $4.6 million. Current liabilities decreased $12.1 million primarily due to declines in accrued liabilities and income taxes payable of $10.7 million and $2.6 million, respectively. Net working capital increased $5.5 million from $73.4 million at October 31, 1996 to $78.9 million at January 31, 1997.

        Capital expenditures, consisting of buildings, machinery, equipment and computers, are anticipated to be approximately $27 million during fiscal 1997, compared with $17.2 million in fiscal 1996. The planned increase in capital expenditures for fiscal 1997 primarily relates to the need for new, expanded manufacturing facilities. The construction of two new Aerospace/Defense Group manufacturing facilities is scheduled to begin in March and August 1997, respectively. Capital expenditures for the three months ended January 31, 1997 totaled $3.4 million and were concentrated in the Aerospace/Defense and Instrumentation Groups for building improvements, computers, machinery and equipment.

        Total debt at January 31, 1997 was $41.8 million, a slight increase over the $40.9 million at October 31, 1996. Of the total debt outstanding at January 31, 1997, $34.3 million was outstanding under the Company's 8.75% Senior Notes, and $7.5 million was outstanding under various foreign currency debt agreements. The annual principal repayment of $5.7 million on the 8.75% Senior Notes is scheduled to be made on July 30, 1997. This repayment schedule will continue annually until maturity on July 30, 2002.


                          PART II - OTHER INFORMATION

        ITEM 1.   LEGAL PROCEEDINGS
        ------    -----------------
        In October 1995, the Company identified irregularities in the allocation of certain labor charges at its Armtec Defense Products subsidiary and is participating in the Department of Defense Voluntary Disclosure Program. Management believes that the eventual outcome of this issue will not have a material adverse effect on the financial position or future operating results of the Company.

        In addition, the Company has various lawsuits and claims, both offensive and defense, and contingent liabilities arising from the conduct of business, including those associated with Government contracting activities, none of which, in the opinion of management, is expected to have a material effect on the Company's financial position or results of operations.

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ------    ---------------------------------------------------
        At the Company's annual meeting of shareholders held on March 5, 1997, shareholders approved the following proposals:

             (a) The election of the following directors for three-year terms expiring at the 2000 annual meeting:

                                                     Votes Cast
                                               --------------------
                       Name                       For      Withheld
                       ----                    ---------   --------
                       Gilbert W. Anderson     6,886,910    29,864
                       Wendell P. Hurlbut      6,888,085    28,689
                       Malcolm T. Stamper      6,885,210    31,564

                  Current directors whose terms will continue after the 1997 annual meeting are John F. Clearman, Edwin
                  I. Colodny, E. John Finn, Robert F. Goldhammer,
                  Jerome J. Meyer and Paul G. Schloemer.

             (b)  The approval of the Company's 1997 Stock Option
                  Plan. (6,328,159 votes for, 517,384 votes against and 71,231 votes abstained).

             (c) The selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending
                  October 31, 1997.  (6,896,560 votes for, 5,867 votes
                  against and 14,347 votes abstained).

        There were no broker non-votes on any of the above proposals.


        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
        -------   --------------------------------
             (a)  Exhibits.

          Exhibit
           Number                   Exhibit
          -------                  --------
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

          10.10 Compensation of Directors. (Incorporated by reference to first paragraph under "Other
                  Information as to Directors" in the definitive form of the Company's Proxy Statement, relating to its 1997 Annual Meeting of Shareholders held on
                  March 5, 1997, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 17, 1997.)

          10.21 Credit Agreement executed and effective as of October 31, 1996 among Esterline Technologies Corporation and certain of its subsidiaries, various financial institutions and Bank of America, National Trust and Savings Association, as Agent. (Incorporated by reference to Exhibit 10.20c to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

          10.22 Real Property Lease and Sublease, dated June 28, 1996, between 810 Dexter L.L.C. and Korry Electronics Co. (Incorporated by reference to Exhibit 10.20c to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

          10.23   Single Tenant Industrial Lease, dated
                  April 1, 1994, between G&G 8th Street Partners,
                  Ltd., James and Loralee Cassidy and Mason Electric
                  Company.

          10.23a  Single Tenant Industrial Sublease, dated
                  August 1, 1996, between Mason Electric Company, Inc. and ME Acquisition Co.

          10.23b Amendment of Lease, Estoppel, and Consent to Sublease, dated August 6, 1996, between G&G 8th Street Partners, Ltd., Mason Electric Company, Inc. and ME Acquisition Co.

          11. Schedule setting forth computation of earnings per common share for the three months ended
                  January 31, 1997 and 1996.


                          Management Contracts or Compensatory
                                Plans or Arrangements
                          ------------------------------------
          10.13   Amended and Restated 1987 Stock Option
                  Plan. (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1992.)

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

          10.16e  Esterline Technologies Corporation Long-
                  Term Incentive Compensation Plan, Fiscal Years 1995 through 1998. (Incorporated by reference to Exhibit 10.20c to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

          10.16f  Esterline Technologies Corporation Long-
                  Term Incentive Compensation Plan, Fiscal Years 1996 through 1999. (Incorporated by reference to Exhibit 10.20c to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

          10.19   Executive Officer Termination Protection
                  Agreement.  (Incorporated by reference to Exhibit
                  10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992.)

          10.20c Esterline Technologies Corporation Corporate Management Incentive Compensation Plan for Fiscal Year 1997. (Incorporated by reference to
                  Exhibit 10.20c to the Company's Annual Report on Form 10-K for the fiscal year ended
                  October 31, 1996.)


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

                                   Esterline Technologies Corporation
                                             (Registrant)

        Date:  March 17, 1997      By:  /s/ Robert W. Stevenson
                                      --------------------------------
                                            Robert W. Stevenson
                                       Executive Vice President and
                                          Chief Financial Officer,
                                          Secretary and Treasurer
                               (Principal Financial and Accounting Officer)



                      ESTERLINE TECHNOLOGIES CORPORATION
                  Form 10-Q Report for the Three Months Ended
                               January 31, 1997

                               INDEX TO EXHIBITS
                               -----------------
        Exhibit                                                Page
        Number                    Exhibit                     Number
        -------                   -------                     ------
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

        10.21 Credit Agreement executed and effective as of October 31, 1996 among Esterline Technologies Corporation and certain of its subsidiaries, various financial institutions and Bank of America, National Trust and Savings Association, as Agent. (Incorporated by reference to Exhibit 10.20c to the Company's Annual Report on Form 10-K for the fiscal year ended
                  October 31, 1996.)

        10.22     Real Property Lease and Sublease, dated
                  June 28, 1996, between 810 Dexter L.L.C.
                  and Korry Electronics Co.   (Incorporated
                  by reference to Exhibit 10.20c to the
                  Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

        10.23     Single Tenant Industrial Lease, dated April 1,
                  1994, between G&G 8th Street Partners, Ltd.,
                  James and Loralee Cassidy and Mason Electric
                  Company.                                             19

        10.23a    Single Tenant Industrial Sublease, dated
                  August 1, 1996, between Mason Electric Company,
                  Inc. and ME Acquisition Co.                          62

        10.23b    Amendment of Lease, Estoppel, and Consent to
                  Sublease, dated August 6, 1996, between G&G
                  8th Street Partners, Ltd., Mason Electric
                  Company, Inc. and ME Acquisition Co.                 71

        11.       Schedule setting forth computation of earnings
                  per common share for the three months ended
                  January 31, 1997 and 1996.                           79

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

        10.16e    Esterline Technologies Corporation Long-
                  Term Incentive Compensation Plan, Fiscal
                  Years 1995 through 1998. (Incorporated by reference to Exhibit 10.20c to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

        10.16f    Esterline Technologies Corporation Long-
                  Term Incentive Compensation Plan, Fiscal
                  Years 1996 through 1999. (Incorporated by reference to Exhibit 10.20c to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

        10.19     Executive Officer Termination Protection
                  Agreement.  (Incorporated by reference to
                  Exhibit 10.19 to the Company's Annual
                  Report on Form 10-K for the fiscal year
                  ended October 31, 1992.)

        10.20c    Esterline Technologies Corporation
                  Corporate Management Incentive Compensation
                  Plan for Fiscal Year 1997. (Incorporated by reference to Exhibit 10.20c to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)


                                                         EXHIBIT 10.23

                        SINGLE TENANT INDUSTRIAL LEASE

        1.   BASIC PROVISIONS ("BASIC PROVISIONS")

             1.1 PARTIES: This Lease (THIS "LEASE"), dated for reference purposes only, April 1, 1994, is made by and between G & G 8th Street Partners, Ltd., a California limited partnership, James Cassidy and Loralee Cassidy (COLLECTIVELY, "LESSOR") and Mason Electric Company ("LESSEE"), (COLLECTIVELY, THE "PARTIES," OR INDIVIDUALLY A "PARTY").

             1.2 PREMISES: That certain real property described on Schedule A hereto, including all improvements thereon or to be provided by Lessor under the terms of this Lease, and commonly known by the street address of 605 8th Street, San Fernando, California 91340, consisting of approximately of 52,440 rentable square feet on the ground, 14,800 rentable square feet of mezzanine, together with all parking and other exterior areas associated therewith ("PREMISES").

             1.3  TERM:   The term of this Lease shall be for 10 years
        ("ORIGINAL TERM") commencing April 1, 1994 ("COMMENCEMENT
        DATE") and ending March 31, 2004, ("EXPIRATION DATE"). (See paragraph 3 for further provisions.)

             1.4 EARLY POSSESSION: Lessee may occupy and utilize the Premises prior to the Commencement Date.

             1.5 BASE RENT: Base monthly rent ("BASE RENT") shall be payable as follows (all rental adjustments shall occur on the first day of April of each year):

                  RENTAL RATE:   MONTHS         RENT
                                 ------         ----
                                 1              $0
                                 2-12           $18,000
                                 13-24          $19,000
                                 25-36          $20,000
                                 37-48          $21,000
                                 49-60          $22,000
                                 61-72          $23,000
                                 73-84          $24,000
                                 85-96          $25,000
                                 97-108         $26,000
                                 109-120        $27,000

             As used herein, each "YEAR" shall mean that period commencing on April 1st and ending on March 31st of the succeeding calendar year.

             1.6  SECURITY DEPOSIT:  There shall be no initial
        Security Deposit.

             1.7 PERMITTED USE: General offices, manufacturing, research and development (See Paragraph 6 for further provisions.)

             1.8 INSURING PARTY: Lessee is the "INSURING PARTY." (See Paragraph 8 for further provisions.)

             1.9 REAL ESTATE BROKERS: The following real estate brokers (COLLECTIVELY, THE "BROKERS") and brokerage relationships exist in this transaction and are consented to by the Parties:

             TRAVERS REALTY CORPORATION - 550 S. Hope Street,
             #2600 Los Angeles, California represents Lessor pursuant to a pre-existing agreement with Lessor.

             C.I.C. PROPERTIES - 6380 Variel, Woodland Hills,
             California represents Lessor.

             GLEICHER REALTY - 9970 Glenoaks Boulevard, Suite C, Sun Valley, California represents Lessor.

        2.  PREMISES.

             2.1 LETTING. Lessor hereby leases to Lessee, and Lessee hereby leases from Lessor, the Premises, for the term, at the rental, and upon all of the terms, covenants and conditions set forth in this Lease. Unless otherwise provided herein, any statement of square footage set forth in this Lease which may have been used in calculating the amount of rent is an approximation which Lessor and Lessee agree is reasonable and the rental based thereon is not subject to revision whether or not the actual square footage is more or less.

             2.2 CONDITION. (a) Lessor shall deliver the Premises to Lessee clean and free of debris on the Commencement Date and warrants to Lessee that the existing electrical, plumbing, fire sprinkler and/or standpipe and hose or other automatic fire extinguishing system, including fire alarm and/or smoke detection systems and equipment and fire hydrants, lighting, air conditioning, heating and ventilating systems, and loading doors, if any, in the Premises, other than any construction or additions which may be hereinafter made by Lessee, which shall be the responsibility of Lessee, shall be in good operating condition on the Commencement Date. If Lessee does not give Lessor written notice of a non-compliance with this warranty within 180 days after the Commencement Date, correction of that non-compliance shall be the obligation of Lessee at Lessee's sole cost and expense.

             (b) Lessor further warrants that, as of the Commencement Date, each of the foundations, walls (interior and exterior), ceilings, roofs, floors, driveways, parking lots, retaining walls, sidewalks, parkways and other structural components constituting a part of the Premises or any of the improvements located thereon, have been constructed in a good and workmanlike manner and are in good condition and repair. If a non-compliance with said warranty exists, Lessor shall promptly after receipt of written notice from Lessee setting forth with specificity the nature and extent of such non-compliance, rectify same at Lessor's expense.

             2.3 COMPLIANCE WITH COVENANTS, RESTRICTIONS AND BUILDING CODE. Lessor warrants to Lessee that the improvements on the Premises comply with all Applicable Laws in effect on the Commencement Date. Said warranty does not apply to any Alterations or Utility Installations (as defined in Paragraph 7.3(a)) made or to be made by Lessee. If the Premises do not comply with said warranty, Lessor shall, except as otherwise provided in this Lease, promptly after receipt of written notice from Lessee setting forth with specificity the nature and extent of such non-compliance, rectify the same at Lessor's expense.

             2.4  ACCEPTANCE OF PREMISES.  Lessee hereby acknowledges:
        (i) that it has satisfied itself with the present and future suitability of the Premises for Lessee's intended use, (ii) that Lessee has made such investigation as it deems necessary with reference to such matters and assumes all responsibility therefor as the same relate to Lessee's occupancy of the Premises and/or the terms of this Lease, and (iii) that neither Lessor, nor any of Lessor's agents, has made any oral or written representations or warranties with respect to the said matters other than as set forth in this Lease.

             (b) Upon execution of this Lease by both Parties hereto, Lessee shall pre-pay rent in the amount of $204,000. Such $204,000 payment shall be credited to Lessee as follows:
        (i) $108,000 of such payment shall be credited as a pre-payment in full of the first six (6) installments (excluding the first installment) of monthly Base Rent due under this Lease; and (ii) $96,000 of such payment shall be credited as partial pre-payments (each in the amount of $8,000) of the next twelve (12) installments of monthly Base Rent due under this Lease. To the extent of the amount required to pay in full the 1992-1993 and 1993-1994 Real Property Taxes (including all interest, penalties and late charges and including all amounts not delinquent until April 10, 1994) with respect to the Premises, such $204,000 pre-payment shall be made directly to the Los Angeles County Tax Collector's office, and any remaining sums shall be paid to Lessor.

             (c) Lessor hereby assigns to Lessee or, to the extent not assignable, agrees to enforce on behalf of Lessee Lessor's rights under, each warranty and guaranty applicable to the Premises, including the warranty or guaranty applicable to any elevator whenever installed.

        3.  TERM.

             3.1 TERM. The Commencement Date, Expiration Date and Original Term of this Lease are as specified in Paragraph 1.3.

             3.2 EARLY POSSESSION. Subject to the last sentence of Paragraph 2.4(b), if Lessee totally or partially occupies the Premises prior to the Commencement Date, Lessee shall not be obligated to pay Base Rent for the period of such early possession. All other terms of this Lease, however, shall be in effect during such period. Any such early possession shall not affect nor advance the Expiration Date of the Original Term.

             3.3 DELAY IN POSSESSION. If for any reason Lessor cannot deliver possession of the Premises to Lessee as agreed herein by the Commencement Date, Lessor shall not be subject to any liability therefore, nor shall such failure affect the validity of the Lease, or the obligations of Lessee hereunder, or extend term hereof, but in such case, Lessee shall not be obligated to pay rent or perform any other obligation of Lessee under the terms of this Lease until Lessor delivers possession of the Premises to Lessee. If possession of the Premises is not delivered to Lessee within one hundred twenty
        (120) days after the Commencement Date, Lessee may, at its option, by notice in writing to Lessor within ten (10) days thereafter, cancel this Lease, in which event the Parties shall be discharged from all obligations hereunder; provided, however, that if such written notice by Lessee is not received by Lessor within said ten (10) day period, Lessee's right to cancel this Lease shall terminate and be of no further force or effect.

        4.  RENT.

             4.1 BASE RENT. (a) Lessee shall cause payment of Base Rent and other rent or charges, as the same may be adjusted from time to time, to be received by Lessor in lawful money of the United States, without offset or deduction except as otherwise provided in this Lease, on or before the day on which it is due under the terms of this Lease. Base Rent and all other rent and charges for any period during the term hereof which is for less than one (1) full calendar month shall be prorated based upon the actual number of days of the calendar month involved. Payment of Base Rent and other charges shall be made to Lessor at its address stated herein or to such other persons or at such other addresses as Lessor may from time to time designate in writing to Lessee.

             (b) Notwithstanding anything to the contrary set forth elsewhere in this Lease and except as otherwise provided in Paragraph 2.4(b), all payments of monthly Base Rent due hereunder shall be paid by Lessee to Lessor monthly in advance on the first day of each calendar month. It is expressly agreed, however, that each such monthly payment shall be made net of (i.e., after a deduction for) the obligations of Lessor to pay to Lessee interest and/or principal under the Note (as hereinafter defined) on the last day of the immediately preceding calendar month. As used herein, "NOTE" shall mean the Promissory Note, dated May 18, 1992 and amended and restated as of April 1, 1994, from Lessor in favor of Lessee, which Note is secured by the Deed of Trust, dated as of May 18, 1992 (THE "DEED OF TRUST"), from Lessor in favor of Lessee.

        5.  SECURITY DEPOSIT.  There shall be no Security Deposit.

        6.  USE.

             6.1 USE. Lessee shall use and occupy the Premises only for the purposes set forth in Paragraph 1.7, or any other use which is comparable thereto, and for no other purpose. Lessee shall not use or permit the use of the Premises in a manner that creates waste or a nuisance, or that disturbs the owners and/or occupants of, or causes damage to, neighboring premises or properties. Lessor hereby agrees to not unreasonably withhold or delay its consent to any written request by Lessee, Lessee's assignees or subtenants, and by prospective assignees and subtenants of the Lessee, its assignees and subtenants, for a modification of said permitted purpose for which the premises may be used or occupied, so long as the same will not impair the structural integrity of the improvements on the Premises or the mechanical or electrical systems therein, and is not significantly more burdensome to the Premises and the improvements thereon. If Lessor elects to withhold such consent, Lessor shall within ten (10) business days give a written notification of same, which notice shall include an explanation of Lessor's reasonable objections to the change in use.

             6.2  HAZARDOUS SUBSTANCES.

             (a) ACUTELY HAZARDOUS SUBSTANCES PROHIBITED. Notwithstanding anything to the contrary contained elsewhere in this Lease, Lessee shall not under any circumstances, and whether or not a governmental permit is obtainable in connection therewith, have, suffer, permit or create on, in, under or about the Premises any "Acutely Hazardous Substance," which term is defined as any asbestos, cyanide, Polychlorinated Biphenyl ("PCB"), Diphenyl Trichloromethane ("DDT"), dioxin, radioactive, poisonous or explosive product, substance, chemical material or waste, or any other product, substance, chemical, material or waste that, either alone or in combination with other material or materials, constitutes a similarly acute hazard to the Premises, the property of which the Premises are a part, other tenants thereof, or to the environment.

             (b) HAZARDOUS SUBSTANCE DEFINED. The term "HAZARDOUS SUBSTANCE" as used in this Lease shall mean any product, substance, chemical, material or waste whose presence, nature, quantity and/or intensity of existence, use, manufacture, disposal, transportation, spill, release or effect, either by itself or in combination with other materials expected to be on the Premises, is either: (i) potentially injurious to the public health, safety or welfare, the environment or the Premises, (ii) regulated or monitored by any governmental authority, or (iii) under applicable statutory or common law theory, such as nuisance (pubic or private), waste, trespass, negligence, strict liability or tort, a basis for Lessor's or Lessee's liability to third parties, including Acutely Hazardous Substances described above.

             (c) REPORTABLE INSTANCES -- CONSENT REQUIRED. Lessee shall not engage in any activities on the Premises involving, nor bring, dispose of or create in, on, about or from the Premises, any Hazardous Substance the generation, possession, storage, use, transportation or disposal of which (in the quantity contemplated by Lessee to be on the Premises) requires a permit from, or with respect to which a report, notice, registration or business plan would be required to be filed with, any governmental authority having jurisdiction over Hazardous Substances, or with respect to which any Applicable Law requires that notice of its presence in the Premises be given to persons entering, occupying or neighboring same (each of which instance is hereinafter referred to as a "REPORTABLE INSTANCE"), without, in each such Reportable Instance, Lessee obtaining Lessor's consents and recommendations of Lessor's experts or consultants and/or the board of fire underwriters. Lessee may, except as to Acutely Hazardous Substances, without Lessor's specific consent, use in or transport to or from the Premises, ordinary and customary quantities of business, household and/or consumer products or materials that constitute or contain a Hazardous Substance (including such fuels and lubricants as are normally present in standard passenger or truck type vehicles present on or about the Premises and are required for their own fuel or lubrication purpose), to the extent reasonably needed for the normal conduct of the permitted business lawfully conducted by Lessee on the Premises, so long as its presence, use or transport is not a Reportable Instance and does not expose the Premises or Lessor to meaningful risk or liability.

             (d) STORAGE TANKS. Notwithstanding anything to the contrary in Paragraph 7.3 hereof, Lessee shall not install storage tanks of any size or shape in or about the Premises, above or below ground, without the specific prior written consent of Lessor. Lessee shall, prior to the expiration or earlier termination of the Lease, at its sole cost and expense, remove any storage tank from the Premises that was installed by or for Lessee, and remove and replace any contaminated soil or materials (and compact or treat the same) and repair any damage or change to the Premises caused by said installation, use and/or removal, all as required by law.

             (e) CONSENT MAY BE CONDITIONAL. Lessor may (but without any obligation to do so) condition its consent to the use or presence of any Hazardous Substance, storage tank or activity of Lessee upon Lessee's giving Lessor such assurances as Lessor, in its reasonable discretion, deems necessary to protect itself, the public, the Premises and the environment against damage, contamination or injury and/or liability therefrom or therefor, including, but not limited to, the installation (and removal at Lease expiration or earlier termination) of reasonably necessary protective modifications to the Premises (such as concrete encasement) and/or the deposit of security deposit sufficient to protect the Premises. Lessor shall not be required to consent to the presence or use by Lessee of any product, substance chemical, material or practice that materially increases the risk of damage to or contamination of any property or the environment, of injury to persons, or of exposure to liability therefor, or that requires an inordinately expensive or impractical modification of the Premises. Unless otherwise previously approved in writing by Lessor, Lessee shall give Lessor at least thirty (30) days prior written notice of Lessee's intention to use a Hazardous Substance, Storage Tank, practice precaution or location which requires Lessor's prior consent
        under this Lease.   Lessor's failure to disapprove in writing
        to Lessee within said thirty (30) day period shall constitute Lessor's consent to the permissions requested.

             (f) SPILLS; COMPLIANCE WITH LAW. Lessee shall not cause or permit any Hazardous Substance to be spilled or released in, on or under the Premises (including through the plumbing or sanitary sewer system) and shall at all times comply with any and all Applicable Laws pertaining to: (a) Hazardous Substances and/or industrial hygiene, (b) the environmental conditions on, under or about the premises, including but not limited to, soil and groundwater conditions,(c) the use, generation, manufacture, production, storage or disposal, under or about the Premises, or the transfer to or from the Premises, of any Hazardous Substance or Storage Tank. Lessee shall promptly, at Lessee's expense, take all investigatory and/or remedial action reasonably recommended, whether or not formally required, for the clean-up of any contamination of, and for the maintenance, security and/or monitoring of, the Premises, the elements surrounding same, or neighboring properties, that was caused or materially contributed to by Lessee, or pertaining to or involving any Hazardous Substance and/or storage tank brought onto the Premises by or for Lessee or under its control.

             (g) DUTY TO INFORM LESSOR. If Lessee knows, or has reasonable cause to believe, that a Hazardous Substance or Hazardous Substance Condition has come to be located on, in, under or about the Premises other than as previously consented to by Lessor, or otherwise permitted in this Lease, or if Lessee receives any notice or claim with respect thereto, Lessee shall immediately upon discovery or receipt thereof give written notice of such condition, notice or claim to Lessor. Lessee shall also immediately serve Lessor with a copy of any statement, report, notice, registration, permit, business plan, license, claim, action or proceeding given or received from any governmental authority or private party, or persons entering or occupying the Premises, concerning the presence, spill, release, discharge of, or exposure to, any Hazardous Substance on, in, under or about the Premises, including but not limited to all such documents as may be involved in any Reportable Instance involving the Premises. Lessee shall, within fifteen (15) days following request by Lessor (made not more than once per year or in connection with alterations or improvements being made or proposed by Lessee), provide Lessor with copies of all permits and registrations applicable to, and a description of the precautions being taken with reference to, any storage tanks and/or Reportable Instances Lessee is then using or maintaining on, or disposing of from, the Premises.

             (h) COSTS. The costs and expenses incurred by Lessor in connection with reviewing requests or proposals made by Lessee involving the installation, operation, use, monitoring, maintenance, or removal of any Hazardous Substance or storage tank on or from the Premises shall be paid by Lessee, subject to Lessee's having previously approved of the consultant selected and of an estimate of the cost involved. Lessee's such approval shall not be unreasonably withheld or delayed, and Lessor may withhold or condition its consent to any proposal or request made by Lessee until and upon Lessee's approval of the consultant selected by Lessor and the estimated cost thereof.

             (i) INDEMNIFICATION BY LESSEE. Lessee shall indemnify, protect defend and hold Lessor, its agents, employees, and lenders and the Premises, harmless from and against any and all loss of rents and/or damages, liabilities, judgments, costs, claims, liens, expenses, penalties, permits and attorney's and consultant's fees arising out of or involving any Hazardous Substance or storage tank brought onto the Premises by or for Lessee or under Lessee's control. Lessee's obligations under this Paragraph 6.2(i) shall include, but shall not be limited to, the effects of any contamination or injury to person, property or the environment, created or suffered by Lessee in or about the Premises, and the cost of the investigation (including consultant's and attorney's fees and testing), removal, remediation, restoration and/or abatement thereof, or of any contamination therein involved, and shall survive the expiration or earlier termination of this Lease. No termination, cancellation or release agreement entered into by Lessor and Lessee shall release Lessee from its obligations under this Lease with respect to Hazardous Substances or storage tanks, unless specifically so agreed by Lessor in writing at the time of such agreement.

             (j) ENVIRONMENTAL ASSESSMENT -- SUBSEQUENT USE. Lessor hereby represents and warrants that since May 4, 1992 (the date of the updated "Phase I" environmental report for the Premises and the improvements thereon prepared by Ralph Stone & Company, Inc.), the Premises has been used solely for the storage of various consumer goods and appliances containing no Hazardous Substances.

             (k) ENVIRONMENTAL REPRESENTATION. Lessor hereby represents and warrants to Lessee that, to the knowledge of Lessor after due investigation, there are not currently, nor have there been at any time in the past, any Hazardous Substances, Hazardous Substance Condition or underground storage tanks in, on, under or about the Premises or the improvements located thereon.

             (l) INDEMNIFICATION BY LESSOR. Lessor shall indemnify, protect, defend and hold Lessee, its agents, shareholders and employees and the Premises, harmless from and against any and all loss of rents and/or damages, liabilities, judgments, costs, claims, liens, expenses, penalties, permits and attorney's and consultant's fees arising out of or involving any Hazardous Substance, Hazardous Substance Condition or storage tank located in, on, under or about the Premises or the improvements located thereon and brought onto the Premises other than by or for Lessee or under Lessee's control. Lessor's obligations under this Paragraph 6.2(l) shall include, but shall not be limited to, the effects of any contamination or injury to person, property or the environment, and the cost of the investigation (including consultant's and attorney's fees and testing), removal, remediation, restoration and/or abatement thereof, or of any contamination therein involved, and shall survive the expiration or earlier termination of this Lease. No termination, cancellation or release agreement entered into by Lessor and Lessee shall release Lessor from its obligations under this Lease with respect to Hazardous Substances or storage tanks, unless specifically so agreed by Lessee in writing at the time of such agreement.

             6.3 LESSEE'S COMPLIANCE WITH LAW. Except as otherwise provided in this Lease, Lessee, shall, at Lessee's sole cost and expense, fully, diligently and in a timely manner, comply with all "APPLICABLE LAWS" which term is used in this Lease to include all laws, rules, regulations, ordinances, directives, covenants, easements and restrictions of record, permits, the requirements of any applicable fire insurance underwriter or rating bureau, and the recommendations of Lessor's engineers and/ or consultants, relating in any manner to the Premises (including but not limited to matters pertaining to (i) industrial hygiene, (ii) environmental conditions on, in, under or about the Premises, including soil and groundwater conditions, and (iii) the use, generation, manufacture, production, installation, maintenance, removal, transportation, storage, spill or release of any Hazardous Substance or storage tank), now in effect or which may hereafter come into effect, and whether or not reflecting a change in policy from any previously existing policy. Lessee shall, within five (5) days after receipt of Lessor's written request, provide Lessor with copies of all documents and information, including, but not limited to, permits, registrations, manifests, applications, reports and certificates, evidencing Lessee's compliance with any Applicable Law specified by Lessor, and shall immediately upon receipt, notify Lessor in writing (with copies of any documents involved ) of any threatened or actual claim, notice, citation, warning, complaint or report pertaining to or involving failure by Lessee or the Premises to comply with any Applicable Law.

             6.4 INSPECTION; COMPLIANCE. Lessor and Lessor's Lender(s) (as defined in Paragraph 8.3(a)) shall have the right to enter the Premises at any time, in the case of an emergency, and otherwise at reasonable times, for the purpose of inspecting the condition of the Premises and for verifying compliance by Lessee with this Lease and all Applicable Laws (as defined in Paragraph 6.3), and to employ experts and/or consultants in connection therewith and/or to advise Lessor with respect to Lessee's activities, including but not limited to the installation, operation, use, monitoring, maintenance, or removal of any Hazardous Substance or storage tank on or from the Premises. The costs and expenses of any such inspections shall be paid by the party requesting same, unless a Default or Breach of this Lease, violation of Applicable Law, or a contamination, caused or materially contributed to by Lessee is found to exist or be imminent, or unless the inspection is required or ordered by a governmental authority as the result of any such existing or imminent violation or contamination. In any such case, Lessee shall upon request reimburse Lessor or Lessor's Lender, as the case may be, for the costs and expenses of such inspections.

        7.  MAINTENANCE; REPAIRS; UTILITY INSTALLATIONS; TRADE
            FIXTURES AND ALTERATIONS.

             7.1  LESSEE'S OBLIGATIONS.

               (a) Except as otherwise provided herein and subject to the provisions of Paragraph 2.2 (Lessor's warranty as to condition), 2.3 (Lessor's warranty as to compliance with covenants, etc.), 7.2(b) (Lessor's obligations to repair), 9 (damage destruction), and 14 (condemnation), Lessee shall, at Lessee's sole cost and expense and at all times, keep the Premises and every part thereof in good order, condition and repair, structural and non-structural (whether or not such portion of the Premises requiring repairs, or the means of repairing the same, are reasonably or readily accessible to Lessee, and whether or not the need for such repairs occurs as a result of Lessee's use, any prior use, the elements or the age of such portion of the Premises), including without limiting the generality of the foregoing all equipment or facilities serving the premises, such as plumbing, heating, air conditioning, ventilating, electrical, lighting facilities, fire sprinkler and/or standpipe and hose or other automatic fire extinguishing system, including fire alarm and/or smoke detection systems and equipment, fire hydrants, fixtures, walls (interior and exterior), foundations, ceilings, elevator(s), roofs, floors, windows, doors, plate glass, skylights, landscaping, driveways, parking lots, fences, retaining walls, signs, sidewalks and parkways located in, on, or about, or adjacent to the Premises. Lessee, in keeping the Premises in good order, condition and repair, shall exercise and perform good maintenance practices. Lessee's obligations shall include restorations, replacements or renewals when necessary to keep the premises and all improvements thereon or a part thereof in good order, condition and state of repair. If Lessee occupies the Premises for seven (7) years or more, Lessor may require Lessee to repaint the exterior of the buildings on the Premises as reasonably required, but not more frequently than once every seven (7) years.

             (b) Lessee shall, at Lessee's sole cost and expense, procure and maintain contracts, with copies to Lessor, in customary form and substance for, and with contractors specializing and experienced in, the inspection, maintenance and service of the following equipment and improvements, if any, located on the Premises: (i) heating, air conditioning and ventilation equipment, (ii) fire sprinkler and/or standpipe and hose or other automatic fire extinguishing systems, including fire alarm and/or smoke detection, (iii) landscaping and irrigation systems, (iv) roof covering and drain maintenance, (v) asphalt and parking lot maintenance and
        (vi) elevator.

             (c) In the event Lessee is required pursuant to the provisions of this Paragraph 7 to replace the roof or the heating, air conditioning or ventilating system of the Premises or to make any repairs to the same, the cost of which are considered capital improvements, as that term is understood using generally accepted accounting principles ("GAAP"), and the cost of which exceeds $10,000, during the final three (3) years of the Original Term or during any Option Period, Lessee's obligation to pay for such replacements or repairs shall be limited to that portion of the cost of such replacements or repairs attributable to the then current term of this Lease, calculated by prorating said cost over a period of five (5) years; provided, however, that if Lessor pays for any replacements or repairs in accordance with Paragraph 7.2(b) the useful life of which is subsequently exceeded during an Option Period, then Lessee shall reimburse Lessor for such payment upon Lessee's exercise of an Option with respect to such Option Period.

             7.2  LESSOR'S OBLIGATIONS.

             (a) Except as specifically set forth in paragraph 7.2(b) below and except for the warranties and agreements of Lessor contained in Paragraphs 2.2 (relating to condition of the Premises), 2.3 (relating to compliance with covenants, restrictions and building code), 9 (relating to destruction of the Premises) and 14 (relating to condemnation of the Premises), it is intended by the Parties hereto that Lessor have no obligation, in any manner whatsoever, to repair and maintain the Premises, the improvements located thereon, or the equipment therein, whether structural or non structural, all of which obligations are intended to be that of the Lessee under Paragraph 7.1 hereof. It is the intention of the Parties that the terms of this Lease govern the respective obligations of the Parties as to maintenance and repair of the Premises. Lessee and Lessor expressly waive the benefit of any statute now or hereafter in effect to the extent it is inconsistent with the terms of this Lease with respect to, or which affords Lessee the right to make repairs at the expense of Lessor or to terminate this Lease by reason of any needed repairs.

             (b) Notwithstanding anything to the contrary set forth in this Lease, Lessor shall be responsible for (i) all maintenance and repair of the roof for the first two (2) years subsequent to the Commencement Date except if damage is caused by the negligence of Lessee or its agents and (ii) all capital improvement expenditures that are expressly not the responsibility of Lessee pursuant to Paragraph 7.1(c) above. Further, Lessor shall be responsible for any and all additions, alterations, repairs, removals or replacements necessary to bring the Premises and the improvements located thereon (in each case as they exist on the Commencement Date) in compliance with the Americans with Disabilities Act.

             7.3  UTILITY INSTALLATIONS; TRADE FIXTURES; ALTERATIONS.

             (a) DEFINITIONS; CONSENT REQUIRED. The term "UTILITY INSTALLATIONS" is used in this Lease to refer to all carpeting, window coverings, air lines, power panels, electrical distribution, security, fire protection systems, communication systems, lighting fixtures, heating, ventilating, and air conditioning equipment, plumbing, and fencing in, on or about the Premises. The term "TRADE FIXTURES" shall mean Lessee's machinery and equipment that can be removed without doing material damage to the Premises. The term "ALTERATIONS" shall mean any modification of the improvements on the Premises from that which are provided by Lessor under the terms of this Lease, other than Utility Installations or Trade Fixtures, whether by addition or deletion. "LESSEE OWNED ALTERATIONS AND/OR UTILITY INSTALLATIONS" are defined as Alterations and/or Utility Installations made by Lessee that are not yet owned by Lessor as defined in Paragraph 7.4(a). Lessee shall not make any Alterations or Utility Installations in, on, under or about the Premises without Lessor's prior written consent, which consent shall not be unreasonably withheld or delayed. Lessee may, however, make non-structural Utility Installations (not including, however, any Alterations) to the interior of the Premises (excluding the roof), as long as they are not visible from the outside, and the cumulative cost thereof during the term of this Lease as extended does not exceed $250,000.00.

             (b) CONSENT. Any Alterations or Utility Installations that Lessee shall desire to make and which require the consent of the Lessor shall be presented to Lessor in written form with proposed detailed plans. All consents given by Lessor, whether by virtue of Paragraph 7.3(a) or by subsequent specific consent, shall be deemed conditioned upon: (i) Lessee's acquiring all applicable permits required by governmental authorities, (ii) the furnishing of copies of such permits together with a copy of the plans and specifications for the Alteration or Utility Installation to Lessor prior to commencement of the work thereon, and (iii) the compliance by Lessee with all conditions of said permits in a prompt and expeditious manner. Any Alterations or Utility Installations by Lessee during the term of this Lease shall be done in a good and workmanlike manner, with good and sufficient materials, and in compliance with all Applicable Laws. Lessee shall promptly upon completion thereof furnish Lessor with as-built plans and specifications therefor and certificate of occupancy. Lessor may (but without obligation to do so) condition its consent to any requested Alteration or Utility Installation that costs $50,000.00 or more upon Lessee's providing Lessor with a lien and completion bond in an amount equal to one and one-half times the estimated cost of such Alteration or Utility Installation.

             (c) INDEMNIFICATION. Lessee shall pay, when due, all claims for labor or materials furnished or alleged to have been furnished to or for Lessee at or for use on the Premises, which claims are or may be secured by any mechanic's or materialman's liens against the Premises or any interest therein. Lessee shall give Lessor not less than ten (10) days notice prior to the commencement of any work in, on or about the Premises, and Lessor shall have the right to post notices of non-responsibility in or on the Premises as provided by law. If Lessee shall, in good faith, contest the validity of any such lien, claim or demand, then Lessee shall, at its sole expense defend and protect itself, Lessor and the Premises against the same and shall pay and satisfy any such adverse judgment that may be rendered thereon before the enforcement thereof against the Lessor or the Premises. If Lessor shall require, Lessee shall furnish to Lessor a surety bond satisfactory to Lessor in an amount equal to one and one-half times the amount of such contested lien claim or demand indemnifying Lessor against liability for the same, as required by law for the holding of the Premises free from the effect of such lien or claim. In addition, Lessor may require Lessee to pay Lessor's attorney's fees and costs in participating in such action if Lessor shall decide it is to its best interest to do so.

             7.4  OWNERSHIP; REMOVAL; SURRENDER; AND RESTORATION.

             (a) OWNERSHIP. Subject to Lessor's right to require their removal or become the owner thereof as hereinafter provided in this Paragraph 7.4, all Alterations and Utility Additions made to the Premises by Lessee shall be the property of and owned by Lessee, but considered a part of the Premises. Lessor may, at any time and at its option, elect in writing to Lessee to be the owner of all or any specified part of the Lessee Owned Alterations and Utility Installations. Unless otherwise instructed per subparagraph 7.4(b) hereof, all Lessee Owned Alterations and Utility Installations shall, at the expiration or earlier termination of this Lease, become the property of Lessor and remain upon and be surrendered by Lessee with the Premises.

             (b) REMOVAL. Unless otherwise agreed in writing, Lessor may require that any or all Lessee Owned Alterations or Utility Installations be removed by the expiration or earlier termination of this Lease, notwithstanding that their installation may have been consented to by Lessor. Lessor may require the removal at any time of all or any part of any Lessee Owned Alterations or Utility Installations made without the required consent of Lessor.

             (c) SURRENDER/RESTORATION. Lessee shall surrender the Premises by the end of the last day of the Lease term or any earlier termination date, with all of the improvements, parts and surfaces thereof clean and free of debris and in good operating order, condition and state of repair, ordinary wear and tear excepted. "ORDINARY WEAR AND TEAR" shall not include any damage or deterioration that would have been prevented by good maintenance practice or by Lessee performing all of its obligations under this Lease. Except as otherwise agreed or specified in writing by Lessor, the Premises, as surrendered, shall include the Utility Installations. The obligation of Lessee shall include the repair of any damage occasioned by the installation, maintenance or removal of Lessee's Trade Fixtures, furnishings, equipment, and Alterations and/or Utility Installations, as well as the removal of any storage tank installed by or for Lessee, and the removal, replacement, or remediation of any soil, material or ground water contaminated by Lessee, all as may then be required by Applicable Law and/or good service practice. Lessee's Trade Fixtures shall remain the property of Lessee and shall be removed by Lessee subject to its obligation to repair and restore the Premises per this Lease.

        8.  INSURANCE; INDEMNITY.

             8.1 PAYMENT FOR INSURANCE. Regardless of whether the Lessor or Lessee is the Insuring Party, Lessee shall pay for all insurance required under this Paragraph 8, except to the extent of the cost attributable to liability insurance carried by Lessor in excess of $5,000,000 per occurrence. Premiums for policy periods commencing prior to or extending beyond the Lease term shall be prorated to correspond to the Lease term. Payment shall be made by Lessee to Lessor within ten (10) days following receipt of an invoice for any amount due.

             8.2 LIABILITY INSURANCE. Lessee shall obtain and keep in force during the term of this Lease a Commercial General Liability policy of insurance protecting Lessee and Lessor (naming Lessor as an additional insured) against claims for bodily injury, personal injury and property damage based upon, involving or arising out of the ownership, use, occupancy or maintenance of the Premises and all areas appurtenant thereto. Such insurance shall be on an occurrence basis providing single limit coverage in an amount not less than $5,000,000 per occurrence with an "Additional Insured-Managers or Lessor Premises" Endorsement and contain the "Amendment of the Pollution Exclusion" for damage caused by heat, smoke or fumes from a hostile fire. The policy shall not contain any intra-insured exclusions as between insured persons or organizations, but shall include coverage for liability assumed under this Lease as an "insured contract" for the performance of Lessee's indemnity obligations under this Lease. The limits of said insurance required by this Lease or as carried by Lessee shall not, however, limit the liability of Lessee nor relieve Lessee of any obligation hereunder.
        All insurance to be carried by Lessee shall be primary to and not contributory with any similar insurance carried by Lessor, whose insurance shall be considered excess insurance only.

             8.3  PROPERTY INSURANCE-BUILDING, IMPROVEMENTS AND
                  RENTAL VALUE.

             (a) BUILDING AND IMPROVEMENTS. Lessee shall obtain and keep in force during the term of this Lease a policy or policies in the name of Lessor, with loss payable to Lessor and to the holders of any mortgages, deeds of trust or ground leases on the Premises ("LENDER(S)"), insuring loss or damage to the Premises. The amount of such insurance shall be equal to the full replacement cost of the Premises, as the same shall exist from time to time, or the amount required by Lenders, whichever is greater, but in no event more than the commercially reasonable and available insurable value thereof if, by reason of the unique nature or age of the improvements involved, such latter amount is less than full replacement cost. Lessee Owned Alterations and Utility Installations shall be insured by Lessee under Paragraph 8.4 rather than by Lessor. If the coverage is available and commercially appropriate, such policy or policies shall insure against all risks of direct physical loss or damage (except the perils of flood and earthquake), including coverage for any additional costs resulting from debris removal and reasonable amounts of coverage for the enforcement of any ordinance or law regulating the reconstruction or replacement of any undamaged sections of the Premises required to be demolished or removed by reason of the enforcement of any building, zoning, safety or land use laws as the result of a covered cause of loss. Said policy or policies shall also contain an agreed valuation provision in lieu of any coinsurance clause, waiver of subrogation, and inflation guard protection causing an increase in the annual property insurance coverage amount by a factor of not less than the adjusted U.S. Department of Labor Consumer Price Index for All Urban Consumers for the city nearest to where the Premises are located. If such insurance coverage has a deductible clause, the deductible amount shall not exceed $5,000 per occurrence, and Lessee shall be liable for such deductible amount in the event of an Insured Loss, as defined in Paragraph 9.1(c).

             (b) RENTAL VALUE. Lessee shall, in addition to the foregoing, obtain and keep in force during the term of this Lease a policy or policies in the name of Lessor, with loss payable to Lessor and Lender(s), insuring the loss of the full rental and other charges payable by Lessee to Lessor under this Lease for one (1) year (including all real estate taxes, insurance costs, and any scheduled rental increases). Said insurance shall provide that in the event the Lease is terminated by reason of an insured loss, the period of indemnity for such coverage shall be extended beyond the date of the completion of repairs or replacement of the Premises, to provide for one (1) full years loss of rental revenues from the date of any such loss. Said insurance shall contain income, property taxes, insurance premium costs and other expenses, if any, otherwise payable by Lessee, for the next twelve (12) month period. Lessee shall be liable for any deductible amount in the event of such loss.

             (c) TENANT'S IMPROVEMENTS. Lessor shall not be required to insure Lessee Owned Alterations and Utility Installations unless the item in question has become the property of Lessor under the terms of this Lease. The policy carried by Lessee under this Paragraph 8.3 shall insure Lessee Owned Alterations and Utility Installations.

             8.4 LESSEE'S PROPERTY INSURANCE. Subject to the requirements of Paragraph 8.5, Lessee at its cost shall either by separate policy or, at Lessor's option, by endorsement to a policy already carried, maintain insurance coverage on all of Lessee's personal property, Lessee Owned Alterations and Utility Installations in, on, or about the Premises similar in coverage to that carried by the Insuring Party under Paragraph
        8.3. Such insurance shall be full replacement cost coverage with a deductible not to exceed $5,000 per occurrence. The proceeds from any such insurance shall be used by Lessee for the replacement of personal property or the restoration of Lessee Owned Alterations and Utility Installations. Lessee shall be the Insuring Party with respect to the insurance required by this Paragraph 8.4 and shall provide Lessor with written evidence that such insurance is in force

             8.5 INSURANCE POLICIES. Insurance required hereunder shall be in companies duly licensed to transact business in the state of California, and maintaining during the policy term a "General Policyholders Rating" of at least B+, V, or such other higher rating as may be required by a Lender having a lien on the Premises, as set forth in the most current issue of "Best's Insurance Guide." Lessee shall not do or permit to be done anything which shall invalidate the insurance policies referred to in this Paragraph 8. Lessee shall cause to be delivered to Lessor "certified" copies of policies of such insurance or certificates evidencing the existence and amounts of such insurance with the insured and loss payable clauses as required by this Lease. No such policy shall be cancelable or subject to modification except after thirty (30) days prior written notice to Lessor. Lessee shall at least thirty (30) days prior to the expiration of such policies, furnish Lessor with evidence of renewals or "insurance binders" evidencing renewal thereof, or Lessor may order such insurance and charge the cost thereof to Lessee, which amount shall be payable by Lessee to Lessor upon demand. If Lessee shall fail to procure and maintain the insurance required to be carried under this Paragraph 8, Lessor, but shall not be required to, procure and maintain the same at Lessee's expense.

             8.6 WAIVER OF SUBROGATION. Without affecting any other rights or remedies, Lessee and Lessor ("Waiving Party") each hereby release and relieve the other, and waive their entire right to recover damages (whether in contract or in tort) against the other, for loss of or damage to the Waiving Party's property arising out of or incident to the perils required to be insured against under Paragraph 8. The effect of such releases and waivers of the right to recover damages shall not be limited by the amount of insurance carried or required, or by any deductibles applicable thereto.

             8.7 INDEMNITY. (a) Except for Lessor's negligence and/or breach of express warranties, Lessee shall indemnify, protect, defend and hold harmless the Premises, Lessor and its agents, partners and Lenders, from and against any and all claims, loss of rents and/or damages, costs, liens, judgments, penalties, permits, attorney's and consultant's fees, expenses and/or liabilities arising out of, involving, or in dealing with, the occupancy of the Premises by Lessee, the conduct of Lessee's business, any act, omission or neglect of Lessee, its agents, contractors, employees or invitees, and out of any Default or Breach by Lessee in the performance in a timely manner of any obligation on Lessee's part to be performed under this Lease. The foregoing shall include, but not be limited to, the defense or pursuit of any claim or any action or proceeding involved therein, and whether or not (in the case of claims made against Lessor) litigated and/or reduced to judgment, and whether well founded or not. In case any action or proceeding be brought against Lessor by reason of any of the foregoing matters, Lessee upon written notice from Lessor shall defend the same at Lessee's expense by counsel reasonably satisfactory to Lessor and Lessor shall cooperate with Lessee in such defense. Lessor need not have first paid any such claim in order to be so indemnified.

             (b) Lessor shall indemnify, protect, defend and hold harmless the Premises, Lessee and its agents, shareholders and employees, from and against any and all claims, loss of rents and/or damages, costs, liens, judgments, penalties, permits, attorneys' and consultants' fees, expenses and/or liabilities arising out of, involving, or in dealing with, any act, omission or neglect of Lessor, its agents, contractors, employees or invitees, out of any breach of express warranties of Lessor contained herein and out of any default or breach by Lessor in the performance in a timely manner of any obligation on Lessor's part to be performed under this Lease. The foregoing shall include, but not be limited to, the defense or pursuit of any claim or any action or proceeding involved therein, and whether or not (in the case of claims made against Lessee) litigated and/or reduced to judgment, and whether well founded or not. In case any action or proceeding be brought against Lessee by reason of any of the foregoing matters, Lessor upon written notice from Lessee shall defend the same at Lessor's expense by counsel reasonably satisfactory to Lessee and Lessee shall cooperate with Lessor in such defense. Lessee need not have first paid any such claim in order to be so indemnified.

        9.  DAMAGE OR DESTRUCTION.

             9.1   DEFINITIONS.

             (a) "PREMISES PARTIAL DAMAGE" shall mean damage or destruction to the improvements on the Premises, other than Lessee Owned Alterations and Utility Installations, the repair cost of which damage or destruction is less than 50% of the then Replacement Cost of the Premises immediately prior to such damage or destruction, excluding from such calculation the value of the land and Lessee Owned Alterations and Utility Installations.

             (b) "PREMISES TOTAL DESTRUCTION" shall mean damage or destruction to the Premises, other than Lessee Owned Alterations and Utility Installations the repair cost of which damage or destruction is 50% or more of the then Replacement Cost of the Premises immediately prior to such damage or destruction, excluding from such calculation the value of the land and Lessee Owned Alterations and Utility Installations.

             (c) "INSURED LOSS" shall mean damage or destruction to improvements on the Premises, other than Lessee Owned Alterations and Utility Installations, which was caused by an event required to be covered by the insurance described in Paragraph 8.3(a), irrespective or any deductible amounts or coverage limits involved.

             (d) "REPLACEMENT COST" shall mean the cost to repair or rebuild the improvements owned by Lessor at the time of the occurrence to their condition existing immediately prior thereto, including demolition, debris removal and upgrading required by the operation of applicable building codes, ordinances or laws, and without deduction for depreciation.

             (e) "HAZARDOUS SUBSTANCE CONDITION" shall mean the occurrence or discovery of a condition involving the presence or, or contamination by, a Hazardous Substance in, on, or under the Premises.

             9.2 PARTIAL DAMAGE-INSURED LOSS. Subject at all times to the terms of the Deed of Trust, if a Premises Partial Damage that is an Insured Loss occurs, the Lessor shall, at Lessor's expense, repair such damage (but not Lessee's Trade Fixtures or Lessee Owned Alterations and Utility Installations) as soon as reasonably possible and this Lease shall continue in full force and effect; provided, however, that Lessee shall, at Lessor's election, make the repair of any damage or destruction the total cost to repair of which is $10,000 or less, and, in such event, Lessor shall make the insurance proceeds available to Lessee on a reasonable basis for that purpose. Notwithstanding the foregoing, if the required insurance was not in force or the insurance proceeds are not sufficient to effect such repair, Lessee shall promptly contribute the shortage in proceeds (except as to the deductible which is Lessee's responsibility) as and when required to complete said repairs. In the event, however, the shortage in proceeds was due to the fact that, by reason of the unique nature of the improvements, full replacement cost insurance coverage was not commercially reasonable and available, Lessor shall have no obligation to pay for the shortage in insurance proceeds or to fully restore the unique aspects of the Premises unless Lessee provides Lessor with the funds to cover same, or adequate assurance thereof, within ten
        (10) days following receipt of written notice of such shortage and request therefor. If Lessor receives said funds or adequate assurance thereof within said ten (10) day period, the party responsible for making the repairs shall complete them as soon as reasonably possible and this Lease shall remain in full force and effect. If Lessor does not receive such funds or assurance within said period, Lessor may nevertheless elect by written notice to Lessee within ten (10) days thereafter to make such restoration and repair as is commercially reasonable with Lessor paying any shortage in proceeds, in which case this Lease shall remain in full force and effect. If in such case Lessor does not so elect, then this Lease shall terminate sixty (60) days following the occurrence of the damage or destruction. Unless otherwise agreed, Lessee shall in no event have any right to reimbursement from Lessor for any funds contributed by Lessee to repair any such damage or destruction.

             9.3 PARTIAL DAMAGE-UNINSURED LOSS. Subject at all times to the terms of the Deed of Trust, if a Premises Partial Damage that is not an Insured Loss occurs, unless caused by a negligent or willful act of Lessee (in which event Lessee shall make the repairs at Lessee's expense and this Lease shall continue in full force and effect, but subject to Lessor's rights under Paragraph 13), Lessor may at Lessor's option, either: (i) repair such damage as soon as reasonably possible at Lessor's expense, in which event this Lease shall continue in full force and effect, or (ii) give written notice to Lessee within thirty (30) days after receipt by Lessor of knowledge of the occurrence of such damage of Lessor's desire to terminate this Lease as of the date sixty (60) days following the giving of such notice. In the event Lessor elects to give such notice of Lessor's intention to terminate this Lease, Lessee shall have the right within ten (10) days after the receipt of such notice to give written notice to Lessor of Lessee's commitment to pay for the repair of such damage totally at Lessee's expense and without reimbursement from Lessor. Lessee shall provide Lessor with the required funds or satisfactory assurance thereof within thirty (30) days following Lessee's said commitment. In such event this Lease shall continue in full force and effect, and Lessor shall proceed to make such repairs as soon as reasonably possible and the required funds are available. If Lessee does not give such notice and provide the funds or assurance thereof within the times specified above, this Lease shall terminate as of the date specified in Lessor's notice of termination; provided, however, that this Lease shall not so terminate unless and until Lessor shall have paid in full the outstanding principal balance of, together with all accrued and unpaid interest on, the Note. In the event that this Lease so terminates, Lessor shall not thereafter lease the Premises or any replacement improvements constructed thereon unless (i) Lessor shall have first (x) received from a third party (AN "OFFEROR") a bona fide offer in writing to lease the Premises and any such replacement improvements in their entirety (AN "OFFER"), signed by the Offeror and setting forth all the material terms of the proposed lease and (y) forwarded a true copy of such Offer to Lessee, together with reasonable information as to the identity of the Offeror and (ii) Lessee shall have failed, within thirty (30) days after receiving a copy of such Offer from Lessor, to notify Lessor of Lessee's intent to lease the Premises and such replacement improvements upon the same terms and conditions contained in such Offer.
        If Lessee so elects to lease the Premises and any such replacement improvements, then Lessor shall be obligated to lease the Premises and such replacement improvements to Lessee in accordance with the terms and conditions of such Offer. If Lessee does not exercise the aforesaid right to lease the Premises and any such replacement improvements, within the required 30-day period, then Lessor shall have the right and option to enter into a lease with the Offeror upon the terms submitted in such Offer.

           9.4 TOTAL DESTRUCTION. Notwithstanding any other provision hereof, if a Premises Total Destruction occurs (including any destruction required by any authorized public authority), this Lease shall terminate sixty (60) days following the date of such Premises Total Destruction, whether or not the damage or destruction is an Insured Loss or was caused by a negligent or willful act of Lessee; provided, however, that this Lease shall not so terminate unless and until Lessor shall have paid in full the outstanding principal balance of, together with all accrued and unpaid interest on, the Note. In the event, however, that the damage or destruction was caused by Lessee, Lessor shall have the right to recover Lessor's damages from Lessee except as released and waived in Paragraph 8.6. In the event that this Lease terminates pursuant to this Paragraph 9.4, Lessor shall not thereafter lease the Premises or any replacement improvements constructed thereon unless (i) Lessor shall have first (x) received from an Offeror an Offer signed by the Offeror and setting forth all the material terms of the proposed lease and
        (y) forwarded a true copy of such Offer to Lessee, together with reasonable information as to the identity of the Offeror and (ii) Lessee shall have failed, within thirty (30) days after receiving a copy of such Offer from Lessor, to notify Lessor of Lessee's intent to lease the Premises and such replacement improvements upon the same terms and conditions contained in such Offer. If Lessee so elects to lease the Premises and any such replacement improvements, then Lessor shall be obligated to lease the Premises and such replacement improvements to Lessee in accordance with the terms and conditions of such Offer. If Lessee does not exercise the aforesaid right to lease the Premises and any such replacement improvements, within the required 30-day period, then Lessor shall have the right and option to enter into a lease with the Offeror upon the terms submitted in such Offer.

          9.5 DAMAGE NEAR END OF TERM. If at any time during the last six (6) months of the term of this Lease there is damage for which the cost to repair exceeds one (1) month's Base Rent, whether or not an Insured Loss, Lessor may, at Lessor's option, terminate this Lease effective sixty (60) days following the date of occurrence of such damage by giving written notice to Lessee of Lessor's election to do so within thirty (30) days after the date of occurrence of such damage. Provided, however, if Lessee at that time has an exercisable option to extend this Lease or to purchase the Premises, then Lessee may preserve this Lease by, within twenty (20) days following the occurrence of the damage, or before the expiration of the time provided in such option for its exercise, whichever is earlier ("EXERCISE PERIOD"),
        (i) exercising such option and (ii) providing Lessor with any shortage in insurance proceeds (or adequate assurance thereof) needed to make the repairs. If Lessee duly exercises such option during said Exercise Period and provides Lessor with funds (or adequate assurance thereof) to cover any shortage in insurance proceeds, Lessor shall, at Lessor's expense repair such damage as soon as reasonably possible and this Lease shall continue in full force and effect. If Lessee fails to exercise such option and provide such funds or assurance during said Exercise Period, then Lessor may at Lessor's option terminate this Lease as of the expiration of said sixty
        (60) day period following the occurrence of such damage by giving written notice to Lessee of Lessor's election to do so within ten (10) days after the expiration of the Exercise Period, notwithstanding any term or provision in the grant of option to the contrary.

             9.6  ABATEMENT OF RENT; LESSEE'S REMEDIES.

             (a) In the event of damage described in Paragraph 9.2 (Partial Damage-Insured Loss) or Section 9.3 (Partial Damage - Uninsured Loss), whether or not Lessor or Lessee repairs or restores the Premises, the Base Rent, Real Property Taxes, insurance premiums, and other charges, if any, payable by Lessee hereunder for the period during which such damage, its repair or the restoration continues, shall be abated in proportion to the degree to which Lessee's use of the Premises is impaired. Except for abatement of Base Rent, Real Property Taxes, insurance premiums, and other charges, if any, as aforesaid, all other obligations of Lessee hereunder shall be performed by Lessee, and Lessee shall have no claim against Lessor for any damage suffered by reason of any such repair or restoration.

             (b) If Lessor shall be obligated to repair or restore the Premises under the provisions of this Paragraph 9 and shall not commence, in a substantial and meaningful way, the repair or restoration of the Premises within ninety (90) days after such obligation shall accrue, Lessee may, at any time prior to the commencement of such repair or restoration, give written notice to Lessor and to any Lenders of which Lessee has actual notice of Lessee's election to terminate this Lease on a date not less than sixty (60) days following the giving of such notice. If Lessee gives such notice to Lessor and such Lenders and such repair or restoration is not commenced within thirty (30) days after receipt of such notice, this Lease shall terminate as of the date specified in said notice. If Lessor or a Lender commences the repair or restoration of the Premises within thirty (30) days after receipt of such notice, this Lease shall continue in full force and effect. "COMMENCE" as used in this Paragraph shall mean either the unconditional authorization of the preparation of the required plans, or the beginning of the actual work on the Premises, whichever first occurs.

             9.7 HAZARDOUS SUBSTANCE CONDITIONS. If a Hazardous Substance Condition occurs, unless such Hazardous Substance Condition arises out of or involves any Hazardous Substance or storage tank brought onto the Premises by or for Lessee or under Lessee's control (in which case Lessee shall make the investigation and remediation thereof required by Applicable Law and this Lease shall continue in full force and effect, but subject to Lessor's rights under Paragraph 13), Lessor may at Lessor's option either (i) investigate and remediate such Hazardous Substance Condition, if required, as soon as reasonably possible at Lessor's expense, in which event this Lease shall continue in full force and effect, or (ii) if the estimated cost to investigate and remediate such condition exceeds $100,000, give written notice to Lessee within thirty
        (30) days after receipt by Lessor of knowledge of the occurrence of such Hazardous Substance Condition of Lessor's desire to terminate this Lease as of the date sixty (60) days following the giving of such notice. In the event Lessor elects to give such notice of Lessor's intention to terminate this Lease, Lessee shall have the right within ten (10) days after the receipt of such notice to give written notice to Lessor of Lessee's commitment to pay for the investigation and remediation of such Hazardous Substance Condition totally at Lessee's expense and without reimbursement from Lessor except to the extent of $100,000. Lessee shall provide Lessor with the funds required of Lessee or satisfactory assurance thereof within thirty (30) days following Lessee's said commitment.
        In such event this Lease shall continue in full force and effect, and Lessor shall proceed to make such investigation and remediation as soon as reasonably possible and the required funds are available. If Lessee does not give such notice and provide the required funds or assurance thereof within the times specified above, this Lease shall terminate as of the date specified in Lessor's notice of termination.
        If a Hazardous Substance Condition occurs which does not arise out of or involve any Hazardous Substance or storage tank brought onto the Premises by or for Lessee or under Lessee's control there shall be abatement of Lessee's obligations under this Lease to the same extent as provided in Paragraph 9.6(a).

             9.8 TERMINATION-ADVANCE PAYMENTS. Upon termination of this Lease pursuant to this Paragraph 9, an equitable adjustment shall be made concerning advance Base Rent and any other advance payments made by Lessee to Lessor.

             9.9 WAIVE STATUTES. Lessor and Lessee agree that the terms of this Lease shall govern the effect of any damage to or destruction of the Premises with respect to the termination of this Lease and hereby waive the provisions of any present or future statute to the extent inconsistent herewith.

        10.  REAL PROPERTY TAXES.

             10.1 (a) PAYMENT OF TAXES. Lessee shall pay the Real Property Taxes, as defined in Paragraph 10.2, applicable to the Premises during the term of this Lease. All such payments shall be made at least ten (10) days prior to the delinquency date of the applicable installment. Lessee shall promptly furnish Lessor with satisfactory evidence that such taxes have been paid. If any such taxes to be paid by Lessee shall cover any period of time prior to or after the expiration or earlier termination of the term hereof, Lessee's share of such taxes shall be equitably prorated to cover only the period of time within the tax fiscal year this Lease is in effect, and Lessor shall reimburse Lessee for any overpayment after such proration. If Lessee shall fail to pay any Real Property Taxes required by this Lease to be paid by Lessee, Lessor shall have the right to pay the same, and Lessee shall reimburse Lessor therefor upon demand.

             (b) CONTEST. The amount of property tax currently assessed is being challenged for the Premises by Lessor. Lessee hereby agrees to reimburse Lessor for Lessor's reasonable out-of-pocket costs incurred in the course of conducting said protest; provided, however, that (i) no costs shall be reimbursed unless and until Lessor shall provide to Lessee (a) evidence that such protest has been successfully concluded and (b) a bill for such out-of-pocket expenses and
        (ii) such reimbursement shall be limited to $6,000. Lessor shall pay to Lessee that portion of any refund received by Lessor as a result of such protest which is allocable to the period of time during which this Lease is in effect.

             10.2 DEFINITION OF "REAL PROPERTY TAXES." As used herein, the term "REAL PROPERTY TAXES" shall include any form of real estate tax or assessment, general, special, ordinary or extraordinary, and any license fee, commercial rental tax, improvement bond or bonds, levy or tax (other than inheritance, personal income or estate taxes) imposed upon the Premises by any authority having the direct or indirect power to tax, including any city, state or federal government, or any school, agricultural, sanitary, fire, street, drainage or other improvement district thereof, levied against any legal or equitable interest of Lessor in the Premises or in the real property of which the Premises are a part, Lessor's right to rent or other income therefrom, and/or Lessor's business of leasing the Premises. The term "REAL PROPERTY TAXES" shall also include any tax, fee, levy, assessment or charge, or any increase therein, imposed by reason of events occurring, or changes in Applicable Law taking effect, during the term of this Lease, including but not limited to the execution of this Lease, or any modification, amendment or transfer thereof, and whether or not contemplated by the Parties. Notwithstanding any provision herein to the contrary, in the event Lessor (or any successor in interest to Lessor) sells, exchanges, transfers, or otherwise conveys the Premises (or any portion thereof or any improvements thereon) at any time during the term of this Lease (including additional terms), any increases in taxes, assessments, fees or levies resulting from such sale, exchange, transfer or other conveyance shall be the responsibility of Lessor and not deemed to be included in Real Estate Taxes. Lessor hereby agrees to pay any such increase at least ten (10) days prior to the delinquency date of each applicable installment. Lessor further hereby represents and warrants that a separate tax parcel has been created with respect to the Premises which includes the building footprint, landscaping, and all parking associated with the Premises.

             10.3 PERSONAL PROPERTY TAXES. Lessee shall pay prior to delinquency all taxes assessed against and levied upon Lessee Owned Alterations, Lessee Owned Utility Installations, Trade Fixtures, furnishings, equipment and all personal property of Lessee contained in the Premises or elsewhere. When possible, Lessee shall cause its Trade Fixtures, furnishings, equipment and all other personal property to be assessed and billed separately from the real property of Lessor. If any of Lessee's said personal property shall be assessed with Lessor's real property, Lessee shall pay Lessor the taxes attributable to Lessee within ten (10) days after receipt of a written statement setting forth the taxes applicable to Lessee's property or, at Lessor's option as provided in Paragraph 10.1(b).

        11. UTILITIES. Lessee shall pay for all water, gas, heat, light, power, telephone, trash disposal and other utilities and services supplied to the Premises, together with any taxes thereon.

        12.  ASSIGNMENT AND SUBLETTING.

             12.1  LESSOR'S CONSENT REQUIRED.

             (a) Lessee shall have the conditional right to assign or transfer (COLLECTIVELY, "ASSIGNMENT") or sublet all or any part of Lessee's interest in this Lease provided it receives Lessor's prior written consent given under and subject to the terms of Paragraph 36 which shall not be unreasonably withheld or delayed. Notwithstanding the foregoing, Lessor shall not disapprove and shall be deemed to have approved any proposed subletting (as opposed to an assignment) to a person or corporation which is (i) engaged in a business permitted under this Lease, (ii) engaged in a business that does not require the generation or disposal at the Premises of any Acutely Hazardous Substance and (iii) does not have a reputation for dishonesty, criminal conduct or unethical business practices. Notwithstanding the foregoing, Lessor shall be obligated to approve or disapprove of any proposed assignment or subletting within fifteen (15) days of receipt of notice. Failure to approve or disapprove within fifteen (15) days of receipt shall be deemed an approval.

             (b) An assignment or subletting of Lessee's interest in this Lease without Lessor's specific prior written consent shall, at Lessor's option, be a Default curable after notice per Paragraph 13.1(c), or a noncurable breach without the necessity of any notice and grace period.

             (c)  Lessee's remedy for any breach of this Paragraph
        12.1 by Lessor shall be limited to compensatory damages and injunctive relief.

             12.2  TERMS AND CONDITIONS APPLICABLE TO ASSIGNMENT AND
        SUBLETTING.

             (a) Regardless of Lessor's consent, any assignment or subletting shall not: (i) release Lessee of any obligations hereunder, or (ii) alter the primary liability of Lessee for the payment of Base Rent and other sums due Lessor hereunder or for the performance of any other obligations to be performed by Lessee under this Lease.

             (b) Lessor may accept any rent or performance of Lessee's obligations from any person other than Lessee pending approval or disapproval of an assignment. Neither a delay in the approval or disapproval of such assignment nor the acceptance of any rent or performance shall constitute a waiver or estoppel of Lessor's right to exercise its remedies for the Default or Breach by Lessee of any of the terms, covenants or conditions of this Lease.

             (c) The consent of Lessor to any assignment or subletting shall not constitute a consent to any subsequent assignment or subletting by Lessee or to any subsequent or successive assignment or subletting by the sublessee.
        However, Lessor may consent to subsequent sublettings and assignments of the sublease or any amendments or modifications thereto without notifying Lessee or anyone else liable on the Lease or sublease and without obtaining their consent, and such action shall not relieve such persons from liability under this Lease or sublease.

             (d) In the event of any Default or Breach of Lessee's obligations under this Lease, Lessor may proceed directly against Lessee or any one else responsible for the performance of the Lessee's obligations under this Lease, including the sublessee, without first exhausting Lessor's remedies against any other person or entity responsible therefor to Lessor, or any security held by Lessor or Lessee.

             (e) Each request for consent to an assignment or subletting shall be in writing, accompanied by information relevant to Lessor's determination as to the financial and operational responsibility and appropriateness of the proposed assignee or sublessee, including but not limited to the intended use and/or required modification of the Premises, if any. Lessee agrees to provide Lessor with such other or additional information and/or documentation as may be reasonably requested by Lessor.

             (f) Any assignee of this Lease shall, by reason of accepting such assignment, be deemed for the benefit of Lessor, to have assumed and agreed to conform and comply with each and every term, covenant, condition and obligation herein to be observed or performed by Lessee during the term of said assignment or sublease, other than such obligations as are contrary to or inconsistent with provisions of an assignment to which Lessor has specifically consented in writing.

           12.3  ADDITIONAL TERMS AND CONDITIONS APPLICABLE TO
        SUBLETTING. The following terms and conditions shall apply to any subletting by Lessee of all or any part of the Premises and shall be deemed included in all subleases under this Lease whether or not expressly incorporated therein:

             (a) In the event of a Breach by Lessee in the performance of its obligations under this Lease and the election by Lessor to terminate this Lease in accordance with Paragraph 13.2(a) hereof, Lessor, at its option and without any obligation to do so, may require any sublessee to attorn to Lessor, in which event Lessor shall undertake the obligations of the sublessor under such sublease from the time of the exercise of said option to the expiration of such sublease; provided, however, Lessor shall not be liable for any prepaid rents or security deposit paid by such sublessee to such sublessor or for any other prior Defaults or Breaches of such sublessor under such sublease.

             (b) No sublessee shall further assign or sublet all or any part of the Premises without Lessor's prior written consent given under and subject to all of the terms of Paragraph 12.1(a).

             (c) Lessor shall deliver a copy of any notice of Default or Breach by Lessee to the sublessee, who shall have the right to cure the Default of Lessee within the grace period, if any specified in such notice. The sublessee shall have a right of reimbursement and offset from and against Lessee for any such Defaults cured by the sublessee.

        13.  DEFAULT; BREACH; REMEDIES.

              13.1 DEFAULT; BREACH. A "DEFAULT" is defined as a failure by the Lessee to observe, comply with or perform any of the terms, covenants, conditions or rules applicable to Lessee under this Lease. A "BREACH" is defined as the occurrence of any one or more of the following Defaults, and, where a grace period for cure after notice is specified herein, the failure by Lessee to cure such Default prior to the expiration of the applicable grace period, shall entitle Lessor to pursue its available remedies at law or in equity, including, without limitation, the remedies set forth in Paragraphs 13.2 and/or 13.3:

             (a) Except as expressly otherwise provided in this Lease, the failure by Lessee to make any payment of Base Rent or any other monetary payment required to be made by Lessee hereunder, whether to Lessor or to a third party, as and when due, the failure by Lessee to provide Lessor with reasonable evidence of insurance or surety bond required under this Lease, or the failure of Lessee to fulfill any obligation under this Lease which endangers or threatens life or property, where such failure continues for a period of ten
        (10) days following written notice thereof by or on behalf of Lessor to Lessee.

            (b) Except as expressly otherwise provided in this Lease, the failure by Lessee to provide Lessor with reasonable written evidence (in duly executed original form, if applicable) of (i) compliance with Applicable Law per Paragraph 6.3, (ii) the inspection, maintenance and service contracts required under Paragraph 7.1(b), (iii) the rescission of an unauthorized assignment or subletting per Paragraph 12.1(b), (iv) a Tenancy Statement per Paragraphs 16 or 37, (v) the subordination or non-subordination of this Lease per Paragraph 30 or (vi) any other documentation or information which Lessor may reasonably require of Lessee under the terms of this Lease, where any such failure continues for a period of twenty (20) days following written notice by or on behalf of Lessor to Lessee.

             (c) A Default by Lessee as to the terms, covenants, conditions or provisions of this Lease, that are to be observed, complied with or performed by Lessee, other than those described in subparagraphs (a) or (b), above, where such Default continues for a period of forty-five (45) days after written notice thereof by or on behalf of Lessor to Lessee; provided, however, that if the nature of Lessee's Default is such that more than forty-five (45) days are reasonably required for its cure, then it shall not be deemed to be a Breach of this Lease by Lessee if Lessee commences such cure within said thirty (30) day period and thereafter diligently prosecutes such cure to completion.

             (d) The occurrence of any of the following events: (i) the making by Lessee of any general arrangement or assignment for the benefit of creditors; (ii) Lessee's becoming a "debtor" as defined in 11 U.S.C. Section 101 or any successor statute thereto (unless, in the case of a petition filed against Lessee, the same is dismissed within sixty (60) days);
        (iii) the appointment of a trustee or receiver to take possession of substantially all of Lessee's assets located at the Premises or of Lessee's interest in this Lease, where possession is not restored to Lessee within thirty (30) days; or (iv) the attachment, execution or other judicial seizure of substantially all of Lessee's assets located at the Premises or of Lessee's interest in this Lease, where such seizure is not discharged within thirty (30) days; provided, however, in the event that any provision of this subparagraph (e) is contrary to any applicable law, such provisions shall be of no force or effect, and not affect the validity of the remaining provisions.

             (e) The discovery by Lessor that any financial statement given to Lessor by Lessee was materially false.

             13.2 REMEDIES. If Lessee fails to perform any affirmative duty or obligation of Lessee under this Lease, within thirty (30) days (or within ten (10) days in the case of Lessee's non-payment of Real Property Taxes or insurance premiums) after written notice to Lessee (or in case of an emergency, without notice), Lessor may at its option (but without obligation to do so), perform such duty or obligation on Lessee's behalf, including but not limited to the obtaining of reasonably required bonds, insurance policies, or governmental licenses, permits or approvals. The costs and expenses of any such performance by Lessor shall be due and payable by Lessee to Lessor upon invoice therefor. If any check given to Lessor by Lessee shall not be honored by the bank upon which it is drawn, Lessor, at its option, may require all future payments to be made under this Lease by Lessee to be made only by cashier's check. In the event of a Breach of this Lease by Lessee, as defined in Paragraph 13.1, without further notice or demand, and without limiting Lessor in the exercise of any right or remedy which Lessor may have by reason of such Breach, Lessor may:

             (a) Terminate Lessee's right to possession of the Premises by any lawful means, in which case this Lease and the term hereof shall terminate and Lessee shall immediately surrender possession of the Premises to Lessor. In such event Lessor shall be entitled to recover from Lessee: (i) the worth at the time of the award of the unpaid rent which had been earned at the time of termination; (ii) the worth at the time of award of the amount by which the unpaid rent which would have been earned after termination until the time of award exceeds the amount of such rental loss that could have been reasonably avoided (and Lessor shall be obligated to use all reasonable efforts to re-let the Premises following any such termination); (iii) the worth at the time of award of the amount by which the unpaid rent for the balance of the term after the time of award exceeds the amount of such rental loss that could be reasonably avoided (and Lessor shall be obligated to use all reasonable efforts to re-let the Premises following any such termination); and (iv) any other amount necessary to compensate Lessor for all the detriment proximately caused by the Lessee's failure to perform its obligations under this Lease or which in the ordinary course of things would be likely to result therefrom, including but not limited to the cost of recovering possession of the Premises, expenses of reletting, including necessary renovation and alteration of the Premises, reasonable attorneys' fees, and that portion of the leasing commission paid by Lessor applicable to the unexpired term of this Lease. The worth at the time of award of the amount referred to in provision (iii) of the prior sentence shall be computed by discounting such amount at the discount rate of the Federal Reserve Bank of San Francisco at the time of award plus one percent (1%). Efforts by Lessor to mitigate damages caused by Lessee's Default or Breach of this Lease shall not waive Lessor's right to recover damages under this Paragraph. If termination of this Lease is obtained through the provisional remedy of unlawful detainer, Lessor shall have the right to recover in such proceeding the unpaid rent and damages as are recoverable therein, or Lessor may reserve therein the right to recover all or any part thereof in a separate suit for such rent and/or damages. If a notice and grace period required under subparagraphs 13.1(a), (b) or (c) was not previously given, a notice to pay rent or quit, or to perform or quit, as the case may be, given to Lessee under any statute authorizing the forfeiture of leases for unlawful detainer shall also constitute the applicable notice for grace period purposes required by subparagraphs 13.1(a), (b) or (c). In such case, the applicable grace period under subparagraphs 13.1 (a), (b) or (c) and under the unlawful detainer statute shall run concurrently after the one such statutory notice, and the failure of Lessee to cure the Default within the greater of the two such grace periods shall constitute both an unlawful detainer and a Breach of this Lease entitling lessor to the remedies provided for in this Lease and/or by said statute.

             (b) Continue the Lease and Lessee's right to possession in effect (in California under California Civil Code Section 1951.4) after Lessee's Breach and recover the rent as it becomes due, provided Lessee has the right to sublet or assign, subject only to reasonable limitations. See Paragraphs 12 and 36 for the limitations on assignment and subletting which limitations Lessee and Lessor agree are reasonable. Acts of maintenance or preservation, efforts to relet the Premises, or the appointment of a receiver to protect the Lessor's interest under the Lease, shall not constitute a termination of Lessee's right to possession.

             (c) Pursue any other remedy now or hereafter available to Lessor under the laws or judicial decisions of the state of California.

             (d) The expiration or termination of this Lease and/or the termination of Lessee's right to possession shall not relieve Lessee from liability under any indemnity provisions of this Lease as to matters occurring or accruing during the term hereof or by reason of Lessee's occupancy of the Premises.

             13.3 LATE CHARGES. Lessee hereby acknowledges that late payment by Lessee to Lessor of rent and other sums due hereunder will cause Lessor to incur costs not contemplated by this Lease, the exact amount of which will be extremely difficult to ascertain Such costs include, but are not limited to, processing and accounting charges, and late charges which may be imposed upon Lessor by the terms of any ground lease, mortgage or trust deed covering the Premises. Accordingly, if any installment of rent or any other sum due from Lessee shall not be received by Lessor or Lessor's designee within five (5) days after notice from Lessor that such amount shall be due and unpaid, then, Lessee shall pay to Lessor a late charge equal to ten percent (10%) of such overdue amount. The parties hereby agree that such late charge represents a fair and reasonable estimate of the costs Lessor will incur by reason of late payment by Lessee. Acceptance of such late charge by Lessor shall in no event constitute a waiver of Lessee's Default or Breach with respect to such overdue amount, nor prevent Lessor from exercising any of the other rights and remedies granted hereunder. In the event that a late charge is payable hereunder, whether or not collected, for three (3) consecutive installments of Base Rent, then notwithstanding Paragraph 4.1 or any to the provision of this Lease to the contrary, Base Rent shall, at Lessor's option, become due and payable quarterly in advance.

             13.4 BREACH BY LESSOR. Lessor shall not be deemed in breach of this Lease unless Lessor fails within a reasonable time to perform an obligation required to be performed by Lessor. For purposes of this Paragraph 13.4, a reasonable time shall in no event be less than thirty (30) days after receipt by Lessor, and by the holders of any ground lease, mortgage or deed of trust covering the Premises whose name and address shall have been furnished Lessee in writing for such purpose, of written notice specifying wherein such obligation of Lessor has not been performed; provided, however, that if the nature of Lessor's obligation is such that more than thirty (30) days after such notice are reasonably required for its performance, then Lessor shall not be in breach of this Lease if performance is commenced within such thirty (30) day period and thereafter diligently pursued to completion.

        14. CONDEMNATION. If the Premises or any portion thereof are taken under the power of eminent domain or sold under the threat of the exercise of said power (all of which are herein called "CONDEMNATION"), this Lease shall terminate as to the part so taken as of the date the condemning authority takes title or possession, whichever first occurs. If more than ten percent (10%) of the floor area of the Premises, or more than twenty-five percent (25%) of the land area not occupied by any building, is taken by condemnation, Lessee may, at Lessee's option, to be exercised in writing within ten (10) days after Lessor shall have given Lessee written notice of such taking (or in the absence of such notice, within ten (10) days after the condemning authority shall have taken possession) terminate this Lease as of the date the condemning authority takes such possession. If Lessee does not terminate this Lease in accordance with the foregoing, this Lease shall remain in full force and effect as to the portion of the Premises remaining, except that (i) the Base Rent shall be reduced in the same proportion as the rentable floor area of the Premises taken bears to the total rentable floor area of the building located on the Premises and (ii) Base Rent shall further be reduced by an amount equal to $75.00 per month for each parking space that is eliminated or adversely affected as a result of the taking. Except as provided in the preceding sentence, no reduction of Base Rent shall occur if the only portion of the Premises taken is land on which there is no building. Subject at all times to the terms of the Deed of Trust, any award for the taking of all or any part of the Premises under the power of eminent domain or any payment made under threat of the exercise of such power shall be the property of Lessor, whether such award shall be made as compensation for diminution in value of the leasehold or for the taking of the fee, or as severance damages; provided, however, that Lessee shall be entitled to any compensation separately awarded to Lessee for Lessee's relocation expenses and/or loss of Lessee's Trade Fixtures. In the event that this Lease is not terminated by reason of such condemnation, Lessor shall to the extent of its net severance damages received, over and above the legal and other expenses incurred by Lessor in the condemnation matter, repair any damage to the Premises caused by such condemnation, except to the extent that Lessee has been reimbursed therefor by the condemning authority.

        15.  BROKER'S FEE.

             15.1 The Brokers named in Paragraph 1.10 are the procuring causes of this Lease.

             15.2 Upon execution of this Lease by both Parties, Lessor shall pay to said Brokers jointly, or in such separate shares as they may mutually designate in writing, a fee as set forth in separate written agreements between Lessor and said Brokers for brokerage services rendered by said Brokers to Lessor in this transaction. Lessor acknowledges and agrees that none of the Brokers named in Paragraph 1.10 were retained by Lessee and that Lessee has no obligations whatsoever with respect to commissions owing to said Brokers.

             15.3 Lessee and Lessor each represent and warrant to the other that it has had no dealings with any person, firm, broker or finder (other than the Brokers named in Paragraph 1.10) in connection with the negotiation of this Lease and/or the consummation of the transaction contemplated hereby, and that no broker or other person, firm or entity other than said named Brokers is entitled to any commission or finder's fee in connection with said transaction. Lessee and Lessor do each hereby agree to indemnify, protect, defend and hold the other harmless from and against liability for compensation or charges which may be claimed by any such unnamed broker, finder or other similar party by reason of any dealings or actions of the indemnifying Party, including any costs, expenses, attorneys' fees reasonably incurred with respect thereto.

             15.4 Lessor and Lessee hereby consent to and approve all agency relationships, indicated in Paragraph 1.10.

        16.  TENANCY STATEMENT.

             16.1  Each Party (AS "RESPONDING PARTY") shall within ten
        (10) days after written notice from the other Party (THE "REQUESTING PARTY") execute, acknowledge and deliver to the Requesting Party a statement in writing in form similar to the then most current "TENANCY STATEMENT" form published by the American Industrial Real Estate Association, plus such additional information, confirmation and/or statements as may be reasonably requested by the Requesting Party.

             16.2 If Lessor desires to finance, refinance, or sell the Premises, any part thereof, or the building of which the Premises are a part, Lessee shall deliver to any potential lender or purchaser designated by Lessor such financial statements of Lessee (or, if Lessee does not prepare separate financial statements, financial statements of the direct or indirect parent corporation of Lessee which does prepare separate financial statements) as may be reasonably required by such lender or purchaser, including but not limited to Lessee's financial statements (or financial statements of such parent corporation) for the past three (3) years. All such financial statements shall be received by Lessor and such lender or purchaser in confidence and shall be used only for the purposes herein set forth.

        17. LESSOR'S LIABILITY. The term "LESSOR" as used herein shall mean the owner or owners at the time in question of the fee title to the Premises. Except as provided in paragraph 15, upon such transfer or assignment, the prior Lessor shall be relieved of all liability with respect to the obligations and/or covenants under this Lease thereafter to be performed by the Lessor. Subject to the foregoing, the obligations and/or covenants in this Lease to be performed by the Lessor shall be binding only upon the Lessor as hereinabove defined.

        18. SEVERABILITY. The invalidity of any provision of this Lease, as determined by a court of competent jurisdiction, shall in no way affect the validity of any other provision hereof.

        19. INTEREST ON PAST-DUE OBLIGATIONS. Any monetary payment due Lessor hereunder, other than late charges, not received by Lessor within thirty (30) days following the date on which it was due, shall bear interest from the thirty-first (31st) day after it was due at the rate of 12% per annum, but not exceeding the maximum rate allowed by law, in addition to the late charge provided for in Paragraph 13.4.

        20. TIME OF ESSENCE. Time is of the essence with respect to the performance of all obligations to be performed or observed by the Parties under this Lease.

        21.  RENT DEFINED.  All monetary obligations of Lessee to
        Lessor under the terms of this lease are deemed to be rent.

        22.  NO PRIOR OR OTHER AGREEMENTS; BROKER DISCLAIMER.   This
        Lease contains all agreements between the Parties with respect to any matter mentioned herein, and no other prior or contemporaneous agreement or understanding shall be effective.

        23.  NOTICES.

             23.1 All notices required or permitted by this Lease shall be in writing and may be delivered in person (by hand or by messenger or courier service) or may be sent by regular, certified or registered mail or U.S. Postal Service Express Mail, with postage prepaid, or by facsimile transmission, and shall be deemed sufficiently given if served in a manner specified in this Paragraph 23. The addresses noted adjacent to a Party's signature on this Lease shall be that Party's address for delivery or mailing of notice purposes. Either Party may by written notice to the other specify a different address for notice purposes, except that upon Lessee's taking possession of the Premises, the Premises shall constitute Lessee's address for purposes of mailing or delivering notices to Lessee. A copy of all notices required or permitted to be given to Lessor hereunder shall be concurrently transmitted to such party or parties at such addresses as Lessor may from time to time hereafter designate by written notice to Lessee.

             23.2 Any notice sent by registered or certified mail, return receipt requested, shall be deemed given on the date of delivery shown on the receipt card, or if no delivery date is shown, the postmark thereon. If sent by regular mail the notice shall be deemed given forty-eight (48) hours after the same is addressed as required herein and mailed with postage prepaid. Notices delivered by United Sates Express Mail or overnight courier that guarantees next day delivery shall be deemed given twenty-four (24) hours after delivery of the same to the United States Postal Service or courier. If any notice is transmitted by facsimile transmission or similar means, the same shall be deemed served or delivered upon telephone confirmation of receipt of the transmission thereof, provided a copy is also delivered via delivery or mail. If notice is received on a Sunday or legal holiday, it shall be deemed received on the next business day.

        24. WAIVERS. No waiver by Lessor of the Default or Breach of any term, covenant or condition hereof by Lessees, shall be deemed a waiver of any other term, covenant or condition hereof, or of any subsequent Default or Breach by Lessee of the same or of any other term, covenant or condition hereof. Lessor's consent to, or approval of, any act shall not be deemed to render unnecessary the obtaining of Lessor's consent to, or approval of, any subsequent or similar act by Lessee, or be construed as the basis of an estoppel to enforce the provision or provisions of this Lease requiring such consent. Regardless of Lessor's knowledge of a Default or Breach at the time of accepting rent, the acceptance of rent by Lessor shall not be a waiver of any preceding Default or Breach by Lessee of any provision hereof, other than the failure of Lessee to pay the particular rent so accepted.

        25. RECORDING. Either Lessor or Lessee shall, upon request of the other, execute, acknowledge and deliver to the other a short form memorandum of this Lease for recording purposes. The Party requesting recordation shall be responsible for payment of any fees or taxes applicable thereto.

        26. NO RIGHT TO HOLDOVER. Lessee has no right to retain possession of the Premises or any part thereof beyond the expiration or earlier termination of this Lease.

        27. CUMULATIVE REMEDIES. No remedy or election hereunder shall be deemed exclusive but shall, wherever possible, be cumulative with all other remedies at law or in equity.

        28. COVENANTS AND CONDITIONS. All provisions of this Lease to be observed or performed by Lessee are both covenants and conditions.

        29. BINDING EFFECT; CHOICE OF LAW. This Lease shall be binding upon the parties, their personal representatives, successors and assigns and be governed by the laws of the State of California. Any litigation between the Parties hereto concerning this Lease shall be initiated in the County of Los Angeles.

        30.  SUBORDINATION; ATTORNMENT; NON-DISTURBANCE.

             30.1 SUBORDINATION. This Lease and any Option granted hereby shall be subject and subordinate to any ground lease, mortgage, deed of trust, or other hypothecation or security device (COLLECTIVELY, "SECURITY DEVICE"), now or hereafter placed by Lessor upon the real property of which the Premises are a part, to any and all advances made on the security thereof, and to all renewals, modifications, consolidations, replacements and extensions thereof. Lessee agrees that the Lenders holding any such Security Device shall have no duty, liability or obligation to perform any of the obligations of Lessor under this Lease, but that in the event of Lessor's default with respect to any such obligation, Lessee will give any Lender whose name and address have been furnished Lessee in writing for such purpose notice of Lessor's default and allow such Lender thirty (30) days following receipt of such notice for the cure of said default before invoking any remedies Lessee may have by reason thereof. If any Lender shall elect to have this Lease and/or any Option granted hereby superior to the lien of its Security Device and shall give written notice thereof to Lessee, this Lease and such Options shall be deemed prior to such Security Device, notwithstanding the relative dates of the documentation or recordation thereof.

             30.2 ATTORNMENT. Subject to the non-disturbance provisions of Paragraph 30.3, Lessee agrees to attorn to a Lender or any other party who acquires ownership of the Premises by reason of a foreclosure of a Security Device, and that in the event of such foreclosure, such new owner shall not: (i) be liable for any act or omission of any prior lessor or with respect to events occurring prior to acquisition of ownership, (ii) be subject to any offsets or defenses which Lessee might have against any prior lessor or (iii) be bound by prepayment of more than one (1) month's rent.

             30.3 NON-DISTURBANCE. With respect to Security Devices entered into by Lessor after the execution of this Lease, Lessee's subordination of this Lease shall be subject to receiving assurance (A "NON-DISTURBANCE AGREEMENT") from the Lender that Lessee's possession of this Lease, including any Options to extend the term hereof, will not be disturbed so long as Lessee is not in Breach hereof and attorns to the record owner of the Premises.

             30.4 SELF-EXECUTING. The agreements contained in this Paragraph 30 shall be effective without the execution of any further documents; provided however, that, upon written request from Lessor or a Lender in connection with a sale, financing or refinancing of the Premises, Lessee and Lessor shall execute such further writings as may be reasonably required to separately document any such subordination or non-subordination, attornment and/or non-disturbance agreement as is provided for herein.

        31. ATTORNEY'S FEES. If any Party or Broker brings an action or proceeding to enforce the terms hereof or declare rights hereunder, the Prevailing Party (as hereafter defined) in any such proceeding, action, or appeal thereon, shall be entitled to reasonable attorneys' fees. Such fees may be awarded in the same suit or recovered in a separate suit, whether or not such action or proceeding is pursued to decision or judgment. The term "PREVAILING PARTY" shall include, without limitation, a Party who substantially obtains or defeats the relief sought, as the case may be, whether by compromise, settlement, judgment, or the abandonment by the other Party of its claim or defense. The attorneys' fees award shall not be computed in accordance with any court fee schedule, but shall be such as to fully reimburse all attorneys' fees reasonably incurred. Lessor shall be entitled to attorneys' fees, costs and expenses incurred in the preparation and service of notices of Default and consultations in connection therewith, whether or not a legal action is subsequently commenced in connection with such Default or resulting Breach.

        32. LESSOR'S ACCESS; SHOWING PREMISES; REPAIRS. Lessor and Lessor's agents shall have the right to enter the Premises at any time, in the case of an emergency, and otherwise at reasonable times for the purpose of showing the same to prospective purchasers, lenders, or lessees, and making such alterations, repairs, improvements or additions to the Premises or to the building of which they are a part, as Lessor may reasonably deem necessary. Lessor may at any time place on or about the Premises or building any ordinary "For Sale" signs and Lessor may at any time during the last one hundred twenty (120) days of the term hereof place on or about the Premises any ordinary "For Lease" signs. All such activities of Lessor shall be without abatement of rent or liability to Lessee.

        33. AUCTIONS. Lessee shall not conduct, nor permit to be conducted, either voluntarily or involuntarily, any auction upon the Premises without first having obtained Lessor's prior written consent. Notwithstanding anything to the contrary in this Lease, Lessor shall not be obligated to exercise any standard of reasonableness in determining whether to grant such consent.

        34. SIGNS. Lessee may place any sign upon the exterior of the Premises and install such signs as are reasonably required to advertise Lessee's business. The installation of any sign on the Premises by or for Lessee shall be subject to the provisions of Paragraph 7 (Maintenance, Repairs, Utility Installations, Trade Fixtures and Alterations).

        35. TERMINATION; MERGER. Unless specifically stated otherwise in writing by Lessor, the voluntary or other surrender of this Lease by Lessee, the mutual termination or cancellation hereof, or a termination hereof by Lessor for Breach by Lessee, shall automatically terminate any sublease or lesser estate in the Premises; provided, however, Lessor shall, in the event of any surrender, termination or cancellation, have the option to continue any one or all of any existing subtenancies. Lessor's failure within ten (10) days following any such even to make a written election to the contrary by written notice to the holder of any such lesser interest, shall constitute Lessor's election to have such event constitute the termination of such interest.

        36.  CONSENTS.

             (a) Except for Paragraph 33 hereof (Auctions) or as otherwise provided herein, wherever in this Lease the consent of a Party is required to an act by or for the other Party, such consent shall not be unreasonably withheld or delayed. Lessor's actual reasonable costs and expenses (including but not limited to architects', attorneys', engineers' or other consultants' fees) incurred in the consideration of, or response to, a request by Lessee for any Lessor consent pertaining to the presence or use of a Hazardous Substance, practice or storage tank, shall be paid by Lessee to Lessor upon receipt of an invoice and supporting documentation therefor. Lessor may, as a condition to considering any such request by Lessee, require the Lessee deposit with Lessor an amount of money reasonably calculated by Lessor to represent the cost Lessor will incur in considering and responding to Lessee's request. Except as otherwise provided, any unused portion of said deposit shall be refunded to Lessee without interest. Lessor's consent to any act, assignment of this Lease or subletting of the Premises by Lessee shall not constitute an acknowledgment that no Default or Breach by Lessee of this Lease exists, nor shall such consent be deemed a waiver of any then existing Default or Breach, except as may be otherwise specifically stated in writing by Lessor at the time of such consent.

             (b) All conditions to Lessor's consent authorized by this Lease are acknowledged by Lessee as being reasonable. The failure to specify herein any particular condition to Lessor's consent shall not preclude the imposition by Lessor at the time of consent of such further or other conditions as are then reasonable with reference to the particular matter for which consent is being given.

        37. QUIET POSSESSION. Upon payment by Lessee of the rent for the Premises and the observance and performance of all of the covenants, conditions and provisions on Lessee's part to be observed and performed under this Lease, Lessee shall have quiet possession of the Premises for the entire term hereof subject to all of the provisions of this Lease.

        38.  OPTIONS.

             38.1 OPTIONS. (a) Lessor hereby grants to Lessee two successive options (EACH, AN "OPTION") to extend the term of this Lease for an additional sixty (60) month period (EACH, AN "OPTION PERIOD") commencing when the prior term expires upon each and all of the following terms and conditions: (i) Lessee gives to Lessor and Lessor actually receives, on the date which is at least six (6) months prior to the date upon which the Option Period would commence, a written notice of the exercise of the Options (and if said notification of the exercise of said Options are not so given and received, the Options shall automatically expire and said Options may only be exercised consecutively); (ii) the provisions of this Paragraph, including the provisions relating to Default of Lessee are conditions of each Option; and (iii) all of the terms and conditions of this Lease, except where specifically modified by this Paragraph, shall apply to each Option Period. The monthly rent for each month during either Option Period shall be ninety-five percent (95%) of the Fair Market Value for the Premises and the improvements located thereon, determined in each case prior to the commencement of the applicable Option Period pursuant to Paragraph 38.1(b) below. The term "FAIR MARKET RENTAL VALUE" shall mean the monthly amount per rentable square foot that a willing tenant would pay and a willing landlord would accept at arm's length, for a new five (5) year Lease (for non-renewal and non-expansion space, unless renewals or expansions are pursuant to a comparable definition of Fair Market Rental Value) for delivery on or about the date upon which the applicable Option Period commences, for comparable non-sublease, non-encumbered, non-renewal space in other buildings in the area, giving appropriate consideration to annual rental rates per rentable square foot, the type of escalation clauses (including, without limitation, operating expense, real estate tax allowance or base year and CPI rental adjustments), rental abatement or free rent concessions, if any, brokerage commissions, the length of the lease term, size and location of the premises being leased (including the floor level), quality of the project, building standard work letter and/or tenant improvement allowances, if any, the extent of services to be provided to the leased premises, the date as of which the Fair Market Rental Rate is to become effective, and other generally applicable terms and conditions of tenancy for comparable space.

             (b) If Lessee has exercised any Option, four (4) months prior to the commencement of the Option Period described above, Lessor and Lessee shall meet to establish an agreed-upon Fair Market Rental Value for such Option Period. If agreement cannot be reached on or prior to three (3) months prior to the commencement of the Option Period, then
        (i) Lessor and Lessee shall immediately jointly appoint a mutually-acceptable appraiser or broker to establish the Fair Market Rental Value within the next thirty (30) days and any associated costs will be split equally between the Parties or
        (ii) both Lessor and Lessee shall each immediately select and pay the appraiser or broker of their choice to establish a Fair Market Rental Value within the next thirty (30) days.
        If, for any reason, either one of the appraisals is not completed within the next thirty (30) days, as stipulated, then the appraisal that is completed at that time shall automatically become the Fair Market Rental Value. If both appraisals are completed and the two appraisers/brokers cannot agree on a Fair Market Rental Value, then they shall immediately select a third mutually acceptable appraiser/broker (or if the two appraisers/brokers cannot agree on a third mutually acceptable appraiser/broker, then the Parties shall jointly petition the American Arbitration Association for the appointment of a third broker/appraiser) to establish a third Fair Market Rental Value within the next thirty (30) days. The average of the two appraisals closest in value shall then become the Fair Market Rental Value. The costs of the third appraisal will be split equally between the Parties.

             38.2 MULTIPLE OPTIONS. A later Option cannot be exercised unless the prior Option to extend or renew this Lease have been validly exercised.

             38.3  EFFECT OF DEFAULT ON OPTIONS.

             (a) Lessee shall have no right to exercise an Option, notwithstanding any provision in the grant of Option to the contrary: (i) during the period commencing with the giving of any notice of Default under Paragraph 13.1 and continuing until the notice Default is cured, or (ii) during the period of time any monetary obligation due Lessor from Lessee is unpaid (without regard to whether notice thereof is given Lessee), or (iii) during the time Lessee is in Breach of this Lease, or (iv) in the event that Lessor has rightfully given to Lessee three (3) or more notices of Default under Paragraph 13.1, whether or not the Defaults are cured, during the twelve
        (12) month period immediately preceding the exercise of the Option.

             (b) The period of time within which an Option may be exercised shall not be extended or enlarged by reason of Lessee's inability to exercise an Option because of the provisions of Paragraph 38.3(a).

        39. SECURITY MEASURES. Lessee hereby acknowledges that the rental payable to Lessor hereunder does not include the cost of guard service or other security measures, and that Lessor shall have no obligation whatsoever to provide same. Lessee assumes all responsibility for the protection of the Premises, Lessee, its agents and invitees and their property from the acts of third parties.

        40. RESERVATIONS. Lessor reserves to itself the right, from time to time, to grant, without the consent or joinder of Lessee, such easements, rights and dedications that Lessor deems necessary, and to cause the recordation of parcel maps and restrictions, so long as such easements, rights, dedications, maps and restrictions do not unreasonably interfere with the use of the Premises by Lessee. Lessee agrees to sign any documents reasonably requested by Lessor to effectuate any such easement rights, dedication, map or restrictions.

        41. PERFORMANCE UNDER PROTEST. If at any time a dispute shall arise as to any amount or sum of money to be paid by one Party to the other under the provisions hereof, the Party against whom the obligation to pay the money is asserted shall have the right to make payment "under protest" and such payment shall not be regarded as a voluntary payment and there shall survive the right on the part of said Party to institute suit for recovery of such sum. If it shall be adjudged that there was no legal obligation on the part of said Party to pay such sum or any part thereof, said Party shall be entitled to recover such sum or so much thereof as it was not legally required to pay under the provisions of this Lease.

        42. AUTHORITY. If either Party hereto is a corporation, trust, or general or limited partnership, each individual executing this Lease on behalf of such entity represents and warrants that he or she is duly authorized to execute and deliver this Lease on its behalf. If Lessee is a corporation, trust or partnership, Lessee shall, within thirty (30) days after request by Lessor, deliver to Lessor evidence satisfactory to Lessor of such authority.

        43. AMENDMENTS. This Lease may be modified only in writing, signed by the Parties in interest at the time of the modification. The parties shall amend this Lease from time to time to reflect any adjustments that are made to the Base Rent or other rent payable under this Lease. As long as they do not materially change Lessee's obligations hereunder, Lessee agrees to make such reasonable non-monetary modifications to this Lease as may be reasonably required by an institutional, insurance company, or pension plan Lender in connection with the obtaining of normal financing or refinancing of the property of which the Premises are a part.

        44. MULTIPLE PARTIES. Except as otherwise expressly provided herein, if more than one person or entity is named herein as either Lessor or Lessee, the obligations of such multiple Parties shall be the joint and several responsibility of all persons or entities named herein as such Lessor or Lessee.

        45. COUNTERPARTS. This Lease may be executed in any number of counterparts and by the different Parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all of which counterparts together shall constitute one and the same instrument.

        LESSOR AND LESSEE HAVE CAREFULLY READ AND REVIEWED THIS LEASE AND EACH TERM AND PROVISION CONTAINED HEREIN, AND BY THE EXECUTION OF THIS LEASE SHOW THEIR INFORMED AND VOLUNTARY CONSENT THERETO. THE PARTIES HEREBY AGREE THAT, AT THE TIME THIS LEASE IS EXECUTED, THE TERMS OF THIS LEASE ARE COMMERCIALLY REASONABLE AND EFFECTUATE THE INTENT AND PURPOSE OF LESSOR AND LESSEE WITH RESPECT TO THE PREMISES. WHENEVER IN THIS LEASE, LESSOR OR LESSEE IS GRANTED A RIGHT TO TAKE ACTION, EXERCISE DISCRETION, OR MAKE AN ALLOCATION, JUDGMENT OR OTHER DETERMINATION, LESSOR AND LESSEE SHALL ACT IN GOOD FAITH AND IN A REASONABLE AND PRUDENT MANNER. EACH PARTY AGREES THAT THIS LEASE SHALL BE CONSTRUED TO STIPULATE THE NORMAL AND REASONABLE EXPECTATIONS OF A SOPHISTICATED LESSOR AND LESSEE, WHERE ONE TAKES NO ACTION THAT MIGHT RESULT IN THE FRUSTRATION OF THE OTHER'S REASONABLE EXPECTATIONS CONCERNING THE BENEFITS TO BE ENJOYED UNDER THIS LEASE.

             The parties hereto have executed this Lease at the place on the dates specified above their respective signatures.

        EXECUTED at Canyon Country, CA     EXECUTED at Los Angeles, CA
                    ------------------                 ---------------
       on 4 April, 94                      on April 1, 1994
          -----------                         -------------
       by LESSEE:                          by LESSOR:

       MASON ELECTRIC COMPANY              G&G 8TH STREET PARTNERS, LTD.,
                                           a California limited
                                           partnership

        By:  /s/William E. Southern        By:  G's Properties, Inc.
             ----------------------
                William E. Southern
        Title:  President
                                      By:  /s/ Rodney L. Gleicher
                                           -----------------------
                                               Rodney L. Gleicher
                                      Title:   President

                                      By:  /s/ Robert A. Chappell
                                           ----------------------
                                               Robert A. Chappell
                                      Title:   General Partner

                                      By:  /s/ Paul Saylors
                                           ----------------------
                                               Paul Saylors
                                      Title:   General Partner

                                      By:  /s/ John M. Spar
                                           ----------------------
                                               John M. Spar
                                      Title:   General Partner

                                      JAMES W. CASSIDY

                                      /s/ James W. Cassidy
                                      --------------------------

                                      LORALEE CASSIDY

                                      /s/ Loralee Cassidy
                                      --------------------------


        STATE OF CALIFORNIA      )
                                 ) ss:
        COUNTY OF LOS ANGELES    )

                  On April 4, 1994 before me, the undersigned, a Notary Public in and for said State, personally appeared
        William E. Southern, proved to me on the basis of satisfactory evidence to be the person whose name is subscribed to the within instrument, and acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument the person, or the entity upon behalf of which the person acted, executed the instrument.

        WITNESS my hand and official seal

        SIGNATURE:  /s/Marlyn Lee Irvin      (This area for official
                    -------------------       notarial seal)
                      Notary Public



        STATE OF CALIFORNIA      )
                                 ) ss:
        COUNTY OF LOS ANGELES    )

                  On April 1, 1994 before me, the undersigned, a Notary Public in and for said State, personally appeared Rodney L. Gleicher, personally known to me (or proved to me on the basis of satisfactory evidence) to be the person whose name is subscribed to the within instrument, and acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument the person, or the entity upon behalf of which the person acted, executed the instrument.

        WITNESS my hand and official seal

        SIGNATURE: /s/ Sheree Ann Bradford      (This area for official
                   -----------------------       notarial seal)




        STATE OF CALIFORNIA      )
                                 ) ss:
        COUNTY OF LOS ANGELES    )

                  On April 1, 1994 before me, the undersigned, a Notary Public in and for said State, personally appeared Robert A. Chappell, personally known to me (or proved to me on the basis of satisfactory evidence) to be the person whose name is subscribed to the within instrument, and acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument the person, or the entity upon behalf of which the person acted, executed the instrument.

        WITNESS my hand and official seal

        SIGNATURE: /s/ Lois E. Kelsey     (This area for official
                   ------------------      notarial seal)



        STATE OF CALIFORNIA      )
                                 ) ss:
        COUNTY OF LOS ANGELES    )

                  On April 1, 1994 before me, the undersigned, a Notary Public in and for said State, personally appeared Paul Saylors, personally known to me (or proved to me on the basis of satisfactory evidence) to be the person whose name is subscribed to the within instrument, and acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument the person, or the entity upon behalf of which the person acted, executed the instrument.

        WITNESS my hand and official seal

        SIGNATURE: /s/ Sheree Ann Bradford     (This area for official
                   -----------------------      notarial seal)



        STATE OF CALIFORNIA      )
                                 ) ss:
        COUNTY OF LOS ANGELES    )

                  On April 1, 1994 before me, the undersigned, a Notary Public in and for said State, personally appeared John M. Spar, personally known to me (or proved to me on the basis of satisfactory evidence) to be the person whose name is subscribed to the within instrument, and acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument the person, or the entity upon behalf of which the person acted, executed the instrument.

        WITNESS my hand and official seal

        SIGNATURE: /s/ Sheree Ann Bradford    (This area for official
                   -----------------------     notarial seal)


        STATE OF CALIFORNIA           )
                                      ) ss:
        COUNTY OF Riverside           )

                  On April 2, 1994 before me, the undersigned, a Notary Public in and for said State, personally appeared James W. Cassidy, personally known to me (or proved to me on the basis of satisfactory evidence) to be the person whose name is subscribed to the within instrument, and acknowledged to me that he executed the same.

        WITNESS my hand and official seal

        SIGNATURE: /s/ Sharon K. Atwell      (This area for official
                   --------------------       notarial seal)
                       Notary Public




                                SCHEDULE A
                                ----------
        PARCEL 1:

        PARCELS "C" AND "D", AS SHOWN ON PARCEL MAP NO. L.A. NO. 6660, PARTLY IN THE CITY OF LOS ANGELES AND PARTLY IN THE CITY OF SAN FERNANDO, IN THE COUNTY OF LOS ANGELES, STATE OF CALIFORNIA, AS PER MAP FILED IN BOOK 243, PAGES 25 TO 27, INCLUSIVE, OF PARCEL MAPS IN THE OFFICE OF THE COUNTY RECORDER OF SAID COUNTY.

        PARCEL 2:

        AN EASEMENT FOR INGRESS AND EGRESS AND INCIDENTAL PURPOSES OVER THOSE PORTIONS OF PARCELS "A" AND "B", AS SHOWN ON PARCEL MAP L.A. NO. 6660, PARTLY IN THE CITY OF LOS ANGELES AND PARTLY IN THE CITY OF SAN FERNANDO, IN THE COUNTY OF LOS ANGELES, STATE OF CALIFORNIA, AS PER MAP FILED IN BOOK 243, PAGES 25 TO 27, INCLUSIVE, OF PARCEL MAPS IN THE OFFICE OF THE COUNTY RECORDER OF SAID COUNTY, SHOWN AND DELINEATED ON SAID MAP AS "PRIVATE STREET."



                                                        EXHIBIT 10.23a

                    SINGLE TENANT INDUSTRIAL SUBLEASE

             This Sublease (this "Sublease"), dated as of August 1, 1996, is made by and between Mason Electric Company, Inc., a California corporation ("Sublessor") and ME Acquisition Co., a Delaware corporation ("Sublessee"), (collectively, the "Parties," or individually a "Party"), is made with respect to the Premises as defined in that certain Single Tenant Industrial Lease dated April 1, 1994 (the "Lease") by and between Sublessor (referred to therein, and where appropriate herein, as "Lessee") and G&G 8th Street Partners, Ltd., a California limited partnership, James Cassidy and Loralee Cassidy (collectively, "Lessor"). The Premises are specifically described in Schedule A attached hereto and made a part hereof.

             This Sublease is subject and subordinate to the Lease, and Sublessee agrees to be bound by the obligations of the Lessee set forth in the Lease, the provisions of which are expressly incorporated herein by this reference except as such provisions are modified or replaced herein. For provisions that are incorporated herein by reference and not otherwise modified by this Sublease, the term "Lessor" in such provisions shall mean "Sublessor" in this Sublease, the term "Lessee" in such provisions shall mean "Sublessee" in this Sublease, and the term "Lease" in such provisions shall mean "Sublease" in this Sublease. For purposes of comparison to the Lease, the provisions below substitute for or modify as indicated the provisions of the Lease bearing the same Paragraph, subparagraph and clause numbers. The following provisions are agreed for this Sublease:

             1.3  TERM:  The term of this Sublease shall be for 7
        years 8 months ("Original Term") commencing August 1, 1996 ("Commencement Date") and ending March 31, 2004, ("Expiration Date"). (See paragraph 3 for further provisions.)

             1.5 BASE RENT: Base monthly rent ("Base Rent") shall be payable as follows (all rental adjustments shall occur on the first day of April of each year):

             RENTAL RATE:   MONTHS              RENT
                            ------              ----
                            1- 8                $20,000
                            9- 20               $21,000
                            21-32               $22,000
                            33-44               $23,000
                            45-56               $24,000
                            57-68               $25,000
                            69-80               $26,000
                            81-92               $27,000

             As used herein, each "year" shall mean that period commencing on April 1st and ending on March 31st of the succeeding calendar year.

             2.3 CONDITION. Sublessor warrants that, as of the date of this Sublease, the roof and other structural components constituting the roof have been constructed in a good and workmanlike manner and are in good condition and repair. If a noncompliance with said warranty exists during a one (1) year period after the date of this Sublease, Sublessor shall promptly after receipt of written notice from Sublessee setting forth with specificity the nature and extent of such non-compliance, rectify same at Sublessor's expense.

        4.   RENT.

             4.1 BASE RENT. (a) Sublessee shall cause payment of Base Rent and other rent or charges, as the same may be adjusted from time to time, to Sublessor at: Stamford Harbor Park, 333 Ludlow Street, Stamford, Connecticut 06902, all in lawful money of the United States, without offset or deduction except as otherwise provided in this Sublease, on or before the day on which it is due under the terms of the Lease and this Sublease as applicable. Base Rent and all other rent and charges for any period during the term hereof which is for less than one (1) full calendar month shall be prorated based upon the actual number of days of the calendar month involved. Payment of Base Rent and other charges shall be made to Lessor at its address in the Lease and to Sublessor at its address stated herein or to such other persons or at such other addresses as may from time to time be designated in writing to Sublessee.

                  (b) Notwithstanding anything to the contrary set forth elsewhere in this Sublease, all payments of monthly Base Rent due hereunder shall be paid by Sublessee monthly in advance on the first day of each calendar month.

                  (c) Sublessor shall pay Base Rent and other rent or charges, as the same may be adjusted from time to time, to Lessor in the manner provided in the Lease. In the event Sublessor fails to timely pay Lessor Base Rent and such other rent or charges, Sublessee shall have the right to advance such delinquent amounts, together with any late charge or interest, and to deduct the amount of such advance from the next monthly installment(s) of Base Rent and other rent or charges due and owing to Sublessor under this Sublease.

        6.   USE.

             6.2  HAZARDOUS SUBSTANCES.

                  (c) WHEN CONSENT IS REQUIRED. The obligations of Lessee in Paragraph 6.2 of the Lease, and as amended by the Amendment of Lease, Estoppel, and Consent to Sublease of even date, regarding the consent of Lessor to a Reportable Instance shall flow solely to Lessor under the Lease and not to Sublessor under this Sublease.

                  (g) DUTY TO INFORM SUBLESSOR. If Sublessee knows, or has reasonable cause to believe, that a Hazardous Substance or Hazardous Substance Condition has come to be located on, in, under or about the Premises other than as previously consented to by Sublessor, or otherwise permitted in this Sublease, or if Sublessee receives any notice or claim with respect thereto, Sublessee shall immediately upon discovery or receipt thereof give written notice of such condition, notice or claim to Sublessor. Sublessee shall also immediately serve Sublessor with a copy of any statement, report, notice, registration, permit, business plan, license, claim, action or proceeding given or received from any governmental authority or private party, or persons entering or occupying the Premises, concerning the presence, spill, release, discharge of, or exposure to, any Hazardous Substance on, in, under or about the Premises. Sublessee shall, within thirty (30) days following request by Sublessor (made not more than once per year or in connection with alterations or improvements being made or proposed by Sublessee), provide Sublessor with copies of all permits and registrations applicable to, and a description of the precautions being taken with reference to, any storage tanks and/or Hazardous Substances Sublessee is then using or maintaining on, or disposing of from, the Premises.

                  (k) ENVIRONMENTAL REPRESENTATION. Sublessor hereby represents and warrants to Sublessee that, to the knowledge of Sublessor after due investigation, there are not currently, nor have there been at any time in the past, any Acutely Hazardous Substances, Hazardous Substance Condition or underground storage tanks in, on, under or about the Premises or the improvements located thereon.

        7.   MAINTENANCE; REPAIRS; UTILITY INSTALLATIONS; TRADE
        FIXTURES AND ALTERATIONS.

             7.4 OWNERSHIP; REMOVAL; SURRENDER; AND RESTORATION. The rights granted to Lessor in Paragraph 7.4 of the Lease shall flow to Lessor under the Lease and not to Sublessor under this Sublease.

        8.   INSURANCE; INDEMNITY.

             8.2 LIABILITY INSURANCE. Sublessee shall obtain and keep in force during the term of this Sublease a Commercial General Liability policy of insurance protecting Sublessee and Sublessor (naming Lessor as an additional insured) against claims for bodily injury, personal injury and property damage based upon, involving or arising out of the ownership, use, occupancy or maintenance of the Premises and all areas appurtenant thereto. Such insurance shall be on in a form consistent with that carried by Sublessee's parent company, Esterline Technologies Corporation in an amount not less than $5,000,000.00. Except to the extent an Insured Loss is caused by Lessor, its employees, agents or contractor's negligence, all insurance to be carried by Sublessee shall be primary to and not contributory with any similar insurance carried by Lessor or Sublessor, so that their insurance shall be considered excess insurance only.

             8.3 PROPERTY INSURANCE-BUILDING, SUBLESSEE OWNED ALTERATIONS AND UTILITY INSTALLATIONS. Sublessee shall obtain and keep in force during the term of this Sublease a policy or policies with loss payable to Lessor, Sublessor and to the holders of any mortgages, deeds of trust or ground leases on the Premises ("Lender(s)"), insuring loss or damage to the Premises, Alterations and Utility Installations. The amount of such insurance shall be equal to the full replacement cost of the Premises and the Alterations and Utility Installations, as determined by Sublessee's insurance carrier, but in no event more than the commercially reasonable and available insurable value thereof if, by reason of the unique nature or age of the improvements involved, such latter amount is less than full replacement cost. Such insurance shall be on in a form consistent with that carried by Sublessee's parent company, Esterline Technologies Corporation. Sublessee shall be liable for such deductible amount in the event of an Insured Loss, as defined in Paragraph 9.1(c).

             8.4 SUBLESSEE'S IMPROVEMENTS. Sublessor shall not be required to insure Alterations and Utility Installations.

             8.5 INSURANCE POLICIES. Sublessee shall cause to be delivered to Lessor and Sublessor copies of policies of such insurance or certificates evidencing the existence of such insurance with the insured and loss payable clauses as required by this Sublease. No such policy shall be cancelable or subject to modification except after thirty (30) days prior written notice to Lessor and Sublessor. Sublessee shall at least thirty (30) days prior to the expiration of such policies, furnish Lessor and Sublessor with evidence of renewals or "insurance binders" evidencing renewal thereof, or Sublessor may order such insurance and charge the cost thereof to Sublessee, which amount shall be payable by Sublessee to Sublessor upon demand. If Sublessee shall fail to procure and maintain the insurance required to be carried under this Paragraph 8, Sublessor may, but shall not be required to, procure and maintain the same at Sublessee's expense.

        9.   DAMAGE OR DESTRUCTION.

             9.3 PARTIAL DAMAGE - UNINSURED LOSS. In Paragraph 9.3 of the Lease, the following expression is deleted: "; provided, however, that this Lease shall not so terminate unless and until Lessor shall have paid in full the outstanding principal balance of, together with all accrued and unpaid interest on, the Note".

             9.4 TOTAL DESTRUCTION. In Paragraph 9.4 of the Lease, the following expression is deleted: "; provided, however, that this Lease shall not so terminate unless and until Lessor shall have paid in full the outstanding principal balance of, together with all accrued and unpaid interest on, the Note".

        13.  DEFAULT; BREACH; REMEDIES.

             13.4 BREACH BY SUBLESSOR.

                  (a) Sublessor shall be deemed in breach of this Sublease if Sublessor is in Default or Breach under the Lease, except if such breach is due to Sublessee's Default or Breach under this Sublease. Sublessor shall promptly deliver to Sublessee any notice Sublessor receives of a Default or Breach under the Lease. Sublessee shall have the right to cure such Sublessor's Default or Breach under the Lease and shall promptly be reimbursed for any monetary sums expended in remedying such Default or Breach, including interest at the rate of 12% per annum, but not exceeding the maximum rate allowed by law.

                  (b) As to any other breach of Sublessor under this Sublease, Sublessor shall not be deemed in breach unless Sublessor fails within a reasonable time to perform an obligation required to be performed by Sublessor. For purposes of this Paragraph 13.4, a reasonable time shall in no event be less than thirty (30) days after receipt by Sublessor, and by the holders of any ground lease, mortgage or deed of trust covering the Premises whose name and address shall have been furnished Sublessee in writing for such purpose, of written notice specifying wherein such obligation of Sublessor has not been performed; provided, however, that if the nature of Sublessor's obligation is such that more than thirty (30) days after such notice are reasonably required for its performance, then Sublessor shall not be in breach of this Sublease if performance is commenced within such thirty (30) day period and thereafter diligently pursued to completion.

        15. BROKER'S FEE. Sublessee and Sublessor each represent and warrant to the other that it has had no dealings with any person, firm, broker or finder in connection with the negotiation of this Sublease and/or the consummation of the transaction contemplated hereby, and that no broker or other person, firm or entity other than said named Brokers is entitled to any commission or finder's fee in connection with said transaction. Sublessee and Sublessor do each hereby agree to indemnify, protect, defend and hold the other harmless from and against liability for compensation or charges which may be claimed by any such unnamed broker, finder or other similar party by reason of any dealings or actions of the indemnifying Party, including any costs, expenses, attorneys' fees reasonably incurred with respect thereto.

        38.  OPTIONS.

             38.1 OPTIONS. (a) Sublessor hereby grants to Sublessee two successive options (each, an "Option") to extend the term of this Sublease for an additional sixty (60) month period (each, an "Option Period") commencing when the prior term expires upon each and all of the following terms and conditions: (i) Sublessee gives to Sublessor and Sublessor actually receives, on the date which is at least six (6) months prior to the date upon which the Option Period would commence, a written notice of the exercise of the Options (and if said notification of the exercise of said Options are not so given and received, the Options shall automatically expire and said Options may only be exercised consecutively);
        (ii) the provisions of this Paragraph, including the provisions relating to Sublessee's actions are conditions of each Option; and (iii) all of the terms and conditions of this Sublease, except where specifically modified by this Paragraph, shall apply to each Option Period. The monthly rent for each month during either Option Period shall be the amount payable by Sublessor to Lessor pursuant to Section 38.1 of the Lease.

                  (b) If Sublessee has exercised any Option, four (4) months prior to the commencement of the Option Period described above, Sublessor shall give immediate notice of such notice to Lessor, and Sublessee as the representative of Sublessor and Lessor shall meet to establish an agreed-upon Fair Market Rental Value for such Option Period. If agreement cannot be reached on or prior to three (3) months prior to the commencement of the Option Period, then (i) Lessor and Sublessee on the behalf of Sublessor, shall immediately jointly appoint a mutually-acceptable appraiser or broker to establish the Fair Market Rental Value within the next thirty
        (30) days and any associated costs will be split equally between Lessor and Sublessee or (ii) both Lessor and Sublessee shall each immediately select and pay the appraiser or broker of their choice to establish a Fair Market Rental Value within the next thirty (30) days. If, for any reason, either one of the appraisals is not completed within the next thirty (30) days, as stipulated, then the appraisal that is completed at that time shall automatically become the Fair Market Rental Value. If both appraisals are completed and the two appraisers/brokers cannot agree on a Fair Market Rental Value, then they shall immediately select a third mutually acceptable appraiser/broker (or if the two appraisers/brokers cannot agree on a third mutually acceptable appraiser/broker, then Lessor and Sublessee shall jointly petition the American Arbitration Association for the appointment of a third broker/appraiser) to establish a third Fair Market Rental Value within the next thirty (30) days. The average of the two appraisals closest in value shall then become the Fair Market Rental Value. The costs of the third appraisal will be split equally between Lessor and Sublessee.

        45. COUNTERPARTS. This Sublease may be executed in any number of counterparts and by the different Parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all of which counterparts together shall constitute one and the same instrument.

        SUBLESSOR AND SUBLESSEE HAVE CAREFULLY READ AND REVIEWED THIS Sublease AND EACH TERM AND PROVISION CONTAINED HEREIN, AND BY THE EXECUTION OF THIS SUBLEASE SHOW THEIR INFORMED AND VOLUNTARY CONSENT THERETO. THE PARTIES HEREBY AGREE THAT, AT THE TIME THIS Sublease IS EXECUTED, THE TERMS OF THIS SUBLEASE ARE COMMERCIALLY REASONABLE AND EFFECTUATE THE INTENT AND PURPOSE OF SUBLESSOR AND SUBLESSEE WITH RESPECT TO THE PREMISES. WHENEVER IN THIS SUBLEASE, SUBLESSOR OR SUBLESSEE IS GRANTED A RIGHT TO TAKE ACTION, EXERCISE DISCRETION, OR MAKE AN ALLOCATION, JUDGMENT OR OTHER DETERMINATION, SUBLESSOR AND SUBLESSEE SHALL ACT IN GOOD FAITH AND IN A REASONABLE AND PRUDENT MANNER. EACH PARTY AGREES THAT THIS SUBLEASE SHALL BE CONSTRUED TO STIPULATE THE NORMAL AND REASONABLE EXPECTATIONS OF A SOPHISTICATED SUBLESSOR AND SUBLESSEE, WHERE ONE TAKES NO ACTION THAT MIGHT RESULT IN THE FRUSTRATION OF THE OTHER'S REASONABLE EXPECTATIONS CONCERNING THE BENEFITS TO BE ENJOYED UNDER THIS SUBLEASE.

             The parties hereto have executed this Sublease at the place on the dates specified above their respective signatures.

        EXECUTED at San Fernando, CA    EXECUTED at Bellevue, WA
                 -------------------    ------------------------
        on August 07, 1996              on August 6, 1996
           ---------------                 --------------
        by SUBLESSOR:                   by SUBLESSEE:

        MASON ELECTRIC COMPANY, Inc.    ME Acquisition Company,
                                          a Delaware corporation

        By: /s/ William E. Southern     By /s/ Robert W. Stevenson
            -----------------------        -----------------------
            William E. Southern            Robert W. Stevenson
        Title: President                Title: Vice-President


        STATE OF CALIFORNIA      )
                                 ) ss:
        COUNTY OF LOS ANGELES    )

                  On July 07, 1996 before me, the undersigned, a Notary Public in and said State, personally appeared William
        E. Southern, (or proved to me on the basis of satisfactory evidence) to be the person whose name is subscribed to the within instrument, and acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument the person, or the entity upon behalf of which the person acted, executed the installment.

        WITNESS my hand and official seal


        SIGNATURE: /s/ Inez T. Morin         (This area for official
                   -----------------          notarial seal)




        STATE OF WASHINGTON )
                            ) ss.
        COUNTY OF KING      )

             I certify that I know or have satisfactory evidence that Robert W. Stevenson is the person who appeared before me, and said person acknowledged that he signed this instrument, on oath stated that he was authorized to execute the instrument and acknowledged it as the Vice-President of ME Acquisition Co., a Delaware corporation to be the free and voluntary act of such party for the uses and purposes mentioned in the instrument.

             Dated:  August 6, 1996
                     --------------
                                      /s/ Maria L. Rice
                                      -----------------
                                      (Signature)

                                      Maria L. Rice
                                      -----------------
                                      (Name legibly printed or stamped)

        (Seal or stamp)               Notary Public in and for the
                                      State of Washington, residing at
                                      Seattle.
                                      My appointment expires 7-30-00.



                              SCHEDULE A
                              ----------
        PARCEL 1:

        PARCELS "C" AND "D", AS SHOWN ON PARCEL MAP NO. L.A. NO. 6660, PARTLY IN THE CITY OF LOS ANGELES AND PARTLY IN THE CITY OF SAN FERNANDO, IN THE COUNTY OF LOS ANGELES, STATE OF CALIFORNIA, AS PER MAP FILED IN BOOK 243, PAGES 25 TO 27, INCLUSIVE, OF PARCEL MAPS IN THE OFFICE OF THE COUNTY RECORDER OF SAID COUNTY.

        PARCEL 2:

        AN EASEMENT FOR INGRESS AND EGRESS AND INCIDENTAL PURPOSES OVER THOSE PORTIONS OF PARCELS "All AND 11311, AS SHOWN ON PARCEL MAP L.A. NO. 6660, PARTLY IN THE CITY OF LOS ANGELES AND PARTLY IN THE CITY OF SAN FERNANDO, IN THE COUNTY OF LOS ANGELES, STATE OF CALIFORNIA, AS PER MAP FILED IN BOOK 243, PAGES 25 TO 27, INCLUSIVE, OF PARCEL MAPS IN THE OFFICE OF THE COUNTY RECORDER OF SAID COUNTY, SHOWN AND DELINEATED ON SAID MAP AS "PRIVATE STREET."



                                                          EXHIBIT 10.23b

        AMENDMENT OF LEASE, ESTOPPEL, AND CONSENT TO SUBLEASE

             This Amendment of Lease, Estoppel, and Consent to Sublease (this "CONSENT") is made as of August 6, 1996, by G & G 8th Street Partners, Ltd., a California limited partnership, James Cassidy and Loralee Cassidy (collectively, "LANDLORD"), to Mason Electric Company, Inc., a California corporation ("TENANT"), and ME Acquisition Co., a Delaware corporation ("SUBLESSEE") with reference to the following Recitals.

             RECITALS

             A. Landlord and Tenant have entered into that certain Single Tenant Industrial Lease (the "ORIGINAL LEASE") dated April 1, 1994, wherein Landlord leased to Tenant certain real property (the "PREMISES"), located at 605 8th Street, San Fernando, California 91340, and more particularly described in the Lease. (The Original Lease as amended by this Consent in paragraphs 4 and 14 below, is hereinafter referred to as the "LEASE.")

             B. Landlord and Tenant wish to amend the Lease in the manner set forth below.

             C. Tenant desires to sublease to Sublessee the Premises (the "SUBLEASED PREMISES") more particularly described in and pursuant to the provisions of that certain Sublease dated August 1, 1996 (the "SUBLEASE"), a copy of which is attached hereto.

             D. Tenant desires to obtain Landlord's consent to the Sublease.

             E. Tenant is the holder of an Amended and Restated Promissory Note in the original principal amount of $4,000,000, dated April 1, 1994 executed by Landlord (the "NOTE"), secured by a Deed of Trust, Assignment of Rents and Lease, Security Agreement, Financing Statement and Fixture Filing (the "TRUST DEED") which encumbers the Premises.

             F. Landlord wishes to obtain Tenant's acknowledgment that Landlord's consent to the Sublease is permitted by and not in breach of the Note and Deed of Trust.

             NOW, THEREFORE, Landlord hereby consents to the Sublease, such consent being subject to and upon the following terms and conditions to which Tenant and Sublessee hereby agree:

        1. DEFINITIONS. All initial capitalized terms not otherwise defined in this Consent shall have the meanings set forth in the Lease unless the context clearly indicates otherwise.

        2. EFFECTIVENESS OF CONSENT. The Consent shall not be effective and the Sublease shall not be valid nor shall Sublessee take possession of the Subleased Premises unless and until: (a) a fully executed counterpart of the Sublease in the form attached hereto, (b) a fully executed counterpart of this Consent, and (c) Tenant has paid to Landlord, the sum of $18,078.00, less the sum of $7,500.00 paid on account on or about July 15, 1996, for Landlord's accounting and legal fees in connection with this Consent, which amount is payable upon execution of this Consent by Tenant, and is in addition to all other amounts due from Tenant under the Lease.

        3. SUBORDINATION OF SUBLEASE. The Sublease is and shall be at all times subject and subordinate to (a) all of the covenants, agreements, terms, provisions and conditions contained in the Lease, (b) the Trust Deed, and (c) all matters of records affecting the Premises and all laws, ordinances and regulations now or thereafter affecting the Premises.

        4. ASSUMPTION OF LEASE BY SUBLESSEE. Sublessee does hereby expressly assume and agree to be bound by and to perform and comply with, for the benefit of Landlord, each and every obligation of Tenant under the Lease, except for the Note and Trust Deed, and except that so long as the Sublease remains in effect and Sublessee is the sole sublessee or assignee of the Premises, then the provisions of Article 8 and 38 of the Sublease shall be deemed to amend and replace the counterpart provisions in Articles 8 and 38 of the Lease, which Articles 8 and 38 of the Sublease may not be amended without the written consent of Landlord provided however, if the Sublessee exercises the options contained in Article 38, the term of the Note shall be extended as provided in the Note. Additionally, except as stated in the preceding sentence, notwithstanding any conflict between the terms of the Sublease and the terms of the Lease, or Landlord's consent to the Sublease, Tenant shall remain fully and primarily liable for the payment of Rents and all other amounts required to be paid by Tenant under the Lease and for the performance of all other obligations of Tenant under the Lease. As between Landlord and Tenant and as between Landlord and Sublessee, the terms of the Lease shall prevail in any conflict between the terms of the Lease and the terms of the Sublease except as provided in this paragraph.

        5. NO WAIVER BY LANDLORD. The acceptance of Rents or other amounts by Landlord from Sublessee or anyone else liable under the Lease shall not be deemed a waiver by Landlord of any provisions of the Lease.

        6.   FUTURE SUBLEASING.

             (a) This Consent shall not constitute a consent to any subsequent subletting or assignment and shall not relieve Tenant or any person claiming under or through Tenant of the obligation to obtain the consent of Landlord, pursuant to
        Article 12 of the Lease, to any future assignment or sublease (including, without limitation any future assignment or sublease of the Sublease).

             (b) Landlord may consent to subsequent sublettings and assignments of the Lease or the Sublease or any amendments or modifications thereto without notifying Tenant or anyone else liable under the Lease and without obtaining their consent and such action shall not relieve such persons from liability, provided however, Landlord agrees to give copies to Sublessee at the Premises of any notices of default or breach by Tenant or any other written notice given to Tenant by landlord as and when such notice is furnished to Tenant.

        7. ACTS OF SUBLESSEE. Any act or omission of Sublessee or anyone claiming under or through Sublessee that violates any of the provisions of the Lease shall be deemed a violation of the Lease by Tenant.

        8. LANDLORD'S RIGHT TO PROCEED DIRECTLY. In the event of any Default or Breach of Tenant under the Lease, Landlord may proceed directly against Tenant, Sublessee, any guarantors or anyone else liable under the Lease or the Sublease without first exhausting Landlord's remedies against any other person or entity liable thereon to Landlord.

        9.   USE OF PREMISES.    The Subleased Premises shall (subject
        to all of the convenants and agreements of the Lease) be used solely for the purposes set forth in the Lease and for no other use.

        10.  ATTORNMENT BY SUBLESSEE.

             (a) In the event of any default of Tenant in the performance of its obligations under the Lease and termination of the Lease or lawful re-entry or repossession of the Premises by Landlord, then Sublessee shall attorn to Landlord and Landlord shall accept such attornment of Sublessee subject to the provisions of Section 10(b) hereof. If Landlord accepts the attornment of Sublessee (as Landlord is required, or elects to do pursuant to Section 10(b)), then Landlord shall undertake the obligations of Tenant under the Sublease from the time of such acceptance of attornment to the date of termination of the Sublease, but Landlord shall not (i) be liable for any prepayment of more than one month's rent or any security deposit paid by Sublessee, (ii) be liable for any previous act or omission of Tenant under the Lease or for any other defaults of Tenant under the Sublease, (iii) be subject to any defenses or offsets previously accrued which Sublessee may have against Tenant or (iv) be bound by any changes or modifications made to the Sublease without the written consent of Landlord.

             (b) If (i) there is a default in the Lease by Tenant, and if (ii) after any required notices by landlord to Tenant to cure such default have been given, Tenant has not cured such default, then Landlord shall give Sublessee fourteen days written notice and opportunity to cure such default. If Sublessee cures such default within such fourteen day period, then Landlord shall be required to accept the attornment of Sublessee as described in Section 10 (a), but if Sublessee fails to cure such default within such period, time being of the essence, then Landlord shall not be required to accept the attornment of Sublessee. If such default is not a monetary default and cannot be reasonably cured within such fourteen day period, Sublessee may have such additional time as may be necessary up to a maximum of sixty days to cure the default so long as Sublessee diligently pursues such cure to its completion.

        11. TENANT'S ASSIGNMENT OF RENTS. Tenant hereby assigns and transfers to Landlord all of Tenant's right, title and interest in the Sublease and all rentals and income arising therefrom, subject however to the following terms of this
        Section 11:

             (a) Landlord, by executing this Consent, agrees that until a default shall occur in the performance of Tenant s obligations under the Lease, Tenant may receive, collect and enjoy the rents accruing under the Sublease. However, if Tenant shall default in the performance of any of its obligations under the Lease and the Lease is terminated or Landlord re-enters the Premises, then Landlord may, at its option, receive and collect, directly from Sublessee, all rent then owing and thereafter becoming due and payable under the Sublease as such rent shall become due and payable under the Sublease. All such rent payable under the Sublease so collected by Landlord shall be applied against any Base Rent and other charges payable by Tenant to Landlord under the Lease. So long as the Lease remains in effect, any excess amounts collected under the Sublease, after discharge of all of Tenant's obligations under the Lease, shall be refunded promptly by Landlord to Tenant. Landlord shall not, by reason of this assignment of the Sublease nor by reason of the collection of rents from Sublessee, be deemed liable to Sublessee for any failure of Tenant to perform and comply with Tenant's obligations under the Lease or the Sublease. Nothing contained herein shall be deemed to create any right of Tenant to the refund of any rents or other amounts paid or payable to Landlord by Sublessee arising or accruing after the expiration or earlier termination for any reason of the Lease.

             (b) Tenant hereby irrevocably authorizes and directs Sublessee, subject to the provisions of Section 11(a) hereof, upon receipt of any written notice from landlord stating that a default exists in the performance of Tenant's obligations under the Lease and that Landlord has terminated the Lease or has re-entered the Premises, to pay to Landlord the rents and other amounts due and to become due under the Sublease as such rents and other amounts shall become due and payable under the Sublease. Tenant agrees that Sublessee shall have the right to rely upon any such statement and request from Landlord, and that Sublessee shall pay such rents and other amounts to Landlord without any obligation or right to inquire as to whether such default exists and notwithstanding any notice from or claim from Tenant to the contrary and Tenant shall have no right or claim hereunder against Sublessee for any such rents or other amounts so paid by Sublessee. Such payments to Landlord shall satisfy and discharge Sublessee s obligation for the payment of rent and other amounts under the Sublease to the full extent of such payments made to Landlord.

        12. TERMINATION OF SUBLEASE ON TERMINATION OF LEASE. Upon the expiration or any earlier termination of the Lease, in the event Landlord is not required by Section 10 (b) to accept Sublessee's attornment, and Landlord does not exercise its option pursuant to Section 10 and 11 above, the Sublease and the term and estate granted thereby shall terminate as of the effective date of such expiration or termination, and Sublessee shall vacate the Subleased Premises on such date.

        13. TENANT WARRANTIES RE NOTE AND TRUST DEED. Tenant warrants and represents that Tenant is the holder of the Note and Trust Deed, and has not assigned, sold, hypothecated or otherwise transferred to any person or entity, any interest in either the Note or the Trust Deed. As the holder of the Note and Trust Deed, Tenant acknowledges that the execution of this Consent by Landlord is permitted by, and not a breach by Landlord in any manner of any provision of the Note, the Trust Deed, or the Settlement Agreement (as defined in the Note). Tenant acknowledges that to the best of Tenant's knowledge, there is no current breach or default of the Note or Trust Deed either by Landlord or Tenant. Landlord acknowledges that to the best of Landlord's knowledge, there is no current breach or default of the Note or Trust Deed either by Landlord or Tenant.

        14. AMENDMENT OF LEASE. The Original Lease is hereby amended as follows:

             (a) Tenant acknowledges that Landlord has satisfied in full Landlord's obligations under Sections 2.2 (b) and 3 of the Original Lease or that any non-compliance by Landlord with any of its obligations under said Sections 2.2 (b) and 3 has been waived by Tenant.

             (b) In the fourteenth line of Section 6.2(c) of the Original Lease, the words prior written shall be inserted before the words consents and recommendations.

             (c) The second sentence of Section 6.2 (f) of the Original Lease shall be amended to read as follows:

             Lessee shall promptly, at Lessee's expense, take all investigatory and/or remedial action reasonably recommended by Lessor, Lessor's environmental consultant, or any governmental agency, whether or not formally required, for the clean-up or prevention of any actual or potential contamination of, and for the maintenance, security and/or monitoring of, the Premises, the elements surrounding same, or neighboring properties, that was caused by, contributed to, or exacerbated by Lessee Persons, or pertaining to or involving any Hazardous Substance and/or storage tank brought onto the Premises by or for Lessee Persons.
             ( LESSEE PERSONS shall mean Lessee or Lessee s partners, trustees, officers, directors, shareholders, members, beneficiaries, licensees, invitees, or any of Lessee's assignees, subtenants or assignees or subtenants agents, employees, contractors, servants, guests, or independent contractors ).

             (d)  The following shall be added at the end of Section
        6.2 (h) of the Original Lease:

             Notwithstanding the preceding provisions of this Section
             6.2 (h), the requirement herein for Lessee's approval of costs and expenses to be incurred by Lessor shall apply only to proposed new installations, operations, or uses by Lessee of Hazardous Substances or storage tanks, and shall not apply to the removal, monitoring, investigation or remediation of Hazardous Substances or storage tanks already existing (or suspected to exist) on the Premises as of the date Lessor incurs such cost or expense.

             (e) The first sentence of Section 6.2 (i) of the Original Lease is hereby replaced by the following:

             Lessee shall indemnify, protect, defend and hold Lessor, its agents, employees, and lenders and the Premises, harmless from and against any and all loss of rents, and/or damages, liabilities, judgments, costs, claims, liens, expenses, penalties, permits and attorney's and consultant's fees arising out of or involving, either directly or indirectly, in whole or in part, the presence of any storage tank on the Premises or any Hazardous Substance Condition, except to the extent that the presence of such storage tank or Hazardous Substance Condition existed prior to the first use of the Premises by Lessee Persons. If a storage tank or Hazardous Substance Condition existed prior to the first use of the Premises by Lessee Persons, then Lessee's indemnity shall apply to such storage tank or Hazardous Substance Condition only to the extent that any act or omission of the Lessee Persons contributed to or exacerbated such Hazardous Substance Condition.

             (f) The first sentence of Section 6.2 (l) of the Original Lease shall be replaced by the following:

             Lessor shall indemnify, protect, defend and hold Lessee, its agents, employees, and lenders and the Premises, harmless from and against any and all loss of rents, and/or damages, liabilities, judgments, costs, claims, liens, expenses, penalties, permits and attorney's and consultant's fees arising solely out of, or solely involving the presence on the Premises, prior to the first use of the Premises by Lessee Persons, of any storage tank or any Hazardous Substance Condition, except to the extent that any Lessee Persons contributed to or exacerbated any Hazardous Substance Condition.

             (g) Notwithstanding the provisions of Section 1.7, 6, or any other provision of the Original Lease, Tenant agrees that the only use of the Premises involving Hazardous Substances which shall be permitted shall be the use described in Exhibit A attached hereto and incorporated herein by reference.
        Tenant warrants and represents that: (i) Tenant has obtained all governmental permits or approvals required for such use of Hazardous Substances; and (ii) neither Tenant nor Sublessee is currently the subject of any regulatory investigation, inquiry, order or proceeding regarding Tenant's or Sublessee s use of Hazardous Substances with respect to any operations of Tenant or Sublessee or their affiliates.

        15. NO WAIVER OF LEASE. Except as expressly provided herein, nothing contained herein or in the Sublease shall be deemed or construed to modify, waive, impair or affect any of the covenants, agreements, terms, provisions or conditions contained in the Lease or to waive any breach or default by Tenant in the due keeping, performance or observance thereof.

        16. INTEGRATION; MODIFICATION. This Consent, together with the Note, Deed of Trust, Settlement Agreement, the Lease and agreements referenced therein constitute the entire agreement of the parties and supersede any and all prior or contemporaneous written or oral negotiations, correspondence, understandings and agreements between the parties respecting the subject matter hereof. No supplement, modification or amendment to this Consent shall be binding unless executed in writing by both parties. No waiver of any of the provisions of this Consent shall be deemed, or shall constitute, a waiver of any other provisions, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the party making the waiver.

        17.  ESTOPPELS.

             (a) Landlord certifies that the Lease is valid and in full force and effect on the date hereof. Landlord does not have any agreements with Tenant other than the Lease, the Settlement Agreement, the Note, the Trust Deed and agreements referenced therein. Landlord certifies that the Lease has not been modified, changed, altered, supplemented or amended in any respect, nor have any obligations of Landlord thereunder been waived by Tenant. Landlord certifies that to Landlord s present actual knowledge (without any inspection or investigation of Landlord's records or the Premises) no event has occurred or condition exists that constitutes or that with the giving of notice or the lapse of time, or both, would constitute a default or breach of the Lease by Landlord or Tenant. Landlord warrants and represents that Landlord has the full right, legal power and actual authority to enter into this Consent. Landlord acknowledges receipt of Base Rent for periods through August, 1996.

             (b) Tenant certifies that the Lease is valid and in full force and effect on the date hereof. Tenant does not have any agreements with Landlord other than the Lease, the Settlement Agreement, the Note, the Trust Deed and agreements referenced therein. Tenant certifies that the Lease has not been modified, changed, altered, supplemented or amended in any respect, nor have any obligations of Tenant thereunder been waived by Landlord. Tenant certifies that to Tenant's present knowledge, no event has occurred or condition exists that constitutes or that with the giving of notice or the lapse of time, or both, would constitute a default or breach of the Lease by Landlord or Tenant. Tenant warrants and represents as follows: (i) except for the Sublease, Tenant has not assigned or sublet all or any portion of its interest in the Premises or the Lease; (ii) Tenant has not made any Utility Installations or Alterations, nor installed any Trade Fixtures except for those (if any) identified in Exhibit B attached hereto and incorporated herein by reference; and (iii) Tenant has the full right, legal power and actual authority to enter into this Consent.

        18. COUNTERPARTS. This Consent may be executed in any number of counterparts, each of which shall be deemed an original, but all of which when taken together shall constitute but one and the same instrument.

        19. ATTORNEY'S FEES. Should any dispute arise between the parties hereto or their legal representatives, successors and assigns concerning any provision of this Agreement or the rights and duties of any person in relation thereto, the party prevailing in such dispute shall be entitled, in addition to such other relief that may be granted, to recover reasonable attorneys fees and legal costs in connection with such dispute.

             IN WITNESS WHEREOF, Landlord, Tenant and Sublessee have caused their duly authorized representatives to execute this Consent as of the date first above written.

        SUBLESSEE:     ME ACQUISITION CO.,
                       a Delaware corporation


                       By:  /s/ Robert W. Stevenson
                           -------------------------
                       Its: Vice President


        MASON ELECTRIC COMPANY, INC.
        a California corporation,
        as Tenant and as holder of the
          Note and Trust Deed

        By:  William E. Southern
             -------------------
        Its: President

        LANDLORD:      G & G 8TH STREET PARTNERS, LTD.,
                       a California limited partnership

                       By:  G's Properties, Inc.,
                            a California corporation

                            By: /s/ Rodney L. Gleicher
                                -----------------------------
                                Rodney L. Gleicher, President

                       /s/ James W. Cassidy
                       --------------------
                       JAMES W. CASSIDY

                       /s/ Loralee Cassidy
                       --------------------
                       LORALEE CASSIDY



                                                         EXHIBIT 11

              ESTERLINE TECHNOLOGIES CORPORATION
           Computation of Earnings Per Common Share
     For the Three Months Ended January 31, 1997 and 1996
                           (Unaudited)
           (In thousands, except per share amounts)

                                                     Three Months Ended
                                                        January 31,
                                                     ------------------
                                                        1997     1996
                                                        ----     ----
        Primary Basis
        -------------
        Net Earnings                                  $ 3,759  $ 3,349
                                                      =======  =======
        Average Number of Common Shares
          Outstanding                                   8,514    6,654
        Net Shares Assumed to be Issued
          for Stock Options                               242      267
                                                      -------  -------

          Total                                         8,756    6,921
                                                      =======  =======
        Net Earnings per Common Share -
          Primary Basis                               $   .43  $  0.48
                                                      =======  =======
        Fully Diluted Basis
        -------------------
        Net Earnings                                  $ 3,759  $ 3,349
                                                      =======  =======
        Average Number of Common Shares
          Outstanding                                   8,514    6,654
        Net Shares Assumed to be Issued
          for Stock Options                               251      267
                                                      -------  -------
          Total                                         8,765    6,921
                                                      =======  =======
        Net Earnings per Common Share -
          Fully Diluted Basis                         $   .43  $  0.48
                                                      =======  =======
        Net Earnings per Common Share -
          Primary Basis                               $   .43  $  0.48
                                                      =======  =======
        Dilutive Effect per Common Share              $  None  $  None
                                                      =======  =======