Form 10-Q
period 1997-04-30
ESTERLINE TECHNOLOGIES CORP
filed 1997-06-16
CIK 33619

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                         --------------------------

                                 FORM 10-Q

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended     April 30, 1997
                           ---------------------

                                     OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               -------------------     ----------------

Commission file number       1-6357
                       --------------------

                      ESTERLINE TECHNOLOGIES CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                   Delaware                                  13-2595091
       ---------------------------------                 -------------------
       (State or other jurisdiction                      (I.R.S. Employer
       of incorporation or organization)                 Identification No.)

              10800 NE 8th Street, Bellevue, Washington 98004
            ---------------------------------------------------
            (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code 425/453-9400
                                                         ------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
     -------         --------

As of June 11, 1997, 8,567,850 shares of the issuer's common stock were outstanding.

                       PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                     ESTERLINE TECHNOLOGIES CORPORATION
                         CONSOLIDATED BALANCE SHEET
                 As of April 30, 1997 and October 31, 1996
                    (In thousands, except share amounts)

                                                      April 30,    October 31,
                                                        1997          1996
                                                     -----------   -----------
ASSETS                                               (unaudited)
------
Current Assets
     Cash and equivalents                             $  48,638     $  46,436
     Accounts receivable, net of allowances
         of $2,810 and $4,084 for doubtful accounts      62,072        69,120
     Inventories
         Raw materials and purchased parts               17,063        15,880
         Work in process                                 25,147        23,195
         Finished goods                                  10,603         6,324
                                                      ---------     ---------
                                                         52,813        45,399
                                                      ---------     ---------
     Deferred income taxes                               14,431        15,321
     Prepaid expenses                                     3,437         2,504
                                                      ---------     ---------
         Total Current Assets                           181,391       178,780
                                                      ---------     ---------

Property, Plant and Equipment                           169,048       160,303
     Accumulated depreciation                           115,166       106,813
                                                      ---------     ---------
                                                         53,882        53,490
                                                      ---------     ---------

Intangibles, net and Other Assets                        40,216        44,376
                                                      ---------     ---------
                                                      $ 275,489     $ 276,646
                                                      =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
     Accounts payable                                 $  23,227     $  20,836
     Accrued liabilities                                 59,265        68,492
     Credit facilities                                    5,318         5,242
     Current maturities of long-term debt                 6,287         6,660
     Federal and foreign income taxes                     1,967         4,105
                                                      ---------     ---------
         Total Current Liabilities                       96,064       105,335
                                                      ---------     ---------

Long-Term Debt, net of current maturities                28,809        29,007

Shareholders' Equity
     Common stock, par value $.20 per share,
         authorized 30,000,000 shares, issued and
         outstanding 8,537,498 and 8,501,668 shares       1,707         1,700
     Capital in excess of par value                      48,487        48,417
     Retained earnings                                  104,047        93,686
     Cumulative translation adjustment                   (3,625)       (1,499)
                                                      ---------     ---------
         Total Shareholders' Equity                     150,616       142,304
                                                      ---------     ---------
                                                      $ 275,489     $ 276,646
                                                      =========     =========

                     ESTERLINE TECHNOLOGIES CORPORATION
                    CONSOLIDATED STATEMENT OF OPERATIONS
                     For the Three and Six Months Ended
                           April 30, 1997 and 1996
                                (Unaudited)
                  (In thousands, except per share amounts)

                               Three Months Ended        Six Months Ended
                                    April 30,                April 30,
                              --------------------     --------------------
                                 1997      1996          1997       1996
                              ---------  ---------     ---------  ---------

Net Sales                     $  97,951  $  88,975     $ 180,149  $ 172,972

Costs and Expenses

     Cost of sales               59,231     53,173       109,340    103,868

     Selling, general and
        administrative           28,000     26,509        54,191     53,541

     Interest income               (474)      (601)       (1,110)      (864)

     Interest expense               947      1,130         1,904      2,315
                              ---------  ---------     ---------  ---------

                                 87,704     80,211       164,325    158,860
                              ---------  ---------     ---------  ---------

Earnings Before Income Taxes     10,247      8,764        15,824     14,112

Income Tax Expense                3,645      2,569         5,463      4,568
                              ---------  ---------     ---------  ---------
Net Earnings                  $   6,602  $   6,195     $  10,361  $   9,544
                              =========  =========     =========  =========

Net Earnings Per Share        $     .75  $     .75     $    1.18  $    1.24
                              =========  =========     =========  =========

                     ESTERLINE TECHNOLOGIES CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Six Months Ended April 30, 1997 and 1996
                                (Unaudited)
                               (In thousands)

                                                           Six Months Ended
                                                               April 30,
                                                        ----------------------
                                                           1997         1996
                                                        ---------    ---------

Cash Flows Provided (Used) by Operating Activities
   Net earnings                                         $  10,361    $   9,544
   Depreciation and amortization                            8,633        7,795
   Deferred income taxes                                    1,440        1,037
   Working capital changes
      Accounts receivable                                   5,053        4,761
      Inventories                                          (8,550)      (5,103)
      Prepaid expenses                                       (998)         329
      Accounts payable                                      3,354       (1,198)
      Accrued liabilities                                  (8,593)      (4,180)
      Federal and foreign income taxes                     (2,133)      (1,281)
   Other, net                                               1,580        2,157
                                                        ---------    ---------
                                                           10,147       13,861
                                                        ---------    ---------
Cash Flows Provided (Used) by Investing Activities
   Capital expenditures                                    (7,817)     (10,016)
   Capital dispositions                                       836        1,067
                                                        ---------    ---------
                                                           (6,981)      (8,949)
                                                        ---------    ---------
Cash Flows Provided (Used) by Financing Activities
   Net change in credit facilities                            555        2,292
   Repayment of long-term debt                               (433)      (1,107)
   Net proceeds provided by sale of common stock                -       38,549
                                                        ---------    ---------
                                                              122       39,734
                                                        ---------    ---------
Effect of Exchange Rates                                   (1,086)        (930)
                                                        ---------    ---------
Net Increase in Cash and Equivalents                        2,202       43,716

Cash and Equivalents - Beginning of Period                 46,436       22,097
                                                        ---------    ---------
Cash and Equivalents - End of Period                    $  48,638    $  65,813
                                                        =========    =========

Supplemental Cash Flow Information
   Cash paid during the period for
      Interest expense                                  $   1,869    $   2,334
      Income taxes                                          4,848        4,004

                     ESTERLINE TECHNOLOGIES CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Three and Six Months Ended
                          April 30, 1997 and 1996


1. The consolidated balance sheet as of April 30, 1997 and the consolidated statements of operations and cash flows for the three and six months ended April 30, 1997 and 1996 are unaudited, but in the opinion of management all adjustments necessary to present fairly the financial statements referred to above have been made. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results for the full year.

2. The notes to the consolidated financial statements in the Company's 1996 Annual Report provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------
Certain sections in this Form 10-Q contain forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve risks and uncertainties regarding matters that could significantly affect expected results including information about industry trends, growth, orders, capital expenditures and backlog. Thus, actual results may vary materially from these forward-looking statements depending on a variety of factors which include, but are not limited to, changes in the telecommunications, computer, aerospace and defense markets; reductions, terminations or changes in U.S. Government defense budget priorities; variability of capital equipment markets and other risks which are detailed in other Company documents filed with the Securities and Exchange Commission. The Company does not undertake any obligation to publicly release the results of any revisions that may be made to these forward-looking statements to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Three Months Ended April 30, 1997 Compared with Three Months Ended
April 30, 1996

Net sales for the three months ended April 30, 1997 were $98 million compared with $89 million in the same period in 1996. Aerospace/Defense Group sales were $35.3 million, an increase of 42% over the same period in 1996. The Aerospace/Defense Group experienced another strong quarter, which can be attributed to both the sales contributed by Mason, acquired in August 1996, and the continued performance in the commercial aerospace markets. Automation Group sales declined $2.1 million to $37.9 million when compared with the same period in 1996. Excellon's performance in early 1996 was exceptionally strong, but then was hit by an industry-wide slowdown in the spring of 1996, however, improvement has been noted recently. Instrumentation Group sales improved slightly, 3%, to $24.7 million when compared with $24 million during the same period in 1996.

Sales for the three months ended April 30, by Group, were as follows:
(In thousands)
                                       1997              1996
                                    ---------         ---------
        Automation                  $  37,932         $  39,987
        Aerospace and Defense          35,347            24,954
        Instrumentation                24,672            24,034
                                    ---------         ---------
        Total Sales                 $  97,951         $  88,975
                                    =========         =========

Total gross margin as a percentage of sales was 40% for the three months ended April 30, 1997 and remained unchanged from the prior year period. The Groups' gross margins ranged from 38% to 41% compared with the prior year period of 39% to 42%. Selling, general and administrative expenses for the three months ended April 30, 1997 increased to $28 million compared with $26.5 million during the same period in 1996; and as a percentage of net sales were 1% lower at 29% for the three months ended April 30, 1997 when compared with 30% during the same period in 1996. The percentage reduction in selling, general and administrative expenses was largely the result of reduced requirements for doubtful accounts receivable reserves, as a result of favorable collections in the period.

Interest income decreased $127,000 to $474,000 for the three months ended April 30, 1997, compared with $601,000 during the same period in 1996, principally due to the overall decrease in cash from period to period. Interest expense decreased $183,000 to $947,000 for the three months ended April 30, 1997, compared with $1.1 million during the same period in 1996 primarily due to a reduction in the outstanding 8.75% Senior Notes from period to period.

The effective income tax rate for the three months ended April 30, 1997 increased to 36% compared with 29% for the same period in 1996 due primarily to reduced tax benefits and a lower proportion of tax-exempt interest income.

New orders for the three months ended April 30, 1997 were $117 million, compared with $106.7 million during the same period in 1996. All three Groups' new orders indicate an upward trend over the last three quarters, as a result of the improvement in the electronics capital equipment market, the continued strength in the commercial aerospace business and the timing of receipt of certain defense orders.

Six Months Ended April 30, 1997 Compared with Six Months Ended
April 30, 1996

Net sales for the first six months of 1997 were $180.1 million compared with $173 million in the same period in 1996. The Aerospace/Defense Group continued to perform well, posting an increase in sales of $18.4 million to $64.1 million for the first six months of 1997. Automation Group sales of $68.9 million during the first six months of 1997 did not match the prior year's exceptionally strong performance of $81.2 million, contributed in large part by Excellon. Recovery in demand for Excellon's printed circuit board drilling equipment has been noted since last spring's industry-wide slump. Instrumentation Group sales increased 3% to $47.1 million when compared with the prior year period of $45.9 million.

Sales for the six months ended April 30, by Group, were as follows:
(In thousands)
                                       1997              1996
                                    ---------         ---------
        Automation                  $  68,868         $  81,241
        Aerospace and Defense          64,140            45,790
        Instrumentation                47,141            45,941
                                    ---------         ---------
        Total Sales                 $ 180,149         $ 172,972
                                    =========         =========

Total gross margin as a percentage of sales for the first six months of 1997 decreased 1% to 39% when compared with the first six months of 1996. The Groups' gross margins ranged from 37% to 40% in the first six months of 1997 compared with 38% to 40% during the same period in 1996. Selling, general and administrative expenses for the first six months of 1997 increased to $54.2 million compared with $53.5 million in the same period in 1996, but as a percentage of net sales, selling, general and administrative expenses decreased from 31% for the first six months of 1996 to 30% during the same period in 1997.

The effective income tax rate for the first six months of 1997 was 35%, an increase of 3% over the prior year period.

New orders for the first six months of 1997 were $202.2 million, compared with $184.3 million during the same period in 1996. Companywide, backlog at April 30, 1997 was $149.3 million compared with $114.5 million at April 30, 1996, an increase of 30%. It is expected that $71.4 million in backlog will ship after 1997. All orders are subject to cancellation until delivery.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents on hand at April 30, 1997 totaled $48.6 million, an increase of $2.2 million from October 31, 1996. Net working capital increased $11.9 million from $73.4 million at October 31, 1996 to $85.3 million at April 30, 1997. The net increase in working capital was attributed to increases in cash, inventory and accounts payable offset by decreases in accounts receivable and accrued liabilities.

Capital expenditures, consisting of buildings, machinery, equipment and computers, are anticipated to be approximately $27 million during 1997, compared with $17.2 million in 1996. Capital expenditures for the six months ended April 30, 1997 totaled $7.8 million and were primarily computers, machinery and equipment for the Aerospace/Defense and Instrumentation Groups.

Total debt at April 30, 1997 decreased slightly from October 31, 1996 to $40.4 million from $40.9 million. Of the total debt outstanding at April 30, 1997, $34.3 million was related to the Company's 8.75% Senior Notes and $6.1 million was outstanding under various foreign currency debt agreements. There were no borrowings outstanding under the Company's primary credit facility. An annual principal repayment on the Senior Notes in the amount of $5.7 million is scheduled to be made on July 30, 1997. This repayment schedule will continue until the Senior Notes mature on July 30, 2002.

SUBSEQUENT EVENTS

On May 21, 1997 the Company sold its Angus Electronics subsidiary which was part of the Instrumentation Group. Angus is a manufacturer of analog and digital data acquisition and recorder products, and power instruments. This sale will not have any material effect on the Company's financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" which supersedes APB Opinion 15 and will require the Company to report earnings per outstanding share in addition to diluted earnings per share. Diluted earnings per share under the new standard is not expected to be materially different from currently reported earnings per share for the Company. The standard becomes effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted.

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------
At the Company's annual meeting of shareholders held on March 5, 1997, shareholders approved the following proposals:

        (a) The election of the following directors for three-year terms expiring at the 2000 annual meeting:

                                                       Votes Cast
                                                 ----------------------
                    Name                            For       Withheld
                    ----                         ---------    ---------

                    Gilbert W. Anderson          6,886,910       29,864
                    Wendell P. Hurlbut           6,888,085       28,689
                    Malcolm T. Stamper           6,885,210       31,564

               Current directors whose terms will continue after the 1997 annual meeting are John F. Clearman, Edwin I. Colodny,
               E. John Finn, Robert F. Goldhammer, Jerome J. Meyer and Paul G. Schloemer.

        (b) The approval of the Company's 1997 Stock Option Plan and the allocation of 400,000 common shares for issue under the Plan. (6,328,159 votes for, 517,384 votes against and 71,231 votes abstained).

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

       4.2 Form of Rights Agreement, dated as of December 9, 1992, between the Company and Chemical Bank, which includes as Exhibit A thereto the form of Certificate of Designation, Preferences and Rights of Series A Serial Preferred Stock and as Exhibit B thereto the form of Rights Certificate. (Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed December 17, 1992.)

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

      10.21 Credit Agreement executed and effective as of October 31, 1996 among Esterline Technologies Corporation and certain of its subsidiaries, various financial institutions and Bank of America, National Trust and Savings Association, as Agent. (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

      10.22 Real Property Lease and Sublease, dated June 28, 1996, between 810 Dexter L.L.C. and Korry Electronics Co. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended
               October 31, 1996.)

      10.23 Single Tenant Industrial Lease, dated April 1, 1994, between G&G 8th Street Partners, Ltd., James and Loralee Cassidy and Mason Electric Company. (Incorporated by reference to
               Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997.)

      10.23a Single Tenant Industrial Sublease, dated August 1, 1996, between Mason Electric Company, Inc. and ME Acquisition Co. (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               January 31, 1997.)

      10.23b Amendment of Lease, Estoppel, and Consent to Sublease, dated August 6, 1996, between G&G 8th Street Partners, Ltd.,
               Mason Electric Company, Inc. and ME Acquisition Co. (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               January 31, 1997.)

      11. Schedule setting forth computation of earnings per common share for the three and six months ended April 30, 1997 and 1996.

      27.      Financial data schedule (EDGAR only).

           Management Contracts or Compensatory Plans or Arrangements
           ----------------------------------------------------------
      10.13 Amended and Restated 1987 Stock Option Plan. (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1992.)

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

      10.16e Esterline Technologies Corporation Long-Term Incentive Compensation Plan, Fiscal Years 1995 through 1998. (Incorporated by reference to Exhibit 10.16e to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

      10.16f Esterline Technologies Corporation Long-Term Incentive Compensation Plan, Fiscal Years 1996 through 1999. (Incorporated by reference to Exhibit 10.16f to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

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


                                       Esterline Technologies Corporation
                                                 (Registrant)


Date:  June 16, 1997                   By:   /s/Robert W. Stevenson
                                             ----------------------------
                                                Robert W. Stevenson
                                             Executive Vice President and
                                               Chief Financial Officer,
                                               Secretary and Treasurer
                                            (Principal Financial and
                                               Accounting Officer)

                     ESTERLINE TECHNOLOGIES CORPORATION
          Quarterly Report on Form 10-Q for the Three Months Ended
                               April 30, 1997



                             INDEX TO EXHIBITS
                             -----------------

Exhibit                                                                Page
Number                      Exhibit                                   Number
-------                     -------                                   ------
  11.    Schedule setting forth computation of earnings per common     16
         share for the three and six months ended April 30, 1997 and 1996.

  27.    Financial data schedule (EDGAR only).