Form 10-Q
period 1997-07-31
ESTERLINE TECHNOLOGIES CORP
filed 1997-09-12
CIK 33619

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                              --------------------------

                                      FORM 10-Q

/x/                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended   July  31, 1997
                          ----------------------------------------------------

                                          OR

/ /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              --------------    ----------------

Commission file number  1-6357
                      --------------------------------------------------------

                          ESTERLINE TECHNOLOGIES CORPORATION
                      -----------------------------------------
                (Exact name of registrant as specified in its charter)

              Delaware                                13-2595091
----------------------------------------    ----------------------------------
    (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)             Identification No.)

                   10800 NE 8th Street, Bellevue, Washington  98004
                   ------------------------------------------------
                 (Address of principal executive offices) (Zip Code)

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

Yes   X       No
    --------      --------

As of September 9, 1997, 8,624,539 shares of the issuer's common stock were outstanding.

                            PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------
                          ESTERLINE TECHNOLOGIES CORPORATION
                              CONSOLIDATED BALANCE SHEET
                       As of July 31, 1997 and October 31, 1996
                         (In thousands, except share amounts)

                                                      July 31,     October 31,
                                                        1997           1996
                                                     -----------   -----------
ASSETS                                               (unaudited)
------
Current Assets
  Cash and equivalents                               $  46,711      $  46,436
  Accounts receivable, net of allowances
     of $2,777 and $4,084 for doubtful accounts         61,002         69,120
  Inventories
     Raw materials and purchased parts                  18,777         15,880
     Work in process                                    27,129         23,195
     Finished goods                                      8,714          6,324
                                                     ---------      ---------
                                                        54,620         45,399
                                                     ---------      ---------
  Deferred income taxes                                 14,921         15,321
  Prepaid expenses                                       2,636          2,504
                                                     ---------      ---------
     Total Current Assets                              179,890        178,780
                                                     ---------      ---------

Property, Plant and Equipment                          167,471        160,303
  Accumulated depreciation                             114,126        106,813
                                                     ---------      ---------
                                                        53,345         53,490
                                                     ---------      ---------

Intangibles, net and Other Assets                       39,207         44,376
                                                     ---------      ---------
                                                     $ 272,442      $ 276,646
                                                     =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts payable                                   $  17,780      $  20,836
  Accrued liabilities                                   59,912         68,492
  Credit facilities                                      5,110          5,242
  Current maturities of long-term debt                   6,236          6,660
  Federal and foreign income taxes                       3,592          4,105
                                                     ---------      ---------
     Total Current Liabilities                          92,630        105,335
                                                     ---------      ---------

Long-Term Debt, net of current maturities               23,129         29,007
Shareholders' Equity
  Common stock, par value $.20 per share,
   authorized 30,000,000 shares, issued and
   outstanding 8,624,539 and 8,501,668 shares            1,725          1,700
  Capital in excess of par value                        48,529         48,417
  Retained earnings                                    110,972         93,686
  Cumulative translation adjustment                     (4,543)        (1,499)
                                                     ---------      ---------
  Total Shareholders' Equity                           156,683        142,304
                                                     ---------      ---------
                                                     $ 272,442      $ 276,646
                                                     =========      =========

                          ESTERLINE TECHNOLOGIES CORPORATION
                         CONSOLIDATED STATEMENT OF OPERATIONS
              For the Three and Nine Months Ended July 31, 1997 and 1996
                                     (Unaudited)
                       (In thousands, except per share amounts)

                                  Three Months Ended          Nine Months Ended
                                        July 31,                   July 31,
                                ---------------------       ----------------------
                                   1997        1996            1997        1996
                                ---------    --------       ---------    ---------
Net Sales                       $ 102,068    $ 81,729       $ 282,217    $ 254,701

Costs and Expenses

  Cost of sales                    64,246      49,524         173,586      153,392

  Selling, general and
    administrative                 27,251      24,264          81,442       77,805

  Interest income                    (579)       (772)         (1,689)      (1,636)

  Interest expense                    912       1,116           2,816        3,431
                                ---------    --------       ---------    ---------
                                   91,830      74,132         256,155      232,992
                                ---------    --------       ---------    ---------

Earnings Before Income Taxes       10,238       7,597          26,062       21,709

Income Tax Expense                  3,313       2,569           8,776        7,137
                                ---------    --------       ---------    ---------

Net Earnings                    $   6,925    $  5,028       $  17,286    $  14,572
                                =========    ========       =========    =========

Net Earnings Per Share          $     .79    $    .58       $    1.97    $    1.82
                                =========    ========       =========    =========

                          ESTERLINE TECHNOLOGIES CORPORATION
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the Nine Months Ended July 31, 1997 and 1996
                                     (Unaudited)
                                    (In thousands)

                                                        Nine Months Ended
                                                             July 31,
                                                     ------------------------
                                                        1997           1996
                                                     ---------       --------

Cash Flows Provided (Used) by Operating Activities
  Net earnings                                        $ 17,286       $ 14,572
  Depreciation and amortization                         12,577         12,166
  Deferred income taxes                                    950          1,418
  Working capital changes
     Accounts receivable                                 5,738          6,412
     Inventories                                       (10,992)        (7,146)
     Prepaid expenses                                     (244)          (613)
     Accounts payable                                   (2,033)        (3,432)
     Accrued liabilities                                (7,703)        (5,593)
     Federal and foreign income taxes                     (512)          (444)
  Other, net                                             2,399          1,474
                                                      --------       --------
                                                        17,466         18,814
                                                      --------       --------

Cash Flows Provided (Used) by Investing Activities
  Capital expenditures                                 (12,336)       (13,778)
  Capital dispositions                                   2,235            796
                                                      --------       --------
                                                       (10,101)       (12,982)
                                                      --------       --------

Cash Flows Provided (Used) by Financing Activities
  Net change in credit facilities                          560          2,262
  Repayment of long-term debt                           (6,104)        (6,668)
  Net proceeds provided by sale of common stock             --         38,549
                                                      --------       --------
                                                        (5,544)        34,143
                                                      --------       --------

Effect of Exchange Rates                                (1,546)          (508)
                                                      --------       --------
Net Increase in Cash and Equivalents                       275         39,467

Cash and Equivalents - Beginning of Period              46,436         22,097
                                                      --------       --------
Cash and Equivalents - End of Period                  $ 46,711       $ 61,564
                                                      ========       ========
Supplemental Cash Flow Information
  Cash paid during the period for
     Interest expense                                 $  3,516       $  4,307
     Income taxes                                        5,376          4,490

                          ESTERLINE TECHNOLOGIES CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Three and Nine Months Ended July 31, 1997 and 1996



1. The consolidated balance sheet as of July 31, 1997 and the consolidated statements of operations and cash flows for the three and nine months ended July 31, 1997 and 1996 are unaudited, but in the opinion of management all adjustments necessary to present fairly the financial statements referred to above have been made. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results for the full year.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JULY 31, 1997 COMPARED WITH THREE MONTHS ENDED JULY 31, 1996

Net sales for the three months ended July 31, 1997 increased 25% to $102.1 million compared with $81.7 million in the prior year period.

Net sales by Group were as follows:
 (In thousands)
                                     1997          1996
                                  ---------      --------
    Automation                    $  42,985      $ 32,642
    Aerospace and Defense            32,974        27,006
    Instrumentation                  26,109        22,081
                                  ---------      --------
      Total Net Sales             $ 102,068      $ 81,729
                                  =========      ========

The Automation Group improvement was principally due to increased demand for the Company's printed circuit board drilling equipment. Improvement in the Company's Aerospace/Defense Group was due to the continued strengthening of commercial aerospace markets and also reflected the addition of Mason Electric Co. to the Group in August 1996. Instrumentation Group sales grew 18%, despite the divestiture of Angus Electronics Co. in May 1997, reflecting both strong sales to aerospace customers and improved demand for the Company's quality control instrumentation.

Total gross margin as a percentage of net sales was 37% for the three months ended July 31, 1997, lower by 2% from the prior year period. Group gross margins ranged from 33% to 40% compared with the prior year period of 38% to 40%. For the three months ended July 31, 1997, the margin for one Group was reduced largely as the result of increased pressure on prices. Selling, general and administrative expenses for the three months ended July 31, 1997 increased to $27.3 million, compared with $24.3 million during the same period in 1996. As a percentage of net sales, selling, general and administrative expenses were 3% lower at 27% for the three months ended
July 31, 1997, when compared with 30% during the same period in 1996.

Interest income was $579,000 for the three months ended July 31, 1997, compared with $772,000 during the same period in 1996. This reduction was attributable to an overall decrease in cash as a result of acquisitions. Interest expense was $912,000 for the three months ended July 31, 1997, compared with $1.1 million during the same period in 1996, primarily due to a reduction of principal in the outstanding 8.75% Senior Notes.

The effective income tax rate for the three months ended July 31, 1997 decreased to 32%, compared with 34% for the same period in 1996, due primarily to state tax credits that became available, partially offset by a lower proportion of tax-exempt interest income.

New orders for the three months ended July 31, 1997 were $101.6 million, compared with $79.7 million during the same period in 1996. The new order increase was 27% for the three months ended July 31, 1997, principally due to market improvements.

NINE MONTHS ENDED JULY 31, 1997 COMPARED WITH NINE MONTHS ENDED JULY 31, 1996

Net sales for the nine months ended July 31, 1997 increased 11% to $282.2 million compared with $254.7 million in the prior year period.

Net sales by Group were as follows:
(In thousands)
                                     1997           1996
                                  ---------      ---------
    Automation                    $ 111,853      $ 113,883
    Aerospace and Defense            97,114         72,796
    Instrumentation                  73,250         68,022
                                  ---------      ---------
      Total Net Sales             $ 282,217      $ 254,701
                                  =========      =========

Although sales for the Automation Group are slightly below the prior year, sales of printed circuit board drilling equipment have increased over the last two quarters and returned to levels experienced prior to the sharp decline that started during the third quarter of 1996. Improvement in the Company's Aerospace/Defense Group was primarily due to the continued strengthening of commercial aerospace markets and the addition of Mason to the Group in August 1996. Improvement in sales to aerospace customers was principally responsible for the growth in Instrumentation Group sales, in spite of the divestiture of Angus in May 1997.

Total gross margin as a percentage of net sales for the nine months of ended July 31, 1997 was 39% compared with 40% in the first nine months of 1996. Group gross margins ranged from 37% to 40% in the first nine months of 1997 compared with 38% to 40% during the same period in 1996. Selling, general and administrative expenses for the first nine months of 1997 increased to $81.4 million, compared with $77.8 million in the same period in 1996. As a percentage of net sales, selling, general and administrative expenses decreased from 31% for the first nine months of 1996 to 29% during the same period in 1997.

The effective income tax rate for the nine months ended July 31, 1997 was 34%, an increase of 1% over the prior year period.

New orders for the nine months ended July 31, 1997 were $303.7 million, compared with $264 million during the same period in 1996. Companywide, backlog at July 31, 1997 was $148.8 million, compared with $112.5 million at July 31, 1996, an increase of 32%. It is expected that $78.5 million in backlog will ship after 1997. All orders are subject to cancellation until delivery.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and equivalents on hand at July 31, 1997 totaled $46.7 million, an increase of $275,000 from October 31, 1996. Net working capital increased $13.9 million from $73.4 million at October 31, 1996 to $87.3 million at July 31, 1997. The net increase in working capital was attributed primarily to increases in inventory offset by decreases in accounts receivable, accounts payable and accrued liabilities.

Capital expenditures, consisting of buildings, machinery, equipment and computers, are anticipated to be $20 to $25 million during 1997, compared with $17.2 million in 1996. Capital expenditures for the nine months ended
July 31, 1997 totaled $12.3 million and were primarily for enhancements to information technology and additions to manufacturing capabilities in order to support the growth and expansion of some of the Company's facilities.

Total debt decreased to $34.5 million at July 31, 1997 from $40.9 million at October 31, 1996. Of the total debt outstanding at July 31, 1997,
$28.6 million was related to the Company's 8.75% Senior Notes and $5.9 million was outstanding under various foreign currency debt agreements. There were no borrowings outstanding under the Company's primary credit facility. An annual principal repayment on the Senior Notes in the amount of $5.7 million was made on July 30, 1997. The scheduled repayments will continue annually until maturity on July 30, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" which supersedes APB Opinion 15 and will require the Company to report earnings per outstanding share in addition to diluted earnings per share. Basic and diluted earnings per share under the new standard are not expected to be materially different from currently reported earnings per share for the Company. The standard becomes effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement will not be effective for the Company until the first quarter of fiscal 1999. At this time, it is not known what the effect of this pronouncement will be on future disclosures made by the Company.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

In October 1995, the Company identified irregularities in the allocation of certain labor charges at its Armtec Defense Products ("Armtec") subsidiary and participated in the Department of Defense ("DOD") Voluntary Disclosure Program. On July 30, 1997, Armtec reached a negotiated settlement with the DOD for $294,050, which was net of related amounts that the DOD agreed it owed to Armtec. The Company's management believes that such settlement resolves all outstanding issues for Armtec and the Company with respect to the matters that were the subject of Armtec's participation in the Voluntary Disclosure Program.

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

   Exhibit
   Number                    Exhibit
   ------                    -------

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

    11. Schedule setting forth computation of earnings per common share for the three and nine months ended July 31, 1997 and 1996.

    27.       Financial Data Schedule (EDGAR only).

   Exhibit
   Number                    Exhibit
   ------                    -------

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



                                       Esterline Technologies Corporation
                                                 (Registrant)



Date:  September 12, 1997         By:  /s/Robert W. Stevenson
                                       ---------------------------------------
                                             Robert W. Stevenson
                                         Executive Vice President,
                                            Chief Financial Officer
                                                and Secretary
                                         (Principal Financial Officer)

                                  By:  /s/Robert D. George
                                       ---------------------------------------
                                               Robert D. George
                                            Treasurer and Controller
                                          (Principal Accounting Officer)

                          ESTERLINE TECHNOLOGIES CORPORATION
                            Quarterly Report on Form 10-Q
                       for the Three Months Ended July 31, 1997



                                  INDEX TO EXHIBITS
                                  -----------------



Exhibit                                                                   Page
Number                           Exhibit                                 Number
------                           -------                                 ------

11.     Schedule setting forth computation of earnings per common           17
        share for the three and nine months ended July 31, 1997 and 1996.

27.     Financial Data Schedule (EDGAR only).