Form 10-K405
period 1997-10-31
ESTERLINE TECHNOLOGIES CORP
filed 1998-01-29
CIK 33619

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-K
     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended October 31, 1997

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

Securities registered pursuant to Section 12(b) of the Act:

                                               NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                        ON WHICH REGISTERED
-----------------------------               ----------------------------
Common Stock ($.20 par value)                 New York Stock Exchange
Preferred Stock Purchase Rights               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      X   Yes         No
                                             -----        ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of January 22, 1998, 8,642,911 shares of the Registrant's common stock were outstanding. The aggregate market value of such common stock held by non-affiliates at such date was $285,976,000 (based upon the closing sales price of $33.50 per share).

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for Fiscal Year ended
October 31, 1997--Parts I, II and IV.

Portions of Definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders, to be held on March 4, 1998--Part III.

                                       PART I
ITEM 1.  BUSINESS

     (a)  GENERAL DEVELOPMENT OF BUSINESS.

    Esterline Technologies Corporation, a Delaware corporation formed in 1967 (the "Company"), is a diversified manufacturing company that has strong market positions within, or in support of, a variety of manufacturing industries, including electronic equipment, metal fabrication, commercial aerospace and defense. The Company conducts its operations through three business segments--Automation, Aerospace/Defense and Instrumentation.

    The Company is strategically aligned to focus its efforts on growth through acquisitions and product development. During 1997, the Company completed the acquisition of a small product line that was integrated into Excellon and introduced several new products including Excellon's Century 2001, Whitney's 3400 Fabricating Center, Auxitrol's radar-based marine measurement system and Korry's LED cockpit switch line. In November 1997, the Company purchased a small Ohio-based company, Fluid Regulators Corporation, and two products lines: the Boeing 777 cockpit switch line and an aerospace pressure sensor line. And on January 26,1998 the Company also purchased a small California-based elastomeric product line. The Company continues to investigate candidates for acquisition and potential product development opportunities.

      (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to the Company's business segments for the years ended October 31, 1997, 1996 and 1995 is incorporated herein by reference to Note 13 to the Company's Consolidated Financial Statements (pages 52-53) of the Annual Report to Shareholders for the year ended
October 31, 1997.

      (c)  NARRATIVE DESCRIPTION OF BUSINESS.

     The Company consists of 12 individual businesses segmented into three groups. Specific comments covering all of the Company's business segments and operating units are set forth below.

AUTOMATION GROUP

     The Automation Group consists of four subsidiaries--Excellon Automation Co. ("Excellon"), Equipment Sales Co. ("ESCI"), Tulon Co. ("Tulon") and W.A. Whitney Co. ("Whitney"). These units produce and/or sell automated equipment for use by printed circuit board manufacturers; and construction, agricultural, mining and transportation equipment manufacturers. The Automation Group accounted for 39% and 42% of the Company's net sales in 1997 and 1996, respectively.

     Excellon is a leading manufacturer of highly efficient automated drilling systems for the printed circuit board ("PCB") manufacturing industry. PCB manufacturers are faced with the need to increase production capacity and drill more complex boards, creating additional market opportunities for Excellon. As the number of electronic applications multiply, board designers are forced to integrate increasingly more functions into smaller packages, requiring more holes, smaller holes and tighter tolerances between holes. Management believes that Excellon's drilling systems enable customers to achieve one of the lowest costs per hole, an increasingly important consideration in the cost-conscious electronics industry. In addition, Excellon's high level of research and development expenditures are key to maintaining its important technology lead.

     Printed circuit board drilling equipment accounted for 22%, 22% and 26% of the Company's consolidated net sales in 1997, 1996 and 1995, respectively.

     ESCI acts as a sales representative for various manufacturers' products sold to the PCB assembly industry, including high-speed "pick and place" equipment.

     Tulon produces tungsten carbide drill and router bits, commonly ranging in size from 7mm down to .25mm--but some are as small as .10mm--for use in PCB drilling equipment. Tulon utilizes computerized equipment which automatically inspects drill bits and provides the product consistency customers need for high technology drilling. Tulon's products can be used in most drilling machines, including those produced by Excellon.

     Whitney designs and builds highly productive automated machine tool and material handling systems for cutting and punching plate and structural steel for construction, transportation, agricultural and mining equipment manufacturers and independent steel fabrication centers. Whitney produces equipment specifically designed for mid- to heavy-plate metal that enables manufacturers to meet rigid cut quality and accuracy standards. Whitney's computer-controlled heavy punching and cutting machines significantly reduce setup, work-in-process and material handling time and enable customers to utilize just-in-time production to lower inventory and costs. Management believes that Whitney's proprietary TRUECut-TM- oxygen plasma cutting technology virtually eliminates rejected parts and additional finish work, resulting in improved throughput and reduced cost per part. In its niche, Whitney is the leading supplier in the United States and has market positions in both Europe and Asia. Whitney continually evaluates new approaches to metal cutting such as laser technology.

BACKLOG

     At October 31, 1997 the backlog of the Automation Group was $28.1 million (all of which is expected to be shipped during 1998) compared with $19.2 million at October 31, 1996. The increase is attributable to demand for PCB drilling equipment and high factory capacity utilization levels stimulating demand for automated machine tools.

AEROSPACE AND DEFENSE GROUP

     The Aerospace and Defense Group consists of six subsidiaries--Armtec Defense Products Co. ("Armtec"), Auxitrol S.A. ("Auxitrol"), Hytek Finishes Co. ("Hytek"), Mason Electric Co. ("Mason"), Midcon Cables Co. ("Midcon") and TA Mfg. Co. ("TA"). These units primarily serve aerospace and defense markets (including the U.S. government), as well as shipbuilders, European electric utilities and electronic markets. The Aerospace and Defense Group accounted for 36% and 32% of the Company's net sales in 1997 and 1996, respectively.

     Armtec manufactures molded fiber cartridge cases, mortar increments, igniter tubes and other combustible ammunition components for the U.S. Armed Forces and licenses such technology to foreign defense contractors and governments. Armtec currently is the only U.S. producer of combustible ordnance products utilized by the U.S. Army. These products include the 120mm combustible case used as the main armament system on the U.S. Army's M-1A1 and

M-1A2 tanks, the 60mm, 81mm and 120mm combustible mortar increments and the 155mm combustible case for artillery ammunition. As opposed to metal cartridge casings, Armtec's products are part of the ammunition propulsion system and are combusted when fired. In 1996, Armtec was designated by the U.S. Army as having the preferred technology for its new generation 155mm artillery system.

     Auxitrol, headquartered in France, manufactures high precision temperature and pressure sensing devices used primarily in aerospace applications; liquid level measurement devices for ships and storage tanks; pneumatic accessories (including pressure gauges and regulators); and industrial alarms. Auxitrol's principal customers are jet and rocket engine manufacturers, aerospace equipment manufacturers, shipbuilders, petroleum companies and electric utilities. Temperature and pressure sensing equipment designed into jet and rocket engines constitutes a significant portion of Auxitrol's sales. Auxitrol also distributes products manufactured by others, including valves, temperature and pressure switches and flow gauges.

     Auxitrol manufactures electrical penetration devices for nuclear power plants under license for sale in territories that cover Europe and certain other foreign countries. These penetration devices permit electrical signals to pass safely through the containment dome while maintaining pressure integrity and signal continuity. Auxitrol is also part of a joint venture with a Russian company to facilitate use of its penetration devices in nuclear plants for Eastern Europe.

     Hytek provides specialized metal finishing and inspection services, including plating, anodizing, polishing, nondestructive testing and organic coatings, primarily for aerospace applications. Hytek also serves the semiconductor industry using an automated tin-lead plating line that employs some of the most advanced automated plating technology available.

     Mason primarily manufactures control sticks, grips and wheels as well as specialized switching systems for commercial and military aeorspace applications. In addition, a variety of these products are manufactured for land-based military vehicles such as tanks and missile launchers.

     Midcon manufactures electronic and electrical cable assemblies and cable harnesses for the military, government contractors and the commercial electronics market, offering both product design services and product assembly to customer specifications.

     TA designs and manufactures specialty clamps and elastomeric compounds in custom molded shapes for wiring and tubing installations for airframe and jet engine manufacturers as well as military and commercial airline aftermarkets. TA's products include proprietary elastomers that are specifically formulated for various extreme applications, including high-temperature environments on or near a jet engine.

BACKLOG

     At October 31, 1997 the backlog of the Aerospace and Defense Group was $81.5 million (of which $11.6 million is expected to be shipped after 1998) compared with $71.6 million at October 31, 1996. This solid increase is due to improving aerospace markets.

INSTRUMENTATION GROUP

     The Instrumentation Group consists of two subsidiaries--Federal Products Co. ("Federal") and Korry Electronics Co. ("Korry"). These units serve aerospace, automotive, ordnance, bearing, farm implement, construction and medical equipment manufacturers. The Instrumentation Group accounted for 25% and 26% of the Company's net sales for 1997 and 1996, respectively.

     Federal manufactures a broad line of high-precision analog and digital dimensional and surface measurement and inspection instruments as well as systems for a wide range of industrial quality control and scientific applications. Manufacturers use Federal equipment for direct shop-floor inspections to reduce costly rework at more advanced production stages. Federal's products include dial indicators, air gauges, electronic gauges and other gauges where high-precision measurement is required; and custom-built and dedicated semi-automatic and automatic gauging systems. Distributed products manufactured by others include laser interferometer systems used primarily to check machine tool calibrations. Federal's equipment is used extensively in precision metal working.

     In 1997, 1996 and 1995, gauge products manufactured by Federal accounted for 11%, 12% and 12%, respectively, of the Company's consolidated net sales.

     Korry is a market and technology leader in the manufacture of high-reliability electro-optical instrumentation components and systems, illuminated push button switches, indicators, panels and keyboards that act as human interfaces in a broad variety of control and display applications. Korry's products have been designed into many existing aircraft systems, and as a result, Korry enjoys a considerable spares and retrofit business. Korry's customers include original equipment manufacturers and the aftermarkets (equipment operators and spare parts distributors), primarily in the commercial aviation, airborne military, ground-based military equipment and shipboard military equipment markets. Korry's proprietary products provide its customers with a significant technological advantage in such areas as night vision--a critical operational requirement--and active matrix liquid crystal displays, a technology expected to have broad usage in commercial aerospace and military applications.

     Aerospace switches and indicators manufactured by Korry and Mason accounted for 12%, 9% and 8% of the Company's consolidated net sales in 1997, 1996 and 1995, respectively.

BACKLOG

     At October 31, 1997, the backlog of the Instrumentation Group was
$44.5 million (of which $8.1 million is expected to be shipped after 1998) compared with $36.4 million at October 31, 1996. The Instrumentation Group's backlog is benefiting from the increased order activity in the aerospace and quality control instrumentation markets.

MARKETING AND DISTRIBUTION

     The Company believes that one of the keys to its continued success in any market is the ability to provide solutions that simplify, integrate and improve the processes and procedures currently being applied. Preserving service capability with this focus is an integral part of the marketing function for most of the Company's businesses. Each of the Company's operating units maintains its own separate and distinct sales force, outside representatives or distributor relationships. In particular:

     Automation Group products manufactured by Excellon are marketed domestically principally through employees and in foreign markets through employees and independent distributors. Whitney products are sold principally through independent distributors and representatives.

     Aerospace and Defense Group products manufactured by Auxitrol and Armtec are marketed through employees and independent representatives.

     Instrumentation Group products manufactured by Federal and Korry are marketed domestically principally through employees and outside sales representatives and in foreign markets through both employees and independent representatives.

RESEARCH AND DEVELOPMENT

     Currently, the Company's subsidiaries conduct product development and design programs with approximately 171 professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed. In 1997, approximately $17.6 million was expended for research, development and engineering, compared with $15.4 million in 1996 and $16.6 million in 1995.

FOREIGN OPERATIONS

     The Company's principal foreign operations consist of Auxitrol's manufacturing facilities located in France and Spain. Other locations include Tulon's manufacturing facility in Mexico, Excellon's sales and service operations located in England, Germany and Japan, and sales offices for TA and Korry in England and France, respectively. Whitney also has a small distribution facility in Italy. For further information regarding foreign operations, reference is made to Note 1 to the Consolidated Financial Statements (pages 42-43) and Note 13 to the Consolidated Financial Statements (pages 52-53) of the Company's Annual Report to Shareholders for the year ended October 31, 1997, which is incorporated herein by reference.

EMPLOYEES

     The Company and its subsidiaries had 3,360 employees at October 31, 1997. Less than 10% of these employees were members of an organized labor union.

GOVERNMENT CONTRACTS AND SUBCONTRACTS

     As a contractor and subcontractor to the U.S. Government, the Company is subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. Although only 3% of the Company's sales are made directly to the United States Government, the Company's subcontracting activities account for approximately 9% of additional sales. Therefore, close to 12% of the Company's sales are governed by rules favoring the government's contractual position. As a consequence, such contracts may be subject to protest or challenge by unsuccessful bidders or to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending, or other factors. The accuracy and appropriateness of certain costs and expenses used to substantiate direct and indirect costs of the Company for the U.S. Government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the U.S. Department of Defense.

COMPETITION, PATENTS AND LEASES

     The Company's subsidiaries experience varying degrees of competition with respect to their products and services. The Company competes in most markets it serves with other companies, many of which have far greater sales volume and financial resources. The principal competitive factors in the commercial markets in which the Company participates are product performance and service. Part of product performance requires expenditures in research and development that lead to product improvement on a rapid basis. The market for many of the Company's products may be affected by rapid and significant technological changes and new product introduction. Current competitors or new entrants could introduce new products with features that render the Company's products obsolete or less marketable. Excellon's principal competitors are Hitachi, Ltd., Schmoll and Pluritec. Whitney's principal competitors are Cincinnati, Inc., Trumpf, Mazak and U.S. Amada. Auxitrol's principal competitors are Ametek and Rosemount. Federal's principal competitors are Mitutoyo, Brown & Sharpe and Starrett. Korry's principal competitors are Eaton-MSC and Ducommun Jay-El.

     Collectively, the Company holds a number of patents but in general relies on technical superiority, continual product improvement, exclusive features in their equipment, service to customers and marketing to meet competition. Licenses that help maintain a significant competitive advantage include a long-term license agreement under which Auxitrol manufactures and sells electrical penetration assemblies.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND COMPONENTS

     Due to the Company's diversification, the sources and availability of raw materials and components are not nearly as important as they would be for a company that manufactures a single product. However, certain components and supplies such as air bearing spindles and ceramic beams for Excellon, a few components for Whitney and certain other raw materials and components for other subsidiaries are purchased from single sources.
In such instances, ongoing efforts are conducted to develop alternative sources and design modifications to help avoid the possibility of any business impairment.

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

     Liabilities have been accrued for environmental remediation costs expected to be incurred in the disposition of manufacturing facilities. No provision has been recorded for environmental remediation costs that could result from changes in laws or other circumstances currently not contemplated by the Company.

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

     CYCLICALITY OF BUSINESS. The Company's business is susceptible to economic cycles and its results can vary widely based on a number of factors, including domestic and foreign economic conditions and developments affecting the specific industries and customers served. The products sold by most of the Company's businesses represent capital investment or support for capital investment by either the initial customer or the ultimate end-user. Also, a significant portion of the sales and profitability of some Company businesses is derived from the telecommunications, computer, aerospace and defense markets as well as other government contracts. Changes in general economic conditions or conditions in these and other specific industries, capital acquisition cycles and government policies, collectively or individually, can have a significant impact on the Company's results of operations and financial condition. There can be no assurance that such trends will continue at their current levels.

     DEPENDENCE ON MAJOR CUSTOMERS; BACKLOG. Certain of the Company's subsidiaries are dependent on a relatively small number of customers and defense programs, which change from time to time. For example, Armtec does significant business with the U.S. Army. Significant customers in 1997 included the U.S. Army, Snecma and Boeing. There can be no assurance that the Company's current customers will continue to buy the Company's products at their current levels. Moreover, orders included in backlog are generally subject to cancellation by the Company's customers. The inability to replace sales due to the loss of any major customer or defense program could have a material adverse effect on the Company's results of operations and financial condition.

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

     RISK OF FOREIGN OPERATIONS. Foreign sales represented approximately 33% of the Company's total sales in 1997. Foreign sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, economic conditions in local markets, inconsistent product regulation by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements. To the extent that foreign sales are transacted in a foreign currency, the Company would be subject to the risk of losses due to foreign currency fluctuations. In addition, the Company has substantial assets denominated in foreign currencies that are not offset by liabilities denominated in such foreign currencies.
These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.

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

     RISKS ASSOCIATED WITH ACQUISITIONS. A key operating strategy of the Company is the pursuit of selective acquisitions. Although the Company reviews many possible acquisitions, including some outside of its current markets and acquisition criteria, the Company currently has no material commitments or agreements to acquire any specific businesses or other material assets. There can be no assurance that any acquisition will be consummated, or if consummated, that any such acquisition will be successfully integrated or will not have a material adverse effect upon the Company's financial condition or results of operations.

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


ITEM 2.  PROPERTIES

     The following table summarizes the principal properties (in excess of 50,000 square feet) owned or leased by the Company and its subsidiaries as of October 31, 1997:

                                                    Approximate
                            Type of                 Number of         Owned
      Location              Facility                Square Feet     or Leased
      --------              --------                -----------     ---------

Rockford, IL            Office and Plant (A)          257,000         Owned
Providence, RI          Office and Plant (I)          166,000         Owned
Torrance, CA            Office and Plant (A)          150,000         Leased
Seattle, WA             Office and Plant (I)          138,000         Leased
Coachella, CA           Office and Plant (D)          111,000         Owned
Kent, WA                Office and Plant (D)           93,000         Owned
Joplin, MO              Office and Plant (D)           92,000         Owned
Bourges, France         Plant (D)                      69,000         Owned
San Fernando, CA        Office and Plant (D)           50,000         Leased

---------------
     The Company group (business segment) operating each facility described above is indicated by the letter following the description of the facility, as follows:

     (A)- Automation
     (D)- Aerospace and Defense
     (I)- Instrumentation

     In January 1998, the plant in Bourges, France was relocated to a new facility within the same city that is approximately 101,000 square feet. This leased facility may be purchased at the end of a 12-year period for a nominal amount.


ITEM 3.  LEGAL PROCEEDINGS

     The Company has various lawsuits and claims, both offensive and defensive, and contingent liabilities arising from the conduct of business, none of which, in the opinion of management, is expected to have a material effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the year ended October 31, 1997.

                                      PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following information that appears in the Company's Annual Report to Shareholders for 1997 is hereby incorporated by reference:

     (a) The high and low market sales prices of the Company's common stock for each quarterly period during the years ended October 31, 1997 and 1996, respectively, (page 37 of the Annual Report to Shareholders).

     (b) Restrictions on the ability to pay future cash dividends (Note 6 to the Consolidated Financial Statements, page 47 of the Annual Report to Shareholders).

     No cash dividends were paid during the years ended October 31, 1997 and 1996 as the Company continued its policy of retaining all internally generated funds to support the long-term growth of the Company and to retire debt obligations.

     On January 17, 1998, there were approximately 927 record holders of the Company's common stock.

     The principal market for the Company's common stock is the New York Stock Exchange.


ITEM 6.  SELECTED FINANCIAL DATA

     The Company hereby incorporates by reference the Selected Financial Data of the Company that appears on page 36 of the Company's Annual Report to Shareholders for 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company hereby incorporates by reference Management's Discussion and Analysis of Results of Operations and Financial Condition which is set forth on pages 30-35 of the Company's Annual Report to Shareholders for 1997.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company hereby incorporates by reference the Consolidated Financial Statements and the report thereon of Deloitte & Touche LLP, dated
December 9, 1997, which appear on pages 38-55 of the Company's Annual Report to Shareholders for 1997.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                      PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  Directors.

     The Company hereby incorporates by reference the information set forth under "Election of Directors" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 4, 1998, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 1998.

     (b)  Executive Officers.

     The names and ages of all executive officers of the Company and the positions and offices held by such persons as of January 23, 1998 are as follows:

     Name                    Position with the Company                       Age
------------------      ------------------------------------------------     ---
Wendell P. Hurlbut       Chairman and Chief Executive Officer                 66
Robert W. Cremin         President and Chief Operating Officer                57
Robert W. Stevenson      Executive Vice President, Chief Financial Officer    58
                             and Secretary
Larry A. Kring           Group Vice President                                 57
Stephen R. Larson        Group Vice President                                 53
Marcia J. M. Greenberg   Vice President, Human Relations                      45
Robert D. George         Treasurer and Controller                             41

     Mr. Hurlbut has served as Chairman and Chief Executive Officer of the Company since September 1997. Prior thereto, he served as Chairman, President and Chief Executive Officer from January 1993 through September 1997. From February 1989 through December 1992, he was President and Chief Executive Officer. Mr. Hurlbut is also a member of the Board of Directors of the National Association of Manufacturers.

     Mr. Cremin has been President since September 1997 and Chief Operating Officer since October 1996. In addition, he served as Executive Vice President from October 1996 to September 1997. From January 1991 to October 1996, he was Senior Vice President and Group Executive. Mr. Cremin has a M.B.A. from the Harvard Business School and a B.S. degree in Metallurgical Engineering from Polytechnic Institute of Brooklyn.

     Mr. Stevenson has been Executive Vice President, Chief Financial Officer and Secretary since October 1987. From October 1987 to June 1997 he also served as Treasurer. Mr. Stevenson has a M.B.A. from the Wharton School of Business at the University of Pennsylvania and a B.A. degree from Stanford University.

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

     Mr. George has been Treasurer and Controller since June 1997. From October 1995 to June 1997, he was Group Vice President Finance for Zurn Power Systems Group. Prior thereto, he served as Vice President Finance for the Energy Division of Zurn Industries from March 1989 until October 1995. Mr. George has a M.B.A. from the Fuqua School of Business at Duke University and a B.A. degree from Drew University.


ITEM 11.  EXECUTIVE COMPENSATION

     The Company hereby incorporates by reference the information set forth under "Executive Compensation" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 4,1998, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company hereby incorporates by reference the information with respect to stock ownership set forth under "Security Ownership of Certain Beneficial Owners and Management" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 4, 1998, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements.

     The following consolidated financial statements, together with the report thereon of Deloitte & Touche LLP, dated December 9, 1997, appearing on pages 38-55 of the Company's Annual Report to Shareholders for 1997, are hereby incorporated by reference:

                                                                   Annual Report
                                                                    Page Number
                                                                   -------------
     Consolidated Statement of Operations--Years ended
        October 31, 1997, 1996 and 1995 ..........................      38

     Consolidated Balance Sheet--October 31, 1997 and 1996 .......      39

     Consolidated Statement of Cash Flows--Years ended
        October 31, 1997, 1996 and 1995 ..........................      40

     Consolidated Statement of Shareholders' Equity--Years ended
        October 31, 1997, 1996 and 1995 ..........................      41

     Notes to Consolidated Financial Statements ..................     42-54

     Report of Independent Auditors ..............................      55

     (a)(2) Financial Statement Schedules.

     The following additional financial data should be read in conjunction with the consolidated financial statements in the Annual Report to Shareholders for the year ended October 31, 1997:

     Independent Auditors' Report
     Schedule VIII--Valuation and Qualifying Accounts and Reserves, see page 21.

     (a)(3) Exhibits.

     Exhibit
     Number                          Exhibit
     -------                         -------

     3.1 Composite Restated Certificate of Incorporation of the Company as amended by Certificate of Amendment dated March 14, 1990. (Incorporated by reference to Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1990 (Commission File Number 1-6357).)

     3.2    By-laws of the Company, as amended and restated
            December 15, 1988. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1988 (Commission File Number 1-6357).)

     4.2 Form of Rights Agreement, dated as of December 9, 1992, between the Company and Chemical Bank, which includes as Exhibit A thereto the form of Certificate of Designation, Preferences and Rights of Series A Serial Preferred Stock and as Exhibit B thereto the form of Rights Certificate. (Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed December 17, 1992 (Commission File Number 1-6357).)

     10.1 Amendment of Lease and Agreement, dated March 11, 1959, between the City of Torrance, California, and Longren Aircraft Company, Inc., as original lessee; Lease, dated July 1, 1959, between the City of Torrance and Aeronca Manufacturing Corporation, as original lessee; and Assignment of Ground Lease, dated
            September 26, 1985, from Robert G. Harris, as successor lessee under the foregoing leases, to Excellon Industries, Inc., relating to principal manufacturing facility of Excellon at 24751 Crenshaw Boulevard, Torrance, California. (Incorporated by reference to
            Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1986 (Commission File
            Number 1-6357).)

     10.4   Industrial Lease dated July 17, 1984, between 901 Dexter
            Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated
            June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 901 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to
            Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991 (Commission File
            Number 1-6357).)

     10.4a Fourth Amendment dated July 27, 1994, to Industrial Lease dated July 17, 1984 between Houg Family Partnership, as successor to 901 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.4a to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 (Commission File Number 1-6357).)

     10.5   Industrial Lease dated July 17, 1984, between 801 Dexter
            Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated
            June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 801 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to
            Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991 (Commission File
            Number 1-6357).)

     Exhibit
     Number                          Exhibit
     -------                         -------

     10.5a Fourth Amendment dated March 28, 1994, to Industrial Lease dated July 17, 1984, between Michael Maloney and the Bancroft & Maloney general partnership, as successor to 801 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.5a to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 (Commission File Number 1-6357).)

     10.9 Note Agreement, dated as of July 15, 1992, among Esterline Technologies Corporation, certain of its subsidiaries, The Northwestern Mutual Life Insurance Company and New England Mutual Life Insurance Company relating to 8.75% Senior Notes due
            July 30, 2002 of Esterline Technologies Corporation and certain of its subsidiaries. (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            July 31, 1992 (Commission File Number 1-6357).)

     10.9a Amendment to Note Agreement, executed as of October 31, 1993, to that certain Note Agreement, dated and effective as of July 15, 1992, among Esterline Technologies Corporation, certain of its subsidiaries, The Northwestern Mutual Life Insurance Company and New England Mutual Life Insurance Company relating to 8.75%
            Senior Notes due July 30, 2002 of Esterline Technologies
            Corporation and certain of its subsidiaries. (Incorporated by reference to Exhibit 10.9a to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 (Commission File Number 1-6357).)

     10.10 Compensation of Directors. (Incorporated by reference to first paragraph under "Other Information as to Directors" in the definitive form of the Company's Proxy Statement, relating to its 1998 Annual Meeting of Shareholders to be held on March 4, 1998, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 1998.)

     10.21 Credit Agreement executed and effective as of October 31, 1996 among Esterline Technologies Corporation and certain of its subsidiaries, various financial institutions and Bank of America, National Trust and Savings Association, as Agent. (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 (Commission File Number 1-6357).)

     10.22 Real Property Lease and Sublease, dated June 28, 1996, between 810 Dexter L.L.C. and Korry Electronics Co. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 (Commission File Number 1-6357).)

     Exhibit
     Number                          Exhibit
     -------                         -------
     11 Schedule setting forth computation of earnings per share for the five fiscal years ended October 31, 1997.

     13 Portions of the Annual Report to Shareholders for the fiscal year ended October 31, 1997, incorporated by reference herein.

     21     List of subsidiaries.

     23     Consent of Deloitte & Touche LLP.

     27     Financial Data Schedule (EDGAR only).


     Exhibit
     Number                          Exhibit
     -------                         -------
                  MANAGEMENT CONTRACTS OR COMPENSATORY PLANS OR ARRANGEMENTS

     10.13 Amended and Restated 1987 Stock Option Plan. (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1992 (Commission File Number 1-6357).)

     10.15 Esterline Corporation Supplemental Retirement Income Plan for Key Executives. (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989 (Commission File Number 1-6357).)

     10.16g Esterline Technologies Corporation Long-Term Incentive
            Compensation Plan, fiscal years 1997-1999.

     10.19  Executive Officer Termination Protection Agreement.
            (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended
            October 31, 1992 (Commission File Number 1-6357).)

     10.20d Esterline Technologies Corporation Corporate Management Incentive
            Compensation Plan for fiscal year 1998.

     10.24 Esterline Technologies Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit A in the definitive form of the Company's Proxy Statement, relating to its 1997 Annual Meeting of Shareholders held on March 5, 1997, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 17, 1997.)


     (b)  Reports on Form 8-K.

     There were no Reports on Form 8-K filed during the fourth quarter of fiscal year 1997.

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

                                       ESTERLINE TECHNOLOGIES CORPORATION
                                                    (Registrant)



                                By            /s/ Robert W. Stevenson
                                   --------------------------------------------
                                               Robert W. Stevenson
                                            EXECUTIVE VICE PRESIDENT,
                                            CHIEF FINANCIAL OFFICER
                                                 AND SECRETARY
                                           (PRINCIPAL FINANCIAL OFFICER)


                                By            /s/ Robert D. George
                                   -------------------------------------------
                                                Robert D. George
                                           TREASURER AND CONTROLLER
                                       (PRINCIPAL ACCOUNTING OFFICER)


Dated:   January 29, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Wendell P. Hurlbut        Director, Chairman and          January 29, 1998
--------------------------    Chief Executive Officer         -----------------
(Wendell P. Hurlbut)          (Principal Executive Officer)   Date


/s/ Robert W. Stevenson       Executive Vice President,       January 29, 1998
-------------------------     Chief Financial Officer         -----------------
(Robert W. Stevenson)         and Secretary (Principal        Date
                              Financial Officer)


/s/ Robert D. George          Treasurer and Controller        January 29, 1998
-------------------------     (Principal Accounting           -----------------
(Robert D. George)            Officer)                        Date



/s/ Richard R. Albrecht       Director                        January 29, 1998
-------------------------                                     -----------------
(Richard R. Albrecht)                                         Date

/s/ Gilbert W. Anderson       Director                        January 29, 1998
-------------------------                                     -----------------
(Gilbert W. Anderson)                                         Date


/s/ John F. Clearman          Director                        January 29, 1998
-------------------------                                     -----------------
(John F. Clearman)                                            Date


/s/ Edwin I. Colodny          Director                        January 29, 1998
-------------------------                                     -----------------
(Edwin I. Colodny)                                            Date


/s/ E. John Finn              Director                        January 29, 1998
-------------------------                                     -----------------
(E. John Finn)                                                Date


/s/ Robert F. Goldhammer      Director                        January 29, 1998
-------------------------                                     -----------------
(Robert F. Goldhammer)                                        Date


/s/ Jerome J. Meyer           Director                        January 29, 1998
-------------------------                                     -----------------
(Jerome J. Meyer)                                             Date


/s/ Paul G. Schloemer         Director                        January 29, 1998
-------------------------                                     -----------------
(Paul G. Schloemer)                                           Date


 /s/ Malcolm T. Stamper       Director                        January 29, 1998
-------------------------                                     -----------------
(Malcolm T. Stamper)                                          Date

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and the Board of Directors
Esterline Technologies Corporation
Bellevue, Washington

We have audited the consolidated financial statements of Esterline Technologies Corporation (the Company) as of October 31, 1997 and 1996, and for each of the three years in the period ended October 31, 1997, and have issued our report thereon dated December 9, 1997; such financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Esterline Technologies Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.
In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Seattle, Washington
December 9, 1997

                 ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
           SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   (in thousands)

                  For Years Ended October 31, 1997, 1996 and 1995

                                                 Deduction for
                 Balance at     Additions          Purpose for        Balance
                 Beginning       Charged          which Reserve        at End
 Description      of Year       to Income          was Created         of Year
 -----------    -----------    ----------        --------------       ---------

Reserve for doubtful
     accounts receivable

Year Ended October 31
---------------------

1997            $    4,084       $      742        $    (1,966)       $    2,860
                ==========       ==========        ===========        ==========

1996            $    4,117       $      782        $      (815)       $    4,084
                ==========       ==========        ===========        ==========

1995            $    2,201       $    2,095        $      (179)       $    4,117
                ==========       ==========        ===========        ==========



Inventory Valuation Reserves

Year Ended October 31
---------------------

1997            $    1,195       $       --        $      (695)       $      500
                ==========       ==========        ===========        ==========

1996            $    1,195       $       --        $        --        $    1,195
                ==========       ==========        ===========        ==========

1995            $    3,546       $       --        $    (2,351)       $    1,195
                ==========       ==========        ===========        ==========