Form 10-Q
period 1998-01-31
ESTERLINE TECHNOLOGIES CORP
filed 1998-03-17
CIK 33619

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      -----------------------------------
                                   FORM 10-Q

             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended        January 31, 1998
                              --------------------------------------

                                      OR

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------   --------

Commission file number   1-6357
                    ---------------------------------------------------

                      ESTERLINE TECHNOLOGIES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                               13-2595091
------------------------------------    ------------------------------------
 (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification No.)

               10800 NE 8th Street, Bellevue, Washington  98004
              --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code  425/453-9400
                                                          -------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
   -----       -----

As of March 9, 1998, 8,642,911 shares of the issuer's common stock were outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                      ESTERLINE TECHNOLOGIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                  As of January 31, 1998 and October 31, 1997
                     (In thousands, except share amounts)

                                                      January 31,     October 31,
                                                         1998            1997
                                                      -----------     -----------
                                                      (unaudited)
ASSETS
------
Current Assets
 Cash and equivalents                                 $    39,446     $   56,045
 Accounts receivable, net of allowances
  of $2,840 and $2,860 for doubtful
  accounts                                                 59,339         67,520
 Inventories
  Raw materials and purchased parts                        20,819         17,502
  Work in process                                          31,263         26,191
  Finished goods                                            9,300          9,693
                                                      -----------     ----------
                                                           61,382         53,386
                                                      -----------     ----------
 Deferred income taxes                                     14,439         14,186
 Prepaid expenses                                           3,598          3,290
                                                      -----------     ----------
  Total Current Assets                                    178,204        194,427
                                                      -----------     ----------

Property, Plant and Equipment                             180,673        175,615
 Accumulated depreciation                                 118,718        117,239
                                                      -----------     ----------
                                                           61,955         58,376
                                                      -----------     ----------
Intangibles, net and Other Assets                          51,227         37,044
                                                      -----------     ----------
                                                      $   291,386     $  289,847
                                                      ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
 Accounts payable                                     $    20,261     $   20,475
 Accrued liabilities                                       60,404         66,111
 Credit facilities                                          5,113          2,467
 Current maturities of long-term debt                       6,041          6,386
 Federal and foreign income taxes                           3,957          1,472
                                                      -----------     ----------
  Total Current Liabilities                                95,776         96,911
                                                      -----------     ----------
Long-Term Debt                                             26,283         27,218
Shareholders' Equity
 Common stock, par value $.20 per share,
  authorized 30,000,000 shares, issued
  and outstanding 8,642,911 shares for
  both periods                                              1,729          1,729
 Capital in excess of par value                            48,559         48,559
 Retained earnings                                        123,843        119,007
 Cumulative translation adjustment                         (4,804)        (3,577)
                                                      -----------     ----------
  Total Shareholders' Equity                              169,327        165,718
                                                      -----------     ----------
                                                      $   291,386     $  289,847
                                                      ===========     ==========

                      ESTERLINE TECHNOLOGIES CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
             For the Three Months Ended January 31, 1998 and 1997
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                           Three Months Ended
                                                              January 31,
                                                        ------------------------
                                                          1998           1997
                                                        ---------      ---------
Net Sales                                               $  95,730      $  82,198

Costs and Expenses

 Cost of sales                                             59,023         50,109

 Selling, general and administrative                       29,133         26,191

 Interest income                                             (600)          (636)

 Interest expense                                             824            957
                                                        ---------      ---------
Earnings Before Income Taxes                                7,350          5,577

Income Tax Expense                                          2,514          1,818
                                                        ---------      ---------
Net Earnings                                            $   4,836      $   3,759
                                                      ===========     ==========

Net Earnings Per Share - Basic                          $     .56      $     .44
                                                      ===========     ==========

Net Earnings Per Share - Diluted                        $     .55      $     .43
                                                      ===========     ==========

                      ESTERLINE TECHNOLOGIES CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Three Months Ended January 31, 1998 and 1997
                                  (Unaudited)
                                (In thousands)

                                                          Three Months Ended
                                                              January 31,
                                                        -----------------------
                                                          1998           1997
                                                        --------       --------
Cash Flows Provided (Used) by Operating Activities
 Net earnings                                           $   4,836      $   3,759
 Depreciation and amortization                              4,422          4,126
 Deferred income taxes                                     (1,591)         1,020
 Working capital changes
  Accounts receivable                                       7,867          9,497
  Inventories                                              (5,144)        (4,047)
  Prepaid expenses                                           (348)            59
  Accounts payable                                             97          1,128
  Accrued liabilities                                      (4,009)       (10,318)
  Federal and foreign income taxes                          2,528         (2,567)
 Other, net                                                   384            791
                                                        ---------      ---------
                                                            9,042          3,448
                                                        ---------      ---------

Cash Flows Provided (Used) by Investing Activities
 Capital expenditures                                      (5,902)        (3,361)
 Capital dispositions                                          35            605
 Acquisitions                                             (20,130)            --
                                                        ---------      ---------
                                                          (25,997)        (2,756)
                                                        ---------      ---------

Cash Flows Provided (Used) by Financing Activities
 Net change in credit facilities                            2,784          1,549
 Repayment of long-term debt                               (1,235)          (227)
                                                        ---------      ---------
                                                            1,549          1,322
                                                        ---------      ---------

Effect of Exchange Rates                                   (1,193)          (744)
                                                        ---------      ---------
Net Increase (Decrease) in Cash and Equivalents           (16,599)         1,270

Cash and Equivalents - Beginning of Period                 56,045         46,436
                                                        ---------      ---------
Cash and Equivalents - End of Period                    $  39,446      $  47,706
                                                        =========      =========

Supplemental Cash Flow Information
 Cash paid during the period for
  Interest expense                                      $   1,371      $   1,651
  Income taxes                                              1,260          2,887

                      ESTERLINE TECHNOLOGIES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Quarter Ended January 31, 1998 and 1997


1. The consolidated balance sheet as of January 31, 1998 and the consolidated statements of operations and cash flows for the quarters ended January 31, 1998 and 1997 are unaudited, but in the opinion of management all adjustments necessary to present fairly the financial statements referred to above have been made. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results for the full year.

2. The notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3. Classifications have been changed for certain amounts in the preceding period to conform with the current year's financial presentation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
-------   --------------------------------------------------------------
          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

CERTAIN STATEMENTS IN THIS FORM 10-Q CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES REGARDING MATTERS THAT COULD SIGNIFICANTLY AFFECT EXPECTED RESULTS INCLUDING INFORMATION ABOUT INDUSTRY TRENDS, GROWTH, ORDERS, CAPITAL EXPENDITURES AND BACKLOG. THUS, ACTUAL RESULTS MAY VARY MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS DEPENDING ON A VARIETY OF FACTORS WHICH INCLUDE BUT ARE NOT LIMITED TO CHANGES IN THE TELECOMMUNICATIONS, COMPUTER, AEROSPACE AND DEFENSE MARKETS; FLUCTUATIONS IN FOREIGN CURRENCY RATES; REDUCTIONS, TERMINATIONS OR CHANGES IN U.S. GOVERNMENT DEFENSE BUDGET PRIORITIES; VARIABILITY OF CAPITAL EQUIPMENT MARKETS AND OTHER RISKS WHICH ARE DETAILED IN OTHER COMPANY DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS THAT MAY BE MADE TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED JANUARY 31, 1998 COMPARED TO QUARTER ENDED JANUARY 31, 1997

Net sales for the quarter ended January 31, by Group, were as follows:
(In thousands)

                                         Increase from
                                          prior year         1998            1997
                                         --------------    ---------      ---------
     Automation                                11%         $  34,475      $  30,936
     Aerospace and Defense                     21%            34,957         28,793
     Instrumentation                           17%            26,298         22,469
                                                           ---------      ---------
     Total Net Sales                                       $  95,730      $  82,198
                                                           =========      =========

Net sales for the first quarter of 1998 increased 16% overall compared to the first quarter of 1997. The commercial aerospace markets continue to drive the improvement in the Aerospace/Defense and Instrumentation Groups as they benefit from increased demand for aerospace related products. Automation Group sales growth for the quarter was primarily due to an increase in demand for metal fabrication equipment as well as modest sales increases for printed circuit board drilling machines.

During the first quarter the company completed four small acquisitions. These acquisitions have been combined with existing operating units and represent expansions of existing businesses. Three of the acquisitions were in the Aerospace/Defense Group and included a Sagem aerospace pressure sensor product line based in France and two small companies; Ohio-based Fluid Regulators Corporation and California-based Kai R. Kuhl Co. In addition, Korry Electronics Co., part of the Instrumentation Group, acquired the Boeing 777 cockpit switch product line from Illinois Tool Works. Acquisitions completed during the first quarter contributed modestly to the sales increase.

Total gross margin as a percentage of net sales declined by 1%, to 38%, in comparison with the same period in 1997. Currently, the Automation Group is encountering pricing pressures due to foreign competitors with weaker currencies and this is particularly true in Asia. Group gross margins ranged from 37% to 39% in the first quarter of 1998 compared with 36% to 41% during the same period in 1997.

Selling, general and administrative expenses for the first quarter of 1998 totaled $29.1 million, an increase of $2.9 million over last year's first quarter. As a percentage of net sales, selling, general and administrative expenses decreased to 30% from 32% during the same period in 1997.

The Company employs a diversification strategy which has tended to balance cycles that occur in our markets from time to time. Currently, the Aerospace/Defense and Instrumentation Groups' earnings indicate an upward trend while demand for printed circuit board drilling equipment is stable despite negative headlines from Asia and industry pricing pressures.

The effective income tax rate for the first quarter of 1998 increased to 34% from 33% during the same period in 1997, primarily as a result of nondeductible goodwill related to acquisitions.

Orders for the first quarter of 1998 were $112.9 million, compared with $85.2 million for the same period in 1997. Companywide backlog at January 31, 1998 was $171.3 million, compared with $130.2 million at January 31, 1997. The increase in backlog is primarily associated with orders received from the aerospace markets and the acquisitions completed in the first quarter. Approximately $30 million in backlog is scheduled to ship after fiscal 1998. All orders in backlog are subject to cancellation until delivery.

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The Company is utilizing both internal and external resources to address year 2000 compliance. It is anticipated that all related efforts will be complete by December 31, 1998, allowing adequate time for implementation issues and testing. To date, confirmations have been received from the Company's primary suppliers that plans are being developed to address processing of transactions in the year 2000. At this time, management believes that the costs associated with compliance will not have a material effect on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and equivalents on hand at January 31, 1998 totaled $39.4 million, a decrease of $16.6 million from October 31, 1997. In addition, cash flow provided by operating activities of $9 million and an increase in borrowings of $1.5 million were used to fund capital expenditures of $5.9 million and acquisitions of $20.1 million. The Company continues to generate strong operating cash flow and has the resources available for reinvestment in existing businesses and strategic acquisitions.

Net accounts receivable decreased $8.2 million to $59.3 million at January 31, 1998 primarily due to a higher level of collections for the quarter. Inventory at January 31, 1998 was $61.4 million, an increase of $8 million and was related to acquisitions completed during the first quarter as well as increased production rates in the Automation Group. Current liabilities decreased $1.1 million during the first quarter to $95.8 million. The decrease was primarily due to reductions in accrued liabilities of $5.7 million offset by increases in credit facilities of $2.6 million related to the occupancy of a new facility in Bourges, France and taxes of $2.5 million related to the current year. Net working capital decreased $15.1 million from $97.5 million at October 31, 1997 to $82.4 million at January 31, 1998.

Capital expenditures, consisting of buildings, machinery, equipment and computers, are anticipated to be approximately $28 million during fiscal 1998, compared with $21.6 million in fiscal 1997. Capital expenditures for the first quarter ended January 31, 1998 totaled $5.9 million and were concentrated in the Aerospace/Defense Group for the new facility in Bourges, France, enhancements to information technology and machinery and equipment.

Total debt at January 31, 1998 was $37.4 million, an increase of $1.4 million from October 31, 1997. Of the total debt outstanding at January 31, 1998, $28.6 million was outstanding under the Company's Senior Notes, and $8.8 million was outstanding under various foreign currency debt agreements, including capital lease obligations for the Bourges facility. The annual principal repayment of $5.7 million on the Senior Notes is scheduled to be made on July 30, 1998. This repayment schedule will continue annually until maturity on July 30, 2002.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

     The Company is a party to various lawsuits and claims, none of which, in the opinion of management, is expected to have a material effect on the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

At the Company's annual meeting of shareholders held on March 4, 1998, shareholders approved the following proposals:

          (a) The election of the following directors for three-year terms expiring at the 2001 annual meeting:

                                                  Votes Cast
                                            ------------------------
               Name                           For           Withheld
               -----                        ---------       --------
               Richard R. Albrecht          7,750,710        26,310
               John F. Clearman             7,757,035        19,985
               Paul G. Schloemer            7,752,710        24,310

               Current directors whose terms will continue after the 1998 annual meeting are Gilbert W. Anderson, E. John Finn, Robert F. Goldhammer, Wendell P. Hurlbut, Jerome J. Meyer and Malcolm T. Stamper.

          (b) The selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending October 31, 1998. (7,761,266 votes for, 3,414 votes against and 12,340 votes abstained).

There were no broker non-votes on any of the above proposals.

The Company also announced a 2-for-1 stock split effective and payable on April 20, 1998 to shareholders of record on March 31, 1998. The brokers' cutoff date upon which they will be required to notify the Company of their share requirements will be April 7, 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

     (a)  Exhibits.


  Exhibit
   Number                  Exhibit
  --------                 --------
   10.25      Property lease between Slibail Immobilier and Norbail
              Immobilier and Auxitrol S.A., dated April 29, 1997, relating to the manufacturing facility of Auxitrol at 5, allee Charles
              Pathe, 18941 Bourges Cedex 9, France, effective on the
              construction completed date (December 5, 1997).

   11. Schedule setting forth computation of basic and diluted earnings per common share for the quarter ended
              January 31, 1998 and 1997.

   27.1       Financial Data Schedule, January 31, 1998 (EDGAR Only).

   27.2       Financial Data Schedule, fiscal year 1997 including quarters
              1, 2 and 3 (EDGAR Only).

   27.3       Financial Data Schedule, fiscal year 1996 (EDGAR Only).

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


                                       Esterline Technologies Corporation
                                                 (Registrant)


Date: March 17, 1998               By: /s/ Robert W. Stevenson
                                       -------------------------------------
                                              Robert W. Stevenson
                                         Executive Vice President and
                                         Chief Financial Officer and
                                                 Secretary
                                         (Principal Financial Officer)


                                   By: /s/ Robert D. George
                                       -------------------------------------
                                              Robert D. George
                                          Treasurer and Controller
                                        (Principal Accounting Officer)