Form 10-Q
period 1998-04-30
ESTERLINE TECHNOLOGIES CORP
filed 1998-06-15
CIK 33619

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    April 30, 1998
                                 ----------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from  _________________  to  _________________

Commission file number    1-6357
                         --------

                       ESTERLINE TECHNOLOGIES CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                               13-2595091
---------------------------------------    ------------------------------------
     (State or other jurisdiction                  (I.R.S. Employer
   Of incorporation or organization)              Identification No.)


 10800 NE 8th Street, Bellevue, Washington                   98004
--------------------------------------------    -------------------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code   425/453-9400
                                                    --------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]     No  [ ]

As of June 11, 1998, 17,288,562 shares of the issuer's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                       ESTERLINE TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                  As of April 30, 1998 and October 31, 1997
                     (In thousands, except share amounts)

                                                                April 30,     October 31,
                                                                  1998           1997
                                                               -----------    -----------
                                                               (unaudited)
ASSETS
------

Current Assets
  Cash and equivalents                                          $  38,137      $  56,045
  Accounts receivable, net of allowances of $2,793 and
   $2,860 for doubtful accounts                                    67,132         67,520
  Inventories
    Raw materials and purchased parts                              24,502         17,502
    Work in process                                                31,376         26,191
    Finished goods                                                 10,955          9,693
                                                                ---------      ---------
                                                                   66,833         53,386
                                                                ---------      ---------
  Deferred income taxes                                            12,689         14,186
  Prepaid expenses                                                  4,164          3,290
                                                                ---------      ---------
      Total Current Assets                                        188,955        194,427
                                                                ---------      ---------

Property, Plant and Equipment                                     183,388        175,615
  Accumulated depreciation                                        119,939        117,239
                                                                ---------      ---------
                                                                   63,449         58,376
                                                                ---------      ---------

Intangibles, net and Other Assets                                  49,447         37,044
                                                                ---------      ---------
                                                                $ 301,851      $ 289,847
                                                                =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
  Accounts payable                                              $  20,102      $  20,475
  Accrued liabilities                                              60,331         66,111
  Credit facilities                                                 8,056          2,467
  Current maturities of long-term obligations                       5,879          6,386
  Federal and foreign income taxes                                  2,894          1,472
                                                                ---------      ---------
      Total Current Liabilities                                    97,262         96,911
                                                                ---------      ---------
       2A


Long-Term Obligations, net of current maturities                   27,170         27,218

Shareholders' Equity
  Common stock, par value $.20 per share, authorized
   30,000,000 shares, issued and outstanding 17,288,562
   and 17,285,822 shares                                            3,458          3,457
  Capital in excess of par value                                   46,869         46,831
  Retained earnings                                               131,755        119,007
  Cumulative translation adjustment                                (4,663)        (3,577)
                                                                ---------      ---------
      Total Shareholders' Equity                                  177,419        165,718
                                                                ---------      ---------
                                                                $ 301,851      $ 289,847
                                                                =========      =========










































       2B

                       ESTERLINE TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
           For the Three and Six Months ended April 30, 1998 and 1997
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                             Three Months Ended       Six Months Ended
                                                 April 30,               April 30,
                                            --------------------    ---------------------
                                              1998        1997        1998        1997
                                            ---------   --------    ---------   ---------

Net Sales                                   $ 114,551   $ 97,951    $ 210,281   $ 180,149

Costs and Expenses

  Cost of sales                                70,402     59,231      129,425     109,340

  Selling, general and administrative          31,591     28,000       60,724      54,191

  Interest income                                (403)      (474)      (1,003)     (1,110)

  Interest expense                                773        947        1,597       1,904
                                            ---------   --------    ---------   ---------

                                              102,363     87,704      190,743     164,325
                                            ---------   --------    ---------   ---------

Earnings Before Income Taxes                   12,188     10,247       19,538      15,824

Income Tax Expense                              4,276      3,645        6,790       5,463
                                            ---------   --------    ---------   ---------

Net Earnings                                $   7,912   $  6,602    $  12,748   $  10,361
                                            =========   ========    =========   =========

Net Earnings Per Share - Basic              $     .46   $    .39    $     .74   $     .61
                                            =========   ========    =========   =========

Net Earnings Per Share - Diluted            $     .45   $    .38    $     .72   $     .59
                                            =========   ========    =========   =========

                       ESTERLINE TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Six Months Ended April 30, 1998 and 1997
                                  (Unaudited)
                                 (In thousands)

                                                              Six Months Ended
                                                                 April 30,
                                                            --------------------
                                                              1998        1997
                                                            --------    --------

Cash Flows Provided (Used) by Operating Activities
  Net earnings                                              $ 12,748    $ 10,361
  Depreciation and amortization                                8,851       8,633
  Deferred income taxes                                          332       1,440
  Working capital changes
    Accounts receivable                                          330       5,053
    Inventories                                              (10,214)     (8,550)
    Prepaid expenses                                            (897)       (998)
    Accounts payable                                            (216)      3,354
    Accrued liabilities                                       (4,651)     (8,593)
    Federal and foreign income taxes                           1,450      (2,133)
  Other, net                                                   1,020       1,580
                                                            --------    --------
                                                               8,753      10,147
                                                            --------    --------
Cash Flows Provided (Used) by Investing Activities
  Capital expenditures                                       (12,766)     (7,817)
  Capital dispositions                                         1,548         836
  Acquisitions                                               (20,130)         --
                                                            --------    --------
                                                             (31,348)     (6,981)
                                                            --------    --------
Cash Flows Provided (Used) by Financing Activities
  Net change in credit facilities                              5,591         555
  Repayment of long-term obligations                            (393)       (433)
                                                            --------    --------
                                                               5,198         122
                                                            --------    --------

Effect of Exchange Rates                                        (511)     (1,086)
                                                            --------    --------
Net Increase (Decrease) in Cash and Equivalents              (17,908)      2,202

Cash and Equivalents - Beginning of Period                    56,045      46,436
                                                            --------    --------
Cash and Equivalents - End of Period                        $ 38,137    $ 48,638
                                                            ========    ========
Supplemental Cash Flow Information
  Cash paid during the period for
    Interest expense                                        $  1,603    $  1,869
    Income taxes                                               4,358       4,848

                       ESTERLINE TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the Three and Six Months Ended April 30, 1998 and 1997


1. The consolidated balance sheet as of April 30, 1998 and the consolidated statements of operations and cash flows for the three and six months ended April 30, 1998 and 1997 are unaudited, but in the opinion of management all adjustments necessary to present fairly the financial statements referred to above have been made. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results for the full year.

2. The notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3. Classifications have been changed for certain amounts in the preceding period to conform to the current period's financial presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Certain sections in this Form 10-Q contain forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve risks and uncertainties regarding matters that could significantly affect expected results, including information about industry trends, growth, orders, capital expenditures and backlog. Thus, actual results may vary materially from these forward-looking statements depending on a variety of factors which include, but are not limited to, changes in the telecommunications, computer, aerospace and defense markets; fluctuations in foreign currency rates; reductions, terminations or changes in U.S. Government defense budget priorities; variability of capital equipment markets and other risks which are detailed in other Company documents and reports filed with the Securities and Exchange Commission. The Company does not undertake any obligation to publicly release the results of any revisions that may be made to these forward-looking statements to reflect any future events or circumstances.

Results of Operations
---------------------

Quarter Ended April 30, 1998 Compared to Quarter Ended April 30, 1997

Net sales for the quarter ended April 30, by Group, were as follows:
(In thousands)

                                  Increase from
                                   prior year        1998        1997
                                  -------------    --------    --------
   Automation                           7%         $ 40,775    $ 37,932
   Aerospace and Defense               20%           42,354      35,347
   Instrumentation                     27%           31,422      24,672
                                                   --------    --------
         Total Net Sales                           $114,551    $ 97,951
                                                   ========    ========

Net sales for the quarter established a record high. The Aerospace/Defense and Instrumentation Groups continued to improve due to strong aerospace markets. In addition, sales in the Aerospace/Defense Group have benefited from additional product offerings available through the Company's first quarter acquisitions of Fluid Regulators and Kai R. Kuhl. The Instrumentation Group has also experienced improvement in sales of quality control instrumentation. The improvement in Automation Group sales was due to modest increases in the printed circuit board drilling machine business.

Total gross margin as a percentage of net sales was 39% for the second quarter compared with the prior year's 40%. Gross margins among the Groups ranged from 34% to 42% compared with 38% to 41% during the same period in 1997. The Automation Group is continuing to experience pricing pressures from foreign competitors with weaker currencies. Of particular note are Asian competitors who are benefiting from local currency devaluations and the strong U.S. dollar.

Selling, general and administrative expenses for the second quarter were $31.6 million, or 28% of net sales, compared with the prior year period of $28 million, or 29% of net sales.

Earnings from commercial aerospace, defense and general manufacturing operations continue to demonstrate an upward trend while industry pricing pressures have caused an opposite effect on the printed circuit board drilling equipment operations. The Company employs a diversification strategy that has tended to balance cycles that occur in its markets from time to time. Diversification has been effective in this situation to date, with performance from our commercial aerospace, defense and general manufacturing operations more than making up for the effect on our printed circuit board operation.

New orders for the second quarter of 1998 were $123.4 million compared with $117 million for the same period in 1997. The increase in new orders was primarily attributed to products for the aerospace markets.

Six Months Ended April 30, 1998 Compared to Six Months Ended April 30, 1997

Year-to-date net sales ended April 30, by Group, were as follows:
(In thousands)

                                  Increase from
                                   prior year        1998        1997
                                  -------------    --------    --------
   Automation                           9%         $ 75,250    $ 68,868
   Aerospace and Defense               21%           77,311      64,140
   Instrumentation                     22%           57,720      47,141
                                                   --------    --------
         Total Net Sales                           $210,281    $180,149
                                                   ========    ========

Sales for the first half of 1998 were up over the prior year due to strength in the Aerospace/Defense and Instrumentation Groups. These Groups have continued to benefit from strong aerospace markets; increased demand for quality control instrumentation; and sales contributed by new acquisitions. The Automation Group experienced modest improvements over the first half of 1997 due to increased shipments for printed circuit board drilling equipment and metal fabrication equipment.

Total gross margin as a percentage of net sales was 38% for the first half of 1998, compared with 39% in the prior year. Gross margins among the Groups ranged from 36% to 40% compared with 37% to 40% during the same period in 1997.

Selling, general and administrative expenses for the first half of 1998 increased to $60.7 million compared with $54.2 million during the same period in 1997. Selling, general and administrative expenses improved from 30% to 29% of net sales.

New orders for the first half of 1998 were $236.3 million compared with $202.2 million for the same period in 1997. Companywide backlog at April 30, 1998 was $180.1 million compared with $149.3 million at April 30, 1997. The increase in backlog is primarily attributable to orders received for aerospace products and from acquisitions completed in the first quarter of 1998. Approximately $63.4 million in backlog is scheduled for delivery after fiscal 1998. All orders in backlog are subject to cancellation until delivery.

The Company is aware of the issues associated with programming code in existing computer systems as the millennium (year 2000) approaches. The Company is utilizing both internal and external resources to address year 2000 compliance. It is anticipated that all related efforts will be completed by December 31, 1998, allowing adequate time for implementation and testing. The Company's assessment plan includes communications with suppliers and customers regarding their plans to address processing of transactions in the year 2000. At this time, management continues to believe that the costs associated with compliance will not have a material effect on the Company's financial position or results of operations.

Liquidity and Capital Resources
-------------------------------

Cash and equivalents on hand at April 30, 1998 totaled $38.1 million, a decrease of $17.9 million from October 31, 1997. Capital expenditures of $12.8 million and acquisitions of $20.1 million have been funded through available cash, cash flow provided by operations of $8.8 million, and an increase in borrowings of $5.2 million.

Net accounts receivable were $67.1 million at April 30, 1998, essentially unchanged from October 31, 1997. Inventories at April 30, 1998 were
$66.8 million, representing an increase of $13.4 million from October 31, 1997. The increase was related to aerospace acquisitions and increased production rates. Current liabilities increased slightly to $97.3 million at April 30, 1998 from $96.9 million at October 31, 1997. Credit facilities increased $5.6 million related to the Company's foreign operations and were offset by a decrease in accrued liabilities of $5.8 million. Working capital decreased $5.8 million from $97.5 million at October 31, 1997 to $91.7 million at April 30, 1998.

Capital expenditures, consisting of buildings, machinery, equipment and computers, are anticipated to be approximately $28 million during fiscal 1998, compared with $21.6 million in fiscal 1997. Capital expenditures through April 30, 1998 totaled $12.8 million and were related to additions of equipment, leasehold improvements and buildings. In May 1998, the Company completed the purchase of a new facility in Valencia, California, for TA Mfg. Co. TA is currently located in Glendale, California, and will be moving to the new facility during the next quarter.

Total long-term obligations at April 30, 1998 were $41.1 million, representing an increase of $5 million from October 31, 1997. Of the total obligations outstanding at April 30, 1998, $28.6 million was outstanding under the Company's Senior Notes, and $12.5 million was outstanding under various foreign currency debt agreements, including capital lease obligations for the new Bourges, France facility. The annual principal repayment of $5.7 million on the Senior Notes is scheduled to be made on July 30, 1998. This repayment schedule will continue annually until maturity on July 30, 2002.

On April 20, 1998 the Company effected a two-for-one stock split. All earnings per share calculations are adjusted for the split. At April 30, 1998, total shares outstanding were 17,288,562.


Subsequent Event
----------------

The Company completed the purchase of substantially all of the assets of a small Michigan-based company, Memtron Technologies, Inc., in May 1998. Memtron Technologies, a designer and manufacturer of membrane switches and panels for medical, industrial computer, and other commercial markets, will be operated under the direction of the Company's Seattle-based subsidiary, Korry Electronics Co.


Recent Accounting Pronouncements
--------------------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components. Comprehensive income represents net income plus certain items that are charged directly to shareholder's equity. This Statement will not be effective for the Company until fiscal 1999.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the disclosure of information relating to operating segments. This Statement will not be effective for the Company until fiscal 1999. The Company is studying the pronouncement to determine what impact it may have on future disclosure requirements.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

The Company is a party to various lawsuits and claims, none of which, in the opinion of management, is expected to have a material effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the Company's annual meeting of shareholders held on March 4, 1998, shareholders approved the following proposals:

      (a) The election of the following directors for three-year terms expiring at the 2001 annual meeting:

                                                  Votes Cast
                                            ----------------------
            Name                               For        Withheld
            ----                            ---------     --------

            Richard R. Albrecht             7,750,710      26,310
            John F. Clearman                7,757,035      19,985
            Paul G. Schloemer               7,752,710      24,310

            Current directors whose terms continue after the 1998 annual meeting are Gilbert W. Anderson, E. John Finn, Robert F. Goldhammer, Wendell P. Hurlbut, Jerome J. Meyer and Malcolm T. Stamper.

      (b) The selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending October 31, 1998. (7,761,266 votes for, 3,414 votes against and 12,340 votes abstained.)

There were no broker non-votes on any of the above proposals.

The Company also announced a 2-for-1 stock split which became effective on April 20, 1998.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

      (a)   Exhibits.

  Exhibit
  Number                                  Exhibit
  -------                                 -------

    11. Schedule setting forth computation of basic and diluted earnings per common share for the three and six months ended April 30, 1998 and 1997.

    27.     Financial Data Schedule (EDGAR Only).

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


                                          Esterline Technologies Corporation
                                                     (Registrant)

Dated:  June 15, 1998                 By: /s/ ROBERT W. STEVENSON
                                          -------------------------------------
                                                   Robert W. Stevenson
                                                Executive Vice President,
                                          Chief Financial Officer and Secretary
                                              (Principal Financial Officer)

                                      By: /s/ ROBERT D. GEORGE
                                          -------------------------------------
                                                    Robert D. George
                                                 Treasurer and Controller
                                              (Principal Accounting Officer)