Form 10-Q
period 1998-07-31
ESTERLINE TECHNOLOGIES CORP
filed 1998-09-14
CIK 33619

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    July 31, 1998
                                 ---------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------     ------------------

Commission file number    1-6357
                         --------


                       ESTERLINE TECHNOLOGIES CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                               13-2595091
---------------------------------------    ------------------------------------
     (State or other jurisdiction                  (I.R.S. Employer
   Of incorporation or organization)              Identification No.)


10800 NE 8th Street, Bellevue, Washington                  98004
------------------------------------------    ---------------------------------
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

                             Yes  [X]     No  [ ]

As of September 9, 1998, 17,288,562 shares of the registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                       ESTERLINE TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                   As of July 31, 1998 and October 31, 1997
                     (In thousands, except share amounts)

                                                           July 31, 1998    October 31, 1997
                                                           -------------    ----------------
                                                            (unaudited)
ASSETS
------
Current Assets
  Cash and equivalents                                       $  24,443         $  56,045
  Accounts receivable, net of allowances of $2,716 and
   $2,860 for doubtful accounts                                 66,412            67,520
  Inventories
    Raw materials and purchased parts                           24,906            17,502
    Work in process                                             32,322            26,191
    Finished goods                                              11,123             9,693
                                                             ---------         ---------
                                                                68,351            53,386
                                                             ---------         ---------

  Deferred income taxes                                         12,525            14,186
  Prepaid expenses                                               3,381             3,290
                                                             ---------         ---------
      Total Current Assets                                     175,112           194,427
                                                             ---------         ---------

Property, Plant and Equipment                                  192,658           175,615
  Accumulated depreciation                                     117,625           117,239
                                                             ---------         ---------
                                                                75,033            58,376
                                                             ---------         ---------
Intangibles, net and Other Assets                               56,173            37,044
                                                             ---------         ---------
                                                             $ 306,318         $ 289,847
                                                             =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts payable                                           $  19,469         $  20,475
  Accrued liabilities                                           64,031            66,111
  Credit facilities                                              9,977             2,467
  Current maturities of long-term obligations                    5,851             6,386
  Federal and foreign income taxes                                 126             1,472
                                                             ---------         ---------
      Total Current Liabilities                                 99,454            96,911
                                                             ---------         ---------

        2A

Long-Term Obligations, net of current maturities                21,443            27,218
Shareholders' Equity
  Common stock, par value $.20 per share, authorized
   30,000,000 shares, issued and outstanding 17,288,562
   and 17,285,822 shares                                         3,458             3,457
  Capital in excess of par value                                46,869            46,831
  Retained earnings                                            139,674           119,007
  Cumulative translation adjustment                             (4,580)           (3,577)
                                                             ---------         ---------
      Total Shareholders' Equity                               185,421           165,718
                                                             ---------         ---------
                                                             $ 306,318         $ 289,847
                                                             =========         =========












































        2B

                       ESTERLINE TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
           For the Three and Nine Months ended July 31, 1998 and 1997
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                    Three Months Ended        Nine Months Ended
                                                         July 31,                  July 31,
                                                  ----------------------    ----------------------
                                                    1998         1997         1998         1997
                                                  ---------    ---------    ---------    ---------

Net Sales                                         $ 110,891    $ 102,068    $ 321,172    $ 282,217

Costs and Expenses

  Cost of sales                                      68,840       64,246      198,265      173,586

  Selling, general and administrative                29,779       27,251       90,503       81,442

  Interest income                                      (466)        (579)      (1,469)      (1,689)

  Interest expense                                      776          912        2,373        2,816
                                                  ---------    ---------    ---------    ---------

                                                     98,929       91,830      289,672      256,155
                                                  ---------    ---------    ---------    ---------

Earnings Before Income Taxes                         11,962       10,238       31,500       26,062

Income Tax Expense                                    4,043        3,313       10,833        8,776
                                                  ---------    ---------    ---------    ---------

Net Earnings                                      $   7,919    $   6,925    $  20,667    $  17,286
                                                  =========    =========    =========    =========

Net Earnings Per Share - Basic                    $     .46    $     .40    $    1.20    $    1.01
                                                  =========    =========    =========    =========

Net Earnings Per Share - Diluted                  $     .45    $     .39    $    1.17    $     .98
                                                  =========    =========    =========    =========

                       ESTERLINE TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Nine Months Ended July 31, 1998 and 1997
                                  (Unaudited)
                                 (In thousands)

                                                             Nine Months Ended
                                                                  July 31,
                                                            --------------------
                                                              1998        1997
                                                            --------    --------
Cash Flows Provided (Used) by Operating Activities
  Net earnings                                              $ 20,667    $ 17,286
  Depreciation and amortization                               12,999      12,577
  Deferred income taxes                                          300         950
  Working capital changes
    Accounts receivable                                        1,088       5,738
    Inventories                                              (11,685)    (10,992)
    Prepaid expenses                                            (109)       (244)
    Accounts payable                                            (864)     (2,033)
    Accrued liabilities                                         (770)     (7,703)
    Federal and foreign income taxes                          (1,315)       (512)
  Other, net                                                  (6,583)      2,399
                                                            --------    --------
                                                              13,728      17,466
                                                            --------    --------

Cash Flows Provided (Used) by Investing Activities
  Capital expenditures                                       (26,605)    (12,336)
  Capital dispositions                                           569       2,235
  Acquisitions                                               (20,130)         --
                                                            --------    --------
                                                             (46,166)    (10,101)
                                                            --------    --------
Cash Flows Provided (Used) by Financing Activities
  Net change in credit facilities                              7,476         560
  Repayment of long-term obligations                          (6,162)     (6,104)
                                                            --------    --------
                                                               1,314      (5,544)
                                                            --------    --------

Effect of Exchange Rates                                        (478)     (1,546)
                                                            --------    --------
Net Increase (Decrease) in Cash and Equivalents              (31,602)        275

Cash and Equivalents - Beginning of Period                    56,045      46,436
                                                            --------    --------
Cash and Equivalents - End of Period                        $ 24,443    $ 46,711
                                                            ========    ========
Supplemental Cash Flow Information
  Cash paid during the period for
    Interest expense                                        $  3,014    $  3,516
    Income taxes                                              10,962       5,376

                       ESTERLINE TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the Three and Nine Months Ended July 31, 1998 and 1997


1. The consolidated balance sheet as of July 31, 1998 and the consolidated statements of operations and cash flows for the three and nine months ended July 31, 1998 and 1997 are unaudited, but in the opinion of management all adjustments necessary to present fairly the financial statements referred to above have been made. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results for the full year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Certain sections in this Form 10-Q contain forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve risks and uncertainties regarding matters that could significantly affect expected results, including information about industry trends, growth, orders, Year 2000, capital expenditures and backlog. Thus, actual results may vary materially from these forward-looking statements depending on a variety of factors which include, but are not limited to, changes in the telecommunications, computer, aerospace and defense markets; fluctuations in foreign currency rates; reductions, terminations or changes in U.S. Government defense budget priorities; variability of capital equipment markets; changes in Year 2000 issues and other risks which are detailed in other Company documents and reports filed with the Securities and Exchange Commission. The Company does not undertake any obligation to publicly release the results of any revisions that may be made to these forward-looking statements to reflect any future events or circumstances.

Results of Operations
---------------------

Quarter Ended July 31, 1998 Compared to Quarter Ended July 31, 1997

Net sales for the quarter ended July 31, by Group, were as follows:
(In thousands)

                               Increase/(Decrease)
                                from prior period       1998         1997
                               -------------------    ---------    ---------

  Automation                          (16%)           $  36,009    $  42,985
  Aerospace and Defense                32%               43,636       32,974
  Instrumentation                      20%               31,246       26,109
                                                      ---------    ---------
     Total Net Sales                                  $ 110,891    $ 102,068
                                                      =========    =========

Deliveries to aerospace markets continued at a strong pace in the third quarter, leading to significant performance improvements for the Aerospace/Defense and Instrumentation Groups compared with the same period in 1997. In addition, acquisitions in both these Groups have provided additional product offerings for the Company. Automation Group sales decreased for the quarter primarily due to a drop in deliveries for printed circuit board drilling machines.

Total gross margin as a percentage of net sales was 38% for the quarter compared to 37% during the same period in 1997. Gross margins among the Groups ranged from 36% to 39% compared with 33% to 40% during the same period in 1997. Pricing pressures from foreign competitors with weaker currencies continue to affect the Automation Group. Asian competitors are benefiting from local currency weaknesses or the strong U.S. dollar, which creates a difficult environment for suppliers to the global printed circuit board industry.

Selling, general and administrative expenses remained consistent with the prior year period at 27% of net sales.

The Company employs a diversification strategy that has tended to balance cycles that occur in its markets from time to time. Earnings from operations serving commercial aerospace, defense and general manufacturing markets continue to demonstrate an upward trend while industry pricing pressures have caused the printed circuit board drilling equipment operations to move downward. Diversification has been effective in this situation to date, with the performance from our printed circuit board equipment operations being more than offset by the Company's other operations.

New orders for the third quarter of 1998 were $102.8 million compared with $101.6 million for the same period in 1997. Orders for aerospace products were strong and accounted for the slight increase from period to period.

Nine Months Ended July 31, 1998 Compared to Nine Months Ended July 31, 1997

Year-to-date net sales ended July 31, by Group, were as follows:
(In thousands)

                               Increase/(Decrease)
                                 from prior year        1998         1997
                               -------------------    ---------    ---------

  Automation                          (1%)            $ 111,259    $ 111,853
  Aerospace and Defense               25%               120,947       97,114
  Instrumentation                     21%                88,966       73,250
                                                      ---------    ---------
     Total Net Sales                                  $ 321,172    $ 282,217
                                                      =========    =========

Sales for the first nine months of 1998 showed substantial improvement over the prior year period. Sales in the Aerospace/Defense and Instrumentation Groups continued to benefit from strong aerospace product deliveries; increased demand for quality control instrumentation; and sales contributed by new acquisitions. Automation Group sales for the year are slightly lower than the previous year, primarily due to a slowdown in the global printed circuit board industry.

Total gross margin as a percentage of net sales was 38% for the first nine months of 1998 compared with 39% for the same period in 1997. Gross margins among the Groups ranged from 36% to 40% compared with 37% to 40% during the same period in 1997.

Selling, general and administrative expenses as a percentage of net sales for the first nine months of 1998 improved from 29% during the same prior year period to 28%.

New orders for the first nine months of 1998 were $339.1 million compared with $303.7 million for the same period in 1997. Companywide backlog at July 31, 1998 was $172 million compared with $148.8 million at July 31, 1997 and $180.1 million at April 30, 1998. The increase in backlog from a year ago is primarily attributable to orders received for aerospace products and from acquisitions completed during fiscal 1998. Approximately $80.3 million in backlog is scheduled for delivery after fiscal 1998. All orders in backlog are subject to cancellation until delivery.

Liquidity and Capital Resources
-------------------------------

Cash and equivalents on hand at July 31, 1998 totaled $24.4 million, a decrease of $31.6 million from October 31, 1997. Capital expenditures of $26.6 million and acquisitions of $20.1 million have been funded through available cash, cash flow provided by operations of $13.7 million, and an increase in borrowings of $1.3 million.

Net accounts receivable were $66.4 million at July 31, 1998, a decrease of $1.1 million from October 31, 1997. Inventories at July 31, 1998 were
$68.4 million, an increase of $15 million from October 31, 1997. The increase was related to acquisitions and increased production rates. Credit facilities increased $7.5 million related to the Company's foreign operations and were offset by a combined decrease of $5 million in accounts payable, accrued liabilities, income taxes and current maturities of long-term debt. The decreases were primarily attributable to the timing of payments during the quarter. Current liabilities increased to $99.5 million at July 31, 1998 from $96.9 million at October 31, 1997. Working capital decreased $21.9 million from $97.5 million at October 31, 1997 to $75.6 million at July 31, 1998.

Capital expenditures, consisting of buildings, machinery, equipment and computers, are anticipated to be approximately $28 million during fiscal 1998, compared with $21.6 million in fiscal 1997. Capital expenditures through July 31, 1998 totaled $26.6 million and were related to additions of buildings, equipment and leasehold improvements. In May 1998, the Company completed the purchase of a new facility in Valencia, California, for TA Mfg. Co. The new facility was occupied in June 1998.

Total debt at July 31, 1998 was $37.3 million, representing an increase of $1.2 million from October 31, 1997. At July 31, 1998, $22.9 million was outstanding under the Company's Senior Notes, and $14.4 million was outstanding under various foreign currency debt agreements, including capital lease obligations for the Bourges, France facility. The annual principal repayment of $5.7 million on the Senior Notes was made on July 30, 1998. This repayment schedule will continue annually until maturity on July 30, 2002.

On April 20, 1998 the Company effected a two-for-one stock split. All earnings per share calculations have been adjusted for the split. At July 31, 1998, total shares outstanding were 17,288,562.

The Company is aware of the issues associated with programming code in existing computer systems as the year 2000 ("Y2K") approaches. The Company is utilizing both internal and external resources to address Y2K compliance.

The Company continues to assess the Y2K risk from failure of its internal systems as low. It is the Company's belief that the impact of a Y2K failure at any one location would not have a material impact on the Company due to its diversified and decentralized nature. Based on current information available, it is estimated that the cost of compliance will be less than $1 million.

The Company recognizes that not all of its internal computer systems are compliant and steps are being taken to resolve these issues. Currently it is expected that the Company will have materially compliant systems by March 1999, even though efforts on ancillary and supporting modules will continue throughout the year.

The Company does not have a complete assessment of third party exposure for Y2K issues. Our decentralized structure minimizes the reliance on single product vendors and most third party relationships are deemed replaceable.

Subsequent Event
----------------

In August 1998, the Company signed a definitive agreement to purchase all of the outstanding shares of Kirkhill Rubber Company ("Kirkhill"). The Company purchased 67% of the outstanding shares from the Kirkhill Employee Stock Ownership and Savings Plan and made a tender offer for the remaining 33%. As of September 10, shares representing 98% of the balance have been tendered. The Company expects to complete the purchase of the remaining shares outstanding by the end of September 1998. Kirkhill is a leading manufacturer of a broad array of specialty elastomer products for the aerospace, construction, and recreation markets.

The total purchase price is $83 million in cash, subject to customary closing adjustments. The Company funded the acquisition from internally generated cash and borrowings under its existing credit facilities with Bank of America. The acquisition will be accounted for using the purchase method of accounting. The Company is currently exploring the terms and conditions that might be available for obtaining a private placement of debt of $100 million.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

Not Applicable.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

The Company is a party to various lawsuits and claims, none of which, in the opinion of management, is expected to have a material effect on the Company's financial position or results of operations.


Item 5.  Other Information
--------------------------

The Securities and Exchange Commission (the "SEC") recently amended
Rule 14a-4, which governs the use by the Company of discretionary voting authority with respect to shareholder proposals. SEC Rule 14a-4(c)(1) provides that, if the proponent of a shareholder proposal fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement, the proxies of the Company's management would be permitted to use their discretionary authority at the Company's next annual meeting of shareholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement. For purposes of the Company's 1999 Annual Meeting of Shareholders, this deadline is December 9, 1998.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

      (a)   Exhibits.

 Exhibit
 Number                                   Exhibit
 -------                                  -------

  10.26 Industrial and build-to-suit purchase and sale agreement between The Newhall Land and Farming Company, Esterline Technologies Corporation and TA Mfg. Co., dated February 13, 1997 including Amendments. The agreement is for land and building located at 28065 West Franklin Parkway, Valencia, CA 91384, effective upon acceptance of construction completion (May 12, 1998).

  11. Schedule setting forth computation of basic and diluted earnings per common share for the three and nine months ended July 31, 1998 and 1997.

  27.       Financial Data Schedule (EDGAR Only).

      (b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended July 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      Esterline Technologies Corporation
                                      (Registrant)

Dated:  September 14, 1998            By:        /s/ Robert W. Stevenson
                                          -------------------------------------
                                                   Robert W. Stevenson
                                                Executive Vice President,
                                          Chief Financial Officer and Secretary
                                              (Principal Financial Officer)

                                      By:           /s/ Robert D. George
                                          -------------------------------------
                                                      Robert D. George
                                                  Treasurer and Controller
                                                (Principal Accounting Officer)

                               INDEX TO EXHIBITS


 Exhibit
 Number                                   Exhibit                                 Page
 -------                                  -------                                 ----

  10.26     Industrial and build-to-suit purchase and sale agreement between      14
            The Newhall Land and Farming Company, Esterline Technologies
            Corporation and TA Mfg. Co., dated February 13, 1997 including
            Amendments. The agreement is for land and building located at
            28065 West Franklin Parkway, Valencia, CA 91384, effective upon acceptance of construction completion (May 12, 1998).

  11.       Schedule setting forth computation of basic and diluted earnings      62
            per common share for the three and nine months ended July 31, 1998 and 1997.

  27.       Financial Data Schedule (EDGAR Only).                                 63