Form 10-K
period 1998-10-31
ESTERLINE TECHNOLOGIES CORP
filed 1999-01-15
CIK 33619

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 1998
                          ----------------

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]   Yes      [ ]   No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.      [ ]

        1A
      As of January 5, 1999, 17,334,388 shares of the Registrant's common stock were outstanding. The aggregate market value of such common stock held by non-affiliates at such date was $388,940,331 (based upon the closing sales price of $22.4375 per share).

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for Fiscal Year ended October 31, 1998-Parts I, II and IV.

Portions of Definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders, to be held on March 3, 1999-Part III.















































        1B
                                   PART I

      This Report includes a number of forward-looking statements that reflect the Company's current views with respect to future events and financial performance. Please refer to the section addressing forward-looking information on page 8 for further discussion.

Item 1.  Business

      (a)   General Development of Business.

      Esterline Technologies Corporation, a Delaware corporation formed in 1967 (the "Company"), is a diversified manufacturing company that has strong market positions within, or in support of, a variety of manufacturing industries, including electronic equipment, metal fabrication, commercial aerospace and defense. The Company conducts its operations through three business segments-Automation, Aerospace/Defense and Instrumentation.

      The Company focused its efforts on growth through acquisitions, product development and manufacturing facility expansion during fiscal 1998, completing seven acquisitions throughout the year, completing construction of two new facilities and expanding two other facilities. The products manufactured and markets served by the new acquisitions complement the Company's existing products. In addition, the acquisitions and investment in manufacturing facilities provide opportunities for new products, production efficiency improvements, and future growth.

      The Automation Group expanded by completing an acquisition of a small printed circuit board ("PCB") routing equipment company, Advanced Technologies, Inc. Assets from this purchase are being integrated with an existing router line. In addition, an exclusive licensing agreement was completed with Exitech Ltd., a U.K.-based company, for the manufacture and sale rights on advanced laser PCB drilling equipment. The Company expects this agreement to lead the way to new, innovative processes and products for electronic equipment manufacturers. Late in the year, the Company divested Tulon Co., a small drill bit manufacturer that no longer met the criteria used to evaluate the Company's ongoing businesses.

      The Aerospace and Defense Group expanded with the acquisition of Fluid Regulators Corporation, a manufacturer of aerospace-related hydraulic valves and controls; an aerospace sensor product line; and a manufacturer of high-performance seals for the aerospace industry. The largest addition of the year was Kirkhill Rubber Co., announced in August. Kirkhill manufactures specialized elastomers for aerospace markets as well as a broad array of products for other markets including automotive and recreation. In addition, two operations moved to new facilities during the year.

      The Instrumentation Group expanded as well. The Company acquired the Boeing 777 cockpit switch product line and purchased Memtron Technologies Co., a manufacturer of membrane switches and panels for medical, industrial computer and other commercial markets. Memtron's technology and markets create diversity and a broader business base for the Instrumentation Group.

      (b)   Financial Information about Industry Segments.

      A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to the Company's business segments for the years ended October 31, 1998, 1997 and 1996 is incorporated herein by reference to Note 11 to the Company's Consolidated Financial Statements (pages 58-60) of the Annual Report to Shareholders for the year ended October 31, 1998.

      (c)   Narrative Description of Business.

      The Company is organized into three business groups-Automation, Aerospace/Defense and Instrumentation-that focus on developing products strategically positioned into distinct niche markets for aerospace, defense, electronic equipment, automotive, metal fabricating and general manufacturing industries. Specific comments covering all of the Company's business groups and operations are set forth below.

Automation Group

      The Automation Group consists of three operations-Excellon, Equipment Sales Co. and Whitney. These operations manufacture and/or market automated equipment for use by printed circuit board, construction, agricultural, mining and transportation equipment manufacturers. The Automation Group accounted for 32% and 39% of the Company's net sales in 1998 and 1997, respectively.

      Excellon manufactures highly efficient automated drilling systems for the PCB manufacturing industry and is a leader in this niche. During the past few years, Excellon has focused on expanding its product lines to include material handling equipment and routers used in the fabrication of both bare and populated circuit boards. More recently, laser technology has been developed which the Company expects will pave the way for improved drilling systems in the near future. In addition, another operation acts as a sales representative for various manufacturers' products sold to the PCB assembly industry, including high-speed "pick and place" equipment.

      Printed circuit board drilling equipment accounted for 16%, 22% and 22% of the Company's consolidated net sales in 1998, 1997 and 1996, respectively.

      Whitney designs and builds highly productive automated machine tools for cutting and punching plate and structural steel for construction, transportation, agricultural and mining equipment manufacturers and independent steel fabrication centers. Whitney produces equipment specifically designed for mid- to heavy-plate metal that enables manufacturers to meet rigid cut quality and accuracy standards. The Company believes that the computer-controlled heavy punching and cutting machines significantly reduce setup, work-in-process and material handling time and enable customers to utilize just-in-time production, and reduce inventory and production costs. In its niche, Whitney is the leading supplier in the U.S. and has market positions in both Europe and Asia. Whitney recently introduced laser technology into its line of products. The Company expects this advancement will allow customers opportunities to further reduce the time it takes to produce a final product since finish work will be essentially eliminated.

Backlog

      At October 31, 1998 the backlog of the Automation Group was
$20 million (all of which is expected to be shipped during fiscal 1999) compared with $28.1 million at October 31, 1997.

Aerospace and Defense Group

      The Aerospace and Defense Group consists of seven operations-Armtec, Auxitrol, Hytek, Kirkhill, Mason, Midcon and TA Mfg. which accounted for 42% and 36% of the Company's net sales in 1998 and 1997, respectively.

      Armtec manufactures molded fiber cartridge cases, mortar increments, igniter tubes and other combustible ammunition components for the U.S. Armed Forces and licenses such technology to foreign defense contractors and governments. Armtec currently is the only U.S. supplier of combustible casings utilized by the U.S. Army. These products include the 120mm combustible case used as the main armament system on the U.S. Army's M-1A1 and M-1A2 tanks, the 60mm, 81mm and 120mm combustible mortar increments and the 155mm combustible case for artillery ammunition.

      Auxitrol is a French manufacturer of high precision temperature and pressure sensing devices, and hydraulic controls used primarily in aerospace applications. Other product applications include liquid level measurement devices for ships and storage tanks; and industrial alarms. Auxitrol's principal customers are jet and rocket engine manufacturers. The acquisitions completed during the year will also expand their product offerings and provide for additional penetration into U. S. markets. Auxitrol also manufactures electrical penetration devices, under license, for sale to nuclear power plants in most of Europe and certain other foreign countries. These penetration devices permit electrical signals to pass safely through the reactor containment dome while maintaining pressure integrity and signal continuity.

      Two operations, Kirkhill and TA Mfg., manufacture elastomer products primarily for the aerospace markets. The products include specialty clamps, seals, tubing and coverings; all designed in custom molded shapes principally for airframe and jet engine manufacturers as well as military and commercial airline aftermarkets. Some of the products include proprietary elastomers that are specifically formulated for various extreme applications, including high-temperature environments on or near a jet engine.

      Other operations in the Aerospace/Defense Group provide a variety of products including specialized metal finishing and inspection services primarily for aerospace applications (plating, anodizing, polishing, nondestructive testing and organic coatings); control sticks, grips and wheels as well as specialized switching systems for commercial and military aerospace applications; electronic and electrical cable assemblies and cable harnesses for the military, government contractors and the commercial electronics markets. In addition, a variety of products are manufactured for land-based military vehicles such as tanks and missile launchers.

Backlog

      At October 31, 1998 the backlog of the Aerospace and Defense Group was $106.5 million (of which $10.1 million is expected to be shipped after fiscal 1999) compared with $81.5 million at October 31, 1997.

Instrumentation Group

      The Instrumentation Group consists of two operations-Federal and Korry-serving aerospace, automotive, ordnance, farm implement, construction and medical equipment manufacturers. The Instrumentation Group accounted for 26% and 25% of the Company's net sales for 1998 and 1997, respectively.

      Federal manufactures a broad line of high-precision analog and digital dimensional and surface measurement and inspection instruments as well as systems for a wide range of industrial quality control and scientific applications. Manufacturers use the equipment for direct shop-floor inspections to reduce costly rework at more advanced production stages. Products include dial indicators, air gauges, electronic gauges and other gauges where high-precision measurement is required; and custom-built and dedicated semi-automatic and automatic gauging systems. Distributed products manufactured by others include laser interferometer systems used primarily to check machine tool calibrations. Federal's equipment is used extensively in precision metal working.

      In 1998, 1997 and 1996, gauge products accounted for 10%, 11% and 12%, respectively, of the Company's consolidated net sales.

      Korry is a market and technology leader in the manufacture of high-reliability electro-optical instrumentation components and systems, illuminated push button switches, indicators, panels and keyboards. These products act as human interfaces in a broad variety of control and display applications. Products have been designed into many existing aircraft systems, and as a result, Korry has significant spares and retrofit business. Primary markets served include commercial aviation, and airborne and ground-based military equipment manufacturers. Proprietary products provide customers with significant technological advantage in such areas as night vision-a critical operational requirement-and backlighting for active matrix liquid-crystal displays.

      Switches and indicators, including certain sales from the Aerospace/Defense Group, accounted for 13%, 12% and 9% of the Company's consolidated net sales in 1998, 1997 and 1996, respectively.

Backlog

      At October 31, 1998, the backlog of the Instrumentation Group was $41.9 million (of which $7.6 million is expected to be shipped after fiscal 1999) compared with $44.5 million at October 31, 1997.

Marketing and Distribution

      The Company believes that one of the keys to its continued success in any market is the ability to provide solutions that simplify, integrate and improve the processes and procedures currently being applied by customers. Preserving worldwide service capability with this focus is an integral part of the marketing function for most of the Company's businesses. Each of the Company's operations maintains its own separate and distinct sales force, outside representatives or distributor relationships. The marketing and distribution approach varies by operation depending on the market and geographic area.

Research and Development

      Currently, the Company's product development and design programs utilize an extensive base of professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed. In 1998, approximately $20.3 million was expended for research, development and engineering, compared with $17.6 million in 1997 and $15.4 million in 1996.

Foreign Operations

      The Company's principal foreign operations consist of manufacturing facilities located in France and Spain. Other locations include sales and service operations located in England, France, Germany and Japan, sales offices in England and France, and a small distribution facility in Italy. During fiscal 1998, the Company opened an office in Hong Kong to facilitate purchasing and sales in the area. For further information regarding foreign operations, reference is made to Note 1 to the Consolidated Financial Statements (pages 46-47) and Note 11 to the Consolidated Financial Statements (pages 58-60) of the Company's Annual Report to Shareholders for the year ended October 31, 1998, which is incorporated herein by reference.

Employees

      The Company and its operations had over 4,200 employees at October 31, 1998. Less than 10% of these employees were members of an organized labor union. In addition, the European operations are subject to specific local regulations governing employment.

Government Contracts and Subcontracts

      As a contractor and subcontractor to the U.S. Government, the Company is subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. The Company sells both directly and indirectly to the United States Government. Combined, approximately 13% of the Company's sales are controlled by government contracting regulations. As a consequence, such contracts may be subject to protest or challenge by unsuccessful bidders or to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending, and other factors. The accuracy and appropriateness of certain costs and expenses used to substantiate direct and indirect costs of the Company for the U.S. Government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the U.S. Department of Defense.

Competition, Patents and Leases

      The Company's products and services are affected by varying degrees of competition. The Company competes with other companies in most markets it serves, many of which have far greater sales volume and financial resources. The principal competitive factors in the commercial markets in which the Company participates are product performance and service. Part of product performance requires expenditures in research and development that lead to product improvement on a rapid basis. The market for many of the Company's products may be affected by rapid and significant technological changes and new product introduction. Current competitors or new entrants could introduce new products with features that render the Company's products obsolete or less marketable. Principal competitors by Group include

Hitachi, Ltd., Schmoll, Pluritec, Cincinnati, Inc., Trumpf, Mazak and U.S. Amada for the Automation Group; Ametek and Rosemount for the Aerospace/Defense Group; and Mitutoyo, Brown & Sharpe, Starrett, Eaton-MSC and Ducommun Jay-El for the Instrumentation Group.

      The Company holds a number of patents and licenses including a long-term license agreement under which Auxitrol manufactures and sells electrical penetration assemblies. In general, the Company relies on technical superiority, continual product improvement, exclusive equipment features, service to customers and marketing to maintain competitive advantage.

Sources and Availability of Raw Materials and Components

      Due to the Company's diversification, the sources and availability of raw materials and components are not nearly as important as they would be for a company that manufactures a single product. However, certain components and supplies such as air bearing spindles and ceramic beams for Excellon, and certain other raw materials and components for other operations are purchased from single sources. In such instances, the Company strives to develop alternative sources and design modifications to minimize the effect of business interruptions.

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

      The Company's various operations use certain substances and generate certain wastes that are regulated as, or may be deemed, hazardous under applicable Environmental Laws, or for which the Company has incurred cleanup obligations. While the Company endeavors at each of its facilities to assure compliance with Environmental Laws, from time to time operations of the Company have resulted or may result in certain noncompliance with applicable requirements under Environmental Laws for which the Company has incurred cleanup and related costs. The Company believes, however, that any such noncompliance or cleanup liability under current Environmental Laws would not have a material adverse effect on the Company's results of operations and financial condition.

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

      (d) Financial Information About Foreign and Domestic Operations and Export Sales.

See "Foreign Operations" above.

Forward-Looking Statements and Risk Factors

      Except for the historical information contained in this Report and the documents incorporated herein by reference, the matters discussed in this Report, particularly those identified with the words "expects," "believes," "anticipates," "intends" and similar expressions, are forward-looking statements. These statements reflect management's best judgment based on factors known to them at the time of such statements. Such forward-looking statements are subject to certain risks and uncertainties, including, without limitation, those set forth below, many of which are beyond the Company's control, that could cause actual results to differ materially from those anticipated. The factors set forth below should be carefully considered when evaluating the Company's business and prospects. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      Year 2000 Compliance. The Company is aware of the issues associated with programming codes in existing computer systems as the year 2000 ("Y2K") approaches and is utilizing both internal and external resources to address Y2K compliance. The Company continues to assess the Y2K risk from failure of its internal systems as low. It is the Company's belief that the impact of a Y2K failure at any one location would not have a material impact due to its diversified and decentralized nature. Although risk is assessed as low, the Company recognizes that not all of its internal computer systems are compliant and steps are being taken to resolve these issues. Currently, it is expected that the systems will be materially compliant by March 1999, even though efforts on ancillary and supporting modules will continue throughout the year.

      Cyclicality of Business. The Company's business is susceptible to economic cycles and actual results can vary widely based on a number of factors, including domestic and foreign economic conditions and developments affecting the specific industries and customers served. Certain products sold represent capital investment or support for capital investment by either the initial customer or the ultimate end-user. Also, a significant portion of the sales and profitability of some Company businesses is derived from the telecommunications, computer, aerospace, defense and automotive markets as well as government contracts. Changes in general economic conditions or conditions in these and other specific industries, capital acquisition cycles and government policies, collectively or individually, can have a significant impact on the Company's results of operations and financial condition.

      Dependence on Major Customers; Backlog. Certain of the Company's operations are dependent on a relatively small number of customers and defense programs, which change from time to time. Significant customers in 1998 included the U.S. Army, Snecma and Boeing. There can be no assurance that the Company's current customers will continue to buy the Company's products at their current levels. Moreover, orders included in backlog are generally subject to cancellation by the Company's customers. The inability to replace sales due to the loss of any major customer or defense program could have a material adverse effect on the Company's results of operations and financial condition.

      Dependence on Proprietary Technology. The Company takes precautionary steps to protect technological advantages and intellectual property and relies in part on patent, trademark, trade secret and copyright laws. There can be no assurances that the precautionary steps taken by the Company will prevent misappropriation of its technology. Litigation may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of proprietary rights of others or to defend against claims of infringement or invalidity by others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's operating results and financial condition.

      Risk of Foreign Operations. Foreign sales represented approximately 26% of the Company's total sales in 1998. Foreign sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, economic conditions in local markets, inconsistent product regulation by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements. To the extent that foreign sales are transacted in a foreign currency, the Company would be subject to the risk of losses due to foreign currency fluctuations. In addition, the Company has substantial assets denominated in foreign currencies that are not offset by liabilities denominated in such foreign currencies. These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.

      Product Liability. The Company is subject to the risk of claims arising from injuries to persons or property due to the use of its products. Although the Company maintains general liability and product liability insurance, there can be no assurance that such insurance will be sufficient to cover all claims that may arise.

      Volatility of Stock Price. The trading price of the Company's Common Stock may be subject to fluctuations in response to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of marketing and distribution arrangements by the Company, general conditions in the industries in which the Company competes and other events or factors. In addition, in recent years broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations also may adversely affect the future trading price of the Common Stock.

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

      Certain Anti-Takeover Provisions. The Company's Restated Certificate of Incorporation, as amended, and Bylaws contain provisions for a classified Board of Directors and restricting the ability of shareholders to call special meetings. These provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events might be favorable to the Company's stockholders. In addition, certain agreements to which the Company is a party, including loan and employment agreements, contain provisions that impose increased costs upon the Company in the event of a change of control.

      The Company's Shareholder Rights Plan is designed to cause substantial dilution to any "Acquiring Person" that attempts to merge or consolidate with, or that takes certain other actions affecting the Company on terms that are not approved by the Board of Directors of the Company. The Company is also subject to the "business combination" statute of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging various "business combination" transactions with any "interested shareholder" for a period of three years after the date of the transaction in which such person became an "interested shareholder," unless the business combination is approved in a prescribed manner. These provisions could discourage or make more difficult a merger, tender offer or other similar transaction, even if favorable to the Company's shareholders.

Item 2.  Properties

      The following table summarizes the principal properties (in excess of 50,000 square feet) owned or leased by the Company and its operations as of October 31, 1998:

                                             Approximate
                         Type of              Number of       Owned
    Location             Facility            Square Feet    or Leased
    --------             --------            -----------    ---------

Brea, CA             Office and Plant (D)      329,000        Owned
Rockford, IL         Office and Plant (A)      257,000        Owned
Providence, RI       Office and Plant (I)      166,000        Owned
Torrance, CA         Office and Plant (A)      150,000        Leased
Seattle, WA          Office and Plant (I)      138,000        Leased
Coachella, CA        Office and Plant (D)      111,000        Owned
Bourges, France      Plant (D)                 100,700        Leased
Brea, CA             Warehouse (D)             100,000        Owned
Kent, WA             Office and Plant (D)       93,000        Owned
Joplin, MO           Office and Plant (D)       92,000        Owned
Valencia, CA         Office and Plant (D)       88,000        Owned
San Fernando, CA     Office and Plant (D)       50,000        Leased

------------------------

      The Group operating each facility described above is indicated by the letter following the description of the facility, as follows:

      (A) - Automation
      (D) - Aerospace and Defense
      (I) - Instrumentation

Item 3.  Legal Proceedings

      The Company is party to various lawsuits and claims, both offensive and defensive, and contingent liabilities arising from the conduct of its business, none of which, is expected by management to have a material effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of the year ended October 31, 1998.

                                   PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder
         Matters

      The following information that appears in the Company's Annual Report to Shareholders for the year ended October 31, 1998 is hereby incorporated by reference:

      (a) The high and low market sales prices of the Company's Common Stock for each quarterly period during the years ended
            October 31, 1998 and 1997, respectively, (page 41 of the Annual Report to Shareholders).

      (b) Restrictions on the ability to pay future cash dividends (Note 6 to the Consolidated Financial Statements, pages 52-53 of the Annual Report to Shareholders).

      No cash dividends were paid during the years ended October 31, 1998 and 1997. The Company expects to continue its policy of retaining all internally generated funds to support the long-term growth of the Company and to retire debt obligations.

      On January 5, 1999, there were approximately 853 record holders of the Company's common stock.

      The principal market for the Company's Common Stock is the New York Stock Exchange.

Item 6.  Selected Financial Data

      The Company hereby incorporates by reference the Selected Financial Data of the Company that appears on page 40 of the Company's Annual Report to Shareholders for the year ended October 31, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company hereby incorporates by reference Management's Discussion and Analysis of Results of Operations and Financial Condition which is set forth on pages 34-39 of the Company's Annual Report to Shareholders for the year ended October 31, 1998.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      The Company hereby incorporates by reference the narrative discussion regarding market risk appearing on page 38 of the Company's Annual Report to Shareholders for the year ended October 31, 1998.

Item 8.  Financial Statements and Supplementary Data

      The Company hereby incorporates by reference the Consolidated Financial Statements and the report thereon of Deloitte & Touche LLP, dated December 9, 1998, which appear on pages 42-61 of the Company's Annual Report to Shareholders for the year ended October 31, 1998.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

      (a)  Directors.

      The Company hereby incorporates by reference the information set forth under "Election of Directors" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 3, 1999, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 15, 1999.

      (b)  Executive Officers.

      The names and ages of all executive officers of the Company and the positions and offices held by such persons as of January 15, 1999 are as follows:

      Name                      Position with the Company              Age
      ----                      -------------------------              ---

Wendell P. Hurlbut          Chairman and Chief Executive Officer        67
Robert W. Cremin            President and Chief Operating Officer       58
Robert W. Stevenson         Executive Vice President, Chief
                            Financial Officer and Secretary             59
James J. Cich, Jr.          Group Vice President                        37
Larry A. Kring              Group Vice President                        58
Stephen R. Larson           Group Vice President                        54
Marcia J. M. Greenberg      Vice President, Human Relations             46
Robert D. George            Treasurer and Controller                    42

      Mr. Hurlbut has served as Chairman and Chief Executive Officer of the Company since September 1997. Previously, he served as Chairman, President and Chief Executive Officer from January 1993 through September 1997. From February 1989 through December 1992, he was President and Chief Executive Officer. Mr. Hurlbut is also a member of the Board of Directors of the National Association of Manufacturers.

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

      Mr. Stevenson has been Executive Vice President, Chief Financial Officer and Secretary since October 1987. From October 1987 to June 1997, he also served as Treasurer. Mr. Stevenson has a M.B.A. from the Wharton School of Business at the University of Pennsylvania and a B.A. degree from Stanford University.

      Mr. Cich has been Group Vice President since March 1998. Previously, he was Group Executive from February 1997 to February 1998. From
June 1995 to February 1997, he was President, Chief Executive Officer and Director for WFI Industries, Ltd. From June 1988 to May 1995, he was President of Patton Electric Company, Inc. Mr. Cich has a M.B.A. from Harvard Business School and a B.S. degree in Industrial Engineering from the University of Washington.

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

      Mr. George has been Treasurer and Controller since June 1997. From October 1995 to June 1997, he was Group Vice President Finance for Zurn Power Systems Group. Previously, he served as Vice President Finance for the Energy Division of Zurn Industries from March 1989 until October 1995. Mr. George has a M.B.A. from the Fuqua School of Business at Duke University and a B.A. degree from Drew University.

Item 11.  Executive Compensation

      The Company hereby incorporates by reference the information set forth under "Executive Compensation" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 3, 1999, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 15, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The Company hereby incorporates by reference the information with respect to stock ownership set forth under "Security Ownership of Certain Beneficial Owners and Management" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 3, 1999, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 15, 1999.

Item 13.  Certain Relationships and Related Transactions

      None.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1)  Financial Statements.

      The following consolidated financial statements, together with the report thereon of Deloitte & Touche LLP, dated December 9, 1998, appearing on pages 42-61 of the Company's Annual Report to Shareholders for the year ended October 31, 1998, are hereby incorporated by reference:

                                                            Annual Report
                                                             Page Number
                                                            -------------

Consolidated Statement of Operations-Years ended
 October 31, 1998, 1997 and 1996                                  42
Consolidated Balance Sheet-October 31, 1998 and 1997              43
Consolidated Statement of Cash Flows-Years ended
 October 31, 1998, 1997 and 1996                                  44
Consolidated Statement of Shareholders' Equity-Years ended
 October 31, 1998, 1997 and 1996                                  45
Notes to Consolidated Financial Statements                       46-60
Report of Independent Auditors                                    61

      (a)(2)  Financial Statement Schedules.

      The following additional financial data should be read in conjunction with the consolidated financial statements in the Annual Report to Shareholders for the year ended October 31, 1998:

      Independent Auditors' Report
      Schedule VIII-Valuation and Qualifying Accounts and Reserves, see page 22.

      (a)(3)  Exhibits.

      See Exhibits Index on Pages 17-20.

      (b)  Reports on Form 8-K.

      The Company filed a report on Form 8-K under Item 2 on August 26, 1998, as amended by Form 8-K/A on October 23, 1998.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ESTERLINE TECHNOLOGIES CORPORATION
                                                 (Registrant)


                                       By  /s/ Robert W. Stevenson
                                       ----------------------------------
                                               Robert W. Stevenson
                                            Executive Vice President,
                                             Chief Financial Officer
                                                  and Secretary
                                         (Principal Financial Officer)

                                       By  /s/ Robert D. George
                                       ----------------------------------
                                                Robert D. George
                                            Treasurer and Controller
                                         (Principal Accounting Officer)

Dated:   January 15, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Wendell P. Hurlbut      Director, Chairman and         January 15, 1999
--------------------------  Chief Executive Officer        ----------------
(Wendell P. Hurlbut)        (Principal Executive Officer)  Date


/s/ Robert W. Stevenson     Executive Vice President,      January 15, 1999
--------------------------  Chief Financial Officer        ----------------
(Robert W. Stevenson)       and Secretary                  Date
                            (Principal Financial Officer)


/s/ Robert D. George        Treasurer and Controller       January 15, 1999
--------------------------  (Principal Accounting Officer) ----------------
(Robert D. George)                                         Date


/s/ Richard R. Albrecht     Director                       January 15, 1999
--------------------------                                 ----------------
(Richard R. Albrecht)                                      Date


/s/ Gilbert W. Anderson     Director                       January 15, 1999
--------------------------                                 ----------------
(Gilbert W. Anderson)                                      Date

/s/ Robert W. Cremin        Director                       January 15, 1999
--------------------------                                 ----------------
(Robert W. Cremin)                                         Date


/s/ John F. Clearman        Director                       January 15, 1999
--------------------------                                 ----------------
(John F. Clearman)                                         Date


/s/ E. John Finn            Director                       January 15, 1999
--------------------------                                 ----------------
(E. John Finn)                                             Date


/s/ Robert F. Goldhammer    Director                       January 15, 1999
--------------------------                                 ----------------
(Robert F. Goldhammer)                                     Date


/s/ Jerry D. Leitman        Director                       January 15, 1999
--------------------------                                 ----------------
(Jerry D. Leitman)                                         Date


/s/ Jerome J. Meyer         Director                       January 15, 1999
--------------------------                                 ----------------
(Jerome J. Meyer)                                          Date


/s/ Paul G. Schloemer       Director                       January 15, 1999
--------------------------                                 ----------------
(Paul G. Schloemer)                                        Date


/s/ Malcolm T. Stamper      Director                       January 15, 1999
--------------------------                                 ----------------
(Malcolm T. Stamper)                                       Date

Exhibit
Number                                 Exhibit
-------                                -------

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

Exhibit
Number                                 Exhibit
-------                                -------

  10.5a Fourth Amendment dated March 28, 1994, to Industrial Lease dated July 17, 1984, between Michael Maloney and the Bancroft & Maloney general partnership, as successor to 801 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.5a to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 (Commission File
            Number 1-6357).)

  10.9 Note Agreement, dated as of July 15, 1992("1992 Note Agreement"), among Esterline Technologies Corporation, certain of its subsidiaries, The Northwestern Mutual Life Insurance Company and New England Mutual Life Insurance Company relating to 8.75% Senior Notes due July 30, 2002 of Esterline Technologies Corporation and certain of its subsidiaries. (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            July 31, 1992 (Commission File Number 1-6357).)

  10.9a Amendment to Note Agreement, executed as of October 31, 1993, to the 1992 Note Agreement. (Incorporated by reference to Exhibit 10.9a to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 (Commission File Number 1-6357).)

  10.9b Amendment No. 1 to Note Agreement, effective September 30, 1998, to the 1992 Note Agreement.

  10.10 Compensation of Directors. (Incorporated by reference to first paragraph under "Other Information as to Directors" in the definitive form of the Company's Proxy Statement, relating to its 1999 Annual Meeting of Shareholders to be held on March 3, 1999, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 15, 1999.)

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

  10.23 Single Tenant Industrial Lease, dated April 1, 1994, between G&G 8th Street Partners, Ltd., James and Loralee Cassidy and Mason Electric Co. (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997 (Commission File Number 1-6357).)

  10.23a Single Tenant Industrial Sublease, dated August 1, 1996, between Mason Electric Company, Inc. and ME Acquisition Co.
            (Incorporated by reference to Exhibit 10.23a to the Company's Quarterly Report on Form 10-Q for the quarter ended
            July 31, 1997 (Commission File Number 1-6357).)

Exhibit
Number                                 Exhibit
-------                                -------

  10.23b Amendment of Lease, Estoppel, and Consent to Sublease, dated August 6, 1996, between G&G 8th Street Partners, Ltd., Mason Electric Company, Inc. and ME Acquisition Co. (Incorporated by reference to Exhibit 10.23b to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997 (Commission File Number 1-6357).)

  10.25 Property lease between Slibail Immobilier and Norbail Immobilier and Auxitrol S.A., dated April 29, 1997, relating to the manufacturing facility of Auxitrol at 5, allee Charles Pathe, 18941 Bourges Cedex 9, France, effective on the construction completed date (December 5, 1997). (Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 (Commission File
            Number 1-6357).)

  10.26 Industrial and build-to-suit purchase and sale agreement between The Newhall Land and Farming Company, Esterline Technologies Corporation and TA Mfg. Co., dated February 13, 1997 include Amendments. The agreement is for land and building located at 28065 West Franklin Parkway, Valencia, CA 91384, effective upon acceptance of construction completion (May 12, 1998). (Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            July 31, 1998 (Commission File Number 1-6357).)

  11 Schedule setting forth computation of earnings per share for the five fiscal years ended October 31, 1998.

  13 Portions of the Annual Report to Shareholders for the fiscal year ended October 31, 1998, incorporated by reference herein.

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

  10.20e Esterline Technologies Corporation Corporate Management Incentive Compensation Plan for fiscal year 1999.

  10.24 Esterline Technologies Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit A in the definitive form of the Company's Proxy Statement, relating to its 1997 Annual Meeting of Shareholders held on March 5, 1997, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 17, 1997 (Commission File Number 1-6357).)

Report of Independent Auditors

To the Shareholders and the Board of Directors
Esterline Technologies Corporation
Bellevue, Washington

We have audited the consolidated financial statements of Esterline Technologies Corporation (the Company) as of October 31, 1998 and 1997, and for each of the three years in the period ended October 31, 1998, and have issued our report thereon dated December 9, 1998; such financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Seattle, Washington
December 9, 1998


































        22A
             ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
        SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               (in thousands)

               For Years Ended October 31, 1998, 1997 and 1996

                                                   Deduction for
                       Balance at    Additions      Purpose for     Balance
                       Beginning      Charged      which Reserve     at End
   Description          of Year      to Income      was Created     of Year
   -----------         ---------     ---------     -------------    -------

Reserve for Doubtful
 Accounts Receivable

Years Ended October 31
----------------------

1998                    $2,860         $584          $  (457)       $2,987
                        ======         ====          =======        ======

1997                    $4,084         $742          $(1,966)       $2,860
                        ======         ====          =======        ======

1996                    $4,117         $782          $  (815)       $4,084
                        ======         ====          =======        ======

Inventory Valuation Reserves

Years Ended October 31
----------------------

1998                    $  500         $  -          $             $  500
                        ======         ====          =======        ======

1997                    $1,195         $  -          $  (695)       $  500
                        ======         ====          =======        ======

1996                    $1,195         $  -          $     -        $1,195
                        ======         ====          =======        ======


        22B