Form 10-Q
period 1999-01-31
ESTERLINE TECHNOLOGIES CORP
filed 1999-03-16
CIK 33619

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                         __________________________

                                  FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended    January 31, 1999
                              -----------------------------------

                                     OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from            to
                               ----------    ----------


                       Commission file number  1-6357
                                               ------

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

As of March 3, 1999, 17,336,323 shares of the registrant's common stock were outstanding.

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

                     ESTERLINE TECHNOLOGIES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                 As of January 31, 1999 and October 31, 1998
                    (In thousands, except share amounts)


                                                  January 31,    October 31,
                                                     1999           1998
                                                  -----------    -----------
                                                  (unaudited)

ASSETS
------

Current Assets

  Cash and equivalents                             $ 62,046       $  8,897
  Accounts receivable, net of allowances
   of $2,752 and $2,987 for doubtful accounts        64,953         77,477
  Inventories
    Raw materials and purchased parts                29,404         27,239
    Work in process                                  34,150         33,284
    Finished goods                                   11,142         11,312
                                                   --------       --------
                                                     74,696         71,835
                                                   --------       --------

  Deferred income taxes                              13,074         15,693
  Prepaid expenses                                    5,278          4,055
                                                   --------       --------
      Total Current Assets                          220,047        177,957
                                                   --------       --------

Property, Plant and Equipment                       209,050        206,104
  Accumulated depreciation                          115,537        112,042
                                                   --------       --------
                                                     93,513         94,062
                                                   --------       --------

Goodwill and Intangibles, net                        98,370         99,344
Other Assets                                         16,000         15,816
                                                   --------       --------
                                                   $427,930       $387,179
                                                   ========       ========

                     ESTERLINE TECHNOLOGIES CORPORATION
                         CONSOLIDATED BALANCE SHEET
                 As of January 31, 1999 and October 31, 1998
                                 (continued)


                                                  January 31,    October 31,
                                                     1999           1998
                                                  -----------    -----------
                                                  (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities

  Accounts payable                                 $ 18,886       $ 23,307
  Accrued liabilities                                59,201         68,275
  Credit facilities                                   9,027          9,533
  Current maturities of long-term debt                6,260          6,358
  Federal and foreign income taxes                       --            385
                                                   --------       --------
      Total Current Liabilities                      93,374        107,858
                                                   --------       --------

Long-Term Liabilities

  Long-term debt                                    123,727         74,043
  Deferred income taxes                              10,253          8,902

Commitments and Contingencies                            --             --

Shareholders' Equity

  Common stock, par value $.20 per share,
   authorized 30,000,000 shares, issued and
   outstanding 17,336,323 and 17,317,178 shares       3,467          3,463
  Capital in excess of par value                     46,797         46,793
  Retained earnings                                 154,148        149,091
  Cumulative translation adjustment                  (3,836)        (2,971)
                                                   --------       --------
      Total Shareholders' Equity                    200,576        196,376
                                                   --------       --------
                                                   $427,930       $387,179
                                                   ========       ========

                     ESTERLINE TECHNOLOGIES CORPORATION
                    CONSOLIDATED STATEMENT OF OPERATIONS
            For the Three Months Ended January 31, 1999 and 1998
                                 (Unaudited)
                  (In thousands, except per share amounts)


                                          Three Months Ended
                                             January 31,
                                         -------------------
                                           1999        1998
                                         --------    -------

Net Sales                                $108,698    $95,730

Costs and Expenses

  Cost of sales                            68,574     59,023

  Selling, general and administrative      30,608     29,133

  Interest income                            (630)      (600)

  Interest expense                          2,173        824
                                         --------    -------

                                          100,725     88,380
                                         --------    -------

Earnings Before Income Taxes                7,973      7,350

Income Tax Expense                          2,916      2,514
                                         --------    -------
Net Earnings                             $  5,057    $ 4,836
                                         ========    =======


Net Earnings Per Share - Basic           $    .29    $   .28
                                         ========    =======

Net Earnings Per Share - Diluted         $  .29      $   .27
                                         ========    =======

                     ESTERLINE TECHNOLOGIES CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
            For the Three Months Ended January 31, 1999 and 1998
                                 (Unaudited)
                               (In thousands)

                                                              Three Months Ended
                                                                  January 31,
                                                             --------------------
                                                               1999        1998
                                                             --------    --------

Cash Flows Provided (Used) by Operating Activities
  Net earnings                                               $  5,057    $  4,836
  Depreciation and amortization                                 5,073       4,422
  Deferred income taxes                                         3,970      (1,591)
  Working capital changes, net of effect of acquisitions
    Accounts receivable                                        11,886       9,567
    Inventories                                                (3,365)     (5,541)
    Prepaid expenses                                               20        (332)
    Accounts payable                                           (4,217)       (388)
    Accrued liabilities                                        (8,866)     (4,611)
    Federal and foreign income taxes                           (1,671)      2,528
    Other, net                                                   (419)        331
                                                             --------    --------
                                                                7,468       9,221
                                                             --------    --------
Cash Flows Provided (Used) by Investing Activities
  Capital expenditures                                         (3,906)     (5,902)
  Capital dispositions                                            162          35
  Acquisitions                                                     --     (20,309)
                                                             --------    --------
                                                               (3,744)    (26,176)
                                                             --------    --------
Cash Flows Provided (Used) by Financing Activities
  Net change in credit facilities                                (197)      2,784
  Proceeds from sale of senior notes                          100,000          --
  Repayment of bridge facility                                (50,000)         --
  Repayment of long-term debt                                    (203)     (1,235)
                                                             --------    --------
                                                               49,600       1,549
                                                             --------    --------

Effect of Exchange Rates                                         (175)     (1,193)
                                                             --------    --------
Net Increase (Decrease) in Cash and Equivalents                53,149     (16,599)

Cash and Equivalents - Beginning of Period                      8,897      56,045
                                                             --------    --------
Cash and Equivalents - End of Period                         $ 62,046    $ 39,446
                                                             ========    ========
Supplemental Cash Flow Information
  Cash paid during the period for
    Interest expense                                         $  1,068    $  1,371
    Income taxes                                                  367       1,260

                     ESTERLINE TECHNOLOGIES CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Three Months Ended January 31, 1999 and 1998


1. The consolidated balance sheet as of January 31, 1999 and the consolidated statements of operations and cash flows for the quarters ended January 31, 1999 and 1998 are unaudited, but in the opinion of management all of the necessary adjustments have been made to present fairly the financial statements referred to above. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results for the full year.

2. The notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3. Classifications have been changed for certain amounts in the preceding period to conform with the current year's financial presentation.

Item 2.  Management's Discussion and Analysis of Results of Operations,
-------  --------------------------------------------------------------
         Liquidity and Capital Resources
         -------------------------------

Certain statements in the commentary contain forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve risks and uncertainties regarding matters that could significantly affect expected results, including information about industry trends, growth, Year 2000, orders, currency fluctuations, backlog, capital expenditures and cash requirements. The Company is susceptible to economic cycles and financial results can vary widely based on a number of factors, including domestic and foreign economic conditions and developments affecting specific industries and customers.

A significant portion of the sales and profitability of some Company businesses is derived from telecommunications, electronics, computer, automotive, aerospace and defense markets. The products sold by most of the Company's businesses represent capital investment or support for capital investment by either the initial customer or the ultimate end-user. Changes in general economic conditions or conditions in these and other specific industries, capital acquisition cycles and government policies, collectively or individually, can have a significant effect on the Company's results of operations and financial condition. Thus, actual results may vary materially from these forward-looking statements. The Company does not undertake any obligation to publicly release the results of any revisions that may be made to these forward-looking statements to reflect any future events or circumstances.

Results of Operations
---------------------

Quarter Ended January 31, 1999 Compared to Quarter Ended January 31, 1998

Net sales for the quarter ended January 31, by Group, were as follows:
(In thousands)


                               Incr./(Decr.)
                               from prior year      1999        1998
                               ---------------    --------    --------

      Automation                    (22)%         $ 26,974    $34,475
      Aerospace and Defense          56%            54,417     34,957
      Instrumentation                 4%            27,307     26,298
                                                  --------    -------
          Total Net Sales                         $108,698    $95,730
                                                  ========    =======

Net sales for the first quarter of 1999 improved 14% overall compared to the first quarter of 1998. While the addition of Kirkhill Rubber Co. into the Aerospace/Defense Group accounted for much of the growth for the quarter;

the Aerospace/Defense Group's other aerospace businesses continued to increase revenues as well. Sales in the Instrumentation Group improved slightly as sales to aerospace customers significantly offset the decline experienced in general manufacturing markets served by the Group. Automation Group sales experienced the dampening effects of a depressed worldwide market for printed circuit board manufacturing equipment and delayed ordering decisions in other capital goods markets.

Total gross margin as a percentage of net sales was 37% compared with 38% during the same period in 1998. Gross margins by Group ranged from 28% to 41% in the first quarter of 1999 compared with 37% to 39% during the same period in 1998. The decrease in the bottom range of the gross margins by Group resulted from declining margins in the Automation Group, which continued to be adversely affected by the economic instability in Asia, as well as a general drop-off in capital goods purchases as many customers postpone decisions to acquire new equipment.

Selling, general and administrative expenses decreased to 28% of net sales from 30% during the same period in 1998. For the first quarter of 1999, selling, general and administrative expenses totaled $30.6 million, an increase of $1.5 million over last year's first quarter.

Interest expense increased $1.3 million to $2.2 million in the first quarter of 1999, primarily due to a $100 million private placement of senior notes ("1999 Senior Notes") completed in November 1999.

The effective income tax rate for the first quarter of 1999 increased to 37% from 34% during the same period in 1998, primarily as a result of nondeductible goodwill related to fiscal 1998 acquisitions.

Orders for the first quarter of 1999 were $104.7 million, compared with $112.9 million for the same period in 1998. Company-wide backlog at January 31, 1999 was $164.4 million, compared with $171.3 million at January 31, 1998, principally due to a reduced order rate for capital equipment. Approximately $29 million in backlog is scheduled to ship after fiscal 1999. All orders in backlog are subject to cancellation until delivery.

Market balance has been and continues to be the Company's strategy. Market cycles are expected to occur within the industries in which the Company's businesses participate. The Company believes that by participating in several markets and industries, more consistent total performance can be sustained. Currently, the effect of this strategy is evident as Aerospace/Defense and Instrumentation Groups' performance continues to improve and offset the decline experienced in the Automation Group.

On November 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new standards for reporting comprehensive income and its components. The adoption of SFAS No. 130 has no impact on the Company's net income or shareholders' equity other than providing additional presentation of information. The Company's comprehensive income is as follows:

                                                  Three Months Ended
                                                      January 31,
                                                  ------------------
                                                   1999        1998
                                                  ------      ------

      Net Earnings                                $5,057      $4,836
      Foreign Currency Translation Adjustments      (865)     (1,227)
                                                  ------      ------
      Comprehensive Income                        $4,192      $3,609
                                                  ======      ======

The Company has assessed the risk from failure of internal systems and those of vendors and suppliers from the year 2000 ("Y2K") conversion as low. It is the Company's belief that the impact of a failure at any one location would not have a material impact due to its diversified and decentralized nature. Because of this assessment, the Company has also not formalized any contingency plans in the event of a system failure. The Company recognizes, however, that not all of its internal computer systems are Y2K compliant and is taking steps to resolve these issues. Currently, the Company believes that its systems are materially Y2K compliant and all internal systems are expected to be compliant by July 1999. The Company also understands and expects that certain compliance efforts will continue throughout the year. Based on current information available, it is estimated that the cost of compliance will be less than $1 million.

The Company has not undertaken a complete assessment of third party exposure for Y2K issues. The Company believes the effects of third party Y2K issues will not be material due to the Company's decentralized structure which minimizes its reliance on single product vendors and, the Company also believes that most of its third party relationships are replaceable. However, due to all of the uncertainties relating to Y2K, especially with third party suppliers, the Company is unable to predict the ultimate impact of Y2K non-compliance.

Liquidity and Capital Resources
-------------------------------

The Company completed a $100 million private placement of 1999 Senior Notes in November 1998. A portion of the cash received from this placement retired the bridge facility utilized in August 1998 for the acquisition of Kirkhill Rubber Co. Residual proceeds will be used for other internal expansion and acquisition activities. The 1999 Senior Notes have maturities ranging from 5 to 10 years and interest rates from 6% to 6.77%. Management believes cash on hand and funds generated from operations will adequately service operating cash requirements and capital expenditures through 1999.

Cash and equivalents on hand at January 31, 1999 totaled $62 million compared with $8.9 million at October 31, 1998. Net working capital increased to $126.7 million at January 31, 1999 from $70.1 million at October 31, 1998. Both increases are primarily related to the 1999 Senior Notes.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $21 million during fiscal 1999, compared with $29.8 million in fiscal 1998. Capital expenditures for the first quarter ended January 31, 1999 totaled $3.9 million and were concentrated in the Automation and Aerospace/Defense Groups for machinery and equipment, including enhancements to information technology.

Total debt at January 31, 1999 was $139 million, an increase of $49.1 million from October 31, 1998, principally related to the 1999 Senior Notes placement. Of the total debt outstanding at January 31, 1999, $100 million was outstanding under the Company's 1999 Senior Notes, $22.9 million was outstanding under the Company's 8.75% Senior Notes, $1.6 million was outstanding for revenue bonds and $14.5 million was outstanding under various foreign currency debt agreements, including capital lease obligations. The 8.75% Senior Notes have a scheduled annual payment of $5.7 million, which will continue until maturity on July 30, 2002.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

The Company has various lawsuits and claims, both offensive and defensive, and contingent liabilities arising from the conduct of its business, none of which, in the opinion of management, is expected to have a material effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

At the Company's annual meeting of shareholders held on March 3, 1999, shareholders approved the following proposals:

      (a) The election of the following directors for three-year terms expiring at the 2002 annual meeting:


                                           Votes Cast
                                     ----------------------
             Name                       For        Withheld
             ----                    ----------    --------

             Robert W. Cremin        15,644,993     45,826
             E. John Finn            15,644,693     46,126
             Robert F. Goldhammer    15,644,881     45,938
             Jerry D. Leitman        15,643,893     46,926

           Current directors whose terms will continue after the 1999 annual meeting are Richard R. Albrecht, Gilbert W. Anderson,
           John F. Clearman, Wendell P. Hurlbut, Paul G. Schloemer and Malcolm T. Stamper.

      (b) The approval of an increase in the number of authorized shares of common stock from 30,000,000 to 60,000,000 shares.
           (14,483,601 votes For, 1,172,986 votes Against and 34,232 votes Abstained).

      (c) The selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending October 31, 1999. (15,660,126 votes For, 4,801 votes Against and 25,892 votes Abstained).

There were no broker non-votes on any of the above proposals.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------


      (a)  Exhibits.

Exhibit
Number                         Exhibit
------                         -------

 10.27     Note Purchase Agreement between Esterline Technologies
           Corporation and various life insurance companies for Senior Notes maturing from 2003-2008.

 10.28 Executive Retirement Agreement between Esterline Technologies Corporation and Wendell P. Hurlbut dated January 19, 1999.

 11. Schedule setting forth computation of basic and diluted earnings per common share for the three months ended January 31, 1999 and 1998.

 27.       Financial Data Schedule (EDGAR Only).


      (b)  Reports on Form 8-K.

The Company filed a report on Form 8-K under Item 5 on January 19, 1999.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Esterline Technologies Corporation
                                  (Registrant)



Date:  March 15, 1999             By:  /s/Robert W. Stevenson
                                       ------------------------------------
                                       Executive Vice President,
                                       Chief Financial Officer and
                                       Secretary
                                       (Principal Financial Officer)


                                  By:  /s/Robert D. George
                                       ------------------------------------
                                       Robert D. George
                                       Treasurer and Controller
                                       (Principal Accounting Officer)