Form 10-Q
period 1999-04-30
ESTERLINE TECHNOLOGIES CORP
filed 1999-06-11
CIK 33619

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            --------------------

                                  FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    April 30, 1999
                                  --------------

                                     OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from             to
                               -----------    -----------


                      Commission file number    1-6357
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

               10800 NE 8th Street, Bellevue, Washington 98004
            ----------------------------------------------------
            (Address of principal executive offices)  (Zip Code)

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

As of June 2, 1999, 17,342,374 shares of the issuer's common stock were outstanding.

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

                     ESTERLINE TECHNOLOGIES CORPORATION
                         CONSOLIDATED BALANCE SHEET
                  As of April 30, 1999 and October 31, 1998
                    (In thousands, except share amounts)

                                                  April 30,     October 31,
                                                    1999           1998
                                                -----------    -----------
                                                (unaudited)

ASSETS
------

Current Assets
  Cash and equivalents                          $   67,927     $     8,897
  Accounts receivable, net of allowances
   of $2,146 and $2,987 for doubtful accounts       63,562          77,477
  Inventories
    Raw materials and purchased parts               28,506          27,239
    Work in process                                 33,178          33,284
    Finished goods                                  14,279          11,312
                                                ----------     -----------
                                                    75,963          71,835
                                                ----------     -----------
    Deferred income taxes                           14,101          15,693
    Prepaid expenses                                 5,338           4,055
                                                ----------     -----------
      Total Current Assets                         226,891         177,957
                                                ----------     -----------
Property, Plant and Equipment                      212,163         206,104
  Accumulated depreciation                         118,777         112,042
                                                ----------     -----------
                                                    93,386          94,062
                                                ----------     -----------
Goodwill and Intangibles, net                       97,397          99,344
Other Assets                                        15,761          15,816
                                                ----------     -----------
                                                $  433,435     $   387,179
                                                ==========     ===========

                     ESTERLINE TECHNOLOGIES CORPORATION
                         CONSOLIDATED BALANCE SHEET
                  As of April 30, 1999 and October 31, 1998
                    (In thousands, except share amounts)

                                                     April 30,      October 31,
                                                        1999           1998

                                                    -----------     -----------
                                                    (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
  Accounts payable                                  $    17,496     $    23,307
  Accrued liabilities                                    59,153          68,275
  Credit facilities                                       8,161           9,533
  Current maturities of long-term debt                    6,021           6,358
  Federal and foreign income taxes                        2,560             385
                                                    -----------     -----------
      Total Current Liabilities                          93,391         107,858
                                                    -----------     -----------

Long-Term Liabilities
  Long-term debt, net of current maturities             123,256          74,043
  Deferred income taxes                                  10,373           8,902

Commitments and Contingencies                                --              --

Shareholders' Equity
  Common stock, par value $.20 per share,
   authorized 60,000,000 shares, issued and
   outstanding 17,342,374 and 17,317,178 shares           3,468           3,463
  Capital in excess of par value                         46,797          46,793
  Retained earnings                                     161,290         149,091
  Cumulative translation adjustment                      (5,140)         (2,971)
                                                    -----------     -----------
      Total Shareholders' Equity                        206,415         196,376
                                                    -----------     -----------
                                                    $   433,435     $   387,179
                                                    ===========     ===========

                         ESTERLINE TECHNOLOGIES CORPORATION
                        CONSOLIDATED STATEMENT OF OPERATIONS
             For the Three and Six Months ended April 30, 1999 and 1998
                                     (Unaudited)
                      (In thousands, except per share amounts)

                                      Three Months Ended         Six Months Ended
                                           April 30,                 April 30,
                                     ---------------------     ---------------------
                                       1999         1998         1999         1998
                                     --------     --------     --------     --------

Net Sales                            $116,121     $114,551     $224,819     $210,281
Costs and Expenses
  Cost of sales                        71,164       70,402      139,738      129,425
  Selling, general and
    administrative                     32,521       31,591       63,129       60,724
  Interest income                        (823)        (403)      (1,453)      (1,003)
  Interest expense                      2,265          773        4,438        1,597
                                     --------     --------     --------     --------
                                      105,127      102,363      205,852      190,743
                                     --------     --------     --------     --------
Earnings Before Income Taxes           10,994       12,188       18,967       19,538
Income Tax Expense                      3,852        4,276        6,768        6,790
                                     --------     --------     --------     --------
Net Earnings                         $  7,142     $  7,912     $ 12,199     $ 12,748
                                     ========     ========     ========     ========
Net Earnings Per Share - Basic       $    .41     $    .46     $    .70     $    .74
                                     ========     ========     ========     ========
Net Earnings Per Share - Diluted     $    .40     $    .45     $    .69     $    .72
                                     ========     ========     ========     ========

                        ESTERLINE TECHNOLOGIES CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the Six Months Ended April 30, 1999 and 1998
                                    (Unaudited)
                                  (In thousands)

                                                               Six Months Ended
                                                                   April 30,
                                                             ---------------------
                                                               1999        1998
                                                             --------     --------

Cash Flows Provided (Used) by Operating Activities
  Net earnings                                               $ 12,199     $ 12,748
  Depreciation and amortization                                10,644        8,851
  Deferred income taxes                                         3,063         (406)
  Working capital changes, net of effect of acquisitions
    Accounts receivable                                        12,369        2,030
    Inventories                                                (5,581)     (10,611)
    Prepaid expenses                                           (1,467)        (881)
    Accounts payable                                           (5,333)        (701)
    Accrued liabilities                                        (8,461)      (4,515)
    Federal and foreign income taxes                            2,173        1,450
  Other, net                                                     (465)         967
                                                             --------     --------
                                                               19,141        8,932
                                                             --------     --------
Cash Flows Provided (Used) by Investing Activities
  Capital expenditures                                         (8,683)     (12,766)
  Capital dispositions                                             33        1,548
  Acquisitions                                                     --      (20,309)
                                                             --------     --------
                                                               (8,650)     (31,527)
                                                             --------     --------
Cash Flows Provided (Used) by Financing Activities
  Net change in credit facilities                                (571)       5,591
  Proceeds from sale of senior notes                          100,000           --
  Repayment of bridge facility                                (50,000)          --
  Repayment of long-term obligations                             (566)        (393)
                                                             --------     --------
                                                               48,863        5,198
                                                             --------     --------
Effect of Exchange Rates                                         (324)        (511)
                                                             --------     --------
Net Increase (Decrease) in Cash and Equivalents                59,030      (17,908)
Cash and Equivalents - Beginning of Period                      8,897       56,045
                                                             --------     --------
Cash and Equivalents - End of Period                         $ 67,927     $ 38,137
                                                             ========     ========
Supplemental Cash Flow Information
  Cash paid during the period for
    Interest expense                                         $  2,453     $  1,603
    Income taxes                                                  914        4,358

                     ESTERLINE TECHNOLOGIES CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the Three and Six Months Ended April 30, 1999 and 1998


1. The consolidated balance sheet as of April 30, 1999, the consolidated statements of operations for the three and six months ended
      April 30, 1999 and 1998, and the consolidated statement of cash flows for the six months ended April 30, 1999 and 1998 are unaudited, but in the opinion of management all of the necessary adjustments have been made to present fairly the financial statements referred to above. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results for the full year.

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

4.    The Company's comprehensive income is as follows:

                                      Three Months Ended       Six Months Ended
                                          April 30,                April 30,
                                      -------------------     -------------------
                                       1999        1998        1999        1998
                                      -------     -------     -------     -------
Net Earnings                          $ 7,142     $ 7,192     $12,199     $12,748
Foreign Currency Translation Adj.      (1,304)        141      (2,169)     (1,086)
                                      -------     -------     -------     -------
      Comprehensive Income            $ 5,838     $ 7,333     $10,030     $11,662
                                      =======     =======     =======     =======

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
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

Quarter Ended April 30, 1999 Compared to Quarter Ended April 30, 1998

Net sales for the quarter ended April 30, by Group, were as follows:
(In thousands)

                                Incr./(Decr.)
                                 from prior
                                    year            1999         1998
                                -------------     --------     --------

      Automation                    (35)%         $ 26,362     $ 40,775
      Aerospace and Defense          36%            57,702       42,354
      Instrumentation                 2%            32,057       31,422
                                                  --------     --------
        Total Net Sales                           $116,121     $114,551
                                                  ========     ========

Net sales for the second quarter of 1999 were up slightly from the same prior year period. The 36% increase in Aerospace/Defense Group sales is primarily the result of the acquisition of Kirkhill in August 1998.
Without Kirkhill, the Aerospace/Defense Group experienced modest growth from period to period. Automation Group sales have been heavily impacted by the currently depressed worldwide market for printed circuit board manufacturing equipment. In addition, comparison of Automation Group sales to the prior year period is affected by a strong second quarter in 1998. Sales in the Instrumentation Group improved slightly, as increases in sales to aerospace customers offset declines in the general manufacturing markets.

Total gross margin as a percentage of net sales was 39% for the second quarters of both 1999 and 1998. Gross margins in capital goods markets, such as printed circuit board manufacturing equipment, continued to be affected by delayed purchasing decisions and pricing pressures, but total gross margin was balanced by the stability in the other areas. Gross margins among the Groups ranged from 33% to 42% compared with 34% to 42% during the same period in 1998.

Selling, general and administrative expenses remained at 28% of sales for the second quarter of 1999 compared to the prior year. Expenses totaled $32.5 million in the current quarter compared with the prior year's total of $31.6 million.

Interest expense increased $1.5 million to $2.3 million in the second quarter. This increase was due primarily to the $100 million private placement of senior notes ("1999 Senior Notes") completed in November 1998.

The effective income tax rate for the second quarter of 1999 remained at 35% compared to the same period last year.

The Company's market balance strategy-the belief that by participating in several markets and industries, more consistent total performance can be sustained-has been effective in the current market conditions. The depressed market for printed circuit board manufacturing equipment and delayed purchasing decisions for capital goods have caused declines in the Automation Group. However, these declines continued to be offset by increases from Groups serving other markets.

New orders for the second quarter of 1999 were $135 million compared with $123.4 million for the same period in 1998. The increase in new orders was primarily attributed to products in the Aerospace/Defense and Instrumentation Groups.

Six Months Ended April 30, 1999 Compared to Six Months Ended April 30, 1998

Year-to-date net sales ended April 30, by Group, were as follows:
(In thousands)

                                Incr./(Decr.)
                                 from prior
                                    year            1999         1998
                                -------------     --------     --------

      Automation                    (29)%         $ 53,336     $ 75,250
      Aerospace and Defense          45%           112,119       77,311
      Instrumentation                 3%            59,364       57,720
                                                  --------     --------
        Total Net Sales                           $224,819     $210,281
                                                  ========     ========

Sales for the first half of 1999 were up compared with the prior year due to revenue increases in the Aerospace/Defense Group. The Aerospace/Defense Group benefited from sales contributed by new acquisitions, primarily Kirkhill. The Automation Group continued to be pressured due to generally poor worldwide market conditions for printed circuit board manufacturing equipment. To a lesser extent, the sale of Tulon in late 1998 impacted Automation Group sales.

Total gross margin as a percentage of net sales was 38% for the first half of both 1999 and 1998. Gross margins among the Groups ranged from 31% to 41% compared with 36% to 40% during the same period in 1998.

Selling, general and administrative expenses improved from 29% to 28% of net sales for the first half of 1999. Actual expenses for selling, general and administrative increased to $63.1 million compared with $60.7 million during the same period in 1998.

Interest income increased slightly to $1.5 million for the first half of 1999 while interest expense increased $2.8 million, primarily due to the 1999 Senior Notes. Available cash increased $59 million from
October 31, 1998 and has been invested in tax exempt notes and other short-term instruments, which accounted for the modest increase in interest income.

New orders for the first half of 1999 were $239.7 million compared with $236.3 million for the same period in 1998. Company-wide backlog at April 30, 1999 was $183.3 million compared with $180.1 million at April 30, 1998. The increase in backlog was primarily attributed to orders received for aerospace products. Approximately $61.2 million in backlog is scheduled for delivery after fiscal 1999. Most orders in backlog are subject to cancellation until delivery.

The Company has assessed the risk from failure of internal systems and those of vendors and suppliers from the year 2000 ("Y2K") conversion as low. Due to its diversified and decentralized nature, the Company believes that the impact of a failure at any one location would not have an overall material impact. Because of this assessment, the Company has not formalized any contingency plans in the event of a system failure. The Company recognizes, however, that not all of its internal computer systems are Y2K compliant and is taking steps to resolve these issues. Currently, the Company believes that its systems are materially Y2K compliant and all internal systems are expected to be compliant by July 1999. The Company also understands and expects that certain compliance efforts will continue throughout the year. Based on current information available, it is estimated that the cost of compliance will be less than $1 million.

The Company has not undertaken a complete assessment of third party exposure for Y2K issues. The Company believes the effects of third party Y2K issues will not be material due to the Company's decentralized structure which minimizes its reliance on single product vendors, and the Company also believes that most of its third party relationships are replaceable. However, the Company is unable to predict the ultimate impact of Y2K non-compliance issues due to all of the uncertainties relating to Y2K, especially with third party suppliers.

Liquidity and Capital Resources
-------------------------------

Cash and equivalents on hand at April 30, 1999 totaled $67.9 million, an increase of $59 million from October 31, 1998. Net working capital increased to $133.5 million at April 30, 1999 from $70.1 million at October 31, 1998. Increases in both cash and net working capital are primarily related to the 1999 Senior Notes.

Net accounts receivable were $63.6 million at April 30, 1999, compared to $77.5 million from October 31, 1998. The decrease is primarily related to reduced levels of receivables in both the Automation and Aerospace/Defense Groups. The Aerospace/Defense Group experienced strong fourth quarter sales which translated into higher receivables at yearend. The decline in Automation Group sales have resulted in a lower level of outstanding receivables. Current liabilities decreased to $93.4 million at April 30, 1999 from $107.9 million at October 31, 1998, primarily due to the timing of certain obligations.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $21 million during fiscal 1999, compared with $29.8 million in fiscal 1998. Capital expenditures for the second quarter ended April 30, 1999 totaled $8.7 million and were concentrated in the Aerospace/Defense and Instrumentation Groups for machinery and equipment, including enhancements to information technology.

Total debt at April 30, 1999 was $137.4 million, an increase of $47.5 million from October 31, 1998, principally related to the 1999 Senior Notes placement. Total debt outstanding at April 30, 1999 consisted of $100 million under the Company's 1999 Senior Notes, $22.9 million under the Company's 8.75% Senior Notes, $1.6 million for revenue bonds and $12.9 million under various foreign currency debt agreements, including capital lease obligations. The 8.75% Senior Notes have a scheduled annual payment of $5.7 million, which will continue until maturity on July 30, 2002. The 1999 Senior Notes have maturities ranging from
5 to 10 years and interest rates from 6% to 6.77%. Management believes cash on hand and funds generated from operations will adequately service operating cash requirements and capital expenditures through 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

At the Company's annual meeting of shareholders held on March 3, 1999, shareholders approved the following proposals:

      (a) The election of the following directors for three-year terms expiring at the 2002 annual meeting:

                                            Votes Cast
                                     -------------------------
            Name                        For          Withheld
            ----                     ----------     ----------

            Robert W. Cremin         15,644,993       45,826
            E. John Finn             15,644,693       46,126
            Robert F. Goldhammer     15,644,881       45,938
            Jerry D. Leitman         15,643,893       46,926


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

There were no broker non-votes on any of the above proposals.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

      (a)   Exhibits.
              11. Schedule setting forth computation of basic and diluted earnings per common share for the three and six months ended April 30, 1999 and 1998.

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


                                         Esterline Technologies Corporation
                                                    (Registrant)

Dated:  June 11, 1999                  By:  /s/ Robert W. Stevenson
                                            -----------------------------------
                                                 Robert W. Stevenson
                                              Executive Vice President,
                                        Chief Financial Officer and Secretary
                                            (Principal Financial Officer)


                                       By:  /s/ Robert D. George
                                            -----------------------------------
                                                  Robert D. George
                                              Treasurer and Controller
                                           (Principal Accounting Officer)