Form 10-Q
period 1999-07-31
ESTERLINE TECHNOLOGIES CORP
filed 1999-09-10
CIK 33619

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                           ----------------------


                                  FORM 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


For the quarterly period ended   July 31, 1999
                                 -------------
                                     OR

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

               10800 NE 8th Street, Bellevue, Washington 98004
             --------------------------------------------------
             (Address of principal executive offices)(Zip Code)

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

As of September 1, 1999, 17,342,374 shares of the issuer's common stock were outstanding.

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

                     ESTERLINE TECHNOLOGIES CORPORATION
                         CONSOLIDATED BALANCE SHEET
                  As of July 31, 1999 and October 31, 1998
                    (In thousands, except share amounts)

                                                   July 31,      October 31,
                                                     1999           1998
                                                  -----------    -----------
ASSETS                                            (unaudited)
------

Current Assets
  Cash and equivalents                             $ 63,339        $  8,897
  Accounts receivable, net of allowances
   of $2,154 and $2,987 for doubtful accounts        65,528          77,477
  Inventories
    Raw materials and purchased parts                30,104          27,239
    Work in process                                  35,885          33,284
    Finished goods                                   14,296          11,312
                                                   --------        --------
                                                     80,285          71,835
                                                   --------        --------
  Deferred income taxes                              13,429          15,693
  Prepaid expenses                                    5,160           4,055
                                                   --------        --------
      Total Current Assets                          227,741         177,957
                                                   --------        --------
Property, Plant and Equipment                       216,142         206,104
  Accumulated depreciation                          122,176         112,042
                                                   --------        --------
                                                     93,966          94,062
                                                   --------        --------

Goodwill and Intangibles, net                        96,520          99,344
Other Assets                                         15,391          15,816
                                                   --------        --------
                                                   $433,618        $387,179
                                                   ========        ========

                     ESTERLINE TECHNOLOGIES CORPORATION
                         CONSOLIDATED BALANCE SHEET
                  As of July 31, 1999 and October 31, 1998
                    (In thousands, except share amounts)

                                                   July 31,      October 31,
                                                     1999           1998
                                                 -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY             (unaudited)
------------------------------------

Current Liabilities
  Accounts payable                                 $ 18,279        $ 23,307
  Accrued liabilities                                58,969          68,275
  Credit facilities                                   9,090           9,533
  Current maturities of long-term debt                6,109           6,358
  Federal and foreign income taxes                       --             385
                                                   --------        --------
      Total Current Liabilities                      92,447         107,858
                                                   --------        --------

Long-Term Liabilities
  Long-term debt, net of current maturities         117,492          74,043
  Deferred income taxes                              11,084           8,902

Commitments and Contingencies                            --              --

Shareholders' Equity
  Common stock, par value $.20 per share,
   authorized 60,000,000 shares, issued and
   outstanding 17,342,374 and 17,317,178 shares       3,468           3,463
  Capital in excess of par value                     46,824          46,793
  Retained earnings                                 167,242         149,091
  Cumulative translation adjustment                  (4,939)         (2,971)
                                                   --------        --------
      Total Shareholders' Equity                    212,595         196,376
                                                   --------        --------
                                                   $433,618        $387,179
                                                   ========        ========

                     ESTERLINE TECHNOLOGIES CORPORATION
                    CONSOLIDATED STATEMENT OF OPERATIONS
         For the Three and Nine Months ended July 31, 1999 and 1998
                                 (Unaudited)
                  (In thousands, except per share amounts)

                                        Three Months Ended           Nine Months Ended
                                             July 31,                    July 31,
                                      ----------------------      ----------------------
                                        1999          1998          1999          1998
                                      --------      --------      --------      --------

Net Sales                             $112,748      $110,891      $337,567      $321,172
Costs and Expenses
  Cost of sales                         69,323        68,840       209,061       198,265
  Selling, general and
   administrative                       32,993        29,779        96,122        90,503
  Interest income                         (712)         (466)       (2,165)       (1,469)
  Interest expense                       2,266           776         6,704         2,373
                                      --------      --------      --------      --------
                                       103,870        98,929       309,722       289,672
                                      --------      --------      --------      --------
Earnings Before Income Taxes             8,878        11,962        27,845        31,500
Income Tax Expense                       2,926         4,043         9,694        10,833
                                      --------      --------      --------      --------
Net Earnings                          $  5,952      $  7,919      $ 18,151      $ 20,667
                                      ========      ========      ========      ========
Net Earnings Per Share - Basic        $    .34      $    .46      $   1.05      $   1.20
                                      ========      ========      ========      ========
Net Earnings Per Share - Diluted      $    .34      $    .45      $   1.03      $   1.17
                                      ========      ========      ========      ========

                     ESTERLINE TECHNOLOGIES CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Nine Months Ended July 31, 1999 and 1998
                                 (Unaudited)
                               (In thousands)

                                                                     Nine Months Ended
                                                                          July 31,
                                                                   -----------------------
                                                                     1999           1998
                                                                   --------       --------
Cash Flows Provided (Used) by Operating Activities
  Net earnings                                                     $ 18,151       $ 20,667
  Depreciation and amortization                                      15,652         12,999
  Deferred income taxes                                               4,446            300
  Working capital changes, net of effect of acquisitions
    Accounts receivable                                              10,372          1,088
    Inventories                                                      (9,715)       (11,685)
    Prepaid expenses                                                 (1,257)          (109)
    Accounts payable                                                 (4,528)          (864)
    Accrued liabilities                                              (8,741)          (770)
    Federal and foreign income taxes                                   (365)        (1,315)
  Other, net                                                           (302)        (6,583)
                                                                   --------       --------
                                                                     23,713         13,728
                                                                   --------       --------

Cash Flows Provided (Used) by Investing Activities
  Capital expenditures                                              (13,057)       (26,605)
  Capital dispositions                                                   38            569
  Acquisitions                                                           --        (20,130)
                                                                   --------        --------
                                                                    (13,019)       (46,166)
                                                                   --------        --------

Cash Flows Provided (Used) by Financing Activities
  Net change in credit facilities                                       318          7,476
  Proceeds from sale of senior notes                                100,000             --
  Repayment of bridge facility                                      (50,000)            --
  Repayment of long-term obligations                                 (6,299)        (6,162)
                                                                   --------       --------
                                                                     44,019          1,314
                                                                   --------       --------

Effect of Exchange Rates                                               (271)          (478)
                                                                    --------      --------
Net Increase (Decrease) in Cash and Equivalents                       54,442       (31,602)

Cash and Equivalents - Beginning of Period                             8,897        56,045
                                                                    --------      --------
Cash and Equivalents - End of Period                                $ 63,339     $  24,443
                                                                    ========     =========

Supplemental Cash Flow Information
  Cash paid during the period for
   Interest expense                                                 $  6,547     $   3,014
   Income taxes                                                        5,604        10,962

                     ESTERLINE TECHNOLOGIES CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the Three and Nine Months Ended July 31, 1999 and 1998


1. The consolidated balance sheet as of July 31, 1999, the consolidated statements of operations for the three and nine months ended July 31, 1999 and 1998, and the consolidated statement of cash flows for the nine months ended July 31, 1999 and 1998 are unaudited, but in the opinion of management all of the necessary adjustments have been made to present fairly the financial statements referred to above. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results for the full year.

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

4.  The Company's comprehensive income is as follows:

                                     Three Months Ended     Nine Months Ended
                                           July 31,               July 31,
                                     ------------------     ------------------
                                       1999       1998        1999       1998
                                     -------     ------     -------    -------

Net Earnings                          $5,952     $7,919     $18,151    $20,667
Foreign Currency Translation Adj.        201         83      (1,968)    (1,003)
                                      ------     ------     -------    -------
      Comprehensive Income            $6,153     $8,002     $16,183    $19,664
                                      ======     ======     =======    =======

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations
         -------------------------

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

Results of Operations
---------------------

Quarter Ended July 31, 1999 Compared to Quarter Ended July 31, 1998

Net sales by Group for the quarter ended July 31 were as follows:
(In thousands)

                             Incr./(Decr.)
                              from prior
                                  year           1999            1998
                             -------------     --------        --------

      Automation                  (22%)        $ 28,122        $ 36,009
      Aerospace and Defense        29%           56,305          43,636
      Instrumentation              (9%)          28,321          31,246
                                               --------        --------
        Total Net Sales                        $112,748        $110,891
                                               ========        ========

Net sales for the third quarter of 1999 increased slightly from the same prior year period. Aerospace/Defense Group sales have increased primarily due to revenue from Kirkhill, an acquisition completed in August 1998.
This increase was offset by declines in the Automation and Instrumentation Groups. In the third quarter, weakness in the agricultural market significantly reduced demand for farm equipment and the machinery used to produce it. Quarter-to-quarter comparisons were affected by the sale of Tulon in September 1998. Sales in the Instrumentation Group decreased in the third quarter due to declines in the general manufacturing markets.

Total gross margin as a percentage of net sales was 39% for the third quarter of 1999 compared with 38% for the same period in 1998. Gross margins in the Automation Group continue to be affected by delayed purchasing decisions and pricing pressures. This was accentuated in the third quarter, however, total gross margin was balanced by improvement in other areas. Gross margins among the Groups ranged from 31% to 42% compared with 36% to 39% during the same period in 1998.

Selling, general and administrative expenses increased to 29% of net sales for the third quarter of 1999 compared to 27% during the same period in the prior year. The drop in sales of equipment used to produce farm equipment and machinery was the primary factor. Revenues declined quicker than initially anticipated and the Company deferred a decision to implement additional cost reduction measures in order to more fully evaluate the impact of reduced sales. Expenses totaled $33 million in the current quarter compared with the prior year's total for the same period of $29.8 million.

Interest expense increased $1.5 million to $2.3 million in the third quarter primarily due to the higher level of long-term debt outstanding.

New orders for the third quarter of 1999 were $110 million compared with $102.8 million for the same period in 1998, primarily due to new orders received by the Aerospace/Defense Group.

Overall, the depressed market for printed circuit board manufacturing equipment, delayed purchasing decisions for capital goods equipment and declines in general manufacturing have resulted in downturns in both the Automation and Instrumentation Groups. During fiscal 1998, the Company acquired several businesses serving aerospace markets. The new acquisitions combined with the current businesses have balanced the declines experienced, both in sales and gross margin.

Nine Months Ended July 31, 1999 Compared to Nine Months Ended July 31, 1998

Net sales by Group for the nine months ended July 31 were as follows:
(In thousands)

                             Incr./(Decr.)
                              from prior
                                  year           1999            1998
                             -------------     --------        --------

      Automation                  (27%)        $ 81,458        $111,259
      Aerospace and Defense        39%          168,424         120,947
      Instrumentation              (1%)          87,685          88,966
                                               --------        --------
        Total Net Sales                        $337,567        $321,172
                                               ========        ========

Net sales for the first nine months of 1999 were up 5% compared with the same period in the prior year, primarily due to increased Aerospace/Defense sales reflecting the addition of Kirkhill revenue. This was partially offset by sales declines experienced by the other Groups. Automation Group sales have been under pressure since the third quarter of 1998 due to poor worldwide market conditions for printed circuit board manufacturing equipment, and the Automation Group began to experience the effects of a significant decline in sales of equipment to agriculture-related businesses. The sale of Tulon in late 1998 has impacted Automation Group sales as well.

Total gross margin as a percentage of net sales was 38% for the first nine months of both 1999 and 1998. Gross margins among the Groups ranged from 31% to 41% compared with 36% to 40% during the same period in 1998.

Selling, general and administrative expenses remained at 28% of net sales for the first nine months of 1999. Actual selling, general and administrative expenses increased to $96.1 million compared with $90.5 million during the same period in 1998.

Interest income increased to $2.2 million for the first nine months of 1999 due to the $54.4 million increase in available cash from October 31, 1998. Cash has been invested in tax exempt notes and other short-term instruments. Interest expense increased $4.3 million for the first nine months of 1999 primarily due to the higher level of long-term debt outstanding.

New orders for the first nine months of 1999 were $349.7 million compared with $339.1 million for the same period in 1998. Company-wide backlog at July 31, 1999 was $180.5 million compared with $172 million at July 31, 1998. The increase in backlog was primarily attributable to orders received for aerospace products. Approximately $107.7 million in backlog is scheduled for delivery after fiscal 1999. Most orders in backlog are subject to cancellation until delivery.

The Company has assessed the risk from failure of internal systems and those of vendors and suppliers from year 2000 ("Y2K") related issues as low.

Since 1997, the Company has been monitoring Y2K issues. The management team at each of its units has been involved in supervising efforts at that level. The Company's risk assessment is based on the fact that its businesses are decentralized with separate, non-integrated computer systems. This decentralized structure minimizes reliance on single product vendors, and the Company believes that most of its third party relationships are replaceable. Therefore, a Y2K related failure from an internal or external source is not expected to permeate the Company's operations as a whole.

Based on information currently available from the Company's software providers combined with internal evaluations, the Company believes that its most critical systems are Y2K compliant. Compliance efforts and testing will continue, further minimizing issues that may arise on less critical systems. Most of the Company's businesses have identified critical areas and have prepared manual contingency procedures in the event that a failure does occur. These procedures are designed to enable continued operations and include such items as printing forms (e.g., customer workorders, invoices and inventory management), printing lists of information allowing lookups outside of the computer system, and critical phone lists.

Few of the Company's products contain software coding. For products identified as containing software, testing has been completed and updates are available. The Company has sought to identify customers that require upgrades. The Company's businesses have posted information on their websites and on each invoice sent to customers. In the event that a customer experiences a failure after December 31, 1999, staff and upgrade kits will be available to resolve issues.

The Company has also focused efforts on assessing the Y2K readiness of suppliers. Most have indicated they have materially compliant systems. The Company has identified alternative sources for more critical materials and is conducting site visits for sole-source suppliers. In addition, tactical decisions regarding appropriate stockpiling are being evaluated.

Based on currently available information, the Company estimates total costs to be expended for outside consultants, software and hardware applications to be less than $1 million. The Company does not track internal costs such as payroll related to Y2K projects.

The Company has assessed the Y2K situation and believes that the worst-case scenario would be a failure of a small area of an internal system that was not identified in the Y2K assessments. A failure of this nature is not expected to interrupt processing, but will require analytical techniques to discern the error. For example, if a Y2K error occurred in an inventory system, the inventory levels might be understated thus creating a shortage at some point in the future. The Company is engaged in ongoing efforts to ensure that unanticipated Y2K issues are identified as early as possible after December 31, 1999.

The Company has made every attempt to address Y2K issues as they are identified. However, the Company is unable to predict the ultimate impact of Y2K non-compliance issues due to all of the uncertainties relating to Y2K, especially with third party suppliers.

Liquidity and Capital Resources
-------------------------------

Cash and equivalents on hand at July 31, 1999 totaled $63.3 million, an increase of $54.4 million from October 31, 1998. Net working capital increased to $135.3 million at July 31, 1999 from $70.1 million at October 31, 1998. Increases in both cash and net working capital are primarily related to a $100 million private placement of senior notes ("1999 Senior Notes") completed in November 1998. Proceeds from the placement were used to retire the bridge facility for the Kirkhill acquisition.

Net accounts receivable were $65.5 million at July 31, 1999, compared to $77.5 million from October 31, 1998. The decrease is primarily related to reduced levels of receivables in both the Automation and Aerospace/Defense Groups. Collection of Aerospace/Defense Group receivables from strong fourth quarter sales in 1998, together with sales declines in the Automation Group, have resulted in a lower level of outstanding receivables. Current liabilities decreased to $92.4 million at July 31, 1999 from $107.9 million at October 31, 1998, primarily due to the timing of certain obligations.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $21 million during fiscal 1999, compared with $29.8 million in fiscal 1998. Capital expenditures for the nine months ended July 31, 1999 totaled $13.1 million and were concentrated in the Aerospace/Defense and Instrumentation Groups for machinery and equipment, including enhancements to information technology.

Total debt increased $42.8 million from October 31, 1998 to $132.7 million at July 31, 1999, principally due to the 1999 Senior Notes placement.
Total debt outstanding at July 31, 1999 consisted of $100 million under the Company's 1999 Senior Notes, $17.2 million under the Company's 8.75% Senior Notes, $1.7 million for revenue bonds and $13.8 million under various foreign currency debt agreements, including capital lease obligations. The 8.75% Senior Notes have a scheduled annual payment of $5.7 million, which will continue until maturity on July 30, 2002. The 1999 Senior Notes have maturities ranging from 5 to 10 years and interest rates from 6% to 6.77%. Management believes cash on hand and funds generated from operations will adequately service operating cash requirements and capital expenditures through 1999.

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

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

  (a)    Exhibits.
            11. Schedule setting forth computation of basic and diluted earnings per common share for the three and nine months ended July 31, 1999 and 1998.

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


                                         Esterline Technologies Corporation
                                                     (Registrant)

Dated:  September 10, 1999             By: /s/Robert D. George
                                           ----------------------------------
                                                    Robert D. George
                                                     Vice President,
                                           Chief Financial Officer, Secretary
                                                      and Treasurer
                                                (Principal Financial and
                                                   Accounting Officer)