Form 10-K
period 1999-10-31
ESTERLINE TECHNOLOGIES CORP
filed 2000-01-28
CIK 33619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 31, 1999
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission file number 1-6357

ESTERLINE TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2595091 (I.R.S. Employer Identification No.)

10800 NE 8th Street Bellevue, Washington (Address of principal executive offices)	98004 (Zip code)

Registrant's telephone number, including area code   425/453-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.20 par value) Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

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

 X  Yes                 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [X]

As of January 4, 2000, 17,350,751 shares of the Registrant's common stock were outstanding. The aggregate market value of such common stock held by non-affiliates at such date was $196,280,371 (based upon the closing sales price of $11.3125 per share).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for Fiscal Year ended October 31, 1999-Parts I, II and IV.

Portions of Definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders, to be held on March 2, 2000-Part III.

PART I

      This Report includes a number of forward-looking statements that reflect the Company's current views with respect to future events and financial performance. Please refer to the section addressing forward-looking information on page 7 for further discussion.

Item 1.  Business

      (a)  General Development of Business.

      Esterline Technologies Corporation, a Delaware corporation formed in 1967 (the "Company"), is a manufacturing company with operations primarily serving aerospace and defense markets. Over the past few years, management has been focusing the Company's businesses on core competencies through a selective acquisition and divestiture program that supports its long-term strategic direction. As this has occurred, the Company has also changed the way that it is organized and managed. The segments presented-Aerospace, Advanced Materials and Automation-reflect this change.

      The Company completed two transactions late in the year that were key to pursuing its strategic direction. The first was the purchase of Muirhead Vactric and Norcroft Dynamics ("Muirhead"), a U.K.-based group, serving aerospace customers. This purchase enabled the Company to establish a significant base in the U.K. The second was the divestiture of Federal Products Co., the Company's only operation in the metrology business and one which accounted for less than 10% of sales. Just subsequent to year-end, the Company completed another transaction-the purchase of Advanced Input Devices ("A.I.D."), a manufacturer of custom keyboards and other multifunction data input subsystems. This operation is strategic for expansion of high-end illuminated displays and custom panels, a core growth platform for the Company.

      As part of the long-term strategic direction, the Company is anticipating the global needs of its customers and the necessity to respond with comprehensive solutions worldwide. This effort has resulted in establishing strategic realignments of operations providing the capability to offer a more extensive product line to each customer through a single contact.

      (b)  Financial Information about Industry Segments.

      A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to the Company's business segments for the years ended October 31, 1999, 1998 and 1997 is incorporated herein by reference to Note 11 to the Company's Consolidated Financial Statements (pages 49-52) of the Annual Report to Shareholders for the year ended October 31, 1999.

      (c)  Narrative Description of Business.

      The Company primarily serves aerospace and defense customers with manufactured products such as high-end components for avionics, propulsion and guidance systems and high-performance elastomers and other complex materials in the Aerospace and Advanced Materials Segments. The Automation Segment serves electronic equipment and metal fabricating customers with printed circuit board drilling equipment and automated machine tools for cutting and punching plate metal. Specific comments covering all of the Company's segments and operations are set forth below.

Aerospace

      Aerospace accounted for 40%, 38% and 33% of the Company's net sales in 1999, 1998 and 1997, respectively. Principle operations for Aerospace are Auxitrol and Korry.

      Auxitrol is a manufacturer of high-precision temperature and pressure sensing devices, and hydraulic controls used primarily in aerospace applications. Auxitrol maintains manufacturing operations in Europe and the U.S. The acquisition of Muirhead provides Auxitrol with an operation in the U.K. specializing in the manufacture of micro-motors and motion control sensors. Other product applications include liquid-level measurement devices for ships and storage tanks, and industrial alarms. Auxitrol's principal customers are jet and rocket engine manufacturers. Auxitrol also manufactures electrical penetration devices, under license, for sale to nuclear power plants in most of Europe and certain foreign countries. These penetration devices permit electrical signals to pass through the reactor containment structure safely while maintaining pressure integrity and signal continuity.

      Korry is a market and technology leader in the manufacture of high-reliability electro-optical instrumentation components and systems, illuminated push button switches, indicators, panels and keyboards. These products act as human interfaces in a broad variety of control and display applications. Products have been designed into many existing aircraft systems and, as a result, Korry has a significant spare parts and retrofit business. Just subsequent to year-end, the Company announced a strategic realignment whereby Mason will report under Korry. Mason manufactures control sticks, grips and wheels, as well as specialized switching systems. Primary markets served include commercial and military aviation, and airborne and ground-based military equipment manufacturers. The Company's proprietary products provide customers with significant technological advantages in such areas as night vision-a critical operational requirement-and backlighting for active matrix liquid-crystal displays.

      Switches and indicators accounted for 10%, 13% and 12% of the Company's consolidated net sales in 1999, 1998 and 1997, respectively.

Backlog

      At October 31, 1999 the Aerospace backlog was $113.9 million (of which $24.7 million is expected to be shipped after fiscal 2000) compared with $94.5 million at October 31, 1998.

Advanced Materials

      Advanced Materials accounted for 28%, 20% and 16% of the Company's net sales in 1999, 1998 and 1997, respectively. Principle operations for Advanced Materials are Kirkhill and Armtec.

      Two operations, Kirkhill and TA Mfg., design and manufacture elastomer products primarily for aerospace markets. The products include specialty clamps, seals, tubing and coverings; all designed in custom molded shapes principally for airframe and jet engine manufacturers as well as military and commercial airline aftermarkets. Some of the products include proprietary elastomers that are specifically formulated for various extreme applications, including high-temperature environments on or near a jet engine. During the year, another strategic realignment was announced whereby TA Mfg. now reports under Kirkhill.

      Armtec manufactures molded fiber cartridge cases, mortar increments, igniter tubes and other combustible ammunition components for the U.S. Armed Forces and licenses such technology to foreign defense contractors and governments. Armtec currently is the only supplier of combustible casings utilized by the U.S. Army. These products include the 120mm combustible case used with the main armament system on the U.S. Army's M-1A1 and M-1A2 tanks, the 60mm, 81mm and 120mm combustible mortar increments, and the 155mm combustible case for artillery ammunition.

      Elastomeric products accounted for 14%, 5% and 2% of the Company's consolidated net sales in 1999, 1998 and 1997, respectively.

Backlog

      At October 31, 1999 the Advanced Materials backlog was $54.9 million (of which $7.8 million is expected to be shipped after fiscal 2000) compared with $48.4 million at October 31, 1998 .

Automation

      Automation accounted for 32%, 42% and 51% of the Company's net sales in 1999, 1998 and 1997, respectively. Just prior to the end of the year, the Company sold Federal Products Co., an operation included in this Segment. Currently, principle operations for Automation are Excellon and Whitney.

      Excellon is a leading manufacturer of highly efficient automated drilling systems for the printed circuit board ("PCB") manufacturing industry. During the past few years, Excellon has focused on expanding its product lines to include material handling equipment and routers used in the fabrication of both bare and populated circuit boards. PCB laser technology introduced by Excellon is being used to respond to customers' requirements for increasingly smaller holes on PCBs.

      Printed circuit board drilling equipment accounted for 12%, 16% and 22% of the Company's consolidated net sales in 1999, 1998 and 1997, respectively.

      Whitney designs and builds highly productive automated machine tools for cutting and punching plate and structural steel for construction, transportation, agricultural and mining equipment manufacturers and independent steel fabrication centers. Whitney produces equipment specifically designed for mid- to heavy-plate metal that enables manufacturers to meet rigid cut quality and accuracy standards. The Company believes that the computer-controlled heavy punching and cutting machines significantly reduce setup, work-in-process and material handling time and enable customers to utilize just-in-time production; therefore reducing inventory and production costs. In its niche, Whitney is the leading supplier in the U.S. and serves markets in both Europe and Asia. In recent years, Whitney has introduced laser technology into its line of products. Whitney's laser equipment is the most powerful available for precision cutting of plate steel.

Backlog

      At October 31, 1999 the Automation backlog was $14.4 million (all of which is expected to be shipped during fiscal 2000) compared with $25.5 million at October 31, 1998.

Marketing and Distribution

      As businesses globalize, the Company believes that a key to continued success is its ability to meet customer requirements worldwide. In order to accomplish this, several realignments have been made among the operations in order to provide a wider variety of products through one source-Auxitrol/Muirhead, Korry/Mason and Kirkhill/TA Mfg. are prime examples. In addition, the Company anticipates that the combined operations will assist in developing strong preferred provider relationships. Another key to continued success in any market is the ability to provide solutions that simplify, integrate and improve the processes and procedures currently being applied by customers.

Research and Development

      Currently, the Company's product development and design programs utilize an extensive base of professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed. In 1999, approximately $24 million was expended for research, development and engineering, compared with $20.8 million in 1998 and $17.6 million in 1997. The Company consistently invests in research and development, believing that continued product development is key to the long-term growth of the Company.

Foreign Operations

      The Company's principal foreign operations consist of manufacturing facilities located in France, Spain and the United Kingdom. The Company also maintains offices in the United Kingdom, France, Germany, Hong Kong, Italy and Japan that provide a variety of functions including sales, service, distribution and/or purchasing. For further information regarding foreign operations, reference is made to Note 11 to the Consolidated Financial Statements (pages  49-52) of the Company's Annual Report to Shareholders for the year ended October 31, 1999, which is incorporated herein by reference.

Employees

      The Company had approximately 3,700 employees at October 31, 1999. Fewer than 10% of these employees were members of an organized labor union. In addition, the European operations are subject to specific local regulations governing employment. In October 1999, with the Company's purchase of Muirhead, employees outside of the U.S. represented approximately 20% of the total employee base.

Government Contracts and Subcontracts

      As a contractor and subcontractor to the U.S. Government, the Company is subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. Combined, approximately 13% of the Company's sales are subject to government contracting regulations. As a consequence, such contracts may be subject to protest or challenge by unsuccessful bidders or to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending, and other factors. The accuracy and appropriateness of certain costs and expenses used to substantiate direct and indirect costs of the Company for the U.S. Government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the U.S. Department of Defense.

Competition, Patents and Leases

      The Company's products and services are affected by varying degrees of competition. The Company competes with other companies in most markets it serves, many of which have far greater sales volume and financial resources. The principal competitive factors in the commercial markets in which the Company participates are product performance and service. Part of product performance requires expenditures in research and development that lead to rapid product improvement. The market for many of the Company's products may be affected by rapid and significant technological changes and new product introduction. Current competitors or new entrants could introduce new products with features that render the Company's products obsolete or less marketable. Principal competitors by Segment include Ametek, Eaton-MSC, and Rosemount for Aerospace; Burke Industries, Meggitt Industries, UMPCO, and Adel for Advanced Materials; Hitachi, Ltd., Schmoll-Posalux, ESI, Lumonics, Pluritec, Klingenlberg, Mazak, Trumpf, Cincinnati, Inc., and Tanaka for Automation.

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

Sources and Availability of Raw Materials and Components

      Due to the Company's diversification, the sources and availability of raw materials and components are not nearly as important as they would be for a company that manufactures a single product. However, certain components and supplies such as air-bearing spindles and ceramic beams for Excellon, and certain other raw materials and components for other operations are purchased from single sources. In such instances, the Company strives to develop alternative sources and design modifications to minimize the effect of business interruptions.

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

      (d)  Financial Information About Foreign and Domestic Operations and Export Sales.

      See "Foreign Operations" above.

Forward-Looking Statements and Risk Factors

      Except for the historical information contained in this Report and the documents incorporated herein by reference, the matters discussed in this Report, particularly those identified with the words "expects," "believes," "anticipates," "intends" and similar expressions, are forward-looking statements. These statements reflect management's best judgment based on factors at the time such statements were made. Such forward-looking statements are subject to certain risks and uncertainties, including, without limitation, those set forth below, many of which are beyond the Company's control, that could cause actual results to differ materially from those anticipated. The factors set forth below should be carefully considered when evaluating the Company's business and prospects. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      Year 2000 Compliance. The Company has not experienced any significant year 2000 ("Y2K") issues, however, immaterial Y2K related issues may occur. Therefore, the Company is engaged in ongoing efforts to ensure that any Y2K issues are identified and resolved as early as possible.

      Few of the Company's products contain software coding. For products identified as containing software, testing was completed and updates have been available for some time. The Company has sought to identify customers that require upgrades. The Company's businesses have posted information on their websites and on each invoice sent to customers. In the event that a customer experiences a Y2K failure, staff and upgrade kits are available to resolve issues.

      Cyclicality of Business. The Company's business is susceptible to economic cycles and actual results can vary widely based on a number of factors, including domestic and foreign economic conditions and developments affecting the specific industries and customers served. Certain products sold represent capital investment or support for capital investment by either the initial customer or the ultimate end-user. Also, a significant portion of the sales and profitability of some Company businesses is derived from the aerospace, defense, telecommunications, computer, and automotive markets as well as government contracts. Changes in general economic conditions or conditions in these and other specific industries, capital acquisition cycles and government policies, collectively or individually, can have a significant impact on the Company's results of operations and financial condition.

      Dependence on Major Customers. Certain of the Company's operations are dependent on a relatively small number of customers and defense programs, which change from time to time. Significant customers in 1999 included The Boeing Company, the U.S. Army, Snecma and Primex. There can be no assurance that the Company's current customers will continue to buy the Company's products at their current levels. Moreover, orders included in backlog are generally subject to cancellation by the Company's customers. The inability to replace sales due to the loss of any major customer or defense program could have a material adverse effect on the Company's results of operations and financial condition.

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

      Risk of Foreign Operations. Foreign sales represented approximately 30% of the Company's total sales in 1999. Foreign sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, economic conditions in local markets, inconsistent product regulation by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements. To the extent that foreign sales are transacted in a foreign currency, the Company would be subject to the risk of losses due to foreign currency fluctuations. In addition, the Company has substantial assets denominated in foreign currencies that are not offset by liabilities denominated in such foreign currencies. These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.

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

Item 2.   Properties

      The following table summarizes the Company's principal properties that are 50,000 square feet and greater, including Segment identification, as of October 31, 1999:

Location	Type of Facility	Segment	Approximate Number of Square Feet	Owned or Leased
Brea, CA Rockford, IL Seattle, WA Torrance, CA Coachella, CA Bourges, France Brea, CA Kent, WA Joplin, MO Valencia, CA London, England San Fernando, CA	Office and Plant Office and Plant Office and Pl ant Office and Plant Office and Plant Plant Warehouse Office and Plant Office and Plant Office and Plant Office and Plant Office and Plant	Adv. Materials Automation Aerospace Automation Adv. Materials Aerospace Adv. Materials Adv. Materials Aerospace Adv. Materials Aerospace Aerospace	329,000 294,000 152,000 150,000 111,000 102,000 100,000 93,000 92,000 88,000 70,000 50,000	Owned Owned Leased Leased Owned Leased Owned Owned Owned Owned Leased Leased

Item 3. Legal Proceedings

      The Company is party to various lawsuits and claims, both as plaintiff and defendant, and has contingent liabilities arising from the conduct of business, none of which, in the opinion of management, is expected to have a material effect on the Company's financial position or results of operations. The Company believes that it has made adequate provisions for contingent liabilities.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of the year ended October 31, 1999.

PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

      The following information that appears in the Company's Annual Report to Shareholders for the year ended October 31, 1999 is hereby incorporated by reference:

(a)

The high and low market sales prices of the Company's Common Stock for each quarterly period during the years ended October 31, 1999 and 1998, respectively, (page 31 of the Annual Report to Shareholders).

(b)	Restrictions on the ability to pay future cash dividends (Note 6 to the Consolidated Financial Statements, pages 44-45 of the Annual Report to Shareholders).

      No cash dividends were paid during the years ended October 31, 1999 and 1998. The Company expects to continue its policy of retaining all internally generated funds to support the long-term growth of the Company and to retire debt obligations.

      On January 4, 2000, there were approximately 828 record holders of the Company's common stock.

      The principal market for the Company's Common Stock is the New York Stock Exchange.

Item 6. Selected Financial Data

      The Company hereby incorporates by reference the Selected Financial Data of the Company that appears on page 30 of the Company's Annual Report to Shareholders for the year ended October 31, 1999.

Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations

      The Company hereby incorporates by reference Management's Discussion and Analysis of Results of Operations and Financial Condition which is set forth on pages 24-29 of the Company's Annual Report to Shareholders for the year ended October 31, 1999.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      The Company hereby incorporates by reference the narrative discussion regarding market risk appearing on page 28 of the Company's Annual Report to Shareholders for the year ended October 31, 1999.

Item 8. Financial Statements and Supplementary Data

      The Company hereby incorporates by reference the Consolidated Financial Statements and the report thereon of Deloitte & Touche LLP, dated December 9, 1999, which appear on pages 32-53 of the Company's Annual Report to Shareholders for the year ended October 31, 1999.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

      (a)  Directors.

      The Company hereby incorporates by reference the information set forth under "Election of Directors" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 2, 2000, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 21, 2000.

      (b)  Executive Officers.

      The names and ages of all executive officers of the Company and the positions and offices held by such persons as of January 10, 2000 are as follows:

Name	Position with the Company	Age
Robert W. Cremin James J. Cich, Jr. Robert D. George Marcia J. M. Greenberg Larry A. Kring Stephen R. Larson	President and Chief Executive Officer Group Vice President Vice President and Chief Financial Officer Vice President, Human Relations Group Vice President Vice President, Strategy & Technology	59 38 43 47 59 55

      Mr. Cremin has been Chief Executive Officer since January 1999 and President since September 1997. From January 1991 to September 1997, he served in various executive positions including Chief Operating Officer, Executive Vice President, Senior Vice President and Group Executive. Mr. Cremin has an M.B.A. from the Harvard Business School and a B.S. degree in Metallurgical Engineering from Polytechnic Institute of Brooklyn.

      Mr. Cich has been Group Vice President since March 1998. Previously, he was Group Executive from February 1997 to February 1998. From June 1995 to February 1997, he was President, Chief Executive Officer and Director for WFI Industries, Ltd. From June 1988 to May 1995, he was President of Patton Electric Company, Inc. Mr. Cich has an M.B.A. from Harvard Business School and a B.S. degree in Industrial Engineering from the University of Washington.

      Mr. George has been Vice President and Chief Financial Officer since July 1999 and Treasurer and Controller since June 1997. From October 1995 to June 1997, he was Group Vice President Finance for Zurn Power Systems Group. Previously, he served as Vice President Finance for the Energy Division of Zurn Industries from March 1989 until October 1995. Mr. George has an M.B.A. from the Fuqua School of Business at Duke University and a B.A. degree from Drew University.

      Ms. Greenberg has been Vice President, Human Resources since March 1993. Previously, she was a Partner at the law firm of Bogle & Gates from January 1992 through February 1993 and an associate attorney from August 1984 through December 1991. Ms. Greenberg has a J.D. degree from Northwestern University School of Law and a B.A. degree from Portland State University.

      Mr. Kring has been Group Vice President since August 1993. From November 1978 to July 1993, he was President and Chief Executive Officer of Heath Tecna Aerospace Co., a unit of Ciba Composites Division, Anaheim, California. Mr. Kring has an M.B.A. from California State University at Northridge and a B.S. degree in Aeronautical Engineering from Purdue University. He is a director of Active Apparel Group, Inc.

      Mr. Larson was promoted to Vice President, Strategy & Technology in January 2000. Previously, he was Group Vice President from April 1991 through December 1999. From February 1978 to March 1991, he held various executive positions with Korry Electronics, a subsidiary of the Company, including President and Executive Vice President, Marketing. Mr. Larson has an M.B.A. degree from the University of Chicago and a B.S. degree in Electrical Engineering from Northwestern University.

Item 11.  Executive Compensation

      The Company hereby incorporates by reference the information set forth under "Executive Compensation" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 2, 2000, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 21, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The Company hereby incorporates by reference the information with respect to stock ownership set forth under "Security Ownership of Certain Beneficial Owners and Management" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 2, 2000, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 21, 2000.

Item 13.  Certain Relationships and Related Transactions

      None.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements.

      The following consolidated financial statements, together with the report thereon of Deloitte & Touche LLP, dated December 9, 1999, appearing on pages 32-53 of the Company's Annual Report to Shareholders for the year ended October 31, 1999, are hereby incorporated by reference:

      (a)(2) Financial Statement Schedules.

      The following additional financial data should be read in conjunction with the consolidated financial statements in the Annual Report to Shareholders for the year ended October 31, 1999:

      Independent Auditors' Report
      Schedule VIII-Valuation and Qualifying Accounts and Reserves, see page 21.

      (a)(3) Exhibits.

      See Exhibits Index on Pages 16-19.

      (b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of fiscal 1999.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION (Registrant)
By	/s/ Robert D. George Robert D. George Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Dated:  January 28, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert W. Cremin (Robert W. Cremin)	Director, President and Chief Executive Officer (Principal Executive Officer)	January 28, 2000 Date
/s/ Robert D. George (Robert D. George)	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	January 28, 2000 Date
/s/ Wendell P. Hurlbut (Wendell P. Hurlbut)	Director and Chairman	January 28, 2000 Date
/s/ Richard R. Albrecht (Richard R. Albrecht)	Director	January 28, 2000 Date
/s/ Gilbert W. Anderson (Gilbert W. Anderson)	Director	January 28, 2000 Date
/s/ Ross J. Centanni (Ross J. Centanni)	Director	January 28, 2000 Date
/s/ John F. Clearman (John F. Clearman)	Director	January 28, 2000 Date
/s/ Robert S. Cline (Robert S. Cline)	Director	January 28, 2000 Date
/s/ E. John Finn (E. John Finn)	Director	January 28, 2000 Date
/s/ Robert F. Goldhammer (Robert F. Goldhammer)	Director	January 28, 2000 Date
/s/ Jerry D. Leitman (Jerry D. Leitman)	Director	January 28, 2000 Date
/s/ Paul G. Schloemer (Paul G. Schloemer)	Director	January 28, 2000 Date
/s/ Malcolm T. Stamper (Malcolm T. Stamper)	Director	January 28, 2000 Date

Exhibit Number	Exhibit
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

3.3	By-laws of the Company, as amended and restated September 16, 1999.
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

10.9

Note Agreement, dated as of July 15, 1992 ("1992 Note Agreement"), among Esterline Technologies Corporation, certain of its subsidiaries, The Northwestern Mutual Life Insurance Company and New England Mutual Life Insurance Company relating to 8.75% Senior Notes due July 30, 2002 of Esterline Technologies Corporation and certain of its subsidiaries. (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1992 (Commission File Number 1-6357).)

10.9a

Amendment to Note Agreement, executed as of October 31, 1993, to the 1992 Note Agreement. (Incorporated by reference to Exhibit 10.9a to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 (Commission File Number 1-6357).)

10.9b

Amendment No. 1 to Note Agreement, effective September 30, 1998, to the 1992 Note Agreement. (Incorporated by reference to Exhibit 10.9b to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 (Commission File Number 1-6357).)

10.10

Compensation of Directors. (Incorporated by reference to first paragraph under "Other Information as to Directors" in the definitive form of the Company's Proxy Statement, relating to its 2000 Annual Meeting of Shareholders to be held on March 2, 2000, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 21, 2000.)

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

10.16h	Esterline Technologies Corporation Long-Term Incentive Compensation Plan, fiscal years 2000-2002.
10.19

Executive Officer Termination Protection Agreement. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 (Commission File Number 1-6357).)

10.20f	Esterline Technologies Corporation Corporate Management Incentive Compensation Plan for fiscal year 2000.
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

10.27

Note Purchase Agreement between Esterline Technologies Corporation and various life insurance companies for Senior Notes maturing from 2003-2008. (Incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999 (Commission File Number 1-6357).)

10.28

Executive Retirement Agreement between Esterline Technologies Corporation and Wendell P. Hurlbut dated January 19, 1999. (Incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999 (Commission File Number 1-6357).)

11	Schedule setting forth computation of earnings per share for the five fiscal years ended October 31, 1999.
13	Portions of the Annual Report to Shareholders for the fiscal year ended October 31, 1999, incorporated by reference herein.
21	List of subsidiaries.
23	Consent of Deloitte & Touche LLP.
27	Financial Data Schedule (EDGAR only).

Report of Independent Auditors

To the Shareholders and the Board of Directors
Esterline Technologies Corporation
Bellevue, Washington

We have audited the consolidated financial statements of Esterline Technologies Corporation ("the Company") as of October 31, 1999 and 1998, and for each of the three years in the period ended October 31, 1999, and have issued our report thereon dated December 9, 1999; such financial statements and report are included in the 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Seattle, Washington
December 9, 1999

ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

For Years Ended October 31, 1999, 1998 and 1997

Description	Balance at Beginning of Year	Deduction for Additions Charged to Income	Purpose for which Reserve was Created	Balance at End of Year
Reserve for Doubtful Accounts Receivable
Years Ended October 31
1999	$ 2,987	$ 744	$(1,498)	$ 2,233
1998	$ 2,860	$ 584	$ (457)	$ 2,987
1997	$ 4,084	$ 742	$(1,966)	$ 2,860

Inventory Valuation Reserves
Years Ended October 31
1999	$ 500	$ -	$ -	$ 500
1998	$ 500	$ -	$ -	$ 500
1997	$ 1,195	$ -	$ (695)	$ 500