Form 10-Q
period 2000-01-31
ESTERLINE TECHNOLOGIES CORP
filed 2000-03-06
CIK 33619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended    January 31, 2000

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

Yes    [X]            No     [   ]

As of March 2, 2000, 17,350,751 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of January 31, 2000 and October 31, 1999
(In thousands, except share amounts)

	January 31, 2000 (unaudited)	October 31, 1999
ASSETS
Current Assets

    Cash and equivalents
    Short-term investments
    Accounts receivable, net of allowances
      of $2,340 and $2,233 for doubtful accounts
    Inventories
        Raw materials and purchased parts
        Work in process
        Finished goods

	$ 26,061 7,669 70,431 32,307 31,197 12,709 76,213	$ 55,047 25,933 69,613 30,014 27,803 13,613 71,430
Deferred income taxes Prepaid expenses Total Current Assets	13,899 4,803 199,076	16,212 4,251 242,486
Property, Plant and Equipment Accumulated depreciation	197,365 106,553 90,812	193,275 103,936 89,339
Other Non-Current Assets
Goodwill, net Intangibles, net and other assets	141,167 16,157 $ 447,212	105,383 15,874 $ 453,082

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of January 31, 2000 and October 31, 1999
(In thousands, except share amounts)
(continued)

	January 31 2000 (unaudited)	October 31, 1999
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable Accrued liabilities Credit facilities Current maturities of long-term debt Federal and foreign income taxes Total Current Liabilities	$ 19,486 60,124 4,426 7,366 845 92,247	$ 16,918 65,974 5,138 7,249 6,299 101,578
Long-Term Liabilities
Long-term debt, net of current maturities Deferred income taxes	116,068 10,390	116,966 9,918
Commitments and Contingencies	--	--
Shareholders' Equity

    Common stock, par value $.20 per share,
      authorized 60,000,000 shares, issued and
      outstanding 17,350,751 and 17,342,374 shares
    Capital in excess of par value
    Retained earnings
    Accumulated other comprehensive income
        Total Shareholders' Equity

	3,470 46,812 183,779 (5,554) 228,507 $ 447,212	3,468 46,824 178,953 (4,625) 224,620 $ 453,082

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended January 31, 2000 and 1999
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended January 31,
	2000	1999
Sales Cost of Sales Expenses Selling, general & administrative Research, development & engineering	$104,248 66,240 38,008 23,957 4,943	$108,698 68,574 40,124 25,761 4,847
Total Expenses	28,900	30,608
Operating Earnings	9,108	9,516
Interest income Interest expense	(644) 2,036	(630) 2,173
Net Other Expense	1,392	1,543
Earnings Before Income Taxes	7,716	7,973
Income Tax Expense	2,890	2,916
Net Earnings	$ 4,826	$ 5,057

Net Earnings Per Share - Basic	$ .28	$ .29
Net Earnings Per Share - Diluted	$ .27	$ .29

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended January 31, 2000 and 1999
(Unaudited)
(In thousands)

Three Months Ended January 31,
	2000	1999

Cash Flows Provided (Used) by Operating Activities
    Net earnings
    Depreciation and amortization
    Deferred income taxes
    Working capital changes, net of effect of acquisitions
        Accounts receivable
        Inventories
        Prepaid expenses
        Accounts payable
        Accrued liabilities
        Federal and foreign income taxes
    Other, net

	$ 4,826 5,277 2,245 2,661 (1,899) (708) 613 (7,771) (5,426) 188 6	$ 5,057 5,073 3,970 11,886 (3,365) 20 (4,217) (8,866) (1,671) (419) 7,468
Cash Flows Provided (Used) by Investing Activities Capital expenditures Capital dispositions Sale of short-term investments Acquisition	(4,154) 125 18,264 (43,137) (28,902)	(3,906) 162 -- -- (3,744)
Cash Flows Provided (Used) by Financing Activities Net change in credit facilities Proceeds from sale of senior notes Repayment of bridge facility Repayment of long-term debt	(447) -- -- (449) (896)	(197) 100,000 (50,000) (203) 49,600
Effect of Exchange Rates Net Increase (Decrease) in Cash and Equivalents	806 (28,986)	(175) 53,149
Cash and Equivalents - Beginning of Period Cash and Equivalents - End of Period	55,047 $ 26,061	8,897 $ 62,046
Supplemental Cash Flow Information Cash paid during the period for Interest expense Income taxes	$ 3,353 5,300	$ 1,068 367

ESTERLINE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended January 31, 2000 and 1999

1.

The consolidated balance sheet as of January 31, 2000 and the consolidated statements of operations and cash flows for the quarters ended January 31, 2000 and 1999 are unaudited, but in the opinion of management all necessary adjustments have been made to present them fairly. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results for the full year.

2.

The notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	Classifications have been changed for certain amounts in the preceding period to conform with the current year's financial presentation.
4.	The Company's comprehensive income is as follows:
	Three Months Ended January 31,
	2000	1999
Net Earnings Foreign Currency Translation Adjustment Comprehensive Income	$ 4,826 (929) $ 3,897	$ 5,057 (865) $ 4,192

Item 2.    Management's Discussion and Analysis of Results of Operations,
                Liquidity and Capital Resources

Results of Operations

Quarter Ended January 31, 2000 Compared to Quarter Ended January 31, 1999

On December 21, 1999, the Company acquired Advanced Input Devices (A.I.D.), a privately held company with annual sales of approximately $40 million. The business is located in Coeur d'Alene, Idaho, and is a manufacturer of custom keyboards and other multifunction data input subsystems. This strategic acquisition is a part of the growth platform for high-end illuminated displays and custom panels, and is included in the Aerospace Segment. A.I.D. was accounted for under the purchase method of accounting and funded with available cash.

Net sales for the quarter ended January 31, by Segment, were as follows:

(In thousands)	Incr./(Decr.) from prior year	2000	1999
Aerospace Advanced Materials Automation Total Net Sales	21% (13)% (22)%	$ 47,471 28,721 28,056 $104,248	$ 39,356 33,161 36,181 $108,698

In Aerospace, improved sales were primarily from two new lines of business in the Segment this year--Muirhead for the full quarter and A.I.D. for one month. Advanced Materials sales continued to be impacted by short-term inventory balancing programs implemented late last year by certain customers. Automation sales improved for business related to printed circuit board ("PCB") manufacturing, but was offset by continued weakness in agriculture markets. The net decline reflects sales previously contributed by Federal--a line of business sold late in fiscal 1999.

Total gross margin as a percentage of net sales was 36% compared with 37% during the same period in 1999. Gross margins by segment ranged from 32% to 39% in the first quarter of 2000 compared with 30% to 41% during the same period in 1999. Factors affecting this gross margin comparison were unfavorable product mix, primarily in Advanced Materials; $1 million favorable resolution of previously reserved claims; and performance improvement in the PCB manufacturing operation.

Selling, general and administrative expenses decreased to 23% of net sales for the first quarter of 2000 from 24% for the same period in 1999. Excluding the favorable resolution of certain pension and litigation matters, selling, general and administrative expenses would have been $1.7 million higher, 25% of net sales. The Company maintained its commitment to research, development and related engineering during the first quarter, which resulted in spending of $4.9 million, representing 5% of sales, for the first quarter of 2000 compared with $4.8 million, or 4% of sales, for the same period in 1999.

Segment earnings (excluding corporate expenses) for the first quarter of 2000 decreased 5% to $12 million when compared with $12.7 million for the first quarter of 1999. Aerospace earnings increased 11% to $5.1 million for the first quarter of 2000 from $4.6 million in the first quarter of 1999, primarily due to recent acquisitions. Advanced Materials earnings were $6 million for the first quarter of 2000 compared with $8.6 million for the first quarter of 1999. The decrease is primarily attributable to the inventory balancing programs implemented by certain customers. The effect is most pronounced in specific business lines for Advanced Materials, primarily metal finishing and high-end elastomer products. Automation earnings improved $1.4 million to $919,000 for the first quarter of 2000 principally due to improvements in the Company's PCB equipment operation.

Interest income and expense were relatively constant as the average outstanding cash and debt balances remained at levels approximating first quarter of 1999.

The effective income tax rate for the first quarters of 2000 and 1999 was 37%.

Orders for the first quarter of 2000 totaled $117.2 million, compared with $104.7 million for the same period in 1999. Company-wide backlog at January 31, 2000 was $196.1 million, compared with $164.4 million at January 31, 1999. The increases were principally due to the addition of A.I.D. Both orders and backlog remained strong for the first quarter of 2000 when compared with the prior year. Approximately $47.4 million in backlog is scheduled to ship after fiscal 2000. All orders in backlog are subject to cancellation until delivery; the current strike at the Boeing Company could potentially impact the timing of orders in backlog as well as new orders if it continues for a significant length of time.

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

Liquidity and Capital Resources

Cash and equivalents on hand at January 31, 2000 totaled $26.1 million compared with $55 million at October 31, 1999. Short-term investments at January 31, 2000 totaled $7.7 million compared with $25.9 million at October 31, 1999. Net working capital decreased to $106.8 million at January 31, 2000 from $140.9 million at October 31, 1999. The changes are primarily related to the $43.2 million acquisition of A.I.D. in December 1999.

Capital expenditures for machinery, equipment and computers are anticipated to be approximately $21.5 million during 2000, compared with $15.6 million in 1999. Capital expenditures for the first quarter ended January 31, 2000 totaled $4.2 million.

Total debt at January 31, 2000 was $127.9 million, a decrease of $1.5 million from October 31, 1999. Total debt outstanding at January 31, 2000 consisted of $100 million under the Company's 1999 Senior Notes, $17.1 million under the Company's 8.75% Senior Notes, $1.6 million for revenue bonds and $9.2 million under various foreign currency debt agreements, including capital lease obligations. The 8.75% Senior Notes have a scheduled annual payment of $5.7 million, which will continue until maturity on July 30, 2002. The 1999 Senior Notes have maturities ranging from 5 to 10 years and interest rates from 6% to 6.77%. Management believes cash on hand, funds generated from operations and other available debt facilities are sufficient to fund operating cash requirements and capital expenditures through 2000.

Forward-Looking Statements

Certain statements in the above commentary and throughout this quarterly report on Form 10-Q contain forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve risks and uncertainties regarding matters that could significantly affect expected results, including information about industry trends, growth, orders, currency fluctuations, backlog, capital expenditures and cash requirements. The Company is susceptible to economic cycles and financial results can vary widely based on a number of factors, including domestic and foreign economic conditions and developments affecting specific industries and customers.

A significant portion of the sales and profitability of the Company's businesses is derived from aerospace, defense, computer, electronics, telecommunications, medical and agriculture equipment markets. The products sold by most of the Company's businesses represent capital investment or support for capital investment by either the initial customer or the ultimate end-user. Changes in general economic conditions or conditions in these and other specific industries, capital acquisition cycles and government policies, collectively or individually, can have a significant effect on the Company's results of operations and financial condition. Thus, actual results may vary materially from these forward-looking statements. The Company does not undertake any obligation to publicly release the results of any revisions that may be made to these forward-looking statements to reflect any future events or circumstances.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is a party to various lawsuits and claims, both as plaintiff and defendant, and has contingent liabilities arising from the conduct of business, none of which, in the opinion of management, is expected to have a material effect on the Company's financial position or results of operations. The Company believes that it has made adequate provisions for contingent liabilities.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held on March 2, 2000, shareholders approved the following proposal:

(a)	The election of the following directors for three-year terms expiring at the 2002 annual meeting:
Votes Cast
	Name	For	Withheld
	Ross J. Centanni Robert S. Cline Wendell P. Hurlbut	15,290,490 15,220,326 15,224,164	322,118 322,282 318,444

Current directors whose terms are continuing after the 2000 annual meeting are Richard R. Albrecht, John F. Clearman, Robert W. Cremin, E. John Finn, Robert F. Goldhammer, Jerry D. Leitman, and Paul G. Schloemer .

There were no broker non-votes on the above proposal.

Item 6.    Exhibits and Reports on Form 8-K

      (a)    Exhibits.

Exhibit Number	Exhibit
11.	Schedule setting forth computation of basic and diluted earnings per common share for the three months ended January 31, 2000 and 1999.
27.	Financial Data Schedule (EDGAR Only).

      (b)    Reports on Form 8-K.

               There were no reports filed on Form 8-K during the first quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Esterline Technologies Corporation (Registrant)
Date: March 6, 2000	By:	/s/Robert D. George Robert D. George Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)