Form 10-Q
period 2000-04-30
ESTERLINE TECHNOLOGIES CORP
filed 2000-06-09
CIK 33619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    April 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

As of June 2, 2000, 17,366,140 shares of the issuer's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of April 30, 2000 and October 31, 1999
(In thousands, except share amounts)

	April 30, 2000 (unaudited)	October 31, 1999

ASSETS
Current Assets
    Cash and equivalents
    Short-term investments
    Accounts receivable, net of allowances
            of $2,378 and $2,233 for doubtful accounts
    Inventories
            Raw materials and purchased parts
            Work in process
            Finished goods

	$ 40,612 997 73,872 31,558 31,265 13,481 76,304	$ 55,047 25,933 69,613 30,014 27,803 13,613 71,430
Deferred income taxes Prepaid expenses Total Current Assets	14,949 4,497 211,231	16,212 4,251 242,486
Property, Plant and Equipment Accumulated depreciation Other Non-Current Assets Goodwill, net Intangibles, net and Other Assets	198,155 (109,079) 89,076 141,356 15,884 $ 457,547	193,275 (103,936) 89,339 105,383 15,874 $ 453,082

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of April 30, 2000 and October 31, 1999
(In thousands, except share amounts)

	April 30, 2000 (unaudited)	October 31, 1999

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable
    Accrued liabilities
    Credit facilities
    Current maturities of long-term debt
    Federal and foreign income taxes
            Total Current Liabilities
Long-Term Liabilities
    Long-term debt, net of current maturities
    Deferred income taxes

	$ 20,655 63,728 2,171 7,059 5,004 98,617 115,747 10,308	$ 16,918 65,974 5,138 7,249 6,299 101,578 116,966 9,918
Commitments and Contingencies	-	-

Shareholders' Equity
    Common stock, par value $.20 per share,
            authorized 60,000,000 shares, issued and
            outstanding 17,362,395 and 17,342,374 shares
    Capital in excess of par value
    Retained earnings
    Accumulated other comprehensive loss
            Total Shareholders' Equity

	3,472 46,849 190,716 (8,162) 232,875 $ 457,547	3,468 46,824 178,953 (4,625) 224,620 $ 453,082

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Six Months ended April 30, 2000 and 1999
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2000	1999	2000	1999
Net Sales Cost of Sales	$122,146 77,184 44,962	$116,121 71,164 44,957	$226,394 143,424 82,970	$224,819 139,738 85,081
Expenses Selling, general & administrative Research, development & engineering	27,368 4,921	26,714 5,807	51,325 9,864	52,475 10,654
Total Expenses	32,289	32,521	61,189	63,129
Operating Earnings	12,673	12,436	21,781	21,952
Interest income Interest expense	(499) 2,084	(823) 2,265	(1,143) 4,120	(1,453) 4,438
Net Other Expense	1,585	1,442	2,977	2,985
Earnings Before Income Taxes	11,088	10,994	18,804	18,967
Income Tax Expense	4,151	3,852	7,041	6,768
Net Earnings	$ 6,937	$ 7,142	$ 11,763	$ 12,199
Net Earnings Per Share - Basic	$ .40	$ .41	$ .68	$ .70
Net Earnings Per Share - Diluted	$ .40	$ .40	$ .67	$ .69

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended April 30, 2000 and 1999
(Unaudited)
(In thousands)

Six Months Ended April 30,
	2000	1999

Cash Flows Provided (Used) by Operating Activities
    Net earnings
    Depreciation and amortization
    Deferred income taxes
    Working capital changes, net of effect of acquisitions
        Accounts receivable
        Inventories
        Prepaid expenses
        Accounts payable
        Accrued liabilities
        Federal and foreign income taxes
    Other, net

	$ 11,763 10,701 1,113 (1,114) (2,878) (501) 2,002 (3,767) (1,299) 686 16,706	$ 12,199 10,644 3,063 12,369 (5,581) (1,467) (5,333) (8,461) 2,173 (465) 19,141
Cash Flows Provided (Used) by Investing Activities Capital expenditures Capital dispositions Sale of short-term investments Purchase of short-term investments Acquisitions	(7,029) 351 24,936 - (46,022) (27,764)	(8,683) 33 - (5,823) - (14,473)
Cash Flows Provided (Used) by Financing Activities Net change in credit facilities Proceeds from sale of senior notes Repayment of bridge facility Repayment of long-term obligations	(2,670) - - (815) (3,485)	(571) 100,000 (50,000) (566) 48,863
Effect of Exchange Rates Net Increase (Decrease) in Cash and Equivalents	108 (14,435)	(324) 53,207
Cash and Equivalents - Beginning of Period Cash and Equivalents - End of Period	55,047 $ 40,612	8,897 $ 62,104
Supplemental Cash Flow Information Cash paid during the period for Interest expense Income taxes	$ 4,205 5,440	$ 2,453 914

ESTERLINE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended April 30, 2000 and 1999

1.

The consolidated balance sheet as of April 30, 2000, the consolidated statements of operations for the three and six months ended April 30, 2000 and 1999, and the consolidated statement of cash flows for the six months ended April 30, 2000 and 1999 are unaudited, but in the opinion of management all of the necessary adjustments have been made to present fairly the financial statements referred to above. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results for the full year.

2.

The notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	Classifications have been changed for certain amounts in the preceding period to conform to the current period's financial presentation.
4.	The Company's comprehensive income is as follows:
	Three Months Ended April 30,		Six Months Ended April 30,
	2000	1999	2000	1999
Net Earnings Foreign Currency Translation Adj. Comprehensive Income	$ 6,937 (2,608) $ 4,329	$ 7,142 (1,304) $ 5,838	$ 11,763 (3,537) $ 8,226	$ 12,199 (2,169) $ 10,030

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations

Results of Operations

Quarter Ended April 30, 2000 Compared to Quarter Ended April 30, 1999

Net sales for the quarter ended April 30, by segment, were as follows:
(In thousands)

	Incr./(Decr.) from prior year	2000	1999
Aerospace Advanced Materials Automation Total Net Sales	39% (3)% (27)%	$ 61,337 32,769 28,040 $ 122,146	$ 44,088 33,825 38,208 $ 116,121

Net sales for the second quarter of 2000 were up 5% from the same prior year period. By segment, Aerospace sales increased 39% primarily as a result of two recent acquisitions--Muirhead and A.I.D. Advanced Materials sales were down slightly when comparing second quarter of 2000 with second quarter of 1999; however, sales have improved when compared with the past three quarters. Management believes that sales in this segment during the last 12 months have been impacted by short-term inventory balancing programs by certain customers, and that the segment's recent sales improvement indicates that the effect of these programs was lessening. The decrease in Automation sales was primarily due to the divestiture of Federal Products--an operation sold late in fiscal 1999. Excluding the impact of Federal, sales were up 6%. Sales related to printed circuit board ("PCB") manufacturing continued to improve this quarter while sales to agriculture markets remained weak.

Total gross margin as a percentage of net sales was 37% for the second quarter of 2000 compared with 39% for the second quarter of 1999. Segment gross margins ranged from 35% to 40% for the second quarter of 2000 compared with 34% to 42% during the same period in 1999. Factors affecting the gross margin comparison were unfavorable product mix in Aerospace and Advanced Materials, offset by improvement in PCB manufacturing operations.

Selling, general and administrative expenses decreased to 22% of sales for the second quarter of 2000 compared with 23% for the prior year period. Research, development and engineering spending was $4.9 million, or 4% of sales, for the second quarter of 2000 compared with $5.8 million, or 5% of sales, for the second quarter of 1999. Spending for research, development and engineering was down for the quarter as certain projects began to transition from prototype to production.

Segment earnings (operating earnings excluding corporate expenses) for the second quarter of 2000 were essentially unchanged from the same period in 1999 at $15.7 million. By segment, Aerospace earnings increased 52% to $8.2 million for the second quarter of 2000 from $5.4 million in the first quarter of 1999, primarily due to recent acquisitions. Advanced Materials earnings were $7.3 million for the second quarter of 2000 compared with $9.2 million for the second quarter of 1999. Specific operations in Advanced Materials, primarily metal finishing and high-end elastomer products, continued to be impacted by customer inventory balancing programs. Automation earnings decreased $603,000 to $205,000 for the second quarter of 2000. The decrease is primarily related to weak agricultural business partially offset by improvements in PCB manufacturing business.

Interest expense decreased 8% to $2.1 million in the second quarter. Interest income decreased $324,000 from the second quarter of 1999 to the second quarter of 2000, primarily due to lower levels of cash available for investing.

The effective income tax rate for the second quarter of 2000 was 37% compared with 35% during the same period last year. The change in effective tax is primarily related to state tax benefits recorded in 1999.

New orders for the second quarter of 2000 were $156.6 million compared with $135 million for the same period in 1999. The increase in new orders was primarily attributable to products in the Aerospace segment.

Six Months Ended April 30, 2000 Compared to Six Months Ended April 30, 1999

Year-to-date net sales ended April 30, by segment, were as follows:
(In thousands)

	Incr./(Decr.) from prior year	2000	1999
Aerospace Advanced Materials Automation Total Net Sales	30% (8)% (25)%	$ 108,808 61,490 56,096 $ 226,394	$ 83,444 66,986 74,389 $ 224,819

Sales for the first half of 2000 increased slightly compared with the prior year. The primary change when comparing sales year-to-date is in the mix by segment. Aerospace sales benefited from sales contributed by recent acquisitions. Advanced Materials sales reflect the delay in sales due to customer related inventory balancing programs. The decrease in Automation sales was primarily due to the divestiture of Federal. Excluding Federal, Automation sales improved 5% due to improved business related to PCB manufacturing equipment. Sales to agriculture markets remained weak.

Total gross margin as a percentage of net sales was 37% for the first half of 2000 compared with 38% for the first half of 1999. Segment gross margins ranged from 34% to 38% compared with 32% to 41% during the same period in 1999.

Selling, general and administrative expenses were 23% of net sales for the first half of both 2000 and 1999. Research, development and engineering spending was $9.9 million for the first half of 2000 compared with $10.7 million for the same period in 1999.

Segment earnings (operating earnings excluding corporate expenses) for the first half of 2000 decreased slightly to $27.7 million when compared with $28.1 million for the first half of 1999. Aerospace earnings increased 33% to $13.4 million for the first half of 2000 from $10 million in the first half of 1999, primarily due to acquisitions. Advanced Materials earnings were $13.2 million for the first half of 2000 compared with $17.8 million for the first half of 1999. Specific operations in Advanced Materials, primarily metal finishing and high-end elastomer products, were impacted by customer inventory balancing programs. Automation earnings improved $820,000 to $1.1 million for the first half of 2000; improvements in the Company's PCB equipment operation were partially offset by decreases in agriculture related equipment manufacturing.

Interest income and expense decreased slightly to $1.1 million and $4.1 million for the first half of 2000, respectively, compared with $1.5 million and $4.4 million for the first half of 1999, respectively.

New orders for the first half of 2000 were $273.8 million compared with $239.7 million for the same period in 1999. Company-wide backlog at April 30, 2000 was $230.6 million compared with $183.3 million at April 30, 1999. The increase in backlog year-over-year was related to several items including orders for product related to combustible ordinance, the acquisitions of A.I.D. and Muirhead, and improved order trends in aerospace products. Approximately $91 million in backlog is scheduled for delivery after fiscal 2000. Most orders in backlog are subject to cancellation until delivery.

Liquidity and Capital Resources

Cash and equivalents on hand and short-term investments at April 30, 2000 totaled $40.6 million and $1 million, respectively, a decrease of $14.4 million and $24.9 million, respectively, from October 31, 1999. Decreases in cash and net working capital are primarily attributable to expenditures for acquisitions completed in the first half of 2000. Net working capital decreased to $112.6 million at April 30, 2000 from $140.9 million at October 31, 1999.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $21.5 million during fiscal 2000, compared with $15.6 million in fiscal 1999. Capital expenditures through the six months ended April 30, 2000 totaled $7 million and were primarily for enhancements to computer technology and machinery and equipment.

Total debt at April 30, 2000 was $125 million, a decrease of $4.4 million from October 31, 1999, principally related to foreign debt agreements. Total debt outstanding at April 30, 2000 consisted of $100 million under the Company's 1999 Senior Notes, $17.1 million under the Company's 8.75% Senior Notes, $1.6 million for revenue bonds and $6.3 million under various foreign currency debt agreements, including capital lease obligations. The 8.75% Senior Notes have a scheduled annual payment of $5.7 million, which will continue until maturity on July 30, 2002. The 1999 Senior Notes have maturities ranging from 5 to 10 years and interest rates from 6% to 6.77%. Management believes cash on hand and funds generated from operations will adequately service operating cash requirements and capital expenditures through 2000.

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

A significant portion of the sales and profitability of the Company's businesses is derived from aerospace, defense, computer, electronics, telecommunications, medical and heavy equipment markets. The products sold by most of the Company's operations represent capital investment or support for capital investment by either the initial customer or the ultimate end-user. Changes in general economic conditions or conditions in these and other specific industries, capital acquisition cycles and government policies, collectively or individually, can have a significant effect on the Company's results of operations and financial condition. Thus, actual results may vary materially from these forward-looking statements. The Company does not undertake any obligation to publicly release the results of any revisions that may be made to these forward-looking statements to reflect any future events or circumstances.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is a party to various lawsuits and claims, both as plaintiff and defendant, and has contingent liabilities arising from the conduct of business, none of which, in the opinion of management, is expected to have a material effect on the Company's financial position or results of operations. The Company believes that it has made appropriate and adequate provisions for contingent liabilities.

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

Current directors whose terms were continuing after the 2000 annual meeting are Richard R. Albrecht, John F. Clearman, Robert W. Cremin, E. John Finn, Robert F. Goldhammer, Jerry D. Leitman, and Paul G. Schloemer.

There were no broker non-votes on the above proposal.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits.
	11.	Schedule setting forth computation of basic and diluted earnings per common share for the three and six months ended April 30, 2000 and 1999.
	27.	Financial Data Schedule (EDGAR Only).
(b)	Reports on Form 8-K.
The Company filed a report on Form 8-K under Item 4 on April 25, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Esterline Technologies Corporation (Registrant)

Dated: June 9, 2000	By:	/s/Robert D. George Robert D. George Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)