Form 10-Q
period 2000-07-31
ESTERLINE TECHNOLOGIES CORP
filed 2000-09-08
CIK 33619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________________________

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _________________________

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

Yes [X]          No [   ]

As of August 30, 2000, 17,409,654 shares of the issuer's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of July 31, 2000 and October 31, 1999
(In thousands, except share amounts)

ASSETS	July 31, 2000 (unaudited)	October 31, 1999
Current Assets

    Cash and equivalents
    Short-term investments
    Accounts receivable, net of allowances
        of $2,334 and $2,233 for doubtful accounts
    Inventories
        Raw materials and purchased parts
        Work in process
        Finished goods

	$ 37,910 1,000 80,572 31,782 30,868 13,374 76,024	$ 55,047 25,933 69,613 30,014 27,803 13,613 71,430
Deferred income taxes Prepaid expenses Total Current Assets	15,760 3,980 215,246	16,212 4,251 242,486
Property, Plant and Equipment Accumulated depreciation	202,108 (112,523) 89,585	193,275 (103,936) 89,339
Other Non-Current Assets Goodwill, net Intangibles, net and Other Assets	139,614 17,928 $ 462,373	105,383 15,874 $ 453,082

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of July 31, 2000 and October 31, 1999
(In thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY	July 31, 2000 (unaudited)	October 31, 1999
Current Liabilities
Accounts payable Accrued liabilities Credit facilities Current maturities of long-term debt Federal and foreign income taxes Total Current Liabilities	$ 19,384 65,235 3,390 7,076 2,428 97,513	$ 16,918 65,974 5,138 7,249 6,299 101,578
Long-Term Liabilities
Long-term debt, net of current maturities Deferred income taxes	114,186 9,957	116,966 9,918
Commitments and Contingencies	-	-
Shareholders' Equity

    Common stock, par value $.20 per share,
        authorized 60,000,000 shares, issued and
        outstanding 17,409,654 and 17,342,374 shares
    Capital in excess of par value
    Retained earnings
    Accumulated other comprehensive loss
        Total Shareholders' Equity

	3,482 46,662 200,410 (9,837) 240,717 $ 462,373	3,468 46,824 178,953 (4,625) 224,620 $ 453,082

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Nine Months ended July 31, 2000 and 1999
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2000	1999	2000	1999
Net Sales Cost of Sales	$ 126,033 69,323 45,791	$ 112,748 80,242 43,425	$ 352,427 223,666 128,761	$ 337,567 209,061 128,506
Expenses Selling, general & administrative Research, development & engineering	27,032 5,405	27,004 5,989	78,357 15,269	79,479 16,643
Total Expenses	32,437	32,993	93,626	96,122
Operating Earnings	13,354	10,432	35,135	32,384
Gain on sale of business Interest income Interest expense	(2,591) (535) 2,059	- (712) 2,266	(2,591) (1,678) 6,179	- (2,165) 6,704
Net Other (Income) Expense	(1,067)	1,554	1,910	4,539
Earnings Before Income Taxes	14,421	8,878	33,225	27,845
Income Tax Expense	4,727	2,926	11,768	9,694
Net Earnings	$ 9,694	$ 5,952	$ 21,457	$ 18,151
Net Earnings Per Share - Basic	$ .56	$ .34	$ 1.24	$ 1.05
Net Earnings Per Share - Diluted	$ .55	$ .34	$ 1.22	$ 1.03

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended July 31, 2000 and 1999
(Unaudited)
(In thousands)

Nine Months Ended July 31,
	2000	1999

Cash Flows Provided (Used) by Operating
        Activities
    Net earnings
    Gain on sale of business
    Depreciation and amortization
    Deferred income taxes
    Working capital changes, net of effect of
            acquisitions
        Accounts receivable
        Inventories
        Prepaid expenses
        Accounts payable
        Accrued liabilities
        Federal and foreign income taxes
    Other, net

	$ 21,457 (2,591) 15,788 (49) (8,036) (2,531) 15 703 (2,226) (3,859) 1,023 19,694	$ 18,151 - 15,652 4,446 10,372 (9,715) (1,257) (4,528) (8,741) (365) (302) 23,713
Cash Flows Provided (Used) by Investing Activities Capital expenditures Capital dispositions Sale of short-term investments Purchase of short-term investments Acquisitions	(11,374) 498 24,933 - (46,022) (31,965)	(13,057) 38 - (15,087) - (28,106)
Cash Flows Provided (Used) by Financing Activities Net change in credit facilities Proceeds from sale of senior notes Repayment of bridge facility Repayment of long-term obligations	(1,340) - - (2,392) (3,732)	318 100,000 (50,000) (6,299) 44,019
Effect of Changes in Exchange Rates Net Increase (Decrease) in Cash and Equivalents Cash and Equivalents - Beginning of Period Cash and Equivalents - End of Period	(1,134) (17,137) 55,047 $ 37,910	(271) 39,355 8,897 $ 48,252
Supplemental Cash Flow Information Cash paid during the period for Interest Income taxes	$ 7,511 6,850	$ 6,547 5,604

ESTERLINE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended July 31, 2000 and 1999

1.

The consolidated balance sheet as of July 31, 2000, the consolidated statements of operations for the three and nine months ended July 31, 2000 and 1999, and the consolidated statement of cash flows for the nine months ended July 31, 2000 and 1999 are unaudited, but in the opinion of management, all of the necessary adjustments have been made to present fairly the financial statements referred to above. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results for the full year.

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
4.

The gain on sale of business relates to the curtailment of retirement benefits of certain Federal Products Co. employees resulting from the October 28, 1999 sale of that operation. This gain increased net earnings per share on a diluted basis by $.10 for the third quarter and year-to-date.

5.	The Company's comprehensive income is as follows:
	Three Months Ended July 31,		Nine Months Ended July 31,
	2000	1999	2000	1999
Net Earnings Foreign Currency Translation Adj. Comprehensive Income	$ 9,694 (1,675) $ 8,019	$ 5,952 201 $ 6,153	$ 21,457 (5,212) $ 16,245	$ 18,151 (1,968) $ 16,183
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended July 31, 2000 Compared to Quarter Ended July 31, 1999

Net sales for the quarter ended July 31, by segment, were as follows:
(In thousands)

	Incr./(Decr.) from prior year period	2000	1999
Aerospace Advanced Materials Automation Total Net Sales	34% 5% (9)%	$ 59,561 32,249 34,223 $ 126,033	$ 44,380 30,656 37,712 $ 112,748

Overall net sales for the third quarter of 2000 were up 12% from the same prior year period. Sales in the Aerospace segment were significantly higher when compared to the prior year period, primarily due to the acquisitions of Muirhead and A.I.D. Advanced Materials sales increased over the prior year period primarily due to production shipments from a new government contract related to combustible ordnance. Automation sales decreased $3.5 million overall. Excluding the impact of Federal-an operation sold in late fiscal 1999-sales were up $6.1 million, or 22%. This increase was primarily due to sales of printed circuit board ("PCB") drilling equipment which improved compared to the prior year period.

Total gross margin as a percentage of net sales was 36% for the third quarter of 2000 compared with 39% for the third quarter of 1999. Segment gross margins ranged from 36% to 38% for the third quarter of 2000 compared with 36% to 42% during the same period in 1999. The gross margin range declined primarily due to changes in product mix for Aerospace. Certain operations in the Aerospace segment have technological leadership positions gained through significant investments in research and development. This leadership position supports enhanced margins. Some of the more recent acquisitions are not as reliant on technological advantages or expenditures on research and development, consequently, the margins for these operations are lower.

Selling, general and administrative expenses totaled $27 million for the third quarter of 2000 and 1999, or 21% of sales for the third quarter of 2000 compared with 24% for the prior year period. Research, development and engineering spending was $5.4 million, or 4% of sales, for the third quarter of 2000 as certain projects continue to transition from prototype to production. In the third quarter of 1999 similar spending was $6 million, or 5% of sales.

Segment earnings (operating earnings excluding corporate expenses) for the third quarter of 2000 increased for all three segments and totaled $16.7 million-a 23% improvement overall. By segment, Aerospace earnings increased to $6.9 million for the third quarter of 2000 from $6.4 million in the third quarter of 1999. Advanced Materials earnings were $6.1 million for the third quarter of 2000 compared with $5.6 million for the third quarter of 1999. Automation earnings were $3.6 million for the third quarter of 2000 compared with $1.6 million for the third quarter of 1999. In the third quarter of 1999, Automation segment earnings were attributable to Federal Products-sold in late fiscal 1999. Excluding Federal, the increase in Automation segment earnings was primarily related to improvements in business related to PCB markets.

The $2.6 million gain on sale of business relates to the curtailment of retirement benefits for certain Federal Products employees resulting from the October 28, 1999 sale of that operation. For purposes of the benefit calculations, credited service under the plan was frozen as of the date of sale.

The effective income tax rate for the third quarter of both 2000 and 1999 was 33%. When compared to the previous quarters of 2000, the effective income tax rate benefited from the availability of certain tax credits.

New orders for the third quarter of 2000 were $131.2 million compared with $110 million for the same period in 1999. The increase in new orders was primarily attributable to the Aerospace segment.

Nine Months Ended July 31, 2000 Compared to Nine Months Ended July 31, 1999

Net sales for the nine months ended July 31, by segment, were as follows:
(In thousands)

	Incr./(Decr.) from prior year period	2000	1999
Aerospace Advanced Materials Automation Total Net Sales	32% (4)% (19)%	$ 168,369 93,739 90,319 $ 352,427	$ 127,824 97,642 112,101 $ 337,567

Overall net sales for the first nine months of 2000 increased 4% when compared with the prior year period. The primary change when comparing year-to-date sales continued to be the mix by segment. Aerospace benefited from sales contributed by recent acquisitions. Advanced Materials has been impacted by delays in sales due to customer related inventory rebalancing programs. The Company believes, based on recent order trends experienced in these operations, that these rebalancing programs are ending. The decrease in Automation sales was primarily due to the divestiture of Federal. Excluding Federal, Automation sales improved 11% due to improved business related to PCB manufacturing equipment, offset by the weak sales of equipment to agriculture markets.

Total gross margin as a percentage of net sales was 37% for the first nine months of 2000 compared with 38% for the first nine months of 1999. Segment gross margins ranged from 35% to 37% compared with 34% to 41% during the same period in 1999. Gross margin ranges for 2000 were lower when compared to 1999 primarily due to recent acquisitions in the Aerospace segment; the new acquisitions have a product mix which is somewhat different than the Company's traditional Aerospace operations. These new operations compete on a different technological basis and therefore their gross margins are lower than those that have been typical of the Company's Aerospace segment operations.

Selling, general and administrative expenses were 22% of net sales for the first nine months of 2000 compared with 24% for the first nine months of 1999. Research, development and engineering spending was $15.3 million for the first nine months of 2000 compared with $16.6 million for the same period in 1999.

Segment earnings (operating earnings excluding corporate expenses) for the first nine months of 2000 increased to $44.4 million compared with $41.7 million for the first nine months of 1999. Aerospace earnings increased 23% to $20.3 million for the first nine months of 2000 from $16.4 million in the first nine months of 1999, primarily due to acquisitions. Advanced Materials earnings were $19.4 million for the first nine months of 2000 compared with $23.4 million for the first nine months of 1999. Specific operations in Advanced Materials, primarily metal finishing and high-end elastomer products, were impacted by customer inventory balancing programs during the first part of 2000. Automation earnings improved $2.9 million to $4.8 million for the first nine months of 2000; decreases in agriculture related equipment manufacturing were partially offset by improvements in the Company's PCB equipment operations.

Interest income and expense decreased to $1.7 million and $6.2 million for the first nine months of 2000, respectively, compared with $2.2 million and $6.7 million for the first nine months of 1999, respectively.

New orders for the first nine months of 2000 were $405 million compared with $349.7 million for the same period in 1999. Company-wide backlog at July 31, 2000 was $235.8 million compared with $180.5 million at July 31, 1999. The increase in backlog year-over-year relates to several items including orders for combustible ordinance products, the effect of the acquisitions of A.I.D. and Muirhead, and improved order trends in aerospace products. Approximately $134.2 million in backlog is scheduled for delivery after fiscal 2000. Most orders in backlog are subject to cancellation until delivery.

Liquidity and Capital Resources

Cash and equivalents on hand and short-term investments at July 31, 2000 totaled $37.9 million and $1 million, respectively, a decrease of $17.1 million and $24.9 million, respectively, from October 31, 1999. Decreases in cash and net working capital are primarily attributable to expenditures for acquisitions completed during the first half of 2000. Net working capital decreased to $117.7 million at July 31, 2000 from $140.9 million at October 31, 1999.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $15.5 million during fiscal 2000, compared with $15.6 million spent in fiscal 1999. Capital expenditures through the nine months ended July 31, 2000 totaled $11.4 million and were primarily for enhancements to computer technology and machinery and equipment.

Total debt at July 31, 2000 was $124.7 million, a decrease of $4.7 million from October 31, 1999 principally due to repayments of foreign debt. During the third quarter of 2000, the Company retired its outstanding revenue bonds-a total of $1.6 million. Total debt outstanding at July 31, 2000 consisted of $100 million under the Company's 1999 Senior Notes, $17.1 million under the Company's 8.75% Senior Notes, and $7.6 million under various foreign currency debt agreements, including capital lease obligations. The 8.75% Senior Notes have a scheduled annual payment of $5.7 million, which will continue until maturity on July 30, 2002. The 1999 Senior Notes have maturities ranging from 5 to 10 years and interest rates from 6% to 6.77%. Management believes cash on hand and funds generated from operations will adequately service operating cash requirements and capital expenditures through 2000.

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

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
	3.2	By-laws of the Company, as amended and restated June 8, 2000.
	11.	Schedule setting forth computation of basic and diluted earnings per common share for the three and nine months ended July 31, 2000 and 1999.
	27.	Financial Data Schedule (EDGAR Only).
(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Esterline Technologies Corporation (Registrant)
Dated: September 8, 2000	By: /s/Robert D. George Robert D. George Vice President, Chief Financial Officer Secretary and Treasurer (Principal Financial and Accounting Officer)