Form 10-K
period 2000-10-27
ESTERLINE TECHNOLOGIES CORP
filed 2001-01-19
CIK 33619

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 27, 2000

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of January 2, 2001, 17,427,301 shares of the Registrant's common stock were outstanding. The aggregate market value of such common stock held by non-affiliates at such date was $431,325,700 (based upon the closing sales price of $24.75 per share).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for Fiscal Year ended October 27, 2000—Parts I, II and IV.

Portions of Definitive Proxy Statement relating to the 2001 Annual Meeting of Shareholders, to be held on March 7, 2001—Part III.

PART I

This Report includes a number of forward-looking statements that reflect the Company's current views with respect to future events and financial performance. Please refer to the section addressing forward-looking information on page 7 for further discussion.

Item 1. Business

(a) General Development of Business.

Esterline, a Delaware corporation formed in 1967, is a specialized manufacturing company principally serving aerospace and defense customers and electronic equipment manufacturers. We design, manufacture and market highly engineered products and systems for applications within the industries we serve. Our strategic growth plan revolves around the development of three key technologies—sensors and controls, illuminated displays and specialized high-performance materials.

As part of our long-term strategic direction, we strive to anticipate the global needs of our customers and to respond with comprehensive solutions worldwide. This effort has resulted in establishing strategic realignments of operations providing the capability to offer a more extensive product line to each customer through a single contact. As part of our strategy, during the past fiscal year, we acquired a manufacturer of custom keyboard and other multi-function data input subsystems, Advanced Input Devices Co., A.I.D. This acquisition expanded our high-end illuminated displays and custom panels operations.

We view and operate our business in three different segments: Aerospace, Advanced Materials and Automation. We primarily serve aerospace and defense customers with manufactured products such as high-end components for avionics, propulsion and guidance systems, and high-performance elastomers and other complex materials in the Aerospace and Advanced Materials segments. The Automation segment serves electronic equipment customers with printed circuit board, PCB, drilling equipment and heavy equipment manufacturing customers with automated machine tools for cutting and punching plate metal.

(b) Financial Information about Industry Segments.

A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to the Company's business segments for fiscal years 1998, 1999, and 2000 is incorporated herein by reference to Note 11 to the Company's Consolidated Financial Statements (pages 46-49) of the Annual Report to Shareholders for the fiscal year ended October 27, 2000.

(c) Narrative Description of Business.

Specific comments covering all of the Company's segments and operations are set forth below.

Aerospace.  Principal operations for our Aerospace business segment are conducted through Auxitrol which specializes in the development and manufacture of sensors and controls, and Korry which specializes in cockpit components.

Sensors & Controls

We have important market positions in both the United States and Europe in the manufacture of high-precision temperature and pressure sensing devices, hydraulic controls, micro-motors and motion control sensors used primarily in aerospace applications. In addition, we are the sole source supplier of exhaust gas temperature probes for use on all versions of the GE/Snecma CFM 56 jet engines (over 10,000 of which are currently in use on all new generation Boeing 737 aircraft and most Airbus models). The principal customers for our sensors and controls are jet engine manufacturers, airframe manufacturers, shipbuilders, petroleum companies and electric utilities. Customers for our products include Aerospatiale, Airbus, Aircraft Braking Systems, British Ministry of Defence, General Electric, Honeywell, Parker Hannifin and Snecma.

Cockpit Components

We are a market leader in the development, marketing and manufacturing of sophisticated high reliability components and subsystems. These products include illuminated push button switches, indicators, panels and keyboards that are used in a broad variety of control and display applications. They have been integrated into many existing aircraft designs, including every Boeing commercial aircraft currently in production. This large installed base provides us with a significant spare parts and retrofit business. In addition, we manufacture control sticks, grips and wheels, as well as specialized switching systems. In this area, we primarily serve commercial and military aviation, and airborne and ground-based military equipment manufacturing markets.

Our proprietary products provide customers with significant technological advantages in such areas as night vision, a critical operational requirement, and backlighting for active-matrix liquid-crystal displays, a technology enabling pilots to read display screens in a variety of light conditions as well as from extreme angles. Our products are incorporated in a wide variety of programs including the Apache and Black Hawk helicopters and the F-117 Stealth, C-17, F-14, F-15, F-16 and F-18 fixed wing military aircraft, as well as Canadair, Cessna, Gulfstream and Saab business jets. Customers for our products include Boeing, Bombardier, Embraer Aircraft, Honeywell, Lockheed Martin, Raytheon Aircraft, Rockwell, Sikorsky, Smiths Industries and the US Department of Defense, DoD.

Advanced Materials.  Principal operations for our Advanced Materials business segment are conducted through Kirkhill-TA which specializes in the design and manufacture of high-performance elastomer products, and Armtec which specializes in the manufacture of molded fiber cartridge cases, mortar increments, igniter tubes and other combustible ammunition components.

Specialized High-Performance Applications

We specialize in the development of proprietary formulations for silicon rubber and other elastomer products. Our elastomer products are engineered to address specific customer problems where superior performance in high temperature, high pressure, caustic, abrasive and other difficult environments is critical. These products include specialty clamps, seals, tubing and coverings, which are designed in custom molded shapes. Our primary customers for these products are jet and rocket engine manufacturers, commercial and military airframe manufacturers, as well as commercial airlines. Some of the products include proprietary elastomers that are specifically designed for use on or near a jet engine. Customers for our products include BF Goodrich, Boeing, General Electric, Honeywell, Kapco, Pratt & Whitney and Thiokol.

Other Defense Applications

We manufacture molded fiber cartridge cases, mortar increments, igniter tubes and other combustible ammunition components for the US Armed Forces, in addition to licensing such technology to foreign defense contractors and governments. Through sales to prime contractors, Alliant Techsystems and General Dynamics, we are currently the only supplier of combustible casings utilized by the US Army. These products include the 120mm combustible case used with the main armament system on the US Army's M-1A1 and M-1A2 tanks and the 60mm, 81mm and 120mm combustible mortar increments. As the sole source supplier of combustible casings, we recently received the initial production order for the US Army's new generation 155mm Modular Artillery Charge System.

Automation.  Principal operations for our Automation business segment are conducted through Excellon which manufactures automated drilling systems for fabrication of PCBs, and W.A. Whitney which designs and builds automated machine tools for cutting and punching plate and structural steel.

Printed Circuit Board Applications

We are a leading manufacturer of highly efficient automated drilling systems for the PCB manufacturing industry. Our advanced mechanical drilling technology addresses the unique requirements for circuit boards and multi-chip modules used in, among other things, internet infrastructure and wireless communications equipment. We recently introduced laser technology to respond to customer requirements for increasingly higher specification PCBs. Our state-of-the-art lasers are able to produce holes as small as 2 mils in diameter and at speeds of up to 60,000 holes per minute. Customers for our products include Litton, Multeck, Sanmina, Tyco and ViaSystems.

Precision Metal Cutting and Punching Applications

We are a leading manufacturer of high precision, computer controlled machine tools for cutting and punching plate and structural steel ranging from approximately three-eighths of an inch to one and a quarter inches in thickness for construction, transportation, agricultural and mining equipment manufacturers and independent steel fabrication centers. Our products are specifically designed for mid- to heavy-plate metal that enables manufacturers to meet rigid cut quality and accuracy standards. In recent years, we have introduced laser technology into our line of products which increases the accuracy of cuts and reduces the number of required finishing operations. In this niche market, we are a leading supplier in the United States, in addition to serving markets in both Europe and Asia. Customers for our products include Caterpillar, Case New Holland, Deere, FMC, Genie Industries, Heil and Thrall Rail Car.

Marketing and Distribution

As businesses globalize, we believe that a key to continued success is our ability to meet customer requirements worldwide. In order to accomplish this, we have and will continue to optimize our operations in order to provide a wider variety of products through single business segments. These adjustments include combining sales and marketing forces where appropriate, cross-training our sales representatives on multiple product lines, and cross-stocking our spare parts and components. For example, our sensors and controls platform operations, previously three independent organizations in the United States, England and France, are being integrated to provide a single point of contact for global sales of temperature and pressure sensors, fluid regulating devices and motion control components.

In the technical and highly engineered product segments in which we compete, relationship selling is particularly appropriate in targeted marketing segments where customer and supplier design and engineering inputs need to be tightly integrated. Participation in industry trade shows is an effective method of meeting customers, introducing new products and exchanging technical specifications. In addition to technical and industry conferences, our products are supported through direct internal global sales efforts, particularly important in the Automation segment, as well as through manufacturer representatives and selected distributors. Currently, we have 186 sales people, 222 representatives and 27 distributors supporting our operations globally.

Backlog

Backlog at the end of fiscal 2000 was $228.3 million compared with $183.2 million at the end of fiscal 1999. Approximately $46.1 million of backlog is scheduled to be shipped after fiscal 2001.

Our backlog provides us with a useful tool to project sales and plan our business on an on-going basis; however, since it is subject to cancellation until delivered, we cannot be assured that the backlog will be converted into revenue in any particular period or at all. Backlog does not include the total contract value of cost-plus reimbursable contracts, which are funded as we incur the costs. Backlog also does not include fixed-price multi-year contracts, except for the released portion.

Competition

Our products and services are affected by varying degrees of competition. We compete with other companies in most markets we serve, many of which have far greater sales volumes and financial resources. The principal competitive factors in the commercial markets in which we participate are product performance, service and price. The market for many of our products may be affected by rapid and significant technological changes and new product introduction. Therefore, part of product performance requires expenditures in research and development that lead to rapid product improvement. Our principal competitors include: Ametek, BF Goodrich-Rosemount, Eaton-MSC and ECE in our Aerospace segment; Adel, Burke Industries, Dunlop and Meggitt in our Advanced Materials segment; and Amada America, ESI, Hitachi, Pluritec Italia, Mazak, Schmoll Maschinen, Tanaka and Trumpf in our Automation segment.

Research and Development

Currently, our product development and design programs utilize an extensive base of professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed. In fiscal 2000, approximately $20.8 million was expended for research, development and engineering, compared with $24.0 million in fiscal 1999 and $20.8 million in fiscal 1998. As we believe that continued product development is key to our long-term growth, we consistently invest in research and development, as well as participating in customer funded research and development programs, including flight controls and instrumentation on the Joint Strike Fighter and Eurofighter, Gulfstream V flight controls, deicing probes for next generation GE engines, ice detectors for the Rafale fighter, smoke and pollution concentration measurement devices and LED lighted cockpit switches for Airbus.

Foreign Operations

Our principal foreign operations consist of manufacturing facilities located in France and the United Kingdom. We also maintain offices in the United Kingdom, France, Germany, Hong Kong, Japan and Spain that provide a variety of functions including sales, service, distribution and/or purchasing. For further information regarding foreign operations, reference is made to the Consolidated Financial Statements incorporated by reference into this report.

Employees

We had approximately 4,300 employees at October 27, 2000, of which 3,500 were based in the United States and 800 were in our United Kingdom and European operations. Fewer than 3.0% of the US-based employees were represented by a labor union. In addition, the European operations are subject to national trade union agreements and to local regulations governing employment.

Government Contracts and Subcontracts

As a contractor and subcontractor to the US Government, we are subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. Although only 5.0% of our sales were made directly to the US Government in fiscal 2000, we estimate that our subcontracting activities accounted for an additional 15.0% of sales. Therefore, approximately 20.0% of our sales during that fiscal year were governed by rules favoring the government's contractual position. As a consequence, such contracts may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending and other factors. Although our fixed-price contracts generally permit us to keep profits if costs are less than projected, we do bear the risk that increased or unexpected costs may reduce profits or cause us to sustain losses on the contracts. Generally, firm fixed-price contracts offer higher margins than cost-plus type contracts. The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the US Government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the DoD. The contracts and subcontracts to which we are a party are also subject to profit and cost controls and standard provisions for termination at the convenience of the US Government. Upon termination, other than for our default, we will normally be entitled to reimbursement for allowable costs and to an allowance for profit. To date, none of our significant fixed-price contracts have been terminated.

Patents and Licenses

Although we hold a number of patents and licenses, we do not believe that our operations are dependent on our patents and licenses. In general, we rely on technical superiority, continual product improvement, exclusive product features, superior lead time, on-time delivery performance and quality and customer relationships to maintain competitive advantage.

Sources and Availability of Raw Materials and Components

Due to our diversification, the sources and availability of raw materials and components are not nearly as important as they would be for a company that manufactures a single product. However, certain components, supplies and raw materials for other operations are purchased from single sources. In such instances, we strive to develop alternative sources and design modifications to minimize the effect of business interruptions.

Seasonality

The timing of our revenues is impacted by the purchasing patterns of our customers and as a result we do not generate revenues evenly throughout the year. Moreover, our first fiscal quarter, November through January, includes significant holiday and vacation periods in both Europe and North America. This leads to decreased order and shipment activity, consequently first quarter results are typically weaker than other quarters and not necessarily indicative of our performance in subsequent quarters.

Environmental Matters

We are subject to extensive, evolving and increasingly stringent federal, state, local and foreign laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges of hazardous materials to air and water, as well as handling and disposal practices for solid and hazardous materials, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials.

From time to time, our operations have resulted or may result in noncompliance with environmental laws or liability for the costs of investigating and cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials. As a result, we have been, and may become, subject to orders from environmental agencies to investigate and cleanup potential contamination at certain of our facilities. We believe that we have adequately accrued for the estimated costs associated with such matters.

In addition, we have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, CERCLA, and analogous state environmental laws, for the cleanup of contamination resulting from past disposals of hazardous materials at certain sites to which we, among others, sent wastes in the past. CERCLA requires potentially responsible parties to pay for cleanup of sites from which there has been a release or threatened release of hazardous materials. Courts have interpreted CERCLA to impose strict, and under certain circumstances, joint and several liability upon all parties liable for cleanup costs. As a practical matter, however, at sites where there are multiple potentially responsible parties, the costs of cleanup typically are allocated among the parties according to a volumetric or other standard. Although there can be no assurance, we believe, based on, among other things, a review of the data currently available to us regarding each such site, including, where relevant, the minor volumes of waste which we are alleged to have contributed at multi-party sites, and a comparison of our liability at each such site to settlements we have previously reached in similar cases, that we have adequately accrued for the estimated costs associated with such matters.

Liabilities have been accrued for environmental cleanup costs expected to be incurred in connection with the disposition of manufacturing facilities. No provision has been recorded for environmental cleanup costs that could result from changes in laws or other circumstances we have not currently contemplated.

(d) Financial Information About Foreign and Domestic Operations and Export Sales.

See Note 11 to the Consolidated Financial Statements, pages 46-49 of the Annual Report to Shareholders.

Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined below, that may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements.

Business Risks

Our operating results are subject to fluctuations that may cause our stock price to decline.

Our business is susceptible to economic cycles and therefore our operating results have fluctuated widely in the past and are likely to continue to do so. Our revenue is unpredictable and tends to fluctuate based on a number of factors, including domestic and foreign economic conditions and developments affecting the specific industries and customers served. Certain products sold represent capital investment or support for capital investment by either the initial customer or the ultimate end-user. Also, a significant portion of the sales and profitability of some of our businesses is derived from the aerospace, defense, telecommunications, computer and heavy equipment markets as well as government contracts. It is possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of securities analysts or investors, causing the market price of our common stock to decline. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon to predict the future performance of our stock price.

The loss of a significant customer or defense program could have a material adverse effect on our operating results.

Certain segments of our operations are dependent on a relatively small number of customers and defense programs, which change from time to time. Our most significant customers in fiscal 2000, of which sales to any such customer was less than 10.0%, included Boeing, General Dynamics, Snecma and the US Army. There can be no assurance that our current significant customers will continue to buy products at their current levels. Moreover, orders included in backlog are generally subject to cancellation by our customers. The loss of a significant customer or defense program could have a material adverse effect on our operating results if we were unable to replace the related sales.

Our manufacturing operations in California may be adversely affected by power outages in that state.

We have substantial manufacturing operations in California principally related to our Advanced Materials segment, and to a lesser extent to our Automation segment. Recently, our plants have experienced electric power outages due to the difficulties being experienced by the electric utility industry in California. If our California operations were to shut down due to the lack of electric power for extended periods, they might be unable to meet customers' delivery schedules, thereby adversely affecting our revenue. In addition, it is likely that these operations will incur increased electrical power costs when they do operate. We are unable to predict how long the difficulties faced by the electric utility industry in California will continue or how such difficulties will be resolved. To the extent they do continue and our plants experience additional power outages and/or increases in their cost of electrical power, our business could be adversely affected.

Political and economic instability in foreign markets may have a material adverse effect on our operating results.

Foreign sales represented approximately 31.8% of our total sales in fiscal 2000. Foreign sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, economic conditions in local markets, inconsistent product regulation by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and US export laws and differing regulatory requirements. To the extent that foreign sales are transacted in a foreign currency, we are subject to the risk of losses due to foreign currency fluctuations. In addition, we have substantial assets denominated in foreign currencies that are not offset by liabilities denominated in such foreign currencies. These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the US dollar.

The unsuccessful integration of a business or business segment we acquire could have a material adverse effect on our operating results.

One of our key operating strategies is to pursue selective acquisitions. We are reviewing and actively pursuing many possible acquisitions, including some outside our current markets. We do not currently have any commitments, agreements or understandings to acquire any specific businesses or other material assets. Our acquisition strategy will require additional debt or equity financing, resulting in additional leverage and dilution of ownership. We may not be able to finance acquisitions on terms that are satisfactory to us. We cannot assure you that any future acquisition will be consummated, or that if consummated, that we will be able to integrate such acquisition successfully without a material adverse effect on our financial condition or results of operations.

If we are unable to protect our intellectual property rights adequately, the value of our products could be diminished.

Our success is dependent in part on obtaining, maintaining and enforcing our patents and other proprietary rights and our ability to avoid infringing on the proprietary rights of others. While we take precautionary steps to protect our technological advantages and intellectual property and rely in part on patent, trademark, trade secret and copyright laws, we cannot assure you that the precautionary steps we have taken will completely protect our intellectual property rights. Because patent applications in the United States are maintained in secrecy until a patent is issued, there may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products and processes. In the event a competitor successfully challenges our patents or licenses, we could incur substantial litigation costs that could have a material adverse effect on our operating results and financial condition.

In addition to our patent rights, we also rely on unpatented technology, trade secrets and confidential information. Others may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to protect our rights in unpatented technology, trade secrets and confidential information effectively. We require our new employees, consultants and corporate partners to execute a confidentiality agreement at the commencement of their employment or consulting relationship with us. However, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

The market for our products may be affected by our ability to adapt to technological change.

The rapid change of technology continually affects our product applications and may directly impact the performance of any particular product. To succeed in the future, we will need to design, develop, manufacture, assemble, test, market and support new products, and enhancements to our existing products, in a timely and cost-effective manner. Historically, our technology has been developed through both internal research and development expenditures, as well as customer funded research and development programs. There is no guarantee that we will continue to maintain, or benefit from, comparable levels of research and development in the future. We can give you no assurances that our existing products will not require significant modifications in the future in order to maintain their effectiveness, nor can we assure you that we will successfully identify new opportunities and continue to have the needed financial resources to develop new products in a timely or cost-effective manner.

Fixed-price contracts are common in some of our markets and may increase risks of cost overruns or losses on our contracts.

Our customers set demanding specifications for product performance, reliability and cost. Some of our government contracts and subcontracts are firm, fixed-price contracts providing for a predetermined fixed price for the products we make regardless of the costs we incur. Thus, we must make pricing commitments to our customers based on our expectation that we will achieve more cost-effective product designs and automate more of our manufacturing operations. The manufacture of our products requires a complex integration of demanding processes involving unique technical skill sets. We face risks of cost overruns or order cancellations if we fail to achieve forecasted product design and manufacturing efficiencies or if products cost more to produce than expected. The expense of producing products can rise due to increased costs of materials, components, labor, capital equipment or other factors. We may have cost overruns or problems with the performance or reliability of our products in the future, which could result in us incurring losses on contracts which we would have otherwise expected to be profitable.

We depend on the continued contributions of our executive officers and other key management, each of whom would be difficult to replace.

The loss of any of our executive officers or key management personnel would disrupt our operations and divert the time and attention of our remaining personnel. We do not have employment contracts with our key executives nor have we purchased "key-person" insurance on the lives of any of our executive officers or key management personnel to reduce the impact to our company that the loss of any of them would cause.

Our charter documents contain certain provisions that could make a merger, tender offer or proxy contest difficult.

Our Restated Certificate of Incorporation, as amended, and Bylaws, as amended, provide for a classified board of directors and restrict the ability of shareholders to call special meetings. These provisions could delay or impede the removal of incumbent directors and could make it more difficult to effect a merger, tender offer or proxy contest, even if such events might be favorable to our shareholders. In addition, certain agreements to which we are a party, including loan and executive officer agreements, contain provisions that impose increased costs in the event of a change of control.

We are party to a Shareholder Rights Plan designed to cause substantial dilution to any "Acquiring Person" that attempts to merge or consolidate with us, or that takes certain other actions affecting us on terms that are not approved by our board of directors. We are also subject to the "business combination" statute of the Delaware General Corporation Law, that generally prohibits a publicly held Delaware corporation from engaging in various "business combination" transactions with any "interested stockholder" for a period of three years after the date of the transaction in which such person became an "interested stockholder," unless the business combination is approved in a specific manner. These provisions could discourage or make it more difficult to effect a merger, tender offer or other similar transaction, even if it were favorable to our shareholders.

Industry Risks

Our business is subject to various laws and regulations that are more restrictive because we are a contractor and subcontractor to the US Government.

As a contractor and subcontractor to the US Government, we are subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. Although only 5.0% of our sales were made directly to the US Government in fiscal 2000, we estimate that our subcontracting activities accounted for an additional 15.0% of sales. Therefore, approximately 20.0% of our sales during that fiscal year were governed by rules favoring the government's contractual position. As a consequence, such contracts may be subject to protest or challenge by unsuccessful bidders or to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending or other factors. The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the US Government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the DoD. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management attention. Also, an adverse finding in any such audit, inquiry or investigation could involve fines, injunctions or other sanctions.

Rapid changes in technology and industry standards could render certain of our products obsolete or noncompetitive.

We are engaged in a field characterized by product performance, which requires extensive research efforts, rapid technological development and service. New developments and product improvements in our field are accelerating. Our competitors may develop technologies and products that are more effective than any we develop or that render our technology and products obsolete or noncompetitive.

In addition, our products could become unmarketable if new industry standards emerge. To be successful, we will need to enhance our products and design, develop and market new and improved products that keep pace with new technological and industry developments; however, we cannot assure you that we will be successful in competing against new technologies and keeping up with industry developments.

A downturn in the aircraft market could adversely affect our business.

The aircraft industry is cyclical in nature and affected by many factors beyond our control which could have a material adverse effect on our business, financial condition and operating results.

The principal markets for manufacturers of commercial aircraft are the commercial and regional airlines which are cyclical and adversely affected by a number of factors, including increased fuel and labor costs and intense price competition, all of which can be volatile and are outside our control. Commercial aircraft production may increase or decrease in response to changes in customer demand caused by general economic conditions.

The military aircraft industry is dependent upon the level of equipment expenditures by the armed forces of countries throughout the world, and especially those of the United States. In recent years, this industry has been adversely affected by a number of factors, including the reduction in military spending since the end of the Cold War. Additional decreases in military spending could further depress demand for military aircraft.

Any decrease in demand for new aircraft will likely result in a decrease in demand of our products and services, and correspondingly, our revenues, thereby adversely affecting our business, financial condition and results of operations.

Our business is subject to governmental authorizations and approvals.

Governmental agencies throughout the world, including the US Federal Aviation Administration, FAA, highly regulate the repair and overhaul of aircraft engines. Guidelines established by OEMs supplement governmental regulation and generally require that aircraft operators overhaul engines and replace specified engine parts after a certain number of flight hours or cycles (take-offs and landings).

We include with the replacement parts that we sell to our customers documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. The revocation or suspension of any of our material authorizations or approvals would have an adverse effect on our business, financial condition and results of operations. In addition, new and more stringent government regulations, if adopted and enacted, could have a material adverse effect on our business, financial condition and results of operations.

Intense competition among technology companies for experienced engineers and other personnel may affect our ability to sustain our growth expectations.

We depend on, and must attract and retain, competent personnel in all areas of our business, including management, engineering, manufacturing, quality assurance, finance, marketing and support. Our development efforts especially depend on hiring and retaining qualified engineers, that we believe are in high demand. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. If we are unable to hire a sufficient number of engineering personnel, we may be unable to support the growth of our business, and as a result, our sales may suffer.

We may be required to defend lawsuits or pay damages in connection with the alleged or actual harm caused by our products.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in harm to others or to property. Although we maintain general liability and product liability insurance, we may incur significant liability if product liability lawsuits against us are successful. We cannot assure you that such coverage will be adequate to cover all claims that may arise or that it will continue to be available to us on acceptable terms.

We may incur substantial environmental liability arising from our activities involving the use of hazardous materials.

Our business is subject to certain federal, state, local and foreign laws, regulations and ordinances governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. From time to time, our operations have resulted or may result in noncompliance with environmental laws or liability for the costs of investigating and cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials. In addition, we have been identified as a potentially responsible party pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or under analogous state environmental laws, for the cleanup of contamination resulting from past disposals of hazardous materials at certain sites where we, with others, sent waste in the past. We cannot assure you that such matters, or any similar liabilities that arise in the future, will not exceed our resources, nor can we completely eliminate the risk of accidental contamination or injury from these materials.

Item 2. Properties

The following table summarizes our principal properties that are greater than 50,000 square feet, including identification of the business segment, as of October 27, 2000:

Location	Type of Facility	Business Segment	Approximate Square Footage	Owned or Leased
Brea, CA	Office, Plant & Warehouse	Advanced Materials	429,000	Owned
Rockford, IL	Office & Plant	Automation	294,000	Owned
Seattle, WA	Office & Plant	Aerospace	152,000	Leased
Torrance, CA	Office & Plant	Automation	150,000	Leased
Coachella, CA	Office & Plant	Advanced Materials	111,000	Owned
Bourges, France	Plant	Aerospace	102,000	Leased
Kent, WA	Office & Plant	Advanced Materials	93,000	Owned
Joplin, MO	Office & Plant	Aerospace	92,000	Owned
Valencia, CA	Office & Plant	Advanced Materials	88,000	Owned
Coeur d'Alene, ID	Office & Plant	Aerospace	85,000	Leased
London, England	Office & Plant	Aerospace	70,000	Leased
San Fernando, CA	Office & Plant	Aerospace	50,000	Leased
Painesville, OH	Office & Plant	Aerospace	50,000	Owned

In total, we own approximately 1,400,000 square feet and lease approximately 700,000 square feet of manufacturing facilities and properties.

Item 3. Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe we have adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 27, 2000.

PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

The following information that appears in the Company's Annual Report to Shareholders for the fiscal year ended October 27, 2000 is hereby incorporated by reference:

  (a)
  The high and low market sales prices of the Company's Common Stock for each quarterly period during fiscal years 2000 and 1999, respectively, (page 24 of the Annual Report to Shareholders).

  (b)
  Restrictions on the ability to pay future cash dividends (Note 6 to the Consolidated Financial Statements, pages 39-40 of the Annual Report to Shareholders).

No cash dividends were declared or paid during fiscal years 2000 and 1999. The Company currently intends to retain all future earnings for use to expand our business and retire debt. We are restricted from paying dividends under our current credit facility and do not anticipate paying any dividends in the foreseeable future.

On January 2, 2001, there were approximately 778 record holders of the Company's common stock.

The principal market for the Company's Common Stock is the New York Stock Exchange.

Item 6. Selected Financial Data

The Company hereby incorporates by reference the Selected Financial Data of the Company that appears on page 23 of the Company's Annual Report to Shareholders for the fiscal year ended October 27, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company hereby incorporates by reference Management's Discussion and Analysis of Results of Operations and Financial Condition which is set forth on pages 15-22 of the Company's Annual Report to Shareholders for the fiscal year ended October 27, 2000.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company hereby incorporates by reference the narrative discussion regarding market risk appearing on page 21 of the Company's Annual Report to Shareholders for the fiscal year ended October 27, 2000.

Item 8. Financial Statements and Supplementary Data

The report of Ernst & Young LLP, independent auditors and the consolidated financial statements included on pages 25 through 51 of the Company's Annual Report to Shareholders for the fiscal year ended October 27, 2000 and are incorporated herein by reference. The report of Deloitte & Touche LLP, independent advisors, as of October 31, 1999 and for each of the two years in the period then ended is included in this filing under Exhibit 23.3. Quarterly results of operations on page 50 of the Company's Annual Report to Shareholders for the fiscal year ended October 27, 2000 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 19, 2000, the Board of Directors of the Company, on the recommendation of the Audit Committee and management, approved the appointment of Ernst & Young LLP as the Company's independent auditors to audit its consolidated financial statements for the fiscal year ending October 27, 2000. The Company's auditors for the fiscal years ending October 31, 1999 and October 31, 1998 were Deloitte & Touche LLP.

During the two most recent fiscal years and the subsequent interim period preceding the change in independent auditors, there were no reportable events within the meaning of Item 304(a)(v) of Regulation S-K. There were no disagreements between the Company and Deloitte & Touche LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused such firm to make a reference to the subject matter of the disagreements in connection with its reports. Also, during the last two fiscal years, reports from Deloitte & Touche LLP on the financial statements contained no adverse opinions or disclaimers of opinion and have not been qualified or modified as to uncertainty, audit scope, or accounting principles.

The Company provided Deloitte & Touche LLP and Ernst & Young LLP with a copy of this disclosure. Deloitte & Touche LLP furnished a letter addressed to the Commission stating that Deloitte & Touche LLP agrees with the above statements.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Directors.

The Company hereby incorporates by reference the information set forth under "Election of Directors" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 7, 2001, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 19, 2001.

(b) Executive Officers.

The names and ages of all executive officers of the Company and the positions and offices held by such persons as of January 19, 2001 are as follows:

Name	Position with the Company	Age
Robert W. Cremin	Chairman, President and Chief Executive Officer	60
James J. Cich, Jr.	Group Vice President	39
Robert D. George	Vice President and Chief Financial Officer	44
Marcia J. M. Greenberg	Vice President, Human Relations	48
Larry A. Kring	Group Vice President	60
Stephen R. Larson	Vice President, Strategy & Technology	56

Mr. Cremin became Chairman as of January 19, 2001. He has been Chief Executive Officer since January 1999 and President since September 1997. From January 1991 to September 1997, he served in various executive positions including Chief Operating Officer, Executive Vice President, Senior Vice President and Group Executive. He is also the Chairman of the President's Council of Manufacturers Alliance/MAPI. Mr. Cremin has an M.B.A. from the Harvard Business School and a B.S. degree in Metallurgical Engineering from Polytechnic Institute of Brooklyn.

Mr. Cich has been Group Vice President since March 1998. Previously, he was Group Executive from February 1997 to February 1998. From June 1995 to February 1997, he was President, Chief Executive Officer and a director for WFI Industries, Ltd. From June 1988 to May 1995, he was President of

Patton Electric Company, Inc. Mr. Cich has an M.B.A. from the Harvard Business School and a B.S. degree in Industrial Engineering from the University of Washington.

Mr. George has been Vice President, Chief Financial Officer and Secretary since July 1999 and Treasurer and Controller since June 1997. From October 1995 to June 1997, he was Group Vice President Finance for Zurn Power Systems Group. Previously, he served as Vice President Finance for the Energy Division of Zurn Industries from March 1989 until October 1995. Mr. George has an M.B.A. from the Fuqua School of Business at Duke University and a B.A. degree in Economics from Drew University.

Ms. Greenberg has been Vice President, Human Resources since March 1993. Previously, she was a Partner at the law firm of Bogle & Gates from January 1992 through February 1993 and an associate attorney from August 1984 through December 1991. Ms. Greenberg has a J.D. degree from Northwestern University School of Law and a B.A. degree in Political Science from Portland State University.

Mr. Kring has been Group Vice President since August 1993. From November 1978 to July 1993, he was President and Chief Executive Officer of Heath Tecna Aerospace Co., a unit of Ciba Composites Division, Anaheim, California. He is a director of Everlast Worldwide, Inc. Mr. Kring has an M.B.A. from California State University at Northridge and a B.S. degree in Aeronautical Engineering from Purdue University.

Mr. Larson has been Vice President, Strategy & Technology since January 2000. Previously, he was Group Vice President from April 1991 through December 1999. From February 1978 to March 1991, he held various executive positions with Korry Electronics, a subsidiary of the Company, including President and Executive Vice President, Marketing. Mr. Larson has an M.B.A. from the University of Chicago and a B.S. degree in Electrical Engineering from Northwestern University.

Item 11. Executive Compensation

The Company hereby incorporates by reference the information set forth under "Executive Compensation" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 7, 2001, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 19, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Company hereby incorporates by reference the information with respect to stock ownership set forth under "Security Ownership of Certain Beneficial Owners and Management" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 7, 2001, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 19, 2001.

Item 13. Certain Relationships and Related Transactions

None.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements.

The following consolidated financial statements, together with the report thereon of Ernst & Young LLP, dated December 6, 2000, appearing on pages 25-51 of the Company's Annual Report to Shareholders for the year ended October 27, 2000 are hereby incorporated by reference:

Annual Report Page Number
Consolidated Statement of Operations—Fiscal years 2000, 1999, and 1998	25
Consolidated Balance Sheet—October 27, 2000 and October 31, 1999	26 – 27
Consolidated Statement of Cash Flows—Fiscal years 2000, 1999, and 1998	28 – 29
Consolidated Statement of Shareholders' Equity and Comprehensive Loss— Fiscal years 2000, 1999, and 1998	30
Notes to Consolidated Financial Statements—October 27, 2000	31 – 50
Report of Ernst & Young LLP, Independent Auditors	51

Refer also to Part II, Item 8—Financial Statements and Supplementary Data for additional information.

(a)(2) Financial Statement Schedules.

The following consolidated financial statement schedule of Esterline Technologies Corporation and subsidiaries is included in Item 14(d) as follows:

Schedule II—Valuation and Qualifying Accounts and Reserves, see page 24.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits.

See Exhibits Index on Pages 19-22.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of fiscal 2000.

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

Dated: January 19, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ROBERT W. CREMIN (Robert W. Cremin)	Chairman, President and Chief Executive Officer (Principal Executive Officer)	January 19, 2001 Date
/s/ ROBERT D. GEORGE (Robert D. George)	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	January 19, 2001 Date
/s/ RICHARD R. ALBRECHT (Richard R. Albrecht)	Director	January 19, 2001 Date
/s/ ROSS J. CENTANNI (Ross J. Centanni)	Director	January 19, 2001 Date
/s/ JOHN F. CLEARMAN (John F. Clearman)	Director	January 19, 2001 Date
/s/ ROBERT S. CLINE (Robert S. Cline)	Director	January 19, 2001 Date

/s/ E. JOHN FINN (E. John Finn)	Director	January 19, 2001 Date
/s/ ROBERT F. GOLDHAMMER (Robert F. Goldhammer)	Director	January 19, 2001 Date
/s/ WENDELL P. HURLBUT (Wendell P. Hurlbut)	Director	January 19, 2001 Date
/s/ JERRY D. LEITMAN (Jerry D. Leitman)	Director	January 19, 2001 Date
/s/ PAUL G. SCHLOEMER (Paul G. Schloemer)	Director	January 19, 2001 Date

Exhibit Number	Exhibit
3.1	Composite Restated Certificate of Incorporation of the Company as amended by Certificate of Amendment dated March 14, 1990. (Incorporated by reference to Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1990 (Commission File Number 1-6357).)
3.2
By-laws of the Company, as amended and restated June 8, 2000. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2000 (Commission File Number 1-6357).)
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
10.10
Compensation of Directors. (Incorporated by reference to first paragraph under "Other Information as to Directors" in the definitive form of the Company's Proxy Statement, relating to its 2001 Annual Meeting of Shareholders to be held on March 7, 2001, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 19, 2001.)
10.11	Esterline Technologies Corporation Non-Employee Directors' Stock Compensation Plan. (Incorporated by reference to Exhibit 10 to Registration Statement on Form S-8 (No. 33-58375) filed March 31, 1995.)
10.13	Amended and Restated 1987 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Registration Statement of Form S-8 (No. 33-52851) filed March 28, 1994.)
10.15
Esterline Corporation Supplemental Retirement Income Plan for Key Executives. (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989 (Commission File Number 1-6357).)
10.16h
Esterline Technologies Corporation Long-Term Incentive Compensation Plan, fiscal years 2000-2002. (Incorporated by reference to Exhibit 10.16h to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (Commission File Number 1-6357).)
10.19
Executive Officer Termination Protection Agreement. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 (Commission File Number 1-6357).)
10.19a	Amendment A to the Executive Officer Termination Protection Agreement, effective June 8, 2000.
10.20g	Esterline Technologies Corporation Corporate Management Incentive Compensation Plan for fiscal year 2001.
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
10.25
Property lease between Slibail Immobilier and Norbail Immobilier and Auxitrol S.A., dated April 29, 1997, relating to the manufacturing facility of Auxitrol at 5, allée Charles Pathé, 18941 Bourges Cedex 9, France, effective on the construction completed date (December 5, 1997). (Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 (Commission File Number 1-6357).)
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
10.30	Counterpart Underlease, dated January 4, 1993, between Openmen Limited and Muirhead Vactric Components Limited, relating to premises located at Oakfield Road, Penge in the London Borough of Bromley.
10.31	Lease Agreement, dated as of February 27, 1998, between Glacier Partners and Advanced Input Devices, Inc., Lease Amendment #1, dated November 2, 1998.
10.32
Credit Agreement, dated as of September 13, 2000, among Esterline Technologies Corporation and Certain of its Subsidiaries that are a Party Hereto, Bank of America, National Association, as Agent, and the Other Financial Institutions Party Hereto, arranged by Banc of America Securities LLC.

11	Schedule setting forth computation of earnings per share for the five fiscal years ended October 27, 2000.
13	Portions of the Annual Report to Shareholders for the fiscal year ended October 27, 2000, incorporated by reference herein.
21	List of subsidiaries.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Deloitte & Touche LLP.
23.3	Report of Deloitte & Touche LLP.

ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Reserve for Doubtful Accounts Receivable
Fiscal Years
2000	$2,233	$1,019	$(829)	$2,423

1999	$2,987	$744	$(1,498)	$2,233

1998	$2,860	$584	$(457)	$2,987

Inventory Valuation Reserves
Fiscal Years
2000	$500	$—	$500	$—

1999	$500	$—	$—	$500

1998	$500	$—	$—	$500

QuickLinks

PART I
PART II
PART III
PART IV
SIGNATURES
ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)