Form 10-Q
period 2001-01-26
ESTERLINE TECHNOLOGIES CORP
filed 2001-03-09
CIK 33619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

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

Yes           X                No

As of March 7, 2001, 20,655,001 shares of the issuer's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of January 26, 2001 and October 27, 2000
(In thousands, except share amounts)

	January 26, 2001	October 27, 2000
ASSETS	(unaudited)
Current Assets
Cash and equivalents Accounts receivable, net of allowances of $2,548 and $2,423 for doubtful accounts Inventories Raw materials and purchased parts Work in process Finished goods	$ 42,028 80,962 35,892 27,161 17,378 80,431	$ 50,888 83,336 31,693 27,264 15,027 73,984
Deferred income taxes Prepaid expenses Total Current Assets	14,297 5,303 223,021	16,053 4,282 228,543
Property, Plant and Equipment Accumulated depreciation	205,365 (117,577) 87,788	200,568 (113,158) 87,410
Other Non-Current Assets Goodwill, net Intangibles, net and Other Assets	139,900 20,956 $ 471,665	137,952 20,434 $ 474,339

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of January 26, 2001 and October 27, 2000
(In thousands, except share amounts)

	January 26, 2001	October 27, 2000
LIABILITIES AND SHAREHOLDERS' EQUITY	(unaudited)
Current Liabilities
Accounts payable Accrued liabilities Credit facilities Current maturities of long-term debt Federal and foreign income taxes Total Current Liabilities	$ 19,717 62,625 2,426 6,480 3,311 94,559	$ 25,014 67,211 2,654 6,525 5,518 106,922
Long-Term Liabilities
Long-term debt, net of current maturities Deferred income taxes	108,316 10,570	108,172 9,550
Commitments and Contingencies	-	-
Shareholders' Equity

    Common stock, par value $.20 per share,
        authorized 60,000,000 shares, issued and
        outstanding 17,435,001 and 17,424,853 shares
    Additional paid in capital
    Retained earnings
    Accumulated other comprehensive loss
        Total Shareholders' Equity

	3,487 46,948 217,576 (9,791) 258,220 $ 471,665	3,485 46,952 211,540 (12,282) 249,695 $ 474,339

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months ended January 26, 2001 and January 31, 2000
(Unaudited)
(In thousands, except per share amounts)

Three Months Ended
	January 26, 2001	January 31, 2000
Net Sales Cost of Sales Expenses Selling, general & administrative Research, development & engineering Total Expenses	$118,007 75,587 42,420 26,557 4,801 31,358	$104,248 66,240 38,008 23,957 4,943 28,900
Operating Earnings	11,062	9,108
Interest income Interest expense Loss on derivative financial instruments Net Other Expense	(466) 1,960 791 2,285	(644) 2,036 - 1,392
Earnings Before Income Taxes Income Tax Expense	8,777 3,125	7,716 2,890
Net Earnings Before Cumulative Effect of Change in Accounting	5,652	4,826
Cumulative Effect of Change in Accounting for Derivative Financial Instruments, Net of Tax	384	-
Net Earnings	$ 6,036	$ 4,826
Net Earnings Per Share Before Cumulative Effect of Change in Accounting-Basic Cumulative Effect of Change in Accounting-Basic Net Earnings Per Share-Basic	$ .33 .02 $ .35	$ .28 - $ .28
Net Earnings Per Share Before Cumulative Effect of Change in Accounting-Diluted Cumulative Effect of Change in Accounting-Diluted Net Earnings Per Share-Diluted	$ .32 .02 $ .34	$ .27 - $ .27

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended January 26, 2001 and January 31, 2000
(Unaudited)
(In thousands)

Three Months Ended
	January 26, 2001	January 31, 2000

Cash Flows Provided (Used) by Operating Activities
    Net earnings
    Depreciation and amortization
    Deferred income taxes
    Working capital changes, net of effect of acquisitions
        Accounts receivable
        Inventories
        Prepaid expenses
        Accounts payable
        Accrued liabilities
        Federal and foreign income taxes
    Other, net

	$ 6,036 4,764 2,776 4,015 (5,115) (855) (5,591) (5,197) (2,271) (519) (1,957)	$ 4,826 5,277 2,245 2,661 (1,899) (708) 613 (7,771) (5,426) 188 6
Cash Flows Provided (Used) by Investing Activities Capital expenditures Capital dispositions Sale of short-term investments Acquisitions	(3,511) 452 - (3,987) (7,046)	(4,154) 125 18,264 (43,137) (28,902)
Cash Flows Provided (Used) by Financing Activities Net change in credit facilities Repayment of long-term obligations	(348) (182) (530)	(447) (449) (896)
Effect of Changes in Exchange Rates Net Decrease in Cash and Cash Equivalents Cash and Cash Equivalents - Beginning of Period Cash and Cash Equivalents - End of Period	673 (8,860) 50,888 $ 42,028	806 (28,986) 55,047 $ 26,061
Supplemental Cash Flow Information Cash paid during the period for Interest Income taxes	$ 3,310 3,427	$ 3,353 5,300

ESTERLINE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended January 26, 2001 and January 31, 2000

1.

The consolidated balance sheet as of January 26, 2001, the consolidated statement of operations for the three months ended January 26, 2001 and January 31, 2000, and the consolidated statement of cash flows for the three months ended January 26, 2001 and January 31, 2000 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.

The notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2000 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.

The timing of the Company's revenues is impacted by the purchasing patterns of customers and as a result revenues are not generated evenly throughout the year. Moreover, the Company's first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America.

4.	The Company's comprehensive income is as follows:
Three Months Ended
	January 26, 2001	January 31, 2000
Net Earnings Gain on Derivative Financial Instruments Foreign Currency Translation Adjustment Comprehensive Income	$6,036 30 2,461 $8,527	$4,826 - (929) $3,897
5.

The Company's sensors and controls operation, centered in France, occasionally sells products in currencies other than its functional currency. This subjects the Company to risks associated with fluctuations in foreign currency exchange rates. The Company's policy is to hedge certain of these forecasted transactions, using forward foreign exchange contracts. Contracts typically have maturities of less than one year.

Effective at the beginning of the fiscal year, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Upon the adoption of the new standard, the Company recorded its forward foreign exchange contracts on the balance sheet at their respective fair values, and the adjustment was recorded as a cumulative effect of a change in accounting in the statement of operations. Subsequent to the initial adoption of the standard, the change in fair value of those contracts will be recorded in earnings. Accordingly, an unrealized loss of $791,000 was recorded at the end of the first quarter related to the change in the fair value of these contracts.

With respect to new contracts, the portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of other comprehensive income in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected future cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of a hedge is deemed ineffective, the change in fair value will be recorded in earnings.

6.

On February 21, 2001 the Company completed a public offering of 2.8 million shares of common stock, priced at $22 per share, generating net proceeds of approximately
$58.5 million. These funds will provide additional financial resources for general corporate purposes, including the possible acquisition of other companies and/or product lines. In addition, on February 27, 2001 the Company sold an additional 420,000 shares at $22 per share upon the underwriters' exercise of their over-allotment option. Net proceeds from this sale were $8.8 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

Results of Operations

Quarter Ended January 26, 2001 Compared to Quarter Ended January 31, 2000

Sales for the first fiscal quarter grew 13.2% when compared with the prior year period. Sales by segment were as follows:

(dollars in thousands)
	Incr./(Decr.) from prior year period	2001	2000
Aerospace Advanced Materials Automation Total Net Sales	25.6% 18.2% (13.0)%	$ 59,642 33,947 24,418 $118,007	$ 47,471 28,721 28,056 $104,248

In both Aerospace and Advanced Materials, sales to aerospace customers have increased appreciably. The increase in Aerospace was led by cockpit components. In addition, A.I.D. was included for the full quarter during 2001 compared to a partial quarter in 2000. Advanced Materials order and shipment activity has continued to strengthen over the last three quarters. The comparison with the prior year period benefited from production shipments related to combustible ordnance. Sales in Automation continued to be affected by the deferred purchasing decisions from heavy equipment customers that this segment serves. Automation was also impacted by the current moderating sales trend in printed circuit board ("PCB") manufacturing. Although the book-to-bill ratio over the last two months of the first fiscal quarter of 2001 increased, the Company expects sales in this area to continue to be difficult to predict.

Overall, gross margin as a percentage of sales was 35.9% for the first fiscal quarter of 2001 compared with 36.5% for the first fiscal quarter of 2000. Segment gross margins ranged from 34.0% to 36.9% for the first fiscal quarter of 2001 compared with 32.4% to 38.7% during the same period in 2000. Gross margin was impacted by product mix and operating inefficiencies resulting from the energy crises, primarily in Advanced Materials; Automation gross margin improved from the prior year period on lower sales.

Selling, general and administrative expenses (which include corporate expenses) totaled $26.6 million and $24.0 million for the first fiscal quarter of 2001 and 2000, respectively, or 22.5% of sales for the first fiscal quarter of 2001 compared with 23.0% for the prior year period. Prior year expenses were offset by $1.7 million, due to the favorable resolution of certain pension and litigation matters; excluding this amount, prior year expenses would have been $25.7 million, or 24.6% of sales. Research, development and engineering spending was $4.8 million, or 4.1% of sales, for the first fiscal quarter of 2001 compared with $4.9 million, or 4.7% of sales, for the first fiscal quarter of 2000.

Segment earnings (operating earnings excluding corporate expenses) for the first fiscal quarter of 2001 totaled $14.3 million, an 18.9% improvement overall. Aerospace earnings were $7.9 million for the first fiscal quarter of 2001 compared with $5.1 million in the first fiscal quarter of 2000. Advanced Materials earnings were $6.5 million for the first fiscal quarter of 2001 compared with $6.0 million for the first fiscal quarter of 2000. Automation had a loss of $72,000 for the first fiscal quarter of 2001 compared with earnings of $919,000 for the first fiscal quarter of 2000.

Effective at the beginning of the fiscal year, the Company adopted Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and measurement of the effectiveness of hedging relationships. The Company had entered into certain foreign currency transactions prior to the adoption of FAS 133, which did not meet the documentation requirements in order to qualify for hedge accounting treatment. Therefore, the change in the fair value of the non-qualifying derivative financial instruments resulted in a loss of $791,000 at the end of the first fiscal quarter. The implementation of this statement introduces a level of volatility that is difficult to predict. At the end of each period, the Company will be required to record the change in fair value of derivatives that do not qualify as hedges, as well as the ineffective portion derivatives qualifying as hedges in earnings. Currently, new foreign currency hedge transactions meet all documentation requirements and therefore, as the non-qualifying contracts mature, the impact of any adjustments to fair value is expected to diminish by the end of the year.

The effective income tax rate for the first fiscal quarter of 2001 was 35.6% compared with 37.5% for the first fiscal quarter of 2000. The effective tax rate in fiscal 2001 benefited from the utilization of certain tax credits.

New orders for the first fiscal quarter of 2001 were $131.7 million compared with $117.2 million for the same period in 2000, an increase of 12.4%. The increase in new orders occurred in both Aerospace and Advanced Materials. Backlog at January 26, 2001 was $242.0 million compared with $196.1 million at the end of the prior year period. The solid increase in backlog was attributable to the improvements noted in both Aerospace and Advanced Materials.

Liquidity and Capital Resources

Cash and cash equivalents on hand at January 26, 2001 totaled $42.0 million, a decrease of $8.9 million from October 27, 2000. During this period, the Company completed an asset acquisition of a product line from Dupree, Inc., accounting for approximately $4 million of the decrease in cash. Net working capital increased to $128.5 million at January 26, 2001 from $121.6 million at October 27, 2000.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $21 million during fiscal 2001, compared with $15.5 million expended in fiscal 2000. Capital expenditures for the first fiscal quarter of 2001 totaled $3.5 million and were primarily for machinery and equipment, including enhancements to information systems.

Total debt at January 26, 2001 was $117.2 million. Total debt outstanding at January 26, 2001 consisted of $100.0 million under the Company's 1999 Senior Notes, $11.4 million under the Company's 8.75% Senior Notes, and $5.8 million under various foreign currency debt agreements, including capital lease obligations. The 8.75% Senior Notes have scheduled annual repayments of $5.7 million, which will continue until maturity on July 30, 2002. The 1999 Senior Notes have maturities ranging from 5 to 10 years and interest rates from 6% to 6.77%. Management believes cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through 2001.

Subsequent Events

On February 21, 2001 the Company completed a public offering of 2.8 million shares of common stock, priced at $22 per share, generating net proceeds of approximately $58.5 million. These funds will provide additional financial resources for general corporate purposes, including the possible acquisition of other companies and/or product lines. In addition, on February 27, 2001 the Company sold an additional 420,000 shares at $22 per share upon the underwriters' exercise of the over-allotment option. Net proceeds from this sale were $8.8 million.

During February, the Company reached agreements with several insurance companies settling an outstanding lawsuit brought by the Company to recover expenses associated with a disputed insurance claim. The settlements relieve the Company of responsibility for on-going expenses associated with this claim. Accordingly, in the second quarter of fiscal 2001, the Company will recognize the recovery of approximately $3 million in past expenses. The majority of the $3 million was received in February, with the remainder to be received by the second quarter of fiscal 2002. The Company will recover additional expenses of approximately $1.8 million at some future date when legal proceedings in a related case have concluded.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in "Forward Looking Statements and Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2000, that may cause the Company or the industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance or achievements.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes that adequate reserves for these liabilities have been made and that there is no litigation pending that could have a material adverse effect on the Company's results of operations and financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held on March 7, 2001, shareholders approved the following proposal:

(a)	The election of the following directors for three-year terms expiring at the 2004 annual meeting:
Votes Cast
Name	For	Withheld
Richard R. Albrecht John F. Clearman Jerry D. Leitman	15,991,296 15,987,734 15,984,560	42,636 46,198 49,372
Current directors whose terms are continuing after the 2001 annual meeting are Ross J. Centanni, Robert S. Cline, Robert W. Cremin, E. John Finn, Robert F. Goldhammer and Wendell P. Hurlbut.
(b)	An amendment to the Company's 1997 Stock Option Plan for key employees authorizing the issuance of options to purchase an additional 500,000 shares of the Company's common stock:
	For	Against
	13,581,349	2,452,583

There were no broker non-votes on the above proposal.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
	11.	Schedule setting forth computation of basic and diluted earnings per common share for the three months ended January 26, 2001 and January 31, 2000.
(b)	Reports on Form 8-K.
The Company filed a Report on Form 8-K under Item 5 on January 26, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Esterline Technologies Corporation (Registrant)
Dated: March 9, 2001	By: /s/Robert D. George Robert D. George Vice President, Chief Financial Officer Secretary and Treasurer (Principal Financial and Accounting Officer)