Form 10-Q
period 2001-04-27
ESTERLINE TECHNOLOGIES CORP
filed 2001-06-08
CIK 33619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 27, 2001

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

Yes       X            No

As of June 8, 2001, 20,688,375 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of April 27, 2001 and October 27, 2000
(In thousands, except share amounts)

ASSETS Current Assets	April 27, 2001 (Unaudited)	October 27, 2000
Cash and equivalents Accounts receivable, net of allowances of $2,550 and $2,423 Inventories Raw materials and purchased parts Work in process Finished goods	$ 114,504 83,529 39,851 29,347 17,080 86,278	$ 50,888 83,336 31,693 27,264 15,027 73,984
Deferred income tax benefits Prepaid expenses Total Current Assets	15,366 5,528 305,205	16,053 4,282 228,543
Property, Plant and Equipment Accumulated depreciation	205,268 (116,768) 88,500	200,568 (113,158) 87,410
Other Non-Current Assets Goodwill, net Intangibles, net and other assets	140,202 20,330 $ 554,237	137,952 20,434 $ 474,339

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of April 27, 2001 and October 27, 2000
(In thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY	April 27, 2001 (Unaudited)	October 27, 2000
Current Liabilities
Accounts payable Accrued liabilities Credit facilities Current maturities of long-term debt Federal and foreign income taxes Total Current Liabilities	$ 20,848 64,050 2,424 6,284 8,460 102,066	$ 25,014 67,211 2,654 6,525 5,518 106,922
Long-Term Liabilities
Long-term debt, net of current maturities Deferred income taxes	108,124 10,499	108,172 9,550
Commitments and Contingencies	-	-
Shareholders' Equity

    Common stock, par value $.20 per share,
      authorized 60,000,000 shares, issued and
      outstanding 20,658,553 and 17,424,853 shares
    Additional paid in capital
    Retained earnings
    Accumulated other comprehensive loss
        Total Shareholders' Equity

	4,132 113,424 227,383 (11,391) 333,548 $ 554,237	3,485 46,952 211,540 (12,282) 249,695 $ 474,339

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Six Months ended April 27, 2001 and April 30, 2000
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 27, 2001	April 30, 2000	April 27, 2001	April 30, 2000
Net Sales Cost of Sales	$127,062 81,906 45,156	$122,146 77,184 44,962	$245,069 157,493 87,576	$226,394 143,424 82,970
Expenses Selling, general & administrative Research, development & engineering Total Expenses	26,200 5,876 32,076	27,368 4,921 32,289	52,757 10,677 63,434	51,325 9,864 61,189
Operating Earnings	13,080	12,673	24,142	21,781
Interest income Interest expense Insurance settlement Unrealized (gain) loss on derivative financial instruments Net Other (Income) Expense	(1,046) 1,935 (2,980) 137 (1,954)	(499) 2,084 - - 1,585	(1,512) 3,895 (2,980) (650) (1,247)	(1,143) 4,120 - - 2,977
Earnings Before Income Taxes Income Tax Expense	15,034 5,457	11,088 4,151	25,389 9,143	18,804 7,041
Net Earnings Before Cumulative Effect of a Change in Accounting	9,577	6,937	16,246	11,763
Cumulative Effect of a Change in Accounting for Derivative Financial Instruments, Net of Tax Net Earnings	- $ 9,577	- $ 6,937	(403) $ 15,843	- $ 11,763
Net Earnings Per Share Before Cumulative Effect of a Change in Accounting - Basic Cumulative Effect of a Change in Accounting - Basic Net Earnings Per Share - Basic	$ .49 - $ .49	$ .40 - $ .40	$ .87 (.02) $ .85	$ .68 - $ .68
Net Earnings Per Share Before Cumulative Effect of a Change in Accounting - Diluted Cumulative Effect of a Change in Accounting - Diluted Net Earnings Per Share - Diluted	$ .48 - $ .48	$ .40 - $ .40	$ .85 (.02) $ .83	$ .67 - $ .67

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended April 27, 2001 and April 30, 2000
(Unaudited)
(In thousands)

Six Months Ended
	April 27, 2001	April 30, 2000

Operating Activities
    Net earnings
    Depreciation and amortization
    Deferred income taxes
    Working capital changes, net of effect of acquisitions
        Accounts receivable
        Inventories
        Prepaid expenses
        Accounts payable
        Accrued liabilities
        Federal and foreign income taxes
    Other, net
        Net cash from operations

	$ 15,843 10,784 1,636 965 (11,005) (1,159) (4,304) (3,505) 2,906 9 12,170	$ 11,763 10,701 1,113 (1,114) (2,878) (501) 2,002 (3,767) (1,299) 686 16,706
Investing Activities Capital expenditures Capital dispositions Sale of short-term investments Acquisitions Net cash used for investing	(8,713) 94 - (6,501) (15,120)	(7,029) 351 24,936 (46,022) (27,764)
Financing Activities Net proceeds provided by sale of common stock Net change in credit facilities Repayment of long-term obligations Net cash provided (used) for financing	67,041 (318) (457) 66,266	- (2,670) (815) (3,485)
Effect of Changes in Exchange Rates Net Increase (Decrease) in Cash and Cash Equivalents	300 63,616	108 (14,435)
Cash and Cash Equivalents - Beginning of Period Cash and Cash Equivalents - End of Period	50,888 $114,504	55,047 $ 40,612
Supplemental Cash Flow Information Cash paid during the period for Interest Income taxes	$ 3,889 4,465	$ 4,205 5,440

ESTERLINE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended April 27, 2001 and April 30, 2000
(Unaudited)

1.

The consolidated balance sheet as of April 27, 2001, the consolidated statement of operations for the three and six months ended April 27, 2001 and April 30, 2000, and the consolidated statement of cash flows for the six months ended April 27, 2001 and April 30, 2000 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.

The notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2000 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.

The timing of the Company's revenues is impacted by the purchasing patterns of customers and as a result revenues are not generated evenly throughout the year. Typically, the first quarter is slower than the remainder of the year.

4.	The Company's comprehensive income is as follows:
(in thousands)	Three Months Ended	Six Months Ended
April 27, 2001	April 30, 2000	April 27, 2001	April 30, 2001
Net Earnings Change in Derivative Financial Instruments, Net of Tax Foreign Currency Translation Adj. Comprehensive Income	$ 9,577 60 (1,600) $ 8,037	$ 6,937 - (2,608) $ 4,329	$15,843 30 861 $16,734	$11,763 - (3,537) $ 8,226
5.

The Company's sensors and controls operation, centered in France, occasionally sells products in currencies other than its functional currency. This subjects the Company to risks associated with fluctuations in foreign currency exchange rates. The Company's policy is to hedge a portion of these forecasted transactions, using forward foreign exchange contracts. Contracts typically have maturities of less than one year.

Effective at the beginning of the fiscal year, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Upon the adoption of the new standard, the Company recorded its forward foreign exchange contracts on the balance sheet at their respective fair values and the adjustment was recorded as a cumulative effect of a change in accounting in the statement of operations. Subsequent to the initial adoption of the standard, the change in fair value of those contracts will be recorded in earnings. Accordingly, gains or losses were recorded in both the first and second quarter of fiscal 2001 related to the change in the fair value of these contracts.

During the quarter the Company obtained additional information and performed updated analysis relating to the fair value of its forward foreign exchange contracts. As a result of this information and analysis the Company made adjustments to the cumulative effect of a change in accounting for derivative financial instruments, net of tax, and the gain (loss) on derivative financial instruments amounts previously reported on Form 10-Q for the three-month period ended January 26, 2001 as follows:

(in thousands)	As previously reported	As adjusted
Unrealized Gain (Loss) on Derivative Financial Instruments Cumulative Effect of a Change in Accounting for Derivative Financial Instruments, Net of Tax	$(791) 384	$ 787 (403)
These adjustments resulted in net earnings of $6.3 million ($0.35 per share-diluted) for the first quarter of fiscal 2001; an increase of $230,000 ($0.01 per share-diluted).

With respect to new contracts, the portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of other comprehensive income in shareholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected future cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of a hedge is deemed ineffective, the change in fair value will be recorded in earnings.

6.

On February 21, 2001 the Company completed a public offering of 3.22 million shares of common stock, including shares sold under the underwriters' over-allotment option, priced at $22 per share, generating net proceeds of approximately $67.0 million. These funds will provide additional financial resources for general corporate purposes, including the possible acquisition of other companies and/or product lines.

7.

During February, the Company reached agreements with several insurance companies settling an outstanding lawsuit brought by the Company to recover expenses associated with a disputed insurance claim. The settlements, totaling nearly $3.0 million in past expenses, were recognized in the second quarter as Other Income. The Company received approximately seventy-five percent of the settlement in February, with the remainder to be received by the second quarter of fiscal 2002. The settlements also relieve the Company of responsibility for the continuing expenses associated with this claim. The Company expects to recover additional expenses of approximately $1.8 million at some future date when legal proceedings in a related case have concluded.

8.	Segment information:
(in thousands)	Three Months Ended	Six Months Ended
April 27, 2001	April 30, 2000	April 27, 2001	April 30, 2000
Sales Aerospace Advanced Materials Automation Total Sales	$ 69,710 38,753 18,599 $127,062	$ 61,337 32,769 28,040 $122,146	$129,352 72,700 43,017 $245,069	$108,808 61,490 56,096 $226,394
Segment Earnings Aerospace Advanced Materials Automation Total Segment Earnings	$ 10,764 9,150 (3,757) $ 16,157	$ 8,208 7,270 205 $ 15,683	$ 18,628 15,633 (3,829) $ 30,432	$ 13,328 13,240 1,124 $ 27,692
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended April 27, 2001 Compared to Three Months Ended April 30, 2000

Sales for the second fiscal quarter grew 4.0% when compared with the prior year period. Sales by segment were as follows:

(in thousands)	Incr./(Decr.) from prior year period	2001	2000
Aerospace Advanced Materials Automation Total Net Sales	13.7% 18.3% (33.7)%	$ 69,710 38,753 18,599 $127,062	$ 61,337 32,769 28,040 $122,146

Sales in Aerospace and Advanced Materials grew a combined 15.3% over the prior year period. These segments continue to strengthen, bolstered by new product sales in cockpit lighting, engine performance monitoring and sensing, and advanced materials in the aerospace and defense fields. Automation sales declined substantially during the second quarter compared with the prior year period. Continuing customer announcements regarding production cutbacks, layoffs and plant closures have resulted in lower sales volume for Automation businesses serving electronics and heavy equipment customers. Cyclicality is not unusual in this segment; most recently, however, the cycles have been more volatile and frequent.

Overall, gross margin as a percentage of sales was 35.5% for the second fiscal quarter of 2001 compared with 36.8% for the second fiscal quarter of 2000. Segment gross margins ranged from 26.4% to 37.5% for the second fiscal quarter of 2001 compared with 35.4% to 39.5% during the same period in 2000. Gross margin was significantly influenced by the poor performance in Automation. Gross margin was also impacted by increased energy costs and operating inefficiencies resulting from the California energy shortage, primarily in Advanced Materials.

Selling, general and administrative expenses (which include corporate expenses) totaled $26.2 million and $27.4 million for the second fiscal quarter of 2001 and 2000, respectively, or 20.6% of sales for the second fiscal quarter of 2001 compared with 22.4% for the prior year period. Research, development and engineering spending was $5.9 million, or 4.6% of sales, for the second fiscal quarter of 2001 compared with $4.9 million, or 4.0% of sales, for the second fiscal quarter of 2000. Consistent with the Company's philosophy of investing in the future, research, development and engineering efforts are continuing while emphasis is placed on containing other discretionary spending.

Segment earnings (operating earnings excluding corporate expenses) for the second fiscal quarter of 2001 totaled $16.2 million. Aerospace and Advanced Materials earnings were $10.8 million and $9.2 million for the second fiscal quarter of 2001, respectively, compared with $8.2 million and $7.3 million for the second fiscal quarter of 2000, respectively, a combined improvement of 29.0% from the prior year period. Automation recognized a loss of $3.8 million for the second fiscal quarter of 2001 compared with earnings of $205,000 for the second fiscal quarter of 2000.

During February, the Company reached agreements with several insurance companies settling an outstanding lawsuit brought by the Company to recover expenses associated with a disputed insurance claim. The settlements, totaling nearly $3.0 million in past expenses, were recognized in the second quarter as Other Income. The Company received approximately seventy-five percent of the amount due in February, with the remainder to be received by the second quarter of fiscal 2002. The settlements also relieve the Company of responsibility for the continuing expenses associated with this claim. The Company expects to recover additional expenses of approximately $1.8 million at some future date when legal proceedings in a related case have concluded.

At the end of each period, the Company is required to record the change in fair value of derivatives that do not qualify as hedges, as well as the ineffective portion of derivatives qualifying as hedges in earnings. The change in the fair value of the non-qualifying derivative financial instruments resulted in a loss of $137,000 for the second fiscal quarter.

The effective income tax rate for the second fiscal quarter of 2001 was 36.3% compared with 37.4% for the second fiscal quarter of 2000. The effective tax rate in fiscal 2001 benefited from the utilization of certain tax credits.

New orders for the second fiscal quarter of 2001 were $143.7 million compared with $156.6 million for the same period in 2000, a decrease of 8.3%. The decrease in new orders was due to the drop in demand for Automation equipment and the timing of certain orders in Advanced Materials. Backlog, however, continued to grow; at April 27, 2001 it was $258.6 million compared with $230.6 million at the end of the prior year period. Backlog in Aerospace has increased continuously since the second quarter of fiscal 2000 resulting in a 31.0% improvement from the prior year period.

Six Months Ended April 27, 2001 Compared to Six Months Ended April 30, 2000

Year-to-date sales grew 8.2% when compared with the prior year period. Sales by segment were as follows:

(in thousands)	Incr./(Decr.) from prior year period	2001	2000
Aerospace Advanced Materials Automation Total Net Sales	18.9% 18.2% (23.3)%	$129,352 72,700 43,017 $245,069	$108,808 61,490 56,096 $226,394

Year-over-year sales increases in both Aerospace and Advanced Materials correlate with aerospace and defense industry strength. The Company's businesses operating in aerospace and defense markets have experienced stronger order rates over the last several quarters resulting in increased sales year-to-date. Automation sales to heavy equipment customers have been weak throughout fiscal 2001, while sales to telecommunications and technology sector customers improved in the first quarter of the year but fell off suddenly and sharply in the second quarter. These factors led to the poor performance of Automation.

Overall, gross margin as a percentage of sales was 35.7% for the first half of 2001 compared with 36.6% for the first half of 2000. Segment gross margins ranged from 31.9% to 37.2% for the first half of 2001 compared with 33.9% to 38.2% during the same period in 2000.

Selling, general and administrative expenses (which include corporate expenses) totaled $52.8 million and $51.3 million for the first half of 2001 and 2000, respectively, or 21.5% of sales for the first half of 2001 compared with 22.7% for the prior year period. Research, development and engineering spending was $10.7 million for the first half of 2001 compared with $9.9 million for the first half of 2000, both 4.4% of sales for the respective periods.

Segment earnings (operating earnings excluding corporate expenses) for the first half of 2001 totaled $30.4 million, a 9.9% improvement compared with the prior year period. Aerospace earnings were $18.6 million for the first half of 2001 compared with $13.4 million in the first half of 2000. Advanced Materials earnings were $15.6 million for the first half of 2001 compared with $13.2 million for the first half of 2000. Automation recognized a loss of $3.8 million for the first half of 2001 compared with earnings of $1.1 million for the first half of 2000.

The year-to-date change in the fair value of the non-qualifying derivative financial instruments resulted in a gain of $650,000 for the first half of 2001.

The effective income tax rate for the first half of 2001 was 36.0% compared with 37.4% for the first half of 2000. The effective tax rate in fiscal 2001 benefited from the utilization of certain tax credits.

New orders for the first half of fiscal 2001 were $275.4 million compared with $273.8 million for the same period in 2000. Order rates in aerospace-related businesses remain strong.

Liquidity and Capital Resources

On February 21, 2001 the Company completed a public offering of 3.22 million shares of common stock, including shares sold under the underwriters' over-allotment option, priced at $22 per share, generating net proceeds of approximately $67.0 million. These funds will provide additional financial resources for general corporate purposes, including the possible acquisition of other companies and/or product lines.

Cash and cash equivalents on hand at April 27, 2001 totaled $114.5 million, an increase of $63.6 million from October 27, 2000. The increase is primarily due to proceeds of the stock offering. The Company used $6.5 million in cash to complete three product line acquisitions during the first half of fiscal 2001. Net working capital increased to $203.1 million at April 27, 2001 from $121.6 million at October 27, 2000.

Operating cash flows decreased $4.5 million from the prior year period primarily due to inventory increases concentrated in Aerospace and Advanced Materials as these businesses ramp up production schedules and inventory requirements to meet the increase in backlog.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $21.0 million during fiscal 2001 compared with $15.5 million expended in fiscal 2000. Capital expenditures for the second fiscal quarter of 2001 totaled $8.7 million and were primarily for machinery and equipment, including enhancements to information systems.

Total debt at April 27, 2001 was $116.8 million and consisted of $100.0 million under the Company's 1999 Senior Notes, $11.4 million under the Company's 8.75% Senior Notes, and $5.4 million under various foreign currency debt agreements, including capital lease obligations. The 8.75% Senior Notes have scheduled annual repayments of $5.7 million, which will continue until maturity on July 30, 2002. The 1999 Senior Notes have maturities ranging from 5 to 10 years and interest rates from 6.0% to 6.77%. Management believes cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through 2001.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in "Forward Looking Statements and Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2000, that may cause the Company's or the industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance or achievements.

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
(b)	An amendment to the Company's 1997 Stock Option Plan for key employees authorizing the issuance of options to purchase an additional 500,000 shares of the Company's common stock:

		For	Against
		13,581,349	2,452,583

There were no broker non-votes on the above proposal.

Item 6.    Exhibits and Reports on Form 8-K
(a)	Exhibits
	11.	Schedule setting forth computation of basic and diluted earnings per common share for the three and six months ended April 27, 2001 and April 30, 2000.
(b)	Reports on Form 8-K.
There were no reports filed on Form 8-K during the second quarter of fiscal 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Esterline Technologies Corporation (Registrant)
Dated: June 8, 2001	By: /s/Robert D. George Robert D. George Vice President, Chief Financial Officer Secretary and Treasurer (Principal Financial and Accounting Officer)