Form 10-Q
period 2001-07-27
ESTERLINE TECHNOLOGIES CORP
filed 2001-09-10
CIK 33619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended      July 27, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

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

Yes         X          No

      As of September 4, 2001, 20,771, 945 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of July 27, 2001 and October 27, 2000
(In thousands, except share amounts)

ASSETS	July 27, 2001 (Unaudited)	October 27, 2000
Current Assets
Cash and equivalents Short-term investments Accounts receivable, net of allowances of $2,617 and $2,423 Inventories Raw materials and purchased parts Work in process Finished goods	$ 113,553 3,000 80,633 44,665 31,106 17,911 93,682	$ 50,888 - 83,336 31,693 27,264 15,027 73,984
Deferred income tax benefits Prepaid expenses Total Current Assets	16,023 4,839 311,730	16,053 4,282 228,543
Property, Plant and Equipment Accumulated depreciation	208,281 (120,026) 88,255	200,568 (113,158) 87,410
Other Non-Current Assets Goodwill, net Intangibles, net and other assets	138,685 20,518 $ 559,188	137,952 20,434 $ 474,339

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of July 27, 2001 and October 27, 2000
(In thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY	July 27, 2001 (Unaudited)	October 27, 2000
Current Liabilities
Accounts payable Accrued liabilities Credit facilities Current maturities of long-term debt Federal and foreign income taxes Total Current Liabilities	$ 23,057 62,550 2,121 6,189 3,897 97,814	$ 25,014 67,211 2,654 6,525 5,518 106,922
Long-Term Liabilities
Long-term debt, net of current maturities Deferred income taxes	107,987 11,033	108,172 9,550
Commitments and Contingencies	-	-
Shareholders' Equity

    Common stock, par value $.20 per share,
        authorized 60,000,000 shares, issued and
        outstanding 20,706,868 and 17,424,853 shares
    Additional paid in capital
    Retained earnings
    Accumulated other comprehensive loss
        Total Shareholders' Equity

	4,141 113,475 236,612 (11,874) 342,354 $ 559,188	3,485 46,952 211,540 (12,282) 249,695 $ 474,339

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Nine Months ended July 27, 2001 and July 31, 2000
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 27, 2001	July 31, 2000	July 27, 2001	July 31, 2000
Net Sales Cost of Sales Expenses Selling, general & administrative Research, development & engineering Total Expenses	$ 121,623 77,683 43,940 24,839 5,695 30,534	$ 126,033 80,242 45,791 27,032 5,405 32,437	$ 366,692 235,176 131,516 77,596 16,372 93,968	$ 352,427 223,666 128,761 78,357 15,269 93,626
Operating Earnings	13,406	13,354	37,548	35,135
Interest income Interest expense Insurance settlement Gain on sale of business Unrealized (gain) loss on derivative financial instruments Net Other (Income) Expense	(985) 1,925 (1,651) - 92 (619)	(535) 2,059 - (2,591) - (1,067)	(2,497) 5,820 (4,631) - (558) (1,866)	(1,678) 6,179 - (2,591) - 1,910
Earnings Before Income Taxes Income Tax Expense	14,025 4,796	14,421 4,727	39,414 13,939	33,225 11,768
Net Earnings Before Cumulative Effect of a Change in Accounting	9,229	9,694	25,475	21,457
Cumulative Effect of a Change in Accounting for Derivative Financial Instruments, Net of Tax	-	-	(403)	-
Net Earnings	$ 9,229	$ 9,694	$ 25,072	$ 21,457

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Nine Months ended July 27, 2001 and July 31, 2000
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 27, 2001	July 31, 2000	July 27, 2001	July 31, 2000
Net Earnings per Share Before Cumulative Effect of a Change in Accounting - Basic Cumulative Effect of a Change in Accounting - Basic	$ .45 -	$ .56 -	$ 1.32 (.02)	$ 1.24 -
Net Earnings per Share - Basic	$ .45	$ .56	$ 1.30	$ 1.24
Net Earnings per Share Before Cumulative Effect of a Change in Accounting - Diluted Cumulative Effect of a Change in Accounting - Diluted	$ .44 -	$ .55 -	$ 1.29 (.02)	$ 1.22 -
Net Earnings per Share - Diluted	$ .44	$ .55	$ 1.27	$ 1.22

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended July 27, 2001 and July 31, 2000
(Unaudited)
(In thousands)

Nine Months Ended
	July 27, 2001	July 31, 2000

Operating Activities
    Net earnings
    Gain on sale of business
    Depreciation and amortization
    Deferred income taxes
    Working capital changes, net of effect of acquisitions
        Accounts receivable
        Inventories
        Prepaid expenses
        Accounts payable
        Accrued liabilities
        Federal and foreign income taxes
    Other, net
        Net cash provided from operations

	$ 25,072 - 16,091 1,513 3,619 (18,501) (496) (2,021) (4,896) (1,645) (19) 18,717	$ 21,457 (2,591) 15,788 (49) (8,036) (2,531) 15 703 (2,226) (3,859) 1,023 19,694
Investing Activities Capital expenditures Capital dispositions Purchase of short-term investments Sale of short-term investments Acquisitions Net cash used for investing	(12,179) 102 (3,000) - (6,885) (21,962)	(11,374) 498 - 24,933 (46,022) (31,965)
Financing Activities Net proceeds provided by sale of common stock Net change in credit facilities Repayment of long-term obligations Net cash provided (used) for financing	66,889 (593) (646) 65,650	- (1,340) (2,392) (3,732)
Effect of Changes in Exchange Rates Net Increase (Decrease) in Cash and Cash Equivalents	260 62,665	(1,134) (17,137)
Cash and Cash Equivalents - Beginning of Period Cash and Cash Equivalents - End of Period	50,888 $ 113,553	55,047 $ 37,910
Supplemental Cash Flow Information Cash paid during the period for Interest Income taxes	$ 7,171 13,180	$ 7,511 13,766

ESTERLINE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended July 27, 2001 and July 31, 2000
(Unaudited)

1.

The consolidated balance sheet as of July 27, 2001, the consolidated statement of operations for the three and nine months ended July 27, 2001 and July 31, 2000, and the consolidated statement of cash flows for the nine months ended July 27, 2001 and July 31, 2000 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

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

4.	The Company's comprehensive income was as follows:
	(in thousands)	Three Months Ended		Nine Months Ended
		July 27, 2001	July 31, 2000	July 27, 2001	July 31, 2000
	Net Earnings Change in Derivative Financial Instruments, Net of Tax Foreign Currency Translation Adj. Comprehensive Income	$ 9,229 21 (504) $ 8,746	$ 9,694 - (1,675) $ 8,019	$ 25,072 51 357 $ 25,480	$ 21,457 - (5,212) $ 16,245
5.

Effective at the beginning of the fiscal year, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company's sensors and controls operation, centered in France, occasionally sells products in currencies other than its functional currency. Accordingly, the Company is subject to risks associated with fluctuations in foreign currency exchange rates. The Company's policy is to hedge a portion of these forecasted transactions using forward foreign exchange contracts. Contracts typically have maturities of less than one year.

Upon the adoption of the new standard, the Company recorded its forward foreign exchange contracts on the balance sheet at their respective fair values and the adjustment was recorded as a cumulative effect of a change in accounting in the statement of operations. Subsequent to the initial adoption of the standard, the change in fair value of those contracts will be recorded in earnings. Accordingly, gains or losses related to the change in the fair value of these contracts are being recorded in fiscal 2001.

New contracts have been designated as cashflow hedges and, as of July 27, 2001, were considered highly effective. The portion of the net gain or loss on the derivative instrument that is effective as a hedge is reported as a component of other comprehensive income in shareholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected future cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of a hedge is deemed ineffective, the change in fair value will be recorded in earnings. The Company does not enter into any forward contracts for trading purposes.

6.

On February 21, 2001 the Company completed a public offering of 3.22 million shares of common stock, including shares sold under the underwriters' over-allotment option, priced at $22 per share, generating net proceeds of approximately $67 million. These funds will provide additional financial resources for general corporate purposes, including the possible acquisition of other companies and/or product lines.

7.

In February 2001, the Company reached agreements with several insurance companies settling an outstanding lawsuit brought by the Company to recover expenses associated with a disputed insurance claim. The Company has recognized a total of $4.6 million in recovery of such expenses; $3.0 million in the second quarter of fiscal 2001 and the final $1.6 million in the third quarter of fiscal 2001.

8.	Segment information:
	(in thousands)	Three Months Ended		Nine Months Ended
		July 27, 2001	July 31, 2000	July 27, 2001	July 31, 2000
	Sales Aerospace Advanced Materials Automation Total Sales	$ 71,911 38,941 10,771 $121,623	$ 59,561 32,249 34,223 $126,033	$201,263 111,641 53,788 $366,692	$168,369 93,739 90,319 $352,427
	Segment Earnings Aerospace Advanced Materials Automation Total Segment Earnings	$ 12,911 8,988 (5,468) $ 16,431	$ 6,942 6,112 3,628 $ 16,682	$ 31,539 24,621 (9,297) $ 46,863	$ 20,270 19,352 4,752 $ 44,374
9.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income for fiscal 2002 of approximately $3.5 million, or $.17 per share. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 26, 2001 and has not yet determined what effect these tests will have on the earnings and financial position of the Company.

Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

Results of Operations

Three Months Ended July 27, 2001 Compared to Three Months Ended July 31, 2000

Sales for the third quarter of fiscal 2001 decreased 3.5% when compared with the prior year period. Sales by segment were as follows:

(in thousands)	Incr./(Decr.) from prior year period	2001	2000
Aerospace Advanced Materials Automation Total Net Sales	20.7% 20.8% (68.5)%	$ 71,911 38,941 10,771 $121,623	$ 59,561 32,249 34,223 $126,033

Sales in Aerospace and Advanced Materials increased significantly during the third quarter of fiscal 2001compared with the prior year period. Both segments principally serve aerospace and defense customers. New product sales, including cockpit lighting components, engine performance monitoring and sensing equipment, and advanced materials for high temperature applications enhanced existing product sales. Automation sales have dropped to historical lows as capital goods customers, in the electronics, telecommunications and heavy equipment markets, continue to curtail operations. Throughout fiscal 2001, customer production cutbacks, layoffs and plant closures have resulted in substantially lower sales volume for Automation. Although cyclicality is not unusual in this segment, this year's market declines are unprecedented and no upturn is apparent in the near future.

Overall, gross margin as a percentage of sales was 36.1% for the third quarter of fiscal 2001 compared with 36.3% for the third quarter of fiscal 2000. Segment gross margins ranged from 16.3% to 39.0% for the third quarter of fiscal 2001 compared with 35.7% to 37.7% during the same period in 2000. The current quarter comparison reflects strong performance in Aerospace and Advanced Materials offset by a decrease in Automation. Margins in Aerospace and Advanced Materials benefited from increased sales volumes and higher margin product sales. Additionally, while energy costs were higher than in prior periods, the excessive negative impacts on operations, including shutdowns during prime production times, abated during the third quarter of fiscal 2001 for certain California businesses in Advanced Materials.

Selling, general and administrative expenses (which include corporate expenses) totaled $24.8 million and $27.0 million for the third quarter of fiscal 2001 and 2000, respectively, or 20.4% of sales for the third quarter of fiscal 2001 compared with 21.4% for the prior year period. The significant reduction in selling, general and administrative expenses was primarily due to Automation, where additional measures were taken in response to current revenue forecasts. Research, development and engineering spending was $5.7 million, or 4.7% of sales, for the third quarter of fiscal 2001 compared with $5.4 million, or 4.3% of sales, for the third quarter of fiscal 2000. While the Company focused on curtailing discretionary spending, especially in Automation, research, development and engineering efforts continued in all segments in order to meet the future needs of customers.

Segment earnings (operating earnings excluding corporate expenses) for the third quarter of fiscal 2001 totaled $16.4 million. Aerospace and Advanced Materials earnings were $12.9 million and $9.0 million for the third quarter of fiscal 2001, respectively, compared with $6.9 million and $6.1 million for the third quarter of fiscal 2000, respectively, a combined improvement of nearly 68% from the prior year period. Aerospace and Advanced Materials benefited from increased sales volume, higher margin product mix, and lean initiatives that have created additional efficiencies. Automation reported a loss of $5.5 million for the third quarter of fiscal 2001 compared with earnings of $3.6 million for the third quarter of fiscal 2000.

In February 2001, the Company reached agreements with several insurance companies settling a disputed insurance claim. The Company received and recognized nearly $3.0 million in recoveries in the second quarter of fiscal 2001. An underlying case concluded during the third quarter of fiscal 2001 and the Company received and recognized the final $1.6 million recovery during this quarter.

The Company is required to record in earnings the change in fair value of derivatives that do not qualify as hedges under FAS 133. The change in the fair value of the non-qualifying derivative financial instruments resulted in a loss of $92,000 for the third quarter of fiscal 2001.

The effective income tax rate for the third quarter of fiscal 2001 was 34.2% compared with 32.8% for the third quarter of fiscal 2000. The effective tax rates for both periods reflect the offsetting effects of state income taxes and recognition of certain tax credits.

New orders for the third quarter of fiscal 2001 were $109.6 million compared with $131.2 million for the same period in 2000, a decrease of 16.5%. The decrease in new orders was primarily due to the drop in demand for Automation equipment.

Nine Months Ended July 27, 2001 Compared to Nine Months Ended July 31, 2000

Year-to-date sales grew 4.0% when compared with the prior year period. Sales by segment were as follows:

(in thousands)	Incr./(Decr.) from prior year period	2001	2000
Aerospace Advanced Materials Automation Total Net Sales	19.5% 19.1% (40.4)%	$201,263 111,641 53,788 $366,692	$168,369 93,739 90,319 $352,427

Aerospace and Advanced Materials sales performance reflects new product introductions and strength in the aerospace and defense industry. The order rate for businesses serving aerospace and defense markets remained strong, bolstered by new product introductions which expand the scope and capabilities these businesses are able to address. Automation sales declined rapidly during the first nine months of fiscal 2001 as electronics, telecommunications, and heavy equipment customers cutback sharply on capital expenditures for automated manufacturing equipment.

Overall, gross margin as a percentage of sales was 35.9% for the first nine months of fiscal 2001 compared with 36.5% for the first nine months of fiscal 2000, primarily reflecting the poor performance of Automation. Segment gross margins ranged from 28.8% to 37.9% for the first nine months of fiscal 2001 compared with 35.3% to 37.3% during the same period in 2000. Aerospace and Advanced Materials strong performance offset significant decreases in Automation for the first nine months of fiscal 2001. Increased sales volume and higher margin product mix in Advanced Materials enabled the Company to offset certain additional energy costs.

Selling, general and administrative expenses (which include corporate expenses) totaled $77.6 million and $78.4 million for the first nine months of fiscal 2001 and 2000, respectively, or 21.2% of sales for the first nine months of 2001 compared with 22.2% for the prior year period. Research, development and engineering spending was $16.4 million for the first nine months of fiscal 2001 compared with $15.3 million for the first nine months of fiscal 2000; 4.5% and 4.3% of sales for the respective periods.

Segment earnings (operating earnings excluding corporate expenses) for the first nine months of fiscal 2001 totaled $46.9 million, a 5.6% improvement compared with the prior year period. Aerospace earnings were $31.5 million for the first nine months of fiscal 2001 compared with $20.3 million in the same prior year period. Advanced Materials earnings were $24.6 million for the first nine months of fiscal 2001 compared with $19.4 million for the first nine months of fiscal 2000. Sales volume increases, product mix and lean initiatives account for the improvements in both Aerospace and Advanced Materials. Automation reported a loss of $9.3 million for the first nine months of fiscal 2001 compared with earnings of $4.8 million for the same prior year period.

The Company has recognized a total of $4.6 million in recovery of expenses related to an insurance company settlement. The year-to-date change in the fair value of the non-qualifying derivative financial instruments resulted in a gain of $558,000 for the first nine months of fiscal 2001.

The effective income tax rate for the first nine months of fiscal 2001 and 2000 was 35.4%.

New orders for the first nine months of fiscal 2001 were $384.9 million compared with $405.0 million for the same period in fiscal 2000. Compared with the prior year period, order rates in aerospace-related businesses increased. Backlog at July 27, 2001 was $246.5 million compared with $235.8 million at the end of the prior year period. Backlog has continued to increase over the last several quarters despite difficulties in Automation and softness in industrial markets served by Aerospace and Advanced Materials. In the most recent fiscal quarter backlog has leveled off. Approximately $146.4 million in backlog is scheduled for delivery after fiscal 2001. Most orders in backlog are subject to cancellation until delivery.

Liquidity and Capital Resources

During the second quarter of fiscal 2001 the Company completed a public offering generating net proceeds of approximately $67.0 million. These funds will provide additional financial resources for general corporate purposes, including the possible acquisition of other companies and/or product lines.

Cash and cash equivalents and short-term investments on hand at July 27, 2001 totaled $116.6 million, an increase of $65.7 million from October 27, 2000. The increase is primarily due to proceeds of the stock offering. The Company used $6.9 million in cash to complete four product line acquisitions during the first nine months of fiscal 2001. Net working capital increased to $213.9 million at July 27, 2001 from $121.6 million at October 27, 2000, primarily due to increases in cash and inventories.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $18 million during fiscal 2001 compared with $15.5 million expended in fiscal 2000. Capital expenditures for the first nine months of 2001 totaled $12.2 million and were primarily for machinery and equipment, and enhancements to information systems.

Total debt at July 27, 2001 was $116.3 million and consisted of $100.0 million under the Company's 1999 Senior Notes, $11.4 million under the Company's 8.75% Senior Notes, and $4.9 million under various foreign currency debt agreements, including capital lease obligations. The 8.75% Senior Notes mature on July 30, 2002. The 1999 Senior Notes have maturities ranging from 5 to 10 years and interest rates from 6.0% to 6.77%. Management believes cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through 2001.

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

Item 6.       Exhibits and Reports on Form 8-K

(a)	Exhibits
	11.	Schedule setting forth computation of basic and diluted earnings per common share for the three and nine months ended July 27, 2001 and July 31, 2000.
(b)	Reports on Form 8-K.
There were no reports filed on Form 8-K during the third quarter of fiscal 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Esterline Technologies Corporation (Registrant)
Dated: September 10, 2001	By:	/s/Robert D. George Robert D. George Vice President, Chief Financial Officer Secretary and Treasurer (Principal Financial and Accounting Officer)