Form 10-K
period 2001-10-26
ESTERLINE TECHNOLOGIES CORP
filed 2002-01-23
CIK 33619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 26, 2001

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-6357

ESTERLINE TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2595091 (I.R.S. Employer Identification No.)
10800 NE 8th Street Bellevue, Washington (Address of principal executive offices)	98004 (Zip code)

Registrant's telephone number, including area code       425/453-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock ($.20 par value) Preferred Stock Purchase Rights	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          X   Yes                No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        [X]

      As of January 8, 2002, 20,720,233 shares of the Registrant's common stock were outstanding. The aggregate market value of such common stock held by non-affiliates at such date was $333,181,347 (based upon the closing sales price of $16.08 per share).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for Fiscal Year ended October 26, 2001-Parts I, II and IV.

Portions of Definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders, to be held on March 5, 2002-Part III.


PART I

This Report includes a number of forward-looking statements that reflect the Company's current views with respect to future events and financial performance. Please refer to the section addressing forward-looking information on page 7 for further discussion.

Item 1.   Business

(a)   General Development of Business.

Esterline, a Delaware corporation formed in 1967, is a specialized manufacturing company principally serving aerospace and defense customers and electronic equipment manufacturers. We design, manufacture and market highly engineered products and systems for applications within the industries we serve. Our strategic growth plan revolves around the development of three key technologies - sensors and controls, specialized high-performance materials and illuminated displays.

As part of our long-term strategic direction, we strive to anticipate the global needs of our customers and to respond to such needs with comprehensive solutions worldwide. This effort has resulted in establishing strategic realignments of operations providing the capability to offer a more extensive product line to each customer through a single contact. As part of our strategy, during the past fiscal year, we completed four strategic product line acquisitions for our Aerospace and Advanced Materials segments. These acquisitions extended our product offerings and increased our customer interface opportunities. In addition, we divested a small unit in our Aerospace segment that was not core to our operations.

We view and operate our business in three different segments: Aerospace, Advanced Materials and Automation. We primarily serve aerospace and defense customers with manufactured products such as high-end components for avionics, propulsion and guidance systems, and high-performance elastomers and other complex materials in the Aerospace and Advanced Materials segments. The Automation segment serves electronic equipment customers with printed circuit board (PCB) drilling equipment and heavy equipment manufacturing customers with automated machine tools for cutting and punching plate metal.

(b)   Financial Information about Industry Segments.

A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to the Company's business segments for fiscal years 2001, 2000, and 1999 is incorporated herein by reference to Note 11 to the Company's Consolidated Financial Statements (pages 60-63) of the Annual Report to Shareholders for the fiscal year ended October 26, 2001.

(c)   Narrative Description of Business.

Aerospace. Principal operations for our Aerospace business segment are conducted through Auxitrol, which specializes in the development and manufacture of sensors and controls, and Korry, which specializes in cockpit components.


Sensors & Controls

We are a market leader in Europe with growing positions in the U.S. and U.K. in the manufacture of high-precision temperature and pressure sensing devices, micro-motors and motion control sensors used primarily in aerospace applications. For example, we are the sole-source supplier of temperature probes for use on all versions of the GE/Snecma CFM 56 jet engine (over 10,000 of which are currently in use on all new generation Boeing 737 aircraft and most Airbus models). The principal customers for these products are jet engine manufacturers, airframe manufacturers, shipbuilders, petroleum companies and electric utilities. Customers for our products include Aerospatiale, Airbus, Aircraft Braking Systems, British Ministry of Defence, General Electric, Honeywell, Parker Hannifin and Snecma.

Cockpit Components

We are a market leader in the development, marketing and manufacturing of sophisticated high reliability components and systems. These products include illuminated push-button switches, indicators, panels and keyboards that are used in a broad variety of control and display applications. They have been integrated into many existing aircraft designs, including every Boeing commercial aircraft currently in production. This large installed base provides us with a significant spare parts and retrofit business. In addition, we manufacture control sticks, grips and wheels, as well as specialized switching systems. In this area, we primarily serve commercial and military aviation, and airborne and ground-based military equipment manufacturing customers.

Our proprietary products provide customers with significant technological advantages in such areas as night vision, a critical operational requirement, and backlighting for active-matrix liquid-crystal displays, a technology enabling pilots to read display screens in a variety of light conditions as well as from extreme angles. Our products are incorporated in a wide variety of programs including the Apache and Black Hawk helicopters and the F-117 Stealth, C-17, F-14, F-15, F-16 and F-18 fixed wing military aircraft, as well as Canadair, Cessna, Gulfstream and Saab business jets. Customers for our products include Boeing, Bombardier, Embraer Aircraft, Honeywell, Lockheed Martin, Raytheon Aircraft, Rockwell, Sikorsky, Smiths Industries and the U.S. Department of Defense (DoD).

Advanced Materials. Principal operations for our Advanced Materials business segment are primarily conducted through Kirkhill-TA, which specializes in the design and manufacture of high-performance elastomer products, and Armtec, which specializes in the manufacture of molded fiber cartridge cases, mortar increments, igniter tubes and other combustible ammunition components.

Specialized High-Performance Applications

We specialize in the development of proprietary formulations for silicone rubber and other elastomer products. Our elastomer products are engineered to address specific customer requirements where superior performance in high temperature, high pressure, caustic, abrasive and other difficult environments is critical. These products include precision metal components, seals, tubing and coverings, which are designed in custom molded shapes and thermal fire barrier insulation products. Our primary customers for these products are jet and rocket engine manufacturers, commercial and military airframe manufacturers, as well as commercial airlines. Some of the products include proprietary elastomers that are specifically designed for use on or near a jet engine. Customers for our products include BAE, BF Goodrich, Boeing, Bombardier, General Electric, Honeywell, KAPCO, Pratt and Whitney, and ATK Thiokol.


Other Defense Applications

We manufacture molded fiber cartridge cases, mortar increments, igniter tubes and other combustible ammunition components for the U.S. Armed Forces, in addition to licensing such technology to foreign defense contractors and governments. We are currently the sole supplier of combustible casings utilized by the U.S. Army. Sales are made either directly to the U.S. Army arsenals or through prime contractors, Alliant Techsystems, and General Dynamics. These products include the U.S. Army's new generation 155mm Modular Artillery Charge System, the 120mm combustible case used with the main armament system on the U.S. Army's M-1A1 and M-1A2 tanks and the 60mm, 81mm and 120mm combustible mortar increments.

Automation. Principal operations for our Automation business segment are primarily conducted through Excellon, which manufactures automated drilling systems for fabrication of PCBs, and W. A. Whitney, which designs and builds automated machine tools for cutting and punching plate and structural steel.

Printed Circuit Board Applications

We are a leading manufacturer of highly efficient automated drilling systems for the PCB manufacturing industry. Our advanced mechanical drilling technology addresses the unique requirements for circuit boards and multi-chip modules used in, among other things, internet infrastructure and wireless communications equipment. In 1999, we introduced laser technology to respond to customer requirements for increasingly higher specification PCBs. Our state-of-the-art lasers are able to produce holes as small as 0.002 of an inch in diameter and at speeds of up to 60,000 holes per minute. Customers for our products include Camtek, DLM Tech, Litton (Northrop Grumman), Merrimac, Merix Corp., Sanmina, Trans Tech, and Viasystems.

Precision Metal Cutting and Punching Applications

We are a leading manufacturer of high precision, computer controlled machine tools for cutting and punching plate and structural steel ranging from three-eighths of an inch to two inches in thickness for construction, transportation, agricultural and mining equipment manufacturers and independent steel fabrication centers. Our products are specifically designed for mid- to heavy-plate metal that enables manufacturers to meet rigid cut quality and accuracy standards. In recent years, we have introduced laser technology into our line of products which increases the accuracy of cuts and reduces the number of required finishing operations. In this niche market, we are a leading supplier in the United States, in addition to serving markets in both Europe and Asia. Customers for our products include Caterpillar, Case New Holland, Deere, FMC, Genie Industries, Heil and Thrall Rail Car.

Marketing and Distribution

As businesses globalize, we believe that a key to continued success is our ability to meet customer requirements worldwide. In order to accomplish this, we have and will continue to optimize our operations in order to provide a wider variety of products through single business segments. These adjustments include combining sales and marketing forces where appropriate, cross-training our sales representatives on multiple product lines, and cross-stocking our spare parts and components. For example, our sensors and controls platform operations, previously conducted through three independent organizations in the United States, England and France, were recently integrated to provide a single point of contact for global sales of temperature and pressure sensors, fluid regulating devices and motion control components.


In the technical and highly engineered product segments in which we compete, relationship selling is particularly appropriate in targeted marketing segments where customer and supplier design and engineering inputs need to be tightly integrated. Participation in industry trade shows is an effective method of meeting customers, introducing new products, and exchanging technical specifications. In addition to technical and industry conferences, our products are supported through direct internal global sales efforts, particularly important in the Automation segment, as well as through manufacturer representatives and selected distributors. Currently, 138 sales people, 204 representatives and 22 distributors support our operations globally.

Backlog

Backlog at the end of fiscal 2001 was $222.9 million compared with $228.3 million at the end of fiscal 2000. Approximately $60.1 million of backlog is scheduled to be shipped after fiscal 2002.

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

Research and Development

Currently, our product development and design programs utilize an extensive base of professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed. In fiscal 2001, approximately $22.1 million was expended for research, development and engineering, compared with $20.8 million in fiscal 2000 and $24.0 million in fiscal 1999. We believe that continued product development is key to our long-term growth, and consequently, we consistently invest in research and development, as well as participating in customer funded research and development programs, including flight controls and instrumentation on the Joint Strike Fighter and Eurofighter, Gulfstream V flight controls, deicing probes for next generation GE engines, ice detectors for the Rafale fighter, smoke and pollution concentration measurement devices, LED lighted cockpit switches for Airbus and thermal fire barrier insulation products for APU and AMAD sections of the F-18 and external protection material for the Boeing Delta IV rocket motor.


Foreign Operations

Our principal foreign operations consist of manufacturing facilities located in France and the United Kingdom. We also maintain offices in the United Kingdom, France, Germany, Hong Kong, Japan and Spain that provide a variety of functions including sales, service, distribution and/or purchasing. For further information regarding foreign operations, see Note 11 to the Consolidated Financial Statements, pages 60-63 of the Annual Report to Shareholders.

Employees

We had approximately 4,100 employees at October 26, 2001, of which 3,300 were based in the United States and 800 were in our European operations. Fewer than 3% of the U.S.-based employees were represented by a labor union. The European operations are subject to national trade union agreements and to local regulations governing employment.

Government Contracts and Subcontracts

As a contractor and subcontractor to the U.S. government, we are subject to various laws and regulations that are more restrictive than those applicable to private sector contractors. Approximately 9% of our sales were made directly to the U.S. government in fiscal 2001. In addition, we estimate that our subcontracting activities accounted for an additional 13% of sales during fiscal 2001. Therefore, approximately 22% of our sales during that fiscal year were governed by rules favoring the government's contractual position. As a consequence, such contracts may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending, and other factors. Although our fixed-price contracts generally permit us to keep profits if costs are less than projected, we do bear the risk that increased or unexpected costs may reduce profits or cause us to sustain losses on the contracts. Generally, firm fixed-price contracts offer higher margins than cost-plus type contracts. The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the DoD. The contracts and subcontracts to which we are a party are also subject to profit and cost controls and standard provisions for termination at the convenience of the U.S. government. Upon termination, other than for our default, we will normally be entitled to reimbursement for allowable costs and to an allowance for profit. To date, none of our significant fixed-price contracts has been terminated.

Patents and Licenses

Although we hold a number of patents and licenses, we do not believe that our operations are dependent on our patents and licenses. In general, we rely on technical superiority, continual product improvement, exclusive product features, superior lead time, on-time delivery performance and quality, and customer relationships to maintain competitive advantage.

Sources and Availability of Raw Materials and Components

Due to our diversification, the sources and availability of raw materials and components are not nearly as important as they would be for a company that manufactures a single product. However, certain components, supplies and raw materials for our operations are purchased from single sources. In such instances, we strive to develop alternative sources and design modifications to minimize the effect of business interruptions.


Seasonality

The timing of our revenues is impacted by the purchasing patterns of our customers and as a result we do not generate revenues evenly throughout the year. Moreover, our first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America. This leads to decreased order and shipment activity; consequently, first quarter results are typically weaker than other quarters and not necessarily indicative of our performance in subsequent quarters.

Environmental Matters

We are subject to federal, state, local and foreign laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous waste, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances.

We have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, CERCLA, and analogous state environmental laws, for the cleanup of contamination resulting from past disposals of hazardous wastes at certain sites to which we, among others, sent wastes in the past. CERCLA requires potentially responsible persons to pay for cleanup of sites from which there has been a release or threatened release of hazardous substances. Courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple potentially responsible persons, the costs of cleanup typically are allocated among the parties according to a volumetric or other standard. We believe, based on, among other things, a review of the data available to us regarding each such site, including the minor volumes of waste, which we are alleged to have contributed, and a comparison of our liability at each such site to settlements we have previously reached in similar cases, that we have adequately accrued for the estimated costs associated with such matters. There can be no assurance, however, that our accrued liabilities will be adequate in all cases.

Liabilities have been accrued for environmental remediation costs expected to be incurred in the disposition of manufacturing facilities. No provision has been recorded for environmental remediation costs that could result from changes in laws or other circumstances we have not currently contemplated.

(d)   Financial Information About Foreign and Domestic Operations and Export Sales.

See Note 11 to the Consolidated Financial Statements, pages 60-63 of the Annual Report to Shareholders.

Forward-Looking Statements and Risk Factors

This annual report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," potential," "predict," "should" or "will" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Risk Factors," that may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations


reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements.

Business Risks

Our operating results are subject to fluctuations that may cause our stock price to decline.

Our business is susceptible to economic cycles and therefore our operating results have fluctuated widely in the past and are likely to continue to do so. Our revenue is unpredictable and tends to fluctuate based on a number of factors, including domestic and foreign economic conditions and developments affecting the specific industries and customers served. For example, the tragic events of September 11 have impacted the global aviation industry, including our operations. The ultimate effect on our operations of these events is unknown.

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

Certain operations are dependent on a relatively small number of customers and defense programs, which change from time to time. Significant customers in 2001 included Boeing, the U.S. Army, Snecma, Smiths Industries, and Honeywell. There can be no assurance that our current significant customers will continue to buy products at their current levels. Orders included in backlog are subject to cancellation by our customers. The loss of a significant customer or defense program could have a material adverse effect on our operating results if we were unable to replace the related sales.

Political and economic instability in foreign markets may have a material adverse effect on our operating results.

Foreign sales represented approximately 31.3% of our total sales in fiscal 2001. Foreign sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, economic conditions in local markets, inconsistent product regulation by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements. To the extent that foreign sales are transacted in a foreign currency, we are subject to the risk of losses due to foreign currency fluctuations. In addition, we have substantial assets denominated in foreign currencies that are not offset by liabilities denominated in such foreign currencies. These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.

The unsuccessful integration of a business or business segment we acquire could have a material adverse effect on our operating results.

One of our key operating strategies is to pursue selective acquisitions. We are reviewing and actively pursuing many possible acquisitions, including some outside our current markets. Our acquisition strategy may require additional debt or equity financing, resulting in additional leverage and dilution to existing stockholders. We may not be able to finance acquisitions on the terms that are most beneficial to us. We cannot assure you that any future acquisition will be


consummated, or that if consummated that we will be able to integrate such acquisition successfully without a material adverse effect on our financial condition or results of operations.

If we were unable to protect our intellectual property rights adequately, the value of our products could be diminished.

Our success is dependent in part on obtaining, maintaining and enforcing our proprietary rights and our ability to avoid infringing on the proprietary rights of others. While we take precautionary steps to protect our technological advantages and intellectual property and rely in part on patent, trademark, trade secret and copyright laws, we cannot assure you that the precautionary steps we have taken will completely protect our intellectual property rights. Because patent applications in the United States are maintained in secrecy until a patent is issued, there may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products and processes. In the event a competitor successfully challenges our patents or licenses, we could incur substantial litigation costs that could have a material adverse effect on our operating results and financial condition.

In addition to our patent rights, we also rely on unpatented technology, trade secrets and confidential information. Others may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to protect our rights in unpatented technology, trade secrets and confidential information effectively. We require each of our employees, consultants and corporate partners to execute a confidentiality agreement at the commencement of an employment or consulting relationship with us. However, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

The market for our products may be affected by our ability to adapt to technological change.

The rapid change of technology continually affects our product applications and may directly impact the performance of any particular product. To succeed in the future, we will need to design, develop, manufacture, assemble, test, market, and support new products and enhancements to our existing products, in a timely and cost-effective manner. Historically, our technology has been developed through both internal research and development expenditures, as well as customer-sponsored research and development programs. There is no guarantee that we will continue to maintain, or benefit from, comparable levels of research and development in the future. We cannot assure you that our existing products will not require significant modifications in the future in order to maintain their effectiveness, nor can we assure you that we will successfully identify new opportunities and continue to have the needed financial resources to develop new products in a timely or cost-effective manner.

Fixed-price contracts are common in some of our markets and may increase risks of cost overruns or losses on our contracts.

Our customers set demanding specifications for product performance, reliability and cost. Some of our government contracts and subcontracts are firm, fixed-price contracts providing for a predetermined fixed price for the products we make regardless of the costs we incur. Thus, we must make pricing commitments to our customers based on our expectation that we will achieve more cost effective product designs and automate more of our manufacturing operations. The manufacture of our products requires a complex integration of demanding processes involving unique technical skill sets. We face risks of cost overruns or order cancellations if we fail to achieve forecasted product design and manufacturing efficiencies or if products cost more to produce than expected. The expense of producing products can rise due to increase cost of materials, components, labor, capital equipment or other factors. We may have cost overruns or


problems with the performance or reliability of our products in the future, which could result in the incurring of losses on contracts that we could have otherwise expected to be profitable.

We depend on the continued contributions of our executive officers and other key management, each of whom would be difficult to replace.

The loss of any of our executive officers would disrupt our operations and divert the time and attention of our remaining officers. We do not have employment contracts with our key executives, nor have we purchased "key-person" insurance on the lives of any of our key officers or management personnel to reduce the impact to our company that the loss of any of them would cause.

Our charter documents contain certain provisions that could make a merger, tender offer or proxy contest difficult.

Our Restated Certificate of Incorporation, as amended, and Bylaws provide for a classified board of directors and restrict the ability of stockholders to call special meetings. These provisions could delay or impede the removal of incumbent directors and could make it more difficult to affect a merger, tender offer or proxy contest, even if such events might be favorable to our stockholders. In addition, certain agreements to which we are a party, including loan and employment agreements, contain provisions that impose increased costs in the event of a change of control.

We are party to a Shareholder Rights Plan designed to cause substantial dilution to any "Acquiring Person" that attempts to merge or consolidate with us, or that takes certain other actions affecting us on terms that are not approved by our Board of Directors. We are also subject to the "business combination" statute of the Delaware General Corporation Law, that generally prohibits a publicly held Delaware corporation from engaging in various "business combination" transactions with any "interested stockholder" for a period of three years after the date of the transaction in which such person became an "interested stockholder," unless the business combination is approved in a specific manner. These provisions could discourage or make it more difficult to effect a merger, tender offer or other similar transaction, even if it were favorable to our stockholders.

Industry Risks

Our business is subject to various laws and regulations that are more restrictive because we are a contractor and subcontractor to the U.S. government.

As a contractor and subcontractor to the U.S. government, we are subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. Approximately 9% of our sales were made directly to the U.S. government in fiscal 2001. In addition, we estimate that our subcontracting activities accounted for an additional 13% of sales during fiscal 2001. Therefore, approximately 22% of our sales during that fiscal year were governed by rules favoring the government's contractual position. As a consequence, such contracts may be subject to protest or challenge by unsuccessful bidders or to termination, reduction, or modification in the event of changes in government requirements, reductions in federal spending, or other factors. The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the DoD. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management attention. Also, an adverse finding in any such audit, inquiry or investigation could involve fines, injunctions or other sanctions.


Rapid changes in technology and industry standards could render certain of our products obsolete or noncompetitive.

We are engaged in a field characterized by product performance, which requires extensive research efforts and rapid technological development and service. New developments and product improvements in our field are accelerating. Our competitors may develop technologies and products that are more effective than any we develop or that render our technology and products obsolete or noncompetitive. In addition, our products could become unmarketable if new industry standards emerge. To be successful, we will need to enhance our products and design, develop and market new and improved products that keep pace with new technological and industry developments; however, we cannot assure you that we will be successful in competing against new technologies and keeping up with industry developments.

A downturn in the aircraft market could adversely affect our business.

The aircraft industry is cyclical in nature and affected by many factors beyond our control. In addition, the current downturn in the aircraft market was exacerbated by the events of September 11, which could have a material adverse effect on our business, financial condition and operating results.

The principal markets for manufacturers of commercial aircraft are the commercial and regional airlines which are adversely affected by a number of factors, including increased fuel and labor costs, intense price competition, and terrorist attacks, as well as economic cycles, all of which can be volatile and are outside our control. Commercial aircraft production may increase or decrease in response to changes in customer demand caused by general economic conditions and the perceived safety and ease of airline travel.

The military aircraft industry is dependent upon the level of equipment expenditures by the armed forces of countries throughout the world, and especially those of the United States. Although the events of September 11 may increase the level of equipment expenditures by the armed forces, in the past this industry has been adversely affected by a number of factors, including the reduction in military spending since the end of the Cold War. Decreases in military spending could depress demand for military aircraft.

Any decrease in demand for new aircraft will likely result in a decrease in demand of our products and services, and correspondingly, our revenues, thereby adversely affecting our business, financial condition and results of operations.

Our business is subject to governmental authorizations and approvals.

Governmental agencies throughout the world, including the U.S. Federal Aviation Administration (FAA), highly regulate the repair and overhaul of aircraft engines. Guidelines established by OEMs supplement governmental regulation and generally require that aircraft operators overhaul engines and replace specified engine parts after a certain number of flight hours or cycles (take-offs and landings).

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


financial condition and results of operations. In addition, new and more stringent government regulations, if adopted and enacted, could have a material adverse effect on our business, financial condition and results of operations.

Intense competition among technology companies for experienced engineers and other personnel may affect our ability to sustain our growth expectations.

We depend on, and must attract and retain, competent personnel in all areas of our business, including management, engineering, manufacturing, quality assurance, finance, marketing and support. Our development efforts depend on hiring and retaining qualified engineers, who we believe are in high demand. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. If we are unable to hire a sufficient number of engineering personnel, we may be unable to support the growth of our business, and as a result, our sales may suffer.

We may be required to defend lawsuits or pay damages in connection with the alleged or actual harm caused by our products.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in harm to others or to property. Although we maintain general liability and product liability insurance, we may incur significant liability if product liability lawsuits against us are successful and we cannot assure you that such coverage will be adequate to cover all claims that may arise, or that it will continue to be available to us on acceptable terms.

We may incur substantial environmental liability arising from our activities involving the use of hazardous materials.

Our business is subject to certain federal, state, local and foreign laws, regulations and ordinances governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. From time to time, our operations have resulted or may result in noncompliance with or liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances. In addition, we have been identified as a potentially responsible party pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or under analogous state environmental laws, for the cleanup of contamination resulting from past disposals of hazardous wastes at certain sites where we, with others, sent waste in the past. We cannot assure you that such matters, or any similar liabilities that arise in the future, will not exceed our resources, nor can we completely eliminate the risk of accidental contamination or injury from these materials.


Item 2.    Properties

The following table summarizes our principal properties that are greater than 50,000 square feet, including identification of the business segment, as of October 26, 2001:

Location	Type of Facility	Business Segment	Approximate Square Footage	Owned or Leased
Brea, CA	Office, Plant & Warehouse	Advanced Materials	429,000	Owned
Rockford, IL	Office & Plant	Automation	294,000	Owned
Seattle, WA	Office & Plant	Aerospace	162,000	Leased
Torrance, CA	Office & Plant	Automation	150,000	Leased
Coachella, CA	Office & Plant	Advanced Materials	111,000	Owned
Bourges, France	Plant	Aerospace	109,000	Leased
Kent, WA	Office & Plant	Advanced Materials	93,000	Owned
Valencia, CA	Office & Plant	Advanced Materials	88,000	Owned
Coeur d'Alene, ID	Office & Plant	Aerospace	85,000	Leased
London, England	Office & Plant	Aerospace	70,000	Leased
San Fernando, CA	Office & Plant	Aerospace	50,000	Leased
Painesville, OH	Office & Plant	Aerospace	50,000	Owned

In total, we own approximately 1,300,000 square feet and lease approximately 600,000 square feet of manufacturing facilities and properties.

Item 3.     Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe we have adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 26, 2001.


PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters

The following information that appears in the Company's Annual Report to Shareholders for the fiscal year ended October 26, 2001 is hereby incorporated by reference:

(a)	The high and low market sales prices of the Company's Common Stock for each quarterly period during fiscal years 2001 and 2000, respectively, (page 42 of the Annual Report to Shareholders).
(b)	Restrictions on the ability to pay future cash dividends (Note 6 to the Consolidated Financial Statements, pages 55-56 of the Annual Report to Shareholders).

No cash dividends were paid during fiscal years 2001 and 2000. The Company currently intends to retain all future earnings for use to expand our business and retire debt. We are restricted from paying dividends under our current credit facility and do not anticipate paying any dividends in the foreseeable future.

On January 8, 2002, there were approximately 710 record holders of the Company's common stock.

The principal market for the Company's Common Stock is the New York Stock Exchange.

Item 6.     Selected Financial Data

The Company hereby incorporates by reference the Selected Financial Data of the Company that appears on page 41 of the Company's Annual Report to Shareholders for the fiscal year ended October 26, 2001.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company hereby incorporates by reference Management's Discussion and Analysis of Financial Condition and Results of Operations which is set forth on pages 36-40 of the Company's Annual Report to Shareholders for the fiscal year ended October 26, 2001.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

The Company hereby incorporates by reference the narrative discussion regarding market risk appearing on page 40 of the Company's Annual Report to Shareholders for the fiscal year ended October 26, 2001.

Item 8.     Financial Statements and Supplementary Data

The report of Ernst & Young LLP, independent auditors, and the consolidated financial statements included on pages 43 through 65 of the Company's Annual Report to Shareholders for the fiscal years ended October 26, 2001 and October 27, 2000 are incorporated herein by reference. The report of Deloitte & Touche LLP, independent auditors, as of October 31, 1999 and for the year then ended is included in this filing under Exhibit 23.3. Quarterly results of operations on page 64 of the Company's Annual Report to Shareholders for the fiscal year ended October 26, 2001 are incorporated herein by reference.


Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

(a)    Directors.

The Company hereby incorporates by reference the information set forth under "Election of Directors" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 5, 2002, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 2002.

(b)    Executive Officers.

The names and ages of all executive officers of the Company and the positions and offices held by such persons as of January 23, 2002 are as follows:

Name	Position with the Company	Age
Robert W. Cremin James J. Cich, Jr. Robert D. George Marcia J. M. Greenberg Larry A. Kring Stephen R. Larson

Chairman, President and Chief Executive Officer
Group Vice President
Vice President, Chief Financial Officer,
   Secretary and Treasurer
Vice President, Human Resources
Group Vice President
Vice President, Strategy & Technology

61 40 45 49 61 57

Mr. Cremin has been Chairman since January 2001. In addition, he has served as Chief Executive Officer and President since January 1999 and September 1997, respectively. From January 1991 to September 1997, he served in various executive positions including Chief Operating Officer, Executive Vice President, Senior Vice President and Group Executive. He is also the Chairman of the President's Council of Manufacturers Alliance/MAPI. Mr. Cremin has an M.B.A. from the Harvard Business School and a B.S. degree in Metallurgical Engineering from Polytechnic Institute of Brooklyn. He has been a director of the Company since 1998.

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

Mr. George has been Vice President, Chief Financial Officer, Secretary and Treasurer since July 1999 and Treasurer and Controller since June 1997. From October 1995 to June 1997, he was Group Vice President Finance for Zurn Power Systems Group. Previously, he served as Vice President Finance for the Energy Division of Zurn Industries from March 1989 until October 1995. Mr. George has an M.B.A. from the Fuqua School of Business at Duke University and a B.A. degree in Economics from Drew University.


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

Item 11.    Executive Compensation

The Company hereby incorporates by reference the information set forth under "Executive Compensation" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 5, 2002, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The Company hereby incorporates by reference the information with respect to stock ownership set forth under "Security Ownership of Certain Beneficial Owners and Management" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 5, 2002, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 2002.

Item 13.    Certain Relationships and Related Transactions

None.


PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements.

The following consolidated financial statements, together with the report thereon of Ernst & Young LLP, dated December 6, 2001, appearing on pages 43-65 of the Company's Annual Report to Shareholders for the year ended October 26, 2001, are hereby incorporated by reference:

Annual Report Page Number
Consolidated Statement of Operations - Fiscal years 2001, 2000, and 1999	43
Consolidated Balance Sheet - October 26, 2001 and October 27, 2000	44-45
Consolidated Statement of Cash Flows - Fiscal years 2001, 2000, and 1999	46-47
Consolidated Statement of Shareholders' Equity and Comprehensive Income - Fiscal years 2001, 2000, and 1999	48
Notes to Consolidated Financial Statements - October 26, 2001	49-64
Report of Ernst & Young LLP, Independent Auditors	65

Refer also to Part II, Item 8 - Financial Statements and Supplementary Data for additional information.

(a)(2) Financial Statement Schedules.

The following consolidated financial statement schedule of Esterline Technologies Corporation and subsidiaries is included in Item 14(d) as follows:

Schedule II - Valuation and Qualifying Accounts, see page 24.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits.

See Exhibit Index on pages 20-23.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of fiscal 2001.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION (Registrant) By /s/ Robert D. George Robert D. George Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Dated: January 23, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert W. Cremin (Robert W. Cremin)	Chairman, President and Chief Executive Officer (Principal Executive Officer)	January 23, 2002 Date

/s/ Robert D. George (Robert D. George)	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	January 23, 2002 Date

/s/ Richard R. Albrecht (Richard R. Albrecht)	Director	January 23, 2002 Date

/s/ Ross J. Centanni (Ross J. Centanni)	Director	January 23, 2002 Date


/s/ John F. Clearman (John F. Clearman)	Director	January 23, 2002 Date

/s/ Robert S. Cline (Robert S. Cline)	Director	January 23, 2002 Date

/s/ E. John Finn (E. John Finn)	Director	January 23, 2002 Date

/s/ Robert F. Goldhammer (Robert F. Goldhammer)	Director	January 23, 2002 Date

/s/ Wendell P. Hurlbut (Wendell P. Hurlbut)	Director	January 23, 2002 Date

/s/ Jerry D. Leitman (Jerry D. Leitman)	Director	January 23, 2002 Date


Exhibit Number	Exhibit
3.1

Composite Restated Certificate of Incorporation of the Company as amended by Certificate of Amendment dated March 14, 1990. (Incorporated by reference to Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1990 [Commission File Number 1-6357].)

3.2	By-laws of the Company, as amended and restated December 6, 2001.
4.2

Form of Rights Agreement, dated as of December 9, 1992, between the Company and Chemical Bank, which includes as Exhibit A thereto the form of Certificate of Designation, Preferences and Rights of Series A Serial Preferred Stock and as Exhibit B thereto the form of Rights Certificate. (Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed December 17, 1992 [Commission File Number 1-6357].)

10.1

Amendment of Lease and Agreement, dated March 11, 1959, between the City of Torrance, California, and Longren Aircraft Company, Inc., as original lessee; Lease, dated July 1, 1959, between the City of Torrance and Aeronca Manufacturing Corporation, as original lessee; and Assignment of Ground Lease, dated September 26, 1985, from Robert G. Harris, as successor lessee under the foregoing leases, to Excellon Industries, Inc., relating to principal manufacturing facility of Excellon at 24751 Crenshaw Boulevard, Torrance, California. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1986 [Commission File Number 1-6357].)

10.4

Industrial Lease dated July 17, 1984, between 901 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 901 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991 [Commission File Number 1-6357].)

10.4a

Fourth Amendment dated July 27, 1994, to Industrial Lease dated July 17, 1984 between Houg Family Partnership, as successor to 901 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.4a to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 [Commission File Number 1-6357].)

10.5

Industrial Lease dated July 17, 1984, between 801 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 801 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991 [Commission File Number 1-6357].)


Exhibit Number	Exhibit
10.5a

Fourth Amendment dated March 28, 1994, to Industrial Lease dated July 17, 1984, between Michael Maloney and the Bancroft & Maloney general partnership, as successor to 801 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.5a to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 [Commission File Number 1-6357].)

10.9

Note Agreement, dated as of July 15, 1992 ("1992 Note Agreement"), among Esterline Technologies Corporation, certain of its subsidiaries, The Northwestern Mutual Life Insurance Company and New England Mutual Life Insurance Company relating to 8.75% Senior Notes due July 30, 2002 of Esterline Technologies Corporation and certain of its subsidiaries. (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1992 [Commission File Number 1-6357].)

10.9a

Amendment to Note Agreement, executed as of October 31, 1993, to the 1992 Note Agreement. (Incorporated by reference to Exhibit 10.9a to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 [Commission File Number 1-6357].)

10.9b

Amendment No. 1 to Note Agreement, effective September 30, 1998, to the 1992 Note Agreement. (Incorporated by reference to Exhibit 10.9b to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 [Commission File Number 1-6357].)

10.10

Compensation of Directors. (Incorporated by reference to first paragraph under "Other Information as to Directors" in the definitive form of the Company's Proxy Statement, relating to its 2002 Annual Meeting of Shareholders to be held on March 5, 2002, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 2002.)

10.13	Amended and Restated 1987 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Registration Statement of Form S-8 [No. 33-52851] filed March 28, 1994.)
10.15

Esterline Corporation Supplemental Retirement Income Plan for Key Executives. (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989 [Commission File Number 1-6357].)

10.16h

Esterline Technologies Corporation Long-Term Incentive Compensation Plan, fiscal years 2000-2002. (Incorporated by reference to Exhibit 10.16h to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 [Commission File Number 1-6357].)

10.19

Executive Officer Termination Protection Agreement. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 [Commission File Number 1-6357].)


Exhibit Number	Exhibit
10.19a

Amendment A to the Executive Officer Termination Protection Agreement, effective June 8, 2000. (Incorporated by reference to Exhibit 10.19a to the Company's Annual Report on Form 10-K for fiscal year ended October 27, 2000 [Commission File Number 1-6357].)

10.20h	Esterline Technologies Corporation Corporate Management Incentive Compensation Plan for fiscal year 2002.
10.22

Real Property Lease and Sublease, dated June 28, 1996, between
810 Dexter L.L.C. and Korry Electronics Co. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 [Commission File Number 1-6357].)

10.23

Single Tenant Industrial Lease, dated April 1, 1994, between G&G 8th Street Partners, Ltd., James and Loralee Cassidy and Mason Electric Co. (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997 [Commission File Number 1-6357].)

10.23a

Single Tenant Industrial Sublease, dated August 1, 1996, between Mason Electric Company, Inc. and ME Acquisition Co. (Incorporated by reference to Exhibit 10.23a to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997 [Commission File Number 1-6357].)

10.23b

Amendment of Lease, Estoppel, and Consent to Sublease, dated August 6, 1996, between G&G 8th Street Partners, Ltd., Mason Electric Company, Inc. and ME Acquisition Co. (Incorporated by reference to Exhibit 10.23b to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997 [Commission File Number 1-6357].)

10.24

Esterline Technologies Corporation Amended and Restated 1997 Stock Option Plan. (Incorporated by reference to Annex B in the definitive form of the Company's Proxy Statement, relating to its 2001 Annual Meeting of Shareholders held on March 7, 2001, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 19, 2001 [Commission File Number 1-6357].)

10.25

Property lease between Slibail Immobilier and Norbail Immobilier and Auxitrol S.A., dated April 29, 1997, relating to the manufacturing facility of Auxitrol at 5, allée Charles Pathé, 18941 Bourges Cedex 9, France, effective on the construction completed date (December 5, 1997). (Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 [Commission File Number 1-6357].)

10.26

Industrial and build-to-suit purchase and sale agreement between The Newhall Land and Farming Company, Esterline Technologies Corporation and TA Mfg. Co., dated February 13, 1997 include Amendments. The agreement is for land and building located at 28065 West Franklin


Exhibit Number	Exhibit

Parkway, Valencia, CA 91384, effective upon acceptance of construction completion (May 12, 1998). (Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1998 [Commission File Number 1-6357].)

10.27

Note Purchase Agreement between Esterline Technologies Corporation and various life insurance companies for Senior Notes maturing from 2003-2008. (Incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999 [Commission File Number 1-6357].)

10.28

Executive Retirement Agreement between Esterline Technologies Corporation and Wendell P. Hurlbut dated January 19, 1999. (Incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999 [Commission File Number 1-6357].)

10.30

Counterpart Underlease, dated January 4, 1993, between Openment Limited and Muirhead Vactric Components Limited, relating to premises located at Oakfield Road, Penge in the London Borough of Bromley. (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for fiscal year ended October 27, 2000 [Commission File Number 1-6357].)

10.31

Lease Agreement, dated as of February 27, 1998, between Glacier Partners and Advanced Input Devices, Inc., Lease Amendment #1, dated February 27, 1998. (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for fiscal year ended October 27, 2000 [Commission File Number 1-6357].)

10.32

Credit Agreement, dated as of September 13, 2000, among Esterline Technologies Corporation and Certain of its Subsidiaries that are a Party hereto, Bank of America, National Association, as Agent, and the Other Financial Institutions Party hereto, arranged by Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for fiscal year ended October 27, 2000 [Commission File Number 1-6357].)

11	Schedule setting forth computation of earnings per share for the five fiscal years ended October 26, 2001.
13	Portions of the Annual Report to Shareholders for the fiscal year ended October 26, 2001, incorporated by reference herein.
21	List of subsidiaries.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Deloitte & Touche LLP.
23.3	Report of Deloitte & Touche LLP.


ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Reserve for Doubtful Accounts Receivable
Fiscal Years
2001	$ 2,423	$ 430	$ (406)	$ 2,447
2000	$ 2,233	$ 1,019	$ (829)	$ 2,423
1999	$ 2,987	$ 744	$ (1,498)	$ 2,233

Inventory Valuation Reserves
Fiscal Years
2001	$ -	$ -	$ -	$ -
2000	$ 500	$ -	$ 500	$ -
1999	$ 500	$ -	$ -	$ 500
