Form 10-Q
period 2002-01-25
ESTERLINE TECHNOLOGIES CORP
filed 2002-03-08
CIK 33619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2002

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

Yes          X        No

As of March 8, 2002, 20,736,462 shares of the issuer's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of January 25, 2002 and October 26, 2001
(In thousands, except share amounts)

ASSETS	January 25, 2002 (Unaudited)	October 26, 2001
Current Assets Cash and cash equivalents Accounts receivable, net of allowances of $2,633 and $2,447 Inventories Raw materials and purchased parts Work in process Finished goods	$ 125,222 70,630 41,879 29,400 16,136 87,415	$ 119,940 82,844 41,332 30,464 16,472 88,268
Deferred income tax benefits Prepaid expenses Total Current Assets	15,100 5,828 304,195	17,005 5,683 313,740
Property, Plant and Equipment Accumulated depreciation	208,554 (119,759) 88,795	205,620 (117,349) 88,271
Other Non-Current Assets Goodwill, net Intangibles, net and other assets	126,046 21,905 $ 540,941	135,369 22,428 $ 559,808

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of January 25, 2002 and October 26, 2001
(In thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY	January 25, 2002 (Unaudited)	October 26, 2001
Current Liabilities Accounts payable Accrued liabilities Credit facilities Current maturities of long-term debt Federal and foreign income taxes Total Current Liabilities	$ 15,779 55,514 3,074 6,189 1,767 82,323	$ 22,111 61,606 2,173 6,358 2,286 94,534
Long-Term Liabilities Long-term debt, net of current maturities Deferred income taxes	101,972 10,969	102,125 12,854
Commitments and Contingencies	-	-

Shareholders' Equity
    Common stock, par value $.20 per share,
        authorized 60,000,000 shares, issued and
        outstanding 20,736,462 and 20,716,056 shares
    Additional paid-in capital
    Retained earnings
    Accumulated other comprehensive loss
        Total Shareholders' Equity

	4,147 113,293 240,767 (12,530) 345,677 $ 540,941	4,143 113,284 243,996 (11,128) 350,295 $ 559,808

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended January 25, 2002 and January 26, 2001
(Unaudited)
(In thousands, except per share amounts)

Three Months Ended
	January 25, 2002	January 26, 2001
Net Sales Cost of Sales Expenses Selling, general & administrative Research, development & engineering Total Expenses	$ 105,405 72,042 33,363 21,504 4,463 25,967	$ 118,007 75,587 42,420 26,557 4,801 31,358
Operating Earnings	7,396	11,062
Loss (Gain) on derivative financial instruments Interest income Interest expense Other Expense, Net	1 (609) 1,789 1,181	(787) (466) 1,960 707
Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle Income Tax Expense Earnings Before Cumulative Effect of Change in Accounting Principle	6,215 1,870 4,345	10,355 3,686 6,669
Cumulative Effect of Change in Accounting Principle, Net of Tax of $1,542 and $223	(7,574)	(403)
Net Earnings (Loss)	$ (3,229)	$ 6,266
Earnings Per Share Before Cumulative Effect of Change in Accounting Principle - Basic Cumulative Effect of Change in Accounting Principle - Basic Earnings (Loss) Per Share - Basic	$ .21 (.37) $ (.16)	$ .38 (.02) $ .36
Earnings Per Share Before Cumulative Effect of Change in Accounting Principle - Diluted Cumulative Effect of Change in Accounting Principle - Diluted Earnings (Loss) Per Share - Diluted	$ .21 (.37) $ (.16)	$ .37 (.02) $ .35

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended January 25, 2002 and January 26, 2001
(Unaudited)
(In thousands)

Three Months Ended
	January 25, 2002	January 26, 2001

Cash Flows Provided (Used) by Operating Activities
    Net earnings (loss)
    Cumulative effect of change in accounting principle
    Depreciation and amortization
    Deferred income taxes
    Working capital changes, net of effect of acquisitions
        Accounts receivable
        Inventories
        Prepaid expenses
        Accounts payable
        Accrued liabilities
        Federal and foreign income taxes
    Other, net

Cash Flows Provided (Used) by Investing Activities
    Purchases of capital assets
    Capital dispositions
    Acquisitions of businesses, net of cash acquired

	$ (3,229) 7,574 3,441 20 11,683 398 (226) (6,148) (5,822) (486) 1,841 9,046 (4,700) 483 - (4,217)	$ 6,266 403 4,764 2,744 4,015 (5,115) (855) (5,591) (5,460) (2,146) (922) (1,897) (3,511) 452 (3,987) (7,046)
Cash Flows Provided (Used) by Financing Activities Net change in credit facilities Repayment of long-term obligations	979 (249) 730	(348) (182) (530)
Effect of Changes in Exchange Rates Net Increase (Decrease) in Cash and Cash Equivalents	(277) 5,282	613 (8,860)
Cash and Cash Equivalents - Beginning of Period Cash and Cash Equivalents - End of Period	119,940 $ 125,222	50,888 $ 42,028
Supplemental Cash Flow Information Cash paid during the period for Interest Income taxes	$ 3,270 485	$ 3,310 3,427

ESTERLINE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended January 25, 2002 and January 26, 2001

1.

The consolidated balance sheet as of January 25, 2002, the consolidated statement of operations for the three months ended January 25, 2002 and January 26, 2001, and the consolidated statement of cash flows for the three months ended January 25, 2002 and January 26, 2001 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.

The notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 2001 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.

The timing of the Company's revenues is impacted by the purchasing patterns of customers and as a result revenues are not generated evenly throughout the year. Moreover, the Company's first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America.

4.	The Company's comprehensive income (loss) is as follows:
	(In thousands)	Three Months Ended
		January 25, 2002	January 26, 2001
	Net Earnings (Loss) Change in Fair Value of Derivative Financial Instruments Foreign Currency Translation Adjustment Comprehensive Income (Loss)	$ (3,229) (154) (1,248) $ (4,631)	$ 6,266 (30) 2,461 $ 8,697
5.

Effective at the beginning of fiscal 2002, the Company adopted Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under the new Statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statement. The Company conducted its initial impairment tests and determined that goodwill associated with a reporting unit in the Aerospace segment was impaired as a result of applying Statement No. 142. Due to increased competition in the electronic input industry, principally from companies headquartered in Asia, operating profits and cash flows were lower in the past fiscal year for this reporting unit. Based upon this trend, the earnings forecast for the next five years was lowered. A goodwill impairment loss of $7,574,000 net of an income tax benefit of $1,542,000 was recognized and reported as a cumulative effect of a change in accounting principle upon the adoption of Statement No. 142. The fair value of the reporting unit was estimated using a combination of the present value of expected cash flows and a market approach.

The following comparative table sets forth reported net earnings and earnings per share during the three months ended January 25, 2002 and January 26, 2001, exclusive of amortization expense related to goodwill that is no longer being amortized.

	(In thousands, except per share amounts)	Three Months Ended
		January 25, 2002	January 26, 2001

Net Earnings:
    Reported earnings before cumulative effect
      of change in accounting principle
    Add back: goodwill amortization
    Adjusted earnings before cumulative effect
      of change in accounting principle
    Cumulative effect of change in accounting principle
    Adjusted net earnings (loss)

		$ 4,345 - 4,345 (7,574) $ (3,229)	$ 6,669 855 7,524 (403) $ 7,121

Basic Earnings Per Share:
    Reported earnings before cumulative effect
      of change in accounting principle
    Add back: goodwill amortization
    Adjusted earnings before cumulative effect
      of change in accounting principle
    Cumulative effect of change in accounting principle
    Adjusted earnings (loss)

		$ .21 - ..21 (.37) $ (.16)	$ .38 .05 ..43 (.02) $ .41

Diluted Earnings Per Share:
    Reported earnings before cumulative effect
      of change in accounting principle
    Add back: goodwill amortization
    Adjusted earnings before cumulative effect
      of change in accounting principle
    Cumulative effect of change in accounting principle
    Adjusted earnings (loss)

		$ .21 - ..21 (.37) $ (.16)	$ .37 .05 ..42 (.02) $ .40
6.

Effective at the beginning of fiscal 2001, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The cumulative effect of this change in accounting principle was a charge of $403,000 net of tax of $223,000.

7.

The effective tax rate for the first fiscal quarter of 2002 was 30.1% compared with 35.6% for the first quarter of 2001. Both years benefited from various tax credits. The decrease in the effective tax rate from the first quarter of 2001 reflected the tax effect of no longer amortizing goodwill for financial statement purposes pursuant to Statement No. 142. Additionally, the relative effect of the export tax benefits and research and development tax credits increased due to the reduction in earnings before income taxes and cumulative effect of change in accounting principle.

8.	Segment information:
	(In thousands)	Three Months Ended
		January 25, 2002	January 26, 2001
	Sales Aerospace Advanced Materials Automation Total Sales	$ 60,887 35,701 8,817 $ 105,405	$ 59,642 33,947 24,418 $ 118,007
	Segment Earnings Aerospace Advanced Materials Automation Total Segment Earnings	$ 8,757 5,594 (4,149) $ 10,202	$ 7,864 6,483 (72) $ 14,275

Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

Results of Operations

Quarter Ended January 25, 2002 Compared to Quarter Ended January 26, 2001

Sales for the first fiscal quarter decreased 10.7% when compared with the prior year period. Sales by segment were as follows:

(In thousands)	Incr./(Decr.) from prior year period	2002	2001
Aerospace Advanced Materials Automation Total Net Sales	2.1% 5.2% (63.9)%	$ 60,887 35,701 8,817 $ 105,405	$ 59,642 33,947 24,418 $ 118,007

The moderate increase in Aerospace sales reflected an increase in such components as temperature and pressure sensors, cockpit displays and other controls to both commercial and defense customers, and was partially offset by a decline in sales of aftermarket aircraft spares to airlines. Advanced Materials order and shipment activity from defense customers continued the strong trend established over the last four quarters. The favorable comparison with the prior year period resulted primarily from combustible ordnance sales, partially offset by the decline in aftermarket aircraft spares and continued weakness in industrial/commercial demand. Current published forecasts by the commercial aerospace industry indicate that airframe and jet engine build rates are dropping, delivery schedules are stretching out, and most airlines have more unused capacity. Accordingly, despite the moderate increase in sales in the first quarter of 2002 compared to the prior period, management expects Aerospace and Advanced Materials sales to weaken over the balance of the year compared to prior periods. First quarter 2002 Automation sales to printed circuit board manufacturing customers declined $13.1 million or 72.9% compared to first quarter of 2001. Sales in Automation continued to be affected by electronics, telecommunications, and heavy equipment customer cutbacks on capital expenditures for automated manufacturing equipment amid continued excess capacity.

Overall, gross margin as a percentage of sales was 31.7% for the first fiscal quarter of 2002 compared with 35.9% for the first fiscal quarter of 2001. Segment gross margin ranged from 12.8% to 34.4% for the first fiscal quarter of 2002 compared with 34.0% to 36.9% during the same period in 2001. Aerospace gross margin declined from the prior period due to lower sales of aftermarket airline spares and sales mix. Advanced Materials gross margin declined when compared to the prior period, reflecting sales mix and lower recovery of fixed overhead costs due to the continued decline in industrial/commercial sales volumes. Automation gross margin decreased precipitously due to the 63.9% drop in sales.

Selling, general and administrative expenses (which include corporate expenses) totaled $21.5 million and $26.6 million for the first fiscal quarter of 2002 and 2001, respectively, or 20.4% of sales for the first fiscal quarter of 2002 compared with 22.5% for the prior year period. The decrease in selling, general and administrative expenses primarily reflected a $2.9 million cost reduction in Automation and a $1.1 million decrease in amortization of goodwill due to the implementation of Statement No. 142. Research, development and engineering spending was $4.5 million, or 4.2% of sales, for the first fiscal quarter of 2002 compared with $4.8 million, or 4.1% of sales, for the first fiscal quarter of 2001.

Segment earnings (operating earnings excluding corporate expenses) for the first fiscal quarter of 2002 totaled $10.2 million, a 28.5% decrease compared to the first quarter of 2001, principally reflecting a $4.1 million loss in Automation. Automation had a loss of $72,000 for the first fiscal quarter of 2001. Aerospace earnings were $8.8 million for the first fiscal quarter of 2002 compared with $7.9 million in the first fiscal quarter of 2001. The decrease in Aerospace gross margin was offset by lower selling and administrative expenses. Advanced Materials earnings were $5.6 million for the first fiscal quarter of 2002 compared with $6.5 million for the first fiscal quarter of 2001. Unfavorable changes in sales mix and price reductions were partially offset by head-count reductions and cost savings from lean manufacturing in this segment.

The effective income tax rate for the first fiscal quarter of 2002 was 30.1% compared with 35.6% for the first fiscal quarter of 2001. Both years benefited from various tax credits. The decrease in the effective tax rate from the first quarter of 2001 reflected the tax effect of no longer amortizing goodwill for financial statement purposes pursuant to Statement No. 142. Additionally, the relative effect of the export tax benefits and research and development tax credits increased due to the reduction in earnings before income taxes and cumulative effect of change in accounting principle.

New orders for the first fiscal quarter of 2002 were $117.0 million compared with $131.7 million for the same period in 2001, a decrease of 11.1%. Aerospace and Automation orders declined $9.6 million and $13.6 million, respectively, while Advanced Materials orders increased $8.5 million from the first fiscal quarter of 2001. The increase in Advanced Materials orders is principally due to the timing of receiving orders. Backlog at January 25, 2002 was $234.6 million compared with $242.0 million at the end of the prior year period. Backlog increased modestly compared to the prior year period for Aerospace and Advanced Materials, while Automation decreased 71.4% from the prior year period to $4.7 million.

Liquidity and Capital Resources

Cash and cash equivalents on hand at January 25, 2002 totaled $125.2 million, an increase of $5.3 million from October 26, 2001. Net working capital increased to $221.9 million at January 25, 2002 from $219.2 million at October 26, 2001.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $15 million during fiscal 2002, compared with $15.8 million expended in fiscal 2001. Capital expenditures for the first fiscal quarter of 2002 totaled $4.7 million, primarily for machinery and equipment, including enhancements to information systems.

Total debt at January 25, 2002 was $111.2 million and consisted of $100.0 million under the Company's 1999 Senior Notes, $5.7 million under the Company's 8.75% Senior Notes, and $5.5 million under various foreign currency debt agreements, including capital lease obligations. The 8.75% Senior Notes will mature on July 30, 2002. The 1999 Senior Notes have maturities ranging from 2003 to 2008 and interest rates from 6% to 6.77%. Management believes cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through 2002.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or the Company's future financial performance. In some cases you can identify forward-looking statements by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in "Forward Looking Statements and Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 2001, that may cause the Company or the industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance or achievements.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes that adequate reserves for these liabilities have been made and that there is no litigation pending that could have a material adverse effect on the Company's results of operations and financial condition.

Item 4.      Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held on March 5, 2002, shareholders acted on the following proposals:

(a)	The election of the following directors for three-year terms expiring at the 2005 annual meeting:
Votes Cast
	Name	For	Withheld
	Robert W. Cremin E. John Finn Robert F. Goldhammer	17,900,550 17,892,166 17,881,592	120,259 128,643 139,217
Current directors whose terms are continuing after the 2002 annual meeting are Richard R. Albrecht, Ross J. Centanni, John F. Clearman, Robert S. Cline, Wendell P. Hurlbut and Jerry D. Leitman.
(b)	The adoption of the 2002 Employee Stock Purchase Plan:
Votes Cast
	For	Against	Abstained
	17,475,695	189,732	355,382
There were no broker non-votes on the above proposal.

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits
	3.1a	Certificate of Amendment to Certificate of Incorporation, dated March 6, 1991.
	3.1b	Certificate of Amendment of Restated Certificate of Incorporation, dated May 3, 1999.
	11.	Schedule setting forth computation of basic and diluted earnings per common share for the three months ended January 25, 2002 and January 26, 2001.
(b)	Reports on Form 8-K.
No reports on Form 8-K were filed during the first quarter of fiscal 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION (Registrant)

Dated: March 8, 2002	By: /s/Robert D. George Robert D. George Vice President, Chief Financial Officer Secretary and Treasurer (Principal Financial and Accounting Officer)