Form 10-Q
period 2002-04-26
ESTERLINE TECHNOLOGIES CORP
filed 2002-06-07
CIK 33619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended April 26, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

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

Yes      X            No

As of June 7, 2002, 20,763,629 shares of the registrant's common stock were outstanding.


PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of April 26, 2002 and October 26, 2001
(In thousands, except share amounts)

ASSETS	April 26, 2002 (Unaudited)	October 26, 2001
Current Assets Cash and cash equivalents Short-term investments Accounts receivable, net of allowances of $2,809 and $2,447 Inventories Raw materials and purchased parts Work in process Finished goods	$129,427 9,000 67,333 42,015 28,530 16,453 86,998	$119,940 - 82,844 41,332 30,464 16,472 88,268
Deferred income tax benefits Prepaid expenses Total Current Assets	14,894 6,728 314,380	17,005 5,683 313,740
Property, Plant and Equipment Accumulated depreciation	210,777 121,660 89,117	205,620 117,349 88,271
Other Non-Current Assets Goodwill, net Intangibles, net and other assets	126,435 22,077 $552,009	135,369 22,428 $559,808


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of April 26, 2002 and October 26, 2001
(In thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY	April 26, 2002 (Unaudited)	October 26, 2001
Current Liabilities Accounts payable Accrued liabilities Credit facilities Current maturities of long-term debt Federal and foreign income taxes Total Current Liabilities	$ 17,201 56,971 2,595 6,337 2,683 85,787	$ 22,111 61,606 2,173 6,358 2,286 94,534
Long-Term Liabilities Long-term debt, net of current maturities Deferred income taxes	101,978 11,458	102,125 12,854
Commitments and contingencies	-	-

Shareholders' Equity
   Common stock, par value $.20 per share,
      authorized 60,000,000 shares, issued and
      outstanding 20,747,938 and 20,716,056 shares
   Additional paid-in capital
   Retained earnings
   Accumulated other comprehensive loss
      Total Shareholders' Equity

	4,150 113,311 245,690 (10,365) 352,786 $552,009	4,143 113,284 243,996 (11,128) 350,295 $559,808


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Six Months Ended April 26, 2002 and April 27, 2001
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 26, 2002	April 27, 2001	April 26, 2002	April 27, 2001
Net Sales Cost of Sales Expenses Selling, general & administrative Research, development & engineering Total Expenses	$108,635 75,685 32,950 20,509 4,510 25,019	$127,062 81,906 45,156 26,200 5,876 32,076	$214,040 147,727 66,313 42,013 8,973 50,986	$245,069 157,493 87,576 52,757 10,677 63,434
Operating Earnings	7,931	13,080	15,327	24,142
Interest income Interest expense Insurance settlement Loss (Gain) on derivative financial instruments Other Expense (Income), Net	(514) 1,811 - - 1,297	(1,046) 1,935 (2,980) 137 (1,954)	(1,123) 3,600 - 1 2,478	(1,512) 3,895 (2,980) (650) (1,247)
Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle Income Tax Expense	6,634 1,711	15,034 5,457	12,849 3,581	25,389 9,143
Earnings Before Cumulative Effect of Change in Accounting Principle	4,923	9,577	9,268	16,246
Cumulative Effect of Change in Accounting Principle, Net of Tax	-	-	(7,574)	(403)
Net Earnings	$ 4,923	$ 9,577	$ 1,694	$ 15,843


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Six Months Ended April 26, 2002 and April 27, 2001
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 26, 2002	April 27, 2001	April 26, 2002	April 27, 2001
Earnings Per Share Before Cumulative Effect of Change in Accounting Principle - Basic Cumulative Effect of Change in Accounting Principle - Basic	$.24 -	$.49 -	$.45 (.37)	$.87 (.02)
Earnings Per Share - Basic	$.24	$.49	$.08	$.85
Earnings Per Share Before Cumulative Effect of Change in Accounting Principle - Diluted Cumulative Effect of Change in Accounting Principle - Diluted	$.23 -	$.48 -	$.44 (.36)	$.85 (.02)
Earnings Per Share - Diluted	$.23	$.48	$.08	$.83


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended April 26, 2002 and April 27, 2001
(Unaudited)
(In thousands)

Six Months Ended
	April 26, 2002	April 27, 2001

Cash Flows Provided (Used) by Operating Activities
   Net earnings
   Cumulative effect of change in accounting principle
   Depreciation and amortization
   Deferred income taxes
   Working capital changes, net of effect of acquisitions
      Accounts receivable
      Inventories
      Prepaid expenses
      Accounts payable
      Accrued liabilities
      Federal and foreign income taxes
   Other, net

	$ 1,694 7,574 7,602 715 15,682 1,487 (1,025) (4,970) (4,729) 389 1,841 26,260	$ 15,843 403 10,784 1,636 965 (11,005) (1,159) (4,304) (3,505) 2,906 (394) 12,170
Cash Flows Provided (Used) by Investing Activities Capital expenditures Capital dispositions Purchase of short-term investments Acquisitions of businesses, net of cash acquired	(8,411) 260 (9,000) - (17,151)	(8,713) 94 - (6,501) (15,120)
Cash Flows Provided (Used) by Financing Activities Net proceeds from sale of common stock Net change in outstanding credit facilities Repayment of long-term obligations	- 396 (190) 206	67,041 (318) (457) 66,266
Effect of Changes in Exchange Rates Net Increase in Cash and Cash Equivalents	172 9,487	300 63,616
Cash and Cash Equivalents - Beginning of Period Cash and Cash Equivalents - End of Period	119,940 $129,427	50,888 $114,504
Supplemental Cash Flow Information Cash paid during the period for Interest Income taxes	$ 3,598 $ 1,478	$ 3,889 $ 4,465


ESTERLINE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended April 26, 2002 and April 27, 2001
(Unaudited)

1.

The consolidated balance sheet as of April 26, 2002, the consolidated statement of operations for the three and six months ended April 26, 2002 and April 27, 2001, and the consolidated statement of cash flows for the six months ended April 26, 2002 and April 27, 2001 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

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

4.	The Company's comprehensive income is as follows:
(In thousands)
		Three Months Ended		Six Months Ended
		April 26, 2002	April 27, 2001	April 26, 2002	April 27, 2001
	Net Earnings Change in Fair Value of Derivative Financial Instruments Foreign Currency Translation Adj. Comprehensive Income	$4,923 255 1,910 $7,088	$9,577 60 (1,600) $8,037	$1,694 101 662 $2,457	$15,843 30 861 $16,734
5.

Effective at the beginning of fiscal 2002, the Company adopted Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under the new Statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statement. The Company conducted its initial impairment tests and determined that goodwill associated with


a reporting unit in the Aerospace segment was impaired as a result of applying Statement No. 142. Due to increased competition in the electronic input industry, principally from companies headquartered in Asia, operating profits and cash flows were lower in the past fiscal year for this reporting unit. Based upon this trend, the earnings forecast for the next five years was lowered. A goodwill impairment loss of $7,574,000, net of an income tax benefit of $1,542,000, was recognized and reported as a cumulative effect of a change in accounting principle upon the adoption of Statement No. 142 in the first quarter of fiscal 2002. The fair value of the affected reporting unit was estimated using a combination of the present value of expected cash flows and a market approach.


The following comparative table sets forth reported net earnings and earnings per share for the three and six months ended April 26, 2002 and April 27, 2001, exclusive of amortization expense related to goodwill that is no longer being amortized.

(In thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	April 26, 2002	April 27, 2001	April 26, 2002	April 27, 2001

Net Earnings:
   Reported earnings before
      cumulative effect of change
      in accounting principle
   Add back: goodwill amortization
   Adjusted earnings before
      cumulative effect of change
      in accounting principle
   Cumulative effect of change
      in accounting principle
   Adjusted net earnings

	$ 4,923 - 4,923 - $ 4,923	$ 9,577 1,382 10,959 - $10,959	$ 9,268 - 9,268 (7,574) $ 1,694	$16,246 2,237 18,483 (403) $18,080

Basic Earnings Per Share:
   Reported earnings before
      cumulative effect of change
      in accounting principle
   Add back: goodwill amortization
   Adjusted earnings before
      cumulative effect of change
      in accounting principle
   Cumulative effect of change
      in accounting principle
   Adjusted earnings per share

	$ .24 - ..24 - $ .24	$ .49 .07 ..56 - $ .56	$ .45 - ..45 (.37) $ .08	$ .87 .12 ..99 (.02) $ .97

Diluted Earnings Per Share:
   Reported earnings before
      cumulative effect of change
      in accounting principle
   Add back: goodwill amortization
   Adjusted earnings before
      cumulative effect of change
      in accounting principle
   Cumulative effect of change
      in accounting principle
   Adjusted earnings per share

	$ .23 - ..23 - $ .23	$ .48 .07 ..55 - $ .55	$ .44 - ..44 (.36) $ .08	$ .85 .12 ..97 (.02) $ .95


6.

Effective the beginning of fiscal 2001, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The cumulative effect of this change in accounting principle was a charge of $403,000, net of tax of $223,000.

7.

The effective tax rate for the first six months of fiscal 2002 was 27.9% compared with 36.0% for the first six months of 2001. The effective tax rate differed from the statutory rate in fiscal 2002 and 2001, as both years benefited from various tax credits. Additionally, the relative effect of the export tax benefits and research and development tax credits increased in fiscal 2002 due to the reduction in earnings before income taxes and cumulative effect of change in accounting principle.

8.	Segment information:
(In thousands)
		Three Months Ended		Six Months Ended
		April 26, 2002	April 27, 2001	April 26, 2002	April 27, 2001
	Net Sales Aerospace Advanced Materials Automation Total Net Sales	$ 67,366 33,201 8,068 $108,635	$ 69,710 38,753 18,599 $127,062	$128,253 68,902 16,885 $214,040	$129,352 72,700 43,017 $245,069
	Segment Earnings Aerospace Advanced Materials Automation Total Segment Earnings	$ 9,411 5,566 (4,074) $ 10,903	$ 10,764 9,150 (3,757) $ 16,157	$ 18,168 11,160 (8,223) $ 21,105	$ 18,628 15,633 (3,829) $ 30,432
9.

On April 29, 2002, the Company acquired Burke Industries' Engineered Polymers Group for approximately $38 million in cash. The acquired group is a manufacturer of aerospace seals and similar high-performance products.


Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations

Results of Operations

Three Months Ended April 26, 2002 Compared to Three Months Ended April 27, 2001

Sales for the second quarter of fiscal 2002 decreased 14.5% when compared with the prior year period. Sales by segment were as follows:

(In thousands)
	Incr./(Decr.) from prior year period	2002	2001
Aerospace Advanced Materials Automation Total Net Sales	(3.4)% (14.3)% (56.6)%	$ 67,366 33,201 8,068 $108,635	$ 69,710 38,753 18,599 $127,062

The moderate decrease in Aerospace sales reflected the decline in aircraft build rates and a decrease in aftermarket spares sales to airlines. These sales declines were partially offset by an increase in new product sales, including such components as cockpit displays and engine performance monitoring equipment, and medical input devices. Sales of medical input devices were stronger than anticipated. Similarly, Advanced Materials sales reflected commercial aircraft declines as well as continued lower demand from industrial commercial customers. Sales of specialized high-performance advanced materials to aerospace and defense customers continued to run strong compared to the prior year period. Second quarter 2002 Automation sales to printed circuit board manufacturing customers declined $10.7 million or 72.6% compared to the prior year period. Sales in Automation continued to be affected by electronics, telecommunications, and heavy equipment customer cutbacks on capital expenditures for automated manufacturing equipment amid continued excess capacity. It is not clear when this capital spending is likely to increase.

Overall, gross margin as a percentage of sales was 30.3% for the second quarter of fiscal 2002 compared with 35.5% for the second quarter of fiscal 2001. Segment gross margins ranged from 9.3% to 34.1% for the second quarter of fiscal 2002 compared with 26.4% to 37.5% for the same period in 2001. Aerospace gross margin declined from the prior year period due to lower sales of aftermarket airline spares and sales mix. Advanced Materials gross margin declined when compared to the prior year period, also reflecting lower sales of high margin aftermarket airline spares, sales mix and unabsorbed fixed overhead costs due to lower sales.

Selling, general and administrative expenses (which include corporate expenses) totaled $20.5 million and $26.2 million for the second quarter of fiscal 2002 and 2001, respectively, or 18.9% of sales for the second quarter of fiscal 2002 compared with 20.6% for the prior year period. The significant reduction in selling, general and administrative expenses was primarily


due to the $2.9 million expense reduction in Automation and a $1.5 million decrease in amortization of goodwill due to the adoption of Statement No. 142. Research, development and engineering spending was $4.5 million, or 4.2% of sales, for the second quarter of fiscal 2002 compared with $5.9 million, or 4.6% of sales, for the second quarter of fiscal 2001. The decrease in research and development spending primarily reflected a steep reduction in the Automation segment. While the Company focused on curtailing discretionary spending, especially in Automation, research, development and engineering efforts continued in all segments in order to meet the future needs of customers.

Segment earnings (operating earnings excluding corporate expenses) for the second quarter of 2002 totaled $10.9 million, a 32.5% decrease compared to the second quarter of 2001, primarily reflecting a 39.2% and 12.6% decline in Advanced Materials and Aerospace, respectively. The $3.6 million decrease in Advanced Materials reflected unfavorable product mix, shipment delays and a lower recovery of fixed overhead costs, which was partially offset by headcount reductions and cost savings from lean manufacturing. The $1.4 million decrease in Aerospace earnings also reflected unfavorable product mix, principally due to the decrease in aftermarket airline sales. Although Automation sales declined 56.6% compared to the prior year period, segment earnings declined 8.4% or $317,000, as Automation reduced headcount by approximately 40% and operating expenses by $3.8 million.

In February 2001, the Company reached agreements with several insurance companies settling a disputed insurance claim. The Company received and recognized nearly $3.0 million in recoveries in the second quarter of fiscal 2001.

The effective income tax rate for the second quarter of fiscal 2002 was 25.8% compared with 36.3% for the second quarter of fiscal 2001. The effective tax rate differed from the statutory rate in fiscal 2002 and 2001, as both years benefited from various tax credits. The decrease in the effective tax rate from second quarter of 2001 results from no longer amortizing goodwill for financial statement purposes pursuant to Statement No. 142. Additionally, the relative effect of the export tax benefits and research and development tax credits increased in fiscal 2002 due to the reduction in earnings before income taxes and cumulative effect of a change in accounting principle.

New orders for the second quarter of fiscal 2002 were $112.9 million compared with $143.7 million for the same period in 2001, a decrease of 21.4%. The decrease in new orders was primarily due to the drop in demand for airline aftermarket spares and Original Equipment Manufacturer (OEM) parts and specialized high-performance advanced materials. In addition, the decline reflected the divestiture of a small Aerospace unit.


Six Months Ended April 26, 2002 Compared to Six Months Ended April 27, 2001

Year-to-date sales declined 12.7% when compared with the prior year period. Sales by segment were as follows:

(In thousands)
	Incr./(Decr.) from prior year period	2002	2001
Aerospace Advanced Materials Automation Total Net Sales	(0.9)% (5.2)% (60.7)%	$128,253 68,902 16,885 $214,040	$129,352 72,700 43,017 $245,069

Aerospace sales, while nearly identical on a period-to-period basis, reflected a measurable sales mix shift. The first six months of fiscal 2002 saw a decline in sales of aftermarket airline spares and sales to OEMs, due to the drop in airframe and jet engine build rates. This decline was nearly offset by the combination of new product sales, including such components as temperature and pressure sensors, cockpit displays and other controls to both commercial and defense customers, and an increase in sales of medical input devices. The moderate decrease in Advanced Materials sales also reflected the decline in aftermarket airline spares and the drop in airframe and jet engine build rates. This decline was partially offset by strong sales of combustible ordnance to defense customers and sales of specialized high-performance advanced materials to aerospace and defense customers. Automation sales to printed circuit board manufacturing customers declined $25.2 million or 73.5% compared to the prior year.

Gross margin as a percentage of sales was 31.0% for the first six months of fiscal 2002 compared with 35.7% for the first six months of fiscal 2001, primarily reflecting the weak performance in Automation. Segment gross margins ranged from 11.1% to 34.2% for the first six months of fiscal 2002 compared with 31.9% to 37.2% during the same period in 2001. Aerospace gross margin declined from the prior period due to lower sales of aftermarket airline spares and sales mix. Advanced Materials gross margin declined when compared to the prior period, also reflecting the decline in aftermarket airline spares sales. In addition, sales mix and unabsorbed fixed costs due to the continued decline in sales to aircraft OEM and industrial/commercial customers contributed to the gross margin decrease. Automation gross margin decreased precipitously due to the 60.7% drop in sales.

Selling, general and administrative expenses (which include corporate expenses) totaled $42.0 million and $52.8 million for the first six months of fiscal 2002 and 2001, respectively, or 19.6% of sales for the first six months of 2002 compared with 21.5% for the prior year period. The decrease in selling, general and administrative expenses primarily reflected a $5.8 million cost reduction in Automation, a $2.1 million decrease in Aerospace, and a $2.6 million decrease in amortization of goodwill due to the implementation of Statement No. 142. Research, development and engineering spending was $9.0 million for the first six months of fiscal 2002 compared with $10.7 million for the first six months of fiscal 2001; 4.2% and 4.4% of sales for


the respective periods. The decrease in research and development was a direct result of reduced spending in Automation.

Segment earnings (operating earnings excluding corporate expenses) for the first six months of fiscal 2002 totaled $21.1 million, a 30.6% decrease compared with the prior year period. Automation reported a loss of $8.2 million for the first six months of fiscal 2002 compared with a loss of $3.8 million for the same prior year period. While the first quarter results for Advanced Materials and Aerospace were positive in comparison to the prior year period, second quarter results were weaker than the prior year period. Advanced Materials earnings were $11.2 million for the first six months of fiscal 2002 compared with $15.6 million for the first six months of fiscal 2001. Unfavorable changes in aircraft sales mix, cancelled and delayed shipments and pricing pressures continued from the first quarter of 2002. The Company's successful efforts in lean manufacturing across all segments helped to partially offset unfavorable sales mix and pricing pressures on segment earnings. Aerospace earnings were $18.2 million for the first six months of fiscal 2002 compared with $18.6 million in the same prior year period. The decline in aftermarket airline spares sales for engine performance monitoring and sensing components was more pronounced in the second quarter than the first quarter of fiscal 2002.

The effective income tax rate for the first six months of fiscal 2002 and 2001 was 27.9% and 36.0%, respectively. The effective tax rate differed from the statutory rate in fiscal 2002 and 2001, as both years benefited from various tax credits. The decrease in the effective tax rate from 2001 results from no longer amortizing goodwill for financial statement purposes pursuant to Statement No. 142. Additionally, the relative effect of the export tax benefits and research and development tax credits increased in fiscal 2002 due to the reduction in earnings before income taxes and cumulative effect of change in accounting principle.

New orders for the first six months of fiscal 2002 were $230.0 million compared with $275.4 million for the same period in fiscal 2001. Although Aerospace order rates decreased from the prior year six month period, orders increased during the second quarter of fiscal 2002 from the first quarter. Compared with the prior year, Advanced Materials aircraft and industrial/commercial order rates decreased from the prior year period, while orders from aerospace and defense customers increased. Backlog at April 26, 2002, was $238.9 million compared with $258.6 million at April 27, 2001. Backlog has increased sequentially since the fourth quarter of fiscal 2001 despite difficulties in Automation and softness in aircraft and industrial markets served by Aerospace and Advanced Materials. Approximately $104.9 million in backlog is scheduled for delivery after fiscal 2002. Most orders in backlog are subject to cancellation until delivery.

Liquidity and Capital Resources

Cash and cash equivalents on hand at April 26, 2002 totaled $129.4 million, an increase of $9.5 million from October 26, 2001. Short-term investments at April 26, 2002 were $9.0 million, compared with no short-term investments at October 26, 2001. Net working capital increased to $228.6 million at April 26, 2002 from $219.2 million at October 26, 2001.


Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $15 million during fiscal 2002 compared with $15.8 million expended in fiscal 2001. Capital expenditures for the first six months of 2002 totaled $8.4 million and were primarily for machinery and equipment, including enhancements to information systems.

Total debt at April 26, 2002 was $110.9 million and consisted of $100.0 million under the Company's 1999 Senior Notes, $5.7 million under the Company's 8.75% Senior Notes, and $5.2 million under various foreign currency debt agreements, including capital lease obligations. The 8.75% Senior Notes will mature on July 30, 2002. The 1999 Senior Notes have maturities ranging from 2003 to 2008 and interest rates from 6.0% to 6.77%. Management believes cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through 2002.

On April 29, 2002, the Company acquired Burke Industries' Engineered Polymer Group for approximately $38 million in cash. The acquired group is a manufacturer of aerospace seals and similar high-performance products, with anticipated annual sales volume of approximately $39 million.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in "Forward-Looking Statements and Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 2001, that may cause the Company's or the industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance or achievements.


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
(b)	The adoption of the 2002 Employee Stock Purchase Plan:
Votes Cast
	For	Against	Abstained
	17,475,695	189,732	355,382

There were no broker non-votes on the above proposal.


Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits
	3.1	Restated Certificate of Incorporation, dated June 6, 2002.
	11	Schedule setting forth computation of basic and diluted earnings per common share for the three and six months ended April 26, 2002 and April 27, 2001.
(b)	Reports on Form 8-K.
There were no reports filed on Form 8-K during the second quarter of fiscal 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION (Registrant)

Dated: June 7, 2002	By:	/s/ Robert D. George Robert D. George Vice President, Chief Financial Officer Secretary and Treasurer (Principal Financial and Accounting Officer)