Form 10-Q
period 2002-07-26
ESTERLINE TECHNOLOGIES CORP
filed 2002-09-06
CIK 33619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended July 26, 2002

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

Yes      X            No

As of September 6, 2002, 20,775,068 shares of the registrant's common stock were outstanding.


PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of July 26, 2002 and October 26, 2001
(In thousands, except share amounts)

ASSETS	July 26, 2002 (Unaudited)	October 26, 2001
Current Assets Cash and cash equivalents Accounts receivable, net of allowances of $2,522 and $2,447 Inventories Raw materials and purchased parts Work in process Finished goods	$ 88,329 69,949 39,342 22,036 8,419 69,797	$119,940 82,844 41,332 30,464 16,472 88,268
Deferred income tax benefits Prepaid expenses Total Current Assets	23,094 5,227 256,396	17,005 5,683 313,740
Property, Plant and Equipment Accumulated depreciation	183,344 91,934 91,410	205,620 117,349 88,271
Net Assets of Discontinued Operations	14,964	-
Other Non-Current Assets Goodwill, net Intangibles, net and other assets	142,460 44,720 $549,950	135,369 22,428 $559,808


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of July 26, 2002 and October 26, 2001
(In thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY	July 26, 2002 (Unaudited)	October 26, 2001
Current Liabilities Accounts payable Accrued liabilities Credit facilities Current maturities of long-term debt Federal and foreign income taxes Total Current Liabilities	$ 17,603 58,985 2,588 6,234 2,027 87,437	$ 22,111 61,606 2,173 6,358 2,286 94,534
Long-Term Liabilities Long-term debt, net of current maturities Deferred income taxes	102,203 12,922	102,125 12,854
Commitments and Contingencies	-	-

Shareholders' Equity
   Common stock, par value $.20 per share,
      authorized 60,000,000 shares, issued and
      outstanding 20,775,068 and 20,716,056 shares
   Additional paid-in capital
   Retained earnings
   Accumulated other comprehensive loss
      Total Shareholders' Equity

	4,155 113,433 235,087 (5,287) 347,388 $549,950	4,143 113,284 243,996 (11,128) 350,295 $559,808


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Nine Months Ended July 26, 2002 and July 27, 2001
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 26, 2002	July 27, 2001	July 26, 2002	July 27, 2001
Net Sales Cost of Sales Expenses Selling, general & administrative Research, development & engineering Total Expenses	$112,423 76,070 36,353 19,849 4,440 24,289	$111,915 68,669 43,246 20,341 4,030 24,371	$309,922 208,788 101,134 55,550 10,720 66,270	$317,563 196,870 120,693 61,553 10,499 72,052
Operating Earnings From Continuing Operations	12,064	18,875	34,864	48,641
Interest income Interest expense Insurance settlement Loss (gain) on derivative financial instruments Other Expense (Income), Net	(245) 1,806 - - 1,561	(985) 1,925 (1,651) 92 (619)	(1,368) 5,406 - 1 4,039	(2,497) 5,820 (4,631) (558) (1,866)
Earnings From Continuing Operations Before Income Taxes Income Tax Expense	10,503 3,577	19,494 7,210	30,825 10,046	50,507 18,479
Income From Continuing Operations	6,926	12,284	20,779	32,028
Loss From Discontinued Operations, Net of Tax	(17,529)	(3,055)	(22,114)	(6,553)
Earnings (Loss) Before Cumulative Effect of Change in Accounting Principle	(10,603)	9,229	(1,335)	25,475
Cumulative Effect of Change in Accounting Principle, Net of Tax	-	-	(7,574)	(403)
Net Earnings (Loss)	$ (10,603)	$ 9,229	$ (8,909)	$ 25,072


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Nine Months Ended July 26, 2002 and July 27, 2001
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 26, 2002	July 27, 2001	July 26, 2002	July 27, 2001

Earnings (Loss) Per Share - Basic:
   Continuing operations
   Discontinued operations
   Earnings (loss) per share before
      cumulative effect of change
      in accounting principle
   Cumulative effect of change
      in accounting principle

	$ .33 (.84) (.51) -	$ .59 (.14) ..45 -	$ 1.00 (1.06) (.06) (.37)	$1.66 (.34) 1.32 (.02)
Earnings (Loss) Per Share - Basic	$ (.51)	$ .45	$ (.43)	$1.30

Earnings (Loss) Per Share - Diluted:
   Continuing operations
   Discontinued operations
   Earnings (loss) per share before
      cumulative effect of change
      in accounting principle
   Cumulative effect of change
      in accounting principle

	$ .33 (.84) (.51) -	$ .58 (.14) ..44 -	$ 1.00 (1.06) (.06) (.37)	$1.62 (.33) 1.29 (.02)
Earnings (Loss) Per Share - Diluted	$ (.51)	$ .44	$ (.43)	$1.27


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended July 26, 2002 and July 27, 2001
(Unaudited)
(In thousands)

Nine Months Ended
	July 26, 2002	July 27, 2001

Cash Flows Provided (Used) by Operating Activities
   Net earnings (loss)
   Discontinued operations, net of tax
   Cumulative effect of change in accounting principle, net of tax
   Depreciation and amortization
   Deferred income taxes
   Working capital changes, net of effect of acquisitions
      Accounts receivable
      Inventories
      Prepaid expenses
      Accounts payable
      Accrued liabilities
      Federal and foreign income taxes
   Other, net

	$ (8,909) 11,842 7,574 10,998 (2,368) 16,128 8,006 453 (4,943) (3,350) (379) 1,076 36,128	$ 25,072 - 403 16,091 1,513 3,619 (18,501) (496) (2,021) (4,896) (1,645) (422) 18,717
Cash Flows Provided (Used) by Investing Activities Capital expenditures Capital dispositions Purchase of short-term investments Acquisitions of businesses, net of cash acquired	(12,173) 1,700 - (58,241) (68,714)	(12,179) 102 (3,000) (6,885) (21,962)
Cash Flows Provided (Used) by Financing Activities Net proceeds from sale of common stock Net change in outstanding credit facilities Repayment of long-term obligations	- 184 (505) (321)	66,889 (593) (646) 65,650
Effect of Changes in Exchange Rates Net Increase (Decrease) in Cash and Cash Equivalents	1,296 (31,611)	260 62,665
Cash and Cash Equivalents - Beginning of Period Cash and Cash Equivalents - End of Period	119,940 $ 88,329	50,888 $113,553
Supplemental Cash Flow Information Cash paid during the period for Interest Income taxes	$ 6,885 $ 5,134	$ 7,171 $ 13,180


ESTERLINE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended July 26, 2002 and July 27, 2001
(Unaudited)

1.

The consolidated balance sheet as of July 26, 2002, the consolidated statement of operations for the three and nine months ended July 26, 2002 and July 27, 2001, and the consolidated statement of cash flows for the nine months ended July 26, 2002 and July 27, 2001 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

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

4.	The Company's comprehensive income (loss) is as follows:
(In thousands)
		Three Months Ended		Nine Months Ended
		July 26, 2002	July 27, 2001	July 26, 2002	July 27, 2001
	Net Earnings (Loss) Change in Fair Value of Derivative Financial Instruments Foreign Currency Translation Adj. Comprehensive Income (Loss)	$(10,603) 319 4,759 $ (5,525)	$9,229 21 (504) $8,746	$(8,909) 420 5,421 $(3,068)	$25,072 51 357 $25,480
5.

On July 25, 2002, the Board of Directors adopted a formal plan for the sale of the assets and operations of its Automation segment. As a result, the consolidated financial statements present the Automation segment as a discontinued operation. The Company recorded an after-tax loss from discontinued operations for the three months ended July 26, 2002, of $17.5 million, including $5.7 million of quarterly operating losses, $6.5 million to reduce the net assets of the subsidiaries to net realizable value and $5.3 million for losses expected to be incurred until disposal. The loss from discontinued operations aggregated $22.1 million for the nine months ended July 26, 2002, including the $11.8 million after-tax charge and $10.3 million in year-to-date operating losses of the discontinued operations.


The operating results of the discontinued segment consist of the following:
(In thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	July 26, 2002	July 27, 2001	July 26, 2002	July 27, 2001
Net Sales Costs and Expenses Loss Before Taxes Tax Benefit	$ 7,992 16,861 (8,869) 3,182	$ 9,708 15,177 (5,469) 2,414	$ 24,533 40,876 (16,343) 6,071	$ 49,129 60,445 (11,316) 4,763
Net Loss Estimated Loss on Disposal, Including Tax Benefit of $6,377 Loss From Discontinued Operations	(5,687) (11,842) $(17,529)	(3,055) - $ (3,055)	(10,272) (11,842) $(22,114)	(6,553) - $ (6,553)
Assets and liabilities of the segment at July 26, 2002, as adjusted to reflect management's estimate of their net realizable value are as follows:
Assets Cash Accounts receivable Inventories Property, plant and equipment Other Total Assets				$ 656 4,013 13,327 7,753 143 25,892
Liabilities Trade payables Accrued liabilities Estimated losses during phase-out period Total Liabilities				783 1,969 8,176 10,928
Net Assets of Discontinued Operations				$14,964


6.

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


The following comparative table sets forth reported net earnings and earnings per share for the three and nine months ended July 26, 2002 and July 27, 2001, exclusive of amortization expense related to goodwill that is no longer being amortized as a result of the adoption of Statement No. 142.

(In thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	July 26, 2002	July 27, 2001	July 26, 2002	July 27, 2001
Net Earnings: Continuing operations As reported Add back: goodwill amortization Adjusted	$ 6,926 - 6,926	$12,284 926 13,210	$ 20,779 - 20,779	$ 32,028 3,057 35,085
Discontinued operations As reported Add back: goodwill amortization Adjusted	(17,529) - (17,529)	(3,055) 42 (3,013)	(22,114) - (22,114)	(6,553) 148 (6,405)
Adjusted earnings before cumulative effect of change in accounting principle Cumulative effect of change in accounting principle Adjusted net earnings	(10,603) - $(10,603)	10,197 - $10,197	(1,335) (7,574) $ (8,909)	28,680 (403) $ 28,277
Basic Earnings Per Share: Continuing operations As reported Add back: goodwill amortization Adjusted	$ .33 - .33	$ .59 .04 .63	$ 1.00 - 1.00	$ 1.66 .16 1.82
Discontinued operations As reported Add back: goodwill amortization Adjusted	(.84) - (.84)	(.14) - (.14)	(1.06) - (1.06)	(.34) .01 (.33)
Adjusted earnings before cumulative effect of change in accounting principle Cumulative effect of change in accounting principle Adjusted earnings per share	(.51) - $ (.51)	..49 - $ .49	(.06) (.37) $ (.43)	1.49 (.02) $ 1.47


	Diluted Earnings Per Share: Continuing operations As reported Add back: goodwill amortization Adjusted	$ .33 - ..33	$ .58 .04 ..62	$ 1.00 - 1.00	$ 1.62 .16 1.78
	Discontinued operations As reported Add back: goodwill amortization Adjusted	(.84) - (.84)	(.14) - (.14)	(1.06) - (1.06)	(.33) .01 (.32)
	Adjusted earnings before cumulative effect of change in accounting principle Cumulative effect of change in accounting principle Adjusted earnings per share	(.51) - $ (.51)	..48 - $ .48	(.06) (.37) $ (.43)	1.46 (.02) $ 1.44
7.

Effective at the beginning of fiscal 2001, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The cumulative effect of this change in accounting principle was a charge of $403,000, net of tax of $223,000.

8.

The effective tax rate for the first nine months of fiscal 2002 was 32.6% compared with 36.6% for the first nine months of 2001. The effective tax rate differed from the statutory rate in fiscal 2002 and 2001, as both years benefited from various tax credits. Additionally, the relative effect of the export tax benefits and research and development tax credits increased in fiscal 2002 due to the reduction in earnings before income taxes and cumulative effect of change in accounting principle.


9.	Segment information:
(In thousands)
		Three Months Ended		Nine Months Ended
		July 26, 2002	July 27, 2001	July 26, 2002	July 27, 2001
	Net Sales Aerospace Advanced Materials Total Net Sales	$ 73,072 39,351 $112,423	$ 71,911 40,004 $111,915	$201,325 108,597 $309,922	$201,263 116,300 $317,563
	Segment Earnings Aerospace Advanced Materials Total Segment Earnings	$ 10,629 4,594 $ 15,223	$ 12,911 8,989 $ 21,900	$ 28,797 15,004 $ 43,801	$ 31,581 26,598 $ 58,179
10.

During the third quarter of fiscal 2002, the Company completed three acquisitions. On April 29, 2002, the Company acquired Burke Industries' Engineered Polymers Group for approximately $38.7 million in cash. The acquired group is a manufacturer of aerospace seals and similar high-performance products. On June 3, 2002, the Company acquired Janco Corporation for approximately $13.8 million in cash. Janco manufactures aircraft rotary switches, potentiometers and sophisticated modular control systems. These acquisitions were accounted under the purchase method of accounting based upon a preliminary valuation report prepared by a third party. In addition, the Company acquired a small supplier of advanced input devices for approximately $5.7 million in cash. The results of operations of the acquired businesses are included from the effective date of the acquisition.

11.	On August 29, 2002, the Company acquired BAE Systems Integrated Defense Solutions, Inc.'s radar countermeasure chaff and infrared decoy flare operations for approximately $68 million in cash.


Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

Overview

Management views and operates the Company's businesses in two segments: Aerospace and Advanced Materials. A third segment, Automation, was discontinued. The Company serves primarily aerospace and defense customers with manufactured products such as high-end components for avionics, propulsion and guidance systems, high-performance elastomers and other complex materials. Management's strategic growth plan revolves around the development of three key technologies - sensors and controls, specialized high-performance materials and illuminated displays principally for aerospace and defense markets. The Company is concentrating its efforts to expand selectively its capabilities in these markets.

As part of the Company's long-term strategic direction, the Company strives to anticipate the global needs of its customers and to respond to such needs with comprehensive solutions worldwide. This effort has resulted in establishing strategic realignments of operations providing the capability to offer a more extensive product line to each customer through a single contact. In the third quarter of fiscal 2002 the Company completed three acquisitions in its Aerospace and Advanced Materials segments for $58.2 million.

On July 25, 2002, the Board of Directors adopted a formal plan for the sale of the assets and operations of its Automation segment. As a result, the consolidated financial statements present the Automation segment as a discontinued operation. The Company recorded an after-tax loss from discontinued operations for the three months ended July 26, 2002, of $17.5 million, including $5.7 million of quarterly operating losses, $6.5 million to reduce the net assets of the subsidiaries to net realizable value and $5.3 million for losses expected to be incurred until disposal. The loss from discontinued operations aggregated $22.1 million for the nine months ended July 26, 2002, including the $11.8 million after-tax charge and $10.3 million in year-to-date operating losses of the discontinued operations.

Results of Continuing Operations

Three Months Ended July 26, 2002 Compared to Three Months Ended July 27, 2001

Sales for the third quarter of fiscal 2002 were essentially flat when compared with the prior year period. Sales by segment were as follows:

(In thousands)
	Incr./(Decr.) from prior year period	2002	2001
Aerospace Advanced Materials Total Net Sales	1.6% (1.6)%	$ 73,072 39,351 $112,423	$ 71,911 40,004 $111,915


The moderate increase in Aerospace sales reflected an increase in such components as temperature sensors, cockpit displays, controls and medical input devices. These increases were partially offset by a continued reduction in new aircraft build rates and a decrease in aftermarket spares sales to airlines. The modest decrease in Advanced Materials sales reflected similar commercial aircraft declines, lower sales of combustible ordnance, and continued weak industrial commercial markets. This was partially offset by an increase in sales of specialized high-performance advanced materials to aerospace customers resulting from the acquisition of Burke Industries' Engineered Polymers Group in the third quarter of fiscal 2002.

Overall, gross margin as a percentage of sales was 32.3% for the third quarter of fiscal 2002 compared with 38.6% for the third quarter of fiscal 2001. Aerospace and Advanced Materials gross margins were 35.4% and 26.6%, respectively, for the third quarter of fiscal 2002 compared with 39.0% and 37.9% for the same period in 2001. Aerospace gross margin declined from the prior year period due to sales mix - principally lower sales of aftermarket airline spares. Advanced Materials gross margin declined when compared to the prior year period, also reflecting lower sales of high margin aftermarket spares, sales mix and a lower recovery of fixed overhead costs.

Selling, general and administrative expenses (which include corporate expenses) totaled $19.8 million and $20.3 million for the third quarter of fiscal 2002 and 2001, respectively, or 17.7% of sales for the third quarter of fiscal 2002 compared with 18.2% for the prior year period. The reduction in selling, general and administrative expenses was primarily due to a $1.3 million decrease in amortization of goodwill due to the adoption of Statement No. 142. Research, development and engineering spending was $4.4 million, or 3.9% of sales, for the third quarter of fiscal 2002 compared with $4.0 million, or 3.6% of sales, for the third quarter of fiscal 2001.

Segment earnings (operating earnings excluding corporate expenses) for the third quarter of 2002 totaled $15.2 million, a 30.5% decrease compared to the third quarter of 2001, primarily reflecting a 17.7% and 48.9% decline in Aerospace and Advanced Materials, respectively. The $2.3 million decrease in Aerospace earnings reflected unfavorable product mix, principally due to the decrease in aftermarket sales. The $4.4 million decrease in Advanced Materials reflected unfavorable product mix, shipment delays and a lower recovery of fixed overhead costs. This was partially offset by headcount reductions and cost savings from lean manufacturing.

In February 2001, the Company reached agreements with several insurance companies settling a disputed insurance claim. The Company received and recognized approximately $3.0 million in recoveries in the second quarter of fiscal 2001. An underlying case concluded during the third quarter of fiscal 2001 and the Company received and recognized a final recovery of $1.6 million.

The effective income tax rate for the third quarter of fiscal 2002 was 34.1% compared with 37.0% for the third quarter of fiscal 2001. The effective tax rate differed from the statutory rate in fiscal 2002 and 2001, as both years benefited from various tax credits. The decrease resulted from no longer amortizing goodwill for financial statement purposes pursuant to Statement No. 142. Additionally, the relative effect of the export tax benefits and research and


development tax credits increased in fiscal 2002 due to the reduction in earnings before income taxes and cumulative effect of a change in accounting principle.

New orders for the third quarter of fiscal 2002 were $131.0 million compared with $102.8 million for the same period in 2001, an increase of 27.5%. The increase in new orders was primarily due to the acquisitions of Burke Industries' Engineered Polymers Group and Janco Corporation.

Nine Months Ended July 26, 2002 Compared to Nine Months Ended July 27, 2001

Year-to-date sales declined 2.4% when compared with the prior year period. Sales by segment were as follows:

(In thousands)
	Incr./(Decr.) from prior year period	2002	2001
Aerospace Advanced Materials Total Net Sales	- (6.6)%	$201,325 108,597 $309,922	$201,263 116,300 $317,563

Aerospace sales, while nearly identical on a period-to-period basis, reflected a measurable sales mix shift. The first nine months of fiscal 2002 saw a decline in sales of aftermarket spares and lower sales to OEMs due to the drop in airframe and jet engine build rates. This decline was offset by the combination of new product sales, including such components as temperature and pressure sensors, cockpit displays and other controls to both commercial and defense customers, and an increase in sales of medical input devices. The decrease in Advanced Materials sales also reflected the decline in aftermarket spares and the drop in airframe and jet engine build rates. This decline was partially offset by increased sales of combustible ordnance and sales of specialized high-performance advanced materials to aerospace and defense customers.

Gross margin as a percentage of sales was 32.6% for the first nine months of fiscal 2002 compared with 38.0% for the first nine months of fiscal 2001. Aerospace and Advanced Materials gross margins were 34.6% and 28.8%, respectively, for the first nine months of fiscal 2002 compared with 37.9% and 38.2% during the same period in 2001. Aerospace gross margin declined from the prior period due to lower sales of aftermarket spares. Advanced Materials gross margin declined when compared to the prior period, also reflecting the decline in aftermarket spares sales. In addition, for Advanced Materials, sales mix and unabsorbed fixed costs due to the continued decline in sales to aircraft OEM and industrial/commercial customers contributed to the gross margin decrease.

Selling, general and administrative expenses (which include corporate expenses) totaled $55.6 million and $61.6 million for the first nine months of fiscal 2002 and 2001, respectively, or 17.9% of sales for the first nine months of 2002 compared with 19.4% for the prior year period.


The decrease in selling, general and administrative expenses primarily reflected a $4.0 million decrease in amortization of goodwill due to the implementation of Statement No. 142 and certain selling expense reductions. Research, development and engineering spending was $10.7 million for the first nine months of fiscal 2002 compared with $10.5 million for the first nine months of fiscal 2001; 3.5% and 3.3% of sales for the respective periods.

Segment earnings (operating earnings excluding corporate expenses) for the first nine months of fiscal 2002 totaled $43.8 million, a 24.7% decrease compared with the prior year period. First quarter results for Aerospace and Advanced Materials were positive in comparison to the prior year period; however, second and third quarter results were weaker than the prior year period. Aerospace earnings were $28.8 million for the first nine months of fiscal 2002 compared with $31.6 million in the same prior year period. The decline in aftermarket spares sales was more pronounced in the second and third quarter than the first quarter of fiscal 2002. Advanced Materials earnings were $15.0 million for the first nine months of fiscal 2002 compared with $26.6 million for the first nine months of fiscal 2001. Unfavorable changes in aircraft sales mix, cancelled and delayed shipments and pricing pressures continued from the first and second quarters of fiscal 2002. The Company's successful efforts in lean manufacturing across all segments helped to partially offset unfavorable sales mix and pricing pressures on segment earnings.

In February 2001 the Company reached agreements with several insurance companies settling a disputed insurance claim. The Company received and recognized approximately $3.0 million in recoveries in the second quarter of fiscal 2001. An underlying case concluded during the third quarter of fiscal 2001 and the Company received and recognized a final recovery of $1.6 million.

The effective income tax rate for the first nine months of fiscal 2002 and 2001 was 32.6% and 36.6%, respectively. The effective tax rate differed from the statutory rate in fiscal 2002 and 2001, as both years benefited from various tax credits. The decrease in the effective tax rate from 2001 resulted from no longer amortizing goodwill for financial statement purposes pursuant to Statement No. 142. Additionally, the relative effect of the export tax benefits and research and development tax credits increased in fiscal 2002 due to the reduction in earnings before income taxes and cumulative effect of a change in accounting principle.

New orders for the first nine months of fiscal 2002 were $339.8 million compared with $343.4 million for the same period in fiscal 2001. Although Aerospace order rates decreased from the prior year nine month period, orders progressively increased from the first quarter of 2002. Compared with the prior year, Advanced Materials orders slightly increased from the prior year period and reflected the acquisition of Burke Industries' Engineered Polymers Group. Backlog at July 26, 2002, was $251.4 million compared with $242.5 million at July 27, 2001. Backlog has increased sequentially since the fourth quarter of fiscal 2001 despite the softness in aircraft and industrial markets served by Aerospace and Advanced Materials. Approximately $159.5 million in backlog is scheduled for delivery after fiscal 2002. Most orders in backlog are subject to cancellation until delivery.


Liquidity and Capital Resources

Cash and cash equivalents on hand at July 26, 2002 totaled $88.3 million, a decrease of $31.6 million from October 26, 2001. Net working capital decreased to $169.0 million at July 26, 2002 from $219.2 million at October 26, 2001. The decrease in working capital reflected the cash required for acquisitions and the accounting for the discontinuance of Automation, which reclassified Automation's working capital to Net Assets of Discontinued Operations on the accompanying balance sheet.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $15 million during fiscal 2002 compared with $15.8 million expended in fiscal 2001. Capital expenditures for the first nine months of 2002 totaled $12.2 million and were primarily for machinery and equipment, including enhancements to information systems.

Acquisitions for the first nine months of 2002 totaled approximately $58.2 million and included Burke Industries' Engineered Polymers Group for approximately $38.7 million, Janco Corporation for approximately $13.8 million and a supplier of advanced input devices for approximately $5.7 million.

Total debt at July 26, 2002 was $111.0 million and consisted of $100.0 million under the Company's 1999 Senior Notes, $5.7 million under the Company's 8.75% Senior Notes, and $5.3 million under various foreign currency debt agreements, including capital lease obligations. The 8.75% Senior Notes matured on July 30, 2002. The 1999 Senior Notes have maturities ranging from 2003 to 2008 and interest rates from 6.0% to 6.77%. Management believes cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through 2002.

On August 29, 2002, the Company acquired BAE Systems Integrated Defense Solutions, Inc.'s radar countermeasure chaff and infrared decoy flare operations for approximately $68 million in cash. Management expects to pay the total consideration from its working capital.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in "Forward-Looking Statements and Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 2001, and current uncertainties associated with telecommunications and computer markets that may cause the Company's or the industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking


statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance or achievements.


PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes that adequate reserves for these liabilities have been made and that there is no litigation pending that could have a material adverse effect on the Company's results of operations and financial condition.

Item 6.      Exhibits and Reports on Form 8-K
(a)	Exhibits
	11	Schedule setting forth computation of basic and diluted earnings per common share for the three and nine months ended July 26, 2002 and July 27, 2001.
	99.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K.
On May 2, 2002, the Company filed a report on Form 8-K under Item 5, dated April 29, 2002.
On July 21, 2002, the Company filed a report on Form 8-K under Item 2, dated July 12, 2002.
On July 31, 2002, the Company filed a report on Form 8-K under Item 5, dated July 25, 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION (Registrant)
Dated: September 6, 2002	By: /s/ Robert D. George Robert D. George Vice President, Chief Financial Officer Secretary and Treasurer (Principal Financial and Accounting Officer)


CERTIFICATIONS

I, Robert W. Cremin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Esterline Technologies Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 6, 2002	By: /s/ Robert W. Cremin Robert W. Cremin Chairman, President and Chief Executive Officer (Principal Executive Officer)

I, Robert D. George, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Esterline Technologies Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 6, 2002	By: /s/ Robert D. George Robert D. George Vice President, Chief Financial Officer Secretary and Treasurer (Principal Financial and Accounting Officer)
