Form 10-K
period 2002-10-25
ESTERLINE TECHNOLOGIES CORP
filed 2003-01-22
CIK 33619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 25, 2002

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          X   Yes                No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).          X   Yes                No


      As of January 6, 2003, 20,806,561 shares of the Registrant's common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of such date was $386,793,969 (based upon the closing sales price of $18.59 per share). The aggregate market value of shares of common stock held by non-affiliates as of April 26, 2002 was $477,825,012 (based upon the closing sales price of $23.03 per share).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for Fiscal Year ended October 25, 2002 - Parts I, II and IV.

Portions of Definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders, to be held on March 5, 2003 - Part III.


PART I

This Report includes a number of forward-looking statements that reflect the Company's current views with respect to future events and financial performance. Please refer to the section addressing forward-looking information on page 10 for further discussion.

Item 1.    Business

(a)    General Development of Business.

Esterline, a Delaware corporation formed in 1967, is a specialized manufacturing company principally serving aerospace and defense customers. We design, manufacture and market highly engineered products and systems for applications within the industries we serve.

In the fourth quarter of fiscal 2002, we redefined the Company's segments to correspond with the way the Company is now organized and managed. Accordingly, we now view our business in the segments of Avionics & Controls, Sensors & Systems and Advanced Materials. Operations within our Avionics & Controls segment focus on technology interface systems for commercial and military aircraft, and similar devices for land- and sea-based military vehicles, secure communications systems, specialized medical equipment and other industrial applications. Sensors & Systems includes operations that produce high-precision temperature and pressure sensors, fluid and motion control components and other related systems principally for aerospace and defense customers. Our Advanced Materials segment focuses on process related technologies including high-performance elastomer products used in a wide range of commercial aerospace and military applications, and combustible ordnance and electronic warfare countermeasure devices. Sales in all segments are worldwide and include military, defense and commercial customers.

Our strategic growth plan revolves around the development of three key technologies - illuminated displays, sensors and systems, and specialized high-performance elastomers and other complex materials, principally for aerospace and defense markets. We are concentrating our efforts to expand selectively our capabilities in these markets.

As part of our long-term strategic direction, we strive to anticipate the global needs of our customers and to respond to such needs with comprehensive solutions. This effort has resulted in establishing strategic realignments of operations providing the capability to offer a more extensive product line to each customer through a single contact. In fiscal 2002, we completed four acquisitions in our Avionics & Controls and Advanced Materials segments at an aggregate cost of $128.6 million. These acquisitions extended our product offerings and increased our customer interface opportunities. For further information regarding these acquisitions, see Note 14 to the Company's Consolidated Financial Statements (pages 47-49) of the Annual Report to Shareholders for the fiscal year ended October 25, 2002.

On July 25, 2002, our Board of Directors adopted a formal plan for the sale of the assets and operations of our Automation segment. As a result, the consolidated financial statements present the Automation segment as a discontinued operation. We recorded an after-tax loss from discontinued operations of $25.0 million, including $10.3 million of operating losses through July 25, 2002; $5.6 million for losses incurred from July 26, 2002 to the year ended October 25, 2002 and for losses expected to be incurred until disposal in July 2003; and $9.1 million for the estimated loss on


disposal. The $9.1 million estimated loss on disposal includes an additional loss of $2.9 million, net of tax benefit of $1.6 million, which was recorded in the fourth quarter of fiscal 2002, and was primarily due to the continued downturn of the telecommunications industry and the delay in its expected recovery from mid 2003 to 2004.

(b)    Financial Information about Industry Segments.

A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to the Company's business segments for fiscal years 2002, 2001 and 2000 is incorporated herein by reference to Note 15 to the Company's Consolidated Financial Statements (pages 49-53) of the Annual Report to Shareholders for the fiscal year ended October 25, 2002.

(c)    Narrative Description of Business.

Avionics & Controls   Principal operations for our Avionics & Controls business segment are conducted through Korry Electronics Co., which focuses on technology interface systems for commercial military aircraft and similar devices for land- and sea-based military vehicles, and Advanced Input Devices, Inc., which focuses on comparable devices for specialized medical equipment, communications systems and military applications.

We are a market leader in the development, marketing and manufacturing of sophisticated high reliability technology interface systems for commercial military aircraft. These products include illuminated push-button switches, indicators, panels and keyboards that are used in a broad variety of control and display applications. They have been integrated into many existing aircraft designs, including every Boeing commercial aircraft currently in production. This large installed base provides us with a significant spare parts and retrofit business. In addition, we manufacture control sticks, grips and wheels, as well as specialized switching systems. In this area, we primarily serve commercial and military aviation, and airborne and ground-based military equipment manufacturing customers.

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

We are also a market leader in custom input integration with a full line of keyboard switch and input technologies for specialized medical equipment, communications systems and comparable equipment for military applications. These products include custom keyboards, keypads, and input devices that integrate cursor control devices, bar-code scanners, displays, laser pointers, and voice activation. We have developed a wide variety of technologies including sealed full-travel technology, tactile membrane switch technology, and backlighted elastomer technology that now serve as the foundation for just a portion of our product line. Customers for our products include Lockheed, General Electric (GE), Defense Logistics Agency and IPC Information Systems.


Sensors & Systems   Principal operations for our Sensors & Systems business segment are conducted through Auxitrol Technologies S.A., which specializes in the development and manufacture of sensors and controls. We are a market leader in Europe with growing positions in the U.S. and U.K. in the manufacture of high-precision temperature and pressure sensing devices, micro-motors and motion control sensors used primarily in aerospace applications. For example, we are the sole-source supplier of temperature probes for use on all versions of the GE/Snecma CFM 56 jet engine (over 10,000 of which are currently in use on all new generation Boeing 737 aircraft and most Airbus models). The principal customers for these products are jet engine manufacturers, airframe manufacturers, shipbuilders, petroleum companies and electric utilities. Customers for our products include Aerospatiale, Airbus, Aircraft Braking Systems, British Ministry of Defence, GE, Honeywell, Parker Hannifin and Snecma.

Advanced Materials   Our Advanced Materials business segment focuses on process related technologies. Our operations are primarily conducted through Kirkhill-TA Co., which specializes in the design and manufacture of high-performance elastomer products, and Armtec Defense Products Co., which specializes in the manufacture of molded fiber cartridge cases, mortar increments, igniter tubes, other combustible ammunition components and electronic warfare countermeasure devices.

Specialized High-Performance Applications

We specialize in the development of proprietary formulations for silicone rubber and other elastomer products. Our elastomer products are engineered to address specific customer requirements where superior performance in high temperature, high pressure, caustic, abrasive and other difficult environments is critical. These products include precision metal components, seals, tubing and coverings, which are designed in custom molded shapes and thermal fire barrier insulation products. Our primary customers for these products are jet and rocket engine manufacturers, commercial and military airframe manufacturers, as well as commercial airlines. Some of the products include proprietary elastomers that are specifically designed for use on or near a jet engine. Customers for our products include BAE, Goodrich, Boeing, Bombardier, GE, Honeywell, KAPCO, Pratt and Whitney, and ATK Thiokol.

Other Defense Applications

We manufacture molded fiber cartridge cases, mortar increments, igniter tubes and other combustible ammunition components primarily for the U.S. Armed Forces. We are currently the sole supplier of combustible casings utilized by the U.S. Army. Sales are made either directly to the U.S. Army arsenals or through prime contractors, Alliant Techsystems, and General Dynamics. These products include the U.S. Army's new generation 155mm Modular Artillery Charge System, the 120mm combustible case used with the main armament system on the U.S. Army's M-1A1 and M-1A2 tanks and the 60mm, 81mm and 120mm combustible mortar increments. We are currently the only U.S. supplier of chaff and one of two U.S. suppliers of infrared decoy flares. Radar countermeasure chaff is used by aircraft to help protect against radar-guided missiles. Aircraft-dispensable flares are designed to protect against infrared-guided missiles. Customers for our countermeasure products include the U.S. Navy, U.S. Air Force and U.S. Army.


Marketing and Distribution

As businesses globalize, we believe that a key to continued success is our ability to meet customer requirements worldwide. We have and will continue to enhance our sales and distribution channels in order to provide a wider variety of products and to optimize the effectiveness of our customers' supply chain. These enhancements include combining sales and marketing forces where appropriate, cross-training our sales representatives on multiple product lines, and cross-stocking our spare parts and components.

In the technical and highly engineered product segments in which we compete, relationship selling is particularly appropriate in targeted marketing segments where customer and supplier design and engineering inputs need to be tightly integrated. Participation in industry trade shows is an effective method of meeting customers, introducing new products, and exchanging technical specifications. In addition to technical and industry conferences, our products are supported through direct internal global sales efforts, as well as through manufacturer representatives and selected distributors. Currently, 113 sales people, 160 representatives and 53 distributors support our operations globally.

Backlog

Backlog at the end of fiscal 2002 was $281.7 million compared with $221.5 million at the end of fiscal 2001. Approximately $67.8 million of backlog is scheduled to be shipped after fiscal 2003.

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

Competition

Our products and services are affected by varying degrees of competition. We compete with other companies in most markets we serve, many of which have far greater sales volumes and financial resources. The principal competitive factors in the commercial markets in which we participate are product performance, service and price. Part of product performance requires expenditures in research and development that lead to rapid product improvement. The market for many of our products may be affected by rapid and significant technological changes and new product introduction. Our principal competitors include: Eaton, ECE and Eastprint in our Avionics & Controls segment; Weston, Ametek, MPC and Goodrich in our Sensors & Systems segment; and Adel, Dunlop and Meggitt in our Advanced Materials segment.

Research and Development

Currently, our product development and design programs utilize an extensive base of professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed. In fiscal 2002, approximately $15.4 million was expended for research, development and engineering, compared with $14.2 million in fiscal 2001 and $12.4 million in fiscal 2000. We believe that continued product development is key to our long-term growth, and consequently, we consistently invest in research and development, as well as participating in customer funded research and development programs, including flight controls and instrumentation on the Joint Strike Fighter and Eurofighter, Gulfstream V flight controls, deicing probes for next


generation GE engines, ice detectors for Rafale fighter, smoke and pollution concentration measurement devices, LED lighted cockpit switches for Airbus and thermal fire barrier insulation products for external protection material for the Boeing Delta IV rocket motor.

Foreign Operations

Our principal foreign operations consist of manufacturing facilities located in France and the United Kingdom. We also maintain offices in the United Kingdom, France, Spain and Hong Kong that provide a variety of functions including sales, service, distribution and/or purchasing. For further information regarding foreign operations, see Note 15 to the Consolidated Financial Statements, (pages 49-53) of the Annual Report to Shareholders for the fiscal year ended October 25, 2002.

Employees

For our continuing operations, we had approximately 4,200 employees at October 25, 2002, of which 3,400 were based in the United Sates and 800 were in our European operations. Approximately 12% of the U.S.-based employees were represented by a labor union. Our European operations are subject to national trade union agreements and to local regulations governing employment. For our discontinued Automation segment we had approximately 250 employees at October 25, 2002, of which 223 were based in the United States.

Government Contracts and Subcontracts

As a contractor and subcontractor to the U.S. government, we are subject to various laws and regulations that are more restrictive than those applicable to private sector contractors. Approximately 11% of our sales were made directly to the U.S. government in fiscal 2002. In addition, we estimate that our subcontracting activities accounted for an additional 16% of sales during fiscal 2002. Therefore, approximately 27% of our sales during the fiscal year were governed by rules favoring the government's contractual position. As a consequence, such contracts may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending, and other factors. Although our fixed-price contracts generally permit us to keep profits if costs are less than projected, we bear the risk that increased or unexpected costs may reduce profits or cause us to sustain losses on the contracts. Generally, firm fixed-price contracts offer higher margins than cost-plus type contracts. The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the DoD. The contracts and subcontracts to which we are a party are also subject to profit and cost controls and standard provisions for termination at the convenience of the U.S. government. Upon termination, other than for our default, we will normally be entitled to reimbursement for allowable costs and to an allowance for profit. To date, none of our significant fixed-price contracts has been terminated.


Patents and Licenses

Although we hold a number of patents and licenses, we do not believe that our operations are dependent on our patents and licenses. In general, we rely on technical superiority, continual product improvement, exclusive product features, superior lead-time, on-time delivery performance, quality and customer relationships to maintain competitive advantage.

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

On August 29, 2002, Armtec acquired the radar countermeasures chaff and infrared decoy flare operations of the Electronic Warfare Passive Expendables Division of BAE SYSTEMS North America ("BAE Systems"). At the time of our asset acquisition from BAE Systems, certain environmental remedial activities were required under a Part B Permit issued to the infrared decoy flare facility by the State of Arkansas under the Federal Resource Conservation and Recovery Act. The Part B permit was transferred to Armtec, along with the remedial obligations. Under the terms of the definitive purchase and sale agreement, BAE Systems agreed to complete all remedial obligations at the infrared decoy flare facility and to indemnify us for all environmental liabilities to a maximum amount of $25 million.

We have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and analogous state environmental laws, for the cleanup of contamination resulting from past disposals of hazardous wastes at certain sites to which we, among others, sent wastes in the past. CERCLA requires potentially responsible persons to pay for cleanup of sites from which there has been a release or threatened release of hazardous substances. Courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple potentially responsible persons, the costs of cleanup typically are allocated


among the parties according to a volumetric or other standard. We believe, based on, among other things, a review of the data available to us regarding each such site, including the minor volumes of waste, which we are alleged to have contributed, and a comparison of our liability at each such site to settlements we have previously reached in similar cases, that we have adequately accrued for the estimated costs associated with such matters. There can be no assurance, however, that our accrued liabilities will be adequate in all cases.

Liabilities have been accrued for environmental remediation costs expected to be incurred in the disposition of manufacturing facilities. No provision has been recorded for environmental remediation costs that could result from changes in laws or other circumstances we have not currently contemplated.

(d)    Financial Information About Foreign and Domestic Operations and Export Sales.

See Note 15 to the Consolidated Financial Statements, (pages 49-53) of the Annual Report to Shareholders for the fiscal year ended October 25, 2002.

(e)    Available Information.

You can access financial and other information on our website, www.esterline.com. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission.

Executive Officers

The names and ages of all executive officers of the Company and the positions and offices held by such persons as of January 22, 2003 are as follows:

Name	Position with the Company	Age
Robert W. Cremin Stephen E. Barton James J. Cich, Jr. Robert D. George Marcia J. M. Greenberg Larry A. Kring Stephen R. Larson

Chairman, President and Chief Executive Officer
Group Vice President
Group Vice President
Vice President, Chief Financial Officer,
Secretary and Treasurer
Vice President, Human Resources
Group Vice President
Vice President, Strategy & Technology

62 56 41 46 50 62 58

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

Mr. Barton has been Group Vice President since July 2002. Previously, he was President and Chief Executive Officer of Kirkhill-TA Co., a subsidiary of the Company, from October 1998 to June 2002. From February 1998 to September 1998 he served as Group Vice President of AEA Management


Group. He was a consultant for Gleason Corporation from July 1997 to February 1998. Mr. Barton has an M.S. degree in Applied Statistics from Villanova University and a B.S. degree in Mathematics from the University of Maine.

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

Our business is susceptible to economic cycles and therefore our operating results have fluctuated widely in the past and are likely to continue to do so. Our revenue is unpredictable and tends to fluctuate based on a number of factors, including domestic and foreign economic conditions and developments affecting the specific industries and customers served. For example, the tragic events of September 11, 2001 and the continued downturn in commercial aviation have impacted our operations. The ultimate effect on our operations of these events is unknown.


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

Certain operations are dependent on a relatively small number of customers and defense programs, which change from time to time. Significant customers in 2002 included Boeing, the U.S. Army, Snecma, Smiths Industries, and Honeywell. There can be no assurance that our current significant customers will continue to buy products at their current levels. Orders included in backlog are subject to cancellation by our customers. The loss of a significant customer or defense program could have a material adverse effect on our operating results if we were unable to replace the related sales.

Political and economic instability in foreign markets may have a material adverse effect on our operating results.

Foreign sales represented slightly more than 32% of our total sales in fiscal 2002. Foreign sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, economic conditions in local markets, inconsistent product regulation by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements. To the extent that foreign sales are transacted in a foreign currency, we are subject to the risk of losses due to foreign currency fluctuations. In addition, we have substantial assets denominated in foreign currencies that are not offset by liabilities denominated in such foreign currencies. These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.

The unsuccessful integration of a business or business segment we acquire could have a material adverse effect on our operating results.

One of our key operating strategies is to pursue selective acquisitions. Accordingly, we regularly evaluate potential acquisitions, including some outside our current markets. Our acquisition strategy may require additional debt or equity financing, resulting in additional leverage and dilution to existing stockholders. We may not be able to finance acquisitions on the terms that are most beneficial to us. We cannot assure you that any future acquisition will be consummated, or that if consummated that we will be able to integrate such acquisition successfully without a material adverse effect on our financial condition or results of operations.

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


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

Our customers set demanding specifications for product performance, reliability and cost. Some of our government contracts and subcontracts are firm, fixed-price contracts providing for a predetermined fixed price for the products we make regardless of the costs we incur. Thus, we must make pricing commitments to our customers based on our expectation that we will achieve more cost effective product designs and automate more of our manufacturing operations. The manufacture of our products requires a complex integration of demanding processes involving unique technical skill sets. We face risks of cost overruns or order cancellations if we fail to achieve forecasted product design and manufacturing efficiencies or if products cost more to produce than expected. The expense of producing products can rise due to increased cost of materials, components, labor, capital equipment or other factors. We may have cost overruns or problems with the performance or reliability of our products in the future, which could result in the incurring of losses on contracts that we could have otherwise expected to be profitable.

We depend on the continued contributions of our executive officers and other key management, each of whom would be difficult to replace.

The loss of any of our executive officers would disrupt our operations and divert the time and attention of our remaining officers. We do not have employment contracts with our key executives,


nor have we purchased "key-person" insurance on the lives of any of our key officers or management personnel to reduce the impact to our company that the loss of any of them would cause.

Our charter documents contain certain provisions that could make a merger, tender offer or proxy contest difficult.

Our Restated Certificate of Incorporation, as amended, and Bylaws, as amended and restated, provide for a classified board of directors and restrict the ability of stockholders to call special meetings. These provisions could delay or impede the removal of incumbent directors and could make it more difficult to affect a merger, tender offer or proxy contest, even if such events might be favorable to our stockholders. In addition, certain agreements to which we are a party, including loan and employment agreements, contain provisions that impose increased costs in the event of a change of control.

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

As a contractor and subcontractor to the U.S. government, we are subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. Approximately 11% of our sales were made directly to the U.S. government in fiscal 2002. In addition, we estimate that our subcontracting activities accounted for an additional 16% of sales during fiscal 2002. Therefore, approximately 27% of our sales during the fiscal year were governed by rules favoring the government's contractual position. As a consequence, such contracts may be subject to protest or challenge by unsuccessful bidders or to termination, reduction, or modification in the event of changes in government requirements, reductions in federal spending, or other factors. The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the DoD. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management attention. Also, an adverse finding in any such audit, inquiry or investigation could involve fines, injunctions or other sanctions.

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


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

A continued downturn in the aircraft market could adversely affect our business.

The aircraft industry is cyclical in nature and affected by many factors beyond our control. In addition, the current downturn in the aircraft market has been exacerbated by the events of September 11, 2001, and the recent bankruptcies and other prospective bankruptcy filings of certain major airline carriers, which could have a material adverse effect on our business, financial condition and operating results.

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

The military aircraft industry is dependent upon the level of equipment expenditures by the armed forces of countries throughout the world, and especially those of the United States. Although the events of September 11, 2001, and the possibility of war with Iraq may increase the level of equipment expenditures by the armed forces, in the past this industry has been adversely affected by a number of factors, including the reduction in military spending since the end of the Cold War. Decreases in military spending could depress demand for military aircraft.

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

We include, with the replacement parts that we sell to our customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. The revocation or suspension of any of our material authorizations or approvals would have an adverse effect on our business, financial condition and results of operations. In addition, new and more stringent government regulations, if adopted and enacted, could have a material adverse effect on our business, financial condition and results of operations.


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

Our business is subject to certain federal, state, local and foreign laws, regulations and ordinances governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. From time to time, our operations have resulted or may result in noncompliance with or liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances. Additionally, at the time of our asset acquisition of BAE Systems, certain environmental remedial activities were required under a Part B Permit issued to the infrared decoy flare facility by the State of Arkansas under the Federal Resource Conservation and Recovery Act. The Part B permit was transferred to Armtec, along with the remedial obligations. Under the terms of the definitive purchase and sale agreement, BAE Systems agreed to complete all remedial obligations at the infrared facility and to indemnify us for all environmental liabilities to a maximum amount of $25.0 million. Further, we have been identified as a potentially responsible party pursuant to the Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or under analogous state environmental laws, for the cleanup of contamination resulting from past disposals of hazardous wastes at certain sites where we, with others, sent waste in the past. We cannot assure you that such matters, or any similar liabilities that arise in the future, will not exceed our resources, nor can we completely eliminate the risk of accidental contamination or injury from these materials.


Item 2.    Properties

The following table summarizes our principal properties that are greater than 50,000 square feet, including identification of the business segment, as of October 25, 2002:

Location	Type of Facility	Business Segment	Approximate Square Footage	Owned or Leased

Continuing Operations:
Brea, CA

East Camden, AR
Seattle, WA
Coachella, CA
Bourges, France
Kent, WA
Valencia, CA
Coeur d'Alene, ID
Taunton, MA
London, England
Santa Fe Springs, CA
San Fernando, CA
Painesville, OH
Lillington, NC

Office, Plant &
Warehouse
Office & Plant
Office & Plant
Office & Plant
Plant
Office & Plant
Office & Plant
Office & Plant
Office & Plant
Office & Plant
Office & Plant
Office & Plant
Office & Plant
Office & Plant

Advanced Materials

Advanced Materials
Avionics & Controls
Advanced Materials
Sensors & Systems
Advanced Materials
Advanced Materials
Avionics & Controls
Advanced Materials
Sensors & Systems
Advanced Materials
Avionics & Controls
Sensors & Systems
Advanced Materials

			429,000 175,000 167,000 112,000 109,000 93,000 88,000 88,000 85,000 66,000 59,000 50,000 50,000 50,000	Owned Leased Leased Owned Leased Owned Owned Leased Leased Leased Leased Leased Owned Leased
Discontinued Operations: Rockford, IL Torrance, CA	Office & Plant Office & Plant	Automation Automation	294,000 150,000	Owned Leased

In total, we own approximately 1,200,000 square feet and lease approximately 1,000,000 square feet of manufacturing facilities and properties.

Item 3.    Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe we have adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 25, 2002.


PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

The following information that appears in the Company's Annual Report to Shareholders for the fiscal year ended October 25, 2002 is hereby incorporated by reference:

(a)	The high and low market sales prices of the Company's Common Stock for each quarterly period during fiscal years 2002 and 2001, respectively, (page 26 of the Annual Report to Shareholders).
(b)	Restrictions on the ability to pay future cash dividends (Note 10 to the Consolidated Financial Statements, pages 42-43 of the Annual Report to Shareholders).

No cash dividends were paid during fiscal years 2002 and 2001. The Company currently intends to retain all future earnings for use to expand the business and retire debt. We are restricted from paying dividends under our current credit facility and do not anticipate paying any dividends in the foreseeable future.

On January 6, 2003, there were 625 record holders of the Company's common stock.

The principal market for the Company's Common Stock is the New York Stock Exchange.

Item 6.    Selected Financial Data

The Company hereby incorporates by reference the Selected Financial Data of the Company that appears on page 25 of the Company's Annual Report to Shareholders for the fiscal year ended October 25, 2002.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company hereby incorporates by reference Management's Discussion and Analysis of Financial Condition and Results of Operations which is set forth on pages 18-24 of the Company's Annual Report to Shareholders for the fiscal year ended October 25, 2002.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company hereby incorporates by reference the narrative discussion regarding market risk appearing on page 22 of the Company's Annual Report to Shareholders for the fiscal year ended October 25, 2002.

Item 8.    Financial Statements and Supplementary Data

The report of Ernst & Young LLP, Independent Auditors, and the consolidated financial statements included on pages 27 through 56 of the Company's Annual Report to Shareholders for the fiscal year ended October 25, 2002 are incorporated herein by reference. Quarterly results of operations on pages 54-55 of the Company's Annual Report to Shareholders for the fiscal year ended October 25, 2002 are incorporated herein by reference.


Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

(a)    Directors.

The Company hereby incorporates by reference the information set forth under "Election of Directors" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 5, 2003, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 2003.

(b)    Executive Officers.

Information regarding our executive officers appears in Item 1 of this report under "Executive Officers."

Item 11.    Executive Compensation

The Company hereby incorporates by reference the information set forth under "Other Information as to Directors - Directors Compensation," "Executive Compensation," "Compensation and Stock Option Committee Report" and "Common Stock Price Performance Graph" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 5, 2003, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters

The Company hereby incorporates by reference the information with respect to stock ownership set forth under "Equity Compensation Plan Information" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 5, 2003, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 2003.

The Company hereby incorporates by reference the information with respect to stock ownership set forth under "Security Ownership of Certain Beneficial Owners and Management" in the definitive form of the Company's proxy statement, relating to its Annual Meeting of Shareholders to be held on March 5, 2003, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 2003.

Item 13.    Certain Relationships and Related Transactions

None.


Item 14.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, the Company's Chairman, President and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

(b)    Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of the evaluation. There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements.

The following consolidated financial statements, together with the report thereon of Ernst & Young LLP, Independent Auditors, dated December 4, 2002, appearing on pages 27-56 of the Company's Annual Report to Shareholders for the fiscal year ended October 25, 2002, are hereby incorporated by reference:

Annual Report Page Number
Consolidated Statement of Operations - Fiscal years 2002, 2001, and 2000	27
Consolidated Balance Sheet - October 25, 2002 and October 26, 2001	28-29
Consolidated Statement of Cash Flows - Fiscal years 2002, 2001, and 2000	30-31
Consolidated Statement of Shareholders' Equity and Comprehensive Income - Fiscal years 2002, 2001, and 2000	32
Notes to Consolidated Financial Statements - October 25, 2002	33-55
Report of Ernst & Young LLP, Independent Auditors	56

Refer also to Part II, Item 8 - Financial Statements and Supplementary Data for additional information.

(a)(2) Financial Statement Schedules.

The following consolidated financial statement schedule of the Company is included as follows:


Schedule II - Valuation and Qualifying Accounts, see page 29.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits.

See Exhibit Index on pages 25-28.

(b) Reports on Form 8-K.

On July 31, 2002, the Company filed a report on Form 8-K under Item 5, dated July 25, 2002.

On September 9, 2002, the Company filed a report on Form 8-K under Item 2, dated August 29, 2002.

On September 26, 2002, the Company filed a report on Form 8-K under Item 5, dated July 25, 2002.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION (Registrant) By /s/ Robert D. George Robert D. George Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Dated: January 22, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert W. Cremin (Robert W. Cremin)	Chairman, President and Chief Executive Officer (Principal Executive Officer)	January 22, 2003 Date

/s/ Robert D. George (Robert D. George)	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	January 22, 2003 Date

/s/ Richard R. Albrecht (Richard R. Albrecht)	Director	January 22, 2003 Date

/s/ Ross J. Centanni (Ross J. Centanni)	Director	January 22, 2003 Date

/s/ John F. Clearman (John F. Clearman)	Director	January 22, 2003 Date


/s/ Robert S. Cline (Robert S. Cline)	Director	January 22, 2003 Date

/s/ E. John Finn (E. John Finn)	Director	January 22, 2003 Date

/s/ Anthony P. Franceschini (Anthony P. Franceschini)	Director	January 22, 2003 Date

/s/ Robert F. Goldhammer (Robert F. Goldhammer)	Director	January 22, 2003 Date

/s/ Wendell P. Hurlbut (Wendell P. Hurlbut)	Director	January 22, 2003 Date

/s/ Jerry D. Leitman (Jerry D. Leitman)	Director	January 22, 2003 Date


CERTIFICATIONS

I, Robert W. Cremin, certify that:

1. I have reviewed this annual report on Form 10-K of Esterline Technologies Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 22, 2003	By: /s/ Robert W. Cremin Robert W. Cremin Chairman, President and Chief Executive Officer (Principal Executive Officer)


I, Robert D. George, certify that:

1. I have reviewed this annual report on Form 10-K of Esterline Technologies Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 22, 2003	By: /s/ Robert D. George Robert D. George Vice President, Chief Financial Officer Secretary and Treasurer (Principal Financial and Accounting Officer)


Exhibit Number	Exhibit
3.1

Restated Certificate of Incorporation, dated June 6, 2002. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 26, 2002 [Commission File Number 1-6357].)

3.2

By-laws of the Company, as amended and restated December 6, 2001. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 2001 [Commission File Number 1-6357].)

4.1

Rights Agreement dated as of December 11, 2002, between Esterline Technologies Corporation and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designation of Series B Serial Preferred Stock, as Exhibit B the Form of Rights of Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 4.1 to Esterline Technologies Corporation's Registration Statement on Form 8-A, as amended, filed on December 12, 2002 [Commission File Number 1-6357].)

10.1

Amendment of Lease and Agreement, dated March 11, 1959, between the City of Torrance, California, and Longren Aircraft Company, Inc. as original lessee; Lease, dated July 1, 1959, between the City of Torrance and Aeronca Manufacturing Corporation, as original lessee; and Assignment of Ground Lease, dated September 26, 1985, from Robert G. Harris, as successor lessee under the foregoing leases, to Excellon Industries, Inc., relating to principal manufacturing facility of Excellon at 24751 Crenshaw Boulevard, Torrance, California. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1986 [Commission File Number 1-6357].)

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


Exhibit Number	Exhibit
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

10.10

Compensation of Directors. (Incorporated by reference to first paragraph under "Other Information as to Directors" in the definitive form of the Company's Proxy Statement, relating to its 2003 Annual Meeting of Shareholders to be held on March 5, 2003, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 2003.)

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

10.16i	Esterline Technologies Corporation Long-Term Incentive Compensation Plan, fiscal years 2000-2003.
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

10.20i	Esterline Technologies Corporation Corporate Management Incentive Compensation Plan for fiscal year 2003.
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


Exhibit Number	Exhibit
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

10.27

Note Purchase Agreement between Esterline Technologies Corporation and various life insurance companies for Senior Notes maturing in fiscal 2004-2009. (Incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999 [Commission File Number 1-6357].)

10.28

Executive Retirement Agreement between Esterline Technologies Corporation and Wendell P. Hurlbut dated January 19, 1999. (Incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999 [Commission File Number 1-6357].)

10.30

Counterpart Underlease, dated January 4, 1993, between Openment Limited and Muirhead Vactric Components Limited, relating to premises located at Oakfield Road, Penge in the London Borough of Bromley. (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report of Form 10-K for fiscal year ended October 27, 2000 [Commission File Number 1-6357].)


Exhibit Number	Exhibit
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

10.33

Esterline Technologies Corporation 2002 Employee Stock Purchase Plan. (Incorporated by reference to Annex B in the definitive form of the Company's Proxy Statement, relating to its 2002 Annual Meeting of Shareholders held on March 5, 2002, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 2002 [Commission File Number 1-6357].)

11	Schedule setting forth computation of earnings per share for the five fiscal years ended October 25, 2002.
13	Portions of the Annual Report to Shareholders for the fiscal year ended October 25, 2002, incorporated by reference herein.
21	List of subsidiaries.
23	Consent of Independent Auditors.
99.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Reserve for Doubtful Accounts Receivable
Fiscal Years
2002	$ 2,447	$ 1,327	$ (1,074)[1]	$ 2,700
2001	$ 2,423	$ 430	$ (406)[2]	$ 2,447
2000	$ 2,233	$ 1,019	$ (829)[2]	$ 2,423

Inventory Valuation Reserves
Fiscal Years
2002	$ -	$ -	$ -	$ -
2001	$ -	$ -	$ -	$ -
2000	$ 500	$ -	$ 500	$ -
[1]	Uncollectible accounts written off, net of recoveries, of $364 and the reclassification of the reserve for doubtful accounts receivable to net assets of discontinued operations of $710.
[2]	Uncollectible accounts written off, net of recoveries.
