Form 10-Q
period 2003-01-31
ESTERLINE TECHNOLOGIES CORP
filed 2003-03-14
CIK 33619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

Yes          X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes          X        No

As of March 14, 2003, 20,826,585 shares of the issuer's common stock were outstanding.


PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of January 31, 2003 and October 25, 2002
(In thousands, except share amounts)

	January 31,	October 25,
	2003	2002
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$ 28,344	$ 22,511
Cash in escrow	4,500	3,500
Accounts receivable, net of allowances
of $2,592 and $2,700	71,711	79,474
Inventories
Raw materials and purchased parts	38,668	36,152
Work in process	28,661	24,931
Finished goods	10,621	10,222
	77,950	71,305

Income tax refundable	4,942	6,180
Deferred income tax benefits	21,991	25,069
Prepaid expenses	6,629	6,193
Total Current Assets	216,067	214,232

Property, Plant and Equipment	202,249	195,318
Accumulated depreciation	(98,931)	(94,324)
	103,318	100,994

Net Assets of Discontinued Operations	15,097	13,576

Other Non-Current Assets
Goodwill	160,023	158,006
Intangibles, net	65,213	61,497
Other assets	22,425	22,650
	$ 582,143	$ 570,955


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of January 31, 2003 and October 25, 2002
(In thousands, except share amounts)

	January 31,	October 25,
	2003	2002
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$ 18,562	$ 28,018
Accrued liabilities	58,778	64,026
Credit facilities	14,567	424
Current maturities of long-term debt	30,418	435
Federal and foreign income taxes	-	92
Total Current Liabilities	122,325	92,995

Long-Term Liabilities
Long-term debt, net of current maturities	72,247	102,133
Deferred income taxes	22,021	21,386

Commitments and Contingencies	-	-

Shareholders' Equity
Common stock, par value $.20 per share,
authorized 60,000,000 shares, issued and
outstanding 20,811,561 and 20,783,068 shares	4,162	4,157
Additional paid-in capital	113,905	113,537
Retained earnings	248,510	242,667
Accumulated other comprehensive loss	(1,027)	(5,920)
Total Shareholders' Equity	365,550	354,441
	$ 582,143	$ 570,955


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended January 31, 2003 and January 25, 2002
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	January 31,	January 25,
	2003	2002

Net Sales	$ 126,329	$ 96,818
Cost of Sales	87,656	64,351
	38,673	32,467

Expenses
Selling, general & administrative	24,417	18,320
Research, development & engineering	4,182	3,039
Total Expenses	28,599	21,359

Operating Earnings From Continuing Operations	10,074	11,108

Other income	1	1
Interest income	(142)	(609)
Interest expense	1,782	1,789
Other Expense, Net	1,641	1,181

Income From Continuing Operations Before Income Taxes	8,433	9,927
Income Tax Expense	2,590	3,289
Income From Continuing Operations	5,843	6,638

Loss From Discontinued Operations, Net of Tax	-	(2,293)

Earnings Before Cumulative Effect of a Change in
Accounting Principle	5,843	4,345
Cumulative Effect of a Change in Accounting Principle,
Net of Tax	-	(7,574)

Net Earnings (Loss)	$ 5,843	$ (3,229)

Earnings (Loss) Per Share - Basic:
Continuing operations	$ .28	$ .32
Discontinued operations	-	(.11)
Earnings per share before cumulative effect
of a change in accounting principle	.28	.21
Cumulative effect of a change in accounting principle	-	(.37)
Earnings (loss) per share - basic	$ .28	$ (.16)


Earnings (Loss) Per Share - Diluted:
Continuing operations	$ .28	$ .32
Discontinued operations	-	(.11)
Earnings per share before cumulative effect
of a change in accounting principle	.28	.21
Cumulative effect of a change in accounting principle	-	(.36)
Earnings (loss) per share - diluted	$ .28	$ (.15)


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended January 31, 2003 and January 25, 2002
(Unaudited)
(In thousands)

	Three Months Ended
	January 31,	January 25,
	2003	2002

Cash Flows Provided (Used) by Operating Activities
Income from continuing operations, before income taxes	$ 8,433	$ 9,927
Adjustments to reconcile pretax income from continuing
operations to net cash provided by continuing operations:
Depreciation and amortization	5,497	2,675
Working capital changes, net of effect of acquisitions
Accounts receivable	11,480	10,572
Inventories	(2,697)	33
Prepaid expenses	(205)	(23)
Accounts payable	(6,461)	(5,737)
Accrued liabilities	(7,408)	(5,086)
Other, net	780	220
	9,419	12,581

Income (loss) from discontinued operations, before income taxes	-	(3,342)
Adjustments to reconcile pretax income from
discontinued operations to net cash provided
by discontinued operations:
Loss on disposal and holding period loss	(2,837)	-
Depreciation and amortization	546	766
Working capital changes
Accounts receivable	(971)	1,111
Inventories	3,068	365
Prepaid expenses	(394)	(203)
Accounts payable	169	(411)
Accrued liabilities	(1,228)	(921)
Other, net	1,280	79
	(367)	(2,556)

Federal and foreign income taxes refunded (paid)	2,254	(979)
	11,306	9,046

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(3,666)	(4,700)
Escrow deposit	(1,000)	-
Capital dispositions	(82)	483
Acquisitions of businesses, net of cash acquired	(15,311)	-
	(20,059)	(4,217)


Cash Flows Provided (Used) by Financing Activities
Net change in credit facilities	14,123	979
Repayment of long-term obligations	(140)	(249)
	13,983	730

Effect of Foreign Exchange Rates on Cash	603	(277)
Net Increase in Cash and Cash Equivalents	5,833	5,282

Cash and Cash Equivalents - Beginning of Period	22,511	119,940
Cash and Cash Equivalents - End of Period	$ 28,344	$ 125,222

Supplemental Cash Flow Information
Cash Paid for Interest	$ 3,364	$ 3,270


ESTERLINE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended January 31, 2003 and January 25, 2002

1.

The consolidated balance sheet as of January 31, 2003, the consolidated statement of operations for the three months ended January 31, 2003 and January 25, 2002, and the consolidated statement of cash flows for the three months ended January 31, 2003 and January 25, 2002 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.

The notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 25, 2002 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.

The timing of the Company's revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. The first quarter of fiscal 2003 included fourteen weeks, while the first quarter of fiscal 2002 included thirteen weeks. Moreover, the Company's first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America.

4.	The Company's comprehensive income (loss) is as follows:

	(In thousands)	Three Months Ended
		January 31,	January 25,
		2003	2002

	Net Earnings (Loss)	$ 5,843	$ (3,229)
	Change in Fair Value of Derivative Financial
	Instruments, Net of Tax	(341)	(154)
	Foreign Currency Translation Adjustment	5,234	(1,248)
	Comprehensive Income (Loss)	$ 10,736	$ (4,631)

5.

On July 25, 2002, the Board of Directors adopted a formal plan for the sale of the assets and operations of its Automation segment. As a result, the consolidated financial statements present the Automation segment as a discontinued operation. At October 25, 2002, net assets of discontinued operations were $13,576,000, net of estimated losses from October 26, 2002 to the anticipated disposal date and an estimated loss on disposal. For the three months ended January 31, 2003, actual holding losses aggregated $2,837,000 before tax benefit and were charged against the estimated liability for operating losses to be incurred until disposal.


	Sales in the Automation segment were $8,991,000 and $8,587,000 for the three months ended January 31, 2003 and January 25, 2002, respectively.

6.	The effective tax rate for the first fiscal quarter of 2003 was 30.7% compared with 33.1% for the first quarter of 2002. Both years benefited from various tax credits.

7.	Segment information:

In the third quarter of fiscal 2002, the Company's Board of Directors approved a plan providing for the discontinuance of the Automation segment. In the fourth quarter of fiscal 2002, management redefined the Company's segments to correspond with the way the Company is now organized and managed. Accordingly, business segment information includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

	(In thousands)	Three Months Ended
		January 31,	January 25,
		2003	2002

	Sales
	Avionics & Controls	$ 48,336	$ 39,020
	Sensors & Systems	26,160	21,867
	Advanced Materials	51,624	35,701
	Other	209	230
	Total Sales	$ 126,329	$ 96,818

	Segment Earnings
	Avionics & Controls	$ 6,429	$ 5,925
	Sensors & Systems	1,192	2,832
	Advanced Materials	5,694	5,594
	Other	(101)	(437)
	Total Segment Earnings	$ 13,214	$ 13,914

8.

On December 3, 2002, the Company acquired the net assets of BVR Aero Precision Corporation, a manufacturer of precision gears and electronic data concentrators for $11.3 million in cash. An additional payment of $3.9 million is contingent upon achievement of certain sales levels through fiscal 2006, as defined in the Asset Purchase Agreement. Any additional payment made, when the contingency is resolved, will be accounted for as additional consideration for the acquired assets. The business will be included in the Sensors & Systems segment and will complement five other current operations of the Company.

In the fourth quarter of fiscal 2002, the Company's Armtec Defense Products Co. subsidiary acquired the Electronic Warfare Passive Expendables Division of BAE SYSTEMS North America radar countermeasures chaff and infrared decoy flare operations for $67.5 million in cash. An additional $3.9 million was payable to the seller based upon the excess $9,361,000 over the Closing Statement in accordance with the Asset Purchase Agreement. The $3.9 million liability was paid during the first quarter of fiscal 2003.


Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

Overview

We view and operate our businesses in three segments: Avionics & Controls, Sensors & Systems and Advanced Materials. We discontinued a fourth segment, Automation, in the third quarter of fiscal 2002. We serve primarily aerospace and defense customers with manufactured products such as high-end technology interface systems for commercial and military aircraft, and similar devices for land- and sea-based military vehicles; secure communication systems, specialized medical equipment and other industrial applications; sensors and other components for propulsion and guidance systems; and high-performance elastomers and other complex materials. We are concentrating our efforts to selectively expand our capabilities in markets for these products.

As part of our long-term strategic direction, we strive to anticipate the needs of our customers and to respond to such needs with comprehensive solutions worldwide. This effort focuses on continual research and new product development, acquisitions, and establishing strategic realignments of operations to expand the capability to offer a more extensive product line to each customer through a single contact. In the first quarter of fiscal 2003, we completed one acquisition in our Sensors & Systems segment for $11.3 million.

On July 25, 2002, our Board of Directors adopted a formal plan for the sale of the assets and operations of our Automation segment. As a result, the consolidated financial statements present the Automation segment as a discontinued operation.

Results of Continuing Operations

Quarter Ended January 31, 2003 Compared to Quarter Ended January 25, 2002

Sales for the first fiscal quarter increased 30.5% when compared with the prior year period. Sales by segment were as follows:

(In thousands)	Incr./(Decr.)
	from prior
	year period	2003	2002

Avionics & Controls	23.9%	$ 48,336	$ 39,020
Sensors & Systems	19.6%	26,160	21,867
Advanced Materials	44.6%	51,624	35,701
Other	(9.1)%	209	230
Total Net Sales		$ 126,329	$ 96,818

The 23.9% increase in Avionics & Controls reflected improved sales volumes of cockpit switches to the airline aftermarket and strong sales to military OEMs. Sales performance was


further enhanced by increased sales of input devices to industrial/commercial markets, as well as the acquisition of Janco and a small product line in the third and fourth quarter of fiscal 2002, respectively. These acquisitions contributed incremental sales of $3.4 million in the first quarter of fiscal 2003. Order volume was flat compared to the fourth quarter of fiscal 2002 and up 27.0% over the comparable prior year quarter, reflecting fiscal 2002 acquisitions and the aftermath of September 11, 2001, which impacted the first quarter of fiscal 2002.

The 19.6% increase in sales of Sensors & Systems principally reflected a stronger Euro relative to the U.S. dollar, as the average exchange rate from the Euro to the U.S. dollar increased from .88 in fiscal 2002 to 1.02 in fiscal 2003. In addition, the increase in Sensors & Systems sales was partially offset by a decline in commercial jet engine temperature sensor sales. Order volume increased 5.5% compared to the fourth quarter of fiscal 2002 and is up 67.7% over the comparable prior year quarter, reflecting a stronger Euro relative to the U.S. dollar.

The 44.6% increase in Advanced Materials reflected $21.2 million in incremental sales from the acquisition of Burke Industries' Engineered Polymers Group in the third quarter of fiscal 2002 and the acquisition of the Electronic Warfare Passive Expendables Division of BAE SYSTEMS North America in the fourth quarter of fiscal 2002. These sales gains were partially offset by declines in advanced materials sales to aerospace and defense customers and the timing of deliveries of combustible ordnance components.

Overall, gross margin as a percentage of sales was 30.6% for the first quarter of fiscal 2003 compared with 33.5% for the first quarter of fiscal 2002. Segment gross margins ranged from 25.2% to 36.2% for the first fiscal quarter of 2003 compared with 30.6% to 41.2% during the same period in fiscal 2002. Avionics & Controls gross margin increased from the prior year period due to solid sales to military OEMs, strengthening sales of input devices to industrial/commercial customers, and improved sales of aftermarket spares. Sensors & Systems gross margin declined from the prior year period due to lower sales of temperature sensors and the effect of a weaker U.S. dollar compared to the Euro on U.S. dollar-denominated sales and Euro-denominated cost of sales. Advanced Materials gross margin declined when compared with the prior year period, reflecting lower gross margin on sales of the recently acquired companies, lower prices for certain combustible ordnance components, and decreased sales volume/mix of elastomer material to aerospace and defense customers. The prior year period's elastomer material sales were higher than normal and reflected the expected physical move of an elastomer product line and incremental sales to a customer to re-balance its inventory levels.

Selling, general and administrative expenses (which include corporate expenses) totaled $24.4 million and $18.3 million for the first fiscal quarter of 2003 and 2002, respectively, or 19.3% of sales for the first fiscal quarter of 2003 compared with 18.9% for the prior year period. The increase in selling, general and administrative expenses primarily reflected increased amortization of intangible assets, incremental selling, general and administrative expenses due to fiscal 2002 and 2003 acquisitions, and increased pension and medical expenses.

Research, development and engineering spending was $4.2 million, or 3.3% of sales, for the first fiscal quarter of 2003 compared with $3.0 million, or 3.1% of sales, for the first fiscal quarter of


2002. This is consistent with our philosophy of continually investing in new products and capabilities regardless of the business cycle.

Segment earnings (operating earnings excluding corporate expenses) for the first fiscal quarter of 2003 totaled $13.2 million, compared with $13.9 million for the first fiscal quarter in 2002. Avionics & Controls earnings were $6.4 million for the first fiscal quarter of 2003 compared with $5.9 million for the first fiscal quarter of 2002, reflecting increased sales of aftermarket spares and switches to military OEMs. Sensors & Systems earnings were $1.2 million for the first quarter of fiscal 2003 compared with $2.8 million for the first quarter of fiscal 2002 and primarily reflected the decline in temperature sensors sales, increased research & development and selling expenses, and the impact of the weaker U.S. dollar relative to the Euro on U.S. dollar-denominated sales and Euro-denominated operating expenses. Advanced Materials earnings were $5.7 million for the first fiscal quarter of 2003 compared with $5.6 million for the first fiscal quarter of 2002. Advanced Materials earnings were partially offset by integration expenses and lower margin product sales. Successful efforts in lean manufacturing across all segments helped to partially offset unfavorable sales mix and pricing pressures on segment earnings.

The effective income tax rate for the first fiscal quarter of 2003 was 30.7% compared with 33.1% for the first fiscal quarter of 2002. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits.

New orders for the first fiscal quarter of 2003 were $122.0 million compared with $105.4 million for the same period in 2002, an increase of 15.7%. Backlog at January 31, 2003 was $277.4 million compared with $230.1 million at the end of the prior year period and $281.7 million at October 25, 2002. The increase in backlog compared to January 25, 2002, primarily reflected the effect of a stronger Euro relative to the U.S. dollar in the Sensors & Systems segment, as well as fiscal 2002 and 2003 acquisitions. The decline in backlog compared to October 25, 2002, principally reflected the timing of receiving orders in the Advanced Materials segment.


Liquidity and Capital Resources

Cash and cash equivalents on hand at January 31, 2003 totaled $28.3 million, an increase of $5.8 million from October 25, 2002. Net working capital decreased to $93.7 million at January 31, 2003 from $121.2 million at October 25, 2002, largely due to the classification of $30.0 million of the 1999 Senior Notes due in November 2003 as a current liability.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $17.5 million during fiscal 2003, compared with $15.1 million expended in fiscal 2002. Capital expenditures for the first fiscal quarter of 2003 totaled $3.7 million, primarily for machinery and equipment, including enhancements to information systems.

Total debt at January 31, 2003 was $117.2 million and consisted of $100.0 million under our 1999 Senior Notes, $10.0 million under a line of credit facility and $7.2 million under various foreign currency debt agreements, including capital lease obligations. The 1999 Senior Notes have maturities ranging from 2003 to 2008 and interest rates from 6% to 6.77%. We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through 2003. In addition, we believe that we have adequate access to capital markets to fund future acquisitions.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in "Forward Looking Statements and Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 25, 2002, that may cause our or the industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements.

Item 4.      Controls and Procedures

a)  Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, our Chairman, President and Chief


Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

b)  Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the evaluation. There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken.


PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe that adequate reserves for these liabilities have been made and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4.      Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on March 5, 2003, the shareholders acted on the following proposals:

(a)	The election of the following directors for three-year terms expiring at the 2006 annual meeting:

		Votes Cast
	Name	For	Withheld

	Ross J. Centanni	17,882,724	833,036
	Robert S. Cline	17,872,724	843,036
	Wendell P. Hurlbut	17,854,920	860,840

	The election of the following director for a two-year term expiring at the 2005 annual meeting:

		Votes Cast
	Name	For	Withheld

	Anthony P. Franceschini	18,548,911	166,849

	Current directors whose terms are continuing after the 2003 annual meeting are Richard R. Albrecht, John F. Clearman, Robert W. Cremin, E. John Finn and Jerry D. Leitman.

(b)	The adoption of the Amended and Restated 1997 Stock Option Plan:

	Votes Cast
	For	Against	Abstained
	14,682,357	3,592,707	440,696

	There were no broker non-votes on the above proposal.


Item 6.      Exhibits and Reports on Form 8-K
(a)	Exhibits

	11.	Schedule setting forth computation of basic and diluted earnings per common share for the three months ended January 31, 2003 and January 25, 2002.

	99.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.
On December 12, 2002, we filed a report on Form 8-K under Item 5, dated December 5, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: March 14, 2003	By:	/s/Robert D. George
Robert D. George
Vice President, Chief Financial Officer
Secretary and Treasurer
(Principal Financial
and Accounting Officer)


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 14, 2003	By:	/s/Robert W. Cremin
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 14, 2003	By:	/s/Robert D. George
Robert D. George
Vice President, Chief Financial Officer
Secretary and Treasurer
(Principal Financial
and Accounting Officer)
