Form 10-Q
period 2003-05-02
ESTERLINE TECHNOLOGIES CORP
filed 2003-06-12
CIK 33619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________________________

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2003

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

As of June 12, 2003, 20,958,419 shares of the issuer's common stock were outstanding.


PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of May 2, 2003 and October 25, 2002
(In thousands, except share amounts)

	May 2,	October 25,
	2003	2002
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$ 31,111	$ 22,511
Cash in escrow	4,517	3,500
Accounts receivable, net of allowances
of $2,597 and $2,700	81,808	79,474
Inventories
Raw materials and purchased parts	40,182	36,152
Work in process	24,356	24,931
Finished goods	10,491	10,222
	75,029	71,305

Income tax refundable	5,383	6,180
Deferred income tax benefits	24,578	25,069
Prepaid expenses	6,544	6,193
Total Current Assets	228,970	214,232

Property, Plant and Equipment	205,251	195,318
Accumulated depreciation	(102,324)	(94,324)
	102,927	100,994

Net Assets of Discontinued Operations	6,850	13,576

Other Non-Current Assets
Goodwill	160,891	158,006
Intangibles, net	63,258	61,497
Other assets	22,716	22,650
	$ 585,612	$ 570,955


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of May 2, 2003 and October 25, 2002
(In thousands, except share amounts)

	May 2,	October 25,
	2003	2002
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$ 19,276	$ 28,018
Accrued liabilities	64,388	64,026
Credit facilities	8,820	424
Current maturities of long-term debt	30,421	435
Federal and foreign income taxes	128	92
Total Current Liabilities	123,033	92,995

Long-Term Liabilities
Long-term debt, net of current maturities	72,233	102,133
Deferred income taxes	22,864	21,386

Commitments and Contingencies	-	-

Shareholders' Equity
Common stock, par value $.20 per share,
authorized 60,000,000 shares, issued and
outstanding 20,861,585 and 20,783,068 shares	4,172	4,157
Additional paid-in capital	114,358	113,537
Retained earnings	248,744	242,667
Accumulated other comprehensive income (loss)	208	(5,920)
Total Shareholders' Equity	367,482	354,441
	$ 585,612	$ 570,955


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Six Months Ended May 2, 2003 and April 26, 2002
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2003	2002	2003	2002
Net Sales	$ 135,281	$ 100,681	$ 261,610	$ 197,499
Cost of Sales	94,711	68,367	182,367	132,718
	40,570	32,314	79,243	64,781

Expenses
Selling, general & administrative	27,231	17,384	51,648	35,704
Research, development & engineering	3,975	3,238	8,157	6,277
Total Expenses	31,206	20,622	59,805	41,981

Operating Earnings From Continuing Operations	9,364	11,692	19,438	22,800

Interest income	(124)	(514)	(266)	(1,123)
Interest expense	1,719	1,811	3,501	3,600
Loss on derivative financial instruments	74	-	74	1
Gain on sale of product line	(863)	-	(863)	-
Other income	(3)	-	(2)	-
Other Expense, Net	803	1,297	2,444	2,478

Income From Continuing Operations
Before Income Taxes	8,561	10,395	16,994	20,322
Income Tax Expense	2,519	3,180	5,109	6,469
Income From Continuing Operations	6,042	7,215	11,885	13,853

Loss From Discontinued Operations, Net of Tax	(5,808)	(2,292)	(5,808)	(4,585)

Earnings Before Cumulative Effect of a Change
in Accounting Principle	234	4,923	6,077	9,268
Cumulative Effect of a Change in Accounting
Principle, Net of Tax	-	-	-	(7,574)

Net Earnings	$ 234	$ 4,923	$ 6,077	$ 1,694


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Six Months Ended May 2, 2003 and April 26, 2002
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2003	2002	2003	2002
Earnings Per Share - Basic:
Continuing operations	$ .29	$ .35	$ .57	$ .67
Discontinued operations	(.28)	(.11)	(.28)	(.22)
Earnings per share before cumulative effect of
a change in accounting principle	.01	.24	.29	.45
Cumulative effect of a change
in accounting principle	-	-	-	(.37)
Earnings per share - basic	$ .01	$ .24	$ .29	$ .08

Earnings Per Share - Diluted:
Continuing operations	$ .29	$ .34	$ .57	$ .66
Discontinued operations	(.28)	(.11)	(.28)	(.22)
Earnings per share before cumulative effect of
a change in accounting principle	.01	.23	.29	.44
Cumulative effect of a change
in accounting principle	-	-	-	(.36)
Earnings per share - diluted	$ .01	$ .23	$ .29	$ .08


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended May 2, 2003 and April 26, 2002
(Unaudited)
(In thousands)

	Six Months Ended
	May 2,	April 26,
	2003	2002

Cash Flows Provided (Used) by Operating Activities
Income from continuing operations, before income taxes	$ 16,994	$ 20,322
Adjustments to reconcile pretax income from continuing
operations to net cash provided by continuing operations:
Depreciation and amortization	10,423	6,170
Gain on sale of product line	(863)	-
Working capital changes, net of effect of acquisitions
Accounts receivable	(1,438)	13,206
Inventories	(2,054)	(140)
Prepaid expenses	(60)	(674)
Accounts payable	(4,729)	(4,362)
Accrued liabilities	(1,057)	(3,262)
Other, net	(571)	111
	16,645	31,371

Income from discontinued operations, before income taxes	(9,772)	(7,473)
Adjustments to reconcile pretax income from
discontinued operations to net cash provided
by discontinued operations:
Loss on disposal and holding period loss	3,925	-
Depreciation and amortization	1,035	1,432
Working capital changes
Accounts receivable	(687)	2,476
Inventories	4,038	1,627
Prepaid expenses	(402)	(351)
Accounts payable	(113)	(608)
Accrued liabilities	(2,062)	(1,047)
Other, net	1,092	188
	(2,946)	(3,756)

Federal and foreign income taxes refunded (paid)	1,652	(1,355)
	15,351	26,260


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended May 2, 2003 and April 26, 2002
(Unaudited)
(In thousands)

	Six Months Ended
	May 2,	April 26,
	2003	2002

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	$ (7,078)	$ (8,411)
Proceeds from sale of product line	5,630	-
Escrow deposit	(1,017)	-
Capital dispositions	616	260
Purchase of short-term investments	-	(9,000)
Acquisitions of businesses, net of cash acquired	(15,311)	-
	(17,160)	(17,151)
Cash Flows Provided (Used) by Financing Activities
Net change in credit facilities	8,690	396
Repayment of long-term obligations	(253)	(190)
	8,437	206

Effect of Foreign Exchange Rates on Cash	1,972	172
Net Increase in Cash and Cash Equivalents	8,600	9,487

Cash and Cash Equivalents - Beginning of Period	22,511	119,940
Cash and Cash Equivalents - End of Period	$ 31,111	$ 129,427

Supplemental Cash Flow Information
Cash Paid for Interest	$ 3,495	$ 3,598


ESTERLINE TECHNOLOGIES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended May 2, 2003 and April 26, 2002

1.

The consolidated balance sheet as of May 2, 2003, the consolidated statement of operations for the three and six months ended May 2, 2003 and April 26, 2002, and the consolidated statement of cash flows for the six months ended May 2, 2003 and April 26, 2002 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.

The notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 25, 2002 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.

The timing of the Company's revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. The Company's first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America. Moreover, the first quarter of fiscal 2003 included fourteen weeks, while the first quarter of fiscal 2002 included thirteen weeks.

4.	The Company's comprehensive income is as follows:

	(In thousands)	Three Months Ended		Six Months Ended
		May 2,	April 26,	May 2,	April 26,
		2003	2002	2003	2002

	Net Earnings	$ 234	$ 4,923	$ 6,077	$ 1,694
	Change in Fair Value of Derivative
	Financial Instruments, Net of Tax	558	255	217	101
	Foreign Currency Translation Adj.	677	1,910	5,911	662
	Comprehensive Income	$ 1,469	$ 7,088	$ 12,205	$ 2,457

5.

On July 25, 2002, the Company's Board of Directors adopted a formal plan for the sale of the assets and operations of its Automation segment. As a result, the consolidated financial statements present the Automation segment as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company recorded a $5.8 million loss, net of a $3.5 million tax benefit, in the second quarter of fiscal 2003 for losses in its


discontinued operations in excess of earlier estimates precipitated by the prolonged weakness in electronics, telecommunications and heavy equipment markets. At May 2, 2003, net assets of discontinued operations were $6,850,000, net of estimated losses from May 3, 2003 to the anticipated disposal date and an estimated loss on disposal. For the three months and six months ended May 2, 2003, actual holding losses before tax benefit were $3,122,000 and $5,959,000, respectively. These losses were charged against the estimated accrued liability for operating losses to be incurred until disposal. Sales in the Automation segment were $6,591,000 and $7,954,000 for the three months ended May 2, 2003 and April 26, 2002, respectively, and $15,582,000 and $16,541,000 for the six months ended May 2, 2003 and April 26, 2002, respectively.

6.	The effective tax rate for the first six months of 2003 was 30.1% compared with 31.8% for the first six months of 2002. Both years benefited from various tax credits.

7.

The Company follows Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," to account for stock option and employee stock purchase plans, which does not require income statement recognition of options granted at the market price on the date of issuance. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123):

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2003	2002	2003	2002

Net earnings, as reported	$ 234	$ 4,923	$ 6,077	$ 1,694
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of tax	(216)	(377)	(625)	(787)
Pro forma net earnings	$ 18	$ 4,546	$ 5,452	$ 907

Basic earnings per share, as reported	$ .01	$ .24	$ .29	$ .08
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of tax	(.01)	(.02)	(.03)	(.04)
Pro forma basic earnings per share	$ -	$ .22	$ .26	$ .04


	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2003	2002	2003	2002

Diluted earnings per share, as reported	$ .01	$ .23	$ .29	$ .08
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of tax	(.01)	(.01)	(.03)	(.04)
Pro forma diluted earnings per share	$ -	$ .22	$ .26	$ .04

8.	Segment information:

In the third quarter of fiscal 2002, the Company's Board of Directors approved a plan providing for the discontinuance of the Automation segment. In the fourth quarter of fiscal 2002, management redefined the Company's segments to correspond with the way the Company is now organized and managed. Accordingly, continuing business segment information includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)
	Three Months Ended		Six Months Ended
	May 2,	April 26,	May 2,	April 26,
	2003	2002	2003	2002

Net Sales
Avionics & Controls	$ 49,797	$ 42,814	$ 98,133	$ 81,834
Sensors & Systems	36,805	24,551	62,965	46,418
Advanced Materials	48,561	33,200	100,185	68,901
Other	118	116	327	346
Total Net Sales	$135,281	$100,681	$261,610	$197,499

Segment Earnings
Avionics & Controls	$ 6,783	$ 6,810	$ 13,212	$ 12,735
Sensors & Systems	3,235	2,601	4,427	5,433
Advanced Materials	4,734	5,566	10,428	11,160
Other	(246)	(313)	(347)	(750)
Total Segment Earnings	$ 14,506	$ 14,664	$ 27,720	$ 28,578

9.

On June 11, 2003, the Company acquired a group of companies referred to as the Weston Group from The Roxboro Group PLC for U.K. [POUND]55.0 million in cash (approximately $88.0 million based on the average exchange rate secured through currency hedging). The acquisition was financed with a portion of the proceeds from the issuance of $175.0 million in 7.75% Senior Subordinated


Notes due June 15, 2013. The Weston Group supplies sensors and systems principally for the measurement of temperature, and also for rotational speed, torque, and density. The Weston Group's product offerings are sold primarily into the commercial aerospace market and to a lesser degree, the industrial gas turbine market. The acquisition will be included in the Sensors & Systems segment and will complement the Company's product offerings.

On April 7, 2003, the Company sold a product line in its Sensors & Systems segment and reported a gain on sale of $863,000. The sale of the business resulted in the closing of facilities and the termination of the affected employees. Employees were notified of this decision on June 4, 2003 and severance of approximately $800,000 will be accrued in the third quarter of fiscal 2003. In accordance with Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," severance cost is recorded when the affected employees are notified and the amount of severance is determined.

On January 2, 2003, the Company acquired the net assets of BVR Aero Precision Corporation, a manufacturer of precision gears and electronic data concentrators for $11.3 million in cash. An additional payment of $3.9 million is contingent upon achievement of certain sales levels through fiscal 2006, as defined in the Asset Purchase Agreement. Any additional payment made, when the contingency is resolved, will be accounted for as additional consideration for the acquired assets. The business is included in the Sensors & Systems segment and will enhance the Company's position in aerospace sensors.

In the fourth quarter of fiscal 2002, the Company's Armtec Defense Products Co. subsidiary acquired the Electronic Warfare Passive Expendables Division of BAE Systems North America radar countermeasures chaff and infrared decoy flare operations for $67.5 million in cash. An additional $3.9 million was payable to the seller based upon the excess of $9,361,000 over the Closing Statement of Assets and Liabilities in accordance with the Asset Purchase Agreement. The $3.9 million liability was paid during the first quarter of fiscal 2003.


Item 2.       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations

Overview

We view and operate our businesses in three segments: Avionics & Controls, Sensors & Systems and Advanced Materials. The Avionics & Controls segment designs and manufactures technology interface systems for military and commercial aircraft, similar devices for land- and sea-based military vehicles, secure communications systems, specialized medical equipment, and other industrial applications. The Sensors & Systems segment produces high-precision temperature and pressure sensors, fluid control components, micro-motors, motion control sensors, and other related systems, principally for aerospace and defense customers. The Advanced Materials segment develops and manufactures high-performance elastomer products used in a wide range of commercial aerospace and military applications and combustible ordnance and electronic warfare countermeasure devices for military customers. Sales in all segments are both domestic and international and include defense and commercial customers.

Our current business and strategic growth plan focuses on the continued development of our products in three key technology segments - avionics and controls, sensors and systems, and specialized high-performance elastomers and other complex materials, principally for aerospace and defense markets. We are concentrating our efforts to expand selectively our capabilities in these markets and strive to anticipate the global needs of our customers and to respond to such needs with comprehensive solutions. These efforts focus on continual research and new product development, acquisitions and establishing strategic realignments of operations to expand our capability to become a one-stop-shop supplier to our customers across our entire product offering. In fiscal 2002, we completed four acquisitions in our Avionics & Controls and Advanced Materials segments at an aggregate cost of $128.6 million. In addition, on January 2, 2003 we completed one acquisition in our Sensors & Systems segment for $11.3 million, and on June 11, 2003 we acquired a group of companies referred to as the Weston Group for U.K. [POUND]55.0 million in cash (approximately $88.0 million based on the average exchange rate secured through currency hedging). On July 25, 2002, our Board of Directors adopted a formal plan for the sale of the assets and operations of our Automation segment. As a result, the consolidated financial statements present the Automation segment as a discontinued operation.

In fiscal 2002, we recorded an after-tax loss from discontinued operations of $25.0 million. In the second quarter of fiscal 2003, we recorded an additional charge of $5.8 million, net of a $3.5 million tax benefit, for losses in our discontinued operations. This additional charge was precipitated by prolonged weakness in electronics, telecommunications and heavy equipment markets, which is leading to higher operating losses and longer than expected holding periods for our discontinued operations. We believe this additional charge will cover losses expected to be incurred until disposal of our Automation segment.


Our operations serving the commercial aerospace market have been negatively impacted by the current downturn in the airline industry, which has been recently affected by the conflict in Iraq and the outbreak of SARS and is still being impacted by the events of September 11, 2001, the ongoing concerns of global terrorism and the overall weak economic environment. The reduction in air traffic has severely affected the profitability of the airline industry, which has responded by curtailing flights, reducing aircraft fleet sizes, and deferring aircraft deliveries. A reduction in the number of flights and the size of fleets has resulted in a reduction in repairs, retrofits, and maintenance of aircraft, which in turn has resulted in a reduction in orders for the spare or replacement parts that we produce. The deferment or cancellation of aircraft orders has had a direct impact on our sales of component parts to OEMs. These negative industry conditions continue to affect our near term outlook of OEM sales and aftermarket business from aircraft operations. Conversely, our operations serving defense customers have benefited from the recent increase in spending by the U.S. Department of Defense, which has resulted in an increase in demand for the products we supply for various air and ground military platforms.

Results of Continuing Operations

Quarter Ended May 2, 2003 Compared to Quarter Ended April 26, 2002

Sales for the second fiscal quarter increased 34.4% when compared with the prior year period. Sales by segment were as follows:

(In thousands)	Incr./(Decr.)
	from prior
	year period	2003	2002

Avionics & Controls	16.3%	$ 49,797	$ 42,814
Sensors & Systems	49.9%	36,805	24,551
Advanced Materials	46.3%	48,561	33,200
Other	1.7%	118	116
Total Net Sales		$ 135,281	$100,681

The 16.3% increase in Avionics & Controls principally reflected improved sales volumes of specialized medical equipment, technology interface systems for land-based military vehicles and cockpit switches for a defense retrofit program. The increase in sales also reflected sales of $4.1 million from the acquisition of Janco Corporation and a small product line in the third and fourth quarter of fiscal 2002, respectively. Sales volumes were partially offset by lower aftermarket and OEM sales. Order volume was up 1.6% over the first fiscal quarter of 2003 and 7.6% over the comparable prior year quarter, primarily reflecting the above mentioned acquisitions and partially offset by lower aftermarket order volume.

The 49.9% increase in sales of Sensors & Systems principally reflected a stronger Euro relative to the U.S. dollar, as the average exchange rate from the Euro to the U.S. dollar increased from 0.88 in the second quarter of fiscal 2002 to 1.09 in the second quarter of fiscal 2003. Sales were bolstered by increased sales volumes of a product line for which we act as a distributor


to the British Ministry of Defence. Order volume decreased 28.8% compared to the first quarter of fiscal 2003 and is down 1.8% over the comparable prior year quarter. The 28.8% decline in orders primarily reflects the sale of a product line and its backlog, and fulfillment of orders for a product line that were included in backlog in the first quarter of fiscal 2003 and shipped in the second quarter of fiscal 2003. These declines were partially offset by the effect of a stronger Euro relative to the U.S. dollar and the acquisition of BVR and its purchased backlog.

The 46.3% increase in Advanced Materials reflected $14.4 million in incremental sales from the acquisition of Burke Industries' Engineered Polymers Group in the third quarter of fiscal 2002 and the acquisition of the Electronic Warfare Passive Expendables Division of BAE Systems North America in the fourth quarter of fiscal 2002. Sales were also enhanced by increased sales of combustible ordnance components. Advanced Materials order volume increased from $39.0 million in the first quarter of fiscal 2003 to $98.7 million in the second quarter of fiscal 2003. The increase principally reflected combustible ordnance component orders.

Overall, gross margin as a percentage of sales was 30.0% for the second quarter of fiscal 2003 compared with 32.1% for the second quarter of fiscal 2002. Segment gross margins ranged from 25.8% to 32.3% for the first fiscal quarter of 2003 compared with 27.8% to 38.1% during the same period in fiscal 2002. Avionics & Controls gross margin increased from the prior year period due to solid sales to military OEMs and strengthening sales of input devices to medical and defense customers. Sensors & Systems gross margin declined from the prior year period due to the effect of a weaker U.S. dollar compared to the Euro on U.S. dollar-denominated sales and Euro-based cost of sales and the increased sales of a product line for which we act as a distributor and realize lower margins. Advanced Materials gross margin declined when compared with the prior year period, reflecting lower gross margin on sales of the recently acquired companies, lower prices for certain combustible ordnance components, and decreased sales volumes of elastomer material to aerospace and defense customers. The prior year period's elastomer material sales were higher than normal and reflected incremental sales to build customer inventory during the physical move of our elastomer product line.

Selling, general and administrative expenses (which include corporate expenses) totaled $27.2 million and $17.4 million for the second fiscal quarter of 2003 and 2002, respectively, or 20.1% of sales for the second fiscal quarter of 2003 compared with 17.3% for the prior year period. The increase in selling, general and administrative expenses primarily reflected increased amortization of intangible assets, incremental selling, general and administrative expenses due to fiscal 2002 and 2003 acquisitions, and increased pension and medical expenses.

Research, development and engineering expenses were $4.0 million, or 2.9% of sales, for the second fiscal quarter of 2003 compared with $3.2 million, or 3.2% of sales, for the second fiscal quarter of 2002. This is consistent with our philosophy of continually investing in new products and capabilities regardless of the business cycle.

Segment earnings (operating earnings excluding corporate expenses) for the second quarter of fiscal 2003 totaled $14.5 million, compared with $14.7 million for the prior year period. Avionics & Controls earnings of $6.8 million for the second quarter of fiscal 2003 were


approximately the same as the prior year period and reflected earnings from increased sales of specialized medical equipment and cockpit switches to military OEMs under a retrofit program, and were offset by decreases in aftermarket aircraft OEM sales and higher selling and general and administrative expenses. Sensors & Systems earnings were $3.2 million for the second quarter of fiscal 2003 compared with $2.6 million for the prior year period and primarily reflected increased sales of a product line for which we act as distributor, a price adjustment on pressure sensors sales, and incremental research and development revenues. Sensors & Systems earnings were partially offset by the impact of a weaker U.S. dollar relative to the Euro on U.S. dollar-denominated sales and Euro-based operating expenses. Advanced Materials earnings were $4.7 million for the second quarter of fiscal 2003 compared with $5.6 million for the prior year period. Advanced Materials earnings were impacted by integration expenses, a temporary shutdown of a countermeasure facility and amortization of intangible assets acquired in connection with recent acquisitions. Successful efforts in lean manufacturing across all segments helped to partially offset unfavorable sales mix and pricing pressures on segment earnings.

The effective income tax rate for the second fiscal quarter of 2003 was 29.4% compared with 30.6% for the second fiscal quarter of 2002. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits.

On April 7, 2003, we sold a product line in our Sensors & Systems segment and reported a gain on sale of $863,000. The sale of the business resulted in the closing of facilities and the termination of the affected employees. Employees were notified of this decision on June 4, 2003 and severance of approximately $800,000 will be accrued in the third quarter of fiscal 2003. In accordance with Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," severance cost is recorded when the affected employees are notified and the amount of severance is determined.

New orders for the second fiscal quarter of 2003 were $172.1 million compared with $103.3 million for the same period in 2002, an increase of 66.6%. Backlog at May 2, 2003 was $314.3 million compared with $232.8 million at the end of the prior year period. The increase in backlog compared to April 26, 2002 primarily reflected the increase in combustible ordnance orders and the effect of a stronger Euro relative to the U.S. dollar in the Sensors & Systems segment, as well as fiscal 2002 and 2003 acquisitions.


Six Months Ended May 2, 2003 Compared to Six Months Ended April 26, 2002

Year-to-date sales increased 32.5% when compared with the prior year period. Sales by segment were as follows:

(In thousands)	Incr./(Decr.)
	from prior
	year period	2003	2002

Avionics & Controls	19.9%	$ 98,133	$ 81,834
Sensors & Systems	35.6%	62,965	46,418
Advanced Materials	45.4%	100,185	68,901
Other	(5.5)%	327	346
Total Net Sales		$ 261,610	$197,499

The 19.9% increase in Avionics & Controls principally reflected improved sales volumes of specialized medical equipment and technology interface systems for land-based military vehicles and cockpit switches under a defense retrofit program. The increase in sales also reflected sales of $7.8 million from the acquisition of Janco Corporation and a small product line in the third and fourth quarter of fiscal 2002, respectively.

The 35.6% increase in sales of Sensors & Systems principally reflected a stronger Euro relative to the U.S. dollar, as the average exchange rate from the Euro to the U.S. dollar increased from 0.88 in the first six months of fiscal 2002 to 1.07 in the first six months of fiscal 2003. Sales were bolstered by increased sales volumes of a product line for which we act as a distributor to the British Ministry of Defence.

The 45.4% increase in Advanced Materials reflected $35.6 million in incremental sales from the acquisition of Burke Industries' Engineered Polymers Group in the third quarter of fiscal 2002 and the acquisition of the Electronic Warfare Passive Expendables Division of BAE Systems North America in the fourth quarter of fiscal 2002. Sales were also enhanced by increased sales of combustible ordnance components for tank applications. These sales increases were partially offset by lower sales of elastomer material to aircraft and defense customers. The prior year period's elastomer material sales to defense customers were higher than normal and reflected incremental sales to build customer inventory during the physical move of our elastomer product line.

Overall, gross margin as a percentage of sales was 30.3% for the first six months of fiscal 2003 compared with 32.8% for the first six months of fiscal 2002. Segment gross margins ranged from 25.5% to 33.7% for the first six months of fiscal 2003 compared with 29.7% to 39.5% during the same period in fiscal 2002. Avionics & Controls gross margin increased from the prior year period due to solid sales to military OEMs and strengthening sales of input devices to medical and defense customers. Sensors & Systems gross margin declined from the prior year period due to the effect of a weaker U.S. dollar compared to the Euro on U.S. dollar-denominated sales and Euro-based cost of sales and the increased sales of a product line for which we act as a distributor to the British Ministry of Defence, and accordingly realize lower margins. Advanced


Materials gross margin declined when compared with the prior year period, reflecting lower gross margin on sales of the recently acquired companies, lower prices for certain combustible ordnance components, and decreased sales volume of elastomer material to aerospace and defense customers.

Selling, general and administrative expenses (which include corporate expenses) totaled $51.6 million and $35.7 million for the first six months of fiscal 2003 and 2002, respectively, or 19.7% of sales for the first six months of fiscal 2003 compared with 18.1% for the prior year period. The increase in selling, general and administrative expenses primarily reflected increased amortization of intangible assets, incremental selling, general and administrative expenses due to fiscal 2002 and 2003 acquisitions, and increased pension and medical expenses.

Research, development and engineering expenses were $8.2 million, or 3.1% of sales, for the first six months of fiscal 2003 compared with $6.3 million, or 3.2% of sales, for the first six months of 2002. This is consistent with our philosophy of continually investing in new products and capabilities regardless of the business cycle.

Segment earnings (operating earnings excluding corporate expenses) for the first six months of fiscal 2003 totaled $27.7 million, compared with $28.6 million for the prior year period. Avionics & Controls earnings of $13.2 million for the first six months of fiscal 2003 compared with $12.7 million in prior year period and reflected earnings from increased sales of specialized medical equipment and cockpit switches to military OEMs, and was partially offset by higher selling and general and administrative expenses. Sensors & Systems earnings were $4.4 million for the first six months of fiscal 2003 compared with $5.4 million for the prior year period and primarily reflected the impact of a weaker U.S. dollar relative to the Euro on U.S. dollar-denominated sales and Euro-based operating expenses. Advanced Materials earnings were $10.4 million for the first six months of fiscal 2003 compared with $11.2 million for the prior year period. Advanced Materials earnings were impacted by integration expenses, a three-week shutdown of a countermeasure facility and amortization of intangible assets acquired in connection with recent acquisitions. Successful efforts in lean manufacturing across all segments helped to partially offset unfavorable sales mix and pricing pressures on segment earnings.

On April 7, 2003, we sold a product line in our Sensors & Systems segment and reported a gain on sale of $863,000. The sale of the business resulted in the closing of facilities and the termination of the affected employees. Employees were notified of this decision on June 4, 2003 and severance of approximately $800,000 will be accrued in the third quarter of fiscal 2003. In accordance with Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," severance cost is recorded when the affected employees are notified and the amount of severance is determined.


Liquidity and Capital Resources

Cash and cash equivalents on hand at May 2, 2003 totaled $31.1 million, an increase of $8.6 million from October 25, 2002. Net working capital decreased to $105.9 million at May 2, 2003 from $121.2 million at October 25, 2002, and reflected the classification of $30.0 million of the 1999 Senior Notes due in November 2003 as a current liability, an increase in our credit facilities, and partially offset by an increase in cash and equivalents and other current assets.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $17.5 million during fiscal 2003, compared with $15.1 million expended in fiscal 2002. Capital expenditures for the first six months of 2003 totaled $7.1 million, primarily for machinery and equipment, including enhancements to information systems.

Total debt at May 2, 2003 was $111.5 million and consisted of $100.0 million under our 1999 Senior Notes, $5.0 million under a line of credit facility and $6.5 million under various foreign currency debt agreements, including capital lease obligations. The 1999 Senior Notes have maturities ranging from 2003 to 2008 and interest rates from 6% to 6.77%.

On June 11, 2003, the Company acquired a group of companies referred to as the Weston Group from The Roxboro Group PLC for U.K. [POUND]55.0 million in cash (approximately $88.0 million based on the average exchange rate secured through currency hedging). The acquisition was financed with a portion of the proceeds from the issuance of $175.0 million in 7.75% Senior Subordinated Notes due June 15, 2013. In addition, the existing $50 million revolving line of credit was replaced with a $60 million revolving line of credit.

We believe cash on hand, funds generated from operations, and the above debt offering are adequate to service operating cash requirements and capital expenditures through 2003. In addition, we believe that we have adequate access to capital markets to fund future acquisitions.

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


Item 4.      Controls and Procedures

a)    Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

b)    Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the evaluation. There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken.


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

(b)	The adoption of the Amended and Restated 1997 Stock Option Plan:

	Votes Cast
	For	Against	Abstained

	14,682,357	3,592,707	440,696

	There were no broker non-votes on the above proposal.


Item 6.       Exhibits and Reports on Form 8-K
(a)	Exhibits

	11	Schedule setting forth computation of basic and diluted earnings per common share for the three and six months ended May 2, 2003 and April 26, 2002.

	99.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.
On March 11, 2003, we filed a report on Form 8-K under Item 5, dated March 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: June 12, 2003	By:	/s/Robert D. George
Robert D. George
Vice President, Chief Financial Officer
Secretary and Treasurer
(Principal Financial
and Accounting Officer)


CERTIFICATIONS

I, Robert W. Cremin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Esterline Technologies Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 12, 2003	By:	/s/Robert W. Cremin
Robert W. Cremin
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

I, Robert D. George, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Esterline Technologies Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


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

Dated: June 12, 2003	By:	/s/Robert D. George
Robert D. George
Vice President, Chief Financial Officer
Secretary and Treasurer
(Principal Financial
and Accounting Officer)
