Form 10-Q
period 2003-08-01
ESTERLINE TECHNOLOGIES CORP
filed 2003-09-11
CIK 33619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.  20549

________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission file number  1-6357

      ESTERLINE TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of incorporation or organization)	13-2595091 (I.R.S. Employer Identification No.)

500 108th Avenue NE, Bellevue, Washington 98004
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

Yes            X                  No

As of September 11, 2003, 21,034,463 shares of the issuer's common stock were outstanding.


PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of August 1, 2003 and October 25, 2002
(In thousands, except share amounts)

	August 1,	October 25,
	2003	2002

ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$120,522	$22,511
Cash in escrow	4,598	3,500
Accounts receivable, net of allowances
of $2,882 and $2,700	85,534	79,474
Inventories
Raw materials and purchased parts	40,715	36,152
Work in process	31,849	24,931
Finished goods	11,112	10,222

	83,676	71,305

Income tax refundable	4,806	6,180
Deferred income tax benefits	17,003	25,069
Prepaid expenses	6,107	6,193

Total Current Assets	322,246	214,232

Property, Plant and Equipment	221,321	195,318
Accumulated depreciation	(106,147)	(94,324)

	115,174	100,994

Net Assets of Discontinued Operations	-	13,576

Other Non-Current Assets
Goodwill	183,283	158,006
Intangibles, net	115,997	61,497
Debt issuance costs, net	7,350	-
Other assets	24,242	22,650

	$768,292	$570,955


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of August 1, 2003 and October 25, 2002
(In thousands, except share amounts)

	August 1,	October 25,
	2003	2002

LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$20,902	$28,018
Accrued liabilities	68,380	64,026
Credit facilities	2,630	424
Current maturities of long-term debt	30,403	435
Federal and foreign income taxes	865	92

Total Current Liabilities	123,180	92,995

Long-Term Liabilities
Long-term debt, net of current maturities	247,173	102,133
Deferred income taxes	20,669	21,386

Commitments and Contingencies	-	-
Net Liabilities of Discontinued Operations	32	-

Shareholders' Equity
Common stock, par value $.20 per share,
authorized 60,000,000 shares, issued and
outstanding 21,012,469 and 20,783,068 shares	4,202	4,157
Additional paid-in capital	116,253	113,537
Retained earnings	257,185	242,667
Accumulated other comprehensive loss	(402)	(5,920)

Total Shareholders' Equity	377,238	354,441

	$768,292	$570,955


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Nine Month Periods Ended August 1, 2003 and July 26, 2002
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	August 1,	July 26,	August 1,	July 26,
	2003	2002	2003	2002

Net Sales	$140,518	$112,423	$402,128	$309,922
Cost of Sales	94,812	76,070	277,179	208,788

	45,706	36,353	124,949	101,134
Expenses
Selling, general & administrative	26,056	19,849	77,704	55,550
Research, development &
engineering	6,185	4,440	14,342	10,720

Total Expenses	32,241	24,289	92,046	66,270

Operating Earnings From
Continuing Operations	13,465	12,064	32,903	34,864

Interest income	(299)	(245)	(565)	(1,368)
Interest expense	3,887	1,806	7,388	5,406
Loss (gain) on derivative
financial instruments	(2,696)	-	(2,622)	1
Loss on sale of product line	929	-	66	-
Other expense	64	-	62	-

Other Expense, Net	1,885	1,561	4,329	4,039

Income From Continuing
Operations Before Income Taxes	11,580	10,503	28,574	30,825
Income Tax Expense	3,136	3,577	8,245	10,046

Income From Continuing
Operations	8,444	6,926	20,329	20,779

Loss From Discontinued
Operations, Net of Tax	-	(17,529)	(5,808)	(22,114)

Earnings (Loss) Before Cumulative
Effect of a Change in
Accounting Principle	8,444	(10,603)	14,521	(1,335)
Cumulative Effect of a Change in
Accounting Principle, Net of Tax	-	-	-	(7,574)

Net Earnings (Loss)	$8,444	$(10,603)	$14,521	$(8,909)


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Nine Month Periods Ended August 1, 2003 and July 26, 2002
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	August 1,	July 26,	August 1,	July 26,
	2003	2002	2003	2002

Earnings (Loss) Per Share - Basic:
Continuing operations	$.40	$.33	$.97	$1.00
Discontinued operations	-	(.84)	(.27)	(1.06)

Earnings (loss) per share before
cumulative effect of a change
in accounting principle	.40	(.51)	.70	(.06)
Cumulative effect of a change in
accounting principle	-	-	-	(.37)

Earnings (loss) per share - basic	$.40	$(.51)	$.70	$(.43)

Earnings (Loss) Per Share - Diluted:
Continuing operations	$.40	$.33	$.97	$.99
Discontinued operations	-	(.83)	(.28)	(1.05)

Earnings (loss) per share before
cumulative effect of a change
in accounting principle	.40	(.50)	.69	(.06)
Cumulative effect of a change in
accounting principle	-	-	-	(.36)

Earnings (loss) per share - diluted	$.40	$(.50)	$.69	$(.42)


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Month Periods Ended August 1, 2003 and July 26, 2002
(Unaudited)
(In thousands)

	Nine Months Ended

	August 1,	July 26,
	2003	2002

Cash Flows Provided (Used) by Operating Activities
Income from continuing operations, before income taxes	$28,574	$30,825
Adjustments to reconcile pretax income from continuing
operations to net cash provided by continuing operations:
Depreciation and amortization	17,544	8,870
Loss on sale of product line	66	-
Working capital changes, net of effect of acquisitions
Accounts receivable	5,455	11,855
Inventories	10,964	1,962
Prepaid expenses	1,178	526
Accounts payable	(6,440)	(4,664)
Accrued liabilities	(15,552)	(4,117)
Other, net	(813)	(857)

	40,976	44,400

Loss from discontinued operations, before income taxes	(9,282)	(34,562)
Adjustments to reconcile pretax income from discontinued
operations to net cash provided by discontinued
operations:
Loss on disposal and holding period loss	581	18,219
Depreciation and amortization	1,481	2,128
Working capital changes
Accounts receivable	1,670	4,273
Inventories	1,765	6,044
Prepaid expenses	(70)	(73)
Accounts payable	(131)	(279)
Accrued liabilities	(614)	767
Other, net	2,378	391

	(2,222)	(3,092)

Federal and foreign income taxes paid	(919)	(5,180)

	37,835	36,128


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Month Periods Ended August 1, 2003 and July 26, 2002
(Unaudited)
(In thousands)

	Nine Months Ended

	August 1,	July 26,
	2003	2002

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	$(11,320)	$(12,173)
Proceeds from sale of business	9,390	-
Escrow deposit	(1,098)	-
Capital dispositions	3,002	1,700
Acquisitions of businesses, net of cash acquired	(111,729)	(58,241)

	(111,755)	(68,714)

Cash Flows Provided (Used) by Financing Activities
Net change in credit facilities	2,616	184
Repayment of long-term obligations	(346)	(505)
Debt issuance costs	(7,460)	-
Proceeds from note issuance	175,000	-

	169,810	(321)

Effect of Foreign Exchange Rates on Cash	2,121	1,296

Net Increase (Decrease) in Cash and Cash Equivalents	98,011	(31,611)

Cash and Cash Equivalents - Beginning of Period	22,511	119,940

Cash and Cash Equivalents - End of Period	$120,522	$88,329

Supplemental Cash Flow Information
Cash Paid for Interest	$6,989	$6,885


ESTERLINE TECHNOLOGIES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Nine Month Periods Ended August 1, 2003 and July 26, 2002

1.

The consolidated balance sheet as of August 1, 2003, the consolidated statement of operations for the three and nine month periods ended August 1, 2003 and July 26, 2002, and the consolidated statement of cash flows for the nine month periods ended August 1, 2003 and July 26, 2002 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

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

4.	The Company's comprehensive income is as follows:
	(In thousands)

		Three Months Ended		Nine Months Ended

		August 1,	July 26,	August 1,	July 26,
		2003	2002	2003	2002

	Net Earnings (Loss)	$8,444	$(10,603)	$14,521	$(8,909)
	Change in Fair Value of
	Derivative Financial
	Instruments, Net of Tax	(300)	319	(83)	420
	Foreign Currency
	Translation Adj.	(310)	4,759	5,601	5,421

	Comprehensive Income (Loss)	$7,834	$(5,525)	$20,039	$(3,068)

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


loss, net of a $3.5 million tax benefit, in the second quarter of fiscal 2003 for losses in its discontinued operations in excess of earlier estimates precipitated by the prolonged weakness in electronics, telecommunications and heavy equipment markets. On July 23, 2003, the Company sold its Excellon Automation subsidiary. Management believes the Company's discontinued operations' loss reserves are adequate to cover the holding cost and the loss on disposal of the remainder of the segment. At August 1, 2003, net liabilities of discontinued operations were $32,000, including estimated losses from August 2, 2003 to the anticipated disposal date and an estimated loss on disposal. For the three and nine month periods ended August 1, 2003, actual holding losses before tax benefit were $2,384,000 and $8,343,000, respectively. These losses were charged against the estimated accrued liability for operating losses to be incurred until disposal. Sales in the Automation segment were $4,256,000 and $7,992,000 for the three month periods ended August 1, 2003 and July 26, 2002, respectively, and $19,838,000 and $24,533,000 for the nine month periods ended August 1, 2003 and July 26, 2002, respectively.

6.

The effective tax rate for the first nine months of 2003 was 28.9% compared with 32.6% for the first nine months of 2002. The decrease in the effective tax rate reflected increased income before income taxes in lower tax rate jurisdictions and higher tax credits.

7.

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock option and employee stock purchase plans, which does not require income statement recognition of options granted at the market price on the date of issuance. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123):

	(In thousands, except per share amounts)

		Three Months Ended		Nine Months Ended

		August 1,	July 26,	August 1,	July 26,
		2003	2002	2003	2002

	Net earnings (loss), as reported	$8,444	$(10,603)	$14,521	$(8,909)
	Deduct: Total stock-based
	employee compensation
	expense determined under
	fair value based method
	for all awards, net of tax	(596)	(411)	(1,221)	(1,198)

	Pro forma net earnings (loss)	$7,848	$(11,014)	$13,300	$(10,107)

	Basic earnings (loss) per
	share, as reported	$.40	$(.51)	$.70	$(.43)
	Deduct: Total stock-based
	employee compensation
	expense determined under
	fair value based method
	for all awards, net of tax	(.03)	(.02)	(.06)	(.06)


		Three Months Ended		Nine Months Ended

		August 1,	July 26,	August 1,	July 26,
		2003	2002	2003	2002

	Pro forma basic earnings (loss)
	per share	$.37	$(.53)	$.64	$(.49)

	Diluted earnings (loss) per share,
	as reported	$.40	$(.50)	$.69	$(.42)
	Deduct: Total stock-based
	employee compensation
	expense determined under
	fair value based method
	for all awards, net of tax	(.03)	(.02)	(.06)	(.06)

	Pro forma diluted earnings (loss)
	per share	$.37	$(.52)	$.63	$(.48)

8.	Segment information:

In the third quarter of fiscal 2002, the Company's Board of Directors approved a plan providing for the discontinuance of the Automation segment. In the fourth quarter of fiscal 2002, management redefined the Company's segments to correspond with the way the Company is now organized and managed. Accordingly, continuing business segment information includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials. The Company evaluates these segments based on segment profits prior to net interest, other income/expense, corporate expenses and federal/foreign income taxes.

	(In thousands)

		Three Months Ended		Nine Months Ended

		August 1,	July 26,	August 1,	July 26,
		2003	2002	2003	2002

	Net Sales
	Avionics & Controls	$49,596	$43,174	$147,729	$125,008
	Sensors & Systems	39,500	29,898	102,465	76,316
	Advanced Materials	51,340	39,153	151,525	108,054
	Other	82	198	409	544

	Total Net Sales	$140,518	$112,423	$402,128	$309,922

	Segment Earnings
	Avionics & Controls	$7,658	$6,263	$20,870	$18,998
	Sensors & Systems	2,262	4,365	6,689	9,798
	Advanced Materials	7,835	4,798	18,263	15,958
	Other	(300)	(202)	(647)	(952)

	Total Segment Earnings	$17,455	$15,224	$45,175	$43,802


9.

On June 11, 2003, the Company acquired a group of companies referred to as the Weston Group from The Roxboro Group PLC for U.K. Pounds 55.0 million in cash (approximately $95.3 million based on the closing exchange rate and including acquisition costs). The acquisition was financed with a portion of the proceeds from the issuance of $175.0 million in 7.75% Senior Subordinated Notes due June 15, 2013. The Company hedged the U.K. Pounds 55.0 million purchase price using foreign currency forward contracts and recorded a foreign currency gain of approximately $2.7 million at closing of the acquisition and the settlement of foreign currency forward contracts.

The Weston Group supplies sensors and systems principally for the measurement of temperature, and also for rotational speed, torque, and density. The Weston Group's product offerings are sold primarily into the commercial aerospace market and to a lesser degree, the industrial gas turbine market. The acquisition is included in the Sensors & Systems segment and will complement the Company's existing product offerings.

The following summarizes the estimated fair market value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based upon a preliminary valuation report and accordingly, the allocation is subject to refinement.

	As of June 11, 2003
	(In thousands)

	Current assets	$17,697
	Property, plant and equipment	13,673
	Intangible assets subject to amortization
	Programs (20 year weighted average useful life)	44,169
	Patents (15 year weighted average useful life)	2,305
	Other (10 year useful life)	608

		47,082

	Tradenames (not subject to amortization)	7,191
	Goodwill	21,284
	Other assets	487

	Total assets acquired	107,414

	Current liabilities assumed	7,756
	Deferred tax	4,358

	Net assets acquired	$95,300

On April 7, 2003, the Company sold a product line in its Sensors & Systems segment and reported a gain on sale of $863,000. The sale of the business resulted in the closing of facilities and the termination of the affected employees. Employees were notified of this decision on June 4, 2003 and severance of $929,000 was recorded in the third quarter of fiscal 2003. In accordance with Statement of Financial Accounting Standards No. 146,


"Accounting for Costs Associated with Exit or Disposal Activities," severance cost is recorded when the affected employees are notified and the amount of severance is determined.

On January 2, 2003, the Company acquired the net assets of BVR Aero Precision Corporation, a manufacturer of precision gears and electronic data concentrators, for $11.3 million in cash. An additional payment of $3.9 million is contingent upon achievement of certain sales levels through fiscal 2006, as defined in the Asset Purchase Agreement. Any additional payment made, when the contingency is resolved, will be accounted for as additional consideration for the acquired assets. The business is included in the Sensors & Systems segment and will enhance the Company's position in aerospace sensors.

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

Our current business and strategic growth plan focuses on the continued development of our products in three key technology segments - avionics and controls, sensors and systems, and specialized high-performance elastomers and other complex materials, principally for aerospace and defense markets. We are concentrating our efforts to expand selectively our capabilities in these markets and strive to anticipate the global needs of our customers and to respond to such needs with comprehensive solutions. These efforts focus on continual research and new product development, acquisitions and establishing strategic realignments of operations to expand our capability to become a one-stop-shop supplier to our customers across our entire product offering. In fiscal 2002, we completed four acquisitions in our Avionics & Controls and Advanced Materials segments at an aggregate cost of $128.6 million. In addition, an acquisition was completed on January 2, 2003 for $11.3 million, and on June 11, 2003 we acquired a group of companies referred to as the Weston Group for U.K. Pounds 55.0 million in cash (approximately $95.3 million based on the closing exchange rate and including acquisition costs). These fiscal 2003 acquisitions were included in our Sensors & Systems segment. On July 25, 2002, our Board of Directors adopted a formal plan for the sale of the assets and operations of our Automation segment. As a result, the consolidated financial statements present the Automation segment as a discontinued operation.

In fiscal 2002, we recorded an after-tax loss from discontinued operations of $25.0 million. In the second quarter of fiscal 2003, we recorded an additional charge of $5.8 million, net of a $3.5 million tax benefit, for losses in our discontinued operations. This additional charge was precipitated by prolonged weakness in electronics, telecommunications and heavy equipment markets, which led to higher operating losses and longer than expected holding periods for our discontinued operations. On July 23, 2003, we sold our Excellon Automation subsidiary. We believe our discontinued operations' loss reserves are adequate to cover the holding cost and the loss on disposal of the remainder of the segment.


Our operations serving the commercial aerospace market have been negatively impacted by the continued downturn in the airline industry, which has been affected by the conflict in Iraq and the outbreak of SARS and is still being impacted by the events of September 11, 2001, the ongoing concerns of global terrorism and the overall weak economic environment. The reduction in air traffic has severely affected the profitability of the airline industry, which has responded by curtailing flights, reducing aircraft fleet sizes, and deferring aircraft deliveries. A reduction in the number of flights and the size of fleets has resulted in a reduction in repairs, retrofits, and maintenance of aircraft, which in turn has resulted in a reduction in orders for the spare or replacement parts that we produce. The deferment or cancellation of aircraft orders has had a direct impact on our sales of component parts to OEMs. These negative industry conditions continue to affect our near term outlook of OEM sales and aftermarket business from aircraft operations. Conversely, our operations serving defense customers have benefited from the recent increase in spending by the U.S. Department of Defense, which has resulted in an increase in demand for the products we supply for various air and ground military platforms.

Results of Continuing Operations

Three Month Period Ended August 1, 2003 Compared to Three Month Period Ended July 26, 2002

Sales for the third fiscal quarter increased 25.0% when compared with the prior year period. Sales by segment were as follows:

(In thousands)
	Incr./(Decr.)
	from prior
	year period	2003	2002

Avionics & Controls	14.9%	$49,596	$43,174
Sensors & Systems	32.1%	39,500	29,898
Advanced Materials	31.1%	51,340	39,153
Other	(58.6)%	82	198

Total Net Sales		$140,518	$112,423

The 14.9% increase in Avionics & Controls principally reflected improved sales volumes of specialized medical equipment, technology interface systems for land-based military vehicles and cockpit switches for a defense retrofit program. Shipments under this retrofit program are expected to be substantially complete in September 2003. The increase also reflected sales of $2.4 million from the acquisition of Janco Corporation (Janco) and a small product line in the third and fourth quarter of fiscal 2002, respectively. Sales volumes were partially offset by lower airline aftermarket and commercial aircraft OEM sales. Order volume was down 11% over the comparable prior year quarter, primarily reflecting lower OEM orders for cockpit switches, panels and displays and the acquisition of Janco and its backlog in the third quarter of fiscal 2002.


The 32.1% increase in sales of Sensors & Systems principally reflected $8.5 million in incremental sales from the Weston Group and BVR Aero Precision Corporation (BVR) acquisitions and a stronger Euro relative to the U.S. dollar, as the average exchange rate from the Euro to the U.S. dollar increased from 0.96 in the third quarter of fiscal 2002 to 1.15 in the third quarter of fiscal 2003. Sales were also bolstered by increased sales volumes of a product line for which we act as a distributor to the British Ministry of Defence (British MOD). These shipments to the British MOD were completed in May 2003. Order volume increased 64.8% over the comparable prior year quarter, which principally reflected the acquisition of the Weston Group.

The 31.1% increase in Advanced Materials reflected $10.3 million in incremental sales from the acquisition of the Electronic Warfare Passive Expendables Division of BAE Systems North America in the fourth quarter of fiscal 2002. Sales were also enhanced by increased sales of combustible ordnance components. Advanced Materials order volume increased 5.3% over the comparable prior year quarter and decreased 49.5% from the second quarter of fiscal 2003. The 49.5% decrease in orders principally reflected the timing of receiving orders in the second quarter for an annual quantity of combustible ordnance components.

Overall, gross margin as a percentage of sales was 32.5% for the third quarter of fiscal 2003 compared with 32.3% for the third quarter of fiscal 2002. Segment gross margins ranged from 30.2% to 33.9% for the third fiscal quarter of 2003 compared with 26.2% to 39.9% during the same period in fiscal 2002. Avionics & Controls gross margin increased from the prior year period due to solid sales to military OEMs and strengthening sales of input devices to medical and defense customers. Sensors & Systems gross margin declined from the prior year period due to the effect of a weaker U.S. dollar compared to the Euro on U.S. dollar-denominated sales and Euro-based cost of sales and the increased sales of a product line for which we act as a distributor and realize lower margins. In addition, Sensors & Systems gross margin was impacted by the shipment of acquired inventories of the Weston Group, which were valued at fair market value at acquisition in accordance with generally accepted accounting principles. Advanced Materials gross margin increased when compared with the prior year period principally reflecting higher sales/volume mix of combustible ordnance components.

Selling, general and administrative expenses (which include corporate expenses) totaled $26.1 million and $19.8 million for the third fiscal quarter of 2003 and 2002, respectively, or 18.5% of sales for the third fiscal quarter of 2003 compared with 17.7% for the prior year period. The increase in selling, general and administrative expenses primarily reflected increased amortization of intangible assets, incremental selling, general and administrative expenses due to fiscal 2002 and 2003 acquisitions, the effect of a stronger Euro relative to the U.S. dollar on selling, general and administrative expenses of our Sensors & Systems business, and increased pension and medical expenses.

Research, development and engineering expenses were $6.2 million, or 4.4% of sales, for the third fiscal quarter of 2003 compared with $4.4 million, or 3.9% of sales, for the third fiscal quarter of 2002. This is consistent with our philosophy of continually investing in new products and capabilities regardless of the business cycle.


Segment earnings (operating earnings excluding corporate expenses) for the third quarter of fiscal 2003 totaled $17.5 million, compared with $15.2 million for the prior year period. Avionics & Controls earnings of $7.7 million for the third quarter of fiscal 2003 compared with $6.3 million for the prior year period. Avionics & Controls earnings reflected increased sales of specialized medical equipment and cockpit switches to military OEMs under a retrofit program, decreases in airline aftermarket and aircraft OEM sales and higher selling, general and administrative expenses. Sensors & Systems earnings were $2.3 million for the third quarter of fiscal 2003 compared with $4.4 million for the prior year period. Sensors & Systems earnings were impacted by a weaker U.S. dollar relative to the Euro on U.S. dollar-denominated sales and Euro-based operating expenses, the completion of certain shipments to the British MOD in May 2003, integration expenses, and amortization of intangible assets acquired in connection with recent acquisitions. Advanced Materials earnings were $7.8 million for the third quarter of fiscal 2003 compared with $4.8 million for the prior year period. Advanced Materials earnings principally reflected increased sales of combustible ordnance components. In addition, Advanced Materials earnings were impacted by amortization of intangible assets acquired in connection with recent acquisitions. Successful efforts in lean manufacturing across all segments helped to partially offset unfavorable sales mix and pricing pressures on segment earnings.

The effective income tax rate for the third fiscal quarter of 2003 was 27.1% compared with 34.0% for the third fiscal quarter of 2002. The decrease in the effective tax rate reflected increased income before income taxes in lower tax rate jurisdictions and higher tax credits.

On June 11, 2003, we acquired a group of companies referred to as the Weston Group for U.K. Pounds 55.0 million in cash (approximately $95.3 million based on the closing exchange rate and including acquisition costs). We hedged the U.K. Pounds 55.0 million purchase price using foreign currency forward contracts and recorded a foreign currency gain of approximately $2.7 million at closing of the acquisition and the settlement of foreign currency forward contracts.

On April 7, 2003, we sold a product line in our Sensors & Systems segment and reported a gain on sale of $863,000. The sale of the business resulted in the closing of facilities and the termination of the affected employees. Employees were notified of this decision on June 4, 2003 and severance of $929,000 was recorded in the third quarter of fiscal 2003. In accordance with Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," severance cost is recorded when the affected employees are notified and the amount of severance is determined.

New orders for the third fiscal quarter of 2003 were $147.4 million compared with $131.0 million for the same period in 2002, an increase of 12.5%. Backlog at August 1, 2003 was $321.2 million compared with $251.4 million at the end of the prior year period. The increase in backlog compared to July 26, 2002 primarily reflected fiscal 2002 and 2003 acquisitions, the increase in combustible ordnance orders and the effect of a stronger Euro relative to the U.S. dollar in the Sensors & Systems segment.


Nine Month Period Ended August 1, 2003 Compared to Nine Month Period Ended July 26, 2002

Year-to-date sales increased 29.8% when compared with the prior year period. Sales by segment were as follows:

(In thousands)
	Incr./(Decr.)
	from prior
	year period	2003	2002

Avionics & Controls	18.2%	$147,729	$125,008
Sensors & Systems	34.3%	102,465	76,316
Advanced Materials	40.2%	151,525	108,054
Other	(24.8)%	409	544

Total Net Sales		$402,128	$309,922

The 18.2% increase in Avionics & Controls principally reflected improved sales volumes of specialized medical equipment and technology interface systems for land-based military vehicles and cockpit switches under a defense retrofit program. Shipments under this retrofit program are expected to be substantially complete in September 2003. The increase in sales also reflected sales of $10.3 million from the acquisition of Janco Corporation and a small product line in the third and fourth quarter of fiscal 2002, respectively.

The 34.3% increase in sales of Sensors & Systems principally reflected $10.6 million in incremental sales from the Weston Group and BVR acquisitions and a stronger Euro relative to the U.S. dollar, as the average exchange rate from the Euro to the U.S. dollar increased from 0.91 in the first nine months of fiscal 2002 to 1.09 in the first nine months of fiscal 2003. In addition, sales were bolstered by increased sales volumes of a product line for which we act as a distributor to the British MOD. These shipments to the British MOD were completed in May 2003.

The 40.2% increase in Advanced Materials reflected $47.5 million in incremental sales from the acquisition of Burke Industries' Engineered Polymers Group in the third quarter of fiscal 2002 and the acquisition of the Electronic Warfare Passive Expendables Division of BAE Systems North America in the fourth quarter of fiscal 2002. Sales were also enhanced by increased sales of combustible ordnance components. These sales increases were partially offset by lower sales of elastomer material to aerospace customers. The prior year period's elastomer material sales to defense customers were higher than normal and reflected incremental sales to build customer inventory during the physical move of our elastomer product line.

Overall, gross margin as a percentage of sales was 31.1% for the first nine months of fiscal 2003 compared with 32.6% for the first nine months of fiscal 2002. Segment gross margins ranged from 27.1% to 33.8% for the first nine months of fiscal 2003 compared with 28.4% to 39.7% during the same period in fiscal 2002. Avionics & Controls gross margin increased from the prior year period due to solid sales to military OEMs and strengthening sales of input devices to medical and defense customers. Sensors & Systems gross margin declined from the prior year period due to the effect of a weaker U.S. dollar compared to the Euro on U.S. dollar-denominated


sales and Euro-based cost of sales and the increased sales of a product line for which we act as a distributor to the British MOD, and accordingly realize lower margins. In addition, Sensors & Systems gross margin was impacted by the shipment of acquired inventories of the Weston Group, which were valued at fair market value in accordance with generally accepted accounting principles. Advanced Materials gross margin declined when compared with the prior year period, reflecting lower gross margin on sales of the recently acquired companies and decreased recovery of fixed costs at our specialized metal finishing unit.

Selling, general and administrative expenses (which include corporate expenses) totaled $77.7 million and $55.6 million for the first nine months of fiscal 2003 and 2002, respectively, or 19.3% of sales for the first nine months of fiscal 2003 compared with 17.9% for the prior year period. The increase in selling, general and administrative expenses primarily reflected increased amortization of intangible assets, incremental selling, general and administrative expenses due to fiscal 2002 and 2003 acquisitions, the effect of a stronger Euro relative to the U.S. dollar on selling, general and administrative expenses of our Sensors & Systems business, and increased pension and medical expenses.

Research, development and engineering expenses were $14.3 million, or 3.6% of sales, for the first nine months of fiscal 2003 compared with $10.7 million, or 3.5% of sales, for the first nine months of 2002. This is consistent with our philosophy of continually investing in new products and capabilities regardless of the business cycle.

Segment earnings (operating earnings excluding corporate expenses) for the first nine months of fiscal 2003 totaled $45.2 million, compared with $43.8 million for the prior year period. Avionics & Controls earnings of $20.9 million for the first nine months of fiscal 2003 compared with $19.0 million in the prior year period and reflected earnings from increased sales of specialized medical equipment and cockpit switches to military OEMs, and was partially offset by higher selling, general and administrative expenses. Sensors & Systems earnings were $6.7 million for the first nine months of fiscal 2003 compared with $9.8 million for the prior year period and primarily reflected the impact of a weaker U.S. dollar relative to the Euro on U.S. dollar-denominated sales and Euro-based operating expenses, integration expenses and amortization of intangible assets acquired in connection with recent acquisitions. Advanced Materials earnings were $18.3 million for the first nine months of fiscal 2003 compared with $16.0 million for the prior year period. Advanced Materials earnings growth was principally from acquisitions and partially offset by integration expenses, a three-week shutdown of a countermeasure facility in the second quarter of fiscal 2003 and amortization of intangible assets acquired in connection with recent acquisitions. Successful efforts in lean manufacturing across all segments helped to partially offset unfavorable sales mix and pricing pressures on segment earnings.

The effective income tax rate for the first nine months of 2003 was 28.9% compared with 32.6% for the first nine months of 2002. The decrease in the effective tax rate reflected increased income before income taxes in lower tax rate jurisdictions and higher tax credits.


On June 11, 2003, we acquired a group of companies referred to as the Weston Group for U.K. Pounds 55.0 million in cash (approximately $95.3 million based on the closing exchange rate and including acquisition costs). We hedged the U.K. Pounds 55.0 million purchase price using foreign currency forward contracts and recorded a foreign currency gain of approximately $2.7 million at closing of the acquisition and settlement of foreign currency forward contracts.

On April 7, 2003, we sold a product line in our Sensors & Systems segment and reported a gain on sale of $863,000. The sale of the business resulted in the closing of facilities and the termination of the affected employees. Employees were notified of this decision on June 4, 2003 and severance of $929,000 was recorded in the third quarter of fiscal 2003. In accordance with Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," severance cost is recorded when the affected employees are notified and the amount of severance is determined.


Liquidity and Capital Resources

Cash and cash equivalents on hand at August 1, 2003 totaled $120.5 million, an increase of $98.0 million from October 25, 2002, principally reflecting the net proceeds from the issuance of $175.0 million in notes payable and the $95.3 million acquisition of the Weston Group. Net working capital increased to $199.1 million at August 1, 2003 from $121.2 million at October 25, 2002, and principally reflected an increase in cash and equivalents.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $17.5 million during fiscal 2003, compared with $15.1 million expended in fiscal 2002. Capital expenditures for the first nine months of 2003 totaled $11.3 million, primarily for machinery and equipment, including enhancements to information systems.

Total debt at August 1, 2003 was $280.2 million and consisted of $175.0 million in 7.75% Senior Subordinated Notes, $100.0 million under our 1999 Senior Notes, and $5.2 million under various foreign currency debt agreements, including capital lease obligations. The 1999 Senior Notes have maturities ranging from 2003 to 2008 and interest rates from 6% to 6.77%.

On June 11, 2003, the Company acquired the Weston Group from The Roxboro Group PLC for U.K. Pounds 55.0 million in cash (approximately $95.3 million based on the closing exchange rate and including acquisition costs). The acquisition was financed with a portion of the proceeds from the issuance of $175.0 million in 7.75% Senior Subordinated Notes due June 15, 2013. In addition, the existing $50 million revolving line of credit was replaced with a $60 million revolving line of credit. In November 2003, $30.0 million of long-term Senior Notes, Series A, are due.

We believe cash on hand, funds generated from operations, and the above debt offering are adequate to service operating cash requirements, the repayment of $30 million of long-term Senior Notes, Series A, and capital expenditures for the next twelve months. In addition, we believe that we have adequate access to capital markets to fund future acquisitions.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative of such terms or other comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations are reasonable, these statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in "Forward Looking Statements and Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 25, 2002, that may cause our or the industry's actual results, performance or achievements to be materially different from any future results, performance or


achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements.

Item 4.   Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 1, 2003. Based upon that evaluation, they concluded as of August 1, 2003 that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

During the time period covered by this report, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe that adequate reserves for these liabilities have been made and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 6.   Exhibits and Reports on Form 8-K

(a)           Exhibits

4.1	Indenture relating to Esterline Technologies Corporation's 7.75% Senior Subordinated Notes due 2013, dated as of June 11, 2003.

10.1	Registration Rights Agreement among Esterline Technologies Corporation, its domestic subsidiaries listed on Schedule 1 thereto and Wachovia Securities, Inc., dated June 11, 2003.

10.2

Credit Agreement, dated as of June 11, 2003, among Esterline Technologies Corporation, the financial institutions referred to therein and Wachovia Bank, National Association, as Administrative and Collateral Agent.

11	Schedule setting forth computation of basic and diluted earnings per common share for the three and nine month periods ended August 1, 2003 and July 26, 2002.

31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)           Reports on Form 8-K.

On July 1, 2003, we filed a report on Form 8-K under Items 5 and 7, dated July 1, 2003.

On June 23, 2003, we filed a report on Form 8-K under Items 2 and 7, dated June 11, 2003.

On June 5, 2003, we filed a report on Form 8-K under Items 5 and 7, dated June 5, 2003.

On May 29, 2003, we filed a report on Form 8-K under Items 7 and 9, dated May 29, 2003.

On May 27, 2003, we filed a report on Form 8-K under Items 5 and 9, dated May 27, 2003.

On May 23, 2003, we filed two reports on Form 8-K under Items 5 and 7, each dated May 22, 2003.

On May 6, 2003, we filed a report on Form 8-K under Items 7 and 9, dated May 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: September 11, 2003	By: /s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer
Secretary and Treasurer
(Principal Financial
and Accounting Officer)
