Form 10-K
period 2003-10-31
ESTERLINE TECHNOLOGIES CORP
filed 2003-12-17
CIK 33619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	October 31, 2003

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-6357

ESTERLINE TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-2595091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 108th Avenue NE Bellevue, Washington (Address of principal executive offices)	98004 (Zip code)

Registrant's telephone number, including area code	425/453-9400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Common Stock ($.20 par value)	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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
   X    Yes      ______ No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).         X    Yes      ______ No


      As of December 15, 2003, 21,074,928 shares of the Registrant's common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of May 2, 2003 was $377,594,689 (based upon the closing sales price of $18.10 per share).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for fiscal year ended October 31, 2003 - Parts I, II and IV.

Portions of Definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders, to be held on March 3, 2004 - Part III.


PART I

This Report includes a number of forward-looking statements that reflect the Company's current views with respect to future events and financial performance. Please refer to the section addressing forward-looking information on page 11 for further discussion. In this report, "we," "our," "us," "Company," and "Esterline" refer to Esterline Technologies Corporation and subsidiaries, unless otherwise noted or context otherwise indicates.

Item 1.  Business

(a)  General Development of Business.

Esterline, a Delaware corporation formed in 1967, is a specialized manufacturing company principally serving aerospace and defense customers. We design, manufacture and market highly engineered products and systems for application within the industries we serve.

Our strategy is to maintain a leadership position in niche markets for the development and manufacture of highly engineered products that are essential to our customers. Our current business and strategic plan focuses on the continued development of these products in three key technology segments - avionics and controls, sensors and systems, and specialized high-performance elastomers and other complex materials, principally for aerospace and defense markets. Our products are often mission-critical equipment, which have been designed into particular military and commercial platforms and in certain cases can only be replaced by products of other manufacturers following a formal certification process.

Our products are found on most military and commercial aircraft, helicopters, and land-based systems. For example, our products are used on the majority of active and in-production U.S. military aircraft and on every Boeing commercial aircraft platform manufactured in the past 65 years. In addition, our products are supplied to Airbus, all of the major regional and business jet manufacturers, and the major aircraft engine manufacturers. We differentiate ourselves through our engineering and manufacturing capabilities and our reputation for quality, reliability, and innovation. We work closely with original equipment manufacturers ("OEMs") on new, highly engineered product designs which often results in our products being designed into their platforms; this integration often results in sole-source positions for OEM production and aftermarket business. In fiscal 2003, we estimate that 30% of our sales to commercial and military aerospace customers were derived from aftermarket business. Our aftermarket sales, including retrofits, spare parts, and repair services, historically carry a higher gross margin and have more stability than sales to OEMs. In many cases, aftermarket sales extend well beyond the OEM production period, supporting the platform during its entire life cycle.

Our sales are diversified across three broad markets: defense, commercial aerospace, and general industrial. For fiscal year 2002 and fiscal year 2003, we estimate that our sales were derived from each of these markets in the following approximate percentages:


	Fiscal Year Ended October 25, 2002	Fiscal Year Ended October 31, 2003

Defense	40%	45%
Commercial aerospace	40%	35%
General industrial	20%	20%

In fiscal 2003, we completed three acquisitions in our Sensors & Systems segment at an aggregate cost of $111.7 million. For further information regarding these acquisitions, see Note 14 to the Company's Consolidated Financial Statements of the Annual Report to Shareholders for the fiscal year ended October 31, 2003. The Annual Report is included as Exhibit 13 to this report.

(b)  Financial Information about Industry Segments.

A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to the Company's business segments for fiscal years 2003, 2002 and 2001 is reported in Note 15 to the Company's Consolidated Financial Statements of the Annual Report to Shareholders for the fiscal year ended October 31, 2003. The Annual Report is included as Exhibit 13 of this report.

(c)  Narrative Description of Business.

Avionics & Controls

Our Avionics & Controls business segment focuses on technology interface systems for commercial and military aircraft and land- and sea-based military vehicles, and comparable products for secure communications systems, specialized medical equipment, and other industrial applications.

We develop, manufacture, and market sophisticated high-reliability technology interface systems for commercial and military aircraft. These products include lighted push-button and rotary switches, keyboards, lighted indicators, panels and displays that are used in a broad variety of control and display applications. They have been integrated into many existing aircraft designs, including every Boeing commercial aircraft platform currently in production. This large installed base provides us with a significant spare parts and retrofit business. In addition, we manufacture control sticks, grips and wheels, as well as specialized switching systems. In this area, we primarily serve commercial and military aviation, and airborne and ground-based military equipment manufacturing customers. For example, we are a leading manufacturer of pilot control grips for most types of military fighter jets and helicopters.

Our proprietary products meet critical operational requirements and provide customers with significant technological advantages in such areas as night vision compatibility (a technology enabling display screens to be read using night vision equipment), and backlighting for active-matrix liquid-crystal displays (a technology enabling pilots to read display screens in a variety of light conditions as well as from extreme angles). Our products are incorporated in a wide variety of programs including the AH-64 Apache and H-60 Black Hawk helicopters; the F-117 Nighthawk, C-17 Globemaster III, F-14 Tomcat, F-15 Eagle, F-16 Falcon, and F/A-18 Super Hornet fixed-wing military aircraft; Canadair regional jets; and Cessna, Gulfstream and Saab business jets. In fiscal 2003, some of our largest customers for these products included The Boeing Company, the U.S.


Department of Defense, Smiths Industries, Honeywell, Lockheed Martin, Bombardier and United Technologies.

We are also a supplier of custom input integration with a full line of keyboard switch and input technologies for specialized medical equipment, communications systems and comparable equipment for military applications. These products include custom keyboards, keypads, and input devices that integrate cursor control devices, bar-code scanners, displays, laser pointers, and voice activation. We have developed a wide variety of technologies, including plastic and vinyl membranes that protect high-use switches and fully depressible buttons, and backlighted elastomer switch coverings that are resistant to exposure from harsh chemicals. These technologies now serve as the foundation for a small but growing portion of our product line. In fiscal 2003, some of our largest customers for these products included General Electric, Lockheed Martin, Siemens, Philips, IPC Information Systems, Benchmark Electronics and Dictaphone.

Sensors & Systems

Our Sensors & Systems business segment specializes in the development and manufacture of sensors and controls. We manufacture high-precision temperature and pressure sensing devices, fluid control components, micro-motors, motion control sensors, and other related systems used primarily in aerospace applications. For example, we are the sole-source supplier of temperature probes for use on all versions of the General Electric/Snecma CFM-56 jet engine. The CFM-56 has an installed base of over 13,000 engines, is standard equipment on new generation Boeing 737 aircraft and has been selected as the engine for approximately 40% of all Airbus aircraft delivered to date. In fiscal 2003, some of our largest customers for these products included Snecma, China National Energy Industry Corporation, the British Ministry of Defence, General Electric, BAE Systems, Goodrich and Air France.

Advanced Materials

Our Advanced Materials business segment specializes in the design and manufacture of high-performance elastomer products and in the manufacture of molded fiber cartridge cases, mortar increments, igniter tubing, other combustible ammunition components and electronic warfare countermeasure devices.

Our elastomer products are engineered to address specific customer requirements where superior performance in high temperature, high pressure, caustic, abrasive and other difficult environments is critical. These products include thermal fire barrier insulation products and precision metal components, seals, tubing and coverings designed in custom-molded shapes. Some of the products include proprietary elastomers that are specifically designed for use on or near a jet engine. We are a leading U.S. supplier of high-performance elastomer products to the aerospace industry, with our primary customers for these products being jet and rocket engine manufacturers, commercial and military airframe manufacturers, as well as commercial airlines. In fiscal 2003, some of the largest customers for these products included BAE Systems, Goodrich, The Boeing Company, Bombardier, General Electric, Honeywell, KAPCO, United Technologies, and Alliant Techsystems.

We develop and manufacture combustible ordnance components consisting of molded fiber cartridge cases, mortar increments, igniter tubing and other combustible ordnance components primarily for the U.S. Department of Defense. We are currently the sole supplier of combustible casings utilized by the U.S. Armed Forces. Sales are made either directly to the U.S. Department of Defense or through prime contractors, Alliant Techsystems and General Dynamics. These products include the


combustible case for the U.S. Army's new generation 155mm Modular Artillery Charge System, the 120mm combustible case used with the main armament system on the U.S. Army's and Marine Corps' M1-A1/2 tanks, and the 60mm, 81mm and 120mm combustible mortar increments. We are also currently the only U.S. supplier of radar countermeasure chaff and a principal supplier to the U.S. Army of infrared decoy flares used by aircraft to help protect against radar and infrared guided missiles.

A summary of product lines contributing sales of 10% or more of total sales for fiscal years 2003, 2002 and 2001 is reported in Note 15 to the Consolidated Financial Statements of the Annual Report to Shareholders for the fiscal year ended October 31, 2003. The Annual Report is included as Exhibit 13 of this report.

Marketing and Distribution

We believe that a key to continued success is our ability to meet customer requirements both domestically and internationally. We have and will continue to improve our sales and distribution channels in order to provide a wider variety of products and to improve the effectiveness of our customers' supply chain. These enhancements include combining sales and marketing forces of our operating units where appropriate, cross-training our sales representatives on multiple product lines, and cross-stocking our spare parts and components.

In the technical and highly engineered product segments in which we compete, relationship selling is particularly appropriate in targeted marketing segments where customer and supplier design and engineering inputs need to be tightly integrated. Participation in industry trade shows is an effective method of meeting customers, introducing new products, and exchanging technical specifications. In addition to technical and industry conferences, our products are supported through direct internal international sales efforts, as well as through manufacturer representatives and selected distributors. Currently, 137 sales people, 196 representatives, and 107 distributors support our operations internationally.

Backlog

Backlog at October 31, 2003, was $300.9 million, compared with $281.7 million at October 25, 2002. We estimate that approximately $50.0 million of backlog is scheduled to be shipped after fiscal 2004.

Backlog is subject to cancellation until delivered, and therefore, we cannot assure that our backlog will be converted into revenue in any particular period or at all. Backlog does not include the total contract value of cost-plus reimbursable contracts, which are funded as we incur the costs. Except for the released portion, backlog also does not include fixed-price multi-year contracts.

Competition

Our products and services are affected by varying degrees of competition. We compete with other companies in most markets we serve, many of which have far greater sales volumes and financial resources. The principal competitive factors in the commercial markets in which we participate are product performance, service and price. Part of product performance requires expenditures in research and development that lead to product improvement. The market for many of our products may be affected by rapid and significant technological changes and new product introduction. Our principal competitors include Eaton, ECE and Eastprint in our Avionics & Controls segment;


Ametek, MPC Products and Goodrich in our Sensors & Systems segment; and Transdigm, Dunlop Standard Aerospace Group and Meggitt in our Advanced Materials segment.

Research and Development

Currently, our product development and design programs utilize an extensive base of professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed. In fiscal 2003, approximately $19.5 million was expended for research, development and engineering, compared with $15.4 million in fiscal 2002 and $14.2 million in fiscal 2001. We believe continued product development is key to our long-term growth, and consequently, we consistently invest in research and development. Examples include research and development projects relating to thermal fire barrier insulation products for the Boeing Delta IV rocket motor, as well as ice detectors and smoke and pollution concentration measurement devices. In addition, we actively participate in customer funded research and development programs, including flight controls and instrumentation on the Joint Strike Fighter and Eurofighter, Gulfstream V flight controls, deicing probes for next generation General Electric/Snecma CFM-56 jet engines and LED lighted cockpit switches for Airbus.

Foreign Operations

Our principal foreign operations consist of manufacturing facilities located in France and the United Kingdom. We also maintain sales, service, distribution and/or purchasing offices in the United Kingdom, France and Hong Kong. For further information regarding foreign operations, see Note 15 to the Consolidated Financial Statements of the Annual Report to Shareholders for the fiscal year ended October 31, 2003. The Annual Report is included as Exhibit 13 of this report.

Government Contracts and Subcontracts

As a contractor and subcontractor to the U.S. government (primarily the U.S. Department of Defense), we are subject to various laws and regulations that are more restrictive than those applicable to private sector contractors. Approximately 17% of our sales were made directly to the U.S. government in fiscal 2003. In addition, we estimate that our subcontracting activities to contractors for the U.S. government accounted for approximately 12% of sales during fiscal 2003. Therefore, we estimate that approximately 29% of our sales during the fiscal year were subject to government contracting regulations. Such contracts may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending, and other factors.

Historically, our U.S. government contracts and subcontracts have been predominately fixed-price contracts. Generally, fixed-price contracts offer higher margins than cost-plus contracts in return for accepting the risk that increased or unexpected costs may reduce anticipated profits or cause us to sustain losses on the contracts. The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the U.S. Department of Defense. The contracts and subcontracts to which we are a party are also subject to profit and cost controls and standard provisions for termination at the convenience of the U.S. government. Upon termination, other than for our default, we will normally be entitled to reimbursement for allowable costs and to an allowance for profit. To date, none of our significant fixed-price contracts have been terminated.


Patents and Licenses

Although we hold a number of patents and licenses, we do not believe that our operations are dependent on our patents and licenses. In general, we rely on technical superiority, continual product improvement, exclusive product features, superior lead-time, on-time delivery performance, quality and customer relationships to maintain competitive advantage.

Seasonality

The timing of our revenues is impacted by the purchasing patterns of our customers and as a result we do not generate revenues evenly throughout the year. Moreover, our first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America. This leads to decreased order and shipment activity; consequently, results are typically weaker than other quarters and not necessarily indicative of our performance in subsequent quarters.

Sources and Availability of Raw Materials and Components

Due to our diversification, the sources and availability of certain raw materials and components are not as critical as they would be for manufacturers of a single product line. However, certain components, supplies and raw materials for our operations are purchased from single sources. In such instances, we strive to develop alternative sources and design modifications to minimize the effect of business interruptions.

Environmental Matters

We are subject to federal, state, local and foreign laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous waste, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites or past spills, disposals or other releases of hazardous substances.

On August 29, 2002, our subsidiary Armtec acquired the radar countermeasures chaff and infrared decoy flare operations of the Electronic Warfare Passive Expendables Division of BAE Systems North America. At the time of our asset acquisition from BAE Systems, certain environmental remedial activities were required under a Part B Permit issued to the infrared decoy flare facility by the Arkansas Department of Environmental Quality under the Federal Resource Conservation and Recovery Act. The Part B Permit was transferred to Armtec, along with the remedial obligations. Under the terms of the asset purchase agreement, BAE Systems agreed to complete all remedial obligations at the infrared decoy flare facility and to indemnify us for all environmental liabilities to a maximum amount of $25 million.

At various times we have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and analogous state environmental laws, for the cleanup of contamination resulting from past disposals of hazardous wastes at certain sites to which we, among others, sent wastes in the past. CERCLA requires potentially responsible persons to pay for cleanup of sites from which there has been a release or threatened release of hazardous substances. Courts have interpreted CERCLA to impose strict, joint and several liability on all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple potentially responsible persons, the costs of cleanup typically are allocated among the parties according to a volumetric or other standard.


We have accrued liabilities for environmental remediation costs expected to be incurred by our operating facilities. Environmental exposures are provided for at the time they are known to exist or are considered reasonably probable and estimable. No provision has been recorded for environmental remediation costs that could result from changes in laws or other circumstances we have not currently contemplated.

Employees

For our continuing operations, we had approximately 4,700 employees at October 31, 2003, of which 3,700 were based in the United States and 1,000 were in Europe. Approximately 12% of the U.S.-based employees were represented by a labor union. Our European operations are subject to national trade union agreements and to local regulations governing employment. For our discontinued Automation segment we had approximately 78 employees at October 31, 2003, of which approximately 74 were based in the United States.

(d)  Financial Information About Foreign and Domestic Operations and Export Sales.

See Note 15 to the Consolidated Financial Statements of the Annual Report to Shareholders for the fiscal year ended October 31, 2003. The Annual Report is included as Exhibit 13 of this report.

(e)  Available Information of the Registrant.

You can access financial and other information on our website, www.esterline.com. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and charters for our board committees will also be available on our website by January 1, 2004. The Guidelines, Code and charters are also available in print to any shareholder upon request. Our website and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K.

Executive Officers of the Registrant

The names and ages of all executive officers of the Company and the positions and offices held by such persons as of December 15, 2003 are as follows:

Name	Position with the Company	Age

Robert W. Cremin	Chairman, President and Chief Executive Officer	63
Stephen E. Barton	Group Vice President	57
Robert D. George	Vice President, Chief Financial Officer, Secretary and Treasurer	47
Marcia J. M. Greenberg	Vice President, Human Resources	51
Larry A. Kring	Group Vice President	63
Stephen R. Larson	Vice President, Strategy & Technology	59


Mr. Cremin has been Chairman since January 2001. In addition, he has served as Chief Executive Officer and President since January 1999 and September 1997, respectively. Mr. Cremin has an M.B.A. from the Harvard Business School and a B.S. degree in Metallurgical Engineering from Polytechnic Institute of Brooklyn. He has been a director of the Company since 1998.

Mr. Barton has been Group Vice President since July 2002. Previously, he was President and Chief Executive Officer of Kirkhill-TA Co., a subsidiary of the Company, from October 1998 to June 2002. From February 1998 to September 1998, he served as Group Vice President of AEA Management Group, an automotive component supplier. He was a consultant for Gleason Corporation, a consumer products manufacturer, from July 1997 to February 1998. Mr. Barton has an M.S. degree in Applied Statistics from Villanova University and a B.S. degree in Mathematics from the University of Maine.

Mr. George has been Vice President, Chief Financial Officer, Secretary and Treasurer since July 1999 and Treasurer and Controller from June 1997 until July 1999. Mr. George has an M.B.A. from the Fuqua School of Business at Duke University and a B.A. degree in Economics from Drew University.

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


Forward-Looking Statements and Risk Factors

This annual report on Form 10-K includes forward-looking statements. These statements may be identified by the use of forward-looking terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under the headings "Risks Relating to Our Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the headings "Risks Relating to Our Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

*	A significant downturn in the aerospace industry;
*	A significant reduction in defense spending;
*	A decrease in demand for our products as a result of competition, technological innovation or otherwise;
*	Our inability to identify future acquisition candidates or to integrate acquired operations; and
*	Loss of a significant customer or defense program.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

Risks Relating to Our Business

A continued downturn in the aircraft market could adversely affect our business.

The aircraft industry is cyclical in nature and affected by many factors beyond our control. The current downturn in the aircraft market, which has been affected by the conflict in Iraq and the outbreak of SARS and is still being impacted by the events of September 11, 2001, has resulted in bankruptcy filings, restructurings and downsizing by the major commercial and regional airline carriers. This downturn has had and will likely continue to have an adverse effect on our business, financial condition and operating results.

The principal markets for manufacturers of commercial aircraft are the commercial and regional airlines, which are adversely affected by a number of factors, including fuel and labor costs, intense price competition, outbreak of infectious disease and terrorist attacks, as well as economic cycles, all


of which can be unpredictable and are outside our control. Commercial aircraft production may increase or decrease in response to changes in customer demand caused by general economic conditions and the perceived safety and ease of airline travel.

The military aircraft industry is dependent upon the level of equipment expenditures by the armed forces of countries throughout the world, and especially those of the United States. Although the events of September 11, 2001 and the conflict in Iraq have increased the level of equipment expenditures by the U.S. Armed Forces, in the past this industry has been adversely affected by a number of factors, including the reduction in military spending since the end of the Cold War. Decreases in military spending could depress demand for military aircraft.

Any decrease in demand for new aircraft or use of existing aircraft will likely result in a decrease in demand of our products and services, and correspondingly, our revenues, thereby adversely affecting our business, financial condition and results of operations.

Implementing our acquisition strategy involves risks and our failure to successfully implement this strategy could have a material adverse effect on our business.

One of our key strategies is to grow our business by selectively pursuing acquisitions. Since 1996 we have completed over 20 acquisitions, and we are continuing to actively pursue additional acquisition opportunities, some of which may be material to our business and financial performance. Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for a number of reasons, including:

*	Encountering difficulties identifying and executing acquisitions;
*	Increased competition for targets, which may increase acquisition costs;
*	Consolidation in our industry reducing the number of acquisition targets;
*	Acquisition financing not being available on acceptable terms or at all; and
*	Competition laws and regulations preventing us from making certain acquisitions.

In addition, there are potential risks associated with growing our business through acquisitions, including the failure to successfully integrate and realize the expected benefits of an acquisition. For example, with any past or future acquisition, there is the possibility that:

*	The business culture of the acquired business may not match well with our culture;
*	Technological and product synergies, economies of scale and cost reductions may not occur as expected;
*	Management may be distracted from overseeing existing operations by the need to integrate acquired businesses;
*	We may acquire or assume unexpected liabilities;
*	Unforeseen difficulties may arise in integrating operations and systems;
*	We may fail to retain and assimilate employees of the acquired business;
*	We may experience problems in retaining customers and integrating customer bases; and
*	Problems may arise in entering new markets in which we may have little or no experience.

Failure to continue implementing our acquisition strategy, including successfully integrating acquired businesses, could have a material adverse effect on our business, financial condition and results of operations.


The loss of a significant customer or defense program could have a material adverse effect on our operating results.

Some of our operations are dependent on a relatively small number of customers and defense programs, which change from time to time. Significant customers in fiscal 2003 included the U.S. Department of Defense, The Boeing Company, General Dynamics, Snecma, Honeywell, Lockheed Martin and Smiths Industries. There can be no assurance that our current significant customers will continue to buy our products at current levels. The loss of a significant customer or the cancellation of orders related to a defense program could have a material adverse effect on our operating results if we were unable to replace the related sales.

Our operating results are subject to fluctuations that may cause our revenues to decline.

Our business is susceptible to seasonality and economic cycles, and as a result, our operating results have fluctuated widely in the past and are likely to continue to do so. Our revenue tends to fluctuate based on a number of factors, including domestic and foreign economic conditions and developments affecting the specific industries and customers we serve. For example, the events of September 11, 2001 and the continued downturn in commercial aviation, due to, among other things, the conflict in Iraq and the outbreak of SARS, have impacted our operations. It is possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of securities analysts or investors, causing the market price of our common stock or senior subordinated notes to decline. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon to predict our future performance.

Political and economic instability in foreign countries and markets may have a material adverse effect on our operating results.

Foreign sales were approximately 33% of our total sales in fiscal 2003, and we have manufacturing facilities in a number of foreign countries. Doing business in foreign countries is subject to numerous risks, including political and economic instability, restrictive trade policies of foreign governments, economic conditions in local markets, health concerns in foreign countries, inconsistent product regulation or unexpected changes in regulatory and other legal requirements by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements. To the extent that foreign sales are transacted in a foreign currency, we are subject to the risk of losses due to foreign currency fluctuations. In addition, we have substantial assets denominated in foreign currencies, primarily the U.K. pound and Euro, that are not offset by liabilities denominated in those foreign currencies. These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.

To the extent that we operate outside the United States, we are subject to the Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, we may be held liable for actions taken by our strategic or local partners even though our partners are not subject to the FCPA. Any determination that we have violated the FCPA could result in sanctions that could have a material adverse effect on our business, financial condition and results of operations.


We may not be able to compete effectively.

Our products and services are affected by varying degrees of competition. We compete with other companies and divisions and units of larger companies in most markets we serve, many of which have greater sales volumes or financial, technological or marketing resources than we do. Our principal competitors include: Eaton, ECE and Eastprint in our Avionics & Controls segment; Ametek, MPC Products and Goodrich in our Sensors & Systems segment; and Transdigm, Dunlop Standard Aerospace Group and Meggitt in our Advanced Materials segment. The principal competitive factors in the commercial markets in which we participate are product performance, service and price. Maintaining product performance requires expenditures in research and development that lead to product improvement and new product introduction; companies with more substantial financial resources may have a better ability to make such expenditures. We cannot assure that we will be able to continue to successfully compete in our markets, which could adversely affect our business, financial condition and results of operations.

Our backlog is subject to modification or termination, which may reduce our sales in future periods.

We currently have a backlog of orders based on our contracts with customers. Under many of our contracts, our customers may unilaterally modify or terminate their orders at any time. In addition, the maximum contract value specified under a government contract awarded to us is not necessarily indicative of the sales that we will realize under that contract. For example, without the necessary annual Congressional appropriations, some of the contracts included in our backlog will remain unfunded. Therefore, our backlog may not result in actual sales in any particular period or at all.

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility.

As of October 31, 2003, we had $279.6 million of debt outstanding. Our primary U.S. dollar credit facility totals $60 million and is made available through a group of banks. The credit agreement is secured by substantially all of the Company's assets. In addition, we have unsecured foreign currency credit facilities that have been extended by foreign banks for up to $6.1 million. Available credit under the above credit facilities was $56.2 million at October 31, 2003, when reduced by outstanding foreign bank borrowings of $2.3 million and letters of credit of $7.6 million. The indenture governing the notes and our other debt agreements limit, but do not prohibit, us from incurring additional debt in the future. Our level of debt could have significant consequences to our business, including the following:

*

Depending on debt maturities, a substantial portion of our cash flow from operations could be dedicated to paying principal and interest on our debt, thereby reducing funds available for our acquisition strategy, capital expenditures or other purposes;

*	A significant amount of debt could make us more vulnerable to changes in economic conditions or increases in prevailing interest rates;
*	Our ability to obtain additional financing for acquisitions, capital expenditures or for other purposes could be impaired;
*

The increase in the amount of debt we have outstanding increases the risk of non-compliance with some of the covenants in our debt agreements which require us to maintain specified financial ratios; and

*	We may be more leveraged than some of our competitors, which may result in a competitive disadvantage.


If we were unable to protect our intellectual property rights adequately, the value of our products could be diminished.

Our success is dependent in part on obtaining, maintaining and enforcing our proprietary rights and our ability to avoid infringing on the proprietary rights of others. While we take precautionary steps to protect our technological advantages and intellectual property and rely in part on patent, trademark, trade secret and copyright laws, we cannot assure that the precautionary steps we have taken will completely protect our intellectual property rights. Because patent applications in the United States are maintained in secrecy until a patent is issued, we may not be aware of third-party patents, patent applications and other intellectual property relevant to our products that may block our use of our intellectual property or may be used in third-party products that compete with our products and processes. In the event a competitor successfully challenges our products, processes, patents or licenses or claims that we have infringed upon their intellectual property, we could incur substantial litigation costs defending against such claims, be required to pay royalties, license fees or other damages or be barred from using the intellectual property at issue, any of which could have a material adverse effect on our business, operating results and financial condition.

In addition to our patent rights, we also rely on unpatented technology, trade secrets and confidential information. Others may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to protect our rights in unpatented technology, trade secrets and confidential information effectively. We require each of our employees and consultants to execute a confidentiality agreement at the commencement of an employment or consulting relationship with us. However, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

The market for our products may be affected by our ability to adapt to technological change.

The rapid change of technology is a key feature of all of the markets in which our businesses operate. To succeed in the future, we will need to design, develop, manufacture, assemble, test, market, and support new products and enhancements to our existing products in a timely and cost-effective manner. Historically, our technology has been developed through internal research and development expenditures, as well as customer-sponsored research and development programs. There is no guarantee that we will continue to maintain, or benefit from, comparable levels of research and development in the future. In addition, our competitors may develop technologies and products that are more effective than those we develop or that render our technology and products obsolete or noncompetitive. Furthermore, our products could become unmarketable if new industry standards emerge. We cannot assure that our existing products will not require significant modifications in the future to remain competitive or that new products we introduce will be accepted by our customers, nor can we assure that we will successfully identify new opportunities and continue to have the needed financial resources to develop new products in a timely or cost-effective manner.

We may lose money or generate less than expected profits on our fixed-price contracts.

Our customers set demanding specifications for product performance, reliability and cost. Some of our government contracts and subcontracts provide for a predetermined, fixed price for the products we make regardless of the costs we incur. Therefore, fixed-price contracts require us to price our contracts by forecasting our expenditures. When making proposals for fixed-price contracts, we rely on our estimates of costs and timing for completing these projects. These estimates reflect


management's judgments regarding our capability to complete projects efficiently and timely. Our production costs may, however, exceed forecasts due to unanticipated delays or increased cost of materials, components, labor, capital equipment or other factors. Additionally, manufacturing our products requires integrating a number of processes involving unique technical skill sets. As a result, we may not be able to achieve the forecasted product design or manufacturing efficiencies and may incur higher than expected costs, resulting in cost overruns or possibly order cancellations. Therefore, we may incur losses on fixed-price contracts that we had expected to be profitable, or such contracts may be less profitable than expected.

We depend on the continued contributions of our executive officers and other key management, each of whom would be difficult to replace.

Our future success depends to a significant degree upon the continued contributions of our senior management and our ability to attract and retain other highly qualified management personnel. We face competition for management from other companies and organizations. Therefore, we may not be able to retain our existing management personnel or fill new management positions or vacancies created by expansion or turnover at our existing compensation levels. Although we have entered into change of control agreements with some members of senior management, we do not have employment contracts with our key executives, nor have we purchased "key-person" insurance on the lives of any of our key officers or management personnel to reduce the impact to our company that the loss of any of them would cause. Specifically, the loss of any of our executive officers would disrupt our operations and divert the time and attention of our remaining officers. Additionally, failure to attract and retain highly qualified management personnel would damage our business prospects.

Our business is subject to government contracting regulations, and our failure to comply with such laws and regulations could harm our operating results and prospects.

We estimate that approximately 29% of our sales in fiscal 2003 were attributable to contracts in which we were either the prime contractor to, or a subcontractor to a prime contractor to, the U.S. government. As a contractor and subcontractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of federal government contracts that affect how we do business with our clients and may impose added costs on our business. For example, these regulations and laws include provisions that contracts we have been awarded are subject to:

*	Protest or challenge by unsuccessful bidders; and
*	Unilateral termination, reduction or modification in the event of changes in government requirements.

The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the U.S. Department of Defense. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management attention. Our failure to comply with these or other laws and regulations could result in contract termination, suspension or debarment from contracting with the federal government, civil fines and damages, and criminal prosecution and penalties, any of which could have a material adverse effect on our operating results.


The airline industry is heavily regulated and if we fail to comply with applicable requirements, our results of operations could suffer.

Governmental agencies throughout the world, including the U.S. Federal Aviation Administration, or the FAA, prescribe standards and qualification requirements for aircraft components, including virtually all commercial airline and general aviation products, as well as regulations regarding the repair and overhaul of aircraft engines. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. We include, with the replacement parts that we sell to our customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. In order to sell our products, we and the products we manufacture must also be certified by our individual OEM customers. If any of the material authorizations or approvals qualifying us to supply our products is revoked or suspended, then the sale of the subject product would be prohibited by law, which would have an adverse effect on our business, financial condition and results of operations.

From time to time, the FAA or equivalent regulatory agencies in other countries propose new regulations or changes to existing regulations, which are usually more stringent than existing regulations. If these proposed regulations are adopted and enacted, we may incur significant additional costs to achieve compliance, which could have a material adverse effect on our business, financial condition and results of operations.

Environmental laws and regulations may subject us to significant liability.

Our business and our facilities are subject to a number of federal, state, local and foreign laws, regulations and ordinances governing, among other things, the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. Among these environmental laws are rules by which a current or previous owner or operator of land may be liable for the costs of investigation, removal or remediation of hazardous materials at such property. In addition, these laws typically impose liability regardless of whether the owner or operator knew of, or was responsible for, the presence of any hazardous materials. Persons who arrange for the disposal or treatment of hazardous materials may be liable for the costs of investigation, removal or remediation of such substances at the disposal or treatment site, regardless of whether the affected site is owned or operated by them.

Because we own and operate a number of facilities that use, manufacture, store, handle or arrange for the disposal of various hazardous materials, we may incur costs for investigation, removal and remediation, as well as capital costs, associated with compliance with environmental laws. Additionally, at the time of our asset acquisition of the Electronic Warfare Passive Expendables Division of BAE Systems North America, certain environmental remedial activities were required under a Part B Permit issued to the infrared decoy flare facility by the Arkansas Department of Environmental Quality under the Federal Resource Conservation and Recovery Act. The Part B Permit was transferred to our subsidiary, Armtec, along with the remedial obligations. Under the terms of the asset purchase agreement, BAE Systems agreed to complete all remedial obligations at the infrared decoy flare facility and to indemnify us for all environmental liabilities related to that facility to a maximum amount of $25.0 million. Although environmental costs have not been material in the past, we cannot assure that these matters, or any similar liabilities that arise in the future, will not exceed our resources, nor can we completely eliminate the risk of accidental contamination or injury from these materials.


We may be required to defend lawsuits or pay damages in connection with the alleged or actual harm caused by our products.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in harm to others or to property. For example, our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft component that has been designed, manufactured or serviced by us. We may incur significant liability if product liability lawsuits against us are successful. While we believe our current general liability and product liability insurance is adequate to protect us from future product liability claims, we cannot assure that coverage will be adequate to cover all claims that may arise. Additionally, we may not be able to maintain insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or for which third-party indemnification is not available could have a material adverse effect on our business, financial condition and results of operations.


Item 2.  Properties

The following table summarizes our properties that are greater than 50,000 square feet, including identification of the business segment, as of October 31, 2003:

Location	Type of Facility	Business Segment	Approximate Square Footage	Owned or Leased

Continuing Operations:

Brea, CA	Office, Plant & Warehouse	Advanced Materials	429,000	Owned
East Camden, AR	Office & Plant	Advanced Materials	175,000	Leased
Seattle, WA	Office & Plant	Avionics & Controls	167,000	Leased
Coachella, CA	Office & Plant	Advanced Materials	112,000	Owned
Bourges, France	Office & Plant	Sensors & Systems	109,000	Leased
Farnborough, U.K.	Office & Plant	Sensors & Systems	105,000	Leased
Sylmar, CA	Office & Plant	Avionics & Controls	96,000	Leased
Kent, WA	Office & Plant	Advanced Materials	93,000	Owned
Valencia, CA	Office & Plant	Advanced Materials	88,000	Owned
Coeur d'Alene, ID	Office & Plant	Avionics & Controls	88,000	Leased
Taunton, MA	Office & Plant	Advanced Materials	85,000	Leased
Santa Fe Springs, CA	Office & Plant	Advanced Materials	81,000	Leased
London, U.K.	Office & Plant	Sensors & Systems	70,000	Leased
Norwich, NY	Office & Plant	Sensors & Systems	56,000	Owned
San Fernando, CA	Office & Plant	Avionics & Controls	50,000	Leased
Painesville, OH	Office & Plant	Sensors & Systems	50,000	Owned
Lillington, NC	Office & Plant	Advanced Materials	50,000	Leased

Discontinued Operations:

Rockford, IL	Office & Plant	Automation	294,000	Owned

In total, we own approximately 1,300,000 square feet and lease approximately 1,300,000 square feet of manufacturing facilities and properties.

Item 3.  Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe we have adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2003.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

We hereby incorporate by reference the following information that appears in our Annual Report to Shareholders for the fiscal year ended October 31, 2003:

(a)

The high and low market sales prices of the Company's Common Stock for each quarterly period during fiscal years 2003 and 2002, respectively, is set forth under the section entitled "Market Price of Esterline Common Stock" of the Annual Report to Shareholders for the fiscal year ended October 31, 2003. The Annual Report is included as Exhibit 13 to this report.

(b)

Restrictions on the ability to pay future cash dividends is set forth in Note 10 to the Consolidated Financial Statements of the Annual Report to Shareholders for the fiscal year ended October 31, 2003. The Annual Report is included as Exhibit 13 to this report.

No cash dividends were paid during fiscal years 2003 and 2002. We currently intend to retain all future earnings for use to expand the business and retire debt. We are restricted from paying dividends under our current credit facility and do not anticipate paying any dividends in the foreseeable future.

On December 15, 2003, there were 606 holders of record of the Company's common stock.

The principal market for the Company's Common Stock is the New York Stock Exchange.

Item 6.  Selected Financial Data

We hereby incorporate by reference the information set forth under the section entitled, "Selected Financial Data" of the Annual Report to Shareholders for the fiscal year ended October 31, 2003. The Annual Report is included as Exhibit 13 to this report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

We hereby incorporate by reference the information set forth under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations" of the Annual Report to Shareholders for the fiscal year ended October 31, 2003. The Annual Report is included as Exhibit 13 to this report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We have financial instruments that are subject to interest rate risk, principally debt obligations issued at a fixed rate. To the extent that sales are transacted in a foreign currency, we are also subject to foreign currency fluctuation risk. Furthermore, we have assets denominated in foreign currencies that are not offset by liabilities in such foreign currencies. Although we own significant operations in France and the United Kingdom, historically we have not experienced material gains or losses due to interest rate or foreign exchange fluctuations. In fiscal 2003, the foreign exchange rate for the Euro increased 18.6% relative to the U.S. dollar.


Item 8.  Financial Statements and Supplementary Data

The report of Ernst & Young LLP, Independent Auditors, and the consolidated financial statements are included in the Annual Report to Shareholders for the fiscal year ended October 31, 2003 and are hereby incorporated by reference. Quarterly results of operations are reported in Note 16 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 2003 and are hereby incorporated by reference. The Annual Report is included as Exhibit 13 to this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2003. Based upon that evaluation, they concluded as of October 31, 2003, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended October 31, 2003, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)  Directors.

We hereby incorporate by reference the information set forth under "Election of Directors," "Code of Ethics," and "Other Information to Directors - Audit Committee Financial Expert," in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 3, 2004.

(b)  Executive Officers.

Information regarding our executive officers required by this item appears in Item 1 of this report under "Executive Officers of the Registrant."

Item 11.  Executive Compensation

We hereby incorporate by reference the information set forth under "Other Information as to Directors - Directors Compensation," "Executive Compensation," "Compensation Committee Report" and "Common Stock Price Performance Graph" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 3, 2004.


Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information with respect to equity securities authorized for issuance under the Company's compensation plans set forth under "Equity Compensation Plan Information" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 3, 2004.

We hereby incorporate by reference the information with respect to stock ownership set forth under "Security Ownership of Certain Beneficial Owners and Management" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 3, 2004.

Item 13.  Certain Relationships and Related Transactions

None.

Item 14.  Principal Accountant Fees and Services

We hereby incorporate the information set forth under "Principal Accountant Fees and Services" in the definitive form of the Company's Proxy Statement relating to the 2004 Annual Meeting of Shareholders, to be held on March 3, 2004.


PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements.

The following consolidated financial statements, together with the report thereon of Ernst & Young LLP, Independent Auditors, dated December 3, 2003, appearing in the Company's Annual Report to Shareholders for the fiscal year ended October 31, 2003.

Annual Report Reference

Consolidated Statement of Operations Fiscal years 2003, 2002, and 2001	*

Consolidated Balance Sheet - October 31, 2003 and October 25, 2002	*

Consolidated Statement of Cash Flows - Fiscal years 2003, 2002, and 2001	*

Consolidated Statement of Shareholders' Equity and Comprehensive Income - Fiscal years 2003, 2002, and 2001	*

Notes to Consolidated Financial Statements - October 31, 2003	*

Report of Ernst & Young LLP, Independent Auditors	*

*      Incorporated by reference to the Annual Report to Shareholders for the fiscal year ended October 31, 2003. The Annual Report is included as Exhibit 13 to this report.

Refer also to Part II, Item 8 - Financial Statements and Supplementary Data for additional information.

(a)(2)  Financial Statement Schedules.

The following consolidated financial statement schedule of the Company is included as follows:

Schedule II - Valuation and Qualifying Accounts, see page 31.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)  Exhibits.

See Exhibit Index on pages 26-30.

(b)  Reports on Form 8-K.

We did not file any reports on Form 8-K during the fourth quarter of fiscal year 2003.


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

Dated: December 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert W. Cremin	Chairman, President and	December 17, 2003
Chief Executive Officer
(Robert W. Cremin)	(Principal Executive Officer)	Date

/s/ Robert D. George	Vice President,	December 17, 2003
Chief Financial Officer,
(Robert D. George)	Secretary and Treasurer	Date
(Principal Financial and
Accounting Officer)

/s/ Richard R. Albrecht	Director	December 17, 2003

(Richard R. Albrecht)		Date

/s/ Lewis E. Burns	Director	December 17, 2003

(Lewis E. Burns)		Date

/s/ Ross J. Centanni	Director	December 17, 2003

(Ross J. Centanni)		Date


/s/ John F. Clearman	Director	December 17, 2003

(John F. Clearman)		Date

/s/ Robert S. Cline	Director	December 17, 2003

(Robert S. Cline)		Date

/s/ E. John Finn	Director	December 17, 2003

(E. John Finn)		Date

/s/ Anthony P. Franceschini	Director	December 17, 2003

(Anthony P. Franceschini)		Date

/s/ Wendell P. Hurlbut	Director	December 17, 2003

(Wendell P. Hurlbut)		Date

/s/ Jerry D. Leitman	Director	December 17, 2003

(Jerry D. Leitman)		Date

/s/ James L. Pierce	Director	December 17, 2003

(James L. Pierce)		Date


Exhibit Number	Exhibit

3.1

Restated Certificate of Incorporation, dated June 6, 2002. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 26, 2002 [Commission File Number 1-6357].)

3.2	By-laws of the Company, as amended and restated December 4, 2003.

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

4.2

Indenture relating to Esterline Technologies Corporation's 7.75% Senior Subordinated Notes due 2013, dated as of June 11, 2003. (Incorporated by reference to Exhibit 4.1 to Esterline Technologies Corporation's Form 10-Q for the quarter ended August 1, 2003 [Commission File Number 1-6357].)

10.1

Registration Rights Agreement among Esterline Technologies Corporation, its domestic subsidiaries listed on Schedule 1 thereto and Wachovia Securities, Inc., dated June 11, 2003. (Incorporated by reference to Exhibit 10.1 to 10-Q for fiscal quarter ended August 1, 2003 [Commission File Number 1-6357].)

10.2

Credit Agreement, dated as of June 11, 2003, among Esterline Technologies Corporation, the financial institutions referred to therein and Wachovia Bank, National Association, as Administrative and Collateral Agent. (Incorporated by reference to Exhibit 10.2 to 10-Q for the third quarter ended August 1, 2003 [Commission File Number 1-6357].)

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


Exhibit Number	Exhibit

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

10.10

Compensation of Directors. (Incorporated by reference to first paragraph under "Other Information as to Directors" in the definitive form of the Company's Proxy Statement, relating to its 2004 Annual Meeting of Shareholders to be held on March 3, 2004, and to be filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 2003.)

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

10.19a

Amendment A to the Executive Officer Termination Protection Agreement, effective June 8, 2000. (Incorporated by reference to Exhibit 10.19a to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2000 [Commission File Number 1-6357].)

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

10.24

Esterline Technologies Corporation Amended and Restated 1997 Stock Option Plan. (Incorporated by reference to Annex B in the definitive form of the Company's Proxy Statement, relating to its 2003 Annual Meeting of Shareholders held on March 5, 2003, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 2003 [Commission File Number 1-6357].)

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


Exhibit Number	Exhibit

10.28

Executive Retirement Agreement between Esterline Technologies Corporation and Wendell P. Hurlbut dated January 19, 1999. (Incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999 [Commission File Number 1-6357].)

10.30

Counterpart Underlease, dated January 4, 1993, between Openment Limited and Muirhead Vactric Components Limited, relating to premises located at Oakfield Road, Penge in the London Borough of Bromley. (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report of Form 10-K for the fiscal year ended October 27, 2000 [Commission File Number 1-6357].)

10.31

Lease Agreement, dated as of February 27, 1998, between Glacier Partners and Advanced Input Devices, Inc., Lease Amendment #1, dated February 27, 1998. (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2000 [Commission File Number 1-6357].)

10.33

Esterline Technologies Corporation 2002 Employee Stock Purchase Plan. (Incorporated by reference to Annex B in the definitive form of the Company's Proxy Statement, relating to its 2002 Annual Meeting of Shareholders held on March 5, 2002, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 2002 [Commission File Number 1-6357].)

10.34	Lease Agreement, dated as of August 6, 2003, by and between the Prudential Insurance Company of America and Mason Electric Co., relating to premises located at Sylmar, California.

10.35

Occupation Lease of Buildings known as Phases 3 and 4 on the Solartron Site at Victoria Road, Farnborough, Hampshire between J Sainsbury Developments Limited and Weston Aerospace Limited, dated July 21, 2000.

11	Schedule setting forth computation of earnings per share for the five fiscal years ended October 25, 2003.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

13	Portions of the Annual Report to Shareholders for the fiscal year ended October 31, 2003, incorporated by reference herein.

21	List of subsidiaries.

23	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.


Exhibit Number	Exhibit

32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Balance at End of Year

Reserve for Doubtful
Accounts Receivable

Fiscal Years

2003	$2,700	$ 741	$ (772)	[1]	$2,669

2002	$2,447	$1,327	$(1,074)	[2]	$2,700

2001	$2,423	$ 430	$ (406)	[1]	$2,447

[1]	Uncollectible accounts written off.

[2]	Uncollectible accounts written off, net of recoveries, of $364 and the reclassification of the reserve for doubtful accounts receivable to net assets of discontinued operations of $710.
