Form 10-Q
period 2004-01-30
ESTERLINE TECHNOLOGIES CORP
filed 2004-03-11
CIK 33619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2004

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

500 108th Avenue N.E., Bellevue, Washington 98004
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

Yes X No

As of March 11, 2004, 21,168,953 shares of the issuer's common stock were outstanding.


PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of January 30, 2004 and October 31, 2003
(In thousands, except share amounts)

	January 30,	October 31,
	2004	2003

ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$107,501	$131,363
Cash in escrow	4,542	4,536
Short-term investments	7,776	12,797
Accounts receivable, net of allowances
of $2,384 and $2,669	86,560	98,395
Inventories
Raw materials and purchased parts	37,321	38,678
Work in process	30,934	26,855
Finished goods	10,599	10,812

	78,854	76,345

Income tax refundable	11,655	7,677
Deferred income tax benefits	13,524	16,529
Prepaid expenses	7,867	7,030

Total Current Assets	318,279	354,672

Property, Plant and Equipment	234,741	226,881
Accumulated depreciation	115,971	109,791

	118,770	117,090

Other Non-Current Assets
Goodwill	192,396	185,353
Intangibles, net	117,776	114,930
Debt issuance costs, net of accumulated
amortization of $417 and $244	6,253	6,301
Other assets	23,557	22,284

	$777,031	$800,630


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of January 30, 2004 and October 31, 2003
(In thousands, except share amounts)

	January 30,	October 31,
	2004	2003

LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$20,782	$23,273
Accrued liabilities	68,334	74,991
Credit facilities	3,031	2,312
Current maturities of long-term debt	490	30,473
Federal and foreign income taxes	-	1,184

Total Current Liabilities	92,637	132,233

Long-Term Liabilities
Long-term debt, net of current maturities	247,913	246,792
Deferred income taxes	25,621	27,325

Commitments and Contingencies	-	-

Net Liabilities of Discontinued Operations	2,292	408

Shareholders' Equity
Common stock, par value $.20 per share,
authorized 60,000,000 shares, issued and
outstanding 21,164,116 and 21,062,999 shares	4,232	4,213
Additional paid-in capital	117,913	116,761
Retained earnings	268,478	266,600
Accumulated other comprehensive income	17,945	6,298

Total Shareholders' Equity	408,568	393,872

	$777,031	$800,630


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Month Periods Ended January 30, 2004 and January 31, 2003
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended

	January 30,	January 31,
	2004	2003

Net Sales	$132,598	$126,329
Cost of Sales	92,596	87,656

	40,002	38,673
Expenses
Selling, general & administrative	30,694	24,417
Research, development & engineering	5,916	4,182

Total Expenses	36,610	28,599

Operating Earnings From Continuing Operations	3,392	10,074

Other (income) expense	(556)	1
Interest income	(313)	(142)
Interest expense	4,293	1,782

Other Expense, Net	3,424	1,641

Income (Loss) From Continuing Operations Before
Income Taxes	(32)	8,433
Income Tax (Benefit) Expense	(1,910)	2,590

Income From Continuing Operations	1,878	5,843

Loss From Discontinued Operations, Net of Tax	-	-

Net Earnings	$1,878	$5,843

Earnings Per Share - Basic:
Continuing operations	$.09	$.28
Discontinued operations	-	-

Earnings per share - basic	$.09	$.28

Earnings Per Share - Diluted:
Continuing operations	$.09	$.28
Discontinued operations	-	-

Earnings per share - diluted	$.09	$.28


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Month Periods Ended January 30, 2004 and January 31, 2003
(Unaudited)
(In thousands)

	Three Months Ended

	January 30,	January 31,
	2004	2003

Cash Flows Provided (Used) by Operating Activities
Net earnings	$1,878	$5,843
Depreciation and amortization	7,682	6,043
Deferred income taxes	1,301	3,713
Gain on sale of land	(557)	-
Working capital changes, net of effect of acquisitions
Accounts receivable	15,828	11,480
Inventories	(1,024)	(2,697)
Prepaid expenses	(556)	(205)
Accounts payable	(3,197)	(6,345)
Accrued liabilities	(8,212)	(6,593)
Federal and foreign income taxes	(5,321)	1,126
Other, net	(5,026)	(1,514)

	2,796	10,851

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(5,170)	(3,666)
Proceeds from sale of land	1,159	-
Escrow deposit	(6)	(1,000)
Capital dispositions	385	-
Sale of short-term investments	5,021	-
Acquisitions of businesses, net of cash acquired	(6,593)	(15,311)

	(5,204)	(19,977)


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Month Periods Ended January 30, 2004 and January 31, 2003
(Unaudited)
(In thousands)

	Three Months Ended

	January 30,	January 31,
	2004	2003

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under
employee stock plans	1,171	373
Debt and other issuance costs	(125)	-
Net change in credit facilities	540	14,123
Repayment of long-term obligations	(29,044)	(140)

	(27,458)	14,356

Effect of Foreign Exchange Rates on Cash	6,004	603

Net Increase (Decrease) in Cash and Cash Equivalents	(23,862)	5,833

Cash and Cash Equivalents - Beginning of Period	131,363	22,511

Cash and Cash Equivalents - End of Period	$107,501	$28,344

Supplemental Cash Flow Information
Cash Paid for Interest	$9,185	$3,364
Cash Paid (Refunded) for Taxes	1,376	(2,604)

Page>  6

ESTERLINE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 30, 2004 and January 31, 2003

1.

The consolidated balance sheet as of January 30, 2004, the consolidated statement of operations for the three month periods ended January 30, 2004 and January 31, 2003, and the consolidated statement of cash flows for the three month periods ended January 30, 2004 and January 31, 2003 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.

The notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2003 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.

The timing of the Company's revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. The first quarter of fiscal 2004 included thirteen weeks, while the first quarter of fiscal 2003 included fourteen weeks. Moreover, the Company's first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America.

4.	The Company's comprehensive income is as follows:

	(In thousands)	Three Months Ended

		January 30,	January 31,
		2004	2003

	Net Earnings	$1,878	$5,843
	Change in Fair Value of Derivative Financial
	Instruments, Net of Tax	660	(341)
	Foreign Currency Translation Adjustment	10,987	5,234

	Comprehensive Income	$13,525	$10,736

5.

On July 25, 2002, the Board of Directors adopted a formal plan for the sale of the assets and operations of its Automation segment. As a result, the consolidated financial statements present the Automation segment as a discontinued operation. On July 23, 2003, the Company sold the assets of its Excellon Automation subsidiary. At January 30, 2004, working capital and property, plant and equipment of the remaining unit within the Automation segment aggregated $8,598,000, and the reserve for loss on disposal and losses during the phase-out period totaled $10,890,000. Sales in the Automation segment were


$4.6 million and $9.0 million for the three month periods ended January 30, 2004 and January 31, 2003, respectively. The Company continues to actively pursue the sale of the remaining assets of the Automation segment.

6.

The effective tax rate for the first fiscal quarter of 2004 was 29.6% (before a $1.9 million reduction of previously estimated tax liabilities) compared with 30.7% for the first quarter of 2003. On February 4, 2004, the Company received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service covering the audit of research and development tax credits for fiscal years 1997 through 1999. As a result of the NOPA and the expectation of a similar result for fiscal years 2000 through 2003, management revised the Company's estimated liability for income taxes as of January 30, 2004. The revision resulted in a $1.9 million reduction of previously estimated tax liabilities.

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

	(In thousands, except per share amounts)	Three Months Ended

		January 30,	January 31,
		2004	2003

	Net earnings, as reported	$1,878	$5,843
	Deduct: Total stock-based employee compensation
	expense determined under fair value based
	method for all awards, net of tax	(486)	(409)

	Pro forma net earnings	$1,392	$5,434

	Basic earnings per share, as reported	$.09	$.28
	Deduct: Total stock-based employee compensation
	expense determined under fair value based
	method for all awards, net of tax	(.02)	(.02)

	Pro forma basic earnings per share	$.07	$.26

	Diluted earnings per share, as reported	$.09	$.28
	Deduct: Total stock-based employee compensation
	expense determined under fair value based
	method for all awards, net of tax	(.03)	(.02)

	Pro forma diluted earnings per share	$.06	$.26


8.	Segment information:

	Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

	(In thousands)	Three Months Ended

		January 30,	January 31,
		2004	2003

	Sales
	Avionics & Controls	$46,316	$48,336
	Sensors & Systems	37,796	26,160
	Advanced Materials	48,398	51,624
	Other	88	209

	Total Sales	$132,598	$126,329

	Segment Earnings
	Avionics & Controls	$6,809	$6,429
	Sensors & Systems	(3,722)	1,192
	Advanced Materials	4,413	5,694
	Other	(181)	(101)

	Total Segment Earnings	$7,319	$13,214

9.

On December 1, 2003, the Company acquired all of the outstanding capital stock of Avista, Incorporated (Avista), a $10 million in sales Wisconsin-based developer of embedded avionics software, for approximately $6.5 million in cash. A purchase price adjustment is payable to the seller in December 2004 and 2005 contingent upon the achievement of financial results as defined in the Stock Purchase Agreement. Avista provides a software engineering center to support the Company's customers with such applications as primary flight displays, flight management systems, air data computers and engine control systems. Avista is included in the Avionics & Controls segment and the results of its operations were included from the effective date of the acquisition. Revenues are largely related to fees charged for software engineering services.

10.

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the periods ended January 30, 2004, and January 31, 2003, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Senior Subordinated Notes which include Advanced Input Devices, Inc., Amtech Automated Manufacturing Technology, Angus Electronics Co., Armtec Countermeasures Co., Armtec Defense Products Co., Auxitrol Co., Avista, Incorporated, Boyar-Schultz Corporation, BVR Technologies Co., Equipment Sales Co., EA Technologies Corporation, Excellon U.K., Fluid Regulators Corporation, H.A. Sales Co., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Mason Electric Co., MC Tech Co., McTaws Corporation, Memtron Technologies Co., Norwich Aero Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., SureSeal Corporation, Surftech Finishes Co., W. A. Whitney Co., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries),


which include Angelchance Ltd. (Weston), Auxitrol S.A., Auxitrol Technologies S.A., Auxitrol Asia PTE Ltd., Esterline Technologies DK Aps (Denmark), Esterline Technologies Ltd. (England), Esterline Technologies Ltd. (Hong Kong), Excellon Europa GmbH, Excellon Japan Co., Excellon France S.A.R.L., Muirhead Aerospace Ltd., Norcroft Dynamics Ltd., Pressure Systems International Ltd., W. A. Whitney Canada Ltd., and W. A. Whitney de Mexico S.A. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies and have fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes.

Condensed Consolidating Balance Sheet as of January 30, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$80,236	$4,878	$22,387	$-	$107,501
Cash in escrow	4,542	-	-	-	4,542
Short-term investments	7,776	-	-	-	7,776
Accounts receivable, net	166	59,618	26,776	-	86,560
Inventories	-	58,619	20,235	-	78,854
Income tax refundable	10,431	(160)	1,384	-	11,655
Deferred income tax benefits	14,559	-	(1,035)	-	13,524
Prepaid expenses	112	4,413	3,342	-	7,867

Total Current Assets	117,822	127,368	73,089	-	318,279

Property, Plant & Equipment, Net	2,423	89,658	26,689	-	118,770
Goodwill	-	155,727	36,669	-	192,396
Intangibles, Net	-	67,058	50,718	-	117,776
Debt Issuance Costs, Net	6,253	-	-	-	6,253
Other Assets	4,708	18,933	(84)	-	23,557
Amounts Due (To) From
Subsidiaries	102,292	19,924	-	(122,216)	-
Investment in Subsidiaries	466,540	-	90	(466,630)	-

Total Assets	$700,038	$478,668	$187,171	$(588,846)	$777,031


			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable	$16	$12,872	$7,894	$-	$20,782
Accrued liabilities	19,972	30,012	18,350	-	68,334
Credit facilities	-	-	3,031	-	3,031
Current maturities of
long-term debt	-	60	430	-	490
Federal and foreign
income taxes	-	-	-	-	-

Total Current Liabilities	19,988	42,944	29,705	-	92,637

Long-Term Debt, Net	245,861	53	1,999	-	247,913
Deferred Income Taxes	25,621	-	-	-	25,621
Net Liabilities of
Discontinued Operations	-	4,616	(2,324)	-	2,292
Amounts Due To (From)
Subsidiaries	-	-	134,424	(134,424)	-
Shareholders' Equity	408,568	431,055	23,367	(454,422)	408,568

Total Liabilities and
Shareholders' Equity	$700,038	$478,668	$187,171	$(588,846)	$777,031


Condensed Consolidating Statement of Operations for the three month period ended January 30, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net Sales	$-	$103,349	$29,486	$(237)	$132,598
Cost of Sales	-	73,271	19,562	(237)	92,596

	-	30,078	9,924	-	40,002
Expenses
Selling, general
and administrative	-	18,616	12,078	-	30,694
Research, development
and engineering	-	2,517	3,399	-	5,916

Total Expenses	-	21,133	15,477	-	36,610

Operating Earnings from
Continuing Operations	-	8,945	(5,553)	-	3,392

Other (income) expense	-	(558)	2	-	(556)
Interest income	(1,477)	(630)	(84)	1,878	(313)
Interest expense	4,217	626	1,328	(1,878)	4,293

Other (Income) Expense, Net	2,740	(562)	1,246	-	3,424

Income (Loss) from Continuing
Operations Before Taxes	(2,740)	9,507	(6,799)	-	(32)
Income Tax Expense (Benefit)	(740)	668	(1,838)	-	(1,910)

Income (Loss) From
Continuing Operations	(2,000)	8,839	(4,961)	-	1,878

Loss From Discontinued
Operations, Net of Tax	-	-	-	-	-
Equity in Net Income of
Consolidated Subsidiaries	3,878	-	-	(3,878)	-

Net Income (Loss)	$1,878	$8,839	$(4,961)	$(3,878)	$1,878


Condensed Consolidating Statement of Cash Flows for the three month period ended January 30, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$1,878	$8,839	$(4,961)	$(3,878)	$1,878
Depreciation & amortization	-	5,755	1,927	-	7,682
Deferred income taxes	1,227	-	74	-	1,301
Gain on sale of land	-	(557)	-	-	(557)
Working capital changes, net of
effect of acquisitions
Accounts receivable	(71)	11,449	4,450	-	15,828
Inventories	-	(803)	(221)	-	(1,024)
Prepaid expenses	22	(575)	(3)	-	(556)
Accounts payable	(122)	(1,493)	(1,582)	-	(3,197)
Accrued liabilities	(2,196)	(9,416)	3,400	-	(8,212)
Federal & foreign income taxes	(2,593)	(17)	(2,711)	-	(5,321)
Other, net	(780)	807	(5,053)	-	(5,026)

	(2,635)	13,989	(4,680)	(3,878)	2,796

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(217)	(4,360)	(593)	-	(5,170)
Proceeds from sale of land	-	1,159	-	-	1,159
Escrow deposit	(6)	-	-	-	(6)
Capital dispositions	40	213	132	-	385
Sale of short-term investments	5,021	-	-	-	5,021
Acquisitions of businesses, net	-	(6,593)	-	-	(6,593)

	4,838	(9,581)	(461)	-	(5,204)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock
issuance under employee
stock plans	1,171	-	-	-	1,171
Debt issuance costs	(125)	-	-	-	(125)
Net change in credit facilities	-	-	540	-	540
Repayment of long-term debt	(28,904)	(21)	(119)	-	(29,044)
Investment in subsidiaries	(3,964)	(2,555)	2,641	3,878	-

	(31,822)	(2,576)	3,062	3,878	(27,458)


			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Effect of foreign exchange
rates on cash	21	16	5,967	-	6,004

Net increase (decrease) in cash
and cash equivalents	(29,598)	1,848	3,888	-	(23,862)
Cash and cash equivalents
- beginning of year	109,834	3,030	18,499	-	131,363

Cash and cash equivalents
- end of year	$80,236	$4,878	$22,387	$-	$107,501


Condensed Consolidating Balance Sheet as of October 31, 2003

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$109,834	$3,030	$18,499	$-	$131,363
Cash in escrow	4,536	-	-	-	4,536
Short-term investments	12,797	-	-	-	12,797
Accounts receivable, net	95	69,297	29,003	-	98,395
Inventories	-	57,816	18,529	-	76,345
Income tax refundable	7,838	(160)	(1)	-	7,677
Deferred income tax benefits	17,490	-	(961)	-	16,529
Prepaid expenses	134	3,797	3,099	-	7,030

Total Current Assets	152,724	133,780	68,168	-	354,672

Property, Plant & Equipment, Net	2,332	89,160	25,598	-	117,090
Goodwill	-	151,696	33,657	-	185,353
Intangibles, Net	-	67,224	47,706	-	114,930
Debt Issuance Costs, Net	6,301	-	-	-	6,301
Other Assets	4,015	18,723	(454)	-	22,284
Amounts Due (To) From
Subsidiaries	79,494	17,488	-	(96,982)	-
Investment in Subsidiaries	462,423	-	83	(462,506)	-

Total Assets	$707,289	$478,071	$174,758	$(559,488)	$800,630

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable	$138	$14,315	$8,820	$-	$23,273
Accrued liabilities	22,168	38,913	13,910	-	74,991
Credit facilities	-	-	2,312	-	2,312
Current maturities of
long-term debt	30,000	75	398	-	30,473
Federal and foreign
income taxes	-	17	1,167	-	1,184

Total Current Liabilities	52,306	53,320	26,607	-	132,233


			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Long-Term Debt, Net	244,765	59	1,968	-	246,792
Deferred Income Taxes	27,325	-	-	-	27,325
Net Liabilities of
Discontinued Operations	-	2,719	(2,311)	-	408
Amounts Due To (From)
Subsidiaries	(10,979)	-	119,504	(108,525)	-
Shareholders' Equity	393,872	421,973	28,990	(450,963)	393,872

Total Liabilities and
Shareholders' Equity	$707,289	$478,071	$174,758	$(559,488)	$800,630


Condensed Consolidating Statement of Operations for the three month period ended January 31, 2003

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net Sales	$-	$103,208	$23,608	$(487)	$126,329
Cost of Sales	-	72,924	15,219	(487)	87,656

	-	30,284	8,389	-	38,673
Expenses
Selling, general
and administrative	-	18,460	5,957	-	24,417
Research, development
and engineering	-	1,984	2,198	-	4,182

Total Expenses	-	20,444	8,155	-	28,599

Operating Earnings from
Continuing Operations	-	9,840	234	-	10,074

Other (income) expense	-	53	(52)	-	1
Interest income	(1,333)	(2)	(110)	1,303	(142)
Interest expense	1,665	94	1,326	(1,303)	1,782

Other Expense, Net	332	145	1,164	-	1,641

Income (Loss) from Continuing
Operations Before Taxes	(332)	9,695	(930)	-	8,433
Income Tax Expense (Benefit)	(102)	2,978	(286)	-	2,590

Income (Loss) From
Continuing Operations	(230)	6,717	(644)	-	5,843

Equity in Net Income of
Consolidated Subsidiaries	6,073	-	-	(6,073)	-

Net Income (Loss)	$5,843	$6,717	$(644)	$(6,073)	$5,843


Condensed Consolidating Statement of Cash Flows for the three month period ended January 31, 2003

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$5,843	$6,717	$(644)	$(6,073)	$5,843
Depreciation & amortization	-	5,230	813	-	6,043
Deferred income taxes	2,941	771	1	-	3,713
Working capital changes, net of
effect of acquisitions
Accounts receivable	(26)	4,421	7,085	-	11,480
Inventories	-	(910)	(1,787)	-	(2,697)
Prepaid expenses	(67)	(301)	163	-	(205)
Accounts payable	(6)	(2,296)	(4,043)	-	(6,345)
Accrued liabilities	(1,623)	(2,599)	(2,371)	-	(6,593)
Federal & foreign income taxes	(2,522)	4,019	(371)	-	1,126
Other, net	75	(467)	(1,122)	-	(1,514)

	4,615	14,585	(2,276)	(6,073)	10,851

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	-	(2,863)	(803)	-	(3,666)
Escrow deposit	(1,000)	-	-	-	(1,000)
Capital dispositions	18	220	(238)	-	-
Acquisitions of businesses, net	-	(15,311)	-	-	(15,311)

	(982)	(17,954)	(1,041)	-	(19,977)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock
issuance under employee
stock plans	373	-	-	-	373
Net change in credit facilities	10,000	-	4,123	-	14,123
Repayment of long-term debt	-	(23)	(117)	-	(140)
Investment in subsidiaries	(14,286)	3,864	4,349	6,073	-

	(3,913)	3,841	8,355	6,073	14,356

Effect of foreign exchange
rates on cash	(338)	143	798	-	603

Net increase (decrease) in cash
and cash equivalents	(618)	615	5,836	-	5,833
Cash and cash equivalents
- beginning of year	6,602	1,485	14,424	-	22,511

Cash and cash equivalents
- end of year	$5,984	$2,100	$20,260	$-	$28,344


Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Overview

We operate our businesses in three segments: Avionics & Controls, Sensors & Systems and Advanced Materials. We serve primarily aerospace and defense customers with manufactured products such as high-end technology interface systems for commercial and military aircraft, and similar devices for land- and sea-based military vehicles; secure communication systems, specialized medical equipment and other industrial applications; sensors and other components for propulsion and guidance systems; and high-performance elastomers and other complex materials. We are concentrating our efforts to selectively expand our capabilities in markets for these products.

As part of our long-term strategic direction, we strive to anticipate the needs of our customers and to respond to such needs with comprehensive solutions worldwide. This effort focuses on continual research and new product development, acquisitions, and establishing strategic realignments of operations to expand our capability to offer a more extensive product line to each customer through a single contact. In the first quarter of fiscal 2004, we completed one acquisition in our Avionics & Controls segment for $6.5 million in cash.

On July 25, 2002, our Board of Directors adopted a formal plan for the sale of the assets and operations of our Automation segment. As a result, the consolidated financial statements present the Automation segment as a discontinued operation. In July 2003, we sold the assets of Excellon Automation and continue to pursue the sale of the remaining assets of the Automation segment.

Net earnings for the first fiscal quarter of 2004 were $1.9 million or $0.09 per share on a diluted basis, compared with $5.8 million or $0.28 per share in the prior fiscal year. Net earnings for the first fiscal quarter of 2004 included a $2.9 million after-tax charge, or $0.14 per share on a diluted basis, for severance in our Sensors & Systems segment. Net earnings in the first fiscal quarter of 2004 were favorably impacted by a $1.9 million, or $0.09 per share on a diluted basis, reduction in income tax expense and previously estimated liabilities as a result of receiving a Notice of Proposed Adjustment from the Internal Revenue Service covering their audit of research and development tax credits.

Results of Continuing Operations

Three Month Period Ended January 30, 2004 Compared to Three Month Period Ended January 31, 2003

Sales for the first fiscal quarter increased 5.0% when compared with the prior year period. Sales by segment were as follows:


(In thousands)
		Three Months Ended
	Incr./(Decr.)
	from prior	January 30,	January 31,
	year period	2004	2003

Avionics & Controls	(4.2%)	$46,316	$48,336
Sensors & Systems	44.5%	37,796	26,160
Advanced Materials	(6.2%)	48,398	51,624
Other	(57.9%)	88	209

Total Net Sales		$132,598	$126,329

The 4.2% decrease in Avionics & Controls principally reflected lower sales volumes of medical products due to customer inventory rationalization. In addition, prior year sales were enhanced by shipments of cockpit switches for a defense retrofit program. The first quarter of fiscal 2004 included $1.4 million in sales from the Avista acquisition in December 2003 and strong sales of technology interface systems for land-based vehicles. Aircraft spares sales were comparable to the first quarter of fiscal 2003, but below pre-September 11, 2001 levels. Order volume increased 27.1% compared to the fourth quarter of fiscal 2003 and was flat compared to the prior year quarter. The 27.1% increase from the fourth quarter of fiscal 2003 reflected the acquisition of Avista and its backlog and weak orders for commercial aircraft cockpit switches, displays and panels in the fourth quarter of fiscal 2003.

The 44.5% increase in sales of Sensors & Systems principally reflected $15.2 million in incremental sales from the Weston Group and BVR Aero Precision Corporation (BVR) acquisitions in the third and first quarters of fiscal 2003, respectively. The increase also reflected a stronger Euro relative to the U.S. dollar, as the average exchange rate from the Euro to the U.S. dollar increased from 1.02 in the first quarter of fiscal 2003 to 1.21 in the first quarter of fiscal 2004. The increase in Sensors & Systems sales was partially offset by a decline in commercial jet engine temperature and pressure sensor sales to OEMs, a reduction in spares sales to aftermarket customers, a decrease in distribution sales to the British Ministry of Defence (British MoD), and the sale of a small product line in the second quarter of fiscal 2003. Order volume increased 7.9% compared to the fourth quarter of fiscal 2003 and was up 12.0% over the comparable prior year quarter, reflecting the acquisition of the Weston Group and its backlog, and a stronger Euro relative to the U.S. dollar.

The 6.2% decrease in Advanced Materials reflected lower sales of elastomer material to aerospace and defense customers due to temporary shipment delays arising from production integration issues and customer inventory rationalization, as well as decreased shipments of combustible ordnance components. Order volume for the first fiscal quarter of 2004 is even with the fourth quarter of fiscal 2003 and was up 50.0% over the comparable prior year quarter, reflecting a significant order for combustible ordnance components.

Overall, for the first quarter of fiscal 2004, gross margin as a percentage of sales was 30.2% compared with 30.6% for the first quarter of fiscal 2003. Segment gross margins ranged from 23.7% to 35.6% for the first quarter of 2004 compared with 25.2% to 36.2% during the same period in fiscal 2003. Avionics & Controls gross margin decreased from the prior year period


due to lower sales to military OEMs. Sensors & Systems gross margin declined from the prior year period due to lower sales of temperature and pressure sensors and the effect of a weaker U.S. dollar compared to the Euro on U.S. dollar-denominated sales and Euro-denominated cost of sales. Advanced Materials gross margin declined when compared with the prior year period, reflecting lower sales for certain higher margin combustible ordnance components, and decreased sales volumes of elastomer material to aerospace and defense customers. In addition, elastomer material gross margins were impacted by increased insurance and workers compensation expenses and certain operational inefficiencies resulting in higher labor costs.

Selling, general and administrative expenses (which include corporate expenses) totaled $30.7 million and $24.4 million for the first fiscal quarter of 2004 and 2003, respectively, or 23.1% of sales for the first fiscal quarter of 2004 compared with 19.3% for the prior year period. The increase in selling, general and administrative expenses primarily reflected $4.5 million in severance in Sensors & Systems and increased amortization of intangible assets.

Research, development and engineering spending was $5.9 million, or 4.5% of sales, for the first fiscal quarter of 2004 compared with $4.2 million, or 3.3% of sales, for the first fiscal quarter of 2003. The increase in research, development and engineering spending principally reflected the acquisition of the Weston Group in the fourth quarter of fiscal 2003.

Segment earnings (operating earnings excluding corporate expenses) for the first fiscal quarter of 2004 totaled $7.3 million, compared with $13.2 million for the first fiscal quarter in 2003. Avionics & Controls earnings were $6.8 million for the first fiscal quarter of 2004 compared with $6.4 million for the first fiscal quarter of 2003, principally reflecting improved operating efficiencies and cost control. Sensors & Systems incurred a loss of $3.7 million for the first quarter of fiscal 2004 compared with earnings of $1.2 million for the first quarter of fiscal 2003. The $3.7 million loss primarily reflected $4.5 million in severance including legal costs covering 35 employees in engineering, production, quality, research and development and administration functions. In addition, nearly 20 employees elected early retirement or voluntarily resigned. A decline in temperature and pressure sensors sales, and sales to the British MoD for which we act as a distributor impacted Sensor & Systems earnings. Sensors & Systems earnings were also lower due to the effect of a weaker U.S. dollar relative to the Euro on U.S. dollar-denominated sales and Euro-denominated operating expenses. Advanced Materials earnings were $4.4 million for the first fiscal quarter of 2004 compared with $5.7 million for the first fiscal quarter of 2003. Advanced Materials earnings were impacted by integration expenses and certain production inefficiencies, lower margin product sales and severance expense.

Interest expense for the first quarter of 2004 was $4.3 million compared with $1.8 million for the first fiscal quarter of 2003, reflecting the additional interest expense on the $175 million senior subordinated debt issued in the third quarter of fiscal 2003.

During the first fiscal quarter of 2004, we sold land in Coachella, California, for cash and recorded a gain on sale of $557,000, which is included in other income.


The effective income tax rate for the first fiscal quarter of 2004 was 29.6% (before a $1.9 million reduction of previously estimated tax liabilities) compared with 30.7% for the first fiscal quarter of 2003. On February 4, 2004, we received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service covering the audit of research and development tax credits for fiscal years 1997 through 1999. As a result of the NOPA and the expectation of a similar result for fiscal years 2000 through 2003, we revised our estimated liability for income taxes as of January 30, 2004. The revision resulted in a $1.9 million reduction of previously estimated tax liabilities.

New orders for the first fiscal quarter of 2004 were $153.3 million compared with $128.2 million for the same period in 2003, an increase of 19.5%. Backlog at January 30, 2004 was $321.6 million compared with $283.7 million at the end of the prior year period and $300.9 million at October 31, 2003. The increase in orders and backlog primarily reflected the effect of a stronger Euro relative to the U.S. dollar in the Sensors & Systems segment, as well as fiscal 2003 acquisitions. Backlog at January 30, 2004 increased from October 31, 2003 and January 31, 2003 for all segments except Avionics & Controls. The decrease in backlog from the prior year period in Avionics & Controls is due to lower orders for cockpit switches, panels and displays.


Liquidity and Capital Resources

Cash and cash equivalents and short-term investments at January 30, 2004 totaled $115.3 million, a decrease of $28.9 million from October 31, 2003. Net working capital increased to $225.6 million at January 31, 2004 from $222.4 million at October 31, 2003. Sources of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows from operating activities were $2.8 million and $10.9 million in the first quarter of fiscal 2004 and 2003, respectively. The decrease reflected lower net earnings and a $5.8 million increase in cash paid for interest on the Senior Subordinated Notes, which require semi-annual interest payments in December and June. The decrease in cash flows used by investing activities principally reflected the acquisition of Avista for $6.5 million in the first quarter of fiscal 2004 and the acquisition of BVR in the prior year period for $11.3 million and an additional payment of $3.9 million under the Asset Purchase Agreement for the Electronic Warfare Passive Expendables Division of BAE SYSTEMS North America radar countermeasures chaff and infrared decoy flare operations. The increase in cash used by financing activities principally reflected the repayment of $30 million of the 1999 Senior Notes in accordance with terms.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $21.0 million during fiscal 2004, compared with $17.1 million expended in fiscal 2003. Capital expenditures for the first fiscal quarter of 2004 totaled $5.2 million, primarily for machinery and equipment and enhancements to information systems.

Total debt at January 30, 2004 was $251.4 million and consisted of $175.0 million of Senior Subordinated Notes, $70.0 million of 1999 Senior Notes, and $6.4 million of various foreign currency debt agreements, including capital lease obligations. The Senior Subordinated Notes are due June 15, 2013 at an interest rate of 7.75%. In September 2003 we entered into an interest rate swap agreement on $75 million of our Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed rate for a variable interest rate on $75 million of the $175 million principal amount outstanding. The 1999 Senior Notes have maturities ranging from November 2005 to 2008 and interest rates from 6.4% to 6.77%. We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through fiscal 2004. In addition, we believe that we have adequate access to capital markets to fund future acquisitions.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in "Forward Looking Statements and Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003, that may cause our or the industry's actual


results performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.


Item 4. Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 30, 2004. Based upon that evaluation, they concluded as of January 30, 2004 that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

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

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on March 3, 2004, the shareholders acted on the following proposals:

(a)	The election of the following directors for three-year terms expiring at the 2007 annual meeting:

		Votes Cast

	Name	For	Withheld

	Richard R. Albrecht	18,502,010	188,389
	John F. Clearman	18,288,030	402,369
	Jerry D. Leitman	18,504,522	185,877


	The election of the following director for a two-year term expiring at the 2006 annual meeting:

			Votes Cast

	Name		For	Withheld

	James L. Pierce		18,503,809	186,590

	The election of the following director for a one-year term expiring at the 2005 annual meeting:

			Votes Cast

	Name		For	Withheld

	Lewis E. Burns		18,504,325	186,074

	Current directors whose terms are continuing after the 2004 annual meeting are Ross J. Centanni, Robert S. Cline, Robert W. Cremin, and Anthony P. Franceschini.

(b)	The adoption of the 2004 Equity Incentive Plan:

		Votes Cast

		For	Against	Abstained

		14,068,821	1,380,931	633,373

	There were 2,607,274 broker non-votes on the above proposal.


Item 5. Other Events

We held our 2004 annual shareholders meeting on March 3, 2004 at 10:00 a.m. at the Harbor Club - Bellevue, located in Bellevue, Washington. The matters approved by the shareholders and the summary of the votes cast at the annual meeting are described herein under Item 4 of Part II. Effective at the conclusion of the 2004 annual meeting, E. John Finn and Wendell P. Hurlbut retired as directors. The retirement of Messrs. Finn and Hurlbut is in accordance with the Board of Directors' retirement policy.

Our Board of Directors appointed members to serve on the Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee and Executive Committee of the Board pursuant to recommendations made by the Nominating & Corporate Governance Committee. Effective March 3, 2004, the members of the committees of our Board of Directors are as follows:

Audit Committee

John F. Clearman, Chairman
Robert S. Cline
Anthony P. Franceschini
James L. Pierce

Compensation Committee

Jerry D. Leitman, Chairman
Richard R. Albrecht
Lewis E. Burns
Ross J. Centanni

Nominating & Corporate Governance Committee

Robert S. Cline, Chairman
Ross J. Centanni
James L. Pierce

Executive Committee

Robert W. Cremin, Chairman
Richard R. Albrecht
Anthony P. Franceshini
Jerry D. Leitman


Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.16j	Esterline Technologies Corporation Long-term Incentive Compensation Plan for Fiscal Years 2000-2004.

	10.20j	Esterline Technologies Corporation Fiscal Year 2004 Annual Incentive Compensation Plan.

	11	Schedule setting forth computation of basic and diluted earnings per common share for the three month periods ended January 30, 2004 and January 31, 2003.

	31.1	Certification of Chief Executive Officer.

	31.2	Certification of Chief Financial Officer.

	32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

We did not file any reports on Form 8-K during the three month period ended January 30, 2004.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: March 11, 2004	By:	/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer
Secretary and Treasurer
(Principal Financial
and Accounting Officer)
