Form 10-Q
period 2004-04-30
ESTERLINE TECHNOLOGIES CORP
filed 2004-06-09
CIK 33619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 ________________________________ FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

As of June 9, 2004, 21,168,953 shares of the issuer's common stock were outstanding.


PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION CONSOLIDATED BALANCE SHEET As of April 30, 2004 and October 31, 2003 (In thousands, except share amounts)

	April 30, 2004	October 31, 2003

ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$111,435	$131,363
Cash in escrow	1,007	4,536
Short-term investments	19,035	12,797
Accounts receivable, net of allowances of $2,931 and $2,669	86,884	98,395
Inventories Raw materials and purchased parts	38,375	38,678
Work in process	33,830	26,855
Finished goods	11,393	10,812

	83,598	76,345

Income tax refundable	4,079	7,677
Deferred income tax benefits	15,258	16,529
Prepaid expenses	9,117	7,030

Total Current Assets	330,413	354,672

Property, Plant and Equipment	239,427	226,881
Accumulated depreciation	119,883	109,791

	119,544	117,090

Other Non-Current Assets Goodwill	190,784	185,353
Intangibles, net	114,973	114,930
Debt issuance costs, net of accumulated amortization of $585 and $244	6,139	6,301
Other assets	22,279	22,284

	$784,132	$800,630


ESTERLINE TECHNOLOGIES CORPORATION CONSOLIDATED BALANCE SHEET As of April 30, 2004 and October 31, 2003 (In thousands, except share amounts)

	April 30, 2004	October 31, 2003

LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)

Current Liabilities Accounts payable	$ 22,251	$ 23,273
Accrued liabilities	72,316	74,991
Credit facilities	2,952	2,312
Current maturities of long-term debt	451	30,473
Federal and foreign income taxes	506	1,184

Total Current Liabilities	98,476	132,233

Long-Term Liabilities Long-term debt, net of current maturities	245,631	246,792
Deferred income taxes	25,178	27,325

Commitments and Contingencies	-	-

Net Liabilities of Discontinued Operations	2,868	408

Shareholders' Equity Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 21,168,953 and 21,062,999 shares	4,234	4,213
Additional paid-in capital	118,006	116,761
Retained earnings	278,390	266,600
Accumulated other comprehensive income	11,349	6,298

Total Shareholders' Equity	411,979	393,872

	$784,132	$800,630


ESTERLINE TECHNOLOGIES CORPORATION CONSOLIDATED STATEMENT OF OPERATIONS For the Three and Six Month Periods Ended April 30, 2004 and May 2, 2003 (Unaudited) (In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	April 30, 2004	May 2, 2003	April 30, 2004	May 2, 2003

Net Sales	$150,194	$135,281	$282,792	$261,610
Cost of Sales	99,890	94,711	192,486	182,367

	50,304	40,570	90,306	79,243

Expenses Selling, general & administrative	26,866	27,231	57,560	51,648
Research, development & engineering	6,442	3,975	12,358	8,157

Total Expenses	33,308	31,206	69,918	59,805

Operating Earnings From Continuing Operations	16,996	9,364	20,388	19,438

Gain on sale of product line	-	(863)	-	(863)
Loss on derivative financial instruments	-	74	-	74
Other income	(19)	(3)	(575)	(2)
Interest income	(284)	(124)	(597)	(266)
Interest expense	4,164	1,719	8,457	3,501

Other Expense, Net	3,861	803	7,285	2,444

Income From Continuing Operations Before Income Taxes	13,135	8,561	13,103	16,994
Income Tax Expense	3,895	2,519	1,985	5,109

Income From Continuing Operations	9,240	6,042	11,118	11,885

Income (Loss) From Discontinued Operations, Net of Tax	672	(5,808)	672	(5,808)

Net Earnings	$ 9,912	$ 234	$ 11,790	$ 6,077


ESTERLINE TECHNOLOGIES CORPORATION CONSOLIDATED STATEMENT OF OPERATIONS For the Three and Six Month Periods Ended April 30, 2004 and May 2, 2003 (Unaudited) (In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	April 30, 2004	May 2, 2003	April 30, 2004	May 2, 2003

Earnings (Loss) Per Share - Basic: Continuing operations	$ .44	$ .29	$ .53	$ .57
Discontinued operations	.03	(.28)	.03	(.28)

Earnings per share - basic	$ .47	$ .01	$ .56	$ .29

Earnings (Loss) Per Share - Diluted: Continuing operations	$ .43	$ .29	$ .52	$ .57
Discontinued operations	.03	(.28)	.03	(.28)

Earnings per share - diluted	$ .46	$ .01	$ .55	$ .29


ESTERLINE TECHNOLOGIES CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS For the Six Month Periods Ended April 30, 2004 and May 2, 2003 (Unaudited) (In thousands)

	Six Months Ended

	April 30, 2004	May 2, 2003

Cash Flows Provided (Used) by Operating Activities Net earnings	$ 11,790	$ 6,077
Depreciation and amortization	14,936	11,458
Deferred income taxes	(876)	1,969
Gain on sale of product line	-	(863)
Gain on sale of land	(577)	-
Working capital changes, net of effect of acquisitions Accounts receivable	14,482	(1,438)
Inventories	(6,392)	(2,054)
Prepaid expenses	(1,933)	(60)
Accounts payable	(1,457)	(4,830)
Accrued liabilities	(203)	(1,830)
Federal and foreign income taxes	2,801	798
Other, net	(435)	4,355

	32,136	13,582

Cash Flows Provided (Used) by Investing Activities Purchases of capital assets	(11,588)	(7,078)
Proceeds from sale of product line	-	5,630
Proceeds from sale of land	1,179	-
Capital dispositions	433	532
Purchase of short-term investments	(6,238)	-
Acquisitions of businesses, net of cash acquired	(6,633)	(15,311)

	(22,847)	(16,227)


ESTERLINE TECHNOLOGIES CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS For the Six Month Periods Ended April 30, 2004 and May 2, 2003 (Unaudited) (In thousands)

	Six Months Ended

	April 30, 2004	May 2, 2003

Cash Flows Provided (Used) by Financing Activities Proceeds provided by stock issuance under employee stock plans	1,266	836
Debt and other issuance costs	(179)	-
Net change in credit facilities	564	8,690
Repayment of long-term obligations	(31,265)	(253)

	(29,614)	9,273

Effect of Foreign Exchange Rates on Cash	397	1,972

Net Increase (Decrease) in Cash and Cash Equivalents	(19,928)	8,600

Cash and Cash Equivalents - Beginning of Period	131,363	22,511

Cash and Cash Equivalents - End of Period	$111,435	$ 31,111

Supplemental Cash Flow Information Cash Paid for Interest	$ 9,265	$ 3,495
Cash Paid (Refunded) for Taxes	562	(1,793)


ESTERLINE TECHNOLOGIES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Month Periods Ended April 30, 2004 and May 2, 2003

1.

The consolidated balance sheet as of April 30, 2004, the consolidated statement of operations for the three and six month periods ended April 30, 2004 and May 2, 2003, and the consolidated statement of cash flows for the six month periods ended April 30, 2004 and May 2, 2003 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

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

4.	The Company's comprehensive income is as follows:

	(In thousands)	Three Months Ended		Six Months Ended

		April 30, 2004	May 2, 2003	April 30, 2004	May 2, 2003

	Net Earnings	$ 9,912	$ 234	$11,790	$ 6,077
	Change in Fair Value of Derivative Financial Instruments, Net of Tax	(170)	558	490	217
	Foreign Currency Translation Adj.	(6,426)	677	4,561	5,911

	Comprehensive Income	$ 3,316	$1,469	$16,841	$12,205

5.

On July 25, 2002, the Board of Directors adopted a formal plan for the sale of the assets and operations of its Automation segment. As a result, the consolidated financial statements present the Automation segment as a discontinued operation. On July 23, 2003, the Company sold the assets of its Excellon Automation subsidiary. At April 30, 2004, working capital and property, plant and equipment of the remaining unit within the Automation segment aggregated $8,018,000, and the reserve for loss on disposal and losses during the


phase-out period totaled $10,886,000. Sales in the Automation segment were $5.7 million and $6.6 million for the three month periods ended April 30, 2004 and May 2, 2003, respectively and $10.3 million and $15.6 million for the six month periods ended April 30, 2004 and May 2, 2003, respectively. The Company continues to actively pursue the sale of the remaining assets of the Automation segment.

6.

The effective tax rate for the first six months of 2004 was 29.6% (before a $1.9 million reduction of previously estimated tax liabilities) compared with 30.1% for the first six months of 2003. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits. On February 4, 2004, the Company received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service covering the audit of research and development tax credits for fiscal years 1997 through 1999. As a result of the NOPA and the expectation of a similar result for fiscal years 2000 through 2003, management revised the Company's estimated liability for income taxes as of January 30, 2004. The revision resulted in a $1.9 million reduction of previously estimated tax liabilities.

7.

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock option and employee stock purchase plans, which does not require income statement recognition of options granted at the market price on the date of issuance. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (FAS 123 Adjustment), "Accounting for Stock-Based Compensation" (Statement No. 123):

	(In thousands, except per share amounts)	Three Months Ended		Six Months Ended

		April 30, 2004	May 2, 2003	April 30, 2004	May 2, 2003

	Net earnings, as reported	$9,912	$ 234	$11,790	$6,077
	Deduct: FAS 123 Adjustment	(466)	(216)	(952)	(625)

	Pro forma net earnings	$9,446	$ 18	$10,838	$5,452

	Basic earnings per share, as reported	$ .47	$ .01	$ .56	$ .29
	Deduct: FAS 123 Adjustment	(.02)	(.01)	(.05)	(.03)

	Pro forma basic earnings per share	$ .45	$ -	$ .51	$ .26

	Diluted earnings per share, as reported	$ .46	$ .01	$ .55	$ .29
	Deduct: FAS 123 Adjustment	(.02)	(.01)	(.05)	(.03)

	Pro forma diluted earnings per share	$ .44	$ -	$ .50	$ .26


8.	The Company has a contributory pension plan for substantially all U.S.-based employees. Components of net periodic pension cost consisted of the following:

(In thousands)	Three Months Ended		Six Months Ended

	April 30, 2004	May 2, 2003	April 30, 2004	May 2, 2003

Components of Net Periodic
Pension Cost
Service cost	$ 906	$ 547	$ 1,814	$ 1,638
Interest cost	1,729	1,098	3,461	3,289
Expected return on plan assets	(2,236)	(1,305)	(4,477)	(3,912)
Amortization of transition
asset	-	22	-	66
Amortization of prior
service cost	4	2	8	9
Amortization of actuarial loss	148	237	297	711

Net Periodic Cost	$ 551	$ 601	$ 1,103	$ 1,801

9.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended		Six Months Ended

	April 30, 2004	May 2, 2003	April 30, 2004	May 2, 2003

Net Sales
Avionics & Controls	$ 52,292	$ 49,797	$ 98,608	$ 98,133
Sensors & Systems	43,252	36,805	81,048	62,965
Advanced Materials	54,410	48,561	102,808	100,185
Other	240	118	328	327

Total Net Sales	$150,194	$135,281	$282,792	$261,610

Segment Earnings
Avionics & Controls	$ 8,619	$ 6,783	$ 15,428	$ 13,212
Sensors & Systems	5,292	3,235	1,570	4,427
Advanced Materials	7,429	4,734	11,842	10,428
Other	(40)	(246)	(221)	(347)

Total Segment Earnings	$ 21,300	$ 14,506	$ 28,619	$ 27,720


10.

On December 1, 2003, the Company acquired all of the outstanding capital stock of AVISTA, Incorporated (AVISTA), a $10 million (sales) Wisconsin-based developer of embedded avionics software, for approximately $6.5 million in cash. A purchase price adjustment is payable to the seller in December 2004 and 2005 contingent upon the achievement of financial results as defined in the Stock Purchase Agreement. AVISTA provides a software engineering center to support the Company's customers with such applications as primary flight displays, flight management systems, air data computers and engine control systems. AVISTA is included in the Avionics & Controls segment and the results of its operations were included from the effective date of the acquisition. Revenues are largely fees charged for software engineering services.

11.

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the periods ended April 30, 2004, and May 2, 2003, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Senior Subordinated Notes which include Advanced Input Devices, Inc., Amtech Automated Manufacturing Technology, Angus Electronics Co., Armtec Countermeasures Co., Armtec Defense Products Co., Auxitrol Co., AVISTA, Incorporated, Boyar-Schultz Corporation, BVR Technologies Co., Equipment Sales Co., EA Technologies Corporation, Excellon U.K., Fluid Regulators Corporation, H.A. Sales Co., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Mason Electric Co., MC Tech Co., McTaws Corporation, Memtron Technologies Co., Norwich Aero Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., SureSeal Corporation, Surftech Finishes Co., W. A. Whitney Co., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Angelchance Ltd. (Weston), Auxitrol S.A., Auxitrol Technologies S.A., Auxitrol Asia PTE Ltd., Esterline Technologies DK Aps (Denmark), Esterline Technologies Ltd. (England), Esterline Technologies Ltd. (Hong Kong), Excellon Europa GmbH, Excellon France S.A.R.L., Excellon Japan Co., Muirhead Aerospace Ltd., Norcroft Dynamics Ltd., Pressure Systems International Ltd., W. A. Whitney Canada Ltd., and W. A. Whitney de Mexico S.A. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies and have fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes.


Condensed Consolidating Balance Sheet as of April 30, 2004

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$82,697	$4,396	$24,342	$-	$111,435
Cash in escrow	1,007	-	-	-	1,007
Short-term investments	19,035	-	-	-	19,035
Accounts receivable, net	(1,095)	61,731	26,248	-	86,884
Inventories	-	62,637	20,961	-	83,598
Income tax refundable	4,153	(72)	(2)	-	4,079
Deferred income tax benefits	16,266	-	(1,008)	-	15,258
Prepaid expenses	58	5,296	3,763	-	9,117

Total Current Assets	122,121	133,988	74,304	-	330,413

Property, Plant & Equipment, Net	2,459	92,036	25,049	-	119,544
Goodwill	-	158,841	31,943	-	190,784
Intangibles, Net	175	66,380	48,418	-	114,973
Debt Issuance Costs, Net	6,139	-	-	-	6,139
Other Assets	3,683	19,178	(582)	-	22,279
Amounts Due (To) From Subsidiaries	87,838	25,772	-	(113,610)	-
Investment in Subsidiaries	478,207	-	86	(478,293)	-

Total Assets	$700,622	$496,195	$179,218	$(591,903)	$784,132


			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable	$17	$12,896	$9,338	$-	$22,251
Accrued liabilities	19,693	36,532	16,091	-	72,316
Credit facilities	-	-	2,952	-	2,952
Current maturities of long-term debt	-	44	407	-	451
Federal and foreign income taxes	-	3	503	-	506

Total Current Liabilities	19,710	49,475	29,291	-	98,476

Long-Term Debt, Net	243,755	48	1,828	-	245,631
Deferred Income Taxes	25,178	-	-	-	25,178
Net Liabilities of Discontinued Operations	-	5,138	(2,270)	-	2,868
Amounts Due To (From) Subsidiaries	-	-	125,082	(125,082)	-
Shareholders' Equity	411,979	441,534	25,287	(466,821)	411,979

Total Liabilities and Shareholders' Equity	$700,622	$496,195	$179,218	$(591,903)	$784,132


Condensed Consolidating Statement of Operations for the three month period ended April 30, 2004

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net Sales	$-	$117,312	$33,106	$(224)	$150,194
Cost of Sales	-	80,189	19,925	(224)	99,890

	-	37,123	13,181	-	50,304

Expenses Selling, general and administrative	-	20,054	6,812	-	26,866
Research, development and engineering	-	2,829	3,613	-	6,442

Total Expenses	-	22,883	10,425	-	33,308

Operating Earnings from Continuing Operations	-	14,240	2,756	-	16,996

Other (income) expense	-	(20)	1	-	(19)
Interest income	(1,495)	(628)	(56)	1,895	(284)
Interest expense	4,078	626	1,355	(1,895)	4,164

Other (Income) Expense, Net	2,583	(22)	1,300	-	3,861

Income (Loss) from Continuing Operations Before Taxes	(2,583)	14,262	1,456	-	13,135
Income Tax Expense (Benefit)	(830)	4,464	261	-	3,895

Income (Loss) From Continuing Operations	(1,753)	9,798	1,195	-	9,240

Income From Discontinued Operations, Net of Tax	-	672	-	-	672
Equity in Net Income of Consolidated Subsidiaries	11,665	-	-	(11,665)	-

Net Income (Loss)	$9,912	$10,470	$1,195	$(11,665)	$9,912


Condensed Consolidating Statement of Operations for the six month period ended April 30, 2004

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net Sales	$-	$220,661	$62,592	$(461)	$282,792
Cost of Sales	-	153,460	39,487	(461)	192,486

	-	67,201	23,105	-	90,306

Expenses Selling, general and administrative	-	38,670	18,890	-	57,560
Research, development and engineering	-	5,346	7,012	-	12,358

Total Expenses	-	44,016	25,902	-	69,918

Operating Earnings (Loss) from Continuing Operations	-	23,185	(2,797)	-	20,388

Other (income) expense	-	(578)	3	-	(575)
Interest income	(2,972)	(1,258)	(140)	3,773	(597)
Interest expense	8,295	1,252	2,683	(3,773)	8,457

Other (Income) Expense, Net	5,323	(584)	2,546	-	7,285

Income (Loss) from Continuing Operations Before Taxes	(5,323)	23,769	(5,343)	-	13,103
Income Tax Expense (Benefit)	(1,570)	5,132	(1,577)	-	1,985

Income (Loss) From Continuing Operations	(3,753)	18,637	(3,766)	-	11,118

Income From Discontinued Operations, Net of Tax	-	672	-	-	672
Equity in Net Income of Consolidated Subsidiaries	15,543	-	-	(15,543)	-

Net Income (Loss)	$11,790	$19,309	$(3,766)	$(15,543)	$11,790


Condensed Consolidating Statement of Cash Flows for the six month period ended April 30, 2004

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$11,790	$19,309	$(3,766)	$(15,543)	$11,790
Depreciation & amortization	-	10,963	3,973	-	14,936
Deferred income taxes	(923)	-	47	-	(876)
Gain on sale of land	-	(577)	-	-	(577)
Working capital changes, net of effect of acquisitions Accounts receivable	1,190	9,298	3,994	-	14,482
Inventories	-	(4,821)	(1,571)	-	(6,392)
Prepaid expenses	76	(1,458)	(551)	-	(1,933)
Accounts payable	(121)	(1,469)	133	-	(1,457)
Accrued liabilities	1,054	(2,896)	1,639	-	(203)
Federal & foreign income taxes	3,685	(102)	(782)	-	2,801
Other, net	(6)	(2,875)	2,446	-	(435)

	16,745	25,372	5,562	(15,543)	32,136

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(362)	(10,176)	(1,050)	-	(11,588)
Proceeds from sale of land	-	1,179	-	-	1,179
Capital dispositions	-	437	(4)	-	433
Purchase of short-term investments	(6,238)	-	-	-	(6,238)
Acquisitions of businesses, net	-	(6,633)	-	-	(6,633)

	(6,600)	(15,193)	(1,054)	-	(22,847)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	1,266	-	-	-	1,266
Debt issuance costs	(179)	-	-	-	(179)
Net change in credit facilities	-	-	564	-	564
Repayment of long-term debt	(31,010)	(42)	(213)	-	(31,265)
Investment in subsidiaries	(6,617)	(8,777)	(149)	15,543	-

	(36,540)	(8,819)	202	15,543	(29,614)


			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Effect of Foreign Exchange Rates on Cash	(742)	6	1,133	-	397

Net Increase (Decrease) in Cash and Cash Equivalents	(27,137)	1,366	5,843	-	(19,928)
Cash and Cash Equivalents - Beginning of Year	109,834	3,030	18,499	-	131,363

Cash and Cash Equivalents - End of Year	$82,697	$4,396	$24,342	$-	$111,435


Condensed Consolidating Balance Sheet as of October 31, 2003

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$109,834	$3,030	$18,499	$-	$131,363
Cash in escrow	4,536	-	-	-	4,536
Short-term investments	12,797	-	-	-	12,797
Accounts receivable, net	95	69,297	29,003	-	98,395
Inventories	-	57,816	18,529	-	76,345
Income tax refundable	7,838	(160)	(1)	-	7,677
Deferred income tax benefits	17,490	-	(961)	-	16,529
Prepaid expenses	134	3,797	3,099	-	7,030

Total Current Assets	152,724	133,780	68,168	-	354,672

Property, Plant & Equipment, Net	2,332	89,160	25,598	-	117,090
Goodwill	-	151,696	33,657	-	185,353
Intangibles, Net	-	67,224	47,706	-	114,930
Debt Issuance Costs, Net	6,301	-	-	-	6,301
Other Assets	4,015	18,723	(454)	-	22,284
Amounts Due (To) From Subsidiaries	79,494	17,488	-	(96,982)	-
Investment in Subsidiaries	462,423	-	83	(462,506)	-

Total Assets	$707,289	$478,071	$174,758	$(559,488)	$800,630

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable	$138	$14, 315	$8,820	$-	$23,273
Accrued liabilities	22,168	38,913	13,910	-	74,991
Credit facilities	-	-	2,312	-	2,312
Current maturities of long-term debt	30,000	75	398	-	30,473
Federal and foreign income taxes	-	17	1,167	-	1,184

Total Current Liabilities	52,306	53,320	26,607	-	132,233


			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Long-Term Debt, Net	244,765	59	1,968	-	246,792
Deferred Income Taxes	27,325	-	-	-	27,325
Net Liabilities of Discontinued Operations	-	2,719	(2,311)	-	408
Amounts Due To (From) Subsidiaries	(10,979)	-	119,504	(108,525)	-
Shareholders' Equity	393,872	421,973	28,990	(450,963)	393,872

Total Liabilities and Shareholders' Equity	$707,289	$478,071	$174,758	$(559,488)	$800,630


Condensed Consolidating Statement of Operations for the three month period ended May 2, 2003

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net Sales	$-	$102,684	$32,913	$(316)	$135,281
Cost of Sales	-	72,442	22,585	(316)	94,711

	-	30,242	10,328	-	40,570

Expenses Selling, general and administrative	-	21,348	5,883	-	27,231
Research, development and engineering	-	1,662	2,313	-	3,975

Total Expenses	-	23,010	8,196	-	31,206

Operating Earnings from Continuing Operations	-	7,232	2,132	-	9,364

Gain on sale of product line	-	-	(863)		(863)
Loss on derivative financial instruments	74	-	-		74
Other (income) expense	(1)	39	(41)	-	(3)
Interest income	(1,435)	(2)	(84)	1,397	(124)
Interest expense	1,671	(69)	1,514	(1,397)	1,719

Other (Income) Expense, Net	309	(32)	526	-	803

Income (Loss) from Continuing Operations Before Taxes	(309)	7,264	1,606	-	8,561
Income Tax Expense (Benefit)	(91)	2,121	489	-	2,519

Income (Loss) From Continuing Operations	(218)	5,143	1,117	-	6,042

Loss From Discontinued Operations, Net of Tax	-	(5,808)	-	-	(5,808)
Equity in Net Income of Consolidated Subsidiaries	452	-	-	(452)	-

Net Income (Loss)	$234	$(665)	$1,117	$(452)	$234


Condensed Consolidating Statement of Operations for the six month period ended May 2, 2003

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net Sales	$-	$205,892	$56,521	$(803)	$261,610
Cost of Sales	-	145,366	37,804	(803)	182,367

	-	60,526	18,717	-	79,243

Expenses Selling, general and administrative	-	39,808	11,840	-	51,648
Research, development and engineering	-	3,646	4,511	-	8,157

Total Expenses	-	43,454	16,351	-	59,805

Operating Earnings from Continuing Operations	-	17,072	2,366	-	19,438

Gain on sale of product line	-	-	(863)		(863)
Loss on derivative financial instruments	74	-	-		74
Other (income) expense	(1)	92	(93)	-	(2)
Interest income	(2,768)	(4)	(194)	2,700	(266)
Interest expense	3,336	25	2,840	(2,700)	3,501

Other Expense, Net	641	113	1,690	-	2,444

Income (Loss) from Continuing Operations Before Taxes	(641)	16,959	676	-	16,994
Income Tax Expense (Benefit)	(193)	5,099	203	-	5,109

Income (Loss) From Continuing Operations	(448)	11,860	473	-	11,885

Loss From Discontinued Operations, Net of Tax	-	(5,808)	-	-	(5,808)
Equity in Net Income of Consolidated Subsidiaries	6,525	-	-	(6,525)	-

Net Income (Loss)	$6,077	$6,052	$473	$(6,525)	$6,077


Condensed Consolidating Statement of Cash Flows for the six month period ended May 2, 2003

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$6,077	$6,052	$473	$(6,525)	$6,077
Depreciation & amortization	-	9,906	1,552	-	11,458
Deferred income taxes	538	1,431	-	-	1,969
Gain on sale of product line	-	-	(863)	-	(863)
Working capital changes, net of effect of acquisitions Accounts receivable	(253)	(3,041)	1,856	-	(1,438)
Inventories	-	(1,046)	(1,008)	-	(2,054)
Prepaid expenses	11	(319)	248	-	(60)
Accounts payable	(25)	(823)	(3,982)	-	(4,830)
Accrued liabilities	818	(1,455)	(1,193)	-	(1,830)
Federal & foreign income taxes	(4,996)	5,793	1	-	798
Other, net	(319)	(4,981)	9,655	-	4,355

	1,851	11,517	6,739	(6,525)	13,582

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(123)	(5,948)	(1,007)	-	(7,078)
Proceeds from sale of product line	-	-	5,630	-	5,630
Capital dispositions	108	5	419	-	532
Acquisitions of businesses, net	-	(15,311)	-		(15,311)

	(15)	(21,254)	5,042	-	(16,227)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	836	-	-	-	836
Net change in credit facilities	5,000	-	3,690	-	8,690
Repayment of long-term debt	-	(40)	(213)	-	(253)
Investment in subsidiaries	(12,580)	10,772	(4,717)	6,525	-

	(6,744)	10,732	(1,240)	6,525	9,273

Effect of Foreign Exchange Rates on Cash	215	70	1,687	-	1,972

Net Increase (Decrease) in Cash and Cash Equivalents	(4,693)	1,065	12,228	-	8,600
Cash and Cash Equivalents - Beginning of Year	6,602	1,485	14,424	-	22,511

Cash and Cash Equivalents - End of Year	$1,909	$2,550	$26,652	$-	$31,111


Item 2.	Management's Discussion and Analysis of Financial Condition and
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

On July 25, 2002, our Board of Directors adopted a formal plan for the sale of the assets and operations of our Automation segment. As a result, the consolidated financial statements present the Automation segment as a discontinued operation. In fiscal 2002, we recorded an after-tax loss from discontinued operations of $25.0 million. In the second quarter of fiscal 2003, we recorded an additional charge of $5.8 million, net of a $3.5 million tax benefit, for losses in our discontinued operations. This additional charge was precipitated by prolonged weakness in electronics, telecommunications and heavy equipment markets, which led to higher operating losses and longer than expected holding periods for our discontinued operations. In July 2003, we sold the assets of Excellon Automation. In the second quarter of fiscal 2004, our remaining discontinued operation had net earnings of $672,000, net of tax of $378,000, reflecting a recovering business environment. We continue to pursue the sale of the remaining assets of the Automation segment.


Results of Continuing Operations

Three Month Period Ended April 30, 2004 Compared to Three Month Period Ended May 2, 2003

Sales for the second fiscal quarter increased 11.0% when compared with the prior year period. Sales by segment were as follows:

(In thousands)
		Three Months Ended
	Incr./(Decr.)
	from prior	April 30,	May 2,
	year period	2004	2003

Avionics & Controls	5.0%	$52,292	$49,797
Sensors & Systems	17.5%	43,252	36,805
Advanced Materials	12.0%	54,410	48,561
Other	103.4%	240	118

Total Net Sales		$150,194	$135,281

The 5.0% increase in Avionics & Controls principally reflected $2.5 million in sales from the December 2003 acquisition of AVISTA. Additionally, higher sales of cockpit grips and controls and technology interface systems for land-based vehicles were offset by lower sales of specialized medical equipment and cockpit switches.

The 17.5% increase in sales of Sensors & Systems principally reflected $15.5 million in incremental sales from the Weston Group acquisition, and was partially offset by lower distribution sales to the British Ministry of Defence (British MoD) and the sale of a small product line in the second quarter of fiscal 2003. Sensors & Systems sales also reflected a stronger Euro relative to the U.S. dollar, as the average exchange rate from the Euro to the U.S. dollar increased from 1.09 in the second quarter of fiscal 2003 to 1.22 in the second quarter of fiscal 2004.

The 12.0% increase in Advanced Materials reflected higher sales of countermeasure devices and was partially offset by lower sales of elastomer material to aerospace and defense customers due to temporary shipment delays arising from production integration issues.

Overall, for the second quarter of fiscal 2004, gross margin as a percentage of sales was 33.5% compared with 30.0% for the second quarter of fiscal 2003. Segment gross margins ranged from 27.0% to 40.1% for the second quarter of 2004 compared with 25.8% to 32.3% during the same period in fiscal 2003. Avionics & Controls gross margin increased from the prior year period due to lower engineering expense, particularly in cockpit control products and incremental gross margin from the AVISTA acquisition. Sensors & Systems gross margin increased from the prior year period, reflecting improved sales mix of higher margin sales from the Weston acquisition and greater aftermarket spares sales. Advanced Materials gross margin increased when compared with the prior year period, reflecting increased sales volumes of countermeasure devices and improved margins at a metal finishing operation. These gross margins were impacted by decreased sales volumes of elastomer material to aerospace and defense customers,


increased insurance and workers compensation expenses and certain operational inefficiencies from integrating acquired businesses which resulted in higher labor costs.

Selling, general and administrative expenses (which include corporate expenses) totaled $26.9 million and $27.2 million for the second fiscal quarter of 2004 and 2003, respectively, or 17.9% of sales for the second fiscal quarter of 2004 compared with 20.1% for the prior year period. The decrease in selling, general and administrative expenses primarily reflected lower pension cost and improved cost control, partially offset by incremental selling, general and administrative expenses from the Weston Group and AVISTA acquisitions.

Research, development and engineering spending was $6.4 million, or 4.3% of sales, for the second fiscal quarter of 2004 compared with $4.0 million, or 2.9% of sales, for the second fiscal quarter of 2003. The increase in research, development and engineering spending principally reflected the acquisition of the Weston Group in the third quarter of fiscal 2003.

Segment earnings (operating earnings excluding corporate expenses) for the second fiscal quarter of 2004 totaled $21.3 million, compared with $14.5 million for the second fiscal quarter in 2003. Avionics & Controls earnings were $8.6 million for the second fiscal quarter of 2004 compared with $6.8 million for the second fiscal quarter of 2003, principally reflecting higher sales volumes of control products to defense customers and improved cost control. Sensors & Systems earnings were $5.3 million for the second quarter of fiscal 2004 compared with $3.2 million for the second quarter of fiscal 2003, primarily reflecting cost savings in engineering, production, quality, research and development and administration functions. A decline in sales to the British MoD for which we act as a distributor, as well as higher selling and engineering development expenses for motion control products, impacted Sensors & Systems earnings. Additionally, the effect of a weaker U.S. dollar relative to the Euro on U.S. dollar-denominated sales and Euro-denominated operating expenses impacted Sensors & Systems earnings. Advanced Materials earnings were $7.4 million for the second fiscal quarter of 2004 compared with $4.7 million for the second fiscal quarter of 2003, reflecting higher earnings from countermeasure operations, which were lower in fiscal 2003 due to a temporary facility shut down. Advanced Materials earnings were impacted by acquisition integration expenses and certain production inefficiencies and lower margin product sales.

Interest expense for the second quarter of 2004 was $4.2 million compared with $1.7 million for the second fiscal quarter of 2003, reflecting the additional interest expense on $175 million Senior Subordinated Notes issued in the third quarter of fiscal 2003.

The effective income tax rate for the second fiscal quarter of 2004 was 29.7% compared with 29.4% for the second fiscal quarter of 2003. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits.

New orders for the second fiscal quarter of 2004 were $158.5 million compared with $153.3 million for the first fiscal quarter of 2004 and $165.9 million for the same period in 2003. Avionics & Controls order volume increased 35.8% compared to the first quarter of fiscal 2004 and was up 35.1% compared to the prior year quarter. The increase from the prior year reflected


the acquisition of AVISTA and its backlog and increased order volume for cockpit panels and controls. Sensors & Systems order volume decreased 5.6% compared to the first quarter of fiscal 2004 and was up 129.4% over the comparable prior year quarter, reflecting the acquisition of the Weston Group and its backlog and a stronger Euro relative to the U.S. dollar. Advanced Materials order volume decreased 16.0% compared to the first fiscal quarter of 2004 and was down 50.4% over the comparable prior year quarter, reflecting the timing of receiving orders for combustible ordnance components.

Six Month Period Ended April 30, 2004 Compared to Six Month Period Ended May 2, 2003

Year-to-date sales increased 8.1% when compared with the prior year period. Sales by segment were as follows:

(In thousands)
		Six Months Ended
	Incr./(Decr.)
	from prior	April 30,	May 2,
	year period	2004	2003

Avionics & Controls	0.5%	$98,608	$98,133
Sensors & Systems	28.7%	81,048	62,965
Advanced Materials	2.6%	102,808	100,185
Other	0.3%	328	327

Total Net Sales		$282,792	$261,610

Avionics & Controls sales were about equal with the prior year period. Incremental sales from the AVISTA acquisition in December 2003 of $3.9 million, increased sales of technology interface systems for land-based military vehicles, and higher sales of cockpit grips and controls were offset by lower sales volumes of specialized medical equipment and cockpit switch sales, which last year benefited from a defense retrofit program.

The 28.7% increase in sales of Sensors & Systems principally reflected $29.8 million in incremental sales from the Weston Group acquisition, and was partially offset by a reduction in distribution sales to the British MoD and the sale of a small product line in the second quarter of fiscal 2003. The increase also reflected a stronger Euro relative to the U.S. dollar, as the average exchange rate from the Euro to the U.S. dollar increased from 1.07 in the first six months of fiscal 2003 to 1.22 in the first six months of fiscal 2004.

The 2.6% increase in Advanced Materials reflected higher sales of countermeasure devices. These higher sales were partially offset by lower sales of combustible ordnance components due to customer delays and reduced program requirements. Additionally, elastomer material sales to aerospace and defense customers decreased due to temporary shipment delays arising from production integration issues.

Overall, gross margin as a percentage of sales was 31.9% for the first six months of fiscal 2004 compared with 30.3% for the first six months of fiscal 2003. Segment gross margins ranged from 25.4% to 38.0% for the first six months of fiscal 2004 compared with 25.5% to 33.7%


during the same period in fiscal 2003. Avionics & Controls gross margin increased from the prior year period due to lower engineering expense, particularly in cockpit control products and incremental gross margin from the AVISTA acquisition. Sensors & Systems gross margin increased from the prior year period, reflecting improved sales mix of higher margin sales from the Weston acquisition and greater aftermarket spares sales. Advanced Materials gross margin declined when compared with the prior year period, reflecting decreased sales volume of elastomer material to aerospace and defense customers, acquisition integration expenses, production inefficiencies and higher workers compensation and severance expense in elastomer material operations.

Selling, general and administrative expenses (which include corporate expenses) totaled $57.6 million and $51.6 million for the first six months of fiscal 2004 and 2003, respectively, or 20.4% of sales for the first six months of fiscal 2004 compared with 19.7% for the prior year period. The increase in selling, general and administrative expenses primarily reflected $4.5 million in severance in Sensors & Systems, increased amortization of intangible assets and incremental selling, general and administrative expenses due to fiscal 2003 and 2004 acquisitions.

Research, development and engineering expenses were $12.4 million, or 4.4% of sales, for the first six months of fiscal 2004 compared with $8.2 million, or 3.1% of sales, for the first six months of fiscal 2003. The increase in research, development and engineering and engineering spending principally reflected the acquisition of the Weston Group in the third quarter of fiscal 2003.

Segment earnings (operating earnings excluding corporate expenses) for the first six months of fiscal 2004 totaled $28.6 million, compared with $27.7 million for the prior year period. Avionics & Controls earnings of $15.4 million for the first six months of fiscal 2004 compared with $13.2 million in the prior year period and reflected increased earnings from higher sales to defense OEM customers and lower scrap and engineering costs. Sensors & Systems earnings were $1.6 million for the first six months of fiscal 2004 compared with $4.4 million for the prior year period and primarily reflected $4.5 million in severance, including legal costs covering 35 employees in engineering, production, quality, research and development and administration functions. In addition, nearly 20 employees elected early retirement or voluntarily resigned. Sensors & Systems earnings were also impacted by a decline in temperature and pressure sensors sales and sales to the British MoD for which we act as a distributor, as well as higher selling and engineering development expenses for motion control products. Sensors & Systems earnings also reflected the impact of a weaker U.S. dollar relative to the Euro on U.S. dollar-denominated sales and Euro-based operating expenses. Sensors & Systems earnings were favorably impacted by incremental earnings from the Weston Group acquisition and higher after market spares sales. Advanced Materials earnings were $11.8 million for the first six months of fiscal 2004 compared with $10.4 million for the prior year period. Advanced Materials earnings reflected higher sales and earnings from countermeasure operations, which were lower in fiscal 2003 due to a temporary facility shut down. Advanced Materials earnings were impacted by acquisition integration expenses, production inefficiencies and higher workers compensation and severance expense in the elastomer material operations.


Interest expense for the first six months of fiscal 2004 was $8.5 million compared with $3.5 million for the prior year period, reflecting the additional interest expense on the $175 million Senior Subordinated Notes issued in the third quarter of fiscal 2003.

The effective income tax rate for the first six months of fiscal 2004 was 29.6% (before a $1.9 million reduction of previously estimated tax liabilities) compared with 30.1% for the prior year period. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits. On February 4, 2004, we received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service covering the audit of research and development tax credits for fiscal years 1997 through 1999. As a result of the NOPA and the expectation of a similar result for fiscal years 2000 through 2003, we revised our estimated liability for income taxes as of January 30, 2004. The revision resulted in a $1.9 million reduction of previously estimated tax liabilities.

During the first fiscal quarter of 2004, we sold land in Coachella, California, for cash and recorded a gain on sale of $577,000, which is included in other income. On April 7, 2003, we sold a product line in our Sensors & Systems segment and reported a gain on sale of $863,000. The sale of the business resulted in the closing of facilities and the termination of the affected employees.

New orders for the first six months of fiscal 2004 were $311.8 million compared with $294.2 million for the same period in fiscal 2003. Orders for the first six months of fiscal 2004 were up sequentially from the fourth quarter of fiscal 2003. Avionics & Controls order rates increased sequentially from the fourth quarter of fiscal 2003 to the second quarter of fiscal 2004. Sensors & Systems order rates have remained consistent from the fourth quarter of fiscal 2003 to the second quarter of fiscal 2004. Advanced Materials order rates have declined from the fourth quarter of fiscal 2003 to the second quarter of fiscal 2004, principally due to the timing of receiving orders. Backlog at April 30, 2004, was $329.9 million compared with $314.3 million at May 2, 2003. Backlog has increased sequentially since the fourth quarter of fiscal 2003. Approximately $128.3 million in backlog is scheduled for delivery after fiscal 2004. Most orders in backlog are subject to cancellation until delivery.


Liquidity and Capital Resources

Cash and cash equivalents and short-term investments at April 30, 2004 totaled $130.5 million, a decrease of $13.7 million from October 31, 2003. Net working capital increased to $231.9 million at April 30, 2004 from $222.4 million at October 31, 2003. Sources of cash flows from operating activities principally consist of cash received from the sale of products offset by cash payments for material, labor and operating expenses. Cash flows from operating activities were $32.1 million and $13.6 million in the first six months of fiscal 2004 and 2003, respectively. The increase principally reflected higher net earnings and cash receipts from accounts receivable collections. These increases were partially offset by a $5.8 million increase in cash paid for interest on the Senior Subordinated Notes, which require semi-annual interest payments in December and June. The increase in cash flows used by investing activities reflected increased purchases of short-term investments and capital assets. Additionally, the increase reflected the acquisition of AVISTA for $6.5 million in the first quarter of fiscal 2004, the acquisition of BVR in the prior year period for $11.3 million, and an additional payment of $3.9 million under the Asset Purchase Agreement for the Electronic Warfare Passive Expendables Division of BAE SYSTEMS North America radar countermeasures chaff and infrared decoy flare operations. The increase in cash used by financing activities principally reflected the repayment of $30 million of the 1999 Senior Notes in accordance with terms.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $25.0 million during fiscal 2004, compared with $17.1 million expended in fiscal 2003. Capital expenditures for the first six months of 2004 totaled $11.6 million, primarily for machinery and equipment and enhancements to information systems.

Total debt at April 30, 2004 was $249.0 million and consisted of $175.0 million of Senior Subordinated Notes, $70.0 million of 1999 Senior Notes, and $4.0 million of various foreign currency debt agreements, including capital lease obligations. The Senior Subordinated Notes mature June 15, 2013, bear interest at 7.75% and contain customary covenants, including restrictions on incurrence of additional debt in certain circumstances, repurchase of our common stock, declaration of dividends, retirement or redemption of subordinated debt, creation of liens and certain asset dispositions. We are in compliance with these covenants and do not view the restrictions as limiting our planned activities. In September 2003 we entered into an interest rate swap agreement on $75 million of our Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed rate for a variable interest rate on $75 million of the $175 million principal amount outstanding. The 1999 Senior Notes have maturities ranging from November 2005 to 2008 and interest rates from 6.4% to 6.77%. We have a credit facility totaling up to $60,000,000 of borrowing capacity. The facility is secured by substantially all of our assets. The credit agreement for the facility contains customary covenants, including but not limited to, restrictions on liens, making certain investments in third parties, capital expenditures, incurrence of additional indebtedness, repurchase of our common stock, declaration of dividends and certain asset dispositions. In addition, the credit agreement requires that we meet certain financial covenants, including a maximum leverage ratio, a fixed charge coverage ratio, a total debt to capitalization ratio and a minimum tangible net worth. As of April 30, 2004, we were in compliance with these covenants under the credit facility. We believe cash on hand and funds


generated from operations are adequate to service operating cash requirements and capital expenditures through April 2005. In addition, we believe that we have adequate access to capital markets to fund future acquisitions.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in "Forward-Looking Statements and Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003, that may cause our or the industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

Item 4. Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2004. Based upon that evaluation, they concluded as of April 30, 2004 that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

During the time period covered by this report, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


(b)	The adoption of the 2004 Equity Incentive Plan:

Votes Cast

		For	Against	Abstained

		14,068,821	1,380,931	633,373

There were 2,607,274 broker non-votes on the above proposal.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	11	Schedule setting forth computation of basic and diluted earnings per common share for the three month and six month periods ended April 30, 2004 and May 2, 2003.

	31.1	Certification of Chief Executive Officer.

	31.2	Certification of Chief Financial Officer.

	32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

We did not file any reports on Form 8-K during the six month period ended April 30, 2004.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: June 9, 2004	By:	/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer
Secretary and Treasurer
(Principal Financial
and Accounting Officer)
