Form 10-Q
period 2004-07-30
ESTERLINE TECHNOLOGIES CORP
filed 2004-09-10
CIK 33619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

_________________

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2004

OR

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

        Registrant’s telephone number, including area code 425/453-9400

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

Yes      X        No

As of September 10, 2004, 21,310,274 shares of the issuer’s common stock were outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.      Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of July 30, 2004 and October 31, 2003
(In thousands, except share amounts)

	July 30,	October 31,
	2004	2003
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$130,847	$131,363
Cash in escrow	1,008	4,536
Short-term investments	--	12,797
Accounts receivable, net of allowances
of $2,570 and $2,669	95,821	98,395
Inventories
Raw materials and purchased parts	41,415	38,678
Work in process	31,504	26,855
Finished goods	13,079	10,812

	85,998	76,345

Income tax refundable	3,640	7,677
Deferred income tax benefits	15,477	16,529
Prepaid expenses	7,842	7,030

Total Current Assets	340,633	354,672

Property, Plant and Equipment	245,425	226,881
Accumulated depreciation	124,463	109,791

	120,962	117,090

Other Non-Current Assets
Goodwill	191,768	185,353
Intangibles, net	114,159	114,930
Debt issuance costs, net of accumulated
amortization of $759 and $244	5,987	6,301
Other assets	22,731	22,284

	$796,240	$800,630

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of July 30, 2004 and October 31, 2003
(In thousands, except share amounts)

	July 30,	October 31,
	2004	2003
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)
Current Liabilities
Accounts payable	$24,567	$23,273
Accrued liabilities	66,064	74,991
Credit facilities	2,727	2,312
Current maturities of long-term debt	432	30,473
Federal and foreign income taxes	875	1,184

Total Current Liabilities	94,665	132,233

Long-Term Liabilities
Long-term debt, net of current maturities	246,936	246,792
Deferred income taxes	26,547	27,325

Commitments and Contingencies	--	--

Net Liabilities of Discontinued Operations	2,818	408

Shareholders' Equity
Common stock, par value $.20 per share,
authorized 60,000,000 shares, issued and
outstanding 21,296,136 and 21,062,999 shares	4,259	4,213
Additional paid-in capital	120,265	116,761
Retained earnings	286,039	266,600
Accumulated other comprehensive income	14,711	6,298

Total Shareholders' Equity	425,274	393,872

	$796,240	$800,630

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Nine Month Periods Ended July 30, 2004 and August 1, 2003
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 30,	August 1,	July 30,	August 1,
	2004	2003	2004	2003

Net Sales	$150,614	$140,518	$433,406	$402,128
Cost of Sales	103,469	94,812	295,955	277,179

	47,145	45,706	137,451	124,949

Expenses
Selling, general & administrative	26,758	26,056	84,318	77,704
Research, development &
engineering	6,464	6,185	18,822	14,342

Total Expenses	33,222	32,241	103,140	92,046

Operating Earnings From
Continuing Operations	13,923	13,465	34,311	32,903

Loss on sale of product line	--	929	--	66
Gain on derivative financial
instruments	--	(2,696)	--	(2,622)
Other (income) expense	1	64	(574)	62
Interest income	(450)	(299)	(1,047)	(565)
Interest expense	4,410	3,887	12,867	7,388

Other Expense, Net	3,961	1,885	11,246	4,329

Income From Continuing Operations
Before Income Taxes	9,962	11,580	23,065	28,574
Income Tax Expense	2,939	3,136	4,924	8,245

Income From Continuing Operations	7,023	8,444	18,141	20,329

Income (Loss) From Discontinued
Operations, Net of Tax	626	--	1,298	(5,808)

Net Earnings	$7,649	$8,444	$19,439	$14,521

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Nine Month Periods Ended July 30, 2004 and August 1, 2003
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 30,	August 1,	July 30,	August 1,
	2004	2003	2004	2003
Earnings (Loss) Per Share – Basic:
Continuing operations	$.33	$.40	$.86	$.97
Discontinued operations	.03	--	.06	(.27)

Earnings per share – basic	$.36	$.40	$.92	$.70

Earnings (Loss) Per Share – Diluted:
Continuing operations	$.33	$.40	$.84	$.97
Discontinued operations	.03	--	.06	(.28)

Earnings per share – diluted	$.36	$.40	$.90	$.69

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Month Periods Ended July 30, 2004 and August 1, 2003
(Unaudited)
(In thousands)

	Nine Months Ended
	July 30,	August 1,
	2004	2003
Cash Flows Provided (Used) by Operating Activities
Net earnings	$19,439	$14,521
Depreciation and amortization	24,241	19,025
Deferred income taxes	274	7,349
Loss on sale of product line	--	66
Gain on sale of land	(577)	--
Working capital changes, net of effect of acquisitions
Accounts receivable	6,051	2,502
Inventories	(8,411)	(653)
Prepaid expenses	(608)	957
Accounts payable	682	(6,442)
Accrued liabilities	(6,615)	(1,224)
Federal and foreign income taxes	3,539	(3,532)
Other, net	273	4,215

	38,288	36,784

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(17,603)	(11,320)
Proceeds from sale of business	--	9,390
Proceeds from sale of land	1,179	--
Capital dispositions	409	1,293
Proceeds from sale of short-term investments	12,797	--
Escrow deposit	--	(1,098)
Acquisitions of businesses, net of cash acquired	(6,882)	(111,729)

	(10,100)	(113,464)

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Month Periods Ended July 30, 2004 and August 1, 2003
(Unaudited)
(In thousands)

	Nine Months Ended
	July 30,	August 1,
	2004	2003
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under
employee stock plans	3,550	2,761
Net change in credit facilities	329	2,616
Repayment of long-term debt	(29,991)	(346)
Debt and other issuance costs	(268)	(7,460)
Proceeds from note issuance	--	175,000

	(26,380)	172,571

Effect of Foreign Exchange Rates on Cash	(2,324)	2,120

Net Increase (Decrease) in Cash and Cash Equivalents	(516)	98,011

Cash and Cash Equivalents – Beginning of Period	131,363	22,511

Cash and Cash Equivalents – End of Period	$130,847	$120,522

Supplemental Cash Flow Information
Cash Paid for Interest	$17,217	$6,989
Cash Paid (Refunded) for Taxes	$39	$(869)

ESTERLINE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended July 30, 2004 and August 1, 2003

1.	The consolidated balance sheet as of July 30, 2004, the consolidated statement of operations for the three and nine month periods ended July 30, 2004 and August 1, 2003, and the consolidated statement of cash flows for the nine month periods ended July 30, 2004 and August 1, 2003 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. The first quarter of fiscal 2004 included thirteen weeks, while the first quarter of fiscal 2003 included fourteen weeks. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America.

4.	The Company’s comprehensive income is as follows:

(In thousands)	Three Months Ended		Nine Months Ended
	July 30,	August 1,	July 30,	August 1,
	2004	2003	2004	2003
Net Earnings	$7,649	$8,444	$19,439	$14,521
Change in Fair Value of Derivative
Financial Instruments, Net of Tax	(83)	(300)	407	(83)
Foreign Currency Translation Adj.	3,445	(310)	8,006	5,601

Comprehensive Income	$11,011	$7,834	$27,852	$20,039

5.	On July 25, 2002, the Board of Directors adopted a formal plan for the sale of the assets and operations of its Automation segment. As a result, the consolidated financial statements present the Automation segment as a discontinued operation. On July 23, 2003, the Company sold the assets of its Excellon Automation subsidiary. At July 30, 2004, working capital and property, plant and equipment of the remaining unit within the Automation segment aggregated $8,442,000, and the reserve for loss on disposal and losses during the phase-out period totaled $11,260,000. Sales in the Automation segment were $5.3 million and $4.3 million for the three month periods ended July 30, 2004 and August 1, 2003, respectively and $15.6 million and $19.8 million for the nine month periods ended July 30, 2004 and August 1, 2003, respectively. In the second and third quarter of fiscal 2004, the Company’s remaining discontinued operation, W. A. Whitney Co. (Whitney), had net earnings totaling $1,298,000, net of tax of $730,000, reflecting a recovering business environment. On August 31, 2004, the Company sold Whitney for $10.0 million in cash. The gain on sale will be recorded in the fourth quarter of fiscal 2004 and is expected to be approximately $11 million, including the reversal of estimated reserves, which are recognizable upon the sale of the business.

6.	The effective tax rate for the first nine months of 2004 was 29.6% (before a $1.9 million reduction of previously estimated tax liabilities) compared with 28.9% for the first nine months of 2003. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits. On February 4, 2004, the Company received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service covering the audit of research and development tax credits for fiscal years 1997 through 1999. As a result of the NOPA and the expectation of a similar result for fiscal years 2000 through 2003, management revised the Company’s estimated liability for income taxes as of January 30, 2004. The revision resulted in a $1.9 million reduction of previously estimated tax liabilities.

7.	The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock option and employee stock purchase plans, which does not require income statement recognition of options granted at the market price on the date of issuance. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (FAS 123 Adjustment), “Accounting for Stock-Based Compensation”:

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	July 30,	August 1,	July 30,	August 1,
	2004	2003	2004	2003
Net earnings, as reported	$7,649	$8,444	$19,439	$14,521
Deduct: FAS 123 Adjustment	(530)	(596)	(1,482)	(1,221)

Pro forma net earnings	$7,119	$7,848	$17,957	$13,300

Basic earnings per share, as reported	$.36	$.40	$.92	$.70
Deduct: FAS 123 Adjustment	(.02)	(.03)	(.07)	(.06)

Pro forma basic earnings per share	$.34	$.37	$.85	$.64

Diluted earnings per share,
as reported	$.36	$.40	$.90	$.69
Deduct: FAS 123 Adjustment	(.03)	(.03)	(.07)	(.06)

Pro forma diluted earnings per share	$.33	$.37	$.83	$.63

8.	The Company has a contributory pension plan for substantially all U.S.-based employees. Components of net periodic pension cost consisted of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	July 30,	August 1,	July 30,	August 1,
	2004	2003	2004	2003
Components of Net Periodic Pension Cost
Service cost	$753	$956	$2,567	$2,594
Interest cost	1,422	1,919	4,883	5,208
Expected return on plan assets	(1,871)	(2,282)	(6,348)	(6,194)
Amortization of transition asset	--	21	--	57
Amortization of prior
service cost	4	5	12	14
Amortization of actuarial loss	92	432	389	1,173

Net Periodic Cost	$400	$1,051	$1,503	$2,852

9.       Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended		Nine Months Ended
	July 30,	August 1,	July 30,	August 1,
	2004	2003	2004	2003
Net Sales
Avionics & Controls	$48,705	$49,596	$147,313	$147,729
Sensors & Systems	44,919	39,500	125,967	102,465
Advanced Materials	56,931	51,340	159,739	151,525
Other	59	82	387	409

Total Net Sales	$150,614	$140,518	$433,406	$402,128

Segment Earnings
Avionics & Controls	$7,248	$7,658	$22,676	$20,870
Sensors & Systems	3,592	2,262	5,162	6,689
Advanced Materials	7,385	7,835	19,227	18,263
Other	(232)	(300)	(453)	(647)

Total Segment Earnings	$17,993	$17,455	$46,612	$45,175

10.	On December 1, 2003, the Company acquired all of the outstanding capital stock of AVISTA, Incorporated (AVISTA), a $10 million (sales) Wisconsin-based developer of embedded avionics software, for approximately $6.5 million in cash. A purchase price adjustment is payable to the seller in December 2004 and 2005 contingent upon the achievement of financial results as defined in the Stock Purchase Agreement. AVISTA provides a software engineering center to support the Company’s customers with such applications as primary flight displays, flight management systems, air data computers and engine control systems. AVISTA is included in the Avionics & Controls segment and the results of its operations were included from the effective date of the acquisition. Revenues are largely fees charged for software engineering services.

11.	Integration of the Weston Group acquisition and certain required expense reductions in Sensors & Systems resulted in severance expense of $4.5 million in the first fiscal quarter of 2004. These expenses were included in selling, general and administrative expenses for the nine months ended July 30, 2004.

12.	On August 27, 2004, the Company acquired all of the outstanding capital stock of Leach Holding Corporation (Leach), a $119 million (sales) manufacturer of electrical power switching, control and data communication devices for the aerospace industry for approximately $145.0 million in cash before acquisition costs and an adjustment for the change in working capital from December 31, 2003 to closing, pursuant to an Agreement and Plan of Merger dated as of July 8, 2004. Leach also manufactures medical diagnostic, therapeutic and patient monitoring devices, and analytical, optical and biosensor instruments for medical, laboratory and industrial applications. The acquisition will expand the Company’s capabilities in providing solutions to its customers’ complex engineering requirements. The aerospace business will be included in the Sensors & Systems segment and the medical business will be included in the Avionics & Controls segment. We used existing cash and our credit facilities to finance the acquisition.

13.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of July 30, 2004 and October 31, 2003 and for the applicable periods ended July 30, 2004 and August 1, 2003 for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Senior Subordinated Notes which include Advanced Input Devices, Inc., Amtech Automated Manufacturing Technology, Angus Electronics Co., Armtec Countermeasures Co., Armtec Defense Products Co., Auxitrol Co., AVISTA, Incorporated, Boyar-Schultz Corporation, BVR Technologies Co., Equipment Sales Co., EA Technologies Corporation, Excellon U.K., Fluid Regulators Corporation, H.A. Sales Co., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Mason Electric Co., MC Tech Co., Memtron Technologies Co., Norwich Aero Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., SureSeal Corporation, Surftech Finishes Co., W. A. Whitney Co.; and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Auxitrol S.A., Auxitrol Technologies S.A., Auxitrol Asia PTE Ltd., Esterline Technologies DK Aps

(Denmark), Esterline Technologies Ltd. (England), Esterline Technologies Ltd. (Hong Kong), Excellon Europa GmbH, Excellon France S.A.R.L., Excellon Japan Co., Muirhead Aerospace Ltd., Norcroft Dynamics Ltd., Pressure Systems International Ltd., W. A. Whitney Canada Ltd., W. A. Whitney de Mexico S.A., and Weston Aerospace Limited. The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies and have fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes.

Condensed Consolidating Balance Sheet as of July 30, 2004

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets

Current Assets
Cash and cash equivalents	$104,595	$621	$25,631	$--	$130,847
Cash in escrow	1,008	--	--	--	1,008
Accounts receivable, net	186	66,532	29,103	--	95,821
Inventories	--	64,319	21,679	--	85,998
Income tax refundable	3,714	(72)	(2)	--	3,640
Deferred income tax benefits	16,509	1	(1,033)	--	15,477
Prepaid expenses	61	3,699	4,082	--	7,842

Total Current Assets	126,073	135,100	79,460	--	340,633

Property, Plant & Equipment, Net	2,375	93,882	24,705	--	120,962
Goodwill	--	154,984	36,784	--	191,768
Intangibles, Net	175	64,969	49,015	--	114,159
Debt Issuance Costs, Net	5,987	--	--	--	5,987
Other Assets	3,898	19,490	(657)	--	22,731
Amounts Due (To) From
Subsidiaries	84,806	37,691	--	(122,497)	--
Investment in Subsidiaries	487,850	--	1,034	(488,884)	--

Total Assets	$711,164	$506,116	$190,341	$(611,381)	$796,240

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable	$17	$14,463	$10,087	$--	$24,567
Accrued liabilities	14,176	35,530	16,358	--	66,064
Credit facilities	--	--	2,727	--	2,727
Current maturities of
long-term debt	--	34	398	--	432
Federal and foreign
income taxes	--	3	872	--	875

Total Current Liabilities	14,193	50,030	30,442	--	94,665

Long-Term Debt, Net	245,150	43	1,743	--	246,936
Deferred Income Taxes	26,547	--	--	--	26,547
Net Liabilities of
Discontinued Operations	--	5,172	(2,354)	--	2,818
Amounts Due To (From)
Subsidiaries	--	--	132,633	(132,633)	--
Shareholders' Equity	425,274	450,871	27,877	(478,748)	425,274

Total Liabilities and
Shareholders' Equity	$711,164	$506,116	$190,341	$(611,381)	$796,240

Condensed Consolidating Statement of Operations for the three month period ended July 30, 2004

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$--	$115,390	$35,499	$(275)	$150,614
Cost of Sales	--	81,235	22,509	(275)	103,469

	--	34,155	12,990	--	47,145

Expenses
Selling, general
and administrative	--	18,608	8,150	--	26,758
Research, development
and engineering	--	3,200	3,264	--	6,464

Total Expenses	--	21,808	11,414	--	33,222

Operating Earnings from
Continuing Operations	--	12,347	1,576	--	13,923

Other (income) expense	--	1	--	--	1
Interest income	(1,504)	(628)	(212)	1,894	(450)
Interest expense	4,334	626	1,344	(1,894)	4,410

Other (Income) Expense, Net	2,830	(1)	1,132	--	3,961

Income (Loss) from Continuing
Operations Before Taxes	(2,830)	12,348	444	--	9,962
Income Tax Expense (Benefit)	(836)	3,643	132	--	2,939

Income (Loss) From
Continuing Operations	(1,994)	8,705	312	--	7,023

Income From Discontinued
Operations, Net of Tax	--	626	--	--	626
Equity in Net Income of
Consolidated Subsidiaries	9,643	--	--	(9,643)	--

Net Income (Loss)	$7,649	$9,331	$312	$(9,643)	$7,649

Condensed Consolidating Statement of Operations for the nine month period ended July 30, 2004

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$--	$336,051	$98,091	$(736)	$433,406
Cost of Sales	--	234,695	61,996	(736)	295,955

	--	101,356	36,095	--	137,451
Expenses
Selling, general
and administrative	--	57,278	27,040	--	84,318
Research, development
and engineering	--	8,546	10,276	--	18,822

Total Expenses	--	65,824	37,316	--	103,140

Operating Earnings (Loss) from
Continuing Operations	--	35,532	(1,221)	--	34,311

Other (income) expense	--	(577)	3	--	(574)
Interest income	(4,476)	(1,886)	(352)	5,667	(1,047)
Interest expense	12,629	1,878	4,027	(5,667)	12,867

Other (Income) Expense, Net	8,153	(585)	3,678	--	11,246

Income (Loss) from Continuing
Operations Before Taxes	(8,153)	36,117	(4,899)	--	23,065
Income Tax Expense (Benefit)	(2,406)	8,775	(1,445)	--	4,924

Income (Loss) From
Continuing Operations	(5,747)	27,342	(3,454)	--	18,141

Income From Discontinued
Operations, Net of Tax	--	1,298	--	--	1,298
Equity in Net Income of
Consolidated Subsidiaries	25,186	--	--	(25,186)	--

Net Income (Loss)	$19,439	$28,640	$(3,454)	$(25,186)	$19,439

Condensed Consolidating Statement of Cash Flows for the nine month period ended July 30, 2004

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$19,439	$28,640	$(3,454)	$(25,186)	$19,439
Depreciation & amortization	--	18,399	5,842	--	24,241
Deferred income taxes	203	(1)	72	--	274
Gain on sale of land	--	(577)	--	--	(577)
Working capital changes, net of
effect of acquisitions
Accounts receivable	(91)	4,497	1,645	--	6,051
Inventories	--	(6,503)	(1,908)	--	(8,411)
Prepaid expenses	73	139	(820)	--	(608)
Accounts payable	(121)	98	705	--	682
Accrued liabilities	(4,464)	(3,898)	1,747	--	(6,615)
Federal & foreign income taxes	4,124	(102)	(483)	--	3,539
Other, net	(234)	(1,411)	1,918	--	273

	18,929	39,281	5,264	(25,186)	38,288

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(399)	(15,416)	(1,788)	--	(17,603)
Proceeds from sale of land	--	1,179	--	--	1,179
Capital dispositions	23	273	113	--	409
Sale of short-term investments	12,797	--	--	--	12,797
Acquisitions of businesses, net	--	(6,633)	(249)	--	(6,882)

	12,421	(20,597)	(1,924)	--	(10,100)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock
issuance under employee
stock plans	3,550	--	--	--	3,550
Debt issuance costs	(268)	--	--	--	(268)
Net change in credit facilities	--	--	329	--	329
Repayment of long-term debt	(29,615)	(57)	(319)	--	(29,991)
Investment in subsidiaries	(9,514)	(21,048)	5,376	25,186	--

	(35,847)	(21,105)	5,386	25,186	(26,380)

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Effect of Foreign Exchange
Rates on Cash	(742)	12	(1,594)	--	(2,324)

Net Increase (Decrease) in Cash
and Cash Equivalents	(5,239)	(2,409)	7,132	--	(516)
Cash and Cash Equivalents
– Beginning of Year	109,834	3,030	18,499	--	131,363

Cash and Cash Equivalents
– End of Year	$104,595	$621	$25,631	$--	$130,847

Condensed Consolidating Balance Sheet as of October 31, 2003

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets

Current Assets
Cash and cash equivalents	$109,834	$3,030	$18,499	$--	$131,363
Cash in escrow	4,536	--	--	--	4,536
Short-term investments	12,797	--	--	--	12,797
Accounts receivable, net	95	69,297	29,003	--	98,395
Inventories	--	57,816	18,529	--	76,345
Income tax refundable	7,838	(160)	(1)	--	7,677
Deferred income tax benefits	17,490	--	(961)	--	16,529
Prepaid expenses	134	3,797	3,099	--	7,030

Total Current Assets	152,724	133,780	68,168	--	354,672

Property, Plant & Equipment, Net	2,332	89,160	25,598	--	117,090
Goodwill	--	151,696	33,657	--	185,353
Intangibles, Net	--	67,224	47,706	--	114,930
Debt Issuance Costs, Net	6,301	--	--	--	6,301
Other Assets	4,015	18,723	(454)	--	22,284
Amounts Due (To) From
Subsidiaries	79,494	17,488	--	(96,982)	--
Investment in Subsidiaries	462,423	--	83	(462,506)	--

Total Assets	$707,289	$478,071	$174,758	$(559,488)	$800,630

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable	$138	$14,315	$8,820	$--	$23,273
Accrued liabilities	22,168	38,913	13,910	--	74,991
Credit facilities	--	--	2,312	--	2,312
Current maturities of
long-term debt	30,000	75	398	--	30,473
Federal and foreign
income taxes	--	17	1,167	--	1,184

Total Current Liabilities	52,306	53,320	26,607	--	132,233

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Long-Term Debt, Net	244,765	59	1,968	--	246,792
Deferred Income Taxes	27,325	--	--	--	27,325
Net Liabilities of
Discontinued Operations	--	2,719	(2,311)	--	408
Amounts Due To (From)
Subsidiaries	(10,979)	--	119,504	(108,525)	--
Shareholders' Equity	393,872	421,973	28,990	(450,963)	393,872

Total Liabilities and
Shareholders' Equity	$707,289	$478,071	$174,758	$(559,488)	$800,630

Condensed Consolidating Statement of Operations for the three month period ended August 1, 2003

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$--	$107,239	$33,622	$(343)	$140,518
Cost of Sales	--	72,591	22,564	(343)	94,812

	--	34,648	11,058	--	45,706

Expenses
Selling, general
and administrative	--	18,965	7,091	--	26,056
Research, development
and engineering	--	3,161	3,024	--	6,185

Total Expenses	--	22,126	10,115	--	32,241

Operating Earnings from
Continuing Operations	--	12,522	943	--	13,465

Loss on sale of product line	--	--	929	--	929
Gain on derivative
financial instruments	(2,696)	--	--	--	(2,696)
Other (income) expense	(98)	5	157	--	64
Interest income	(1,403)	(1,877)	(137)	3,118	(299)
Interest expense	3,814	1,878	1,313	(3,118)	3,887

Other (Income) Expense, Net	(383)	6	2,262	--	1,885

Income (Loss) from Continuing
Operations Before Taxes	383	12,516	(1,319)	--	11,580
Income Tax Expense (Benefit)	119	3,406	(389)	--	3,136

Income (Loss) From
Continuing Operations	264	9,110	(930)	--	8,444

Loss From Discontinued
Operations, Net of Tax	--	--	--	--	--
Equity in Net Income of
Consolidated Subsidiaries	8,180	--	--	(8,180)	--

Net Income (Loss)	$8,444	$9,110	$(930)	$(8,180)	$8,444

Condensed Consolidating Statement of Operations for the nine month period ended August 1, 2003

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$--	$313,131	$90,143	$(1,146)	$402,128
Cost of Sales	--	217,957	60,368	(1,146)	277,179

	--	95,174	29,775	--	124,949

Expenses
Selling, general
and administrative	--	58,773	18,931	--	77,704
Research, development
and engineering	--	6,807	7,535	--	14,342

Total Expenses	--	65,580	26,466	--	92,046

Operating Earnings from
Continuing Operations	--	29,594	3,309	--	32,903

Loss on sale of product line	--	--	66	--	66
Gain on derivative financial
instruments	(2,622)	--	--	--	(2,622)
Other (income) expense	(99)	97	64	--	62
Interest income	(4,171)	(1,881)	(331)	5,818	(565)
Interest expense	7,150	1,903	4,153	(5,818)	7,388

Other Expense, Net	258	119	3,952	--	4,329

Income (Loss) from Continuing
Operations Before Taxes	(258)	29,475	(643)	--	28,574
Income Tax Expense (Benefit)	(74)	8,505	(186)	--	8,245

Income (Loss) From
Continuing Operations	(184)	20,970	(457)	--	20,329

Loss From Discontinued
Operations, Net of Tax	--	(5,808)	--	--	(5,808)
Equity in Net Income of
Consolidated Subsidiaries	14,705	--	--	(14,705)	--

Net Income (Loss)	$14,521	$15,162	$(457)	$(14,705)	$14,521

Condensed Consolidating Statement of Cash Flows for the nine month period ended August 1, 2003

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$14,521	$15,162	$(457)	$(14,705)	$14,521
Depreciation & amortization	--	15,963	3,062	--	19,025
Deferred income taxes	7,349	--	--	--	7,349
Loss on sale of product line	--	--	66	--	66
Working capital changes, net of
effect of acquisitions
Accounts receivable	(186)	129	2,559	--	2,502
Inventories	--	(1,435)	782	--	(653)
Prepaid expenses	(20)	(2)	979	--	957
Accounts payable	306	(1,011)	(5,737)	--	(6,442)
Accrued liabilities	3,874	(1,637)	(3,461)	--	(1,224)
Federal & foreign income taxes	(4,556)	2,591	(1,567)	--	(3,532)
Other, net	(1,883)	(4,538)	10,636	--	4,215

	19,405	25,222	6,862	(14,705)	36,784

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(460)	(8,474)	(2,386)	--	(11,320)
Proceeds from sale of product line	--	3,760	5,630	--	9,390
Capital dispositions	37	395	861	--	1,293
Escrow deposit	(1,098)	--	--	--	(1,098)
Acquisitions of businesses, net	--	(33,834)	(77,895)	--	(111,729)

	(1,521)	(38,153)	(73,790)	--	(113,464)

Cash Flows Provided (Used) by Financing Activities
Proceeds from note issuance	175,000	--	--	--	175,000
Proceeds provided by stock
issuance under employee
stock plans	2,761	--	--	--	2,761
Net change in credit facilities	--	--	2,616	--	2,616
Debt issuance costs	(7,460)	--	--	--	(7,460)
Repayment of long-term debt	--	(57)	(289)	--	(346)
Investment in subsidiaries	(94,766)	15,681	64,380	14,705	--

	75,535	15,624	66,707	14,705	172,571

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Effect of Foreign Exchange
Rates on Cash	(83)	(431)	2,634	--	2,120

Net Increase in Cash
and Cash Equivalents	93,336	2,262	2,413	--	98,011
Cash and Cash Equivalents
– Beginning of Year	6,602	1,485	14,424	--	22,511

Cash and Cash Equivalents
– End of Year	$99,938	$3,747	$16,837	$--	$120,522

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As part of our long-term strategic direction, we strive to anticipate the needs of our customers and to respond to such needs with comprehensive solutions worldwide. This effort focuses on continual research and new product development, acquisitions, and establishing strategic realignments of operations to expand our capability to offer a more extensive product line to each customer through a single contact. In fiscal 2004, we acquired AVISTA Incorporated (AVISTA) for $6.5 million in cash. On August 27, 2004, we acquired all of the outstanding capital stock of Leach Holding Corporation (Leach), a $119 million (sales) manufacturer of electrical power switching, control and data communication devices for the aerospace industry for $145.0 million in cash. Leach also manufactures medical diagnostic, therapeutic and patient monitoring devices, and analytical, optical and biosensor instruments for medical, laboratory and industrial applications.

On August 3, 2004, we filed a shelf registration statement on Form S-3 registering $300.0 million of equity and debt securities, which was declared effective on August 25, 2004. The shelf registration statement enables us to issue equity and debt securities in response to market conditions.

On July 25, 2002, our Board of Directors adopted a formal plan for the sale of the assets and operations of our Automation segment. As a result, the consolidated financial statements present the Automation segment as a discontinued operation. In fiscal 2002, we recorded an after-tax loss from discontinued operations of $25.0 million. In the second quarter of fiscal 2003, we recorded an additional charge of $5.8 million, net of a $3.5 million tax benefit, for losses in our discontinued operations. This additional charge was precipitated by prolonged weakness in electronics, telecommunications and heavy equipment markets, which led to higher operating losses and longer than expected holding periods for our discontinued operations. In July 2003, we sold the assets of Excellon Automation. In the second and third quarter of fiscal 2004, our remaining discontinued operation, W. A. Whitney Co. (Whitney), had net earnings totaling $1,298,000, net of tax of $730,000, reflecting a recovering business environment. On August 31, 2004, we sold Whitney for $10.0 million in cash. The gain on sale will be recorded in the fourth quarter of fiscal 2004 and is expected to be approximately $11 million, including the reversal of estimated reserves, which are recognizable upon the sale of the business.

Results of Continuing Operations

Three Month Period Ended July 30, 2004 Compared to Three Month Period Ended August 1, 2003

Sales for the third fiscal quarter increased 7.2% when compared with the prior year period. Sales by segment were as follows:

(In thousands)	Incr./(Decr.)	Three Months Ended
	from prior	July 30,	August 1,
	year period	2004	2003
Avionics & Controls	(1.8)%	$48,705	$49,596
Sensors & Systems	13.7%	44,919	39,500
Advanced Materials	10.9%	56,931	51,340
Other	(28.0)%	59	82

Total Net Sales		$150,614	$140,518

In Avionics & Controls, the 1.8% decrease reflected lower sales of cockpit switches, controls and grips, and specialized medical equipment. The decrease in cockpit components was a result of the move and subsequent consolidation of two facilities into one new facility as described below and a defense retrofit program in the prior year period which has been completed. The decrease in specialized medical equipment sales reflected a continuing reduction in demand from our medical equipment customers which began in the first fiscal quarter of 2004. These decreases were partially offset by increased sales volumes of aftermarket spares and $2.8 million in sales from the December 2003 acquisition of AVISTA.

The 13.7% increase in sales of Sensors & Systems principally reflected $8.7 million in incremental sales from the Weston Group acquisition. This increase was partially offset by lower distribution sales to the British Ministry of Defence (British MoD). Sensors & Systems sales also reflected a stronger Euro relative to the U.S. dollar, as the average exchange rate from the Euro to the U.S. dollar increased from 1.15 in the third quarter of fiscal 2003 to 1.21 in the third quarter of fiscal 2004.

The 10.9% increase in Advanced Materials reflected higher sales of flare countermeasure devices and elastomer sales to aerospace and industrial commercial customers and was partially offset by lower sales of combustible ordnance due to reduced U.S. Army requirements. Additionally, certain elastomer material sales declined due to the postponement of space shuttle launches.

Overall, for the third quarter of fiscal 2004, gross margin as a percentage of sales was 31.3% compared with 32.5% for the third quarter of fiscal 2003. Segment gross margins ranged from 24.3% to 37.3% for the third quarter of 2004 compared with 30.2% to 33.9% during the same period in fiscal 2003. Avionics & Controls gross margin decreased from the prior year period principally due to the move and consolidation of facilities. Mason Electric Co. and Janco Corporation moved from their respective facilities to one new facility, which required more time to execute than originally anticipated, resulting in higher than expected moving expenses, operating inefficiencies and delayed shipments. Additionally, the decrease in Avionics & Controls gross margins reflected lower sales volumes and margins on specialized medical equipment. These decreases in gross margin were partially offset by higher product mix of aftermarket sales and incremental gross margin from the AVISTA acquisition. Sensors & Systems gross margin increased from the prior year period, reflecting improved sales mix of higher margin sales from the Weston Group acquisition and greater aftermarket spares sales. Advanced Materials gross margin decreased when compared with the prior year period, reflecting unfavorable sales mix of lower margin countermeasure devices and certain operational inefficiencies from integrating acquired businesses, which resulted in higher labor costs at our elastomer operations. While elastomer gross margins were lower compared to the prior year period, these gross margins have improved from the first and second quarter of fiscal 2004 as sales volumes have increased and shipment delinquencies have declined.

Selling, general and administrative expenses (which include corporate expenses) totaled $26.8 million and $26.1 million for the third fiscal quarter of 2004 and 2003, respectively, or 17.8% of sales for the third fiscal quarter of 2004 compared with 18.5% for the prior year period. The increase in selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses from the Weston Group and AVISTA acquisitions partially offset by lower pension cost and expense reductions at Sensors & Systems and our Advanced Materials elastomer operations.

Research, development and engineering expenses were $6.5 million, or 4.3% of sales, for the third fiscal quarter of 2004 compared with $6.2 million, or 4.4% of sales, for the third fiscal quarter of 2003. The increase in research, development and engineering expense principally reflected the inclusion of the Weston Group for the full third fiscal quarter of 2004.

Segment earnings (operating earnings excluding corporate expenses) for the third fiscal quarter of 2004 totaled $18.0 million compared with $17.5 million for the third fiscal quarter in 2003. Avionics & Controls earnings were $7.2 million for the third fiscal quarter of 2004 compared with $7.7 million for the third fiscal quarter of 2003, principally reflecting lower sales volumes and earnings from cockpit controls and grips and medical equipment products. Avionics & Controls earnings were also impacted by the move and consolidation of facilities. These decreases were partially offset by improved earnings from higher sales volumes of aftermarket spares, reduced engineering costs and incremental earnings from the AVISTA acquisition. Sensors & Systems earnings were $3.6 million for the third quarter of fiscal 2004 compared with $2.3 million for the third quarter of fiscal 2003, primarily reflecting salaries and wages expense savings in engineering, production, quality, research and development and administration functions. A decline in sales to the British MoD for which we act as a distributor impacted Sensors & Systems earnings. Additionally, the effect of a weaker U.S. dollar relative to the Euro on U.S. dollar-denominated sales and Euro-denominated operating expenses impacted Sensors & Systems earnings. Advanced Materials earnings were $7.4 million for the third fiscal quarter of 2004 compared with $7.8 million for the third fiscal quarter of 2003, reflecting lower earnings from countermeasure operations and the impact of an equipment relocation at our combustible ordnance operations. The reduced operational efficiency was the result of a planned movement of equipment between buildings. These decreases were partially offset by improved earnings at our elastomer operations, principally due to lower selling, general and administrative expenses.

On June 11, 2003, we acquired a group of companies referred to as the Weston Group for U.K. £55.0 million in cash (approximately $94.5 million based on the closing exchange rate and including acquisition costs). We hedged the U.K. £55.0 million cash price using foreign currency forward contracts and recorded a foreign currency gain of approximately $2.7 million at closing of the acquisition and settlement of foreign currency forward contracts.

Interest expense for the third quarter of 2004 was $4.4 million compared with $3.9 million for the third fiscal quarter of 2003, reflecting the additional interest expense on $175.0 million of Senior Subordinated Notes issued in the third quarter of fiscal 2003.

The effective income tax rate for the third fiscal quarter of 2004 was 29.5% compared with 27.1% for the third fiscal quarter of 2003. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits.

New orders for the third fiscal quarter of 2004 were $151.9 million compared with $147.4 million for the same period in 2003. Avionics & Controls order volume was up 10.3% compared to the prior year quarter. The 10.3% increase in orders reflected the acquisition of AVISTA and a $6.5 million cockpit panel retrofit order. Sensors & Systems order volume was up 1.2% over the comparable prior year quarter. The slight increase over the prior year reflected the acquisition of the Weston Group and its backlog. Advanced Materials order volume was down 2.7% over the comparable prior year quarter, reflecting the timing of receiving orders for combustible ordnance components.

Nine Month Period Ended July 30, 2004 Compared to Nine Month Period Ended August 1, 2003

Year-to-date sales increased 7.8% when compared with the prior year period. Sales by segment were as follows:

(In thousands)	Incr./(Decr.)	Nine Months Ended
	from prior	July 30,	August 1,
	year period	2004	2003
Avionics & Controls	(0.3)%	$147,313	$147,729
Sensors & Systems	22.9%	125,967	102,465
Advanced Materials	5.4%	159,739	151,525
Other	(5.4)%	387	409

Total Net Sales		$433,406	$$402,128

Avionics & Controls sales were about equal with the prior year period. Incremental sales from the AVISTA acquisition in December 2003 of $6.7 million, increased sales of technology interface systems for land-based military vehicles, higher sales of cockpit grips and controls, and increased sales volumes of aftermarket cockpit switches were offset by lower sales volumes of specialized medical equipment and cockpit switch sales, which last year benefited from a defense retrofit program.

The 22.9% increase in sales of Sensors & Systems principally reflected $38.5 million in incremental sales from the Weston Group acquisition, and was partially offset by a reduction in distribution sales to the British MoD and the sale of a small product line in the second quarter of fiscal 2003. The increase also reflected a stronger Euro relative to the U.S. dollar, as the average exchange rate from the Euro to the U.S. dollar increased from 1.09 in the first nine months of fiscal 2003 to 1.22 in the first nine months of fiscal 2004.

The 5.4% increase in Advanced Materials reflected higher sales of countermeasure devices. These higher sales were partially offset by lower sales of combustible ordnance components due to reduced U.S. Army program requirements. Additionally, elastomer material sales to aerospace and defense customers decreased due to delinquencies and the postponement of space shuttle launches.

Overall, gross margin as a percentage of sales was 31.7% for the first nine months of fiscal 2004 compared with 31.1% for the first nine months of fiscal 2003. Segment gross margins ranged from 25.0% to 37.7% for the first nine months of fiscal 2004 compared with 27.1% to 33.8% during the same period in fiscal 2003. Avionics & Controls gross margin increased from the prior year period due to lower engineering expense, particularly in cockpit control products and incremental gross margin from the AVISTA acquisition. Sensors & Systems gross margin increased from the prior year period, reflecting improved sales mix of higher margin sales from the Weston acquisition and greater aftermarket spares sales. Advanced Materials gross margin declined when compared with the prior year period, reflecting higher sales volumes of lower margin flare countermeasure devices, decreased sales volume of elastomer material to aerospace and defense customers, acquisition integration expenses, production inefficiencies and higher workers’ compensation in elastomer material operations.

Selling, general and administrative expenses (which include corporate expenses) totaled $84.3 million and $77.7 million for the first nine months of fiscal 2004 and 2003, respectively, or 19.5% of sales for the first nine months of fiscal 2004 compared with 19.3% for the prior year period. The increase in selling, general and administrative expenses primarily reflected $4.5 million in severance expense in Sensors & Systems, increased amortization of intangible assets and incremental selling, general and administrative expenses due to fiscal 2003 and 2004 acquisitions.

Research, development and engineering expenses were $18.8 million, or 4.3% of sales, for the first nine months of fiscal 2004 compared with $14.3 million, or 3.6% of sales, for the first nine months of fiscal 2003. The increase in research, development and engineering expense principally reflected the acquisition of the Weston Group in the third quarter of fiscal 2003.

Segment earnings (operating earnings excluding corporate expenses) for the first nine months of fiscal 2004 totaled $46.6 million compared with $45.2 million for the prior year period. Avionics & Controls earnings were $22.7 million for the first nine months of fiscal 2004 compared with $20.9 million in the prior year period and principally reflected increased earnings from higher sales to defense original equipment manufacturer (OEM) customers, incremental earnings from the AVISTA acquisition and lower scrap and engineering costs. Sensors & Systems earnings were $5.2 million for the first nine months of fiscal 2004 compared with $6.7 million for the prior year period and primarily reflected $4.5 million in severance expense, including legal expenses covering 35 employees in engineering, production, quality, research and development and administration functions. In addition, nearly 20 employees elected early retirement or voluntarily resigned. Sensors & Systems earnings were also impacted by a decline in temperature and pressure sensors sales and sales to the British MoD for which we act as a distributor, as well as higher selling and engineering development expenses for motion control products. Furthermore, Sensors & Systems earnings also reflected the impact of a weaker U.S. dollar relative to the Euro on U.S. dollar-denominated sales and Euro-based operating expenses. Sensors & Systems earnings were favorably impacted by incremental earnings from the Weston Group acquisition and higher aftermarket spares sales. Advanced Materials earnings were $19.2 million for the first nine months of fiscal 2004 compared with $18.3 million for the prior year period. Advanced Materials earnings reflected increased earnings from higher sales volumes of chaff countermeasure devices. Additionally, Advanced Materials earnings were impacted by acquisition integration expenses, production inefficiencies and higher workers’ compensation in the elastomer material operations.

On June 11, 2003, we acquired a group of companies referred to as the Weston Group for U.K. £55.0 million in cash (approximately $94.5 million based on the closing exchange rate and including acquisition costs). We hedged the U.K. £55.0 million cash price using foreign currency forward contracts and recorded a foreign currency gain of approximately $2.7 million at closing of the acquisition and settlement of foreign currency forward contracts.

Interest expense for the first nine months of fiscal 2004 was $12.9 million compared with $7.4 million for the prior year period, reflecting the additional interest expense on the $175.0 million of Senior Subordinated Notes issued in the third quarter of fiscal 2003.

The effective income tax rate for the first nine months of fiscal 2004 was 29.6% (before a $1.9 million reduction of previously estimated tax liabilities) compared with 28.9% for the prior year period. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits. On February 4, 2004, we received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service covering the audit of research and development tax credits for fiscal years 1997 through 1999. As a result of the NOPA and the expectation of a similar result for fiscal years 2000 through 2003, we revised our estimated liability for income taxes as of January 30, 2004. The revision resulted in a $1.9 million reduction of previously estimated tax liabilities.

During the first fiscal quarter of 2004, we sold land in Coachella, California, for cash and recorded a gain on sale of $577,000, which is included in other income.

New orders for the first nine months of fiscal 2004 were $463.7 million compared with $441.5 million for the same period in fiscal 2003. Avionics & Controls orders for the first nine months of fiscal 2004 increased 15.6% from the prior year period and reflected the acquisition of AVISTA and a $6.5 million cockpit panel retrofit order. Sensors & Systems orders for the first nine months of fiscal 2004 increased 27.5% from the prior year period and reflected higher order volumes and the timing of receiving orders. Advanced Materials orders for the first nine months of fiscal 2004 decreased 16.8% from the prior year period and reflected the timing of receiving countermeasure orders. Backlog at July 30, 2004 was $331.1 million compared with $321.2 million at August 1, 2003. Approximately $188.5 million in backlog is scheduled for delivery after fiscal 2004. Most orders in backlog are subject to cancellation until delivery.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments at July 30, 2004 totaled $130.8 million, a decrease of $13.4 million from October 31, 2003. Net working capital increased to $246.0 million at July 30, 2004 from $222.4 million at October 31, 2003. Sources of cash flows from operating activities principally consist of cash received from the sale of products offset by cash payments for material, labor and operating expenses. Cash flows from operating activities were $38.3 million and $36.8 million in the first nine months of fiscal 2004 and 2003, respectively. The increase principally reflected higher net earnings and cash receipts from accounts receivable collections, substantially offset by a $10.2 million increase in cash paid for interest and increased purchases of inventories. The additional interest expense paid principally related to the $175.0 million of Senior Subordinated Notes, which require semi-annual interest payments in December and June. The decrease in cash flows used by investing activities primarily reflected the acquisition of the Weston Group in the third fiscal quarter of 2003. The decrease in cash provided by financing activities principally reflected the issuance of $175.0 million of Senior Subordinated Notes in the prior year’s third fiscal quarter and the repayment of $30.0 million of the 1999 Senior Notes in accordance with their terms in the first nine months of fiscal 2004.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $25.0 million during fiscal 2004, compared with $17.1 million expended in fiscal 2003. Capital expenditures for the first nine months of 2004 totaled $17.6 million, primarily for machinery and equipment and enhancements to information systems.

Total debt at July 30, 2004 was $250.1 million and consisted of $175.0 million of Senior Subordinated Notes, $70.0 million of 1999 Senior Notes and $5.1 million of various foreign currency debt agreements, including capital lease obligations. The Senior Subordinated Notes mature June 15, 2013, bear interest at 7.75% and contain covenants, including restrictions on incurrence of additional debt in certain circumstances, repurchase of our common stock, declaration of dividends, retirement or redemption of subordinated debt, creation of liens and certain asset dispositions. We are in compliance with these covenants and do not view the restrictions as limiting our planned activities. In September 2003 we entered into an interest rate swap agreement on $75.0 million of our Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed rate for a variable interest rate on $75.0 million of the $175.0 million principal amount outstanding which is subject to interest rate risk. The 1999 Senior Notes have maturities ranging from November 2005 to 2008 and interest rates from 6.4% to 6.77%. We have a credit facility totaling up to $60.0 million of borrowing capacity. An additional $6.2 million of unsecured foreign currency credit facilities have been extended by foreign banks for a total of $66.2 million available companywide. Available credit under the above credit facilities was $55.8 million at July 30, 2004, when reduced by outstanding borrowings of $2.7 million and letters of credit of $7.7 million. The facility is secured by substantially all of our assets. The credit agreement for the facility contains covenants, including but not limited to, restrictions on liens, making certain investments in third parties, capital expenditures, incurrence of additional indebtedness, repurchase of our common stock, declaration of dividends and certain asset dispositions. In addition, the credit agreement requires that we comply with certain financial covenants, including a maximum leverage ratio, a fixed charge coverage ratio, a total debt to capitalization ratio and a minimum tangible net worth. As of July 30, 2004, we were in compliance with these covenants under the credit facility. We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through July 2005. In addition, we believe that we have adequate access to capital markets to fund future acquisitions.

On August 3, 2004, we filed a shelf registration statement on Form S-3 registering $300.0 million of equity and debt securities, which was declared effective on August 25, 2004. The shelf registration statement enables us to issue equity and debt securities in response to market conditions.

On August 27, 2004, we acquired all of the outstanding capital stock of Leach Holding Corporation (Leach), a $119 million (sales) manufacturer of electrical power switching, control and data communication devices for the aerospace industry for approximately $145.0 million in cash before acquisition costs and an adjustment for the change in working capital from December 31, 2003 to closing, pursuant to an Agreement and Plan of Merger dated as of July 8, 2004. Leach also manufactures medical diagnostic, therapeutic and patient monitoring devices, and analytical, optical and biosensor instruments for medical, laboratory and industrial applications. The acquisition will expand the Company’s capabilities in providing solutions to its customers’ complex engineering requirements. The aerospace business will be included in the Sensors & Systems segment and the medical business will be included in the Avionics & Controls segment. We used existing cash and our credit facilities to finance the acquisition.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in “Forward-Looking Statements and Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003, that may cause our or the industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

Item 4.      Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 30, 2004. Based upon that evaluation, they concluded as of July 30, 2004 that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

During the time period covered by this report, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe that adequate reserves for these liabilities have been made and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 6.      Exhibits and Reports on Form 8-K

      (a)        Exhibits

2	Agreement and Plan of Merger dated as of July 8, 2004 among Esterline Technologies Corporation, Esterline Technologies Holdings Limited, Esterline Acquisition Sub, Inc., Leach Holding Corporation and Robert Sires (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 8, 2004 [Commission File Number 1-6357]).

11	Schedule setting forth computation of basic and diluted earnings per common share for the three and nine month periods ended July 30, 2004 and August 1, 2003.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)       Reports on Form 8-K.

On July 9, 2004, we filed a report on Form 8-K under Items 5 and 7, dated July 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION (Registrant)

Dated: September 10, 2004	By:	/s/ Robert D.George

Robert D. George Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)