Form 10-K
period 2004-10-29
ESTERLINE TECHNOLOGIES CORP
filed 2005-01-06
CIK 33619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  October 29, 2004

OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number 1-6357

ESTERLINE TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-2595091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 108th Avenue NE
Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 425/453-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.20 par value) Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes       X    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).      X  Yes           No

        As of January 4, 2005, 25,072,561 shares of the Registrant’s common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of April 30, 2004 was $523,931,587 (based upon the closing sales price of $24.75 per share).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for fiscal year ended October 29, 2004 – Parts I, II and IV.

Portions of Definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders, to be held on March 2, 2005 – Part III.

PART I

This Report includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Please refer to the section addressing forward-looking information on page 11 for further discussion. In this report, “we,” “our,” “us,” “Company,” and “Esterline” refer to Esterline Technologies Corporation and subsidiaries, unless otherwise noted or context otherwise indicates.

Item 1.    Business

(a)  General Development of Business.

Esterline, a Delaware corporation formed in 1967, is a leading specialized manufacturing company principally serving aerospace and defense customers. We design, manufacture and market highly engineered products and systems for application within the industries we serve.

Our strategy is to maintain a leadership position in niche markets for the development and manufacture of highly engineered products that are essential to our customers. We are concentrating our efforts to expand selectively our capabilities in these markets, to anticipate the global needs of our customers and to respond to such needs with comprehensive solutions. Our current business and strategic growth plan focuses on the continuous development of these products in three key technology segments – avionics and controls, sensors and systems, and specialized high-performance elastomers and other complex materials, principally for aerospace and defense markets. Our products are often mission-critical equipment, which have been designed into particular military and commercial platforms and in certain cases can only be replaced by products of other manufacturers following a formal certification process.

Our products have a long history in the aerospace and defense industry and are found on most military and commercial aircraft, helicopters, and land-based systems. For example, our products are used on the majority of active and in-production U.S. military aircraft and on every Boeing commercial aircraft platform manufactured in the past 65 years. In addition, our products are supplied to Airbus, all of the major regional and business jet manufacturers, and the major aircraft engine manufacturers. We differentiate ourselves through our engineering and manufacturing capabilities and our reputation for quality, reliability, and innovation. We work closely with original equipment manufacturers (“OEMs”) on new, highly engineered product designs which often results in our products being designed into their platforms; this integration often results in sole-source positions for OEM production and aftermarket business. In fiscal 2004, we estimate that 30% of our sales to commercial and military aerospace customers were derived from aftermarket business. Our aftermarket sales, including retrofits, spare parts, and repair services, historically carry a higher gross margin and have more stability than sales to OEMs. In many cases, aftermarket sales extend well beyond the OEM production period, supporting the platform during its entire life cycle.

Our sales are diversified across three broad markets:  defense, commercial aerospace, and general industrial. For fiscal 2004, we estimate we derived approximately 45% of our sales from the defense market, 35% from the commercial aerospace market and 20% from the general industrial market.

In fiscal 2004 we had two important acquisitions. We acquired all of the outstanding capital stock of Leach Holding Corporation (Leach), a $119 million (sales) manufacturer of electrical power switching, control and data communication devices for the aerospace industry, for approximately $145.0 million. In addition, we acquired all of the outstanding capital stock of AVISTA, Incorporated (AVISTA), a $10 million (sales) Wisconsin-based developer of embedded avionics software, for approximately $6.5 million. For further information regarding these acquisitions, see Note 15 to the Company’s Consolidated Financial Statements of the Annual Report to Shareholders for the fiscal year ended October 29, 2004. The Annual Report is included as Exhibit 13 to this report.

(b)  Financial Information About Industry Segments.

A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to our business segments for fiscal years 2004, 2003 and 2002 is reported in Note 16 to the Company’s Consolidated Financial Statements of the Annual Report to Shareholders for the fiscal year ended October 29, 2004. The Annual Report is included as Exhibit 13 of this report.

(c)  Narrative Description of Business.

Avionics & Controls

Our Avionics & Controls business segment designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles, secure communications systems, specialized medical equipment, and other industrial applications.

We are a market leader in the development, manufacturing and marketing of sophisticated high reliability technology interface systems for commercial and military aircraft. These products include lighted push-button and rotary switches, keyboards, lighted indicators, panels and displays that are used in a broad variety of control and display applications. They have been integrated into many existing aircraft designs, including every Boeing commercial aircraft platform currently in production. This large installed base provides us with a significant spare parts and retrofit business. In addition, we manufacture control sticks, grips and wheels, as well as specialized switching systems. In this area, we primarily serve commercial and military aviation, and airborne and ground-based military equipment manufacturing customers. For example, we are a leading manufacturer of pilot control grips for most types of military fighter jets and helicopters. Additionally, our software engineering center supports our customers’ needs with such applications as primary flight displays, flight management systems, air data computers and engine control systems.

Our proprietary products meet critical operational requirements and provide customers with significant technological advantages in such areas as night vision compatibility (a technology enabling display screens to be read using night vision equipment), and backlighting for active-matrix liquid-crystal displays (a technology enabling pilots to read display screens in a variety of light conditions as well as from extreme angles). Our products are incorporated in a wide variety of programs including the AH-64 Apache and H-60 Black Hawk helicopters; the F-117 Nighthawk, C-17 Globemaster III, F-14 Tomcat, F-15 Eagle, F-16 Fighting Falcon, and F/A-18 Super Hornet fixed-wing military aircraft; Canadair regional jets; and Cessna, Gulfstream and Saab business jets. In fiscal 2004, some of our largest customers for these products included The Boeing Company, the U.S. Department of Defense, Smiths Industries, BAE Systems, Honeywell, and Lockheed Martin.

We are also a supplier in custom input integration with a full line of keyboard switch and input technologies for specialized medical equipment, communications systems and comparable equipment for military applications. These products include custom keyboards, keypads, and input devices that integrate cursor control devices, bar-code scanners, displays, laser pointers, and voice activation. We have developed a wide variety of technologies, including plastic and vinyl membranes that protect high-use switches and fully depressible buttons, and backlighted elastomer switch coverings that are resistant to exposure from harsh chemicals. These technologies now serve as the foundation for a small but growing portion of our product line. In fiscal 2004, some of our largest customers for these products included the U.S. Department of Defense, General Electric, Lockheed Martin, Siemens, Philips, and Menarini.

Sensors & Systems

Our Sensors & Systems business segment produces high-precision temperature and pressure sensors, electrical power switching, control and data communication devices, fluid control components, micro-motors, motion control sensors, and other related systems principally for aerospace and defense customers. We are a market leader for these products in continental Europe with growing positions in the United States and the United Kingdom. For example, we are the sole-source supplier of temperature probes for use on all versions of the General Electric/Snecma CFM-56 jet engine. The CFM-56 has an installed base of over 13,000 engines, is standard equipment on new generation Boeing 737 aircraft and has been selected as the engine for approximately 40% of all Airbus aircraft delivered to date. The principal customers for these products are jet engine manufacturers, airframe manufacturers, petroleum companies and electric utilities. In fiscal 2004, some of our largest customers for these products included Snecma, the British Ministry of Defence, Rolls Royce, Pratt & Whitney, General Electric, BAE Systems, Goodrich, Innovative Solutions & Support, Honeywell, Airbus and Air France.

Advanced Materials

Our Advanced Materials business segment develops and manufactures high-performance elastomer products used in a wide range of commercial aerospace and military applications and combustible ordnance for military applications. This segment focuses on process-related technologies.

Specialized High-Performance Applications. We specialize in the development of proprietary formulations for silicone rubber and other elastomer products. Our elastomer products are engineered to address specific customer requirements where superior performance in high temperature, high pressure, caustic, abrasive and other difficult environments is critical. These products include thermal fire barrier insulation products and precision metal components, seals, tubing and coverings designed in custom-molded shapes. Some of the products include proprietary elastomers that are specifically designed for use on or near a jet engine. We are a leading U.S. supplier of high-performance elastomer products to the aerospace industry, with our primary customers for these products being jet and rocket engine manufacturers, commercial and military airframe manufacturers, as well as commercial airlines. In fiscal 2004, some of the largest customers for these products included Goodrich, The Boeing Company, Bombardier, the U.S. Department of Defense, Honeywell, Pratt & Whitney, KAPCO, Northrop Grumman and Alliant Techsystems.

Other Defense Applications. We develop and manufacture combustible ordnance and electronic warfare countermeasure devices for military customers. We manufacture molded fiber cartridge cases, mortar increments, igniter tubing and other combustible ordnance components primarily for the U.S. Department of Defense. We are currently the sole supplier of combustible casings utilized by the U.S. Armed Forces. Sales are made either directly to the U.S. Department of Defense or through prime contractors, Alliant Techsystems and General Dynamics. These products include the combustible case for the U.S. Army’s new generation 155mm Modular Artillery Charge System, the 120mm combustible case used with the main armament system on the U.S. Army and Marine Corps’ M1-A1/2 tanks, and the 60mm, 81mm and 120mm combustible mortar increments. We are also currently the only U.S. supplier of radar countermeasure chaff and one of three suppliers to the U.S. Army of infrared decoy flares used by aircraft to help protect against radar and infrared guided missiles.

A summary of product lines contributing sales of 10% or more of total sales for fiscal years 2004, 2003 and 2002 is reported in Note 16 to the Consolidated Financial Statements of the Annual Report to Shareholders for the fiscal year ended October 29, 2004. The Annual Report is included as Exhibit 13 of this report.

Marketing and Distribution

We believe that a key to continued success is our ability to meet customer requirements both domestically and internationally. We have and will continue to improve our sales and distribution channels in order to provide a wider variety of products and to improve the effectiveness of our customers’ supply chain. For example, in fiscal 2004 we opened in Shanghai, China, a medical device assembly operation to better service our global medical customers. In addition, we opened a service center in Singapore for our temperature sensor customers. Other enhancements include combining sales and marketing forces of our operating units where appropriate, cross-training our sales representatives on multiple product lines, and cross-stocking our spares parts and components.

In the technical and highly engineered product segments in which we compete, relationship selling is particularly appropriate in targeted marketing segments where customer and supplier design and engineering inputs need to be tightly integrated. Participation in industry trade shows is an effective method of meeting customers, introducing new products, and exchanging technical specifications. In addition to technical and industry conferences, our products are supported through direct internal international sales efforts, as well as through manufacturer representatives and selected distributors. Currently, 163 sales people, 197 representatives, and 120 distributors support our operations internationally.

Backlog

Backlog at October 29, 2004, was $433.1 million, compared with $300.9 million at October 31, 2003. We estimate that approximately $70.6 million of backlog is scheduled to be shipped after fiscal 2005.

Backlog is subject to cancellation until delivered, and therefore, we cannot assure that our backlog will be converted into revenue in any particular period or at all. Backlog does not include the total contract value of cost-plus reimbursable contracts, which are funded as we incur the costs. Except for the released portion, backlog also does not include fixed-price multi-year contracts.

Competition

Our products and services are affected by varying degrees of competition. We compete with other companies in most markets we serve, many of which have far greater sales volumes and financial resources. The principal competitive factors in the commercial markets in which we participate are product performance, service and price. Part of product performance requires expenditures in research and development that lead to product improvement. The market for many of our products may be affected by rapid and significant technological changes and new product introduction. Our principal competitors include Eaton, ECE and Eastprint in our Avionics & Controls segment; Ametek, Deutsch, Tyco, MPC Products and Goodrich in our Sensors & Systems segment; and TransDigm and Meggitt (including Dunlop Standard Aerospace Group) in our Advanced Materials segment.

Research and Development

Currently, our product development and design programs utilize an extensive base of professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed. In fiscal 2004, approximately $27.7 million was expended for research, development and engineering, compared with $19.5 million in fiscal 2003 and $15.4 million in fiscal 2002. We believe continued product development is key to our long-term growth, and consequently, we consistently invest in research and development. Examples include research and development projects relating to a ground fault interrupter for aircraft applications, insulation material for various rocket and missile programs, high temperature, low observable material for military applications, and kinematic countermeasure flares for military applications, as well as ice detectors and smoke and pollution concentration measurement devices. In addition, we actively participate in customer-funded research and development programs, including flight controls and instrumentation on the Joint Strike Fighter and Eurofighter, Gulfstream V flight controls, deicing probes for next generation General Electric/Snecma CFM-56 jet engines and LED lighted cockpit switches for Airbus. Recently, we began work on our first major project for the Boeing 7E7 as the primary integrator for the cockpit’s overhead panel subsystem. Additionally, we were awarded a contract to supply the sensor suite for the TP400 Turboprop, which will power the Airbus A400 airlifter.

Foreign Operations

Our principal foreign operations consist of manufacturing facilities located in France, Germany and the United Kingdom and include sales and service operations located in Singapore and China. For further information regarding foreign operations, see Note 16 to the Consolidated Financial Statements of the Annual Report to Shareholders for the fiscal year ended October 29, 2004. The Annual Report is included as Exhibit 13 of this report.

Government Contracts and Subcontracts

As a contractor and subcontractor to the U.S. government (primarily the U.S. Department of Defense), we are subject to various laws and regulations that are more restrictive than those applicable to private sector contractors. Approximately 17% of our sales were made directly to the U.S. government in fiscal 2004. In addition, we estimate that our subcontracting activities to contractors for the U.S. government accounted for approximately 14% of sales during fiscal 2004. Therefore, we estimate that approximately 31% of our sales during the fiscal year were subject to government contracting regulations. Such contracts may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending, and other factors.

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

On August 29, 2002, our subsidiary, Armtec, acquired the radar countermeasures chaff and infrared decoy flare operations of the Electronic Warfare Passive Expendables Division of BAE Systems North America. At the time of our asset acquisition from BAE Systems, certain environmental remedial activities were required under a Part B Permit issued to the infrared decoy flare facility by the Arkansas Department of Environmental Quality under the Federal Resource Conservation and Recovery Act. The Part B Permit was transferred to Armtec, along with the remedial obligations. Under the terms of the asset purchase agreement, BAE Systems agreed to complete all remedial obligations at the infrared decoy flare facility and to indemnify us for all environmental liabilities to a maximum amount of $25 million.

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

Employees

For our continuing operations, we had approximately 6,100 employees at October 29, 2004, of which 4,000 were based in the United States, 1,800 in Europe, 200 in Mexico and 100 in Asia. Approximately 17% of the U.S.-based employees were represented by a labor union. Our European operations are subject to national trade union agreements and to local regulations governing employment.

(d)  Financial Information About Foreign and Domestic Operations and Export Sales.

See Note 16 to the Consolidated Financial Statements of the Annual Report to Shareholders for the fiscal year ended October 29, 2004. The Annual Report is included as Exhibit 13 of this report.

(e)  Available Information of the Registrant.

You can access financial and other information on our website, www.esterline.com. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and charters for our board committees are also available on our website and available in print to any shareholder upon request. Our website and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K.

Executive Officers of the Registrant

The names and ages of all executive officers of the Company and the positions and offices held by such persons as of January 4, 2005 are as follows:

Name	Position with the Company	Age
Robert W. Cremin	Chairman, President and Chief Executive Officer	64
Stephen E. Barton	Group Vice President	58
Robert D. George	Vice President, Chief Financial Officer,	48
	Secretary and Treasurer
Marcia J. M. Greenberg	Vice President, Human Resources	52
Larry A. Kring	Group Vice President	64
Stephen R. Larson	Vice President, Strategy & Technology	60

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

Forward-Looking Statements and Risk Factors

This annual report on Form 10-K includes forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under the headings “Risks Relating to Our Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the headings “Risks Relating to Our Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

•	A significant downturn in the aerospace industry;
•	A significant reduction in defense spending;
•	A decrease in demand for our products as a result of competition, technological innovation or otherwise;
•	Our inability to identify future acquisition candidates or to integrate acquired operations; and
•	Loss of a significant customer or defense program.

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

Risks Relating to Our Business and Our Industry

Implementing our acquisition strategy involves risks and our failure to successfully implement this strategy could have a material adverse effect on our business.

One of our key strategies is to grow our business by selectively pursuing acquisitions. Since 1996 we have completed over 25 acquisitions, and we are continuing to actively pursue additional acquisition opportunities, some of which may be material to our business and financial performance. Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for a number of reasons, including:

•	Encountering difficulties identifying and executing acquisitions;
•	Increased competition for targets, which may increase acquisition costs;
•	Consolidation in our industry reducing the number of acquisition targets;

•	Acquisition financing not being available on acceptable terms or at all; and
•	Competition laws and regulations preventing us from making certain acquisitions.

In addition, there are potential risks associated with growing our business through acquisitions, including the failure to successfully integrate and realize the expected benefits of an acquisition. For example, with any past or future acquisition, there is the possibility that:

•	The business culture of the acquired business may not match well with our culture;
•	Technological and product synergies, economies of scale and cost reductions may not occur as expected;
•	Management may be distracted from overseeing existing operations by the need to integrate acquired businesses;
•	We may acquire or assume unexpected liabilities;
•	Unforeseen difficulties may arise in integrating operations and systems;
•	We may fail to retain and assimilate employees of the acquired business;
•	We may experience problems in retaining customers and integrating customer bases; and
•	Problems may arise in entering new markets in which we may have little or no experience.

Failure to continue implementing our acquisition strategy, including successfully integrating acquired businesses, could have a material adverse effect on our business, financial condition and results of operations.

Our future financial results could be adversely impacted by asset impairment charges.

Effective the beginning of fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement No. 142). As a result, we are required to test both acquired goodwill and other indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the market value is less than the book value of goodwill, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, we have accumulated $247.8 million of goodwill, and have $22.5 million of indefinite-lived intangible assets, out of total assets of $932.8 million at October 29, 2004. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

We performed our impairment test for fiscal 2004 and no impairment charge was necessary at year-end. It is possible, however, that as a result of events or circumstances, we could conclude at a later date that goodwill of up to approximately $63.2 million at one of our reporting units may be considered impaired and that the entire amount could be written off to expense. We also may be required to record an earnings charge or incur unanticipated expenses if, due to a change in strategy or other reason, we determined the value of other assets has been impaired.

The loss of a significant customer or defense program could have a material adverse effect on our operating results.

Some of our operations are dependent on a relatively small number of customers and defense programs, which change from time to time. Significant customers in fiscal 2004 included the U.S. Department of Defense, The Boeing Company, General Dynamics, Snecma, Honeywell, Lockheed Martin and Smiths Industries. There can be no assurance that our current significant customers will continue to buy our products at current levels. The loss of a significant customer or the cancellation of orders related to a sole-source defense program could have a material adverse effect on our operating results if we were unable to replace the related sales.

Our operating results are subject to fluctuations that may cause our revenues to decline.

Our business is susceptible to seasonality and economic cycles, and as a result, our operating results have fluctuated widely in the past and are likely to continue to do so. Our revenue tends to fluctuate based on a number of factors, including domestic and foreign economic conditions and developments affecting the specific industries and customers we serve. For example, the events of September 11, 2001 and the downturn in commercial aviation, due to, among other things, the conflict in Iraq, have impacted our operations. It is possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of securities analysts or investors, causing the market price of our common stock or senior subordinated notes to decline. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon to predict our future performance.

Political and economic instability in foreign countries and markets may have a material adverse effect on our operating results.

Foreign sales were approximately 39.1% of our total sales in fiscal 2004, and we have manufacturing facilities in a number of foreign countries. Doing business in foreign countries is subject to numerous risks, including political and economic instability, restrictive trade policies of foreign governments, economic conditions in local markets, health concerns in foreign countries, inconsistent product regulation or unexpected changes in regulatory and other legal requirements by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements. To the extent that foreign sales are transacted in a foreign currency, we are subject to the risk of losses due to foreign currency fluctuations. In addition, we have substantial assets denominated in foreign currencies, primarily the U.K. pound and euro, that are not offset by liabilities denominated in those foreign currencies. These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.

Among other things, we are subject to the Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, we may be held liable for actions taken by our strategic or local partners even though our partners are not subject to the FCPA. Any determination that we have violated the FCPA could result in sanctions that could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to compete effectively.

Our products and services are affected by varying degrees of competition. We compete with other companies and divisions and units of larger companies in most markets we serve, many of which have greater sales volumes or financial, technological or marketing resources than we do. Our principal competitors include: Eaton, ECE and Eastprint in our Avionics & Controls segment; Ametek, Deutsch, Tyco, MPC Products and Goodrich in our Sensors & Systems segment; and TransDigm and Meggitt (including Dunlop Standard Aerospace Group) in our Advanced Materials segment. The principal competitive factors in the commercial markets in which we participate are product performance, service and price. Maintaining product performance requires expenditures in research and development that lead to product improvement and new product introduction; companies with more substantial financial resources may have a better ability to make such expenditures. We cannot assure that we will be able to continue to successfully compete in our markets, which could adversely affect our business, financial condition and results of operations.

Our backlog is subject to modification or termination, which may reduce our sales in future periods.

We currently have a backlog of orders based on our contracts with customers. Under many of our contracts, our customers may unilaterally modify or terminate their orders at any time. In addition, the maximum contract value specified under a government contract awarded to us is not necessarily indicative of the sales that we will realize under that contract. For example, we are a sole-source prime contractor for many different military programs with the U.S. Department of Defense. We depend heavily on the government contracts underlying these programs. Over its lifetime, a program may be implemented by the award of many different individual contracts and subcontracts. The funding of government programs is subject to congressional appropriation.

Changes in defense procurement models may make it more difficult for us to successfully bid on projects as a prime contractor and limit sole-source opportunities available to us.

In recent years, the trend in combat system design and development appears to be evolving towards the technological integration of various battlefield components, including combat vehicles, command and control network communications, advanced technology artillery systems and robotics. If the U.S. military procurement approach continues to require this kind of overall battlefield combat system integration, we expect to be subject to increased competition from aerospace and defense companies who have significantly greater resources than we do. This trend could create a role for a prime contractor with broader capabilities that would be responsible for integrating various battlefield component systems and potentially eliminating or reducing the role of sole-source providers or prime contractors of component weapon systems.

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility.

As of October 29, 2004, we had $257.1 million of debt outstanding, of which $250.1 million is long-term debt. Our primary U.S. dollar credit facility totals $60.0 million and is made available through a group of banks. The credit agreement is secured by substantially all of the Company’s assets. In addition, we have unsecured foreign currency credit facilities that have been extended by foreign banks for up to $15.3 million. Available credit under the above credit facilities was $60.0 million at October 29, 2004, when reduced by outstanding foreign bank borrowings of $7.0 million and letters of credit of $8.3 million. The indenture governing the notes and our other debt agreements limit, but do not prohibit, us from incurring additional debt in the future. Our level of debt could have significant consequences to our business, including the following:

•

Depending on debt maturities, a substantial portion of our cash flow from operations could be dedicated to paying principal and interest on our debt, thereby reducing funds available for our acquisition strategy, capital expenditures or other purposes;

•	A significant amount of debt could make us more vulnerable to changes in economic conditions or increases in prevailing interest rates;
•	Our ability to obtain additional financing for acquisitions, capital expenditures or for other purposes could be impaired;
•

The increase in the amount of debt we have outstanding increases the risk of non-compliance with some of the covenants in our debt agreements which require us to maintain specified financial ratios; and

•	We may be more leveraged than some of our competitors, which may result in a competitive disadvantage.

If we were unable to protect our intellectual property rights adequately, the value of our products could be diminished.

Our success is dependent in part on obtaining, maintaining and enforcing our proprietary rights and our ability to avoid infringing on the proprietary rights of others. While we take precautionary steps to protect our technological advantages and intellectual property and rely in part on patent, trademark, trade secret and copyright laws, we cannot assure that the precautionary steps we have taken will completely protect our intellectual property rights. Because patent applications in the United States are maintained in secrecy until either the patent application is published or a patent is issued, we may not be aware of third-party patents, patent applications and other intellectual property relevant to our products that may block our use of our intellectual property or may be used in third-party products that compete with our products and processes. In the event a competitor successfully challenges our products, processes, patents or licenses or claims that we have infringed upon their intellectual property, we could incur substantial litigation costs defending against such claims, be required to pay royalties, license fees or other damages or be barred from using the intellectual property at issue, any of which could have a material adverse effect on our business, operating results and financial condition.

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

Our customers set demanding specifications for product performance, reliability and cost. Some of our government contracts and subcontracts provide for a predetermined, fixed price for the products we make regardless of the costs we incur. Therefore, we must absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that we may achieve. Our failure to anticipate technical problems, estimate costs accurately, integrate technical processes effectively or control costs during performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause a loss. While we believe that we have recorded adequate provisions in our financial statements for losses on our fixed-price contracts, as required under GAAP, we cannot assure that our contract loss provisions will be adequate to cover all actual future losses. Therefore, we may incur losses on fixed-price contracts that we had expected to be profitable, or such contracts may be less profitable than expected.

We depend on the continued contributions of our executive officers and other key management, each of whom would be difficult to replace.

Our future success depends to a significant degree upon the continued contributions of our senior management and our ability to attract and retain other highly qualified management personnel. We face competition for management from other companies and organizations. Therefore, we may not be able to retain our existing management personnel or fill new management positions or vacancies created by expansion or turnover at our existing compensation levels. Although we have entered into change of control agreements with some members of senior management, we do not have employment contracts with our key executives, nor have we purchased “key-person” insurance on the lives of any of our key officers or management personnel to reduce the impact to our company that the loss of any of them would cause. Specifically, the loss of any of our executive officers would disrupt our operations and divert the time and attention of our remaining officers. Additionally, failure to attract and retain highly qualified management personnel would damage our business prospects.

A continued downturn in the aircraft market could adversely affect our business.

The aircraft industry is cyclical in nature and affected by many factors beyond our control. The current state of the aircraft market, which has been affected by the conflict in Iraq and is still being impacted by the events of September 11, 2001, has resulted in bankruptcy filings, restructurings and downsizing by the major commercial and regional airline carriers. This downturn has had and will likely continue to have an adverse effect on our business, financial condition and operating results.

The principal markets for manufacturers of commercial aircraft are the commercial and regional airlines, which are adversely affected by a number of factors, including fuel and labor costs, intense price competition, outbreak of infectious disease and terrorist attacks, as well as economic cycles, all of which can be unpredictable and are outside our control. Commercial aircraft production may increase or decrease in response to changes in customer demand caused by general economic conditions and the perceived safety and ease of airline travel.

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

We estimate that approximately 31% of our sales in fiscal 2004 were attributable to contracts in which we were either the prime contractor to, or a subcontractor to a prime contractor to, the U.S. government. As a contractor and subcontractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of federal government contracts that affect how we do business with our clients and may impose added costs on our business. For example, these regulations and laws include provisions that contracts we have been awarded are subject to:

•	Protest or challenge by unsuccessful bidders; and
•	Unilateral termination, reduction or modification in the event of changes in government requirements.

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

A significant portion of our business depends on U.S. Government contracts, which contracts are often subject to competitive bidding, and a failure to compete effectively or accurately anticipate the success of future projects could adversely affect our business.

We obtain many of our U.S. Government contracts through a competitive bidding process that subjects us to risks associated with:

•	The frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and/or cost overruns;

•	The substantial time and effort, including design, development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to us; and
•	The design complexity and rapid rate of technological advancement of defense-related products.

In addition, in order to win the award of developmental programs, we must be able to align our research and development and product offerings with the government’s changing concepts of national defense and defense systems. The government’s termination of, or failure to fully fund, one or more of the contracts for our programs would have a negative impact on our operating results and financial condition. Furthermore, we serve as a subcontractor on several military programs that, in large part, involve the same risks as prime contracts.

Overall, we rely on key contracts with U.S. Government entities for a significant portion of our sales and business. A substantial reduction in these contracts would materially adversely affect our operating results and financial position.

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

Future asbestos claims could harm our business.

We are subject to potential liabilities relating to certain products we manufactured containing asbestos. To date, our insurance has covered claims against us relating to those products. Commencing November 1, 2003, insurance coverage for asbestos claims has been unavailable. However, we continue to have some insurance coverage for exposure to asbestos contained in our products prior to that date.

We continue to manufacture for one customer a product that contains asbestos. We have an agreement with the customer for indemnification for certain losses we may incur as a result of asbestos claims relating to that product, but we cannot assure you that this indemnification agreement will fully protect us from losses arising from asbestos claims.

To the extent we are not insured or indemnified for losses from asbestos claims relating to our products, asbestos claims could adversely affect our operating results and our financial condition.

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

Item 2.    Properties

The following table summarizes our properties that are greater than 50,000 square feet, including identification of the business segment, as of October 29, 2004:

Location	Type of Facility	Business Segment	Approximate Square Footage	Owned or Leased
Brea, CA	Office, Plant & Warehouse	Advanced Materials	429,000	Owned
East Camden, AR	Office & Plant	Advanced Materials	175,000	Leased
Seattle, WA	Office & Plant	Avionics & Controls	200,000	Leased
Coachella, CA	Office & Plant	Advanced Materials	112,000	Owned
Buena Park, CA	Office & Plant	Sensors & Systems	110,000	Owned
Bourges, France	Office & Plant	Sensors & Systems	109,000	Leased
Farnborough, U.K.	Office & Plant	Sensors & Systems	105,000	Leased
Sylmar, CA	Office & Plant	Avionics & Controls	96,000	Leased
Kent, WA	Office & Plant	Advanced Materials	93,000	Owned
Valencia, CA	Office & Plant	Advanced Materials	88,000	Owned
Coeur d'Alene, ID	Office & Plant	Avionics & Controls	88,000	Leased
Taunton, MA	Office & Plant	Advanced Materials	85,000	Leased
Santa Fe Springs, CA	Office & Plant	Advanced Materials	81,000	Leased
London, U.K.	Office & Plant	Sensors & Systems	70,000	Leased
Tijuana, Mexico	Office & Plant	Sensors & Systems	61,000	Leased
Norwich, NY	Office & Plant	Sensors & Systems	57,000	Owned
Painesville, OH	Office & Plant	Sensors & Systems	50,000	Owned
Lillington, NC	Office & Plant	Advanced Materials	50,000	Leased

In total, we own approximately 1,100,000 square feet and lease approximately 1,400,000 square feet of manufacturing facilities and properties.

Item 3.    Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe we have adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 29, 2004.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

We hereby incorporate by reference the following information that appears in our Annual Report to Shareholders for the fiscal year ended October 29, 2004:

(a)

The high and low market sales prices of our common stock for each quarterly period during fiscal years 2004 and 2003, respectively, is set forth under the section entitled “Market Price of Esterline Common Stock” of the Annual Report to Shareholders for the fiscal year ended October 29, 2004. The Annual Report is included as Exhibit 13 to this report.

(b)

Restrictions on the ability to pay future cash dividends is set forth in Note 11 to the Consolidated Financial Statements of the Annual Report to Shareholders for the fiscal year ended October 29, 2004. The Annual Report is included as Exhibit 13 to this report.

No cash dividends were paid during fiscal years 2004 and 2003. We currently intend to retain all future earnings for use to expand the business and retire debt. We are restricted from paying dividends under our current credit facility and do not anticipate paying any dividends in the foreseeable future.

On January 4, 2005, there were 561 holders of record of our common stock.

The principal market for our Common Stock is the New York Stock Exchange.

Item 6.    Selected Financial Data

We hereby incorporate by reference the information set forth under the section entitled, “Selected Financial Data” of the Annual Report to Shareholders for the fiscal year ended October 29, 2004. The Annual Report is included as Exhibit 13 to this report.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We hereby incorporate by reference the information set forth under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” of the Annual Report to Shareholders for the fiscal year ended October 29, 2004. The Annual Report is included as Exhibit 13 to this report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We hereby incorporate by reference the information set forth under the section “Disclosures About Market Risk” of the Annual Report to Shareholders for the fiscal year ended October 29, 2004. The Annual Report is included as Exhibit 13 to this report.

Item 8.    Financial Statements and Supplementary Data

The report of Ernst & Young LLP, Independent Registered Public Accounting Firm, and the consolidated financial statements are included in the Annual Report to Shareholders for the fiscal year ended October 29, 2004 and are hereby incorporated by reference. Quarterly results of operations are reported in Note 17 of the Company’s Annual Report to Shareholders for the fiscal year ended October 29, 2004 and are hereby incorporated by reference. The Annual Report is included as Exhibit 13 to this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 29, 2004. Based upon that evaluation, they concluded as of October 29, 2004, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended October 29, 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

(a)  Directors.

We hereby incorporate by reference the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Other Information as to Directors – Board and Board Committees,” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 2, 2005.

(b)  Executive Officers.

Information regarding our executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrant.”

Item 11.    Executive Compensation

We hereby incorporate by reference the information set forth under “Other Information as to Directors – Director Compensation,” “Executive Compensation,” “Compensation Committee Report,” and “Common Stock Price Performance Graph,” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 2, 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table gives information about the shares of Common Stock that may be issued upon the exercise of options, warrants and rights under the Amended and Restated 1987 Stock Option Plan, the Non-Employee Directors’ Compensation Plan, the Amended and Restated 1997 Stock Option Plan, the 2004 Equity Incentive Plan and the 2002 Employee Stock Purchase Plan, the only equity compensation plans of the Company in effect as of the end of the Company’s last fiscal year.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation
plans approved by
security holders	1,438,000	$ 18.34	822,627 [1,2]

Equity compensation
plans not approved by
security holders	—	—	—

Total	1,438,000	$ 18.34	822,627

[1]

Of these shares, 186,187 shares are available for purchase under the 2002 Employee Stock Purchase Plan, 575,250 are available for grant under the Company's 2004 Equity Incentive Plan and 61,190 are available for grant under the Non-Employee Directors' Stock Compensation Plan, as of the end of the Company's last completed fiscal year.

[2]

Pursuant to the Non-Employee Directors' Stock Compensation Plan, each of the Company's non-employee directors will receive an automatic grant of shares of Common Stock not subject to any restriction on the date of each annual shareholders meeting with an aggregate market value of $10,000 based on the closing price of the Common Stock on that date.

We hereby incorporate by reference the information with respect to stock ownership set forth under "Security Ownership of Certain Beneficial Owners and Management" in the definitive form of the Company's Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 2, 2005.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Independent Registered Public Accounting Firm Fees and Services

We hereby incorporate the information set forth under "Independent Registered Public Accounting Firm Fees and Services" in the definitive form of the Company's Proxy Statement relating to the 2005 Annual Meeting of Shareholders, to be held on March 2, 2005.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements.

The following consolidated financial statements, together with the report thereon of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated December 10, 2004, appearing in the Company's Annual Report to Shareholders for the fiscal year ended October 29, 2004.

Annual Report Reference
Consolidated Statement of Operations – Fiscal years 2004, 2003, and 2002	*

Consolidated Balance Sheet – October 29, 2004 and October 31, 2003	*

Consolidated Statement of Cash Flows – Fiscal years 2004, 2003, and 2002	*

Consolidated Statement of Shareholders' Equity and Comprehensive
Income – Fiscal years 2004, 2003, and 2002	*

Notes to Consolidated Financial Statements – October 29, 2004	*

Report of Ernst & Young LLP, Independent Registered Public
Accounting Firm	*

*	Incorporated by reference to the Annual Report to Shareholders for the fiscal year ended October 29, 2004. The Annual Report is included as Exhibit 13 to this report.

Refer also to Part II, Item 8 – Financial Statements and Supplementary Data for additional information.

(a)(2)  Financial Statement Schedules.

The following consolidated financial statement schedule of the Company is included as follows:

Schedule II – Valuation and Qualifying Accounts, see page 33.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)  Exhibits.

See Exhibit Index on pages 28-32.

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

Dated: January 6, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert W. Cremin		January 6, 2005

(Robert W. Cremin)	Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Robert D. George		January 6, 2005

(Robert D. George)	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	Date

/s/ Richard R. Albrecht		January 6, 2005

(Richard R. Albrecht)	Director	Date

/s/ Lewis E. Burns		January 6, 2005

(Lewis E. Burns)	Director	Date

/s/ Ross J. Centanni		January 6, 2005

(Ross J. Centanni)	Director	Date

/s/ John F. Clearman		January 6, 2005

(John F. Clearman)	Director	Date

/s/ Robert S. Cline		January 6, 2005

(Robert S. Cline)	Director	Date

/s/ Anthony P. Franceschini		January 6, 2005

(Anthony P. Franceschini)	Director	Date

/s/ Charles R. Larson		January 6, 2005

(Charles R. Larson)	Director	Date

/s/ Jerry D. Leitman		January 6, 2005

(Jerry D. Leitman)	Director	Date

/s/ James L. Pierce		January 6, 2005

(James L. Pierce)	Director	Date

Exhibit Number		Exhibit

2		Agreement and Plan of Merger dated as of July 8, 2004, among Esterline Technologies Corporation, Esterline Technologies Holdings Limited, Esterline Acquisition Sub, Inc., Leach Holding Corporation and Robert Sires. (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed July 8, 2004 [Commission File Number 1-6357].)

3.	1	Restated Certificate of Incorporation, dated June 6, 2002. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 26, 2002 [Commission File Number 1-6357].)

3.	2	By-laws of the Company, as amended and restated December 4, 2003. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended October 31, 2004 [Commission File Number 1-6357].)

4.	1	Rights Agreement dated as of December 11, 2002, between Esterline Technologies Corporation and Mellon Investor Services LLC, as Rights Agent, which inlcudes as Exhibit A the Form of Certificate of Designation of Series B Serial Preferred Stock, as Exhibit B the Form of Rights of Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 4.1 to Esterline Technologies Corporation's Registration Statement on Form 8-A, as amended, filed on December 12, 2002 [Commission File Number 1-6357].)

4.	2	Indenture relating to Esterline Technologies Corporation's 7.75% Senior Subordinated Notes due 2013, dated as of June 11, 2003. (Incorporated by reference to Exhibit 4.1 to Esterline Technologies Corporation's Form 10-Q for the quarter ended August 1, 2003 [Commission File Number 1-6357].)

4.	3	Form of Exchange Note. (Incorporated by reference to Exhibit 4.3 to Esterline Technologies Corporation Form S-4, as amended, filed on September 30, 2003 [Commission File Number 1-6357].)

10.	1	Registration Rights Agreement among Esterline Technologies Corporation, its domestic subsidiaries listed on Schedule 1 thereto and Wachovia Securities, Inc., dated June 11, 2003. (Incorporated by reference to Exhibit 10.1 to 10-Q for fiscal quarter ended August 1, 2003 [Commission File Number 1-6357].)

10.	2	Credit Agreement, dated as of June 11, 2003, among Esterline Technologies Corporation, the financial institutions referred to therein and Wachovia Bank, National Association, as Administrative and Collateral Agent. (Incorporated by reference to Exhibit 10.2 to 10-Q for the third quarter ended August 1, 2003 [Commission File Number 1-6357].)

Exhibit Number		Exhibit

10.	4	Industrial Lease dated July 17, 1984, between 901 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 901 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991 [Commission File Number 1-6357].)

10.	4a	Fourth Amendment dated July 27, 1994, to Industrial Lease dated July 17, 1984 between Houg Family Partnership, as successor to 901 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.4a to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 [Commission File Number 1-6357].)

10.	5	Industrial Lease dated July 17, 1984, between 801 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 801 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991 [Commission File Number 1-6357].)

10.	5a	Fourth Amendment dated March 28, 1994, to Industrial Lease dated July 17, 1984, between Michael Maloney and the Bancroft & Maloney general partnership, as successor to 801 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.5a to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 [Commission File Number 1-6357].)

10.	10*	Compensation of Directors. (Incorporated by referenece to first paragraph under "Other Information as to Directors" in the definitive form of the Company's Proxy Statement, relating to its 2005 Annual Meeting of Shareholders to be held on March 2, 2005, and to be filed with the Securities and Exchange Commission and the New York Stock Exchange.

10.	13*	Amended and Restated 1987 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Registration Statement of Form S-8 [No. 33-52851] filed March 28, 1994.)

10.	15*	Esterline Corporation Supplemental Retirement Income Plan for Key Executives. (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989 [Commission File Number 1-6357].)

Exhibit Number		Exhibit

10.	16j*	Esterline Technologies Corporation Long-Term Incentive Compensation Plan, fiscal years 2000-2004. (Incorporated by reference to Exhibit 10.16j to the Company's Quarterly Report on Form 10-Q for the quarter ended January 30, 2004 [Commission File Number 1-6357].)

10.	19*	Executive Officer Termination Protection Agreement. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 [Commission File Number 1-6357].)

10.	19a*	Amendment A to the Executive Officer Termination Protection Agreement, effective June 8, 2000. (Incorporated by reference to Exhibit 10.19a to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2000 [Commission File Number 1-6357].)

10.	20j*	Esterline Technologies Corporation FY04 Annual Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.20j to the Company's Quarterly Report on Form 10-Q for the quarter ended January 30, 2004 [Commission File Number 1-6357].)

10.	22	Real Property Lease and Sublease, dated June 28, 1996, between 810 Dexter L.L.C. and Korry Electronics Co. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 [Commission File Number 1-6357].)

10.	24*	Esterline Technologies Corporation Amended and Restated 1997 Stock Option Plan. (Incorporated by reference to Annex B in the definitive form of the Company's Proxy Statement, relating to its 2003 Annual Meeting of Shareholders held on March 5, 2003, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 2003 [Commission File Number 1-6357].)

10.	25	Property lease between Slibail Immobilier and Norbail Immobilier and Auxitrol S.A., dated April 29, 1997, relating to the manufacturing facility of Auxitrol at 5, allée Charles Pathé, 18941 Bourges Cedex 9, France, effective on the construction completed date (December 5, 1997). (Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 [Commission File Number 1-6357].)

10.	26	Industrial and build-to-suit purchase and sale agreement between The Newhall Land and Farming Company, Esterline Technologies Corporaiton and TA Mfg. Co., dated February 13, 1997 including Amendments. The agreement is for land and building located at 28065 West Franklin Parkway, Valencia, CA 91384, effective upon acceptance of construction completion (May 12, 1998). (Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1998 [Commission File Number 1-6357].)

Exhibit Number		Exhibit

10.	27	Note Purchase Agreement between Esterline Technologies Corporation and various life insurance companies for Senior Notes maturing in fiscal 2004-2009. (Incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999 [Commission File Number 1-6357].)

10.	28*	Executive Retirement Agreement between Esterline Technologies Corporation and Wendell P. Hurlbut dated January 19, 1999. (Incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999 [Commission File Number 1-6357].)

10.	30	Counterpart Underlease, dated January 4, 1993, between Openment Limited and Muirhead Vactric Components Limited, relating to premises located at Oakfield Road, Penge in the London Borough of Bromley. (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2000 [Commission File Number 1-6357].)

10.	31	Lease Agreement, dated as of February 27, 1998, between Glacier Partners and Advanced Input Devices, Inc., Lease Amendment #1, dated February 27, 1998. (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 2000 [Commission File Number 1-6357].)

10.	33*	Esterline Technologies Corporation 2002 Employee Stock Purchase Plan. (Incorporated by reference to Annex B in the definitive form of the Company's Proxy Statement, relating to its 2002 Annual Meeting of Shareholders held on March 5, 2002, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 2002 [Commission File Number 1-6357].)

10.	34	Lease Agreement, dated as of August 6, 2003, by and between the Prudential Insurance Company of America and Mason Electric Co., relating to premises located at Sylmar, California. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2003 [Commission File Number 1-6357].)

10.	35	Occupation Lease of Buildings known as Phases 3 and 4 on the Solartron Site at Victoria Road, Farnborough, Hampshire between J Sainsbury Developments Limited and Weston Aerospace Limited, dated July 21, 2000. (Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2003 [Commission File Number 1-6357].)

10.	36*	Esterline Technologies Corporation 2004 Equity Incentive Plan. (Incorporated by reference to Annex B in the definitive form of the Company's Proxy Statement, relating to its 2004 Annual Meeting of Shareholders held on March 3, 2004, filed with the Securities and Exchange Commission and the New York Stock Exchange on February 3, 2004 [Commission File Number 1-6357].)

Exhibit Number		Exhibit

10.	37	Lease Agreement dated as of March 19, 1969, as amended, between Leach Corporation and Gin Gor Ju, Trustee of Ju Family Trust, relating to premises located in Orange County.

11		Schedule setting forth computation of earnings per share for the five fiscal years ended October 29, 2004.

12.	1	Statement of Computation of Ratio of Earnings to Fixed Charges.

13		Portions of the Annual Report to Shareholders for the fiscal year ended October 29, 2004, incorporated by reference herein.

21		List of subsidiaries.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer.

31.2		Certification of Chief Financial Officer.

32.1		Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.

ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Balance at End of Year
Reserve for Doubtful
Accounts Receivable

Fiscal Years

2004	$2,669	$1,294	$(276)	[1]	$3,687

2003	$2,700	$741	$(772)	[1]	$2,669

2002	$2,447	$1,327	$(1,074)	[2]	$2,700

[1]	Uncollectible accounts written off, net of recoveries.

[2]	Uncollectible accounts written off, net of recoveries, of $364 and the reclassification of the reserve for doubtful accounts receivable to net assets of discontinued operations of $710.