Form 10-Q
period 2005-01-28
ESTERLINE TECHNOLOGIES CORP
filed 2005-03-04
CIK 33619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

_________________

FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2005

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

Yes              No      X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      X        No

As of March 4, 2005, 25,088,107 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of January 28, 2005 and October 29, 2004
(In thousands, except share amounts)

	January 28, 2005	October 29, 2004
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$153,312	$29,479
Cash in escrow	13,570	8,511
Short-term investments	8,820	—
Accounts receivable, net of allowances
of $3,881 and $2,669	119,615	132,206
Inventories
Raw materials and purchased parts	64,390	58,736
Work in process	43,817	43,326
Finished goods	17,988	16,992

	126,195	119,054

Deferred income tax benefits	21,364	20,984
Prepaid expenses	8,416	9,441
Other current assets	288	435

Total Current Assets	451,580	320,110

Property, Plant and Equipment	271,479	275,437
Accumulated depreciation	130,584	130,302

	140,895	145,135

Other Non-Current Assets
Goodwill	245,860	247,817
Intangibles, net	169,360	169,876
Debt issuance costs, net of accumulated
amortization of $1,096 and $928	5,650	5,818
Deferred income tax benefits	10,601	11,216
Other assets	27,857	32,861

	$1,051,803	$932,833

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of January 28, 2005 and October 29, 2004
(In thousands, except share amounts)

	January 28, 2005	October 29, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)
Current Liabilities
Accounts payable	$39,970	$37,867
Accrued liabilities	87,394	97,038
Credit facilities	3,871	6,977
Current maturities of long-term debt	30,984	1,031
Federal and foreign income taxes	7,096	6,678

Total Current Liabilities	169,315	149,591

Long-Term Liabilities
Long-term debt, net of current maturities	218,709	249,056
Deferred income taxes	45,307	43,443
Other liabilities	25,607	29,852

Commitments and Contingencies	—	—

Minority Interest	2,391	2,378

Shareholders’ Equity
Common stock, par value $.20 per share,
authorized 60,000,000 shares, issued and
outstanding 25,073,811 and 21,319,698 shares	5,015	4,264
Additional paid-in capital	229,582	120,553
Retained earnings	326,323	309,155
Accumulated other comprehensive income	29,554	24,541

Total Shareholders’ Equity	590,474	458,513

	$1,051,803	$932,833

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Month Periods Ended January 28, 2005 and January 30, 2004
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	January 28, 2005	January 30, 2004

Net Sales	$190,243	$129,454
Cost of Sales	131,692	90,774

	58,551	38,680
Expenses
Selling, general & administrative	31,589	30,129
Research, development & engineering	9,247	5,423

Total Expenses	40,836	35,552

Operating Earnings From Continuing Operations	17,715	3,128

Other (income) expense	38	(556)
Interest income	(535)	(313)
Interest expense	4,682	4,292

Other Expense, Net	4,185	3,423

Income (Loss) From Continuing Operations Before Income Taxes	13,530	(295)
Income Tax Expense (Benefit)	3,764	(1,881)

Income From Continuing Operations
Before Minority Interest	9,766	1,586
Minority Interest	(13)	—

Income From Continuing Operations	9,753	1,586

Income From Discontinued Operations, Net of Tax	7,415	292

Net Earnings	$17,168	$1,878

Earnings Per Share – Basic:
Continuing operations	$.41	$.08
Discontinued operations	.30	.01

Earnings per share – basic	$.71	$.09

Earnings Per Share – Diluted:
Continuing operations	$.40	$.08
Discontinued operations	.30	.01

Earnings per share – diluted	$.70	$.09

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Month Periods Ended January 28, 2005 and January 30, 2004
(Unaudited)
(In thousands)

	Three Months Ended
	January 28, 2005	January 30, 2004
Cash Flows Provided (Used) by Operating Activities
Net earnings	$17,168	$1,878
Minority interest	13	—
Depreciation and amortization	9,801	7,682
Deferred income taxes	1,749	1,301
Gain on sale of land	—	(557)
Gain on sale of discontinued operation	(9,771)	—
Working capital changes, net of effect of acquisitions
Accounts receivable	12,068	15,828
Inventories	(8,430)	(1,024)
Prepaid expense	1,168	(556)
Accounts payable	1,672	(3,197)
Accrued liabilities	(15,500)	(8,218)
Federal and foreign income taxes	343	(5,321)
Other liabilities	627	—
Other, net	(943)	(5,026)

	9,965	2,790

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(4,021)	(5,170)
Proceeds from sale of land	—	1,159
Proceeds from sale of discontinued operation	23,700	—
Escrow deposit	—	—
Capital dispositions	123	385
Purchase of short-term investments	(8,820)	—
Sale of short-term investments	—	5,021
Acquisitions of businesses, net of cash acquired	(3,346)	(6,593)

	7,636	(5,198)

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Month Periods Ended January 28, 2005 and January 30, 2004
(Unaudited)
(In thousands)

	Three Months Ended
	January 28, 2005	January 30, 2004
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under
employee stock plans	750	1,171
Proceeds provided by sale of common stock	109,030	—
Debt and other issuance costs	—	(125)
Net change in credit facilities	(3,078)	540
Repayment of long-term obligations	(452)	(29,044)

	106,250	(27,458)
Effect of Foreign Exchange Rates on Cash	(18)	6,004

Net Increase (Decrease) in Cash and Cash Equivalents	123,833	(23,862)

Cash and Cash Equivalents – Beginning of Period	29,479	131,363

Cash and Cash Equivalents – End of Period	$153,312	$107,501

Supplemental Cash Flow Information
Cash Paid for Interest	$8,394	$9,185
Cash Paid for Taxes	4,716	1,376

ESTERLINE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 28, 2005 and January 30, 2004

1.	The consolidated balance sheet as of January 28, 2005, the consolidated statement of operations for the three month periods ended January 28, 2005 and January 30, 2004, and the consolidated statement of cash flows for the three month periods ended January 28, 2005 and January 30, 2004 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2004 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options. The weighted average number of shares outstanding used to compute basic earnings per share was 24,034,000 and 21,099,000 for the first fiscal quarter in 2005 and 2004, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 24,421,000 and 21,436,000 for the first fiscal quarter in 2005 and 2004, respectively.

5.	In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement No. 123R), which is effective for public companies for interim or annual periods beginning after June 15, 2005. This statement will have a significant impact on the Company’s consolidated statements of operations, as the Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on the consolidated net income within the footnotes as is the Company’s current practice. Management intends to comply with the standard upon its effectiveness. The impact of adoption cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share under Note 9.

6.	The Company’s comprehensive income is as follows:

(In thousands)

	Three Months Ended
	January 28, 2005	January 30, 2004
Net Earnings	$17,168	$1,878
Change in Fair Value of Derivative Financial Instruments,
Net of Tax	823	660
Foreign Currency Translation Adjustment	4,190	10,987

Comprehensive Income	$22,181	$13,525

7.	On January 28, 2005, the Company completed the sale of the outstanding stock of its wholly owned subsidiary Fluid Regulators Corporation (Fluid Regulators), which was included in the Company’s Sensors & Systems segment, for approximately $23.7 million. As a result of the sale, the Company recorded a gain of $7.2 million, net of tax of $2.5 million in the first fiscal quarter of 2005. Sales and net earnings were $3.4 million and $0.2 million, respectively, during the first fiscal quarter of 2005 and $3.1 million and $0.3 million, respectively, during the first fiscal quarter of 2004.

On July 25, 2002, the Board of Directors adopted a formal plan for the sale of the assets and operations of its Automation segment. On July 23, 2003, the Company sold the assets of its Excellon Automation subsidiary. On August 31, 2004, the Company sold the stock of W. A. Whitney for $10.0 million in cash. Upon the final disposition of its discontinued Automation operations in the fourth fiscal quarter of 2004, the Company recorded an $8.0 million gain, net of $4.5 million in tax, including the reversal of estimated reserves which were recognizable upon sale of the business. Sales in the Automation segment were $4.6 million for the three month period ended January 30, 2004.

Fluid Regulators and the Automation segment are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

8.	The effective tax rate for the first fiscal quarter of 2005 was 27.8% compared with 32.5% for the prior year period. The first fiscal quarter of 2004 rate was before a $1.8 million reduction of previously estimated tax liabilities. The effective tax rate differed from the statutory rate in the first fiscal quarter in 2005 and 2004, as both periods benefited from various tax credits. The first fiscal quarter in 2005 also benefited from certain foreign interest expense deductions. On February 4, 2004, the Company received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service covering the audit of research and development tax credits for fiscal years 1997 through 1999. As a result of the NOPA and the expectation of a similar result for fiscal years 2000 through 2003, management revised the Company’s estimated liability for income taxes during the first fiscal quarter of 2004. As noted above, the revision resulted in the $1.8 million reduction of previously estimated tax liabilities.

9.	The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock option and employee stock purchase plans, which does not require income statement recognition of options granted at the market price on the date of issuance. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123):

(In thousands, except per share amounts)

	Three Months Ended
	January 28, 2005	January 30, 2004
Net Earnings, as reported	$17,168	$1,878
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	(465)	(486)

Pro forma net earnings	$16,703	$1,392

Basic earnings per share, as reported	$.71	$.09
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	(.02)	(.02)

Pro forma basic earnings per share	$.69	$.07

Diluted earnings per share, as reported	$.70	$.09
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	(.02)	(.03)

Pro forma diluted earnings per share	$.68	$.06

10.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and U.S. and non-U.S. plans maintained by Leach Holding Corporation. Components of periodic pension cost consisted of the following:

(In thousands)

	Three Months Ended
	January 28, 2005	January 30, 2004
Components of Net Periodic Pension Cost
Service cost	$1,068	$906
Interest cost	2,356	1,729
Expected return on plan assets	(2,955)	(2,236)
Amortization of prior service cost	4	4
Amortization of actuarial loss	170	148

Net Periodic Cost	$643	$551

11.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)

	Three Months Ended
	January 28, 2005	January 30, 2004
Sales
Avionics & Controls	$60,855	$46,316
Sensors & Systems	74,374	34,652
Advanced Materials	54,564	48,398
Other	450	88

Total Sales	$190,243	$129,454

Income from Continuing Operations
Avionics & Controls	$9,218	$6,809
Sensors & Systems	6,306	(3,986)
Advanced Materials	6,267	4,413
Other	181	(181)

Segment Earnings	21,972	7,055

Corporate expense	(4,257)	(3,927)
Other income (expense)	(38)	556
Interest income	535	313
Interest expense	(4,682)	(4,292)

	$13,530	$(295)

12.	On August 27, 2004, the Company acquired all of the outstanding capital stock of Leach Holding Corporation (Leach), a $119 million (sales) manufacturer of electrical power switching control and data communication devices for the aerospace industry for approximately $145.0 million (approximately $147.0 million including acquisition costs) before an adjustment for the change in working capital from December 31, 2003 to closing, pursuant to an Agreement and Plan of Merger dated as of July 8, 2004. Leach also manufactures medical diagnostic, therapeutic and patient monitoring devices, and analytical, optical and biosensor instruments for medical, laboratory and industrial applications. The acquisition was funded with available cash and a draw on the Company’s credit facility. The acquisition expands the Company’s capabilities in providing solutions to its customers’ power distribution and diagnostic monitoring requirements. The aerospace business is included in the Sensors & Systems segment and the medical business is included in the Avionics & Controls segment.

On December 1, 2003, the Company acquired all of the outstanding capital stock of AVISTA, Incorporated (AVISTA), a $10 million in sales Wisconsin-based developer of embedded avionics software, for approximately $6.5 million in cash. A purchase price adjustment was paid to the seller in December 2004 and an additional amount will be paid in December 2005 contingent upon the achievement of financial results as defined in the Stock Purchase Agreement. The December 2004 purchase price adjustment was approximately $3.3 million. AVISTA provides a software engineering center to support the Company’s customers with such applications as primary flight displays, flight management systems, air data computers and engine control systems. AVISTA is included in the Avionics & Controls segment and the results of its operations were included from the effective date of the acquisition. Revenues are largely related to fees charged for software engineering services.

13.	On November 24, 2004, the Company completed a public offering of 3.7 million shares of common stock, including shares sold under the underwriters’ over-allotment option, priced at $31.25 per share, generating net proceeds of approximately $109 million, of which $5.0 million was used to pay off existing credit facilities. The funds provide additional financial resources for acquisitions and general corporate purposes. During the first fiscal quarters of 2005 and 2004, the Company issued 74,115 and 101,117 shares, respectively, under its employee stock plans.

14.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of January 28, 2005, and October 29, 2004, and for the applicable periods ended January 28, 2005, and January 30, 2004, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Senior Subordinated Notes which include Advanced Input Devices, Inc., Amtech Automated Manufacturing Technology, Angus Electronics Co., Armtec Countermeasures Co., Armtec Defense Products Co., Auxitrol Co., AVISTA, Incorporated, Boyar-Schultz Corporation, BVR Technologies Co., Equipment Sales Co., EA Technologies Corporation, Esterline Technologies Holdings Limited, H.A. Sales Co., Hauser Inc., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., Norwich Aero Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., Surftech Finishes Co., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Auxitrol S.A., Auxitrol Technologies S.A., Auxitrol Asia PTE Ltd., Esterline Technologies DK Aps (Denmark), Esterline Technologies Ltd. (England), Esterline Technologies Ltd. (Hong Kong), Excellon Europa GmbH, Excellon France S.A.R.L., Guizhou Leach-Tianyi Aviation Electrical Company Ltd. (China), Leach International Asia-Pacific Ltd. (Hong Kong), Leach International Europe S.A. (France), Leach International Germany GmbH (Germany), Leach International Mexico S. de R.L. de C.V. (Mexico), Leach International U.K. (England), LRE Technologies Partner GmbH (Germany), Muirhead Aerospace Ltd., Norcroft Dynamics Ltd., Pressure Systems International Ltd., Weston Aero Ltd. (England), and Weston Aerospace Ltd. (England). The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies and have fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes.

Condensed Consolidating Balance Sheet as of January 28, 2005.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets

Current Assets
Cash and cash equivalents	$123,138	$1,964	$28,210	$—	$153,312
Cash in escrow	13,570	—	—	—	13,570
Short-term investments	8,820	—	—	—	8,820
Accounts receivable, net	1,198	70,906	47,511	—	119,615
Inventories	—	80,163	46,032	—	126,195
Deferred income tax benefits	38,710	—	(17,346)	—	21,364
Prepaid expenses	272	4,240	3,904	—	8,416
Other current assets	—	288	—	—	288

Total Current Assets	185,708	157,561	108,311	—	451,580

Property, Plant & Equipment, Net	2,271	95,904	42,720	—	140,895
Goodwill	—	171,917	73,943	—	245,860
Intangibles, Net	141	75,708	93,511	—	169,360
Debt Issuance Costs, Net	5,650	—	—	—	5,650
Deferred Income Tax Benefits	10,601	—	—	—	10,601
Other Assets	4,762	18,335	4,760	—	27,857
Amounts Due (To) From
Subsidiaries	128,483	65,391	—	(193,874)	—
Investment in Subsidiaries	583,179	—	—	(583,179)	—

Total Assets	$920,795	$584,816	$323,245	$(777,053)	$1,051,803

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$2,160	$15,672	$22,138	$—	$39,970
Accrued liabilities	30,084	33,634	23,676	—	87,394
Credit facilities	—	—	3,871	—	3,871
Current maturities of
long-term debt	30,000	15	969	—	30,984
Federal and foreign
income taxes	1,803	76	5,217	—	7,096

Total Current Liabilities	64,047	49,397	55,871	—	169,315

Long-Term Debt, Net	216,486	—	2,223	—	218,709
Deferred Income Taxes	45,007	—	300	—	45,307
Other Liabilities	4,781	13,863	6,963	—	25,607
Amounts Due To (From)
Subsidiaries	—	—	186,230	(186,230)	—
Minority Interest	—	—	2,391	—	2,391
Shareholders’ Equity	590,474	521,556	69,267	(590,823)	590,474

Total Liabilities and
Shareholders’ Equity	$920,795	$584,816	$323,245	$(777,053)	$1,051,803

Condensed Consolidating Statement of Operations for the three month period ended January 28, 2005.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$125,780	$68,318	$(3,855)	$190,243
Cost of Sales	—	89,784	45,763	(3,855)	131,692

	—	35,996	22,555	—	58,551
Expenses
Selling, general
and administrative	—	19,091	12,498	—	31,589
Research, development
and engineering	—	3,531	5,716	—	9,247

Total Expenses	—	22,622	18,214	—	40,836

Operating Earnings from
Continuing Operations	—	13,374	4,341	—	17,715

Other expense	—	—	38	—	38
Interest income	(3,553)	(1,125)	(608)	4,751	(535)
Interest expense	4,489	1,532	3,412	(4,751)	4,682

Other Expense, Net	936	407	2,842	—	4,185

Income (Loss) from Continuing
Operations Before Taxes	(936)	12,967	1,499	—	13,530
Income Tax Expense (Benefit)	(261)	3,608	417	—	3,764

Income (Loss) From
Continuing Operations
Before Minority Interest	(675)	9,359	1,082	—	9,766
Minority Interest	—	—	(13)	—	(13)

Income (Loss) From
Continuing Operations	(675)	9,359	1,069	—	9,753

Income From Discontinued
Operations, Net of Tax	—	7,415	—	—	7,415
Equity in Net Income of
Consolidated Subsidiaries	17,843	—	—	(17,843)	—

Net Income (Loss)	$17,168	$16,774	$1,069	$(17,843)	$17,168

Condensed Consolidating Statement of Cash Flows for the three month period ended January 28, 2005.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows Provided (Used)
by Operating Activities
Net earnings (loss)	$17,168	$16,774	$1,069	$(17,843)	$17,168
Minority interest	—	—	13	—	13
Depreciation & amortization	—	5,524	4,277	—	9,801
Deferred income taxes	1,878	—	(129)	—	1,749
Gain on sale of
discontinued operation	—	(9,771)	—	—	(9,771)
Working capital changes, net of
effect of acquisitions
Accounts receivable	1,023	10,546	499	—	12,068
Inventories	—	(6,174)	(2,256)	—	(8,430)
Prepaid expenses	81	(708)	1,795	—	1,168
Accounts payable	1,640	(1,142)	1,174	—	1,672
Accrued liabilities	(4,855)	(8,029)	(2,616)	—	(15,500)
Federal & foreign income taxes	(1,193)	1	1,535	—	343
Other liabilities	498	23	106	—	627
Other, net	27	(49)	(921)	—	(943)

	16,267	6,995	4,546	(17,843)	9,965

Cash Flows Provided (Used)
by Investing Activities
Purchases of capital assets	(10)	(3,061)	(950)	—	(4,021)
Proceeds from sale of
discontinued operation	—	23,700	—	—	23,700
Capital dispositions	5	28	90	—	123
Purchase of short-term investments	(8,820)	—	—	—	(8,820)
Acquisitions of businesses, net	—	(3,346)	—	—	(3,346)

	(8,825)	17,321	(860)	—	7,636

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows Provided (Used)
by Financing Activities
Proceeds provided by stock
issuance under employee
stock plans	750	—	—	—	750
Proceeds provided by sale
of common stock	109,030	—	—	—	109,030
Net change in credit facilities	(5,000)	—	1,922	—	(3,078)
Repayment of long-term debt	(283)	(42)	(127)	—	(452)
Investment in subsidiaries	4,677	(24,629)	2,109	17,843	—

	109,174	(24,671)	3,904	17,843	106,250
Effect of foreign exchange
rates on cash	(337)	(34)	353	—	(18)

Net increase (decrease) in cash
and cash equivalents	116,279	(389)	7,943	—	123,833
Cash and cash equivalents
– beginning of year	6,859	2,353	20,267	—	29,479

Cash and cash equivalents
– end of year	$123,138	$1,964	$28,210	$—	$153,312

Condensed Consolidating Balance Sheet as of October 29, 2004.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets

Current Assets
Cash and cash equivalents	$6,859	$2,353	$20,267	$—	$29,479
Cash in escrow	8,511	—	—	—	8,511
Accounts receivable, net	2,221	83,115	46,870	—	132,206
Inventories	—	76,168	42,886	—	119,054
Deferred income tax benefits	38,115	—	(17,131)	—	20,984
Prepaid expenses	353	3,598	5,490	—	9,441
Other current assets	147	288	—	—	435

Total Current Assets	56,206	165,522	98,382	—	320,110

Property, Plant & Equipment, Net	2,369	99,360	43,406	—	145,135
Goodwill	—	175,607	72,210	—	247,817
Intangibles, Net	141	77,160	92,575	—	169,876
Debt Issuance Costs, Net	5,818	—	—	—	5,818
Deferred Income Tax Benefits	11,216	—	—	—	11,216
Other Assets	9,780	18,309	4,772	—	32,861
Amounts Due To/From
Subsidiaries	145,244	41,074	—	(186,318)	—
Investment in Subsidiaries	565,336	—	92	(565,428)	—

Total Assets	$796,110	$577,032	$311,437	$(751,746)	$932,833

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$520	$16,814	$20,533	$—	$37,867
Accrued liabilities	29,880	41,466	25,692	—	97,038
Credit facilities	5,000	—	1,977	—	6,977
Current maturities of
long-term debt	—	50	981	—	1,031
Federal and foreign
income taxes	2,996	75	3,607	—	6,678

Total Current Liabilities	38,396	58,405	52,790	—	149,591

Long-Term Debt, Net	246,769	7	2,280	—	249,056
Deferred Income Taxes	43,149	—	294	—	43,443
Other Liabilities	9,283	13,840	6,729	—	29,852
Amounts Due To (From)
Subsidiaries	—	—	184,094	(184,094)	—
Minority Interest	—	—	2,378	—	2,378
Shareholders’ Equity	458,513	504,780	62,872	(567,652)	458,513

Total Liabilities and
Shareholders’ Equity	$796,110	$577,032	$311,437	$(751,746)	$932,833

Condensed Consolidating Statement of Operations for the three month period ended January 30, 2004.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$100,205	$29,486	$(237)	$129,454
Cost of Sales	—	71,449	19,562	(237)	90,774

	—	28,756	9,924	—	38,680

Expenses
Selling, general
and administrative	—	18,051	12,078	—	30,129
Research, development
and engineering	—	2,024	3,399	—	5,423

Total Expenses	—	20,075	15,477	—	35,552

Operating Earnings from
Continuing Operations	—	8,681	(5,553)	—	3,128

Other (income) expense	—	(558)	2	—	(556)
Interest income	(1,477)	(630)	(84)	1,878	(313)
Interest expense	4,217	625	1,328	(1,878)	4,292

Other (Income) Expense, Net	2,740	(563)	1,246	—	3,423

Income (Loss) from Continuing
Operations Before Taxes	(2,740)	9,244	(6,799)	—	(295)
Income Tax Expense (Benefit)	(740)	697	(1,838)	—	(1,881)

Income (Loss) From
Continuing Operations	(2,000)	8,547	(4,961)	—	1,586

Income From Discontinued
Operations, Net of Tax	—	292	—	—	292
Equity in Net Income of
Consolidated Subsidiaries	3,878	—	—	(3,878)	—

Net Income (Loss)	$1,878	$8,839	$(4,961)	$(3,878)	$1,878

Condensed Consolidating Statement of Cash Flows for the three month period ended January 30, 2004.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows Provided (Used)
by Operating Activities
Net earnings (loss)	$1,878	$8,839	$(4,961)	$(3,878)	$1,878
Depreciation & amortization	—	5,755	1,927	—	7,682
Deferred income taxes	1,227	—	74	—	1,301
Gain on sale of land	—	(557)	—	—	(557)
Working capital changes, net of
effect of acquisitions
Accounts receivable	(71)	11,449	4,450	—	15,828
Inventories	—	(803)	(221)	—	(1,024)
Prepaid expenses	22	(575)	(3)	—	(556)
Accounts payable	(122)	(1,493)	(1,582)	—	(3,197)
Accrued liabilities	(2,202)	(9,416)	3,400	—	(8,218)
Federal & foreign income taxes	(2,593)	(17)	(2,711)	—	(5,321)
Other, net	(780)	807	(5,053)	—	(5,026)

	(2,641)	13,989	(4,680)	(3,878)	2,790

Cash Flows Provided (Used)
by Investing Activities
Purchases of capital assets	(217)	(4,360)	(593)	—	(5,170)
Proceeds from sale of land	—	1,159	—	—	1,159
Escrow deposit	—	—	—	—	—
Capital dispositions	40	213	132	—	385
Sale of short-term investments	5,021	—	—	—	5,021
Acquisitions of businesses, net	—	(6,593)	—	—	(6,593)

	4,844	(9,581)	(461)	—	(5,198)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows Provided (Used)
by Financing Activities
Proceeds provided by stock
issuance under employee
stock plans	1,171	—	—	—	1,171
Debt issuance costs	(125)	—	—	—	(125)
Net change in credit facilities	—	—	540	—	540
Repayment of long-term debt	(28,904)	(21)	(119)	—	(29,044)
Investment in subsidiaries	(3,964)	(2,555)	2,641	3,878	—

	(31,822)	(2,576)	3,062	3,878	(27,458)

Effect of foreign exchange
rates on cash	21	16	5,967	—	6,004

Net increase (decrease) in cash
and cash equivalents	(29,598)	1,848	3,888	—	(23,862)
Cash and cash equivalents
– beginning of year	109,834	3,030	18,499	—	131,363

Cash and cash equivalents
– end of year	$80,236	$4,878	$22,387	$—	$107,501

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We view and operate our businesses in three segments: Avionics & Controls, Sensors & Systems and Advanced Materials. The Avionics & Controls segment designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles, secure communications systems, specialized medical equipment, and other industrial applications. The Sensors & Systems segment produces high-precision temperature and pressure sensors, electrical power switching, control and data communication devices, micro-motors, motion control sensors, and other related systems, principally for aerospace and defense customers. The Advanced Materials segment develops and manufactures high-performance elastomer products used in a wide range of commercial aerospace and military applications and combustible ordnance components and electronic warfare countermeasure devices for military customers. Sales in all segments include domestic, international, defense and commercial customers.

Our current business and strategic plan focuses on the continued development of our products in three key technology segments: avionics and controls, sensors and systems and specialized high-performance elastomers and other complex materials, principally for aerospace and defense markets. We are concentrating our efforts to expand our capabilities in these markets and to anticipate the global needs of our customers and respond to such needs with comprehensive solutions. These efforts focus on continuous research and new product development, acquisitions and establishing strategic realignments of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering.

On January 28, 2005, we completed the sale of the outstanding stock of our wholly owned subsidiary Fluid Regulators Corporation (Fluid Regulators), which was included in our Sensors & Systems segment, for approximately $23.7 million. As a result of the sale, we recorded a gain of $7.2 million, net of tax of $2.5 million, in the first fiscal quarter of 2005.

On July 25, 2002, our Board of Directors adopted a formal plan for the sale of the assets and operations of our Automation segment. Upon the final disposition of our discontinued Automation operations in the fourth fiscal quarter of 2004, we recorded an $8.0 million gain, net of $4.5 million in tax, including the reversal of estimated reserves, which were recognizable upon the sale of the business.

Fluid Regulators and the Automation segment are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results of Continuing Operations

Three Month Period Ended January 28, 2005 Compared with Three Month Period Ended January 30, 2004

Sales for the first fiscal quarter increased 47.0% when compared with the prior-year period. Sales by segment were as follows:

(In thousands)

		Three Months Ended
	Incr./(Decr.) from prior year period	January 28, 2005	January 30, 2004
Avionics & Controls	31.4%	$60,855	$46,316
Sensors & Systems	114.6%	74,374	34,652
Advanced Materials	12.7%	54,564	48,398
Other	411.4%	450	88

Total Net Sales		$190,243	$129,454

The 31.4% increase in sales of Avionics & Controls principally reflected $10.2 million in incremental sales from the Leach Holding Corporation (Leach) medical unit acquisition in the fourth fiscal quarter of 2004, increased medical equipment sales, and higher sales at our AVISTA unit. These sales increases were partially offset by a decrease in sales of technology interface systems for land-based vehicles.

The 114.6% increase in sales of Sensors & Systems principally reflected $29.2 million in incremental sales from the Leach acquisition. Sensors & Systems sales were also enhanced by higher sales of pressure and temperature sensors to OEM customers as well as increased sales to aftermarket customers. Additionally, the increase reflected a stronger euro relative to the U.S. dollar, as the average exchange rate from the euro to the U.S. dollar increased from 1.21 in the first fiscal quarter of 2004 to 1.32 in the first fiscal quarter of 2005.

The 12.7% increase in sales of Advanced Materials reflected higher sales of precision clamping components and elastomer material to aerospace customers while sales of combustible ordnance and countermeasure devices were even with the prior-year period. Additionally, sales at our metal finishing unit increased over the prior-year period, reflecting increased demand from aerospace and defense customers.

Overall, for the first fiscal quarter of 2005, gross margin as a percentage of sales was 30.8% compared with 30.0% for the first fiscal quarter of 2004. Avionics & Controls segment gross margin was 31.4% and 32.4% for the first fiscal quarter of 2005 and 2004, respectively, reflecting a higher mix of medical equipment sales due to the Leach medical unit acquisition. Sensors & Systems segment gross margin was 34.7% and 35.0% for the first quarter of fiscal 2005 and 2004, respectively. Sensors & Systems gross margin declined from the prior-year period due to a higher mix of electrical power switching, control and data communication devices due to the Leach acquisition and the effect of a weaker U.S. dollar compared with the euro on U.S. dollar-denominated sales and euro-denominated cost of sales. Advanced Materials segment gross margin was 24.2% and 23.7% for the first quarter of fiscal 2005 and 2004, respectively. Advanced Materials gross margin increased when compared with the prior-year period, reflecting stronger sales of higher margin precision clamping components. Additionally, factory overhead expenses decreased at our elastomer operations, reflecting the expense of integrating acquired businesses in the prior-year period. Combustible ordnance gross margins decreased when compared with the prior-year period due to lower sales volumes, which resulted in reduced recovery of fixed factory overhead. Additionally, gross margins on countermeasure flares decreased, reflecting increased material and development costs on certain new programs.

Selling, general and administrative expenses (which include corporate expenses) totaled $31.6 million and $30.1 million for the first fiscal quarter of 2005 and 2004, respectively, or 16.6% of sales for the first fiscal quarter of 2005 compared with 23.3% for the prior-year period. The decrease in selling, general and administrative expenses as a percentage of sales principally reflected $4.5 million in severance expense in our Sensors & Systems segment incurred in the prior-year period and higher sales volumes without a proportional increase in the expense during the current fiscal quarter. These selling, general and administrative expenses are typically fixed. The overall increase in the amount of selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses from the Leach acquisition.

Research, development and engineering spending was $9.2 million, or 4.9% of sales, for the first fiscal quarter of 2005 compared with $5.4 million, or 4.2% of sales, for the first fiscal quarter of 2004. The increase in research, development and engineering spending principally reflected the acquisition of Leach in the fourth quarter of fiscal 2004 and the requirement to fund development for new programs for our OEM customers.

Segment earnings (operating earnings excluding corporate expenses) for the first fiscal quarter of 2005 totaled $22.0 million, compared with $7.1 million for the first fiscal quarter in 2004. Avionics & Controls segment earnings were $9.2 million for the first fiscal quarter of 2005 compared with $6.8 million for the first fiscal quarter of 2004, principally reflecting incremental earnings from the Leach medical unit acquisition and increased earnings at our AVISTA unit. Sensors & Systems segment earnings were $6.3 million for the first fiscal quarter of 2005 compared with a $4.0 million loss for the first fiscal quarter of 2004. The increase in Sensors & Systems earnings from the prior-year period reflected incremental earnings from the Leach acquisition, higher sales volumes and lower operating expenses. The decrease in operating expenses compared with the prior-year period principally reflected $4.5 million in severance and legal costs covering 35 employees in engineering, production, quality, research and development and administration functions. In addition, nearly 20 employees elected early retirement or voluntarily resigned in the 2004 period. Advanced Materials segment earnings were $6.3 million for the first fiscal quarter of 2005 compared with $4.4 million for the first fiscal quarter of 2004. While combustible ordnance earnings were impacted by product development expense on a new flare program, earnings at our elastomer operations were enhanced by strong sales and improving gross margins. Elastomer earnings in the prior-year period were impacted by integration expenses and certain production inefficiencies, lower margin product sales and severance expense.

Interest expense for the first fiscal quarter of 2005 was $4.7 million compared with $4.3 million for the first fiscal quarter of 2004.

During the first fiscal quarter of 2004, we sold land in Coachella, California, for cash and recorded a gain on sale of $557,000, which was included in other income.

The effective income tax rate for the first fiscal quarter of 2005 was 27.8% compared with 32.5% for the prior year period. The first fiscal quarter of 2004 rate was before a $1.8 million reduction of previously estimated tax liabilities. The effective tax rate differed from the statutory rate in the first fiscal quarter in 2005 and 2004, as both periods benefited from various tax credits. The first fiscal quarter in 2005 also benefited from certain foreign interest expense deductions. On February 4, 2004, we received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service covering the audit of research and development tax credits for fiscal years 1997 through 1999. As a result of the NOPA and the expectation of a similar result for fiscal years 2000 through 2003, we revised our estimated liability during the first fiscal quarter of 2004. As noted above, the revision resulted in the $1.8 million reduction of previously estimated tax liabilities.

New orders for the first fiscal quarter of 2005 were $203.9 million compared with $150.6 million for the same period in 2004, an increase of 35.4%. Backlog at January 28, 2005 was $438.2 million compared with $315.8 million at the end of the prior-year period and $424.5 million at October 29, 2004. The increase in orders and backlog principally reflects the Leach acquisition.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments at January 28, 2005 totaled $162.1 million, an increase of $132.7 million from October 29, 2004. Net working capital increased to $282.3 million at January 28, 2005 from $170.5 million at October 29, 2004. Sources of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows from operating activities were $10.0 million and $2.8 million in the first quarter of fiscal 2005 and 2004, respectively. The increase in cash flows from operating activities principally reflected higher earnings. The increase in cash flows provided by investing activities principally reflected net proceeds from the sale of Fluid Regulators of $23.7 million, partially offset by a $3.3 million purchase price adjustment payable to the seller of AVISTA and the $6.5 million acquisition of AVISTA in the first fiscal quarter of 2004. The increase in cash provided by financing activities principally reflected the net proceeds of $109.0 million from our public offering of 3.7 million shares of common stock completed on November 24, 2004, partially offset by the repayment of $30 million of the 1999 Senior Notes in accordance with terms in the prior-year period.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $22.0 million during fiscal 2005, compared with $22.1 million expended in fiscal 2004. Capital expenditures for the first fiscal quarter of 2005 totaled $4.0 million, primarily for machinery and equipment and enhancements to information systems.

Total debt at January 28, 2005 was $253.6 million and consisted of $175.0 million of Senior Subordinated Notes, $70.0 million of 1999 Senior Notes, and $8.6 million of various foreign currency debt agreements, including capital lease obligations. The Senior Subordinated Notes are due June 15, 2013 at an interest rate of 7.75%. In September 2003 we entered into an interest rate swap agreement on $75 million of our Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed rate for a variable interest rate on $75 million of the $175 million principal amount outstanding. The 1999 Senior Notes have maturities ranging from November 2005 to 2008 and interest rates from 6.4% to 6.77%. We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through fiscal 2005. In addition, we believe that we have adequate access to capital markets to fund future acquisitions.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement No. 123R), which is effective for public companies for interim or annual periods beginning after June 15, 2005. This statement will have a significant impact on our consolidated statements of operations, as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice. We intend to comply with the standard upon its effectiveness. The impact of adoption cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement

No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 9 to the Consolidated Financial Statements of Esterline Technologies in this Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in “Forward Looking Statements and Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 29, 2004, that may cause our or the industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

Item 4.     Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 28, 2005. Based upon that evaluation, they concluded as of January 28, 2005 that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

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

Item 4.	Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on March 2, 2005, the shareholders acted on the following proposal:

The election of the following directors for three-year terms expiring at the 2008 annual meeting:

	Votes Cast
Name	For	Withheld
Lewis E. Burns	23,389,961	146,135
Robert W. Cremin	23,193,313	342,783
Anthony P. Franceschini	23,244,969	291,127

The election of the following director for a two-year term expiring at the 2007 annual meeting:

	Votes Cast
Name	For	Withheld
Charles R. Larson	23,390,185	145,911

Current directors whose terms are continuing after the 2005 annual meeting are Ross J. Centanni, John F. Clearman, Robert S. Cline, Jerry D. Leitman, and James L. Pierce.

Item 5.	Other Information

(a)	Annual Shareholders’ Meeting

We held our 2005 annual shareholders meeting on March 2, 2005 at 10:00 a.m. at the Harbor Club – Bellevue, located in Bellevue, Washington. The matters approved by the shareholders and the summary of the votes cast at the annual meeting are described herein under Item 4 of Part II. Effective at the conclusion of the 2005 annual meeting, Richard R. Albrecht retired as a director in accordance with the Board of Directors’ retirement policy.

Our Board of Directors appointed members to serve on the Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee of the Board pursuant to recommendations made by the Nominating & Corporate Governance Committee. Effective March 2, 2005, John F. Clearman was elected as our Lead Independent Director and the members of the committees of our Board of Directors listed below are as follows:

Audit Committee

         Robert S. Cline, Chairman
         Anthony P. Franceschini
         Charles R. Larson
         James L. Pierce

Compensation Committee

         Jerry D. Leitman, Chairman
         Lewis E. Burns
         Ross J. Centanni
         John F. Clearman

Nominating & Corporate Governance Committee

         Ross J. Centanni, Chairman
         Lewis E. Burns
         Robert S. Cline
         Anthony P. Franceschini

(b)	Entry into Material Contracts

The following disclosures would otherwise have been filed on a Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement”:

None of our executive officers, other than Richard Wood, have an employment agreement with us. Each of the executive officers are employed at will and are entitled to receive a salary and to participate in retirement plans and other incentive plans as described below, all on terms approved by the Compensation Committee of our Board of Directors.

Bonus Awards for Fiscal 2004

In December 2004, the Compensation Committee reviewed our performance for fiscal year 2004 under our Annual Incentive Plan for Fiscal Year 2004 and our Long-Term Incentive Compensation Plan for Fiscal Years 2000-2004 and approved the payment of bonus awards to each of our executive officers under both plans. Additional information regarding the amount of bonus payments made to each named executive officer pursuant to each of these plans as well as other information relating to compensation paid to our named executive officers in fiscal 2004 is disclosed under “Executive Compensation” in our proxy statement relating to the annual shareholders meeting held on March 2, 2005, filed with the Securities and Exchange Commission on February 7, 2005.

Stock Option Grants to Executive Officers

On December 9, 2004, our named executive officers were granted stock options pursuant to the terms and conditions of our 2004 Equity Incentive Plan (Incorporated by reference to Annex B in the definitive form of the Company’s Proxy Statement, relating to its 2004 Annual Meeting of Shareholders held on March 3, 2004, filed with the Securities and Exchange Commission and the New York Stock Exchange on February 3, 2004 [Commission File No. 1-6357].) and the form of stock option agreement filed as an exhibit to this report as follows:

Name	Number of Shares Subject to Stock Option
Robert W. Cremin	45,000
Robert D. George	12,000
Larry A. Kring	15,000
Stephen R. Larson	12,000

The stock options have an exercise price of $34.30. One-fourth of the stock options vest annually on the anniversary of the grant date and become immediately exercisable upon vesting and will expire on December 9, 2014 unless terminated earlier pursuant to the terms of our 2004 Equity Incentive Plan and the stock option agreement, the form of which is filed as an exhibit to this report and incorporated herein by reference.

Adoption of 2005 Annual Incentive Plan and New Long-Term Incentive Compensation Plan

In December 2004, the Compensation Committee approved the Annual Incentive Plan for Fiscal Year 2005 (the “2005 Annual Plan”), in which each of our executive officers participates, and established budgeted earnings per share as the performance goal for awards granted under this plan. The 2005 Annual Plan is administered under our 2004 Equity Incentive Plan. The 2005 Annual Plan is filed as an exhibit to this report and is incorporated herein by reference.

On March 1, 2005, the Compensation Committee approved the structure, including the performance objectives, for a new Long-Term Incentive Compensation Plan (the “Long-Term Plan”), in which each of our executive officers will participate. The two performance objectives upon which awards will be granted under the plan are cumulative earnings per share growth and return on invested capital. The Long-Term Plan will be administered under our 2004 Equity Incentive Plan. Awards under the Long-Term Plan will be based on a three-year performance period, except for fiscal 2005 and fiscal 2006, which will be based on one-year and two-year performance periods, respectively, in order to phase in the plan. For fiscal 2005, target award amounts to be paid if we achieve plan objectives for both performance objectives will equal 66% of base salary for our Chief Executive Officer, and from 36% to 48% of base salary for our other executive officers. No executive will receive any award if performance is below minimum plan objectives and no additional award will be paid if performance exceeds maximum plan objectives. In addition, no award paid to any executive will exceed 400% of such executives’ target award.

(c)	Stock Grant to Non-Employee Directors

On March 2, 2005, we issued 279 shares of common stock pursuant to the terms of our Amended and Restated Non-Employee Directors’ Stock Compensation Plan (the “Non-Employee Directors Plan”) to each of our non-employee directors. The Non-Employee Directors Plan is filed as an exhibit to this report and is incorporated herein by reference.

Item 6.	Exhibits

10	.19b*	Offer Letter from Esterline Technologies Corporation to Richard Wood dated February 9, 2005.

10	.19c*	Severance Protection Agreement between Richard Wood and Esterline Technologies Corporation, dated February 23, 2005.

10	.19d*	Executive Officer Compensation (incorporated by reference to the information disclosed under “(b) Entry into Material Contracts” in Item 5 of Part II of the Company’s Quarterly Report on Form 10-Q for quarter ended January 28, 2005 (Commission File No. 1-6357)).

10	.20k*	Esterline Technologies Corporation Fiscal Year 2005 Annual Incentive Plan.

10	.36a*	Form of Stock Option Agreement.

10	.40*	Esterline Technologies Corporation Amended and Restated Non-Employee Directors’ Stock Compensation Plan.

11		Schedule setting forth computation of basic and diluted earnings per common share for the three month periods ended January 28, 2005 and January 30, 2004.

31.1		Certification of Chief Executive Officer.

31.2		Certification of Chief Financial Officer.

32.1		Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION (Registrant)

Dated: March 4, 2005	By:	/s/ Robert D. George
Robert D. George Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)