Form 10-Q
period 2005-04-29
ESTERLINE TECHNOLOGIES CORP
filed 2005-06-03
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

_________________

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2005

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

Yes      X        No

As of June 3, 2005, 25,181,597 shares of the issuer’s common stock were outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.           Financial  Statements

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of April 29, 2005 and October 29, 2004
(In thousands, except share amounts)

	April 29, 2005	October 29, 2004
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$137,704	$29,479
Cash in escrow	7,537	8,511
Short-term investments	45,486	—
Accounts receivable, net of allowances
of $4,163 and $3,687	128,212	132,206
Inventories
Raw materials and purchased parts	67,288	58,736
Work in process	46,324	43,326
Finished goods	18,485	16,992

	132,097	119,054

Deferred income tax benefits	22,324	20,984
Prepaid expenses	8,733	9,441
Other current assets	288	435

Total Current Assets	482,381	320,110

Property, Plant and Equipment	273,817	275,437
Accumulated depreciation	136,468	130,302

	137,349	145,135

Other Non-Current Assets
Goodwill	246,032	247,817
Intangibles, net	166,593	169,876
Debt issuance costs, net of accumulated
amortization of $1,265 and $928	5,481	5,818
Deferred income tax benefits	9,986	11,216
Other assets	28,266	32,861

	$1,076,088	$932,833

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of April 29, 2005 and October 29, 2004
(In thousands, except share amounts)

	April 29, 2005	October 29, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$42,387	$37,867
Accrued liabilities	95,388	97,038
Credit facilities	2,567	6,977
Current maturities of long-term debt	30,901	1,031
Federal and foreign income taxes	7,213	6,678

Total Current Liabilities	178,456	149,591

Long-Term Liabilities
Long-term debt, net of current maturities	217,722	249,056
Deferred income taxes	45,280	43,443
Other liabilities	26,185	29,852

Commitments and Contingencies	—	—

Minority Interest	2,427	2,378

Shareholders’ Equity
Common stock, par value $.20 per share,
authorized 60,000,000 shares, issued and
outstanding 25,154,109 and 21,319,698 shares	5,031	4,264
Additional paid-in capital	231,130	120,553
Retained earnings	340,428	309,155
Accumulated other comprehensive income	29,429	24,541

Total Shareholders’ Equity	606,018	458,513

	$1,076,088	$932,833

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Six Month Periods Ended April 29, 2005 and April 30, 2004
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004

Net Sales	$211,592	$146,474	$401,384	$275,840
Cost of Sales	143,054	97,890	274,746	188,664

	68,538	48,584	126,638	87,176
Expenses
Selling, general & administrative	34,455	26,027	65,765	55,887
Research, development &
engineering	9,866	6,015	19,113	11,438

Total Expenses	44,321	32,042	84,878	67,325

Operating Earnings From
Continuing Operations	24,217	16,542	41,760	19,851

Other (income) expense	28	(19)	66	(575)
Interest income	(1,025)	(284)	(1,560)	(597)
Interest expense	4,097	4,163	8,779	8,455

Other Expense, Net	3,100	3,860	7,285	7,283

Income From Continuing Operations
Before Income Taxes	21,117	12,682	34,475	12,568
Income Tax Expense	6,415	3,730	10,119	1,912

Income From Continuing Operations
Before Minority Interest	14,702	8,952	24,356	10,656

Minority Interest	(35)	—	(48)	—

Income From Continuing Operations	14,667	8,952	24,308	10,656

Income (Loss) From Discontinued
Operations, Net of Tax	(562)	960	6,965	1,134

Net Earnings	$14,105	$9,912	$31,273	$11,790

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Six Month Periods Ended April 29, 2005 and April 30, 2004
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004
Earnings (Loss) Per Share – Basic:
Continuing operations	$.58	$.42	$.99	$.50
Discontinued operations	(.02)	.05	.28	.06

Earnings per share – basic	$.56	$.47	$1.27	$.56

Earnings (Loss) Per Share – Diluted:
Continuing operations	$.58	$.42	$.97	$.50
Discontinued operations	(.03)	.04	.28	.05

Earnings per share – diluted	$.55	$.46	$1.25	$.55

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Month Periods Ended April 29, 2005 and April 30, 2004
(Unaudited)
(In thousands)

	Six Months Ended
	April 29, 2005	April 30, 2004
Cash Flows Provided (Used) by Operating Activities
Net earnings	$31,273	$11,790
Minority interest	49	—
Depreciation and amortization	19,835	14,936
Deferred income taxes	1,592	(876)
Gain on sale of discontinued operations	(9,456)	—
Loss on sale of building	59	—
Gain on sale of land	—	(577)
Working capital changes, net of effect of acquisitions
Accounts receivable	3,040	14,482
Inventories	(14,535)	(6,392)
Prepaid expenses	773	(1,933)
Accounts payable	4,214	(1,457)
Accrued liabilities	754	(203)
Federal and foreign income taxes	472	2,801
Other liabilities	1,300	—
Other, net	(2,009)	(435)

	37,361	32,136

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(9,342)	(11,588)
Proceeds from sale of discontinued operations	21,421	—
Proceeds from sale of building	2,319	—
Proceeds from sale of land	—	1,179
Capital dispositions	146	433
Purchase of short-term investments	(45,486)	(6,238)
Acquisitions of businesses, net of cash acquired	(3,346)	(6,633)

	(34,288)	(22,847)

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Month Periods Ended April 29, 2005 and April 30, 2004
(Unaudited)
(In thousands)

	Six Months Ended
	April 29, 2005	April 30, 2004
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under
employee stock plans	2,854	1,266
Proceeds provided by sale of common stock	108,490	—
Net change in credit facilities	(4,424)	564
Repayment of long-term obligations	(1,474)	(31,265)
Debt and other issuance costs	—	(179)

	105,446	(29,614)

Effect of Foreign Exchange Rates on Cash	(294)	397

Net Increase (Decrease) in Cash and Cash Equivalents	108,225	(19,928)

Cash and Cash Equivalents – Beginning of Period	29,479	131,363

Cash and Cash Equivalents – End of Period	$137,704	$111,435

Supplemental Cash Flow Information
Cash Paid for Interest	$7,966	$9,265
Cash Paid for Taxes	8,446	562

ESTERLINE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended April 29, 2005 and April 30, 2004

1.	The consolidated balance sheet as of April 29, 2005, the consolidated statement of operations for the three and six month periods ended April 29, 2005 and April 30, 2004, and the consolidated statement of cash flows for the six month periods ended April 29, 2005 and April 30, 2004 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2004 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options. The weighted average number of shares outstanding used to compute basic earnings per share was 25,120,000 and 21,167,000 for the three month periods ended April 29, 2005 and April 30, 2004, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 25,484,000 and 21,495,000 for the three month periods ended April 29, 2005 and April 30, 2004, respectively. The weighted average number of shares outstanding used to compute basic earnings per share was 24,577,000 and 21,133,000 for the six month periods ended April 29, 2005, and April 30, 2004, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 24,953,000 and 21,466,000 for the six month periods ended April 29, 2005 and April 30, 2004, respectively.

5.	In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement No. 123R), which is effective for the Company no later than the beginning of its first fiscal quarter of 2006. This statement will have a significant impact on the Company’s consolidated statements of operations, as the Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on the consolidated net income within the footnotes as is the Company’s current practice. Management intends to comply with the standard at the beginning of our first fiscal quarter of 2006. The impact of adoption cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share under Note 9.

6.	The Company’s comprehensive income is as follows:

(In thousands)

	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004

Net Earnings	$14,105	$9,912	$31,273	$11,790
Change in Fair Value of Derivative
Financial Instruments, Net of Tax	612	(170)	1,435	490
Foreign Currency Translation Adj	(738)	(6,426)	3,453	4,561

Comprehensive Income	$13,979	$3,316	$36,161	$16,841

7.	On January 28, 2005, the Company completed the sale of the outstanding stock of its wholly owned subsidiary Fluid Regulators Corporation (Fluid Regulators), which was included in the Company’s Sensors & Systems segment, for approximately $23.7 million. As a result of the sale, the Company recorded a gain of $7.0 million, net of tax of $2.4 million. Sales and net earnings were $3.5 million and $0.3 million, respectively, during the three month period ended April 30, 2004. Sales and net earnings were $3.4 million and $0.3 million, respectively, during the six month period ended April 29, 2005 and $6.6 million and $0.7 million, respectively, during the six month period ended April 30, 2004.

On July 25, 2002, the Board of Directors adopted a formal plan for the sale of the assets and operations of its former Automation segment. On July 23, 2003, the Company sold the assets of its Excellon Automation subsidiary. On August 31, 2004, the Company sold the stock of W. A. Whitney for $10.0 million in cash. Upon the final disposition of its discontinued Automation operations in the fourth fiscal quarter of 2004, the Company recorded an $8.0 million gain, net of $4.5 million in tax, including the reversal of estimated reserves which were recognizable upon sale of the business. Sales in the Automation segment were $5.7 million and $10.3 million for the three month and six month period ended April 30, 2004, respectively.

On May 13, 2005, management closed a small unit in the Company’s Other segment and incurred $0.4 million in severance, net of $0.2 million in tax, in the second quarter of fiscal 2005.

The dispositions and closure described above are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

8.	The effective tax rate for the first six months of fiscal 2005 was 29.4%, compared with 30.3% (before a $1.9 million reduction of previously estimated tax liabilities) for the first six months of fiscal 2004. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits and benefits. On February 4, 2004, the Company received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service covering the audit of research and development tax credits for fiscal years 1997 through 1999. As a result of the NOPA and the expectation of a similar result for fiscal years 2000 through 2003, management revised the Company’s estimated liability for income taxes as of January 30, 2004. The revision resulted in a $1.9 million reduction of previously estimated tax liabilities.

9.	The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock option and employee stock purchase plans, which does not require income statement recognition of options granted at the market price on the date of issuance. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (FAS 123 Adjustment), “Accounting for Stock-Based Compensation” (Statement No. 123):

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004

Net earnings, as reported	$14,105	$9,912	$31,273	$11,790
Deduct: FAS 123 Adjustment	(467)	(466)	(932)	(952)

Pro forma net earnings	$13,638	$9,446	$30,341	$10,838

Basic earnings per share, as reported	$.56	$.47	$1.27	$.56
Deduct: FAS 123 Adjustment	(.02)	(.02)	(.04)	(.05)

Pro forma basic earnings per share	$.54	$.45	$1.23	$.51

Diluted earnings per share,
as reported	$.55	$.46	$1.25	$.55
Deduct: FAS 123 Adjustment	(.02)	(.02)	(.04)	(.05)

Pro forma diluted earnings per share	$.53	$.44	$1.21	$.50

10.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and U.S. and non-U.S. plans maintained by Leach Holding Corporation. Components of net periodic pension cost consisted of the following:

(In thousands)
	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004
Components of Net Periodic Pension Cost
Service cost	$1,065	$906	$2,133	$1,814
Interest cost	2,352	1,729	5,720	3,461
Expected return on plan assets	(2,955)	(2,236)	(6,753)	(4,477)
Amortization of prior
service cost	5	4	9	8
Amortization of actuarial loss	165	148	335	297

Net Periodic Cost	$632	$551	$1,444	$1,103

11.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)
	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004
Sales
Avionics & Controls	$64,990	$52,292	$125,845	$98,608
Sensors & Systems	84,541	39,772	158,915	74,424
Advanced Materials	62,061	54,410	116,624	102,808

Total Sales	$211,592	$146,474	$401,384	$275,840

Income from Continuing Operations
Avionics & Controls	$9,561	$8,619	$18,779	$15,428
Sensors & Systems	11,356	4,803	17,662	817
Advanced Materials	9,232	7,429	15,499	11,842

Segment Earnings	30,149	20,851	51,940	28,087

Corporate expense	(5,932)	(4,309)	(10,180)	(8,236)
Other income (expense)	(28)	19	(66)	575
Interest income	1,025	284	1,560	597
Interest expense	(4,097)	(4,163)	(8,779)	(8,455)

	$21,117	$12,682	$34,475	$12,568

12.	On December 1, 2003, the Company acquired all of the outstanding capital stock of AVISTA, Incorporated (AVISTA), a $10 million (sales) Wisconsin-based developer of embedded avionics software, for approximately $6.5 million in cash. A purchase price adjustment was paid to the seller in December 2004 and an additional amount will be paid in December 2005 contingent upon the achievement of financial results as defined in the Stock Purchase Agreement. The December 2004 purchase price adjustment was approximately $3.3 million. AVISTA provides a software engineering center to support the Company’s customers with such applications as primary flight displays, flight management systems, air data computers and engine control systems. AVISTA is included in the Avionics & Controls segment and the results of its operations were included from the effective date of the acquisition. Revenues are largely fees charged for software engineering services.

13.	On November 24, 2004, the Company completed a public offering of 3.7 million shares of common stock, including shares sold under the underwriters’ over-allotment option, priced at $31.25 per share, generating net proceeds of approximately $109 million, of which $5.0 million was used to pay off existing credit facilities. The funds provide additional financial resources for acquisitions and general corporate purposes. The Company issued 154,411 and 105,954 shares under its employee stock plans during the six month periods ended April 29, 2005 and April 30, 2004, respectively.

14.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the periods ended April 29, 2005, and April 30, 2004, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Senior Subordinated Notes which include Advanced Input Devices, Inc., Amtech Automated Manufacturing Technology, Angus Electronics Co., Armtec Countermeasures Co., Armtec Defense Products Co., Auxitrol Co., AVISTA, Incorporated, Boyar-Schultz Corporation, BVR Technologies Co., Equipment Sales Co., EA Technologies Corporation, Esterline Technologies Holdings Limited, H.A. Sales Co., Hauser Inc., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., Norwich Aero Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., Surftech Finishes Co., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Advanced Input Devices Ltd. (England), Auxitrol S.A., Auxitrol Technologies S.A., Auxitrol Asia PTE Ltd., Esterline Input Devices Asia Ltd., Esterline Input Devices Ltd. (China), Esterline Technologies DK Aps (Denmark), Esterline Technologies Ltd. (England), Esterline Technologies Ltd. (Hong Kong), Excellon Europa GmbH, Excellon France S.A.R.L., Guizhou Leach-Tianyi Aviation Electrical Company Ltd. (China), Leach International Asia-Pacific Ltd. (Hong Kong), Leach International Europe S.A. (France), Leach International Germany GmbH (Germany), Leach International Mexico S. de R.L. de C.V. (Mexico), Leach International U.K. (England), LRE Medical GmbH (Germany), Muirhead Aerospace Ltd., Norcroft Dynamics Ltd., Pressure Systems International Ltd., TA Mfg. Limited, Weston Aero Ltd. (England), and Weston Aerospace Ltd. (England). The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies and have fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes.

Condensed Consolidating Balance Sheet as of April 29, 2005.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$100,208	$1,592	$35,904	$—	$137,704
Cash in escrow	7,537	—	—	—	7,537
Short-term investments	45,486	—	—	—	45,486
Accounts receivable, net	672	73,433	54,107	—	128,212
Inventories	—	85,101	46,996	—	132,097
Deferred income tax benefits	37,124	—	(14,800)	—	22,324
Prepaid expenses	246	5,427	3,060	—	8,733
Other current assets	—	288	—	—	288

Total Current Assets	191,273	165,841	125,267	—	482,381

Property, Plant & Equipment, Net	2,367	93,383	41,599	—	137,349
Goodwill	—	172,415	73,617	—	246,032
Intangibles, Net	141	74,258	92,194	—	166,593
Debt Issuance Costs, Net	5,481	—	—	—	5,481
Deferred Income Tax Benefits	9,986	—	—	—	9,986
Other Assets	4,108	18,407	5,751	—	28,266
Amounts Due (To) From
Subsidiaries	118,913	79,650	—	(198,563)	—
Investment in Subsidiaries	597,634	—	—	(597,634)	—

Total Assets	$929,903	$603,954	$338,428	$(796,197)	$1,076,088

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$235	$16,958	$25,194	$—	$42,387
Accrued liabilities	29,348	40,925	25,115	—	95,388
Credit facilities	—	—	2,567	—	2,567
Current maturities of
long-term debt	30,000	—	901	—	30,901
Federal and foreign
income taxes	(1,841)	80	8,974	—	7,213

Total Current Liabilities	57,742	57,963	62,751	—	178,456

Long-Term Debt, Net	215,767	—	1,955	—	217,722
Deferred Income Taxes	44,984	—	296	—	45,280
Other Liabilities	5,392	13,884	6,909	—	26,185
Amounts Due To (From)
Subsidiaries	—	—	177,763	(177,763)	—
Minority Interest	—	—	2,427	—	2,427
Shareholders’ Equity	606,018	532,107	86,327	(618,434)	606,018

Total Liabilities and
Shareholders’ Equity	$929,903	$603,954	$338,428	$(796,197)	$1,076,088

Condensed Consolidating Statement of Operations for the three month period ended April 29, 2005.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$141,165	$75,528	$(5,101)	$211,592
Cost of Sales	—	97,380	50,775	(5,101)	143,054

	—	43,785	24,753	—	68,538

Expenses
Selling, general
and administrative	—	23,091	11,364	—	34,455
Research, development
and engineering	—	4,191	5,675	—	9,866

Total Expenses	—	27,282	17,039	—	44,321

Operating Earnings from
Continuing Operations	—	16,503	7,714	—	24,217

Other (income) expense	50	16	(38)	—	28
Interest income	(4,027)	(571)	(666)	4,239	(1,025)
Interest expense	4,492	1,033	2,811	(4,239)	4,097

Other Expense, Net	515	478	2,107	—	3,100

Income (Loss) from Continuing
Operations Before Taxes	(515)	16,025	5,607	—	21,117
Income Tax Expense (Benefit)	(165)	4,911	1,669	—	6,415

Income (Loss) From
Continuing Operations
Before Minority Interest	(350)	11,114	3,938	—	14,702

Minority Interest	—	—	(35)	—	(35)

Income (Loss) From
Continuing Operations	(350)	11,114	3,903	—	14,667

Loss From Discontinued
Operations, Net of Tax	—	(562)	—	—	(562)
Equity in Net Income of
Consolidated Subsidiaries	14,455	—	—	(14,455)	—

Net Income (Loss)	$14,105	$10,552	$3,903	$(14,455)	$14,105

Condensed Consolidating Statement of Operations for the six month period ended April 29, 2005.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$266,494	$143,846	$(8,956)	$401,384
Cost of Sales	—	187,164	96,538	(8,956)	274,746

	—	79,330	47,308	—	126,638

Expenses
Selling, general
and administrative	—	41,903	23,862	—	65,765
Research, development
and engineering	—	7,722	11,391	—	19,113

Total Expenses	—	49,625	35,253	—	84,878

Operating Earnings from
Continuing Operations	—	29,705	12,055	—	41,760

Other expense	50	16	—	—	66
Interest income	(7,580)	(1,696)	(1,274)	8,990	(1,560)
Interest expense	8,981	2,565	6,223	(8,990)	8,779

Other Expense, Net	1,451	885	4,949	—	7,285

Income (Loss) from Continuing
Operations Before Taxes	(1,451)	28,820	7,106	—	34,475
Income Tax Expense (Benefit)	(426)	8,459	2,086	—	10,119

Income (Loss) From
Continuing Operations
Before Minority Interest	(1,025)	20,361	5,020	—	24,356

Minority Interest	—	—	(48)	—	(48)

Income (Loss) From
Continuing Operations	(1,025)	20,361	4,972	—	24,308

Income From Discontinued
Operations, Net of Tax	—	6,965	—	—	6,965
Equity in Net Income of
Consolidated Subsidiaries	32,298	—	—	(32,298)	—

Net Income (Loss)	$31,273	$27,326	$4,972	$(32,298)	$31,273

Condensed Consolidating Statement of Cash Flows for the six month period ended April 29, 2005.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used)
by Operating Activities
Net earnings (loss)	$31,273	$27,326	$4,972	$(32,298)	$31,273
Minority interest	—	—	49	—	49
Depreciation & amortization	—	11,059	8,776	—	19,835
Deferred income taxes	4,056	—	(2,464)	—	1,592
Gain on sale of discontinued
operations	—	(9,456)	—	—	(9,456)
Loss on sale of building	—	59	—	—	59
Working capital changes, net of
effect of acquisitions
Accounts receivable	1,549	8,019	(6,528)	—	3,040
Inventories	—	(11,112)	(3,423)	—	(14,535)
Prepaid expenses	107	(1,895)	2,561	—	773
Accounts payable	(285)	144	4,355	—	4,214
Accrued liabilities	442	1,226	(914)	—	754
Federal & foreign income taxes	(4,837)	5	5,304	—	472
Other liabilities	1,109	44	147	—	1,300
Other, net	665	(651)	(2,023)	—	(2,009)

	34,079	24,768	10,812	(32,298)	37,361

Cash Flows Provided (Used)
by Investing Activities
Purchases of capital assets	(208)	(6,669)	(2,465)	—	(9,342)
Proceeds from sale of
discontinued operations	—	21,421	—	—	21,421
Proceeds from sale of building	—	2,319	—	—	2,319
Capital dispositions	5	74	67	—	146
Purchase of short-term
investments	(45,486)	—	—	—	(45,486)
Acquisitions of businesses, net	—	(3,346)	—	—	(3,346)

	(45,689)	13,799	(2,398)	—	(34,288)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used)
by Financing Activities
Proceeds from stock issuance	108,490	—	—	—	108,490
Proceeds provided by stock
issuance under employee
stock plans	2,854	—	—	—	2,854
Net change in credit facilities	(5,000)	—	576	—	(4,424)
Repayment of long-term debt	(1,002)	(57)	(415)	—	(1,474)
Investment in subsidiaries	(594)	(39,264)	7,560	32,298	—

	104,748	(39,321)	7,721	32,298	105,446

Effect of Foreign Exchange
Rates on Cash	211	(7)	(498)	—	(294)

Net Increase (Decrease) in Cash
and Cash Equivalents	93,349	(761)	15,637	—	108,225
Cash and Cash Equivalents
– Beginning of Period	6,859	2,353	20,267	—	29,479

Cash and Cash Equivalents
– End of Period	$100,208	$1,592	$35,904	$—	$137,704

Condensed Consolidating Balance Sheet as of October 29, 2004.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets

Current Assets
Cash and cash equivalents	$6,859	$2,353	$20,267	$—	$29,479
Cash in escrow	8,511	—	—	—	8,511
Accounts receivable, net	2,221	83,115	46,870	—	132,206
Inventories	—	76,168	42,886	—	119,054
Deferred income tax benefits	38,115	—	(17,131)	—	20,984
Prepaid expenses	353	3,598	5,490	—	9,441
Other current assets	147	288	—	—	435

Total Current Assets	56,206	165,522	98,382	—	320,110

Property, Plant & Equipment, Net	2,369	99,360	43,406	—	145,135
Goodwill	—	175,607	72,210	—	247,817
Intangibles, Net	141	77,160	92,575	—	169,876
Debt Issuance Costs, Net	5,818	—	—	—	5,818
Deferred Income Tax Benefits	11,216	—	—	—	11,216
Other Assets	9,780	18,309	4,772	—	32,861
Amounts Due (To) From
Subsidiaries	145,244	41,074	—	(186,318)	—
Investment in Subsidiaries	565,336	—	92	(565,428)	—

Total Assets	$796,110	$577,032	$311,437	$(751,746)	$932,833

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$520	$16,814	$20,533	$—	$37,867
Accrued liabilities	29,880	41,466	25,692	—	97,038
Credit facilities	5,000	—	1,977	—	6,977
Current maturities of
long-term debt	—	50	981	—	1,031
Federal and foreign
income taxes	2,996	75	3,607	—	6,678

Total Current Liabilities	38,396	58,405	52,790	—	149,591

Long-Term Debt, Net	246,769	7	2,280	—	249,056
Deferred Income Taxes	43,149	—	294	—	43,443
Other Liabilities	9,283	13,840	6,729	—	29,852
Amounts Due To (From)
Subsidiaries	—	—	184,094	(184,094)	—
Minority Interest	—	—	2,378	—	2,378
Shareholders’ Equity	458,513	504,780	62,872	(567,652)	458,513

Total Liabilities and
Shareholders’ Equity	$796,110	$577,032	$311,437	$(751,746)	$932,833

Condensed Consolidating Statement of Operations for the three month period ended April 30, 2004.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$113,592	$33,106	$(224)	$146,474
Cost of Sales	—	78,189	19,925	(224)	97,890

	—	35,403	13,181	—	48,584

Expenses
Selling, general
and administrative	—	19,215	6,812	—	26,027
Research, development
and engineering	—	2,402	3,613	—	6,015

Total Expenses	—	21,617	10,425	—	32,042

Operating Earnings from
Continuing Operations	—	13,786	2,756	—	16,542

Other (income) expense	—	(20)	1	—	(19)
Interest income	(1,495)	(628)	(56)	1,895	(284)
Interest expense	4,078	625	1,355	(1,895)	4,163

Other (Income) Expense, Net	2,583	(23)	1,300	—	3,860

Income (Loss) from Continuing
Operations Before Taxes	(2,583)	13,809	1,456	—	12,682
Income Tax Expense (Benefit)	(830)	4,299	261	—	3,730

Income (Loss) From
Continuing Operations	(1,753)	9,510	1,195	—	8,952

Income From Discontinued
Operations, Net of Tax	—	960	—	—	960
Equity in Net Income of
Consolidated Subsidiaries	11,665	—	—	(11,665)	—

Net Income (Loss)	$9,912	$10,470	$1,195	$(11,665)	$9,912

Condensed Consolidating Statement of Operations for the six month period ended April 30, 2004.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$213,709	$62,592	$(461)	$275,840
Cost of Sales	—	149,638	39,487	(461)	188,664

	—	64,071	23,105	—	87,176

Expenses
Selling, general
and administrative	—	36,997	18,890	—	55,887
Research, development
and engineering	—	4,426	7,012	—	11,438

Total Expenses	—	41,423	25,902	—	67,325

Operating Earnings (Loss) from
Continuing Operations	—	22,648	(2,797)	—	19,851

Other (income) expense	—	(578)	3	—	(575)
Interest income	(2,972)	(1,258)	(140)	3,773	(597)
Interest expense	8,295	1,250	2,683	(3,773)	8,455

Other (Income) Expense, Net	5,323	(586)	2,546	—	7,283

Income (Loss) from Continuing
Operations Before Taxes	(5,323)	23,234	(5,343)	—	12,568
Income Tax Expense (Benefit)	(1,570)	5,059	(1,577)	—	1,912

Income (Loss) From
Continuing Operations	(3,753)	18,175	(3,766)	—	10,656

Income From Discontinued
Operations, Net of Tax	—	1,134	—	—	1,134
Equity in Net Income of
Consolidated Subsidiaries	15,543	—	—	(15,543)	—

Net Income (Loss)	$11,790	$19,309	$(3,766)	$(15,543)	$11,790

Condensed Consolidating Statement of Cash Flows for the six month period ended April 30, 2004.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows Provided (Used)
by Operating Activities
Net earnings (loss)	$11,790	$19,309	$(3,766)	$(15,543)	$11,790
Depreciation & amortization	—	10,963	3,973	—	14,936
Deferred income taxes	(923)	—	47	—	(876)
Gain on sale of land	—	(577)	—	—	(577)
Working capital changes, net of
effect of acquisitions
Accounts receivable	1,190	9,298	3,994	—	14,482
Inventories	—	(4,821)	(1,571)	—	(6,392)
Prepaid expenses	76	(1,458)	(551)	—	(1,933)
Accounts payable	(121)	(1,469)	133	—	(1,457)
Accrued liabilities	1,054	(2,896)	1,639	—	(203)
Federal & foreign income taxes	3,685	(102)	(782)	—	2,801
Other, net	(6)	(2,875)	2,446	—	(435)

	16,745	25,372	5,562	(15,543)	32,136

Cash Flows Provided (Used)
by Investing Activities
Purchases of capital assets	(362)	(10,176)	(1,050)	—	(11,588)
Proceeds from sale of land	—	1,179	—	—	1,179
Capital dispositions	—	437	(4)	—	433
Purchase of short-term investments	(6,238)	—	—	—	(6,238)
Acquisitions of businesses, net	—	(6,633)	—	—	(6,633)

	(6,600)	(15,193)	(1,054)	—	(22,847)

Cash Flows Provided (Used)
by Financing Activities
Proceeds provided by stock
issuance under employee
stock plans	1,266	—	—	—	1,266
Net change in credit facilities	—	—	564	—	564
Repayment of long-term debt	(31,010)	(42)	(213)	—	(31,265)
Debt and other issuance costs	(179)	—	—	—	(179)
Investment in subsidiaries	(6,617)	(8,777)	(149)	15,543	—

	(36,540)	(8,819)	202	15,543	(29,614)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Effect of Foreign Exchange
Rates on Cash	(742)	6	1,133	—	397

Net Increase (Decrease) in Cash
and Cash Equivalents	(27,137)	1,366	5,843	—	(19,928)
Cash and Cash Equivalents
– Beginning of Period	109,834	3,030	18,499	—	131,363

Cash and Cash Equivalents
– End of Period	$82,697	$4,396	$24,342	$—	$111,435

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

Our current business and strategic plan focuses on the continued development of our products in three key technology segments:  avionics and controls, sensors and systems and specialized high-performance elastomers and other complex materials, principally for the aerospace and defense markets. We are concentrating our efforts to expand our capabilities in these markets and to anticipate the global needs of our customers and respond to such needs with comprehensive solutions. These efforts focus on continuous research and new product development, acquisitions and establishing strategic realignments of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering.

On January 28, 2005, we completed the sale of the outstanding stock of our wholly owned subsidiary Fluid Regulators Corporation (Fluid Regulators), which was included in our Sensors & Systems segment, for approximately $23.7 million. As a result of the sale, we recorded a gain of approximately $7.0 million, net of tax of $2.4 million, in the first fiscal quarter of 2005.

On July 25, 2002, our Board of Directors adopted a formal plan for the sale of the assets and operations of our former Automation segment. Upon the final disposition of our discontinued Automation operations in the fourth fiscal quarter of 2004, we recorded an $8.0 million gain, net of $4.5 million in tax, including the reversal of estimated reserves, which were recognizable upon the sale of the business.

On May 13, 2005, we closed a small unit in our Other segment and incurred $0.4 million in severance, net of $0.2 million in tax, in the second quarter of fiscal 2005.

The dispositions and closure described above are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results of Continuing Operations

Three Month Period Ended April 29, 2005 Compared to Three Month Period Ended April 30, 2004

Sales for the second fiscal quarter increased 44.5% when compared with the prior-year period. Sales by segment were as follows:

(In thousands)

		Three Months Ended
	Incr./(Decr.) from prior year period	April 29, 2005	April 30, 2004

Avionics & Controls	24.3%	$64,990	$52,292
Sensors & Systems	112.6%	84,541	39,772
Advanced Materials	14.1%	62,061	54,410

Total Net Sales		$211,592	$146,474

The 24.3% increase in Avionics & Controls principally reflected incremental sales from the Leach Holding Corporation (Leach) medical unit acquisition in the fourth fiscal quarter of 2004 and higher sales at our AVISTA unit. Sales were also enhanced by increased volumes of aftermarket spares, cockpit panels and control products. These sales increases were partially offset by a decrease in sales of technology interface systems for land-based vehicles.

The 112.6% increase in sales of Sensors & Systems principally reflected $32.9 million in incremental sales from the Leach acquisition, enhanced sales of temperature and pressure sensors, and motion control distribution sales to the British Ministry of Defence (British MoD) as well as increased sales volumes of aftermarket products. Sensors & Systems sales also reflected a stronger euro relative to the U.S. dollar, as the average exchange rate from the euro to the U.S. dollar increased from 1.22 in the second quarter of fiscal 2004 to 1.30 in the second quarter of fiscal 2005.

The 14.1% increase in Advanced Materials reflected higher sales of elastomer material to aerospace customers. Additionally, sales increased at our metal finishing unit, reflecting an improving commercial aerospace market.

Overall, for the second quarter of fiscal 2005, gross margin as a percentage of sales was 32.4% compared with 33.2% for the second quarter of fiscal 2004. Avionics & Controls segment gross margin was 33.7% and 34.5% for the second fiscal quarter of 2005 and 2004, respectively. Avionics & Controls gross margin decreased from the prior-year period due to a higher mix of medical equipment sales. Sensors & Systems segment gross margin was 35.3% and 39.8% for the second fiscal quarter of 2005 and 2004, respectively. Sensors & Systems gross margin declined from the prior-year period due to a higher mix of electrical power switching, control and data communication devices due to the Leach acquisition, a loss contract reserve and the effect of a weaker U.S. dollar compared with the euro on U.S. dollar-denominated sales and euro-denominated cost of sales. Advanced Materials segment gross margin was 27.0% for the second fiscal quarter of 2005 and 2004. Lower sales volumes of combustible ordnance and incremental start-up costs on certain flare countermeasure devices were offset by improved gross margins at our elastomer material and metal finishing operations. Our elastomer material gross margins were favorably impacted by decreased workers compensation expenses, lower integration expenses, and higher sales volumes to aerospace customers, which resulted in an increased recovery of fixed expenses. In the prior-year period, our elastomer material operations were negatively impacted by certain operational inefficiencies from integrating acquired businesses which resulted in higher labor costs. Improved gross margins at our metal finishing operations reflected an improved recovery of fixed expenses due to higher sales and increased selling prices.

Selling, general and administrative expenses (which include corporate expenses) totaled $34.5 million and $26.0 million for the second fiscal quarter of 2005 and 2004, respectively, or 16.3% of sales for the second fiscal quarter of 2005 compared with 17.8% for the prior-year period. The overall increase in the amount of selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses as a result of the Leach acquisition. The decrease in selling, general and administrative expenses as a percentage of sales principally reflected higher sales volumes without a proportional increase in the expense during the current fiscal quarter. These selling, general and administrative expenses are typically fixed.

Research, development and engineering spending was $9.9 million, or 4.7% of sales, for the second fiscal quarter of 2005 compared with $6.0 million, or 4.1% of sales, for the second fiscal quarter of 2004. The increase in research, development and engineering spending principally reflected the acquisition of Leach in the fourth quarter of fiscal 2004 and the requirement to fund development for new programs for our OEM customers.

Segment earnings (operating earnings excluding corporate expenses) for the second fiscal quarter of 2005 totaled $30.2 million, compared with $20.9 million for the second fiscal quarter in 2004. Avionics & Controls segment earnings were $9.6 million for the second fiscal quarter of 2005 compared with $8.6 million for the second fiscal quarter of 2004, principally reflecting the strong results at our newly acquired Leach medical unit and our AVISTA unit. We believe there is some potential that the earnings growth we experienced from our medical equipment operations during the first six months of fiscal 2005 will moderate in the second half of the fiscal year. Sensors & Systems segment earnings were $11.4 million for the second quarter of fiscal 2005 compared with $4.8 million for the second quarter of fiscal 2004, primarily reflecting strong sales and earnings in our sensors, motion control and electrical power switching operations. Advanced Materials segment earnings were $9.2 million for the second fiscal quarter of 2005 compared with $7.4 million for the second fiscal quarter of 2004. Advanced Materials earnings were enhanced by increased earnings at our elastomer material and metal finishing units, reflecting strong demand from aerospace customers and lower operating expenses. Earnings at our combustible ordnance and countermeasure operations were impacted by production inefficiencies on new countermeasure flare products and higher operating expenses.

Interest expense for the second fiscal quarter of 2005 was $4.1 million compared with $4.2 million for the second fiscal quarter of 2004.

The effective income tax rate for the second fiscal quarter of 2005 was 30.4% compared with 29.4% for the second fiscal quarter of 2004. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits and benefits.

New orders for the second fiscal quarter of 2005 were $263.4 million compared with $154.5 million for the same period in 2004, an increase of 70.5%. The increase in orders reflects the Leach acquisition, the timing of receiving combustible ordnance orders and increased elastomer material orders.

Six Month Period Ended April 29, 2005 Compared to Six Month Period Ended April 30, 2004

Year-to-date sales increased 45.5% when compared with the prior-year period. Sales by segment were as follows:

(In thousands)

		Six Months Ended
	Incr./(Decr.) from prior year period	April 29, 2005	April 30, 2004

Avionics & Controls	27.6%	$125,845	$98,608
Sensors & Systems	113.5%	158,915	74,424
Advanced Materials	13.4%	116,624	102,808

Total Net Sales		$401,384	$275,840

The 27.6% increase in sales of Avionics & Controls principally reflected incremental sales from the Leach medical unit acquisition. The increase also reflected higher sales of specialized medical equipment and cockpit controls as well as higher sales at our AVISTA unit. These increases were partially offset by lower sales of technology interface systems for land-based military vehicles.

The 113.5% increase in sales of Sensors & Systems principally reflected $62.2 million in incremental sales from the Leach acquisition, enhanced sales of temperature and pressure sensors and motion control distribution sales to the British MoD as well as increased sales volumes of aftermarket products. The increase also reflected a stronger euro relative to the U.S. dollar, as the average exchange rate from the euro to the U.S. dollar increased from 1.22 in the first six months of fiscal 2004 to 1.31 in the first six months of fiscal 2005.

The 13.4% increase in Advanced Materials reflected higher sales of elastomer material and increased sales at our metal finishing unit. Sales of our combustible ordnance and countermeasure devices were even with the prior-year period.

Overall, gross margin as a percentage of sales was 31.6% for the first six months of fiscal 2005 and 2004. Avionics & Controls segment gross margin was 32.6% and 33.5% for the first six months of fiscal 2005 and 2004, respectively. Avionics & Controls gross margin decreased from the prior-year period due to a higher mix of medical equipment sales. Sensors & Systems segment gross margin was 35.0% and 37.6% for the first six months of fiscal 2005 and 2004, respectively. Sensors & Systems gross margin decreased from the prior-year period, reflecting a sales mix of lower margin sales from the Leach acquisition, partially offset by greater aftermarket spares sales. Advanced Materials segment gross margin was 25.7% and 25.4% for the first six months of fiscal 2005 and 2004, respectively. Advanced Materials gross margin increased when compared with the prior-year period, reflecting higher sales volume of elastomer material to aerospace customers, lower acquisition integration expenses, production efficiencies and lower workers compensation expense.

Selling, general and administrative expenses (which include corporate expenses) totaled $65.8 million and $55.9 million for the first six months of fiscal 2005 and 2004, respectively, or 16.4% of sales, for the first six months of fiscal 2005 compared with 20.3% for the prior-year period. The overall increase in the amount of selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses as a result of the Leach acquisition. The decrease in selling, general and administrative expense as a percentage of sales principally reflected $4.5 million in severance expense in our Sensors & Systems segment incurred in the prior-year period and higher sales volumes without a proportional increase in the expense during the six months ended April 29, 2005. These selling, general and administrative expenses are typically fixed.

Research, development and engineering expenses were $19.1 million, or 4.8% of sales, for the first six months of fiscal 2005 compared with $11.4 million, or 4.1% of sales, for the first six months of fiscal 2004. The increase in research, development and engineering spending principally reflected the acquisition of Leach in the fourth quarter of fiscal 2004 and the requirement to fund development for new programs for our OEM customers.

Segment earnings (operating earnings excluding corporate expenses) for the first six months of fiscal 2005 totaled $51.9 million, compared with $28.1 million for the prior-year period. Avionics & Controls segment earnings of $18.8 million for the first six months of fiscal 2005 compared with $15.4 million in the prior-year period and reflected increased earnings at our newly acquired Leach medical unit and our AVISTA unit. We believe there is some potential that the earnings growth we experienced from our medical equipment operations during the first six months of fiscal 2005 will moderate in the second half of the fiscal year. Sensors & Systems segment earnings were $17.7 million for the first six months of fiscal 2005 compared with $0.8 million in the prior-year period. The increase in Sensors & Systems earnings from the prior-year period reflected incremental earnings from the Leach acquisition, higher sales volumes and lower operating expenses. The decrease in operating expenses compared with the prior-year period reflected $4.5 million in severance and legal costs covering 35 employees in engineering, production, quality, research and development and administration functions. In addition, nearly 20 employees elected early retirement or voluntarily resigned in the 2004 period. Sensors & Systems earnings also reflected the impact of a weaker U.S. dollar relative to the euro on U.S. dollar-denominated sales and euro-based operating expenses. Advanced Materials segment earnings were $15.5 million for the first six months of fiscal 2005 compared with $11.8 million for the prior-year period. Advanced Materials earnings reflected higher sales and earnings from our elastomer and metal finishing operations. Advanced Materials earnings were negatively impacted by higher operating expenses at our combustible ordnance and countermeasure operations.

Interest expense for the first six months of fiscal 2005 was $8.8 million compared with $8.5 million for the prior-year period.

The effective income tax rate for the first six months of fiscal 2005 was 29.4% compared with 30.3% (before a $1.9 million reduction of previously estimated tax liabilities) for the prior-year period. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits and benefits. On February 4, 2004, we received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service covering the audit of research and development tax credits for fiscal years 1997 through 1999. As a result of the NOPA and the expectation of a similar result for fiscal years 2000 through 2003, we revised our estimated liability for income taxes as of January 30, 2004. The revision resulted in a $1.9 million reduction of previously estimated tax liabilities.

During the first fiscal quarter of 2004, we sold land in Coachella, California, for cash and recorded a gain on sale of $577,000, which is included in other income.

New orders for the first six months of fiscal 2005 were $467.2 million compared with $304.9 million for the same period in fiscal 2004. Backlog at April 29, 2005, was $489.6 million compared with $323.7 million at April 30, 2004. The increase in backlog principally reflected the Leach acquisition. Approximately $190.0 million in backlog is scheduled for delivery after fiscal 2005. Most orders in backlog are subject to cancellation until delivery.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments at April 29, 2005 totaled $183.2 million, an increase of $153.7 million from October 29, 2004. Net working capital increased to $303.9 million at April 29, 2005 from $170.5 million at October 29, 2004. Sources of cash flows from operating activities principally consist of cash received from the sale of products offset by cash payments for material, labor and operating expenses. Cash flows from operating activities were $37.4 million and $32.1 million in the first six months of fiscal 2005 and 2004, respectively. The increase principally reflected higher net earnings, partially offset by increased inventory purchases. The net increase in cash flows used by investing activities principally reflected increased purchases of short-term investments, the net proceeds from the sale of Fluid Regulators of $21.4 million, a $3.3 million purchase price adjustment payable to the seller of AVISTA and the $6.5 million acquisition of AVISTA in the first fiscal quarter of 2004. The increase in cash provided by financing activities principally reflected the net proceeds of $108.5 million from our public offering of 3.7 million shares of common stock completed on November 24, 2004, partially offset by the repayment of $30 million of the 1999 Senior Notes in accordance with their terms in the prior-year period.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $22.0 million during fiscal 2005, compared with $22.1 million expended in fiscal 2004. Capital expenditures for the first six months of 2005 totaled $9.3 million, primarily for machinery and equipment and enhancements to information systems.

Total debt at April 29, 2005 was $251.2 million and consisted of $175.0 million of Senior Subordinated Notes, $70.0 million of 1999 Senior Notes, and $6.2 million of various foreign currency debt agreements, including capital lease obligations. The Senior Subordinated Notes mature June 15, 2013, bear interest at 7.75% and contain customary covenants, including restrictions on incurrence of additional debt in certain circumstances, repurchase of our common stock, declaration of dividends, retirement or redemption of subordinated debt, creation of liens and certain asset dispositions. We are in compliance with these covenants and do not view the restrictions as limiting our planned activities. In September 2003 we entered into an interest rate swap agreement on $75 million of our Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed rate for a variable interest rate on $75 million of the $175 million principal amount outstanding. The 1999 Senior Notes have maturities ranging from November 2005 to 2008 and interest rates from 6.4% to 6.77%. We have a U.S. dollar credit facility totaling up to $60,000,000 of borrowing capacity. The facility is secured by substantially all of our assets. The credit agreement for the facility contains customary covenants, including but not limited to, restrictions on liens, making certain investments in third parties, capital expenditures, incurrence of additional indebtedness, repurchase of our common stock, declaration of dividends and certain asset dispositions. In addition, the credit agreement requires that we meet certain financial covenants, including a maximum leverage ratio, a fixed charge coverage ratio, a total debt to capitalization ratio and a minimum tangible net worth. As of April 29, 2005, we were in compliance with these covenants under the credit facility. We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through April 2006. In addition, we believe that we have adequate access to capital markets to fund future acquisitions.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement No. 123R), which is effective for the Company no later than the beginning of our first fiscal quarter of 2006. This statement will have a significant impact on our consolidated statements of operations, as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice. We intend to comply with the standard at the beginning of our first fiscal quarter of 2006. The impact of adoption cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 9 to the Consolidated Financial Statements of Esterline Technologies in this Form 10-Q.

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

Item 4.           Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 29, 2005. Based upon that evaluation, they concluded as of April 29, 2005 that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

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

Item 4.            Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on March 2, 2005, the shareholders acted on the following proposal:

The election of the following directors for three-year terms expiring at the 2008 annual meeting:

	Votes Cast
Name	For	Withheld

Lewis E. Burns	23,306,783	146,135
Robert W. Cremin	23,110,135	342,783
Anthony P. Franceschini	23,161,791	291,127

The election of the following director for a two-year term expiring at the 2007 annual meeting:

	Votes Cast
Name	For	Withheld

Charles R. Larson	23,307,007	145,911

Current directors whose terms are continuing after the 2005 annual meeting are Ross J. Centanni, John F. Clearman, Robert S. Cline, Jerry D. Leitman, and James L. Pierce.

Item 5.           Other Information

Effective June 2, 2005, John F. Clearman was appointed to the Audit Committee and resigned from the Compensation Committee. The members of the committees of our Board of Directors listed below are as follows:

Audit Committee

         Robert S. Cline, Chairman
         John F. Clearman
         Anthony P. Franceschini
         Charles R. Larson
         James L. Pierce

Compensation Committee

         Jerry D. Leitman, Chairman
         Lewis E. Burns
         Ross J. Centanni

Nominating & Corporate Governance Committee

         Ross J. Centanni, Chairman
         Lewis E. Burns
         Robert S. Cline
         Anthony P. Franceschini

Item 6.	Exhibits

	10	.19b*	Offer Letter from Esterline Technologies Corporation to Richard Wood dated February 9, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File No. 1-6357]).

	10	.19c*	Severance Protection Agreement between Richard Wood and Esterline Technologies Corporation, dated February 23, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File No. 1-6357]).

	10	.19e*	Offer Letter from Esterline Technologies Corporation to Frank Houston dated March 14, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K dated March 29, 2005 [Commission File No. 1-6357]).

	11		Schedule setting forth computation of basic and diluted earnings per common share for the three and six month periods ended April 29, 2005 and April 30, 2004.

	31.1		Certification of Chief Executive Officer.

	31.2		Certification of Chief Financial Officer.

	32.1		Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2		Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION (Registrant)

Dated: June 3, 2005	By:	/s/ Robert D. George
Robert D. George Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)