Form 10-Q
period 2005-07-29
ESTERLINE TECHNOLOGIES CORP
filed 2005-09-02
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

_________________

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2005

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

Yes      X        No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes               No      X

As of September 2, 2005, 25,314,823 shares of the issuer’s common stock were outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.           Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of July 29, 2005 and October 29, 2004
(In thousands, except share amounts)

	July 29, 2005	October 29, 2004
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$80,339	$29,479
Cash in escrow	11,744	8,511
Short-term investments	75,205	—
Accounts receivable, net of allowances
of $4,052 and $3,687	134,861	132,206
Inventories
Raw materials and purchased parts	69,044	58,736
Work in process	49,605	43,326
Finished goods	17,502	16,992

	136,151	119,054

Deferred income tax benefits	23,307	20,984
Prepaid expenses	6,981	9,441
Other current assets	288	435

Total Current Assets	468,876	320,110

Property, Plant and Equipment	276,825	275,437
Accumulated depreciation	140,466	130,302

	136,359	145,135

Other Non-Current Assets
Goodwill	260,396	247,817
Intangibles, net	169,252	169,876
Debt issuance costs, net of accumulated
amortization of $1,433 and $928	5,312	5,818
Deferred income tax benefits	11,897	11,216
Other assets	25,284	32,861

	$1,077,376	$932,833

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of July 29, 2005 and October 29, 2004
(In thousands, except share amounts)

	July 29, 2005	October 29, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$42,007	$37,867
Accrued liabilities	101,148	97,038
Credit facilities	2,301	6,977
Current maturities of long-term debt	30,913	1,031
Federal and foreign income taxes	4,269	6,678

Total Current Liabilities	180,638	149,591

Long-Term Liabilities
Long-term debt, net of current maturities	217,207	249,056
Deferred income taxes	45,936	43,443
Other liabilities	27,764	29,852

Commitments and Contingencies	—	—

Minority Interest	2,548	2,378

Shareholders’ Equity
Common stock, par value $.20 per share,
authorized 60,000,000 shares, issued and
outstanding 25,310,524 and 21,319,698 shares	5,062	4,264
Additional paid-in capital	234,300	120,553
Retained earnings	354,598	309,155
Accumulated other comprehensive income	9,323	24,541

Total Shareholders’ Equity	603,283	458,513

	$1,077,376	$932,833

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Nine Month Periods Ended July 29, 2005 and July 30, 2004
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004

Net Sales	$209,873	$147,424	$611,257	$423,264
Cost of Sales	144,180	101,562	418,926	290,226

	65,693	45,862	192,331	133,038

Expenses
Selling, general & administrative	33,534	25,934	99,299	81,821
Research, development &
engineering	11,003	5,915	30,116	17,353

Total Expenses	44,537	31,849	129,415	99,174

Operating Earnings From
Continuing Operations	21,156	14,013	62,916	33,864

Other (income) expense	272	1	338	(574)
Interest income	(1,187)	(450)	(2,747)	(1,047)
Interest expense	4,654	4,410	13,433	12,865

Other Expense, Net	3,739	3,961	11,024	11,244

Income From Continuing Operations
Before Income Taxes	17,417	10,052	51,892	22,620
Income Tax Expense	3,128	2,979	13,247	4,891

Income From Continuing Operations
Before Minority Interest	14,289	7,073	38,645	17,729

Minority Interest	(122)	—	(170)	—

Income From Continuing Operations	14,167	7,073	38,475	17,729

Income From Discontinued
Operations, Net of Tax	3	576	6,968	1,710

Net Earnings	$14,170	$7,649	$45,443	$19,439

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Nine Month Periods Ended July 29, 2005 and July 30, 2004
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Earnings Per Share – Basic:
Continuing operations	$.56	$.33	$1.55	$.84
Discontinued operations	—	.03	.28	.08

Earnings per share – basic	$.56	$.36	$1.83	$.92

Earnings Per Share – Diluted:
Continuing operations	$.55	$.33	$1.53	$.82
Discontinued operations	—	.03	.28	.08

Earnings per share – diluted	$.55	$.36	$1.81	$.90

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Month Periods Ended July 29, 2005 and July 30, 2004
(Unaudited)
(In thousands)

	Nine Months Ended
	July 29, 2005	July 30, 2004
Cash Flows Provided (Used) by Operating Activities
Net earnings	$45,443	$19,439
Minority interest	170	—
Depreciation and amortization	26,808	24,241
Deferred income taxes	169	274
Gain on sale of discontinued operations	(9,456)	—
Loss on sale of building	59	—
Gain on sale of land	—	(577)
Working capital changes, net of effect of acquisitions
Accounts receivable	(2,728)	6,051
Inventories	(17,628)	(8,411)
Prepaid expenses	2,291	(608)
Other current assets	147	—
Accounts payable	4,985	682
Accrued liabilities	1,870	(6,615)
Federal and foreign income taxes	(1,987)	3,539
Other liabilities	(928)	—
Other, net	(2,492)	273

	46,723	38,288

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(14,921)	(17,603)
Proceeds from sale of discontinued operations	21,421	—
Proceeds from sale of building	2,319	—
Proceeds from sale of land	—	1,179
Escrow deposit	(4,207)	—
Proceeds from sale of capital assets	1,065	409
Proceeds from sale of short-term investments	—	12,797
Purchase of short-term investments	(75,205)	—
Acquisitions of businesses, net of cash acquired	(33,088)	(6,882)

	(102,616)	(10,100)

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Month Periods Ended July 29, 2005 and July 30, 2004
(Unaudited)
(In thousands)

	Nine Months Ended
	July 29, 2005	July 30, 2004
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under
employee stock plans	6,055	3,550
Proceeds provided by sale of common stock	108,490	—
Net change in credit facilities	(4,557)	329
Repayment of long-term debt, net	(1,807)	(29,991)
Debt and other issuance costs	—	(268)

	108,181	(26,380)

Effect of Foreign Exchange Rates on Cash	(1,428)	(2,324)

Net Increase (Decrease) in Cash and Cash Equivalents	50,860	(516)

Cash and Cash Equivalents – Beginning of Period	29,479	131,363

Cash and Cash Equivalents – End of Period	$80,339	$130,847

Supplemental Cash Flow Information
Cash Paid for Interest	$16,593	$17,217
Cash Paid for Taxes	$11,946	$39

ESTERLINE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
For the Three and Nine Month Periods Ended July 29, 2005 and July 30, 2004

1.	The consolidated balance sheet as of July 29, 2005, the consolidated statement of operations for the three and nine month periods ended July 29, 2005 and July 30, 2004, and the consolidated statement of cash flows for the nine month periods ended July 29, 2005 and July 30, 2004 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2004 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options. The weighted average number of shares outstanding used to compute basic earnings per share was 25,236,676 and 21,202,000 for the three month periods ended July 29, 2005 and July 30, 2004, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 25,618,519 and 21,535,000 for the three month periods ended July 29, 2005 and July 30, 2004, respectively. The weighted average number of shares outstanding used to compute basic earnings per share was 24,796,955 and 21,156,000 for the nine month periods ended July 29, 2005, and July 30, 2004, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 25,174,537 and 21,489,000 for the nine month periods ended July 29, 2005 and July 30, 2004, respectively.

5.	In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement No. 123R), which is effective for the Company no later than the beginning of its first fiscal quarter of 2006. This statement will have a significant impact on the Company’s consolidated statements of operations, as the Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on the consolidated net income within the footnotes as is the Company’s current practice. Management intends to comply with the standard at the beginning of the Company’s first fiscal quarter of 2006. The impact of adoption cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share under Note 9.

6.	The Company’s comprehensive income (loss) is as follows:

(In thousands)

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004

Net Earnings	$14,170	$7,649	$45,443	$19,439
Change in Fair Value of Derivative
Financial Instruments, Net of Tax	(783)	(83)	652	407
Foreign Currency Translation Adj.	(19,323)	3,445	(15,870)	8,006

Comprehensive Income (Loss)	$(5,936)	$11,011	$30,225	$27,852

7.	On January 28, 2005, the Company completed the sale of the outstanding stock of its wholly owned subsidiary Fluid Regulators Corporation (Fluid Regulators), which was included in the Company’s Sensors & Systems segment, for approximately $23.7 million. As a result of the sale, the Company recorded a gain of $7.0 million, net of tax of $2.4 million. Sales and net earnings for Fluid Regulators were $3.2 million and $0.1 million, respectively, during the three month period ended July 30, 2004. Sales and net earnings for Fluid Regulators were $3.5 million and $0.3 million, respectively, during the nine month period ended July 29, 2005 and $9.8 million and $0.9 million, respectively, during the nine month period ended July 30, 2004.

On July 25, 2002, the Board of Directors adopted a formal plan for the sale of the assets and operations of its former Automation segment. On July 23, 2003, the Company sold the assets of its Excellon Automation subsidiary. On August 31, 2004, the Company sold the stock of W. A. Whitney for $10.0 million in cash. Upon the final disposition of its discontinued Automation operations in the fourth fiscal quarter of 2004, the Company recorded an $8.0 million gain, net of $4.5 million in tax, including the reversal of estimated reserves which were recognizable upon sale of the business. Sales of W. A. Whitney were $5.4 million and $15.6 million for the three month and nine month period ended July 30, 2004, respectively.

On May 13, 2005, management closed a small unit in the Company’s Other segment and incurred $0.4 million in severance, net of $0.2 million in tax, in the second quarter of fiscal 2005.

The dispositions and closure described above are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

8.	The effective tax rate for the first nine months of fiscal 2005 was 29.4% (before a $2.0 million reduction of previously estimated tax liabilities), compared with 30.0% (before a $1.9 million reduction of previously estimated tax liabilities) for the first nine months of fiscal 2004. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits and benefits. The $2.0 million reduction of previously estimated tax liabilities in the first nine months of fiscal 2005 was due to the expiration of the statute of limitations and adjustments resulting from a reconciliation of U.S. and non-U.S. tax returns to the provision for income taxes. The $1.9 million reduction of previously estimated tax liabilities in the first nine months of fiscal 2004 was the result of receiving a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service covering the audit of research and development tax credits for fiscal years 1997 through 1999. Due to the NOPA and the expectation of a similar result for fiscal years 2000 through 2003, management revised the Company’s estimated liability for income taxes as of January 30, 2004.

9.	The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock option and employee stock purchase plans, which does not require income statement recognition of options granted at the market price on the date of issuance. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (FAS 123 Adjustment), “Accounting for Stock-Based Compensation” (Statement No. 123):

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004

Net earnings, as reported	$14,170	$7,649	$45,443	$19,439
Deduct: FAS 123 Adjustment	(817)	(530)	(1,748)	(1,482)

Pro forma net earnings	$13,353	$7,119	$43,695	$17,957

Basic earnings per share, as reported	$.56	$.36	$1.83	$.92
Deduct: FAS 123 Adjustment	(.03)	(.02)	(.07)	(.07)

Pro forma basic earnings per share	$.53	$.34	$1.76	$.85

Diluted earnings per share,
as reported	$.55	$.36	$1.81	$.90
Deduct: FAS 123 Adjustment	(.03)	(.03)	(.08)	(.07)

Pro forma diluted earnings per share	$.52	$.33	$1.73	$.83

10.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and U.S. and non-U.S. plans maintained by Leach Holding Corporation (Leach). Components of net periodic pension cost consisted of the following:

(In thousands)

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Components of Net Periodic Pension Cost
Service cost	$400	$753	$2,533	$2,567
Interest cost	2,599	1,422	7,307	4,883
Expected return on plan assets	(2,946)	(1,871)	(8,856)	(6,348)
Amortization of prior
service cost	5	4	14	12
Amortization of actuarial loss	600	92	934	389

Net Periodic Cost	$658	$400	$1,932	$1,503

During the third fiscal quarter of 2005, the Company made a $4.7 million contribution to the U.S. pension plan maintained by Leach.

11.	Segment information: Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Net Sales
Avionics & Controls	$66,990	$48,705	$192,835	$147,313
Sensors & Systems	80,953	41,788	239,868	116,212
Advanced Materials	61,930	56,931	178,554	159,739

Total Net Sales	$209,873	$147,424	$611,257	$423,264

Segment Earnings
Avionics & Controls	$10,161	$7,248	$28,940	$22,676
Sensors & Systems	9,193	3,444	26,855	4,262
Advanced Materials	7,998	7,385	23,497	19,226

Total Segment Earnings	27,352	18,077	79,292	46,164

Corporate expense	(6,196)	(4,064)	(16,376)	(12,300)
Other income (expense)	(272)	(1)	(338)	574
Interest income	1,187	450	2,747	1,047
Interest expense	(4,654)	(4,410)	(13,433)	(12,865)

	$17,417	$10,052	$51,892	$22,620

12.	On June 3, 2005, the Company acquired all of the outstanding capital stock of Palomar Products, Inc. (Palomar), a $25 million (estimated annual sales) California-based manufacturer of secure military communications products, for approximately $29 million in cash, including the estimated change in net equity value from December 31, 2004 to closing. A purchase price adjustment is payable to the seller contingent upon achievement of financial results through December 31, 2005, as described in the Stock Purchase Agreement. Palomar’s products extend the Company’s avionics and controls product lines. Palomar is included in the Avionics & Controls segment and the results of its operations were included from the effective date of the acquisition.

13.	On November 24, 2004, the Company completed a public offering of 3.7 million shares of common stock, including shares sold under the underwriters’ over-allotment option, priced at $31.25 per share, generating net proceeds of approximately $109 million, of which $5.0 million was used to pay off existing credit facilities. The funds provide additional financial resources for acquisitions and general corporate purposes. The Company issued 303,826 and 233,137 shares under its employee stock plans during the nine month periods ended July 29, 2005 and July 30, 2004, respectively.

14.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the periods ended July 29, 2005, and July 30, 2004, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Senior Subordinated Notes which include Advanced Input Devices, Inc., Amtech Automated Manufacturing Technology, Angus Electronics Co., Armtec Countermeasures Co., Armtec Defense Products Co., Auxitrol Co., AVISTA, Incorporated, Boyar-Schultz Corporation, BVR Technologies Co., Equipment Sales Co., EA Technologies Corporation, Esterline Technologies Holdings Limited, H.A. Sales Co., Hauser Inc., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., Norwich Aero Products, Inc., Palomar Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., Surftech Finishes Co., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Advanced Input Devices Ltd. (England), Auxitrol S.A., Auxitrol Technologies S.A., Auxitrol Asia PTE Ltd., Esterline Input Devices Asia Ltd., Esterline Input Devices Ltd. (China), Esterline Technologies DK Aps (Denmark), Esterline Technologies Ltd. (England), Esterline Technologies Ltd. (Hong Kong), Excellon Europa GmbH, Excellon France S.A.R.L., Guizhou Leach-Tianyi Aviation Electrical Company Ltd. (China), Leach International Asia-Pacific Ltd. (Hong Kong), Leach International Europe S.A. (France), Leach International Germany GmbH (Germany), Leach International Mexico S. de R.L. de C.V. (Mexico), Leach International U.K. (England), LRE Medical GmbH (Germany), Muirhead Aerospace Ltd., Norcroft Dynamics Ltd., Pressure Systems International Ltd., TA Mfg. Limited, Weston Aero Ltd. (England), and Weston Aerospace Ltd. (England). The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies and have fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes.

Condensed Consolidating Balance Sheet as of July 29, 2005.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets

Current Assets
Cash and cash equivalents	$39,299	$3,089	$37,951	$—	$80,339
Cash in escrow	11,744	—	—	—	11,744
Short-term investments	75,205	—	—	—	75,205
Accounts receivable, net	503	82,866	51,492	—	134,861
Inventories	—	90,497	45,654	—	136,151
Deferred income tax benefits	22,153	52	1,102	—	23,307
Prepaid expenses	189	4,355	2,437	—	6,981
Other current assets	—	288	—	—	288

Total Current Assets	149,093	181,147	138,636	—	468,876

Property, Plant & Equipment, Net	2,385	95,046	38,928	—	136,359
Goodwill	—	191,339	69,057	—	260,396
Intangibles, Net	141	84,378	84,733	—	169,252
Debt Issuance Costs, Net	5,312	—	—	—	5,312
Deferred Income Tax Benefits	11,130	—	767	—	11,897
Other Assets	3,111	17,616	4,557	—	25,284
Amounts Due (To) From
Subsidiaries	138,882	50,271	—	(189,153)	—
Investment in Subsidiaries	609,825	120	(119)	(609,826)	—

Total Assets	$919,879	$619,917	$336,559	$(798,979)	$1,077,376

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$217	$16,700	$25,090	$—	$42,007
Accrued liabilities	30,015	46,471	24,662	—	101,148
Credit facilities	—	—	2,301	—	2,301
Current maturities of
long-term debt	30,000	—	913	—	30,913
Federal and foreign
income taxes	(73)	133	4,209	—	4,269

Total Current Liabilities	60,159	63,304	57,175	—	180,638

Long-Term Debt, Net	215,340	—	1,867	—	217,207
Deferred Income Taxes	30,944	(9)	15,001	—	45,936
Other Liabilities	10,153	11,056	6,555	—	27,764
Minority Interest	—	—	2,548	—	2,548
Amounts Due To (From)
Subsidiaries	—	—	186,151	(186,151)	—
Shareholders’ Equity	603,283	545,566	67,262	(612,828)	603,283

Total Liabilities and
Shareholders’ Equity	$919,879	$619,917	$336,559	$(798,979)	$1,077,376

Condensed Consolidating Statement of Operations for the three month period ended July 29, 2005.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$144,356	$69,612	$(4,095)	$209,873
Cost of Sales	—	100,845	47,430	(4,095)	144,180

	—	43,511	22,182	—	65,693

Expenses
Selling, general
and administrative	—	22,286	11,248	—	33,534
Research, development
and engineering	—	4,721	6,282	—	11,003

Total Expenses	—	27,007	17,530	—	44,537

Operating Earnings From
Continuing Operations	—	16,504	4,652	—	21,156

Other expense	—	59	213	—	272
Interest income	(3,994)	(690)	(709)	4,206	(1,187)
Interest expense	4,592	1,042	3,226	(4,206)	4,654

Other Expense, Net	598	411	2,730	—	3,739

Income (Loss) From Continuing
Operations Before Taxes	(598)	16,093	1,922	—	17,417
Income Tax Expense (Benefit)	(273)	3,075	326	—	3,128

Income (Loss) From
Continuing Operations
Before Minority Interest	(325)	13,018	1,596	—	14,289

Minority Interest	—	—	(122)	—	(122)

Income (Loss) From
Continuing Operations	(325)	13,018	1,474	—	14,167

Income From Discontinued
Operations, Net of Tax	—	3	—	—	3
Equity in Net Income of
Consolidated Subsidiaries	14,495	—	—	(14,495)	—

Net Income (Loss)	$14,170	$13,021	$1,474	$(14,495)	$14,170

Condensed Consolidating Statement of Operations for the nine month period ended July 29, 2005.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$410,850	$213,458	$(13,051)	$611,257
Cost of Sales	—	288,009	143,968	(13,051)	418,926

	—	122,841	69,490	—	192,331

Expenses
Selling, general
and administrative	—	64,189	35,110	—	99,299
Research, development
and engineering	—	12,443	17,673	—	30,116

Total Expenses	—	76,632	52,783	—	129,415

Operating Earnings From
Continuing Operations	—	46,209	16,707	—	62,916

Other expense	50	75	213	—	338
Interest income	(11,574)	(2,386)	(1,983)	13,196	(2,747)
Interest expense	13,573	3,607	9,449	(13,196)	13,433

Other Expense, Net	2,049	1,296	7,679	—	11,024

Income (Loss) From Continuing
Operations Before Taxes	(2,049)	44,913	9,028	—	51,892
Income Tax Expense (Benefit)	(699)	11,534	2,412	—	13,247

Income (Loss) From
Continuing Operations
Before Minority Interest	(1,350)	33,379	6,616	—	38,645

Minority Interest	—	—	(170)		(170)

Income (Loss) From
Continuing Operations	(1,350)	33,379	6,446	—	38,475

Income From Discontinued
Operations, Net of Tax	—	6,968	—	—	6,968
Equity in Net Income of
Consolidated Subsidiaries	46,793	—	—	(46,793)	—

Net Income (Loss)	$45,443	$40,347	$6,446	$(46,793)	$45,443

Condensed Consolidating Statement of Cash Flows for the nine month period ended July 29, 2005.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows Provided (Used)
by Operating Activities
Net earnings (loss)	$45,443	$40,347	$6,446	$(46,793)	$45,443
Minority interest	—	—	170	—	170
Depreciation & amortization	—	16,557	10,251	—	26,808
Deferred income taxes	3,843	(61)	(3,613)	—	169
Gain on sale of discontinued
operations	—	(9,456)	—	—	(9,456)
Loss on sale of building	—	59	—	—	59
Working capital changes, net of
effect of acquisitions
Accounts receivable	1,718	2,804	(7,250)	—	(2,728)
Inventories	—	(12,693)	(4,935)	—	(17,628)
Prepaid expenses	164	(777)	2,904	—	2,291
Other current assets	147	—	—	—	147
Accounts payable	(303)	(539)	5,827	—	4,985
Accrued liabilities	1,109	509	252	—	1,870
Federal & foreign income taxes	(3,069)	58	1,024	—	(1,987)
Other liabilities	5,870	(1,991)	(4,807)	—	(928)
Other, net	(321)	(5,541)	3,370	—	(2,492)

	54,601	29,276	9,639	(46,793)	46,723

Cash Flows Provided (Used)
by Investing Activities
Purchases of capital assets	(325)	(10,119)	(4,477)	—	(14,921)
Proceeds from sale of
discontinued operations	—	21,421	—	—	21,421
Proceeds from sale of building	—	2,319	—	—	2,319
Escrow deposit	(4,207)	—	—	—	(4,207)
Proceeds from sale of
capital assets	61	727	277	—	1,065
Purchase of short-term investments	(75,205)	—	—	—	(75,205)
Acquisitions of businesses, net	—	(33,088)		—	(33,088)

	(79,676)	(18,740)	(4,200)	—	(102,616)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows Provided (Used)
by Financing Actitivies
Proceeds provided by stock
issuance under employee
stock plans	6,055	—	—	—	6,055
Proceeds provided by sale
of common stock	108,490	—	—	—	108,490
Net change in credit facilities	(5,000)	—	443	—	(4,557)
Repayment of long-term debt	(1,429)	(57)	(321)	—	(1,807)
Investment in subsidiaries	(50,601)	(9,827)	13,635	46,793	—

	57,515	(9,884)	13,757	46,793	108,181

Effect of Foreign Exchange
Rates on Cash	—	84	(1,512)	—	(1,428)

Net Increase in Cash
and Cash Equivalents	32,440	736	17,684	—	50,860
Cash and Cash Equivalents
– Beginning of Year	6,859	2,353	20,267	—	29,479

Cash and Cash Equivalents
– End of Year	$39,299	$3,089	$37,951	$—	$80,339

Condensed Consolidating Balance Sheet as of October 29, 2004.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets

Current Assets
Cash and cash equivalents	$6,859	$2,353	$20,267	$—	$29,479
Cash in escrow	8,511	—	—	—	8,511
Accounts receivable, net	2,221	83,115	46,870	—	132,206
Inventories	—	76,168	42,886	—	119,054
Deferred income tax benefits	38,115	—	(17,131)	—	20,984
Prepaid expenses	353	3,598	5,490	—	9,441
Other current assets	147	288	—	—	435

Total Current Assets	56,206	165,522	98,382	—	320,110

Property, Plant & Equipment, Net	2,369	99,360	43,406	—	145,135
Goodwill	—	175,607	72,210	—	247,817
Intangibles, Net	141	77,160	92,575	—	169,876
Debt Issuance Costs, Net	5,818	—	—	—	5,818
Deferred Income Tax Benefits	11,216	—	—	—	11,216
Other Assets	9,780	18,309	4,772	—	32,861
Amounts Due (To) From
Subsidiaries	145,244	41,074	—	(186,318)	—
Investment in Subsidiaries	565,336	—	92	(565,428)	—

Total Assets	$796,110	$577,032	$311,437	$(751,746)	$932,833

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$520	$16,814	$20,533	$—	$37,867
Accrued liabilities	29,880	41,466	25,692	—	97,038
Credit facilities	5,000	—	1,977	—	6,977
Current maturities of
long-term debt	—	50	981	—	1,031
Federal and foreign
income taxes	2,996	75	3,607	—	6,678

Total Current Liabilities	38,396	58,405	52,790	—	149,591

Long-Term Debt, Net	246,769	7	2,280	—	249,056
Deferred Income Taxes	43,149	—	294	—	43,443
Other Liabilities	9,283	13,840	6,729	—	29,852
Amounts Due To (From)
Subsidiaries	—	—	184,094	(184,094)	—
Minority Interest	—	—	2,378	—	2,378
Shareholders’ Equity	458,513	504,780	62,872	(567,652)	458,513

Total Liabilities and
Shareholders’ Equity	$796,110	$577,032	$311,437	$(751,746)	$932,833

Condensed Consolidating Statement of Operations for the three month period ended July 30, 2004.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$112,200	$35,499	$(275)	$147,424
Cost of Sales	—	79,328	22,509	(275)	101,562

	—	32,872	12,990	—	45,862

Expenses
Selling, general
and administrative	—	17,784	8,150	—	25,934
Research, development
and engineering	—	2,651	3,264	—	5,915

Total Expenses	—	20,435	11,414	—	31,849

Operating Earnings From
Continuing Operations	—	12,437	1,576	—	14,013

Other expense	—	1	—	—	1
Interest income	(1,504)	(628)	(212)	1,894	(450)
Interest expense	4,334	626	1,344	(1,894)	4,410

Other (Income) Expense, Net	2,830	(1)	1,132	—	3,961

Income (Loss) From Continuing
Operations Before Taxes	(2,830)	12,438	444	—	10,052
Income Tax Expense (Benefit)	(836)	3,683	132	—	2,979

Income (Loss) From
Continuing Operations	(1,994)	8,755	312	—	7,073

Income From Discontinued
Operations, Net of Tax	—	576	—	—	576
Equity in Net Income of
Consolidated Subsidiaries	9,643	—	—	(9,643)	—

Net Income (Loss)	$7,649	$9,331	$312	$(9,643)	$7,649

Condensed Consolidating Statement of Operations for the nine month period ended July 30, 2004.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$325,909	$98,091	$(736)	$423,264
Cost of Sales	—	228,966	61,996	(736)	290,226

	—	96,943	36,095	—	133,038

Expenses
Selling, general
and administrative	—	54,781	27,040	—	81,821
Research, development
and engineering	—	7,077	10,276	—	17,353

Total Expenses	—	61,858	37,316	—	99,174

Operating Earnings (Loss) From
Continuing Operations	—	35,085	(1,221)	—	33,864

Other (income) expense	—	(577)	3	—	(574)
Interest income	(4,476)	(1,886)	(352)	5,667	(1,047)
Interest expense	12,629	1,876	4,027	(5,667)	12,865

Other (Income) Expense, Net	8,153	(587)	3,678	—	11,244

Income (Loss) From Continuing
Operations Before Taxes	(8,153)	35,672	(4,899)	—	22,620
Income Tax Expense (Benefit)	(2,406)	8,742	(1,445)	—	4,891

Income (Loss) From
Continuing Operations	(5,747)	26,930	(3,454)	—	17,729

Income From Discontinued
Operations, Net of Tax	—	1,710	—	—	1,710
Equity in Net Income of
Consolidated Subsidiaries	25,186	—	—	(25,186)	—

Net Income (Loss)	$19,439	$28,640	$(3,454)	$(25,186)	$19,439

Condensed Consolidating Statement of Cash Flows for the nine month period ended July 30, 2004.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows Provided (Used)
by Operating Activities
Net earnings (loss)	$19,439	$28,640	$(3,454)	$(25,186)	$19,439
Depreciation & amortization	—	18,399	5,842	—	24,241
Deferred income taxes	203	(1)	72	—	274
Gain on sale of land	—	(577)	—	—	(577)
Working capital changes, net of
effect of acquisitions
Accounts receivable	(91)	4,497	1,645	—	6,051
Inventories	—	(6,503)	(1,908)	—	(8,411)
Prepaid expenses	73	139	(820)	—	(608)
Accounts payable	(121)	98	705	—	682
Accrued liabilities	(4,464)	(3,898)	1,747	—	(6,615)
Federal & foreign income taxes	4,124	(102)	(483)	—	3,539
Other, net	(234)	(1,411)	1,918	—	273

	18,929	39,281	5,264	(25,186)	38,288

Cash Flows Provided (Used)
by Investing Activities
Purchases of capital assets	(399)	(15,416)	(1,788)	—	(17,603)
Proceeds from sale of land	—	1,179	—	—	1,179
Proceeds from sale of
capital assets	23	273	113	—	409
Proceeds from sale of
short-term investments	12,797	—	—	—	12,797
Acquisitions of businesses, net	—	(6,633)	(249)	—	(6,882)

	12,421	(20,597)	(1,924)	—	(10,100)

Cash Flows Provided (Used)
by Financing Activities
Proceeds provided by stock
issuance under employee
stock plans	3,550	—	—	—	3,550
Debt issuance costs	(268)	—	—	—	(268)
Net change in credit facilities	—	—	329	—	329
Repayment of long-term debt	(29,615)	(57)	(319)	—	(29,991)
Investment in subsidiaries	(9,514)	(21,048)	5,376	25,186	—

	(35,847)	(21,105)	5,386	25,186	(26,380)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Effect of Foreign Exchange
Rates on Cash	(742)	12	(1,594)	—	(2,324)

Net Increase (Decrease) in Cash
and Cash Equivalents	(5,239)	(2,409)	7,132	—	(516)
Cash and Cash Equivalents
– Beginning of Year	109,834	3,030	18,499	—	131,363

Cash and Cash Equivalents
– End of Year	$104,595	$621	$25,631	$—	$130,847

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate our businesses in three segments: Avionics & Controls, Sensors & Systems and Advanced Materials. We serve primarily aerospace and defense customers with manufactured products such as high-end technology interface systems for commercial and military aircraft, and similar devices for land- and sea-based military vehicles; secure communication systems, specialized medical equipment and industrial applications; sensors and components for propulsion and guidance systems; and high-performance elastomers and other complex materials. We are concentrating our efforts to selectively expand our capabilities in markets for these products.

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

On June 3, 2005, the Company acquired all of the outstanding capital stock of Palomar Products, Inc. (Palomar), a $25 million (estimated annual sales) California-based manufacturer of secure military communications products, for approximately $29 million in cash, including the estimated change in net equity value from December 31, 2004 to closing. A purchase price adjustment is payable to the seller contingent upon achievement of financial results through December 31, 2005, as described in the Stock Purchase Agreement. Palomar’s products extend the Company’s avionics and controls product lines.

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

Results of Continuing Operations

Three Month Period Ended July 29, 2005 Compared to Three Month Period Ended July 30, 2004

Sales for the third fiscal quarter increased 42.4% when compared with the prior-year period. Sales by segment were as follows:

(In thousands)

		Three Months Ended
	Incr./(Decr.) from prior year period	July 29, 2005	July 30, 2004
Avionics & Controls	37.5%	$66,990	$48,705
Sensors & Systems	93.7%	80,953	41,788
Advanced Materials	8.8%	61,930	56,931

Total Net Sales		$$209,873	$147,424

The 37.5% increase in Avionics & Controls reflected incremental sales from the Leach Holding Corporation (Leach) medical unit acquisition in the fourth fiscal quarter of 2004 and increased sales volumes of aftermarket spares, cockpit control and display products, and software services. The increase in control products sales reflected comparatively lower sales in the prior-year period as a result of a relocation and subsequent consolidation of two facilities into one new facility. These sales increases were partially offset by a decrease in sales of technology interface systems for land-based vehicles.

The 93.7% increase in sales of Sensors & Systems principally reflected $33.1 million in incremental sales from the Leach acquisition supplemented by enhanced sales of temperature and pressure sensors, and motion control distribution sales to the British Ministry of Defence (British MoD) as well as increased sales volumes of aftermarket products.

The 8.8% increase in Advanced Materials reflected higher sales of chaff countermeasure devices and elastomer sales to defense and aerospace customers. These increases were partially offset by lower sales of combustible ordnance due to reduced U.S. Army requirements.

Overall, for the third quarter of fiscal 2005, gross margin as a percentage of sales was 31.3% compared with 31.1% for the third quarter of fiscal 2004. Avionics & Controls segment gross margin was 34.3% and 33.9% for the third fiscal quarter of 2005 and 2004, respectively. Avionics & Controls gross margin increased from the prior-year period due to a higher mix of aftermarket spares and cockpit control and display products sales. Additionally, gross margin in the prior-year period reflected plant relocations and consolidation of facilities. Mason Electric Co. and Janco Corporation moved from their respective facilities to one new facility. This move required more time to execute than originally anticipated, resulting in higher than expected moving expenses, operating inefficiencies and delayed shipments. The segment gross margin was partially offset by increased volumes of lower margin medical equipment sales. Sensors & Systems segment gross margin was 33.9% and 37.2% for the third fiscal quarter of 2005 and 2004, respectively. Sensors & Systems gross margin declined from the prior-year period as a result of a higher sales mix of electrical power switching, control and data communication devices sold by Leach. Leach products have a lower gross margin than other units included in the Sensors & Systems segment. Additionally, the decrease in gross margin in Sensors & Systems reflected lower sales volumes of higher margin motion control products in the third fiscal quarter of 2005 compared to the prior-year period. Advanced Materials segment gross margin was 24.6% and 24.3% for the third fiscal quarter of 2005 and 2004, respectively. Lower sales volumes of combustible ordnance and incremental start-up costs on certain flare countermeasure devices were offset by improved gross margins at our elastomer material and metal finishing operations. Comparing the third fiscal quarter of 2005 and the prior-year period, our elastomer material gross margins were favorably impacted by lower integration and workers compensation expenses and higher sales volumes to aerospace customers, resulting in an increased recovery of fixed expenses. In the prior-year period, our elastomer material operations were negatively impacted by certain operational inefficiencies from integrating acquired businesses, which resulted in higher labor costs. Improved gross margins at our metal finishing operations reflected an improved recovery of fixed expenses due to higher sales and increased selling prices.

Selling, general and administrative expenses (which include corporate expenses) totaled $33.5 million and $25.9 million for the third fiscal quarter of 2005 and 2004, respectively, or 16.0% of sales for the third fiscal quarter of 2005 compared with 17.6% for the prior-year period. The overall increase in the amount of selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses as a result of the Leach acquisition. The decrease in selling, general and administrative expenses as a percentage of sales principally reflected higher sales volumes without a proportional increase in the expense during the current fiscal quarter. These selling, general and administrative expenses are typically fixed.

Research, development and engineering expenses were $11.0 million, or 5.2% of sales, for the third fiscal quarter of 2005 compared with $5.9 million, or 4.0% of sales, for the third fiscal quarter of 2004. The increase in research, development and engineering spending principally reflected a $700,000 increase in our Avionics & Controls segment and a $4.3 million increase in our Sensors & Systems segment, reflecting the requirement to fund development for new programs for our OEM customers and the acquisition of Leach in the fourth quarter of fiscal 2004.

Segment earnings (operating earnings excluding corporate expenses) for the third fiscal quarter of 2005 totaled $27.4 million, compared with $18.1 million for the third fiscal quarter in 2004. Avionics & Controls segment earnings were $10.2 million for the third fiscal quarter of 2005 compared with $7.2 million for the third fiscal quarter of 2004, principally reflecting the strong sales and results from our cockpit control and display operations. These results were partially offset by weaker earnings from our medical equipment operations. Additionally, prior-year period Avionics & Controls earnings were adversely impacted by relocating and consolidating facilities. Sensors & Systems segment earnings were $9.2 million for the third quarter of fiscal 2005 compared with $3.4 million for the third quarter of fiscal 2004. The increase in Sensors & Systems earnings from the prior-year period reflected incremental earnings from the Leach acquisition and stronger earnings from our temperature and pressure sensors operations driven by increased aftermarket spares sales. Advanced Materials segment earnings were $8.0 million for the third fiscal quarter of 2005 compared with $7.4 million for the third fiscal quarter of 2004. Advanced Materials earnings were enhanced by increased earnings at our elastomer material and metal finishing units, reflecting strong demand from aerospace customers and lower operating expenses. Earnings at our combustible ordnance and countermeasure operations were impacted by production inefficiencies on new countermeasure flare products and higher operating expenses.

Interest expense for the third quarter of 2005 was $4.7 million compared with $4.4 million for the third fiscal quarter of 2004.

The effective income tax rate for the third fiscal quarter of 2005 was 29.4% (before a $2.0 million reduction of previously estimated tax liabilities), compared with 29.6% for the third fiscal quarter of 2004. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits. The $2.0 million reduction of estimated tax liabilities in the third fiscal quarter of 2005 was due to the expiration of the statute of limitations and adjustments resulting from a reconciliation of U.S. and non-U.S. tax returns to the provision for income taxes.

New orders for the third fiscal quarter of 2005 were $223.0 million compared with $148.0 million for the same period in 2004. The increase in orders reflected the Leach and Palomar acquisitions, the timing of receiving countermeasure orders and increased cockpit control and display, and elastomer material orders.

Nine Month Period Ended July 29, 2005 Compared to Nine Month Period Ended July 30, 2004

Year-to-date sales increased 44.4% when compared with the prior-year period. Sales by segment were as follows:

(In thousands)

		Nine Months Ended
	Incr./(Decr.) from prior year period	July 29, 2005	July 30, 2004
Avionics & Controls	30.9%	$192,835	$147,313
Sensors & Systems	106.4%	239,868	116,212
Advanced Materials	11.8%	178,554	159,739

Total Net Sales		$611,257	$423,264

The 30.9% increase in sales of Avionics & Controls reflected incremental sales from the Leach medical unit acquisition, increased sales volumes of cockpit control and display products and software services. These increases were partially offset by lower sales of technology interface systems for land-based military vehicles.

The 106.4% increase in sales of Sensors & Systems principally reflected $95.3 million in incremental sales from the Leach acquisition, enhanced sales of temperature and pressure sensors and motion control distribution sales to the British MoD as well as increased sales volumes of aftermarket products. The increase also reflected a stronger euro relative to the U.S. dollar, as the average exchange rate from the euro to the U.S. dollar increased from 1.22 in the first nine months of fiscal 2004 to 1.29 in the first nine months of fiscal 2005.

The 11.8% increase in Advanced Materials reflected higher sales of elastomer material and countermeasure devices and increased sales at our metal finishing unit. These increases in sales were partially offset by lower sales of our combustible ordnance due to reduced requirements from the U.S. Army and a delay of flare shipments as a result of a competitor’s request for a re-analysis of the award which was subsequently denied by the U.S. government.

Overall, gross margin as a percentage of sales was 31.5% for the first nine months of fiscal 2005 compared with 31.4% for the first nine months of fiscal 2004. Avionics & Controls segment gross margin was 33.2% and 33.6% for the first nine months of fiscal 2005 and 2004, respectively. Avionics & Controls gross margin decreased from the prior-year period due to a higher mix of medical equipment sales. Sensors & Systems segment gross margin was 34.7% and 37.5% for the first nine months of fiscal 2005 and 2004, respectively. Sensors & Systems gross margin decreased from the prior-year period, reflecting a sales mix of lower margin sales from the Leach acquisition and motion control products, partially offset by greater aftermarket spares sales. Advanced Materials segment gross margin was 25.3% and 25.0% for the first nine months of fiscal 2005 and 2004, respectively. Advanced Materials gross margin increased when compared with the prior-year period, reflecting higher sales volume of elastomer material to aerospace customers, lower acquisition integration expenses, production efficiencies and lower workers compensation expense. The increase in Advanced Materials gross margin was partially offset by lower gross margin at our combustible ordnance operations due to lower sales volumes. Additionally, gross margin at our countermeasure operations declined due to incremental start-up costs on certain flare countermeasure devices and a delay in shipments resulting from a protest by a competitor.

Selling, general and administrative expenses (which include corporate expenses) totaled $99.3 million and $81.8 million for the first nine months of fiscal 2005 and 2004, respectively, or 16.2% of sales for the first nine months of fiscal 2005 compared with 19.3% for the prior-year period. The overall increase in the amount of selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses as a result of the Leach acquisition. The decrease in selling, general and administrative expense as a percentage of sales principally reflected $4.5 million in severance expense in our Sensors & Systems segment incurred in the prior-year period and higher sales volumes without a proportional increase in the expense during the nine months ended July 29, 2005. These selling, general and administrative expenses are typically fixed.

Research, development and engineering expenses were $30.1 million, or 4.9% of sales, for the first nine months of fiscal 2005 compared with $17.4 million, or 4.1% of sales, for the first nine months of fiscal 2004. The increase in research, development and engineering spending principally reflected a $2.0 million increase in our Avionics & Controls segment and a $10.7 million increase in our Sensors & Systems segment, reflecting the requirement to fund development for new programs for our OEM customers and the acquisition of Leach in the fourth quarter of fiscal 2004.

Segment earnings (operating earnings excluding corporate expenses) for the first nine months of fiscal 2005 totaled $79.3 million compared with $46.2 million for the prior-year period. Avionics & Controls earnings were $28.9 million for the first nine months of fiscal 2005 compared with $22.7 million in the prior-year period and principally reflected increased earnings from higher sales to the aftermarket, OEM customers and incremental earnings from the AVISTA acquisition. These results were partially offset by weaker earnings from our medical equipment operations. Additionally, prior-year period Avionics & Controls earnings were adversely impacted by the relocation and consolidation of facilities. Sensors & Systems segment earnings were $26.9 million for the first nine months of fiscal 2005 compared with $4.3 million in the prior-year period. The increase in Sensors & Systems earnings from the prior-year period reflected incremental earnings from the Leach acquisition, higher sales volumes and lower operating expenses. The decrease in operating expenses compared with the prior-year period reflected $4.5 million in severance and legal costs incurred in the first fiscal quarter of 2004. Sensors & Systems earnings also reflected the impact of a weaker U.S. dollar relative to the euro on U.S. dollar-denominated sales and euro-based operating expenses. Advanced Materials earnings were $23.5 million for the first nine months of fiscal 2005 compared with $19.2 million for the prior-year period. Advanced Materials earnings reflected higher sales and earnings from our elastomer and metal finishing operations. Advanced Materials earnings were negatively impacted by lower sales and earnings at our combustible ordnance operations, and higher operating expenses at our flare countermeasure operations.

Interest expense for the first nine months of fiscal 2005 was $13.4 million compared with $12.9 million for the prior-year period.

The effective income tax rate for the first nine months of fiscal 2005 was 29.4% (before a $2.0 million reduction of previously estimated tax liabilities) compared with 30.0% (before a $1.9 million reduction of previously estimated tax liabilities) for the prior-year period. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits. The $2.0 million reduction of previously estimated tax liabilities in the first nine months of fiscal 2005 was due to the expiration of the statute of limitations and adjustments resulting from a reconciliation of U.S. and non-U.S. tax returns to the provision for income taxes. The $1.9 million reduction of previously estimated tax liabilities in the first nine months of fiscal 2004 was a result of receiving a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service covering the audit of research and development tax credits for fiscal years 1997 through 1999. Due to the NOPA and the expectation of a similar result for fiscal years 2000 through 2003, we revised our estimated liability for income taxes as of January 30, 2004.

During the first fiscal quarter of 2004, we sold land in Coachella, California, for cash and recorded a gain on sale of $577,000, which is included in other income.

New orders for the first nine months of fiscal 2005 were $690.2 million compared with $452.9 million for the same period in fiscal 2004. Backlog at July 29, 2005 was $502.7 million compared with $324.2 million at July 30, 2004. The increase in backlog principally reflected the Leach and Palomar acquisitions and the timing of receiving countermeasure orders. Approximately $301.3 million in backlog is scheduled for delivery after fiscal 2005. Most orders in backlog are subject to cancellation until delivery.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments at July 29, 2005 totaled $155.5 million, an increase of $126.1 million from October 29, 2004. Net working capital increased to $288.2 million at July 29, 2005 from $170.5 million at October 29, 2004. Sources of cash flows from operating activities principally consist of cash received from the sale of products offset by cash payments for material, labor and operating expenses. Cash flows from operating activities were $46.7 million and $38.3 million in the first nine months of fiscal 2005 and 2004, respectively. The increase principally reflected higher net earnings, partially offset by increased inventory purchases and a $4.7 million contribution to the U.S. pension plan maintained by Leach. The net increase in cash flows used by investing activities principally reflected increased purchases of short-term investments, the net proceeds from the sale of Fluid Regulators of $21.4 million, a $3.3 million purchase price adjustment payable to the seller of AVISTA, a $5.0 million acquisition payment for Leach paid from cash in escrow and a $24.7 million payment for the acquisition of Palomar in the third fiscal quarter of 2005. The increased purchases of short-term investments during the first nine months of fiscal 2005 include the reclassification of approximately $34.0 million of short-term investments from cash and cash equivalents at April 29, 2005. Cash flows used by investing activities in the prior-year period included the $6.5 million acquisition of AVISTA. The increase in cash provided by financing activities principally reflected the net proceeds of $108.5 million from our public offering of 3.7 million shares of common stock completed on November 24, 2004, partially offset by the repayment of $30 million of the 1999 Senior Notes in accordance with their terms in the prior-year period.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $22.0 million during fiscal 2005, compared with $22.1 million expended in fiscal 2004. Capital expenditures for the first nine months of 2005 totaled $14.9 million, primarily for machinery and equipment and enhancements to information systems.

Total debt at July 29, 2005 was $250.4 million and consisted of $175.0 million of Senior Subordinated Notes, $70.0 million of 1999 Senior Notes and $5.4 million of various foreign currency debt agreements, including capital lease obligations. The Senior Subordinated Notes mature June 15, 2013, bear interest at 7.75% and contain covenants, including restrictions on incurrence of additional debt in certain circumstances, repurchase of our common stock, declaration of dividends, retirement or redemption of subordinated debt, creation of liens and certain asset dispositions. We are in compliance with these covenants and do not view the restrictions as limiting our planned activities. In September 2003 we entered into an interest rate swap agreement on $75.0 million of our Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed rate for a variable interest rate on $75.0 million of the $175.0 million principal amount outstanding. The 1999 Senior Notes have maturities ranging from November 2005 to 2008 and interest rates from 6.4% to 6.77%. We have a U.S. dollar credit facility totaling up to $60,000,000 of borrowing capacity. The facility is secured by substantially all of our assets. The credit agreement for the facility contains customary covenants, including but not limited to, restrictions on liens, making certain investments in third parties, capital expenditures, incurrence of additional indebtedness, repurchase of our common stock, declaration of dividends and certain asset dispositions. In addition, the credit agreement requires that we meet certain financial covenants, including a maximum leverage ratio, a fixed charge coverage ratio, a total debt to capitalization ratio and a minimum tangible net worth. As of July 29, 2005, we were in compliance with these covenants under the credit facility. We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through July 2006. In addition, we believe that we have adequate access to capital markets to fund future acquisitions.

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

Item 4.           Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 29, 2005. Based upon that evaluation, they concluded as of July 29, 2005 that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

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

Item 5.           Other

On June 2, 2005, our Board of Directors approved, based on the Compensation Committee’s recommendation, increasing the amount of the annual equity retainer paid to non-employee directors from $10,000 to $45,000, payable in fully paid shares of Esterline common stock issued pursuant to the terms of the Esterline Amended and Restated Non-Employee Directors’ Stock Compensation Plan, and eliminating the payment by Esterline of federal income taxes imposed on the non-employee directors with respect to annual equity retainer.

Item 6.	Exhibits

	10	.16k*	Esterline Technologies Corporation Long Term Incentive Plan.

	11		Schedule setting forth computation of basic and diluted earnings per common share for the three and nine month periods ended July 29, 2005 and July 30, 2004.

	31.1		Certification of Chief Executive Officer.

	31.2		Certification of Chief Financial Officer.

	32.1		Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2		Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION (Registrant)

Dated: September 2, 2005	By:	/s/ Robert D. George
Robert D. George Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)