Form 10-K/A
period 2004-10-29
ESTERLINE TECHNOLOGIES CORP
filed 2005-12-30
CIK 33619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 29, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☑ Yes ☐ No

     As of December 30, 2005, 25,355,344 shares of the Registrant’s common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of April 29, 2005 was $812,980,803 (based upon the closing sales price of $32.32 per share).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Annual Report to Shareholders for fiscal year ended October 29, 2004 — Parts I, II and IV.
Portions of Definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders, to be held on March 2, 2005 — Part III.
Explanatory Note
Esterline is filing this Amendment No. 1 to Form 10-K/A to reflect the restatement of its financial statements for the three fiscal years in the period ended October 29, 2004. Please see Note 2 to the Consolidated Financial Statements for specific information related to the restatement.
Esterline has historically accounted for stock option grants as fixed awards in accordance with Accounting Principles Board No. 25 (APB No. 25) and disclosed in the footnotes to the financial statements the expense based upon the fair value of stock options under Statement of Financial Accounting Standards No. 123 (Statement No. 123). During our 2005 year-end closing process, we determined that certain stock option grants required variable rather than fixed accounting treatment under APB No. 25, because grantees were permitted to exercise options by surrendering shares subject to the grant to pay for the exercise price and statutory withholding. As a result, we determined on December 8, 2005, the need to restate our financial statements in the annual report on Form 10-K for the fiscal year ended October 29, 2004 and in the quarterly reports on Form 10-Q for the periods ended January 28, 2005, April 29, 2005, and July 29, 2005. All information contained in this Amendment is as of the original filing date of the Form 10-K for the fiscal year ended October 29, 2004 and does not reflect any subsequent information or events other than the restatement of financial information referred to above. Forward looking statements have not been updated for events or operations subsequent to January 6, 2005.
This Amendment includes changes to Items 5, 6, 7 and 8 in Part II and Exhibits 11, 12.1 and 13 (which is incorporated by reference into the foregoing Items in Part II) and updates to the signature page, the Exhibit Index referenced in Item 15 of Part IV and Exhibits 23, 31.1, 31.2, 32.1 and 32.2.
All information contained in this Amendment is as of the original filing date of the Form 10-K for the fiscal year ended October 29, 2004 and does not reflect any subsequent information or events other than as described above. We are not required to update and have not updated the forward-looking statements previously included in the Form 10-K filed on January 6, 2005 for events or operations subsequent to January 6, 2005.

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
Our strategy is to maintain a leadership position in niche markets for the development and manufacture of highly engineered products that are essential to our customers. We are concentrating our efforts to expand selectively our capabilities in these markets, to anticipate the global needs of our customers and to respond to such needs with comprehensive solutions. Our current business and strategic growth plan focuses on the continuous development of these products in three key technology segments — avionics and controls, sensors and systems, and specialized high-performance elastomers and other complex materials, principally for aerospace and defense markets. Our products are often mission-critical equipment, which have been designed into particular military and commercial platforms and in certain cases can only be replaced by products of other manufacturers following a formal certification process.
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
Effective the beginning of fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement No. 142). As a result, we are required to test both acquired goodwill and other indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the market value is less than the book value of goodwill, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, we have accumulated $247.8 million of goodwill, and have $22.5 million of indefinite-lived intangible assets, out of total assets of $935.3 million at October 29, 2004. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.
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

Item 2. Properties
The following table summarizes our properties that are greater than 50,000 square feet, including identification of the business segment, as of October 29, 2004:

			Approximate	Owned
			Square	or
Location	Type of Facility	Business Segment	Footage	Leased
Brea, CA	Office, Plant & Warehouse	Advanced Materials	429,000	Owned
East Camden, AR	Office & Plant	Advanced Materials	175,000	Leased
Seattle, WA	Office & Plant	Avionics & Controls	200,000	Leased
Coachella, CA	Office & Plant	Advanced Materials	112,000	Owned
Buena Park, CA	Office & Plant	Sensors & Systems	110,000	Owned
Bourges, France	Office & Plant	Sensors & Systems	109,000	Leased
Farnborough, U.K.	Office & Plant	Sensors & Systems	105,000	Leased
Sylmar, CA	Office & Plant	Avionics & Controls	96,000	Leased
Kent, WA	Office & Plant	Advanced Materials	93,000	Owned
Valencia, CA	Office & Plant	Advanced Materials	88,000	Owned
Coeur d’Alene, ID	Office & Plant	Avionics & Controls	88,000	Leased
Taunton, MA	Office & Plant	Advanced Materials	85,000	Leased
Santa Fe Springs, CA	Office & Plant	Advanced Materials	81,000	Leased
London, U.K.	Office & Plant	Sensors & Systems	70,000	Leased
Tijuana, Mexico	Office & Plant	Sensors & Systems	61,000	Leased
Norwich, NY	Office & Plant	Sensors & Systems	57,000	Owned
Painesville, OH	Office & Plant	Sensors & Systems	50,000	Owned
Lillington, NC	Office & Plant	Advanced Materials	50,000	Leased
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
We hereby incorporate by reference the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Other Information as to Directors — Board and Board Committees,” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 2, 2005.
(b) Executive Officers.
Information regarding our executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrant.”
Item 11. Executive Compensation
We hereby incorporate by reference the information set forth under “Other Information as to Directors — Director Compensation,” “Executive Compensation,” “Compensation Committee Report,” and “Common Stock Price Performance Graph,” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 2, 2005.

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

Equity Compensation Plan Information
Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in the first column)
Equity compensation plans approved by security holders	1,438,000	$18.34	822,627	[1,2]

Equity compensation plans not approved by security holders	—	—	—

Total	1,438,000	$18.34	822,627

[1]	Of these shares, 186,187 shares are available for purchase under the 2002 Employee Stock Purchase Plan, 575,250 are available for grant under the Company’s 2004 Equity Incentive Plan and 61,190 are available for grant under the Non-Employee Directors’ Stock Compensation Plan, as of the end of the Company’s last completed fiscal year.

[2]	Pursuant to the Non-Employee Directors’ Stock Compensation Plan, each of the Company’s non-employee directors will receive an automatic grant of shares of Common Stock not subject to any restriction on the date of each annual shareholders meeting with an aggregate market value of $10,000 based on the closing price of the Common Stock on that date.
We hereby incorporate by reference the information with respect to stock ownership set forth under “Security Ownership of Certain Beneficial Owners and Management” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 2, 2005.
Item 13. Certain Relationships and Related Transactions
None.
Item 14. Independent Registered Public Accounting Firm Fees and Services
We hereby incorporate the information set forth under “Independent Registered Public Accounting Firm Fees and Services” in the definitive form of the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders, to be held on March 2, 2005.

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)(1) Financial Statements.
The following consolidated financial statements, together with the report thereon of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated December 10, 2004, appearing in the Company’s Annual Report to Shareholders for the fiscal year ended October 29, 2004.

Annual Report
Reference
Consolidated Statement of Operations — Fiscal years 2004, 2003, and 2002	*

Consolidated Balance Sheet — October 29, 2004 and October 31, 2003	*

Consolidated Statement of Cash Flows — Fiscal years 2004, 2003, and 2002	*

Consolidated Statement of Shareholders’ Equity and Comprehensive Income — Fiscal years 2004, 2003, and 2002	*

Notes to Consolidated Financial Statements — October 29, 2004	*

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	*

*	Incorporated by reference to the Annual Report to Shareholders for the fiscal year ended October 29, 2004. The Annual Report is included as Exhibit 13 to this report.
Refer also to Part II, Item 8 — Financial Statements and Supplementary Data for additional information.
(a)(2) Financial Statement Schedules.
The following consolidated financial statement schedule of the Company is included as follows:
Schedule II — Valuation and Qualifying Accounts, see page 33.
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
(Principal Financial Officer)
Dated: December 30, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert W. Cremin	Chairman, President and	December 30, 2005

(Robert W. Cremin)	Chief Executive Officer (Principal Executive Officer)	Date

/s/ Robert D. George	Vice President,	December 30, 2005

(Robert D. George)	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	Date

/s/ Gary J. Posner	Corporate Controller and	December 30, 2005

(Gary J. Posner)	Chief Accounting Officer (Principal Accounting Officer)	Date

/s/ Lewis E. Burns	Director	December 30, 2005

(Lewis E. Burns)		Date

/s/ Ross J. Centanni	Director	December 30, 2005

(Ross J. Centanni)		Date

/s/ John F. Clearman	Director	December 30, 2005

(John F. Clearman)		Date

/s/ Robert S. Cline	Director	December 30, 2005

(Robert S. Cline)		Date

/s/ Anthony P. Franceschini	Director	December 30, 2005

(Anthony P. Franceschini)		Date

/s/ Charles R. Larson	Director	December 30, 2005

(Charles R. Larson)		Date

/s/ Jerry D. Leitman	Director	December 30, 2005

(Jerry D. Leitman)		Date

/s/ James L. Pierce	Director	December 30, 2005

(James L. Pierce)		Date

Exhibit
Number	Exhibit

2	Agreement and Plan of Merger dated as of July 8, 2004, among Esterline Technologies Corporation, Esterline Technologies Holdings Limited, Esterline Acquisition Sub, Inc., Leach Holding Corporation and Robert Sires. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 8, 2004 [Commission File Number 1-6357].)

3.1	Restated Certificate of Incorporation, dated June 6, 2002. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2002 [Commission File Number 1-6357].)

3.2	By-laws of the Company, as amended and restated December 4, 2003 (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2004 [Commission File Number 1-6357].)

4.1	Rights Agreement dated as of December 11, 2002, between Esterline Technologies Corporation and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designation of Series B Serial Preferred Stock, as Exhibit B the Form of Rights of Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 4.1 to Esterline Technologies Corporation’s Registration Statement on Form 8-A, as amended, filed on December 12, 2002 [Commission File Number 1-6357].)

4.2	Indenture relating to Esterline Technologies Corporation’s 7.75% Senior Subordinated Notes due 2013, dated as of June 11, 2003. (Incorporated by reference to Exhibit 4.1 to Esterline Technologies Corporation’s Form 10-Q for the quarter ended August 1, 2003 [Commission File Number 1-6357].)

4.3	Form of Exchange Note. (Incorporated by reference to Exhibit 4.3 to Esterline Technologies Corporation Form S-4, as amended, filed on September 30, 2003 [Commission File Number 333-109325].)

10.1	Registration Rights Agreement among Esterline Technologies Corporation, its domestic subsidiaries listed on Schedule 1 thereto and Wachovia Securities, Inc., dated June 11, 2003. (Incorporated by reference to Exhibit 10.1 to 10-Q for fiscal quarter ended August 1, 2003 [Commission File Number 1-6357].)

10.2	Credit Agreement, dated as of June 11, 2003, among Esterline Technologies Corporation, the financial institutions referred to therein and Wachovia Bank, National Association, as Administrative and Collateral Agent. (Incorporated by reference to Exhibit 10.2 to 10-Q for the third quarter ended August 1, 2003 [Commission File Number 1-6357].)

Exhibit
Number	Exhibit

10.4	Industrial Lease dated July 17, 1984, between 901 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 901 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1991 [Commission File Number 1-6357].)

10.4a	Fourth Amendment dated July 27, 1994, to Industrial Lease dated July 17, 1984 between Houg Family Partnership, as successor to 901 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.4a to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1994 [Commission File Number 1-6357].)

10.5	Industrial Lease dated July 17, 1984, between 801 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 801 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1991 [Commission File Number 1-6357].)

10.5a	Fourth Amendment dated March 28, 1994, to Industrial Lease dated July 17, 1984, between Michael Maloney and the Bancroft & Maloney general partnership, as successor to 801 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.5a to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1994 [Commission File Number 1-6357].)

10.10*	Compensation of Directors. (Incorporated by reference to first paragraph under “Other Information as to Directors” in the definitive form of the Company’s Proxy Statement, relating to its 2005 Annual Meeting of Shareholders to be held on March 2, 2005, and to be filed with the Securities and Exchange Commission and the New York Stock Exchange.

10.13*	Amended and Restated 1987 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Registration Statement of Form S-8 [No. 33-52851] filed March 28, 1994.)

10.15*	Esterline Corporation Supplemental Retirement Income Plan for Key Executives. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1989 [Commission File Number 1-6357].)

Exhibit
Number	Exhibit

10.16j*	Esterline Technologies Corporation Long-Term Incentive Compensation Plan, fiscal years 2000-2004. (Incorporated by reference to Exhibit 10.16j to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2004 [Commission File Number 1-6357].)

10.19*	Executive Officer Termination Protection Agreement. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1992 [Commission File Number 1-6357].)

10.19a*	Amendment A to the Executive Officer Termination Protection Agreement, effective June 8, 2000. (Incorporated by reference to Exhibit 10.19a to the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2000 [Commission File Number 1-6357].)

10.20j*	Esterline Technologies Corporation FY04 Annual Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.20j to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2004 [Commission File Number 1-6357].)

10.22	Real Property Lease and Sublease, dated June 28, 1996, between 810 Dexter L.L.C. and Korry Electronics Co. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996 [Commission File Number 1-6357].)

10.24*	Esterline Technologies Corporation Amended and Restated 1997 Stock Option Plan. (Incorporated by reference to Annex B in the definitive form of the Company’s Proxy Statement, relating to its 2003 Annual Meeting of Shareholders held on March 5, 2003, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 2003 [Commission File Number 1-6357].)

10.25	Property lease between Slibail Immobilier and Norbail Immobilier and Auxitrol S.A., dated April 29, 1997, relating to the manufacturing facility of Auxitrol at 5, allée Charles Pathé, 18941 Bourges Cedex 9, France, effective on the construction completed date (December 5, 1997). (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 [Commission File Number 1-6357].)

10.26	Industrial and build-to-suit purchase and sale agreement between The Newhall Land and Farming Company, Esterline Technologies Corporation and TA Mfg. Co., dated February 13, 1997 including Amendments. The agreement is for land and building located at 28065 West Franklin Parkway, Valencia, CA 91384, effective upon acceptance of construction completion (May 12, 1998). (Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1998 [Commission File Number 1-6357].)

Exhibit
Number	Exhibit

10.27	Note Purchase Agreement between Esterline Technologies Corporation and various life insurance companies for Senior Notes maturing in fiscal 2004-2009. (Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1999 [Commission File Number 1-6357].)

10.28*	Executive Retirement Agreement between Esterline Technologies Corporation and Wendell P. Hurlbut dated January 19, 1999. (Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1999 [Commission File Number 1-6357].)

10.30	Counterpart Underlease, dated January 4, 1993, between Openment Limited and Muirhead Vactric Components Limited, relating to premises located at Oakfield Road, Penge in the London Borough of Bromley. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2000 [Commission File Number 1-6357].)

10.31	Lease Agreement, dated as of February 27, 1998, between Glacier Partners and Advanced Input Devices, Inc., Lease Amendment #1, dated February 27, 1998. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2000 [Commission File Number 1-6357].)

10.33*	Esterline Technologies Corporation 2002 Employee Stock Purchase Plan. (Incorporated by reference to Annex B in the definitive form of the Company’s Proxy Statement, relating to its 2002 Annual Meeting of Shareholders held on March 5, 2002, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 2002 [Commission File Number 1-6357].)

10.34	Lease Agreement, dated as of August 6, 2003, by and between the Prudential Insurance Company of America and Mason Electric Co., relating to premises located at Sylmar, California. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 [Commission File Number 1-6357].)

10.35	Occupation Lease of Buildings known as Phases 3 and 4 on the Solartron Site at Victoria Road, Farnborough, Hampshire between J Sainsbury Developments Limited and Weston Aerospace Limited, dated July 21, 2000. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 [Commission File Number 1-6357].)

10.36*	Esterline Technologies Corporation 2004 Equity Incentive Plan. (Incorporated by reference to Annex B in the definitive form of the Company’s Proxy Statement, relating to its 2004 Annual Meeting of Shareholders held on March 3, 2004, filed with the Securities and Exchange Commission and the New York Stock Exchange on February 3, 2004 [Commission File Number 1-6357].)

Exhibit
Number	Exhibit

10.37	Lease Agreement dated as of March 19, 1969, as amended, between Leach Corporation and Gin Gor Ju, Trustee of Ju Family Trust, relating to premises located in Orange County. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2004 [Commission File Number 1-63571].) †

11	Schedule setting forth computation of earnings per share for the five fiscal years ended October 29, 2004.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

13	Portions of the Annual Report to Shareholders for the fiscal year ended October 29, 2004, incorporated by reference herein.

21	List of subsidiaries. †

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

†	Previously filed.

ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at	Charged		Balance
	Beginning	to Costs		at End
Description	of Year	and Expenses	Deductions	of Year
Reserve for Doubtful Accounts Receivable
Fiscal Years
2004	$2,669	$1,294	$(276)[1]	$3,687

2003	$2,700	$741	$(772)[1]	$2,669

2002	$2,447	$1,327	$(1,074)[2]	$2,700

[1]	Uncollectible accounts written off, net of recoveries.

[2]	Uncollectible accounts written off, net of recoveries, of $364 and the reclassification of the reserve for doubtful accounts receivable to net assets of discontinued operations of $710.