Form 10-Q/A
period 2005-01-28
ESTERLINE TECHNOLOGIES CORP
filed 2006-01-06
CIK 33619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1
FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐                               No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑                               No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                               No ☑
As of January 4, 2006, 25,355,344 shares of the issuer’s common stock were outstanding.

Explanatory Note
Esterline is filing this Amendment No. 1 to Form 10-Q/A to reflect the restatement of its financial statements for the three month periods ended January 28, 2005. Please see Note 5 to the Consolidated Financial Statements for specific information related to the restatement.
Esterline has historically accounted for stock option grants as fixed awards in accordance with Accounting Principles Board No. 25 (APB No. 25) and disclosed in the footnotes to the financial statements the expense based upon the fair value of stock options under Statement of Financial Accounting Standards No. 123 (Statement No. 123). During our 2005 year-end closing process, we determined that certain stock option grants required variable rather than fixed accounting treatment under APB No. 25, because grantees were permitted to exercise options by surrendering shares subject to the grant to pay for the exercise price and statutory withholding. As a result, we determined on December 8, 2005, the need to restate our financial statements in the annual report on Form 10-K for the fiscal year ended October 29, 2004 and in the quarterly reports on Form 10-Q for the periods ended January 28, 2005, April 29, 2005, and July 29, 2005. All information contained in this Amendment is as of the original filing date of the Form 10-Q for the three month periods ended January 28, 2005 and does not reflect any subsequent information or events other than the restatement of financial information referred to above. Forward looking statements have not been updated for events or operations subsequent to March 4, 2005.
This Amendment includes changes to Items 1 and 2 in Part I and Exhibit 11 and updates to the signature page, the Exhibit Index referenced in Item 6 of Part II and Exhibits 31.1, 31.2, 32.1 and 32.2.
All information contained in this Amendment is as of the original filing date of the Form 10-Q for the three month periods ended January 28, 2005 and does not reflect any subsequent information or events other than as described above. We are not required to update and have not updated the forward-looking statements previously included in the Form 10-Q filed on March 4, 2005 for events or operations subsequent to March 4, 2005.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of January 28, 2005 and October 29, 2004
(In thousands, except share amounts)

	January 28,	October 29,
	2005	2004
	(Restated)	(Restated)
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$153,312	$29,479
Cash in escrow	13,570	8,511
Short-term investments	8,820	—
Accounts receivable, net of allowances of $3,881 and $2,669	119,615	132,206
Inventories
Raw materials and purchased parts	64,390	58,736
Work in process	43,817	43,326
Finished goods	17,988	16,992

	126,195	119,054

Deferred income tax benefits	23,518	23,499
Prepaid expenses	8,416	9,441
Other current assets	288	435

Total Current Assets	453,734	322,625

Property, Plant and Equipment	271,479	275,437
Accumulated depreciation	130,584	130,302

	140,895	145,135

Other Non-Current Assets
Goodwill	245,860	247,817
Intangibles, net	169,360	169,876
Debt issuance costs, net of accumulated amortization of $1,096 and $928	5,650	5,818
Deferred income tax benefits	10,601	11,216
Other assets	27,857	32,861

	$1,053,957	$935,348

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of January 28, 2005 and October 29, 2004
(In thousands, except share amounts)

	January 28,	October 29,
	2005	2004
	(Restated)	(Restated)
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$39,970	$37,867
Accrued liabilities	87,394	97,038
Credit facilities	3,871	6,977
Current maturities of long-term debt	30,984	1,031
Federal and foreign income taxes	7,096	6,678

Total Current Liabilities	169,315	149,591

Long-Term Liabilities
Long-term debt, net of current maturities	218,709	249,056
Deferred income taxes	45,307	43,443
Other liabilities	25,607	29,852

Commitments and Contingencies	—	—

Minority Interest	2,391	2,378

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 25,073,811 and 21,319,698 shares	5,015	4,264
Additional paid-in capital	253,105	144,879
Retained earnings	304,954	287,344
Accumulated other comprehensive income	29,554	24,541

Total Shareholders’ Equity	592,628	461,028

	$1,053,957	$935,348

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Month Periods Ended January 28, 2005 and January 30, 2004
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	January 28,	January 30,
	2005	2004
	(Restated)	(Restated)
Net Sales	$190,243	$129,454
Cost of Sales	131,692	90,774

	58,551	38,680
Expenses
Selling, general & administrative	30,887	32,301
Research, development & engineering	9,247	5,423

Total Expenses	40,134	37,724

Operating Earnings From Continuing Operations	18,417	956

Other (income) expense	38	(556)
Interest income	(535)	(313)
Interest expense	4,682	4,292

Other Expense, Net	4,185	3,423

Income (Loss) From Continuing Operations Before Income Taxes	14,232	(2,467)
Income Tax Expense (Benefit)	4,024	(2,581)

Income From Continuing Operations Before Minority Interest	10,208	114
Minority Interest	(13)	—

Income From Continuing Operations	10,195	114

Income From Discontinued Operations, Net of Tax	7,415	292

Net Earnings	$17,610	$406

Earnings Per Share — Basic:
Continuing operations	$.42	$.01
Discontinued operations	.31	.01

Earnings per share — basic	$.73	$.02

Earnings Per Share — Diluted:
Continuing operations	$.42	$.01
Discontinued operations	.30	.01

Earnings per share — diluted	$.72	$.02

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Month Periods Ended January 28, 2005 and January 30, 2004
(Unaudited)
(In thousands)

	Three Months Ended
	January 28,	January 30,
	2005	2004
	(Restated)	(Restated)
Cash Flows Provided (Used) by Operating Activities
Net earnings	$17,610	$406
Minority interest	13	—
Depreciation and amortization	9,801	7,682
Deferred income taxes	2,110	1,121
Stock–based compensation	(702)	2,172
Gain on sale of land	—	(557)
Gain on sale of discontinued operation	(9,771)	—
Working capital changes, net of effect of acquisitions
Accounts receivable	12,068	15,828
Inventories	(8,430)	(1,024)
Prepaid expense	1,168	(556)
Accounts payable	1,672	(3,197)
Accrued liabilities	(15,500)	(8,218)
Federal and foreign income taxes	343	(5,321)
Other liabilities	627	—
Other, net	(943)	(5,026)

	10,066	3,310

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(4,021)	(5,170)
Proceeds from sale of land	—	1,159
Proceeds from sale of discontinued operation	23,700	—
Escrow deposit	—	—
Capital dispositions	123	385
Purchase of short-term investments	(8,820)	—
Sale of short-term investments	—	5,021
Acquisitions of businesses, net of cash acquired	(3,346)	(6,593)

	7,636	(5,198)

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Month Periods Ended January 28, 2005 and January 30, 2004
(Unaudited)
(In thousands)

	Three Months Ended
	January 28,	January 30,
	2005	2004
	(Restated)	(Restated)
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	649	651
Proceeds provided by sale of common stock	109,030	—
Debt and other issuance costs	—	(125)
Net change in credit facilities	(3,078)	540
Repayment of long-term obligations	(452)	(29,044)

	106,149	(27,978)

Effect of Foreign Exchange Rates on Cash	(18)	6,004

Net Increase (Decrease) in Cash and Cash Equivalents	123,833	(23,862)

Cash and Cash Equivalents — Beginning of Period	29,479	131,363

Cash and Cash Equivalents — End of Period	$153,312	$107,501

Supplemental Cash Flow Information
Cash Paid for Interest	$8,394	$9,185
Cash Paid for Taxes	4,716	1,376

ESTERLINE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 28, 2005 and January 30, 2004
1.	The consolidated balance sheet as of January 28, 2005, the consolidated statement of operations for the three month periods ended January 28, 2005 and January 30, 2004, and the consolidated statement of cash flows for the three month periods ended January 28, 2005 and January 30, 2004 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 29, 2004 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q/A.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options. The weighted average number of shares outstanding used to compute basic earnings per share was 24,034,000 and 21,099,000 for the first fiscal quarter in 2005 and 2004, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 24,421,000 and 21,436,000 for the first fiscal quarter in 2005 and 2004, respectively.

5.	Restatement of Stock Option Accounting

The Company has restated its financial statements to account for the Company’s non-qualified stock option plan using variable accounting because grantees were permitted to exercise stock options by surrendering stock under the grant to pay for the exercise price and statutory taxes. The Company previously accounted for these stock option grants as fixed awards under APB No. 25. As a result, the Company recorded additional stock-based compensation expense under the variable method of accounting and the related income tax adjustments. These adjustments are reflected in the financial statements with the cumulative adjustment at October 31, 2003 resulting in an increase in additional paid in capital of

$21.0 million, a decrease of retained earnings of $18.8 million and increase in deferred income taxes of $2.2 million.

A summary of the significant effects of the restatement for the three months ended in the period ended January 28, 2005 and January 30, 2004 follows:

(In thousands, except per share amounts)

	Three Months Ended		Three Months Ended
	January 28, 2005		January 30, 2004
	As	As	As	As
	Reported	Restated	Reported	Restated
Selling, General and Administrative Expenses	$31,589	$30,887	$30,129	$32,301
Income From Continuing Operations	9,753	10,195	1,586	114
Net Income	17,168	17,610	1,878	406

Earnings Per Share — Basic
Continuing operations	$.41	$.42	$.08	$.01
Earnings per share — basic	.71	.73	.09	.02

Earnings Per Share — Diluted
Continuing operations	$.40	$.42	$.08	$.01
Earnings per share — diluted	.70	.72	.09	.02

Deferred Income Tax Benefits	$21,364	$23,518	$13,524	$15,901
Shareholders’ Equity	590,474	592,628	408,568	410,945
6.	In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement No. 123R), which is effective for public companies for interim or annual periods beginning after June 15, 2005. Management intends to comply with the standard at the beginning of the first fiscal quarter of 2006; however, management does not believe that the impact would be materially different from the pro forma disclosures under Note 10.

7.	The Company’s comprehensive income is as follows:

(In thousands)	Three Months Ended
	January 28,	January 30,
	2005	2004
	(Restated)	(Restated)
Net Earnings	$17,610	$406
Change in Fair Value of Derivative Financial Instruments, Net of Tax	823	660
Foreign Currency Translation Adjustment	4,190	10,987

Comprehensive Income	$22,623	$12,053

8.	On January 28, 2005, the Company completed the sale of the outstanding stock of its wholly owned subsidiary Fluid Regulators Corporation (Fluid Regulators), which was included in the Company’s Sensors & Systems segment, for approximately $23.7 million. As a result of the sale, the Company recorded a gain of $7.2 million, net of tax of $2.5 million in the first fiscal quarter of 2005. Sales and net earnings were $3.4 million and $0.2 million, respectively, during the first fiscal quarter of 2005 and $3.1 million and $0.3 million, respectively, during the first fiscal quarter of 2004.

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

9.	The effective tax rate for the first fiscal quarter of 2005 was 28.3% compared with 31.7% for the prior year period. The first fiscal quarter of 2004 rate was before a $1.8 million reduction of previously estimated tax liabilities. The effective tax rate differed from the statutory rate in the first fiscal quarter in 2005 and 2004, as both periods benefited from various tax credits. The first fiscal quarter in 2005 also benefited from certain foreign interest expense deductions. On February 4, 2004, the Company received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service covering the audit of research and development tax credits for fiscal years 1997 through 1999. As a result of the NOPA and the expectation of a similar result for fiscal years 2000 through 2003, management revised the Company’s estimated liability for income taxes during the first fiscal quarter of 2004. As noted above, the revision resulted in the $1.8 million reduction of previously estimated tax liabilities.

10.	The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock option and employee stock purchase plans, which does not require income statement recognition of options granted at the market price on the date of issuance. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123):

(In thousands, except per share amounts)	Three Months Ended
	January 28,	January 30,
	2005	2004
	(Restated)	(Restated)
Net earnings, as reported	$17,610	$406
Stock-based compensation costs net of income tax included in net earnings as reported	(454)	1,446
Stock-based compensation costs net of income tax under the fair value method of accounting	(441)	(418)

Pro forma net earnings	$16,715	$1,434

Basic earnings per share, as reported	$.73	$.02
Add (Deduct): FAS 123 Adjustment	(.03)	.05

Pro forma basic earnings per share	$.70	$.07

Diluted earnings per share, as reported	$.72	$.02
Add (Deduct): FAS 123 Adjustment	(.04)	.05

Pro forma diluted earnings per share	$.68	$.07

11.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and U.S. and non-U.S. plans maintained by Leach Holding Corporation. Components of periodic pension cost consisted of the following:

(In thousands)	Three Months Ended
	January 28,	January 30,
	2005	2004
Components of Net Periodic Pension Cost
Service cost	$1,068	$906
Interest cost	2,356	1,729
Expected return on plan assets	(2,955)	(2,236)
Amortization of prior service cost	4	4
Amortization of actuarial loss	170	148

Net Periodic Cost	$643	$551

12.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended
	January 28,	January 30,
	2005	2004
	(Restated)	(Restated)
Sales
Avionics & Controls	$60,855	$46,316
Sensors & Systems	74,374	34,652
Advanced Materials	54,564	48,398
Other	450	88

Total Sales	$190,243	$129,454

Income from Continuing Operations
Avionics & Controls	$9,399	$6,334
Sensors & Systems	6,397	(4,402)
Advanced Materials	6,481	3,639
Other	181	(181)

Segment Earnings	22,458	5,390

Corporate expense	(4,041)	(4,434)
Other income (expense)	(38)	556
Interest income	535	313
Interest expense	(4,682)	(4,292)

	$14,232	$(2,467)

13.	On August 27, 2004, the Company acquired all of the outstanding capital stock of Leach Holding Corporation (Leach), a $119 million (sales) manufacturer of electrical power switching control and data communication devices for the aerospace industry for approximately $145.0 million (approximately $147.0 million including acquisition costs) before an adjustment for the change in working capital from December 31, 2003 to closing, pursuant to an Agreement and Plan of Merger dated as of July 8, 2004. Leach also manufactures medical diagnostic, therapeutic and patient monitoring devices, and analytical, optical and biosensor instruments for medical, laboratory and industrial applications. The acquisition was funded with available cash and a draw on the Company’s credit facility. The acquisition expands the Company’s capabilities in providing solutions to its customers’ power distribution and diagnostic monitoring requirements. The aerospace business is included in the Sensors & Systems segment and the medical business is included in the Avionics & Controls segment.

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

14.	On November 24, 2004, the Company completed a public offering of 3.7 million shares of common stock, including shares sold under the underwriters’ over-allotment option, priced at $31.25 per share, generating net proceeds of approximately $109 million, of which $5.0 million was used to pay off existing credit facilities. The funds provide additional financial resources for acquisitions and general corporate purposes. During the first fiscal quarters of 2005 and 2004, the Company issued 74,115 and 101,117 shares, respectively, under its employee stock plans.

15.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of January 28, 2005, and October 29, 2004, and for the applicable periods ended January 28, 2005, and January 30, 2004, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Senior Subordinated Notes which include Advanced Input Devices, Inc., Amtech Automated Manufacturing Technology, Angus Electronics Co., Armtec Countermeasures Co., Armtec Defense Products Co., Auxitrol Co., AVISTA, Incorporated, Boyar-Schultz Corporation, BVR Technologies Co., Equipment Sales Co., EA Technologies Corporation, Esterline Technologies Holdings Limited, H.A. Sales Co., Hauser Inc., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., Norwich Aero Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., Surftech Finishes Co., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Auxitrol S.A., Auxitrol Technologies S.A., Auxitrol Asia PTE Ltd., Esterline Technologies DK Aps (Denmark), Esterline Technologies Ltd. (England), Esterline Technologies Ltd. (Hong Kong), Excellon Europa GmbH, Excellon France S.A.R.L., Guizhou Leach-Tianyi Aviation Electrical Company Ltd. (China), Leach International Asia-Pacific Ltd. (Hong Kong), Leach International Europe S.A. (France), Leach International Germany GmbH (Germany), Leach International Mexico S. de R.L. de C.V. (Mexico), Leach International U.K. (England), LRE Technologies Partner GmbH (Germany), Muirhead Aerospace Ltd., Norcroft Dynamics Ltd., Pressure Systems International Ltd., Weston Aero Ltd. (England), and Weston Aerospace Ltd. (England). The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies and have fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes.

Condensed Consolidating Balance Sheet as of January 28, 2005.
(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets

Current Assets
Cash and cash equivalents	$123,138	$1,964	$28,210	$—	$153,312
Cash in escrow	13,570	—	—	—	13,570
Short-term investments	8,820	—	—	—	8,820
Accounts receivable, net	1,198	70,906	47,511	—	119,615
Inventories	—	80,163	46,032	—	126,195
Deferred income tax benefits	40,864	—	(17,346)	—	23,518
Prepaid expenses	272	4,240	3,904	—	8,416
Other current assets	—	288	—	—	288

Total Current Assets	187,862	157,561	108,311	—	453,734

Property, Plant & Equipment, Net	2,271	95,904	42,720	—	140,895
Goodwill	—	171,917	73,943	—	245,860
Intangibles, Net	141	75,708	93,511	—	169,360
Debt Issuance Costs, Net	5,650	—	—	—	5,650
Deferred Income Tax Benefits	10,601	—	—	—	10,601
Other Assets	4,762	18,335	4,760	—	27,857
Amounts Due (To) From Subsidiaries	135,143	60,784	—	(195,927)	—
Investment in Subsidiaries	576,519	—	—	(576,519)	—

Total Assets	$922,949	$580,209	$323,245	$(772,446)	$1,053,957

(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$2,160	$15,672	$22,138	$—	$39,970
Accrued liabilities	30,084	33,634	23,676	—	87,394
Credit facilities	—	—	3,871	—	3,871
Current maturities of long-term debt	30,000	15	969	—	30,984
Federal and foreign income taxes	1,803	76	5,217	—	7,096

Total Current Liabilities	64,047	49,397	55,871	—	169,315

Long-Term Debt, Net	216,486	—	2,223	—	218,709
Deferred Income Taxes	45,007	—	300	—	45,307
Other Liabilities	4,781	13,863	6,963	—	25,607
Amounts Due To (From) Subsidiaries	—	—	188,277	(188,277)	—
Minority Interest	—	—	2,391	—	2,391
Shareholders’ Equity	592,628	516,949	67,220	(584,169)	592,628

Total Liabilities and Shareholders’ Equity	$922,949	$580,209	$323,245	$(772,446)	$1,053,957

Condensed Consolidating Statement of Operations for the three month period ended January 28, 2005.
(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$—	$125,780	$68,318	$(3,855)	$190,243
Cost of Sales	—	89,784	45,763	(3,855)	131,692

	—	35,996	22,555	—	58,551

Expenses
Selling, general and administrative	—	18,558	12,329	—	30,887
Research, development and engineering	—	3,531	5,716	—	9,247

Total Expenses	—	22,089	18,045	—	40,134

Operating Earnings from Continuing Operations	—	13,907	4,510	—	18,417

Other expense	—	—	38	—	38
Interest income	(3,553)	(1,125)	(608)	4,751	(535)
Interest expense	4,489	1,532	3,412	(4,751)	4,682

Other Expense, Net	936	407	2,842	—	4,185

Income (Loss) from Continuing Operations Before Taxes	(936)	13,500	1,668	—	14,232
Income Tax Expense (Benefit)	(261)	3,868	417	—	4,024

Income (Loss) From Continuing Operations Before Minority Interest	(675)	9,632	1,251	—	10,208
Minority Interest	—	—	(13)	—	(13)

Income (Loss) From Continuing Operations	(675)	9,632	1,238	—	10,195

Income From Discontinued Operations, Net of Tax	—	7,415	—	—	7,415
Equity in Net Income of Consolidated Subsidiaries	18,285	—	—	(18,285)	—

Net Income (Loss)	$17,610	$17,047	$1,238	$(18,285)	$17,610

Condensed Consolidating Statement of Cash Flows for the three month period ended January 28, 2005.
(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$17,610	$17,047	$1,238	$(18,285)	$17,610
Minority interest	—	—	13	—	13
Depreciation & amortization	—	5,524	4,277	—	9,801
Deferred income taxes	2,239	—	(129)	—	2,110
Stock-based compensation	—	(533)	(169)	—	(702)
Gain on sale of discontinued operation	—	(9,771)	—	—	(9,771)
Working capital changes, net of effect of acquisitions
Accounts receivable	1,023	10,546	499	—	12,068
Inventories	—	(6,174)	(2,256)	—	(8,430)
Prepaid expenses	81	(708)	1,795	—	1,168
Accounts payable	1,640	(1,142)	1,174	—	1,672
Accrued liabilities	(4,855)	(8,029)	(2,616)	—	(15,500)
Federal & foreign income taxes	(1,193)	1	1,535	—	343
Other liabilities	498	23	106	—	627
Other, net	27	(49)	(921)	—	(943)

	17,070	6,735	4,546	(18,285)	10,066

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(10)	(3,061)	(950)	—	(4,021)
Proceeds from sale of discontinued operation	—	23,700	—	—	23,700
Capital dispositions	5	28	90	—	123
Purchase of short-term investments	(8,820)	—	—	—	(8,820)
Acquisitions of businesses, net	—	(3,346)	—	—	(3,346)

	(8,825)	17,321	(860)	—	7,636

(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	649	—	—	—	649
Proceeds provided by sale of common stock	109,030	—	—	—	109,030
Net change in credit facilities	(5,000)	—	1,922	—	(3,078)
Repayment of long-term debt	(283)	(42)	(127)	—	(452)
Investment in subsidiaries	3,975	(24,369)	2,109	18,285	—

	108,371	(24,411)	3,904	18,285	106,149

Effect of foreign exchange rates on cash	(337)	(34)	353	—	(18)

Net increase (decrease) in cash and cash equivalents	116,279	(389)	7,943	—	123,833
Cash and cash equivalents — beginning of year	6,859	2,353	20,267	—	29,479

Cash and cash equivalents — end of year	$123,138	$1,964	$28,210	$—	$153,312

Condensed Consolidating Balance Sheet as of October 29, 2004.
(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets

Current Assets
Cash and cash equivalents	$6,859	$2,353	$20,267	$—	$29,479
Cash in escrow	8,511	—	—	—	8,511
Accounts receivable, net	2,221	83,115	46,870	—	132,206
Inventories	—	76,168	42,886	—	119,054
Deferred income tax benefits	40,630	—	(17,131)	—	23,499
Prepaid expenses	353	3,598	5,490	—	9,441
Other current assets	147	288	—	—	435

Total Current Assets	58,721	165,522	98,382	—	322,625

Property, Plant & Equipment, Net	2,369	99,360	43,406	—	145,135
Goodwill	—	175,607	72,210	—	247,817
Intangibles, Net	141	77,160	92,575	—	169,876
Debt Issuance Costs, Net	5,818	—	—	—	5,818
Deferred Income Tax Benefits	11,216	—	—	—	11,216
Other Assets	9,780	18,309	4,772	—	32,861
Amounts Due To/From Subsidiaries	152,346	36,188	—	(188,534)	—
Investment in Subsidiaries	558,234	—	92	(558,326)	—

Total Assets	$798,625	$572,146	$311,437	$(746,860)	$935,348

(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$520	$16,814	$20,533	$—	$37,867
Accrued liabilities	29,880	41,466	25,692	—	97,038
Credit facilities	5,000	—	1,977	—	6,977
Current maturities of long-term debt	—	50	981	—	1,031
Federal and foreign income taxes	2,996	75	3,607	—	6,678

Total Current Liabilities	38,396	58,405	52,790	—	149,591

Long-Term Debt, Net	246,769	7	2,280	—	249,056
Deferred Income Taxes	43,149	—	294	—	43,443
Other Liabilities	9,283	13,840	6,729	—	29,852
Amounts Due To (From) Subsidiaries	—	—	186,310	(186,310)	—
Minority Interest	—	—	2,378	—	2,378
Shareholders’ Equity	461,028	499,894	60,656	(560,550)	461,028

Total Liabilities and Shareholders’ Equity	$798,625	$572,146	$311,437	$(746,860)	$935,348

Condensed Consolidating Statement of Operations for the three month period ended January 30, 2004.
(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$—	$100,205	$29,486	$(237)	$129,454
Cost of Sales	—	71,449	19,562	(237)	90,774

	—	28,756	9,924	—	38,680

Expenses
Selling, general and administrative	—	19,680	12,621	—	32,301
Research, development and engineering	—	2,024	3,399	—	5,423

Total Expenses	—	21,704	16,020	—	37,724

Operating Earnings from Continuing Operations	—	7,052	(6,096)	—	956

Other (income) expense	—	(558)	2	—	(556)
Interest income	(1,477)	(630)	(84)	1,878	(313)
Interest expense	4,217	625	1,328	(1,878)	4,292

Other (Income) Expense, Net	2,740	(563)	1,246	—	3,423

Income (Loss) from Continuing Operations Before Taxes	(2,740)	7,615	(7,342)	—	(2,467)
Income Tax Expense (Benefit)	(740)	(3)	(1,838)	—	(2,581)

Income (Loss) From Continuing Operations	(2,000)	7,618	(5,504)	—	114

Income From Discontinued Operations, Net of Tax	—	292	—	—	292
Equity in Net Income of Consolidated Subsidiaries	2,406	—	—	(2,406)	—

Net Income (Loss)	$406	$7,910	$(5,504)	$(2,406)	$406

Condensed Consolidating Statement of Cash Flows for the three month period ended January 30, 2004.
(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$406	$7,910	$(5,504)	$(2,406)	$406
Depreciation & amortization	—	5,755	1,927	—	7,682
Deferred income taxes	1,047	—	74	—	1,121
Stock-based compensation	—	1,629	543	—	2,172
Gain on sale of land	—	(557)	—	—	(557)
Working capital changes, net of effect of acquisitions
Accounts receivable	(71)	11,449	4,450	—	15,828
Inventories	—	(803)	(221)	—	(1,024)
Prepaid expenses	22	(575)	(3)	—	(556)
Accounts payable	(122)	(1,493)	(1,582)	—	(3,197)
Accrued liabilities	(2,202)	(9,416)	3,400	—	(8,218)
Federal & foreign income taxes	(2,593)	(17)	(2,711)	—	(5,321)
Other, net	(780)	807	(5,053)	—	(5,026)

	(4,293)	14,689	(4,680)	(2,406)	3,310

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(217)	(4,360)	(593)	—	(5,170)
Proceeds from sale of land	—	1,159	—	—	1,159
Escrow deposit	—	—	—	—	—
Capital dispositions	40	213	132	—	385
Sale of short-term investments	5,021	—	—	—	5,021
Acquisitions of businesses, net	—	(6,593)	—	—	(6,593)

	4,844	(9,581)	(461)	—	(5,198)

(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	651	—	—	—	651
Debt issuance costs	(125)	—	—	—	(125)
Net change in credit facilities	—	—	540	—	540
Repayment of long-term debt	(28,904)	(21)	(119)	—	(29,044)
Investment in subsidiaries	(1,792)	(3,255)	2,641	2,406	—

	(30,170)	(3,276)	3,062	2,406	(27,978)

Effect of foreign exchange rates on cash	21	16	5,967	—	6,004

Net increase (decrease) in cash and cash equivalents	(29,598)	1,848	3,888	—	(23,862)
Cash and cash equivalents — beginning of year	109,834	3,030	18,499	—	131,363

Cash and cash equivalents — end of year	$80,236	$4,878	$22,387	$—	$107,501

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Results of Continuing Operations
Three Month Period Ended January 28, 2005 Compared with Three Month Period Ended January 30, 2004
Sales for the first fiscal quarter increased 47.0% when compared with the prior-year period. Sales by segment were as follows:

	Incr./(Decr.)	Three Months Ended
	from prior	January 28,	January 30,
(In thousands)	year period	2005	2004
Avionics & Controls	31.4%	$60,855	$46,316
Sensors & Systems	114.6%	74,374	34,652
Advanced Materials	12.7%	54,564	48,398
Other	411.4%	450	88

Total Net Sales		$190,243	$129,454

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
Overall, for the first fiscal quarter of 2005, gross margin as a percentage of sales was 30.8% compared with 29.9% for the first fiscal quarter of 2004. Avionics & Controls segment gross margin was 31.4% and 32.4% for the first fiscal quarter of 2005 and 2004, respectively, reflecting a higher mix of medical equipment sales due to the Leach medical unit acquisition. Sensors & Systems segment gross margin was 34.7% and 35.0% for the first quarter of fiscal 2005 and 2004, respectively. Sensors & Systems gross margin declined from the prior-year period due to a higher mix of electrical power switching, control and data communication devices due to the Leach acquisition and the effect of a weaker U.S. dollar compared with the euro on U.S. dollar-denominated sales and euro-denominated cost of sales. Advanced Materials segment gross margin was 24.2% and 23.7% for the first quarter of fiscal 2005 and 2004, respectively. Advanced Materials gross margin increased when compared with the prior-year period, reflecting stronger sales of higher margin precision clamping components. Additionally, factory overhead expenses decreased at our elastomer operations, reflecting the expense of integrating acquired businesses in the prior-year period. Combustible ordnance gross margins decreased when compared with the prior-year period due to lower sales volumes, which resulted in reduced recovery of fixed factory overhead. Additionally, gross margins on countermeasure flares decreased, reflecting increased material and development costs on certain new programs.
Selling, general and administrative expenses (which include corporate expenses) totaled $30.9 million and $32.3 million for the first fiscal quarter of 2005 and 2004, respectively, or 16.2% of sales for the first fiscal quarter of 2005 compared with 25.0% for the prior-year period. Selling general and administrative expenses include stock option income of $0.7 million in the first fiscal quarter of 2005 and a $2.2 million of stock option expense in the first fiscal quarter of 2004, which are non-cash charges or income resulting from mark-to-market adjustments under the variable method of accounting. The decrease in selling, general and administrative expenses as a percentage of sales principally reflected $4.5 million in severance expense in our Sensors & Systems segment incurred in the prior-year period and higher sales volumes without a proportional increase in the expense during the current fiscal quarter. These selling, general and administrative expenses are typically fixed. The overall increase in the amount of selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses from the Leach acquisition.
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
Segment earnings (operating earnings excluding corporate expenses) for the first fiscal quarter of 2005 totaled $22.5 million, compared with $5.4 million for the first fiscal quarter in 2004. Avionics & Controls segment earnings were $9.4 million for the first fiscal quarter of 2005 compared with $6.3 million for the first fiscal quarter of 2004, principally reflecting incremental earnings from the Leach medical unit acquisition and increased earnings at our AVISTA unit. Stock option income was $0.2 million in the first fiscal quarter of 2005 and stock option expense was $0.5 million in the first fiscal quarter of 2004.
Sensors & Systems segment earnings were $6.4 million for the first fiscal quarter of 2005 compared with a $4.4 million loss for the first fiscal quarter of 2004. The increase in Sensors & Systems earnings from the prior-year period reflected incremental earnings from the Leach acquisition, higher sales volumes and lower operating expenses. The decrease in operating expenses compared with the prior-year period principally reflected $4.5 million in severance and legal costs covering 35 employees in engineering, production, quality, research and development and administration functions. In addition, nearly 20 employees elected early retirement or voluntarily resigned in the 2004 period. Stock option income was $0.1 million in the first fiscal quarter of 2005 and stock option expense was $0.4 million in the first fiscal quarter of 2004.
Advanced Materials segment earnings were $6.5 million for the first fiscal quarter of 2005 compared with $3.6 million for the first fiscal quarter of 2004. While combustible ordnance earnings were impacted by product development expense on a new flare program, earnings at our elastomer operations were enhanced by strong sales and improving gross margins. Elastomer earnings in the prior-year period were impacted by integration expenses and certain production inefficiencies, lower margin product sales and severance expense. Stock option income was $0.2 million in the first fiscal quarter of 2005 and stock option expense was $0.8 million in the first fiscal quarter of 2004.
Interest expense for the first fiscal quarter of 2005 was $4.7 million compared with $4.3 million for the first fiscal quarter of 2004.
During the first fiscal quarter of 2004, we sold land in Coachella, California, for cash and recorded a gain on sale of $557,000, which was included in other income.
The effective income tax rate for the first fiscal quarter of 2005 was 28.3% compared with 31.7% for the prior year period. The first fiscal quarter of 2004 rate was before a $1.8 million reduction of previously estimated tax liabilities. The effective tax rate differed from the statutory rate in the first fiscal quarter in 2005 and 2004, as both periods benefited from various tax credits. The first fiscal quarter in 2005 also benefited from certain foreign interest expense deductions. On February 4, 2004, we received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service covering the audit of research and development tax credits for fiscal years 1997 through 1999. As a result of the NOPA and the expectation of a similar result for fiscal years 2000 through 2003, we revised our estimated liability during the first fiscal quarter of 2004. As noted above, the revision resulted in the $1.8 million reduction of previously estimated tax liabilities.
New orders for the first fiscal quarter of 2005 were $203.9 million compared with $150.6 million for the same period in 2004, an increase of 35.4%. Backlog at January 28, 2005 was $438.2 million compared with $315.8 million at the end of the prior-year period and $424.5 million at October 29, 2004. The increase in orders and backlog principally reflects the Leach acquisition.

Liquidity and Capital Resources
Cash and cash equivalents and short-term investments at January 28, 2005 totaled $162.1 million, an increase of $132.7 million from October 29, 2004. Net working capital increased to $284.4 million at January 28, 2005 from $173.0 million at October 29, 2004. Sources of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows from operating activities were $10.1 million and $3.3 million in the first quarter of fiscal 2005 and 2004, respectively. The increase in cash flows from operating activities principally reflected higher earnings. The increase in cash flows provided by investing activities principally reflected net proceeds from the sale of Fluid Regulators of $23.7 million, partially offset by a $3.3 million purchase price adjustment payable to the seller of AVISTA and the $6.5 million acquisition of AVISTA in the first fiscal quarter of 2004. The increase in cash provided by financing activities principally reflected the net proceeds of $109.0 million from our public offering of 3.7 million shares of common stock completed on November 24, 2004, partially offset by the repayment of $30 million of the 1999 Senior Notes in accordance with terms in the prior-year period.
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
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement No. 123R), which is effective for public companies for interim or annual periods beginning after June 15, 2005. This statement will have a significant impact on our consolidated statements of operations, as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice. We intend to comply with the standard upon its effectiveness. The impact of adoption cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement

No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 9 to the Consolidated Financial Statements of Esterline Technologies in this Form 10-Q/A.
Forward-Looking Statements
This quarterly report on Form 10-Q/A contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in “Forward Looking Statements and Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended October 29, 2004, that may cause our or the industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.
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
Stock Option Grants to Executive Officers
On December 9, 2004, our named executive officers were granted stock options pursuant to the terms and conditions of our 2004 Equity Incentive Plan (Incorporated by reference to Annex B in the definitive form of the Company’s Proxy Statement, relating to its 2004 Annual Meeting of Shareholders held on March 3, 2004, filed with the Securities and Exchange Commission and the New York Stock Exchange on February 3, 2004 [Commission File Number 1-6357].) and the form of stock option agreement filed as an exhibit to this report as follows:

Number of Shares
Name	Subject to Stock Option
Robert W. Cremin	45,000
Robert D. George	12,000
Larry A. Kring	15,000
Stephen R. Larson	12,000
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
On March 1, 2005, the Compensation Committee approved the structure, including the performance objectives, for a new Long-Term Incentive Compensation Plan (the “Long-Term Plan”), in which each of our executive officers will participate. The two performance objectives upon which awards will be granted under the plan are cumulative earnings per share growth and return on invested capital. The Long-Term Plan will be administered under our 2004 Equity Incentive Plan. Awards under the Long-Term Plan will be based on a three-year performance period, except for fiscal 2005 and fiscal 2006, which will be based on one-year and two-year performance periods, respectively, in order to phase in the plan. For fiscal 2005, target award amounts to be paid if we achieve plan objectives for both performance objectives will equal 66% of base salary for our Chief Executive Officer, and from 36% to 48% of base salary for our other executive officers. No executive will receive any award if performance is below minimum plan objectives and no additional award will be paid if performance exceeds maximum plan objectives. In addition, no award paid to any executive will exceed 400% of such executive’s target award.
(c)	Stock Grant to Non-Employee Directors
On March 2, 2005, we issued 279 shares of common stock pursuant to the terms of our Amended and Restated Non-Employee Directors’ Stock Compensation Plan (the “Non-Employee Directors Plan”) to each of our non-employee directors. The Non-Employee Directors Plan is filed as an exhibit to this report and is incorporated herein by reference.

Item 6. Exhibits

10.19b	Offer Letter from Esterline Technologies Corporation to Richard Wood dated February 9, 2005.†

10.19c	Severance Protection Agreement between Richard Wood and Esterline Technologies Corporation, dated February 23, 2005.†

10.19d	Executive Officer Compensation (incorporated by reference to the information disclosed under “(b) Entry into Material Contracts” in Item 5 of Part II of the Company’s Quarterly Report on Form 10-Q for quarter ended January 28, 2005 (Commission File No. 1-6357)).

10.20k	Esterline Technologies Corporation Fiscal Year 2005 Annual Incentive Plan.†

10.36a	Form of Stock Option Agreement.†

10.40	Esterline Technologies Corporation Amended and Restated Non-Employee Directors’ Stock Compensation Plan.†

11	Schedule setting forth computation of basic and diluted earnings per common share for the three month periods ended January 28, 2005 and January 30, 2004.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Previously filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: January 6, 2006	By:	/s/ Robert D. George

Robert D. George
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer)