Form 10-Q/A
period 2005-04-29
ESTERLINE TECHNOLOGIES CORP
filed 2006-01-06
CIK 33619

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

Yes	☑	No	☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☑	No	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
As of January 4, 2006, 25,355,344 shares of the issuer’s common stock were outstanding.

Explanatory Note
Esterline is filing this Amendment No. 1 to Form 10-Q/A to reflect the restatement of its financial statements for the three and six month periods ended April 29, 2005. Please see Note 2 to the Consolidated Financial Statements for specific information related to the restatement.
Esterline has historically accounted for stock option grants as fixed awards in accordance with Accounting Principles Board No. 25 (APB No. 25) and disclosed in the footnotes to the financial statements the expense based upon the fair value of stock options under Statement of Financial Accounting Standards No. 123 (Statement No 123). During our 2005 year-end closing process, we determined that certain stock option grants required variable rather than fixed accounting treatment under APB No. 25, because grantees were permitted to exercise options by surrendering shares subject to the grant to pay for the exercise price and statutory withholding. As a result, we determined on December 8, 2005, the need to restate our financial statements in the annual report on Form 10-K for the fiscal year ended October 29, 2004 and in the quarterly reports on Form 10-Q for the periods ended January 28, 2005, April 29, 2005, and July 29, 2005. All information contained in this Amendment is as of the original filing date of the Form 10-Q for the three and six month periods ended April 29, 2005 and does not reflect any subsequent information or events other than the restatement of financial information referred to above. Forward-looking statements have not been updated for events or operations subsequent to June 3, 2005.
This Amendment includes changes to Items 1 and 2 in Part I and Exhibit 11 and updates to the signature page, the Exhibit Index referenced in Item 6 of Part II and Exhibits 31.1, 31.2, 32.1 and 32.2.
All information contained in this Amendment is as of the original filing date of the Form 10-Q for the three and six month periods ended April 29, 2005 and does not reflect any subsequent information or events other than as described above. We are not required to update and have not updated the forward-looking statements previously included in the Form 10-Q filed on June 3, 2005 for events or operations subsequent to June 3, 2005.

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of April 29, 2005 and October 29, 2004
(In thousands, except share amounts)

	April 29,	October 29,
	2005	2004
	(Restated)	(Restated)
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$137,704	$29,479
Cash in escrow	7,537	8,511
Short-term investments	45,486	—
Accounts receivable, net of allowances of $4,163 and $3,687	128,212	132,206
Inventories
Raw materials and purchased parts	67,288	58,736
Work in process	46,324	43,326
Finished goods	18,485	16,992

	132,097	119,054

Deferred income tax benefits	24,601	23,499
Prepaid expenses	8,733	9,441
Other current assets	288	435

Total Current Assets	484,658	322,625

Property, Plant and Equipment	273,817	275,437
Accumulated depreciation	136,468	130,302

	137,349	145,135

Other Non-Current Assets
Goodwill	246,032	247,817
Intangibles, net	166,593	169,876
Debt issuance costs, net of accumulated amortization of $1,265 and $928	5,481	5,818
Deferred income tax benefits	9,986	11,216
Other assets	28,266	32,861

	$1,078,365	$935,348

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of April 29, 2005 and October 29, 2004
(In thousands, except share amounts)

	April 29,	October 29,
	2005	2004
	(Restated)	(Restated)
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$42,387	$37,867
Accrued liabilities	95,388	97,038
Credit facilities	2,567	6,977
Current maturities of long-term debt	30,901	1,031
Federal and foreign income taxes	7,213	6,678

Total Current Liabilities	178,456	149,591

Long-Term Liabilities
Long-term debt, net of current maturities	217,722	249,056
Deferred income taxes	45,280	43,443
Other liabilities	26,185	29,852

Commitments and Contingencies	—	—

Minority Interest	2,427	2,378

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 25,154,109 and 21,319,698 shares	5,031	4,264
Additional paid-in capital	255,717	144,879
Retained earnings	318,118	287,344
Accumulated other comprehensive income	29,429	24,541

Total Shareholders’ Equity	608,295	461,028

	$1,078,365	$935,348

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Six Month Periods Ended April 29, 2005 and April 30, 2004
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net Sales	$211,592	$146,474	$401,384	$275,840
Cost of Sales	143,054	97,890	274,746	188,664

	68,538	48,584	126,638	87,176
Expenses
Selling, general & administrative	35,837	25,315	66,445	57,347
Research, development & engineering	9,866	6,015	19,113	11,438

Total Expenses	45,703	31,330	85,558	68,785

Operating Earnings From Continuing Operations	22,835	17,254	41,080	18,391

Other (income) expense	28	(19)	66	(575)
Interest income	(1,025)	(284)	(1,560)	(597)
Interest expense	4,097	4,163	8,779	8,455

Other Expense, Net	3,100	3,860	7,285	7,283

Income From Continuing Operations Before Income Taxes	19,735	13,394	33,795	11,108
Income Tax Expense	5,974	3,968	9,938	1,450

Income From Continuing Operations Before Minority Interest	13,761	9,426	23,857	9,658

Minority Interest	(35)	—	(48)	—

Income From Continuing Operations	13,726	9,426	23,809	9,658

Income (Loss) From Discontinued Operations, Net of Tax	(562)	960	6,965	1,134

Net Earnings	$13,164	$10,386	$30,774	$10,792

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Six Month Periods Ended April 29, 2005 and April 30, 2004
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Earnings (Loss) Per Share — Basic:
Continuing operations	$.55	$.45	$.97	$.46
Discontinued operations	(.03)	.04	.28	.05

Earnings per share — basic	$.52	$.49	$1.25	$.51

Earnings (Loss) Per Share — Diluted:
Continuing operations	$.54	$.44	$.95	$.45
Discontinued operations	(.02)	.04	.28	.05

Earnings per share — diluted	$.52	$.48	$1.23	$.50

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Month Periods Ended April 29, 2005 and April 30, 2004
(Unaudited)
(In thousands)

	Six Months Ended
	April 29,	April 30,
	2005	2004
	(Restated)	(Restated)
Cash Flows Provided (Used) by Operating Activities
Net earnings	$30,774	$10,792
Minority interest	49	—
Depreciation and amortization	19,835	14,936
Deferred income taxes	1,830	(788)
Stock-based compensation	680	1,460
Gain on sale of discontinued operations	(9,456)	—
Loss on sale of building	59	—
Gain on sale of land	—	(577)
Working capital changes, net of effect of acquisitions
Accounts receivable	3,040	14,482
Inventories	(14,535)	(6,392)
Prepaid expenses	773	(1,933)
Accounts payable	4,214	(1,457)
Accrued liabilities	754	(203)
Federal and foreign income taxes	472	2,801
Other liabilities	1,300	—
Other, net	(2,009)	(435)

	37,780	32,686

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(9,342)	(11,588)
Proceeds from sale of discontinued operations	21,421	—
Proceeds from sale of building	2,319	—
Proceeds from sale of land	—	1,179
Capital dispositions	146	433
Purchase of short-term investments	(45,486)	(6,238)
Acquisitions of businesses, net of cash acquired	(3,346)	(6,633)

	(34,288)	(22,847)

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Month Periods Ended April 29, 2005 and April 30, 2004
(Unaudited)
(In thousands)

	Six Months Ended
	April 29,	April 30,
	2005	2004
	(Restated)	(Restated)
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	2,435	716
Proceeds provided by sale of common stock	108,490	—
Net change in credit facilities	(4,424)	564
Repayment of long-term obligations	(1,474)	(31,265)
Debt and other issuance costs	—	(179)

	105,027	(30,164)

Effect of Foreign Exchange Rates on Cash	(294)	397

Net Increase (Decrease) in Cash and Cash Equivalents	108,225	(19,928)

Cash and Cash Equivalents — Beginning of Period	29,479	131,363

Cash and Cash Equivalents — End of Period	$137,704	$111,435

Supplemental Cash Flow Information
Cash Paid for Interest	$7,966	$9,265
Cash Paid for Taxes	8,446	562

ESTERLINE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended April 29, 2005 and April 30, 2004
1.	The consolidated balance sheet as of April 29, 2005, the consolidated statement of operations for the three and six month periods ended April 29, 2005 and April 30, 2004, and the consolidated statement of cash flows for the six month periods ended April 29, 2005 and April 30, 2004 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.
2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 29, 2004 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q/A.
3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America.
4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options. The weighted average number of shares outstanding used to compute basic earnings per share was 25,120,000 and 21,167,000 for the three month periods ended April 29, 2005 and April 30, 2004, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 25,484,000 and 21,495,000 for the three month periods ended April 29, 2005 and April 30, 2004, respectively. The weighted average number of shares outstanding used to compute basic earnings per share was 24,577,000 and 21,133,000 for the six month periods ended April 29, 2005, and April 30, 2004, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 24,953,000 and 21,466,000 for the six month periods ended April 29, 2005 and April 30, 2004, respectively.
5.	Restatement of Stock Option Accounting

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
A summary of the significant effect of the restatement for the three and six months ended in the period ended April 29, 2005 and April 2004 are as follows:
(In thousands, except per share amounts)

	Three Months Ended		Three Months Ended
	April 29, 2005		April 30, 2004
	As	As	As	As
	Reported	Restated	Reported	Restated
Selling, General and Administrative Expenses	$34,455	$35,837	$26,027	$25,315
Income From Continuing Operations	14,667	13,726	8,952	9,426
Net Income	14,105	13,164	9,912	10,386

Earnings Per Share — Basic
Continuing operations	$.58	$.55	$.42	$.45
Earnings per share — basic	.56	.52	.47	.49

Earnings Per Share — Diluted
Continuing operations	$.58	$.54	$.42	$.44
Earnings per share — diluted	.55	.52	.46	.48

Deferred Income Tax Benefits	$22,324	$24,601	$15,258	$17,367
Shareholders’ Equity	606,018	608,295	411,979	414,088

(In thousands, except per share amounts)

	Six Months Ended		Six Months Ended
	April 29, 2005		April 30, 2004
	As	As	As	As
	Reported	Restated	Reported	Restated
Selling, General and Administrative Expenses	$65,765	$66,445	$55,887	$57,347
Income From Continuing Operations	24,308	23,809	10,656	9,658
Net Income	31,273	30,774	11,790	10,792

Earnings Per Share — Basic
Continuing operations	$.99	$.97	$.50	$.46
Earnings per share — basic	1.27	1.25	.56	.51

Net Income Per Share
Continuing operations	$.97	$.95	$.50	$.45
Earnings per share — diluted	1.25	1.23	.55	.50

Deferred Income Tax Benefits	$22,324	$24,601	$15,258	$17,367
Shareholders’ Equity	606,018	608,295	411,979	414,088
6.	In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement No. 123R), which is effective for the Company no later than the beginning of its first fiscal quarter of 2006. Management intends to comply with the standard at the beginning of our first fiscal quarter of 2006; however, management does not believe that the impact would be materially different from the pro forma disclosures under Note 10.

7.	The Company’s comprehensive income is as follows:
(In thousands)

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net Earnings	$13,164	$10,386	$30,774	$10,792
Change in Fair Value of Derivative Financial Instruments, Net of Tax	612	(170)	1,435	490
Foreign Currency Translation Adj.	(738)	(6,426)	3,453	4,561

Comprehensive Income	$13,038	$3,790	$35,662	$15,843

8.	On January 28, 2005, the Company completed the sale of the outstanding stock of its wholly owned subsidiary Fluid Regulators Corporation (Fluid Regulators), which was included in the Company’s Sensors & Systems segment, for approximately $23.7 million. As a result of the sale, the Company recorded a gain of $7.0 million, net of tax of $2.4 million. Sales and net earnings were $3.5 million and $0.3 million, respectively, during the three month period ended April 30, 2004. Sales and net earnings were $3.4 million and $0.3 million, respectively, during the six month period ended April 29, 2005 and $6.6 million and $0.7 million, respectively, during the six month period ended April 30, 2004.

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

9.	The effective tax rate for the first six months of fiscal 2005 was 29.4%, compared with 30.2% (before a $1.9 million reduction of previously estimated tax liabilities) for the first six months of fiscal 2004. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits and benefits. On February 4, 2004, the Company received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service covering the audit of research and development tax credits for fiscal years 1997 through 1999. As a result of the NOPA and the expectation of a similar result for fiscal years 2000 through 2003, management revised the Company’s estimated liability for income taxes as of January 30, 2004. The revision resulted in a $1.9 million reduction of previously estimated tax liabilities.

10.	The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25. The variable method of accounting is used to account for stock option plans where the option holders are permitted to exercise options by surrendering the option subject to the grant in payment of the exercise price of the option and the related statutory taxes. No compensation cost is recognized at the grant date because the exercise price of all stock option grants is equal to the market price of the Company’s common stock as of the date of the grant. However, subsequent changes in the market price of the Company’s common stock to the date of exercise or forfeiture results in a change in measure of compensation cost. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (FAS 123 Adjustment), “Accounting for Stock-Based Compensation” (Statement No. 123):
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net earnings, as reported	$13,164	$10,386	$30,774	$10,792
Stock-based compensation costs, net of income tax included in net earnings as reported	911	(476)	457	970
Stock-based compensation cost, net of income tax under the fair value method of accounting	(476)	(417)	(917)	(835)

Pro forma net earnings	$13,599	$9,493	$30,314	$10,927

Basic earnings per share, as reported	$.52	$.49	$1.25	$.51
Add (deduct): FAS 123 Adjustment	.02	(.04)	(.02)	.01

Pro forma basic earnings per share	$.54	$.45	$1.23	$.52

Diluted earnings per share, as reported	$.52	$.48	$1.23	$.50
Add (deduct): FAS 123 Adjustment	.01	(.04)	(.02)	.01

Pro forma diluted earnings per share	$.53	$.44	$1.21	$.51

11.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and U.S. and non-U.S. plans maintained by Leach Holding Corporation. Components of net periodic pension cost consisted of the following:

(In thousands)	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
	2005	2004	2005	2004
Components of Net Periodic Pension Cost
Service cost	$1,065	$906	$2,133	$1,814
Interest cost	2,352	1,729	5,720	3,461
Expected return on plan assets	(2,955)	(2,236)	(6,753)	(4,477)
Amortization of prior service cost	5	4	9	8
Amortization of actuarial loss	165	148	335	297

Net Periodic Cost	$632	$551	$1,444	$1,103

12.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Sales
Avionics & Controls	$64,990	$52,292	$125,845	$98,608
Sensors & Systems	84,541	39,772	158,915	74,424
Advanced Materials	62,061	54,410	116,624	102,808

Total Sales	$211,592	$146,474	$401,384	$275,840

Income from Continuing Operations
Avionics & Controls	$9,204	$8,782	$18,603	$15,116
Sensors & Systems	11,166	4,895	17,563	492
Advanced Materials	8,747	7,665	15,228	11,304

Segment Earnings	29,117	21,342	51,394	26,912

Corporate expense	(6,282)	(4,088)	(10,314)	(8,521)
Other income (expense)	(28)	19	(66)	575
Interest income	1,025	284	1,560	597
Interest expense	(4,097)	(4,163)	(8,779)	(8,455)

	$19,735	$13,394	$33,795	$11,108

13.	On December 1, 2003, the Company acquired all of the outstanding capital stock of AVISTA, Incorporated (AVISTA), a $10 million (sales) Wisconsin-based developer of embedded avionics software, for approximately $6.5 million in cash. A purchase price adjustment was paid to the seller in December 2004 and an additional amount will be paid in December 2005 contingent upon the achievement of financial results as defined in the Stock Purchase Agreement. The December 2004 purchase price adjustment was approximately $3.3 million. AVISTA provides a software engineering center to support the Company’s customers with such applications as primary flight displays, flight management systems, air data computers and engine control systems. AVISTA is included in the Avionics & Controls segment and the results of its operations were included from the effective date of the acquisition. Revenues are largely fees charged for software engineering services.
14.	On November 24, 2004, the Company completed a public offering of 3.7 million shares of common stock, including shares sold under the underwriters’ over-allotment option, priced at $31.25 per share, generating net proceeds of approximately $109 million, of which $5.0 million was used to pay off existing credit facilities. The funds provide additional financial resources for acquisitions and general corporate purposes. The Company issued 154,411 and 105,954 shares under its employee stock plans during the six month periods ended April 29, 2005 and April 30, 2004, respectively.
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

Condensed Consolidating Balance Sheet as of April 29, 2005.
(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets

Current Assets
Cash and cash equivalents	$100,208	$1,592	$35,904	$—	$137,704
Cash in escrow	7,537	—	—	—	7,537
Short-term investments	45,486	—	—	—	45,486
Accounts receivable, net	672	73,433	54,107	—	128,212
Inventories	—	85,101	46,996	—	132,097
Deferred income tax benefits	39,401	—	(14,800)	—	24,601
Prepaid expenses	246	5,427	3,060	—	8,733
Other current assets	—	288	—	—	288

Total Current Assets	193,550	165,841	125,267	—	484,658

Property, Plant & Equipment, Net	2,367	93,383	41,599	—	137,349
Goodwill	—	172,415	73,617	—	246,032
Intangibles, Net	141	74,258	92,194	—	166,593
Debt Issuance Costs, Net	5,481	—	—	—	5,481
Deferred Income Tax Benefits	9,986	—	—	—	9,986
Other Assets	4,108	18,407	5,751	—	28,266
Amounts Due (To) From Subsidiaries	126,514	74,432	—	(200,946)	—
Investment in Subsidiaries	590,033	—	—	(590,033)	—

Total Assets	$932,180	$598,736	$338,428	$(790,979)	$1,078,365

(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$235	$16,958	$25,194	$—	$42,387
Accrued liabilities	29,348	40,925	25,115	—	95,388
Credit facilities	—	—	2,567	—	2,567
Current maturities of long-term debt	30,000	—	901	—	30,901
Federal and foreign income taxes	(1,841)	80	8,974	—	7,213

Total Current Liabilities	57,742	57,963	62,751	—	178,456

Long-Term Debt, Net	215,767	—	1,955	—	217,722
Deferred Income Taxes	44,984	—	296	—	45,280
Other Liabilities	5,392	13,884	6,909	—	26,185
Amounts Due To (From) Subsidiaries	—	—	180,140	(180,140)	—
Minority Interest	—	—	2,427	—	2,427
Shareholders’ Equity	608,295	526,889	83,950	(610,839)	608,295

Total Liabilities and Shareholders’ Equity	$932,180	$598,736	$338,428	$(790,979)	$1,078,365

Condensed Consolidating Statement of Operations for the three month period ended April 29, 2005.
(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$—	$141,165	$75,528	$(5,101)	$211,592
Cost of Sales	—	97,380	50,775	(5,101)	143,054

	—	43,785	24,753	—	68,538

Expenses
Selling, general and administrative	—	24,143	11,694	—	35,837
Research, development and engineering	—	4,191	5,675	—	9,866

Total Expenses	—	28,334	17,369	—	45,703

Operating Earnings from Continuing Operations	—	15,451	7,384	—	22,835

Other (income) expense	50	16	(38)	—	28
Interest income	(4,027)	(571)	(666)	4,239	(1,025)
Interest expense	4,492	1,033	2,811	(4,239)	4,097

Other Expense, Net	515	478	2,107	—	3,100

Income (Loss) from Continuing Operations Before Taxes	(515)	14,973	5,277	—	19,735
Income Tax Expense (Benefit)	(165)	4,470	1,669	—	5,974

Income (Loss) From Continuing Operations Before Minority Interest	(350)	10,503	3,608	—	13,761

Minority Interest	—	—	(35)	—	(35)

Income (Loss) From Continuing Operations	(350)	10,503	3,573	—	13,726

Loss From Discontinued Operations, Net of Tax	—	(562)	—	—	(562)
Equity in Net Income of Consolidated Subsidiaries	13,514	—	—	(13,514)	—

Net Income (Loss)	$13,164	$9,941	$3,573	$(13,514)	$13,164

Condensed Consolidating Statement of Operations for the six month period ended April 29, 2005.
(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$—	$266,494	$143,846	$(8,956)	$401,384
Cost of Sales	—	187,164	96,538	(8,956)	274,746

	—	79,330	47,308	—	126,638
Expenses
Selling, general and administrative	—	42,422	24,023	—	66,445
Research, development and engineering	—	7,722	11,391	—	19,113

Total Expenses	—	50,144	35,414	—	85,558

Operating Earnings from Continuing Operations	—	29,186	11,894	—	41,080

Other expense	50	16	—	—	66
Interest income	(7,580)	(1,696)	(1,274)	8,990	(1,560)
Interest expense	8,981	2,565	6,223	(8,990)	8,779

Other Expense, Net	1,451	885	4,949	—	7,285

Income (Loss) from Continuing Operations Before Taxes	(1,451)	28,301	6,945	—	33,795
Income Tax Expense (Benefit)	(426)	8,278	2,086	—	9,938

Income (Loss) From Continuing Operations Before Minority Interest	(1,025)	20,023	4,859	—	23,857

Minority Interest	—	—	(48)	—	(48)

Income (Loss) From Continuing Operations	(1,025)	20,023	4,811	—	23,809

Income From Discontinued Operations, Net of Tax	—	6,965	—	—	6,965
Equity in Net Income of Consolidated Subsidiaries	31,799	—	—	(31,799)	—

Net Income (Loss)	$30,774	$26,988	$4,811	$(31,799)	$30,774

Condensed Consolidating Statement of Cash Flows for the six month period ended April 29, 2005.
(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$30,774	$26,988	$4,811	$(31,799)	$30,774
Minority interest	—	—	49	—	49
Depreciation & amortization	—	11,059	8,776	—	19,835
Deferred income taxes	4,294	—	(2,464)	—	1,830
Stock-based compensation	—	519	161	—	680
Gain on sale of discontinued operations	—	(9,456)	—	—	(9,456)
Loss on sale of building	—	59	—	—	59
Working capital changes, net of effect of acquisitions Accounts receivable	1,549	8,019	(6,528)	—	3,040
Inventories	—	(11,112)	(3,423)	—	(14,535)
Prepaid expenses	107	(1,895)	2,561	—	773
Accounts payable	(285)	144	4,355	—	4,214
Accrued liabilities	442	1,226	(914)	—	754
Federal & foreign income taxes	(4,837)	5	5,304	—	472
Other liabilities	1,109	44	147	—	1,300
Other, net	665	(651)	(2,023)	—	(2,009)

	33,818	24,949	10,812	(31,799)	37,780

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(208)	(6,669)	(2,465)	—	(9,342)
Proceeds from sale of discontinued operations	—	21,421	—	—	21,421
Proceeds from sale of building	—	2,319	—	—	2,319
Capital dispositions	5	74	67	—	146
Purchase of short-term investments	(45,486)	—	—	—	(45,486)
Acquisitions of businesses, net	—	(3,346)	—	—	(3,346)

	(45,689)	13,799	(2,398)	—	(34,288)

(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	2,435	—	—	—	2,435
Proceeds from stock issuance	108,490	—	—	—	108,490
Net change in credit facilities	(5,000)	—	576	—	(4,424)
Repayment of long-term debt	(1,002)	(57)	(415)	—	(1,474)
Investment in subsidiaries	86	(39,445)	7,560	31,799	—

	105,009	(39,502)	7,721	31,799	105,027

Effect of Foreign Exchange Rates on Cash	211	(7)	(498)	—	(294)

Net Increase (Decrease) in Cash and Cash Equivalents	93,349	(761)	15,637	—	108,225
Cash and Cash Equivalents — Beginning of Period	6,859	2,353	20,267	—	29,479

Cash and Cash Equivalents — End of Period	$100,208	$1,592	$35,904	$—	$137,704

Condensed Consolidating Balance Sheet as of October 29, 2004.
(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets

Current Assets
Cash and cash equivalents	$6,859	$2,353	$20,267	$—	$29,479
Cash in escrow	8,511	—	—	—	8,511
Accounts receivable, net	2,221	83,115	46,870	—	132,206
Inventories	—	76,168	42,886	—	119,054
Deferred income tax benefits	40,630	—	(17,131)	—	23,499
Prepaid expenses	353	3,598	5,490	—	9,441
Other current assets	147	288	—	—	435

Total Current Assets	58,721	165,522	98,382	—	322,625

Property, Plant & Equipment, Net	2,369	99,360	43,406	—	145,135
Goodwill	—	175,607	72,210	—	247,817
Intangibles, Net	141	77,160	92,575	—	169,876
Debt Issuance Costs, Net	5,818	—	—	—	5,818
Deferred Income Tax Benefits	11,216	—	—	—	11,216
Other Assets	9,780	18,309	4,772	—	32,861
Amounts Due (To) From Subsidiaries	152,346	36,188	—	(188,534)	—
Investment in Subsidiaries	558,234	—	92	(558,326)	—

Total Assets	$798,625	$572,146	$311,437	$(746,860)	$935,348

(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$520	$16,814	$20,533	$—	$37,867
Accrued liabilities	29,880	41,466	25,692	—	97,038
Credit facilities	5,000	—	1,977	—	6,977
Current maturities of long-term debt	—	50	981	—	1,031
Federal and foreign income taxes	2,996	75	3,607	—	6,678

Total Current Liabilities	38,396	58,405	52,790	—	149,591

Long-Term Debt, Net	246,769	7	2,280	—	249,056
Deferred Income Taxes	43,149	—	294	—	43,443
Other Liabilities	9,283	13,840	6,729	—	29,852
Amounts Due To (From) Subsidiaries	—	—	186,310	(186,310)	—
Minority Interest	—	—	2,378	—	2,378
Shareholders’ Equity	461,028	499,894	60,656	(560,550)	461,028

Total Liabilities and Shareholders’ Equity	$798,625	$572,146	$311,437	$(746,860)	$935,348

Condensed Consolidating Statement of Operations for the three month period ended April 30, 2004.
(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$—	$113,592	$33,106	$(224)	$146,474
Cost of Sales	—	78,189	19,925	(224)	97,890

	—	35,403	13,181	—	48,584

Expenses
Selling, general and administrative	—	18,651	6,664	—	25,315
Research, development and engineering	—	2,402	3,613	—	6,015

Total Expenses	—	21,053	10,277	—	31,330

Operating Earnings from Continuing Operations	—	14,350	2,904	—	17,254

Other (income) expense	—	(20)	1	—	(19)
Interest income	(1,495)	(628)	(56)	1,895	(284)
Interest expense	4,078	625	1,355	(1,895)	4,163

Other (Income) Expense, Net	2,583	(23)	1,300	—	3,860

Income (Loss) from Continuing Operations Before Taxes	(2,583)	14,373	1,604	—	13,394
Income Tax Expense (Benefit)	(830)	4,537	261	—	3,968

Income (Loss) From Continuing Operations	(1,753)	9,836	1,343	—	9,426

Income From Discontinued Operations, Net of Tax	—	960	—	—	960
Equity in Net Income of Consolidated Subsidiaries	12,139	—	—	(12,139)	—

Net Income (Loss)	$10,386	$10,796	$1,343	$(12,139)	$10,386

Condensed Consolidating Statement of Operations for the six month period ended April 30, 2004.
(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$—	$213,709	$62,592	$(461)	$275,840
Cost of Sales	—	149,638	39,487	(461)	188,664

	—	64,071	23,105	—	87,176

Expenses
Selling, general and administrative	—	38,062	19,285	—	57,347
Research, development and engineering	—	4,426	7,012	—	11,438

Total Expenses	—	42,488	26,297	—	68,785

Operating Earnings (Loss) from Continuing Operations	—	21,583	(3,192)	—	18,391

Other (income) expense	—	(578)	3	—	(575)
Interest income	(2,972)	(1,258)	(140)	3,773	(597)
Interest expense	8,295	1,250	2,683	(3,773)	8,455

Other (Income) Expense, Net	5,323	(586)	2,546	—	7,283

Income (Loss) from Continuing Operations Before Taxes	(5,323)	22,169	(5,738)	—	11,108
Income Tax Expense (Benefit)	(1,570)	4,597	(1,577)	—	1,450

Income (Loss) From Continuing Operations	(3,753)	17,572	(4,161)	—	9,658

Income From Discontinued Operations, Net of Tax	—	1,134	—	—	1,134
Equity in Net Income of Consolidated Subsidiaries	14,545	—	—	(14,545)	—

Net Income (Loss)	$10,792	$18,706	$(4,161)	$(14,545)	$10,792

Condensed Consolidating Statement of Cash Flows for the six month period ended April 30, 2004.
(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$10,792	$18,706	$(4,161)	$(14,545)	$10,792
Depreciation & amortization	—	10,963	3,973	—	14,936
Deferred income taxes	(835)	—	47	—	(788)
Stock-based compensation	—	1,065	395	—	1,460
Gain on sale of land	—	(577)	—	—	(577)
Working capital changes, net of effect of acquisitions
Accounts receivable	1,190	9,298	3,994	—	14,482
Inventories	—	(4,821)	(1,571)	—	(6,392)
Prepaid expenses	76	(1,458)	(551)	—	(1,933)
Accounts payable	(121)	(1,469)	133	—	(1,457)
Accrued liabilities	1,054	(2,896)	1,639	—	(203)
Federal & foreign income taxes	3,685	(102)	(782)	—	2,801
Other, net	(6)	(2,875)	2,446	—	(435)

	15,835	25,834	5,562	(14,545)	32,686

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(362)	(10,176)	(1,050)	—	(11,588)
Proceeds from sale of land	—	1,179	—	—	1,179
Capital dispositions	—	437	(4)	—	433
Purchase of short-term investments	(6,238)	—	—	—	(6,238)
Acquisitions of businesses, net	—	(6,633)	—	—	(6,633)

	(6,600)	(15,193)	(1,054)	—	(22,847)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	716	—	—	—	716
Net change in credit facilities	—	—	564	—	564
Repayment of long-term debt	(31,010)	(42)	(213)	—	(31,265)
Debt and other issuance costs	(179)	—	—	—	(179)
Investment in subsidiaries	(5,157)	(9,239)	(149)	14,545	—

	(35,630)	(9,281)	202	14,545	(30,164)

(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Effect of Foreign Exchange Rates on Cash	(742)	6	1,133	—	397

Net Increase (Decrease) in Cash and Cash Equivalents	(27,137)	1,366	5,843	—	(19,928)
Cash and Cash Equivalents — Beginning of Period	109,834	3,030	18,499	—	131,363

Cash and Cash Equivalents — End of Period	$82,697	$4,396	$24,342	$—	$111,435

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

Results of Continuing Operations
Three Month Period Ended April 29, 2005 Compared to Three Month Period Ended April 30, 2004
Sales for the second fiscal quarter increased 44.5% when compared with the prior-year period. Sales by segment were as follows:

(In thousands)	Incr./(Decr.)	Three Months Ended
	from prior	April 29,	April 30,
	year period	2005	2004
Avionics & Controls	24.3%	$64,990	$52,292
Sensors & Systems	112.6%	84,541	39,772
Advanced Materials	14.1%	62,061	54,410

Total Net Sales		$211,592	$146,474

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
Selling, general and administrative expenses (which include corporate expenses) totaled $35.8 million and $25.3 million for the second fiscal quarter of 2005 and 2004, respectively, or 16.9% of sales for the second fiscal quarter of 2005 compared with 17.3% for the prior-year period. Selling, general and administrative expenses include stock option expense of $1.4 million and stock option income of $0.7 million in the second fiscal quarter of 2005 and 2004, respectively, which are non-cash charges or income resulting from mark-to-market adjustments under the variable method of accounting. The overall increase in the amount of selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses as a result of the Leach acquisition. The decrease in selling, general and administrative expenses as a percentage of sales principally reflected higher sales volumes without a proportional increase in the expense during the current fiscal quarter. These selling, general and administrative expenses are typically fixed.
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
Segment earnings (operating earnings excluding corporate expenses) for the second fiscal quarter of 2005 totaled $29.1 million, compared with $21.3 million for the second fiscal quarter in 2004. Avionics & Controls segment earnings were $9.2 million for the second fiscal quarter of 2005 compared with $8.8 million for the second fiscal quarter of 2004, principally reflecting the strong results at our newly acquired Leach medical unit and our AVISTA unit. We believe there is some potential that the earnings growth we experienced from our medical equipment operations during the first six months of fiscal 2005 will moderate in the second half of the fiscal year. Stock option expense was $0.4 million in the second fiscal quarter of 2005 and stock option income was $0.2 million in the second fiscal quarter of 2004.
Sensors & Systems segment earnings were $11.2 million for the second quarter of fiscal 2005 compared with $4.9 million for the second quarter of fiscal 2004, primarily reflecting strong sales and earnings in our sensors, motion control and electrical power switching operations. Stock option expense was $0.2 million in the second fiscal quarter of 2005 and stock option income was $0.1 million in the second fiscal quarter of 2004.

Advanced Materials segment earnings were $8.7 million for the second fiscal quarter of 2005 compared with $7.7 million for the second fiscal quarter of 2004. Advanced Materials earnings were enhanced by increased earnings at our elastomer material and metal finishing units, reflecting strong demand from aerospace customers and lower operating expenses. Earnings at our combustible ordnance and countermeasure operations were impacted by production inefficiencies on new countermeasure flare products and higher operating expenses. Stock option expense was $0.5 million in the second fiscal quarter of 2005 and stock option income was $0.2 million in the second fiscal quarter of 2004.
Interest expense for the second fiscal quarter of 2005 was $4.1 million compared with $4.2 million for the second fiscal quarter of 2004.
The effective income tax rate for the second fiscal quarter of 2005 was 30.3% compared with 29.6% for the second fiscal quarter of 2004. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits and benefits.
New orders for the second fiscal quarter of 2005 were $263.4 million compared with $154.5 million for the same period in 2004, an increase of 70.5%. The increase in orders reflects the Leach acquisition, the timing of receiving combustible ordnance orders and increased elastomer material orders.
Six Month Period Ended April 29, 2005 Compared to Six Month Period Ended April 30, 2004
Year-to-date sales increased 45.5% when compared with the prior-year period. Sales by segment were as follows:

(In thousands)	Incr./(Decr.)	Six Months Ended
	from prior	April 29,	April 30,
	year period	2005	2004
Avionics & Controls	27.6%	$125,845	$98,608
Sensors & Systems	113.5%	158,915	74,424
Advanced Materials	13.4%	116,624	102,808

Total Net Sales		$401,384	$275,840

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
Selling, general and administrative expenses (which include corporate expenses) totaled $66.4 million and $57.3 million for the first six months of fiscal 2005 and 2004, respectively, or 16.6% of sales, for the first six months of fiscal 2005 compared with 20.8% for the prior-year period. Selling, general and administrative expenses include stock option expense of $0.7 million and $1.5 million in the first six months of fiscal 2005 and 2004, respectively, which are non-cash charges resulting from mark-to-market adjustments under the variable method of accounting. The overall increase in the amount of selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses as a result of the Leach acquisition. The decrease in selling, general and administrative expense as a percentage of sales principally reflected $4.5 million in severance expense in our Sensors & Systems segment incurred in the prior-year period and higher sales volumes without a proportional increase in the expense during the six months ended April 29, 2005. These selling, general and administrative expenses are typically fixed.
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
Segment earnings (operating earnings excluding corporate expenses) for the first six months of fiscal 2005 totaled $51.4 million, compared with $26.9 million for the prior-year period. Avionics & Controls segment earnings of $18.6 million for the first six months of fiscal 2005 compared with $15.1 million in the prior-year period and reflected increased earnings at our newly acquired Leach medical unit and our AVISTA unit. We believe there is some potential that the earnings growth we experienced from our medical equipment operations during the first six months of fiscal 2005 will moderate in the second half of the fiscal year. Stock option expense was $0.2 million and $0.3 million in the first six months of fiscal 2005 and 2004, respectively.
Sensors & Systems segment earnings were $17.6 million for the first six months of fiscal 2005 compared with $0.5 million in the prior-year period. The increase in Sensors & Systems earnings from the prior-year period reflected incremental earnings from the Leach acquisition, higher sales volumes and lower operating expenses. The decrease in operating expenses compared with the prior-year period reflected $4.5 million in severance and legal costs covering 35 employees in engineering, production, quality, research and development and administration functions. In addition, nearly 20 employees elected early retirement or voluntarily resigned in the 2004 period. Sensors & Systems earnings also reflected the impact of a weaker U.S. dollar relative to the euro on U.S. dollar-denominated sales and euro-based operating expenses. Stock option expense was $0.1 million and $0.3 million in the first six months of fiscal 2005 and 2004, respectively.
Advanced Materials segment earnings were $15.2 million for the first six months of fiscal 2005 compared with $11.3 million for the prior-year period. Advanced Materials earnings reflected higher sales and earnings from our elastomer and metal finishing operations. Advanced Materials earnings were negatively impacted by higher operating expenses at our combustible ordnance and countermeasure operations. Stock option expense was $0.3 million and $0.5 million in the first six months of fiscal 2005 and 2004, respectively.
Interest expense for the first six months of fiscal 2005 was $8.8 million compared with $8.5 million for the prior-year period.
The effective income tax rate for the first six months of fiscal 2005 was 29.4% compared with 30.2% (before a $1.9 million reduction of previously estimated tax liabilities) for the prior-year period. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits and benefits. On February 4, 2004, we received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service covering the audit of research and development tax credits for fiscal years 1997 through 1999. As a result of the NOPA and the expectation of a similar result for fiscal years 2000 through 2003, we revised our estimated liability for income taxes as of January 30, 2004. The revision resulted in a $1.9 million reduction of previously estimated tax liabilities.
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

Liquidity and Capital Resources
Cash and cash equivalents and short-term investments at April 29, 2005 totaled $183.2 million, an increase of $153.7 million from October 29, 2004. Net working capital increased to $306.2 million at April 29, 2005 from $173.0 million at October 29, 2004. Sources of cash flows from operating activities principally consist of cash received from the sale of products offset by cash payments for material, labor and operating expenses. Cash flows from operating activities were $37.8 million and $32.7 million in the first six months of fiscal 2005 and 2004, respectively. The increase principally reflected higher net earnings, partially offset by increased inventory purchases. The net increase in cash flows used by investing activities principally reflected increased purchases of short-term investments, the net proceeds from the sale of Fluid Regulators of $21.4 million, a $3.3 million purchase price adjustment payable to the seller of AVISTA and the $6.5 million acquisition of AVISTA in the first fiscal quarter of 2004. The increase in cash provided by financing activities principally reflected the net proceeds of $108.5 million from our public offering of 3.7 million shares of common stock completed on November 24, 2004, partially offset by the repayment of $30 million of the 1999 Senior Notes in accordance with their terms in the prior-year period.
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
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement No. 123R), which is effective for the Company no later than the beginning of our first fiscal quarter of 2006. We intend to comply with the standard at the beginning of our first fiscal quarter of 2006; however, management does not believe that the impact would be materially different from the pro forma disclosure under Note 10 to the Consolidated Financial Statements of Esterline Technologies in this Form 10-Q/A.
Forward-Looking Statements
This quarterly report on Form 10-Q/A contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in “Forward-Looking Statements and Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended October 29, 2004, that may cause our or the industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

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

PART II — OTHER INFORMATION
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
Jerry D. Leitman, Chairman
Lewis E. Burns
Ross J. Centanni
Nominating & Corporate Governance Committee
Ross J. Centanni, Chairman
Lewis E. Burns
Robert S. Cline
Anthony P. Franceschini

Item 6.	Exhibits
	10.19b	Offer Letter from Esterline Technologies Corporation to Richard Wood dated February 9, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File No. 1-6357]).

	10.19c	Severance Protection Agreement between Richard Wood and Esterline Technologies Corporation, dated February 23, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File No. 1-6357]).

	10.19e	Offer Letter from Esterline Technologies Corporation to Frank Houston dated March 14, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K dated March 29, 2005 [Commission File No. 1-6357]).

	11	Schedule setting forth computation of basic and diluted earnings per common share for the three and six month periods ended April 29, 2005 and April 30, 2004.

	31.1	Certification of Chief Executive Officer.

	31.2	Certification of Chief Financial Officer.

	32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: January 6, 2006	By:	/s/ Robert D. George

Robert D. George
Vice President, Chief Financial Officer
Secretary and Treasurer
(Principal Financial Officer)