Form 10-Q/A
period 2005-07-29
ESTERLINE TECHNOLOGIES CORP
filed 2006-01-06
CIK 33619

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

Explanatory Note
Esterline is filing this Amendment No. 1 to Form 10-Q/A to reflect the restatement of its financial statements for the three and nine month periods ended July 29, 2005. Please see Note 5 to the Consolidated Financial Statements for specific information related to the restatement.
Esterline has historically accounted for stock option grants as fixed awards in accordance with Accounting Principles Board No. 25 (APB No. 25) and disclosed in the footnotes to the financial statements the expense based upon the fair value of stock options under Statement of Financial Accounting Standards No. 123 (Statement No. 123). During our 2005 year-end closing process, we determined that certain stock option grants required variable rather than fixed accounting treatment under APB No. 25, because grantees were permitted to exercise options by surrendering shares subject to the grant to pay for the exercise price and statutory withholding. As a result, we determined on December 8, 2005, the need to restate our financial statements in the annual report on Form 10-K for the fiscal year ended October 29, 2004 and in the quarterly reports on Form 10-Q for the periods ended January 28, 2005, April 29, 2005, and July 29, 2005. All information contained in this Amendment is as of the original filing date of the Form 10-Q for the three and nine month periods ended July 29, 2005 and does not reflect any subsequent information or events other than the restatement of financial information referred to above. Forward looking statements have not been updated for events or operations subsequent to September 2, 2005.
This Amendment includes changes to Items 1 and 2 in Part I and Exhibit 11 and updates to the signature page, the Exhibit Index referenced in Item 6 of Part II and Exhibits 31.1, 31.2, 32.1 and 32.2.
All information contained in this Amendment is as of the original filing date of the Form 10-Q for the three and nine month periods ended July 29, 2005 and does not reflect any subsequent information or events other than as described above. We are not required to update and have not updated the forward-looking statements previously included in the Form 10-Q filed on September 2, 2005 for events or operations subsequent to September 2, 2005.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of July 29, 2005 and October 29, 2004
(In thousands, except share amounts)

	July 29,	October 29,
	2005	2004
	(Restated)	(Restated)
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$80,339	$29,479
Cash in escrow	11,744	8,511
Short-term investments	75,205	—
Accounts receivable, net of allowances of $4,052 and $3,687	134,861	132,206
Inventories
Raw materials and purchased parts	69,044	58,736
Work in process	49,605	43,326
Finished goods	17,502	16,992

	136,151	119,054

Deferred income tax benefits	25,952	23,499
Prepaid expenses	6,981	9,441
Other current assets	288	435

Total Current Assets	471,521	322,625

Property, Plant and Equipment	276,825	275,437
Accumulated depreciation	140,466	130,302

	136,359	145,135

Other Non-Current Assets
Goodwill	260,396	247,817
Intangibles, net	169,252	169,876
Debt issuance costs, net of accumulated amortization of $1,433 and $928	5,312	5,818
Deferred income tax benefits	11,897	11,216
Other assets	25,284	32,861

	$1,080,021	$935,348

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of July 29, 2005 and October 29, 2004
(In thousands, except share amounts)

	July 29,	October 29,
	2005	2004
	(Restated)	(Restated)
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$42,007	$37,867
Accrued liabilities	101,148	97,038
Credit facilities	2,301	6,977
Current maturities of long-term debt	30,913	1,031
Federal and foreign income taxes	4,269	6,678

Total Current Liabilities	180,638	149,591

Long-Term Liabilities
Long-term debt, net of current maturities	217,207	249,056
Deferred income taxes	45,936	43,443
Other liabilities	27,764	29,852

Commitments and Contingencies	—	—

Minority Interest	2,548	2,378

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 25,310,524 and 21,319,698 shares	5,062	4,264
Additional paid-in capital	261,563	144,879
Retained earnings	329,980	287,344
Accumulated other comprehensive income	9,323	24,541

Total Shareholders’ Equity	605,928	461,028

	$1,080,021	$935,348

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Nine Month Periods Ended July 29, 2005 and July 30, 2004
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net Sales	$209,873	$147,424	$611,257	$423,264
Cost of Sales	144,180	101,562	418,926	290,226

	65,693	45,862	192,331	133,038
Expenses
Selling, general & administrative	36,927	28,458	103,372	85,805
Research, development & engineering	11,003	5,915	30,116	17,353

Total Expenses	47,930	34,373	133,488	103,158

Operating Earnings From
Continuing Operations	17,763	11,489	58,843	29,880

Other (income) expense	272	1	338	(574)
Interest income	(1,187)	(450)	(2,747)	(1,047)
Interest expense	4,654	4,410	13,433	12,865

Other Expense, Net	3,739	3,961	11,024	11,244

Income From Continuing Operations Before Income Taxes	14,024	7,528	47,819	18,636
Income Tax Expense	2,043	2,192	11,981	3,642

Income From Continuing Operations Before Minority Interest	11,981	5,336	35,838	14,994

Minority Interest	(122)	—	(170)	—

Income From Continuing Operations	11,859	5,336	35,668	14,994

Income From Discontinued Operations, Net of Tax	3	576	6,968	1,710

Net Earnings	$11,862	$5,912	$42,636	$16,704

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Nine Month Periods Ended July 29, 2005 and July 30, 2004
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Earnings Per Share — Basic:
Continuing operations	$.47	$.25	$1.44	$.71
Discontinued operations	—	.03	.28	.08

Earnings per share — basic	$.47	$.28	$1.72	$.79

Earnings Per Share — Diluted:
Continuing operations	$.46	$.25	$1.42	$.70
Discontinued operations	—	.02	.27	.08

Earnings per share — diluted	$.46	$.27	$1.69	$.78

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Month Periods Ended July 29, 2005 and July 30, 2004
(Unaudited)
(In thousands)

	Nine Months Ended
	July 29,	July 30,
	2005	2004
	(Restated)	(Restated)
Cash Flows Provided (Used) by Operating Activities
Net earnings	$42,636	$16,704
Minority interest	170	—
Depreciation and amortization	26,808	24,241
Deferred income taxes	39	(122)
Stock-based compensation	4,073	3,984
Gain on sale of discontinued operations	(9,456)	—
Loss on sale of building	59	—
Gain on sale of land	—	(577)
Working capital changes, net of effect of acquisitions
Accounts receivable	(2,728)	6,051
Inventories	(17,628)	(8,411)
Prepaid expenses	2,291	(608)
Other current assets	147	—
Accounts payable	4,985	682
Accrued liabilities	1,870	(6,615)
Federal and foreign income taxes	(1,987)	3,539
Other liabilities	(928)	—
Other, net	(2,492)	273

	47,859	39,141

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(14,921)	(17,603)
Proceeds from sale of discontinued operations	21,421	—
Proceeds from sale of building	2,319	—
Proceeds from sale of land	—	1,179
Escrow deposit	(4,207)	—
Proceeds from sale of capital assets	1,065	409
Proceeds from sale of short-term investments	—	12,797
Purchase of short-term investments	(75,205)	—
Acquisitions of businesses, net of cash acquired	(33,088)	(6,882)

	(102,616)	(10,100)

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Month Periods Ended July 29, 2005 and July 30, 2004
(Unaudited)
(In thousands)

	Nine Months Ended
	July 29,	July 30,
	2005	2004
	(Restated)	(Restated)
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	4,919	2,697
Proceeds provided by sale of common stock	108,490	—
Net change in credit facilities	(4,557)	329
Repayment of long-term debt, net	(1,807)	(29,991)
Debt and other issuance costs	—	(268)

	107,045	(27,233)

Effect of Foreign Exchange Rates on Cash	(1,428)	(2,324)

Net Increase (Decrease) in Cash and Cash Equivalents	50,860	(516)

Cash and Cash Equivalents – Beginning of Period	29,479	131,363

Cash and Cash Equivalents – End of Period	$80,339	$130,847

Supplemental Cash Flow Information
Cash Paid for Interest	$16,593	$17,217
Cash Paid for Taxes	$11,946	$39

ESTERLINE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended July 29, 2005 and July 30, 2004
1.	The consolidated balance sheet as of July 29, 2005, the consolidated statement of operations for the three and nine month periods ended July 29, 2005 and July 30, 2004, and the consolidated statement of cash flows for the nine month periods ended July 29, 2005 and July 30, 2004 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 29, 2004 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q/A.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options. The weighted average number of shares outstanding used to compute basic earnings per share was 25,236,676 and 21,202,000 for the three month periods ended July 29, 2005 and July 30, 2004, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 25,618,519 and 21,535,000 for the three month periods ended July 29, 2005 and July 30, 2004, respectively. The weighted average number of shares outstanding used to compute basic earnings per share was 24,796,955 and 21,156,000 for the nine month periods ended July 29, 2005, and July 30, 2004, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 25,174,537 and 21,489,000 for the nine month periods ended July 29, 2005 and July 30, 2004, respectively.

5.	Restatement of Stock Option Accounting

The Company has restated its financial statements to account for the Company’s non-qualified stock option plan using variable accounting because grantees were permitted to exercise stock options by surrendering stock under the grant to pay for the exercise price and statutory taxes. The Company previously accounted for these stock option grants as fixed awards under APB No. 25. As a result, the Company recorded additional stock-based compensation expense under the variable method of accounting and the related income tax adjustments. These adjustments are reflected in the financial statements with the cumulative adjustment at October 31, 2003 resulting in an increase in additional paid in capital of $21.0 million, a decrease of retained earnings of $18.8 million and increase in deferred income tax assets of $2.2 million.
A summary of the significant effects of the restatement for the three and nine months ended in the period ended July 29, 2005 and July 30, 2004 follows:
(In thousands, except per share amounts)

	Three Months Ended		Three Months Ended
	July 29, 2005		July 30, 2004
	As	As	As	As
	Reported	Restated	Reported	Restated
Selling, General & Administrative Expenses	$33,534	$36,927	$25,934	$28,458
Income From Continuing Operations	14,167	11,859	7,073	5,336
Net income	14,170	11,862	7,649	5,912

Earnings Per Share – Basic
Continuing operations	$.56	$.47	$.33	$.25
Earnings per share – basic	.56	.47	.36	.28

Earnings Per Share – Diluted
Continuing operations	$.55	$.46	$.33	$.25
Earnings per share – diluted	.55	.46	.36	.27

Deferred Income Tax Benefits	$23,307	$25,952	$15,477	$18,070
Shareholders’ Equity	$603,283	$605,928	$425,274	$427,867

(In thousands, except per share amounts)

	Nine Months Ended		Nine Months Ended
	July 29, 2005		July 30, 2004
	As	As	As	As
	Reported	Restated	Reported	Restated
Selling, General and Administrative Expenses	$99,299	$103,372	$81,821	$85,805
Income From Continuing Operations	38,475	35,668	17,729	14,994
Net Income	45,443	42,636	19,439	16,704

Earnings Per Share – Basic
Continuing operations	$1.55	$1.44	$.84	$.71
Earnings per share – basic	1.83	1.72	.92	.79

Earnings Per Share – Diluted
Continuing operations	$1.53	$1.42	$.82	$.70
Earnings per share – diluted	1.81	1.69	.90	.78

Deferred Income Tax Benefits	$23,307	$25,952	$15,477	$18,070
Shareholders’ Equity	603,283	605,928	425,274	427,867
6.	In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement No. 123R), which is effective for the Company no later than the beginning of its first fiscal quarter of 2006. Management intends to comply with the standard at the beginning of the Company’s first fiscal quarter of 2006; however, management does not believe that the impact would be materially different from the above pro forma disclosures under Note 10.

7.	The Company’s comprehensive income (loss) is as follows:

(In thousands)	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net Earnings	$11,862	$5,912	$42,636	$16,704
Change in Fair Value of Derivative Financial Instruments, Net of Tax	(783)	(83)	652	407
Foreign Currency Translation Adj.	(19,323)	3,445	(15,870)	8,006

Comprehensive Income (Loss)	$(8,244)	$9,274	$27,418	$25,117

8.	On January 28, 2005, the Company completed the sale of the outstanding stock of its wholly owned subsidiary Fluid Regulators Corporation (Fluid Regulators), which was included in the Company’s Sensors & Systems segment, for approximately $23.7 million. As a result of the sale, the Company recorded a gain of $7.0 million, net of tax of $2.4 million. Sales and net earnings for Fluid Regulators were $3.2 million and $0.1 million, respectively, during the three month period ended July 30, 2004. Sales and net earnings for Fluid Regulators were $3.5 million and $0.3 million, respectively, during the nine month period ended July 29, 2005 and $9.8 million and $0.9 million, respectively, during the nine month period ended July 30, 2004.

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

9.	The effective tax rate for the first nine months of fiscal 2005 was 29.2% (before a $2.0 million reduction of previously estimated tax liabilities), compared with 29.7% (before a $1.9 million reduction of previously estimated tax liabilities) for the first nine months of fiscal 2004. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits and benefits. The $2.0 million reduction of previously estimated tax liabilities in the first nine months of fiscal 2005 was due to the expiration of the statute of limitations and adjustments resulting from a reconciliation of U.S. and non-U.S. tax returns to the provision for income taxes. The $1.9 million reduction of previously estimated tax liabilities in the first nine months of fiscal 2004 was the result of receiving a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service covering the audit of research and development tax credits for fiscal years 1997 through 1999. Due to the NOPA and the expectation of a similar result for fiscal years 2000 through 2003, management revised the Company’s estimated liability for income taxes as of January 30, 2004.

10.	The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25. The variable method of accounting is used to account for stock option plans where the option holders are permitted to exercise options by surrendering the option subject to the grant in payment of the exercise price of the option and the related statutory taxes. No compensation cost is recognized at the grant date because the exercise price of all stock option grants is equal to the market price of the Company’s common stock as of the date of the grant. However, subsequent changes in the market price of the Company’s common stock to the date of exercise or forfeiture results in a change in measure of compensation cost. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (FAS 123 Adjustment), “Accounting for Stock-Based Compensation” (Statement No. 123):

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net earnings, as reported	$11,862	$5,912	$42,636	$16,704
Stock-based compensation costs, net of income tax included in net earnings as reported	2,250	1,709	2,707	2,679
Stock-based compensation cost, net of income tax under the fair value method of accounting	(736)	(476)	(1,653)	(1,311)

Pro forma net earnings	$13,376	$7,145	$43,690	$18,072

Basic earnings per share, as reported	$.47	$.28	$1.72	$.79
Add: FAS 123 Adjustment	.06	.06	.04	.06

Pro forma basic earnings per share	$.53	$.34	$1.76	$.85

Diluted earnings per share, as reported	$.46	$.27	$1.69	$.78
Add: FAS 123 Adjustment	.06	.06	.04	.06

Pro forma diluted earnings per share	$.52	$.33	$1.73	$.84

11.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and U.S. and non-U.S. plans maintained by Leach Holding Corporation (Leach). Components of net periodic pension cost consisted of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2005	2004	2005	2004
Components of Net Periodic Pension Cost
Service cost	$400	$753	$2,533	$2,567
Interest cost	2,599	1,422	7,307	4,883
Expected return on plan assets	(2,946)	(1,871)	(8,856)	(6,348)
Amortization of prior service cost	5	4	14	12
Amortization of actuarial loss	600	92	934	389

Net Periodic Cost	$658	$400	$1,932	$1,503

During the third fiscal quarter of 2005, the Company made a $4.7 million contribution to the U.S. pension plan maintained by Leach.

12.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net Sales
Avionics & Controls	$66,990	$48,705	$192,835	$147,313
Sensors & Systems	80,953	41,788	239,868	116,212
Advanced Materials	61,930	56,931	178,554	159,739

Total Net Sales	$209,873	$147,424	$611,257	$423,264

Segment Earnings
Avionics & Controls	$9,173	$6,650	$27,776	$21,766
Sensors & Systems	8,670	3,018	26,233	3,511
Advanced Materials	6,394	6,547	21,622	17,850

Total Segment Earnings	24,237	16,215	75,631	43,127

Corporate expense	(6,474)	(4,726)	(16,788)	(13,247)
Other income (expense)	(272)	(1)	(338)	574
Interest income	1,187	450	2,747	1,047
Interest expense	(4,654)	(4,410)	(13,433)	(12,865)

	$14,024	$7,528	$47,819	$18,636

13.	On June 3, 2005, the Company acquired all of the outstanding capital stock of Palomar Products, Inc. (Palomar), a $25 million (estimated annual sales) California-based manufacturer of secure military communications products, for approximately $29 million in cash, including the estimated change in net equity value from December 31, 2004 to closing. A purchase price adjustment is payable to the seller contingent upon achievement of financial results through December 31, 2005, as described in the Stock Purchase Agreement. Palomar’s products extend the Company’s avionics and controls product lines. Palomar is included in the Avionics & Controls segment and the results of its operations were included from the effective date of the acquisition.

14.	On November 24, 2004, the Company completed a public offering of 3.7 million shares of common stock, including shares sold under the underwriters’ over-allotment option, priced at $31.25 per share, generating net proceeds of approximately $109 million, of which $5.0 million was used to pay off existing credit facilities. The funds provide additional financial resources for acquisitions and general corporate purposes. The Company issued 303,826 and 233,137 shares under its employee stock plans during the nine month periods ended July 29, 2005 and July 30, 2004, respectively.

15.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the periods ended July 29, 2005, and July 30, 2004, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Senior Subordinated Notes which include Advanced Input Devices, Inc., Amtech Automated Manufacturing Technology, Angus Electronics Co., Armtec Countermeasures Co., Armtec Defense Products Co., Auxitrol Co., AVISTA, Incorporated, Boyar-Schultz Corporation, BVR Technologies Co., Equipment Sales Co., EA Technologies Corporation, Esterline Technologies Holdings Limited, H.A. Sales Co., Hauser Inc., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., Norwich Aero Products, Inc., Palomar Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., Surftech Finishes Co., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Advanced Input Devices Ltd. (England), Auxitrol S.A., Auxitrol Technologies S.A., Auxitrol Asia PTE Ltd., Esterline Input Devices Asia Ltd., Esterline Input Devices Ltd. (China), Esterline Technologies DK Aps (Denmark), Esterline Technologies Ltd. (England), Esterline Technologies Ltd. (Hong Kong), Excellon Europa GmbH, Excellon France S.A.R.L., Guizhou Leach-Tianyi Aviation Electrical Company Ltd. (China), Leach International Asia-Pacific Ltd. (Hong Kong), Leach International Europe S.A. (France), Leach International Germany GmbH (Germany), Leach International Mexico S. de R.L. de C.V. (Mexico), Leach International U.K. (England), LRE Medical GmbH (Germany), Muirhead Aerospace Ltd., Norcroft Dynamics Ltd., Pressure Systems International Ltd., TA Mfg. Limited, Weston Aero Ltd. (England), and Weston Aerospace Ltd. (England). The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies and have fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes.

Condensed Consolidating Balance Sheet as of July 29, 2005.

(In thousands)
(Restated)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets

Current Assets
Cash and cash equivalents	$39,299	$3,089	$37,951	$—	$80,339
Cash in escrow	11,744	—	—	—	11,744
Short-term investments	75,205	—	—	—	75,205
Accounts receivable, net	503	82,866	51,492	—	134,861
Inventories	—	90,497	45,654	—	136,151
Deferred income tax benefits	24,798	52	1,102	—	25,952
Prepaid expenses	189	4,355	2,437	—	6,981
Other current assets	—	288	—	—	288

Total Current Assets	151,738	181,147	138,636	—	471,521

Property, Plant & Equipment, Net	2,385	95,046	38,928	—	136,359
Goodwill	—	191,339	69,057	—	260,396
Intangibles, Net	141	84,378	84,733	—	169,252
Debt Issuance Costs, Net	5,312	—	—	—	5,312
Deferred Income Tax Benefits	11,130	—	767	—	11,897
Other Assets	3,111	17,616	4,557	—	25,284
Amounts Due (To) From Subsidiaries	148,791	43,357	—	(192,148)	—
Investment in Subsidiaries	599,916	120	(119)	(599,917)	—

Total Assets	$922,524	$613,003	$336,559	$(792,065)	$1,080,021

(In thousands)
(Restated)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$217	$16,700	$25,090	$—	$42,007
Accrued liabilities	30,015	46,471	24,662	—	101,148
Credit facilities	—	—	2,301	—	2,301
Current maturities of long-term debt	30,000	—	913	—	30,913
Federal and foreign income taxes	(73)	133	4,209	—	4,269

Total Current Liabilities	60,159	63,304	57,175	—	180,638

Long-Term Debt, Net	215,340	—	1,867	—	217,207
Deferred Income Taxes	30,944	(9)	15,001	—	45,936
Other Liabilities	10,153	11,056	6,555		27,764
Minority Interest	—	—	2,548	—	2,548
Amounts Due To (From) Subsidiaries	—	—	189,140	(189,140)	—
Shareholders’ Equity	605,928	538,652	64,273	(602,925)	605,928

Total Liabilities and Shareholders’ Equity	$922,524	$613,003	$336,559	$(792,065)	$1,080,021

Condensed Consolidating Statement of Operations for the three month period ended July 29, 2005.

(In thousands)
(Restated)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$—	$144,356	$69,612	$(4,095)	$209,873
Cost of Sales	—	100,845	47,430	(4,095)	144,180

	—	43,511	22,182	—	65,693

Expenses
Selling, general and administrative	—	25,067	11,860	—	36,927
Research, development and engineering	—	4,721	6,282	—	11,003

Total Expenses	—	29,788	18,142	—	47,930

Operating Earnings From Continuing Operations	—	13,723	4,040	—	17,763

Other expense	—	59	213	—	272
Interest income	(3,994)	(690)	(709)	4,206	(1,187)
Interest expense	4,592	1,042	3,226	(4,206)	4,654

Other Expense, Net	598	411	2,730	—	3,739

Income (Loss) From Continuing Operations Before Taxes	(598)	13,312	1,310	—	14,024
Income Tax Expense (Benefit)	(273)	1,990	326	—	2,043

Income (Loss) From Continuing Operations Before Minority Interest	(325)	11,322	984	—	11,981

Minority Interest	—	—	(122)	—	(122)

Income (Loss) From Continuing Operations	(325)	11,322	862	—	11,859

Income From Discontinued Operations, Net of Tax	—	3	—	—	3
Equity in Net Income of Consolidated Subsidiaries	12,187	—	—	(12,187)	—

Net Income (Loss)	$11,862	$11,325	$862	$(12,187)	$11,862

Condensed Consolidating Statement of Operations for the nine month period ended July 29, 2005.
(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$—	$410,850	$213,458	$(13,051)	$611,257
Cost of Sales	—	288,009	143,968	(13,051)	418,926

	—	122,841	69,490	—	192,331

Expenses
Selling, general and administrative	—	67,489	35,883	—	103,372
Research, development and engineering	—	12,443	17,673	—	30,116

Total Expenses	—	79,932	53,556	—	133,488

Operating Earnings From Continuing Operations	—	42,909	15,934	—	58,843

Other expense	50	75	213	—	338
Interest income	(11,574)	(2,386)	(1,983)	13,196	(2,747)
Interest expense	13,573	3,607	9,449	(13,196)	13,433

Other Expense, Net	2,049	1,296	7,679	—	11,024

Income (Loss) From Continuing Operations Before Taxes	(2,049)	41,613	8,255	—	47,819
Income Tax Expense (Benefit)	(699)	10,268	2,412	—	11,981

Income (Loss) From Continuing Operations Before Minority Interest	(1,350)	31,345	5,843	—	35,838

Minority Interest	—	—	(170)		(170)

Income (Loss) From Continuing Operations	(1,350)	31,345	5,673	—	35,668

Income From Discontinued Operations, Net of Tax	—	6,968	—	—	6,968
Equity in Net Income of Consolidated Subsidiaries	43,986	—	—	(43,986)	—

Net Income (Loss)	$42,636	$38,313	$5,673	$(43,986)	$42,636

Condensed Consolidating Statement of Cash Flows for the nine month period ended July 29, 2005.
(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$42,636	$38,313	$5,673	$(43,986)	$42,636
Minority interest	—	—	170	—	170
Depreciation & amortization	—	16,557	10,251	—	26,808
Deferred income taxes	3,713	(61)	(3,613)	—	39
Stock-based compensation	—	3,300	773	—	4,073
Gain on sale of discontinued operations	—	(9,456)	—	—	(9,456)
Loss on sale of building	—	59	—	—	59
Working capital changes, net of effect of acquisitions Accounts receivable	1,718	2,804	(7,250)	—	(2,728)
Inventories	—	(12,693)	(4,935)	—	(17,628)
Prepaid expenses	164	(777)	2,904	—	2,291
Other current assets	147	—	—	—	147
Accounts payable	(303)	(539)	5,827	—	4,985
Accrued liabilities	1,109	509	252	—	1,870
Federal & foreign income taxes	(3,069)	58	1,024	—	(1,987)
Other liabilities	5,870	(1,991)	(4,807)	—	(928)
Other, net	(321)	(5,541)	3,370	—	(2,492)

	51,664	30,542	9,639	(43,986)	47,859

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(325)	(10,119)	(4,477)	—	(14,921)
Proceeds from sale of discontinued operations	—	21,421	—	—	21,421
Proceeds from sale of building	—	2,319	—	—	2,319
Escrow deposit	(4,207)	—	—	—	(4,207)
Proceeds from sale of capital assets	61	727	277	—	1,065
Purchase of short-term investments	(75,205)	—	—	—	(75,205)
Acquisitions of businesses, net	—	(33,088)	—	—	(33,088)

	(79,676)	(18,740)	(4,200)	—	(102,616)

(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	4,919	—	—	—	4,919
Proceeds provided by sale of common stock	108,490	—	—	—	108,490
Net change in credit facilities	(5,000)	—	443	—	(4,557)
Repayment of long-term debt	(1,429)	(57)	(321)	—	(1,807)
Investment in subsidiaries	(46,528)	(11,093)	13,635	43,986	—

	60,452	(11,150)	13,757	43,986	107,045

Effect of Foreign Exchange Rates on Cash	—	84	(1,512)	—	(1,428)

Net Increase in Cash and Cash Equivalents	32,440	736	17,684	—	50,860
Cash and Cash Equivalents — Beginning of Year	6,859	2,353	20,267	—	29,479

Cash and Cash Equivalents — End of Year	$39,299	$3,089	$37,951	$—	$80,339

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
(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$—	$112,200	$35,499	$(275)	$147,424
Cost of Sales	—	79,328	22,509	(275)	101,562

	—	32,872	12,990	—	45,862

Expenses
Selling, general and administrative	—	19,723	8,735	—	28,458
Research, development and engineering	—	2,651	3,264	—	5,915

Total Expenses	—	22,374	11,999	—	34,373

Operating Earnings From Continuing Operations	—	10,498	991	—	11,489

Other expense	—	1	—	—	1
Interest income	(1,504)	(628)	(212)	1,894	(450)
Interest expense	4,334	626	1,344	(1,894)	4,410

Other (Income) Expense, Net	2,830	(1)	1,132	—	3,961

Income (Loss) From Continuing Operations Before Taxes	(2,830)	10,499	(141)	—	7,528
Income Tax Expense (Benefit)	(836)	2,896	132	—	2,192

Income (Loss) From Continuing Operations	(1,994)	7,603	(273)	—	5,336

Income From Discontinued Operations, Net of Tax	—	576	—	—	576
Equity in Net Income of Consolidated Subsidiaries	7,906	—	—	(7,906)	—

Net Income (Loss)	$5,912	$8,179	$(273)	$(7,906)	$5,912

Condensed Consolidating Statement of Operations for the nine month period ended July 30, 2004.
(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$—	$325,909	$98,091	$(736)	$423,264
Cost of Sales	—	228,966	61,996	(736)	290,226

	—	96,943	36,095	—	133,038

Expenses
Selling, general and administrative	—	57,785	28,020	—	85,805
Research, development and engineering	—	7,077	10,276	—	17,353

Total Expenses	—	64,862	38,296	—	103,158

Operating Earnings (Loss) From Continuing Operations	—	32,081	(2,201)	—	29,880

Other (income) expense	—	(577)	3	—	(574)
Interest income	(4,476)	(1,886)	(352)	5,667	(1,047)
Interest expense	12,629	1,876	4,027	(5,667)	12,865

Other (Income) Expense, Net	8,153	(587)	3,678	—	11,244

Income (Loss) From Continuing Operations Before Taxes	(8,153)	32,668	(5,879)	—	18,636
Income Tax Expense (Benefit)	(2,406)	7,493	(1,445)	—	3,642

Income (Loss) From Continuing Operations	(5,747)	25,175	(4,434)	—	14,994

Income From Discontinued Operations, Net of Tax	—	1,710	—	—	1,710
Equity in Net Income of Consolidated Subsidiaries	22,451	—	—	(22,451)	—

Net Income (Loss)	$16,704	$26,885	$(4,434)	$(22,451)	$16,704

Condensed Consolidating Statement of Cash Flows for the nine month period ended July 30, 2004.
(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$16,704	$26,885	$(4,434)	$(22,451)	$16,704
Depreciation & amortization	—	18,399	5,842	—	24,241
Deferred income taxes	(193)	(1)	72	—	(122)
Stock-based compensation	—	3,004	980	—	3,984
Gain on sale of land	—	(577)	—	—	(577)
Working capital changes, net of effect of acquisitions Accounts receivable	(91)	4,497	1,645	—	6,051
Inventories	—	(6,503)	(1,908)	—	(8,411)
Prepaid expenses	73	139	(820)	—	(608)
Accounts payable	(121)	98	705	—	682
Accrued liabilities	(4,464)	(3,898)	1,747	—	(6,615)
Federal & foreign income taxes	4,124	(102)	(483)	—	3,539
Other, net	(234)	(1,411)	1,918	—	273

	15,798	40,530	5,264	(22,451)	39,141

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(399)	(15,416)	(1,788)	—	(17,603)
Proceeds from sale of land	—	1,179	—	—	1,179
Proceeds from sale of capital assets	23	273	113	—	409
Proceeds from sale of short-term investments	12,797	—	—	—	12,797
Acquisitions of businesses, net	—	(6,633)	(249)	—	(6,882)

	12,421	(20,597)	(1,924)	—	(10,100)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	2,697	—	—	—	2,697
Debt issuance costs	(268)	—	—	—	(268)
Net change in credit facilities	—	—	329	—	329
Repayment of long-term debt	(29,615)	(57)	(319)	—	(29,991)
Investment in subsidiaries	(5,530)	(22,297)	5,376	22,451	—

	(32,716)	(22,354)	5,386	22,451	(27,233)

(In thousands)
(Restated)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Effect of Foreign Exchange Rates on Cash	(742)	12	(1,594)	—	(2,324)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,239)	(2,409)	7,132	—	(516)
Cash and Cash Equivalents — Beginning of Year	109,834	3,030	18,499	—	131,363

Cash and Cash Equivalents — End of Year	$104,595	$621	$25,631	$—	$130,847

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Results of Continuing Operations
Three Month Period Ended July 29, 2005 Compared to Three Month Period Ended July 30, 2004
Sales for the third fiscal quarter increased 42.4% when compared with the prior-year period. Sales by segment were as follows:

(In thousands)	Incr./(Decr.)	Three Months Ended
	from prior	July 29,	July 30,
	year period	2005	2004
Avionics & Controls	37.5%	$66,990	$48,705
Sensors & Systems	93.7%	80,953	41,788
Advanced Materials	8.8%	61,930	56,931

Total Net Sales		$209,873	$147,424

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
Selling, general and administrative expenses (which include corporate expenses) totaled $36.9 million and $28.5 million for the third fiscal quarter of 2005 and 2004, respectively, or 17.6% of sales for the third fiscal quarter of 2005 compared with 19.3% for the prior-year period. Selling, general and administrative expenses include stock option expense of $3.4 million and $2.5 million in the third fiscal quarter of 2005 and 2004, respectively, which are non-cash charges resulting from mark-to-market adjustments under the variable method of accounting. The overall increase in the amount of selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses as a result of the Leach acquisition. The decrease in selling, general and administrative expenses as a percentage of sales principally reflected higher sales volumes without a proportional increase in the expense during the current fiscal quarter. These selling, general and administrative expenses are typically fixed.
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
Segment earnings (operating earnings excluding corporate expenses) for the third fiscal quarter of 2005 totaled $24.2 million, compared with $16.2 million for the third fiscal quarter in 2004. Avionics & Controls segment earnings were $9.2 million for the third fiscal quarter of 2005 compared with $6.7 million for the third fiscal quarter of 2004, principally reflecting the strong sales and results from our cockpit control and display operations. These results were partially offset by weaker earnings from our medical equipment operations. Additionally, prior-year period Avionics & Controls earnings were adversely impacted by relocating and consolidating facilities. Stock option expense was $1.0 million and $0.6 million in the third fiscal quarter of 2005 and 2004, respectively.
Sensors & Systems segment earnings were $8.7 million for the third quarter of fiscal 2005 compared with $3.0 million for the third quarter of fiscal 2004. The increase in Sensors & Systems earnings from the prior-year period reflected incremental earnings from the Leach acquisition and stronger earnings from our temperature and pressure sensors operations driven by increased aftermarket spares sales. Stock option expense was $0.5 million and $0.4 million in the third fiscal quarter of 2005 and 2004, respectively.
Advanced Materials segment earnings were $6.4 million for the third fiscal quarter of 2005 compared with $6.5 million for the third fiscal quarter of 2004. Advanced Materials earnings were enhanced by increased earnings at our elastomer material and metal finishing units, reflecting strong demand from aerospace customers and lower operating expenses. Earnings at our combustible ordnance and countermeasure operations were impacted by production inefficiencies on new countermeasure flare products and higher operating expenses. Stock option expense was $1.6 million and $0.8 million in the third fiscal quarter of 2005 and 2004, respectively.
Interest expense for the third quarter of 2005 was $4.7 million compared with $4.4 million for the third fiscal quarter of 2004.
The effective income tax rate for the third fiscal quarter of 2005 was 28.8% (before a $2.0 million reduction of previously estimated tax liabilities), compared with 29.1% for the third fiscal quarter of 2004. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits. The $2.0 million reduction of estimated tax liabilities in the third fiscal quarter of 2005 was due to the expiration of the statute of limitations and adjustments resulting from a reconciliation of U.S. and non-U.S. tax returns to the provision for income taxes.
New orders for the third fiscal quarter of 2005 were $223.0 million compared with $148.0 million for the same period in 2004. The increase in orders reflected the Leach and Palomar acquisitions, the timing of receiving countermeasure orders and increased cockpit control and display, and elastomer material orders.
Nine Month Period Ended July 29, 2005 Compared to Nine Month Period Ended July 30, 2004
Year-to-date sales increased 44.4% when compared with the prior-year period. Sales by segment were as follows:

(In thousands)	Incr./(Decr.)	Nine Months Ended
	from prior	July 29,	July 30,
	year period	2005	2004
Avionics & Controls	30.9%	$192,835	$147,313
Sensors & Systems	106.4%	239,868	116,212
Advanced Materials	11.8%	178,554	159,739

Total Net Sales		$611,257	$423,264

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
Overall, gross margin as a percentage of sales was 31.5% for the first nine months of fiscal 2005 compared with 31.4% for the first nine months of fiscal 2004. Avionics & Controls segment gross margin was 33.2% and 33.6% for the first nine months of fiscal 2005 and 2004, respectively. Avionics & Controls gross margin decreased from the prior-year period due to a higher mix of medical equipment sales. Sensors & Systems segment gross margin was 34.7% and 37.5% for the first nine months of fiscal 2005 and 2004, respectively. Sensors & Systems gross margin decreased from the prior-year period, reflecting a sales mix of lower margin sales from the Leach acquisition and motion control products, partially offset by greater aftermarket spares sales. Advanced Materials segment gross margin was 25.3% and 25.0% for the first nine months of fiscal 2005 and 2004, respectively. Advanced Materials gross margin increased when compared with the prior-year period, reflecting higher sales volume of elastomer material to aerospace customers, lower acquisition integration expenses, production efficiencies and lower workers’ compensation expense. The increase in Advanced Materials gross margin was partially offset by lower gross margin at our combustible ordnance operations due to lower sales volumes. Additionally, gross margin at our countermeasure operations declined due to incremental start-up costs on certain flare countermeasure devices and a delay in shipments resulting from a protest by a competitor.
Selling, general and administrative expenses (which include corporate expenses) totaled $103.4 million and $85.8 million for the first nine months of fiscal 2005 and 2004, respectively, or 16.9% of sales for the first nine months of fiscal 2005 compared with 20.3% for the prior-year period. Selling, general and administrative expenses include stock option expense of $4.1 million and $4.0 million in the first nine months of fiscal 2005 and 2004, respectively, which are non-cash charges resulting from mark-to-market adjustments under the variable method of accounting. The overall increase in the amount of selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses as a result of the Leach acquisition. The decrease in selling, general and administrative expense as a percentage of sales principally reflected $4.5 million in severance expense in our Sensors & Systems segment incurred in the prior-year period and higher sales volumes without a proportional increase in the expense during the nine months ended July 29, 2005. These selling, general and administrative expenses are typically fixed.
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
Segment earnings (operating earnings excluding corporate expenses) for the first nine months of fiscal 2005 totaled $75.6 million compared with $43.1 million for the prior-year period. Avionics & Controls earnings were $27.8 million for the first nine months of fiscal 2005 compared with $21.8 million in the prior-year period and principally reflected increased earnings from higher sales to the aftermarket, OEM customers and incremental earnings from the AVISTA acquisition. These results were partially offset by weaker earnings from our medical equipment operations. Additionally, prior-year period Avionics & Controls earnings were adversely impacted by the relocation and consolidation of facilities. Stock option expense was $1.2 million and $0.9 million in the first nine months of fiscal 2005 and 2004, respectively.
Sensors & Systems segment earnings were $26.2 million for the first nine months of fiscal 2005 compared with $3.5 million in the prior-year period. The increase in Sensors & Systems earnings from the prior-year period reflected incremental earnings from the Leach acquisition, higher sales volumes and lower operating expenses. The decrease in operating expenses compared with the prior-year period reflected $4.5 million in severance and legal costs incurred in the first fiscal quarter of 2004. Sensors & Systems earnings also reflected the impact of a weaker U.S. dollar relative to the euro on U.S. dollar-denominated sales and euro-based operating expenses. Stock option expense was $0.6 million and $0.8 million in the first nine months of fiscal 2005 and 2004, respectively.
Advanced Materials earnings were $21.6 million for the first nine months of fiscal 2005 compared with $17.9 million for the prior-year period. Advanced Materials earnings reflected higher sales and earnings from our elastomer and metal finishing operations. Advanced Materials earnings were negatively impacted by lower sales and earnings at our combustible ordnance operations, and higher operating expenses at our flare countermeasure operations. Stock option expense was $1.9 million and $1.4 million in the first nine months of fiscal 2005 and 2004, respectively.
Interest expense for the first nine months of fiscal 2005 was $13.4 million compared with $12.9 million for the prior-year period.

The effective income tax rate for the first nine months of fiscal 2005 was 29.2% (before a $2.0 million reduction of previously estimated tax liabilities) compared with 29.7% (before a $1.9 million reduction of previously estimated tax liabilities) for the prior-year period. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits. The $2.0 million reduction of previously estimated tax liabilities in the first nine months of fiscal 2005 was due to the expiration of the statute of limitations and adjustments resulting from a reconciliation of U.S. and non-U.S. tax returns to the provision for income taxes. The $1.9 million reduction of previously estimated tax liabilities in the first nine months of fiscal 2004 was a result of receiving a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service covering the audit of research and development tax credits for fiscal years 1997 through 1999. Due to the NOPA and the expectation of a similar result for fiscal years 2000 through 2003, we revised our estimated liability for income taxes as of January 30, 2004.
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

Liquidity and Capital Resources
Cash and cash equivalents and short-term investments at July 29, 2005 totaled $155.5 million, an increase of $126.1 million from October 29, 2004. Net working capital increased to $290.9 million at July 29, 2005 from $173.0 million at October 29, 2004. Sources of cash flows from operating activities principally consist of cash received from the sale of products offset by cash payments for material, labor and operating expenses. Cash flows from operating activities were $47.9 million and $39.1 million in the first nine months of fiscal 2005 and 2004, respectively. The increase principally reflected higher net earnings, partially offset by increased inventory purchases and a $4.7 million contribution to the U.S. pension plan maintained by Leach. The net increase in cash flows used by investing activities principally reflected increased purchases of short-term investments, the net proceeds from the sale of Fluid Regulators of $21.4 million, a $3.3 million purchase price adjustment payable to the seller of AVISTA, a $5.0 million acquisition payment for Leach paid from cash in escrow and a $24.7 million payment for the acquisition of Palomar in the third fiscal quarter of 2005. The increased purchases of short-term investments during the first nine months of fiscal 2005 include the reclassification of approximately $34.0 million of short-term investments from cash and cash equivalents at April 29, 2005. Cash flows used by investing activities in the prior-year period included the $6.5 million acquisition of AVISTA. The increase in cash provided by financing activities principally reflected the net proceeds of $108.5 million from our public offering of 3.7 million shares of common stock completed on November 24, 2004, partially offset by the repayment of $30 million of the 1999 Senior Notes in accordance with their terms in the prior-year period.
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

Item 6.	Exhibits

	10.16k†	Esterline Technologies Corporation Long Term Incentive Plan.

	11	Schedule setting forth computation of basic and diluted earnings per common share for the three and nine month periods ended July 29, 2005 and July 30, 2004.

	31.1	Certification of Chief Executive Officer.

	31.2	Certification of Chief Financial Officer.

	32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Previously filed.

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