Form 10-K
period 2005-10-28
ESTERLINE TECHNOLOGIES CORP
filed 2006-01-06
CIK 33619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 28, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☑ Yes ☐ No
     As of January 4, 2006, 25,355,344 shares of the Registrant’s common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of April 29, 2005 was $812,980,803 (based upon the closing sales price of $32.32 per share).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Annual Report to Shareholders for fiscal year ended October 28, 2005 – Parts I, II and IV.
Portions of Definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders, to be held on March 1, 2006 – Part III.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Independent Registered Public Accounting Firm Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT 10.4
EXHIBIT 10.4(a)
EXHIBIT 10.5
EXHIBIT 10.5(a)
EXHIBIT 10.15
EXHIBIT 10.19
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 11
EXHIBIT 12.1
EXHIBIT 13
EXHIBIT 21
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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
Our products have a long history in the aerospace and defense industry and are found on most military and commercial aircraft, helicopters, and land-based systems. For example, our products are used on the majority of active and in-production U.S. military aircraft and on every Boeing commercial aircraft platform manufactured in the past 65 years. In addition, our products are supplied to Airbus, all of the major regional and business jet manufacturers, and the major aircraft engine manufacturers. We differentiate ourselves through our engineering and manufacturing capabilities and our reputation for quality, reliability, and innovation. We work closely with original equipment manufacturers (OEMs) on new, highly engineered product designs which often results in our products being designed into their platforms; this integration often results in sole-source positions for OEM production and aftermarket business. In fiscal 2005, we estimate that 30% of our sales to commercial and military aerospace customers were derived from aftermarket business. Our aftermarket sales, including retrofits, spare parts, and repair services, historically carry a higher gross margin and have more stability than sales to OEMs. In many cases, aftermarket sales extend well beyond the OEM production period, supporting the platform during its entire life cycle.
Our sales are diversified across three broad markets: defense, commercial aerospace, and general industrial. For fiscal 2005, we estimate we derived approximately 40% of our sales from the defense market, 40% from the commercial aerospace market and 20% from the general industrial market.

In fiscal 2005 we acquired all of the outstanding capital stock of Palomar Products Inc. (Palomar), a $25 million (estimated annual sales) manufacturer of secure military communications products, for approximately $21.3 million in cash before a $4.2 million escrow deposit, acquisition costs and the estimated change in net equity value from December 31, 2004 to closing. Palomar’s products extend the Company’s avionics and controls product lines. Additionally, on December 16, 2005, we acquired all of the outstanding capital stock of Darchem Holdings Limited (Darchem), a $70 million (estimated annual sales) manufacturer of thermally engineered components for critical aerospace applications for U.K. £67.5 million in cash (approximately $120.0 million), subject to adjustment based on the amount of cash and net working capital of Darchem as of closing. Darchem holds a leading position in its niche market and fits our engineered-to-order model. Darchem will be included in the Advanced Materials segment. For further information regarding these acquisitions, see Note 14 to the Company’s Consolidated Financial Statements contained in the Annual Report to Shareholders for the fiscal year ended October 28, 2005. The Annual Report is included as Exhibit 13 to this report.
(b) Financial Information About Industry Segments.
A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to our business segments for fiscal years 2005, 2004 and 2003 is reported in Note 15 to the Company’s Consolidated Financial Statements contained in the Annual Report to Shareholders for the fiscal year ended October 28, 2005. The Annual Report is included as Exhibit 13 of this report.
(c) Narrative Description of Business.
Avionics & Controls
Our Avionics & Controls business segment designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles, secure communications systems, specialized medical equipment, and other industrial applications.
We are a market leader in the development, manufacturing and marketing of sophisticated high reliability technology interface systems for commercial and military aircraft. These products include lighted push-button and rotary switches, keyboards, lighted indicators, panels and displays that are used in a broad variety of control and display applications. They have been integrated into many existing aircraft designs, including every Boeing commercial aircraft platform currently in production. This large installed base provides us with a significant spare parts and retrofit business. We are a Tier 1 supplier on the Boeing 787 program to design and manufacture all of the cockpit overhead panels and embedded software for these systems. In addition, we manufacture control sticks, grips and wheels, as well as specialized switching systems. In this area, we primarily serve commercial and military aviation, and airborne and ground-based military equipment manufacturing customers. For example, we are a leading manufacturer of pilot control grips for most types of military fighter jets and helicopters. Additionally, our software engineering center supports our customers’ needs with such applications as primary flight displays, flight management systems, air data computers and engine control systems.
Our proprietary products meet critical operational requirements and provide customers with significant technological advantages in such areas as night vision compatibility (a technology enabling display screens to be read using night vision equipment), and backlighting for active-matrix liquid-crystal displays (a technology enabling pilots to read display screens in a variety of light conditions as well as from extreme angles). Our products are incorporated in a wide variety of platforms ranging from military helicopters, fighters and transports, to commercial wide-body, regional and business jets. In fiscal 2005, some of our largest customers for these products included The Boeing Company, Honeywell, BAE Systems, Lockheed Martin, Smiths Aerospace, and Rockwell.
We are also a supplier in custom input integration with a full line of keyboard switch and input technologies for specialized medical equipment, communications systems and comparable equipment for military applications. These products include custom keyboards, keypads, and input devices that integrate cursor control devices, bar-code scanners, displays, laser pointers, and voice activation. We have developed a wide variety of technologies, including plastic and vinyl membranes that protect high-use switches and fully depressible buttons, and backlighted elastomer switch coverings that are resistant to exposure from harsh chemicals. These technologies now serve as the foundation for a small but growing portion of our product line. In fiscal 2005, some of our largest customers for these products included Menarini, Roche, Lockheed Martin, Philips, and General Electric.
Sensors & Systems
Our Sensors & Systems business segment produces high-precision temperature and pressure sensors, electrical power switching, control and data communication devices, fluid control components, micro-motors, motion control sensors, and other related systems principally for aerospace and defense customers. We are a market leader for these products in Europe with growing positions in the United States. For example, we are the sole-source supplier of temperature probes for use on all versions of the General Electric/Snecma CFM-56 jet engine. The CFM-56 has an installed base of over 15,000 engines, is standard equipment on new generation Boeing 737 aircraft and has been selected as the engine for approximately 40% of all Airbus aircraft delivered to date. We are contracted to design and manufacture the 787’s sensors for the environmental control system and the primary power distribution assembly for the new Airbus A400M military transport. Additionally, we have secured a Tier 1 position with Europrop, a Rolls Royce-led consortium, for the complete suite of sensors for the engine that will power the A400M. The principal customers for our products in this business segment are jet engine manufacturers, airframe manufacturers, petroleum companies and electric utilities. In fiscal 2005, some of our largest customers for these products included Flame, Safran, British Ministry of Defence, Rolls Royce, General Electric, Avnet, The Boeing Company, Honeywell, Parker Hannifin, and BAE Systems.
Advanced Materials
Our Advanced Materials business segment develops and manufactures high-performance elastomer products used in a wide range of commercial aerospace and military applications, and combustible ordnance for military applications. This segment focuses on process-related technologies.
Specialized High-Performance Applications. We specialize in the development of proprietary formulations for silicone rubber and other elastomer products. Our elastomer products are engineered to address specific customer requirements where superior performance in high temperature, high pressure, caustic, abrasive and other difficult environments is critical. These products include thermal fire barrier insulation products and precision metal components, seals, tubing and coverings designed in custom-molded shapes. Some of the products include proprietary elastomers that are specifically designed for use on or near a jet engine. We are a leading U.S. supplier of high-performance elastomer products to the aerospace industry, with our primary customers for these products being jet and rocket engine manufacturers, commercial and military airframe manufacturers, as well as commercial airlines. In fiscal 2005, some of the largest customers for these products included the U.S. Department of Defense, Alliant Techsystems, The Boeing Company, General Dynamics, KAPCO, Honeywell, Lockheed Martin, and Goodrich.
Other Defense Applications. We develop and manufacture combustible ordnance and electronic warfare countermeasure devices for military customers. We manufacture molded fiber cartridge cases, mortar increments, igniter tubes and other combustible ordnance components primarily for the U.S. Department of Defense. We are currently the sole supplier of combustible casings utilized by the U.S. Armed Forces. Sales are made either directly to the U.S. Department of Defense or through prime contractors, Alliant Techsystems and General Dynamics. These products include the combustible case for the U.S. Army’s new generation 155mm Modular Artillery Charge System, the 120mm combustible case used with the main armament system on the U.S. Army and Marine Corps’ M1-A1/2 tanks, and the 60mm, 81mm and 120mm combustible mortar increments. We are also currently the only U.S. supplier of radar countermeasure chaff and one of two suppliers to the U.S. Army of infrared decoy flares used by aircraft to help protect against radar and infrared guided missiles.
A summary of product lines contributing sales of 10% or more of total sales for fiscal years 2005, 2004 and 2003 is reported in Note 15 to the Consolidated Financial Statements contained in the Annual Report to Shareholders for the fiscal year ended October 28, 2005. The Annual Report is included as Exhibit 13 of this report.
Marketing and Distribution
We believe that a key to continued success is our ability to meet customer requirements both domestically and internationally. We have and will continue to improve our sales and distribution channels in order to provide a wider variety of products and to improve the effectiveness of our customers’ supply chain. For example, in fiscal 2005 we opened a medical device assembly operation in Shanghai, China, to better service our global medical customers. In addition, we opened a service center in Singapore for our temperature sensor customers. Other enhancements include combining sales and marketing forces of our operating units where appropriate, cross-training our sales representatives on multiple product lines, and cross-stocking our spares parts and components.
In the technical and highly engineered product segments in which we compete, relationship selling is particularly appropriate in targeted marketing segments where customer and supplier design and engineering inputs need to be tightly integrated. Participation in industry trade shows is an effective method of meeting customers, introducing new products, and exchanging technical specifications. In addition to technical and industry conferences, our products are supported through direct internal international sales efforts, as well as through manufacturer representatives and selected distributors. Currently, 153 sales people, 202 representatives, and 124 distributors support our operations internationally.
Backlog
Backlog at October 28, 2005, was $482.8 million, compared with $423.8 million at October 29, 2004. We estimate that approximately $234.6 million of backlog is scheduled to be shipped after fiscal 2006.
Backlog is subject to cancellation until delivered, and therefore, we cannot assure that our backlog will be converted into revenue in any particular period or at all. Backlog does not include the total contract value of cost-plus reimbursable contracts, which are funded as we incur the costs. Except for the released portion, backlog also does not include fixed-price multi-year contracts.
Competition
Our products and services are affected by varying degrees of competition. We compete with other companies in most markets we serve, many of which have far greater sales volumes and financial resources. The principal competitive factors in the commercial markets in which we participate are product performance, service and price. Part of product performance requires expenditures in research and development that lead to product improvement. The market for many of our products may be affected by rapid and significant technological changes and new product introduction. Our principal competitors include Eaton, ECE and Aerospace Optics in our Avionics & Controls segment; Ametek, Meggitt, Deutsch, Tyco, MPC Products and Goodrich in our Sensors & Systems segment; and Meggitt (including Dunlop Standard Aerospace Group), Adel Wiggins, RE Darling and Parker in our Advanced Materials segment.
Research and Development
Currently, our product development and design programs utilize an extensive base of professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed. In fiscal 2005, approximately $42.2 million was expended for research, development and engineering, compared with $25.9 million in fiscal 2004 and $17.8 million in fiscal 2003. We believe continued product development is key to our long-term growth, and consequently, we consistently invest in research and development. Examples include research and development projects relating to a ground fault interrupter for aircraft applications, insulation material for various rocket and missile programs, high temperature, low observable material for military applications, and kinematic countermeasure flares for military applications, as well as new sensing technologies including packaging and silicon-on-insulator pressure sensors. In fiscal 2005 and 2004, we began bidding and winning new aerospace programs which will result in increased company-funded research and development. These programs included the A400 power distribution assembly, TP400 engine sensors, 787 overhead control panel and 787 environmental control system programs. In addition, we actively participate in customer-funded research and development programs, including flight controls and instrumentation on the Joint Strike Fighter and Eurofighter and Gulfstream V flight controls.
Foreign Operations
Our principal foreign operations consist of manufacturing facilities located in France, Germany and the United Kingdom and include sales and service operations located in Singapore and China. For further information regarding foreign operations, see Note 15 to the Consolidated Financial Statements contained in the Annual Report to Shareholders for the fiscal year ended October 28, 2005. The Annual Report is included as Exhibit 13 of this report.
Government Contracts and Subcontracts
As a contractor and subcontractor to the U.S. government (primarily the U.S. Department of Defense), we are subject to various laws and regulations that are more restrictive than those applicable to private sector contractors. Approximately 13% of our sales were made directly to the U.S. government in fiscal 2005. In addition, we estimate that our subcontracting activities to contractors for the U.S. government accounted for approximately 12% of sales during fiscal 2005.

Therefore, we estimate that approximately 25% of our sales during the fiscal year were subject to government contracting regulations. Such contracts may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending, and other factors.
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
Employees
For our continuing operations, we had approximately 6,700 employees at October 28, 2005, of which 4,650 were based in the United States, 1,700 in Europe, 230 in Mexico and 120 in Asia. Approximately 17% of the U.S.-based employees were represented by a labor union. Our European operations are subject to national trade union agreements and to local regulations governing employment.
(d) Financial Information About Foreign and Domestic Operations and Export Sales.
See risk factor below entitled “Political and economic instability in foreign countries and markets may have a material adverse impact on our operating results” and Note 15 to the Consolidated Financial Statements contained in the Annual Report to Shareholders for the fiscal year ended October 28, 2005. The Annual Report is included as Exhibit 13 of this report.
(e) Available Information of the Registrant.
You can access financial and other information on our website, www.esterline.com. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and charters for our board committees are also available on our website and available in print (at no charge) to any shareholder upon request. Our website and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K.

Executive Officers of the Registrant
The names and ages of all executive officers of the Company and the positions and offices held by such persons as of January 6, 2006 are as follows:

Name	Position with the Company	Age
Robert W. Cremin	Chairman, President and Chief Executive Officer	65
Robert D. George	Vice President, Chief Financial Officer, Secretary and Treasurer	49
Marcia J. M. Greenberg	Vice President, Human Resources	53
Frank E. Houston	Group Vice President	54
Larry A. Kring	Senior Group Vice President	65
Stephen R. Larson	Vice President, Strategy & Technology	61
Richard J. Wood	Group Vice President	52
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
Mr. Houston has been Group Vice President since March 2005. Previously, he was President of Korry Electronics Co., part of Esterline’s Avionics & Controls segment, since October 2002. From March 2000 to October 2002, he served as President of Advanced Input Devices, Inc., also part of the Avionics & Controls segment. Mr. Houston has an M.B.A. from the University of Washington and a Bachelor of Arts degree in Political Science from Seattle Pacific University.
Mr. Kring has been Senior Group Vice President since February 2005. Previously he was Group Vice President from August 1993. Mr. Kring has an M.B.A. from California State University at Northridge and a B.S. degree in Aeronautical Engineering from Purdue University.
Mr. Larson has been Vice President, Strategy & Technology since January 2000. Previously, he was Group Vice President from April 1991 through December 1999. Mr. Larson has an M.B.A. from the University of Chicago and a B.S. degree in Electrical Engineering from Northwestern University.
Mr. Wood has been Group Vice President since February 2005. Previously, he was the President of Esterline’s Sensors Group, which is included in the Sensors & Systems business segment, since July 2003. From March 2000 to July 2003, he served as Managing Director (Chief Executive Officer) of Weston Aerospace, a manufacturer of high-end sensors for large thrust jet engines acquired by Esterline in June 2003. Mr. Wood has a B.Sc. degree in Engineering Science from the University of Durham in England and is a Fellow of the Royal Aeronautical Society.

Forward-Looking Statements
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
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the headings “Risks Relating to Our Business and Our Industry,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:
•	A significant downturn in the aerospace industry;

•	A significant reduction in defense spending;

•	A decrease in demand for our products as a result of competition, technological innovation or otherwise;

•	Our inability to integrate acquired operations or complete acquisitions; and

•	Loss of a significant customer or defense program.
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
Risk Factors
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
Effective the beginning of fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement No. 142). As a result, we are required to test both acquired goodwill and other indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the fair market value is less than the book value of goodwill, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, we have accumulated $261.2 million of goodwill, and have $21.9 million of indefinite-lived intangible assets, out of total assets of $1,115.32 million at October 28, 2005. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We also may be required to record an earnings charge or incur unanticipated expenses if, due to a change in strategy or other reason, we determined the value of other assets has been impaired.
We performed our impairment review for fiscal 2005 as of July 30, 2005, and our Step One analysis indicated that no impairment of goodwill exists on any of the Company's reporting units.

The loss of a significant customer or defense program could have a material adverse effect on our operating results.
Some of our operations are dependent on a relatively small number of customers and defense programs, which change from time to time. Significant customers in fiscal 2005 included the U.S. Department of Defense, The Boeing Company, General Dynamics, Flame, Rolls Royce, Honeywell, Lockheed Martin and Smiths Industries. There can be no assurance that our current significant customers will continue to buy our products at current levels. The loss of a significant customer or the cancellation of orders related to a sole-source defense program could have a material adverse effect on our operating results if we were unable to replace the related sales.
Our operating results are subject to fluctuations that may cause our revenues to decline.
Our business is susceptible to seasonality and economic cycles, and as a result, our operating results have fluctuated widely in the past and are likely to continue to do so. Our revenue tends to fluctuate based on a number of factors, including domestic and foreign economic conditions and developments affecting the specific industries and customers we serve. For example, the events of September 11, 2001 and the downturn in commercial aviation, due to, among other things, the conflict in Iraq, impacted our operations. It is possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of securities analysts or investors, causing the market price of our common stock or senior subordinated notes to decline. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon to predict our future performance.
Political and economic instability in foreign countries and markets may have a material adverse effect on our operating results.
Foreign sales were approximately 41.4% of our total sales in fiscal 2005, and we have manufacturing facilities in a number of foreign countries. Doing business in foreign countries is subject to numerous risks, including political and economic instability, restrictive trade policies of foreign governments, economic conditions in local markets, health concerns, inconsistent product regulation or unexpected changes in regulatory and other legal requirements by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements. To the extent that foreign sales are transacted in a foreign currency, we are subject to the risk of losses due to foreign currency fluctuations. In addition, we have substantial assets denominated in foreign currencies, primarily the U.K. pound and euro, that are not offset by liabilities denominated in those foreign currencies. These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.
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
Our products and services are affected by varying degrees of competition. We compete with other companies and divisions and units of larger companies in most markets we serve, many of which have greater sales volumes or financial, technological or marketing resources than we do. Our principal competitors include: Eaton, ECE and Aerospace Optics in our Avionics & Controls segment; Ametek, Deutsch, Tyco, MPC Products and Goodrich in our Sensors & Systems segment; and Meggitt (including Dunlop Standard Aerospace Group) Adel Wiggins, RE Darling and Parker in our Advanced Materials segment. The principal competitive factors in the commercial markets in which we participate are product performance, service and price. Maintaining product performance requires expenditures in research and development that lead to product improvement and new product introduction. Companies with more substantial financial resources may have a better ability to make such expenditures. We cannot assure that we will be able to continue to successfully compete in our markets, which could adversely affect our business, financial condition and results of operations.
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
As of October 28, 2005, we had $248.6 million of debt outstanding, of which $247.6 million is long-term debt. Our primary U.S. dollar credit facility as of October 28, 2005 totaled $60.0 million and is made available through a group of banks. Subsequent to October 28, 2005, our U.S. credit facility was increased to $100.0 million. The credit agreement is secured by substantially all of the Company’s assets. In addition, we have unsecured foreign currency credit facilities that have been extended by foreign banks for up to $11.6 million. Available credit under the above credit facilities was $58.4 million at October 28, 2005, when reduced by outstanding foreign bank borrowings of

$2.0 million and letters of credit of $11.2 million. On December 16, 2005 we borrowed approximately $80.0 million under our credit facility to finance the acquisition of Darchem Holding Limited as more fully described in Note 14 to the Consolidated Financial Statements contained in the Annual Report to Shareholders for the fiscal year ended October 28, 2005. The Annual Report is included as Exhibit 13 of this report.
The indenture governing the notes and our other debt agreements limit, but do not prohibit, us from incurring additional debt in the future. Our level of debt could have significant consequences to our business, including the following:
•	Depending on interest rates and debt maturities, a substantial portion of our cash flow from operations could be dedicated to paying principal and interest on our debt, thereby reducing funds available for our acquisition strategy, capital expenditures or other purposes;

•	A significant amount of debt could make us more vulnerable to changes in economic conditions or increases in prevailing interest rates;

•	Our ability to obtain additional financing for acquisitions, capital expenditures or for other purposes could be impaired;

•	The increase in the amount of debt we have outstanding increases the risk of non-compliance with some of the covenants in our debt agreements which require us to maintain specified financial ratios; and

•	We may be more leveraged than some of our competitors, which may result in a competitive disadvantage.
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
Our customers set demanding specifications for product performance, reliability and cost. Some of our government contracts and subcontracts provide for a predetermined, fixed price for the products we make regardless of the costs we incur. Therefore, we must absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that we may achieve. Our failure to anticipate technical problems, estimate costs accurately, integrate technical processes effectively or control costs during performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause a loss. While we believe that we have recorded adequate provisions in our financial statements for losses on our fixed-price contracts, when required under GAAP, we cannot assure that our contract loss provisions will be adequate to cover all actual future losses. Therefore, we may incur losses on fixed-price contracts that we had expected to be profitable, or such contracts may be less profitable than expected.
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
The aircraft industry is cyclical in nature and affected by many factors beyond our control. The current state of the aircraft market, which has been affected by the conflict in Iraq and by the events of September 11, 2001, has resulted in bankruptcy filings, restructurings and downsizing by the major commercial and regional airline carriers. This downturn has had and will likely continue to have an adverse effect on our business, financial condition and operating results.
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
We estimate that approximately 25% of our sales in fiscal 2005 were attributable to contracts in which we were either the prime contractor to, or a subcontractor to a prime contractor to, the U.S. government. As a contractor and subcontractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of federal government contracts that affect how we do business with our clients and may impose added costs on our business. For example, these regulations and laws include provisions that contracts we have been awarded are subject to:
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

Item 2. Properties
The following table summarizes our properties that are greater than 50,000 square feet, including identification of the business segment, as of October 28, 2005:

			Approximate	Owned
			Square	or
Location	Type of Facility	Business Segment	Footage	Leased
Brea, CA	Office, Plant & Warehouse	Advanced Materials	429,000	Owned
East Camden, AR	Office & Plant	Advanced Materials	175,000	Leased
Seattle, WA	Office & Plant	Avionics & Controls	200,000	Leased
Coachella, CA	Office & Plant	Advanced Materials	112,000	Owned
Buena Park, CA	Office & Plant	Sensors & Systems	110,000	Owned*
Bourges, France	Office & Plant	Sensors & Systems	109,000	Leased
Farnborough, U.K.	Office & Plant	Sensors & Systems	108,000	Leased
Sylmar, CA	Office & Plant	Avionics & Controls	96,000	Leased
Kent, WA	Office & Plant	Advanced Materials	93,000	Owned
Valencia, CA	Office & Plant	Advanced Materials	88,000	Owned
Coeur d’Alene, ID	Office & Plant	Avionics & Controls	88,000	Leased
Taunton, MA	Office & Plant	Advanced Materials	85,000	Leased
Santa Fe Springs, CA	Office & Plant	Advanced Materials	81,000	Leased
London, U.K.	Office & Plant	Sensors & Systems	70,000	Leased
Tijuana, Mexico	Office & Plant	Sensors & Systems	61,000	Leased
Norwich, NY	Office & Plant	Sensors & Systems	54,000	Owned
Lillington, NC	Office & Plant	Advanced Materials	50,000	Leased

*	The building is located on a parcel of land covering 16.1 acres that is leased by the company.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 28, 2005.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
We hereby incorporate by reference the following information that appears in our Annual Report to Shareholders for the fiscal year ended October 28, 2005:
(a)	The high and low market sales prices of our common stock for each quarterly period during fiscal years 2005 and 2004, respectively, is set forth under the section entitled “Market Price of Esterline Common Stock” of the Annual Report to Shareholders for the fiscal year ended October 28, 2005. The Annual Report is included as Exhibit 13 to this report.

(b)	Restrictions on the ability to pay future cash dividends is set forth in Note 10 to the Consolidated Financial Statements contained in the Annual Report to Shareholders for the fiscal year ended October 28, 2005. The Annual Report is included as Exhibit 13 to this report.
No cash dividends were paid during fiscal years 2005 and 2004. We currently intend to retain all future earnings for use to expand the business and retire debt. We are restricted from paying dividends under our current debt instruments and do not anticipate paying any dividends in the foreseeable future.
On January ___, 2006, there were ___holders of record of our common stock.
The principal market for our Common Stock is the New York Stock Exchange.
Item 6. Selected Financial Data
We hereby incorporate by reference the information set forth under the section entitled, “Selected Financial Data” of the Annual Report to Shareholders for the fiscal year ended October 28, 2005. The Annual Report is included as Exhibit 13 to this report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We hereby incorporate by reference the information set forth under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” of the Annual Report to Shareholders for the fiscal year ended October 28, 2005. The Annual Report is included as Exhibit 13 to this report.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We hereby incorporate by reference the information set forth under the section “Disclosures About Market Risk” of the Annual Report to Shareholders for the fiscal year ended October 28, 2005. The Annual Report is included as Exhibit 13 to this report.
Item 8. Financial Statements and Supplementary Data
The report of Ernst & Young LLP, Independent Registered Public Accounting Firm, and the consolidated financial statements are included in the Annual Report to Shareholders for the fiscal year ended October 28, 2005 and are hereby incorporated by reference. Quarterly results of operations are reported in Note 16 of the Company’s Annual Report to Shareholders for the fiscal year ended October 28, 2005 and are hereby incorporated by reference. The Annual Report is included as Exhibit 13 to this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 28, 2005. Based upon that evaluation, they concluded as of October 28, 2005, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.
Management’s Report on Internal Control Over Financial Reporting
We hereby incorporate by reference the information set forth under “Management’s Report on Internal Control Over Financial Reporting” that appears on page 93 of our Annual Report to Shareholders for the fiscal year ended October 28, 2005. The Annual Report is included as Exhibit 13 to this report.
Changes in Internal Control Over Financial Reporting
During the three months ended October 28, 2005, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
We hereby incorporate by reference the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Other Information as to Directors – Board and Board Committees,” and “Other Information as to Directors – Director Nominations and Qualifications” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 1, 2006.
Information regarding our executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrant.”
Item 11. Executive Compensation
We hereby incorporate by reference the information set forth under “Other Information as to Directors – Director Compensation” and “Executive Compensation,” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 1, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We hereby incorporate by reference the information set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 1, 2006.
Item 13. Certain Relationships and Related Transactions
None.
Item 14. Independent Registered Public Accounting Firm Fees and Services
We hereby incorporate by reference the information set forth under “Independent Registered Public Accounting Firm’s Fees” in the definitive form of the Company’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be held on March 1, 2006.

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)(1) Financial Statements.
The following consolidated financial statements, together with the report thereon of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated December 30, 2005, appearing in the Company’s Annual Report to Shareholders for the fiscal year ended October 28 2005.

Annual Report
Reference
Consolidated Statement of Operations — Fiscal years 2005, 2004, and 2003	*
Consolidated Balance Sheet — October 28, 2005 and October 29, 2004	*
Consolidated Statement of Cash Flows — Fiscal years 2005, 2004, and 2003	*
Consolidated Statement of Shareholders’ Equity and Comprehensive Income — Fiscal years 2005, 2004, and 2003	*
Notes to Consolidated Financial Statements — October 28, 2005	*
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	*

*	Incorporated by reference to the Annual Report to Shareholders for the fiscal year ended October 28, 2005. The Annual Report is included as Exhibit 13 to this report.
Refer also to Part II, Item 8 — Financial Statements and Supplementary Data for additional information.
(a)(2) Financial Statement Schedules.
The following consolidated financial statement schedule of the Company is included as follows:
Schedule II — Valuation and Qualifying Accounts, see page 34.
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
(a)(3) Exhibits.
See Exhibit Index on pages 29-33.

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

Dated: January 6, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert W. Cremin	Chairman, President and	January 6, 2006
(Robert W. Cremin)	Chief Executive Officer	Date
(Principal Executive Officer)

/s/ Robert D. George	Vice President,	January 6, 2006
(Robert D. George)	Chief Financial Officer,	Date
Secretary and Treasurer
(Principal Financial Officer)

/s/ Gary J. Posner	Corporate Controller and	January 6, 2006
(Gary J. Posner)	Chief Accounting Officer	Date
(Principal Accounting Officer)

/s/ Lewis E. Burns	Director	January 6, 2006

(Lewis E. Burns)		Date

/s/ Ross J. Centanni	Director	January 6, 2006

(Ross J. Centanni)		Date

/s/ John F. Clearman	Director	January 6, 2006

(John F. Clearman)		Date

/s/ Robert S. Cline	Director	January 6, 2006

(Robert S. Cline)		Date

/s/ Anthony P. Franceschini	Director	January 6, 2006

(Anthony P. Franceschini)		Date

/s/ Charles R. Larson	Director	January 6, 2006

(Charles R. Larson)		Date

/s/ Jerry D. Leitman	Director	January 6, 2006

(Jerry D. Leitman)		Date

/s/ James L. Pierce	Director	January 6, 2006

(James L. Pierce)		Date

Exhibit
Number	Exhibit
3.1	Restated Certificate of Incorporation, dated June 6, 2002. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2002 [Commission File Number 1-6357].)

3.2	By-laws of the Company, as amended and restated September 8, 2005 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 9, 2005 [Commission File Number 1-6357].)

4.1	Rights Agreement dated as of December 11, 2002, between Esterline Technologies Corporation and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designation of Series B Serial Preferred Stock, as Exhibit B the Form of Rights of Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 4.1 to Esterline Technologies Corporation’s Registration Statement on Form 8-A, as amended, filed on December 12, 2002 [Commission File Number 1-6357].)

4.2	Indenture relating to Esterline Technologies Corporation’s 7.75% Senior Subordinated Notes due 2013, dated as of June 11, 2003. (Incorporated by reference to Exhibit 4.1 to Esterline Technologies Corporation’s Form 10-Q for the quarter ended August 1, 2003 [Commission File Number 1-6357].)

4.3	Form of Exchange Note. (Incorporated by reference to Exhibit 4.3 to Esterline Technologies Corporation’s Form S-4, as amended, filed on September 30, 2003 [Commission File Number 333-109325].)

10.2	Amendment No. 3 Credit Agreement, dated as of November 14, 2005, among Esterline Technologies Corporation, the financial institutions referred to therein and Wachovia Bank, National Association, as Administrative Agent. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 14, 2005 [Commission File Number 1-6357].)

10.4	Industrial Lease dated July 17, 1984, between 901 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 901 Dexter Avenue N., Seattle, Washington.

10.4a	Fourth Amendment dated July 27, 1994, to Industrial Lease dated July 17, 1984 between Houg Family Partnership, as successor to 901 Dexter Associates, and Korry Electronics Co.

Exhibit
Number	Exhibit
10.5	Industrial Lease dated July 17, 1984, between 801 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 801 Dexter Avenue N., Seattle, Washington.

10.5a	Fourth Amendment dated March 28, 1994, to Industrial Lease dated July 17, 1984, between Michael Maloney and the Bancroft & Maloney general partnership, as successor to 801 Dexter Associates, and Korry Electronics Co.

10.10*	Compensation of Directors. (Incorporated by reference to “Other Information as to Directors — Compensation of Directors” in the definitive form of the Company’s Proxy Statement, relating to its 2006 Annual Meeting of Shareholders to be held on March 1, 2006, and to be filed with the Securities and Exchange Commission and the New York Stock Exchange.)

10.13*	Amended and Restated 1987 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Registration Statement of Form S-8 [No. 33-52851] filed March 28, 1994.)

10.15*	Esterline Corporation Supplemental Retirement Income Plan for Key Executives.

10.16k*	Esterline Technologies Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.16k to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005 [Commission File Number 1-6357].)

10.19*	Executive Officer Termination Protection Agreement.

10.19b*	Offer Letter from Esterline Technologies Corporation to Richard Wood dated February 9, 2005. (Incorporated by reference to Exhibit 10.19b to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File Number 1-6357].)

10.19c*	Severance Protection Agreement between Richard Wood and Esterline Technologies Corporation, dated February 23, 2005. (Incorporated by reference to Exhibit 10.19c to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File Number 1-6357].)

10.19d*	Executive Officer Compensation. (Incorporated by reference to “Executive Compensation” in the definitive form of the Company’s Proxy Statement, relating to its 2006 Annual Meeting of Shareholders to be held on March 1, 2006, and to be filed with the Securities and Exchange Commission and the New York Stock Exchange.)

10.19e*	Offer Letter from Esterline Technologies Corporation to Frank Houston dated March 4, 2005. (Incorporated by reference to Exhibit 10.19e to the Company’s Current Report on Form 8-K dated March 29, 2005 [Commission File Number 1-6357].)

10.20k*	Esterline Technologies Corporation Fiscal Year 2005 Annual Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.20k to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File Number 1-6357].)

10.21*	Esterline Technologies Corporation Fiscal Year 2006 Annual Incentive Compensation Plan.

Exhibit
Number	Exhibit
10.22	Real Property Lease and Sublease, dated June 28, 1996, between 810 Dexter L.L.C. and Korry Electronics Co.

10.24*	Esterline Technologies Corporation Amended and Restated 1997 Stock Option Plan. (Incorporated by reference to Annex B in the definitive form of the Company’s Proxy Statement, relating to its 2003 Annual Meeting of Shareholders held on March 5, 2003, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 2003 [Commission File Number 1-6357].)

10.25	Property lease between Slibail Immobilier and Norbail Immobilier and Auxitrol S.A., dated April 29, 1997, relating to the manufacturing facility of Auxitrol at 5, allée Charles Pathé, 18941 Bourges Cedex 9, France, effective on the construction completed date (December 5, 1997).

10.26	Industrial and build-to-suit purchase and sale agreement between The Newhall Land and Farming Company, Esterline Technologies Corporation and TA Mfg. Co., dated February 13, 1997 including Amendments. The agreement is for land and building located at 28065 West Franklin Parkway, Valencia, CA 91384, effective upon acceptance of construction completion (May 12, 1998).

10.30	Counterpart Underlease, dated January 4, 1993, between Openment Limited and Muirhead Vactric Components Limited, relating to premises located at Oakfield Road, Penge in the London Borough of Bromley. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2000 [Commission File Number 1-6357].)

10.31	Lease Agreement, dated as of February 27, 1998, between Glacier Partners and Advanced Input Devices, Inc., Lease Amendment #1, dated February 27, 1998. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2000 [Commission File Number 1-6357].)

10.33*	Esterline Technologies Corporation 2002 Employee Stock Purchase Plan. (Incorporated by reference to Annex D in the definitive form of the Company’s Proxy Statement, relating to its 2006 Annual Meeting of Shareholders to be held on March 1, 2006, and to be filed with the Securities and Exchange Commission and the New York Stock Exchange.)

Exhibit
Number	Exhibit
10.34	Lease Agreement, dated as of August 6, 2003, by and between the Prudential Insurance Company of America and Mason Electric Co., relating to premises located at Sylmar, California. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 [Commission File Number 1-6357].)

10.35	Occupation Lease of Buildings known as Phases 3 and 4 on the Solartron Site at Victoria Road, Farnborough, Hampshire between J Sainsbury Developments Limited and Weston Aerospace Limited, dated July 21, 2000. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 [Commission File Number 1-6357].)

10.36*	Esterline Technologies Corporation 2004 Equity Incentive Plan. (Incorporated by reference to Annex C in the definitive form of the Company’s Proxy Statement, relating to its 2006 Annual Meeting of Shareholders to be held on March 1, 2006, and to be filed with the Securities and Exchange Commission and the New York Stock Exchange.)

10.36a*	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.36a to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File Number 1-6357].)

10.37	Lease Agreement dated as of March 19, 1969, as amended, between Leach Corporation and Gin Gor Ju, Trustee of Ju Family Trust, relating to premises located in Orange County. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2004 [Commission File Number 1-6357].)

10.40*	Esterline Technologies Corporation Amended and Restated Non-Employee Directors’ Stock Compensation Plan. (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File Number 1-6357].)

11	Schedule setting forth computation of earnings per share for the five fiscal years ended October 28, 2005.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

13	Portions of the Annual Report to Shareholders for the fiscal year ended October 28, 2005, incorporated by reference herein.

21	List of subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

Exhibit
Number	Exhibit
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at	Charged		Balance
	Beginning	to Costs		at End
Description	of Year	and Expenses	Deductions	of Year
Reserve for Doubtful Accounts Receivable

Fiscal Years

2005	$3,687	$1,511	$(736)[1]	$4,462

2004	$2,669	$1,294	$(276)[1]	$3,687

2003	$2,700	$741	$(772)[1]	$2,669

[1]	Uncollectible accounts written off, net of recoveries.