Form 10-K/A
period 2005-10-28
ESTERLINE TECHNOLOGIES CORP
filed 2006-01-10
CIK 33619

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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☑ Yes       ☐ No
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes       ☑ No
     As of January 4, 2006, 25,355,344 shares of the Registrant’s common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of April 29, 2005 was $812,980,803 (based upon the closing sales price of $32.32 per share).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Annual Report to Shareholders for fiscal year ended October 28, 2005 — Part II.

EXPLANATORY NOTE
Esterline Technologies Corporation (also referred to as the “Company,” “we,” or “our”) is filing this Amendment No. 1 (the “Amendment No. 1”) to our Form 10-K for the fiscal year ended October 28, 2005 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on January 6, 2006, for the purpose of amending the cover page to indicate whether we are a "shell company" and including certain information required by Item 5 of Part II of Form 10-K, both of which were inadvertently omitted. We are also updating the signature page, the Exhibit Index referenced in Item 15 of Part IV and Exhibits 31.1 and 31.2.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 5 of Part II, as amended, is set forth below. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes to the cover page, Item 5 of Part II and Item 15 of Part IV discussed above. No other information included in the Form 10-K, including the information set forth in our financial statements and the footnotes thereto, has been modified or updated in any way.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     We hereby incorporate by reference the following information that appears in our Annual Report to Shareholders for the fiscal year ended October 28, 2005:
(a)	The high and low market sales prices of our common stock for each quarterly period during fiscal years 2005 and 2004, respectively, is set forth under the section entitled “Market Price of Esterline Common Stock” of the Annual Report to Shareholders for the fiscal year ended October 28, 2005. The Annual Report is included as Exhibit 13 to our annual report on Form 10-K for the fiscal year ended October 28, 2005 filed with the Securities and Exchange Commission on January 6, 2006.

(b)	Restrictions on the ability to pay future cash dividends is set forth in Note 10 to the Consolidated Financial Statements contained in the Annual Report to Shareholders for the fiscal year ended October 28, 2005. The Annual Report is included as Exhibit 13 to our annual report on Form 10-K for the fiscal year ended October 28, 2005 filed with the Securities and Exchange Commission on January 6, 2006.
No cash dividends were paid during fiscal years 2005 and 2004. We currently intend to retain all future earnings for use to expand the business and retire debt. We are restricted from paying dividends under our current debt instruments and do not anticipate paying any dividends in the foreseeable future.
On January 4, 2006, there were 536 holders of record of our common stock.
The principal market for our Common Stock is the New York Stock Exchange.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(3) Exhibits.
See Exhibit Index on pages 3-7.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: January 10, 2006

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

3.2
By-laws of the Company, as amended and restated September 8, 2005. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 9, 2005 [Commission File Number 1-6357].)

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

10.4†
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

10.4a†	Fourth Amendment dated July 27, 1994, to Industrial Lease dated July 17, 1984 between Houg Family Partnership, as successor to 901 Dexter Associates, and Korry Electronics Co.

Exhibit
Number	Exhibit

10.5†
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

10.5a†
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

10.13*	Amended and Restated 1987 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Registration Statement of Form S-8 [No. 33-52851] filed March 28, 1994.)

10.15*†	Esterline Corporation Supplemental Retirement Income Plan for Key Executives.

10.16k*
Esterline Technologies Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.16k to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005 [Commission File Number 1-6357].)

10.19*†	Executive Officer Termination Protection Agreement.

10.19b*
Offer Letter from Esterline Technologies Corporation to Richard Wood dated February 2, 2005. (Incorporated by reference to Exhibit 10.19b to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File Number 1-6357].)

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

Exhibit
Number	Exhibit

10.20k*
Esterline Technologies Corporation Fiscal Year 2005 Annual Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.20k to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File Number 1-6357].)

10.21*†	Esterline Technologies Corporation Fiscal Year 2006 Annual Incentive Compensation Plan.

10.22†	Real Property Lease and Sublease, dated June 28, 1996, between 810 Dexter L.L.C. and Korry Electronics Co.

10.24*
Esterline Technologies Corporation Amended and Restated 1997 Stock Option Plan. (Incorporated by reference to Annex B in the definitive form of the Company’s Proxy Statement, relating to its 2003 Annual Meeting of Shareholders held on March 5, 2003, filed with the Securities and Exchange Commission and the New York Stock Exchange on January 23, 2003 [Commission File Number 1-6357].)

10.25†
Property lease between Slibail Immobilier and Norbail Immobilier and Auxitrol S.A., dated April 29, 1997, relating to the manufacturing facility of Auxitrol at 5, allée Charles Pathé, 18941 Bourges Cedex 9, France, effective on the construction completed date (December 5, 1997).

10.26†
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

11†	Schedule setting forth computation of earnings per share for the five fiscal years ended October 28, 2005.

12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges.

13†	Portions of the Annual Report to Shareholders for the fiscal year ended October 28, 2005, incorporated by reference herein.

21†	List of subsidiaries.

23†	Consent of Independent Registered Public Accounting Firm.

Exhibit
Number	Exhibit

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1†	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

†	Previously filed.