Form 10-Q
period 2006-01-27
ESTERLINE TECHNOLOGIES CORP
filed 2006-03-06
CIK 33619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2006

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

Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

As of March 1, 2006, 25,372,344 shares of the issuer's common stock were outstanding.


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of January 27, 2006 and October 28, 2005
(In thousands, except share amounts)

	January 27,	October 28,
	2006	2005

ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$61,634	$118,304
Cash in escrow	12,017	11,918
Short-term investments	--	62,656
Accounts receivable, net of allowances
of $4,421 and $4,462	149,596	149,751
Inventories
Raw materials and purchased parts	70,608	64,377
Work in process	53,320	45,798
Finished goods	24,271	20,294

	148,199	130,469

Deferred income tax benefits	25,464	26,868
Prepaid expenses	8,966	7,533

Total Current Assets	405,876	507,499

Property, Plant and Equipment	297,817	282,110
Accumulated depreciation	149,002	143,896

	148,815	138,214

Other Non-Current Assets
Goodwill	324,452	261,167
Intangibles, net	222,923	166,118
Debt issuance costs, net of accumulated
amortization of $1,771 and $1,602	4,975	5,144
Deferred income tax benefits	14,027	13,320
Other assets	24,904	23,786

	$1,145,972	$1,115,248


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET
As of January 27, 2006 and October 28, 2005
(In thousands, except share amounts)

	January 27,	October 28,
	2006	2005

LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$46,021	$41,453
Accrued liabilities	100,057	119,115
Credit facilities	83,868	2,031
Current maturities of long-term debt	2,007	70,934
Federal and foreign income taxes	7,872	8,798

Total Current Liabilities	239,825	242,331

Long-Term Liabilities
Long-term debt, net of current maturities	178,638	175,682
Deferred income taxes	65,281	46,421
Other liabilities	27,799	27,237

Commitments and Contingencies	--	--

Minority Interest	2,826	2,713

Shareholders' Equity
Common stock, par value $.20 per share,
authorized 60,000,000 shares, issued and
outstanding 25,361,844 and 25,319,892 shares	5,072	5,064
Additional paid-in capital	262,560	260,095
Retained earnings	353,734	345,370
Accumulated other comprehensive income	10,237	10,335

Total Shareholders' Equity	631,603	620,864

	$1,145,972	$1,115,248


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Month Periods Ended January 27, 2006 and January 28, 2005
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended

	January 27,	January 28,
	2006	2005

Net Sales	$205,665	$189,792
Cost of Sales	142,806	131,692

	62,859	58,100
Expenses
Selling, general & administrative	35,890	30,608
Research, development & engineering	10,333	9,247

Total Expenses	46,223	39,855

Operating Earnings From Continuing Operations	16,636	18,245

Other (income) expense	(199)	38
Interest income	(859)	(535)
Interest expense	4,505	4,682
Loss on extinguishment of debt	2,156	--

Other Expense, Net	5,603	4,185

Income From Continuing Operations Before Income Taxes	11,033	14,060
Income Tax Expense	2,556	3,964

Income From Continuing Operations
Before Minority Interest	8,477	10,096
Minority Interest	(113)	(13)

Income From Continuing Operations	8,364	10,083

Income From Discontinued Operations, Net of Tax	--	7,527

Net Earnings	$8,364	$17,610

Earnings Per Share - Basic:
Continuing operations	$.33	$.42
Discontinued operations	--	.31

Earnings per share - basic	$.33	$.73

Earnings Per Share - Diluted:
Continuing operations	$.32	$.41
Discontinued operations	--	.31

Earnings per share - diluted	$.32	$.72


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Month Periods Ended January 27, 2006 and January 28, 2005
(Unaudited)
(In thousands)

	Three Months Ended

	January 27,	January 28,
	2006	2005

Cash Flows Provided (Used) by Operating Activities
Net earnings	$8,364	$17,610
Minority interest	113	13
Depreciation and amortization	9,582	9,080
Deferred income taxes	1,102	2,110
Stock-based compensation	1,334	(702)
Gain on sale of discontinued operation	--	(9,771)
Gain on sale of short-term investments	(610)	--
Working capital changes, net of effect of acquisitions
Accounts receivable	13,653	12,068
Inventories	(7,878)	(8,430)
Prepaid expense	(1,006)	1,168
Accounts payable	473	1,672
Accrued liabilities	(23,928)	(15,500)
Federal and foreign income taxes	(2,007)	343
Other liabilities	543	627
Other, net	(260)	(222)

	(525)	10,066

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(7,016)	(4,021)
Proceeds from sale of discontinued operation	--	23,700
Proceeds from sale of capital assets	430	123
Purchase of short-term investments	--	(8,820)
Proceeds from sale of short-term investments	63,266	--
Acquisitions of businesses, net of cash acquired	(125,284)	(3,346)

	(68,604)	7,636


ESTERLINE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Month Periods Ended January 27, 2006 and January 28, 2005
(Unaudited)
(In thousands)

	Three Months Ended

	January 27,	January 28,
	2006	2005

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under
employee stock plans	1,101	649
Excess tax benefits from stock option exercises	38	--
Proceeds provided by sale of common stock	--	109,030
Net change in credit facilities	81,800	(3,078)
Repayment of long-term obligations	(70,208)	(452)

	12,731	106,149

Effect of Foreign Exchange Rates on Cash	(272)	(18)

Net Increase (Decrease) in Cash and Cash Equivalents	(56,670)	123,833

Cash and Cash Equivalents - Beginning of Period	118,304	29,479

Cash and Cash Equivalents - End of Period	$61,634	$153,312

Supplemental Cash Flow Information
Cash Paid for Interest	$9,038	$8,394
Cash Paid for Taxes	2,018	4,716


ESTERLINE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 27, 2006 and January 28, 2005

1.

The consolidated balance sheet as of January 27, 2006, the consolidated statement of operations for the three month periods ended January 27, 2006 and January 28, 2005, and the consolidated statement of cash flows for the three month periods ended January 27, 2006 and January 28, 2005 are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.

The notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2005 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.

The timing of the Company's revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company's first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America.

4.

Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options. The weighted average number of shares outstanding used to compute basic earnings per share was 25,338,000 and 24,034,000 for the first fiscal quarter in 2006 and 2005, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 25,743,000 and 24,421,000 for the first fiscal quarter in 2006 and 2005, respectively.

5.	New Accounting Standard

Prior to October 29, 2005, the Company accounted for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The variable method of accounting was used to account for stock option plans where the option holders were permitted to exercise options by surrendering the option subject to the grant in payment of exercise price of the option and the related statutory taxes. No compensation expense was recognized at the date of grant because the exercise price of all stock option grants is equal to the market price of the Company's common stock as of the date of grant. However, subsequent changes in the market price of the Company's stock to the date of exercise or forfeiture resulted in a change in the measurement of compensation costs.


Effective October 29, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted Statement 123R using the modified prospective method effective October 29, 2005. The cumulative effect of the change in accounting principle upon adoption of Statement 123R was included in selling, general and administrative expense as the amount was not significant.

6.	The Company's comprehensive income is as follows:

	(In thousands)	Three Months Ended

		January 27,	January 28,
		2006	2005

	Net Earnings	$8,364	$17,610
	Change in Fair Value of Derivative Financial
	Instruments, Net of Tax	(424)	823
	Foreign Currency Translation Adjustment	326	4,190

	Comprehensive Income	$8,266	$22,623

7.

On December 16, 2005, the Company acquired all of the outstanding capital stock of Darchem Holdings Limited (Darchem) a $70 million (estimated annual sales) manufacturer of thermally engineered components for critical aerospace applications for U.K. pound 67.5 million in cash (approximately $121.0 million including acquisition costs and an adjustment based on the amount of cash and net working capital of Darchem as of closing). Darchem holds a leading position in its niche market and fits the Company's engineered-to-order model. Darchem is included in the Advanced Materials segment.


The following summarizes the estimated fair market value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based upon a preliminary valuation report. The amount allocated to goodwill is not expected to be deductible for income tax purposes.

	(In thousands)
	As of December 16, 2005

	Current Assets	$22,360
	Property, plant and equipment	5,337
	Intangible assets subject to amortization
	Programs (19 year weighted average useful life)	52,158
	Customer relationships (6 year weighted average useful life)	1,400
	Other (1 year useful life)	284

		53,842

	Trade name	6,219
	Goodwill	60,426

	Total assets acquired	148,184

	Current liabilities assumed	8,719
	Deferred tax liabilities	18,464

	Net assets acquired	$121,001

On January 28, 2005, the Company completed the sale of the outstanding stock of its wholly owned subsidiary Fluid Regulators Corporation (Fluid Regulators), which was included in the Company's Sensors & Systems segment, for approximately $23.7 million. As a result of the sale, the Company recorded a gain of $7.2 million, net of tax of $2.5 million, in the first fiscal quarter of 2005. Sales and net earnings were $3.4 million and $0.2 million, respectively, during the first fiscal quarter of 2005. Fluid Regulators is reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

8.

The effective tax rate for the first fiscal quarter of 2006 was 31.2% (before a $0.9 million reduction of previously estimated tax liabilities) compared with 28.2% for the prior-year period. The $0.9 million reduction of previously estimated tax liabilities is the result of a favorable tax audit which concluded on December 23, 2005. The effective tax rate differed from the statutory rate in the first fiscal quarter in 2006 and 2005, as both periods benefited from various tax credits and certain foreign interest expense deductions. In addition, the first fiscal quarter of 2006 effective tax rate was impacted by the expiration of the U.S. Research and Experimentation Credit at December 31, 2005.

9.

As of January 27, 2006, the Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the first fiscal quarter of 2006 was $1.3 million. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.4 million.


In March 2002, the Company's shareholders approved the establishment of an Employee Stock Purchase Plan (ESPP) under which 300,000 shares of the Company's common stock are reserved for issuance to employees. The plan qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code. Employees are eligible to participate through payroll deduction subject to certain limitations. At the end of each offering period, usually six months, shares are purchased by the participants at 85% of the lower of the fair market value on the first day of the offering period or the purchase date. During the first fiscal quarter of 2006, employees purchased 34,452 shares at a fair market value price of $36.55 per share, leaving a balance of 88,526 shares available for issuance in the future. As of January 27, 2006, deductions aggregating $337,133 were accrued for the purchase of shares on June 15, 2006. On March 1, 2006, the Company's shareholders authorized the issuance of an additional 150,000 shares of the Company's common stock under the ESPP.

The Company also provides an equity incentive plan for officers and key employees. At January 27, 2006, the Company had 1,669,950 shares reserved for issuance to officers and key employees, of which 118,200 shares were available to be granted in the future. On March 1, 2006, the Company's shareholders authorized the issuance of an additional 1,000,000 shares of the Company's common stock under the equity incentive plan. The Board of Directors authorized the Compensation Committee to administer awards granted under the equity incentive plan, including option grants, and the terms of such awards. Awards under the equity incentive plan may be granted to eligible employees of the Company over the 10-year period ending March 3, 2014. Options granted become exercisable ratably over a period of four years following the date of grant and expire on the tenth anniversary of the grant. Option exercise prices are equal to the fair market value of the Company's common stock on the date of grant. The weighted-average grant date fair value of options granted during the three-month period ended January 27, 2006 and January 28, 2005, was $22.10 per share and $18.45, respectively.

The fair value of each option granted by the Company was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The Company uses historical data to estimate volatility of the Company's common stock and option exercise and employee termination assumptions. The range of the expected term reflects the results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect at the time of the grant.

	Three Months Ended

	January 27,	January 28,
	2006	2005

Risk-free interest rate (U.S. Treasury zero coupon
issues)	4.53 - 4.72%	4.48 - 4.71%
Expected dividend yield	--	--
Expected volatility	45.0%	45.3%
Expected life (years)	6.5 - 9.5	5.6 - 8.6


The following table summarizes the changes in outstanding options granted under the Company's stock option plans for the three-month period ended January 27, 2006:

		Weighted Average

	Shares	Remaining
	Subject to	Contractual	Exercise
	Option	Term (years)	Price

Outstanding, beginning of period	1,401,100		$23.56
Granted	166,400		38.98
Exercised	(7,500)		19.97
Canceled or expired	(8,250)		21.82

Outstanding, end of period	1,551,750	6.8	$25.24

Exercisable, end of period	842,200	5.0	$18.84

The aggregate intrinsic value of option shares outstanding and exercisable at January 27, 2006 was $24.0 million and $18.4 million, respectively.

The following table summarizes information for stock options outstanding at January 27, 2006:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise Prices	Shares	Life (years)	Price	Shares	Price

$11.38 - 15.82	314,750	4.22	$13.78	314,750	$13.78
17.90 - 19.88	313,450	5.63	18.82	231,950	18.78
20.69 - 26.24	354,750	6.56	23.42	220,750	22.51
27.19 - 38.90	402,400	8.65	35.13	74,750	29.46
38.98 - 38.98	166,400	9.86	38.98	--	--

The table below presents stock activity related to stock options exercised in the periods ended January 27, 2006 and January 28, 2005:

(In thousands)	Three Months Ended

	January 27,	January 28,
	2006	2005

Proceeds from stock options exercised	$150	$480
Tax benefits related to stock options exercised	57	277
Intrinsic value of stock options exercised	153	981


Total unrecognized compensation expense for options that have not vested as of January 27, 2006, is $7.9 million, which will be recognized over a weighted average period of 1.73 years.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value method for the prior-year three month period:

January 28,
(In thousands, except per share amounts)	2005

Net earnings, as reported	$17,610
Stock-based compensation expense reversal
net of income tax benefit included in
net earnings as reported	(454)
Stock-based compensation costs
net of income tax under the fair
value method of accounting	(441)

Pro forma net earnings	$16,715

Basic earnings per share:
As reported	$.73
Pro forma	$.70

Diluted earnings per share:
As reported	$.72
Pro forma	$.68


10.

The Company's pension plans principally include a U.S. pension plan maintained by Esterline and U.S. and non-U.S. plans maintained by Leach Holding Corporation, a wholly-owned subsidiary of the Company. Components of periodic pension cost consisted of the following:

	(In thousands)	Three Months Ended

		January 27,	January 28,
		2006	2005

	Components of Net Periodic Pension Cost
	Service cost	$880	$1,068
	Interest cost	2,494	2,356
	Expected return on plan assets	(3,179)	(2,955)
	Amortization of prior service cost	4	4
	Amortization of actuarial loss	406	170

	Net Periodic Cost	$605	$643

11.	Segment information:

	Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

	(In thousands)	Three Months Ended

		January 27,	January 28,
		2006	2005

	Sales
	Avionics & Controls	$62,442	$60,855
	Sensors & Systems	73,470	74,374
	Advanced Materials	69,753	54,563

	Total Sales	$205,665	$189,792

	Income from Continuing Operations
	Avionics & Controls	$9,375	$9,399
	Sensors & Systems	5,783	6,397
	Advanced Materials	8,120	6,481

	Segment Earnings	23,278	22,277

	Corporate expense	(6,642)	(4,032)
	Other income (expense)	199	(38)
	Interest income	859	535
	Interest expense	(4,505)	(4,682)
	Loss on extinguishment of debt	(2,156)	--

		$11,033	$14,060


12.

On November 24, 2004, the Company completed a public offering of 3.7 million shares of common stock, including shares sold under the underwriters' over-allotment option, priced at $31.25 per share, generating net proceeds of approximately $109 million, of which $5.0 million was used to pay off existing credit facilities. The funds provide additional financial resources for acquisitions and general corporate purposes. During the first fiscal quarters of 2006 and 2005, the Company issued 41,952 and 74,113 shares, respectively, under its employee stock plans.

13.

On November 15, 2005, the $30.0 million 6.4% Senior Notes matured and were paid. Additionally, on November 15, 2005, the Company prepaid the outstanding principal amount of the $40.0 million 6.77% Senior Notes due November 15, 2008. Under the terms of the Note Purchase Agreement, the Company paid an additional $2.2 million make-whole payment, which was recorded as a loss on extinguishment of debt in the first fiscal quarter of 2006. On February 10, 2006, the Company amended its credit agreement to provide a $100.0 million term loan facility, which may be drawn in U.S. dollars, U.K. pounds or euros. In addition, the amendment provides that up to $25.0 million of the credit facility and up to $50.0 million of the letter of credit may be drawn in U.K. pounds or euros in addition to U.S. dollars. On February 10, 2006, the Company borrowed U.K. pound 57.0 million, or approximately $100 million, under the term loan facility. The Company expects to use the proceeds from the loan as working capital for its U.K. operations and to repay a portion of its outstanding borrowings under the revolving credit facility. The principal amount of the loan is payable quarterly commencing on March 31, 2007 through the termination date of November 14, 2010, according to a payment schedule by which 1.25% of the principal amount is paid in each quarter of 2007, 2.50% in each quarter of 2008, 5.00% in each quarter of 2009 and 16.25% in each quarter of 2010. The loan accrues interest at a variable rate based on the British Bankers Association Interest Settlement Rate for deposits in U.K. pounds plus an additional margin amount that ranges from 1.125% to 0.500% depending upon the Company's leverage ratio. As of February 10, 2006, the initial interest rate on the term loan was 5.33%. The Company entered into an interest rate swap agreement on the full principal amount by which the variable interest rate was exchanged for a fixed interest rate of 4.755% plus an additional margin amount determined by reference to the Company's leverage ratio. In addition, in November 2005, the Company collateralized a $9.9 million letter of credit with an equivalent amount of cash and cash equivalents.

14.

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of January 27, 2006, and October 28, 2005, and for the applicable periods ended January 27, 2006, and January 28, 2005, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Senior Subordinated Notes which include Advanced Input Devices, Inc., Amtech Automated Manufacturing Technology, Angus Electronics Co., Armtec Countermeasures Co., Armtec Countermeasures TNO Co., Armtec Defense Products Co., AVISTA, Incorporated, BVR Technologies Co., Equipment Sales Co., EA Technologies Corporation, Esterline Sensors Services Americas, Inc., Esterline Technologies Holdings Limited, H.A. Sales Co., Hauser Inc., Hytek Finishes Co., Janco


Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., Norwich Aero Products, Inc., Palomar Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., Surftech Finishes Co., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Auxitrol S.A., Auxitrol Technologies S.A., Darchem Holdings Ltd., Esterline Sensors Services Asia PTE, Ltd., Esterline Technologies Denmark Aps (Denmark), Esterline Technologies Ltd. (England), Esterline Technologies Ltd. (Hong Kong), Guizhou Leach-Tianyi Aviation Electrical Company Ltd. (China), Leach International Asia-Pacific Ltd. (Hong Kong), Leach International Europe S.A. (France), Leach International Germany GmbH (Germany), Leach International Mexico S. de R.L. de C.V. (Mexico), Leach International U.K. (England), LRE Medical GmbH (Germany), Muirhead Aerospace Ltd., Norcroft Dynamics Ltd., Pressure Systems International Ltd., Weston Aero Ltd. (England), and Weston Aerospace Ltd. (England). The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies and have fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes.


Condensed Consolidating Balance Sheet as of January 27, 2006.

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$18,036	$5,528	$38,070	$--	$61,634
Cash in escrow	12,017	--	--	--	12,017
Accounts receivable, net	543	82,362	66,691	--	149,596
Inventories	--	91,589	56,610	--	148,199
Deferred income tax
benefits	24,005	4	1,455	--	25,464
Prepaid expenses	261	4,751	3,954	--	8,966

Total Current Assets	54,862	184,234	166,780	--	405,876

Property, Plant &
Equipment, Net	2,613	99,783	46,419	--	148,815
Goodwill	--	195,474	128,978	--	324,452
Intangibles, Net	107	80,604	142,212	--	222,923
Debt Issuance Costs, Net	4,975	--	--	--	4,975
Deferred Income Tax
Benefits	10,668	--	3,359	--	14,027
Other Assets	2,482	16,674	5,748	--	24,904
Amounts Due (To) From
Subsidiaries	197,528	66,635	--	(264,163)	--
Investment in Subsidiaries	687,364	--	--	(687,364)	--

Total Assets	$960,599	$643,404	$493,496	$(951,527)	$1,145,972


(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable	$1,431	$19,368	$25,222	$--	$46,021
Accrued liabilities	28,115	44,684	27,258	--	100,057
Credit facilities	80,000	--	3,868	--	83,868
Current maturities of
long-term debt	--	1,184	823	--	2,007
Federal and foreign
income taxes	4,662	77	3,133	--	7,872

Total Current Liabilities	114,208	65,313	60,304	--	239,825

Long-Term Debt, Net	174,172	2,920	1,546	--	178,638
Deferred Income Taxes	30,750	(14)	34,545	--	65,281
Other Liabilities	9,866	11,242	6,691	--	27,799
Amounts Due To (From)
Subsidiaries	--	--	257,175	(257,175)	--
Minority Interest	--	--	2,826	--	2,826
Shareholders' Equity	631,603	563,943	130,409	(694,352)	631,603

Total Liabilities and
Shareholders' Equity	$960,599	$643,404	$493,496	$(951,527)	$1,145,972


Condensed Consolidating Statement of Operations for the three month period ended January 27, 2006.

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net Sales	$--	$143,396	$67,268	$(4,999)	$205,665
Cost of Sales	--	99,474	48,331	(4,999)	142,806

	--	43,922	18,937	--	62,859
Expenses
Selling, general
and administrative	--	23,896	11,994	--	35,890
Research, development
and engineering	--	5,102	5,231	--	10,333

Total Expenses	--	28,998	17,225	--	46,223

Operating Earnings from
Continuing Operations	--	14,924	1,712	--	16,636

Other income	--	--	(199)	--	(199)
Interest income	(4,200)	(634)	(903)	4,878	(859)
Interest expense	4,408	1,026	3,949	(4,878)	4,505
Loss on extinguishment
of debt	2,156	--	--	--	2,156

Other Expense, Net	2,364	392	2,847	--	5,603

Income (Loss) from
Continuing Operations
Before Taxes	(2,364)	14,532	(1,135)	--	11,033
Income Tax Expense
(Benefit)	(664)	4,425	(1,205)	--	2,556

Income (Loss) From
Continuing Operations
Before Minority Interest	(1,700)	10,107	70	--	8,477
Minority Interest	--	--	(113)	--	(113)

Income (Loss) From
Continuing Operations	(1,700)	10,107	(43)	--	8,364

Equity in Net Income of
Consolidated
Subsidiaries	10,064	--	--	(10,064)	--

Net Income (Loss)	$8,364	$10,107	$(43)	$(10,064)	$8,364


Condensed Consolidating Statement of Cash Flows for the three month period ended January 27, 2006.

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided
(Used) by Operating
Activities
Net earnings (loss)	$8,364	$10,107	$(43)	$(10,064)	$8,364
Minority interest	--	--	113	--	113
Depreciation &
amortization	--	4,394	5,188	--	9,582
Deferred income taxes	1,569	94	(561)	--	1,102
Stock-based compensation	--	943	391	--	1,334
Gain on sale of short-term
investments	(610)	--	--	--	(610)
Working capital changes,
net of effect of
acquisitions
Accounts receivable	128	14,685	(1,160)	--	13,653
Inventories	--	(6,132)	(1,746)	--	(7,878)
Prepaid expenses	(82)	(258)	(666)	--	(1,006)
Accounts payable	441	(891)	923	--	473
Accrued liabilities	(10,420)	(8,963)	(4,545)	--	(23,928)
Federal & foreign
income taxes	1,028	1	(3,036)	--	(2,007)
Other liabilities	543	33	(33)	--	543
Other, net	(79)	1,683	(1,864)	--	(260)

	882	15,696	(7,039)	(10,064)	(525)

Cash Flows Provided
(Used) by Investing
Activities
Purchases of capital assets	(57)	(4,266)	(2,693)	--	(7,016)
Proceeds from sale of
capital assets	--	386	44	--	430
Proceeds from sale of
short-term investments	63,266	--	--		63,266
Acquisitions of businesses,
net	--	(4,925)	(120,359)	--	(125,284)

	63,209	(8,805)	(123,008)	--	(68,604)


(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided
(Used) by Financing
Activities
Proceeds provided by stock
issuance under employee
stock plans	1,101	--	--	--	1,101
Excess tax benefits from
stock option exercises	38	--	--	--	38
Net change in credit
facilities	80,000	--	1,800	--	81,800
Repayment of long-term
debt	(70,000)	(108)	(100)	--	(70,208)
Net change in
intercompany financing	(132,464)	(3,405)	125,805	10,064	--

	(121,325)	(3,513)	127,505	10,064	12,731

Effect of foreign exchange
rates on cash	(94)	(4)	(174)	--	(272)

Net increase (decrease) in
cash and cash
equivalents	(57,328)	3,374	(2,716)	--	(56,670)
Cash and cash equivalents
- beginning of year	75,364	2,154	40,786	--	118,304

Cash and cash equivalents
- end of year	$18,036	$5,528	$38,070	$--	$61,634


Condensed Consolidating Balance Sheet as of October 28, 2005.

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$75,364	$2,154	$40,786	$--	$118,304
Cash in escrow	11,918	--	--	--	11,918
Short-term investments	62,656	--	--	--	62,656
Accounts receivable, net	671	96,931	52,149	--	149,751
Inventories	--	84,351	46,118	--	130,469
Deferred income tax
benefits	25,115	102	1,651	--	26,868
Prepaid expenses	179	4,481	2,873	--	7,533
Other current assets	--	--	--	--	--

Total Current Assets	175,903	188,019	143,577	--	507,499

Property, Plant &
Equipment, Net	2,687	95,001	40,526	--	138,214
Goodwill	--	191,919	69,248	--	261,167
Intangibles, Net	107	82,196	83,815	--	166,118
Debt Issuance Costs, Net
Deferred Income Tax	5,144	--	--	--	5,144
Benefits	11,257	--	2,063	--	13,320
Other Assets	2,638	16,266	4,882	--	23,786
Amounts Due (To) From
Subsidiaries	134,964	64,835	--	(199,799)	--
Investment in Subsidiaries	615,599	129	(128)	(615,600)	--

Total Assets	$948,299	$638,365	$343,983	$(815,399)	$1,115,248


(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable	$990	$19,877	$20,586	$--	$41,453
Accrued liabilities	38,620	53,246	27,249	--	119,115
Credit facilities	--	--	2,031	--	2,031
Current maturities of
long-term debt	70,000	--	934	--	70,934
Federal and foreign
income taxes	3,634	76	5,088	--	8,798

Total Current Liabilities	113,244	73,199	55,888	--	242,331

Long-Term Debt, Net	173,988	--	1,694	--	175,682
Deferred Income Taxes	30,880	(10)	15,551	--	46,421
Other Liabilities	9,323	11,209	6,705	--	27,237
Amounts Due To (From)
Subsidiaries	--	--	195,829	(195,829)	--
Minority Interest	--	--	2,713	--	2,713
Shareholders' Equity	620,864	553,967	65,603	(619,570)	620,864

Total Liabilities and
Shareholders' Equity	$948,299	$638,365	$343,983	$(815,399)	$1,115,248


Condensed Consolidating Statement of Operations for the three month period ended January 28, 2005.

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net Sales	$--	$125,329	$68,318	$(3,855)	$189,792
Cost of Sales	--	89,784	45,763	(3,855)	131,692

	--	35,545	22,555	--	58,100

Expenses
Selling, general
and administrative	--	18,279	12,329	--	30,608
Research, development
and engineering	--	3,531	5,716	--	9,247

Total Expenses	--	21,810	18,045	--	39,855

Operating Earnings from
Continuing Operations	--	13,735	4,510	--	18,245

Other expense	--	--	38	--	38
Interest income	(3,553)	(1,125)	(608)	4,751	(535)
Interest expense	4,489	1,532	3,412	(4,751)	4,682

Other Expense, Net	936	407	2,842	--	4,185

Income (Loss) from
Continuing Operations
Before Taxes	(936)	13,328	1,668	--	14,060
Income Tax Expense
(Benefit)	(261)	3,808	417	--	3,964

Income (Loss) From
Continuing Operations
Before Minority Interest	(675)	9,520	1,251	--	10,096
Minority Interest	--	--	(13)	--	(13)

Income (Loss) From
Continuing Operations	(675)	9,520	1,238	--	10,083

Income From Discontinued
Operations, Net of Tax	--	7,527	--	--	7,527
Equity in Net Income of
Consolidated
Subsidiaries	18,285	--	--	(18,285)	--

Net Income (Loss)	$17,610	$17,047	$1,238	$(18,285)	$17,610


Condensed Consolidating Statement of Cash Flows for the three month period ended January 28, 2005.

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided
(Used) by Operating
Activities
Net earnings (loss)	$17,610	$17,047	$1,238	$(18,285)	$17,610
Minority interest	--	--	13	--	13
Depreciation &
amortization	--	5,524	3,556	--	9,080
Deferred income taxes	2,239	--	(129)	--	2,110
Stock-based compensation	--	(533)	(169)	--	(702)
Gain on sale of
discontinued operation	--	(9,771)	--	--	(9,771)
Working capital changes,
net of effect of
acquisitions
Accounts receivable	1,023	10,546	499	--	12,068
Inventories	--	(6,174)	(2,256)	--	(8,430)
Prepaid expenses	81	(708)	1,795	--	1,168
Accounts payable	1,640	(1,142)	1,174	--	1,672
Accrued liabilities	(4,855)	(8,029)	(2,616)	--	(15,500)
Federal & foreign
income taxes	(1,193)	1	1,535	--	343
Other liabilities	498	23	106	--	627
Other, net	27	(49)	(200)	--	(222)

	17,070	6,735	4,546	(18,285)	10,066

Cash Flows Provided
(Used) by Investing
Activities
Purchases of capital assets	(10)	(3,061)	(950)	--	(4,021)
Proceeds from sale of
discontinued operation	--	23,700	--	--	23,700
Proceeds from sale of
capital assets	5	28	90	--	123
Purchase of short-term
investments	(8,820)	--	--	--	(8,820)
Acquisitions of businesses,
net	--	(3,346)	--	--	(3,346)

	(8,825)	17,321	(860)	--	7,636


(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided
(Used) by Financing
Activities
Proceeds provided by stock
issuance under employee
stock plans	649	--	--	--	649
Proceeds provided by sale
of common stock	109,030	--	--	--	109,030
Net change in credit
facilities	(5,000)	--	1,922	--	(3,078)
Repayment of long-term
debt	(283)	(42)	(127)	--	(452)
Net change in
intercompany financing	3,975	(24,369)	2,109	18,285	--

	108,371	(24,411)	3,904	18,285	106,149

Effect of foreign exchange
rates on cash	(337)	(34)	353	--	(18)

Net increase (decrease) in
cash and cash
equivalents	116,279	(389)	7,943	--	123,833

Cash and cash equivalents
- beginning of year	6,859	2,353	20,267	--	29,479

Cash and cash equivalents
- end of year	$123,138	$1,964	$28,210	$--	$153,312


Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations

Overview

We view and operate our businesses in three segments: Avionics & Controls, Sensors & Systems and Advanced Materials. The Avionics & Controls segment designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles, secure communications systems, specialized medical equipment, and other industrial applications. The Sensors & Systems segment produces high-precision temperature and pressure sensors, electrical power switching, control and data communication devices, micro-motors, motion control sensors, and other related systems, principally for aerospace and defense customers. The Advanced Materials segment develops and manufactures high-performance elastomer products used in a wide range of commercial aerospace and military applications, thermally engineered components for critical aerospace applications, and combustible ordnance components and electronic warfare countermeasure devices for military customers. Sales in all segments include domestic, international, defense and commercial customers.

Our current business and strategic plan focuses on the continued development of our products in three key technology segments: avionics and controls, sensors and systems and specialized high-performance elastomers and other complex materials, principally for aerospace and defense markets. We are concentrating our efforts to expand our capabilities in these markets and anticipate the global needs of our customers and respond to such needs with comprehensive solutions. These efforts focus on continuous research and new product development, acquisitions and establishing strategic realignments of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering. On December 16, 2005, we acquired all of the outstanding capital stock of Darchem Holdings Limited (Darchem), a $70 million (estimated annual sales) manufacturer of thermally engineered components for critical aerospace applications for U.K. pound 67.5 million in cash (approximately $121.0 million including acquisition costs and an adjustment based on the amount of cash and net working capital of Darchem as of closing). Darchem holds a leading position in its niche market and fits our engineered-to-order model and is included in our Advanced Materials segment.

On January 28, 2005, we completed the sale of the outstanding stock of our wholly owned subsidiary Fluid Regulators Corporation (Fluid Regulators), which was included in our Sensors & Systems segment, for approximately $23.7 million. As a result of the sale, we recorded a gain of $7.2 million, net of tax of $2.5 million, in the first fiscal quarter of 2005. Fluid Regulators is reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Income from Continuing Operations was $8.4 million or $.32 per diluted share, compared with $10.1 million or $.41 per diluted share in the prior-year period, principally reflecting even results in Avionics & Controls, weaker earnings in Sensors & Systems and increased earnings in Advanced Materials. Avionics & Controls earnings from cockpit controls were strong, but were


offset by weaker medical device earnings. The decrease in Sensors & Systems earnings was principally due to the completion of a pressure sensor retrofit program in the prior-year period and excess production costs in the first fiscal quarter of 2006 resulting from a new program, which was partially offset by a $1.8 million research and development government subsidy from France. Advanced Materials earnings mainly reflected improved sales and earnings from our countermeasure operations. Operating earnings were also impacted by a $1.0 million, net of tax, stock option and employee stock purchase plan expense recorded in connection with the adoption of Financial Accounting Standards No. 123(R), "Share-Based Payment." In the first fiscal quarter of 2005, we reversed $0.4 million, net of tax, of previously recorded stock option expense as a result of mark-to-market adjustments under the variable method of accounting. In addition, non-operating expense in the first fiscal quarter of 2006 included a $1.4 million, net of tax, make-whole payment arising from the $40.0 million prepayment of our 6.77% Senior Notes. Management believes our full-year performance will reflect the underlying strength of our business and the aerospace and defense markets we serve. The timing of our revenues is impacted by the purchasing patterns of our customers and as a result we do not generate revenues evenly throughout the year. Moreover, our first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America. This leads to decreased order and shipment activity. Consequently, first quarter results are typically weaker than other quarters and not necessarily indicative of our performance in subsequent quarters.


Results of Continuing Operations

Three Month Period Ended January 27, 2006 Compared with Three Month Period Ended January 28, 2005

Sales for the first fiscal quarter increased 8.4% when compared with the prior-year period. Sales by segment were as follows:

(In thousands)		Three Months Ended
	Incr./(Decr.)
	from prior	January 27,	January 28,
	year period	2006	2005

Avionics & Controls	2.6%	$62,442	$60,855
Sensors & Systems	(1.2)%	73,470	74,374
Advanced Materials	27.8%	69,753	54,563

Total Net Sales		$205,665	$189,792

The 2.6% increase in sales of Avionics & Controls was principally due to incremental sales from the Palomar acquisition in the third fiscal quarter of 2005 and increased sales volumes of cockpit controls. These sales increases were partially offset by a decrease in sales of medical devices due to one customer's decision to source its requirements from a low-cost country. We expect to replace this business with new or existing customers who meet our targeted profile of requiring highly engineered solutions and generally lower production volumes.

The 1.2% decrease in sales of Sensors & Systems reflected mixed results. Pressure sensor sales in the first fiscal quarter of 2005 were enhanced by a retrofit program completed in the second quarter of fiscal 2005. The retrofit sales decrease was partially offset by increased sales of electrical power switching devices from new OEM programs. Additionally, sales in the first fiscal quarter of 2006 reflected a weaker U.K. pound and euro relative to the U.S. dollar, as the average exchange rate from the U.K. pound and euro to the U.S. dollar decreased from 1.90 and 1.33, respectively, in the first fiscal quarter of 2005 to 1.74 to 1.19, respectively, in the first fiscal quarter of 2006.

The 27.8% increase in sales of Advanced Materials reflected $7.3 million in incremental sales from the acquisition of Darchem, as well as higher sales of countermeasure devices. Additionally, sales at our elastomer and metal finishing units increased over the prior-year period, reflecting increased demand from aerospace and defense customers. Sales of combustible ordnance were slightly lower than the prior-year period.

Overall, for the first fiscal quarter of 2006, gross margin as a percentage of sales was 30.6%. Similar performance was achieved in the first fiscal quarter of 2005. Avionics & Controls segment gross margin was 35.8% and 31.4% for the first fiscal quarter of 2006 and 2005, respectively, reflecting a higher mix of cockpit controls sales and an improved recovery of fixed expenses. Sensors & Systems segment gross margin was 32.3% and 34.7% for the first quarter of fiscal 2006 and 2005, respectively. The decrease in gross margin was due to the pressure sensors retrofit program completed in the prior year. In addition, in the first fiscal quarter of 2006,


Sensors & Systems had lower after-market spares sales and incurred excess cost of sales due to production ramp up on industrial sensors for a relatively new program. Sensors & Systems also absorbed the impact of the move of our sensor indicator operation to a new facility. Gross margins were favorably impacted by the effect of a stronger U.S. dollar compared with the U.K. pound and euro on U.S. dollar-denominated sales and U.K. pound and euro-denominated cost of sales. Advanced Materials segment gross margin was 24.0% and 24.2% for the first quarter of fiscal 2006 and 2005, respectively. The slight decrease in Advanced Materials gross margin reflected the impact of the shipment of acquired inventories of Darchem, which were valued at fair market value at acquisition. This decrease was partially offset by improved margins on countermeasure flares. In the prior-year period, gross margins on countermeasure flares were impacted by increased product and development costs on new programs.

Selling, general and administrative expenses (which include corporate expenses) totaled $35.9 million and $30.6 million for the first fiscal quarter of 2006 and 2005, respectively, or 17.5% of sales for the first fiscal quarter of 2006 compared with 16.1% for the prior-year period. The increase in the amount of selling, general and administrative expenses primarily reflected stock option and employee stock purchase plan expense, incentive compensation, insurance, compliance costs, and incremental selling, general and administrative expenses from the Darchem and Palomar acquisitions. Selling, general and administrative expenses include stock option and employee stock purchase plan expense of $1.3 million in the first fiscal quarter of 2006, resulting from accounting for stock option expense under Financial Accounting Standards No. 123(R), "Share-Based Payment." In the first fiscal quarter of 2005, the Company reversed $0.7 million of previously recorded stock option expense as a result of mark-to-market adjustments under the variable method of accounting.

Research, development and engineering spending was $10.3 million, or 5.0% of sales, for the first fiscal quarter of 2006 compared with $9.2 million, or 4.9% of sales, for the first fiscal quarter of 2005. The increase in research, development and engineering principally reflected spending on new programs, including the A400 primary power distribution assembly, TP400 engine sensors, 787 overhead panel control and 787 environmental control programs. Research, development and engineering expense is net of a $1.8 million government subsidy due from France in the first fiscal quarter of 2006. Research, development and engineering spending, before subsidies, is expected to increase for the balance of year before returning to historical levels.

Segment earnings (operating earnings excluding corporate expenses) for the first fiscal quarter of 2006 totaled $23.3 million, compared with $22.3 million for the first fiscal quarter in 2005. Avionics & Controls segment earnings were $9.4 million in both the first fiscal quarter of 2006 and 2005, principally reflecting strong earnings from our cockpit control operations and lower earnings from our medical device operations due to decreased sales volumes as described above. Stock option expense was $0.2 million in the first fiscal quarter of 2006 compared with a reversal of previously recorded stock option expense of $0.2 million in the first fiscal quarter of 2005.

Sensors & Systems segment earnings were $5.8 million for the first fiscal quarter of 2006 compared with $6.4 million for the first fiscal quarter of 2005. The decrease in Sensors & Systems earnings reflected lower earnings from our pressure sensors and motion control


operations, which were partially offset by strong earnings from our electrical power switching, control and data communication operations and a $1.8 million research and development government subsidy due from France. Stock option expense was $0.1 million in the first fiscal quarter of 2006 compared with a reversal of previously recorded stock option expense of $0.1 million in the first fiscal quarter of 2005.

Advanced Materials segment earnings were $8.1 million for the first fiscal quarter of 2006 compared with $6.5 million for the first fiscal quarter of 2005 principally reflecting improved earnings from our countermeasure flare operations. Countermeasure flare operations in the first fiscal quarter of 2005 were impacted by product development expense on a new flare program. Advanced Materials earnings were also enhanced by incremental earnings from the Darchem acquisition and stronger results at our metal finishing operation. Elastomer operating results were slightly lower than the prior-year period due to higher operating expenses resulting from certain production inefficiencies. Stock option expense was $0.2 million in the first fiscal quarter of 2006 compared with a reversal of previously recorded stock option expense of $0.2 million in the first fiscal quarter of 2005.

Interest expense for the first fiscal quarter of 2006 was $4.5 million compared with $4.7 million for the first fiscal quarter of 2005.

During the first fiscal quarter of 2006, we prepaid the $40.0 million 6.77% Senior Notes due November 15, 2008 and incurred a $2.2 million make-whole payment, which was recorded as a loss on extinguishment of debt.

The effective income tax rate for the first fiscal quarter of 2006 was 31.2% (before a $0.9 million reduction of previously estimated tax liabilities) compared with 28.2% for the prior-year period. The $0.9 million reduction of previously estimated tax liabilities is the result of a favorable tax audit which concluded on December 23, 2005. The effective tax rate differed from the statutory rate in the first fiscal quarter in 2006 and 2005, as both periods benefited from various tax credits and certain foreign interest expense deductions. In addition, the first fiscal quarter of 2006 effective tax rate was impacted by the expiration of the U.S. Research and Experimentation Credit at December 31, 2005.

New orders for the first fiscal quarter of 2006 were $269.0 million compared with $203.8 million for the same period in 2005, an increase of 32.0%. Backlog was $546.2 million compared with $437.7 million at the end of the prior-year period and $482.8 million at the end of fiscal 2005. The increase in orders and backlog principally reflects the Darchem acquisition.


Liquidity and Capital Resources

Cash and cash equivalents and short-term investments at January 27, 2006 totaled $61.6 million, a decrease of $119.3 million from October 28, 2005. Net working capital decreased to $166.1 million at January 27, 2006 from $265.2 million at October 28, 2005. Sources and uses of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows used by operating activities were $0.5 million in the first quarter of fiscal 2006. Cash flows provided by operating activities were $10.1 million in the prior-year period. The decrease in cash flows from operating activities principally reflected the decrease in net earnings and increased cash payments for incentive compensation, which is paid annually. These decreases were partially offset by higher cash received from the sale of our products. The increase in cash used for investing activities mainly reflected higher cash paid for acquisitions of businesses. Additionally, the prior-year period included $23.7 million in proceeds from the sale of our discontinued operation. The decrease in cash provided by financing activities principally reflected the net proceeds of $109.0 million from our public offering of 3.7 million shares of common stock completed in the prior-year period. Additionally, the decrease reflected the repayment of our $30.0 million 6.40% Senior Notes in accordance with terms and the $40.0 million prepayment of our 6.77% Senior Notes in the first fiscal quarter of 2006.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $22.0 million during fiscal 2006, compared with $23.8 million expended in fiscal 2005. Capital expenditures for the first fiscal quarter of 2006 totaled $7.0 million, primarily for machinery and equipment and enhancements to information systems.

Total debt at January 27, 2006 was $264.5 million and consisted of $175.0 million of Senior Subordinated Notes, $80.0 million under our U.S. credit facility, and $9.5 million of various debt agreements, including capital lease obligations. The Senior Subordinated Notes are due June 15, 2013 at an interest rate of 7.75%. In September 2003, we entered into an interest rate swap agreement on $75 million of our Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed rate for a variable interest rate on $75 million of the $175 million principal amount outstanding. On November 15, 2005, the $30.0 million 6.4% Senior Notes matured and were paid. Additionally, on November 15, 2005, we prepaid the outstanding principal amount of $40.0 million of our 6.77% Senior Notes due November 15, 2008. Under the terms of the Note Purchase Agreement, we paid an additional $2.2 million make-whole payment, which was recorded as a loss on extinguishment of debt in the first quarter of fiscal 2006. On February 10, 2006, we amended our credit agreement to provide a $100.0 million term loan facility, which may be drawn in U.S. dollars, U.K. pounds or euros. In addition, the amendment provides that up to $25.0 million of the credit facility and up to $50.0 million of the letter of credit may be drawn in U.K. pounds or euros in addition to U.S. dollars. On February 10, 2006 we borrowed U.K. pound 57.0 million, or approximately $100 million, under the term loan facility. We expect to use the proceeds from the loan as working capital for our U.K. operations and to repay a portion of our outstanding borrowings under our revolving credit facility. The principal amount of the loan is payable quarterly commencing on March 31, 2007 through the termination date of November 14, 2010 according to a payment schedule by which 1.25% of the principal amount is


paid in each quarter of 2007, 2.50% in each quarter of 2008, 5.00% in each quarter of 2009 and 16.25% in each quarter of 2010. The loan accrues interest at a variable rate based on the British Bankers Association Interest Settlement Rate for deposits in U.K. pounds plus an additional margin amount that ranges from 1.125% to 0.500% depending upon our leverage ratio. At February 10, 2006, the initial interest rate on the term loan was 5.33%. We also entered into an interest rate swap agreement on the full principal amount of the term loan, exchanging the variable interest rate for a fixed interest rate of 4.755% plus an additional margin amount determined by reference to the Company's leverage ratio. In addition, in November 2005, we collateralized a $9.9 million letter of credit with an equivalent amount of cash and cash equivalents.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through fiscal 2006. In addition, we believe that we have adequate access to capital markets to fund future acquisitions.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in "Forward Looking Statements and Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 28, 2005, that may cause our or the industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

Item 4. Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 27, 2006. Based upon that evaluation, they concluded as of January 27, 2006 that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of January 27, 2006 that our disclosure


controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the time period covered by this report, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe that adequate reserves for these liabilities have been made and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on March 1, 2006, the shareholders acted on the following proposals:

a)	The election of the following directors for three-year terms expiring at the 2009 annual meeting:

		Votes Cast

	Name	For	Withheld

	Ross J. Centanni	19,972,891	2,031,020
	Robert S. Cline	19,301,611	2,702,300
	James L. Pierce	19,917,994	2,085,917

	Current directors whose terms are continuing after the 2006 annual meeting are Lewis E. Burns, John F. Clearman, Robert W. Cremin, Anthony P. Franceschini, Charles R. Larson, and Jerry D. Leitman.

b)	The approval of amendments to the Company's 2004 Equity Incentive Plan to, among other things, authorize the issuance of an additional 1,000,000 shares of the Company's Common Stock:

Votes Cast

For	Against	Abstained

15,907,900	3,705,920	5,389,929

There were 5,389,929 broker non-votes on the above proposal.


c)	The approval of amendments to the Company's 2002 Employee Stock Purchase Plan (the ESPP) to authorize the issuance of an additional 150,000 shares of the Company's Common Stock:

	Votes Cast

	For	Against	Abstained

	19,309,788	307,673	347,954

	There were 5,389,929 broker non-votes on the above proposal.


Item 5. Other Information

Entry into a Material Definitive Agreement

We held our 2006 annual shareholders meeting on March 1, 2006 at 10:00 a.m. at the Harbor Club - Bellevue, located in Bellevue, Washington. The matters approved by the shareholders and the summary of the votes cast at the annual meeting are described herein under Item 4 of Part II.

As described in Part II Item 4, the ESPP was amended to increase the number of shares authorized for issuance under the ESPP by 150,000 shares and the 2004 Plan was amended to increase the number of shares authorized for issuance under the 2004 Plan by 1,000,000 shares, among other things. In addition to increasing the number of shares authorized for issuance under the 2004 Plan, the 2004 Plan was amended to:

*

update the performance criteria, including to include return on invested capital, which is one of the performance criteria used for performance goals under our annual and long-term incentive plans; and

* update the terms relating to treatment of outstanding awards in a company transaction and a change in control, including the addition of a term providing for the cash-out of outstanding awards.

The amendments to the 2004 Plan also include immaterial clarifications, definitional revisions and changes in the location of some provisions. This description of the amendments to the 2004 Plan and the ESPP is qualified in its entirety by reference to the full text of the 2004 Plan and the ESPP, respectively, which are incorporated into this Report by reference to Annex C and Annex D, respectively, to the definitive proxy statement filed by the Company on January 24, 2006.

Other Information

Our Board of Directors appointed members to serve on the Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee of the Board pursuant to recommendations made by the Nominating & Corporate Governance Committee. Effective March 1, 2006, John F. Clearman was elected as our Lead Independent Director and the members of the committees of our Board of Directors listed below are as follows:

Audit Committee

Robert S. Cline, Chairman
Anthony P. Franceschini
Charles R. Larson
James L. Pierce


Compensation Committee

Jerry D. Leitman, Chairman
Lewis E. Burns
Ross J. Centanni
John F. Clearman

Nominating & Corporate Governance Committee

Ross J. Centanni, Chairman
Lewis E. Burns
Robert S. Cline
Anthony P. Franceschini


Item 6. Exhibits

2.1

Stock Purchase Agreement dated as of December 16, 2005 between Esterline Technologies Holdings Limited, as Buyer, and the persons set forth on Schedule 1 thereto, as Sellers. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 15, 2005 [Commission File Number 1-6357].)

10.2

Amendment No. 4 to Credit Agreement dated as of February 10, 2006 by and among Esterline Technologies Corporation, the financial institutions identified therein and Wachovia Bank, National Association, as Administrative Agent. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 10, 2006 [Commission File Number 1-6357].)

10.21

Esterline Technologies Corporation Fiscal Year 2006 Annual Incentive Plan. (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.33

Esterline Technologies Corporation 2002 Stock Purchase Plan. (Incorporated by reference to Annex D in the definitive form of the Company's Proxy Statement relating to its 2006 Annual Meeting of Shareholders held on March 1, 2006 filed on January 24, 2006 [Commission File Number 1-6357].)

10.36

Esterline Technologies Corporation 2004 Equity Incentive Plan. (Incorporated by reference to Annex C in the definitive form of the Company's Proxy Statement relating to its 2006 Annual Meeting of Shareholders held on March 1, 2006 filed on January 24, 2006 [Commission File Number 1-6357].)

11	Schedule setting forth computation of basic and diluted earnings per common share for the three month periods ended January 27, 2006 and January 28, 2005.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: March 6, 2006	By:	/s/ Robert D. George

Robert D. George
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer)
