Form 10-Q
period 2006-04-28
ESTERLINE TECHNOLOGIES CORP
filed 2006-06-06
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of June 2, 2006, 25,426,170 shares of the issuer’s common stock were outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of April 28, 2006 and October 28, 2005

(In thousands, except share amounts)

	April 28, 2006	October 28, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$46,256	$118,304
Cash in escrow	4,315	11,918
Short-term investments	—	62,656
Accounts receivable, net of allowances of $4,435 and $4,462	171,236	149,751
Inventories
Raw materials and purchased parts	80,500	64,377
Work in process	62,740	45,798
Finished goods	25,439	20,294

	168,679	130,469

Deferred income tax benefits	26,672	26,868
Prepaid expenses	10,469	7,533

Total Current Assets	427,627	507,499

Property, Plant and Equipment	322,490	282,110
Accumulated depreciation	155,811	143,896

	166,679	138,214
Other Non-Current Assets
Goodwill	360,784	261,167
Intangibles, net	245,845	166,118
Debt issuance costs, net of accumulated amortization of $1,939 and $1,602	4,806	5,144
Deferred income tax benefits	17,773	13,320
Other assets	26,573	23,786

	$1,250,087	$1,115,248

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of April 28, 2006 and October 28, 2005

(In thousands, except share amounts)

	April 28, 2006	October 28, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$59,975	$41,453
Accrued liabilities	108,790	119,115
Credit facilities	18,413	2,031
Current maturities of long-term debt	3,077	70,934
Federal and foreign income taxes	5,751	8,798

Total Current Liabilities	196,006	242,331

Long-Term Liabilities
Long-term debt, net of current maturities	279,756	175,682
Deferred income taxes	74,806	46,421
Other liabilities	34,527	27,237

Commitments and Contingencies	—	—
Minority Interest	3,158	2,713

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 25,419,920 and 25,319,892 shares	5,084	5,064
Additional paid-in capital	265,434	260,095
Retained earnings	371,393	345,370
Accumulated other comprehensive income	19,923	10,335

Total Shareholders’ Equity	661,834	620,864

	$1,250,087	$1,115,248

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Six Month Periods Ended April 28, 2006 and April 29, 2005

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005
Net Sales	$247,939	$211,592	$453,604	$401,384
Cost of Sales	167,200	143,054	310,006	274,746

	80,739	68,538	143,598	126,638
Expenses
Selling, general & administrative	40,973	35,837	76,863	66,445
Research, development & engineering	12,939	9,866	23,272	19,113

Total Expenses	53,912	45,703	100,135	85,558

Operating Earnings From Continuing Operations	26,827	22,835	43,463	41,080

Other (income) expense	(263)	28	(462)	66
Interest income	(998)	(1,025)	(1,857)	(1,560)
Interest expense	5,790	4,097	10,295	8,779
Loss on extinguishment of debt	—	—	2,156	—

Other Expense, Net	4,529	3,100	10,132	7,285

Income From Continuing Operations Before Income Taxes	22,298	19,735	33,331	33,795
Income Tax Expense	4,307	5,974	6,863	9,938

Income From Continuing Operations Before Minority Interest	17,991	13,761	26,468	23,857

Minority Interest	(332)	(35)	(445)	(48)

Income From Continuing Operations	17,659	13,726	26,023	23,809

Income (Loss) From Discontinued Operations, Net of Tax	—	(562)	—	6,965

Net Earnings	$17,659	$13,164	$26,023	$30,774

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Six Month Periods Ended April 28, 2006 and April 29, 2005

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005
Earnings (Loss) Per Share – Basic:
Continuing operations	$.70	$.55	$1.03	$.97
Discontinued operations	—	(.03)	—	.28

Earnings per share – basic	$.70	$.52	$1.03	$1.25

Earnings (Loss) Per Share – Diluted:
Continuing operations	$.68	$.54	$1.01	$.95
Discontinued operations	—	(.02)	—	.28

Earnings per share – diluted	$.68	$.52	$1.01	$1.23

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Month Periods Ended April 28, 2006 and April 29, 2005

(Unaudited)

(In thousands)

	Six Months Ended
	April 28, 2006	April 29, 2005
Cash Flows Provided (Used) by Operating Activities
Net earnings	$26,023	$30,774
Minority interest	445	49
Depreciation and amortization	19,838	18,508
Deferred income taxes	585	1,830
Stock-based compensation	2,649	680
Gain on sale of discontinued operations	—	(9,456)
Gain on sale of short-term investments	(610)	—
Loss on sale of building	—	59
Working capital changes, net of effect of acquisitions
Accounts receivable	919	3,040
Inventories	(22,089)	(14,535)
Prepaid expenses	(2,108)	773
Accounts payable	6,354	4,214
Accrued liabilities	(9,692)	754
Federal and foreign income taxes	(5,224)	472
Other liabilities	1,115	1,300
Other, net	(735)	(682)

	17,470	37,780

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(12,392)	(9,342)
Proceeds from sale of discontinued operations	—	21,421
Proceeds from sale of building	—	2,319
Proceeds from sale of capital assets	458	146
Proceeds from sale of short-term investments	63,266	—
Purchase of short-term investments	—	(45,486)
Acquisitions of businesses, net of cash acquired	(189,667)	(3,346)

	(138,335)	(34,288)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Month Periods Ended April 28, 2006 and April 29, 2005

(Unaudited)

(In thousands)

	Six Months Ended
	April 28, 2006	April 29, 2005
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	$2,351	$2,435
Excess tax benefits from stock option exercises	359	—
Proceeds provided by sale of common stock	—	108,490
Net change in credit facilities	16,188	(4,424)
Proceeds from issuance of long-term debt	100,000	—
Repayment of long-term obligations	(70,556)	(1,474)

	48,342	105,027

Effect of Foreign Exchange Rates on Cash	475	(294)

Net Increase (Decrease) in Cash and Cash Equivalents	(72,048)	108,225

Cash and Cash Equivalents – Beginning of Period	118,304	29,479

Cash and Cash Equivalents – End of Period	$46,256	$137,704

Supplemental Cash Flow Information
Cash Paid for Interest	$11,635	$7,966
Cash Paid for Taxes	3,655	8,446

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended April 28, 2006 and April 29, 2005

1.	The consolidated balance sheet as of April 28, 2006, the consolidated statement of operations for the three and six month periods ended April 28, 2006 and April 29, 2005, and the consolidated statement of cash flows for the six month periods ended April 28, 2006 and April 29, 2005 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2005 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options. The weighted average number of shares outstanding used to compute basic earnings per share was 25,385,000 and 25,120,000 for the three month periods ended April 28, 2006 and April 29, 2005, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 25,817,000 and 25,484,000 for the three month periods ended April 28, 2006 and April 29, 2005, respectively. The weighted average number of shares outstanding used to compute basic earnings per share was 25,361,000 and 24,577,000 for the six month periods ended April 28, 2006, and April 29, 2005, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 25,780,000 and 24,953,000 for the six month periods ended April 28, 2006 and April 29, 2005, respectively.

5.	New Accounting Standard

Prior to October 29, 2005, the Company accounted for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The variable method of accounting was used to account for stock option plans where the option holders were permitted to exercise options by surrendering the option subject to the grant in payment of exercise price of the option and the related statutory taxes. No compensation expense was recognized at the date of grant because the exercise price of all stock option grants is equal to the market price of the Company’s common stock as of the date of grant. However, subsequent changes in the market price of the Company’s stock to the date of exercise or forfeiture resulted in a change in the measurement of compensation costs. Effective October 29, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted Statement 123R using the modified prospective method effective October 29, 2005. The cumulative effect of the change in accounting principle upon adoption of Statement 123R was included in selling, general and administrative expense as the amount was not significant.

6.	The Company’s comprehensive income is as follows:

(In thousands)	Three Months Ended		Six Months Ended
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005

Net Earnings	$17,659	$13,164	$26,023	$30,774
Change in Fair Value of Derivative Financial Instruments, Net of Tax	1,255	612	831	1,435
Minimum Pension Liability, Net of Tax	(3,682)	—	(3,682)	—
Foreign Currency Translation Adj.	12,113	(738)	12,439	3,453

Comprehensive Income	$27,345	$13,038	$35,611	$35,662

7.	On March 24, 2006, the Company acquired all of the outstanding capital stock of Wallop Defence Systems Limited (Wallop), a manufacturer of military pyrotechnic countermeasure devices for U.K. £33.2 million in cash (approximately $57.9 million including acquisition costs and an adjustment based on the amount of indebtedness and net working capital of Wallop as of closing). In addition, the Company may pay an additional purchase price up to U.K. £10.0 million, or approximately $18.2 million, depending on the future financial performance of Wallop. The acquisition strengthens the Company’s international position in countermeasure devices. Wallop is included in the Advanced Materials segment and the results of its operations were included from the effective date of the acquisition. A preliminary estimate of the fair value of assets acquired and liabilities assumed was made at April 28, 2006, which will be revised during the third quarter of fiscal 2006 when the independent valuation is completed.

8.

On December 16, 2005, the Company acquired all of the outstanding capital stock of Darchem Holdings Limited (Darchem), a manufacturer of thermally engineered components for critical aerospace applications for U.K. £68.6 million in cash (approximately

$121.6 million including acquisition costs and an adjustment based on the amount of cash and net working capital of Darchem as of closing). Darchem holds a leading position in its niche market and fits the Company’s engineered-to-order model. Darchem is included in the Advanced Materials segment and the results of its operations were included from the effective date of the acquisition.

The following summarizes the estimated fair market value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based upon a preliminary independent valuation report. The amount allocated to goodwill is not expected to be deductible for income tax purposes.

(In thousands)
As of December 16, 2005

Current Assets	$22,361
Property, plant and equipment	8,499
Intangible assets subject to amortization
Programs (20 year weighted average useful life)	45,691
Customer relationships (8 year weighted average useful life)	2,215
Patents (11 year weighted average useful life)	3,083
Other (1 year useful life)	284

51,273

Trade name	6,219
Other	171
Goodwill	60,689

Total assets acquired	149,212

Current liabilities assumed	8,523
Deferred tax liabilities	19,083

Net assets acquired	$121,606

9.	On January 28, 2005, the Company completed the sale of the outstanding stock of its wholly owned subsidiary Fluid Regulators Corporation (Fluid Regulators), which was included in the Company’s Sensors & Systems segment, for approximately $21.4 million. As a result of the sale, the Company recorded a gain of $7.0 million, net of tax of $2.4 million, in the first fiscal quarter of 2005. Sales and net earnings were $3.4 million and $0.3 million during the six-month period ended April 29, 2005. Fluid Regulators is reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

10.

The effective income tax rate for the first six months of fiscal 2006 was 29.3% (before a $2.9 million reduction of previously estimated tax liabilities) compared with 29.4% for the first six months of fiscal 2005. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits and certain foreign interest expense deductions. On April 25, 2006, the Company received a Notice of Proposed Adjustment (NOPA) from the

State of California Franchise Tax Board covering, among other items, the examination of research and development tax credits for fiscal years 1997 through 2002. As a result of receiving the NOPA the Company reduced previously estimated tax liabilities by $2.0 million. Additionally, as a result of a favorable tax audit which was concluded on December 23, 2005, the Company also reduced previously estimated tax liabilities by $0.9 million. While the effective tax rate in the first six months of fiscal 2006 was impacted by the expiration of the U.S. Research and Experimentation Credit at December 31, 2005, the impact was partially offset by increased benefits from various tax credits and foreign interest deductions.

11.	As of April 28, 2006, the Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the first six months of fiscal 2006 was $2.6 million. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.8 million.

In March 2002, the Company’s shareholders approved the establishment of an Employee Stock Purchase Plan (ESPP) under which 300,000 shares of the Company’s common stock are reserved for issuance to employees. On March 1, 2006, the Company’s shareholders authorized an additional 150,000 shares of the Company’s stock under the ESPP. The plan qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code. Employees are eligible to participate through payroll deduction subject to certain limitations. At the end of each offering period, usually six months, shares are purchased by the participants at 85% of the lower of the fair market value on the first day of the offering period or the purchase date. During the first six months of fiscal 2006, employees purchased 34,452 shares at a fair market value price of $36.55 per share, leaving a balance of 238,526 shares available for issuance in the future. As of April 28, 2006, deductions aggregating $815,520 were accrued for the purchase of shares on June 15, 2006.

The Company also has an equity incentive plan for officers and key employees. On March 1, 2006, the Company’s shareholders authorized the issuance of an additional 1,000,000 shares of the Company’s common stock under the equity incentive plan. At April 28, 2006, the Company had 2,620,450 shares reserved for issuance to officers and key employees, of which 1,121,950 shares were available to be granted in the future. The Board of Directors authorized the Compensation Committee to administer awards granted under the equity incentive plan, including option grants, and to establish the terms of such awards. Awards under the equity incentive plan may be granted to eligible employees of the Company over the 10-year period ending March 3, 2014. Options granted become exercisable ratably over a period of four years following the date of grant and expire on the tenth anniversary of the grant. Option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The weighted-average grant date fair value of options granted during the six-month periods ended April 28, 2006 and April 29, 2005, was $22.10 per share and $18.10 per share, respectively.

The fair value of each option granted by the Company was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The Company uses historical data to estimate volatility of the Company’s common stock and option exercise and employee termination assumptions. The range of the expected term reflects the results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect at the time of the grant.

Six Months Ended
	April 28, 2006	April 29, 2005
Risk-free interest rate (U.S. Treasury zero coupon issues)	4.53 – 4.72%	4.48 – 4.71%
Expected dividend yield	—	—
Expected volatility	45.0%	45.3%
Expected life (years)	6.5 – 9.5	5.6 – 8.6

The following table summarizes the changes in outstanding options granted under the Company’s stock option plans for the six-month period ended April 28, 2006:

		Weighted Average
	Shares Subject to Option	Remaining Contractual Term (years)	Exercise Price
Outstanding, beginning of period	1,401,100		$23.56
Granted	166,400		38.98
Exercised	(57,000)		16.28
Canceled or expired	(12,000)		25.85

Outstanding, end of period	1,498,500	6.7	$25.53

Exercisable, end of period	807,200	5.0	$19.27

The aggregate intrinsic value of option shares outstanding and exercisable at April 28, 2006 was $29.2 million and $20.8 million, respectively.

The table below presents stock activity related to stock options exercised in the periods ended April 28, 2006 and April 29, 2005:

(In thousands)	Six Months Ended
	April 28, 2006	April 29, 2005
Proceeds from stock options exercised	$928	$1,345
Tax benefits related to stock options exercised	564	977
Intrinsic value of stock options exercised	1,511	3,055

Total unrecognized compensation expense for options that have not vested as of April 28, 2006, is $6.6 million, which will be recognized over a weighted average period of 1.52 years.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value method for the prior-year three and six month periods:

(In thousands)	Three and Six Months Ended April 29, 2005
Net earnings, as reported	$13,164	$30,774
Stock-based compensation expense reversal, net of income tax benefit included in net earnings as reported	911	457
Stock-based compensation costs net of income tax under the fair value method of accounting	(476)	(917)

Pro forma net earnings	$13,599	$30,314

Basic earnings per share:
As reported	$.52	$1.25
Pro forma	.54	1.23

Diluted earnings per share:
As reported	$.52	$1.23
Pro forma	.53	1.21

12.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and U.S. and non-U.S. plans maintained by Leach Holding Corporation, a wholly-owned subsidiary of the Company. Components of net periodic pension cost consisted of the following:

(In thousands)	Three Months Ended		Six Months Ended
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005
Components of Net Periodic Pension Cost
Service cost	$880	$1,065	$1,760	$2,133
Interest cost	2,494	2,352	4,988	5,720
Expected return on plan assets	(3,180)	(2,955)	(6,359)	(6,753)
Amortization of prior service cost	5	5	9	9
Amortization of actuarial loss	406	165	812	335

Net Periodic Cost	$605	$632	$1,210	$1,444

13.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended		Six Months Ended
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005
Sales
Avionics & Controls	$71,864	$64,990	$134,306	$125,845
Sensors & Systems	83,177	84,541	156,647	158,915
Advanced Materials	92,898	62,061	162,651	116,624

Total Sales	$247,939	$211,592	$453,604	$401,384

Income from Continuing Operations
Avionics & Controls	$11,296	$9,204	$20,671	$18,603
Sensors & Systems	7,300	11,166	13,083	17,563
Advanced Materials	15,696	8,747	23,816	15,228

Segment Earnings	34,292	29,117	57,570	51,394

Corporate expense	(7,465)	(6,282)	(14,107)	(10,314)
Other income (expense)	263	(28)	462	(66)
Interest income	998	1,025	1,857	1,560
Interest expense	(5,790)	(4,097)	(10,295)	(8,779)
Loss on extinguishment of debt	—	—	(2,156)	—

	$22,298	$19,735	$33,331	$33,795

14.	On November 24, 2004, the Company completed a public offering of 3.7 million shares of common stock, including shares sold under the underwriters’ over-allotment option, priced at $31.25 per share, generating net proceeds of approximately $108.5 million, of which $5.0 million was used to pay off existing credit facilities. The funds provide additional financial resources for acquisitions and general corporate purposes. The Company issued 100,028 and 154,411 shares under its employee stock plans during the six month periods ended April 28, 2006 and April 29, 2005, respectively.

15.	On November 15, 2005, the $30.0 million 6.4% Senior Notes matured and were paid. Additionally, on November 15, 2005, the Company prepaid the outstanding principal amount of the $40.0 million 6.77% Senior Notes due November 15, 2008. Under the terms of the Note Purchase Agreement, the Company paid an additional $2.2 million make-whole payment, which was recorded as a loss on extinguishment of debt in the first fiscal quarter of 2006. On February 10, 2006, the Company amended its credit agreement to provide a $100.0 million term loan facility, which may be drawn in U.S. dollars, U.K. pounds or euros. In addition, the amendment provides that up to $25.0 million of the credit facility and up to $50.0 million of the letter of credit may be drawn in U.K. pounds or euros in addition to U.S. dollars. On February 10, 2006, the Company borrowed U.K. £57.0 million, or approximately $100.0 million, under the term loan facility. The Company used the proceeds from the loan as working capital for its U.K. operations and to repay a portion of its outstanding borrowings under the revolving credit facility. The principal amount of the loan is payable quarterly commencing on March 31, 2007 through the termination date of November 14, 2010, according to a payment schedule by which 1.25% of the principal amount is paid in each quarter of 2007, 2.50% in each quarter of 2008, 5.00% in each quarter of 2009 and 16.25% in each quarter of 2010. The loan accrues interest at a variable rate based on the British Bankers Association Interest Settlement Rate for deposits in U.K. pounds plus an additional margin amount that ranges from 1.125% to 0.500% depending upon the Company’s leverage ratio. As of February 10, 2006, the initial interest rate on the term loan was 5.33%. The Company entered into an interest rate swap agreement on the full principal amount by which the variable interest rate was exchanged for a fixed interest rate of 4.755% plus an additional margin amount determined by reference to the Company’s leverage ratio. In addition, in November 2005, the Company collateralized a $9.9 million letter of credit with an equivalent amount of cash and cash equivalents.

16.

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of April 28, 2006, and October 28, 2005, and for the applicable periods ended April 28, 2006, and April 29, 2005, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Senior Subordinated Notes which include Advanced Input Devices, Inc., Amtech Automated Manufacturing Technology, Angus Electronics Co., Armtec Countermeasures Co., Armtec Countermeasures TNO Co., Armtec Defense Products Co., AVISTA, Incorporated, BVR Technologies Co., Equipment Sales Co., EA Technologies Corporation, Esterline Sensors Services Americas, Inc., Esterline Technologies Holdings Limited, H.A. Sales Co., Hauser Inc., Hytek Finishes Co., Janco

Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., Norwich Aero Products, Inc., Palomar Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., Surftech Finishes Co., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Auxitrol S.A., Auxitrol Technologies S.A., Darchem Holdings Ltd., Esterline Sensors Services Asia PTD, Ltd., Esterline Technologies Denmark Aps (Denmark), Esterline Technologies Ltd. (England), Esterline Technologies Ltd. (Hong Kong), Guizhou Leach-Tianyi Aviation Electrical Company Ltd. (China), Leach International Asia-Pacific Ltd. (Hong Kong), Leach International Europe S.A. (France), Leach International Germany GmbH (Germany), Leach International Mexico S. de R.L. de C.V. (Mexico), Leach International U.K. (England), LRE Medical GmbH (Germany), Muirhead Aerospace Ltd., Norcroft Dynamics Ltd., Pressure Systems International Ltd., Wallop Defence Systems Limited, Weston Aero Ltd. (England), and Weston Aerospace Ltd. (England). The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies and have fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes.

Condensed Consolidating Balance Sheet as of April 28, 2006.

(In thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$19,951	$6,089	$20,216	$—	$46,256
Cash in escrow	4,315	—	—	—	4,315
Accounts receivable, net	1,068	89,891	80,277	—	171,236
Inventories	—	100,500	68,179	—	168,679
Deferred income tax benefits	23,084	4	3,584	—	26,672
Prepaid expenses	195	5,376	4,898	—	10,469

Total Current Assets	48,613	201,860	177,154	—	427,627

Property, Plant & Equipment, Net	2,557	102,307	61,815	—	166,679
Goodwill	—	195,474	165,310	—	360,784
Intangibles, Net	107	79,082	166,656	—	245,845
Debt Issuance Costs, Net	4,806	—	—	—	4,806
Deferred Income Tax Benefits	13,900	1,637	2,236	—	17,773
Other Assets	3,531	16,794	6,248	—	26,573
Amounts Due (To) From Subsidiaries	235,371	73,061	—	(308,432)	—
Investment in Subsidiaries	719,030	—	—	(719,030)	—

Total Assets	$1,027,915	$670,215	$579,419	$(1,027,462)	$1,250,087

(In thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,299	$20,928	$36,748	$—	$59,975
Accrued liabilities	27,459	51,030	30,301	—	108,790
Credit facilities	14,000	—	4,413	—	18,413
Current maturities of long-term debt	1,300	1,026	751	—	3,077
Federal and foreign income taxes	3,925	70	1,756	—	5,751

Total Current Liabilities	48,983	73,054	73,969	—	196,006

Long-Term Debt, Net	275,314	2,862	1,580	—	279,756
Deferred Income Taxes	31,346	(13)	43,473	—	74,806
Other Liabilities	10,438	17,139	6,950	—	34,527
Amounts Due To (From) Subsidiaries	—	—	291,939	(291,939)	—
Minority Interest	—	—	3,158	—	3,158
Shareholders’ Equity	661,834	577,173	158,350	(735,523)	661,834

Total Liabilities and Shareholders’ Equity	$1,027,915	$670,215	$579,419	$(1,027,462)	$1,250,087

Condensed Consolidating Statement of Operations for the three month period ended April 28, 2006.

(In thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$161,486	$88,604	$(2,151)	$247,939
Cost of Sales	—	107,985	61,366	(2,151)	167,200

	—	53,501	27,238	—	80,739
Expenses
Selling, general and administrative	—	23,984	16,989	—	40,973
Research, development and engineering	—	5,488	7,451	—	12,939

Total Expenses	—	29,472	24,440	—	53,912

Operating Earnings From Continuing Operations	—	24,029	2,798	—	26,827

Other (income) expense	—	—	(263)	—	(263)
Interest income	(4,957)	(631)	(977)	5,567	(998)
Interest expense	5,581	1,067	4,709	(5,567)	5,790
Loss on extinguishment of debt	—	—	—	—	—

Other Expense, Net	624	436	3,469	—	4,529

Income (Loss) From Continuing Operations Before Taxes	(624)	23,593	(671)	—	22,298
Income Tax Expense (Benefit)	(153)	4,500	(40)	—	4,307

Income (Loss) From Continuing Operations Before Minority Interest	(471)	19,093	(631)	—	17,991

Minority Interest	—	—	(332)	—	(332)

Income (Loss) From Continuing Operations	(471)	19,093	(963)	—	17,659

Equity in Net Income of Consolidated Subsidiaries	18,130	—	—	(18,130)	—

Net Income (Loss)	$17,659	$19,093	$(963)	$(18,130)	$17,659

Condensed Consolidating Statement of Operations for the six month period ended April 28, 2006.

(In thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$304,882	$155,872	$(7,150)	$453,604
Cost of Sales	—	207,459	109,697	(7,150)	310,006

	—	97,423	46,175	—	143,598
Expenses
Selling, general and administrative	—	47,880	28,983	—	76,863
Research, development and engineering	—	10,590	12,682	—	23,272

Total Expenses	—	58,470	41,665	—	100,135

Operating Earnings From Continuing Operations	—	38,953	4,510	—	43,463

Other (income) expense	—	—	(462)	—	(462)
Interest income	(9,157)	(1,265)	(1,880)	10,445	(1,857)
Interest expense	9,989	2,093	8,658	(10,445)	10,295
Loss on extinguishment of debt	2,156	—	—	—	2,156

Other Expense, Net	2,988	828	6,316	—	10,132

Income (Loss) From Continuing Operations Before Taxes	(2,988)	38,125	(1,806)	—	33,331
Income Tax Expense (Benefit)	(817)	8,925	(1,245)	—	6,863

Income (Loss) From Continuing Operations Before Minority Interest	(2,171)	29,200	(561)	—	26,468

Minority Interest	—	—	(445)	—	(445)

Income (Loss) From Continuing Operations	(2,171)	29,200	(1,006)	—	26,023

Equity in Net Income of Consolidated Subsidiaries	28,194	—	—	(28,194)	—

Net Income (Loss)	$26,023	$29,200	$(1,006)	$(28,194)	$26,023

Condensed Consolidating Statement of Cash Flows for the six month period ended April 28, 2006.

(In thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$26,023	$29,200	$(1,006)	$(28,194)	$26,023
Minority interest	—	—	445	—	445
Depreciation & amortization	—	11,937	7,901	—	19,838
Deferred income taxes	(1,488)	95	1,978	—	585
Stock-based compensation	—	1,775	874	—	2,649
Gain on sale of short-term investments	(610)	—	—	—	(610)
Working capital changes, net of effect of acquisitions
Accounts receivable	(397)	7,156	(5,840)	—	919
Inventories	—	(15,043)	(7,046)	—	(22,089)
Prepaid expenses	(16)	(883)	(1,209)	—	(2,108)
Accounts payable	1,309	669	4,376	—	6,354
Accrued liabilities	(4,895)	(2,617)	(2,180)	—	(9,692)
Federal & foreign income taxes	291	(6)	(5,509)	—	(5,224)
Other liabilities	1,115	58	(58)	—	1,115
Other, net	123	(434)	(424)	—	(735)

	21,455	31,907	(7,698)	(28,194)	17,470

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(126)	(7,115)	(5,151)	—	(12,392)
Proceeds from sale of capital assets	5	379	74	—	458
Proceeds from sale of short-term investments	63,266	—	—	—	63,266
Acquisitions of businesses, net	—	(9,889)	(179,778)	—	(189,667)

	63,145	(16,625)	(184,855)	—	(138,335)

(In thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	2,351	—	—	—	2,351
Excess tax benefits from stock option exercises	359	—	—	—	359
Net change in credit facilities	14,000	—	2,188	—	16,188
Proceeds from issuance of long-term debt	100,000	—	—	—	100,000
Repayment of long-term debt	(66,037)	(324)	(4,195)	—	(70,556)
Net change in intercompany financing	(190,686)	(10,945)	173,437	28,194	—

	(140,013)	(11,269)	171,430	28,194	48,342

Effect of Foreign Exchange Rates on Cash	—	(78)	553	—	475

Net Increase (Decrease) in Cash and Cash Equivalents	(55,413)	3,935	(20,570)	—	(72,048)
Cash and Cash Equivalents – Beginning of Period	75,364	2,154	40,786	—	118,304

Cash and Cash Equivalents – End of Period	$19,951	$6,089	$20,216	$—	$46,256

Condensed Consolidating Balance Sheet as of October 28, 2005.

(In thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$75,364	$2,154	$40,786	$—	$118,304
Cash in escrow	11,918	—	—	—	11,918
Short-term investments	62,656	—	—	—	62,656
Accounts receivable, net	671	96,931	52,149	—	149,751
Inventories	—	84,351	46,118	—	130,469
Deferred income tax benefits	25,115	102	1,651	—	26,868
Prepaid expenses	179	4,481	2,873	—	7,533
Other current assets	—	—	—	—	—

Total Current Assets	175,903	188,019	143,577	—	507,499

Property, Plant & Equipment, Net	2,687	95,001	40,526	—	138,214
Goodwill	—	191,919	69,248	—	261,167
Intangibles, Net	107	82,196	83,815	—	166,118
Debt Issuance Costs, Net	5,144	—	—	—	5,144
Deferred Income Tax Benefits	11,257	—	2,063	—	13,320
Other Assets	2,638	16,266	4,882	—	23,786
Amounts Due (To) From Subsidiaries	134,964	64,835	—	(199,799)	—
Investment in Subsidiaries	615,599	129	(128)	(615,600)	—

Total Assets	$948,299	$638,365	$343,983	$(815,399)	$1,115,248

(In thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$990	$19,877	$20,586	$—	$41,453
Accrued liabilities	38,620	53,246	27,249	—	119,115
Credit facilities	—	—	2,031	—	2,031
Current maturities of long-term debt	70,000	—	934	—	70,934
Federal and foreign income taxes	3,634	76	5,088	—	8,798

Total Current Liabilities	113,244	73,199	55,888	—	242,331

Long-Term Debt, Net	173,988	—	1,694	—	175,682
Deferred Income Taxes	30,880	(10)	15,551	—	46,421
Other Liabilities	9,323	11,209	6,705	—	27,237
Amounts Due To (From) Subsidiaries	—	—	195,829	(195,829)	—
Minority Interest	—	—	2,713	—	2,713
Shareholders’ Equity	620,864	553,967	65,603	(619,570)	620,864

Total Liabilities and Shareholders’ Equity	$948,299	$638,365	$343,983	$(815,399)	$1,115,248

Condensed Consolidating Statement of Operations for the three month period ended April 29, 2005.

(In thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$141,165	$75,528	$(5,101)	$211,592
Cost of Sales	—	97,380	50,775	(5,101)	143,054

	—	43,785	24,753	—	68,538
Expenses
Selling, general and administrative	—	24,143	11,694	—	35,837
Research, development and engineering	—	4,191	5,675	—	9,866

Total Expenses	—	28,334	17,369	—	45,703

Operating Earnings From Continuing Operations	—	15,451	7,384	—	22,835

Other (income) expense	50	16	(38)	—	28
Interest income	(4,027)	(571)	(666)	4,239	(1,025)
Interest expense	4,492	1,033	2,811	(4,239)	4,097

Other Expense, Net	515	478	2,107	—	3,100

Income (Loss) From Continuing Operations Before Taxes	(515)	14,973	5,277	—	19,735
Income Tax Expense (Benefit)	(165)	4,470	1,669	—	5,974

Income (Loss) From Continuing Operations Before Minority Interest	(350)	10,503	3,608	—	13,761

Minority Interest	—	—	(35)	—	(35)

Income (Loss) From Continuing Operations	(350)	10,503	3,573	—	13,726

Loss From Discontinued Operations, Net of Tax	—	(562)	—	—	(562)
Equity in Net Income of Consolidated Subsidiaries	13,514	—	—	(13,514)	—

Net Income (Loss)	$13,164	$9,941	$3,573	$(13,514)	$13,164

Condensed Consolidating Statement of Operations for the six month period ended April 29, 2005.

(In thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$266,494	$143,846	$(8,956)	$401,384
Cost of Sales	—	187,164	96,538	(8,956)	274,746

	—	79,330	47,308	—	126,638
Expenses
Selling, general and administrative	—	42,422	24,023	—	66,445
Research, development and engineering	—	7,722	11,391	—	19,113

Total Expenses	—	50,144	35,414	—	85,558

Operating Earnings From Continuing Operations	—	29,186	11,894	—	41,080

Other expense	50	16	—	—	66
Interest income	(7,580)	(1,696)	(1,274)	8,990	(1,560)
Interest expense	8,981	2,565	6,223	(8,990)	8,779

Other Expense, Net	1,451	885	4,949	—	7,285

Income (Loss) From Continuing Operations Before Taxes	(1,451)	28,301	6,945	—	33,795
Income Tax Expense (Benefit)	(426)	8,278	2,086	—	9,938

Income (Loss) From Continuing Operations Before Minority Interest	(1,025)	20,023	4,859	—	23,857

Minority Interest	—	—	(48)	—	(48)

Income (Loss) From Continuing Operations	(1,025)	20,023	4,811	—	23,809

Income From Discontinued Operations, Net of Tax	—	6,965	—	—	6,965
Equity in Net Income of Consolidated Subsidiaries	31,799	—	—	(31,799)	—

Net Income (Loss)	$30,774	$26,988	$4,811	$(31,799)	$30,774

Condensed Consolidating Statement of Cash Flows for the six month period ended April 29, 2005.

(In thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$30,774	$26,988	$4,811	$(31,799)	$30,774
Minority interest	—	—	49	—	49
Depreciation & amortization	—	11,059	7,449	—	18,508
Deferred income taxes	4,294	—	(2,464)	—	1,830
Stock-based compensation	—	519	161	—	680
Gain on sale of discontinued operation	—	(9,456)	—	—	(9,456)
Loss on sale of building	—	59	—	—	59
Working capital changes, net of effect of acquisitions
Accounts receivable	1,549	8,019	(6,528)	—	3,040
Inventories	—	(11,112)	(3,423)	—	(14,535)
Prepaid expenses	107	(1,895)	2,561	—	773
Accounts payable	(285)	144	4,355	—	4,214
Accrued liabilities	442	1,226	(914)	—	754
Federal & foreign income taxes	(4,837)	5	5,304	—	472
Other liabilities	1,109	44	147	—	1,300
Other, net	665	(651)	(696)	—	(682)

	33,818	24,949	10,812	(31,799)	37,780

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(208)	(6,669)	(2,465)	—	(9,342)
Proceeds from sale of discontinued operation	—	21,421	—	—	21,421
Proceeds from sale of building	—	2,319	—	—	2,319
Proceeds from sale of capital assets	5	74	67	—	146
Purchase of short-term investments	(45,486)	—	—	—	(45,486)
Acquisitions of businesses, net	—	(3,346)	—	—	(3,346)

	(45,689)	13,799	(2,398)	—	(34,288)

(In thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	2,435	—	—	—	2,435
Proceeds provided by sale of common stock	108,490	—	—	—	108,490
Net change in credit facilities	(5,000)	—	576	—	(4,424)
Repayment of long-term debt	(1,002)	(57)	(415)	—	(1,474)
Net change in intercompany financing	86	(39,445)	7,560	31,799	—

	105,009	(39,502)	7,721	31,799	105,027

Effect of Foreign Exchange Rates on Cash	211	(7)	(498)	—	(294)

Net Increase (Decrease) in Cash and Cash Equivalents	93,349	(761)	15,637	—	108,225
Cash and Cash Equivalents – Beginning of Period	6,859	2,353	20,267	—	29,479

Cash and Cash Equivalents – End of Period	$100,208	$1,592	$35,904	$—	$137,704

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our current business and strategic plan focuses on the continued development of our products in three key technology segments: avionics and controls, sensors and systems and specialized high-performance elastomers and other complex materials, principally for the aerospace and defense markets. We are concentrating our efforts to expand our capabilities in these markets and to anticipate the global needs of our customers and respond to such needs with comprehensive solutions. These efforts focus on continuous research and new product development, acquisitions and establishing strategic realignments of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering. On March 24, 2006, we acquired all of the outstanding capital stock of Wallop Defence Systems Limited (Wallop), a manufacturer of military pyrotechnic countermeasure devices for U.K. £33.2 million in cash (approximately $57.9 million including acquisition costs and an adjustment based on the amount of indebtedness and net working capital as of closing). In addition, we may pay an additional purchase price up to U.K. £10.0 million or approximately $18.2 million, depending on the future financial performance of Wallop. The acquisition strengthens our international position in countermeasure devices. Wallop is included in our Advanced Materials segment. On December 16, 2005, we acquired all of the outstanding capital stock of Darchem Holdings Limited (Darchem), a manufacturer of thermally engineered components for critical aerospace applications for U.K. £68.6 million in cash (approximately $121.6 million including acquisition costs and an adjustment based on the amount of cash and net working capital of Darchem as of closing). Darchem holds a leading position in its niche market and fits our engineered-to-order model and is included in our Advanced Materials segment.

On January 28, 2005, we completed the sale of the outstanding stock of our wholly owned subsidiary Fluid Regulators Corporation (Fluid Regulators), which was included in our Sensors & Systems segment, for approximately $21.4 million. As a result of the sale, we recorded a gain of approximately $7.0 million, net of tax of $2.4 million, in the first fiscal quarter of 2005.

On May 13, 2005, we closed a small unit in our Other segment and incurred $0.4 million in severance, net of $0.2 million in tax, in the second quarter of fiscal 2005.

The dispositions and closure described above are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Results of Continuing Operations

Three Month Period Ended April 28, 2006 Compared to Three Month Period Ended April 29, 2005

Sales for the second fiscal quarter increased 17.2% compared with the prior-year period. Sales by segment were as follows:

(In thousands)	Incr./(Decr.) from prior year period	Three Months Ended
		April 28, 2006	April 29, 2005
Avionics & Controls	10.6%	$71,864	$64,990
Sensors & Systems	(1.6)%	83,177	84,541
Advanced Materials	49.7%	92,898	62,061

Total Net Sales		$247,939	$211,592

The 10.6% increase in Avionics & Controls principally reflected incremental sales from the Palomar acquisition in the third fiscal quarter of 2005 and increased sales volumes of cockpit controls due to new OEM programs. These sales increases were partially offset by a decrease in sales of medical devices due to one customer’s decision to source its requirements from a low-cost country. We expect to replace this business with new or existing customers who meet our targeted profile of requiring highly engineered solutions, generally lower production volumes and higher product mix.

The 1.6% decrease in sales of Sensors & Systems principally reflected lower motion control distribution sales to the British Ministry of Defence (British MoD). In addition, pressure sensor sales in the second fiscal quarter of 2005 were enhanced by a retrofit program. Sensors & Systems sales also reflected a weaker U.K. pound and euro relative to the U.S. dollar, as the average exchange rate from the U.K. pound and euro to the U.S. dollar decreased from 1.89 and 1.31 in the second quarter of fiscal 2005 to 1.76 and 1.21 in the second quarter of fiscal 2006. These decreases in sensors sales were partially offset by increased sales of electrical power switching devices from new OEM programs.

The 49.7% increase in Advanced Materials reflected $20.1 million in incremental sales from the acquisitions of Darchem and Wallop and higher sales of combustible ordnance, countermeasure devices and elastomer material to aerospace and defense customers.

Overall, for the second quarter of fiscal 2006, gross margin as a percentage of sales was 32.6% compared with 32.4% for the second quarter of fiscal 2005. Avionics & Controls segment gross margin was 35.1% and 33.7% for the second fiscal quarter of 2006 and 2005, respectively. Avionics & Controls gross margin increased from the prior-year period due to a higher mix of cockpit control sales and stronger medical equipment gross margins due to improved cost control and higher unit prices. Sensors & Systems segment gross margin was 34.0% and 35.3% for the second fiscal quarter of 2006 and 2005, respectively. The decrease in gross margin reflected lower after-market spares sales, production inefficiencies and increased rent, maintenance and energy expenses at our pressure and temperature sensor operations. Gross margin was also impacted by the effect of our hedging activities related to U.S. dollar denominated sales. Advanced Materials segment gross margin was 29.3% and 27.0% for the second fiscal quarter of 2006 and 2005, respectively. Gross margin was favorably impacted by increased sales of our higher gross margin combustible ordnance and elastomer clamping devices as well as improved operating efficiencies at our flare countermeasure operations. The prior-year period gross margin was negatively impacted by lower sales volumes of combustible ordnance and incremental start-up costs on certain flare countermeasure devices.

Selling, general and administrative expenses (which include corporate expenses) totaled $41.0 million and $35.8 million for the second fiscal quarter of 2006 and 2005, respectively, or 16.5% of sales for the second fiscal quarter of 2006 compared with 16.9% for the prior-year period. Selling, general and administrative expenses include stock option expense of $1.3 million in the second fiscal quarter of 2006, resulting from accounting for stock option expense under Financial Accounting Standards No. 123(R), “Share-Based Payment,” (Statement 123(R)). For information on our adoption of Statement 123(R), see Note 11 of the condensed consolidated financial statements. In the second fiscal quarter of 2005, we recorded $1.4 million of stock option expense under the variable method of accounting. The overall increase in the amount of selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses as a result of the Darchem and Palomar acquisitions. The decrease in selling, general and administrative expenses as a percentage of sales principally reflected higher sales volumes without a proportional increase in the expense during the current fiscal quarter. Our selling, general and administrative expenses are typically fixed.

Research, development and engineering spending was $12.9 million, or 5.2% of sales, for the second fiscal quarter of 2006 compared with $9.9 million, or 4.7% of sales, for the second fiscal quarter of 2005. Darchem’s research, development and engineering spending is relatively low as a percentage of sales compared to our other operating units. If research, development and engineering spending as a percentage of sales is calculated excluding Darchem, the percentage is 5.6%, which is considered by management to be a better comparison to the prior year. The increase in research, development and engineering principally reflected spending on new programs including the A400 primary power distribution assembly, TP400 engine sensors, 787 overhead panel control and 787 environmental control programs. Research, development and engineering is net of a $0.5 million government subsidy due from France in the second quarter of fiscal 2006. Research, development and engineering spending is expected to increase for the balance of the year before returning to historical levels.

Segment earnings (operating earnings excluding corporate expenses) for the second fiscal quarter of 2006 totaled $34.3 million, compared with $29.1 million for the second fiscal quarter in 2005. Avionics & Controls segment earnings were $11.3 million for the second fiscal quarter of 2006 compared with $9.2 million for the second fiscal quarter of 2005, principally reflecting strong results from our cockpit control and medical equipment operations. We believe that the earnings growth acceleration we experienced from our medical equipment operations during the second fiscal quarter of 2006 may moderate in the second half of the fiscal year. Stock option expense was $0.2 million in the second fiscal quarter of 2006 compared with $0.4 million in the second fiscal quarter of 2005.

Sensors & Systems segment earnings were $7.3 million for the second quarter of fiscal 2006 compared with $11.2 million for the second quarter of fiscal 2005. The decrease in earnings reflects a production ramp up of industrial sensors for a relatively new program and manufacturing inefficiencies and delayed shipments due to employee turnover. Management expects these matters to be resolved by the fourth quarter of fiscal 2006. Sensors & Systems earnings were also impacted by an estimated $1.0 million charge as a result of a customer contract termination. Stock option expense was $0.1 million in the second fiscal quarter of 2006 compared with $0.2 million in the second fiscal quarter of 2005.

Advanced Materials segment earnings were $15.7 million for the second fiscal quarter of 2006 compared with $8.7 million for the second fiscal quarter of 2005. Advanced Materials earnings were principally enhanced by increased earnings at our combustible ordnance operations due to strong demand and improved recovery of fixed overhead expenses. Additionally, Advanced Materials earnings reflected incremental earnings from the Darchem acquisition and improved results at our elastomer clamping devices’ operations. In the second quarter of fiscal 2005, earnings at our combustible ordnance and countermeasure operations were impacted by production inefficiencies on new countermeasure flare products and higher operating expenses. Stock option expense was $0.1 million in the second fiscal quarter of 2006 compared with $0.5 million in the second fiscal quarter of 2005.

Interest expense for the second fiscal quarter of 2006 was $5.8 million compared with $4.1 million for the second fiscal quarter of 2005, reflecting increased borrowings to finance acquisitions.

The effective income tax rate for the second fiscal quarter of 2006 was 28.3% (before a $2.0 million reduction of previously estimated tax liabilities) compared with 30.3% for the second fiscal quarter of 2005. On April 25, 2006 we received a Notice of Proposed Adjustment (NOPA) from the State of California Franchise Tax Board covering, among other items, the examination of research and development tax credits for fiscal years 1997 through 2002. As a result of receiving the NOPA we reduced previously estimated tax liabilities by $2.0 million. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits and benefits and certain foreign interest expense deductions. While the second fiscal quarter of 2006 effective tax rate was impacted by the expiration of the U.S. Research and Experimentation Credit at December 31, 2005, the impact was partially offset by increased benefits from various tax credits and foreign interest deductions.

New orders for the second fiscal quarter of 2006 were $335.1 million compared with $263.4 million for the same period in 2005, an increase of 27.2%. The increase in orders principally reflects increased orders for Avionics & Controls and the Darchem and Wallop acquisitions.

Six Month Period Ended April 28, 2006 Compared to Six Month Period Ended April 29, 2005

Year-to-date sales increased 13.0% compared with the prior-year period. Sales by segment were as follows:

(In thousands)	Incr./(Decr.) from prior year period	Six Months Ended
		April 28, 2006	April 29, 2005
Avionics & Controls	6.7%	$134,306	$125,845
Sensors & Systems	(1.4)%	156,647	158,915
Advanced Materials	39.5%	162,651	116,624

Total Net Sales		$453,604	$401,384

The 6.7% increase in sales of Avionics & Controls principally reflected incremental sales from the Palomar acquisition and increased sales of cockpit control devices. These sales increases were partially offset by a decrease in sales of medical devices due to one customer’s decision to source its requirements from a low-cost country. We expect to replace this business with new or existing customers who meet our targeted profile of requiring highly engineered solutions, generally lower production volumes, and higher product mix.

The 1.4% decrease in sales of Sensors & Systems principally reflected lower motion control distribution sales to the British Ministry of Defence (British MoD). In addition, pressure sensor sales in the first six months of fiscal 2005 were enhanced by a retrofit program. Sensors & Systems sales also reflected a weaker U.K. pound and euro relative to the U.S. dollar, as the average exchange rate from the U.K. pound and euro to the U.S. dollar decreased from 1.89 and 1.31 in the six month period ended April 29, 2005 to 1.75 and 1.20 in the six month period ended April 28, 2006. These decreases in sensors sales were partially offset by increased sales of electrical power switching devices from new OEM programs.

The 39.5% increase in Advanced Materials reflected $27.4 million in incremental sales from the acquisitions of Darchem and Wallop and higher sales of combustible ordnance, countermeasure devices and elastomer material to aerospace and defense customers.

Overall, gross margin as a percentage of sales was 31.7% and 31.6% for the first six months of fiscal 2006 and 2005, respectively. Avionics & Controls segment gross margin was 35.4% and 32.6% for the first six months of fiscal 2006 and 2005, respectively, reflecting a higher mix of cockpit control sales, increased pricing and an improved recovery of fixed expenses. Sensors & Systems segment gross margin was 33.2% and 35.0% for the first six months of fiscal 2006 and 2005, respectively. The decrease in gross margin reflected lower after-market spares sales, production inefficiencies and increased rent, maintenance and energy expenses at our pressure and temperature sensor operations. Gross margin was also impacted by the effect of our hedging activities related to U.S. dollar-denominated sales. Advanced Materials segment gross margin was 27.0% and 25.7% for the first six months of fiscal 2006 and 2005, respectively. Gross margin was favorably impacted by higher sales of combustible ordnance and elastomer clamping devices as well as improved operating efficiencies at our flare countermeasure operations.

Selling, general and administrative expenses (which include corporate expenses) totaled $76.9 million and $66.4 million for the first six months of fiscal 2006 and 2005, respectively, or 16.9% of sales, for the first six months of fiscal 2006 compared with 16.6% for the prior-year period. Selling, general and administrative expenses include stock option expense of $2.6 million in the first six months of fiscal 2006, resulting from accounting for stock option expense under Statement 123(R). For information on our adoption of Statement 123(R), see Note 11 of the condensed consolidated financial statements. In the first six months of fiscal 2005, we recorded $0.7 million in stock option expense under the variable method of accounting. The overall increase in the amount of selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses as a result of the Darchem and Palomar acquisitions. Our selling, general and administrative expenses are typically fixed.

Research, development and engineering expenses were $23.3 million, or 5.1% of sales for the first six months of fiscal 2006 compared with $19.1 million, or 4.8% of sales, for the first six months of fiscal 2005. Darchem’s research, development and engineering spending is relatively low as a percentage of sales compared to other operating units. If research, development and engineering spending as a percentage of sales is calculated excluding Darchem, the percentage is 5.4%, which is considered by management to be a better comparison to the prior year. The increase in research, development and engineering principally reflected spending on new programs including the A400 primary power distribution assembly, TP400 engine sensors, 787 overhead panel control and 787 environmental control programs. Research, development and engineering is net of a $2.3 million government subsidy due from France in the first six months of fiscal 2006. Research, development and engineering spending is expected to increase for the balance of the year before returning to historical levels.

Segment earnings (operating earnings excluding corporate expenses) for the first six months of fiscal 2006 totaled $57.6 million, compared with $51.4 million for the prior-year period. Avionics & Controls segment earnings were $20.7 million for the first six months of fiscal 2006 compared with $18.6 million in the prior-year period and reflected strong earnings from our cockpit control operations and lower earnings from our medical device operations due to decreased sales volumes as described above. Stock option expense was $0.4 million and $0.2 million in the first six months of fiscal 2006 and 2005, respectively.

Sensors & Systems segment earnings were $13.1 million for the first six months of fiscal 2006 compared with $17.6 million in the prior-year period. The decrease in earnings reflects a production ramp up of industrial sensors for a relatively new program and manufacturing inefficiencies and delayed shipments due to employee turnover. Sensors & Systems earnings were also impacted by an estimated $1.0 million charge as a result of a customer contract termination. Additionally, fiscal 2005 results benefited from a retrofit program. Stock option expense was $0.3 million and $0.1 million in the first six months of fiscal 2006 and 2005, respectively.

Advanced Materials segment earnings were $23.8 million for the first six months of fiscal 2006 compared with $15.2 million for the prior-year period. Advanced Materials earnings were principally enhanced by increased earnings at our combustible ordnance operations due to strong demand and improved recovery of fixed overhead expenses. Additionally, Advanced Materials earnings reflected incremental earnings from the Darchem acquisition and improved results at our elastomer clamping devices’ operations. Stock option expense was $0.3 million in the first six months of fiscal 2006 and 2005.

Interest expense for the first six months of fiscal 2006 was $10.3 million compared with $8.8 million for the prior-year period, reflecting increased borrowings to finance acquisitions.

The effective income tax rate for the first six months of fiscal 2006 was 29.3%, (before a $2.9 million reduction of previously estimated tax liabilities) compared with 29.4% for the first six months of fiscal 2005. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits and certain foreign interest expense deductions. On April 25, 2006 we received a Notice of Proposed Adjustment (NOPA) from the State of California Franchise Tax Board covering, among other items, the examination of research and development tax credits for fiscal years 1997 through 2002. As a result of receiving the NOPA we reduced $2.0 million of previously estimated tax liabilities. Additionally, as a result of a favorable tax audit which was concluded on December 23, 2005, we reduced previously estimated tax liabilities by $0.9 million. While the effective tax rate in the first six months of fiscal 2006 was impacted by the expiration of the U.S. Research and Experimentation Credit at December 31, 2005, the impact was partially offset by increased benefits from various tax credits and foreign interest deductions.

New orders for the first six months of fiscal 2006 were $604.2 million compared with $467.2 million for the same period in fiscal 2005. Backlog at April 28, 2006, was $633.4 million compared with $489.6 million at April 29, 2005. The increase in backlog principally reflected the Darchem, Wallop and Palomar acquisitions. Approximately $270.1 million in backlog is scheduled for delivery after fiscal 2006. Most orders in backlog are subject to cancellation until delivery.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments at April 28, 2006 totaled $46.3 million, a decrease of $134.7 million from October 28, 2005. Net working capital decreased to $231.6 million at April 28, 2006 from $265.2 million at October 28, 2005. Sources of cash flows from operating activities principally consist of cash received from the sale of products offset by cash payments for material, labor and operating expenses. Cash flows from operating activities were $17.5 million and $37.8 million in the first six months of fiscal 2006 and 2005, respectively. The decrease principally reflected lower cash flows from operating activities of our non-U.S. units, the $2.3 million research and development subsidy from France not yet received in cash and lower cash collections related to our recent U.K.-based acquisitions. Repayment terms on U.K. trade accounts receivable are generally longer than U.S.-based companies. Additionally, the decrease in cash received from customers reflected slower cash receipts from a China-based customer. The decrease in cash flows from operating activities also reflects increased purchases of inventory, higher payments of interest, the $2.2 million make-whole payment, and increased cash payments for incentive compensation, which is paid annually in December. The increase in cash for investing activities mainly reflected cash paid for acquisitions of businesses. Additionally, the prior-year period included $21.4 million in proceeds from the sale of our discontinued operations. The decrease in cash provided by financing activities principally reflected the net proceeds of $108.5 million from our public offering of 3.7 million shares of common stock completed in the prior-year period. Additionally, the decrease reflected the repayment of our $30.0 million 6.40% Senior Notes in accordance with terms and the $40.0 million prepayment of our 6.77% Senior Notes in the first fiscal quarter of 2006.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $22.0 million during fiscal 2006, compared with $23.8 million expended in fiscal 2005. Capital expenditures for the first six months of fiscal 2006 totaled $12.4 million, primarily for machinery and equipment and enhancements to information systems.

Total debt at April 28, 2006 was $301.2 million and consisted of $175.0 million of Senior Subordinated Notes, $104.0 million term loan facility, $14.0 million under our U.S. credit facility, and $8.2 million of various foreign currency debt agreements, including capital lease obligations. The Senior Subordinated Notes mature June 15, 2013, bear interest at 7.75% and contain customary covenants, including restrictions on incurrence of additional debt in certain circumstances, repurchase of our common stock, declaration of dividends, retirement or redemption of subordinated debt, creation of liens and certain asset dispositions. We are in compliance with these covenants and do not view the restrictions as limiting our planned activities. In September 2003 we entered into an interest rate swap agreement on $75 million of our Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed rate for a variable interest rate on $75 million of the $175 million principal amount outstanding. On November 15, 2005, the $30.0 million 6.4% Senior Notes matured and were paid. Additionally, on November 15, 2005, we prepaid the outstanding principal amount of $40.0 million of our 6.77% Senior Notes due November 15, 2008. Under the terms of the Note Purchase Agreement, we paid an additional $2.2 million make-whole payment, which was recorded as a loss on extinguishment of debt in the first quarter of fiscal 2006. On February 10, 2006, we amended our credit agreement to provide a $100.0 million term loan facility, which may be drawn in U.S. dollars, U.K. pounds or euros. In addition, the amendment provides that up to $25.0 million of the credit facility and up to $50.0 million of the letter of credit may be drawn in U.K. pounds or euros in addition to U.S. dollars. On February 10, 2006 we borrowed U.K. £57.0 million, or approximately $100 million, under the term loan facility. We used the proceeds from the loan as working capital for our U.K. operations and to repay a portion of our outstanding borrowings under our revolving credit facility. The principal amount of the loan is payable quarterly commencing on March 31, 2007 through the termination date of November 14, 2010 according to a payment schedule by which 1.25% of the principal amount is paid in each quarter of 2007, 2.50% in each quarter of 2008, 5.00% in each quarter of 2009 and 16.25% in each quarter of 2010. The loan accrues interest at a variable rate based on the British Bankers Association Interest Settlement Rate for deposits in U.K. pounds plus an additional margin amount that ranges from 1.125% to 0.500% depending upon our leverage ratio. At February 10, 2006, the initial interest rate on the term loan was 5.33%. We also entered into an interest rate swap agreement on the full principal amount of the term loan, exchanging the variable interest rate for a fixed interest rate of 4.755% plus an additional margin amount determined by reference to the Company’s leverage ratio. In addition, in November 2005, we collateralized a $9.9 million letter of credit with an equivalent amount of cash and cash equivalents.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through April 2007. In addition, we believe that we have adequate access to capital markets to fund future acquisitions.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in “Forward-Looking Statements and Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 28, 2005, that may cause our or the industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

To the extent that sales are transacted in a foreign currency, we are subject to foreign currency fluctuation risk. Furthermore, we have assets denominated in foreign currencies that are not offset by liabilities in such foreign currencies. Although we own significant operations in France, Germany and the United Kingdom, historically we have not experienced material gains or losses due to interest rate or foreign exchange fluctuations. As more fully described in the Liquidity and Capital Resources section set forth in Part I, Item 2 “Management Discussion and Analysis of Financial Condition and Results of Operations” of this report, on February 10, 2006 we borrowed U.K. £57.0 million, or approximately $100.0 million, under the term loan facility. In addition, we designated the obligation as a derivative instrument to hedge our net investment in Darchem, a U.K. operation. Darchem has $17.3 million in firmly committed sales contracts denominated in U.S. dollars, with maturities of $7.3 million and $10.0 million in fiscal years ended 2006 and 2007, respectively. Darchem also uses forward foreign currency exchange agreements to hedge these U.S. dollar-denominated sales. The notional amount for contracts maturing in fiscal 2006 and 2007 aggregated $4.6 million and $5.0 million, respectively, at April 28, 2006. The average contract rate for contracts maturing in fiscal 2006 and 2007 was 1.79 and 1.80, respectively.

Item 4.	Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 28, 2006. Based upon that evaluation, they concluded as of April 28, 2006 that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of April 28, 2006 that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the time period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

b)	The approval of amendments to the Company’s 2004 Equity Incentive Plan to, among other things, authorize the issuance of an additional 1,000,000 shares of the Company’s Common Stock:

Votes Cast
For	Against	Abstained
15,907,900	3,705,920	5,389,929

There were 5,389,929 broker non-votes on the above proposal.

c)	The approval of amendments to the Company’s 2002 Employee Stock Purchase Plan (the ESPP) to authorize the issuance of an additional 150,000 shares of the Company’s Common Stock:

Votes Cast
For	Against	Abstained
19,309,788	307,673	347,954

There were 5,389,929 broker non-votes on the above proposal.

Item 6.	Exhibits

10.2	Amendment No. 4 to Credit Agreement dated as of February 10, 2006 by and among Esterline Technologies Corporation, the financial institutions identified therein and Wachovia Bank, National Association, as Administrative Agent. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2006 [Commission File Number 1-6357].)

10.33	Esterline Technologies Corporation 2002 Stock Purchase Plan. (Incorporated by reference to Annex D in the definitive form of the Company’s Proxy Statement relating to its 2006 Annual Meeting of Shareholders held on March 1, 2006 filed on January 24, 2006 [Commission File Number 1-6357].)

10.36	Esterline Technologies Corporation 2004 Equity Incentive Plan. (Incorporated by reference to Annex C in the definitive form of the Company’s Proxy Statement relating to its 2006 Annual Meeting of Shareholders held on March 1, 2006 filed on January 24, 2006 [Commission File Number 1-6357].)

10.38	Lease Agreement, dated November 29, 2005 between Lordbay Investments Limited, Darchem Engineering Limited and Darchem Holdings Limited relating to premises located at Units 4 and 5 Eastbrook Road, London Borough of Gloucestershire Gloucester.

10.41	Amendment No. 1 dated as of November 23, 2005 to Lease Agreement dated as of March 1, 1994 between Highland Industrial Park, Inc. and Armtec Countermeasures Company.

11	Schedule setting forth computation of basic and diluted earnings per common share for the three and six month periods ended April 28, 2006 and April 29, 2005.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: June 6, 2006	By:	/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer)