Form 10-Q
period 2006-07-28
ESTERLINE TECHNOLOGIES CORP
filed 2006-09-01
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2006

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

As of August 28, 2006, 25,476,401 shares of the issuer’s common stock were outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of July 28, 2006 and October 28, 2005

(In thousands, except share amounts)

	July 28, 2006	October 28, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$38,642	$118,304
Cash in escrow	4,345	11,918
Short-term investments	—	62,656
Accounts receivable, net of allowances of $4,300 and $4,462	167,766	149,751
Inventories
Raw materials and purchased parts	87,799	64,377
Work in process	73,174	45,798
Finished goods	24,177	20,294

	185,150	130,469

Income tax refundable	3,291	—
Deferred income tax benefits	27,275	26,868
Prepaid expenses	8,205	7,533

Total Current Assets	434,674	507,499

Property, Plant and Equipment	333,676	282,110
Accumulated depreciation	163,035	143,896

	170,641	138,214

Other Non-Current Assets
Goodwill	361,968	261,167
Intangibles, net	244,265	166,118
Debt issuance costs, net of accumulated amortization of $2,108 and $1,602	4,638	5,144
Deferred income tax benefits	17,766	13,320
Other assets	25,691	23,786

	$1,259,643	$1,115,248

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of July 28, 2006 and October 28, 2005

(In thousands, except share amounts)

	July 28, 2006	October 28, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$68,569	$41,453
Accrued liabilities	108,031	119,115
Credit facilities	5,181	2,031
Current maturities of long-term debt	4,099	70,934
Federal and foreign income taxes	2,861	8,798

Total Current Liabilities	188,741	242,331

Long-Term Liabilities
Long-term debt, net of current maturities	280,775	175,682
Deferred income taxes	73,748	46,421
Other liabilities	30,374	27,237

Commitments and Contingencies	—	—

Minority Interest	3,466	2,713

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 25,476,401 and 25,319,892 shares	5,095	5,064
Additional paid-in capital	268,628	260,095
Retained earnings	382,616	345,370
Accumulated other comprehensive income	26,200	10,335

Total Shareholders’ Equity	682,539	620,864

	$1,259,643	$1,115,248

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Nine Month Periods Ended July 28, 2006 and July 29, 2005

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 28, 2006	July 29, 2005	July 28, 2006	July 29, 2005

Net Sales	$248,398	$209,873	$702,002	$611,257
Cost of Sales	173,041	144,180	483,047	418,926

	75,357	65,693	218,955	192,331
Expenses
Selling, general & administrative	41,560	36,927	118,423	103,372
Research, development & engineering	14,480	11,003	37,752	30,116

Total Expenses	56,040	47,930	156,175	133,488

Operating Earnings From Continuing Operations	19,317	17,763	62,780	58,843

Other (income) expense	17	272	(445)	338
Interest income	(393)	(1,187)	(2,250)	(2,747)
Interest expense	5,586	4,654	15,881	13,433
Loss on extinguishment of debt	—	—	2,156	—

Other Expense, Net	5,210	3,739	15,342	11,024

Income From Continuing Operations Before Income Taxes	14,107	14,024	47,438	47,819
Income Tax Expense	2,576	2,043	9,439	11,981

Income From Continuing Operations Before Minority Interest	11,531	11,981	37,999	35,838

Minority Interest	(308)	(122)	(753)	(170)

Income From Continuing Operations	11,223	11,859	37,246	35,668

Income From Discontinued Operations, Net of Tax	—	3	—	6,968

Net Earnings	$11,223	$11,862	$37,246	$42,636

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Nine Month Periods Ended July 28, 2006 and July 29, 2005

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 28, 2006	July 29, 2005	July 28, 2006	July 29, 2005

Earnings Per Share – Basic:
Continuing operations	$.44	$.47	$1.47	$1.44
Discontinued operations	—	—	—	.28

Earnings per share – basic	$.44	$.47	$1.47	$1.72

Earnings Per Share – Diluted:
Continuing operations	$.43	$.46	$1.44	$1.42
Discontinued operations	—	—	—	.27

Earnings per share – diluted	$.43	$.46	$1.44	$1.69

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Month Periods Ended July 28, 2006 and July 29, 2005

(Unaudited)

(In thousands)

	Nine Months Ended
	July 28, 2006	July 29, 2005

Cash Flows Provided (Used) by Operating Activities
Net earnings	$37,246	$42,636
Minority interest	753	170
Depreciation and amortization	30,946	26,808
Deferred income taxes	(4)	39
Stock-based compensation	4,226	4,073
Gain on sale of discontinued operations	—	(9,456)
Gain on sale of short-term investments	(610)	—
Loss on sale of building	—	59
Working capital changes, net of effect of acquisitions
Accounts receivable	5,466	(2,728)
Inventories	(37,311)	(17,628)
Prepaid expenses	183	2,291
Other current assets	—	147
Accounts payable	9,875	4,985
Accrued liabilities	(11,142)	1,870
Federal and foreign income taxes	(11,381)	(1,987)
Other liabilities	1,234	(928)
Other, net	(617)	(2,492)

	28,864	47,859

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(20,399)	(14,921)
Proceeds from sale of discontinued operations	—	21,421
Proceeds from sale of building	—	2,319
Escrow deposit	—	(4,207)
Proceeds from sale of capital assets	1,204	1,065
Proceeds from sale of short-term investments	63,266	—
Purchase of short-term investments	—	(75,205)
Acquisitions of businesses, net of cash acquired	(189,891)	(33,088)

	(145,820)	(102,616)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Month Periods Ended July 28, 2006 and July 29, 2005

(Unaudited)

(In thousands)

	Nine Months Ended
	July 28, 2006	July 29, 2005

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	$3,851	$4,919
Excess tax benefits from stock option exercises	487	—
Proceeds provided by sale of common stock	—	108,490
Net change in credit facilities	2,900	(4,557)
Proceeds from issuance of long-term debt	100,000	—
Repayment of long-term obligations	(70,907)	(1,807)

	36,331	107,045

Effect of Foreign Exchange Rates on Cash	963	(1,428)

Net Increase (Decrease) in Cash and Cash Equivalents	(79,662)	50,860

Cash and Cash Equivalents – Beginning of Period	118,304	29,479

Cash and Cash Equivalents – End of Period	$38,642	$80,339

Supplemental Cash Flow Information
Cash Paid for Interest	$19,838	$16,593
Cash Paid for Taxes	14,575	11,946

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended July 28, 2006 and July 29, 2005

1.	The consolidated balance sheet as of July 28, 2006, the consolidated statement of operations for the three and nine month periods ended July 28, 2006 and July 29, 2005, and the consolidated statement of cash flows for the nine month periods ended July 28, 2006 and July 29, 2005 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2005 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options. The weighted average number of shares outstanding used to compute basic earnings per share was 25,448,000 and 25,237,000 for the three month periods ended July 28, 2006 and July 29, 2005, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 25,867,000 and 25,619,000 for the three month periods ended July 28, 2006 and July 29, 2005, respectively. The weighted average number of shares outstanding used to compute basic earnings per share was 25,390,000 and 24,797,000 for the nine month periods ended July 28, 2006, and July 29, 2005, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 25,809,000 and 25,175,000 for the nine month periods ended July 28, 2006 and July 29, 2005, respectively.

5.	New Accounting Standard

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

No compensation expense was recognized at the date of grant because the exercise price of all stock option grants is equal to the market price of the Company’s common stock as of the date of grant. However, subsequent changes in the market price of the Company’s stock to the date of exercise or forfeiture resulted in a change in the measurement of compensation costs. Effective October 29, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (Statement No. 123(R)), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted Statement No. 123(R) using the modified prospective method effective October 29, 2005. The cumulative effect of the change in accounting principle upon adoption of Statement No. 123(R) was included in selling, general and administrative expense as the amount was not significant.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertain Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective fiscal years beginning after December 16, 2006. The Company is currently evaluating the impact of FIN 48 on the Company’s consolidated financial statements.

6.	The Company’s comprehensive income is as follows:

(In thousands)	Three Months Ended		Nine Months Ended
	July 28, 2006	July 29, 2005	July 28, 2006	July 29, 2005

Net Earnings	$11,223	$11,862	$37,246	$42,636
Change in Fair Value of Derivative Financial Instruments, Net of Tax	105	(783)	1,491	652
Minimum Pension Liability, Net of Tax	—	—	(3,682)	—
Foreign Currency Translation Adj.	6,172	(19,323)	18,056	(15,870)

Comprehensive Income	$17,500	$(8,244)	$53,111	$27,418

7.	The Company acquired all of the outstanding capital stock of Wallop Defence Systems Limited (Wallop) and FR Countermeasures from Cobham plc on March 24, 2006 and December 23, 2005, respectively. Wallop and FR Countermeasures, manufacturers of military pyrotechnic countermeasure devices, strengthen the Company’s international and U.S. position in countermeasure devices. The Company paid $64.6 million for both companies including acquisition costs and an adjustment based on the amount of indebtedness and net working capital as of closing. The Company assumed a $4.2 million obligation for facility improvements at FR Countermeasures. In addition, the Company may pay an additional purchase price up to U.K. £10.0 million, or approximately $18.2 million, depending on the achievement of certain objectives. Wallop and FR Countermeasures are included in the Advanced Materials segment, and the results of their operations are included from the effective date of the acquisitions.

The following summarizes the estimated fair market value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based upon a preliminary independent valuation report. The amount allocated to goodwill is not expected to be deductible for income tax purposes.

(In thousands)
As of March 24, 2006 (Wallop) and December 23, 2005 (FR Countermeasures)

Current assets	$11,587
Property, plant and equipment	20,963
Intangible assets subject to amortization
Programs (16 year weighted average useful life)	21,793

Goodwill	28,619
Deferred income tax benefit	2,151

Total assets acquired	85,113

Debt assumed	4,212
Current liabilities assumed	9,378
Deferred tax liabilities	6,909

Net assets acquired	$64,614

8.	On December 16, 2005, the Company acquired all of the outstanding capital stock of Darchem Holdings Limited (Darchem), a manufacturer of thermally engineered components for critical aerospace applications for U.K. £68.6 million in cash (approximately $121.6 million), including acquisition costs and an adjustment based on the amount of cash and net working capital of Darchem as of closing. Darchem holds a leading position in its niche market and fits the Company’s engineered-to-order model. Darchem is included in the Advanced Materials segment, and the results of its operations are included from the effective date of the acquisition.

The following summarizes the estimated fair market value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based upon a preliminary independent valuation report. The amount allocated to goodwill is not expected to be deductible for income tax purposes.

(In thousands)
As of December 16, 2005

Current assets	$22,361
Property, plant and equipment	8,499
Intangible assets subject to amortization
Programs (20 year weighted average useful life)	46,441
Customer relationships (8 year weighted average useful life)	2,215
Patents (11 year weighted average useful life)	3,083
Other (1 year useful life)	284

52,023

Trade name	6,219
Other	171
Goodwill	59,938

Total assets acquired	149,211

Current liabilities assumed	8,523
Deferred tax liabilities	19,082

Net assets acquired	$121,606

9.	On January 28, 2005, the Company completed the sale of the outstanding stock of its wholly-owned subsidiary Fluid Regulators Corporation (Fluid Regulators), which was included in the Company’s Sensors & Systems segment, for approximately $21.4 million. As a result of the sale, the Company recorded a gain of $7.0 million, net of tax of $2.4 million, in the first fiscal quarter of 2005. Sales and net earnings were $3.5 million and $0.3 million during the nine month period ended July 29, 2005. Fluid Regulators is reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

10.	On June 26, 2006, an explosion occurred at the Company’s Wallop facility, which resulted in one fatality and several minor injuries. The incident destroyed an oven complex for the production of advanced flares. Although the advanced flare facility is expected to be closed for about one year due to the requirements of the Health Safety Executive to review the cause of the accident, operations will continue at a portion of our facility located on the same site as our advanced flare facility. The operation is insured under a property, casualty and business interruption insurance policy. The Company recorded business interruption insurance recoveries of $0.8 million for losses incurred in the third fiscal quarter of 2006. These insurance recoveries are included in selling, general and administrative expense. As the Company continues to incur losses in future periods as a result of the incident, business insurance recoveries which can be estimated and are probable of collection will be recorded in the consolidated financial statements.

11.	The effective income tax rate for the first nine months of fiscal 2006 was 29.5% (before a $4.5 million reduction of previously estimated tax liabilities) compared with 29.2% for the first nine months of fiscal 2005 (before a $2.0 million reduction of previously estimated tax liabilities). The effective tax rate differed from the statutory rate, as both years benefited from various tax credits and certain foreign interest expense deductions. The $4.5 million reduction of previously estimated tax liabilities in the first nine months of fiscal 2006 was the result of a $1.6 million reduction of previously estimated tax liabilities due to the expiration of the statute of limitations and adjustments resulting from a reconciliation of the prior year’s U.S. income tax return to the provision for income taxes. In addition, on April 25, 2006, the Company received a Notice of Proposed Adjustment (NOPA) from the State of California Franchise Tax Board covering, among other items, the examination of research and development tax credits for fiscal years 1997 through 2002. As a result of receiving the NOPA, the Company reduced previously estimated tax liabilities by $2.0 million. The Company also reduced $0.9 million of previously estimated tax liabilities as the result of a favorable tax examination which was concluded on December 23, 2005. The $2.0 million reduction of previously estimated tax liabilities in the first nine months of fiscal 2005 was due to the expiration of the statute of limitations and adjustments resulting from a reconciliation of the prior year’s U.S. and non-U.S. income tax return to the provision for income taxes. While the effective tax rate in the first nine months of fiscal 2006 was impacted by the expiration of the U.S. Research and Experimentation Credit at December 31, 2005, the impact was partially offset by increased benefits from various tax credits and foreign interest deductions.

12.	As of July 28, 2006, the Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the first nine months of fiscal 2006 was $4.2 million. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.1 million.

In March 2002, the Company’s shareholders approved the establishment of an Employee Stock Purchase Plan (ESPP) under which 300,000 shares of the Company’s common stock are reserved for issuance to employees. On March 1, 2006, the Company’s shareholders authorized an additional 150,000 shares of the Company’s stock under the ESPP. The plan qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code. Employees are eligible to participate through payroll deduction subject to certain limitations. At the end of each offering period, usually six months, shares are purchased by the participants at 85% of the lower of the fair market value on the first day of the offering period or the purchase date. During the first nine months of fiscal 2006, employees purchased 70,683 shares at a fair market value price of $36.55 per share, leaving a balance of 202,295 shares available for issuance in the future. As of July 28, 2006, deductions aggregating $301,517 were accrued for the purchase of shares on December 15, 2006.

The fair value of the employee stock purchase plan was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The Company uses historical data to estimate volatility of the Company’s common stock. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect at the time of grant.

	Nine Months Ended
	July 28, 2006	July 29, 2005

Risk-free interest rate (U.S. Treasury zero coupon issues)	3.20 – 5.15%	1.64 – 2.44%
Expected dividend yield	—	—
Expected volatility	30.0%	30.7%
Expected life (months)	6	6

The Company also has an equity incentive plan for officers and key employees. On March 1, 2006, the Company’s shareholders authorized the issuance of an additional 1,000,000 shares of the Company’s common stock under the equity incentive plan. At July 28, 2006, the Company had 2,600,200 shares reserved for issuance to officers and key employees, of which 1,120,450 shares were available to be granted in the future. The Board of Directors authorized the Compensation Committee to administer awards granted under the equity incentive plan, including option grants, and to establish the terms of such awards. Awards under the equity incentive plan may be granted to eligible employees of the Company over the 10-year period ending March 3, 2014. Options granted become exercisable ratably over a period of four years following the date of grant and expire on the tenth anniversary of the grant. Option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The weighted-average grant date fair value of options granted during the nine-month periods ended July 28, 2006 and July 29, 2005, was $22.14 per share and $19.56 per share, respectively.

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

Nine Months Ended
	July 28, 2006	July 29, 2005

Risk-free interest rate (U.S. Treasury zero coupon issues)	4.53 – 5.18%	4.48 – 4.71%
Expected dividend yield	—	—
Expected volatility	45.0%	45.3%
Expected life (years)	6.5 – 9.5	5.6 – 8.6

The following table summarizes the changes in outstanding options granted under the Company’s stock option plans for the nine month period ended July 28, 2006:

		Weighted Average
	Shares Subject to Option	Remaining Contractual Term (years)	Exercise Price

Outstanding, beginning of period	1,401,100		$23.56
Granted	171,400		39.03
Exercised	(77,250)		16.95
Canceled or expired	(15,500)		26.31

Outstanding, end of period	1,479,750	6.5	$25.67

Exercisable, end of period	880,550	5.1	$20.54

The aggregate intrinsic value of option shares outstanding and exercisable at July 28, 2006 was $24.2 million and $18.9 million, respectively.

The table below presents stock activity related to stock options exercised in the periods ended July 28, 2006 and July 29, 2005:

(In thousands)	Nine Months Ended
	July 28, 2006	July 29, 2005

Proceeds from stock options exercised	$1,309	$2,539
Tax benefits related to stock options exercised	$736	$2,339
Intrinsic value of stock options exercised	$1,992	$7,005

Total unrecognized compensation expense for options that have not vested as of July 28, 2006, is $5.6 million, which will be recognized over a weighted average period of 1.5 years.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value method for the prior-year three and nine month periods:

(In thousands)	Three and Nine Months Ended July 29, 2005

Net earnings, as reported	$11,862	$42,636
Stock-based compensation expense reversal, net of income tax benefit included in net earnings as reported	2,250	2,707
Stock-based compensation costs, net of income tax under the fair value method of accounting	(736)	(1,653)

Pro forma net earnings	$13,376	$43,690

Basic earnings per share:
As reported	$.47	$1.72
Pro forma	.53	1.76

Diluted earnings per share:
As reported	$.46	$1.69
Pro forma	.52	1.73

13.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and U.S. and non-U.S. plans maintained by Leach Holding Corporation, a wholly-owned subsidiary of the Company. Components of net periodic pension cost consisted of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	July 28, 2006	July 29, 2005	July 28, 2006	July 29, 2005

Components of Net Periodic Pension Cost
Service cost	$1,085	$400	$2,845	$2,533
Interest cost	2,522	2,599	7,510	7,307
Adjustment	1,091	—	1,091	—
Expected return on plan assets	(3,176)	(2,946)	(9,535)	(8,856)
Amortization of prior service cost	5	5	14	14
Amortization of actuarial loss	452	600	1,264	934

Net Periodic Cost	$1,979	$658	$3,189	$1,932

Pension expense in the three and nine month periods ended July 28, 2006 included a $1,091,000 increase in the Leach pension obligation existing as of the acquisition of Leach in August 2004, which was identified during an audit of its pension plan.

14.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended		Nine Months Ended
	July 28, 2006	July 29, 2005	July 28, 2006	July 29, 2005

Sales
Avionics & Controls	$71,191	$66,990	$205,497	$192,835
Sensors & Systems	84,672	80,953	241,319	239,868
Advanced Materials	92,535	61,930	255,186	178,554

Total Sales	$248,398	$209,873	$702,002	$611,257

Income From Continuing Operations
Avionics & Controls	$11,040	$9,173	$31,711	$27,776
Sensors & Systems	5,333	8,670	18,416	26,233
Advanced Materials	9,853	6,394	33,669	21,622

Segment Earnings	26,226	24,237	83,796	75,631

Corporate expense	(6,909)	(6,474)	(21,016)	(16,788)
Other income (expense)	(17)	(272)	445	(338)
Interest income	393	1,187	2,250	2,747
Interest expense	(5,586)	(4,654)	(15,881)	(13,433)
Loss on extinguishment of debt	—	—	(2,156)	—

	$14,107	$14,024	$47,438	$47,819

15.	On November 24, 2004, the Company completed a public offering of 3.7 million shares of common stock, including shares sold under the underwriters’ over-allotment option, priced at $31.25 per share, generating net proceeds of approximately $108.5 million, of which $5.0 million was used to pay off existing credit facilities. The funds provide additional financial resources for acquisitions and general corporate purposes. The Company issued 156,509 and 303,826 shares under its employee stock plans during the nine month periods ended July 28, 2006 and July 29, 2005, respectively.

16.	On November 15, 2005, the $30.0 million 6.4% Senior Notes matured and were paid. Additionally, on November 15, 2005, the Company prepaid the outstanding principal amount of the $40.0 million 6.77% Senior Notes due November 15, 2008. Under the terms of the Note Purchase Agreement, the Company paid an additional $2.2 million make-whole payment, which was recorded as a loss on extinguishment of debt in the first fiscal quarter of 2006. On February 10, 2006, the Company amended its credit agreement to provide a $100.0 million term loan facility, which may be drawn in U.S. dollars, U.K. pounds or euros. In addition, the amendment provides that up to $25.0 million of the credit facility and up to $50.0 million of the letter of credit may be drawn in U.K. pounds or euros in addition to U.S. dollars. On February 10, 2006, the Company borrowed U.K. £57.0 million, or approximately $100.0 million, under the term loan facility. The Company used the proceeds from the loan as working capital for its U.K. operations and to repay a portion of its outstanding borrowings under the revolving credit facility. The principal amount of the loan is payable quarterly commencing on March 31, 2007 through the termination date of November 14, 2010, according to a payment schedule by which 1.25% of the principal amount is paid in each quarter of 2007, 2.50% in each quarter of 2008, 5.00% in each quarter of 2009 and 16.25% in each quarter of 2010. The loan accrues interest at a variable rate based on the British Bankers Association Interest Settlement Rate for deposits in U.K. pounds plus an additional margin amount that ranges from 1.125% to 0.500% depending upon the Company’s leverage ratio. As of February 10, 2006, the initial interest rate on the term loan was 5.33%. The Company entered into an interest rate swap agreement on the full principal amount by which the variable interest rate was exchanged for a fixed interest rate of 4.755% plus an additional margin amount determined by reference to the Company’s leverage ratio. In addition, in November 2005, the Company collateralized a $9.9 million letter of credit with an equivalent amount of cash and cash equivalents.

17.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of July 28, 2006, and October 28, 2005, and for the applicable periods ended July 28, 2006, and July 29, 2005, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Senior Subordinated Notes which include Advanced Input Devices, Inc., Amtech Automated Manufacturing Technology, Angus Electronics Co., Armtec Countermeasures Co., Armtec Countermeasures TNO Co., Armtec Defense Products Co., AVISTA, Incorporated, BVR Technologies Co., EA Technologies Corporation, Equipment Sales Co., Esterline Sensors Services Americas, Inc., Esterline Technologies Holdings Limited, H.A. Sales Co., Hauser Inc., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., Norwich Aero Products, Inc., Palomar Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., Surftech Finishes Co., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Auxitrol S.A., Auxitrol Technologies S.A., Darchem Holdings Ltd., Esterline Sensors Services Asia PTD, Ltd., Esterline Technologies Denmark Aps (Denmark), Esterline Technologies Ltd. (England), Esterline Technologies Ltd. (Hong Kong), Guizhou Leach-Tianyi Aviation Electrical Company Ltd. (China), Leach International Asia-Pacific Ltd. (Hong Kong), Leach International Europe S.A. (France), Leach International Germany GmbH (Germany), Leach International Mexico S. de R.L. de C.V. (Mexico), Leach International U.K. (England), LRE Medical GmbH (Germany), Muirhead Aerospace Ltd., Norcroft Dynamics Ltd., Pressure Systems International Ltd., Wallop Defence Systems Limited, Weston Aero Ltd. (England), and Weston Aerospace Ltd. (England). The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies and have fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes.

Condensed Consolidating Balance Sheet as of July 28, 2006.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$10,115	$1,658	$26,869	$—	$38,642
Cash in escrow	4,345	—	—	—	4,345
Accounts receivable, net	761	90,936	76,069	—	167,766
Inventories	—	109,625	75,525	—	185,150
Income tax refundable	—	—	3,291	—	3,291
Deferred income tax benefits	24,784	5	2,486	—	27,275
Prepaid expenses	175	3,925	4,105	—	8,205

Total Current Assets	40,180	206,149	188,345	—	434,674

Property, Plant & Equipment, Net	2,442	105,073	63,126	—	170,641
Goodwill	—	195,474	166,494	—	361,968
Intangibles, Net	107	77,522	166,636	—	244,265
Debt Issuance Costs, Net	4,638	—	—	—	4,638
Deferred Income Tax Benefits	15,318	—	2,448	—	17,766
Other Assets	3,193	16,280	6,218	—	25,691
Amounts Due (To) From Subsidiaries	240,090	81,003	—	(321,093)	—
Investment in Subsidiaries	729,239	—	—	(729,239)	—

Total Assets	$1,035,207	$681,501	$593,267	$(1,050,332)	$1,259,643

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$9,664	$19,644	$39,261	$—	$68,569
Accrued liabilities	23,765	51,180	33,086	—	108,031
Credit facilities	—	—	5,181	—	5,181
Current maturities of long-term debt	2,655	1,046	398	—	4,099
Federal and foreign income taxes	2,778	72	11	—	2,861

Total Current Liabilities	38,862	71,942	77,937	—	188,741

Long-Term Debt, Net	276,328	2,593	1,854	—	280,775
Deferred Income Taxes	30,411	(13)	43,350	—	73,748
Other Liabilities	7,067	16,310	6,997	—	30,374
Amounts Due To (From) Subsidiaries	—	—	296,505	(296,505)	—
Minority Interest	—	—	3,466	—	3,466
Shareholders’ Equity	682,539	590,669	163,158	(753,827)	682,539

Total Liabilities and Shareholders’ Equity	$1,035,207	$681,501	$593,267	$(1,050,332)	$1,259,643

Condensed Consolidating Statement of Operations for the three month period ended July 28, 2006.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$158,234	$94,484	$(4,320)	$248,398
Cost of Sales	—	110,093	67,268	(4,320)	173,041

	—	48,141	27,216	—	75,357
Expenses
Selling, general and administrative	—	25,250	16,310	—	41,560
Research, development and engineering	—	5,579	8,901	—	14,480

Total Expenses	—	30,829	25,211	—	56,040

Operating Earnings From Continuing Operations	—	17,312	2,005	—	19,317

Other expense	—	—	17	—	17
Interest income	(6,768)	(628)	(1,042)	8,045	(393)
Interest expense	5,373	973	7,285	(8,045)	5,586
Loss on extinguishment of debt	—	—	—	—	—

Other Expense, Net	(1,395)	345	6,260	—	5,210

Income (Loss) From Continuing Operations Before Taxes	1,395	16,967	(4,255)	—	14,107
Income Tax Expense (Benefit)	381	3,480	(1,285)	—	2,576

Income (Loss) From Continuing Operations
Before Minority Interest	1,014	13,487	(2,970)	—	11,531

Minority Interest	—	—	(308)	—	(308)

Income (Loss) From Continuing Operations	1,014	13,487	(3,278)	—	11,223

Equity in Net Income of Consolidated Subsidiaries	10,209	—	—	(10,209)	—

Net Income (Loss)	$11,223	$13,487	$(3,278)	$(10,209)	$11,223

Condensed Consolidating Statement of Operations for the nine month period ended July 28, 2006.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$463,116	$250,356	$(11,470)	$702,002
Cost of Sales	—	317,552	176,965	(11,470)	483,047

	—	145,564	73,391	—	218,955
Expenses
Selling, general and administrative	—	73,130	45,293	—	118,423
Research, development and engineering	—	16,169	21,583	—	37,752

Total Expenses	—	89,299	66,876	—	156,175

Operating Earnings From Continuing Operations	—	56,265	6,515	—	62,780

Other (income) expense	—	—	(445)	—	(445)
Interest income	(15,925)	(1,893)	(2,922)	18,490	(2,250)
Interest expense	15,362	3,066	15,943	(18,490)	15,881
Loss on extinguishment of debt	2,156	—	—	—	2,156

Other Expense, Net	1,593	1,173	12,576	—	15,342

Income (Loss) From Continuing Operations Before Taxes	(1,593)	55,092	(6,061)	—	47,438
Income Tax Expense (Benefit)	(436)	12,405	(2,530)	—	9,439

Income (Loss) From Continuing Operations Before Minority Interest	(1,157)	42,687	(3,531)	—	37,999

Minority Interest	—	—	(753)	—	(753)

Income (Loss) From Continuing Operations	(1,157)	42,687	(4,284)	—	37,246

Equity in Net Income of Consolidated Subsidiaries	38,403	—	—	(38,403)	—

Net Income (Loss)	$37,246	$42,687	$(4,284)	$(38,403)	$37,246

Condensed Consolidating Statement of Cash Flows for the nine month period ended July 28, 2006.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$37,246	$42,687	$(4,284)	$(38,403)	$37,246
Minority interest	—	—	753	—	753
Depreciation & amortization	—	18,122	12,824	—	30,946
Deferred income taxes	1,403	94	(1,501)	—	(4)
Stock-based compensation	—	2,773	1,453	—	4,226
Gain on sale of short-term investments	(610)	—	—	—	(610)
Working capital changes, net of effect of acquisitions
Accounts receivable	(90)	6,111	(555)	—	5,466
Inventories	—	(24,168)	(13,143)	—	(37,311)
Prepaid expenses	4	568	(389)	—	183
Accounts payable	8,674	(615)	1,816	—	9,875
Accrued liabilities	(8,481)	(2,467)	(194)	—	(11,142)
Federal & foreign income taxes	(856)	(4)	(10,521)	—	(11,381)
Other liabilities	(2,256)	(771)	4,261	—	1,234
Other, net	5	(22)	(600)	—	(617)

	35,039	42,308	(10,080)	(38,403)	28,864

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(131)	(12,481)	(7,787)	—	(20,399)
Proceeds from sale of capital assets	6	1,007	191	—	1,204
Proceeds from sale of short-term investments	63,266	—	—	—	63,266
Acquisitions of businesses, net	—	(12,566)	(177,325)	—	(189,891)

	63,141	(24,040)	(184,921)	—	(145,820)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	3,851	—	—	—	3,851
Excess tax benefits from stock option exercises	487	—	—	—	487
Net change in credit facilities	—	—	2,900	—	2,900
Proceeds from issuance of long-term debt	100,000	—	—	—	100,000
Repayment of long-term debt	(70,000)	(573)	(334)	—	(70,907)
Net change in intercompany financing	(197,767)	(18,100)	177,464	38,403	—

	(163,429)	(18,673)	180,030	38,403	36,331

Effect of Foreign Exchange Rates on Cash	—	(91)	1,054	—	963

Net Increase (Decrease) in Cash and Cash Equivalents	(65,249)	(496)	(13,917)	—	(79,662)
Cash and Cash Equivalents – Beginning of Period	75,364	2,154	40,786	—	118,304

Cash and Cash Equivalents – End of Period	$10,115	$1,658	$26,869	$—	$38,642

Condensed Consolidating Balance Sheet as of October 28, 2005.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$75,364	$2,154	$40,786	$—	$118,304
Cash in escrow	11,918	—	—	—	11,918
Short-term investments	62,656	—	—	—	62,656
Accounts receivable, net	671	96,931	52,149	—	149,751
Inventories	—	84,351	46,118	—	130,469
Deferred income tax benefits	25,115	102	1,651	—	26,868
Prepaid expenses	179	4,481	2,873	—	7,533
Other current assets	—	—	—	—	—

Total Current Assets	175,903	188,019	143,577	—	507,499

Property, Plant & Equipment, Net	2,687	95,001	40,526	—	138,214
Goodwill	—	191,919	69,248	—	261,167
Intangibles, Net	107	82,196	83,815	—	166,118
Debt Issuance Costs, Net	5,144	—	—	—	5,144
Deferred Income Tax Benefits	11,257	—	2,063	—	13,320
Other Assets	2,638	16,266	4,882	—	23,786
Amounts Due (To) From Subsidiaries	134,964	64,835	—	(199,799)	—
Investment in Subsidiaries	615,599	129	(128)	(615,600)	—

Total Assets	$948,299	$638,365	$343,983	$(815,399)	$1,115,248

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$990	$19,877	$20,586	$—	$41,453
Accrued liabilities	38,620	53,246	27,249	—	119,115
Credit facilities	—	—	2,031	—	2,031
Current maturities of long-term debt	70,000	—	934	—	70,934
Federal and foreign income taxes	3,634	76	5,088	—	8,798

Total Current Liabilities	113,244	73,199	55,888	—	242,331

Long-Term Debt, Net	173,988	—	1,694	—	175,682
Deferred Income Taxes	30,880	(10)	15,551	—	46,421
Other Liabilities	9,323	11,209	6,705	—	27,237
Amounts Due To (From) Subsidiaries	—	—	195,829	(195,829)	—
Minority Interest	—	—	2,713	—	2,713
Shareholders’ Equity	620,864	553,967	65,603	(619,570)	620,864

Total Liabilities and Shareholders’ Equity	$948,299	$638,365	$343,983	$(815,399)	$1,115,248

Condensed Consolidating Statement of Operations for the three month period ended July 29, 2005.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$144,356	$69,612	$(4,095)	$209,873
Cost of Sales	—	100,845	47,430	(4,095)	144,180

	—	43,511	22,182	—	65,693
Expenses
Selling, general and administrative	—	25,067	11,860	—	36,927
Research, development and engineering	—	4,721	6,282	—	11,003

Total Expenses	—	29,788	18,142	—	47,930

Operating Earnings From Continuing Operations	—	13,723	4,040	—	17,763

Other expense	—	59	213	—	272
Interest income	(3,994)	(690)	(709)	4,206	(1,187)
Interest expense	4,592	1,042	3,226	(4,206)	4,654

Other Expense, Net	598	411	2,730	—	3,739

Income (Loss) From Continuing Operations Before Taxes	(598)	13,312	1,310	—	14,024
Income Tax Expense (Benefit)	(273)	1,990	326	—	2,043

Income (Loss) From Continuing Operations Before Minority Interest	(325)	11,322	984	—	11,981

Minority Interest	—	—	(122)	—	(122)

Income (Loss) From Continuing Operations	(325)	11,322	862	—	11,859

Income From Discontinued Operations, Net of Tax	—	3	—	—	3
Equity in Net Income of Consolidated Subsidiaries	12,187	—	—	(12,187)	—

Net Income (Loss)	$11,862	$11,325	$862	$(12,187)	$11,862

Condensed Consolidating Statement of Operations for the nine month period ended July 29, 2005.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$410,850	$213,458	$(13,051)	$611,257
Cost of Sales	—	288,009	143,968	(13,051)	418,926

	—	122,841	69,490	—	192,331
Expenses
Selling, general and administrative	—	67,489	35,883	—	103,372
Research, development and engineering	—	12,443	17,673	—	30,116

Total Expenses	—	79,932	53,556	—	133,488

Operating Earnings From Continuing Operations	—	42,909	15,934	—	58,843

Other expense	50	75	213	—	338
Interest income	(11,574)	(2,386)	(1,983)	13,196	(2,747)
Interest expense	13,573	3,607	9,449	(13,196)	13,433

Other Expense, Net	2,049	1,296	7,679	—	11,024

Income (Loss) From Continuing Operations Before Taxes	(2,049)	41,613	8,255	—	47,819
Income Tax Expense (Benefit)	(699)	10,268	2,412	—	11,981

Income (Loss) From Continuing Operations Before Minority Interest	(1,350)	31,345	5,843	—	35,838

Minority Interest	—	—	(170)		(170)

Income (Loss) From Continuing Operations	(1,350)	31,345	5,673	—	35,668

Income From Discontinued Operations, Net of Tax	—	6,968	—	—	6,968
Equity in Net Income of Consolidated Subsidiaries	43,986	—	—	(43,986)	—

Net Income (Loss)	$42,636	$38,313	$5,673	$(43,986)	$42,636

Condensed Consolidating Statement of Cash Flows for the nine month period ended July 29, 2005.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$42,636	$38,313	$5,673	$(43,986)	$42,636
Minority interest	—	—	170	—	170
Depreciation & amortization	—	16,557	10,251	—	26,808
Deferred income taxes	3,713	(61)	(3,613)	—	39
Stock-based compensation	—	3,300	773	—	4,073
Gain on sale of discontinued operations	—	(9,456)	—	—	(9,456)
Loss on sale of building	—	59	—	—	59
Working capital changes, net of effect of acquisitions
Accounts receivable	1,718	2,804	(7,250)	—	(2,728)
Inventories	—	(12,693)	(4,935)	—	(17,628)
Prepaid expenses	164	(777)	2,904	—	2,291
Other current assets	147	—	—	—	147
Accounts payable	(303)	(539)	5,827	—	4,985
Accrued liabilities	1,109	509	252	—	1,870
Federal & foreign income taxes	(3,069)	58	1,024	—	(1,987)
Other liabilities	5,870	(1,991)	(4,807)	—	(928)
Other, net	(321)	(5,541)	3,370	—	(2,492)

	51,664	30,542	9,639	(43,986)	47,859

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(325)	(10,119)	(4,477)	—	(14,921)
Proceeds from sale of discontinued operations	—	21,421	—	—	21,421
Proceeds from sale of building	—	2,319	—	—	2,319
Escrow deposit	(4,207)	—	—	—	(4,207)
Proceeds from sale of capital assets	61	727	277	—	1,065
Purchase of short-term investments	(75,205)	—	—	—	(75,205)
Acquisitions of businesses, net	—	(33,088)	—	—	(33,088)

	(79,676)	(18,740)	(4,200)	—	(102,616)

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	4,919	—	—	—	4,919
Proceeds provided by sale of common stock	108,490	—	—	—	108,490
Net change in credit facilities	(5,000)	—	443	—	(4,557)
Repayment of long-term debt	(1,429)	(57)	(321)	—	(1,807)
Investment in subsidiaries	(46,528)	(11,093)	13,635	43,986	—

	60,452	(11,150)	13,757	43,986	107,045

Effect of Foreign Exchange Rates on Cash	—	84	(1,512)	—	(1,428)

Net Increase in Cash and Cash Equivalents	32,440	736	17,684	—	50,860
Cash and Cash Equivalents – Beginning of Year	6,859	2,353	20,267	—	29,479

Cash and Cash Equivalents – End of Year	$39,299	$3,089	$37,951	$—	$80,339

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We view and operate our businesses in three segments: Avionics & Controls, Sensors & Systems and Advanced Materials. The Avionics & Controls segment designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles, secure communications systems, specialized medical equipment, and other industrial applications. The Sensors & Systems segment produces high-precision temperature and pressure sensors, electrical power switching, control and data communication devices, micro-motors, motion control sensors, and other related systems, principally for aerospace and defense customers. The Advanced Materials segment develops and manufactures high-performance elastomer products used in a wide range of commercial aerospace and military applications, combustible ordnance components and electronic warfare countermeasure devices for military customers, and thermally engineered components for critical aerospace applications. All segments include sales to domestic, international, defense and commercial customers.

Our current business and strategic plan focuses on the continued development of our products in three key technologies: avionics and controls, sensors and systems and specialized high-performance elastomers and other complex materials, principally for the aerospace and defense markets. We are concentrating our efforts to expand our capabilities in these markets and to anticipate the global needs of our customers and respond to such needs with comprehensive solutions. These efforts focus on continuous research and new product development, acquisitions and establishing strategic realignments of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering. We acquired all of the outstanding capital stock of Wallop Defence Systems Limited (Wallop) and FR Countermeasures on March 24, 2006 and December 23, 2005, respectively, from Cobham plc. Wallop and FR Countermeasures are manufacturers of military pyrotechnic countermeasure devices. We paid in cash approximately $64.6 million, including acquisition costs and an adjustment based on the amount of indebtedness and net working capital as of closing. In addition, we may pay an additional purchase price up to U.K. £10.0 million or approximately $18.2 million, depending on the achievement of certain objectives. The acquisitions strengthen our international and U.S. position in countermeasure devices. Wallop and FR Countermeasures are included in our Advanced Materials segment. On December 16, 2005, we acquired all of the outstanding capital stock of Darchem Holdings Limited (Darchem), a manufacturer of thermally engineered components for critical aerospace applications for U.K. £68.6 million in cash (approximately $121.6 million), including acquisition costs and an adjustment based on the amount of cash and net working capital of Darchem as of closing. Darchem holds a leading position in its niche market and fits our engineered-to-order model and is included in our Advanced Materials segment.

On January 28, 2005, we completed the sale of the outstanding stock of our wholly-owned subsidiary Fluid Regulators Corporation (Fluid Regulators), which was included in our Sensors & Systems segment, for approximately $21.4 million. As a result of the sale, we recorded a gain of approximately $7.0 million, net of tax of $2.4 million, in the first fiscal quarter of 2005. The disposition is reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Income from continuing operations for the first nine months of fiscal 2006 was $37.2 million or $1.44 per diluted share, compared with $35.7 million or $1.42 per diluted share in the prior-year period, principally reflecting strong results in Avionics & Controls, weaker earnings in Sensors & Systems and increased earnings in Advanced Materials. Avionics & Controls earnings from cockpit controls were robust, but were partially offset by weaker medical device earnings. Our future sales of cockpit control displays to the emerging Chinese market may be precluded under a new International Traffic in Arms Regulations (ITAR) ruling going into effect in fiscal 2007. We expect the effect of this possible change in the interpretation of ITAR to be immaterial to our consolidated results of operations in future periods, but the loss of income from this market opportunity may have a measurable effect on the results of operations of our Avionics & Controls segment. The decrease in Sensors & Systems earnings was principally due to the completion of a pressure sensor retrofit program in the prior-year period and excess production costs in the first nine months of fiscal 2006, which were partially offset by a $3.5 million research and development government subsidy from France. Advanced Materials earnings mainly reflected incremental earnings from our Darchem acquisition and improved sales and earnings from our U.S. flare countermeasure operations.

On June 26, 2006 an explosion occurred at our Wallop facility, which resulted in one fatality and several minor injuries. The incident destroyed an oven complex for the production of advanced flares. Although the advanced flare facility is expected to be closed for about one year due to the requirements of the Health Safety Executive to review the cause of the accident, operations will continue at a portion of our facility located on the same site as the advanced flare facility. The operation is insured under a property, casualty and business interruption insurance policy. We recorded business interruption and insurance recoveries of $0.8 million for losses incurred in the third fiscal quarter of 2006. These insurance recoveries are included in selling, general and administrative expense. As we continue to incur losses in future periods as a result of the accident, business interruption insurance recoveries which can be estimated and are probable of collection will be recorded in our consolidated financial statements. In addition, non-operating expense in the first fiscal quarter of 2006 included a $1.4 million, net of tax, make-whole payment arising from the $40.0 million prepayment of our 6.77% Senior Notes.

Results of Continuing Operations

Three Month Period Ended July 28, 2006 Compared to Three Month Period Ended July 29, 2005

Sales for the third fiscal quarter increased 18.4% compared with the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Three Months Ended
		July 28, 2006	July 29, 2005
Avionics & Controls	6.3%	$71,191	$66,990
Sensors & Systems	4.6%	84,672	80,953
Advanced Materials	49.4%	92,535	61,930

Total Net Sales		$248,398	$209,873

The 6.3% increase in Avionics & Controls principally reflected incremental sales from the Palomar acquisition in the third fiscal quarter of 2005, partially offset by decreased sales of diagnostic medical devices. We expect to replace this business with new or existing customers who meet our targeted profile of requiring highly engineered solutions with low production volumes and high mix. Sales during the third fiscal quarter of 2006 were impacted by the delay in shipment of $1.0 million of displays resulting from a U.S. Customs decision to hold the shipment subject to review by the U.S. Department of State under current International Traffic in Arms Regulations (ITAR). We expect that the U.S. Department of State will approve the shipment based upon their previous determination in 2001.

The 4.6% increase in sales of Sensors & Systems principally reflected growth in OEM programs for temperature sensors and electrical power switching devices, as well as increased systems sales for wind tunnel and turbo machinery applications. These increases were partially offset by lower motion control distribution sales to the British Ministry of Defence (British MoD).

The 49.4% increase in Advanced Materials reflected $23.6 million in incremental sales from the acquisitions of Darchem and Wallop and higher sales of flare countermeasure devices and elastomer material to aerospace and defense customers. These increases were partially offset by lower sales of chaff countermeasure devices due to reduced requirements from the U.S. government and a temporary delay in receipt of a signed contract from the U.S. government contracting office. This contract was received subsequent to the end of the third fiscal quarter of 2006.

Overall, for the third quarter of fiscal 2006, gross margin as a percentage of sales was 30.3% compared with 31.3% for the third quarter of fiscal 2005. Avionics & Controls segment gross margin was 34.7% and 34.3% for the third fiscal quarter of 2006 and 2005, respectively. Avionics & Controls gross margin increased from the prior-year period due to a higher mix of secure military communication equipment sales from the Palomar acquisition, increased after-market spares sales and enhanced medical equipment gross margins due to an improved recovery of fixed costs resulting from higher sales and increased prices.

Sensors & Systems segment gross margin was 33.5% and 33.9% for the third fiscal quarter of 2006 and 2005, respectively. The decrease in gross margin reflected production inefficiencies at our pressure and temperature sensor operations. The decrease also reflected lower margins on new electrical power switching, control and data communication devices. We expect to improve these margins by lowering costs and increasing prices. Gross margin was also impacted by the effect of our hedging activities related to U.S. dollar-denominated sales.

Advanced Materials segment gross margin was 24.1% and 24.6% for the third fiscal quarter of 2006 and 2005, respectively. Gross margin was impacted by a loss of sales due to the explosion at our Wallop facility, as explained above. Advanced Materials gross margin was also impacted by lower margins on combustible ordnance and chaff countermeasure devices due to a decrease in the recovery of fixed costs resulting from lower sales. The decrease in gross margin was partially offset by improved operating efficiencies at our U.S. flare countermeasure operations.

Selling, general and administrative expenses (which include corporate expenses) totaled $41.6 million and $36.9 million for the third fiscal quarter of 2006 and 2005, respectively, or 16.7% of sales for the third fiscal quarter of 2006 compared with 17.6% for the prior-year period. Selling, general and administrative expenses include stock option expense of $1.6 million in the third fiscal quarter of 2006, resulting from accounting for stock option expense under Financial Accounting Standards No. 123(R), “Share-Based Payment,” (Statement No. 123(R)). For information on our adoption of Statement No. 123(R), see Note 12 of the condensed consolidated financial statements. In the third fiscal quarter of 2005, we recorded $3.4 million of stock option expense under the variable method of accounting. The overall increase in the amount of selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses of $3.8 million as a result of the Darchem, Wallop, FR Countermeasures, and Palomar acquisitions. In addition, pension expense was $2.0 million and $0.7 million in the third fiscal quarter of 2006 and 2005, respectively. Pension expense in the third fiscal quarter of 2006 included a $1.1 million increase in the Leach pension obligation existing as of the acquisition of Leach in August 2004, which was identified during an audit of its pension plan. The increase in selling, general and administrative expense also reflected higher commission expense from increased sales and increased workers’ compensation expense. The decrease in selling, general and administrative expenses as a percentage of sales principally reflected higher sales volumes without a proportional increase in the expense during the current fiscal quarter. Our selling, general and administrative expenses are typically fixed.

Research, development and engineering spending was $14.5 million, or 5.8% of sales, for the third fiscal quarter of 2006 compared with $11.0 million, or 5.2% of sales, for the third fiscal quarter of 2005. Darchem’s research, development and engineering spending as a percentage of sales is lower than our other operating units. If research, development and engineering spending as a percentage of sales is calculated excluding Darchem, the percentage is 6.3%, which we consider to be a better comparison to the prior year. The increase in research, development and engineering principally reflected spending on new programs including the A400 primary power distribution assembly, TP400 engine sensors, 787 overhead panel control and 787 environmental control programs. Research, development and engineering expense is net of a $1.1 million government subsidy due from France in the third quarter of fiscal 2006. Research, development and engineering expense is expected to increase for the balance of the year before returning to historical levels during the second half of fiscal 2007.

Segment earnings (operating earnings excluding corporate expenses) for the third fiscal quarter of 2006 totaled $26.2 million, compared with $24.2 million for the third fiscal quarter in 2005. Avionics & Controls segment earnings were $11.0 million for the third fiscal quarter of 2006 compared with $9.2 million for the third fiscal quarter of 2005, principally reflecting incremental earnings from our Palomar acquisition and strong results from medical equipment operations. These increases were partially offset by the delayed shipment of displays to China as described above. Stock option expense was $0.1 million in the third fiscal quarter of 2006 compared with $1.0 million in the third fiscal quarter of 2005.

Sensors & Systems segment earnings were $5.3 million for the third quarter of fiscal 2006 compared with $8.7 million for the third quarter of fiscal 2005. The decrease in earnings reflects manufacturing inefficiencies and incremental direct labor costs incurred to reduce delinquent shipments. Stock option expense was $0.1 million in the third fiscal quarter of 2006 compared with $0.5 million in the third fiscal quarter of 2005.

Advanced Materials segment earnings were $9.9 million for the third fiscal quarter of 2006 compared with $6.4 million for the third fiscal quarter of 2005. The increase in Advanced Materials earnings principally reflected incremental earnings from our Darchem acquisition and improved results at our U.S. flare countermeasure operations and strong performance at our elastomer clamping devices operations. Advanced Materials earnings were impacted by the incident at our Wallop operation described above. Business interruption insurance recoveries of $0.8 million were recorded during the third fiscal quarter of 2006. Stock option expense was $0.1 million in the third fiscal quarter of 2006 compared with $1.6 million in the third fiscal quarter of 2005.

Interest expense for the third fiscal quarter of 2006 was $5.6 million compared with $4.7 million for the third fiscal quarter of 2005, reflecting increased borrowings to finance acquisitions and additional working capital requirements.

The effective income tax rate for the third fiscal quarter of 2006 was 29.8% (before a $1.6 million reduction of previously estimated tax liabilities) compared with 28.8% for the third fiscal quarter of 2005 (before a $2.0 million reduction of previously estimated tax liabilities). The $1.6 million reduction of previously estimated tax liabilities was the result of the expiration of the statute of limitations and adjustments resulting from a reconciliation of the prior year’s U.S. income tax return to the provision for income taxes. The $2.0 million reduction of estimated tax liabilities in the third fiscal quarter of 2005 was due to the expiration of the statute of limitations and adjustments from a reconciliation of the prior year’s U.S. and non-U.S. income tax returns to the provision for income taxes. The effective tax rate differed from the statutory rate, as both years benefited from various tax credits and benefits and certain foreign interest expense deductions. While the third fiscal quarter of 2006 effective tax rate was impacted by the expiration of the U.S. Research and Experimentation Credit at December 31, 2005, the impact was partially offset by increased benefits from various tax credits and foreign interest deductions.

New orders for the third fiscal quarter of 2006 were $250.6 million compared with $223.0 million for the same period in 2005, an increase of 12.4%. The increase in orders principally reflects the Darchem and Wallop acquisitions.

Nine Month Period Ended July 28, 2006 Compared to Nine Month Period Ended July 29, 2005

Year-to-date sales increased 14.8% compared with the prior-year period. Sales by segment were as follows:

(In thousands)	Incr./(Decr.) from prior year period	Nine Months Ended
		July 28, 2006	July 29, 2005
Avionics & Controls	6.6%	$205,497	$192,835
Sensors & Systems	0.6%	241,319	239,868
Advanced Materials	42.9%	255,186	178,554

Total Net Sales		$702,002	$611,257

The 6.6% increase in sales of Avionics & Controls principally reflected incremental sales from the Palomar acquisition and increased sales of cockpit controls to aerospace customers. These sales increases were partially offset by a decrease in sales of diagnostic medical devices. We expect to replace this business with new or existing customers who meet our targeted profile of requiring highly engineered solutions with low production volumes and high mix. Sales during the nine month period ended July 28, 2006 were impacted by the delay in shipment of $1.0 million of displays resulting from a U.S. Customs decision to hold the shipment subject to review by the U.S. Department of State under current ITAR. We expect that the U.S. Department of State will approve the shipment based upon their previous determination in 2001.

The 0.6% increase in sales of Sensors & Systems principally reflected strong sales of electrical power switching devices from new OEM programs, substantially offset by lower motion control distribution sales to the British Ministry of Defence (British MoD). In addition, pressure sensor sales in the first nine months of fiscal 2005 were enhanced by a retrofit program. Sensors & Systems sales also reflected a weaker U.K. pound and euro relative to the U.S. dollar, as the average exchange rate from the U.K. pound and euro to the U.S. dollar decreased from 1.87 and 1.29, respectively, in the nine month period ended July 29, 2005 to 1.78 and 1.22, respectively, in the nine month period ended July 28, 2006.

The 42.9% increase in Advanced Materials reflected $51.0 million in incremental sales from the acquisitions of Darchem and Wallop and higher sales of combustible ordnance, flare countermeasure devices and elastomer material to aerospace and defense customers.

Overall, gross margin as a percentage of sales was 31.2% and 31.5% for the first nine months of fiscal years 2006 and 2005, respectively. Avionics & Controls segment gross margin was 35.2% and 33.2% for the first nine months of fiscal 2006 and 2005, respectively, reflecting a higher mix of cockpit control sales and an improved recovery of fixed expenses.

Sensors & Systems segment gross margin was 33.3% and 34.7% for the first nine months of fiscal 2006 and 2005, respectively. The decrease in gross margin reflected lower after-market spares sales, production inefficiencies and increased rent, maintenance and energy expenses at our pressure and temperature sensor operations. Gross margin was also impacted by the effect of our hedging activities related to U.S. dollar-denominated sales.

Advanced Materials segment gross margin was 26.0% and 25.3% for the first nine months of fiscal 2006 and 2005, respectively. Gross margin was favorably impacted by higher sales of combustible ordnance and elastomer clamping devices as well as improved operating efficiencies at our U.S. flare countermeasure operations. Gross margin was impacted by a loss of sales due to the explosion at our Wallop facility, as explained above.

Selling, general and administrative expenses (which include corporate expenses) totaled $118.4 million and $103.4 million for the first nine months of fiscal 2006 and 2005, respectively, or 16.9% of sales, for the first nine months of fiscal 2006 and 2005. Selling, general and administrative expenses include stock option expense of $4.2 million in the first nine months of fiscal 2006, resulting from accounting for stock option expense under Statement No. 123(R). For information on our adoption of Statement No. 123(R), see Note 12 of the condensed consolidated financial statements. In the first nine months of fiscal 2005, we recorded $4.1 million in stock option expense under the variable method of accounting. The overall increase in the amount of selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses of $8.7 million as a result of the Darchem, Wallop, FR Countermeasures, and Palomar acquisitions. Pension expense totaled $3.2 million and $1.9 million for the first nine months of fiscal 2006 and 2005, respectively. Pension expense in the first nine months of fiscal 2006 included a $1.1 million increase in the Leach pension obligation existing as of the acquisition of Leach in August 2004, which was identified during an audit of its pension plan. The increase in selling, general and administrative expense also reflected a $1.0 million charge as a result of a customer contract termination, higher commission expense from increased sales and increased workers’ compensation expense.

Research, development and engineering spending was $37.8 million, or 5.4% of sales, for the first nine months of fiscal 2006 compared with $30.1 million, or 4.9% of sales, for the first nine months of fiscal 2005. Darchem’s research, development and engineering spending, as a percentage of sales, is lower than our other operating units. If research, development and engineering spending as a percentage of sales is calculated excluding Darchem, the percentage is 5.7%, which is considered by management to be a better comparison to the prior year. The increase in research, development and engineering principally reflected spending on new programs including the A400 primary power distribution assembly, TP400 engine sensors, 787 overhead panel control and 787 environmental control programs. Research, development and engineering expense is net of a $3.5 million government subsidy due from France in the first nine months of fiscal 2006. Research, development and engineering expense is expected to increase for the balance of the year before returning to historical levels during the second half of fiscal 2007.

Segment earnings (operating earnings excluding corporate expenses) for the first nine months of fiscal 2006 totaled $83.8 million, compared with $75.6 million for the prior-year period. Avionics & Controls segment earnings were $31.7 million for the first nine months of fiscal 2006 compared with $27.8 million in the prior-year period and reflected strong earnings from our cockpit control operations, incremental earnings from our Palomar acquisition, and lower earnings from our medical device operations due to decreased sales volumes as described above. These increases were partially offset by the delayed shipment of displays to China as described above. Stock option expense was $0.5 million and $1.2 million in the first nine months of fiscal 2006 and 2005, respectively.

Sensors & Systems segment earnings were $18.4 million for the first nine months of fiscal 2006 compared with $26.2 million in the prior-year period. The decrease in earnings reflects a production ramp up of industrial sensors for a relatively new program and manufacturing inefficiencies and delayed shipments. Although certain manufacturing inefficiencies will continue through the fourth quarter and into fiscal 2007, we have made appropriate changes to ensure that these short-term operational issues are resolved. Sensors & Systems earnings were also impacted by a $1.0 million charge as a result of a customer contract termination. Additionally, fiscal 2005 results benefited from a retrofit program. Stock option expense was $0.4 million and $0.6 million in the first nine months of fiscal 2006 and 2005, respectively.

Advanced Materials segment earnings were $33.7 million for the first nine months of fiscal 2006 compared with $21.6 million for the prior-year period. Advanced Materials earnings were principally enhanced by increased earnings at our combustible ordnance operations due to strong demand and improved recovery of fixed overhead expenses. Additionally, Advanced Materials earnings reflected incremental earnings from the Darchem acquisition and improved results at our elastomer clamping devices operations. Stock option expense was $0.4 million and $1.9 million in the first nine months of fiscal 2006 and 2005, respectively.

Interest expense for the first nine months of fiscal 2006 was $15.9 million compared with $13.4 million for the prior-year period, reflecting increased borrowings to finance acquisitions and additional working capital requirements.

The effective income tax rate for the first nine months of fiscal 2006 was 29.5%, (before a $4.5 million reduction of previously estimated tax liabilities) compared with 29.2% for the first nine months of fiscal 2005 (before a $2.0 million reduction of previously estimated tax liabilities). The effective tax rate differed from the statutory rate, as both years benefited from various tax credits and certain foreign interest expense deductions. The $4.5 million reduction of previously estimated tax liabilities in the first nine months of fiscal 2006 was the result of a $1.6 million reduction of previously estimated tax liabilities due to the expiration of the statute of limitations and adjustments resulting from a reconciliation of the prior year’s U.S. income tax return to the provision for income taxes. In addition, on April 25, 2006 we received a Notice of Proposed Adjustment (NOPA) from the State of California Franchise Tax Board covering, among other items, the examination of research and development tax credits for fiscal years 1997 through 2002. As a result of receiving the NOPA, we reduced previously estimated tax liabilities by $2.0 million. We also reduced $0.9 million of previously estimated tax liabilities as the result of a favorable tax examination which was concluded on December 23, 2005. The $2.0 million reduction of previously estimated tax liabilities in the first nine months of fiscal 2005 was due to the expiration of the statute of limitations and adjustments resulting from a reconciliation of the prior year’s U.S. and non-U.S. income tax return to the provision for income taxes. While the effective tax rate in the first nine months of fiscal 2006 was impacted by the expiration of the U.S. Research and Experimentation Credit at December 31, 2005, the impact was partially offset by increased benefits from various tax credits and foreign interest deductions.

New orders for the first nine months of fiscal 2006 were $854.8 million compared with $690.2 million for the same period in fiscal 2005. Backlog at July 28, 2006, was $635.6 million compared with $502.7 million at July 29, 2005. The increase in backlog principally reflected the Darchem and Wallop acquisitions. Approximately $386.2 million in backlog is scheduled for delivery after fiscal 2006. Most orders in backlog are subject to cancellation until delivery.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments at July 28, 2006 totaled $38.6 million, a decrease of $142.3 million from October 28, 2005. Net working capital decreased to $245.9 million at July 28, 2006 from $265.2 million at October 28, 2005. Sources of cash flows from operating activities principally consist of cash received from the sale of products offset by cash payments for material, labor and operating expenses. Cash flows from operating activities were $28.9 million and $47.9 million in the first nine months of fiscal 2006 and 2005, respectively. The decrease principally reflected lower cash flows from operating activities of our non-U.S. units, the $3.5 million research and development subsidy from France not yet received in cash and increased cash payments for inventory. Customers are now requiring shorter lead times and consignment stocking arrangements which have resulted in a significantly higher investment in inventory. The decrease in cash flows also reflects higher payments of taxes, interest, the $2.2 million make-whole payment, and increased cash payments for incentive compensation, which is paid annually in December. The increase in the use of cash for investing activities mainly reflected cash paid for acquisitions of businesses. Additionally, the prior-year period included $21.4 million in proceeds from the sale of our discontinued operations. The decrease in cash provided by financing activities principally reflected the net proceeds of $108.5 million from our public offering of 3.7 million shares of common stock completed in the prior-year period. Additionally, the decrease reflected the repayment of our $30.0 million 6.40% Senior Notes in accordance with terms and the $40.0 million prepayment of our 6.77% Senior Notes in the first fiscal quarter of 2006.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $25.0 million during fiscal 2006, compared with $23.8 million expended in fiscal 2005. Capital expenditures for the first nine months of fiscal 2006 totaled $20.4 million, primarily for machinery and equipment and enhancements to information systems.

Total debt at July 28, 2006 was $290.0 million and consisted of $175.0 million of Senior Subordinated Notes, a $104.0 million term loan facility, and $11.0 million of various foreign currency and other debt agreements, including capital lease obligations. The Senior Subordinated Notes mature June 15, 2013, bear interest at 7.75% and contain customary covenants, including restrictions on incurrence of additional debt in certain circumstances, repurchase of our common stock, declaration of dividends, retirement or redemption of subordinated debt, creation of liens and certain asset dispositions. We are in compliance with these covenants and do not view the restrictions as limiting our planned activities. In September 2003 we entered into an interest rate swap agreement on $75 million of our Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed rate for a variable interest rate on $75 million of the $175 million principal amount outstanding. On November 15, 2005, the $30.0 million 6.4% Senior Notes matured and were paid. Additionally, on November 15, 2005, we prepaid the outstanding principal amount of $40.0 million of our 6.77% Senior Notes due November 15, 2008. Under the terms of the Note Purchase Agreement, we paid an additional $2.2 million make-whole payment, which was recorded as a loss on extinguishment of debt in the first quarter of fiscal 2006. On February 10, 2006, we amended our credit agreement to provide a $100.0 million term loan facility, which may be drawn in U.S. dollars, U.K. pounds or euros. In addition, the amendment provides that up to $25.0 million of the credit facility and up to $50.0 million of the letter of credit may be drawn in U.K. pounds or euros in addition to U.S. dollars. On February 10, 2006 we borrowed U.K. £57.0 million, or approximately $100 million, under the term loan facility. We used the proceeds from the loan as working capital for our U.K. operations and to repay a portion of our outstanding borrowings under our revolving credit facility. The principal amount of the loan is payable quarterly commencing on March 31, 2007 through the termination date of November 14, 2010 according to a payment schedule by which 1.25% of the principal amount is paid in each quarter of 2007, 2.50% in each quarter of 2008, 5.00% in each quarter of 2009 and 16.25% in each quarter of 2010. The loan accrues interest at a variable rate based on the British Bankers Association Interest Settlement Rate for deposits in U.K. pounds plus an additional margin amount that ranges from 1.125% to 0.500% depending upon our leverage ratio. At February 10, 2006, the initial interest rate on the term loan was 5.33%. We also entered into an interest rate swap agreement on the full principal amount of the term loan, exchanging the variable interest rate for a fixed interest rate of 4.755% plus an additional margin amount determined by reference to the Company’s leverage ratio. In addition, in November 2005, we collateralized a $9.9 million letter of credit with an equivalent amount of cash and cash equivalents.

We believe cash on hand and funds generated from operations are substantially adequate to service operating cash requirements and capital expenditures through July 2007; however, we may periodically utilize our lines of credit for working capital requirements. In addition, we believe that we have adequate access to capital markets to fund future acquisitions.

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

Item 4.        Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 28, 2006. Based upon that evaluation, they concluded as of July 28, 2006 that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of July 28, 2006 that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1. Business” in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2005, which could affect its business, prospects and results of operations.

Item 6.        Exhibits

11	Schedule setting forth computation of basic and diluted earnings per common share for the three and nine month periods ended July 28, 2006 and July 29, 2005.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: September 1, 2006	By:	/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)