Form 10-K
period 2006-10-27
ESTERLINE TECHNOLOGIES CORP
filed 2007-01-08
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 27, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

As of January 3, 2007, 25,572,476 shares of the Registrant’s common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of April 28, 2006 was $1,122,871,753 (based upon the closing sales price of $44.32 per share).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for fiscal year ended October 27, 2006 – Parts I, II and IV.

Portions of Definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders, to be held on March 7, 2007 – Part III.

PART I

This Report includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Please refer to the section addressing forward-looking information on page 12 for further discussion. In this report, “we,” “our,” “us,” “Company,” and “Esterline” refer to Esterline Technologies Corporation and subsidiaries, unless otherwise noted or context otherwise indicates.

Item 1. Business

(a) General Development of Business.

Esterline, a Delaware corporation formed in 1967, is a leading specialized manufacturing company principally serving aerospace and defense customers. We design, manufacture and market highly engineered products and systems for application within the industries we serve.

Our strategy is to maintain a leadership position in niche markets for the development and manufacture of highly engineered products that are essential to our customers. We are concentrating our efforts to expand selectively our capabilities in these markets, to anticipate the global needs of our customers and to respond to such needs with comprehensive solutions. Our current business and strategic growth plan focuses on the continuous development of these products in three key technology segments – avionics and controls, sensors and systems, and advanced materials including thermally engineered components and specialized high-performance elastomers and other complex materials, principally for aerospace and defense markets. As part of our implementation of this growth plan, we focus on, among other things, expansion of our capabilities as a more comprehensive supplier to our customers, which in fiscal 2006 included the acquisition of Wallop Defence Systems Limited, FR Countermeasures and Darchem Holdings Limited, as described in more detail in the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations contained in the Annual Report to Shareholders for the fiscal year ended October 27, 2006 included as Exhibit 13 to this report. Our products are often mission-critical equipment, which have been designed into particular military and commercial platforms and in certain cases can only be replaced by products of other manufacturers following a formal certification process.

Our products have a long history in the aerospace and defense industry and are found on most military and commercial aircraft, helicopters, and land-based systems. For example, our products are used on the majority of active and in-production U.S. military aircraft and on every Boeing commercial aircraft platform manufactured in the past 65 years. In addition, our products are supplied to Airbus, all of the major regional and business jet manufacturers, and the major aircraft engine manufacturers. We differentiate ourselves through our engineering and manufacturing capabilities and our reputation for quality, reliability, and innovation. We work closely with original equipment manufacturers (OEMs) on new, highly engineered product designs which often results in our products being designed into their platforms; this integration often results in sole-source positions for OEM production and aftermarket business. In fiscal 2006, we estimate that 25% of our sales to commercial and military aerospace customers were derived from aftermarket business. Our aftermarket sales, including retrofits, spare parts, and repair services, historically carry a higher gross margin and have more stability than sales to OEMs. In many cases, aftermarket sales extend well beyond the OEM production period, supporting the platform during its entire life cycle.

Our sales are diversified across three broad markets: defense, commercial aerospace, and general industrial. For fiscal 2006, we estimate we derived approximately 38% of our sales from the defense market, 43% from the commercial aerospace market and 19% from the general industrial market.

(b) Financial Information About Industry Segments.

A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to our business segments for fiscal years 2006, 2005 and 2004 is reported in Note 16 to the Company’s Consolidated Financial Statements contained in the Annual Report to Shareholders for the fiscal year ended October 27, 2006. The Annual Report is included as Exhibit 13 to this report.

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

Our proprietary products meet critical operational requirements and provide customers with significant technological advantages in such areas as night vision compatibility and active-matrix liquid-crystal displays (a technology enabling pilots to read display screens in a variety of light conditions as well as from extreme angles). Our products are incorporated in a wide variety of platforms ranging from military helicopters, fighters and transports, to commercial wide-body, regional and business jets. In fiscal 2006, some of our largest customers for these products included The Boeing Company, Honeywell, BAE Systems, Lockheed Martin, Smiths Aerospace and Sikorsky.

We are also a supplier in custom input integration with a full line of keyboard switch and input technologies for specialized medical equipment, communications systems and comparable equipment for military applications. These products include custom keyboards, keypads, and input devices that integrate cursor control devices, bar-code scanners, displays, laser pointers, and voice activation. We also produce meters that are used for point-of-use and point-of-care in vitro diagnostics. We have developed a wide variety of technologies, including plastic and vinyl membranes that protect high-

use switches and fully depressible buttons, and backlighted elastomer switch coverings that are resistant to exposure from harsh chemicals. These technologies now serve as the foundation for a small but growing portion of our product line. In fiscal 2006, some of our largest customers for these products included Roche, Lockheed Martin, Philips, and General Electric.

Sensors & Systems

Our Sensors & Systems business segment produces high-precision temperature, pressure sensors and speed sensors, electrical power switching, control and data communication devices, fluid control components, micro-motors, motion control sensors, and other related systems principally for aerospace and defense customers. We are a market leader for these products in Europe with growing positions in the United States. For example, we are the sole-source supplier of temperature probes for use on all versions of the General Electric/Snecma CFM-56 jet engine. The CFM-56 has an installed base of over 16,000 engines, is standard equipment on new generation Boeing 737 aircraft and was selected as the engine for approximately 45% of all Airbus aircraft delivered to date. We are contracted to design and manufacture the 787’s sensors for the environmental control system and the primary power distribution assembly for the new Airbus A400M military transport. Additionally, we have secured a Tier 1 position with Rolls Royce for the complete suite of sensors for the engine that will power the A400M. The principal customers for our products in this business segment are jet engine manufacturers and airframe manufacturers. In fiscal 2006, some of our largest customers for these products included Flame, SAFRAN, British Ministry of Defence, Rolls Royce, General Electric, Avnet, The Boeing Company, Honeywell, and BAE Systems.

Advanced Materials

Our Advanced Materials business segment develops and manufactures high-performance elastomer products used in a wide range of commercial aerospace and military applications, and combustible ordnance for military applications. We also develop and manufacture highly engineered thermal components for commercial aerospace and industrial applications. This segment focuses principally on process-related technologies.

Specialized High-Performance Applications. We specialize in the development of proprietary formulations for silicone rubber and other elastomer products. Our elastomer products are engineered to address specific customer requirements where superior performance in high temperature, high pressure, caustic, abrasive and other difficult environments is critical. These products include clamping devices, thermal fire barrier insulation products, seals, tubing and coverings designed in custom-molded shapes. Some of the products include proprietary elastomers that are specifically designed for use on or near a jet engine. We are a leading U.S. supplier of high-performance elastomer products to the aerospace industry, with our primary customers for these products being jet and rocket engine manufacturers, commercial and military airframe manufacturers, as well as commercial airlines. In fiscal 2006, some of the largest customers for these products included the U.S. Department of Defense, Alliant Techsystems, The Boeing Company, General Dynamics, KAPCO, Honeywell, Lockheed Martin, and Goodrich. We also develop and manufacture high temperature lightweight insulation equipment for aerospace and automotive applications. Our commercial aerospace programs include the 737 and A320 series aircraft and the V2500 and BR710 engines. Our insulation material is used on diesel engine manifolds for earthmover and agricultural applications. In addition, we specialize in the development of thermal protection for petrochemical fire protection systems and nuclear insulation. We design and manufacture high temperature components for industrial and marine markets. Our manufacturing processes consist of cutting, pressing, welding (including laser) stainless steel, Inconel and titanium fabrications. In fiscal 2006, some of the largest customers of these products included Airbus, BAE Systems, and Spirit AeroSystems.

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

A summary of product lines contributing sales of 10% or more of total sales for fiscal years 2006, 2005 and 2004 is reported in Note 16 to the Consolidated Financial Statements contained in the Annual Report to Shareholders for the fiscal year ended October 27, 2006. The Annual Report is included as Exhibit 13 to this report.

Marketing and Distribution

We believe that a key to continued success is our ability to meet customer requirements both domestically and internationally. We have and will continue to improve our world-wide sales and distribution channels in order to provide a wider variety of products and to improve the effectiveness of our customers’ supply chain. For example, our medical device assembly operation in Shanghai, China, which was opened in 2005, serves our global medical customers. In addition, our service center in Singapore has improved our capabilities in Asia for our temperature sensor customers. Other enhancements include combining sales and marketing forces of our operating units where appropriate, cross-training our sales representatives on multiple product lines, and cross-stocking our spares parts and components.

In the technical and highly engineered product segments in which we compete, relationship selling is particularly appropriate in targeted marketing segments where customer and supplier design and engineering inputs need to be tightly integrated. Participation in industry trade shows is an effective method of meeting customers, introducing new products, and exchanging technical specifications. In addition to technical and industry conferences, our products are supported through direct internal international sales efforts, as well as through manufacturer representatives and selected distributors. Currently, 201 sales people, 215 representatives, and 129 distributors support our operations internationally.

Backlog

Backlog at October 27, 2006, was $653.5 million, compared with $482.8 million at October 28, 2005. We estimate that approximately $165.8 million of backlog is scheduled to be shipped after fiscal 2007.

Backlog is subject to cancellation until delivered, and therefore, we cannot assure that our backlog will be converted into revenue in any particular period or at all. Backlog does not include the total contract value of cost-plus reimbursable contracts, which are funded as we incur the costs. Except for the released portion, backlog also does not include fixed-price multi-year contracts.

Competition

Our products and services are affected by varying degrees of competition. We compete with other companies in most markets we serve, many of which have far greater sales volumes and financial resources. The principal competitive factors in the commercial markets in which we participate are product performance, service and price. Part of product performance requires expenditures in research and development that lead to product improvement. The market for many of our products may be affected by rapid and significant technological changes and new product introductions. Our principal competitors include Eaton, ECE, Gables Engineering, Otto Controls, Ultra Electronics and Telephonics in our Avionics & Controls segment; Ametek, Meggitt, Deutsch, Tyco, MPC Products and Goodrich in our Sensors & Systems segment; and Kmass, ULVA, Doncasters, Astec, Hitemp, Meggitt (including Dunlop Standard Aerospace Group), Adel Wiggins, RE Darling and Parker in our Advanced Materials segment.

Research and Development

Currently, our product development and design programs utilize an extensive base of professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed. In fiscal 2006, approximately $52.6 million was expended for research, development and engineering, compared with $42.2 million in fiscal 2005 and $25.9 million in fiscal 2004. We believe continued product development is key to our long-term growth, and consequently, we consistently invest in research and development. Examples include research and development projects relating to a ground fault interrupter for aircraft applications, insulation material for various rocket and missile programs, high temperature, low observable material for military applications, and kinematic countermeasure flares for military applications, as well as new sensing technologies including silicon-on-insulator pressure sensors. In fiscal 2005 and 2004, we began bidding and winning new aerospace programs which will result in increased company-funded research and development. These programs included the A400M power distribution assembly, TP400 engine sensors, 787 overhead control panel and 787 environmental control system programs. In addition, we actively participate in customer-funded research and development programs, including applications on the new MMA aircraft, UH-60M Blackhawk, VH-71 Presidential Helicopter and Russian Regional Jet.

Foreign Operations

Our principal foreign operations consist of manufacturing facilities located in France, Germany and the United Kingdom and include sales and service operations located in Singapore and China. For further information regarding foreign operations, see Note 16 to the Consolidated Financial Statements contained in the Annual Report to Shareholders for the fiscal year ended October 27, 2006. The Annual Report is included as Exhibit 13 to this report.

Government Contracts and Subcontracts

As a contractor and subcontractor to the U.S. government (primarily the U.S. Department of Defense), we are subject to various laws and regulations that are more restrictive than those applicable to private sector contractors. Approximately 12% of our sales were made directly to the U.S. government in fiscal 2006. In addition, we estimate that our subcontracting activities to contractors for the U.S. government accounted for approximately 12% of sales during fiscal 2006. Therefore, we estimate that approximately 24% of our sales during the fiscal year were subject to U.S. government contracting regulations. Such contracts may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending, and other factors.

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

On August 29, 2002, our subsidiary, Armtec, acquired the radar countermeasures chaff and infrared decoy flare operations of the Electronic Warfare Passive Expendables Division of BAE Systems North America. At the time of our asset acquisition from BAE Systems, certain environmental remedial activities were required under a Part B Permit issued to the infrared decoy flare facility by the Arkansas Department of Environmental Quality under the Federal Resource Conservation and Recovery Act. The Part B Permit was transferred to Armtec, along with the remedial obligations. Under the terms of the asset purchase agreement, BAE Systems agreed to complete all remedial obligations at the infrared decoy flare facility and to indemnify us for all environmental liabilities to a maximum amount of $25.0 million. In addition, in connection with our acquisition of Wallop Defence Systems Limited, we and the seller agreed that some environmental remedial activities may need to be carried out, and these activities are currently ongoing. Under the terms of the Stock Purchase Agreement, a portion of the costs of any environmental remedial activities will be reimbursed by the seller if the cost is incurred within five years of the consummation of the acquisition.

At various times we have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and analogous state environmental laws, for the clean up of contamination resulting from past disposals of hazardous wastes at certain sites to which we, among others, sent wastes in the past. CERCLA requires potentially responsible persons to pay for cleanup of sites from which there has been a release or threatened release of hazardous substances. Courts have interpreted CERCLA to impose strict, joint and several liability on all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple potentially responsible persons, the costs of cleanup typically are allocated among the parties according to a volumetric or other standard.

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

Employees

For our continuing operations, we had approximately 8,150 employees at October 27, 2006, of which 4,970 were based in the United States, 2,750 in Europe, 310 in Mexico and 120 in Asia. Approximately 20% of the U.S.-based employees were represented by a labor union. Our European operations are subject to national trade union agreements and to local regulations governing employment.

(d) Financial Information About Foreign and Domestic Operations and Export Sales.

See risk factor below entitled “Political and economic instability in foreign countries and markets may have a material adverse impact on our operating results” under Item 1A of this report and Note 16 to the Consolidated Financial Statements contained in the Annual Report to Shareholders for the fiscal year ended October 27, 2006. The Annual Report is included as Exhibit 13 to this report.

(e) Available Information of the Registrant.

You can access financial and other information on our website, www.esterline.com. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission. Our Corporate Governance Guidelines and charters for our board committees are available on our website, www.esterline.com/governance/default.stm and our Code of Business Conduct and Ethics, which includes a code of ethics applicable to our accounting and financial employees, including our Chief Executive Officer and Chief Financial Officer, is available on our website at www.esterline.com/governance/ethics.stm. Each of these documents is also available in print (at no charge) to any shareholder upon request. Our website and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K.

Executive Officers of the Registrant

The names and ages of all executive officers of the Company and the positions and offices held by such persons as of December 29, 2006 are as follows:

Name	Position with the Company	Age
Robert W. Cremin	Chairman, President and Chief Executive Officer	66
Robert D. George	Vice President, Chief Financial Officer,	50
	Secretary and Treasurer
Marcia J. M. Greenberg	Vice President, Human Resources	54
Frank E. Houston	Group Vice President	55
Larry A. Kring	Senior Group Vice President	66
Stephen R. Larson	Vice President, Strategy & Technology	62
Richard J. Wood	Group Vice President	53

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

Mr. Houston has been Group Vice President since March 2005. Previously, he was President of Korry Electronics Co., part of Esterline’s Avionics & Controls segment, since October 2002. From March 2000 to October 2002, he served as President of Advanced Input Devices, Inc., also part of Esterline’s Avionics & Controls segment. Mr. Houston has an M.B.A. from the University of Washington and a B.A. degree in Political Science from Seattle Pacific University.

Mr. Kring has been Senior Group Vice President since February 2005. Previously, he was Group Vice President from August 1993. Mr. Kring has an M.B.A. from California State University at Northridge and a B.S. degree in Aeronautical Engineering from Purdue University.

Mr. Larson has been Vice President, Strategy & Technology since January 2000. Previously, he was Group Vice President from April 1991 through December 1999. Mr. Larson has an M.B.A. from the University of Chicago and a B.S. degree in Electrical Engineering from Northwestern University.

Mr. Wood has been Group Vice President since February 2005. In addition, he is the President of Esterline’s Sensors Group, which is included in the Sensors & Systems business segment, since July 2003. From March 2000 to July 2003, he served as Managing Director (Chief Executive Officer) of Weston Aerospace, a manufacturer of high-end sensors for large thrust jet engines acquired by Esterline in June 2003. Mr. Wood has a B.Sc. degree in Engineering Science from the University of Durham in England and is a Fellow of the Royal Aeronautical Society.

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

Item 1A. Risk Factors

Risks Relating to Our Business and Our Industry

Implementing our acquisition strategy involves risks, and our failure to successfully implement this strategy could have a material adverse effect on our business.

One of our key strategies is to grow our business by selectively pursuing acquisitions. Since 1996 we have completed over 30 acquisitions, and we are continuing to actively pursue additional acquisition opportunities, some of which may be material to our business and financial performance. Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for a number of reasons, including:

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

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement No. 142), we are required to test both acquired goodwill and other indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the fair market value is less than the book value of goodwill, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, we have accumulated $366.2 million of goodwill, and have $29.3 million of indefinite-lived intangible assets, out of total assets of $1.3 billion at October 27, 2006. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We also may be required to record an earnings charge or incur unanticipated expenses if, due to a change in strategy or other reason, we determined the value of other assets has been impaired.

We performed our impairment review for fiscal 2006 as of July 29, 2006, and our Step One analysis indicated that no impairment of goodwill exists on any of the Company’s reporting units. We account for the impairment of long-lived assets to be held and used in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (Statement No. 144). Statement No. 144 requires that a long-lived asset to be disposed of be reported at the lower of its carrying amount or fair value less cost to sell. An asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows. As we have grown through acquisitions, we have accumulated $212.3 million of intangible assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

The loss of a significant customer or defense program could have a material adverse effect on our operating results.

Some of our operations are dependent on a relatively small number of customers and defense programs, which change from time to time. Significant customers in fiscal 2006 included the U.S. Department of Defense, The Boeing Company, General Dynamics, Flame, Rolls Royce, Honeywell, Lockheed Martin and Smiths Industries. There can be no assurance that our current significant customers will continue to buy our products at current levels. The loss of a significant customer or the cancellation of orders related to a sole-source defense program could have a material adverse effect on our operating results if we were unable to replace the related sales.

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

Foreign sales were approximately 45% of our total sales in fiscal 2006, and we have manufacturing facilities in a number of foreign countries. A substantial portion of our Sensors & Systems operations are based in the U.K. and France. Doing business in foreign countries is subject to numerous risks, including political and economic instability, restrictive trade policies of foreign governments, economic conditions in local markets, health concerns, inconsistent product regulation or unexpected changes in regulatory and other legal requirements by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements. Our future sales of cockpit control displays to the Chinese market may be precluded by the proposed Bureau of Industry and Security’s (BIS) catch-all rule, currently scheduled for implementation in fiscal 2007. We expect the effect of this regulation, if implemented, to be immaterial to our consolidated results of operations in future periods, but the loss of income from this market opportunity may have a measurable effect on the results of operations of our Avionics & Controls segment. To the extent that foreign sales are transacted in a foreign currency, we are subject to the risk of losses due to foreign currency fluctuations. In addition, we have substantial assets denominated in foreign currencies, primarily the U.K. pound and euro, that are not offset by liabilities denominated in those foreign currencies. These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.

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

Our products and services are affected by varying degrees of competition. We compete with other companies and divisions and units of larger companies in most markets we serve, many of which have greater sales volumes or financial, technological or marketing resources than we do. Our principal competitors include: Eaton, ECE, Gables Engineering, Otto Controls, Ultra Electronics, and Telephonics in our Avionics & Controls segment; Ametek, Meggitt, Deutsch, Tyco, MPC Products and Goodrich in our Sensors & Systems segment; and Kmass, ULVA, Doncasters, Astec, Hitemp, Meggitt (including Dunlop Standard Aerospace Group), Adel Wiggins, RE Darling and Parker in our Advanced Materials segment. The principal competitive factors in the commercial markets in which we participate are product performance, service and price. Maintaining product performance requires expenditures in research and development that lead to product improvement and new product introduction. Companies with more substantial financial resources may have a better ability to make such expenditures. We cannot assure that we will be able to continue to successfully compete in our markets, which could adversely affect our business, financial condition and results of operations.

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

As of October 27, 2006, we had $295.9 million of debt outstanding, of which $282.3 million is long-term debt. Our primary credit agreement as of October 27, 2006 includes a $100.0 million term loan facility, which may be drawn in U.S. dollars, U.K. pounds or euros. In addition, up to $25.0 million of our $100.0 million credit facility and up to $50.0 million in letters of credit may be drawn in U.K. pounds or euros in addition to U.S. dollars. On February 10, 2006, the Company borrowed U.K.

£57.0 million, or approximately $100.0 million, under the term loan facility. The Company used the proceeds from the loan as working capital for its U.K. operations and to repay a portion of our outstanding borrowings under the revolving credit facility. Our primary U.S. dollar credit facility as of October 27, 2006 totaled $100.0 million and is made available through a group of banks. The credit agreement is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. In addition, we have unsecured foreign currency credit facilities that have been extended by foreign banks for up to $19.6 million. Available credit under the above credit facilities was $111.0 million at October 27, 2006, when reduced by outstanding foreign bank borrowings of $8.1 million and letters of credit of $0.6 million.

The indenture governing our outstanding senior subordinated notes in an aggregate principal amount of $175.0 million and other debt agreements limit, but do not prohibit, us from incurring additional debt in the future. Our level of debt could have significant consequences to our business, including the following:

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

Our customers set demanding specifications for product performance, reliability and cost. Some of our government contracts and subcontracts provide for a predetermined, fixed price for the products we make regardless of the costs we incur. Therefore, we must absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that we may achieve. Our failure to anticipate technical problems, estimate costs accurately, integrate technical processes effectively or control costs during performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause a loss. While we believe that we have recorded adequate provisions in our financial statements for losses on our fixed-price contract as required under GAAP, we cannot assure that our contract loss provisions will be adequate to cover all actual future losses. Therefore, we may incur losses on fixed-price contracts that we had expected to be profitable, or such contracts may be less profitable than expected.

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

The aircraft industry is cyclical in nature and affected by many factors beyond our control. For example, the aircraft market was affected by the conflict in Iraq and the events of September 11, 2001, resulting in bankruptcy filings, restructurings and downsizing by the major commercial and regional airline carriers. This prolonged downturn had an adverse effect on our business, financial condition and operating results.

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

The military aircraft industry is dependent upon the level of equipment expenditures by the armed forces of countries throughout the world, and especially those of the United States. Although the events of September 11, 2001 and the conflict in Iraq have increased the level of equipment expenditures by the U.S. Armed Forces, this level of spending may not be sustainable in light of record deficits being incurred by the U.S. In addition, in the past this industry has been adversely affected by a number of factors, including the reduction in military spending since the end of the Cold War. Decreases in military spending could depress demand for military aircraft.

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

We estimate that approximately 24% of our sales in fiscal 2006 were attributable to contracts in which we were either the prime contractor to, or a subcontractor to a prime contractor to, the U.S. government. As a contractor and subcontractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of federal government contracts that affect how we do business with our clients and may impose added costs on our business. For example, these regulations and laws include provisions that contracts we have been awarded are subject to:

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

We continue to manufacture for one customer a product that contains asbestos. We have an agreement with the customer for indemnification for certain losses we may incur as a result of asbestos claims relating to that product, but we cannot assure that this indemnification agreement will fully protect us from losses arising from asbestos claims.

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

Because we own and operate a number of facilities that use, manufacture, store, handle or arrange for the disposal of various hazardous materials, we may incur costs for investigation, removal and remediation, as well as capital costs, associated with compliance with environmental laws. At the time of the acquisition of Wallop Defence Systems Limited, we and the seller agreed that some environmental remedial activities may need to be carried out and these activities are currently on-going. Under the terms of the Stock Purchase Agreement, a portion of the costs of any environmental remedial activities will be reimbursed by the seller if the cost is incurred within five years of the consummation of the acquisition. Additionally, at the time of our asset acquisition of the Electronic Warfare Passive Expendables Division of BAE Systems North America, certain environmental remedial activities were required under a Part B Permit issued to the infrared decoy flare facility by the Arkansas Department of Environmental Quality under the Federal Resource Conservation and Recovery Act. The Part B Permit was transferred to our subsidiary, Armtec, along with the remedial obligations. Under the terms of the asset purchase agreement, BAE Systems agreed to complete all remedial obligations at the infrared decoy flare facility and to indemnify us for all environmental liabilities related to that facility to a maximum amount of $25.0 million. Although environmental costs have not been material in the past, we cannot assure that these matters, or any similar liabilities that arise in the future, will not exceed our resources, nor can we completely eliminate the risk of accidental contamination or injury from these materials.

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

Item 2. Properties

The following table summarizes our properties that are greater than 100,000 square feet or relate to principal operations, including identification of the business segment, as of October 27, 2006:

Location	Type of Facility	Business Segment	Approximate Square Footage	Owned or Leased
Brea, CA	Office, Plant & Warehouse	Advanced Materials	429,000	Owned
Seattle, WA	Office & Plant	Avionics & Controls	200,000	Leased
Stillington, U.K.	Office & Plant	Advanced Materials	186,000	Owned
East Camden, AR	Office & Plant	Advanced Materials	175,000	Leased
Coachella, CA	Office & Plant	Advanced Materials	112,000	Owned
Buena Park, CA	Office & Plant	Sensors & Systems	110,000	Owned	*
Bourges, France	Office & Plant	Sensors & Systems	109,000	Leased
Farnborough, U.K.	Office & Plant	Sensors & Systems	108,000	Leased
Milan, TN	Office & Plant	Advanced Materials	100,000	Leased
Sylmar, CA	Office & Plant	Avionics & Controls	96,000	Leased
Valencia, CA	Office & Plant	Advanced Materials	88,000	Owned
Coeur d’Alene, ID	Office & Plant	Avionics & Controls	88,000	Leased
Hampshire, U.K.	Office & Plant	Advanced Materials	82,000	Owned
Gloucester, U.K.	Office & Plant	Advanced Materials	59,000	Leased

*	The building is located on a parcel of land covering 16.1 acres that is leased by the Company.

In total, we own approximately 1,400,000 square feet and lease approximately 1,400,000 square feet of manufacturing facilities and properties.

Item 3. Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe we have adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 27, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of              Equity Securities

We hereby incorporate by reference the following information that appears in our Annual Report to Shareholders for the fiscal year ended October 27, 2006:

(a)	The high and low market sales prices of our common stock for each quarterly period during fiscal years 2006 and 2005, respectively, is set forth under the section entitled “Market Price of Esterline Common Stock” of the Annual Report to Shareholders for the fiscal year ended October 27, 2006. The Annual Report is included as Exhibit 13 to this report.

(b)	Restrictions on the ability to pay future cash dividends is set forth in Note 11 to the Consolidated Financial Statements contained in the Annual Report to Shareholders for the fiscal year ended October 27, 2006. The Annual Report is included as Exhibit 13 to this report.

No cash dividends were paid during fiscal years 2006 and 2005. We are restricted from paying dividends under our current debt instruments and do not anticipate paying any dividends in the foreseeable future.

On January 3, 2007, there were 507 holders of record of our common stock.

The principal market for our Common Stock is the New York Stock Exchange.

Item 6. Selected Financial Data

We hereby incorporate by reference the information set forth under the section entitled, “Selected Financial Data” of the Annual Report to Shareholders for the fiscal year ended October 27, 2006. The Annual Report is included as Exhibit 13 to this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We hereby incorporate by reference the information set forth under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” of the Annual Report to Shareholders for the fiscal year ended October 27, 2006. The Annual Report is included as Exhibit 13 to this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We hereby incorporate by reference the information set forth under the section “Disclosures About Market Risk” of the Annual Report to Shareholders for the fiscal year ended October 27, 2006. The Annual Report is included as Exhibit 13 to this report.

Item 8. Financial Statements and Supplementary Data

The report of Ernst & Young LLP, Independent Registered Public Accounting Firm, and the consolidated financial statements are included in the Annual Report to Shareholders for the fiscal year ended October 27, 2006 and are hereby incorporated by reference. Quarterly results of operations are reported in Note 17 of the Company’s Annual Report to Shareholders for the fiscal year ended October 27, 2006 and are hereby incorporated by reference. The Annual Report is included as Exhibit 13 to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 27, 2006. Based upon that evaluation, they concluded as of October 27, 2006, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of October 27, 2006 that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

We hereby incorporate by reference the information set forth under “Management’s Report on Internal Control Over Financial Reporting” that appears on page 87 of our Annual Report to Shareholders for the fiscal year ended October 27, 2006. The Annual Report is included as Exhibit 13 to this report.

Changes in Internal Control Over Financial Reporting

During the three months ended October 27, 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

We hereby incorporate by reference the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Other Information as to Directors – Board and Board Committees,” and “Other Information as to Directors – Director Nominations and Qualifications” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 7, 2007.

Information regarding our executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrant.”

Item 11. Executive Compensation

We hereby incorporate by reference the information set forth under “Other Information as to Directors – Director Compensation” and “Executive Compensation,” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 7, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder                Matters

The following table gives information about the shares of Common Stock that may be issued upon the exercise of options, warrants and rights under the Amended and Restated 1987 Stock Option Plan, the Non-Employee Directors’ Stock Compensation Plan, the Amended and Restated 1997 Stock Option Plan, the 2002 Employee Stock Purchase Plan and the 2004 Equity Incentive Plan, the only equity compensation plans of the Company in effect as of the end of the Company’s last fiscal year.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,469,000	$25.80	1,363,427(1)(2)
Equity compensation plans not approved by security holders	—	—	—

Total	1,469,000	$25.80	1,363,427

(1)	Of these shares, 1,117,950 shares are available for issuance under the 2004 Equity Incentive Plan, 202,295 shares are available for purchase under the 2002 Employee Stock Purchase Plan, and 43,182 shares are available for grant under the Non-Employee Directors’ Stock Compensation Plan, as of the end of the Company’s last completed fiscal year.

(2)	Pursuant to the Non-Employee Directors’ Stock Compensation Plan effective beginning fiscal 2007, each of the Company’s non-employee directors will receive an automatic grant of shares of Common Stock not subject to any restriction within 45 days of each annual shareholders meeting with an aggregate market value of $60,000 based on the closing price of the Common Stock on that date.

We hereby incorporate by reference the information set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 7, 2007.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Independent Registered Public Accounting Firm Fees and Services

We hereby incorporate by reference the information set forth under “Independent Registered Public Accounting Firm’s Fees” in the definitive form of the Company’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders to be held on March 7, 2007.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements.

The following consolidated financial statements, together with the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated December 18, 2006, appearing in the Company’s Annual Report to Shareholders for the fiscal year ended October 27, 2006.

Annual Report Reference

Consolidated Statement of Operations – Fiscal years 2006, 2005, and 2004	*

Consolidated Balance Sheet – October 27, 2006 and October 28, 2005	*

Consolidated Statement of Cash Flows – Fiscal years 2006, 2005, and 2004	*

Consolidated Statement of Shareholders’ Equity and Comprehensive
Income – Fiscal years 2006, 2005, and 2004	*

Notes to Consolidated Financial Statements – October 27, 2006	*

Report of Ernst & Young LLP, Independent Registered Public
Accounting Firm	*

*   Incorporated by reference to the Annual Report to Shareholders for the fiscal year ended October 27, 2006. The Annual Report is included as Exhibit 13 to this report.

Refer also to Part II, Item 8 – Financial Statements and Supplementary Data for additional information.

(a)(2) Financial Statement Schedules.

The following consolidated financial statement schedule of the Company is included as follows:

Schedule II – Valuation and Qualifying Accounts, see page 36.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits.

See Exhibit Index on pages 31-35.

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

Dated: January 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert W. Cremin (Robert W. Cremin)	Chairman, President and Chief Executive Officer (Principal Executive Officer)	January 8, 2007 Date

/s/ Robert D. George (Robert D. George)	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	January 8, 2007 Date

/s/ Gary J. Posner (Gary J. Posner)	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	January 8, 2007 Date

/s/ Lewis E. Burns (Lewis E. Burns)	Director	January 8, 2007 Date

/s/ John F. Clearman (John F. Clearman)	Director	January 8, 2007 Date

/s/ Robert S. Cline (Robert S. Cline)	Director	January 8, 2007 Date

/s/ Anthony P. Franceschini (Anthony P. Franceschini)	Director	January 8, 2007 Date

/s/ Paul V. Haack (Paul V. Haack)	Director	January 8, 2007 Date

/s/ Charles R. Larson (Charles R. Larson)	Director	January 8, 2007 Date

/s/ Jerry D. Leitman (Jerry D. Leitman)	Director	January 8, 2007 Date

/s/ James L. Pierce (James L. Pierce)	Director	January 8, 2007 Date

Exhibit Number	Exhibit Index

2.1	Share Purchase Agreement among Cobham plc, Esterline Acquisition Limited and Esterline Technologies Corporation dated March 8, 2006.

3.1	Restated Certificate of Incorporation, dated June 6, 2002. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2002 [Commission File Number 1-6357].)

3.2	By-laws of the Company, as amended and restated September 8, 2005. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 9, 2005 [Commission File Number 1-6357].)

4.1	Rights Agreement dated as of December 11, 2002, between Esterline Technologies Corporation and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designation of Series B Serial Preferred Stock, as Exhibit B the Form of Rights of Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, as amended, filed on December 12, 2002 [Commission File Number 1-6357].)

4.2	Indenture relating to Esterline Technologies Corporation’s 7.75% Senior Subordinated Notes due 2013, dated as of June 11, 2003. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003 [Commission File Number 1-6357].)

4.3	Form of Exchange Note. (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-4, as amended, filed on September 30, 2003 [Commission File Number 333-109325].)

10.2	Amendment No. 4 Credit Agreement, dated as of February 10, 2006, among Esterline Technologies Corporation, the financial institutions referred to therein and Wachovia Bank, National Association, as Administrative Agent. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2006 [Commission File Number 1-6357].)

10.4	Industrial Lease dated July 17, 1984, between 901 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 901 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.4a	Fourth Amendment dated July 27, 1994, to Industrial Lease dated July 17, 1984 between Houg Family Partnership, as successor to 901 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.4a to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.5	Industrial Lease dated July 17, 1984, between 801 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 801 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.5a	Fourth Amendment dated March 28, 1994, to Industrial Lease dated July 17, 1984, between Michael Maloney and the Bancroft & Maloney general partnership, as successor to 801 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.10*	Compensation of Directors. (Incorporated by reference to “Other Information as to Directors – Compensation of Directors” in the definitive form of the Company’s Proxy Statement, relating to its 2007 Annual Meeting of Shareholders to be held on March 7, 2007, and to be filed with the Securities and Exchange Commission and the New York Stock Exchange.)

10.13*	Amended and Restated 1987 Stock Option Plan. (Incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 [Commission File Number 33-52851] filed March 28, 1994.)

10.15*	Esterline Technologies Corporation Supplemental Retirement Income Plan.

10.16k*	Esterline Technologies Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.16k to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005 [Commission File Number 1-6357].)

10.19*	Executive Officer Termination Protection Agreement. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.19b*	Offer Letter from Esterline Technologies Corporation to Richard Wood dated February 2, 2005. (Incorporated by reference to Exhibit 10.19b to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File Number 1-6357].)

10.19c*	Severance Protection Agreement between Richard Wood and Esterline Technologies Corporation, dated February 23, 2005. (Incorporated by reference to Exhibit 10.19c to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File Number 1-6357].)

10.19d*	Executive Officer Compensation. (Incorporated by reference to “Executive Compensation” in the definitive form of the Company’s Proxy Statement, relating to its 2007 Annual Meeting of Shareholders to be held on March 7, 2007, and to be filed with the Securities and Exchange Commission and the New York Stock Exchange.)

Exhibit Number	Exhibit Index

10.19e*	Offer Letter from Esterline Technologies Corporation to Frank Houston dated March 4, 2005. (Incorporated by reference to Exhibit 10.19e to the Company’s Current Report on Form 8-K dated March 29, 2005 [Commission File Number 1-6357].)

10.21*	Esterline Technologies Corporation Fiscal Year 2006 Annual Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.22	Real Property Lease and Sublease, dated June 28, 1996, between 810 Dexter L.L.C. and Korry Electronics Co. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.24*	Esterline Technologies Corporation Amended and Restated 1997 Stock Option Plan. (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 [Commission File Number 333-103846] filed March 14, 2003.)

10.25	Property lease between Slibail Immobilier and Norbail Immobilier and Auxitrol S.A., dated April 29, 1997, relating to the manufacturing facility of Auxitrol at 5, allée Charles Pathé, 18941 Bourges Cedex 9, France, effective on the construction completed date (December 5, 1997). (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.26	Industrial and build-to-suit purchase and sale agreement between The Newhall Land and Farming Company, Esterline Technologies Corporation and TA Mfg. Co., dated February 13, 1997 including Amendments, relating to premises located at 28065 West Franklin Parkway, Valencia, CA. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.31	Lease Agreement, dated as of February 27, 1998, between Glacier Partners and Advanced Input Devices, Inc., Lease Amendment #1, dated February 27, 1998. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2000 [Commission File Number 1-6357].)

10.33*	Esterline Technologies Corporation 2002 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 [Commission File Number 333-135025] filed June 14, 2006.)

Exhibit Number	Exhibit Index

10.34	Lease Agreement, dated as of August 6, 2003, by and between the Prudential Insurance Company of America and Mason Electric Co., relating to premises located at Sylmar, California. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 [Commission File Number 1-6357].)

10.35	Occupation Lease of Buildings known as Phases 3 and 4 on the Solartron Site at Victoria Road, Farnborough, Hampshire between J Sainsbury Developments Limited and Weston Aerospace Limited, dated July 21, 2000. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 [Commission File Number 1-6357].)

10.36*	Esterline Technologies Corporation 2004 Equity Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 [Commission File Number 333-135025] filed June 14, 2006.)

10.36a*	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.36a to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File Number 1-6357].)

10.37	Lease Agreement dated as of March 19, 1969, as amended, between Leach Corporation and Gin Gor Ju, Trustee of Ju Family Trust, relating to premises located in Orange County. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended October 29, 2004 [Commission File Number 1-6357].)

10.38	Lease Agreement, dated November 29, 2005 between Lordbay Investments Limited, Darchem Engineering Limited and Darchem Holdings Limited relating to premises located at Units 4 and 5 Eastbrook Road, London Borough of Gloucestershire Gloucester. (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2006 [Commission File Number 1-6357].)

10.40*	Esterline Technologies Corporation Amended and Restated Non-Employee Directors’ Stock Compensation Plan. (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File Number 1-6357].)

10.41	Amendment No. 1 dated as of November 23, 2005 to Lease Agreement dated as of March 1, 1994 between Highland Industrial Park, Inc. and Armtec Countermeasures Company. (Incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2006 [Commission File Number 1-6357].)

10.42*	Esterline Technologies Corporation Fiscal Year 2007 Annual Incentive Compensation Plan.

10.43*	Esterline Technologies Supplemental Executive Retirement and Deferred Compensation Plan.

Exhibit Number	Exhibit Index

10.44	Lease Agreement dated November 4, 2002, between American Ordnance LLC and FR Countermeasures, relating to premises located at 25A Ledbetter Gate Road, Milan, Tennessee.

11	Schedule setting forth computation of earnings per share for the five fiscal years ended October 27, 2006.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

13	Portions of the Annual Report to Shareholders for the fiscal year ended October 27, 2006, incorporated by reference herein.

21	List of subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year

Reserve for Doubtful Accounts Receivable

Fiscal Years

2006	$4,462	$597	$(721)[1]	$4,338

2005	$3,687	$1,511	$(736)[1]	$4,462

2004	$2,669	$1,294	$(276)[1]	$3,687

[1]	Uncollectible accounts written off, net of recoveries.