Form 10-Q
period 2007-01-26
ESTERLINE TECHNOLOGIES CORP
filed 2007-03-07
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2007

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

Yes                                                       No              X

As of March 2, 2007, 25,580,226 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of January 26, 2007 and October 27, 2006

(In thousands, except share amounts)

	January 26, 2007	October 27, 2006
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$48,264	$42,638
Cash in escrow	4,460	4,409
Accounts receivable, net of allowances of $4,205 and $4,338	174,139	191,737
Inventories
Raw materials and purchased parts	90,957	89,480
Work in process	69,397	66,333
Finished goods	29,818	30,033

	190,172	185,846

Income tax refundable	8,550	6,231
Deferred income tax benefits	29,984	27,932
Prepaid expenses	12,146	9,545

Total Current Assets	467,715	468,338

Property, Plant and Equipment	347,291	339,391
Accumulated depreciation	175,640	168,949

	171,651	170,442

Other Non-Current Assets
Goodwill	370,755	366,155
Intangibles, net	243,315	241,657
Debt issuance costs, net of accumulated amortization of $2,445 and $2,277	4,300	4,469
Deferred income tax benefits	14,790	14,790
Other assets	27,119	24,600

	$1,299,645	$1,290,451

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of January 26, 2007 and October 27, 2006

(In thousands, except share amounts)

	January 26, 2007	October 27, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$56,574	$62,693
Accrued liabilities	102,810	121,419
Credit facilities	8,011	8,075
Current maturities of long-term debt	7,282	5,538
Federal and foreign income taxes	3,716	2,874

Total Current Liabilities	178,393	200,599

Long-Term Liabilities
Long-term debt, net of current maturities	283,320	282,307
Deferred income taxes	74,231	72,349
Other liabilities	24,462	23,629

Commitments and Contingencies	—	—

Minority Interest	3,318	3,578

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 25,579,476 and 25,489,651 shares	5,116	5,098
Additional paid-in capital	274,271	270,074
Retained earnings	413,786	400,985
Accumulated other comprehensive income	42,748	31,832

Total Shareholders’ Equity	735,921	707,989

	$1,299,645	$1,290,451

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Month Periods Ended January 26, 2007 and January 27, 2006

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	January 26, 2007	January 27, 2006

Net Sales	$257,244	$205,665
Cost of Sales	182,675	142,806

	74,569	62,859
Expenses
Selling, general & administrative	42,375	35,890
Research, development & engineering	13,551	10,333

Total Expenses	55,926	46,223

Other
Other income	(10)	(199)
Insurance recovery	(1,647)	—

Total Other	(1,657)	(199)

Operating Earnings	20,300	16,835

Interest income	(504)	(859)
Interest expense	5,524	4,505
Loss on extinguishment of debt	—	2,156

Other Expense, Net	5,020	5,802

Income Before Income Taxes	15,280	11,033
Income Tax Expense	2,385	2,556

Income Before Minority Interest	12,895	8,477
Minority Interest	(94)	(113)

Net Earnings	$12,801	$8,364

Earnings Per Share:
Basic	$.50	$.33
Diluted	$.49	$.32

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Month Periods Ended January 26, 2007 and January 27, 2006

(Unaudited)

(In thousands)

	Three Months Ended
	January 26, 2007	January 27, 2006

Cash Flows Provided (Used) by Operating Activities
Net earnings	$12,801	$8,364
Minority interest	94	113
Depreciation and amortization	11,352	9,582
Deferred income taxes	(483)	1,102
Share-based compensation	1,595	1,334
Gain on sale of short-term investments	—	(610)
Working capital changes, net of effect of acquisitions Accounts receivable	19,429	13,653
Inventories	(3,056)	(7,878)
Prepaid expense	(2,450)	(1,006)
Accounts payable	(6,626)	473
Accrued liabilities	(19,777)	(23,928)
Federal and foreign income taxes	(1,499)	(2,007)
Other liabilities	731	543
Other, net	(2,352)	(260)

	9,759	(525)

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(7,384)	(7,016)
Proceeds from sale of capital assets	525	430
Proceeds from sale of short-term investments	—	63,266
Acquisitions of businesses, net of cash acquired	—	(125,284)

	(6,859)	(68,604)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Month Periods Ended January 26, 2007 and January 27, 2006

(Unaudited)

(In thousands)

	Three Months Ended
	January 26, 2007	January 27, 2006

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	2,318	1,101
Excess tax benefits from stock options exercised	302	38
Dividends paid to minority interest	(354)	—
Net change in credit facilities	(107)	81,800
Repayment of long-term debt, net	(311)	(70,208)

	1,848	12,731

Effect of Foreign Exchange Rates on Cash	878	(272)

Net Increase (Decrease) in Cash and Cash Equivalents	5,626	(56,670)

Cash and Cash Equivalents – Beginning of Period	42,638	118,304

Cash and Cash Equivalents – End of Period	$48,264	$61,634

Supplemental Cash Flow Information
Cash Paid for Interest	$8,670	$9,038
Cash Paid for Taxes	2,856	2,018

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Periods Ended January 26, 2007 and January 27, 2006

1.	The consolidated balance sheet as of January 26, 2007, the consolidated statement of operations for the three month periods ended January 26, 2007 and January 27, 2006, and the consolidated statement of cash flows for the three month periods ended January 26, 2007 and January 27, 2006 are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2006 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because the exercise price was greater than the closing market price for the first fiscal quarter in 2007 and 2006 were 396,186 and 321,657, respectively. The weighted average number of shares outstanding used to compute basic earnings per share was 25,529,000 and 25,338,000 for the first fiscal quarter in 2007 and 2006, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 25,930,000 and 25,743,000 for the first fiscal quarter in 2007 and 2006, respectively.

5.	Recent Accounting Pronouncements

In October 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 123(R).” Statement No. 158 requires an entity to:

•	Recognize in its statements of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status.

•	Measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year.

•	Recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur.

Statement No. 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for the Company on October 26, 2007. If the Company had implemented Statement No. 158 as of October 27, 2006, the effect on the balance sheet would be an increase in pension liabilities and a decrease in accumulated other comprehensive income of approximately $8.5 million.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Statement No. 157 indicates, among other things, that a fair value measurement assumes the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Statement No. 157 is effective for the Company’s year ending October 30, 2009. The Company is currently evaluating the impact of Statement No. 157 on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition method and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company beginning October 27, 2007. Management is assessing the potential impact that the adoption of FIN No. 48 will have on the Company’s consolidated financial statements.

6.	The Company’s comprehensive income is as follows:

(In thousands)	Three Months Ended
	January 26, 2007	January 27, 2006

Net Earnings	$12,801	$8,364
Change in Fair Value of Derivative Financial Instruments,
Net of Tax	981	(424)
Foreign Currency Translation Adjustment	9,935	326

Comprehensive Income	$23,717	$8,266

7.	On January 31, 2007, the Company entered into an agreement to acquire CMC Electronics Holdings Inc. (CMC) for approximately C$391.5 million or approximately $335.0 million in cash. On March 1, 2007, the Company issued $175.0 million in 6.625% Senior Notes due March 1, 2017. The Company anticipates using the net proceeds of this offering and bank financing to fund the CMC acquisition, which is expected to close on or about March 14, 2007 upon clearance of the Hart-Scott-Rodino Act filing.

8.	On June 26, 2006, an explosion occurred at the Company’s Wallop facility, which resulted in one fatality and several minor injuries. The incident destroyed an oven complex for the production of advanced flares and significantly damaged the advanced flare facility. Although the advanced flare facility is expected to be closed for about 20 months due to the requirements of the Health Safety Executive (HSE) to review the cause of the accident, operations will continue at a portion of the facility located on the same site as the advanced flare facility. The HSE investigation will not be completed until the Coroner’s Inquest is filed possibly in September 2007. Although it is not possible to determine the results of the HSE investigation or how the Coroner will rule, management does not expect to be found in breach of the Health & Safety Act related to the accident and, accordingly, no amounts have been recorded for any potential fines that may be assessed by the HSE. The HSE will also review and approve the plans and construction of the new flare facility.

The operation is insured under a property, casualty and business interruption insurance policy. The damaged building and inventory are fully covered by insurance, and accordingly, no loss as a result of the accident has been recorded on these assets. Repairs and incremental costs related to the accident, which are fully covered by insurance, are recorded on the consolidated balance sheet as a receivable from the insurance carrier. The Company recorded business interruption insurance recoveries of $1.6 million for losses incurred during the first quarter of 2007, net of reserves on certain incremental costs which may not be covered by insurance. As the Company continues to incur losses in future periods as a result of the incident, business insurance recoveries which can be estimated and are probable of collection will be recorded in the consolidated financial statements.

9.	On December 16, 2005, the Company acquired Darchem Holdings Limited (Darchem) a manufacturer of thermally engineered components for critical aerospace applications for U.K. £68.7 million (approximately $121.7 million) including acquisition costs and an adjustment based on the amount of cash and net working capital of Darchem as of closing. Darchem holds a leading position in its niche market and fits the Company’s engineered-to-order model. Darchem is included in the Advanced Materials segment.

The following summarizes the estimated fair market value of the assets acquired and liabilities assumed at the date of acquisition. The amount allocated to goodwill is not expected to be deductible for income tax purposes.

(In thousands)

As of December 16, 2005

Current assets	$21,864
Property, plant and equipment	8,499
Intangible assets subject to amortization
Programs (18 year weighted average useful life)	46,441
Customer relationships (6 year weighted average useful life)	2,215
Patents (11 year weighted average useful life)	3,083
Other (1 year useful life)	284

52,023

Trade name	6,219
Other	171
Goodwill	60,313

Total assets acquired	149,089

Current liabilities assumed	8,499
Deferred tax liabilities	18,933

Net assets acquired	$121,657

10.	The effective income tax rate for the first fiscal quarter of 2007 was 29.1% (before a $2.1 million tax benefit) compared with 31.2% (before a $0.9 million reduction of previously estimated tax liabilities) for the prior-year period. The $2.1 million tax benefit in the first fiscal quarter of 2007 was the result of the retroactive extension of the U.S. Research and Experimentation tax credit that was signed into law on December 21, 2006. In addition, the first fiscal quarter of 2007 effective rate was favorably impacted by the extension of the U.S. Research and Experimentation tax credit through December 31, 2007. In the first fiscal quarter of 2006, the $0.9 million reduction of previously estimated tax liabilities was the result of a favorable tax audit which concluded on December 23, 2005. The effective tax rate differed from the statutory rate in the first fiscal quarters of 2007 and 2006, as both years benefited from various tax credits and certain foreign interest expense deductions.

11.	As of January 26, 2007, the Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the first fiscal quarters of 2007 and 2006 was $1.6 million and $1.3 million, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements for the first fiscal quarters of 2007 and 2006 was $0.5 million and $0.4 million, respectively. During the first fiscal quarters of 2007 and 2006, the Company issued 89,825 and 41,952 shares, respectively, under its employee stock plans.

In March 2002, the Company’s shareholders approved the establishment of an Employee Stock Purchase Plan (ESPP) under which 300,000 shares of the Company’s common stock are reserved for issuance to employees. On March 1, 2006, the Company’s shareholders authorized the issuance of an additional 150,000 shares of the Company’s common stock under the ESPP. The plan qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code. Employees are eligible to participate through payroll deductions subject to certain limitations.

At the end of each offering period, usually six months, shares are purchased by the participants at 85% of the lower of the fair market value on the first day of the offering period or the purchase date. During the first fiscal quarter of 2007, employees purchased 39,825 shares at a fair market value price of $39.87 per share, leaving a balance of 162,470 shares available for issuance in the future. As of January 26, 2007, deductions aggregating $374,057 were accrued for the purchase of shares on June 15, 2007.

The fair value of the awards under the employee stock purchase plan was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The Company uses historical data to estimate volatility of the Company’s common stock. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect at the time of grant.

	Three Months Ended
	January 26, 2007	January 27, 2006

Risk-free interest rate (U.S. Treasury zero coupon issues)	5.15%	3.20%
Expected dividend yield	—	—
Expected volatility	39.9%	30.7%
Expected life (months)	6	6

The Company also provides an equity incentive plan for officers and key employees. On March 1, 2006, the Company’s shareholders authorized the issuance of an additional 1,000,000 shares of the Company’s common stock under the equity incentive plan. At January 26, 2007, the Company had 2,536,950 shares reserved for issuance to officers and key employees, of which 786,450 shares were available to be granted in the future.

The Board of Directors authorized the Compensation Committee to administer awards granted under the equity incentive plan, including option grants, and the terms of such awards. Awards under the equity incentive plan may be granted to eligible employees of the Company over the 10-year period ending March 3, 2014. Options granted become exercisable ratably over a period of four years following the date of grant and expire on the tenth anniversary of the grant. Option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The weighted-average grant date fair value of options granted during the three-month periods ended January 26, 2007 and January 27, 2006, was $21.21 per share and $22.10 per share, respectively.

The fair value of each option granted by the Company was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The Company uses historical data to estimate volatility of the Company’s common stock and option exercise and forfeiture assumptions. The range of the expected term reflects the results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect at the time of the grant.

Three Months Ended
	January 26, 2007	January 27, 2006

Risk-free interest rate (U.S. Treasury zero coupon issues)	4.32 – 4.76%	4.53 – 4.72%
Expected dividend yield	—	—
Expected volatility	43.7 – 44.3%	45.0%
Expected life (years)	4.5 – 9.5	6.5 – 9.5

The following table summarizes the changes in outstanding options granted under the Company’s stock option plans for the three-month period ended January 26, 2007:

		Weighted Average
	Shares Subject to Option	Remaining Contractual Term (years)	Exercise Price

Outstanding, beginning of period	1,469,000		$25.80
Granted	331,500		38.91
Exercised	(50,000)		19.35
Canceled or expired	—		—

Outstanding, end of period	1,750,500	6.9	$28.47

Exercisable, end of period	957,150	5.2	$21.84

The aggregate intrinsic value of option shares outstanding and exercisable at January 26, 2007 was $17.9 million and $16.0 million, respectively.

The number of option shares vested or that are expected to vest at January 27, 2007 was 1.7 million and the aggregate intrinsic value was $17.9 million. The weighted average exercise price and weighted average remaining contractual term of option shares vested or that are expected to vest at January 27, 2007 was $28.27 and 6.81 years, respectively.

The table below presents stock activity related to stock options exercised in the periods ended January 26, 2007 and January 27, 2006:

	Three Months Ended
(In thousands)	January 26, 2007	January 27, 2006

Proceeds from stock options exercised	$967	$150
Tax benefits related to stock options exercised	384	57
Intrinsic value of stock options exercised	1,042	153

Total unrecognized compensation expense for options that have not vested as of January 26, 2007, is $9.9 million, which will be recognized over a weighted average period of 1.79 years. The total fair value of option shares vested during the period ended January 27, 2007 was $1.9 million.

The following table summarizes information for stock options outstanding at January 26, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (years)	Weighted Average Price	Shares	Weighted Average Price

$ 11.38 – 17.90	355,500	4.33	$14.97	355,500	$14.97
17.91 – 23.85	410,200	4.87	21.28	362,950	21.16
23.86 – 34.30	299,500	7.17	30.48	151,500	29.79
34.31 – 38.91	513,900	9.33	38.85	45,600	38.74
38.92 – 40.80	171,400	8.89	39.03	41,600	38.98

12.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and U.S. and non-U.S. plans maintained by Leach Holding Corporation, a wholly-owned subsidiary of the Company. Components of periodic pension cost consisted of the following:

(In thousands)	Three Months Ended
	January 26, 2007	January 27, 2006
Components of Net Periodic Pension Cost
Service cost	$979	$880
Interest cost	2,666	2,494
Expected return on plan assets	(3,531)	(3,179)
Amortization of prior service cost	4	4
Amortization of actuarial loss	47	406

Net Periodic Cost	$165	$605

13.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended
	January 26, 2007	January 27, 2006
Sales
Avionics & Controls	$75,505	$62,442
Sensors & Systems	86,191	73,470
Advanced Materials	95,548	69,753

Total Sales	$257,244	$205,665

Income from Continuing Operations
Avionics & Controls	$11,625	$9,375
Sensors & Systems	5,716	5,783
Advanced Materials	10,935	8,120

Segment Earnings	28,276	23,278

Corporate expense	(7,986)	(6,642)
Other income	10	199
Interest income	504	859
Interest expense	(5,524)	(4,505)
Loss on extinguishment of debt	—	(2,156)

	$15,280	$11,033

14.	On November 15, 2005, the $30.0 million 6.4% Senior Notes matured and were paid. Additionally, on November 15, 2005, the Company prepaid the outstanding principal amount of the $40.0 million 6.77% Senior Notes due November 15, 2008. Under the terms of the Note Purchase Agreement, the Company paid an additional $2.2 million make-whole payment, which was recorded as a loss on extinguishment of debt in the first fiscal quarter of 2006. On February 10, 2006, the Company amended its credit agreement to provide a $100.0 million term loan facility, which may be drawn in U.S. dollars, U.K. pounds or euros. In addition, the amendment provides that up to $25.0 million of the credit facility and up to $50.0 million of the letter of credit may be drawn in U.K. pounds or euros in addition to U.S. dollars. On February 10, 2006, the Company borrowed U.K. £57.0 million, or approximately $100.0 million, under the term loan facility. The Company used the proceeds from the loan as working capital for its U.K. operations and to repay a portion of its outstanding borrowings under the revolving credit facility. The principal amount of the loan is payable quarterly commencing on March 31, 2007 through the termination date of November 14, 2010, according to a payment schedule by which 1.25% of the principal amount is paid in each quarter of 2007, 2.50% in each quarter of 2008, 5.00% in each quarter of 2009 and 16.25% in each quarter of 2010. The loan accrues interest at a variable rate based on the British Bankers Association Interest Settlement Rate for deposits in U.K. pounds plus an additional margin amount that ranges from 1.13% to 0.50% depending upon the Company’s leverage ratio. As of January 26, 2007, the interest rate on the term loan was 6.0%. The Company entered into an interest rate swap agreement on the full principal amount by which the variable interest rate was exchanged for a fixed interest rate of 4.75% plus an additional margin amount determined by reference to the Company’s leverage ratio. In addition, in November 2005, the Company collateralized a $9.9 million letter of credit with an equivalent amount of cash and cash equivalents.

15.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of January 26, 2007, and October 27, 2006, and for the applicable periods ended January 26, 2007, and January 27, 2006, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Senior Subordinated Notes which include Advanced Input Devices, Inc., Amtech Automated Manufacturing Technology, Angus Electronics Co., Armtec Countermeasures Co., Armtec Defense Products Co., AVISTA, Incorporated, BVR Technologies Co., EA Technologies Corporation, Equipment Sales Co., Esterline Sensors Services Americas, Inc., Esterline Technologies Holdings Limited, H.A. Sales Co., Hauser Inc., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., Norwich Aero Products, Inc., Palomar Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., Surftech Finishes Co., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Advanced Input Devices Ltd. (U.K.), Armtec Countermeasures TNO Co., Auxitrol S.A., Auxitrol Technologies S.A.S., Darchem Engineering Limited, Darchem Holdings Ltd., Darchem Insulation Systems Limited, Esterline Acquisition Ltd. (U.K.), Esterline Foreign Sales Corporation (U.S. Virgin Islands), Esterline Input Devices Asia Ltd. (Barbados), Esterline Input Devices Ltd. (Shanghai), Esterline Sensors Services Asia PTE, Ltd. (Singapore), Esterline Technologies Denmark ApS (Denmark), Esterline Technologies Ltd. (England), Guizhou Leach-Tianyi Aviation Electrical Company Ltd. (China), Leach International Asia-Pacific Ltd. (Hong Kong), Leach International Europe S.A. (France), Leach International Germany GmbH (Germany), Leach International Mexico S. de R.L. de C.V. (Mexico), Leach International U.K. (England), Leach Italia Srl. (Italy), LRE Medical GmbH (Germany), ML Wallop Defence Systems Ltd. (U.K.), Muirhead Aerospace Ltd., Norcroft Dynamics Ltd., Pressure Systems International Ltd., TA Mfg. Limited (U.K.), Wallop Defence Systems Limited, Weston Aero Ltd. (England), and Weston Aerospace Ltd. (England). Classifications have been changed for certain amounts in prior periods to conform with the current year’s presentation. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies and have fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes.

Condensed Consolidating Balance Sheet as of January 26, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$18,988	$1,581	$27,695	$—	$48,264
Cash in escrow	4,460	—	—	—	4,460
Accounts receivable, net	321	98,521	75,297	—	174,139
Inventories	—	108,076	82,096	—	190,172
Income tax refundable	—	3,910	4,640	—	8,550
Deferred income tax benefits	27,182	4	2,798	—	29,984
Prepaid expenses	109	4,662	7,375	—	12,146
Total Current Assets	51,060	216,754	199,901	—	467,715

Property, Plant & Equipment, Net	2,260	95,280	74,111	—	171,651
Goodwill	—	195,740	175,015	—	370,755
Intangibles, Net	73	74,361	168,881	—	243,315
Debt Issuance Costs, Net	4,300	—	—	—	4,300
Deferred Income Tax Benefits	13,531	—	1,259	—	14,790
Other Assets	5,534	15,616	5,969	—	27,119
Amounts Due (To) From
Subsidiaries	253,523	—	—	(253,523)	—
Investment in Subsidiaries	760,743	230,918	—	(991,661)	—
Total Assets	$1,091,024	$828,669	$625,136	$(1,245,184)	$1,299,645

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$ 637	$ 19,218	$ 36,719	$ —	$ 56,574
Accrued liabilities	27,246	46,457	29,107	—	102,810
Credit facilities	5,000	—	3,011	—	8,011
Current maturities of long-term debt	5,584	—	1,698	—	7,282
Federal and foreign income taxes	912	2,660	144	—	3,716
Total Current Liabilities	39,379	68,335	70,679	—	178,393

Long-Term Debt, Net	279,874	—	3,446	—	283,320
Deferred Income Taxes	29,231	(21)	45,021	—	74,231
Other Liabilities	6,619	10,480	7,363	—	24,462
Amounts Due To (From) Subsidiaries	—	15,910	193,137	(209,047)	—
Minority Interest	—	—	3,318	—	3,318
Shareholders’ Equity	735,921	733,965	302,172	(1,036,137)	735,921
Total Liabilities and Shareholders’ Equity	$ 1,091,024	$ 828,669	$ 625,136	$(1,245,184)	$ 1,299,645

Condensed Consolidating Statement of Operations for the three month period ended January 26, 2007.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$ —	$ 162,089	$ 98,687	$ (3,532)	$ 257,244
Cost of Sales	—	113,235	72,972	(3,532)	182,675

	—	48,854	25,715	—	74,569
Expenses
Selling, general and administrative	—	24,469	17,906	—	42,375
Research, development and engineering	—	5,579	7,972	—	13,551

Total Expenses	—	30,048	25,878	—	55,926

Other
Other income	—	—	(10)	—	(10)
Insurance recovery	—	—	(1,647)	—	(1,647)

Total Other	—	—	(1,657)	—	(1,657)

Operating Earnings	—	18,806	1,494	—	20,300

Interest income	(5,153)	(1,177)	(463)	6,289	(504)
Interest expense	5,316	3,648	2,849	(6,289)	5,524

Other Expense, Net	163	2,471	2,386	—	5,020

Income (Loss) Before Taxes	(163)	16,335	(892)	—	15,280
Income Tax Expense (Benefit)	(47)	2,939	(507)		2,385

Income (Loss) Before Minority Interest	(116)	13,396	(385)		12,895
Minority Interest	—	—	(94)	—	(94)

Income (Loss)	(116)	13,396	(479)	—	12,801

Equity in Net Income of Consolidated Subsidiaries	12,917	1,267	—	(14,184)	—

Net Income (Loss)	$ 12,801	$ 14,663	$ (479)	$ (14,184)	$ 12,801

Condensed Consolidating Statement of Cash Flows for the three month period ended January 26, 2007.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$ 12,801	$ 14,663	$ (479)	$ (14,184)	$ 12,801
Minority interest	—	—	94	—	94
Depreciation & amortization	—	5,997	5,355	—	11,352
Deferred income taxes	71	—	(554)	—	(483)
Share-based compensation	—	931	664	—	1,595
Working capital changes, net of effect of acquisitions
Accounts receivable	(20)	7,063	12,386	—	19,429
Inventories	—	(212)	(2,844)	—	(3,056)
Prepaid expenses	55	(182)	(2,323)	—	(2,450)
Accounts payable	(88)	(1,460)	(5,078)	—	(6,626)
Accrued liabilities	(3,980)	(10,998)	(4,799)	—	(19,777)
Federal & foreign income taxes	(1,879)	2,072	(1,692)	—	(1,499)
Other liabilities	248	482	1	—	731
Other, net	(837)	(295)	(1,220)	—	(2,352)

	6,371	18,061	(489)	(14,184)	9,759

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(85)	(4,480)	(2,819)	—	(7,384)
Proceeds from sale of capital assets	—	224	301	—	525

	(85)	(4,256)	(2,518)	—	(6,859)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	2,318	—	—	—	2,318
Excess tax benefits from stock options exercised	302	—	—	—	302
Dividends paid to minority interest	—	—	(354)	—	(354)
Net change in credit facilities	—	—	(107)	—	(107)
Repayment of long-term debt	1	—	(312)	—	(311)
Net change in intercompany financing	(4,262)	(14,894)	4,972	14,184	—

	(1,641)	(14,894)	4,199	14,184	1,848

Effect of foreign exchange rates on cash	—	(2)	880	—	878

Net increase (decrease) in cash and cash equivalents	4,645	(1,091)	2,072	—	5,626
Cash and cash equivalents – beginning of year	14,343	2,672	25,623	—	42,638

Cash and cash equivalents – end of year	$ 18,988	$ 1,581	$ 27,695	$ —	$ 48,264

Condensed Consolidating Balance Sheet as of October 27, 2006.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$ 14,343	$ 2,672	$ 25,623	$ —	$ 42,638
Cash in escrow	4,409	—	—	—	4,409
Accounts receivable, net	301	105,584	85,852	—	191,737
Inventories	—	107,864	77,982	—	185,846
Income tax refundable	—	3,394	2,837	—	6,231
Deferred income tax benefits	25,227	5	2,700	—	27,932
Prepaid expenses	164	4,480	4,901	—	9,545
Total Current Assets	44,444	223,999	199,895	—	468,338

Property, Plant & Equipment, Net	2,324	95,070	73,048	—	170,442
Goodwill	—	195,474	170,681	—	366,155
Intangibles, Net	73	75,928	165,656	—	241,657
Debt Issuance Costs, Net	4,469	—	—	—	4,469
Deferred Income Tax Benefits	13,531	—	1,259	—	14,790
Other Assets	3,536	15,344	5,720	—	24,600
Amounts Due To (From) Subsidiaries	247,685	—	—	(247,685)	—
Investment in Subsidiaries	747,826	229,650	—	(977,476)	—
Total Assets	$ 1,063,888	$ 835,465	$ 616,259	$ (1,225,161)	$ 1,290,451

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$ 725	$ 20,678	$ 41,290	$ —	$ 62,693
Accrued liabilities	30,651	57,455	33,313	—	121,419
Credit facilities	5,000	—	3,075	—	8,075
Current maturities of long-term debt	4,054	—	1,484	—	5,538
Federal and foreign income taxes	2,791	72	11	—	2,874
Total Current Liabilities	43,221	78,205	79,173	—	200,599

Long-Term Debt, Net	278,365	—	3,942	—	282,307
Deferred Income Taxes	27,942	(20)	44,427	—	72,349
Other Liabilities	6,371	9,998	7,260	—	23,629
Amounts Due To (From) Subsidiaries	—	28,228	187,381	(215,609)	—
Minority Interest	—	—	3,578	—	3,578
Shareholders’ Equity	707,989	719,054	290,498	(1,009,552)	707,989
Total Liabilities and Shareholders’ Equity	$ 1,063,888	$ 835,465	$ 616,259	$ (1,225,161)	$ 1,290,451

Condensed Consolidating Statement of Operations for the three month period ended January 27, 2006.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$ —	$ 143,396	$ 67,268	$ (4,999)	$ 205,665
Cost of Sales	—	99,238	48,567	(4,999)	142,806

	—	44,158	18,701	—	62,859
Expenses
Selling, general and administrative	—	23,859	12,031	—	35,890
Research, development and engineering	—	5,102	5,231	—	10,333

Total Expenses	—	28,961	17,262	—	46,223

Other
Other income	—	273	(472)	—	(199)

Total Other	—	273	(472)	—	(199)

Operating Earnings	—	14,924	1,911	—	16,835

Interest income	(4,200)	(1,062)	(475)	4,878	(859)
Interest expense	4,408	2,818	2,157	(4,878)	4,505
Loss on extinguishment of debt	2,156	—	—	—	2,156

Other Expense, Net	2,364	1,756	1,682	—	5,802

Income (Loss) Before Taxes	(2,364)	13,168	229	—	11,033
Income Tax Expense (Benefit)	(664)	4,045	(825)	—	2,556

Income (Loss)
Before Minority Interest	(1,700)	9,123	1,054	—	8,477
Minority Interest	—	—	(113)	—	(113)

Income (Loss)	(1,700)	9,123	941	—	8,364

Equity in Net Income of Consolidated Subsidiaries	10,064	2,064	—	(12,128)	—

Net Income (Loss)	$ 8,364	$ 11,187	$ 941	$ (12,128)	$ 8,364

Condensed Consolidating Statement of Cash Flows for the three month period ended January 27, 2006.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$ 8,364	$ 11,187	$ 941	$ (12,128)	$ 8,364
Minority interest	—	—	113	—	113
Depreciation & amortization	—	6,316	3,266	—	9,582
Deferred income taxes	1,569	94	(561)	—	1,102
Share-based compensation	—	943	391	—	1,334
Gain on sale of short-term investments	(610)	—	—	—	(610)
Working capital changes, net of effect of acquisitions
Accounts receivable	128	14,685	(1,160)	—	13,653
Inventories	—	(5,699)	(2,179)	—	(7,878)
Prepaid expenses	(82)	(261)	(663)	—	(1,006)
Accounts payable	441	(810)	842	—	473
Accrued liabilities	(10,420)	(8,970)	(4,538)	—	(23,928)
Federal & foreign income taxes	1,028	2	(3,037)	—	(2,007)
Other liabilities	543	33	(33)	—	543
Other, net	(79)	(835)	654	—	(260)

	882	16,685	(5,964)	(12,128)	(525)

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(57)	(4,232)	(2,727)	—	(7,016)
Proceeds from sale of capital assets	—	386	44	—	430
Proceeds from sale of short-term investments	63,266	—	—		63,266
Acquisitions of businesses, net	—	(123,878)	(1,406)	—	(125,284)

	63,209	(127,724)	(4,089)	—	(68,604)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	1,101	—	—	—	1,101
Excess tax benefits from stock option exercises	38	—	—	—	38
Net change in credit facilities	80,000	—	1,800	—	81,800
Repayment of long-term debt	(70,000)	(1)	(207)	—	(70,208)
Net change in intercompany financing	(132,464)	114,500	5,836	12,128	—

	(121,325)	114,499	7,429	12,128	12,731

Effect of foreign exchange rates on cash	(94)	(7)	(171)	—	(272)

Net increase (decrease) in cash and cash equivalents	(57,328)	3,453	(2,795)	—	(56,670)
Cash and cash equivalents – beginning of year	75,364	2,154	40,786	—	118,304

Cash and cash equivalents – end of year	$ 18,036	$ 5,607	$ 37,991	$ —	$ 61,634

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

Our current business and strategic plan focuses on the continued development of our products in three key technologies: avionics and controls, sensors and systems and specialized high-performance elastomers and other complex materials, principally for aerospace and defense markets. We are concentrating our efforts to expand our capabilities in these markets and anticipate the global needs of our customers and respond to such needs with comprehensive solutions. These efforts focus on continuous research and new product development, acquisitions and establishing strategic realignments of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering. On January 31, 2007, we entered into an agreement to acquire CMC Electronics Holdings, Inc. for C$391.5 million or approximately $335.0 million in cash. CMC is a manufacturer of high technology avionics including global positioning systems, head-up displays, enhanced vision systems and electronic flight management systems. The acquisition is expected to close on or about March 14, 2007 upon clearance under the Hart-Scott-Rodino Act filing. We acquired Wallop Defence Systems Limited (Wallop) and FR Countermeasures on March 24, 2006 and December 23, 2005, respectively, from Cobham plc. Wallop and FR Countermeasures are manufacturers of military pyrotechnic countermeasure devices. We paid approximately $65.0 million for both companies, including acquisition costs and an adjustment based on the amount of indebtedness and net working capital as of closing. In addition, we may pay an additional purchase price of up to U.K. £10.0 million, or approximately $19.0 million, depending on the achievement of certain objectives. The acquisitions strengthen our international and U.S. position in countermeasure devices. Wallop and FR Countermeasures are included in our Advanced Materials segment. On December 16, 2005, we acquired all of the outstanding capital stock of Darchem Holdings Limited (Darchem), a manufacturer of thermally engineered components for critical aerospace applications for U.K. £68.7 million (approximately $121.7 million) including acquisition costs and an adjustment based on the amount of cash and net working capital of Darchem as of closing.

Darchem holds a leading position in its niche market and fits our engineered-to-order model and is included in our Advanced Materials segment.

Net income was $12.8 million or $.49 per diluted share, compared with $8.4 million or $.32 per diluted share in the prior-year period, principally reflecting mixed results in Sensors & Systems and increased earnings in Avionics & Controls and Advanced Materials. Income tax expense included a $2.1 million tax benefit as a result of the retroactive extension of the U.S. Research and Experimentation tax credit in the first fiscal quarter of 2007. In the first fiscal quarter of 2006, non-operating expense included a $1.4 million, net of tax, make-whole payment arising from the $40.0 million prepayment of our 6.77% Senior Notes. Additionally, income tax expense included a $0.9 million reduction of previously estimated tax liabilities as a result of a tax audit.

Results of Operations

Three Month Period Ended January 26, 2007 Compared with Three Month Period Ended January 27, 2006

Sales for the first fiscal quarter increased 25.1% when compared with the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Three Months Ended
		January 26, 2007	January 27, 2006

Avionics & Controls	20.9%	$75,505	$62,442
Sensors & Systems	17.3%	86,191	73,470
Advanced Materials	37.0%	95,548	69,753

Total Net Sales		$257,244	$205,665

The 20.9% increase in sales of Avionics & Controls was principally due to increased sales volumes of cockpit controls and medical equipment devices from new OEM programs. Our future sales of cockpit control displays to the Chinese market ($3.4 million and $2.4 million in the first fiscal quarter of 2007 and 2006, respectively), may be precluded by a proposed Bureau of Industry and Security rule.

The 17.3% increase in sales of Sensors & Systems mainly reflected increased temperature sensor after-market sales and strong sales of electrical power switching devices from new OEM programs. Sales in the first fiscal quarter of 2007 reflected a stronger U.K. pound and euro relative to the U.S. dollar, as the average exchange rate from the U.K. pound and euro to the U.S. dollar increased from 1.74 and 1.19, respectively, in the first fiscal quarter of 2006 to 1.94 to 1.30, respectively, in the first fiscal quarter of 2007.

The 37.0% increase in sales of Advanced Materials principally reflected incremental sales from the acquisitions of Wallop and Darchem and higher sales of countermeasure devices. Additionally, sales at our elastomer operations increased over the prior-year period, reflecting increased demand from aerospace and defense customers.

Overall, gross margin as a percentage of sales was 29.0%, as compared to 30.6% in same period a year ago. Avionics & Controls segment gross margin was 35.3% and 35.8% for the first fiscal quarter of 2007 and 2006, respectively, reflecting pricing pressures on certain medical equipment devices and cockpit control products and a shift toward products with a higher material content and lower margin. These decreases were partially offset by increased sales of high margin panels to the Chinese market.

Sensors & Systems segment gross margin was 29.7% and 32.3% for the first quarter of fiscal 2007 and 2006, respectively. The decrease in gross margin was principally due to a contract overrun at a small unit which manufactures precision gears and data concentrators. In addition, gross margin at our U.S. manufacturer of electrical power switching devices declined due to higher material and labor costs principally driven by quality issues on vendor supplied material. Gross margin at our pressure and temperature operations improved over the prior year reflecting higher after-market sales. Additionally, in the prior-year period, Sensors & Systems absorbed the impact of the move of our sensor indicator operation to a new facility and incurred excess cost of sales due to the production ramp up on the industrial sensors for a relatively new program. Gross margins were impacted by the effect of a weaker U.S. dollar compared with the U.K. pound and euro on U.S. dollar-denominated sales and U.K. pound and euro-denominated cost of sales.

Advanced Materials segment gross margin was 23.3% and 24.0% for the first quarter of fiscal 2007 and 2006, respectively. The decrease in Advanced Materials gross margin reflected the continued shut-down of our advanced flares operation at Wallop as a result of the explosion, as explained above, and start-up costs at our FR Countermeasures unit acquired in December 2005. These decreases in gross margin were partially offset by improved gross margin at Darchem due to prior-year impact of the shipment of acquired inventories, which were valued at fair market value at acquisition. In addition, gross margins at our U.S. flare operations improved reflecting higher operating efficiencies at our Arkansas flare countermeasure operation.

Selling, general and administrative expenses (which include corporate expenses) totaled $42.4 million and $35.9 million for the first fiscal quarter of 2007 and 2006, respectively, or 16.5% of sales for the first fiscal quarter of 2007 compared with 17.5% for the prior-year period. The increase in the amount of selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses from the Wallop, FR Countermeasures and Darchem acquisitions. Additionally, the increase in corporate expense principally reflected an adjustment to rent expense and the cost of an option to buy Canadian dollars to cover a portion of the purchase price of CMC.

Research, development and engineering spending was $13.6 million, or 5.3% of sales, for the first fiscal quarter of 2007 compared with $10.3 million, or 5.0% of sales, for the first fiscal quarter of 2006. The increase in research, development and engineering principally reflected spending on new programs, including the A400M primary power distribution assembly, TP400 engine sensors, 787 overhead panel control and 787 environmental control programs. Research, development and engineering spending is expected to return to more historical levels during the second half of fiscal 2007.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first fiscal quarter of 2007 totaled $28.3 million compared with $23.3 million for the first fiscal quarter in 2006. Avionics & Controls segment earnings were $11.6 million in the first fiscal quarter of 2007 and $9.4 million in the first quarter of 2006, principally reflecting strong earnings from our cockpit control and medical equipment devices operations.

Sensors & Systems segment earnings were $5.7 million for the first fiscal quarter of 2007 compared with $5.8 million for the first fiscal quarter of 2006. The decrease in Sensors & Systems earnings reflected mixed results. Results included a charge for the contract overrun described above and lower earnings at our U.S. electrical power switching devices operations, which were partially offset by a reimbursement of research, development and engineering expense negotiated with a customer during the first fiscal quarter of 2007. Operating earnings at our non-U.S. electrical power switching devices operations reflected improved results from increased sales from new OEM programs, which was offset by higher research, development and engineering expenses on the A400M program. The improved results at our pressure and temperature operations reflected higher after-market sales and an increased government subsidy for research and development expenses.

Advanced Materials segment earnings were $10.9 million for the first fiscal quarter of 2007 compared with $8.1 million for the first fiscal quarter of 2006 principally reflecting incremental earnings from the Darchem acquisition and improved earnings from our elastomer and Arkansas countermeasure flare operations. Earnings were impacted by start-up costs at our FR Countermeasures unit and low sales at our Wallop operations. Advanced Materials earnings included $1.6 million in business interruption insurance recoveries, net of reserves on certain incremental costs which may not be covered by insurance. The loss related to an explosion which occurred at our Wallop advanced flare facility on June 27, 2006, and resulted in one fatality and several minor injuries. Although the advanced flare facility is expected to be closed for about 20 months due to the requirements of the Health Safety Executive (HSE) to review the cause of the accident, operations will continue at a portion of our facility located on the same site as the advanced flare facility. The HSE investigation will not be completed until the Coroner’s Inquest is filed possibly in September 2007. Although it is not possible to determine the results of the HSE investigation or how the Coroner will rule, management does not expect to be found in breach of the Health & Safety Act related to the accident and, accordingly, no amounts have been recorded for any potential fines that may be assessed by the HSE. The HSE will also review and approve the plans and construction of the new flare facility. The operation is insured under a property, casualty and business interruption insurance policy. The damaged building and inventory is fully covered by insurance, and, accordingly, no loss as a result of the accident has been recorded related to these assets.

Interest expense for the first fiscal quarter of 2007 was $5.5 million compared with $4.5 million for the first fiscal quarter of 2006, reflecting increased borrowings to finance acquisitions and working capital requirements.

During the first fiscal quarter of 2006, we prepaid the $40.0 million 6.77% Senior Notes due November 15, 2008 and incurred a $2.2 million make-whole payment, which was recorded as a loss on extinguishment of debt.

The effective income tax rate for the first fiscal quarter of 2007 was 29.1% (before a $2.1 million tax benefit) compared with 31.2% (before a $0.9 million reduction of previously estimated tax liabilities) for the prior-year period. The $2.1 million tax benefit in the first fiscal quarter of 2007 was the result of the retroactive extension of the U.S. Research and Experimentation tax credit that was signed into law on December 21, 2006. In addition, the first fiscal quarter of 2007 effective tax rate was favorably impacted by the extension of the U.S. Research and Experimentation tax credit through December 31, 2007. In the first fiscal quarter of 2006, the $0.9 million reduction of previously estimated tax liabilities was the result of a favorable tax audit which concluded on December 23, 2005. The effective tax rate differed from the statutory rate in the first fiscal quarters of 2007 and 2006, as both years benefited from various tax credits and certain foreign interest expense deductions.

New orders for the first fiscal quarter of 2007 were $260.2 million compared with $269.0 million for the same period in 2006, a decrease of 3.3%. The decrease in orders reflects the acquisition of Darchem and Wallop in fiscal 2006. Backlog was $656.5 million compared with $546.2 million at the end of the prior-year period and $653.5 million at the end of fiscal 2006.

Liquidity and Capital Resources

Cash and cash equivalents at January 26, 2007 totaled $48.3 million, an increase of $5.6 million from October 27, 2006. Net working capital increased to $289.3 million at January 26, 2007 from $267.7 million at October 27, 2006. Sources and uses of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $9.8 million in the first quarter of fiscal 2007. Cash flows used by operating activities were $0.5 million in the prior-year period. The increase principally reflected higher net earnings, increased cash received from the sale of our products, lower purchases of inventories and decreased payments for incentive compensation which are paid annually. These increases were partially offset by an increased pension contribution to our U.S. pension plan maintained by Leach in the first quarter of 2007.

Cash flows used by investing activities were $6.9 million and $68.6 million in the first fiscal quarter of 2007 and 2006, respectively. The decrease in cash used for investing activities mainly reflected cash paid for acquisitions of businesses, partially offset by the proceeds from the sale of short-term investments in the prior-year period.

Cash flows provided by financing activities were $1.8 million and $12.7 million in the first fiscal quarter of 2007 and 2006, respectively. The decrease in cash provided by financing activities reflected an $81.8 million net increase in credit facilities, partially offset by the repayment of our $30.0 million 6.4% Senior Notes in accordance with terms and the $40.0 million prepayment of our 6.77% Senior Notes in the first fiscal quarter of 2006.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $27.5 million during fiscal 2007, compared with $26.5 million expended in fiscal 2006. Capital expenditures for the first fiscal quarter of 2007 totaled $7.4 million, primarily for machinery and equipment and enhancements to information systems.

Total debt at January 26, 2007 was $298.6 million and consisted of $173.8 million of Senior Subordinated Notes, $111.7 million under our GBP Term Loan, and $13.1 million of various foreign currency debt agreements and other debt agreements, including capital lease obligations. The Senior Subordinated Notes are due June 15, 2013 at an interest rate of 7.75%. In September 2003, we entered into an interest rate swap agreement on $75.0 million of our Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed rate for a variable interest rate on $75.0 million of the $175.0 million principal amount outstanding. On November 15, 2005, the $30.0 million 6.4% Senior Notes matured and were paid. Additionally, on November 15, 2005, we prepaid the outstanding principal amount of $40.0 million of our 6.77% Senior Notes due November 15, 2008. Under the terms of the Note Purchase Agreement, we paid an additional $2.2 million make-whole payment, which was recorded as a loss on extinguishment of debt in the first quarter of fiscal 2006. On February 10, 2006, we amended our credit agreement to provide a $100.0 million term loan facility, which may be drawn in U.S. dollars, U.K. pounds or euros. In addition, the amendment provides that up to $25.0 million of the credit facility and up to $50.0 million of the letter of credit may be drawn in U.K. pounds or euros in addition to U.S. dollars. On February 10, 2006 we borrowed U.K. £57.0 million, or approximately $100.0 million, under the term loan facility. We used the proceeds from the loan as working capital for our U.K. operations and to repay a portion of our outstanding borrowings under our revolving credit facility. The principal amount of the loan is payable quarterly commencing on March 31, 2007 through the termination date of November 14, 2010 according to a payment schedule by which 1.25% of the principal amount is paid in each quarter of 2007, 2.50% in each quarter of 2008, 5.00% in each quarter of 2009 and 16.25% in each quarter of 2010. The loan accrues interest at a variable rate based on the British Bankers Association Interest Settlement Rate for deposits in U.K. pounds plus an additional margin amount that ranges from 1.13% to 0.50% depending upon our leverage ratio. At January 26, 2007, the interest rate on the term loan was 6.0%. We also entered into an interest rate swap agreement on the full principal amount of the term loan, exchanging the variable interest rate for a fixed interest rate of 4.75% plus an additional margin amount determined by reference to the Company’s leverage ratio. In addition, in November 2005, we collateralized a $9.9 million letter of credit with an equivalent amount of cash and cash equivalents.

On January 31, 2007, we entered into an agreement to acquire CMC Electronics Holdings Inc. (CMC) for approximately C$391.5 million or approximately $335.0 million in cash. On March 1, 2007, we issued $175.0 million in 6.625% Senior Notes due March 1, 2017. We anticipate using the net proceeds of this offering and bank financing to fund the CMC acquisition, which is expected to close on or about March 14, 2007 upon clearance of our Hart-Scott-Rodino Act filing.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through fiscal 2007. In addition, we believe that we have adequate access to capital markets to fund future acquisitions.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in “Forward Looking Statements and Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 27, 2006, that may cause our or the industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

Item 4.        Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 26, 2007. Based upon that evaluation, they concluded as of January 26, 2007 that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of January 26, 2007 that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 6.         Exhibits

10.15	Esterline Technologies Corporation Supplemental Retirement Income Plan. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.19f	Memorandum from Esterline Technologies Corporation to Brad Lawrence dated December 11, 2006. (Incorporated by reference to Exhibit 10.19f to the Company’s Current Report on Form 8-K dated January 22, 2007 [Commission File Number 1-6357].)

10.42	Esterline Technologies Corporation Fiscal Year 2007 Annual Incentive Plan. (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.45†	Share Purchase Agreement dated as of January 31, 2007 among Esterline Technologies Corporation, ONCAP L.P., ONCAP (Cayman) L.P., Onex Corporation, CMC Electronics Holdings Inc., and CMC’s other shareholders and subsidiaries.

10.46	Purchase Agreement dated as of February 22, 2007 among Esterline Technologies Corporation, Wachovia Securities, Banc of America Securities LLC, KeyBanc Capital Markets, a division of McDonald Investments Inc., and Well Fargo Securities, LLC, relating to the Company’s 6 5/8% Senior Notes due 2017.

11	Schedule setting forth computation of basic and diluted earnings per common share for the three month periods ended January 26, 2007 and January 27, 2006.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: March 7, 2007	By:	/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer)