Form 10-Q
period 2007-04-27
ESTERLINE TECHNOLOGIES CORP
filed 2007-06-05
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 2007

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

Yes                                                       No              X

As of June 1, 2007, 25,628,440 shares of the issuer’s common stock were outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.           Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of April 27, 2007 and October 27, 2006

(In thousands, except share amounts)

	April 27, 2007	October 27, 2006
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$60,662	$42,638
Cash in escrow	1,275	4,409
Accounts receivable, net of allowances of $5,211 and $4,338	238,878	191,737
Inventories
Raw materials and purchased parts	109,174	89,480
Work in process	87,129	66,333
Finished goods	45,367	30,033

	241,670	185,846

Income tax refundable	14,391	6,231
Deferred income tax benefits	31,183	27,932
Prepaid expenses	13,366	9,545

Total Current Assets	601,425	468,338

Property, Plant and Equipment	398,535	339,391
Accumulated depreciation	184,695	168,949

	213,840	170,442

Other Non-Current Assets
Goodwill	583,054	366,155
Intangibles, net	374,315	241,657
Debt issuance costs, net of accumulated amortization of $3,808 and $3,204	10,418	5,297
Deferred income tax benefits	13,465	14,790
Other assets	29,114	23,772

	$1,825,631	$1,290,451

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of April 27, 2007 and October 27, 2006

(In thousands, except share amounts)

	April 27, 2007	October 27, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$79,824	$62,693
Accrued liabilities	168,311	121,419
Credit facilities	49,573	8,075
Current maturities of long-term debt	8,760	5,538
Federal and foreign income taxes	8,220	2,874

Total Current Liabilities	314,688	200,599

Long-Term Liabilities
Long-term debt, net of current maturities	559,061	282,307
Deferred income taxes	115,708	72,349
Other liabilities	43,956	23,629

Commitments and Contingencies	—	—

Minority Interest	3,283	3,578

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 25,609,440 and 25,489,651 shares	5,122	5,098
Additional paid-in capital	276,889	270,074
Retained earnings	433,546	400,985
Accumulated other comprehensive income	73,378	31,832

Total Shareholders’ Equity	788,935	707,989

	$1,825,631	$1,290,451

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Six Month Periods Ended April 27, 2007 and April 28, 2006

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 27, 2007	April 28, 2006	April 27, 2007	April 28, 2006

Net Sales	$ 312,280	$ 247,939	$ 569,524	$ 453,604
Cost of Sales	213,418	167,200	396,093	310,006

	98,862	80,739	173,431	143,598
Expenses
Selling, general & administrative	50,401	40,973	92,776	76,863
Research, development & engineering	19,082	12,939	32,633	23,272

Total Expenses	69,483	53,912	125,409	100,135

Other
Other (income) expense	27	(263)	17	(462)
Insurance recovery	(2,810)	—	(4,457)	—

Total Other	(2,783)	(263)	(4,440)	(462)

Operating Earnings	32,162	27,090	52,462	43,925

Interest income	(785)	(998)	(1,289)	(1,857)
Interest expense	8,728	5,790	14,252	10,295
Loss on extinguishment of debt	—	—	—	2,156

Other Expense, Net	7,943	4,792	12,963	10,594

Income Before Income Taxes	24,219	22,298	39,499	33,331
Income Tax Expense	4,494	4,307	6,879	6,863

Income Before Minority Interest	19,725	17,991	32,620	26,468
Minority Interest	35	(332)	(59)	(445)

Net Earnings	$19,760	$17,659	$32,561	$26,023

Earnings Per Share:
Basic	$.77	$.70	$1.27	$1.03
Diluted	$.76	$.68	$1.25	$1.01

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Month Periods Ended April 27, 2007 and April 28, 2006

(Unaudited)

(In thousands)

	Six Months Ended
	April 27, 2007	April 28, 2006

Cash Flows Provided (Used) by Operating Activities
Net earnings	$32,561	$26,023
Minority interest	59	445
Depreciation and amortization	24,667	19,838
Deferred income taxes	(2,181)	585
Stock-based compensation	3,307	2,649
Gain on sale of short-term investments	—	(610)
Working capital changes, net of effect of acquisitions Accounts receivable	4,939	919
Inventories	(6,241)	(22,089)
Prepaid expenses	(1,644)	(2,108)
Accounts payable	659	6,354
Accrued liabilities	(1,919)	(9,692)
Federal and foreign income taxes	7,735	(5,224)
Other liabilities	345	1,115
Other, net	(5,391)	(735)

	56,896	17,470

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(14,596)	(12,392)
Proceeds from sale of capital assets	514	458
Proceeds from sale of short-term investments	—	63,266
Acquisitions of businesses, net of cash acquired	(337,663)	(189,667)

	(351,745)	(138,335)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Month Periods Ended April 27, 2007 and April 28, 2006

(Unaudited)

(In thousands)

	Six Months Ended
	April 27, 2007	April 28, 2006

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	$3,144	$2,351
Excess tax benefits from stock option exercises	388	359
Debt and other issuance costs	(5,725)	—
Dividends paid to minority interest	(354)	—
Net change in credit facilities	41,238	16,188
Proceeds from issuance of long-term debt	275,000	100,000
Repayment of long-term obligations	(2,082)	(70,556)

	311,609	48,342

Effect of Foreign Exchange Rates on Cash	1,264	475

Net Increase (Decrease) in Cash and Cash Equivalents	18,024	(72,048)

Cash and Cash Equivalents – Beginning of Period	42,638	118,304

Cash and Cash Equivalents – End of Period	$60,662	$46,256

Supplemental Cash Flow Information
Cash Paid for Interest	$10,827	$11,635
Cash Paid for Taxes	920	3,655

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended April 27, 2007 and April 28, 2006

1.	The consolidated balance sheet as of April 27, 2007, the consolidated statement of operations for the three and six month periods ended April 27, 2007 and April 28, 2006, and the consolidated statement of cash flows for the six month periods ended April 27, 2007 and April 28, 2006 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2006 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because the exercise price was greater than the closing price for the second fiscal quarter in 2007 and 2006 were 541,230 and 344,031, respectively. The weighted average number of shares outstanding used to compute basic earnings per share was 25,590,000 and 25,385,000 for the three month periods ended April 27, 2007 and April 28, 2006, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 25,997,000 and 25,817,000 for the three month periods ended April 27, 2007 and April 28, 2006, respectively. The weighted average number of shares outstanding used to compute basic earnings per share was 25,560,000 and 25,361,000 for the six month periods ended April 27, 2007, and April 28, 2006, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 25,964,000 and 25,780,000 for the six month periods ended April 27, 2007 and April 28, 2006, respectively.

5.	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (Statement No. 159). Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement No. 159 is effective for the Company’s fiscal year ended October 30, 2009. The Company is currently evaluating the impact of Statement No. 159 on the Company’s consolidated financial statements.

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

6.	The Company’s comprehensive income is as follows:

(In thousands)	Three Months Ended		Six Months Ended
	April 27, 2007	April 28, 2006	April 27, 2007	April 28, 2006

Net Earnings	$19,760	$17,659	$32,561	$26,023
Change in Fair Value of Derivative Financial Instruments, Net of Tax	725	1,255	1,706	831
Minimum Pension Liability,
Net of Tax	—	(3,682)	—	(3,682)
Foreign Currency Translation Adj.	29,905	12,113	39,840	12,439

Comprehensive Income	$50,390	$27,345	$74,107	$35,611

7.	On March 14, 2007, the Company acquired all of the outstanding capital stock of CMC Electronics Inc. (CMC), a leading aerospace/defense avionics company, for approximately $337.6 million in cash, including acquisition costs. The acquisition significantly expands the scale of Esterline’s existing Avionics & Controls business. CMC Electronics is included in the Avionics & Controls segment and the results of its operations were included from the effective date of the acquisition.

The following summarizes the estimated fair market value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based upon a preliminary independent valuation report. The Company has not finalized the allocation of the purchase price to tangible and intangible assets and acquired net operating losses, unused tax credits and tax basis of acquired assets and liabilities. The amount allocated to goodwill is not expected to be deductible for income tax purposes.

(In thousands)

As of March 14, 2007

Current assets	$98,380
Property, plant and equipment	38,846
Intangible assets subject to amortization
Programs (18 year weighted average useful life)	124,783
Goodwill	195,446

Total assets acquired	457,455

Current liabilities assumed	61,122
Deferred tax liabilities	40,206
Pension and other liabilities	18,481

Net assets acquired	$337,646

Pro Forma Financial Information

The following pro forma financial information shows the results of continuing operations for the three and six months ended April 27, 2007 and April 28, 2006, respectively, as though the acquisition of CMC had occurred at the beginning of each respective fiscal year. The pro forma financial information includes, where applicable, adjustments for: (i) the amortization of acquired intangible assets, (ii) additional interest expense on acquisition related borrowings and (iii) the income tax effect on the pro forma adjustments, using a statutory tax rate 32.0%. The pro forma adjustments related to the acquisition of CMC are based on a preliminary purchase price allocation. Differences between the preliminary and final purchase price allocation could have an impact on the pro forma financial information presented and such impact could be material. The pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future.

(In thousands)	Three Months Ended		Six Months Ended
	April 27, 2007	April 28, 2006	April 27, 2007	April 28, 2006

Pro forma net sales	$354,503	$300,732	$655,498	$554,890
Pro forma net income	$15,204	$18,835	$30,019	$22,948

Basic earnings per share as reported	$.77	$.70	$1.27	$1.03
Pro forma basic earnings per share	$.59	$.74	$1.17	$.90

Diluted earnings per share as reported	$.76	$.68	$1.25	$1.01
Pro forma diluted earnings per share	$.58	$.73	$1.16	$.89

8.	The Company acquired Wallop Defence Systems Limited (Wallop) and FR Countermeasures from Cobham plc on March 24, 2006 and December 23, 2005, respectively. Wallop and FR Countermeasures, manufacturers of military pyrotechnic countermeasure devices, strengthen the Company’s international and U. S. position in countermeasure devices. The Company paid $65.0 million for both companies, including acquisition costs and an adjustment based on the amount of indebtedness and net working capital as of closing. The Company assumed a $4.2 million obligation at FR Countermeasures. In addition, the Company may pay an additional purchase price up to U.K. £10.0 million, or approximately $19.0 million, depending on the achievement of certain objectives. At the time of the acquisition of Wallop, the Company and the seller agreed that some environmental remedial activities may need to be carried out, and these activities are currently on-going. Under the terms of the Stock Purchase Agreement, a portion of the costs of any environmental remedial activities will be reimbursed by the seller if the cost is incurred within five years of the consummation of the acquisition. Wallop and FR Countermeasures are included in the Advanced Materials segment.

The following summarizes the estimated fair market value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based upon an independent valuation report. The amount allocated to goodwill is not currently deductible for income tax purposes.

(In thousands)
As of March 24, 2006 (Wallop) and December 23, 2005 (FR Countermeasures)

Current assets	$11,479
Property, plant and equipment	20,963
Intangible assets subject to amortization
Programs (17 year weighted average useful life)	21,793

Goodwill	28,948
Deferred income tax benefit	2,151

Total assets acquired	85,334

Debt assumed	4,212
Current liabilities assumed	9,180
Deferred tax liabilities	6,909

Net assets acquired	$65,033

On June 26, 2006, an explosion occurred at Wallop, which resulted in one fatality and several minor injuries. The incident destroyed an oven complex for the production of advanced flares and significantly damaged a portion of the facility. Although this facility is expected to be closed for more than two years due to the requirements of the Health Safety Executive (HSE) to review the cause of the accident, normal operations will continue at unaffected portions of the facility. The HSE investigation will not be completed until a Coroner’s Inquest is filed, possibly in 2007. Although it is not possible to determine the results of the HSE investigation or how the Coroner will rule, management does not expect to be found in breach of the Health & Safety Act related to the accident and, accordingly, no amounts have been recorded for any potential fines that may be assessed by the HSE. The HSE will also review and approve the plans for repairing or rebuilding the damaged facility.

The operation is insured under a property, casualty and business interruption insurance policy. The damaged building and inventory are fully covered by insurance, and accordingly, no loss as a result of the accident has been recorded on these assets. Repairs and incremental costs related to the accident, which are fully covered by insurance, are recorded on the consolidated balance sheet as a receivable from the insurance carrier. The Company recorded business interruption insurance recoveries of $4.5 million for losses incurred during the first six months of fiscal 2007, net of reserves on certain incremental costs which may not be covered by insurance. As the Company continues to incur losses in future periods as a result of the incident, business insurance recoveries which can be estimated and are probable of collection will be recorded in the consolidated financial statements.

9.	On December 16, 2005, the Company acquired all of the outstanding capital stock of Darchem Holdings Limited (Darchem), a manufacturer of thermally engineered components for critical aerospace applications for U.K. £68.7 million in cash (approximately $121.7 million including acquisition costs and an adjustment based on the amount of cash and net working capital of Darchem as of closing). Darchem holds a leading position in its niche market and fits the Company’s engineered-to-order model. Darchem is included in the Advanced Materials segment and the results of its operations were included from the effective date of the acquisition.

The following summarizes the estimated fair market value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based upon an independent valuation report. The amount allocated to goodwill is not currently deductible for income tax purposes.

(In thousands)
As of December 16, 2005

Current assets	$21,864
Property, plant and equipment	8,499
Intangible assets subject to amortization
Programs (18 year weighted average useful life)	46,441
Customer relationships (6 year weighted average useful life)	2,215
Patents (11 year weighted average useful life)	3,083
Other (1 year useful life)	284

52,023

Trade name	6,219
Other	171
Goodwill	60,313

Total assets acquired	149,089

Current liabilities assumed	8,499
Deferred tax liabilities	18,933

Net assets acquired	$121,657

10.	The effective income tax rate for the first six months of fiscal 2007 was 22.0% (before a $1.8 million tax benefit), compared with 29.3% (before a $2.9 million reduction of previously estimated tax liabilities) for the first six months of fiscal 2006. The $1.8 million tax benefit in the first six months of 2007 was the result of the retroactive extension of the U.S. Research and Experimentation tax credit that was signed into law on December 21, 2006. The change in the effective tax rate for the first six months of fiscal 2007 reflects the incremental financing costs attributable to CMC’s acquisition in income before income taxes and the effect of including CMC’s tax credits and other tax efficiencies for the second half of fiscal 2007. In addition, for the first six months of 2007, the effective tax rate was favorably impacted by the extension of the U.S. Research and Experimentation tax credit through December 31, 2007. In the first six months of fiscal 2006, the $2.9 million reduction of previously estimated tax liabilities was the result of a favorable tax audit. The effective tax rate differed from the statutory rate in the first six months of 2007 and 2006, as both years benefited from various tax credits and certain foreign interest expense deductions.

11.	As of April 27, 2007, the Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the first six months of fiscal 2007 and 2006 was $3.3 million and $2.6 million, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements for the first six months of fiscal 2007 and 2006 was $1.0 million and $0.8 million, respectively.

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

At the end of each offering period, usually six months, shares are purchased by the participants at 85% of the lower of the fair market value on the first day of the offering period or the purchase date. During the first six months of fiscal 2007, employees purchased 39,825 shares at a fair market value price of $39.87 per share, leaving a balance of 162,470 shares available for issuance in the future. As of April 27, 2007, deductions aggregating $979,843 were accrued for the purchase of shares on June 15, 2007.

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

	Six Months Ended
	April 27, 2007	April 28, 2006

Risk-free interest rate (U.S. Treasury zero coupon issues)	5.15%	3.20 – 4.20%
Expected dividend yield	—	—
Expected volatility	30.0 – 39.9%	30.0 – 30.7%
Expected life (months)	6	6

The Company also has an equity incentive plan for officers and key employees. On March 1, 2006, the Company’s shareholders authorized the issuance of an additional 1,000,000 shares of the Company’s common stock under the equity incentive plan. At April 27, 2007, the Company had 2,519,250 shares reserved for issuance to officers and key employees, of which 797,150 shares were available to be granted in the future.

The Board of Directors authorized the Compensation Committee to administer awards granted under the equity incentive plan, including option grants, and to establish the terms of such awards. Awards under the equity incentive plan may be granted to eligible employees of the Company over the 10-year period ending March 3, 2014. Options granted become exercisable ratably over a period of four years following the date of grant and expire on the tenth anniversary of the grant. Option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The weighted-average grant date fair value of options granted during the six-month periods ended April 27, 2007 and April 28, 2006, was $21.21 per share and $22.10 per share, respectively.

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

Six Months Ended
	April 27, 2007	April 28, 2006

Risk-free interest rate (U.S. Treasury zero coupon issues)	4.32 – 4.76%	4.53 – 4.72%
Expected dividend yield	—	—
Expected volatility	43.7 – 44.3%	45.0%
Expected life (years)	4.5 – 9.5	6.5 – 9.5

The following table summarizes the changes in outstanding options granted under the Company’s stock option plans for the six-month period ended April 27, 2007:

		Weighted Average
	Shares Subject to Option	Remaining Contractual Term (years)	Exercise Price

Outstanding, beginning of period	1,469,000		$25.80
Granted	331,500		38.91
Exercised	(67,700)		19.42
Canceled or expired	(10,700)		36.24

Outstanding, end of period	1,722,100	6.64	$28.54

Exercisable, end of period	950,950	5.02	$22.05

The aggregate intrinsic value of option shares outstanding and exercisable at April 27, 2007 was $23.6 million and $19.2 million, respectively.

The number of option shares vested or that are expected to vest at April 27, 2007 was 1.7 million and the aggregate intrinsic value was $23.4 million. The weighted average exercise price and weighted average remaining contractual term of option shares vested or that are expected to vest at April 27, 2007 was $28.37 and 6.60 years, respectively.

The table below presents stock activity related to stock options exercised in the periods ended April 27, 2007 and April 28, 2006:

	Six Months Ended
(In thousands)	April 27, 2007	April 28, 2006

Proceeds from stock options exercised	$1,315	$928
Tax benefits related to stock options exercised	500	564
Intrinsic value of stock options exercised	1,417	1,511

Total unrecognized compensation expense for options that have not vested as of April 27, 2007, is $8.3 million, which will be recognized over a weighted average period of 1.57 years. The total fair value of option shares vested during the period ended April 27, 2007 was $2.1 million.

The following table summarizes information for stock options outstanding at April 27, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (years)	Weighted Average Price	Shares	Weighted Average Price

$ 11.38 – 17.90	355,500	4.08	$14.97	355,500	$14.97
17.91 – 23.85	390,750	4.73	21.41	343,500	21.30
23.86 – 35.12	301,750	6.93	30.55	167,000	30.10
35.13 – 38.91	502,700	9.09	38.91	43,350	38.90
38.92 – 40.80	171,400	8.64	39.03	41,600	38.98

12.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline, non-U.S. plans maintained by CMC, and U.S. and non-U.S. plans maintained by Leach Holding Corporation. Components of net periodic pension cost consisted of the following:

(In thousands)	Three Months Ended		Six Months Ended
	April 27, 2007	April 28, 2006	April 27, 2007	April 28, 2006
Components of Net Periodic Pension Cost
Service cost	$1,296	$880	$2,275	$1,760
Interest cost	3,270	2,494	5,936	4,988
Expected return on plan assets	(4,318)	(3,180)	(7,849)	(6,359)
Amortization of prior service cost	5	5	9	9
Amortization of actuarial loss	47	406	94	812

Net Periodic Cost	$300	$605	$465	$1,210

The Company’s postretirement plans principally include non-U.S. plans maintained by CMC, which are non-contributory healthcare and life insurance plans. The components of expense for other retirement benefits consisted of the following:

(In thousands)	Three Months Ended		Six Months Ended
	April 27, 2007	April 28, 2006	April 27, 2007	April 28, 2006
Components of Net Periodic Pension Cost
Service cost	$40	$—	$40	$—
Interest cost	66	—	66	—

Net Periodic Cost	$106	$—	$106	$—

13.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended		Six Months Ended
	April 27, 2007	April 28, 2006	April 27, 2007	April 28, 2006
Sales
Avionics & Controls	$108,314	$71,864	$183,819	$134,306
Sensors & Systems	98,123	83,177	184,314	156,647
Advanced Materials	105,843	92,898	201,391	162,651

Total Sales	$312,280	$247,939	$569,524	$453,604

Income from Continuing Operations
Avionics & Controls	$11,660	$11,296	$23,285	$20,671
Sensors & Systems	8,258	7,300	13,974	13,083
Advanced Materials	21,061	15,696	31,996	23,816

Segment Earnings	40,979	34,292	69,255	57,570

Corporate expense	(8,790)	(7,465)	(16,776)	(14,107)
Other income (expense)	(27)	263	(17)	462
Interest income	785	998	1,289	1,857
Interest expense	(8,728)	(5,790)	(14,252)	(10,295)
Loss on extinguishment of debt	—	—	—	(2,156)

	$24,219	$22,298	$39,499	$33,331

14.

On November 15, 2005, the $30.0 million 6.4% Senior Notes matured and were paid. Additionally, on November 15, 2005, the Company prepaid the outstanding principal amount of the $40.0 million 6.77% Senior Notes due November 15, 2008. Under the terms of the Note Purchase Agreement, the Company paid an additional $2.2 million make-whole payment, which was recorded as a loss on extinguishment of debt in the first fiscal quarter of 2006. On February 10, 2006, the Company amended its credit agreement to provide a $100.0 million term loan facility, which may be drawn in U.S. dollars, U.K. pounds or euros. In addition, the amendment provides that up to $25.0 million of the credit facility and up to $50.0 million of the letter of credit may be drawn in U.K. pounds or euros in addition to U.S. dollars. On February 10, 2006, the Company borrowed U.K. £57.0 million, or approximately $100.0 million, under the term loan facility. The Company used the proceeds from the loan as working capital for its U.K. operations and to repay a portion of its outstanding borrowings under the revolving credit facility. The principal amount of the loan is payable quarterly commencing on March 31, 2007 through the termination date of November 14, 2010, according to a payment schedule by which 1.25% of the principal amount is paid in each quarter of 2007, 2.50% in each quarter of 2008, 5.00% in each quarter of 2009 and 16.25% in each quarter of 2010. The loan accrues interest at a variable rate based on the British Bankers Association Interest Settlement Rate for deposits in U.K. pounds plus an additional margin amount that ranges from 1.13% to 0.50% depending upon the Company’s leverage ratio. At April 27, 2007, the interest rate on the term loan was 6.48%. The Company entered into an interest rate swap agreement on the full principal amount by which the variable interest rate was exchanged for a fixed interest rate of 4.75% plus an additional margin amount determined by reference to the Company’s leverage ratio. In addition, in November 2005, the Company collateralized a $9.9 million letter of credit with an equivalent amount of cash and cash equivalents.

On March 1, 2007, the Company issued $175.0 million in 6.625% Senior Notes due March 1, 2017 and requiring semi-annual interest payments in March and September of each year until maturity. The net proceeds from this offering were used to pay a portion of the purchase price of the acquisition of CMC for approximately $337.6 million, including acquisition costs. The Senior Notes are general unsecured obligations of the Company. The Senior Notes are guaranteed, jointly and severally, by all the existing and future domestic subsidiaries of the Company unless designated as an “unrestricted subsidiary” under the indenture covering the Senior Notes. The Senior Notes are subject to redemption at the option of the Company, in whole or in part, on or after March 1, 2010 at redemption prices starting at 106.625% of the principal amount plus accrued interest during the period beginning March 1, 2007 and declining annually to 100% of principal and accrued interest on March 1, 2012.

On March 13, 2007, the Company amended its credit agreement to increase the existing revolving credit facility to $200.0 million and to provide an additional $100.0 million U.S. term loan facility. On March 13, 2007 Esterline borrowed $60.0 million under the revolving credit facility and $100.0 million under the U.S. term loan facility; the Company repaid $15.0 million during the second fiscal quarter of 2007. The company used the proceeds to pay a portion of the purchase price of the acquisition of CMC. The principal amount of the U.S. term loan facility is payable quarterly commencing on June 30, 2008 through the termination date of March 13, 2012. According to the payment schedule, the first four payments equal to 1.25% of the initial principal amount, the following eight payments equal to 2.50% of the initial principal amount, the following three payments equal to 5.00% of the initial principal amount, with the final payment equal to 60% of the initial principal amount. The loan accrues interest at a variable rate based on the Eurodollar rate plus an additional margin amount that ranges from 0.625% to 1.250% depending upon the Company’s leverage ratio. As of April 27, 2007, the interest rate on the term loan was 6.30%.

15.

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of April 27, 2007, and October 27, 2006, and for the applicable periods ended April 27, 2007, and April 28, 2006, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Senior Subordinated Notes which include Advanced Input Devices, Inc., Amtech Automated Manufacturing Technology, Angus Electronics Co., Armtec Countermeasures Co., Armtec Countermeasures TNO Co., Armtec Defense Products Co., AVISTA, Incorporated, BVR Technologies Co., CMC DataComm Inc., CMC Electronics Acton Inc., CMC Electronics Aurora Inc., EA

Technologies Corporation, Equipment Sales Co., Esterline Canadian Holding Co., Esterline Sensors Services Americas, Inc., Esterline Technologies Holdings Limited, H.A. Sales Co., Hauser Inc., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., Norwich Aero Products, Inc., Palomar Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., Surftech Finishes Co., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Advanced Input Devices Ltd. (U.K.), Auxitrol S.A., Auxitrol Technologies S.A.S., BAE Systems Canada/Air TV LLC, Beacon Electronics Inc., CMC Electronics Holdings Inc., CMC Electronics Inc., Darchem Engineering Limited, Darchem Holdings Ltd., Darchem Insulation Systems Limited, Esterline Acquisition Ltd. (U.K.), Esterline Canadian Acquisition Company, Esterline Canadian Limited Partnership, Esterline Foreign Sales Corporation (U.S. Virgin Islands), Esterline Input Devices Asia Ltd. (Barbados), Esterline Input Devices Ltd. (Shanghai), Esterline Sensors Services Asia PTE, Ltd. (Singapore), Esterline Technologies Denmark ApS (Denmark), Esterline Technologies Ltd. (England), Guizhou Leach-Tianyi Aviation Electrical Company Ltd. (China), Leach International Asia-Pacific Ltd. (Hong Kong), Leach International Europe S.A. (France), Leach International Germany GmbH (Germany), Leach International Mexico S. de R.L. de C.V. (Mexico), Leach International U.K. (England), Leach Italia Srl. (Italy), LRE Medical GmbH (Germany), ML Wallop Defence Systems Ltd. (U.K.), Muirhead Aerospace Ltd., Norcroft Dynamics Ltd., Pressure Systems International Ltd., TA Mfg. Limited (U.K.), Wallop Defence Systems Limited, Weston Aero Ltd. (England), and Weston Aerospace Ltd. (England). Adjustments have been made to prior year reported financial statements of the parent, guarantor, non-guarantor and eliminations to conform with the current year’s presentation due to certain reclassifications of guarantor and non-guarantor subsidiaries and to apply the equity method of accounting for certain guarantor subsidiaries. At October 27, 2006, total assets of guarantors increased $95.5 million, total liabilities increased $24.4 million, and total equity increased $71.1 million. Total assets of non-guarantors increased $10.8 million, total liabilities decreased by $110.1 million, and total equity increased $120.9 million. For the three-month period ended April 28, 2006, net earnings of guarantors increased $0.9 million. Net income of non-guarantors increased $44,000. For the six-month period ended April 28, 2006, net earnings of guarantors increased $1.5 million. Net income of non-guarantors increased $1.0 million. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies and have fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes.

Condensed Consolidating Balance Sheet as of April 27, 2007.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$20,661	$1,104	$38,897	$—	$60,662
Cash in escrow	1,275	—	—	—	1,275
Accounts receivable, net	321	107,863	130,694	—	238,878
Inventories	—	117,872	123,798	—	241,670
Income tax refundable	—	4,385	10,006	—	14,391
Deferred income tax benefits	28,155	—	3,028	—	31,183
Prepaid expenses	118	3,445	9,803	—	13,366
Total Current Assets	50,530	234,669	316,226	—	601,425

Property, Plant & Equipment, Net	2,159	103,784	107,897	—	213,840
Goodwill	—	195,740	387,314	—	583,054
Intangibles, Net	73	72,788	301,454	—	374,315
Debt Issuance Costs, Net	10,418	—	—	—	10,418
Deferred Income Tax Benefits	13,494	—	(29)	—	13,465
Other Assets	4,305	16,212	8,597	—	29,114
Amounts Due (To) From
Subsidiaries	185,426	—	—	(185,426)	—
Investment in Subsidiaries	1,203,342	204,820	—	(1,408,162)	—
Total Assets	$1,469,747	$828,013	$1,121,459	$(1,593,588)	$1,825,631

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$ 4,299	$ 22,009	$ 53,516	$ —	$ 79,824
Accrued liabilities	30,882	50,594	86,835	—	168,311
Credit facilities	45,000	—	4,573	—	49,573
Current maturities of long-term debt	7,120	1,108	532	—	8,760
Federal and foreign income taxes	2,215	5,857	148	—	8,220
Total Current Liabilities	89,516	79,568	145,604	—	314,688

Long-Term Debt, Net	555,815	1,753	1,493	—	559,061
Deferred Income Taxes	28,631	1	87,076	—	115,708
Other Liabilities	6,850	10,349	26,757	—	43,956
Amounts Due To (From) Subsidiaries	—	3,683	186,510	(190,193)	—
Minority Interest	—	—	3,283	—	3,283
Shareholders’ Equity	788,935	732,659	670,736	(1,403,395)	788,935
Total Liabilities and Shareholders’ Equity	$ 1,469,747	$ 828,013	$ 1,121,459	$ (1,593,588)	$ 1,825,631

Condensed Consolidating Statement of Operations for the three month period ended April 27, 2007.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$ —	$ 179,552	$ 136,618	$ (3,890)	$ 312,280
Cost of Sales	—	121,019	96,289	(3,890)	213,418

	—	58,533	40,329	—	98,862
Expenses
Selling, general and administrative	—	24,298	26,103	—	50,401
Research, development and engineering	—	7,597	11,485	—	19,082

Total Expenses	—	31,895	37,588	—	69,483

Other
Other expense	—	1	26	—	27
Insurance recovery	—	—	(2,810)	—	(2,810)

Total Other	—	1	(2,784)	—	(2,783)

Operating Earnings	—	26,637	5,525	—	32,162

Interest income	(5,561)	(1,502)	(3,552)	9,830	(785)
Interest expense	8,492	4,162	5,904	(9,830)	8,728

Other Expense, Net	2,931	2,660	2,352	—	7,943

Income (Loss) Before Income Taxes	(2,931)	23,977	3,173	—	24,219
Income Tax Expense (Benefit)	(636)	4,447	683	—	4,494

Income (Loss) Before
Minority Interest	(2,295)	19,530	2,490	—	19,725

Minority Interest	—	—	35	—	35

Income (Loss)	(2,295)	19,530	2,525	—	19,760

Equity in Net Income of Consolidated Subsidiaries	22,055	1,760	—	(23,815)	—

Net Income (Loss)	$ 19,760	$ 21,290	$ 2,525	$ (23,815)	$ 19,760

Condensed Consolidating Statement of Operations for the six month period ended April 27, 2007.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$ —	$ 341,641	$ 235,305	$ (7,422)	$ 569,524
Cost of Sales	—	234,254	169,261	(7,422)	396,093

	—	107,387	66,044	—	173,431

Expenses
Selling, general and administrative	—	48,767	44,009	—	92,776
Research, development and engineering	—	13,176	19,457	—	32,633

Total Expenses	—	61,943	63,466	—	125,409

Other
Other expense	—	1	16	—	17
Insurance recovery	—	—	(4,457)	—	(4,457)

Total Other	—	1	(4,441)	—	(4,440)

Operating Earnings	—	45,443	7,019	—	52,462

Interest income	(10,714)	(2,679)	(4,015)	16,119	(1,289)
Interest expense	13,808	7,810	8,753	(16,119)	14,252

Other Expense, Net	3,094	5,131	4,738	—	12,963

Income (Loss) Before Income Taxes	(3,094)	40,312	2,281	—	39,499
Income Tax Expense (Benefit)	(683)	7,386	176	—	6,879

Income (Loss) Before Minority Interest	(2,411)	32,926	2,105	—	32,620

Minority Interest	—	—	(59)	—	(59)

Income (Loss)	(2,411)	32,926	2,046	—	32,561

Equity in Net Income of Consolidated Subsidiaries	34,972	2,211	—	(37,183)	—

Net Income (Loss)	$ 32,561	$ 35,137	$ 2,046	$ (37,183)	$ 32,561

Condensed Consolidating Statement of Cash Flows for the six month period ended April 27, 2007.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$ 32,561	$ 35,137	$ 2,046	$ (37,183)	$ 32,561
Minority interest	—	—	59	—	59
Depreciation & amortization	—	12,799	11,868	—	24,667
Deferred income taxes	(1,090)	26	(1,117)	—	(2,181)
Stock-based compensation	—	1,994	1,313	—	3,307
Gain on sale of short-term investments	—	—	—	—	—
Working capital changes, net of effect of acquisitions
Accounts receivable	(20)	(1,864)	6,823	—	4,939
Inventories	—	(6,967)	726	—	(6,241)
Prepaid expenses	46	1,186	(2,876)	—	(1,644)
Accounts payable	3,574	1,085	(4,000)	—	659
Accrued liabilities	4,501	(7,193)	773	—	(1,919)
Federal & foreign income taxes	(576)	4,794	3,517	—	7,735
Other liabilities	479	351	(485)	—	345
Other, net	(289)	(911)	(4,191)	—	(5,391)

	39,186	40,437	14,456	(37,183)	56,896

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(109)	(7,365)	(7,122)	—	(14,596)
Proceeds from sale of capital assets	—	417	97	—	514
Proceeds from sale of short-term investments	—	—	—	—	—
Acquisitions of businesses, net	—	—	(337,663)	—	(337,663)

	(109)	(6,948)	(344,688)	—	(351,745)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	3,144	—	—	—	3,144
Excess tax benefits from stock option exercises	388	—	—	—	388
Debt and other issuance costs	(5,725)	—	—	—	(5,725)
Dividends paid to minority interest	—	—	(354)	—	(354)
Net change in credit facilities	40,000	—	1,238	—	41,238
Proceeds from issuance of long-term debt	275,000	—	—	—	275,000
Repayment of long-term debt	(1,401)	(523)	(158)	—	(2,082)
Net change in intercompany financing	(344,165)	(34,388)	341,370	37,183	—

	(32,759)	(34,911)	342,096	37,183	311,609

Effect of Foreign Exchange Rates on Cash	—	(146)	1,410	—	1,264

Net Increase (Decrease) in Cash and Cash Equivalents	6,318	(1,568)	13,274	—	18,024
Cash and Cash Equivalents – Beginning of Period	14,343	2,672	25,623	—	42,638

Cash and Cash Equivalents – End of Period	$ 20,661	$ 1,104	$ 38,897	$ —	$ 60,662

Condensed Consolidating Balance Sheet as of October 27, 2006.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$ 14,343	$ 2,672	$ 25,623	$ —	$ 42,638
Cash in escrow	4,409	—	—	—	4,409
Accounts receivable, net	301	105,584	85,852	—	191,737
Inventories	—	107,864	77,982	—	185,846
Income tax refundable	—	3,394	2,837	—	6,231
Deferred income tax benefits	25,227	5	2,700	—	27,932
Prepaid expenses	164	4,480	4,901	—	9,545
Total Current Assets	44,444	223,999	199,895	—	468,338

Property, Plant & Equipment, Net	2,324	95,070	73,048	—	170,442
Goodwill	—	195,474	170,681	—	366,155
Intangibles, Net	73	75,928	165,656	—	241,657
Debt Issuance Costs, Net	5,297	—	—	—	5,297
Deferred Income Tax Benefits	13,531	—	1,259	—	14,790
Other Assets	2,708	15,344	5,720	—	23,772
Amounts Due To (From) Subsidiaries	168,889	—	—	(168,889)	—
Investment in Subsidiaries	826,622	192,010	—	(1,018,632)	—
Total Assets	$ 1,063,888	$ 797,825	$ 616,259	$ (1,187,521)	$ 1,290,451

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$ 725	$ 20,678	$ 41,290	$ —	$ 62,693
Accrued liabilities	30,651	57,455	33,313	—	121,419
Credit facilities	5,000	—	3,075	—	8,075
Current maturities of long-term debt	4,054	—	1,484	—	5,538
Federal and foreign income taxes	2,791	72	11	—	2,874
Total Current Liabilities	43,221	78,205	79,173	—	200,599

Long-Term Debt, Net	278,365	—	3,942	—	282,307
Deferred Income Taxes	27,942	(20)	44,427	—	72,349
Other Liabilities	6,371	9,998	7,260	—	23,629
Amounts Due To (From) Subsidiaries	—	28,228	187,381	(215,609)	—
Minority Interest	—	—	3,578	—	3,578
Shareholders’ Equity	707,989	681,414	290,498	(971,912)	707,989
Total Liabilities and Shareholders’ Equity	$ 1,063,888	$ 797,825	$ 616,259	$ (1,187,521)	$ 1,290,451

Condensed Consolidating Statement of Operations for the three month period ended April 28, 2006.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$ —	$ 160,899	$ 89,191	$ (2,151)	$ 247,939
Cost of Sales	—	106,538	62,813	(2,151)	167,200

	—	54,361	26,378	—	80,739
Expenses
Selling, general and administrative	—	23,910	17,063	—	40,973
Research, development and engineering	—	5,488	7,451	—	12,939

Total Expenses	—	29,398	24,514	—	53,912

Other
Other expense (income)	—	(653)	390	—	(263)

Total Other	—	(653)	390	—	(263)

Operating Earnings	—	25,616	1,474	—	27,090

Interest income	(4,957)	(1,236)	(372)	5,567	(998)
Interest expense	5,581	3,310	2,466	(5,567)	5,790

Other Expense, Net	624	2,074	2,094	—	4,792

Income (Loss) Before
Income Taxes	(624)	23,542	(620)	—	22,298
Income Tax Expense (Benefit)	(153)	4,493	(33)	—	4,307

Income (Loss) Before Minority Interest	(471)	19,049	(587)	—	17,991

Minority Interest	—	—	(332)	—	(332)

Income (Loss)	(471)	19,049	(919)	—	17,659

Equity in Net Income of Consolidated Subsidiaries	18,130	953	—	(19,083)	—

Net Income (Loss)	$ 17,659	$ 20,002	$ (919)	$ (19,083)	$ 17,659

Condensed Consolidating Statement of Operations for the six month period ended April 28, 2006.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$ —	$ 304,295	$ 156,459	$(7,150)	$ 453,604
Cost of Sales	—	205,776	111,380	(7,150)	310,006

	—	98,519	45,079	—	143,598
Expenses
Selling, general and administrative	—	47,769	29,094	—	76,863
Research, development and engineering	—	10,590	12,682	—	23,272

Total Expenses	—	58,359	41,776	—	100,135

Other
Other income	—	(380)	(82)	—	(462)

Total Other	—	(380)	(82)	—	(462)

Operating Earnings	—	40,540	3,385	—	43,925

Interest income	(9,157)	(2,298)	(847)	10,445	(1,857)
Interest expense	9,989	6,128	4,623	(10,445)	10,295
Loss on extinguishment of debt	2,156	—	—	—	2,156

Other Expense, Net	2,988	3,830	3,776	—	10,594

Income (Loss) Before Income Taxes	(2,988)	36,710	(391)	—	33,331
Income Tax Expense (Benefit)	(817)	8,538	(858)	—	6,863

Income (Loss) Before Minority Interest	(2,171)	28,172	467	—	26,468

Minority Interest	—	—	(445)	—	(445)

Income (Loss)	(2,171)	28,172	22	—	26,023

Equity in Net Income of Consolidated Subsidiaries	28,194	2,509	—	(30,703)	—

Net Income (Loss)	$26,023	$30,681	$22	$(30,703)	$26,023

Condensed Consolidating Statement of Cash Flows for the six month period ended April 28, 2006.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$ 26,023	$ 30,681	$ 22	$(30,703)	$ 26,023
Minority interest	—	—	445	—	445
Depreciation & amortization	—	11,690	8,148	—	19,838
Deferred income taxes	(1,488)	95	1,978	—	585
Stock-based compensation	—	1,775	874	—	2,649
Gain on sale of short-term investments	(610)	—	—	—	(610)
Working capital changes, net of effect of acquisitions
Accounts receivable	(397)	7,040	(5,724)	—	919
Inventories	—	(14,076)	(8,013)	—	(22,089)
Prepaid expenses	(16)	(619)	(1,473)	—	(2,108)
Accounts payable	1,309	676	4,369	—	6,354
Accrued liabilities	(4,895)	(2,413)	(2,384)	—	(9,692)
Federal & foreign income taxes	291	(825)	(4,690)	—	(5,224)
Other liabilities	1,115	58	(58)	—	1,115
Other, net	123	(563)	(295)	—	(735)

	21,455	33,519	(6,801)	(30,703)	17,470

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(126)	(6,911)	(5,355)	—	(12,392)
Proceeds from sale of capital assets	5	339	114	—	458
Proceeds from sale of short-term investments	63,266	—	—	—	63,266
Acquisitions of businesses, net	—	(3,519)	(186,148)	—	(189,667)

	63,145	(10,091)	(191,389)	—	(138,335)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	2,351	—	—	—	2,351
Excess tax benefits from stock option exercises	359	—	—	—	359
Net change in credit facilities	14,000	—	2,188	—	16,188
Proceeds from issuance of long-term debt	100,000	—	—	—	100,000
Repayment of long-term debt	(66,037)	1	(4,520)	—	(70,556)
Net change in intercompany financing	(190,686)	(19,520)	179,503	30,703	—

	(140,013)	(19,519)	177,171	30,703	48,342

Effect of Foreign Exchange Rates on Cash	—	(21)	496	—	475

Net Increase (Decrease) in Cash and Cash Equivalents	(55,413)	3,888	(20,523)	—	(72,048)
Cash and Cash Equivalents – Beginning of Period	75,364	2,154	40,786	—	118,304

Cash and Cash Equivalents – End of Period	$ 19,951	$ 6,042	$ 20,263	$ —	$ 46,256

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate our businesses in three segments:  Avionics & Controls, Sensors & Systems and Advanced Materials. The Avionics & Controls segment designs and manufactures integrated cockpit systems, technology interface systems for military and commercial aircraft and land- and sea-based military vehicles, secure communications systems, specialized medical equipment, and other industrial applications. The Sensors & Systems segment produces high-precision temperature and pressure sensors, electrical power switching, control and data communication devices, micro-motors, motion control sensors, and other related systems, principally for aerospace and defense customers. The Advanced Materials segment develops and manufactures high-performance elastomer products used in a wide range of commercial aerospace and military applications, combustible ordnance components and electronic warfare countermeasure devices for military customers, and thermally engineered components for critical aerospace applications. Sales in all segments include domestic, international, defense and commercial customers.

Our current business and strategic plan focuses on the continued development of our products principally for aerospace and defense markets. We are concentrating our efforts to expand our capabilities in these markets and anticipate the global needs of our customers and respond to such needs with comprehensive solutions. These efforts focus on continuous research and new product development, acquisitions and establishing strategic realignments of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering. On March 14, 2007, we acquired all of the outstanding capital stock of CMC Electronics Holdings, Inc. (CMC) for approximately $337.6 million in cash, including acquisition costs. CMC is a manufacturer of high technology avionics including global positioning systems, head-up displays, enhanced vision systems and electronic flight management systems. The acquisition significantly expands the scale of our existing Avionics & Controls business. CMC is included in the Avionics & Controls segment and the results of its operations were included from the effective date of the acquisition. We acquired Wallop Defence Systems Limited (Wallop) and FR Countermeasures on March 24, 2006 and December 23, 2005, respectively. Wallop and FR Countermeasures are manufacturers of military pyrotechnic countermeasure devices. We paid approximately $65.0 million for both companies, including acquisition costs and an adjustment based on the amount of indebtedness and net working capital as of closing. In addition, we may pay an additional purchase price of up to U.K. £10.0 million, or approximately $19.0 million, depending on the achievement of certain objectives. The acquisitions strengthen our international and U.S. position in countermeasure devices. Wallop and FR Countermeasures are included in our Advanced Materials segment. On December 16, 2005, we acquired all of the outstanding capital stock of Darchem Holdings Limited (Darchem), a manufacturer of thermally engineered components for critical aerospace applications for U.K. £68.7 million (approximately $121.7 million) including acquisition costs and an adjustment based on the amount of cash and net working capital of Darchem as of closing. Darchem holds a leading position in its niche market and fits our engineered-to-order model and is included in our Advanced Materials segment.

Net earnings for the first six month period ended April 27, 2007 was $32.6 million or $1.25 per diluted share, compared with $26.0 million or $1.01 per diluted share in the prior-year period. Avionics & Controls performance was strong compared to the prior-year period, offset by the effect of the shipment of acquired inventory of CMC which was valued at fair value. Results in Sensors & Systems were mixed, while Advanced Materials earnings reflected strong sales and earnings and a $3.5 million, net of tax, insurance recovery. Interest expense increased $3.1 million, net of tax, over the prior-year period, reflecting the cost of financing the CMC acquisition. Net earnings for the first six month period ended April 27, 2007 reflected an effective tax rate of 22.0% (before a $1.8 million tax benefit) compared to 29.3% (before a $2.9 million reduction of previously estimated tax liabilities) for the prior-year period. For the first six month period ended April 28, 2006, non-operating expense included a $1.4 million, net of tax, make-whole payment arising from the $40.0 million prepayment of our 6.77% Senior Notes.

Results of Continuing Operations

Three Month Period Ended April 27, 2007 Compared to Three Month Period Ended April 28, 2006

Sales for the second fiscal quarter increased 26.0% compared with the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Three Months Ended
		April 27, 2007	April 28, 2006

Avionics & Controls	50.7%	$108,314	$71,864
Sensors & Systems	18.0%	98,123	83,177
Advanced Materials	13.9%	105,843	92,898

Total Net Sales		$312,280	$247,939

The 50.7% increase in Avionics & Controls principally reflected incremental sales from the CMC acquisition. The increase also included higher sales volumes of cockpit controls and medical equipment devices from new OEM programs.

The 18.0% increase in sales of Sensors & Systems reflected higher temperature sensor sales and strong sales of electrical power switching devices from new OEM programs, as well as the effect of exchange rates. Sales in the second fiscal quarter of 2007 reflected a stronger U.K. pound and euro relative to the U.S. dollar, as the average exchange rate from the U.K. pound and euro to the U.S. dollar increased from 1.76 and 1.21, respectively, in the second fiscal quarter of 2006 to 1.97 and 1.32, respectively, in the second fiscal quarter of 2007.

The 13.9% increase in sales of Advanced Materials principally reflected strong sales across the segment reflecting increased demand from aerospace and defense customers.

Overall, for the second quarter of fiscal 2007, gross margin as a percentage of sales was 31.7% compared with 32.6% for the second quarter of fiscal 2006. Avionics & Controls segment gross margin was 31.5% and 35.1% for the second fiscal quarter of 2007 and 2006, respectively. The decrease in gross margin reflected the shipment of acquired inventory of CMC, which was valued at the fair value. Our gross margin in the third quarter of fiscal 2007 will be further impacted by the shipment of acquired inventory of CMC by approximately $3.4 million. Excluding CMC, Avionics & Controls gross margin was 35.2% and 35.1% for the second quarter of fiscal 2007 and 2006, respectively, reflecting increased after-market spares sales, price increases on certain cockpit control devices, partially offset by price decreases on certain medical equipment due to competitive pressures.

Sensors & Systems segment gross margin was 34.5% and 34.0% for the second fiscal quarter of 2007 and 2006, respectively. Gross margin reflected sales price increases on our electrical power switching devices and higher after-market sales of temperature and pressure sensors. Gross margins were impacted by the effect of a weaker U.S. dollar compared with the U.K. pound and euro on U.S. dollar-denominated sales and U.K. pound and euro-denominated cost of sales.

Advanced Materials segment gross margin was 29.2% and 29.3% for the second fiscal quarter of 2007 and 2006, respectively. Gross margin at our elastomer and Arkansas flare countermeasure devices operation increased over the second fiscal quarter of 2006 reflecting increased prices, improved operational efficiencies and a higher recovery of fixed expenses due to higher sales. Gross margin was impacted by the slow start-up of our FR Countermeasures unit in Tennessee.

Selling, general and administrative expenses (which include corporate expenses) totaled $50.4 million and $41.0 million for the second fiscal quarter of 2007 and 2006, respectively, or 16.1% of sales for the second fiscal quarter of 2007 compared with 16.5% for the second fiscal quarter of 2006. The increase in the amount of selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses from the CMC, Wallop, FR Countermeasures and Darchem acquisitions. The increase was partially offset by lower medical costs under our self-insured medical plan covering U.S. employees, reflecting a change in our medical plans from principally a co-pay arrangement to a high-deductible plan.

Research, development and engineering spending was $19.1 million, or 6.1% of sales, for the second fiscal quarter of 2007 compared with $12.9 million, or 5.2% of sales, for the second fiscal quarter of 2006. The increase in research, development and engineering principally reflected spending on new programs, including the T6-B cockpit avionics system, A400M primary power distribution assembly, TP400 engine sensors, 787 overhead panel control and 787 environmental control programs. Research, development and engineering spending is expected to be about 5% of sales for the second half of fiscal 2007.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the second fiscal quarter of 2007 totaled $41.0 million, compared with $34.3 million for the second fiscal quarter in 2006. Avionics & Controls segment earnings were $11.7 million for the second fiscal quarter of 2007 compared with $11.3 million for the second fiscal quarter of 2006, principally reflecting strong earnings from our cockpit control and medical equipment devices operations reflecting increased sales, substantially offset by the impact of the shipment of acquired inventory of CMC as described above.

Sensors & Systems segment earnings were $8.3 million for the second quarter of fiscal 2007 compared with $7.3 million for the second quarter of fiscal 2006. The increase in Sensors & Systems earnings reflected improved results from our pressure and temperature sensors and non-U.S. electrical power switching devices operation. These increases were partially offset by higher research, engineering and development expenses on the A400M development and additional contract losses from our small unit that manufactures precision gears and data concentrators. Comparing results to the prior year, the second quarter of fiscal 2006 included a $1.0 million charge as result of a customer contract termination.

Advanced Materials segment earnings were $21.1 million for the second fiscal quarter of 2007 compared with $15.7 million for the second fiscal quarter of 2006 principally reflecting incremental earnings from the Darchem acquisition and improved earnings from our elastomer and Arkansas countermeasure flare operations. Earnings were impacted by start-up costs at our FR Countermeasures unit and low sales at our Wallop operations. Advanced Materials earnings included $2.8 million in business interruption insurance recoveries, net of reserves on certain incremental costs which may not be covered by insurance. The loss is related to an explosion that occurred at Wallop on June 26, 2006, which resulted in one fatality and several minor injuries. Although this facility is expected to be closed for about two years due to the requirements of the Health Safety Executive (HSE) to review the cause of the accident, normal operations will continue at unaffected portions of the facility. The HSE investigation will not be completed until a Coroner’s Inquest is filed, possibly in 2007. Although it is not possible to determine the results of the HSE investigation or how the Coroner will rule, management does not expect to be found in breach of the Health & Safety Act related to the accident and, accordingly, no amounts have been recorded for any potential fines that may be assessed by the HSE. The HSE will also review and approve the plans and construction of the new flare facility. The operation is insured under a property, casualty and business interruption insurance policy. The damaged building and inventory is fully covered by insurance, and, accordingly, no loss as a result of the accident has been recorded related to these assets.

Interest expense for the second fiscal quarter of 2007 was $8.7 million compared with $5.8 million for the second fiscal quarter of 2006, reflecting increased borrowings to finance acquisitions and working capital requirements.

The effective income tax rate for the second fiscal quarter of 2007 was 22.0% (before an $846k tax benefit) compared with 28.3% (before a $2.0 million reduction of previously estimated tax liabilities) for the second fiscal quarter of 2006. The $846k tax benefit was primarily the result of the application of the new projected effective income tax rate to the first quarter pre-tax income. The change in the effective tax rate for the second fiscal quarter of 2007 reflects the incremental financing costs attributable to CMC’s acquisition in income before income taxes and the effect of including CMC’s tax credits and other tax efficiencies for the second half of fiscal 2007. The effective tax rate differed from the statutory rate in second fiscal quarters of 2007 and 2006, as both periods benefited from various tax credits and certain foreign interest expense deductions.

New orders for the second fiscal quarter of 2007 were $610.2 million compared with $335.1 million for the same period in 2006, an increase of 82.1%, principally reflecting the acquisition of CMC and its backlog.

Six Month Period Ended April 27, 2007 Compared to Six Month Period Ended April 28, 2006

Year-to-date sales increased 25.6% compared with the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Six Months Ended
		April 27, 2007	April 28, 2006

Avionics & Controls	36.9%	$183,819	$134,306
Sensors & Systems	17.7%	184,314	156,647
Advanced Materials	23.8%	201,391	162,651

Total Net Sales		$569,524	$453,604

The 36.9% increase in Avionics & Controls was principally due to incremental sales from the CMC acquisition and higher sales volumes of cockpit controls and medical equipment devices from new OEM programs.

The 17.7% increase in sales of Sensors & Systems reflected higher temperature sensor after-market sales and strong sales of electrical power switching devices from new OEM programs, as well as the effect of exchange rates. Sales in the first six months of fiscal 2007 reflected a stronger U.K. pound and euro relative to the U.S. dollar, as the average exchange rate from the U.K. pound and euro to the U.S. dollar increased from 1.75 and 1.20, respectively, in the first six months of fiscal 2006 to 1.95 and 1.31, respectively, in the first six months of fiscal of 2007.

The 23.8% increase in sales of Advanced Materials principally reflected strong sales across the segment and incremental sales from the acquisition of Darchem in December 2005.

Overall, gross margin as a percentage of sales was 30.5% and 31.7% for the first six months of fiscal 2007 and 2006, respectively. Avionics & Controls segment gross margin was 33.0% and 35.4% for the first six months of fiscal 2007 and 2006, respectively, reflecting the shipment of acquired inventory of CMC, which was valued at fair value. Our gross margin in the third quarter of fiscal 2007 will be further impacted by the shipment of acquired inventory of CMC by approximately $3.4 million. Excluding CMC, Avionics & Controls gross margin was 35.3% and 35.4% for the first six months of fiscal 2007 and 2006, respectively, reflecting increased after-

market spares sales, price increases on certain cockpit control devices, partially offset by price decreases on certain medical equipment due to competitive pressures.

Sensors & Systems segment gross margin was 32.3% and 33.2% for the first six months of fiscal 2007 and 2006, respectively. Gross margin at our U.S. manufacturer of electrical power switching devices declined due to higher material and labor costs principally driven by quality issues on vendor supplied material. The decrease in gross margin also reflected a contract overrun at a small unit which manufactures precision gears and data concentrators. Gross margin at our pressure and temperature sensors operations improved over the prior year reflecting higher after-market sales. Additionally, in the prior-year period, Sensors & Systems absorbed the impact of the move of our sensor indicator operation to a new facility and incurred excess cost of sales due to the production ramp up on the industrial sensors for a relatively new program. Gross margins were impacted by the effect of a weaker U.S. dollar compared with the U.K. pound and euro on U.S. dollar-denominated sales and U.K. pound and euro-denominated cost of sales.

Advanced Materials segment gross margin was 26.4% and 27.0% for the first six months of fiscal 2007 and 2006, respectively. The decrease in Advanced Materials gross margin reflected the continued shut-down of our advanced flares operation at Wallop as a result of the explosion, explained above, and start-up costs at our FR Countermeasures unit acquired in December 2005. These decreases in gross margin were partially offset by improved gross margin at Darchem due to prior-year impact of the shipment of acquired inventories, which were valued at fair market value at acquisition. In addition, gross margins at our U.S. flare operations improved reflecting improved pricing and higher operating efficiencies at our Arkansas flare countermeasure operation. Additionally, gross margins at our elastomer operations improved due to an improved mix of higher margin aerospace sales and an improved recovery of fixed expenses due to higher sales.

Selling, general and administrative expenses (which include corporate expenses) totaled $92.8 million and $76.9 million for the first six months of fiscal 2007 and 2006, respectively, or 16.3% of sales, for the first six months of fiscal 2007 compared with 16.9% for the prior-year period. The increase in the amount of selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses from the CMC, Wallop, FR Countermeasures and Darchem acquisitions. The increase was partially offset by lower medical costs under our self-insured medical plan covering U.S. employees, reflecting a change in our medical plans from principally a co-pay arrangement to a high-deductible plan. The increase in corporate expense principally reflected an adjustment to rent expense and the cost of an option to buy Canadian dollars to cover a portion of the purchase price of CMC.

Research, development and engineering expenses were $32.6 million, or 5.7% of sales for the first six months of fiscal 2007 compared with $23.3 million, or 5.1% of sales, for the first six months of fiscal 2006. The increase in research, development and engineering principally reflected spending on new programs, including the T6-B, A400M primary power distribution assembly, TP400 engine sensors, 787 overhead panel control and 787 environmental control programs. Research, development and engineering spending is expected to be 5% over the second half of fiscal 2007.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first six months of fiscal 2007 totaled $69.3 million, compared with $57.6 million for the prior-year period. Avionics & Controls segment earnings were $23.3 million for the first six months of fiscal 2007 compared with $20.7 million in the prior-year period, principally reflecting strong earnings from our cockpit control and medical equipment devices operation, partially offset by the shipment of acquired inventory of CMC, which was valued at fair value.

Sensors & Systems segment earnings were $14.0 million for the first six months of fiscal 2007 compared with $13.1 million in the prior-year period. The increase in Sensors & Systems earnings reflected mixed results. Results included a charge for the contract overrun described above and lower earnings at our U.S. electrical power switching devices operation, which were partially offset by a reimbursement of research, development and engineering expense negotiated with a customer during the first fiscal quarter of 2007. Operating earnings at our non-U.S. electrical power switching devices operation reflected improved results from increased sales from new OEM programs, which was offset by higher research, development and engineering expenses on the A400M program. The improved results at our pressure and temperature sensors operations reflected higher after-market sales and an increased government subsidy for research and development expenses. Comparing results to the prior-year period, the first six months of fiscal 2006 included a $1.0 million charge due to a customer contract termination.

Advanced Materials segment earnings were $32.0 million for the first six months of fiscal 2007 compared with $23.8 million for the prior-year period, principally reflecting incremental earnings from the Darchem acquisition and improved earnings from our elastomer and Arkansas countermeasure flare operations. Earnings were impacted by start-up costs at our FR Countermeasures unit and low sales at our Wallop operations. Advanced Materials earnings included $4.5 million in business interruption insurance recoveries, net of reserves on certain incremental costs which may not be covered by insurance, as previously discussed.

Interest expense for the first six months of fiscal 2007 was $14.3 million compared with $10.3 million for the prior-year period, reflecting increased borrowings to finance acquisitions and working capital requirements.

The effective income tax rate for the first six months of fiscal 2007 was 22.0% (before a $1.8 million tax benefit), compared with 29.3% (before a $2.9 million reduction of previously estimated tax liabilities) for the first six months of fiscal 2006. The $1.8 million tax benefit in the first six months of 2007 was the result of the retroactive extension of the U.S. Research and Experimentation tax credit that was signed into law on December 21, 2006. The change in the effective tax rate for the first six months of fiscal 2007 reflects the incremental financing costs attributable to CMC’s acquisition in income before income taxes and the effect of including CMC’s tax credits and other tax efficiencies for the second half of fiscal 2007. In addition, for the first six months of 2007, the effective tax rate was favorably impacted by the extension of the U.S. Research and Experimentation tax credit through December 31, 2007. In the first six months of fiscal 2006, the $2.9 million reduction of previously estimated tax liabilities was the result of a favorable tax audit. The effective tax rate differed from the statutory rate in the first six months of 2007 and 2006, as both years benefited from various tax credits and certain foreign interest expense deductions.

New orders for the first six months of fiscal 2007 were $870.5 million compared with $604.2 million for the same period in fiscal 2006, including backlog acquired from CMC. Backlog at April 27, 2007, was $954.4 million compared with $633.4 million at April 28, 2006. Approximately $307.7 million in backlog is scheduled for delivery after fiscal 2007. Most orders in backlog are subject to cancellation until delivery.

Liquidity and Capital Resources

Cash and cash equivalents at April 27, 2007 totaled $60.7 million, an increase of $18.0 million from October 27, 2006. Net working capital increased to $286.7 million at April 27, 2007 from $267.7 million at October 27, 2006. Sources of cash flows from operating activities principally consist of cash received from the sale of products offset by cash payments for material, labor and operating expenses. Cash flows from operating activities were $56.9 million and $17.5 million in the first six months of fiscal 2007 and 2006, respectively. The increase principally reflected higher net earnings, increased cash received from the sale of our products, decreased purchases of inventory and lower payments of income taxes. These increases were partially offset by an increased pension contribution to our U.S. pension plan maintained by Leach in the first quarter of 2007.

Cash flows used by investing activities were $351.7 million and $138.3 million in the first six months of fiscal 2007 and 2006, respectively. The increase in cash used for investing activities mainly reflected cash paid for acquisitions of businesses, partially offset by the proceeds from the sale of short-term investments in the prior-year period.

Cash flows provided by financing activities were $311.6 million and $48.3 million in the first six months of fiscal 2007 and 2006, respectively. The increase in cash provided by financing activities reflected the issuance of $175.0 million Senior Notes due in 2017 and a $25.0 million net increase in credit facilities, offset by the repayment of our $30.0 million 6.4% Senior Notes in accordance with terms and the $40.0 million prepayment of our 6.77% Senior Notes in the first fiscal quarter of 2006.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $33.0 million during fiscal 2007, compared with $26.5 million expended in fiscal 2006. Capital expenditures for the first six months of fiscal 2007 totaled $14.6 million, primarily for machinery and equipment and enhancements to information systems.

Total debt at April 27, 2007 was $617.4 million and consisted of $175.0 million of Senior Notes due in 2017, $175.4 million of Senior Subordinated Notes due in 2013, $112.5 million under our GBP Term Loan, $100.0 million under our U.S. term loan facility, and $54.5 million of various foreign currency debt agreements and other debt agreements, including capital lease obligations. The Senior Notes are due March 1, 2017 and bear an interest rate of 6.625%. The Senior

Subordinated Notes are due June 15, 2013 and bear an interest rate of 7.75%. In September 2003, we entered into an interest rate swap agreement on $75.0 million of our Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed rate for a variable interest rate on $75.0 million of the $175.0 million principal amount outstanding. On November 15, 2005, the $30.0 million 6.4% Senior Notes matured and were paid. Additionally, on November 15, 2005, we prepaid the outstanding principal amount of $40.0 million of our 6.77% Senior Notes due November 15, 2008. Under the terms of the Note Purchase Agreement, we paid an additional $2.2 million make-whole payment, which was recorded as a loss on extinguishment of debt in the first quarter of fiscal 2006. On February 10, 2006, we amended our credit agreement to provide a $100.0 million term loan facility, which may be drawn in U.S. dollars, U.K. pounds or euros. On February 10, 2006 we borrowed U.K. £57.0 million, or approximately $100.0 million, under the term loan facility. We used the proceeds from the loan as working capital for our U.K. operations and to repay a portion of our outstanding borrowings under our revolving credit facility. The principal amount of the loan is payable quarterly commencing on March 31, 2007 through the termination date of November 14, 2010 according to a payment schedule by which 1.25% of the principal amount is paid in each quarter of 2007, 2.50% in each quarter of 2008, 5.00% in each quarter of 2009 and 16.25% in each quarter of 2010. The loan accrues interest at a variable rate based on the British Bankers Association Interest Settlement Rate for deposits in U.K. pounds plus an additional margin amount that ranges from 1.13% to 0.50% depending upon our leverage ratio. At April 27, 2007, the interest rate on the term loan was 6.48%. We also entered into an interest rate swap agreement on the full principal amount of the term loan, exchanging the variable interest rate for a fixed interest rate of 4.75% plus an additional margin amount determined by reference to the Company’s leverage ratio. In addition, in November 2005, we collateralized a $9.9 million letter of credit with an equivalent amount of cash and cash equivalents.

On March 14, 2007, we acquired CMC Electronics Holdings Inc. (CMC) for approximately $337.6 million in cash, including acquisition costs. The acquisition was financed in part with the proceeds of the $175 million Senior Notes due March 1, 2017. In addition, on March 13, 2007, the Company amended its credit agreement to increase the existing revolving credit facility to $200.0 million and to provide an additional $100.0 million U.S. term loan facility. On March 13, 2007 the Company borrowed $60.0 million under the revolving credit facility and $100.0 million under the U.S. term loan facility to pay a portion of the purchase price of the acquisition of CMC; the Company repaid $15.0 million during the second fiscal quarter of 2007.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through April 2008. In addition, we believe that we have adequate access to capital markets to fund future acquisitions.

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

Item 4.         Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 27, 2007. Based upon that evaluation, they concluded as of April 27, 2007 that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of April 27, 2007 that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 4.        Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on March 7, 2007, the shareholders acted on the following proposals:

The election of the following directors for three-year terms expiring at the 2010 annual meeting:

	Votes Cast
Name	For	Withheld

John F. Clearman	21,042,259	617,629
Charles R. Larson	20,884,296	775,592
Jerry D. Leitman	21,140,415	519,473

The election of the following director for a two-year term expiring at the 2009 annual meeting:

	Votes Cast
Name	For	Withheld

Paul V. Haack	20,976,720	683,168

Current directors whose terms are continuing after the 2007 annual meeting are Lewis E. Burns, Robert S. Cline, Robert W. Cremin, Anthony P. Franceschini, and James L. Pierce.

Item 6.        Exhibits

11	Schedule setting forth computation of basic and diluted earnings per common share for the three and six month periods ended April 27, 2007 and April 28, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: June 5, 2007	By:	/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer)