Form 10-Q
period 2007-07-27
ESTERLINE TECHNOLOGIES CORP
filed 2007-08-31
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2007

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

Yes                                                       No              X

As of August 30, 2007, 25,805,269 shares of the issuer’s common stock were outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.           Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of July 27, 2007 and October 27, 2006

(In thousands, except share amounts)

	July 27, 2007	October 27, 2006
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$83,682	$42,638
Cash in escrow	—	4,409
Accounts receivable, net of allowances of $5,349 and $4,338	223,157	191,737
Inventories
Raw materials and purchased parts	110,664	89,480
Work in process	97,270	66,333
Finished goods	43,678	30,033

	251,612	185,846

Income tax refundable	15,601	6,231
Deferred income tax benefits	36,893	27,932
Prepaid expenses	14,056	9,545

Total Current Assets	625,001	468,338

Property, Plant and Equipment	407,144	339,391
Accumulated depreciation	192,594	168,949

	214,550	170,442

Other Non-Current Assets
Goodwill	604,230	366,155
Intangibles, net	371,080	241,657
Debt issuance costs, net of accumulated amortization of $4,219 and $3,204	10,691	5,297
Deferred income tax benefits	16,547	14,790
Other assets	31,372	23,772

	$1,873,471	$1,290,451

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of July 27, 2007 and October 27, 2006

(In thousands, except share amounts)

	July 27, 2007	October 27, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$83,468	$62,693
Accrued liabilities	164,571	121,419
Credit facilities	28,622	8,075
Current maturities of long-term debt	10,245	5,538
Federal and foreign income taxes	7,973	2,874

Total Current Liabilities	294,879	200,599

Long-Term Liabilities
Long-term debt, net of current maturities	555,385	282,307
Deferred income taxes	120,991	72,349
Other liabilities	42,956	23,629

Commitments and Contingencies	—	—

Minority Interest	2,932	3,578

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 25,797,419 and 25,489,651 shares	5,159	5,098
Additional paid-in capital	284,242	270,074
Retained earnings	472,381	400,985
Accumulated other comprehensive income	94,546	31,832

Total Shareholders’ Equity	856,328	707,989

	$1,873,471	$1,290,451

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Nine Month Periods Ended July 27, 2007 and July 28, 2006

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 27, 2007	July 28, 2006	July 27, 2007	July 28, 2006

Net Sales	$326,376	$248,398	$895,900	$702,002
Cost of Sales	226,734	173,041	622,827	483,047

	99,642	75,357	273,073	218,955
Expenses
Selling, general & administrative	55,461	41,560	148,237	118,423
Research, development & engineering	16,952	14,480	49,585	37,752

Total Expenses	72,413	56,040	197,822	156,175

Other
Other (income) expense	7	17	24	(445)
Insurance recovery	(32,857)	—	(37,314)	—

Total Other	(32,850)	17	(37,290)	(445)

Operating Earnings	60,079	19,300	112,541	63,225

Interest income	(821)	(393)	(2,110)	(2,250)
Interest expense	10,790	5,586	25,042	15,881
Loss on extinguishment of debt	—	—	—	2,156

Other Expense, Net	9,969	5,193	22,932	15,787

Income Before Income Taxes	50,110	14,107	89,609	47,438
Income Tax Expense	11,217	2,576	18,096	9,439

Income Before Minority Interest	38,893	11,531	71,513	37,999
Minority Interest	(58)	(308)	(117)	(753)

Net Earnings	$38,835	$11,223	$71,396	$37,246

Earnings Per Share:
Basic	$1.51	$.44	$2.79	$1.47
Diluted	$1.49	$.43	$2.74	$1.44

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Month Periods Ended July 27, 2007 and July 28, 2006

(Unaudited)

(In thousands)

	Nine Months Ended
	July 27, 2007	July 28, 2006
Cash Flows Provided (Used) by Operating Activities
Net earnings	$71,396	$37,246
Minority interest	117	753
Depreciation and amortization	39,539	30,946
Deferred income taxes	(7,728)	(4)
Stock-based compensation	5,105	4,226
Gain on sale of short-term investments	—	(610)
Working capital changes, net of effect of acquisitions Accounts receivable	22,620	5,466
Inventories	(13,583)	(37,311)
Prepaid expenses	(2,172)	183
Accounts payable	3,713	9,875
Accrued liabilities	(9,253)	(11,142)
Federal and foreign income taxes	6,856	(11,381)
Other liabilities	(1,625)	1,234
Other, net	(4,208)	(617)

	110,777	28,864

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(24,334)	(20,399)
Proceeds from sale of capital assets	3,224	1,204
Proceeds from sale of short-term investments	—	63,266
Acquisitions of businesses, net of cash acquired	(344,313)	(189,891)

	(365,423)	(145,820)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Month Periods Ended July 27, 2007 and July 28, 2006

(Unaudited)

(In thousands)

	Nine Months Ended
	July 27, 2007	July 28, 2006

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	$7,557	$3,851
Excess tax benefits from stock option exercises	1,567	487
Debt and other issuance costs	(6,409)	—
Dividends paid to minority interest	(763)	—
Net change in credit facilities	20,322	2,900
Proceeds from issuance of long-term debt	275,000	100,000
Repayment of long-term obligations	(3,755)	(70,907)

	293,519	36,331

Effect of Foreign Exchange Rates on Cash	2,171	963

Net Increase (Decrease) in Cash and Cash Equivalents	41,044	(79,662)

Cash and Cash Equivalents – Beginning of Period	42,638	118,304

Cash and Cash Equivalents – End of Period	$83,682	$38,642

Supplemental Cash Flow Information
Cash Paid for Interest	$21,778	$19,838
Cash Paid for Taxes	11,974	14,575

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended July 27, 2007 and July 28, 2006

1.	The consolidated balance sheet as of July 27, 2007, the consolidated statement of operations for the three and nine month periods ended July 27, 2007 and July 28, 2006, and the consolidated statement of cash flows for the nine month periods ended July 27, 2007 and July 28, 2006 are unaudited, but in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2006 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive, were 384,800 and 345,152 in the third fiscal quarter of 2007 and 2006, respectively. The weighted average number of shares outstanding used to compute basic earnings per share was 25,691,000 and 25,448,000 for the three month periods ended July 27, 2007 and July 28, 2006, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 26,139,000 and 25,867,000 for the three month periods ended July 27, 2007 and July 28, 2006, respectively. The weighted average number of shares outstanding used to compute basic earnings per share was 25,604,000 and 25,390,000 for the nine month periods ended July 27, 2007, and July 28, 2006, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 26,022,000 and 25,809,000 for the nine month periods ended July 27, 2007 and July 28, 2006, respectively.

5.	Recent Accounting Pronouncements

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

In October 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106 and 123(R).” Statement No. 158 requires an entity to:

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

6.	The Company’s comprehensive income is as follows:

(In thousands)	Three Months Ended		Nine Months Ended
	July 27, 2007	July 28, 2006	July 27, 2007	July 28, 2006

Net Earnings	$38,835	$11,223	$71,396	$37,246
Change in Fair Value of Derivative Financial Instruments, Net of Tax	16	105	1,722	1,491
Minimum Pension Liability, Net of Tax	—	—	—	(3,682)
Foreign Currency Translation Adj.	21,152	6,172	60,992	18,056

Comprehensive Income	$60,003	$17,500	$134,110	$53,111

7.	On March 14, 2007, the Company acquired all of the outstanding capital stock of CMC Electronics Inc. (CMC), a leading aerospace/defense avionics company, for approximately $344.3 million in cash, including acquisition costs and an adjustment based on the amount of cash and net working capital as of closing. The acquisition significantly expands the scale of Esterline’s existing Avionics & Controls business. CMC Electronics is included in the Avionics & Controls segment and the results of its operations were included from the effective date of the acquisition.

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

(In thousands)

As of March 14, 2007

Current assets	$98,380
Property, plant and equipment	39,136
Intangible assets subject to amortization
Programs (17 year weighted average useful life)	119,509
Goodwill	207,012

Total assets acquired	464,037

Current liabilities assumed	61,091
Deferred tax liabilities	40,170
Pension and other liabilities	18,481

Net assets acquired	$344,295

Pro Forma Financial Information

The following pro forma financial information shows the results of operations for the three months ended July 28, 2006, and nine months ended July 27, 2007 and July 28, 2006, as though the acquisition of CMC had occurred at the beginning of each respective fiscal year. The pro forma financial information includes, where applicable, adjustments for: (i) the amortization of acquired intangible assets, (ii) additional interest expense on acquisition related borrowings and (iii) the income tax effect on the pro forma adjustments using a statutory tax rate of 32.0%. The pro forma adjustments related to the acquisition of CMC are based on a preliminary purchase price allocation. Differences between the preliminary and final purchase price allocation could have an impact on the pro forma financial information presented and such impact could be material. The pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future.

(In thousands)

	Three Months Ended	Nine Months Ended
	July 28, 2006	July 27, 2007	July 28, 2006

Pro forma net sales	$ 291,655	$967,598	$846,756
Pro forma net income	$ 10,212	$70,439	$35,054

Basic earnings per share as reported	$ .44	$2.79	$1.47
Pro forma basic earnings per share	$ .40	$2.75	$1.38

Diluted earnings per share as reported	$ .43	$2.74	$1.44
Pro forma diluted earnings per share	$ .39	$2.71	$1.36

8.	The Company acquired Wallop Defence Systems Limited (Wallop) and FR Countermeasures from Cobham plc on March 24, 2006 and December 23, 2005, respectively. Wallop and FR Countermeasures, manufacturers of military pyrotechnic countermeasure devices, strengthen the Company’s international and U. S. position in countermeasure devices. The Company paid $65.0 million for both companies, including acquisition costs and an adjustment based on the amount of indebtedness and net working capital as of closing. The Company assumed a $4.2 million obligation at FR Countermeasures. In addition, the Company may pay an additional purchase price up to U.K. £10.0 million, or approximately $20.0 million, depending on the achievement of certain objectives. At the time of the acquisition of Wallop, the Company and the seller agreed that some environmental remedial activities may need to be carried out, and these activities are currently on-going. Under the terms of the Stock Purchase Agreement, a portion of the costs of any environmental remedial activities will be reimbursed by the seller if the cost is incurred within five years of the consummation of the acquisition. Wallop and FR Countermeasures are included in the Advanced Materials segment.

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

On June 26, 2006, an explosion occurred at Wallop, which resulted in one fatality and several minor injuries. The incident destroyed an oven complex for the production of advanced flares and significantly damaged the South facility. Although the South facility is expected to be closed for more than two years due to the requirements of the Health Safety Executive (HSE) to review the cause of the accident, normal operations are continuing at unaffected portions of the facility. The HSE investigation will not be completed until a Coroner’s Inquest is filed, possibly in 2008. Although it is not possible to determine the results of the HSE investigation or how the Coroner will rule, management does not expect to be found in breach of the Health & Safety Act related to the accident and, accordingly, no amounts have been recorded for any potential fines that may be assessed by the HSE. The HSE will also review and approve the plans for repairing or rebuilding the damaged facility.

The operation is insured under a property, casualty and business interruption insurance policy and in June 2007, the Company settled its insurance claim for £24.0 million, including payments already received. During the third quarter of fiscal 2007, the Company recorded insurance recoveries of $32.9 million, net of the write-off of the damaged facility. Insurance recoveries totaled $37.3 million, net of the write-off of the damaged facility, in the first nine months of fiscal 2007.

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

10.

The effective income tax rate for the first nine months of fiscal 2007 was 23.1% (before a $2.6 million tax benefit), compared with 29.5% (before a $4.5 million reduction of previously estimated tax liabilities) for the first nine months of fiscal 2006. The $2.6 million tax benefit in the first nine months of 2007 was the result of the following: 1) a $1.8 million benefit from the retroactive extension of the U.S. Research and Experimentation tax credit that was signed into law on December 21, 2006; 2) a $1.4 million reduction in U.K. subsidiaries’ deferred income taxes resulting from the enactment of a tax law reducing U.K. statutory corporate income tax from 30% to 28%; and 3) a $0.6 million increase of previously estimated tax liabilities due to a reconciliation of prior years’ income tax returns to the provision for income tax. The change in the effective tax rate for the first nine months of fiscal 2007 compared to the prior-year period reflects the incremental financing costs attributable to CMC’s acquisition in income before income taxes and the effect of including CMC’s tax credits and other tax efficiencies. In addition, for the first nine months of fiscal 2007, the effective tax rate was favorably affected by the extension of the U.S. Research and Experimentation tax credit through December 31, 2007. In the first nine months of fiscal 2006, the $4.5 million reduction of previously estimated tax liabilities was the result of a $1.6 million reduction of previously estimated tax liabilities due to the expiration of the statute of limitations and adjustments resulting from a reconciliation of the prior year’s income tax return to the provision for income tax and $2.9 million for favorable settlements of tax audits. The effective tax rate differed from the statutory rate in the first nine months of fiscal 2007 and 2006, as both years benefited from various tax credits and certain foreign interest expense deductions.

11.	As of July 27, 2007, the Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the first nine months of fiscal 2007 and 2006 was $5.1 million and $4.2 million, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements for the first nine months of fiscal 2007 and 2006 was $1.6 million and $1.1 million, respectively.

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

At the end of each offering period, usually six months, shares are purchased by the participants at 85% of the lower of the fair market value on the first day of the offering period or the purchase date. During the first nine months of fiscal 2007, employees purchased 79,404 shares at an average fair market value price of $40.13 per share, leaving a balance of 122,891 shares available for issuance in the future. As of July 27, 2007, deductions aggregating $358,471 were accrued for the purchase of shares on December 15, 2007.

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

	Nine Months Ended
	July 27, 2007	July 28, 2006

Risk-free interest rate (U.S. Treasury zero coupon issues)	5.15%	3.20 – 4.20%
Expected dividend yield	—	—
Expected volatility	21.4 – 39.9%	30.0 – 30.7%
Expected life (months)	6	6

The Company also has an equity incentive plan for officers and key employees. On March 1, 2006, the Company’s shareholders authorized the issuance of an additional 1,000,000 shares of the Company’s common stock under the equity incentive plan. At July 27, 2007, the Company had 2,370,850 shares reserved for issuance to officers and key employees, of which 722,900 shares were available to be granted in the future.

The Board of Directors authorized the Compensation Committee to administer awards granted under the equity incentive plan, including option grants, and to establish the terms of such awards. Awards under the equity incentive plan may be granted to eligible employees of the Company over the 10-year period ending March 3, 2014. Options granted become exercisable ratably over a period of four years following the date of grant and expire on the tenth anniversary of the grant. Option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The weighted-average grant date fair value of options granted during the nine month periods ended July 27, 2007 and July 28, 2006, was $21.55 per share and $22.14 per share, respectively.

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

Nine Months Ended
	July 27, 2007	July 28, 2006

Risk-free interest rate (U.S. Treasury zero coupon issues)	4.31 – 4.82%	4.53 – 5.18%
Expected dividend yield	—	—
Expected volatility	43.3 – 44.3%	45.0%
Expected term (years)	4.5 – 9.5	6.5 – 9.5

The following table summarizes the changes in outstanding options granted under the Company’s stock option plans for the nine month period ended July 27, 2007:

		Weighted Average
	Shares Subject to Option	Remaining Contractual Term (years)	Exercise Price

Outstanding, beginning of period	1,469,000		$25.80
Granted	410,000		40.03
Exercised	(216,100)		20.21
Canceled or expired	(14,950)		35.33

Outstanding, end of period	1,647,950	6.83	$30.02

Exercisable, end of period	872,400	5.23	$23.32

The aggregate intrinsic value of option shares outstanding and exercisable at July 27, 2007 was $26.6 million and $19.9 million, respectively.

The number of option shares vested or that are expected to vest at July 27, 2007 was 1.6 million and the aggregate intrinsic value was $26.4 million. The weighted average exercise price and weighted average remaining contractual term of option shares vested or that are expected to vest at July 27, 2007 was $30.00 and 6.79 years, respectively.

The table below presents stock activity related to stock options exercised in the periods ended July 27, 2007 and July 28, 2006:

(In thousands)	Nine Months Ended
	July 27, 2007	July 28, 2006

Proceeds from stock options exercised	$4,366	$1,309
Tax benefits related to stock options exercised	1,567	736
Intrinsic value of stock options exercised	3,272	1,992

Total unrecognized compensation expense for options that have not vested as of July 27, 2007, is $8.4 million, which will be recognized over a weighted average period of 1.56 years. The total fair value of option shares vested during the period ended July 27, 2007 was $3.4 million.

The following table summarizes information for stock options outstanding at July 27, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (years)	Weighted Average Price	Shares	Weighted Average Price

$ 11.38 – 18.95	351,600	3.98	$15.54	351,600	$15.54
18.96 – 26.24	345,250	5.53	22.97	277,250	22.85
26.25 – 38.90	374,400	7.13	35.14	203,200	34.31
38.91 – 38.91	329,300	9.36	38.91	—	—
38.92 – 45.47	247,400	8.85	40.85	40,350	39.04

12.	The Company’s principal pension plans include a U.S. pension plan maintained by Esterline, non-U.S. plans maintained by CMC, and U.S. and non-U.S. plans maintained by Leach Holding Corporation. Components of net periodic pension cost consisted of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	July 27, 2007	July 28, 2006	July 27, 2007	July 28, 2006
Components of Net Periodic Pension Cost
Service cost	$1,669	$1,085	$3,944	$2,845
Interest cost	3,890	2,522	9,826	7,510
Adjustment	—	1,091	—	1,091
Expected return on plan assets	(5,217)	(3,176)	(13,066)	(9,535)
Amortization of prior service cost	5	5	14	14
Amortization of actuarial loss	69	452	163	1,264

Net Periodic Cost	$416	$1,979	$881	$3,189

The Company’s principal postretirement plans include non-U.S. plans maintained by CMC, which are non-contributory healthcare and life insurance plans. The components of expense for these other retirement benefits consisted of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	July 27, 2007	July 28, 2006	July 27, 2007	July 28, 2006
Components of Net Periodic Pension Cost
Service cost	$87	$—	$127	$—
Interest cost	142	—	208	—

Net Periodic Cost	$229	$—	$335	$—

13.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended		Nine Months Ended
	July 27, 2007	July 28, 2006	July 27, 2007	July 28, 2006
Sales
Avionics & Controls	$121,512	$71,191	$305,331	$205,497
Sensors & Systems	97,418	84,672	281,732	241,319
Advanced Materials	107,446	92,535	308,837	255,186

Total Sales	$326,376	$248,398	$895,900	$702,002

Income from Operations
Avionics & Controls	$9,874	$11,040	$33,159	$31,711
Sensors & Systems	11,044	5,333	25,018	18,416
Advanced Materials	48,524	9,853	80,520	33,669

Segment Earnings	69,442	26,226	138,697	83,796

Corporate expense	(9,356)	(6,909)	(26,132)	(21,016)
Other income (expense)	(7)	(17)	(24)	445
Interest income	821	393	2,110	2,250
Interest expense	(10,790)	(5,586)	(25,042)	(15,881)
Loss on extinguishment of debt	—	—	—	(2,156)

	$50,110	$14,107	$89,609	$47,438

14.

On November 15, 2005, the $30.0 million 6.4% Senior Notes matured and were paid. Additionally, on November 15, 2005, the Company prepaid the outstanding principal amount of the $40.0 million 6.77% Senior Notes due November 15, 2008. Under the terms of the Note Purchase Agreement, the Company paid an additional $2.2 million make-whole payment, which was recorded as a loss on extinguishment of debt in the first fiscal quarter of 2006. On February 10, 2006, the Company amended its credit agreement to provide a $100.0 million term loan facility, which may be drawn in U.S. dollars, U.K. pounds or euros. In addition, the amendment provides that up to $25.0 million of the credit facility and up to $50.0 million of the letter of credit may be drawn in U.K. pounds or euros in addition to U.S. dollars. On February 10, 2006, the Company borrowed U.K. £57.0 million, or approximately $100.0 million, under the term loan facility. The Company used the proceeds from the loan as working capital for its U.K. operations and to repay a portion of its outstanding borrowings under the revolving credit facility. The principal amount of the loan is payable quarterly commencing on March 31, 2007 through the termination date of November 14, 2010, according to a payment schedule by which 1.25% of the principal amount is paid in each quarter of 2007, 2.50% in each quarter of 2008, 5.00% in each quarter of 2009 and 16.25% in each quarter of 2010. The loan accrues interest at a variable rate based on the British Bankers Association Interest Settlement Rate for deposits in U.K. pounds plus an additional margin amount that ranges from 1.13% to 0.50% depending upon the Company’s leverage ratio. At July 27, 2007, the interest rate on the term loan was 6.81%. The Company entered into an interest rate swap agreement on the full principal amount by which the variable interest rate was exchanged for a fixed interest rate of 4.75% plus an additional margin amount determined by reference to the Company’s leverage ratio. In addition, in November 2005, the Company collateralized a $9.9 million letter of credit with an equivalent amount of cash and cash equivalents.

On March 1, 2007, the Company issued $175.0 million in 6.625% Senior Notes due March 1, 2017 and requiring semi-annual interest payments in March and September of each year until maturity. The net proceeds from this offering were used to pay a portion of the purchase price of the acquisition of CMC for approximately $344.3 million, including acquisition costs. The Senior Notes are general unsecured obligations of the Company. The Senior Notes are guaranteed, jointly and severally, by all the existing and future domestic subsidiaries of the Company unless designated as an “unrestricted subsidiary” under the indenture covering the Senior Notes. The Senior Notes are subject to redemption at the option of the Company, in whole or in part, on or after March 1, 2010 at redemption prices starting at 106.625% of the principal amount plus accrued interest during the period beginning March 1, 2007 and declining annually to 100% of principal and accrued interest on March 1, 2012.

On March 13, 2007, the Company amended its credit agreement to increase the existing revolving credit facility to $200.0 million and to provide an additional $100.0 million U.S. term loan facility. On March 13, 2007, Esterline borrowed $60.0 million under the revolving credit facility and $100.0 million under the U.S. term loan facility; the Company repaid $35.0 million through July 27, 2007. The Company used the proceeds to pay a portion of the purchase price of the acquisition of CMC. The principal amount of the U.S. term loan facility is payable quarterly commencing on June 30, 2008 through the termination date of March 13, 2012. According to the payment schedule, the first four payments equal to 1.25% of the initial principal amount, the following eight payments equal to 2.50% of the initial principal amount, the following three payments equal to 5.00% of the initial principal amount, with the final payment equal to 60% of the initial principal amount. The loan accrues interest at a variable rate based on the Eurodollar rate plus an additional margin amount that ranges from 0.625% to 1.250% depending upon the Company’s leverage ratio. As of July 27, 2007, the interest rate on the term loan was 6.30%.

15.

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of July 27, 2007, and October 27, 2006, and for the applicable periods ended July 27, 2007, and July 28, 2006, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Senior Subordinated Notes which include Advanced Input Devices, Inc., Amtech Automated Manufacturing Technology, Angus Electronics Co., Armtec Countermeasures Co., Armtec Countermeasures TNO Co., Armtec Defense Products Co., AVISTA, Incorporated, BVR Technologies Co., CMC DataComm Inc., CMC Electronics Acton Inc., CMC Electronics Aurora Inc., EA

Technologies Corporation, Equipment Sales Co., Esterline Canadian Holding Co., Esterline Sensors Services Americas, Inc., Esterline Technologies Holdings Limited, Esterline Technologies Ltd. (England), H.A. Sales Co., Hauser Inc., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach International Mexico S. de R.L. de C.V. (Mexico), Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., Norwich Aero Products, Inc., Palomar Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., Surftech Finishes Co., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Advanced Input Devices Ltd. (U.K.), Auxitrol S.A., Auxitrol Technologies S.A.S., BAE Systems Canada/Air TV LLC, Beacon Electronics Inc., CMC Electronics Holdings Inc., CMC Electronics Inc., Darchem Engineering Limited, Darchem Holdings Ltd., Darchem Insulation Systems Limited, Esterline Acquisition Ltd. (U.K.), Esterline Canadian Acquisition Company, Esterline Canadian Limited Partnership, Esterline Foreign Sales Corporation (U.S. Virgin Islands), Esterline Input Devices Asia Ltd. (Barbados), Esterline Input Devices Ltd. (Shanghai), Esterline Sensors Services Asia PTE, Ltd. (Singapore), Esterline Technologies Denmark ApS (Denmark), Guizhou Leach-Tianyi Aviation Electrical Company Ltd. (China), Leach International Asia-Pacific Ltd. (Hong Kong), Leach International Europe S.A. (France), Leach International Germany GmbH (Germany), Leach International U.K. (England), Leach Italia Srl. (Italy), LRE Medical GmbH (Germany), ML Wallop Defence Systems Ltd. (U.K.), Muirhead Aerospace Ltd., Norcroft Dynamics Ltd., Pressure Systems International Ltd., TA Mfg. Limited (U.K.), Wallop Defence Systems Limited, Weston Aero Ltd. (England), and Weston Aerospace Ltd. (England). Adjustments have been made to prior-year reported financial statements of the parent, guarantor, non-guarantor and eliminations to conform with the current year’s presentation due to certain reclassifications of guarantor and non-guarantor subsidiaries and to apply the equity method of accounting for certain guarantor subsidiaries. At October 27, 2006, total assets of guarantors increased $95.5 million, total liabilities increased $24.4 million, and total equity increased $71.1 million. Total assets of non-guarantors increased $10.8 million, total liabilities decreased by $110.1 million, and total equity increased $120.9 million. For the three month period ended July 28, 2006, net earnings of guarantors decreased $0.2 million. Net income of non-guarantors increased $1.2 million. For the nine month period ended July 28, 2006, net earnings of guarantors increased $1.3 million. Net income of non-guarantors increased $2.2 million. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies and have fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes.

Condensed Consolidating Balance Sheet as of July 27, 2007.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$11,997	$1,424	$70,261	$—	$83,682
Cash in escrow	—	—	—	—	—
Accounts receivable, net	176	105,826	117,155	—	223,157
Inventories	—	121,283	130,329	—	251,612
Income tax refundable	—	6,737	8,864	—	15,601
Deferred income tax benefits	28,909	—	7,984	—	36,893
Prepaid expenses	104	4,445	9,507	—	14,056
Total Current Assets	41,186	239,715	344,100	—	625,001

Property, Plant & Equipment, Net	2,046	106,557	105,947	—	214,550
Goodwill	—	196,993	407,237	—	604,230
Intangibles, Net	73	71,217	299,790	—	371,080
Debt Issuance Costs, Net	10,691	—	—	—	10,691
Deferred Income Tax Benefits	13,661	—	2,886	—	16,547
Other Assets	4,706	16,087	10,579	—	31,372
Amounts Due (To) From Subsidiaries	195,826	—	—	(195,826)	—
Investment in Subsidiaries	1,237,784	192,766	26,169	(1,456,719)	—
Total Assets	$1,505,973	$823,335	$1,196,708	$ (1,652,545)	$1,873,471

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$ 5,097	$ 19,738	$ 58,633	$ —	$ 83,468
Accrued liabilities	31,812	48,509	84,250	—	164,571
Credit facilities	25,000	—	3,622	—	28,622
Current maturities of long-term debt	8,659	1,130	456	—	10,245
Federal and foreign income taxes	(8,083)	15,493	563	—	7,973
Total Current Liabilities	62,485	84,870	147,524	—	294,879

Long-Term Debt, Net	552,328	1,462	1,595	—	555,385
Deferred Income Taxes	29,120	—	91,871	—	120,991
Other Liabilities	5,712	10,203	27,041	—	42,956
Amounts Due To (From) Subsidiaries	—	68,523	94,469	(162,992)	—
Minority Interest	—	—	2,932	—	2,932
Shareholders’ Equity	856,328	658,277	831,276	(1,489,553)	856,328
Total Liabilities and Shareholders’ Equity	$ 1,505,973	$ 823,335	$ 1,196,708	$ (1,652,545)	$ 1,873,471

Condensed Consolidating Statement of Operations for the three month period ended July 27, 2007.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$189,826	$140,228	$(3,678)	$326,376
Cost of Sales	—	127,712	102,700	(3,678)	226,734

	—	62,114	37,528	—	99,642
Expenses
Selling, general and administrative	—	24,915	30,546	—	55,461
Research, development and engineering	—	6,771	10,181	—	16,952

Total Expenses	—	31,686	40,727	—	72,413

Other
Other (income) expense	—	(1)	8	—	7
Insurance recovery	—	—	(32,857)	—	(32,857)

Total Other	—	(1)	(32,849)	—	(32,850)

Operating Earnings	—	30,429	29,650	—	60,079

Interest income	(4,758)	(1,110)	(8,863)	13,910	(821)
Interest expense	10,568	8,259	5,873	(13,910)	10,790

Other Expense, Net	5,810	7,149	(2,990)	—	9,969

Income (Loss) Before Income Taxes	(5,810)	23,280	32,640	—	50,110
Income Tax Expense (Benefit)	(1,377)	6,897	5,697	—	11,217

Income (Loss) Before
Minority Interest	(4,433)	16,383	26,943	—	38,893

Minority Interest	—	—	(58)	—	(58)

Income (Loss)	(4,433)	16,383	26,885	—	38,835

Equity in Net Income of Consolidated Subsidiaries	43,268	4,269	(668)	(46,869)	—

Net Income (Loss)	$38,835	$20,652	$26,217	$(46,869)	$38,835

Condensed Consolidating Statement of Operations for the nine month period ended July 27, 2007.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$ —	$ 531,467	$ 375,533	$ (11,100)	$ 895,900
Cost of Sales	—	361,966	271,961	(11,100)	622,827

	—	169,501	103,572	—	273,073

Expenses
Selling, general and administrative	—	73,682	74,555	—	148,237
Research, development and engineering	—	19,947	29,638	—	49,585

Total Expenses	—	93,629	104,193	—	197,822

Other
Other expense	—	—	24	—	24
Insurance recovery	—	—	(37,314)	—	(37,314)

Total Other	—	—	(37,290)	—	(37,290)

Operating Earnings	—	75,872	36,669	—	112,541

Interest income	(15,472)	(3,789)	(12,878)	30,029	(2,110)
Interest expense	24,376	16,069	14,626	(30,029)	25,042

Other Expense, Net	8,904	12,280	1,748	—	22,932

Income (Loss) Before Income Taxes	(8,904)	63,592	34,921	—	89,609
Income Tax Expense (Benefit)	(2,060)	14,283	5,873	—	18,096

Income (Loss) Before Minority Interest	(6,844)	49,309	29,048	—	71,513

Minority Interest	—	—	(117)	—	(117)

Income (Loss)	(6,844)	49,309	28,931	—	71,396

Equity in Net Income of Consolidated Subsidiaries	78,240	6,480	(668)	(84,052)	—

Net Income (Loss)	$ 71,396	$ 55,789	$ 28,263	$ (84,052)	$ 71,396

Condensed Consolidating Statement of Cash Flows for the nine month period ended July 27, 2007.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$ 71,396	$ 55,789	$ 28,263	$ (84,052)	$ 71,396
Minority interest	—	—	117	—	117
Depreciation & amortization	—	19,247	20,292	—	39,539
Deferred income taxes	(992)	25	(6,761)	—	(7,728)
Stock-based compensation	—	2,881	2,224	—	5,105
Working capital changes, net of effect of acquisitions
Accounts receivable	125	173	22,322	—	22,620
Inventories	—	(6,999)	(6,584)	—	(13,583)
Prepaid expenses	60	266	(2,498)	—	(2,172)
Accounts payable	4,372	(1,701)	1,042	—	3,713
Accrued liabilities	4,693	(9,746)	(4,200)	—	(9,253)
Federal & foreign income taxes	(10,874)	12,499	5,231	—	6,856
Other liabilities	(659)	205	(1,171)	—	(1,625)
Other, net	61	(1,794)	(2,475)	—	(4,208)

	68,182	70,845	55,802	(84,052)	110,777

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(118)	(11,912)	(12,304)	—	(24,334)
Proceeds from sale of capital assets	—	757	2,467	—	3,224
Acquisitions of businesses, net	—	—	(344,313)	—	(344,313)

	(118)	(11,155)	(354,150)	—	(365,423)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	7,557	—	—	—	7,557
Excess tax benefits from stock option exercises	1,567	—	—	—	1,567
Debt and other issuance costs	(6,409)	—	—	—	(6,409)
Dividends paid to minority interest	—	—	(763)	—	(763)
Net change in credit facilities	20,000	—	322	—	20,322
Proceeds from issuance of long-term debt	275,000	—	—	—	275,000
Repayment of long-term debt	(2,832)	(792)	(131)	—	(3,755)
Net change in intercompany financing	(365,290)	(60,197)	341,435	84,052	—

	(70,407)	(60,989)	340,863	84,052	293,519

Effect of Foreign Exchange Rates on Cash	(3)	51	2,123	—	2,171

Net Increase (Decrease) in Cash and Cash Equivalents	(2,346)	(1,248)	44,638	—	41,044
Cash and Cash Equivalents – Beginning of Period	14,343	2,672	25,623	—	42,638

Cash and Cash Equivalents – End of Period	$ 11,997	$ 1,424	$ 70,261	$ —	$ 83,682

Condensed Consolidating Balance Sheet as of October 27, 2006.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$14,343	$2,672	$25,623	$—	$42,638
Cash in escrow	4,409	—	—	—	4,409
Accounts receivable, net	301	105,584	85,852	—	191,737
Inventories	—	107,864	77,982	—	185,846
Income tax refundable	—	3,394	2,837	—	6,231
Deferred income tax benefits	25,227	5	2,700	—	27,932
Prepaid expenses	164	4,480	4,901	—	9,545
Total Current Assets	44,444	223,999	199,895	—	468,338

Property, Plant & Equipment, Net	2,324	95,070	73,048	—	170,442
Goodwill	—	195,474	170,681	—	366,155
Intangibles, Net	73	75,928	165,656	—	241,657
Debt Issuance Costs, Net	5,297	—	—	—	5,297
Deferred Income Tax Benefits	13,531	—	1,259	—	14,790
Other Assets	2,708	15,344	5,720	—	23,772
Amounts Due To (From)
Subsidiaries	168,889	—	—	(168,889)	—
Investment in Subsidiaries	826,622	192,010	—	(1,018,632)	—
Total Assets	$1,063,888	$797,825	$616,259	$ (1,187,521)	$1,290,451

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$ 725	$ 20,678	$ 41,290	$ —	$ 62,693
Accrued liabilities	30,651	57,455	33,313	—	121,419
Credit facilities	5,000	—	3,075	—	8,075
Current maturities of long-term debt	4,054	—	1,484	—	5,538
Federal and foreign income taxes	2,791	72	11	—	2,874
Total Current Liabilities	43,221	78,205	79,173	—	200,599

Long-Term Debt, Net	278,365	—	3,942	—	282,307
Deferred Income Taxes	27,942	(20)	44,427	—	72,349
Other Liabilities	6,371	9,998	7,260	—	23,629
Amounts Due To (From) Subsidiaries	—	28,228	187,381	(215,609)	—
Minority Interest	—	—	3,578	—	3,578
Shareholders’ Equity	707,989	681,414	290,498	(971,912)	707,989
Total Liabilities and Shareholders’ Equity	$ 1,063,888	$ 797,825	$ 616,259	$ (1,187,521)	$ 1,290,451

Condensed Consolidating Statement of Operations for the three month period ended July 28, 2006.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$ —	$ 157,674	$ 95,044	$ (4,320)	$ 248,398
Cost of Sales	—	109,054	68,307	(4,320)	173,041

	—	48,620	26,737	—	75,357
Expenses
Selling, general and administrative	—	25,257	16,303	—	41,560
Research, development and engineering	—	5,579	8,901	—	14,480

Total Expenses	—	30,836	25,204	—	56,040

Other
Other (income) expense	—	(493)	510	—	17

Total Other	—	(493)	510	—	17

Operating Earnings	—	18,277	1,023	—	19,300

Interest income	(6,768)	(1,249)	(421)	8,045	(393)
Interest expense	5,373	4,198	4,060	(8,045)	5,586

Other Expense, Net	(1,395)	2,949	3,639	—	5,193

Income (Loss) Before Income Taxes	1,395	15,328	(2,616)	—	14,107
Income Tax Expense (Benefit)	381	3,030	(835)	—	2,576

Income (Loss) Before Minority Interest	1,014	12,298	(1,781)	—	11,531

Minority Interest	—	—	(308)	—	(308)

Income (Loss)	1,014	12,298	(2,089)	—	11,223

Equity in Net Income of Consolidated Subsidiaries	10,209	970	—	(11,179)	—

Net Income (Loss)	$ 11,223	$ 13,268	$ (2,089)	$ (11,179)	$ 11,223

Condensed Consolidating Statement of Operations for the nine month period ended July 28, 2006.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$ —	$ 461,969	$ 251,503	$ (11,470)	$ 702,002
Cost of Sales	—	314,830	179,687	(11,470)	483,047

	—	147,139	71,816	—	218,955

Expenses
Selling, general and administrative	—	73,026	45,397	—	118,423
Research, development and engineering	—	16,169	21,583	—	37,752

Total Expenses	—	89,195	66,980	—	156,175

Other
Other (income) expense	—	(873)	428	—	(445)

Total Other	—	(873)	428	—	(445)

Operating Earnings	—	58,817	4,408	—	63,225

Interest income	(15,925)	(3,547)	(1,268)	18,490	(2,250)
Interest expense	15,362	10,326	8,683	(18,490)	15,881
Loss on extinguishment of debt	2,156	—	—	—	2,156

Other Expense, Net	1,593	6,779	7,415	—	15,787

Income (Loss) Before Income Taxes	(1,593)	52,038	(3,007)	—	47,438
Income Tax Expense (Benefit)	(436)	11,568	(1,693)	—	9,439

Income (Loss) Before Minority Interest	(1,157)	40,470	(1,314)	—	37,999

Minority Interest	—	—	(753)	—	(753)

Income (Loss)	(1,157)	40,470	(2,067)	—	37,246

Equity in Net Income of Consolidated Subsidiaries	38,403	3,479	—	(41,882)	—

Net Income (Loss)	$ 37,246	$ 43,949	$ (2,067)	$ (41,882)	$ 37,246

Condensed Consolidating Statement of Cash Flows for the nine month period ended July 28, 2006.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$ 37,246	$ 43,949	$ (2,067)	$ (41,882)	$ 37,246
Minority interest	—	—	753	—	753
Depreciation & amortization	—	17,690	13,256	—	30,946
Deferred income taxes	1,403	(2,058)	651	—	(4)
Stock-based compensation	—	2,773	1,453	—	4,226
Gain on sale of short-term investments	(610)	—	—	—	(610)
Working capital changes, net of effect of acquisitions
Accounts receivable	(90)	6,039	(483)	—	5,466
Inventories	—	(21,778)	(15,533)	—	(37,311)
Prepaid expenses	4	709	(530)	—	183
Accounts payable	8,674	(699)	1,900	—	9,875
Accrued liabilities	(8,481)	(2,089)	(572)	—	(11,142)
Federal & foreign income taxes	(856)	(1,513)	(9,012)	—	(11,381)
Other liabilities	(2,256)	(771)	4,261	—	1,234
Other, net	5	(151)	(471)	—	(617)

	35,039	42,101	(6,394)	(41,882)	28,864

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(131)	(11,485)	(8,783)	—	(20,399)
Proceeds from sale of capital assets	6	382	816	—	1,204
Proceeds from sale of short-term investments	63,266	—	—	—	63,266
Acquisitions of businesses, net	—	(3,519)	(186,372)	—	(189,891)

	63,141	(14,622)	(194,339)	—	(145,820)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	3,851	—	—	—	3,851
Excess tax benefits from stock option exercises	487	—	—	—	487
Net change in credit facilities	—	—	2,900	—	2,900
Proceeds from issuance of long-term debt	100,000	—	—	—	100,000
Repayment of long-term debt	(70,000)	1	(908)	—	(70,907)
Net change in intercompany financing	(197,767)	(27,991)	183,876	41,882	—

	(163,429)	(27,990)	185,868	41,882	36,331

Effect of Foreign Exchange Rates on Cash	—	(32)	995	—	963

Net Decrease in Cash and Cash Equivalents	(65,249)	(543)	(13,870)	—	(79,662)
Cash and Cash Equivalents – Beginning of Period	75,364	2,154	40,786	—	118,304

Cash and Cash Equivalents – End of Period	$ 10,115	$ 1,611	$ 26,916	$ —	$ 38,642

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate our businesses in three segments:   Avionics & Controls, Sensors & Systems and Advanced Materials. The Avionics & Controls segment designs and manufactures integrated cockpit systems, technology interface systems for military and commercial aircraft and land- and sea-based military vehicles, secure communications systems, specialized medical equipment, and other industrial applications. The Sensors & Systems segment produces high-precision temperature and pressure sensors, electrical power switching, control and data communication devices, micro-motors, motion control sensors, and other related systems, principally for aerospace and defense customers. The Advanced Materials segment develops and manufactures thermally engineered components and high-performance elastomer products used in a wide range of commercial aerospace and defense applications, combustible ordnance components and electronic warfare countermeasure devices for defense customers. Sales in all segments include domestic, international, defense and commercial customers.

Our current business and strategic plan focuses on the continued development of our products principally for aerospace and defense markets. We are concentrating our efforts to expand our capabilities in these markets and anticipate the global needs of our customers and respond to such needs with comprehensive solutions. These efforts focus on continuous research and new product development, acquisitions and establishing strategic realignments of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering. On March 14, 2007, we acquired CMC Electronics Holdings, Inc. (CMC) for approximately $344.3 million in cash, including acquisition costs and an adjustment based on the amount of cash and net working capital of CMC as of closing. CMC is a manufacturer of high technology avionics including global positioning systems, head-up displays, enhanced vision systems and electronic flight management systems. The acquisition significantly expands the scale of our existing Avionics & Controls business. CMC is included in the Avionics & Controls segment and the results of its operations were included from the effective date of the acquisition. We acquired Wallop Defence Systems Limited (Wallop) and FR Countermeasures on March 24, 2006 and December 23, 2005, respectively. Wallop and FR Countermeasures are manufacturers of military pyrotechnic countermeasure devices. We paid approximately $65.0 million for both companies, including acquisition costs and an adjustment based on the amount of indebtedness and net working capital as of closing. In addition, we may pay an additional purchase price of up to U.K. £10.0 million, or approximately $20.0 million, depending on the achievement of certain objectives. The acquisitions strengthen our international and U.S. position in countermeasure devices. Wallop and FR Countermeasures are included in our Advanced Materials segment. On December 16, 2005, we acquired Darchem Holdings Limited (Darchem), a manufacturer of thermally engineered components for critical aerospace applications for U.K. £68.7 million (approximately $121.7 million) including acquisition costs and an adjustment based on the amount of cash and net working capital of Darchem as of closing. Darchem holds a leading position in its niche market and fits our engineered-to-order model and is included in our Advanced Materials segment.

Net earnings for the nine month period ended July 27, 2007 were $71.4 million or $2.74 per diluted share, compared with $37.2 million or $1.44 per diluted share in the prior-year period, including a $26.1 million, net of tax or $1.00 per diluted share, insurance recovery. Avionics & Controls performance was strong compared to the prior-year period, offset by the effect of the shipment of acquired inventory of CMC which was required to be valued at fair value as of the date of acquisition. Results in Sensors & Systems improved and Advanced Materials earnings reflected strong sales and earnings as well as the insurance recovery referenced above. Interest expense increased $5.8 million, net of tax, over the prior-year period, reflecting the cost of financing the CMC acquisition. Net earnings for the nine month period ended July 27, 2007 reflected an effective tax rate of 23.1% (before a $2.6 million tax benefit) compared to 29.5% (before a $4.5 million reduction of previously estimated tax liabilities) for the prior-year period. For the nine month period ended July 28, 2006, non-operating expense included a $1.4 million, net of tax, make-whole payment arising from the $40.0 million prepayment of our 6.77% Senior Notes.

Results of Operations

Three Month Period Ended July 27, 2007 Compared to Three Month Period Ended July 28, 2006

Sales for the third fiscal quarter increased 31.4% compared with the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Three Months Ended
		July 27, 2007	July 28, 2006

Avionics & Controls	70.7%	$121,512	$71,191
Sensors & Systems	15.1%	97,418	84,672
Advanced Materials	16.1%	107,446	92,535

Total Net Sales		$326,376	$248,398

The 70.7% increase in Avionics & Controls principally reflected incremental sales from the CMC acquisition. The increase also included higher sales volumes of cockpit controls and medical equipment devices from new OEM programs as well as strong after-market sales.

The 15.1% increase in sales of Sensors & Systems reflected higher temperature sensor sales and strong sales of electrical power switching devices from new OEM programs, as well as the effect of exchange rates. Sales in the third fiscal quarter of 2007 reflected a stronger U.K. pound and euro relative to the U.S. dollar, as the average exchange rate from the U.K. pound and euro to the U.S. dollar increased from 1.84 and 1.26, respectively, in the third fiscal quarter of 2006 to 2.00 and 1.35, respectively, in the third fiscal quarter of 2007.

The 16.1% increase in sales of Advanced Materials principally reflected increased demand from aerospace and defense customers across the segment.

Overall, for the third quarter of fiscal 2007, gross margin as a percentage of sales was 30.5% compared with 30.3% for the third quarter of fiscal 2006. Avionics & Controls segment gross margin was 30.9% and 34.7% for the third fiscal quarter of 2007 and 2006, respectively. The decrease in gross margin reflected the shipment of acquired inventory of CMC, which was valued at fair value at the date of acquisition. CMC’s gross margin in the third fiscal quarter of 2007 was also impacted by the effect of a weaker U.S. dollar compared to the Canadian dollar. Excluding CMC, Avionics & Controls gross margin was 38.1% and 34.7% for the third quarter of fiscal 2007 and 2006, respectively, reflecting increased after-market spares sales and pricing strength on certain cockpit control devices.

Sensors & Systems segment gross margin was 34.6% and 33.5% for the third fiscal quarter of 2007 and 2006, respectively. Gross margin reflected pricing strength in our electrical power switching devices, partially offset by the effect of a weaker U.S. dollar compared with the U.K. pound and euro on U.S. dollar-denominated sales and U.K. pound and euro-denominated cost of sales.

Advanced Materials segment gross margin was 26.4% and 24.1% for the third fiscal quarter of 2007 and 2006, respectively. Gross margin at Darchem as well as our combustible ordnance and elastomer operations increased over the third fiscal quarter of 2006 reflecting improved operational efficiencies and a higher recovery of fixed expenses due to higher sales. Gross margin was adversely impacted by the slow start-up of our FR Countermeasures unit in Tennessee.

Selling, general and administrative expenses (which include corporate expenses) totaled $55.5 million and $41.6 million for the third fiscal quarter of 2007 and 2006, respectively, or 17.0% of sales for the third fiscal quarter of 2007 compared with 16.7% for the third fiscal quarter of 2006. The increase in the amount of selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses from the CMC acquisition and higher corporate expenses. The increase in corporate expenses reflected bank fees associated with the modification of our 2013 indenture to permit non-U.S. subsidiaries to incur debt, severance costs, and increased incentive compensation. These increases were partially offset by a $1.6 million decrease in pension expense. In the third quarter of fiscal 2006, pension expense included a $1.1 million increase in the Leach pension obligation existing as of the acquisition of Leach in August 2004, which was identified during an audit of its pension plan.

Research, development and engineering spending was $17.0 million, or 5.2% of sales, for the third fiscal quarter of 2007 compared with $14.5 million, or 5.8% of sales, for the third fiscal quarter of 2006. The increase in research, development and engineering principally reflected spending on new programs, including the T6-B cockpit avionics system, A400M primary power distribution assembly, TP400 engine sensors, 787 overhead panel control and 787 environmental control programs. Research, development and engineering spending is expected to be about 5% of sales for the fourth quarter of fiscal 2007.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the third fiscal quarter of 2007 totaled $69.4 million, compared with $26.2 million for the third fiscal quarter in 2006. Avionics & Controls segment earnings were $9.9 million for the third fiscal quarter of 2007 compared with $11.0 million for the third fiscal quarter of 2006, principally reflecting strong earnings from our cockpit control and medical equipment devices operations due to increased sales, substantially offset by the impact of the shipment of acquired inventory of CMC as described above.

Sensors & Systems segment earnings were $11.0 million for the third quarter of fiscal 2007 compared with $5.3 million for the third quarter of fiscal 2006. Sensors & Systems earnings principally reflected strong results from our electrical power switching devices operations and even results from our pressure and temperature operations. Comparing the third quarter of fiscal 2007 to the prior-year period, electrical power switching devices operations included a $1.1 million increase in the Leach pension obligation as explained above. Additionally, pressure and temperature operations earnings were impacted by a $1.0 million charge as a result of a customer contract termination in fiscal 2006.

Advanced Materials segment earnings were $48.5 million for the third fiscal quarter of 2007 compared with $9.9 million for the third fiscal quarter of 2006, principally reflecting $32.9 million in business interruption insurance recoveries as well as increased earnings from the Darchem acquisition and improved earnings from our elastomer and combustible ordnance operations. Earnings were impacted by start-up costs at our FR Countermeasures unit and low sales at our Wallop operations. The $32.9 million recovery is related to an explosion that occurred at Wallop on June 26, 2006, which resulted in one fatality and several minor injuries. Although the South facility is expected to be closed for about two years due to the requirements of the Health Safety Executive (HSE) to review the cause of the accident, normal operations are continuing at unaffected portions of the facility. The HSE investigation will not be completed until a Coroner’s Inquest is filed, possibly in 2008. Although it is not possible to determine the results of the HSE investigation or how the Coroner will rule, management does not expect to be found in breach of the Health & Safety Act related to the accident and, accordingly, no amounts have been recorded for any potential fines that may be assessed by the HSE. The HSE will also review and approve the plans and construction of the new flare facility. The $32.9 million insurance recovery is to reimburse the Company for the loss of earnings and damage to its South facility. We expect the South facility to be back in operation at the end of fiscal 2008.

Interest expense for the third fiscal quarter of 2007 was $10.8 million compared with $5.6 million for the third fiscal quarter of 2006, reflecting increased borrowings to finance the CMC acquisition.

The effective income tax rate for the third fiscal quarter of 2007 was 24.0% (before a $0.8 million tax benefit) compared with 29.8% (before a $1.6 million reduction of previously estimated tax liabilities) for the third fiscal quarter of 2006. The $0.8 million tax benefit was the result of a $1.4 million reduction in the U.K. subsidiaries’ deferred income taxes from the enactment of a tax law reducing the U.K. statutory corporate income tax rate from 30% to 28%, partially offset by a $0.6 million increase in previously estimated tax liabilities resulting from a reconciliation of prior years’ income tax returns to the provision for income tax. The $1.6 million reduction of previously estimated tax liabilities was the result of the expiration of the statute of limitations and adjustments resulting from a reconciliation of the prior year’s U.S. income tax return to the provision for income taxes. The effective tax rate differed from the statutory rate in third fiscal quarters of 2007 and 2006 as both periods benefited from various tax credits and certain foreign interest expense deductions.

New orders for the third fiscal quarter of 2007 were $349.8 million compared with $250.6 million for the same period in 2006, reflecting incremental orders from the CMC acquisition, the timing of receiving orders and the underlying strength of the business across all segments.

Nine Month Period Ended July 27, 2007 Compared to Nine Month Period Ended July 28, 2006

Year-to-date sales increased 27.6% compared with the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Nine Months Ended
		July 27, 2007	July 28, 2006

Avionics & Controls	48.6%	$305,331	$205,497
Sensors & Systems	16.7%	281,732	241,319
Advanced Materials	21.0%	308,837	255,186

Total Net Sales		$895,900	$702,002

The 48.6% increase in Avionics & Controls was principally due to incremental sales from the CMC acquisition and higher sales volumes of cockpit controls and medical equipment devices from new OEM programs and after-market demand.

The 16.7% increase in sales of Sensors & Systems reflected higher temperature sensor after-market sales and strong sales of electrical power switching devices from new OEM programs, as well as the effect of exchange rates. Sales in the first nine months of fiscal 2007 reflected a stronger U.K. pound and euro relative to the U.S. dollar, as the average exchange rate from the U.K. pound and euro to the U.S. dollar increased from 1.78 and 1.22, respectively, in the first nine months of fiscal 2006 to 1.97 and 1.33, respectively, in the first nine months of fiscal of 2007.

The 21.0% increase in sales of Advanced Materials reflected strong sales across the segment.

Overall, gross margin as a percentage of sales was 30.5% and 31.2% for the first nine months of fiscal 2007 and 2006, respectively. Avionics & Controls segment gross margin was 32.2% and 35.2% for the first nine months of fiscal 2007 and 2006, respectively, reflecting the shipment of acquired inventory of CMC, which was valued at fair value at the date of acquisition. In addition, CMC’s gross margins were impacted by the effect of a weaker U.S. dollar compared with the Canadian dollar on U.S. dollar-denominated sales and Canadian denominated cost of sales. Excluding CMC, Avionics & Controls gross margin was 36.2% and 35.2% for the first nine months of fiscal 2007 and 2006, respectively, reflecting increased after-market spares sales and pricing strength on certain cockpit control devices.

Sensors & Systems segment gross margin was 33.1% and 33.3% for the first nine months of fiscal 2007 and 2006, respectively. Gross margin in the first nine months of fiscal 2007 was impacted by a contract overrun at a small unit which manufactures precision gears and data concentrators. In addition, gross margins were impacted by the effect of a weaker U.S. dollar compared with the U.K. pound and euro on U.S. dollar-denominated sales and U.K. pound and euro-denominated cost of sales. Pricing strength favorably affected gross margin at our U.S. manufacturer of electrical power switching devices. In addition, in the prior-year period, Sensors & Systems absorbed the impact of the move of our sensor indicator operation to a new facility and incurred excess cost of sales due to the production ramp up on the industrial sensors for a relatively new program.

Advanced Materials segment gross margin was 26.4% and 26.0% for the first nine months of fiscal 2007 and 2006, respectively. The increase in Advanced Materials gross margin was due to strong gross margins at our U.S. flare operations resulting from a more favorable mix of product shipments and improved operating efficiencies at our Arkansas countermeasure flare operation. Additionally, gross margins at our elastomer operations reflected an increased mix of higher margin aerospace sales and an improved recovery of fixed expenses due to higher sales. Comparing the first nine months of fiscal 2007 to 2006, the increase in gross margin also reflected the impact at Darchem of the shipment of acquired inventories, which were valued at fair market at acquisition. Gross margins in the first nine months of fiscal 2007 were impacted by the continued shut-down of our advanced flares operation at Wallop as a result of the explosion, explained above, and start-up costs at our FR Countermeasures unit acquired in December 2005.

Selling, general and administrative expenses (which include corporate expenses) totaled $148.2 million and $118.4 million for the first nine months of fiscal 2007 and 2006, respectively, or 16.5% of sales, for the first nine months of fiscal 2007 compared with 16.9% for the prior-year period. The increase in the amount of selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses from the CMC, Wallop, FR Countermeasures and Darchem acquisitions. The increase in corporate expense principally reflected bank fees associated with the modification of our 2013 indenture to permit non-U.S. subsidiaries to incur debt, severance costs, increased incentive compensation, an adjustment to rent expense, and the cost of an option to buy Canadian dollars to cover a portion of the purchase price of CMC. These increases were partially offset by a $2.3 million decrease in pension expense. In the third quarter of fiscal 2006, pension expense included a $1.1 million increase in the Leach pension obligation existing as of the acquisition of Leach in August 2004, which was identified during an audit of its pension plan.

Research, development and engineering expenses were $49.6 million, or 5.5% of sales for the first nine months of fiscal 2007 compared with $37.8 million, or 5.4% of sales, for the first nine months of fiscal 2006. The increase in research, development and engineering principally reflected spending on new programs, including the T6-B, A400M primary power distribution assembly, TP400 engine sensors, 787 overhead panel control and 787 environmental control programs. Research, development and engineering spending is expected to be about 5% of sales for the fourth quarter of fiscal 2007.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first nine months of fiscal 2007 totaled $138.7 million, compared with $83.8 million for the prior-year period. Avionics & Controls segment earnings were $33.2 million for the first nine months of fiscal 2007 compared with $31.7 million in the prior-year period, principally reflecting strong earnings from our cockpit control and medical equipment devices operation, partially offset by the shipment of acquired inventory of CMC, which was valued at fair value at acquisition. CMC’s earnings were impacted by the effect of a weaker U.S. dollar compared with the Canadian dollar on U.S. dollar-denominated sales and Canadian-denominated cost of sales. Since the acquisition of CMC, the U.S. dollar has declined 10.7% against the Canadian dollar.

Sensors & Systems segment earnings were $25.0 million for the first nine months of fiscal 2007 compared with $18.4 million in the prior-year period. Operating earnings at our electrical power switching devices operation reflected improved results from increased sales from new OEM programs, a reimbursement of research, development and engineering expense negotiated with a customer and price increases, which were partially offset by higher research, development and engineering expenses on the A400M program. The improved results at our pressure and temperature sensors operations reflected higher after-market sales and an increased government subsidy for research and development expenses. Comparing results to the prior-year period, the first nine months of fiscal 2006 included a $1.0 million charge due to a customer contract termination and a $1.1 million increase in the Leach pension obligation as explained above.

Advanced Materials segment earnings were $80.5 million for the first nine months of fiscal 2007 compared with $33.7 million for the prior-year period, principally reflecting $37.3 million in business interruption insurance recoveries, incremental earnings from the Darchem acquisition and improved earnings from our elastomer and Arkansas countermeasure flare operations. Earnings in both years were impacted by start-up costs at our FR Countermeasures unit and low sales at our Wallop operations.

Interest expense for the first nine months of fiscal 2007 was $25.0 million compared with $15.9 million for the prior-year period, reflecting increased borrowings to finance the CMC acquisition.

The effective income tax rate for the first nine months of fiscal 2007 was 23.1% (before a $2.6 million tax benefit), compared with 29.5% (before a $4.5 million reduction of previously estimated tax liabilities) for the first nine months of fiscal 2006. The $2.6 million tax benefit in the first nine months of 2007 was the result of the following: 1) a $1.8 million benefit from the retroactive extension of the U.S. Research and Experimentation tax credit that was signed into law on December 21, 2006; 2) a $1.4 million reduction in U.K. subsidiaries’ deferred income taxes resulting from the enactment of a tax law reducing U.K. statutory corporate income tax from 30% to 28%; and 3) a $0.6 million increase of previously estimated tax liabilities due to a reconciliation of prior years’ income tax return to the provision for income tax. The change in the effective tax rate for the first nine months of fiscal 2007 compared to the prior-year period reflects the incremental financing costs attributable to CMC’s acquisition in income before income taxes and the effect of including CMC’s tax credits and other tax efficiencies. In addition, for the first nine months of fiscal 2007, the effective tax rate was favorably impacted by the extension of the U.S. Research and Experimentation tax credit through December 31, 2007. In the first nine months of fiscal 2006, the $4.5 million reduction of previously estimated tax liabilities was the result of a $1.6 million reduction of previously estimated tax liabilities due to the expiration of the statute of limitations and adjustments resulting from a reconciliation of the prior year’s income tax return to the provision for income tax and $2.9 million for favorable settlements of tax audits. The effective tax rate differed from the statutory rate in the first nine months of 2007 and 2006, as both years benefited from various tax credits and certain foreign interest expense deductions.

New orders for the first nine months of fiscal 2007 were $1,220.3 million compared with $854.8 million for the same period in fiscal 2006, including backlog acquired from CMC. Backlog at July 27, 2007, was $977.9 million compared with $635.6 million at July 28, 2006. Approximately $450.4 million in backlog is scheduled for delivery after fiscal 2007. Most orders in backlog are subject to cancellation until delivery.

Liquidity and Capital Resources

Cash and cash equivalents at July 27, 2007 totaled $83.7 million, an increase of $41.0 million from October 27, 2006. Net working capital increased to $330.1 million at July 27, 2007 from $267.7 million at October 27, 2006. Sources of cash flows from operating activities principally consist of cash received from the sale of products offset by cash payments for material, labor and operating expenses. Cash flows from operating activities were $110.8 million and $28.9 million in the first nine months of fiscal 2007 and 2006, respectively. The increase principally reflected higher net earnings, which included cash received from our insurance carrier, increased cash received from the sale of our products, decreased purchases of inventory and lower payments of income taxes. These increases were partially offset by an increased pension contribution to our U.S. pension plan maintained by Leach in the first quarter of 2007.

Cash flows used by investing activities were $365.4 million and $145.8 million in the first nine months of fiscal 2007 and 2006, respectively. The increase in cash used for investing activities mainly reflected cash paid for acquisitions of businesses, partially offset by the proceeds from the sale of short-term investments in the prior-year period.

Cash flows provided by financing activities were $293.5 million and $36.3 million in the first nine months of fiscal 2007 and 2006, respectively. The increase in cash provided by financing activities reflected the issuance of $175.0 million Senior Notes due in 2017 and a $17.4 million net increase in credit facilities, offset by the repayment of our $30.0 million 6.4% Senior Notes in accordance with terms and the $40.0 million prepayment of our 6.77% Senior Notes in the first fiscal quarter of 2006.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $33.0 million during fiscal 2007, compared with $26.5 million expended in fiscal 2006. Capital expenditures for the first nine months of fiscal 2007 totaled $24.3 million, primarily for machinery and equipment and enhancements to information systems.

Total debt at July 27, 2007 was $594.3 million and consisted of $175.0 million of Senior Notes due in 2017, $173.4 million of Senior Subordinated Notes due in 2013, $112.6 million under our GBP Term Loan, $100.0 million under our U.S. term loan facility, and $33.3 million of various foreign currency debt agreements and other debt agreements, including capital lease obligations. The Senior Notes are due March 1, 2017 and bear an interest rate of 6.625%. The Senior Subordinated Notes are due June 15, 2013 and bear an interest rate of 7.75%. In September 2003, we entered into an interest rate swap agreement on $75.0 million of our Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed rate for a variable interest rate on $75.0 million of the $175.0 million principal amount outstanding. On November 15, 2005, the $30.0 million 6.4% Senior Notes matured and were paid. Additionally, on November 15, 2005, we prepaid the outstanding principal amount of $40.0 million of our 6.77% Senior Notes due November 15, 2008. Under the terms of the Note Purchase Agreement, we paid an additional $2.2 million make-whole payment, which was recorded as a loss on extinguishment of debt in the first quarter of fiscal 2006. On February 10, 2006, we amended our credit agreement to provide a $100.0 million term loan facility, which may be drawn in U.S. dollars, U.K. pounds or euros. On February 10, 2006 we borrowed U.K. £57.0 million, or approximately $100.0 million, under the term loan facility. We used the proceeds from the loan as working capital for our U.K. operations and to repay a portion of our outstanding borrowings under our revolving credit facility. The principal amount of the loan is payable quarterly commencing on March 31, 2007 through the termination date of November 14, 2010 according to a payment schedule by which 1.25% of the principal amount is paid in each quarter of 2007, 2.50% in each quarter of 2008, 5.00% in each quarter of 2009 and 16.25% in each quarter of 2010. The loan accrues interest at a variable rate based on the British Bankers Association Interest Settlement Rate for deposits in U.K. pounds plus an additional margin amount that ranges from 1.13% to 0.50% depending upon our leverage ratio. At July 27, 2007, the interest rate on the term loan was 6.81%. We also entered into an interest rate swap agreement on the full principal amount of the term loan, exchanging the variable interest rate for a fixed interest rate of 4.75% plus an additional margin amount determined by reference to the Company’s leverage ratio. In addition, in November 2005, we collateralized a $9.9 million letter of credit with an equivalent amount of cash and cash equivalents.

On March 14, 2007, we acquired CMC Electronics Holdings Inc. (CMC) for approximately $344.3 million in cash, including acquisition costs. The acquisition was financed in part with the proceeds of the $175 million Senior Notes due March 1, 2017. In addition, on March 13, 2007, the Company amended its credit agreement to increase the existing revolving credit facility to $200.0 million and to provide an additional $100.0 million U.S. term loan facility. On March 13, 2007 the Company borrowed $60.0 million under the revolving credit facility and

$100.0 million under the U.S. term loan facility to pay a portion of the purchase price of the acquisition of CMC; the Company repaid $35.0 million through July 27, 2007.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through July 2008. In addition, we believe that we have adequate access to capital markets to fund future acquisitions.

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

Item 4.          Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 27, 2007. Based upon that evaluation, they concluded as of July 27, 2007 that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of July 27, 2007 that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 6.         Exhibits

4.1	Supplemental Indenture, dated as of June 27, 2007, among Esterline Technologies Corporation, the Subsidiary Guarantors set forth on the signature pages to the Indenture and The Bank of New York Trust Company, N.A. (Incorporated herein by reference to Exhibit 4.1 to Esterline Technologies Corporation’s Current Report on Form 8-K dated June 28, 2007 [Commission File No. 1-6357].)

4.2	Supplemental Indenture, dated as of July 26, 2007, among Esterline Technologies Corporation, the Subsidiary Guarantors set forth on the signature pages to the Indenture and Wells Fargo Bank, N.A. (Incorporated herein by reference to Exhibit 4.4 to Esterline Technologies Corporation’s Amendment No. 1 to Registration Statement on Form S-4 filed August 6, 2007 [Commission File No. 333-144161].)

4.3	Amendment to 2007 Registration Rights Agreement, dated July 31, 2007, among Esterline Technologies Corporation, the Guarantors set forth on the signature pages to the Registration Rights Agreement and the Initial Purchasers. (Incorporated herein by reference to Exhibit 4.4 to Esterline Technologies Corporation’s Amendment No. 1 to Registration Statement on Form S-4 filed August 6, 2007 [Commission File No. 333-144161].)

11	Schedule setting forth computation of basic and diluted earnings per common share for the three and nine month periods ended July 27, 2007 and July 28, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: August 31, 2007	By:	/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer,
Secretary and Treasurer (Principal Financial Officer)