Form 10-Q
period 2008-02-01
ESTERLINE TECHNOLOGIES CORP
filed 2008-03-06
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2008

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

Yes               X                                    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒             Accelerated filer    ☐

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)     Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                                       No              X

As of March 3, 2008, 29,406,376 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of February 1, 2008 and October 26, 2007

(In thousands, except share amounts)

	February 1, 2008	October 26, 2007
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$106,509	$147,069
Accounts receivable, net of allowances of $5,367 and $5,378	232,225	262,087
Inventories
Raw materials and purchased parts	119,459	111,997
Work in process	109,998	99,103
Finished goods	45,003	47,076

	274,460	258,176

Income tax refundable	11,795	11,580
Deferred income tax benefits	31,171	37,830
Prepaid expenses	15,658	13,256
Other current assets	298	—

Total Current Assets	672,116	729,998

Property, Plant and Equipment	425,315	418,788
Accumulated depreciation	210,278	201,367

	215,037	217,421

Other Non-Current Assets
Goodwill	655,887	656,865
Intangibles, net	351,535	365,317
Debt issuance costs, net of accumulated amortization of $5,028 and $4,618	8,782	9,192
Deferred income tax benefits	43,576	43,670
Other assets	26,385	27,843

	$1,973,318	$2,050,306

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of February 1, 2008 and October 26, 2007

(In thousands, except share amounts)

	February 1, 2008	October 26, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$88,041	$90,257
Accrued liabilities	155,328	187,596
Credit facilities	5,911	8,634
Current maturities of long-term debt	6,688	12,166
Federal and foreign income taxes	10,632	11,247

Total Current Liabilities	266,600	309,900

Long-Term Liabilities
Long-term debt, net of current maturities	396,623	455,002
Deferred income taxes	125,479	123,758
Other liabilities	51,255	36,852

Commitments and Contingencies	—	—

Minority Interest	2,990	2,968

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 29,405,876 and 29,364,269 shares	5,881	5,873
Additional paid-in capital	479,432	475,816
Retained earnings	523,514	493,269
Accumulated other comprehensive income	121,544	146,868

Total Shareholders’ Equity	1,130,371	1,121,826

	$1,973,318	$2,050,306

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Month Periods Ended February 1, 2008 and January 26, 2007

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	February 1, 2008	January 26, 2007

Net Sales	$372,429	$257,244
Cost of Sales	252,387	182,675

	120,042	74,569
Expenses
Selling, general & administrative	61,602	42,375
Research, development & engineering	22,725	13,551

Total Expenses	84,327	55,926
Other
Other income	—	(10)
Insurance recovery	—	(1,647)

Total Other	—	(1,657)

Operating Earnings	35,715	20,300

Interest income	(1,385)	(504)
Interest expense	7,906	5,524
Gain on derivative financial instrument	(1,850)	—

Other Expense, Net	4,671	5,020

Income Before Income Taxes	31,044	15,280
Income Tax Expense	38	2,385

Income Before Minority Interest	31,006	12,895
Minority Interest	(22)	(94)

Net Earnings	$30,984	$12,801

Earnings Per Share:
Basic	$1.05	$.50
Diluted	$1.04	$.49

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Month Periods Ended February 1, 2008 and January 26, 2007

(Unaudited)

(In thousands)

	Three Months Ended
	February 1, 2008	January 26, 2007
Cash Flows Provided (Used) by Operating Activities
Net earnings	$30,984	$12,801
Minority interest	22	94
Depreciation and amortization	16,059	11,352
Deferred income taxes	(4,515)	(483)
Share-based compensation	1,916	1,595
Working capital changes, net of effect of acquisitions Accounts receivable	27,847	19,429
Inventories	(17,697)	(3,056)
Prepaid expenses	(2,462)	(2,450)
Other current assets	(304)	—
Accounts payable	(1,641)	(6,626)
Accrued liabilities	(10,678)	(19,777)
Federal and foreign income taxes	(4,051)	(1,499)
Other liabilities	(395)	731
Other, net	451	(2,352)

	35,536	9,759

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(9,584)	(7,384)
Proceeds from sale of capital assets	362	525

	(9,222)	(6,859)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Month Periods Ended February 1, 2008 and January 26, 2007

(Unaudited)

(In thousands)

	Three Months Ended
	February 1, 2008	January 26, 2007

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	1,707	2,318
Excess tax benefits from stock options exercised	1	302
Net change in credit facilities	(2,646)	(107)
Repayment of long-term debt, net	(64,305)	(311)
Dividends paid to minority interest	—	(354)

	(65,243)	1,848

Effect of Foreign Exchange Rates on Cash	(1,631)	878

Net Increase (Decrease) in Cash and Cash Equivalents	(40,560)	5,626

Cash and Cash Equivalents – Beginning of Period	147,069	42,638

Cash and Cash Equivalents – End of Period	$106,509	$48,264

Supplemental Cash Flow Information
Cash Paid for Interest	$8,686	$8,670
Cash Paid for Taxes	8,423	2,856

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Periods Ended February 1, 2008 and January 26, 2007

1.	The consolidated balance sheet as of February 1, 2008, the consolidated statement of operations for the three month periods ended February 1, 2008, and January 26, 2007, and the consolidated statement of cash flows for the three month periods ended February 1, 2008, and January 26, 2007, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2007, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America. The first fiscal quarter of 2008 was 14 weeks, while the first fiscal quarter of 2007 was 13 weeks.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 283,392 and 396,186 in the first fiscal quarter of 2008 and 2007, respectively. The weighted average number of shares outstanding used to compute basic earnings per share was 29,386,000 and 25,529,000 for the first fiscal quarter in 2008 and 2007, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 29,811,000 and 25,930,000 for the first fiscal quarter in 2008 and 2007, respectively.

5.	Recent Accounting Pronouncements

On December 4, 2007, the Financial Accounting Standards Board issued Financial Accounting Standard No. 141(R), “Business Combinations,” (Statement No. 141(R)) and Statement No. 160, “Accounting and Reporting of Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51,” (Statement No. 160). These new standards will significantly change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. Statement No. 141(R) and Statement No. 160 are required to be adopted simultaneously and are effective for fiscal 2010.

The significant changes in the accounting for business combination transactions under Statement No. 141(R) include:

•	Recognition, with certain exceptions, of 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests of acquired businesses.

•

Measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date. With the effectiveness of Statement No. 141(R), the “agreement and announcement date” measurement principles in EITF Issue 99-12 will be nullified.

•	Recognition of contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings.

•

With the one exception described in the last sentence of this section, recognition of pre-acquisition gain and loss contingencies at their acquisition-date fair values. Subsequent accounting for pre-acquisition loss contingencies is based on the greater of acquisition-date fair value or the amount calculated pursuant to FASB Statement No. 5, “Accounting for Contingencies,” (Statement No. 5). Subsequent accounting for pre-acquisition gain contingencies is based on the lesser of acquisition-date fair value or the best estimate of the future settlement amount. Adjustments after the acquisition date are made only upon the receipt of new information on the possible outcome of the contingency, and changes to the measurement of pre-acquisition contingencies are recognized in ongoing results of operations. Absent new information, no adjustments to the acquisition-date fair value are made until the contingency is resolved. Pre-acquisition contingencies that are both (1) non-contractual and (2) as of the acquisition date are “not more likely than not” of materializing are not recognized in acquisition accounting and, instead, are accounted for based on the guidance in Statement No. 5, “Accounting for Contingencies.”

•

Capitalization of in-process research and development (IPR&D) assets acquired at acquisition date fair value. After acquisition, apply the indefinite-lived impairment model (lower of basis or fair value) through the development period to capitalized IPR&D without amortization. Charge development costs incurred after acquisition to results of operations. Upon completion of a successful development project, assign an estimated useful life to the amount then capitalized, amortize over that life, and consider the asset a definite-lived asset for impairment accounting purposes.

•	Recognition of acquisition-related transaction costs as expense when incurred.

•	Recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in Statement No. 146 are met as of the acquisition date.

With the effectiveness of Statement No. 141(R), the EITF Issue 95-3 concepts of “assessing, formulating, finalizing and committing/communicating” that currently pertain to recognition in purchase accounting of an acquisition-related restructuring plan will be nullified.

•

Recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense. Also, changes after the acquisition date in an acquired entity’s valuation allowance or tax uncertainty established at the acquisition date are accounted for as adjustments to income tax expense.

The Company is currently evaluating the impact of Statement No. 141(R) and Statement No. 160 on the Company’s financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (Statement No. 159). Statement No. 159 permits entities to choose to measure certain eligible financial assets and financial liabilities at fair value (the fair value option). Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. Statement No. 159 is effective for the Company’s fiscal year ending October 30, 2009. The Company is currently evaluating the impact, if any, of Statement No. 159 on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (Statement No. 157). Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Statement No. 157 indicates, among other things, that a fair value measurement assumes the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Statement No. 157 is effective for the Company’s year ending October 30, 2009. The Company is currently evaluating the impact of Statement No. 157 on the Company’s financial statements.

6.	The Company’s comprehensive income is as follows:

(In thousands)	Three Months Ended
	February 1, 2008	January 26, 2007

Net Earnings	$30,984	$12,801
Change in Fair Value of Derivative Financial Instruments,
Net of Tax (Expense) Benefit of $981 and $(578)	(1,796)	981
Foreign Currency Translation Adjustment	(23,528)	9,935

Comprehensive Income	$5,660	$23,717

7.	On March 14, 2007, the Company acquired all of the outstanding capital stock of CMC Electronics Inc. (CMC), a leading aerospace/defense avionics company, for approximately $344.5 million in cash, including acquisition costs and an adjustment based on the amount of cash and net working capital as of closing. The acquisition significantly expands the scale of the Company’s existing Avionics & Controls business. CMC is included in the Avionics & Controls segment.

The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based upon a preliminary valuation analysis. The Company has not finalized the allocation of the purchase price to tangible and intangible assets and acquired net operating losses, unused tax credits and tax basis of acquired assets and liabilities. The purchase price includes the value of future development of existing technologies, the introduction of new technologies, and the addition of new customers. A significant portion of the valuation of CMC was based upon the successful development and manufacture of the cockpit integration system for the T-6B military trainer for the U.S. military and international markets. Additionally, the valuation assumes the continued funding of research and development by the Canadian government through subsidies and research and development tax credits. The Company recorded goodwill of $210.1 million. The amount allocated to goodwill is not expected to be deductible for income tax purposes.

(In thousands)
As of March 14, 2007
Current assets	$89,184
Property, plant and equipment	39,136
Intangible assets subject to amortization Programs (15 year weighted average useful life)	83,189
Trade names	22,370
Goodwill	210,098
Deferred income tax benefit	23,261

Total assets acquired	467,238

Current liabilities assumed	68,495
Deferred tax liabilities	35,747
Pension and other liabilities	18,481

Net assets acquired	$344,515

8.	The effective income tax rate for the first fiscal quarter of 2008 was 22.1% (before a $6.9 million tax benefit) compared with 29.1% (before a $2.1 million tax benefit) for the prior-year period. The $6.9 million tax benefit in the first fiscal quarter of 2008 was the result of two events. The first event was the settlement of an examination of the U.S. federal income tax returns for fiscal years 2003 through 2005, which resulted in a $2.8 million reduction of previously estimated income tax liabilities. The second event was the enactment of tax laws reducing the Canadian statutory corporate income tax rate, which resulted in a $4.1 million net reduction of deferred income tax liabilities. The $2.1 million tax benefit in the first fiscal quarter of 2007 was the result of the retroactive extension of the U.S. Research and Experimentation tax credit that was signed into law on December 21, 2006. The effective tax rate differed from the statutory rate in the first fiscal quarters of 2008 and 2007, as both years benefited from various tax credits and certain foreign interest expense deductions.

In June 2005, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes by establishing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, derecognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. In addition, FIN 48 provides guidance on interest and penalties, accounting in interim periods, and transition.

The Company adopted the provisions of FIN 48 effective October 27, 2007. Of the $9.2 million cumulative effect of adopting FIN 48, $0.7 million was recorded as a reduction to retained earnings and $8.5 million was recorded as acquired goodwill. As of the adoption date, the Company had gross unrecognized tax benefits of $27.4 million, of which $25.7 million was recorded within other liabilities and $1.7 million was recorded in deferred taxes in the consolidated balance sheet. Management estimates that $4.1 million of the $27.4 million would affect the effective income tax rate if recognized. During the first fiscal quarter of 2008, a decrease of $10.6 million of the unrecognized tax benefits resulted from the settlement of an examination of the U.S. federal income tax returns for fiscal years 2003 through 2005. Of the $10.6 million decrease, $1.5 million affected the first fiscal quarter income tax rate and $9.1 million was recorded as a reduction of goodwill. The total amount of unrecognized tax benefits may decrease $0.2 million based on the reasonably possible resolution of certain tax matters within the next 12 months.

The Company recognizes interest related to unrecognized tax benefits in income tax expense. As of October 27, 2007, the total amount of interest recognized within other liabilities in the consolidated balance sheet was $1.5 million. During the first fiscal quarter of 2008, as a result of settling the examination of U. S. federal income tax returns for fiscal years 2003 through 2005, there was a $1.3 million reduction of the interest related to the unrecognized tax benefits.

The Company and/or one or more of its subsidiaries files income tax returns in the U. S. federal jurisdiction and various states and foreign jurisdictions. The Company and/or one or more of its subsidiaries is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax Jurisdiction	Years No Longer Subject to Audit

U.S. Federal	2005 and prior
Canada	2003 and prior
France	2004 and prior
Germany	2003 and prior
United Kingdom	2003 and prior

9.	As of February 1, 2008, the Company had two share-based compensation plans – an employee stock purchase plan and an equity incentive plan. The compensation cost that has been charged against income for those plans for the first fiscal quarters of 2008 and 2007 was $1.9 million and $1.6 million, respectively. During the first fiscal quarters of 2008 and 2007, the Company issued 41,607 and 89,825 shares, respectively, under its employee stock plans.

The fair value of the awards under the employee stock purchase plan was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table.

	Three Months Ended
	February 1, 2008	January 26, 2007

Risk-free interest rate (U.S. Treasury zero coupon issues)	3.32 – 5.15%	5.15%
Expected dividend yield	—	—
Expected volatility	21.4 – 34.8%	39.9%
Expected life (months)	6	6

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 329,300 options and 331,500 options in the three-month periods ended February 1, 2008 and January 26, 2007, respectively. The weighted-average grant date fair value of options granted during the three-month periods ended February 1, 2008, and January 26, 2007, was $26.32 per share and $21.21 per share, respectively.

The fair value of each option granted by the Company was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table.

Three Months Ended
	February 1, 2008	January 26, 2007

Risk-free interest rate (U.S. Treasury zero coupon issues)	3.65 – 4.53%	4.32 – 4.76%
Expected dividend yield	—	—
Expected volatility	36.2 – 42.9%	43.7 – 44.3%
Expected life (years)	4.5 – 9.5	4.5 –9.5

10.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline, non-U.S. plans maintained by CMC, and U.S. and non-U.S. plans maintained by Leach Holding Corporation. Components of periodic pension cost consisted of the following:

(In thousands)	Three Months Ended
	February 1, 2008	January 26, 2007

Components of Net Periodic Pension Cost
Service cost	$1,801	$979
Interest cost	4,389	2,666
Expected return on plan assets	(5,671)	(3,531)
Amortization of prior service cost	5	4
Amortization of actuarial loss	50	47

Net Periodic Cost	$574	$165

The Company’s principal post-retirement plans include non-U.S. plans maintained by CMC, which are non-contributory healthcare and life insurance plans. The components of expense of these other retirement benefits consisted of the following:

(In thousands)
Three Months Ended
February 1, 2008
Components of Net Periodic Pension Cost
Service cost	$99
Interest cost	166
Amortization of actuarial loss	4

Net Periodic Cost	$269

11.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended
	February 1, 2008	January 26, 2007

Sales
Avionics & Controls	$138,526	$73,858
Sensors & Systems	113,027	87,838
Advanced Materials	120,876	95,548

Total Sales	$372,429	$257,244

Income from Continuing Operations
Avionics & Controls	$14,743	$11,565
Sensors & Systems	14,637	5,776
Advanced Materials	15,649	10,935

Segment Earnings	45,029	28,276

Corporate expense	(9,314)	(7,986)
Other income	—	10
Interest income	1,385	504
Interest expense	(7,906)	(5,524)
Gain on derivative financial instrument	1,850	—

	$31,044	$15,280

12.	The Company paid down £31.0 million of the £57.0 GBP million term loan during the quarter and terminated the interest rate swap on the U.K pound denominated note for a gain of $1.9 million.

13.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of February 1, 2008, and October 26, 2007, and for the applicable periods ended February 1, 2008, and January 26, 2007, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Senior Subordinated Notes due 2013 (Senior Subordinated Notes) and Senior Notes due 2017 (Senior Notes) which include Advanced Input Devices, Inc., Amtech Automated Manufacturing Technology, Angus Electronics Co., Armtec Countermeasures Co., Armtec Countermeasures TNO Co., Armtec Defense Products Co., AVISTA, Incorporated, BVR Technologies Co., CMC DataComm Inc., CMC Electronics Acton Inc., CMC Electronics Aurora Inc., EA Technologies Corporation, Equipment Sales Co., Esterline Canadian Holding Co., Esterline International Company (China), Esterline Sensors Services Americas, Inc., Esterline Technologies Holdings Limited, Esterline Technologies Ltd. (England), H.A. Sales Co., Hauser Inc., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach International Mexico S. de R.L. de C.V. (Mexico), Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., Norwich Aero Products, Inc., Palomar Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., Surftech Finishes Co., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Advanced Input Devices Ltd. (U.K.), Auxitrol S.A., BAE Systems Canada/Air TV LLC, Beacon Electronics Inc., CMC Electronics Inc., Darchem Engineering Limited, Darchem Holdings Ltd., Darchem Insulation Systems Limited, Esterline Acquisition Ltd. (U.K.), Esterline Canadian Acquisition Company, Esterline Canadian Limited Partnership, Esterline Foreign Sales Corporation (U.S. Virgin Islands), Esterline Input Devices Asia Ltd. (Barbados), Esterline Input Devices Ltd. (Shanghai), Esterline Mexico S. de R.L. de C.V. (Mexico), Esterline Sensors Services Asia PTE, Ltd. (Singapore), Esterline Technologies Denmark ApS (Denmark), Guizhou Leach-Tianyi Aviation Electrical Company Ltd. (China), Leach International Asia-Pacific Ltd. (Hong Kong), Leach International Europe S.A. (France), Leach International Germany GmbH (Germany), Leach International U.K. (England), Leach Italia Srl. (Italy), LRE Medical GmbH (Germany), Wallop Industries Limited (U.K.), Muirhead Aerospace Ltd., Norcroft Dynamics Ltd., Pressure Systems International Ltd., TA Mfg. Limited (U.K.), Wallop Defence Systems Limited, Weston Aero Ltd. (England), and Weston Aerospace Ltd. (England). The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes. The net assets, net loss and cash flows of CMC DataComm Inc., CMC Electronics Acton Inc. and CMC Electronics Aurora Inc. are included with Non-Guarantor Subsidiaries until the allocation of the purchase price related to the CMC acquisition is complete. The net assets and net loss for the first fiscal quarter of 2008 for CMC DataComm Inc., CMC Electronics Acton Inc. and CMC Electronics Aurora Inc. were $17.5 million and $0.2 million, respectively.

Condensed Consolidating Balance Sheet as of February 1, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$39,045	$1,011	$66,453	$—	$106,509
Accounts receivable, net	117	109,251	122,857	—	232,225
Inventories	—	121,547	152,913	—	274,460
Income tax refundable	—	—	11,795	—	11,795
Deferred income tax benefits	23,269	(1)	7,903	—	31,171
Prepaid expenses	26	5,150	10,482	—	15,658
Other current assets	—	—	298	—	298
Total Current Assets	62,457	236,958	372,701	—	672,116

Property, Plant & Equipment, Net	2,378	103,549	109,110	—	215,037
Goodwill	—	202,109	453,778	—	655,887
Intangibles, Net	—	68,138	283,397	—	351,535
Debt Issuance Costs, Net	8,782	—	—	—	8,782
Deferred Income Tax Benefits	13,324	(1,081)	31,333	—	43,576
Other Assets	3,027	15,269	8,089	—	26,385
Amounts Due (To) From Subsidiaries	212,608	—	—	(212,608)	—
Investment in Subsidiaries	1,290,402	205,720	24,047	(1,520,169)	—
Total Assets	$1,592,978	$830,662	$1,282,455	$(1,732,777)	$1,973,318

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$ 1,050	$ 23,293	$ 63,698	$ —	$ 88,041
Accrued liabilities	15,161	50,715	89,452	—	155,328
Credit facilities	—	—	5,911	—	5,911
Current maturities of long-term debt	4,875	1,125	688	—	6,688
Federal and foreign income taxes	828	(5,269)	15,073	—	10,632
Total Current Liabilities	21,914	69,864	174,822	—	266,600

Long-Term Debt, Net	393,980	913	1,730	—	396,623
Deferred Income Taxes	32,492	—	92,987	—	125,479
Other Liabilities	14,221	7,263	29,771	—	51,255
Amounts Due To (From) Subsidiaries	—	38,528	105,340	(143,868)	—
Minority Interest	—	—	2,990	—	2,990
Shareholders’ Equity	1,130,371	714,094	874,815	(1,588,909)	1,130,371
Total Liabilities and Shareholders’ Equity	$ 1,592,978	$ 830,662	$ 1,282,455	$ (1,732,777)	$ 1,973,318

Condensed Consolidating Statement of Operations for the three month period ended February 1, 2008.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$197,543	$181,539	$(6,653)	$372,429
Cost of Sales	—	135,844	123,196	(6,653)	252,387

	—	61,699	58,343	—	120,042

Expenses
Selling, general and administrative	—	29,074	32,528	—	61,602
Research, development and engineering	—	6,667	16,058	—	22,725

Total Expenses	—	35,741	48,586	—	84,327

Other
Other income	—	—	—	—	—

Total Other	—	—	—	—	—

Operating Earnings	—	25,958	9,757	—	35,715

Interest income	(5,897)	(963)	(11,148)	16,623	(1,385)
Interest expense	7,570	5,771	11,188	(16,623)	7,906
Gain on derivative financial instrument	(1,850)	—	—	—	(1,850)

Other Expense, Net	(177)	4,808	40	—	4,671

Income (Loss) Before Taxes	177	21,150	9,717	—	31,044
Income Tax Expense (Benefit)	40	1,850	(1,852)	—	38

Income (Loss) Before Minority Interest	137	19,300	11,569	—	31,006

Minority Interest	—	—	(22)	—	(22)

Income (Loss)	137	19,300	11,547	—	30,984

Equity in Net Income of Consolidated Subsidiaries	30,847	6,007	(727)	(36,127)	—

Net Income (Loss)	$30,984	$25,307	$10,820	$(36,127)	$30,984

Condensed Consolidating Statement of Cash Flows for the three month period ended February 1, 2008.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$ 30,984	$ 25,307	$ 10,820	$ (36,127)	$ 30,984
Minority interest	—	—	22	—	22
Depreciation & amortization	—	6,506	9,553	—	16,059
Deferred income taxes	2,764	1,084	(8,363)	—	(4,515)
Share-based compensation	—	1,091	825	—	1,916
Working capital changes, net of effect of acquisitions
Accounts receivable	66	14,259	13,522	—	27,847
Inventories	—	(3,841)	(13,856)	—	(17,697)
Prepaid expenses	—	(799)	(1,663)	—	(2,462)
Other current assets	—	—	(304)	—	(304)
Accounts payable	(748)	(2,940)	2,047	—	(1,641)
Accrued liabilities	(4,669)	(5,287)	(722)	—	(10,678)
Federal & foreign income taxes	(328)	(197)	(3,526)	—	(4,051)
Other liabilities	(1,770)	(1,471)	2,846	—	(395)
Other, net	432	(545)	564	—	451
	26,731	33,167	11,765	(36,127)	35,536

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(484)	(4,221)	(4,879)	—	(9,584)
Proceeds from sale of capital assets	—	249	113	—	362
	(484)	(3,972)	(4,766)	—	(9,222)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	1,707	—	—	—	1,707
Excess tax benefits from stock options exercised	1	—	—	—	1
Net change in credit facilities	—	—	(2,646)	—	(2,646)
Repayment of long-term debt	(64,414)	(281)	390	—	(64,305)
Net change in intercompany financing	(13,767)	(28,711)	6,351	36,127	—

	(76,473)	(28,992)	4,095	36,127	(65,243)

Effect of foreign exchange rates on cash	(4)	(71)	(1,556)	—	(1,631)

Net increase (decrease) in cash and cash equivalents	(50,230)	132	9,538	—	(40,560)
Cash and cash equivalents – beginning of year	89,275	879	56,915	—	147,069

Cash and cash equivalents – end of year	$39,045	$1,011	$66,453	$—	$106,509

Condensed Consolidating Balance Sheet as of October 26, 2007

In Thousands

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$89,275	$879	$56,915	$—	$147,069
Accounts receivable, net	183	123,510	138,394	—	262,087
Inventories	—	117,706	140,470	—	258,176
Income tax refundable	—	—	11,580	—	11,580
Deferred income tax benefits	29,884	2	7,944	—	37,830
Prepaid expenses	26	4,351	8,879	—	13,256
Total Current Assets	119,368	246,448	364,182	—	729,998

Property, Plant & Equipment, Net	2,018	104,110	111,293	—	217,421
Goodwill	—	201,405	455,460	—	656,865
Intangibles, Net	—	69,653	295,664	—	365,317
Debt Issuance Costs, Net	9,192	—	—	—	9,192
Deferred Income Tax Benefits	13,370	—	30,300	—	43,670
Other Assets	3,255	15,352	9,236	—	27,843
Amounts Due To (From) Subsidiaries	243,815	—	—	(243,815)	—
Investment in Subsidiaries	1,269,230	199,713	24,774	(1,493,717)	—
Total Assets	$1,660,248	$836,681	$1,290,909	$(1,737,532)	$2,050,306

In Thousands

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$ 1,798	$ 26,233	$ 62,226	$ —	$ 90,257
Accrued liabilities	28,692	56,002	102,902	—	187,596
Credit facilities	—	—	8,634	—	8,634
Current maturities of long-term debt	10,239	1,152	775	—	12,166
Federal and foreign income taxes	4,564	(5,072)	11,755	—	11,247
Total Current Liabilities	45,293	78,315	186,292	—	309,900

Long-Term Debt, Net	452,645	1,167	1,190	—	455,002
Deferred Income Taxes	33,567	—	90,191	—	123,758
Other Liabilities	6,917	8,734	21,201	—	36,852
Amounts Due To (From) Subsidiaries	—	58,935	99,759	(158,694)	—
Minority Interest	—	—	2,968	—	2,968
Shareholders’ Equity	1,121,826	689,530	889,308	(1,578,838)	1,121,826
Total Liabilities and Shareholders’ Equity	$ 1,660,248	$ 836,681	$ 1,290,909	$ (1,737,532)	$ 2,050,306

Condensed Consolidating Statement of Operations for the three month period ended January 26, 2007.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$ —	$ 162,089	$ 98,687	$ (3,532)	$ 257,244
Cost of Sales	—	113,235	72,972	(3,532)	182,675

	—	48,854	25,715	—	74,569
Expenses
Selling, general and administrative	—	24,469	17,906	—	42,375
Research, development and engineering	—	5,579	7,972	—	13,551

Total Expenses	—	30,048	25,878	—	55,926

Other
Other income	—	—	(10)	—	(10)
Insurance recovery	—	—	(1,647)	—	(1,647)

Total Other	—	—	(1,657)	—	(1,657)

Operating Earnings	—	18,806	1,494	—	20,300

Interest income	(5,153)	(1,177)	(463)	6,289	(504)
Interest expense	5,316	3,648	2,849	(6,289)	5,524

Other Expense, Net	163	2,471	2,386	—	5,020

Income (Loss) Before Taxes	(163)	16,335	(892)	—	15,280
Income Tax Expense (Benefit)	(47)	2,939	(507)	—	2,385

Income (Loss) Before Minority Interest	(116)	13,396	(385)	—	12,895

Minority Interest	—	—	(94)	—	(94)

Income (Loss)	(116)	13,396	(479)	—	12,801

Equity in Net Income of Consolidated Subsidiaries	12,917	451	—	(13,368)	—

Net Income (Loss)	$ 12,801	$ 13,847	$ (479)	$ (13,368)	$ 12,801

Condensed Consolidating Statement of Cash Flows for the three month period ended January 26, 2007.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$ 12,801	$ 13,847	$ (479)	$ (13,368)	$ 12,801
Minority interest	—	—	94	—	94
Depreciation & amortization	—	5,997	5,355	—	11,352
Deferred income taxes	71	—	(554)	—	(483)
Share-based compensation	—	931	664	—	1,595
Working capital changes, net of effect of acquisitions
Accounts receivable	(20)	7,063	12,386	—	19,429
Inventories	—	(212)	(2,844)	—	(3,056)
Prepaid expenses	55	(182)	(2,323)	—	(2,450)
Accounts payable	(88)	(1,460)	(5,078)	—	(6,626)
Accrued liabilities	(3,980)	(10,998)	(4,799)	—	(19,777)
Federal & foreign income taxes	(1,879)	2,072	(1,692)	—	(1,499)
Other liabilities	248	482	1	—	731
Other, net	(837)	(295)	(1,220)	—	(2,352)

	6,371	17,245	(489)	(13,368)	9,759

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(85)	(4,480)	(2,819)	—	(7,384)
Proceeds from sale of capital assets	—	224	301	—	525

	(85)	(4,256)	(2,518)	—	(6,859)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	2,318	—	—	—	2,318
Excess tax benefits from stock options exercised	302	—	—	—	302
Net change in credit facilities	—	—	(107)	—	(107)
Repayment of long-term debt	1	—	(312)	—	(311)
Dividends paid to minority interest	—	—	(354)	—	(354)
Net change in intercompany financing	(4,262)	(14,078)	4,972	13,368	—

	(1,641)	(14,078)	4,199	13,368	1,848

Effect of foreign exchange rates on cash	—	(2)	880	—	878

Net increase (decrease) in cash and cash equivalents	4,645	(1,091)	2,072	—	5,626
Cash and cash equivalents – beginning of year	14,343	2,672	25,623	—	42,638

Cash and cash equivalents – end of year	$ 18,988	$ 1,581	$ 27,695	$ —	$ 48,264

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate our businesses in three segments: Avionics & Controls, Sensors & Systems and Advanced Materials. The Avionics & Controls segment designs and manufactures integrated cockpit systems, technology interface systems for military and commercial aircraft and land- and sea-based military vehicles, secure communications systems, specialized medical equipment, and other industrial applications. The Sensors & Systems segment produces high-precision temperature and pressure sensors, electrical power switching, control and data communication devices, micro-motors, motion control sensors, and other related systems, principally for aerospace and defense customers. The Advanced Materials segment develops and manufactures thermally engineered components and high-performance elastomer products used in a wide range of commercial aerospace and military applications, combustible ordnance components and electronic warfare countermeasure devices for military customers. Sales in all segments include domestic, international, defense and commercial customers.

Our current business and strategic plan focuses on the continued development of our products principally for aerospace and defense markets. We are concentrating our efforts to expand our capabilities in these markets and anticipate the global needs of our customers and respond to such needs with comprehensive solutions. These efforts focus on continuous research and new product development, acquisitions and establishing strategic realignments of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering. On March 14, 2007, we acquired CMC Electronics Inc (CMC), a manufacturer of high technology avionics including global positioning systems, head-up displays, enhanced vision systems and electronic flight management systems. The acquisition significantly expands the scale of our existing Avionics & Controls business. CMC is included in the Avionics & Controls segment and the results of its operations were included from the effective date of the acquisition.

Net income was $31.0 million or $1.04 per diluted share, compared with $12.8 million, or $.49 per diluted share in the prior-year period, principally reflecting strong results across all segments and a $4.1 million reduction in deferred income tax liabilities resulting from the enactment of lower income tax rates in Canada and a $2.8 million reduction in previously recorded tax liabilities upon a settlement of an examination of the Company’s U.S. federal income tax returns. The first fiscal quarter of 2008 contained 14 weeks, while the first fiscal quarter of 2007 contained 13 weeks.

Results of Operations

Three Month Period Ended February 1, 2008 Compared with Three Month Period Ended January 26, 2007

Sales for the first fiscal quarter increased 44.8% when compared with the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Three Months Ended
		February 1, 2008	January 26, 2007

Avionics & Controls	87.6%	$138,526	$73,858
Sensors & Systems	28.7%	113,027	87,838
Advanced Materials	26.5%	120,876	95,548

Total Net Sales		$372,429	$257,244

The 87.6% increase in sales of Avionics & Controls was principally due to incremental sales from the CMC acquisition and increased sales volumes of cockpit controls and medical equipment devices from new OEM programs.

The 28.7% increase in sales of Sensors & Systems mainly reflected increased temperature and pressure sensors after-market sales and sales of power distribution devices from new OEM programs and a retrofit program, as well as the effect of exchange rates. Sales in the first fiscal quarter of 2008 reflected a stronger U.K. pound and euro relative to the U.S. dollar, as the average exchange rate from the U.K. pound and euro to the U.S. dollar increased from 1.94 and 1.30, respectively, in the first fiscal quarter of 2007 to 2.02 and 1.46, respectively, in the first fiscal quarter of 2008.

The 26.5% increase in sales of Advanced Materials principally reflected higher sales of countermeasure devices from our U.K. operation, combustible ordnance and thermally engineered components. Additionally, sales at our elastomer operations increased over the prior-year period, reflecting increased demand from commercial aviation customers.

Overall, gross margin as a percentage of sales was 32.2%, as compared to 29.0% in same period a year ago. Avionics & Controls segment gross margin was 34.9% and 35.3% for the first fiscal quarter of 2008 and 2007, respectively. The addition of CMC reduced the overall gross margin because CMC’s inherent gross margins are lower than other operating units included in the segment. This effect was partially offset by strong after-market sales and pricing strength on certain cockpit control devices.

Sensors & Systems segment gross margin was 36.5% and 29.9% for the first fiscal quarter of 2008 and 2007, respectively. The increase in gross margin was due to improved recovery of fixed costs as a result of higher sales volumes, strong after-market sales and pricing strength at our U.S. and non-U.S. manufacturers of power distribution devices. In addition, comparing the first fiscal quarter of 2008 to 2007, fiscal 2007 was impacted by a contract overrun at a small unit which manufactures precision gears and data concentrators. Gross margins were also impacted by the effect of a weaker U.S. dollar compared with the U.K. pound and euro on U.S. dollar-denominated sales and U.K. pound and euro-denominated cost of sales.

Advanced Materials segment gross margin was 25.2% compared to 23.3% for the same period one year ago. The increase in Advanced Materials gross margin reflected strong after-market sales and an improved recovery of fixed costs as a result of higher sales volumes at our thermally engineered component operations in the U.K. Strong gross margins at our combustible ordnance and U.K. flare operations were partially offset by lower gross margins at our U.S. flare countermeasure operations, principally reflecting an increased sales volume of lower margin flares. In addition, gross margin in the first fiscal quarter of 2007 reflected the sale of flares at a premium price due to a supplemental award in excess of the quantity originally required.

Selling, general and administrative expenses (which include corporate expenses) totaled $61.6 million and $42.4 million for the first fiscal quarter of 2008 and 2007, respectively, or 16.5% of sales for both periods. The increase in selling, general and administrative expenses was due principally to incremental selling, general and administrative expenses from the CMC acquisition. The increase in corporate expenses mainly reflects increased incentive compensation expense and increased professional fees.

Research, development and engineering spending was $22.7 million, or 6.1% of sales, for the first fiscal quarter of 2008 compared with $13.6 million, or 5.3% of sales, for the first fiscal quarter of 2007. The increase in research, development and engineering principally reflected incremental spending from the CMC acquisition, which includes the development of the cockpit integration system for the T-6B military trainer. Fiscal 2008 research, development and engineering spending is expected to be about 5.5% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first fiscal quarter of 2008 totaled $45.0 million compared with $28.3 million for the first fiscal quarter in 2007. Avionics & Controls segment earnings were $14.7 million in the first fiscal quarter of 2008 and $11.6 million in the first fiscal quarter of 2007, principally reflecting strong earnings from our cockpit control operations. CMC results were essentially break even, mainly reflecting the effect of a weaker U.S. dollar compared with the Canadian dollar on U.S. dollar-denominated sales and Canadian-denominated cost of sales. Since the acquisition of CMC, the U.S. dollar relative to the Canadian dollar has declined 18.3%. Approximately $40.6 million of CMC’s sales of $51.6 million were denominated in U.S. dollars. In addition, CMC’s earnings were impacted by higher research and development expenses related to the development of the cockpit integration system for T-6B military trainer.

Sensors & Systems segment earnings were $14.6 million for the first fiscal quarter of 2008 compared with $5.8 million for the first fiscal quarter of 2007. The increase in Sensors & Systems earnings reflected strong results across all operations from increased sales from new OEM programs, as well as strong after-market sales. Comparing the first fiscal quarter of 2008 to the first fiscal quarter of 2007, fiscal 2007 results included a charge for the contract overrun described above.

Advanced Materials segment earnings were $15.6 million for the first fiscal quarter of 2008 compared with $10.9 million for the first fiscal quarter of 2007, principally reflecting strong earnings from our thermally engineered components, elastomers, combustible ordnance and U.K. countermeasure flare operations. These increases were partially offset by lower earnings from our U.S. countermeasure operations. Comparing the first fiscal quarter of 2008 to the first fiscal quarter of 2007, fiscal 2007 Advanced Materials segment earnings included $1.6 million in business interruption insurance recoveries related to an explosion which occurred at our Wallop advanced flare facility on June 27, 2006. Although the advanced flare facility has been closed due to the requirements of the Health Safety Executive (HSE) to review the cause of the accident, normal operations are continuing at unaffected portions of the facility. The HSE investigation will not be completed until the Coroner’s Inquest is filed, possibly in 2008. Although it is not possible to determine the results of the HSE investigation or how the Coroner will rule, management does not expect to be found in breach of the Health & Safety Act related to the accident and, accordingly, no amounts have been recorded for any potential fines that may be assessed by the HSE. The HSE will also review and approve the plans and construction of the new flare facility. We expect construction to be completed and in full production following customary start-up and commissioning activities during fiscal 2009.

Interest expense for the first fiscal quarter of 2008 was $7.9 million compared with $5.5 million for the first fiscal quarter of 2007, reflecting the incremental borrowing associated with the acquisition of CMC.

During the first fiscal quarter of 2008, we repaid £31.0 million under our GBP term loan and terminated our interest rate swap, which resulted in a $1.9 million gain.

The effective income tax rate for the first fiscal quarter of 2008 was 22.1% (before a $6.9 million tax benefit) compared with 29.1% (before a $2.1 million tax benefit) for the prior-year period. The $6.9 million tax benefit in the first fiscal quarter of 2008 was the result of two events. The first event was the settlement of an examination of the U.S. federal income tax returns for fiscal years 2003 through 2005, which resulted in a $2.8 million reduction of previously estimated income tax liabilities. The second event was the enactment of tax laws reducing the Canadian statutory corporate income tax rate, which resulted in a $4.1 million net reduction of deferred income tax liabilities. The $2.1 million tax benefit in the first fiscal quarter of 2007 was the result of the retroactive extension of the U.S. Research and Experimentation tax credit that was signed into law on December 21, 2006. The effective tax rate differed from the statutory rate in the first fiscal quarters of 2008 and 2007, as both years benefited from various tax credits and certain foreign interest expense deductions.

New orders for the first fiscal quarter of 2008 were $364.0 million compared with $260.2 million for the same period in 2007. Backlog was $976.6 million compared with $656.5 million at the end of the prior-year period and $985.1 million at the end of fiscal 2007.

Liquidity and Capital Resources

Cash and cash equivalents at February 1, 2008, totaled $106.5 million, a decrease of $40.6 million from October 26, 2007. Net working capital decreased to $405.5 million at February 1, 2008 from $420.1 million at October 26, 2007. Sources and uses of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $35.5 million and $9.8 million in the first fiscal quarter of 2008 and 2007, respectively. The increase principally reflected higher net earnings, increased cash received from the sale of our products, partially offset by increased payments for inventories, income taxes, and incentive compensation which are paid annually.

Cash flows used by investing activities were $9.2 million and $6.9 million in the first fiscal quarter of 2008 and 2007, respectively, primarily reflecting increased purchases of capital assets.

Cash flows used by financing activities were $65.2 million in the first fiscal quarter of 2008, principally reflecting a £31.0 million principal payment on our GBP term loan. Cash flows provided by financing activities were $1.8 million in the first fiscal quarter of 2007.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $42.5 million during fiscal 2008, compared with $30.5 million expended in fiscal 2007. Capital expenditures for the first fiscal quarter of 2008 totaled $9.6 million, primarily for machinery and equipment and enhancements to information systems.

Total debt at February 1, 2008, including the fair value of the interest rate swap, was $409.2 million and consisted of $175.0 million of Senior Notes due in 2017, $177.5 million of Senior Subordinated Notes due in 2013, $46.3 million under our GBP term loan, and $10.4 million of various foreign currency debt agreements and other debt agreements, including capital lease obligations.

On March 14, 2007, we acquired CMC Electronics Holdings Inc. (CMC) for approximately $344.5 million in cash, including acquisition costs. The acquisition was financed in part with the proceeds of the $175 million Senior Notes due March 1, 2017. In addition, on March 13, 2007, the Company amended its credit agreement to increase the existing revolving credit facility to $200.0 million and to provide an additional $100.0 million U.S. term loan facility. On March 13, 2007, the Company borrowed $60.0 million under the revolving credit facility and $100.0 million under the U.S. term loan facility to pay a portion of the purchase price of the acquisition of CMC; the Company repaid $60.0 million through October 26, 2007.

On October 12, 2007, we completed an underwritten public offering of 3.45 million shares of common stock, generating net proceeds of $187.1 million. Proceeds from the offering were used to pay off our $100.0 million U.S. term loan facility and pay down our revolving credit facility.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through fiscal 2008. In addition, we believe that we have adequate access to capital markets to fund future acquisitions.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 26, 2007, that may cause our or the industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

Item 4.         Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 1, 2008. Based upon that evaluation, they concluded as of February 1, 2008 that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of February 1, 2008, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 6.         Exhibits

10.1	Esterline Technologies Corporation Fiscal Year 2008 Annual Incentive Plan.

10.2	Esterline Technologies Corporation Long-Term Incentive Plan.

11	Schedule setting forth computation of basic and diluted earnings per common share for the three month periods ended February 1, 2008, and January 26, 2007.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: March 6, 2008	By:	/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)