Form 10-Q
period 2008-05-02
ESTERLINE TECHNOLOGIES CORP
filed 2008-06-06
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2008

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

As of June 2, 2008, 29,502,669 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of May 2, 2008 and October 26, 2007

(In thousands, except share amounts)

	May 2, 2008	October 26, 2007
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$109,626	$147,069
Short-term investments	12,050	—
Accounts receivable, net of allowances of $5,331 and $5,378	248,708	262,087
Inventories
Raw materials and purchased parts	120,163	111,997
Work in process	121,701	99,103
Finished goods	47,814	47,076

	289,678	258,176

Income tax refundable	6,965	11,580
Deferred income tax benefits	30,986	37,830
Prepaid expenses	16,953	13,256

Total Current Assets	714,966	729,998

Property, Plant and Equipment	437,928	418,788
Accumulated depreciation	221,298	201,367

	216,630	217,421

Other Non-Current Assets
Goodwill	652,965	656,865
Intangibles, net	345,236	365,317
Debt issuance costs, net of accumulated amortization of $5,393 and $4,618	8,326	9,192
Deferred income tax benefits	44,375	43,670
Other assets	26,696	27,843

	$2,009,194	$2,050,306

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of May 2, 2008 and October 26, 2007

(In thousands, except share amounts)

	May 2, 2008	October 26, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$93,423	$90,257
Accrued liabilities	160,226	187,596
Credit facilities	6,819	8,634
Current maturities of long-term debt	7,699	12,166
Federal and foreign income taxes	10,744	11,247

Total Current Liabilities	278,911	309,900

Long-Term Liabilities
Long-term debt, net of current maturities	393,594	455,002
Deferred income taxes	122,394	123,758
Other liabilities	53,118	36,852

Commitments and Contingencies	—	—

Minority Interest	3,161	2,968

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 29,492,544 and 29,364,269 shares	5,899	5,873
Additional paid-in capital	484,654	475,816
Retained earnings	548,699	493,269
Accumulated other comprehensive income	118,764	146,868

Total Shareholders’ Equity	1,158,016	1,121,826

	$2,009,194	$2,050,306

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Six Month Periods Ended May 2, 2008 and April 27, 2007

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	May 2, 2008	April 27, 2007	May 2, 2008	April 27, 2007

Net Sales	$373,955	$312,280	$746,384	$569,524
Cost of Sales	247,366	213,418	499,753	396,093

	126,589	98,862	246,631	173,431
Expenses
Selling, general & administrative	60,019	50,401	121,621	92,776
Research, development & engineering	26,207	19,082	48,932	32,633

Total Expenses	86,226	69,483	170,553	125,409

Other
Other expense	86	27	86	17
Insurance recovery	—	(2,810)	—	(4,457)

Total Other	86	(2,783)	86	(4,440)

Operating Earnings	40,277	32,162	75,992	52,462

Interest income	(1,002)	(785)	(2,387)	(1,289)
Interest expense	7,272	8,728	15,178	14,252
Gain on derivative financial instrument	—	—	(1,850)	—

Other Expense, Net	6,270	7,943	10,941	12,963

Income Before Income Taxes	34,007	24,219	65,051	39,499
Income Tax Expense	8,651	4,494	8,689	6,879

Income Before Minority Interest	25,356	19,725	56,362	32,620
Minority Interest	(171)	35	(193)	(59)

Net Earnings	$25,185	$19,760	$56,169	$32,561

Earnings Per Share:
Basic	$.86	$.77	$1.91	$1.27
Diluted	$.84	$.76	$1.88	$1.25

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Month Periods Ended May 2, 2008 and April 27, 2007

(Unaudited)

(In thousands)

	Six Months Ended
	May 2, 2008	April 27, 2007

Cash Flows Provided (Used) by Operating Activities
Net earnings	$56,169	$32,561
Minority interest	193	59
Depreciation and amortization	32,431	24,660
Deferred income taxes	(12,515)	(2,177)
Share-based compensation	4,334	3,307
Working capital changes, net of effect of acquisitions
Accounts receivable	12,324	4,773
Inventories	(31,737)	(6,297)
Prepaid expenses	(3,597)	(1,652)
Accounts payable	2,983	674
Accrued liabilities	(34)	(1,670)
Federal and foreign income taxes	2,813	7,763
Other liabilities	(2,756)	348
Other, net	(1,411)	(5,383)

	59,197	56,966

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(21,268)	(14,595)
Proceeds from sale of capital assets	613	454
Purchase of short-term investments	(12,050)	—
Acquisitions of business, net of cash acquired	—	(337,663)

	(32,705)	(351,804)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Month Periods Ended May 2, 2008 and April 27, 2007

(Unaudited)

(In thousands)

	Six Months Ended
	May 2, 2008	April 27, 2007

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	3,875	3,144
Excess tax benefits from stock options exercised	655	388
Debt and other issuance costs	—	(5,725)
Proceeds from issuance of long-term debt	—	275,000
Net change in credit facilities	(1,851)	41,238
Repayment of long-term debt	(65,947)	(2,082)
Dividends paid to minority interest	—	(354)

	(63,268)	311,609

Effect of Foreign Exchange Rates on Cash	(667)	1,253

Net Increase (Decrease) in Cash and Cash Equivalents	(37,443)	18,024

Cash and Cash Equivalents – Beginning of Period	147,069	42,638

Cash and Cash Equivalents – End of Period	$109,626	$60,662

Supplemental Cash Flow Information
Cash Paid for Interest	$15,543	$10,827
Cash Paid for Taxes	20,372	920

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended May 2, 2008 and April 27, 2007

1.	The consolidated balance sheet as of May 2, 2008, the consolidated statement of operations for the three and six month periods ended May 2, 2008, and April 27, 2007, and the consolidated statement of cash flows for the six month periods ended May 2, 2008, and April 27, 2007, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2007, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America. The first six month period ended May 2, 2008 contained 27 weeks, while the prior-year period contained 26 weeks.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 426,920 and 541,230 in the second fiscal quarters of 2008 and 2007, respectively. The weighted average number of shares outstanding used to compute basic earnings per share was 29,442,000 and 25,590,000 for the three month periods in 2008 and 2007, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 29,882,000 and 25,997,000 for the three month periods in 2008 and 2007, respectively. The weighted average number of shares outstanding used to compute basic earnings per share was 29,413,000 and 25,560,000 for the six month periods in 2008 and 2007, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 29,846,000 and 25,964,000 for the six month periods in 2008 and 2007, respectively.

5.	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued Financial Accounting Standard No. 161, “Disclosure About Derivative Instruments and Hedging Activities, an amendment to Financial Accounting Standards Board Financial Accounting Standard No. 133”

(Statement No. 161). Statement No. 161 requires among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. Statement No. 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk. Statement No. 161 is effective for fiscal 2009. The Company is currently evaluating the impact of Statement No. 161 on the Company’s financial statements.

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

6.	The Company’s comprehensive income is as follows:

(In thousands)	Three Months Ended		Six Months Ended
	May 2, 2008	April 27, 2007	May 2, 2008	April 27, 2007

Net Earnings	$25,185	$19,760	$56,169	$32,561
Change in Fair Value of Derivative
Financial Instruments, Net of Tax (1)	(1,039)	725	(2,835)	1,706
Foreign Currency Translation
Adjustment	(1,741)	29,905	(25,269)	39,840

Comprehensive Income	$22,405	$50,390	$28,065	$74,107

(1) Net of tax benefit of $539 and $375 for the second fiscal quarter of 2008 and 2007, respectively. Net of tax benefit of $822 and $1,112 for the first six months of fiscal 2008 and 2007, respectively.

7.	Short-term investments consist of variable rate demand notes, which are redeemable at par. The short-term investments were liquidated at par subsequent to May 2, 2008.

8.	On March 14, 2007, the Company acquired all of the outstanding capital stock of CMC Electronics Inc. (CMC), a leading aerospace/defense avionics company, for approximately $344.5 million in cash, including acquisition costs and an adjustment based on the amount of cash and net working capital as of closing. The acquisition significantly expands the scale of the Company’s existing Avionics & Controls business. CMC is included in the Avionics & Controls segment.

The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price includes the value of future development of existing technologies, the introduction of new technologies, and the addition of new customers. A significant portion of the valuation of CMC was based upon the successful development and manufacture of the cockpit integration system for the T-6B military trainer for the U.S. military and international markets. Additionally, the valuation assumes the continued funding of research and development by the Canadian government through subsidies and research and development tax credits. The Company recorded goodwill of $209.7 million. The amount allocated to goodwill is not expected to be deductible for income tax purposes.

(In thousands)

As of March 14, 2007

Current assets	$86,277
Property, plant and equipment	39,136
Intangible assets subject to amortization
Programs (15 year weighted average useful life)	83,189
Trade names	22,370
Goodwill	209,723
Deferred income tax benefit	22,212

Total assets acquired	462,907

Current liabilities assumed	63,917
Deferred tax liabilities	35,976
Pension and other liabilities	18,481

Net assets acquired	$344,533

9.	The effective income tax rate for the first six months of fiscal 2008 was 22.9% (before a $6.2 million tax benefit) compared with 22.0% (before a $1.8 million tax benefit) for the first six months of fiscal 2007. The $6.2 million of tax benefits was the result of three events. The first event was the settlement of an examination of the U.S. federal income tax returns for fiscal 2003 through 2005, which resulted in a $2.8 million reduction of previously estimated income tax liabilities. The second event was the enactment of tax laws reducing the Canadian statutory tax rate, which resulted in a $4.1 million net reduction of deferred income tax liabilities. The third event was the recognition of $0.7 million of additional income tax liabilities at CMC. The $1.8 million tax benefit in the first six months of 2007 was mainly the result of the retroactive extension of the U.S. Research and Experimentation tax credit that was signed into law on December 21, 2006. The effective tax rate differed from the statutory rate for the first six months of fiscal 2008 and 2007, as both periods benefited from various tax credits and certain foreign interest expense deductions.

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

The Company adopted the provisions of FIN 48 effective October 27, 2007. Of the $9.2 million cumulative effect of adopting FIN 48, $0.7 million was recorded as a reduction to retained earnings and $8.5 million was recorded as acquired goodwill. As of the adoption date, the Company had gross unrecognized tax benefits of $31.0 million, of which $27.7 million was recorded within other liabilities, $3.1 million was recorded in deferred taxes and $0.2 million was recorded in federal and foreign income taxes payable in the consolidated balance sheet. Management estimates that $5.7 million of the $31.0 million would affect the effective income tax rate if recognized. During the first six months of fiscal 2008, a decrease of $9.9 million of the unrecognized tax benefits was recorded. This decrease was attributable to a $10.6 million decrease as a result of the settlement of an examination of the U.S. federal income tax returns for fiscal years 2003 through 2005, offset by a $0.7 million increase to account for the current year additions. Of the $9.9 million decrease, $0.8 million affected the first six months of fiscal 2008 income tax rate and $9.1 million was recorded as a reduction of goodwill. The total amount of unrecognized tax benefits may decrease $0.4 million based on the reasonably possible resolution of certain tax matters within the next 12 months.

The Company recognizes interest related to unrecognized tax benefits in income tax expense. As of October 27, 2007, the total amount of interest recognized within other liabilities in the consolidated balance sheet was $1.8 million. During the first six months of fiscal 2008, as a result of settling the examination of U. S. federal income tax returns for fiscal years 2003 through 2005, there was a $1.3 million reduction of the interest related to the unrecognized tax benefits.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax Jurisdiction	Years No Longer Subject to Audit

U.S. Federal	2005 and prior
Canada	2002 and prior
France	2003 and prior
Germany	2003 and prior
United Kingdom	2003 and prior

10.	As of May 2, 2008, the Company had two share-based compensation plans – an employee stock purchase plan and an equity incentive plan. The compensation cost that has been charged against income for those plans for the first six months of fiscal 2008 and 2007 was $4.3 million and $3.3 million, respectively. During the first six months of fiscal 2008 and 2007, the Company issued 118,069 and 107,525 shares, respectively, under its employee stock plans.

The fair value of the awards under the employee stock purchase plan was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table.

	Six Months Ended
	May 2, 2008	April 27, 2007

Risk-free interest rate (U.S. Treasury zero coupon issues)	3.32 – 5.15%	5.15%
Expected dividend yield	—	—
Expected volatility	21.4 – 34.8%	30.0 – 39.9%
Expected life (months)	6	6

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 349,300 options and 331,500 options in the six month periods ended May 2, 2008 and April 27, 2007, respectively. The weighted-average grant date fair value of options granted during the six month periods ended May 2, 2008, and April 27, 2007, was $25.42 per share and $21.21 per share, respectively.

The fair value of each option granted by the Company was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table.

Six Months Ended
	May 2, 2008	April 27, 2007

Risk-free interest rate (U.S. Treasury zero coupon issues)	3.24 – 4.53%	4.32 – 4.76%
Expected dividend yield	—	—
Expected volatility	33.0 – 42.9%	43.7 – 44.3%
Expected life (years)	2.0 – 9.5	4.5 – 9.5

11.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline, non-U.S. plans maintained by CMC, and U.S. and non-U.S. plans maintained by Leach Holding Corporation. Components of periodic pension cost consisted of the following:

(In thousands)	Three Months Ended		Six Months Ended
	May 2, 2008	April 27, 2007	May 2, 2008	April 27, 2007

Components of Net Periodic Pension Cost
Service cost	$1,753	$1,296	$3,554	$2,275
Interest cost	4,272	3,270	8,661	5,936
Expected return on plan assets	(5,504)	(4,318)	(11,175)	(7,849)
Amortization of prior service cost	4	5	9	9
Amortization of actuarial loss	95	47	145	94

Net Periodic Cost	$620	$300	$1,194	$465

The Company’s principal post-retirement plans include non-U.S. plans maintained by CMC, which are non-contributory healthcare and life insurance plans. The components of expense of these other retirement benefits consisted of the following:

(In thousands)	Three Months Ended		Six Months Ended
	May 2, 2008	April 27, 2007	May 2, 2008	April 27, 2007

Components of Net Periodic Pension Cost
Service cost	$91	$40	$190	$40
Interest cost	151	66	317	66
Amortization of actuarial loss	3	—	7	—

Net Periodic Cost	$245	$106	$514	$106

12.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended		Six Months Ended
	May 2, 2008	April 27, 2007	May 2, 2008	April 27, 2007

Sales
Avionics & Controls	$142,514	$106,762	$281,040	$180,620
Sensors & Systems	117,914	99,675	230,941	187,513
Advanced Materials	113,527	105,843	234,403	201,391

Total Sales	$373,955	$312,280	$746,384	$569,524

Income from Continuing Operations
Avionics & Controls	$16,446	$11,622	$31,189	$23,187
Sensors & Systems	13,141	8,296	27,778	14,072
Advanced Materials	19,927	21,061	35,576	31,996

Segment Earnings	49,514	40,979	94,543	69,255

Corporate expense	(9,151)	(8,790)	(18,465)	(16,776)
Other income (expense)	(86)	(27)	(86)	(17)
Interest income	1,002	785	2,387	1,289
Interest expense	(7,272)	(8,728)	(15,178)	(14,252)
Gain on derivative financial instrument	—	—	1,850	—

	$34,007	$24,219	$65,051	$39,499

13.	The Company paid down £31.9 million or $65.7 million of the £57.0 GBP million term loan during the first six months of fiscal 2008 and terminated the interest rate swap on the U.K. pound denominated note for a gain of $1.9 million.

14.

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of May 2, 2008, and October 26, 2007, and for the applicable periods ended May 2, 2008, and April 27, 2007, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Senior Subordinated Notes due 2013 (Senior Subordinated Notes) and Senior Notes due 2017 (Senior Notes) which include Advanced Input Devices, Inc., Amtech Automated Manufacturing Technology, Angus Electronics Co., Armtec Countermeasures Co., Armtec Countermeasures TNO Co., Armtec Defense Products Co., AVISTA, Incorporated, BVR Technologies Co., CMC DataComm Inc., CMC Electronics Acton Inc., CMC Electronics Aurora Inc., EA Technologies Corporation, Equipment Sales Co., Esterline Canadian Holding Co., Esterline International Company (China), Esterline Sensors Services Americas, Inc., Esterline Technologies Holdings Limited, Esterline Technologies Ltd. (England), H.A. Sales Co., Hauser Inc., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach International Mexico S. de R.L. de C.V. (Mexico), Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., Norwich Aero Products, Inc., Palomar Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., Surftech Finishes Co., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Advanced Input Devices Ltd. (U.K.), Auxitrol S.A., BAE Systems Canada/Air TV LLC, Beacon Electronics Inc., CMC Electronics Inc., Darchem Engineering Limited, Darchem Holdings Ltd., Darchem Insulation Systems Limited, Esterline Acquisition Ltd. (U.K.), Esterline Canadian Acquisition Company, Esterline Canadian Limited Partnership, Esterline Foreign Sales Corporation (U.S. Virgin Islands), Esterline Input Devices Asia Ltd. (Barbados), Esterline Input Devices Ltd. (Shanghai), Esterline Mexico S. de R.L. de C.V. (Mexico), Esterline Sensors Services Asia PTE, Ltd. (Singapore), Esterline Technologies Denmark ApS (Denmark), Guizhou Leach-Tianyi Aviation Electrical Company Ltd. (China), Leach International Asia-Pacific Ltd. (Hong Kong), Leach International Europe S.A. (France), Leach International Germany GmbH (Germany), Leach International U.K. (England), Leach Italia Srl. (Italy), LRE Medical GmbH (Germany), Muirhead Aerospace Ltd., Norcroft Dynamics Ltd., Pressure Systems International Ltd., TA Mfg. Limited (U.K.), Wallop Defence Systems Limited, Wallop Industries Limited (U.K.), Weston Aero Ltd. (England), and Weston Aerospace Ltd. (England). The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes. The net assets, net loss and cash flows of CMC DataComm Inc., CMC Electronics Acton Inc. and CMC Electronics Aurora Inc. were previously included with Non-Guarantor Subsidiaries until the valuation of these guarantor subsidiaries was complete. At May 2, 2008, the valuation of these guarantor subsidiaries was completed and, accordingly, the reported consolidating balance sheet, income statement and statement of cash flows for the Guarantor Subsidiaries and Non-Guarantor Subsidiaries for the three and six month periods ended April 27, 2007 and the balance sheet as of October 26, 2007 have been adjusted to reflect the inclusion of CMC DataComm Inc., CMC Electronics Acton Inc. and CMC Electronics Aurora Inc. as Guarantor Subsidiaries.

Condensed Consolidating Balance Sheet as of May 2, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$42,972	$1,498	$65,156	$—	$109,626
Short-term investments	12,050	—	—	—	12,050
Accounts receivable, net	475	118,832	129,401	—	248,708
Inventories	—	126,670	163,008	—	289,678
Income tax refundable	—	—	6,965	—	6,965
Deferred income tax benefits	24,073	—	6,913	—	30,986
Prepaid expenses	(13)	5,541	11,425	—	16,953
Total Current Assets	79,557	252,541	382,868	—	714,966

Property, Plant & Equipment, Net	2,028	103,157	111,445	—	216,630
Goodwill	—	209,233	443,732	—	652,965
Intangibles, Net	—	70,536	274,700	—	345,236
Debt Issuance Costs, Net	8,326	—	—	—	8,326
Deferred Income Tax Benefits	12,196	1	32,178	—	44,375
Other Assets	2,371	15,151	9,174	—	26,696
Amounts Due (To) From Subsidiaries	174,333	—	—	(174,333)	—
Investment in Subsidiaries	1,341,939	209,758	23,354	(1,575,051)	—
Total Assets	$1,620,750	$860,377	$1,277,451	$(1,749,384)	$2,009,194

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$1,492	$25,140	$66,791	$—	$93,423
Accrued liabilities	11,555	61,064	87,607	—	160,226
Credit facilities	—	—	6,819	—	6,819
Current maturities of long-term debt	6,115	1,000	584	—	7,699
Federal and foreign income taxes	5,391	(5,880)	11,233	—	10,744
Total Current Liabilities	24,553	81,324	173,034	—	278,911

Long-Term Debt, Net	391,034	754	1,806	—	393,594
Deferred Income Taxes	32,630	1	89,763	—	122,394
Other Liabilities	14,517	7,346	31,255	—	53,118
Amounts Due To (From) Subsidiaries	—	28,952	107,425	(136,377)	—
Minority Interest	—	—	3,161	—	3,161
Shareholders’ Equity	1,158,016	742,000	871,007	(1,613,007)	1,158,016
Total Liabilities and Shareholders’ Equity	$1,620,750	$860,377	$1,277,451	$(1,749,384)	$2,009,194

Condensed Consolidating Statement of Operations for the three month period ended May 2, 2008.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$213,955	$166,172	$(6,172)	$373,955
Cost of Sales	—	141,943	111,595	(6,172)	247,366

	—	72,012	54,577	—	126,589

Expenses
Selling, general and administrative	—	29,294	30,725	—	60,019
Research, development and engineering	—	6,370	19,837	—	26,207

Total Expenses	—	35,664	50,562	—	86,226

Other
Other expense (income)	90	1	(5)	—	86

Total Other	90	1	(5)	—	86

Operating Earnings	(90)	36,347	4,020	—	40,277

Interest income	(5,196)	(947)	(9,975)	15,116	(1,002)
Interest expense	6,950	5,330	10,108	(15,116)	7,272

Other Expense, Net	1,754	4,383	133	—	6,270

Income (Loss) Before Taxes	(1,844)	31,964	3,887	—	34,007
Income Tax Expense (Benefit)	(422)	7,338	1,735	—	8,651

Income (Loss) Before Minority Interest	(1,422)	24,626	2,152	—	25,356
Minority Interest	—	—	(171)	—	(171)

Income (Loss)	(1,422)	24,626	1,981	—	25,185

Equity in Net Income of Consolidated Subsidiaries	26,607	4,038	(693)	(29,952)	—

Net Income (Loss)	$25,185	$28,664	$1,288	$(29,952)	$25,185

Condensed Consolidating Statement of Operations for the six month period ended May 2, 2008.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$415,795	$343,414	$(12,825)	$746,384
Cost of Sales	—	280,995	231,583	(12,825)	499,753

	—	134,800	111,831	—	246,631

Expenses
Selling, general and administrative	—	59,640	61,981	—	121,621
Research, development and engineering	—	13,012	35,920	—	48,932

Total Expenses	—	72,652	97,901	—	170,553

Other
Other expense (income)	90	1	(5)	—	86

Total Other	90	1	(5)	—	86

Operating Earnings	(90)	62,147	13,935	—	75,992

Interest income	(11,093)	(1,910)	(21,123)	31,739	(2,387)
Interest expense	14,520	11,101	21,296	(31,739)	15,178
Gain on derivative financial instrument	(1,850)	—	—	—	(1,850)

Other Expense, Net	1,577	9,191	173	—	10,941

Income (Loss) Before Taxes	(1,667)	52,956	13,762	—	65,051
Income Tax Expense (Benefit)	(382)	9,188	(117)	—	8,689

Income (Loss) Before Minority Interest	(1,285)	43,768	13,879	—	56,362
Minority Interest	—	—	(193)	—	(193)

Income (Loss)	(1,285)	43,768	13,686	—	56,169

Equity in Net Income of Consolidated Subsidiaries	57,454	10,045	(1,420)	(66,079)	—

Net Income (Loss)	$56,169	$53,813	$12,266	$(66,079)	$56,169

Condensed Consolidating Statement of Cash Flows for the six month period ended May 2, 2008.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$56,169	$53,813	$12,266	$(66,079)	$56,169
Minority interest	—	—	193	—	193
Depreciation & amortization	—	14,152	18,279	—	32,431
Deferred income taxes	203	2	(12,720)	—	(12,515)
Share-based compensation	—	2,366	1,968	—	4,334
Working capital changes, net of effect of acquisitions
Accounts receivable	(292)	6,704	5,912	—	12,324
Inventories	—	(7,577)	(24,160)	—	(31,737)
Prepaid expenses	39	(1,006)	(2,630)	—	(3,597)
Accounts payable	(306)	(2,160)	5,449	—	2,983
Accrued liabilities	(8,162)	180	7,948	—	(34)
Federal & foreign income taxes	7,261	(1,292)	(3,156)	—	2,813
Other liabilities	(1,657)	(1,388)	289	—	(2,756)
Other, net	524	(578)	(1,357)	—	(1,411)

	53,779	63,216	8,281	(66,079)	59,197

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(338)	(6,911)	(14,019)	—	(21,268)
Proceeds from sale of capital assets	1	345	267	—	613
Purchase of short-term investments	(12,050)	—	—	—	(12,050)

	(12,387)	(6,566)	(13,752)	—	(32,705)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	3,875	—	—	—	3,875
Excess tax benefits from stock options exercised	655	—	—	—	655
Net change in credit facilities	—	—	(1,851)	—	(1,851)
Repayment of long-term debt	(65,663)	(565)	281	—	(65,947)
Net change in intercompany financing	(26,561)	(55,915)	16,397	66,079	—

	(87,694)	(56,480)	14,827	66,079	(63,268)

Effect of foreign exchange rates on cash	(1)	(174)	(492)	—	(667)

Net increase (decrease) in cash and cash equivalents	(46,303)	(4)	8,864	—	(37,443)
Cash and cash equivalents - beginning of year	89,275	1,502	56,292	—	147,069

Cash and cash equivalents - end of year	$42,972	$1,498	$65,156	$—	$109,626

Condensed Consolidating Balance Sheet as of October 26, 2007

In Thousands

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$89,275	$1,502	$56,292	$—	$147,069
Accounts receivable, net	183	125,536	136,368	—	262,087
Inventories	—	119,093	139,083	—	258,176
Income tax refundable	—	—	11,580	—	11,580
Deferred income tax benefits	29,884	2	7,944	—	37,830
Prepaid expenses	26	4,535	8,695	—	13,256
Total Current Assets	119,368	250,668	359,962	—	729,998

Property, Plant & Equipment, Net	1,951	105,510	109,960	—	217,421
Goodwill	—	207,612	449,253	—	656,865
Intangibles, Net	—	74,041	291,276	—	365,317
Debt Issuance Costs, Net	9,192	—	—	—	9,192
Deferred Income Tax Benefits	13,370	—	30,300	—	43,670
Other Assets	3,255	15,352	9,236	—	27,843
Amounts Due To (From) Subsidiaries	243,882	—	—	(243,882)	—
Investment in Subsidiaries	1,269,230	199,713	24,774	(1,493,717)	—
Total Assets	$1,660,248	$852,896	$1,274,761	$(1,737,599)	$2,050,306

In Thousands

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$1,798	$27,300	$61,159	$—	$90,257
Accrued liabilities	28,692	60,180	98,724	—	187,596
Credit facilities	—	—	8,634	—	8,634
Current maturities of long-term debt	10,239	1,152	775	—	12,166
Federal and foreign income taxes	4,564	(4,588)	11,271	—	11,247
Total Current Liabilities	45,293	84,044	180,563	—	309,900

Long-Term Debt, Net	452,645	1,167	1,190	—	455,002
Deferred Income Taxes	33,567	—	90,191	—	123,758
Other Liabilities	6,917	8,734	21,201	—	36,852
Amounts Due To (From) Subsidiaries	—	67,603	91,158	(158,761)	—
Minority Interest	—	—	2,968	—	2,968
Shareholders’ Equity	1,121,826	691,348	887,490	(1,578,838)	1,121,826
Total Liabilities and Shareholders’ Equity	$1,660,248	$852,896	$1,274,761	$(1,737,599)	$2,050,306

Condensed Consolidating Statement of Operations for the three month period ended April 27, 2007.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$182,464	$133,706	$(3,890)	$312,280
Cost of Sales	—	123,006	94,302	(3,890)	213,418

	—	59,458	39,404	—	98,862

Expenses
Selling, general and administrative	—	24,930	25,471	—	50,401
Research, development and engineering	—	7,409	11,673	—	19,082

Total Expenses	—	32,339	37,144	—	69,483

Other
Other expense (income)	—	1	26	—	27
Insurance recovery	—	—	(2,810)	—	(2,810)

Total Other	—	1	(2,784)	—	(2,783)

Operating Earnings	—	27,118	5,044	—	32,162

Interest income	(5,561)	(1,502)	(3,552)	9,830	(785)
Interest expense	8,492	4,162	5,904	(9,830)	8,728

Other Expense, Net	2,931	2,660	2,352	—	7,943

Income (Loss) Before Income Taxes	(2,931)	24,458	2,692	—	24,219
Income Tax Expense (Benefit)	(636)	4,447	683	—	4,494

Income (Loss) Before Minority Interest	(2,295)	20,011	2,009	—	19,725

Minority Interest	—	—	35	—	35

Income (Loss)	(2,295)	20,011	2,044	—	19,760

Equity in Net Income of Consolidated Subsidiaries	22,055	1,760	—	(23,815)	—

Net Income (Loss)	$19,760	$21,771	$2,044	$(23,815)	$19,760

Condensed Consolidating Statement of Operations for the six month period ended April 27, 2007.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$344,553	$232,393	$(7,422)	$569,524
Cost of Sales	—	236,241	167,274	(7,422)	396,093

	—	108,312	65,119	—	173,431

Expenses
Selling, general and administrative	—	49,399	43,377	—	92,776
Research, development and engineering	—	12,988	19,645	—	32,633

Total Expenses	—	62,387	63,022	—	125,409

Other
Other expense (income)	—	1	16	—	17
Insurance recovery	—	—	(4,457)	—	(4,457)

Total Other	—	1	(4,441)	—	(4,440)

Operating Earnings	—	45,924	6,538	—	52,462

Interest income	(10,714)	(2,679)	(4,015)	16,119	(1,289)
Interest expense	13,808	7,810	8,753	(16,119)	14,252

Other Expense, Net	3,094	5,131	4,738	—	12,963

Income (Loss) Before Income Taxes	(3,094)	40,793	1,800	—	39,499
Income Tax Expense (Benefit)	(683)	7,386	176	—	6,879

Income (Loss) Before Minority Interest	(2,411)	33,407	1,624	—	32,620

Minority Interest	—	—	(59)	—	(59)

Income (Loss)	(2,411)	33,407	1,565	—	32,561

Equity in Net Income of Consolidated Subsidiaries	34,972	2,211	—	(37,183)	—

Net Income (Loss)	$32,561	$35,618	$1,565	$(37,183)	$32,561

Condensed Consolidating Statement of Cash Flows for the six month period ended April 27, 2007.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$32,561	$35,618	$1,565	$(37,183)	$32,561
Minority interest	—	—	59	—	59
Depreciation & amortization	—	12,854	11,806	—	24,660
Deferred income taxes	(1,090)	26	(1,113)	—	(2,177)
Share-based compensation	—	1,994	1,313	—	3,307
Working capital changes, net of effect of acquisitions
Accounts receivable	(20)	(326)	5,119	—	4,773
Inventories	—	(6,981)	684	—	(6,297)
Prepaid expenses	46	1,214	(2,912)	—	(1,652)
Accounts payable	3,574	1,028	(3,928)	—	674
Accrued liabilities	4,501	(7,336)	1,165	—	(1,670)
Federal & foreign income taxes	(576)	4,794	3,545	—	7,763
Other liabilities	479	351	(482)	—	348
Other, net	(289)	(787)	(4,307)	—	(5,383)

	39,186	42,449	12,514	(37,183)	56,966

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(109)	(7,416)	(7,070)	—	(14,595)
Proceeds from sale of capital assets	—	417	37	—	454
Acquisitions of businesses, net	—	(2,073)	(335,590)	—	(337,663)

	(109)	(9,072)	(342,623)	—	(351,804)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	3,144	—	—	—	3,144
Excess tax benefits from stock option exercises	388	—	—	—	388
Debt and other issuance costs	(5,725)	—	—	—	(5,725)
Dividends paid to minority interest	—	—	(354)	—	(354)
Proceeds from issuance of long-term debt	275,000	—	—	—	275,000
Net change in credit facilities	40,000	—	1,238	—	41,238
Repayment of long-term debt	(1,401)	(523)	(158)	—	(2,082)
Net change in intercompany financing	(344,165)	(34,102)	341,084	37,183	—

	(32,759)	(34,625)	341,810	37,183	311,609

Effect of foreign exchange rates on cash	—	(146)	1,399	—	1,253

Net increase (decrease) in cash and cash equivalents	6,318	(1,394)	13,100	—	18,024
Cash and cash equivalents - beginning of period	14,343	2,672	25,623	—	42,638

Cash and cash equivalents - end of period	$20,661	$1,278	$38,723	$—	$60,662

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our current business and strategic plan focuses on the continued development of our products principally for aerospace and defense markets. We are concentrating our efforts to expand our capabilities in these markets and anticipate the global needs of our customers and respond to such needs with comprehensive solutions. These efforts focus on continuous research and new product development, acquisitions and establishing strategic realignments of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering. On March 14, 2007, we acquired CMC Electronics Inc. (CMC), a manufacturer of high technology avionics including global positioning systems, head-up displays, enhanced vision systems and electronic flight management systems. The acquisition significantly expands the scale of our existing Avionics & Controls business. CMC is included in the Avionics & Controls segment and the results of its operations were included from the effective date of the acquisition.

Net income for the first six month period ended May 2, 2008 was $56.2 million or $1.88 per diluted share, compared with $32.6 million, or $1.25 per diluted share in the prior-year period, principally reflecting strong results at our Avionics & Controls and Sensors & Systems segments and a $4.1 million reduction in deferred income tax liabilities resulting from the enactment of lower income tax rates in Canada and a $2.8 million reduction in previously recorded tax liabilities upon a settlement of an examination of the Company’s U.S. federal income tax returns. The first six month period ended May 2, 2008 contained 27 weeks, while the prior-year period contained 26 weeks.

Results of Operations

Three Month Period Ended May 2, 2008 Compared with Three Month Period Ended April 27, 2007

Sales for the first fiscal quarter increased 19.8% when compared with the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Three Months Ended
		May 2, 2008	April 27, 2007

Avionics & Controls	33.5%	$142,514	$106,762
Sensors & Systems	18.3%	117,914	99,675
Advanced Materials	7.3%	113,527	105,843

Total Net Sales		$373,955	$312,280

The 33.5% increase in sales of Avionics & Controls was principally due to incremental sales from the CMC acquisition and increased sales volumes of cockpit controls for commercial aviation and medical equipment devices from new OEM programs.

The 18.3% increase in sales of Sensors & Systems mainly reflected increased sales of power distribution devices from new OEM programs and a retrofit program, as well as the effect of exchange rates. Sales in the second fiscal quarter of 2008 reflected a stronger euro relative to the U.S. dollar, as the average exchange rate from the euro to the U.S. dollar increased from 1.32 in the second fiscal quarter of 2007 to 1.54 in the second fiscal quarter of 2008.

The 7.3% increase in sales of Advanced Materials principally reflected higher sales of countermeasure devices from our U.K. operation and thermally engineered components operation. Additionally, sales at our elastomer operations increased over the prior-year period, reflecting increased demand from commercial aviation customers.

Overall, gross margin as a percentage of sales was 33.9%, compared to 31.7% in the same period a year ago.

Avionics & Controls segment gross margin was 36.9% and 31.3% for the second fiscal quarter of 2008 and 2007, respectively. The increase reflected strong after-market sales and pricing strength on certain cockpit control devices. Comparing the second fiscal quarter of 2008 to the prior-year period, fiscal 2007 gross margin was impacted by the shipment of acquired inventory of CMC, which was valued at fair market value at the date of acquisition.

Sensors & Systems segment gross margin was 34.3% and 34.6% for the second fiscal quarter of 2008 and 2007, respectively. The decrease in gross margin principally reflected the impact of a weaker U.S. dollar compared to the euro on U.S.-dollar denominated sales and euro-denominated cost of sales at our pressure and temperature operations. These decreases were partially offset by strong gross margins at our power distribution devices operations, mainly due to improved recovery of fixed costs as a result of higher sales volumes and a retrofit program. In addition, comparing the second fiscal quarter of 2008 to the prior-year period, fiscal 2007 was impacted by a contract overrun at a small unit which manufactures precision gears and data concentrators.

Advanced Materials segment gross margin was 29.5% compared to 29.2% for the same period one year ago. The increase in Advanced Materials gross margin reflected an improved recovery of fixed costs as a result of higher sales volumes at our thermally engineered component operations in the U.K. and our elastomer operations. Strong gross margins at our combustible ordnance operations were partially offset by lower gross margins at our U.S. flare countermeasure operations. Comparing the second fiscal quarter of 2008 to the prior-year period, the second fiscal quarter of 2007 gross margin reflected the sale of flares at a premium price due to a supplemental award in excess of the quantity originally required.

Selling, general and administrative expenses (which include corporate expenses) totaled $60.0 million and $50.4 million for the second fiscal quarter of 2008 and 2007, respectively, or 16.1% of sales for both the second fiscal quarter of 2008 and 2007. The increase in the amount of selling, general and administrative expenses was due principally to incremental selling, general and administrative expenses from the CMC acquisition. The increase in corporate expenses mainly reflects increased incentive compensation expense and increased professional fees.

Research, development and engineering spending was $26.2 million, or 7.0% of sales, for the second fiscal quarter of 2008 compared with $19.1 million, or 6.1% of sales, for the second fiscal quarter of 2007. The increase in research, development and engineering principally reflected incremental spending from the CMC acquisition, which includes the development of the integrated cockpit system for the T-6B military trainer. Fiscal 2008 research, development and engineering spending is expected to be about 6.0% of sales. Achievement of this percentage of sales is dependent upon approval of an investment proposal and claim made under a new Canadian government assistance program during the fourth quarter of fiscal 2008.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the second fiscal quarter of 2008 totaled $49.5 million compared with $41.0 million for the second fiscal quarter in 2007.

Avionics & Controls segment earnings were $16.4 million in the second fiscal quarter of 2008 and $11.6 million in the second fiscal quarter of 2007, principally reflecting strong earnings from our cockpit control operations. CMC’s results were impacted by higher research and development expense related to the development of the T-6B military trainer and the effect of a weaker U.S. dollar compared with the Canadian dollar on U.S. dollar-denominated sales and Canadian-denominated cost of sales. Since the acquisition of CMC, the U.S. dollar relative to the Canadian dollar has declined 13.3%. Approximately 80% of CMC’s sales were denominated in U.S. dollars. Recognizing this currency environment and the impact on CMC’s financial performance since acquisition, management is focused on a broad array of initiatives designed to improve CMC’s results of operations.

Sensors & Systems segment earnings were $13.1 million for the second fiscal quarter of 2008 compared with $8.3 million for the second fiscal quarter of 2007. The increase in Sensors &

Systems earnings reflects strong results across all operations from increased sales from new OEM programs, as well as strong after-market sales. Comparing the second fiscal quarter of 2008 to the prior-year period, fiscal 2007 results included a charge for the contract overrun described above.

Advanced Materials segment earnings were $19.9 million for the second fiscal quarter of 2008 compared with $21.1 million for the second fiscal quarter of 2007, principally reflecting lower earnings from our U.S. and non-U.S. countermeasure operations. In the second fiscal quarter of 2007, Advanced Materials segment earnings included $2.8 million in business interruption insurance recoveries related to an explosion which occurred at our Wallop advanced flare facility on June 26, 2006. The advanced flare facility has been closed due to the requirements of the Health Safety Executive (HSE) to review the cause of the accident, but normal operations are continuing at unaffected portions of the facility. The HSE investigation will not be completed until the Coroner’s Inquest is filed, possibly in 2008. Although it is not possible to determine the results of the HSE investigation or how the Coroner will rule, management does not expect to be found in breach of the Health & Safety Act related to the accident and, accordingly, no amounts have been recorded for any potential fines that may be assessed by the HSE. The HSE will also review and approve the plans and construction of the new flare facility. We expect construction to be completed and in full production, following customary start-up and commissioning activities, during fiscal 2009. The decrease in earnings of our countermeasure operations was partially offset by strong earnings from our thermally engineered components, elastomers, and combustible ordnance operations.

Interest expense for the second fiscal quarter of 2008 was $7.3 million compared with $8.7 million for the second fiscal quarter of 2007, reflecting reduced borrowings.

The effective income tax rate for the second fiscal quarter of 2008 was 23.3% (before a $0.7 million tax expense) compared with 22.0% (before a $0.8 million tax benefit) for the prior-year period. The $0.7 million tax expense in the second fiscal quarter of 2008 was related to certain tax liabilities of CMC. The $0.8 million tax benefit in the second fiscal quarter of 2007 was primarily the result of the application of the new projected effective income tax rate to the first quarter pre-tax income. The change in the effective tax rate for the second fiscal quarter of 2007 reflects the incremental financing costs attributable to CMC’s acquisition in income before income taxes and the effect of including CMC’s tax credits and other tax efficiencies for the second half of fiscal 2007. The effective tax rate differed from the statutory rate in the second fiscal quarters of 2008 and 2007, as both years benefited from various tax credits and certain foreign interest expense deductions.

Six Month Period Ended May 2, 2008 Compared to Six Month Period Ended April 27, 2007

Year-to-date sales increased 31.1% compared with the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Six Months Ended
		May 2, 2008	April 27, 2007

Avionics & Controls	55.6%	$281,040	$180,620
Sensors & Systems	23.2%	230,941	187,513
Advanced Materials	16.4%	234,403	201,391

Total Net Sales		$746,384	$569,524

The 55.6% increase in Avionics & Controls was principally due to incremental sales from the CMC acquisition and increased sales volumes of cockpit controls and medical equipment devices from new OEM programs.

The 23.2% increase in sales of Sensors & Systems reflected higher after-market sales at our temperature and pressure operations and strong sales resulting from new OEM programs and a retrofit program at our electrical power switching devices operations, as well as the effect of exchange rates. Sales in the first six months of fiscal 2007 reflected a stronger euro relative to the U.S. dollar, as the average exchange rate from the euro to the U.S. dollar increased from 1.31 in the first six months of fiscal 2007 to 1.50 in the first six months of fiscal of 2008.

The 16.4% increase in sales of Advanced Materials principally reflected higher sales of thermally engineered components, countermeasure devices from our U.K. operation and combustible ordnance. Additionally, sales at our elastomer operations increased over the prior-year period, reflecting increased demand from commercial aviation customers.

Overall, gross margin as a percentage of sales was 33.0% and 30.5% for the first six months of fiscal 2008 and 2007, respectively.

Avionics & Controls segment gross margin was 35.9% and 32.9% for the first six months of fiscal 2008 and 2007, respectively. The increase reflected strong after-market sales and pricing strength on certain cockpit control devices as well as the prior-year period shipment of acquired inventory of CMC, which was valued at fair market value at the date of acquisition.

Sensors & Systems segment gross margin was 35.4% and 32.4% for the first six months of fiscal 2008 and 2007, respectively. The increase in gross margin was due to improved recovery of fixed costs as a result of higher sales volumes, strong after-market sales and pricing strength at our U.S. and non-U.S. power distribution devices operations. In addition, comparing the second fiscal quarter of 2008 to the prior-year period, fiscal 2007 was impacted by a contract overrun at a small unit which manufactures precision gears and data concentrators. Gross margins were also impacted by the effect of a weaker U.S. dollar compared with the euro on U.S. dollar-denominated sales and euro-denominated cost of sales.

Advanced Materials segment gross margin was 27.3% and 26.4% for the first six months of fiscal 2008 and 2007, respectively. The increase in Advanced Materials gross margin reflected strong after-market sales and an improved recovery of fixed costs as a result of higher sales volumes at our thermally engineered component operations in the U.K. Strong gross margins at our combustible ordnance operations were partially offset by lower gross margins at our U.S. flare countermeasure operations. Additionally, gross margin at our U.S. flare countermeasure operations in the second fiscal quarter of 2007 reflected the sale of flares at a premium price due to a supplemental award in excess of the quantity originally required.

Selling, general and administrative expenses (which include corporate expenses) totaled $121.6 million and $92.8 million for the first six months of fiscal 2008 and 2007, respectively, or 16.3% of sales, for both the first six months of fiscal 2008 and the prior-year period. The increase in the amount of selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses from the CMC acquisition. The increase in corporate expense principally reflects increased incentive compensation expense and increased professional fees.

Research, development and engineering expenses were $48.9 million, or 6.6% of sales for the first six months of fiscal 2008 compared with $32.6 million, or 5.7% of sales, for the first six months of fiscal 2007. The increase in research, development and engineering principally reflected incremental spending from the CMC acquisition, which includes the development of the integrated cockpit system for the T-6B military trainer. Fiscal 2008 research, development and engineering spending is expected to be about 6.0% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first six months of fiscal 2008 totaled $94.5 million, compared with $69.3 million for the prior-year period.

Avionics & Controls segment earnings were $31.2 million for the first six months of fiscal 2008 compared with $23.2 million in the prior-year period, principally reflecting strong earnings from our cockpit control operations. Avionics & Controls segment earnings were impacted by higher research and development expenses related to the development of the T-6B military trainer and the effect of a weaker U.S. dollar compared with the Canadian dollar on U.S. dollar-denominated sales and Canadian-denominated cost of sales. Since the acquisition of CMC, the U.S. dollar relative to the Canadian dollar has declined 13.3%. Approximately 80% of CMC’s sales are denominated in U.S. dollars. Recognizing this currency environment and the impact on CMC’s financial performance since the acquisition, management is focused on a broad array of initiatives designed to improve CMC’s results of operations.

Sensors & Systems segment earnings were $27.8 million for the first six months of fiscal 2008 compared with $14.1 million in the prior-year period. The increase in Sensors & Systems earnings reflected strong results across all operations from increased sales from new OEM programs, as well as strong after-market sales. Comparing the second fiscal quarter of 2008 to the prior-year period, fiscal 2007 results included a charge for the contract overrun described above.

Advanced Materials segment earnings were $35.6 million for the first six months of fiscal 2008 compared with $32.0 million for the prior-year period, principally reflecting strong earnings from our thermally engineered components, elastomer and combustible ordnance operations. These increases were partially offset by lower earnings from our U.S. countermeasure operations. Comparing the second fiscal quarter of 2008 to the prior-year period, fiscal 2007 Advanced Materials segment earnings included $4.5 million in business interruption insurance recoveries, as described above.

Interest expense for the first six months of fiscal 2008 was $15.2 million compared with $14.3 million for the prior-year period.

The effective income tax rate for the first six months of fiscal 2008 was 22.9% (before a $6.2 million tax benefit) compared with 22.0% (before a $1.8 million tax benefit) for the first six months of fiscal 2007. The $6.2 million of tax benefits was the result of three events. The first event was the settlement of an examination of the U.S. federal income tax returns for fiscal 2003 through 2005, which resulted in a $2.8 million reduction of previously estimated income tax liabilities. The second event was the enactment of tax laws reducing the Canadian statutory tax rate, which resulted in a $4.1 million net reduction of deferred income tax liabilities. The third event was the recognition of $0.7 million of additional income tax liabilities at CMC. The $1.8 million tax benefit in the first six months of 2007 was mainly the result of the retroactive extension of the U.S. Research and Experimentation tax credit that was signed into law on December 21, 2006. The effective tax rate differed from the statutory rate for the first six months of fiscal 2008 and 2007 as both periods benefited from various tax credits and certain foreign interest expense deductions.

New orders for the first six months of fiscal 2008 were $818.4 million compared with $870.5 million for the same period in 2007. The decrease in orders compared to the prior-year period principally reflects the acquisition of CMC’s backlog. Backlog was $1.1 billion compared with $954.4 million at the end of the prior-year period and $985.1 million at the end of fiscal 2007.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments at May 2, 2008, totaled $121.7 million, a decrease of $25.4 million from October 26, 2007. Net working capital increased to $436.1 million at May 2, 2008 from $420.1 million at October 26, 2007. Sources and uses of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $59.2 million and $57.0 million in the first six months of fiscal 2008 and 2007, respectively. The increase principally reflected higher net earnings, increased cash received from the sale of our products, partially offset by increased payments for inventories, income taxes, interest expense, and incentive compensation which are paid annually.

Cash flows used by investing activities were $32.7 million and $351.8 million in the first six months of fiscal 2008 and 2007, respectively. The decrease principally reflected the acquisition of CMC in the prior-year period.

Cash flows used by financing activities were $63.3 million in the first six months of fiscal 2008, principally reflecting a £31.9 million principal payment on our GBP term loan. Cash flows provided by financing activities were $311.6 million in the first six months of fiscal 2007, principally reflecting the issuance of $275.0 million in long-term debt to finance the CMC acquisition.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $42.5 million during fiscal 2008, compared with $30.5 million expended in fiscal 2007. Capital expenditures for the first six months of fiscal 2008 totaled $21.3 million, primarily for machinery and equipment and enhancements to information systems.

Total debt at May 2, 2008, including the fair value of the interest rate swap, was $408.1 million and consisted of $175.0 million of Senior Notes due in 2017, $176.9 million of Senior Subordinated Notes due in 2013, $45.3 million under our GBP term loan, and $10.9 million of various foreign currency debt agreements and other debt agreements, including capital lease obligations.

On March 14, 2007, we acquired CMC for approximately $344.5 million in cash, including acquisition costs. The acquisition was financed in part with the proceeds of the $175 million Senior Notes due March 1, 2017. In addition, on March 13, 2007, the Company amended its credit agreement to increase the existing revolving credit facility to $200.0 million and to provide an additional $100.0 million U.S. term loan facility. On March 13, 2007, the Company borrowed $60.0 million under the revolving credit facility and $100.0 million under the U.S. term loan facility to pay a portion of the purchase price of the acquisition of CMC; the Company repaid $60.0 million through October 26, 2007.

On October 12, 2007, we completed an underwritten public offering of 3.45 million shares of common stock, generating net proceeds of $187.1 million. Proceeds from the offering were used to pay off our $100.0 million U.S. term loan facility and pay down our revolving credit facility.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through April 2009. In addition, we believe that we have adequate access to capital markets to fund future acquisitions.

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

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 2, 2008. Based upon that evaluation, they concluded as of May 2, 2008 that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of May 2, 2008, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 4.	Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on March 5, 2008, the shareholders acted on the following proposals:

a)	The election of the following directors for three-year terms expiring at the 2011 annual meeting:

	Votes Cast
Name	For	Withheld

Lewis E. Burns	26,052,831	591,869
Robert W. Cremin	26,000,812	643,888
Anthony P. Franceschini	25,905,446	739,254
James J. Morris	26,185,230	459,470

Current directors whose terms are continuing after the 2008 annual meeting are John F. Clearman, Robert S. Cline, Paul V. Haack, Charles R. Larson, Jerry D. Leitman and James L. Pierce.

b)	The approval of an amendment to the Company’s 2004 Equity Incentive Plan (the “2004 Plan”) to authorize the issuance of an additional 1,000,000 shares of the Company’s Common Stock:

Votes Cast
For	Against	Abstained

19,962,303	2,177,437	242,507

There were 4,262,453 broker non-votes on the above proposal.

c)	The approval of an amendment to the Company’s 2002 Employee Stock Purchase Plan (the “2002 ESPP”) to authorize the issuance of an additional 250,000 shares of the Company’s Common Stock:

Votes Cast
For	Against	Abstained

21,667,676	472,641	241,930

There were 4,262,453 broker non-votes on the above proposal.

Item 5.	Other Information

As described above in Part II, Item 4, at our annual meeting of shareholders held on March 5, 2008, our shareholders approved amendments to the Company’s 2004 Plan and 2002 ESPP to authorize the issuance of an additional 1,000,000 shares of the Company’s Common Stock under the 2004 Plan and an additional 250,000 shares of the Company’s Common Stock under the 2002 ESPP.

Copies of the 2004 Plan and 2002 ESPP were set forth in Annexes C and D, respectively, of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 4, 2008, and are incorporated herein by reference.

Item 6.	Exhibits

10.1	Lease Agreement, dated March 26, 2008, between Capstone PF LLC and Korry Electronics Co.

11	Schedule setting forth computation of basic and diluted earnings per common share for the three and six month periods ended May 2, 2008, and April 27, 2007.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: June 6, 2008	By:	/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer)