Form 10-Q
period 2008-08-01
ESTERLINE TECHNOLOGIES CORP
filed 2008-09-05
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2008

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

Yes                                                     No            X

As of September 2, 2008, 29,636,481 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of August 1, 2008 and October 26, 2007

(In thousands, except share amounts)

	August 1, 2008		October 26, 2007
ASSETS	(Unaudited	)

Current Assets
Cash and cash equivalents	$162,552		$147,069
Accounts receivable, net of allowances of $5,558 and $5,378	249,083		262,087
Inventories
Raw materials and purchased parts	120,988		111,997
Work in process	130,595		99,103
Finished goods	46,878		47,076

	298,461		258,176

Income tax refundable	6,495		11,580
Deferred income tax benefits	31,907		37,830
Prepaid expenses	15,774		13,256

Total Current Assets	764,272		729,998

Property, Plant and Equipment	447,425		418,788
Accumulated depreciation	231,516		201,367

	215,909		217,421

Other Non-Current Assets
Goodwill	651,381		656,865
Intangibles, net	339,146		365,317
Debt issuance costs, net of accumulated amortization of $5,763 and $4,618	7,957		9,192
Deferred income tax benefits	46,041		43,670
Other assets	25,715		27,843

	$2,050,421		$2,050,306

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of August 1, 2008 and October 26, 2007

(In thousands, except share amounts)

	August 1, 2008		October 26, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited	)

Current Liabilities
Accounts payable	$88,763		$90,257
Accrued liabilities	181,583		187,596
Credit facilities	8,550		8,634
Current maturities of long-term debt	8,649		12,166
Federal and foreign income taxes	14,173		11,247

Total Current Liabilities	301,718		309,900

Long-Term Liabilities
Long-term debt, net of current maturities	390,221		455,002
Deferred income taxes	118,307		123,758
Other liabilities	54,051		36,852

Commitments and Contingencies	—		—

Minority Interest	2,643		2,968

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 29,626,981 and 29,364,269 shares	5,925		5,873
Additional paid-in capital	491,480		475,816
Retained earnings	569,181		493,269
Accumulated other comprehensive income	116,895		146,868

Total Shareholders’ Equity	1,183,481		1,121,826

	$2,050,421		$2,050,306

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Nine Month Periods Ended August 1, 2008 and July 27, 2007

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	August 1, 2008	July 27, 2007	August 1, 2008	July 27, 2007

Net Sales	$382,070	$326,376	$1,128,454	$895,900
Cost of Sales	262,668	226,734	762,421	622,827

	119,402	99,642	366,033	273,073

Expenses
Selling, general & administrative	63,183	55,461	184,804	148,237
Research, development & engineering	22,396	16,952	71,328	49,585

Total Expenses	85,579	72,413	256,132	197,822

Other
Other expense	—	7	86	24
Insurance recovery	—	(32,857)	—	(37,314)

Total Other	—	(32,850)	86	(37,290)

Operating Earnings	33,823	60,079	109,815	112,541

Interest income	(1,125)	(821)	(3,512)	(2,110)
Interest expense	7,339	10,790	22,517	25,042
Gain on derivative financial instrument	—	—	(1,850)	—

Other Expense, Net	6,214	9,969	17,155	22,932

Income Before Income Taxes	27,609	50,110	92,660	89,609
Income Tax Expense	7,091	11,217	15,780	18,096

Income Before Minority Interest	20,518	38,893	76,880	71,513

Minority Interest	(36)	(58)	(229)	(117)

Net Earnings	$20,482	$38,835	$76,651	$71,396

Earnings Per Share
Basic	$.69	$1.51	$2.60	$2.79
Diluted	$.68	$1.49	$2.56	$2.74

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Month Periods Ended August 1, 2008 and July 27, 2007

(Unaudited)

(In thousands)

	Nine Months Ended
	August 1, 2008	July 27, 2007

Cash Flows Provided (Used) by Operating Activities
Net earnings	$76,651	$71,396
Minority interest	(325)	117
Depreciation and amortization	49,343	39,579
Deferred income taxes	(19,509)	(7,707)
Share-based compensation	6,518	5,105
Working capital changes, net of effect of acquisitions
Accounts receivable	12,120	22,415
Inventories	(40,718)	(13,639)
Prepaid expenses	(2,396)	(2,189)
Accounts payable	(2,011)	3,736
Accrued liabilities	5,702	(8,774)
Federal and foreign income taxes	6,902	6,838
Other liabilities	(2,808)	(1,636)
Other, net	3,582	(4,188)

	93,051	111,053

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(31,006)	(24,350)
Proceeds from sale of capital assets	626	3,092
Acquisitions of business, net of cash acquired	12,033	(344,313)

	(18,347)	(365,571)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Month Periods Ended August 1, 2008 and July 27, 2007

(Unaudited)

(In thousands)

	Nine Months Ended
	August 1, 2008	July 27, 2007

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	7,266	7,557
Excess tax benefits from stock options exercised	1,932	1,567
Debt and other issuance costs	—	(6,409)
Proceeds from issuance of long-term debt	—	275,000
Net change in credit facilities	(134)	20,322
Repayment of long-term debt	(67,687)	(3,755)
Dividends paid to minority interest	—	(763)

	(58,623)	293,519

Effect of Foreign Exchange Rates on Cash	(598)	2,043

Net Increase in Cash and Cash Equivalents	15,483	41,044

Cash and Cash Equivalents – Beginning of Period	147,069	42,638

Cash and Cash Equivalents – End of Period	$162,552	$83,682

Supplemental Cash Flow Information
Cash Paid for Interest	$22,412	$21,778
Cash Paid for Taxes	27,754	11,974

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended August 1, 2008 and July 27, 2007

1.	The consolidated balance sheet as of August 1, 2008, the consolidated statement of operations for the three and nine month periods ended August 1, 2008, and July 27, 2007, and the consolidated statement of cash flows for the nine month periods ended August 1, 2008, and July 27, 2007, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2007, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America. The nine month period ended August 1, 2008, contained 40 weeks, while the prior-year period contained 39 weeks.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 408,803 and 384,800 in the third fiscal quarters of 2008 and 2007, respectively. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 373,038 and 440,739 in the first nine months of 2008 and 2007, respectively. Shares used for calculating earnings per share are disclosed in the following table.

(In thousands)

	Three Months Ended		Nine Months Ended
	August 1, 2008	July 27, 2007	August 1, 2008	July 27, 2007

Shares Used for Basic Earnings
Per Share	29,575	25,691	29,466	25,604
Shares Used for Diluted Earnings
Per Share	29,994	26,139	29,894	26,022

5.	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles (GAAP),” (Statement No. 162). The purpose of the new standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. The new standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of Statement No. 162 is not expected to have a material effect on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board issued Financial Accounting Standard No. 161, “Disclosure About Derivative Instruments and Hedging Activities, an amendment to Financial Accounting Standards Board Financial Accounting Standard No. 133,” (Statement No. 161). Statement No. 161 requires among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. Statement No. 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk. Statement No. 161 is effective for fiscal 2009. The Company is currently evaluating the impact of Statement No. 161 on the Company’s financial statements.

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

6.	The Company’s comprehensive income is as follows:

(In thousands)

	Three Months Ended		Nine Months Ended
	August 1, 2008	July 27, 2007	August 1, 2008	July 27, 2007

Net Earnings	$20,482	$38,835	$76,651	$71,396
Change in Fair Value of Derivative
Financial Instruments, Net of
Tax (1)	(337)	16	(3,172)	1,722
Foreign Currency Translation
Adjustment, Net of Tax (1)	(1,532)	21,152	(26,801)	60,992

Comprehensive Income	$18,613	$60,003	$46,678	$134,110

(1)

Net of tax benefit of $89 and $530 for the third fiscal quarters of 2008 and 2007, respectively. Net of tax benefit of $910 and $1.6 million for the first nine months of fiscal 2008 and 2007, respectively.

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

The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price includes the value of future development of existing technologies, the introduction of new technologies, and the addition of new customers. A significant portion of the valuation of CMC was based upon the successful development and manufacture of the cockpit integration system for the T-6B military trainer for the U.S. military and international markets. Additionally, the valuation assumes the continued funding of research and development by the Canadian government through assistance and research and development tax credits. The Company recorded goodwill of $209.7 million. The amount allocated to goodwill is not expected to be deductible for income tax purposes.

(In thousands)

As of March 14, 2007

Current assets	$96,282
Property, plant and equipment	39,136
Intangible assets subject to amortization Programs (15 year weighted average useful life)	83,189
Trade names	22,370
Goodwill	209,723
Deferred income tax benefit	22,212

Total assets acquired	472,912

Current liabilities assumed	73,922
Deferred tax liabilities	35,976
Pension and other liabilities	18,481

Net assets acquired	$344,533

8.	During the third fiscal quarter of 2008, the Company recorded a $5.0 million ($3.8 million, net of tax, or $0.13 per diluted share) estimate to complete adjustment for certain long-term contracts accounted for under SOP 81-1. The adjustment was principally due to higher engineering costs as a result of resource constraints, increased scope and additional certification requirements to develop upgraded commercial aviation flight management systems at CMC.

9.

The effective income tax rate for the first nine months of fiscal 2008 was 23.4% (before $5.9 million of tax benefits) compared with 23.1% (before $2.6 million of tax benefits) for the first nine months of fiscal 2007. The $5.9 million of tax benefits in fiscal 2008 were the result of four events. The first event was the settlement of an examination of the U.S. federal income tax returns for fiscal years 2003 through 2005, which resulted in a $2.8 million reduction of previously estimated income tax liabilities. The second event was the enactment of tax laws reducing the Canadian statutory tax rate, which resulted in a $4.1 million net reduction of deferred income tax liabilities. The third event was the recognition of $0.7 million of additional income tax liabilities at CMC. The fourth event was a $0.3 million increase of previously estimated tax liabilities due to a reconciliation of prior years’ income tax returns to the provision for income tax. The $2.6 million of tax benefits in the first nine months of 2007 was the result of three events. The first event was the retroactive extension of the U.S. Research and Experimentation tax credit that was signed into law on December 21, 2006, which resulted in a $1.8 million tax benefit. The second event was the enactment of a tax law reducing U.K. statutory corporate income tax from 30% to 28%, which resulted in a reduction of the U.K. subsidiaries’ deferred income tax liabilities of $1.4 million. The third event was a $0.6 million increase of previously estimated tax liabilities due to the reconciliation of prior years’ income tax returns to the provision for income tax. The effective tax rate differed from the statutory rate for the first nine months of fiscal 2008 and 2007, as both periods benefited from various tax credits and certain foreign interest expense deductions.

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

The Company adopted the provisions of FIN 48 effective October 27, 2007. Of the $9.2 million cumulative effect of adopting FIN 48, $0.7 million was recorded as a reduction to retained earnings and $8.5 million was recorded as acquired goodwill. As of the adoption date, the Company had gross unrecognized tax benefits of $31.0 million, of which $27.7 million was recorded within other liabilities, $3.1 million was recorded in deferred taxes and $0.2 million was recorded in federal and foreign income taxes payable in the consolidated balance sheet. Management estimates that $5.7 million of the $31.0 million would affect the effective income tax rate if recognized. During the first nine months of fiscal 2008, a reduction of $9.9 million of the unrecognized tax benefits was recorded. The $9.9 million decrease consisted of a $10.6 million reduction in unrecognized tax benefits as a result of the settlement of an examination of the U.S. federal income tax returns for fiscal years 2003 through 2005, offset by a $0.7 million increase to account for the current year additions. Of the $9.9 million decrease, $0.8 million affected the first nine months of fiscal 2008 income tax rate and $9.1 million was recorded as a reduction of goodwill. The total amount of unrecognized tax benefits may decrease $0.4 million based on the reasonably possible resolution of certain tax matters within the next 12 months.

The Company recognizes interest related to unrecognized tax benefits in income tax expense. As of October 27, 2007, the total amount of interest recognized within other liabilities in the consolidated balance sheet was $1.8 million. During the first nine months of fiscal 2008, as a result of settling the examination of U.S. federal income tax returns for fiscal years 2003 through 2005, there was a $1.3 million reduction of the interest related to the unrecognized tax benefits.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax Jurisdiction	Years No Longer Subject to Audit

U.S. Federal	2005 and prior
Canada	2002 and prior
France	2003 and prior
Germany	2003 and prior
United Kingdom	2003 and prior

10.	As of August 1, 2008, the Company had two share-based compensation plans – an employee stock purchase plan and an equity incentive plan. The compensation cost that has been charged against income for those plans for the first nine months of fiscal 2008 and 2007 was $6.5 million and $5.1 million, respectively. During the first nine months of fiscal 2008 and 2007, the Company issued 252,506 and 295,504 shares, respectively, under its employee stock plans.

The fair value of the awards under the employee stock purchase plan was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table.

	Nine Months Ended
	August 1, 2008	July 27, 2007

Risk-free interest rate (U.S. Treasury zero coupon issues)	3.32 – 5.15%	5.15%
Expected dividend yield	—	—
Expected volatility	21.4 – 34.8%	21.4 – 39.9%
Expected life (months)	6	6

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 376,300 options and 410,000 options in the nine month periods ended August 1, 2008, and July 27, 2007, respectively. The weighted-average grant date fair value of options granted during the nine month periods ended August 1, 2008, and July 27, 2007, was $25.44 per share and $21.55 per share, respectively.

The fair value of each option granted by the Company was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table.

Nine Months Ended
	August 1, 2008	July 27, 2007

Risk-free interest rate (U.S. Treasury zero coupon issues)	3.24 – 4.53%	4.31 – 4.82%
Expected dividend yield	—	—
Expected volatility	33.0 – 42.9%	43.3 – 44.3%
Expected life (years)	2.0 – 9.5	4.5 – 9.5

11.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline, non-U.S. plans maintained by CMC, and U.S. and non-U.S. plans maintained by Leach Holding Corporation. Components of periodic pension cost consisted of the following:

(In thousands)

	Three Months Ended		Nine Months Ended
	August 1, 2008	July 27, 2007	August 1, 2008	July 27, 2007

Components of Net Periodic Pension Cost
Service cost	$1,801	$1,669	$5,355	$3,944
Interest cost	4,334	3,890	12,995	9,826
Expected return on plan assets	(5,488)	(5,217)	(16,663)	(13,066)
Amortization of prior service cost	5	5	14	14
Amortization of actuarial loss	95	69	240	163

Net Periodic Cost	$747	$416	$1,941	$881

The Company’s principal post-retirement plans include non-U.S. plans maintained by CMC, which are non-contributory healthcare and life insurance plans. The components of expense of these other retirement benefits consisted of the following:

(In thousands)

	Three Months Ended		Nine Months Ended
	August 1, 2008	July 27, 2007	August 1, 2008	July 27, 2007

Components of Net Periodic Pension Cost
Service cost	$90	$87	$280	$127
Interest cost	151	142	468	208
Amortization of actuarial loss	3	—	10	—

Net Periodic Cost	$244	$229	$758	$335

12.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)

	Three Months Ended		Nine Months Ended
	August 1, 2008	July 27, 2007	August 1, 2008	July 27, 2007

Sales
Avionics & Controls	$147,925	$123,410	$438,008	$310,379
Sensors & Systems	121,927	95,520	343,825	276,684
Advanced Materials	112,218	107,446	346,621	308,837

Total Sales	$382,070	$326,376	$1,128,454	$895,900

(In thousands)

	Three Months Ended		Nine Months Ended
	August 1, 2008	July 27, 2007	August 1, 2008	July 27, 2007
Income from Operations
Avionics & Controls	$9,551	$10,323	$42,402	$31,415
Sensors & Systems	14,877	10,595	40,993	26,762
Advanced Materials	17,986	48,524	53,562	80,520

Segment Earnings	42,414	69,442	136,957	138,697

Corporate expense	(8,591)	(9,356)	(27,056)	(26,132)
Other expense	—	(7)	(86)	(24)
Interest income	1,125	821	3,512	2,110
Interest expense	(7,339)	(10,790)	(22,517)	(25,042)
Gain on derivative financial instrument	—	—	1,850	—

	$27,609	$50,110	$92,660	$89,609

13.	The Company repaid £32.5 million or $66.9 million of the £57.0 GBP million term loan during the first nine months of fiscal 2008 and terminated the interest rate swap on the U.K. pound-denominated note for a gain of $1.9 million.

14.

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of August 1, 2008, and October 26, 2007, and for the applicable periods ended August 1, 2008, and July 27, 2007, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Senior Subordinated Notes due 2013 (Senior Subordinated Notes) and Senior Notes due 2017 (Senior Notes) which include Advanced Input Devices, Inc., Amtech Automated Manufacturing Technology, Angus Electronics Co., Armtec Countermeasures Co., Armtec Countermeasures TNO Co., Armtec Defense Products Co., AVISTA, Incorporated, BVR Technologies Co., CMC DataComm Inc., CMC Electronics Acton Inc., CMC Electronics Aurora Inc., EA Technologies Corporation, Equipment Sales Co., Esterline Canadian Holding Co., Esterline International Company (China), Esterline Sensors Services Americas, Inc., Esterline Technologies Holdings Limited, Esterline Technologies Ltd. (England), H.A. Sales Co., Hauser Inc., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach International Mexico S. de R.L. de C.V. (Mexico), Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., Norwich Aero Products, Inc., Palomar Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., Surftech Finishes Co., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Advanced Input Devices Ltd. (U.K.), Auxitrol S.A., BAE Systems Canada/Air TV LLC, Beacon Electronics Inc., CMC Electronics Inc., Darchem Engineering Limited, Darchem Holdings Ltd., Darchem Insulation Systems Limited, Esterline Acquisition Ltd. (U.K.), Esterline Canadian Acquisition Company, Esterline Canadian Limited Partnership, Esterline Foreign Sales Corporation (U.S. Virgin Islands), Esterline Input Devices Asia Ltd. (Barbados), Esterline Input Devices Ltd. (Shanghai), Esterline

Mexico S. de R.L. de C.V. (Mexico), Esterline Sensors Services Asia PTE, Ltd. (Singapore), Esterline Technologies Denmark ApS (Denmark), Guizhou Leach-Tianyi Aviation Electrical Company Ltd. (China), Leach International Asia-Pacific Ltd. (Hong Kong), Leach International Europe S.A. (France), Leach International Germany GmbH (Germany), Leach International U.K. (England), Leach Italia Srl. (Italy), LRE Medical GmbH (Germany), Muirhead Aerospace Ltd., Norcroft Dynamics Ltd., Pressure Systems International Ltd., TA Mfg. Limited (U.K.), Wallop Defence Systems Limited, Wallop Industries Limited (U.K.), Weston Aero Ltd. (England), and Weston Aerospace Ltd. (England). The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes. The net assets, net loss and cash flows of CMC DataComm Inc., CMC Electronics Acton Inc. and CMC Electronics Aurora Inc. were previously included with Non-Guarantor Subsidiaries until the valuation of these guarantor subsidiaries was complete. At May 2, 2008, the valuation of these guarantor subsidiaries was completed and, accordingly, the reported consolidating balance sheet, income statement and statement of cash flows for the Guarantor Subsidiaries and Non-Guarantor Subsidiaries for the three and nine month periods ended July 27, 2007, and the balance sheet as of October 26, 2007, have been adjusted to reflect the inclusion of CMC DataComm Inc., CMC Electronics Acton Inc. and CMC Electronics Aurora Inc. as Guarantor Subsidiaries.

Condensed Consolidating Balance Sheet as of August 1, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$90,019	$827	$71,706	$—	$162,552
Accounts receivable, net	456	114,136	134,491	—	249,083
Inventories	—	130,449	168,012	—	298,461
Income tax refundable	—	—	6,495	—	6,495
Deferred income tax benefits	25,395	—	6,512	—	31,907
Prepaid expenses	25	4,172	11,577	—	15,774

Total Current Assets	115,895	249,584	398,793	—	764,272

Property, Plant & Equipment, Net	1,922	103,134	110,853	—	215,909
Goodwill	—	208,971	442,410	—	651,381
Intangibles, Net	—	68,784	270,362	—	339,146
Debt Issuance Costs, Net	7,957	—	—	—	7,957
Deferred Income Tax
Benefits	12,149	(1)	33,893	—	46,041
Other Assets	1,662	15,797	8,256	—	25,715
Amounts Due (To) From
Subsidiaries	135,747	4,327	—	(140,074)	—
Investment in Subsidiaries	1,373,599	215,682	22,650	(1,611,931)	—

Total Assets	$1,648,931	$866,278	$1,287,217	$(1,752,005)	$2,050,421

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$731	$25,321	$62,711	$—	$88,763
Accrued liabilities	12,525	69,894	99,164	—	181,583
Credit facilities	—	—	8,550	—	8,550
Current maturities of long-term debt	7,340	870	439	—	8,649
Federal and foreign income taxes	9,187	(6,519)	11,505	—	14,173

Total Current Liabilities	29,783	89,566	182,369	—	301,718

Long-Term Debt, Net	387,877	592	1,752	—	390,221
Deferred Income Taxes	32,633	—	85,674	—	118,307
Other Liabilities	15,157	7,217	31,677	—	54,051
Amounts Due To (From) Subsidiaries	—	—	114,573	(114,573)	—
Minority Interest	—	—	2,643	—	2,643
Shareholders’ Equity	1,183,481	768,903	868,529	(1,637,432)	1,183,481

Total Liabilities and Shareholders’ Equity	$1,648,931	$866,278	$1,287,217	$(1,752,005)	$2,050,421

Condensed Consolidating Statement of Operations for the three month period ended August 1, 2008.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$206,802	$180,962	$(5,694)	$382,070
Cost of Sales	—	138,093	130,269	(5,694)	262,668

	—	68,709	50,693	—	119,402
Expenses
Selling, general and administrative	—	29,845	33,338	—	63,183
Research, development and engineering	—	6,121	16,275	—	22,396

Total Expenses	—	35,966	49,613	—	85,579

Other
Insurance recovery	—	—	—	—	—
Other expense (income)	—	—	—	—	—

Total Other	—	—	—	—	—

Operating Earnings	—	32,743	1,080	—	33,823

Interest income	(5,478)	(950)	(9,710)	15,013	(1,125)
Interest expense	7,155	5,377	9,820	(15,013)	7,339
Gain on derivative financial instrument	—	—	—	—	—

Other Expense, Net	1,677	4,427	110	—	6,214

Income (Loss) Before
Income Taxes	(1,677)	28,316	970	—	27,609
Income Tax Expense (Benefit)	(401)	7,335	157	—	7,091

Income (Loss) Before Minority Interest	(1,276)	20,981	813	—	20,518
Minority Interest	—	—	(36)	—	(36)

Income (Loss)	(1,276)	20,981	777	—	20,482

Equity in Net Income of Consolidated Subsidiaries	21,758	5,924	(704)	(26,978)	—

Net Income (Loss)	$20,482	$26,905	$73	$(26,978)	$20,482

Condensed Consolidating Statement of Operations for the nine month period ended August 1, 2008.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$622,597	$524,376	$(18,519)	$1,128,454
Cost of Sales	—	419,088	361,852	(18,519)	762,421

	—	203,509	162,524	—	366,033
Expenses
Selling, general and administrative	—	89,485	95,319	—	184,804
Research, development and engineering	—	19,133	52,195	—	71,328

Total Expenses	—	108,618	147,514	—	256,132

Other
Insurance recovery	—	—	—	—	—
Other expense (income)	90	1	(5)	—	86

Total Other	90	1	(5)	—	86

Operating Earnings	(90)	94,890	15,015	—	109,815

Interest income	(16,571)	(2,860)	(30,833)	46,752	(3,512)
Interest expense	21,675	16,478	31,116	(46,752)	22,517
Gain on derivative financial instruments	(1,850)	—	—	—	(1,850)

Other Expense, Net	3,254	13,618	283	—	17,155

Income (Loss) Before
Income Taxes	(3,344)	81,272	14,732	—	92,660
Income Tax Expense (Benefit)	(783)	16,523	40	—	15,780

Income (Loss) Before Minority Interest	(2,561)	64,749	14,692	—	76,880
Minority Interest	—	—	(229)	—	(229)

Income (Loss)	(2,561)	64,749	14,463	—	76,651

Equity in Net Income of Consolidated Subsidiaries	79,212	15,969	(2,124)	(93,057)	—

Net Income (Loss)	$76,651	$80,718	$12,339	$(93,057)	$76,651

Condensed Consolidating Statement of Cash Flows for the nine month period ended August 1, 2008.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$76,651	$80,718	$12,339	$(93,057)	$76,651
Minority interest	—	—	(325)	—	(325)
Depreciation & amortization	—	21,036	28,307	—	49,343
Deferred income taxes	405	3	(19,917)	—	(19,509)
Share-based compensation	—	3,633	2,885	—	6,518
Working capital changes, net of effect of acquisitions
Accounts receivable	(273)	11,400	993	—	12,120
Inventories	—	(11,356)	(29,362)	—	(40,718)
Prepaid expenses	1	363	(2,760)	—	(2,396)
Accounts payable	(1,067)	(1,979)	1,035	—	(2,011)
Accrued liabilities	(5,451)	9,010	2,143	—	5,702
Federal & foreign income taxes	18,984	(1,931)	(10,151)	—	6,902
Other liabilities	(11,365)	(1,517)	10,074	—	(2,808)
Other, net	523	(895)	3,954	—	3,582

	78,408	108,485	(785)	(93,057)	93,051

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(358)	(12,583)	(18,065)	—	(31,006)
Proceeds from sale of capital assets	—	506	120	—	626
Acquisitions of businesses, net of cash acquired	—	—	12,033	—	12,033

	(358)	(12,077)	(5,912)	—	(18,347)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	7,266	—	—	—	7,266
Excess tax benefits from stock options exercised	1,932	—	—	—	1,932
Net change in credit facilities	—	—	(134)	—	(134)
Repayment of long-term debt	(66,899)	(857)	69	—	(67,687)
Net change in intercompany financing	(19,602)	(96,030)	22,575	93,057	—

	(77,303)	(96,887)	22,510	93,057	(58,623)

Effect of foreign exchange rates on cash	(3)	(196)	(399)	—	(598)

Net increase (decrease) in cash and cash equivalents	744	(675)	15,414	—	15,483
Cash and cash equivalents – beginning of year	89,275	1,502	56,292	—	147,069

Cash and cash equivalents – end of year	$90,019	$827	$71,706	$—	$162,552

Condensed Consolidating Balance Sheet as of October 26, 2007

In Thousands

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$89,275	$1,502	$56,292	$—	$147,069
Accounts receivable, net	183	125,536	136,368	—	262,087
Inventories	—	119,093	139,083	—	258,176
Income tax refundable	—	—	11,580	—	11,580
Deferred income tax benefits	29,884	2	7,944	—	37,830
Prepaid expenses	26	4,535	8,695	—	13,256

Total Current Assets	119,368	250,668	359,962	—	729,998

Property, Plant & Equipment, Net	1,951	105,510	109,960	—	217,421
Goodwill	—	207,612	449,253	—	656,865
Intangibles, Net	—	74,041	291,276	—	365,317
Debt Issuance Costs, Net	9,192	—	—	—	9,192
Deferred Income Tax Benefits	13,370	—	30,300	—	43,670
Other Assets	3,255	15,352	9,236	—	27,843
Amounts Due To (From) Subsidiaries	243,882	—	—	(243,882)	—
Investment in Subsidiaries	1,269,230	199,713	24,774	(1,493,717)	—

Total Assets	$1,660,248	$852,896	$1,274,761	$(1,737,599)	$2,050,306

In Thousands

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$1,798	$27,300	$61,159	$—	$90,257
Accrued liabilities	28,692	60,180	98,724	—	187,596
Credit facilities	—	—	8,634	—	8,634
Current maturities of long-term debt	10,239	1,152	775	—	12,166
Federal and foreign income taxes	4,564	(4,588)	11,271	—	11,247

Total Current Liabilities	45,293	84,044	180,563	—	309,900

Long-Term Debt, Net	452,645	1,167	1,190	—	455,002
Deferred Income Taxes	33,567	—	90,191	—	123,758
Other Liabilities	6,917	8,734	21,201	—	36,852
Amounts Due To (From) Subsidiaries	—	67,603	91,158	(158,761)	—
Minority Interest	—	—	2,968	—	2,968
Shareholders’ Equity	1,121,826	691,348	887,490	(1,578,838)	1,121,826

Total Liabilities and Shareholders’ Equity	$1,660,248	$852,896	$1,274,761	$(1,737,599)	$2,050,306

Condensed Consolidating Statement of Operations for the three month period ended July 27, 2007.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$190,308	$139,746	$(3,678)	$326,376
Cost of Sales	—	128,165	102,247	(3,678)	226,734

	—	62,143	37,499	—	99,642
Expenses
Selling, general and administrative	—	26,084	29,377	—	55,461
Research, development and engineering	—	6,795	10,157	—	16,952

Total Expenses	—	32,879	39,534	—	72,413
Other
Other (income) expense	—	(1)	8	—	7
Insurance recovery	—	—	(32,857)	—	(32,857)

Total Other	—	(1)	(32,849)	—	(32,850)

Operating Earnings	—	29,265	30,814	—	60,079

Interest income	(4,758)	(1,110)	(8,863)	13,910	(821)
Interest expense	10,568	8,259	5,873	(13,910)	10,790

Other (Income) Expense, Net	5,810	7,149	(2,990)	—	9,969

Income (Loss) Before Income Taxes	(5,810)	22,116	33,804	—	50,110
Income Tax Expense (Benefit)	(1,377)	6,763	5,831	—	11,217

Income (Loss) Before Minority Interest	(4,433)	15,353	27,973	—	38,893
Minority Interest	—	—	(58)	—	(58)

Income (Loss)	(4,433)	15,353	27,915	—	38,835

Equity in Net Income of Consolidated Subsidiaries	43,268	4,269	(668)	(46,869)	—

Net Income (Loss)	$38,835	$19,622	$27,247	$(46,869)	$38,835

Condensed Consolidating Statement of Operations for the nine month period ended July 27, 2007.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$534,861	$372,139	$(11,100)	$895,900
Cost of Sales	—	364,406	269,521	(11,100)	622,827

	—	170,455	102,618	—	273,073
Expenses
Selling, general and administrative	—	75,483	72,754	—	148,237
Research, development and engineering	—	19,783	29,802	—	49,585

Total Expenses	—	95,266	102,556	—	197,822
Other
Other expense	—	—	24	—	24
Insurance recovery	—	—	(37,314)	—	(37,314)

Total Other	—	—	(37,290)	—	(37,290)

Operating Earnings	—	75,189	37,352	—	112,541

Interest income	(15,472)	(3,789)	(12,878)	30,029	(2,110)
Interest expense	24,376	16,069	14,626	(30,029)	25,042

Other Expense, Net	8,904	12,280	1,748	—	22,932

Income (Loss) Before Income Taxes	(8,904)	62,909	35,604	—	89,609
Income Tax Expense (Benefit)	(2,060)	14,149	6,007	—	18,096

Income (Loss) Before Minority Interest	(6,844)	48,760	29,597	—	71,513
Minority Interest	—	—	(117)	—	(117)

Income (Loss)	(6,844)	48,760	29,480	—	71,396

Equity in Net Income of Consolidated Subsidiaries	78,240	6,480	(668)	(84,052)	—

Net Income (Loss)	$71,396	$55,240	$28,812	$(84,052)	$71,396

Condensed Consolidating Statement of Cash Flows for the nine month period ended July 27, 2007.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$71,396	$55,240	$28,812	$(84,052)	$71,396
Minority interest	—	—	117	—	117
Depreciation & amortization	—	19,420	20,159	—	39,579
Deferred income taxes	(992)	25	(6,740)	—	(7,707)
Share-based compensation	—	2,881	2,224	—	5,105
Working capital changes, net of effect of acquisitions
Accounts receivable	125	3,106	19,184	—	22,415
Inventories	—	(7,634)	(6,005)	—	(13,639)
Prepaid expenses	60	322	(2,571)	—	(2,189)
Accounts payable	4,372	(1,345)	709	—	3,736
Accrued liabilities	4,693	(9,538)	(3,929)	—	(8,774)
Federal & foreign income taxes	(10,874)	12,499	5,213	—	6,838
Other liabilities	(659)	205	(1,182)	—	(1,636)
Other, net	61	(1,426)	(2,823)	—	(4,188)

	68,182	73,755	53,168	(84,052)	111,053

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(118)	(12,031)	(12,201)	—	(24,350)
Proceeds from sale of capital assets	—	757	2,335	—	3,092
Acquisitions of businesses, net	—	(2,073)	(342,240)	—	(344,313)

	(118)	(13,347)	(352,106)	—	(365,571)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	7,557	—	—	—	7,557
Excess tax benefits from stock option exercises	1,567	—	—	—	1,567
Debt and other issuance costs	(6,409)	—	—	—	(6,409)
Dividends paid to minority interest	—	—	(763)	—	(763)
Net change in credit facilities	20,000	—	322	—	20,322
Proceeds from issuance of long-term debt	275,000	—	—	—	275,000
Repayment of long-term debt	(2,832)	(792)	(131)	—	(3,755)
Net change in intercompany financing	(365,290)	(60,122)	341,360	84,052	—

	(70,407)	(60,914)	340,788	84,052	293,519

Effect of foreign exchange rates on cash	(3)	51	1,995	—	2,043

Net increase (decrease) in cash and cash equivalents	(2,346)	(455)	43,845	—	41,044
Cash and cash equivalents –
beginning of period	14,343	2,672	25,623	—	42,638

Cash and cash equivalents –
end of period	$11,997	$2,217	$69,468	$—	$83,682

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

Net earnings for the nine month period ended August 1, 2008, were $76.7 million or $2.56 per diluted share, compared with $71.4 million, or $2.74 per diluted share in the prior-year period. Two factors impacted comparability. First, net earnings in the nine month period ended July 27, 2007, included $26.1 million, after tax, or $1.00 per diluted share, in insurance recoveries. Second, earnings per diluted share for the nine month period ended August 1, 2008, reflected an increase in common shares outstanding as a result of our common stock offering in October 2007. The increase in net earnings principally reflected strong results at our Avionics & Controls and Sensors & Systems segments. Avionics & Controls earnings were impacted by a $3.8 million, after tax, or $0.13 per diluted share, estimate to complete adjustment on CMC’s long-term contracts. Advanced Materials segment earnings declined compared to the prior-year period due to the insurance recoveries referred to above recorded in the nine month period ended July 27, 2007. Net earnings for the nine month period ended August 1, 2008, included $5.9 million in discrete tax benefits compared to $2.6 million in the prior-year period. The nine month period ended August 1, 2008, contained 40 weeks, while the prior-year period contained 39 weeks.

Results of Operations

Three Month Period Ended August 1, 2008, Compared with Three Month Period Ended July 27, 2007

Sales for the third fiscal quarter increased 17.1% compared with the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Three Months Ended
		August 1, 2008	July 27, 2007

Avionics & Controls	19.9%	$147,925	$123,410
Sensors & Systems	27.6%	121,927	95,520
Advanced Materials	4.4%	112,218	107,446

Total Net Sales		$382,070	$326,376

The 19.9% increase in sales of Avionics & Controls was principally due to increased sales volumes of cockpit controls for commercial aviation and medical equipment devices from new OEM programs. Sales in the third fiscal quarter of 2008 also reflected a stronger Canadian dollar relative to the U.S. dollar, as the average exchange rate from the Canadian dollar to the U.S. dollar increased from 0.93 in the third fiscal quarter of 2007 to 0.99 in the third fiscal quarter of 2008.

The 27.6% increase in sales of Sensors & Systems mainly reflected increased sales of power distribution devices for the after-market and new OEM programs, and strong after-market sales of temperature and pressure sensors, as well as the effect of exchange rates. Sales in the third fiscal quarter of 2008 reflected a stronger euro relative to the U.S. dollar, as the average exchange rate from the euro to the U.S. dollar increased from 1.35 in the third fiscal quarter of 2007 to 1.56 in the third fiscal quarter of 2008.

The 4.4% increase in sales of Advanced Materials principally reflected higher sales at our thermally engineered components and elastomer operations, reflecting increased demand from commercial aviation customers. Additionally, combustible ordnance sales were strong in the third fiscal quarter of 2008. These increases were partially offset by lower sales of flare countermeasure devices at our U.S. and U.K. operations.

Overall, gross margin as a percentage of sales was 31.3%, compared to 30.5% in the same period a year ago.

Avionics & Controls segment gross margin was 29.3% and 30.8% for the third fiscal quarter of 2008 and 2007, respectively. The decrease reflected a $5.0 million estimate to complete adjustment for long-term contracts at CMC. The adjustment was principally due to higher engineering costs as a result of resource constraints, increased scope and additional certification requirements to develop upgraded commercial aviation flight management systems. The decrease in gross margin also reflects an increase in excess and obsolete inventory reserves for cockpit control devices. These decreases were partially offset by pricing strength on certain cockpit control devices. Gross margin in the third fiscal quarter of 2007 was impacted by the shipment of acquired inventory of CMC, which was valued at fair market value at the date of acquisition.

Sensors & Systems segment gross margin was 34.7% and 34.9% for the third fiscal quarter of 2008 and 2007, respectively. The decrease in gross margin principally reflected a weaker U.S. dollar compared to the euro on U.S. dollar-denominated sales and euro-denominated cost of sales. This decrease was partially offset by strong aftermarket sales.

Advanced Materials segment gross margin was 30.1% compared to 26.4% for the same period one year ago. The increase in Advanced Materials gross margin reflected strong after-market sales and improved recovery of fixed costs as a result of higher sales volumes at our thermally engineered component operations in the U.K. and our elastomer operations. Strong gross margins at our combustible ordnance operations were partially offset by lower gross margins at our U.S. flare countermeasure operations. The third fiscal quarter of 2007 gross margin reflected the sale of flares at a premium price due to a supplemental award.

Selling, general and administrative expenses (which include corporate expenses) totaled $63.2 million and $55.5 million for the third fiscal quarter of 2008 and 2007, respectively, or 16.5% of sales for the third fiscal quarter of 2008 compared with 17.0% for the third fiscal quarter of 2007.

Research, development and engineering spending was $22.4 million, or 5.9% of sales, for the third fiscal quarter of 2008 compared with $17.0 million, or 5.2% of sales, for the third fiscal quarter of 2007. The increase in research, development and engineering principally reflected the development of the integrated cockpit system for the T-6B military trainer. Fiscal 2008 research, development and engineering spending is expected to be about 6.0% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the third fiscal quarter of 2008 totaled $42.4 million compared with $69.4 million for the third fiscal quarter in 2007.

Avionics & Controls segment earnings were $9.6 million in the third fiscal quarter of 2008 and $10.3 million in the third fiscal quarter of 2007. The decrease reflects the $5.0 million estimated cost to complete adjustment for long-term contracts at CMC, higher research and development expense related to the development of the T-6B military trainer and the effect of a weaker U.S. dollar compared with the Canadian dollar on U.S. dollar-denominated sales and Canadian dollar-denominated cost of sales. Since the acquisition of CMC, the U.S. dollar relative to the Canadian dollar has declined 12.6%. Approximately 80% of CMC’s sales were denominated in U.S. dollars. Recognizing this currency environment and the impact on CMC’s financial performance since acquisition, management is focused on a broad array of initiatives designed to improve CMC’s results of operations.

Sensors & Systems segment earnings were $14.9 million for the third fiscal quarter of 2008 compared with $10.6 million for the third fiscal quarter of 2007. The increase in Sensors & Systems earnings reflects strong results across all operations from increased sales from new OEM programs, as well as strong after-market sales.

Advanced Materials segment earnings were $18.0 million for the third fiscal quarter of 2008 compared with $48.5 million for the third fiscal quarter of 2007. The decrease in earnings compared to the prior-year period is due to $32.9 million in business interruption insurance recoveries recorded in the third fiscal quarter of 2007. These insurance recoveries related to an explosion which occurred at our Wallop advanced flare facility on June 26, 2006. The advanced flare facility has been closed due to the requirements of the Health Safety Executive (HSE) to review the cause of the accident, but normal operations are continuing at unaffected portions of the facility. The HSE investigation will not be completed until the Coroner’s Inquest is filed, possibly in 2008. Although it is not possible to determine the results of the HSE investigation or how the Coroner will rule, management does not expect to be found in breach of the Health & Safety Act related to the accident and, accordingly, no amounts have been recorded for any potential fines that may be assessed by the HSE. We expect construction of the new flare facility to be completed and in full production, following customary start-up and commissioning activities, late in fiscal 2009. Segment earnings were also impacted by lower earnings from our U.S. countermeasure operations. The decrease in earnings described above was partially offset by strong earnings from our thermally engineered components, elastomers, and combustible ordnance operations.

Interest expense for the third fiscal quarter of 2008 was $7.3 million compared with $10.8 million for the third fiscal quarter of 2007, reflecting reduced borrowings.

The effective income tax rate for the third fiscal quarter of 2008 was 24.6% (before a $0.3 million discrete tax expense) compared with 24.0% (before a $0.8 million tax benefit) for the prior-year period. The $0.3 million tax expense in the third fiscal quarter of 2008 was the result of reconciliation of the prior year’s income tax returns to the provision for income tax. The $0.8 million tax benefit in the third fiscal quarter of 2007 was the result of a $1.4 million reduction in the U.K. subsidiaries’ deferred income tax due to a rate decrease from 30% to 28%, partially offset by a $0.6 million increase in previously estimated tax liabilities resulting from a reconciliation of prior year’s income tax returns to the provision for income tax. The effective tax rate differed from the statutory rate in the third fiscal quarters of 2008 and 2007, as both years benefited from various tax credits and certain foreign interest expense deductions.

New orders for the third fiscal quarter of 2008 were $380.4 million compared with $349.8 million for the same period in 2007.

Nine Month Period Ended August 1, 2008, Compared to Nine Month Period Ended July 27, 2007

Year-to-date sales increased 26.0% compared with the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Nine Months Ended
		August 1, 2008	July 27, 2007

Avionics & Controls	41.1%	$438,008	$310,379
Sensors & Systems	24.3%	343,825	276,684
Advanced Materials	12.2%	346,621	308,837

Total Net Sales		$1,128,454	$895,900

The 41.1% increase in Avionics & Controls was principally due to incremental sales from the CMC acquisition and increased sales volumes of cockpit controls and medical equipment devices from new OEM programs.

The 24.3% increase in sales of Sensors & Systems reflected higher after-market sales at our temperature and pressure operations and strong after-market sales of power control devices and new OEM programs, as well as the effect of exchange rates. Sales in the first nine months of fiscal 2008 reflected a stronger euro relative to the U.S. dollar, as the average exchange rate from the euro to the U.S. dollar increased from 1.33 in the first nine months of fiscal 2007 to 1.52 in the first nine months of fiscal 2008.

The 12.2% increase in sales of Advanced Materials principally reflected higher sales of thermally engineered components and combustible ordnance. Additionally, sales at our elastomer operations increased over the prior-year period, reflecting increased demand from commercial aviation customers. These increases were partially offset by lower sales at our countermeasure operations.

Overall, gross margin as a percentage of sales was 32.4% and 30.5% for the first nine months of fiscal 2008 and 2007, respectively.

Avionics & Controls segment gross margin was 33.5% and 31.3% for the first nine months of fiscal 2008 and 2007, respectively. The increase reflected strong after-market sales and pricing strength on certain cockpit control devices as well as the prior-year period shipments of acquired inventory at CMC, which was valued at fair market value at the date of acquisition. These increases were partially offset by a $5.0 million estimate to complete adjustment for long-term contracts at CMC. The adjustment was principally due to higher engineering costs as a result of resource constraints, increased scope and additional certification requirements to develop upgraded commercial aviation flight management systems. Additionally, gross margin was impacted by an increase in excess and obsolete inventory for cockpit control devices.

Sensors & Systems segment gross margin was 35.3% and 34.1% for the first nine months of fiscal 2008 and 2007, respectively. The increase in gross margin was due to improved recovery of fixed costs as a result of higher sales volumes and strong after-market sales at our temperature and pressure operations. In addition, pricing strength and robust after-market sales strengthened gross margins at our power distribution devices operations. Gross margins were also impacted by the effect of a weaker U.S. dollar compared with the euro on U.S. dollar-denominated sales and euro-denominated cost of sales.

Advanced Materials segment gross margin was 28.2% and 26.4% for the first nine months of fiscal 2008 and 2007, respectively. The increase in Advanced Materials gross margin reflected strong after-market sales and an improved recovery of fixed costs as a result of higher sales volumes at our thermally engineered component operations in the U.K. Strong gross margins at our combustible ordnance operations were partially offset by lower gross margins at our U.S. flare countermeasure operations. Additionally, gross margin at our U.S. flare countermeasure operations in the first nine months of fiscal 2007 reflected the sale of flares at a premium price due to a supplemental award.

Selling, general and administrative expenses (which include corporate expenses) totaled $184.8 million and $148.2 million for the first nine months of fiscal 2008 and 2007, respectively, or 16.4% of sales for the first nine months of fiscal 2008 and 16.5% for the prior-year period. The increase in the amount of selling, general and administrative expenses reflected incremental selling, general and administrative expenses from the CMC acquisition, increased pension expense, commissions and royalty expense, as well as the effect of the stronger euro and Canadian dollar relative to the U.S. dollar. The increase in corporate expense principally reflected increased professional fees and incentive compensation expense.

Research, development and engineering expenses were $71.3 million, or 6.3% of sales for the first nine months of fiscal 2008 compared with $49.6 million, or 5.5% of sales, for the first nine months of fiscal 2007. The increase in research, development and engineering principally reflected incremental spending from the CMC acquisition, which includes the development of the integrated cockpit system for the T-6B military trainer. Fiscal 2008 research, development and engineering spending is expected to be about 6.0% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first nine months of fiscal 2008 totaled $137.0 million, compared with $138.7 million for the prior-year period.

Avionics & Controls segment earnings were $42.4 million for the first nine months of fiscal 2008 compared with $31.4 million in the prior-year period, principally reflecting strong earnings from our cockpit control operations. Additionally, earnings in the prior-year period were impacted by a contract overrun at a small unit which manufactures precision gears and data concentrators. In the first nine months of fiscal 2008, Avionics & Controls segment earnings were impacted by a $5.0 million estimate to complete adjustment on long-term contracts at CMC, higher research and development expenses related to the development of the T-6B military trainer and the effect of a weaker U.S. dollar compared with the Canadian dollar on U.S. dollar-denominated sales and Canadian dollar-denominated cost of sales. Since the acquisition of CMC, the U.S. dollar relative to the

Canadian dollar has declined 12.6%. Approximately 80% of CMC’s sales are denominated in U.S. dollars. Recognizing the currency environment and the impact on CMC’s financial performance since acquisition, management is focused on a broad array of initiatives designed to improve CMC’s results of operations.

Sensors & Systems segment earnings were $41.0 million for the first nine months of fiscal 2008 compared with $26.8 million in the prior-year period. The increase in Sensors & Systems earnings reflected strong results across all operations from increased sales from new OEM programs, as well as strong after-market sales.

Advanced Materials segment earnings were $53.6 million for the first nine months of fiscal 2008 compared with $80.5 million for the prior-year period. The decrease in earnings from the prior-year period is principally due to $37.3 million in business interruption insurance recoveries recorded in the first nine month period of fiscal 2007 and lower earnings at our U.S. countermeasure operations. These decreases were partially offset by strong earnings from our thermally engineered components, elastomer, and combustible ordnance operations.

Interest expense for the first nine months of fiscal 2008 was $22.5 million compared with $25.0 million for the prior-year period, principally reflecting reduced borrowings.

The effective income tax rate for the first nine months of fiscal 2008 was 23.4% (before $5.9 million of tax benefits) compared with 23.1% (before $2.6 million of tax benefits) for the first nine months of fiscal 2007. The $5.9 million of tax benefits were the result of four events. The first event was the settlement of an examination of the U.S. federal income tax returns for fiscal years 2003 through 2005, which resulted in a $2.8 million reduction of previously estimated income tax liabilities. The second event was the enactment of tax laws reducing the Canadian statutory tax rate, which resulted in a $4.1 million net reduction of deferred income tax liabilities. The third event was the recognition of $0.7 million of additional income tax liabilities at CMC. The fourth event was a $0.3 million increase of previously estimated tax liabilities due to a reconciliation of prior years’ income tax returns to the provision for income tax. The $2.6 million of tax benefits in the first nine months of 2007 was the result of three events. The first event was the retroactive extension of the U.S. Research and Experimentation tax credit that was signed into law on December 21, 2006, which resulted in a $1.8 million tax benefit. The second event was the enactment of a tax law reducing U.K. statutory corporate income tax from 30% to 28%, which resulted in a reduction of the U.K. subsidiaries’ deferred income tax liabilities of $1.4 million. The third event was a $0.6 million increase of previously estimated tax liabilities due to the reconciliation of prior years’ income tax returns to the provision for income tax. The effective tax rate differed from the statutory rate for the first nine months of fiscal 2008 and 2007 as both periods benefited from various tax credits and certain foreign interest expense deductions.

New orders for the first nine months of fiscal 2008 and 2007 were both $1.2 billion. Backlog was $1.1 billion compared with $977.9 million at the end of the prior-year period and $985.1 million at the end of fiscal 2007.

Liquidity and Capital Resources

Cash and cash equivalents at August 1, 2008, totaled $162.6 million, an increase of $15.5 million from October 26, 2007. Net working capital increased to $462.6 million at August 1, 2008, from $420.1 million at October 26, 2007. Sources and uses of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $93.1 million and $111.1 million in the first nine months of fiscal 2008 and 2007, respectively. The decrease principally reflected cash received from our insurance carrier in the prior-year period and increased payments for inventories, income taxes, and incentive compensation which are paid annually, partially offset by higher net earnings.

Cash flows used by investing activities were $18.3 million and $365.6 million in the first nine months of fiscal 2008 and 2007, respectively. The decrease principally reflected the acquisition of CMC in the prior-year period.

Cash flows used by financing activities were $58.6 million in the first nine months of fiscal 2008, principally reflecting a $66.9 million or £32.5 million principal payment on our GBP term loan. Cash flows provided by financing activities were $293.5 million in the first nine months of fiscal 2007, principally reflecting the issuance of $275.0 million in long-term debt to finance the CMC acquisition.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $42.5 million during fiscal 2008, compared with $30.5 million expended in fiscal 2007. Capital expenditures for the first nine months of fiscal 2008 totaled $31.0 million, primarily for machinery and equipment and enhancements to information systems.

Total debt at August 1, 2008, including the fair value of the interest rate swap, was $407.4 million and consisted of $175.0 million of Senior Notes due in 2017, $176.2 million of Senior Subordinated Notes due in 2013, $44.0 million under our GBP term loan, and $12.2 million of various foreign currency debt agreements and other debt agreements, including capital lease obligations.

On March 14, 2007, we acquired CMC for approximately $344.5 million in cash, including acquisition costs. The acquisition was financed in part with the proceeds of the $175 million Senior Notes due March 1, 2017. In addition, on March 13, 2007, the Company amended its credit agreement to increase the existing revolving credit facility to $200.0 million and to provide an additional $100.0 million U.S. term loan facility. On March 13, 2007, the Company borrowed $60.0 million under the revolving credit facility and $100.0 million under the U.S. term loan facility to pay a portion of the purchase price of the acquisition of CMC; the Company subsequently repaid the $60.0 million. On October 12, 2007, we completed an underwritten public offering of 3.45 million shares of common stock, generating net proceeds of $187.1 million. Proceeds from the offering were used to pay off our $100.0 million U.S. term loan facility and pay down our revolving credit facility.

During the first nine months of fiscal 2008, CMC executed forward contracts to hedge its U.S. dollar- denominated sales. The notional amount of open-forward contracts to sell U.S. dollars for Canadian dollars at August 1, 2008, was $83.9 million at an average rate of 1.007. The fair value of these open hedges at August 1, 2008, was $1.8 million.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through July 2009. In addition, we believe that we have adequate access to capital markets to fund future acquisitions.

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

Item 4.        Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 1, 2008. Based upon that evaluation, they concluded as of August 1, 2008, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of August 1, 2008, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 6.        Exhibits

10.2

Exhibit C to the Lease Agreement, dated March 26, 2008, between Capstone PF LLC and Korry Electronics Co. (such Lease Agreement previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated June 6, 2008 [Commission File Number 1-6357]).

10.3	First Amendment to Building Lease and Sublease, dated June 25, 2008, between Capstone PF LLC and Korry Electronics Co.

10.4	Second Amendment to Building Lease and Sublease, dated July 30, 2008, between Capstone PF LLC and Korry Electronics Co.

10.5	Subordination, Nondisturbance and Attornment Agreement and Estoppel Certificate, dated July 30, 2008, between Keybank National Association and Korry Electronics Co.

11	Schedule setting forth computation of basic and diluted earnings per common share for the three and nine month periods ended August 1, 2008, and July 27, 2007.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: September 5, 2008	By:	/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)