Form 10-K
period 2008-10-31
ESTERLINE TECHNOLOGIES CORP
filed 2008-12-24
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	October 31, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  Yes          X    No

As of December 19, 2008, 29,689,453 shares of the Registrant’s common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of May 2, 2008 was $1,651,288 (based upon the closing sales price of $55.99 per share).

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

Our strategy is to maintain a leadership position in niche markets for the development and manufacture of highly engineered products that are essential to our customers. We are concentrating our efforts to expand selectively our capabilities in these markets, to anticipate the global needs of our customers and to respond to such needs with comprehensive solutions. Our current business and strategic growth plan focuses on the continuous development of these products in three key technology segments – avionics and controls, sensors and systems, and advanced materials including thermally engineered components and specialized high-performance elastomers and other complex materials, principally for aerospace and defense markets. Our products are often mission-critical equipment, which have been designed into particular military and commercial platforms and in certain cases can only be replaced by products of other manufacturers following a formal certification process. As part of our implementation of this growth plan, we focus on, among other things, expansion of our capabilities as a more comprehensive supplier to our customers, which in fiscal 2007 included the acquisition of CMC Electronics (CMC). In addition, subsequent to October 31, 2008, we acquired NMC Group, Inc. and disposed of a non-core business operating as Muirhead Aerospace and Traxsys Input Products. On December 15, 2008, we acquired NMC Group, Inc. (NMC) for approximately $90.0 million in cash. NMC designs and manufacturers specialized light weight fasteners principally for commercial aviation applications. On December 21, 2008, we entered into Share Sale and Purchase Agreement to acquire Racal Acoustics Global Ltd. (Racal) for U.K. £115.0 million or $172.0 million, subject to certain governmental approvals and customary closing conditions. Racal develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics market segment. These acquisitions and divestiture are described in more detail in the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations contained in Item 7 of this report.

Our products have a long history in the aerospace and defense industry and are found on most military and commercial aircraft, helicopters, and land-based systems. For example, our products are used on the majority of active and in-production U.S. military aircraft and on every Boeing commercial aircraft platform manufactured in the past 65 years. In addition, our products are supplied to Airbus, all of the major regional and business jet manufacturers, and the major aircraft engine manufacturers. We differentiate ourselves through our engineering and manufacturing capabilities and our reputation for quality, on-time delivery, reliability, and innovation—all embodied in the Esterline Performance System, our way of approaching business that ensures all employees are focused on continuous improvement. We work closely with original equipment manufacturers (OEMs) on new, highly engineered product designs which often results in our products being designed into their platforms; this integration often results in sole-source positions for OEM production and aftermarket business. In fiscal 2008, we estimate that 35% of our sales to commercial and military aerospace customers were derived from aftermarket business. Our aftermarket sales, including retrofits, spare parts, and repair services, historically carry a higher gross margin and have more stability than sales to OEMs. In many cases, aftermarket sales extend well beyond the OEM production period, supporting the platform during its entire life cycle.

Our sales are diversified across three broad markets: defense, commercial aerospace, and general industrial. For fiscal 2008, we estimate we derived approximately 40% of our sales from the defense market, 45% from the commercial aerospace market and 15% from the general industrial market.

(b) Financial Information About Industry Segments.

A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to our business segments for fiscal years 2008, 2007 and 2006 is reported in Note 15 to the Company’s Consolidated Financial Statements for the fiscal year ended October 31, 2008, and appears in Item 8 of this report.

(c) Narrative Description of Business.

Avionics & Controls

Our Avionics & Controls business segment designs and manufactures high-technology electronics systems for military and commercial aircraft and land- and sea-based military vehicles, secure communications systems, specialized medical equipment, and other industrial applications.

We are a market leader in global positioning systems (GPS), head-up displays, enhanced vision systems, and electronic flight management systems that are used in a broad variety of control and display applications. For example, our high-performance GPS systems are installed on over 16,500 aircraft world-wide. In addition, we develop, manufacture and market sophisticated high reliability technology interface systems for commercial and military aircraft. These products include lighted push-button and rotary switches, keyboards, lighted indicators, panels and displays. Over the years, our products have been integrated into many existing aircraft designs, including every Boeing commercial aircraft platform currently in production. Our large installed base provides us with a significant spare parts and retrofit business. We are a Tier 1 supplier on the Boeing 787 program to design and manufacture all of the cockpit overhead panels and embedded software for these systems. We manufacture control sticks, grips and wheels, as well as specialized switching systems. In this area, we primarily serve commercial and military aviation, and airborne and ground-based military equipment manufacturing customers. For example, we are a leading manufacturer of pilot control grips for most types of military fighter jets and helicopters. Additionally, our software engineering center supports our customers’ needs with such applications as primary flight displays, flight management systems, air data computers and engine control systems.

Our proprietary products meet critical operational requirements and provide customers with significant technological advantages in such areas as night vision compatibility and active-matrix liquid-crystal displays (a technology enabling pilots to read display screens in a variety of light conditions as well as from extreme angles). Our products are incorporated in a wide variety of platforms ranging from military helicopters, fighters and transports, to commercial wide-body, regional and business jets. In fiscal 2008, some of our largest customers for these products included The Boeing Company, Sikorsky, Honeywell, Lockheed Martin, Rockwell Collins, BAE Systems, U.S. Department of Defense, and General Electric.

We are also a supplier in custom input integration with a full line of keyboard, switch and input technologies for specialized medical equipment, communications systems and comparable equipment for military applications. These products include custom keyboards, keypads, and input devices that integrate cursor control devices, bar-code scanners, displays, video, and voice activation. We also produce instruments that are used for point-of-use and point-of-care in vitro diagnostics. We have developed a wide variety of technologies, including plastic and vinyl membranes that protect high-use switches and fully depressible buttons, and backlit elastomer switch coverings that are resistant to exposure from harsh chemicals. These technologies now serve as the foundation for a small but growing portion of our product line. In fiscal 2008, some of our largest customers for these products included General Electric, Philips, IDEXX Laboratories, Inc., Roche, Siemens, DRS, and Biosite.

Sensors & Systems

Our Sensors & Systems business segment produces high-precision temperature, pressure and speed sensors, electrical power switching, control and data communication devices, and other related systems principally for aerospace and defense customers. We are a market leader for these products in Europe with growing positions in the United States. For example, we are the sole-source supplier of temperature probes for use on all versions of the General Electric/Snecma CFM-56 jet engine. The CFM-56 has an installed base of nearly 19,000 engines, is standard equipment on new generation Boeing 737 aircraft and was selected as the engine for approximately 45% of all Airbus aircraft delivered to date. We are contracted to design and manufacture the 787’s sensors for the environmental control system and the primary power distribution assembly for the new Airbus A400M military transport. Additionally, we have secured a Tier 1 position with Rolls Royce for the complete suite of sensors for the engine that will power the A400M. The principal customers for our products in this business segment are jet engine manufacturers and airframe manufacturers. In fiscal 2008, some of our largest customers for these products included SAFRAN, Flame, The Boeing Company, Dassault, Honeywell, Pratt & Whitney, Bombardier, and Eurocopter.

Advanced Materials

Our Advanced Materials business segment develops and manufactures high-performance elastomer products used in a wide range of commercial aerospace, space, and military applications, and combustible ordnance for military applications. We also develop and manufacture highly engineered thermal components for commercial aerospace and industrial applications.

Specialized High-Performance Applications. We specialize in the development of proprietary formulations for silicone rubber and other elastomer products. Our elastomer products are engineered to address specific customer requirements where superior performance in high temperature, high pressure, caustic, abrasive and other difficult environments is critical. These products include clamping devices, thermal fire barrier insulation products, sealing systems, tubing and coverings designed in custom-molded shapes. Some of the products include proprietary elastomers that are specifically designed for use on or near a jet engine. We are a leading U.S. supplier of high-performance elastomer products to the aerospace industry, with our primary customers for these products being jet and rocket engine manufacturers, commercial and military airframe manufacturers, as well as commercial airlines. In fiscal 2008, some of the largest customers for these products included The Boeing Company, Alliant Techsystems, KAPCO, Honeywell, Northrop Grumman, Lockheed Martin, and Pattonair. We also develop and manufacture high temperature lightweight insulation systems for aerospace and marine applications. Our commercial aerospace programs include the 737, A320, and A380 series aircraft and the V2500 and BR710 engines. Our insulation material is used on diesel engine manifolds for earthmover and agricultural applications. In addition, we specialize in the development of thermal protection for petrochemical fire protection systems and nuclear insulation. We design and manufacture high temperature components for industrial and marine markets. Our manufacturing processes consist of cutting, pressing, welding stainless steel, Inconel and titanium fabrications. In fiscal 2008, some of the largest customers of these products included Rolls Royce, Airbus, and Spirit AeroSystems.

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

A summary of product lines contributing sales of 10% or more of total sales for fiscal years 2008, 2007 and 2006 is reported in Note 15 to the Consolidated Financial Statements for the fiscal year ended October 31, 2008, and appears in Item 8 of this report.

Marketing and Distribution

We believe that a key to continued success is our ability to meet customer requirements both domestically and internationally. We have and will continue to improve our world-wide sales and distribution channels in order to provide wider market coverage and to improve the effectiveness of our customers’ supply chain. For example, our medical device assembly operation in Shanghai, China, serves our global medical customers. In addition, our service center in Singapore has improved our capabilities in Asia for our temperature sensor customers. Other enhancements include combining sales and marketing forces of our operating units where appropriate, cross-training our sales representatives on multiple product lines, and cross-stocking our spares and components.

In the technical and highly engineered product segments in which we compete, relationship selling is particularly appropriate in targeted marketing segments where customer and supplier design and engineering inputs need to be tightly integrated. Participation in industry trade shows is an effective method of meeting customers, introducing new products, and exchanging technical specifications. In addition to technical and industry conferences, our products are supported through direct internal international sales efforts, as well as through manufacturer representatives and selected distributors. As of October 31, 2008, 234 sales people, 277 representatives, and 170 distributors support our operations internationally.

Backlog

Backlog at October 31, 2008 was $1.1 billion, compared with $958.0 million at October 26, 2007. We estimate that approximately $388.1 million of backlog is scheduled to be shipped after fiscal 2009.

Backlog is subject to cancellation until delivered, and therefore, we cannot assure that our backlog will be converted into revenue in any particular period or at all. Backlog does not include the total contract value of cost-plus reimbursable contracts, which are funded as we incur the costs. Except for the released portion, backlog also does not include fixed-price multi-year contracts.

Competition

Our products and services are affected by varying degrees of competition. We compete with other companies in most markets we serve, many of which have far greater sales volumes and financial resources. Some of our competitors are also our customers on certain programs. The principal competitive factors in the commercial markets in which we participate are product performance, on-time delivery service and price. Part of product performance requires expenditures in research and development that lead to product improvement. The market for many of our products may be affected by rapid and significant technological changes and new product introductions. Our principal competitors include Eaton, ECE, EMS, Gables Engineering, GE Aerospace, Honeywell, Otto Controls, Rockwell Collins, Thales, Ultra Electronics, Telephonics, and Universal Avionics Systems Corporation in our Avionics & Controls segment; Ametek, Meggitt, Deutsch, Tyco, MPC Products, ECE and Goodrich in our Sensors & Systems segment; and Kmass, ULVA, Doncasters, Hitemp, Meggitt (including Dunlop Standard Aerospace Group), Chemring, JPR Hutchinson and Parker in our Advanced Materials segment.

Research and Development

Our product development and design programs utilize an extensive base of professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed. In fiscal 2008, approximately $86.8 million was expended for research, development and engineering, compared with $66.9 million in fiscal 2007 and $49.1 million in fiscal 2006. We believe continued product development is key to our long-term growth, and consequently, we consistently invest in research and development. Examples include research and development projects relating to a ground fault interrupter for aircraft applications, insulation material for various rocket and missile programs, high temperature, low observable material for military applications, and kinematic countermeasure flares for military applications. Our more recent aerospace program wins have resulted in increased company-funded research and development. These programs included the A400M power distribution assembly, TP400 engine sensors, 787 overhead control panel and 787 environmental control system programs. As a result of the acquisition of CMC in fiscal 2007, we are funding the development of the integrated avionics system for the T-6B. In addition, we actively participate in customer-funded research and development programs, including applications on the new MMA aircraft, joint strike fighter, UH-60M Blackhawk, VH-71 Presidential Helicopter and Russian Regional Jet.

Foreign Operations

Our principal foreign operations consist of manufacturing facilities located in France, Germany, Canada, the United Kingdom, Mexico, and China, and include sales and service operations located in Singapore and China. For further information regarding foreign operations, see Note 15 to the Consolidated Financial Statements under Item 8 of this report.

U.S. Government Contracts and Subcontracts

As a contractor and subcontractor to the U.S. government (primarily the U.S. Department of Defense), we are subject to various laws and regulations that are more restrictive than those applicable to private sector contractors. Approximately 10% of our sales were made directly to the U.S. government in fiscal 2008. In addition, we estimate that our subcontracting activities to contractors for the U.S. government accounted for approximately 16% of sales during fiscal 2008. Therefore, we estimate that approximately 26% of our sales during the fiscal year were subject to U.S. government contracting regulations. Such contracts may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending, and other factors.

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

Employees

We had 9,699 employees at October 31, 2008, of which 5,042 were based in the United States, 3,009 in Europe, 1,148 in Canada, 381 in Mexico and 119 in Asia. Approximately 17% of the U.S.-based employees were represented by a labor union. Our European operations are subject to national trade union agreements and to local regulations governing employment.

(d) Financial Information About Foreign and Domestic Operations and Export Sales.

See risk factor below entitled “Political and economic changes in foreign countries and markets, including foreign currency fluctuations, may have a material adverse impact on our operating results” under Item 1A of this report and Note 15 to the Consolidated Financial Statements under Item 8 of this report.

(e) Available Information of the Registrant.

You can access financial and other information on our website, www.esterline.com. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission. Our Corporate Governance Guidelines and charters for our board committees are available on our website, www.esterline.com/governance/default.stm and our Code of Business Conduct and Ethics, which includes a code of ethics applicable to our accounting and financial employees, including our Chief

Executive Officer and Chief Financial Officer, is available on our website at

www.esterline.com/governance/ethics.stm. Each of these documents is also available in print (at no charge) to any shareholder upon request. Our website and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K.

Executive Officers of the Registrant

The names and ages of all executive officers of the Company and the positions and offices held by such persons as of December 22, 2008 are as follows:

Name	Position with the Company	Age
Robert W. Cremin	Chairman, President and Chief Executive Officer	68
Robert D. George	Vice President, Chief Financial Officer, Secretary and Treasurer	52
Marcia J. M. Greenberg	Vice President, Human Resources	56
Frank E. Houston	Group Vice President	57
Larry A. Kring	Group Vice President	68
Stephen R. Larson	Vice President, Strategy & Technology	64
Richard B. Lawrence	Group Vice President	61

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

Mr. Kring will retire from the Company effective December 31, 2008, as Group Vice President. Previously, he was Senior Group Vice President from February 2005 to March 2008 and Group Vice President from August 1993 to February 2005. Mr. Kring has an M.B.A. from California State University at Northridge and a B.S. degree in Aeronautical Engineering from Purdue University.

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

Item 1A. Risk Factors

Risks Relating to Our Business and Our Industry

The current capital and credit market conditions may adversely affect our access to capital, cost of capital and business operations.

Recently, the general economic and capital market conditions in the United States and other parts of the world have deteriorated significantly and have adversely affected access to capital and increased the cost of capital. If these conditions continue or become worse, our future cost of debt and equity capital and access to capital markets could be adversely affected. Any inability to obtain adequate financing from debt and equity sources could force us to self-fund strategic initiatives or even forgo some opportunities, potentially harming our financial position, results of operations and liquidity.

Economic conditions may impair our customers’ business and markets, which could adversely affect our business operations.

As a result of the current economic downturn and macro-economic challenges currently affecting the economy of the United States and other parts of the world, the businesses of some of our customers may not generate sufficient revenues. Customers may choose to delay or postpone purchases from us until the economy and their businesses strengthen. Decisions by current or future customers to forego or defer purchases and/or our customers’ inability to pay us for our products may adversely affect our earnings and cash flow.

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

One of our key strategies is to grow our business by selectively pursuing acquisitions. Since 1996 we have completed over 30 acquisitions, and we are continuing to actively pursue additional acquisition opportunities, some of which may be material to our business and financial performance. Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for a number of reasons, including:

•	Acquisition financing not being available on acceptable terms or at all;
•	Encountering difficulties identifying and executing acquisitions;

•	Increased competition for targets, which may increase acquisition costs;
•	Consolidation in our industry reducing the number of acquisition targets; and
•	Competition laws and regulations preventing us from making certain acquisitions.

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

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement No. 142), we are required to test both acquired goodwill and other indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the fair market value is less than the book value of goodwill, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, we have accumulated $576.9 million of goodwill, and have $50.1 million of indefinite-lived intangible assets, out of total assets of $1.9 billion at October 31, 2008. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We performed our impairment review for fiscal 2008 as of August 1, 2008, and our Step One analysis indicates that no impairment of goodwill and other indefinite-lived assets exist at any of our reporting units. Our CMC reporting unit’s margin in passing the Step One analysis was not as large as our other reporting units. CMC’s operating performance has been impacted by the effect of the weakening U.S. dollar relative to the Canadian dollar for most of the period we have owned the business. In addition, operating results have been impacted by higher than expected costs related to certain long-term development contracts, including the T-6B. During the fourth quarter of fiscal 2008, the U.S. dollar has strengthened against the Canadian dollar and if this relationship continues, CMC’s results of operations will be favorably impacted. We expect that the T-6B development will be successful and that CMC’s operations will continue to improve due to recent contract wins, operational productivity improvements and a continued stronger U.S. dollar relative to the Canadian dollar. It is possible, however, that as a result of events or circumstances, we could conclude at a later date that goodwill of $203.3 million at CMC may be considered impaired. We also may be required to record an earnings charge or incur unanticipated expense if, due to a change in strategy or other reason, we determine the value of other assets has been impaired. These other assets include net deferred income tax assets of $9.4 million, trade names of $22.6 million and intangible assets of $72.1 million.

We account for the impairment of long-lived assets to be held and used in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (Statement No. 144). Statement No. 144 requires that a long-lived asset to be disposed of be reported at the lower of its carrying amount or fair value less cost to sell. An asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows. As we have grown through acquisitions, we have accumulated $240.4 million of definite-lived intangible assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility.

As of October 31, 2008, we had $401.8 million of debt outstanding, of which $388.2 million is long-term debt. Our primary U.S. dollar credit facility as of October 31, 2008, totaled $200.0 million and is made available through a group of banks. In fiscal 2006, we borrowed U.K. £57.0 million under our credit facility, of which U.K. £21.7 million or $34.9 million was outstanding at October 31, 2008. Up to $50.0 million in letters of credit may be drawn in U.K. pounds or euros in addition to U.S. dollars. The credit agreement is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. In addition, we have unsecured foreign currency credit facilities that have been extended by foreign banks for up to $27.7 million. Available credit under the above credit facilities was $212.6 million at October 31, 2008, when reduced by outstanding foreign bank borrowings of $5.2 million and letters of credit of $9.9 million.

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

Some of our operations are dependent on a relatively small number of customers and defense programs, which change from time to time. Significant customers in fiscal 2008 included the U.S. Department of Defense, The Boeing Company, General Dynamics, Flame, Rolls Royce, Honeywell, Lockheed Martin and G.E. Aerospace. There can be no assurance that our current significant customers will continue to buy our products at current levels. The loss of a significant customer or the cancellation of orders related to a sole-source defense program could have a material adverse effect on our operating results if we were unable to replace the related sales.

Our operating results are subject to fluctuations that may cause our revenues to decline.

Our business is susceptible to seasonality and economic cycles, and as a result, our operating results have fluctuated widely in the past and are likely to continue to do so. Our revenue tends to fluctuate based on a number of factors, including domestic and foreign economic conditions and developments affecting the specific industries and customers we serve. For example, it is possible that the current recession could result in a downturn in commercial aviation and defense. It is also possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of securities analysts or investors, causing the market price of our common stock, senior subordinated notes or senior notes to decline. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon to predict our future performance.

Political and economic changes in foreign countries and markets, including foreign currency fluctuations, may have a material effect on our operating results.

Foreign sales were approximately 54% of our total sales in fiscal 2008, and we have manufacturing facilities in a number of foreign countries. A substantial portion of our Avionics & Controls operations are based in Canada and a substantial portion of our Sensors & Systems operations are based in the U.K. and France. We also have manufacturing operations in Mexico and China. Doing business in foreign countries is subject to numerous risks, including political and economic instability, restrictive trade policies of foreign governments, economic conditions in local markets, health concerns, inconsistent product regulation or unexpected changes in regulatory and other legal requirements by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements. To the extent that foreign sales are transacted in a foreign currency, we are subject to the risk of losses due to foreign currency fluctuations. In addition, we have substantial assets denominated in foreign currencies, primarily the Canadian dollar, U.K. pound and euro, that are not offset by liabilities denominated in those foreign currencies. These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.

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

The aerospace industry is cyclical in nature and affected by periodic downturns that are beyond our control. The principal markets for manufacturers of commercial aircraft are the commercial and regional airlines, which are adversely affected by a number of factors, including the current recession, fuel and labor costs, intense price competition, outbreak of infectious disease and terrorist attacks, as well as economic cycles, all of which can be unpredictable and are outside our control. Commercial aircraft production may increase or decrease in response to changes in customer demand caused by the current recession and the perceived safety and ease of airline travel.

The military aircraft industry is dependent upon the level of equipment expenditures by the armed forces of countries throughout the world, and especially those of the United States. Although the war on terror has increased the level of equipment expenditures by the U.S. armed forces, this level of spending may not be sustainable in light of government spending priorities by the U.S. In addition, in the past this industry has been adversely affected by a number of factors, including the reduction in military spending since the end of the Cold War. Decreases in military spending could depress demand for military aircraft.

Any decrease in demand for new aircraft or use of existing aircraft will likely result in a decrease in demand of our products and services, and correspondingly, our revenues, thereby adversely affecting our business, financial condition and results of operations.

We may not be able to compete effectively.

Our products and services are affected by varying degrees of competition. We compete with other companies and divisions and units of larger companies in most markets we serve, many of which have greater sales volumes or financial, technological or marketing resources than we do. Our principal competitors include: Eaton, ECE, EMS, Gables Engineering, GE Aerospace, Honeywell, Otto Controls, Rockwell Collins, Thales, Ultra Electronics, Telephonics, and Universal Avionics Systems Corporation in our Avionics & Controls segment; Ametek, Meggitt, Deutsch, Tyco, MPC Products, ECE and Goodrich in our Sensors & Systems segment; and Kmass, ULVA, Doncasters, Hitemp, Meggitt (including Dunlop Standard Aerospace Group), Chemring and Parker in our Advanced Materials segment. The principal competitive factors in the commercial markets in which we participate are product performance, service and price. Maintaining product performance requires expenditures in research and development that lead to product improvement and new product introduction. Companies with more substantial financial resources may have a better ability to make such expenditures. We cannot assure that we will be able to continue to successfully compete in our markets, which could adversely affect our business, financial condition and results of operations.

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

We estimate that approximately 26% of our sales in fiscal 2008 were attributable to contracts in which we were either the prime contractor to, or a subcontractor to a prime contractor to, the U.S. government. As a contractor and subcontractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of federal government contracts that affect how we do business with our clients and may impose added costs on our business. For example, these regulations and laws include provisions that contracts we have been awarded are subject to:

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

Because we own and operate a number of facilities that use, manufacture, store, handle or arrange for the disposal of various hazardous materials, we may incur costs for investigation, removal and remediation, as well as capital costs, associated with compliance with environmental laws. At the time of the acquisition of Wallop Defence Systems Limited, we and the seller agreed that some environmental remedial activities may need to be carried out and these activities are currently on-going. Under the terms of the Stock Purchase Agreement, a portion of the costs of any environmental remedial activities will be reimbursed by the seller if the cost is incurred within five years of the consummation of the acquisition. Additionally, at the time of our asset acquisition of the Electronic Warfare Passive Expendables Division of BAE Systems North America, certain environmental remedial activities were required under a Part B Permit issued to the infrared decoy flare facility by the Arkansas Department of Environmental Quality under the Federal Resource Conservation and Recovery Act. The Part B Permit was transferred to our subsidiary, Armtec, along with the remedial obligations. Under the terms of the asset purchase agreement, BAE Systems agreed to perform and pay for these remedial obligations at the infrared decoy flare facility up to a maximum amount of $25.0 million. Although environmental costs have not been material in the past, we cannot assure that these matters, or any similar liabilities that arise in the future, will not exceed our resources, nor can we completely eliminate the risk of accidental contamination or injury from these materials.

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

Item 2. Properties

The following table summarizes our properties that are greater than 100,000 square feet or related to a principal operation, including identification of the business segment, as of October 31, 2008:

Location	Type of Facility	Business Segment	Approximate Square Footage	Owned or Leased

Brea, CA	Office, Plant & Warehouse	Advanced Materials	429,000	Owned
Québec, Canada	Office & Plant	Avionics & Controls	269,000	Owned
Seattle, WA	Office & Plant	Avionics & Controls	200,000	Leased
Stillington, U.K.	Office & Plant	Advanced Materials	186,000	Owned
East Camden, AR	Office & Plant	Advanced Materials	175,000	Leased
Coachella, CA	Office & Plant	Advanced Materials	115,000	Owned
Buena Park, CA	Office & Plant	Sensors & Systems	110,000	Owned*
Bourges, France	Office & Plant	Sensors & Systems	109,000	Leased
Farnborough, U.K.	Office & Plant	Sensors & Systems	108,000	Leased
Milan, TN	Office & Plant	Advanced Materials	100,000	Leased
Sylmar, CA	Office & Plant	Avionics & Controls	96,000	Leased
Ontario, Canada	Office & Plant	Avionics & Controls	94,000	Leased
Coeur d’Alene, ID	Office & Plant	Avionics & Controls	94,000	Leased
Valencia, CA	Office & Plant	Advanced Materials	88,000	Owned
Hampshire, U.K.	Office & Plant	Advanced Materials	82,000	Owned
Gloucester, U.K.	Office & Plant	Advanced Materials	59,000	Leased
Everett, WA	Land	Avionics & Controls	14 acres	Leased**

*   The building is located on a parcel of land covering 16.1 acres that is leased by the Company.

** The land is being leased for the construction of a leased manufacturing facility. The facility is expected to be completed in 2009.

In total, we own approximately 1,700,000 square feet and lease approximately 1,700,000 square feet of manufacturing facilities and properties.

Item 3. Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe we have adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Esterline Common Stock

In Dollars

For Fiscal Years	2008		2007
	High	Low	High	Low
Quarter
First	$55.13	$42.68	$41.84	$36.74
Second	56.97	44.58	43.07	38.15
Third	62.90	44.67	52.00	41.73
Fourth	58.00	26.83	59.20	45.10

Principal Market – New York Stock Exchange

At the end of fiscal 2008, there were approximately 451 holders of record of the Company’s common stock. On December 19, 2008, there were 446 holders of record of our common stock.

No cash dividends were paid during fiscal 2008 and 2007. We are restricted from paying dividends under our current credit facility, and so we do not anticipate paying any dividends in the foreseeable future.

Item 6.  Selected Financial Data

Selected Financial Data

In Thousands, Except Per Share Amounts

For Fiscal Years	2008	2007	2006	2005	2004

Operating Results[1]
Net sales	$1,483,172	$1,207,033	$920,447	$774,605	$567,009
Cost of sales	992,853	833,973	633,427	528,115	385,185
Selling, general and administrative	239,282	199,826	152,068	129,820	110,090
Research, development and engineering	86,798	66,891	49,077	37,857	21,279
Other (income) expense	86	24	(490)	514	(509)
Insurance recovery	—	(37,467)	(4,890)	—	—
Gain on sale of product line	—	—	—	—	(3,434)
Interest income	(4,374)	(3,093)	(2,575)	(3,994)	(1,867)
Interest expense	29,922	35,299	21,288	18,157	17,330
Gain on derivative financial instrument	(1,850)	—	—	—	—
Loss on extinguishment of debt	—	1,100	2,156	—	—
Income from continuing operations before income taxes	140,455	110,480	70,386	64,136	38,935

Income tax expense	26,563	22,565	15,910	16,398	9,543
Income from continuing operations	113,509	87,762	53,611	47,403	29,370
Income from discontinued operations, net of tax	7,024	4,522	2,004	10,623	10,213
Net earnings	120,533	92,284	55,615	58,026	39,583

Earnings per share – diluted:
Continuing operations	$3.80	$3.34	$2.08	$1.87	$1.36
Discontinued operations	0.23	0.18	0.07	0.42	0.48
Earnings per share – diluted	4.03	3.52	2.15	2.29	1.84

Selected Financial Data

In Thousands, Except Per Share Amounts

For Fiscal Years	2008	2007	2006	2005	2004

Financial Structure
Total assets	$1,922,102	$2,039,059	$1,290,451	$1,115,248	$935,348
Long-term debt, net	388,248	455,002	282,307	175,682	249,056
Shareholders’ equity	1,026,341	1,121,826	707,989	620,864	461,028

Weighted average shares outstanding – diluted	29,908	26,252	25,818	25,302	21,539

[1]   Operating results reflect the segregation of continuing operations from discontinued operations. See Note 3 to the Consolidated Financial Statements. Operating results include the acquisitions of CMC in March 2007, Wallop in March 2006, and Darchem in December 2005. See Note 14 to the Consolidated Financial Statements.

For Fiscal Years	2008	2007	2006	2005	2004

Other Selected Data[2]
EBITDA from continuing operations	$227,597	$196,579	$131,362	$111,100	$81,562
Capital expenditures	40,665	30,467	26,540	23,776	22,126
Interest expense	29,922	35,299	21,288	18,157	17,330

Depreciation and amortization from continuing operations	63,444	52,793	40,107	32,801	27,164

[2]	EBITDA from continuing operations is a measurement not calculated in accordance with GAAP. We define EBITDA from continuing operations as operating earnings from continuing operations plus depreciation and amortization (excluding amortization of debt issuance costs). We do not intend EBITDA from continuing operations to represent cash flows from continuing operations or any other items calculated in accordance with GAAP, or as an indicator of Esterline’s operating performance. Our definition of EBITDA from continuing operations may not be comparable with EBITDA from continuing operations as defined by other companies. We believe EBITDA is commonly used by financial analysts and others in the aerospace and defense industries and thus provides useful information to investors. Our management and certain financial creditors use EBITDA as one measure of our leverage capacity and debt servicing ability, and is shown here with respect to Esterline for comparative purposes. EBITDA is not necessarily indicative of amounts that may be available for discretionary uses by us. The following table reconciles operating earnings from continuing operations to EBITDA from continuing operations.

In Thousands

For Fiscal Years	2008	2007	2006	2005	2004

Operating earnings from continuing operations	$ 164,153	$ 143,786	$ 91,255	$ 78,299	$ 54,398
Depreciation and amortization from continuing operations	63,444	52,793	40,107	32,801	27,164
EBITDA from continuing operations	$ 227,597	$ 196,579	$ 131,362	$ 111,100	$ 81,562

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

OVERVIEW

We operate our businesses in three segments: Avionics & Controls, Sensors & Systems and Advanced Materials. The Avionics & Controls segment designs and manufactures integrated cockpit systems, technology interface systems for military and commercial aircraft and land- and sea-based military vehicles, secure communications systems, specialized medical equipment, and other industrial applications. The Sensors & Systems segment produces high-precision temperature and pressure sensors, electrical power switching, and other related systems, principally for aerospace and defense customers. The Advanced Materials segment develops and manufactures thermally engineered components and high-performance elastomer products used in a wide range of commercial aerospace and military applications, combustible ordnance components and electronic warfare countermeasure devices for military customers. All segments include sales to domestic and international, defense and commercial customers.

Our current business and strategic plan focuses on the continued development of our products principally for aerospace and defense markets. We are concentrating our efforts to expand our capabilities in these markets and to anticipate the global needs of our customers and respond to such needs with comprehensive solutions. These efforts focus on continuous research and new product development, acquisitions and establishing strategic realignments of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering. On March 14, 2007, we acquired CMC Electronics Inc. (CMC) a manufacturer of high technology avionics including global positioning systems, head-up displays, enhanced vision systems and electronic flight management systems. The acquisition significantly expands the scale of our existing Avionics & Controls business. CMC is included in the Avionics & Controls segment and the results of its operations were included from the effective date of the acquisition. We acquired Wallop Defence Systems Limited (Wallop) and FR Countermeasures on March 24, 2006 and December 23, 2005, respectively. Wallop and FR Countermeasures are manufacturers of military pyrotechnic countermeasure devices. The acquisitions strengthen our international and U.S. position in countermeasure devices. Wallop and FR Countermeasures are included in our Advanced Materials segment. On December 16, 2005, we acquired Darchem Holdings Limited (Darchem), a manufacturer of thermally engineered components for critical aerospace, marine and petro-chemical applications. Darchem holds a leading position in its niche market and fits our engineered-to-order model and is included in our Advanced Materials segment.

On November 3, 2008, we sold Muirhead Aerospace (Muirhead) and Traxsys Input Products Limited (Traxsys) for $64.4 million, which resulted in an after tax gain of approximately $15.8 million. Muirhead and Traxsys were included in the Sensors & Systems segment. The results of operations of Muirhead and Traxsys were accounted for as a discontinued operation in the consolidated financial statements.

On December 15, 2008, the Company acquired NMC Group, Inc. (NMC) for approximately $90.0 million in cash. NMC designs and manufactures specialized light-weight fasteners principally for commercial aviation applications. NMC will be included in our Advanced Materials segment. On December 21, 2008, we entered into a Share Sale and Purchase Agreement to acquire Racal Acoustics Global Ltd. (Racal) for U.K. £115.0 million or $172.0 million, subject to certain governmental approvals an customary closing conditions. Racal develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics market segment. Racal will be included in our Avionics & Controls segment.

Income from continuing operations for fiscal 2008 was $113.5 million, or $3.80 per diluted share, compared with $87.8 million, or $3.34 per diluted share in fiscal 2007. Income from continuing operations in fiscal 2007 included a $26.2 million, net of tax, or $1.00 per diluted share, insurance recovery. In fiscal 2008, Avionics & Controls performance was robust compared to the prior-year period, reflecting the effect of a stronger U.S. dollar compared to the Canadian dollar and solid results across all operating units. Results in Sensors & Systems improved and Advanced Materials earnings reflected strong sales and earnings in fiscal 2008 over the prior-year period, offset by the insurance recovery recorded in fiscal 2007. Interest expense decreased $5.4 million over the prior-year period, reflecting reduced borrowings. Income from continuing operations for fiscal 2008 reflected an effective tax rate of 18.9% compared to 20.4% for the prior-year period. Net earnings for fiscal 2008 were $120.5 million or $4.03 per diluted share compared to $92.3 million or $3.52 per diluted share in fiscal 2007.

Results of Continuing Operations

Fiscal 2008 Compared with Fiscal 2007

Sales for fiscal 2008 increased 22.9% over the prior year reflecting incremental sales from the CMC acquisition in the second quarter of fiscal 2007, strong sales across all segments and a 53 week year in fiscal 2008 compared to a 52 week year in fiscal 2007. Sales by segment were as follows:

Dollars In Thousands	Increase (Decrease) From Prior Year	2008	2007

Avionics & Controls	32.4%	$611,467	$461,990
Sensors & Systems	21.4%	384,180	316,485
Advanced Materials	13.8%	487,525	428,558
Total		$1,483,172	$1,207,033

The 32.4% increase in Avionics & Controls reflected incremental sales from the CMC acquisition and higher sales of cockpit controls and medical equipment devices from new OEM programs as well as strong after-market sales. Comparing the fourth fiscal quarter of 2008 to the prior-year period, Avionics & Controls sales increased 14.4%, reflecting increased sales of cockpit avionics, controls and medical control panels.

The 21.4% increase in Sensors & Systems principally reflected growth in OEM programs for power distribution devices and strong after-market sales of temperature and pressure sensors, as well as the effect of exchange rates. Sales through much of fiscal 2008 reflected a stronger euro relative to the U.S. dollar. The average exchange rate for the euro increased from 1.34 in fiscal 2007 to 1.50 in fiscal 2008. This relationship changed significantly in the fourth fiscal quarter of 2008 when the spot rate declined from 1.55 at August 1, 2008, to 1.27 at October 31, 2008. Comparing the fourth fiscal quarter of 2008 to the prior-year period, Sensors & Systems sales increased 6.7%, principally reflecting increased sales of power distribution devices.

The 13.8% increase in Advanced Materials reflected strong sales across the segment and reflected higher sales at our thermally engineered components and elastomer operations due to increased demand from commercial aviation customers. Additionally, sales of combustible ordnance and flare countermeasure devices at our U.K. operations were strong in fiscal 2008. These increases were partially offset by lower sales of flare countermeasure devices at our U.S. operations. Comparing the fourth quarter of fiscal 2008 to the prior-year period, Advanced Materials sales increased 17.7%, reflecting strong sales of combustible ordnance and flare countermeasure devices.

Sales to foreign customers, including export sales by domestic operations, totaled $808.0 million and $612.9 million, and accounted for 54.5% and 50.8% of our sales for fiscal 2008 and 2007, respectively.

Overall, gross margin as a percentage of sales was 33.1% and 30.9% in fiscal 2008 and 2007, respectively. Avionics & Controls segment gross margin was 35.0% and 32.2% for fiscal 2008 and 2007, respectively, principally reflecting the effect of exchange rates on our Canadian operations in the fourth fiscal quarter of 2008.

The U.S. dollar strengthened against the Canadian dollar from 1.03 at the end of our third fiscal quarter of 2008 to 1.21 at the end of our fourth fiscal quarter. Changes in exchange rates mainly affected CMC’s U.S. dollar-denominated accounts receivable, foreign exchange contracts and backlog. The impact of exchange rates on U.S. dollar-denominated accounts receivable, backlog and forward exchange contracts favorably impacted gross margin in the fourth fiscal quarter of 2008 by approximately $5.0 million compared to a $2.0 million loss in the prior-year period. The effect of foreign exchange on CMC’s gross margin was a gain of approximately $7.0 million in fiscal 2008 and a loss in fiscal 2007 of approximately $5.0 million.

Approximately $213.4 million of CMC’s U.S. dollar-denominated backlog at October 31, 2008 is covered by forward exchange contracts, which are accounted for as a cash flow hedge. Approximately $54.1 million of backlog covered by forward exchange contracts were executed before the strengthening of the U.S. dollar against the Canadian dollar. Accordingly, the strengthening of the U.S. dollar against the Canadian dollar will not be realized on U.S. dollar-denominated sales covered by forward contracts executed before the dollar began to strengthen against the Canadian dollar.

CMC’s gross margins in fiscal 2008 were also enhanced by an improved recovery of fixed overhead due to higher sales volumes, cost reductions and productivity improvements. The increase in CMC’s gross margin was partially offset by a $5.0 million ($3.4 million, net of tax, or $0.11 per diluted share) estimate to complete adjustment for long-term contracts recorded in the third fiscal quarter of 2008. The adjustment was principally due to higher engineering costs as a result of resource constraints, increased scope and additional certification requirements to develop upgraded commercial aviation flight management systems. Excluding CMC, Avionics & Controls gross margin was 35.6% and 35.4% for fiscal 2008 and 2007, respectively, reflecting increased after-market spares sales and pricing strength on certain cockpit control devices, partially offset by an increase in excess and obsolete inventory reserves and a $1.2 million and a $2.0 million unfavorable estimate to complete adjustment on certain firm fixed-price long-term contracts for the development and manufacture of secure military communications products in fiscal 2008 and 2007, respectively.

Sensors & Systems segment gross margin was 35.3% and 35.1% for fiscal 2008 and 2007, respectively. Gross margins mainly reflected strong after-market sales, partially offset by the effect of a weaker U.S. dollar compared with the euro on U.S.-denominated sales and euro-denominated cost of sales for most of fiscal 2008. The impact of exchange rates on forward foreign exchange contracts impacted gross margin at our euro-based operations by a gain of approximately $2.8 million and $3.0 million in fiscal 2008 and 2007, respectively. Forward exchange contracts at our non-U.S. Sensor & Systems units are principally accounted for as a cash flow hedge and, accordingly, unrealized gains or losses are recognized upon settlement of the forward exchange contract.

Advanced Materials segment gross margin was 28.9% and 26.5% for fiscal 2008 and 2007, respectively. The increase in Advanced Materials gross margin was due to increased gross margins at our combustible ordnance and U.K.-flare operations as well as our elastomer and thermally engineered component operations resulting from pricing strength on certain products and an improved recovery of overhead due to higher product sales and a more favorable mix of product shipments.

Selling, general and administrative expenses (which include corporate expenses) increased to $239.3 million in fiscal 2008 compared with $199.8 million in fiscal 2007. The increase in selling, general and administrative expenses mainly reflected incremental selling, general and administrative expenses from the CMC acquisition, which was acquired in March 2007, higher incentive compensation expense, and the effect of exchange rates at our non-U.S. operations. The effect of exchange rates on cash held by the corporate office and certain intercompany advances denominated in currencies other than the U.S. dollar resulted in an exchange loss of $1.4 million in fiscal 2008 compared to a $0.6 million gain in fiscal 2007. As a percentage of sales, selling, general and administrative expenses were 16.1% and 16.6% in fiscal 2008 and 2007, respectively.

Research, development and related engineering spending increased to $86.8 million, or 5.9% of sales, in fiscal 2008 compared with $66.9 million, or 5.5% of sales, in fiscal 2007. The increase in research, development and engineering principally reflected incremental spending from the CMC acquisition and increased spending on the development of the integrated cockpit system for the T-6B military trainer. Research, development and engineering expense in fiscal 2008 and 2007 is net of $5.2 million and $6.7 million, respectively, in government assistance. CMC is currently negotiating a new government assistance arrangement with Canada, which will likely be accounted for as a loan rather than a reduction in research, development and related engineering expense.

Segment earnings (which exclude corporate expenses and other income and expense) increased 12.7% during fiscal 2008 to $200.0 million compared to $177.5 million in the prior year. Segment earnings as a percent of sales were 13.5% and 14.7% in fiscal 2008 and 2007, respectively. The decrease in segment earnings as a percent of sales from fiscal 2007 reflects business insurance recoveries of $37.5 million recorded in fiscal 2007.

Avionics & Controls segment earnings were $77.9 million or 12.7% of sales in fiscal 2008 compared with $47.8 million or 10.4% of sales in fiscal 2007, reflecting strong earnings from our avionics, cockpit control and medical equipment devices operations, partially offset by the shipment in fiscal 2007 of acquired inventory of CMC, which was valued at fair value at acquisition. In addition, CMC’s earnings in fiscal 2008 were favorably affected by the effect of a stronger U.S. dollar compared with the Canadian dollar, particularly in the fourth quarter, which resulted in a foreign currency transaction gain on U.S. dollar-denominated accounts receivable and backlog in the fourth quarter of fiscal 2008. Avionics & Controls earnings were impacted by significant research and development expenses, principally related to the development of the T-6B at CMC, and a gross profit reduction of $6.2 million due to an estimate to complete adjustment on long-term contracts accounted for under SOP 81-1 compared to a $2.0 million adjustment in the prior-year period. The prior period was also impacted by $3.4 million in contract overruns and additional research and development expense at a small unit which manufactures precision gears and data concentrators.

CMC’s results of operations are not in accordance with our expectations since acquisition. As indicated above, CMC’s results of operations were impacted by the weak U.S. dollar relative to the Canadian dollar for most of the period since our acquisition of the business and higher than expected research and development expenses related to the T-6B development. Recognizing the impact of these issues, management is focused on a broad array of initiatives designed to improve CMC’s results of operations.

Sensors & Systems segment earnings were $43.4 million or 11.3% of sales in fiscal 2008 compared with $32.4 million or 10.2% of sales in fiscal 2007. The increase in Sensors & Systems earnings reflected strong results across all operations helped by increased sales from new OEM programs, as well as strong after-market sales. Sensors & Systems segment earnings in the fourth quarter for fiscal 2008 and 2007 were $8.6 million and $9.2 million, respectively. The decrease in segment earnings principally reflected lower gross margin due to start-up costs of a manufacturing operation in a low-cost country, a less favorable product mix and the purchase of a technology license, which was recorded as research and development expense. Certain temperature, pressure, and speed sensors are not achieving profit margins the Company projects for the long term. Management is focused on improving its operational efficiency and negotiating with customers to increase pricing where price increases can be justified. The impact of exchange rates on U.S. dollar-denominated accounts receivable and foreign exchange contracts impacted Sensors & Systems earnings by a gain of approximately $2.5 million and $4.0 million in fiscal 2008 and 2007, respectively.

Advanced Materials segment earnings were $78.6 million or 16.1% of sales in fiscal 2008 compared with $97.3 million or 22.7% of sales in fiscal 2007, principally reflecting $37.5 million in business interruption insurance recoveries in fiscal 2007. The impact of exchange rates on U.S. dollar-denominated accounts receivable and forward foreign exchange contracts impacted Advanced Material earnings at our U.K. operations by a loss of approximately $2.9 million and $1.2 million in fiscal 2008 and 2007, respectively.

On June 26, 2006, an explosion occurred at the Company’s Wallop facility, which resulted in one fatality and several minor injuries. The incident destroyed an oven complex for the production of advanced flares and significantly damaged a portion of the facility. The advanced flare facility has been closed due to the requirements of the Health and Safety Executive (HSE) to review the cause of the accident, but normal operations are continuing at unaffected portions of the facility. The HSE investigation will not be completed until the Coroner’s Inquest is filed. Although it is not possible to determine the results of the HSE investigation or how the Coroner will rule, management does not expect to be found in breach of the Health and Safety at Work Act related to the accident and, accordingly, no amounts have been recorded for any potential fines that may be assessed by the HSE. The construction of the new flare facility is expected to be completed and in full production, following customary start-up and commissioning activities, late in fiscal 2009.

Excluding the business insurance recovery, results of operations at our U.K. flare countermeasure operation improved by $7.4 million over fiscal 2007. This trend is expected to continue; however, poor product mix in fiscal 2008 resulted in our U.S. and U.K. flare countermeasure operations recording an operating loss. Accordingly, management is focused on completing the advanced flare facility in the U.K., developing more advanced flares with higher gross margins and improving margins on existing products. The decrease in earnings described above was partially offset by strong earnings from our thermally engineered components, elastomer and combustible ordnance operations.

Interest expense decreased to $29.9 million during fiscal 2008 compared with $35.3 million in the prior year, reflecting reduced borrowings.

Non-operating expenses included a $1.9 million gain from a terminated interest rate swap on our £57.0 million term loan, resulting from a £33.2 million or $68.0 million repayment.

Non-operating expenses in fiscal 2007 included a $1.1 million write off of debt issuance costs as a result of the prepayment of our $100.0 million U.S. term loan.

The effective income tax rate for fiscal 2008 was 18.9% compared with 20.4% in fiscal 2007. The effective tax rate was lower than the statutory rate, as both years benefited from various tax credits and certain foreign interest expense deductions. In addition, in fiscal 2008, we recognized $6.5 million in discrete tax benefits. The $6.5 million in discrete tax adjustments were the result of five items. The first item was the settlement of an examination of the U.S. income tax returns for fiscal years 2003 through 2005, which resulted in a $2.8 million reduction of previously estimated income tax liabilities. The second item was the enactment of tax laws reducing the Canadian statutory corporate income tax rate, which resulted in a $4.1 million net reduction of deferred income tax liabilities. The third item was the accrual of $0.7 million of tax reserves and interest related to the finalization of CMC’s FIN 48 analysis. The fourth item was recording $0.8 million of tax expense associated with the reconciliation of fiscal 2007’s U.S. income tax return provision for income taxes. The fifth item was the recording of $1.2 million of tax benefits associated with the extension of the U.S. Research Experimentation tax credit. In fiscal 2007, we recognized $2.6 million in net discrete tax benefits. The $2.6 million in net discrete tax benefits were the result of three items. The first item was the enactment of tax laws reducing U.K., Canadian, and German statutory corporate income tax rates which resulted in a $2.8 million net reduction in deferred income tax liabilities. The second item was the retroactive extension of the U.S. Research Experimentation tax credit, which resulted in a $1.0 million tax benefit. The third item was recording $1.2 million of additional income tax resulting from the reconciliation of fiscal 2007’s U.S. and foreign income tax returns to the provisions for income taxes.

New orders for fiscal 2008 were $1.6 billion compared with $1.5 billion for fiscal 2007. Avionics & Controls orders for fiscal 2008 increased 3.4% from the prior-year period. Avionics & Controls orders in fiscal 2007 included CMC’s acquired backlog at March 14, 2007 of $264.8 million. Sensors & Systems orders for fiscal 2008 increased 16.8% from the prior-year period. Advanced Materials orders for fiscal 2008 decreased 0.4% from the prior-year period due to the timing of receiving defense system orders. Backlog at the end of fiscal 2008 was $1.1 billion compared with $958.0 million at the end of the prior year. Approximately $388.1 million is scheduled to be delivered after fiscal 2009. Backlog is subject to cancellation until delivery.

Fiscal 2007 Compared with Fiscal 2006

Sales for fiscal 2007 increased 31.1% over the prior year. Sales by segment were as follows:

Dollars In Thousands	Increase (Decrease) From Prior Year	2007	2006

Avionics & Controls	61.0%	$461,990	$286,936
Sensors & Systems	14.0%	316,485	277,504
Advanced Materials	20.4%	428,558	356,007
Total		$1,207,033	$920,447

The 61.0% increase in Avionics & Controls reflected incremental sales from the CMC acquisition in the second quarter of fiscal 2007 and higher sales of cockpit controls and medical equipment devices from new OEM programs as well as strong after-market sales.

The 14.0% increase in Sensors & Systems principally reflected growth in OEM programs for temperature sensors and power distribution devices as well as the effect of exchange rates. Sales in fiscal 2007 reflected a stronger U.K. pound and euro relative to the U.S. dollar, as the average exchange rate from the U.K. pound and euro increased from 1.81 and 1.23, respectively, in fiscal 2006, to 1.98 and 1.34, respectively, in fiscal 2007.

The 20.4% increase in Advanced Materials reflected strong sales across the segment. While combustible ordnance sales were up modestly compared with the prior year, sales of flare countermeasures and elastomer material were strong, reflecting new OEM programs. Sales of flare countermeasures from our Wallop facility were higher in fiscal 2007 compared to fiscal 2006, but less than our expectations due to the continued shut-down in a portion of the facility.

Sales to foreign customers, including export sales by domestic operations, totaled $612.9 million and $385.2 million, and accounted for 50.8% and 41.8% of our sales for fiscal 2007 and 2006, respectively.

Overall, gross margin as a percentage of sales was 30.9% and 31.2% in fiscal 2007 and 2006, respectively. Avionics & Controls segment gross margin was 32.2% and 34.7% for fiscal 2007 and 2006, respectively, reflecting the shipment of acquired inventory of CMC, which was valued at fair value at acquisition. In addition, CMC’s gross margins were impacted by the effect of a weaker U.S. dollar compared to the Canadian dollar on U.S. dollar-denominated sales and Canadian-denominated cost of sales. Excluding CMC, Avionics & Controls gross margin was 36.4% and 35.3% for fiscal 2007 and 2006, respectively, reflecting increased after-market spares sales and pricing strength on certain cockpit control devices, partially offset by a $2.0 million unfavorable estimate to complete adjustment on certain firm fixed-price long-term contracts for the development and manufacture of secure military communications products. Additionally, gross margin in fiscal 2007 was impacted by a $2.1 million contract overrun at a small unit which manufactures precision gears and data concentrators.

Sensors & Systems segment gross margin was 35.1% and 35.9% for fiscal 2007 and 2006, respectively. The decrease in Sensors & Systems gross margin from fiscal 2006 reflected lower sales of high-margin pressure sensors and the effect of a weaker U.S. dollar compared with the U.K. pound and euro on U.S.-denominated sales and U.K. pound- and euro-denominated cost of sales.

These decreases were partially offset by improved operating efficiencies at our U.K. temperature and pressure sensor operations and pricing strength at our U.S. manufacturer of power distribution devices.

Advanced Materials segment gross margin was 26.5% and 24.7% for fiscal 2007 and 2006, respectively. The increase in Advanced Materials gross margin was due to strong gross margins at our U.S. flare operations resulting from a more favorable mix of product shipments and improved operating efficiencies at our Arkansas countermeasure flare operation. Additionally, gross margins improved at our elastomer material operations, reflecting increased recovery of fixed expenses due to strong OEM sales and a shift in sales mix to higher margin space and defense products. Comparing fiscal 2007 to 2006, the increase in gross margin also reflected the impact of the shipment of acquired inventories at Darchem, which were valued at fair market at acquisition in 2006. Gross margin in fiscal 2007 was impacted by the continued shut-down of our advanced flare operations at Wallop as a result of the 2006 explosion and the start-up costs at our FR Countermeasures unit acquired in 2005.

Selling, general and administrative expenses (which include corporate expenses) increased to $199.8 million in fiscal 2007 compared with $152.1 million in fiscal 2006. The increase in selling, general and administrative expenses primarily reflected incremental selling, general and administrative expenses from the CMC, Wallop, and FR Countermeasures acquisitions. The increase in corporate expense principally reflected bank fees associated with the modification of our 2013 note indenture, increased incentive compensation, professional fees, and the cost of an option to buy Canadian dollars to cover a portion of the purchase price of CMC. Post-retirement benefit expense increased $2.2 million reflecting the acquisition of CMC and an adjustment to post-retirement benefit expense of $1.6 million at our temperature and pressure sensor operations. These increases were partially offset by a $2.4 million decrease in pension expense. In fiscal 2006, pension expense included a $1.2 million increase in the Leach pension obligation existing as of the acquisition of Leach in August 2004, which was identified during an audit of its pension plan. Additionally, in fiscal 2006, selling, general and administrative expense included a $1.0 million charge as a result of a customer contract termination. As a percentage of sales, selling, general and administrative expenses were 16.6% and 16.5% in fiscal 2007 and 2006, respectively.

Research, development and related engineering spending increased to $66.9 million, or 5.5% of sales, in fiscal 2007 compared with $49.1 million, or 5.3% of sales, in fiscal 2006. The increase in research, development and related engineering largely reflects spending on the T-6B, A400M primary power distribution assembly, TP400 engine sensors, 787 overhead panel control and 787 environmental control programs. Research, development and engineering expense in fiscal 2007 and 2006 is net of $6.7 million and $5.2 million, respectively, in government assistance.

Segment earnings (which exclude corporate expenses and other income and expense) increased 50.3% during fiscal 2007 to $177.5 million compared to $118.1 million in the prior year. Segment earnings as a percent of sales were 14.7% and 12.8% in fiscal 2007 and 2006, respectively. Business interruption insurance recoveries of $37.5 million were a contributor to this growth, partially offset by losses of $7.6 million at CMC.

Avionics & Controls segment earnings were $47.8 million or 10.4% of sales for fiscal 2007 compared with $45.4 million or 15.8% of sales in fiscal 2006 and reflected strong earnings from our cockpit control and medical equipment devices operations, partially offset by the shipment of acquired inventory of CMC, which was valued at fair value at acquisition. CMC’s earnings were impacted by the effect of a weaker U.S. dollar compared with the Canadian dollar on U.S. dollar-denominated sales and Canadian-denominated cost of sales. The U.S. dollar relative to the Canadian dollar has declined 18.2% from the date of CMC’s acquisition to year end. Approximately $94.0 million of CMC’s sales of $128.0 million were denominated in U.S. dollars. Additionally, CMC’s earnings were impacted by significant research and development expenses, principally related to the T-6B program. Avionics & Controls earnings were also impacted by $3.4 million in contract overruns and additional research and development expense at a small unit which manufactures precision gears and data concentrators.

Sensors & Systems segment earnings were $32.4 million or 10.2% of sales for fiscal 2007 compared with $26.3 million or 9.5% of sales in fiscal 2006. Operating earnings at our power distribution operation reflected improved results from increased sales from new OEM programs, a $1.0 million reimbursement of research, development and engineering expense negotiated with a customer and price increases, which were partially offset by higher research, development and engineering expenses on the A400M program. Earnings at our temperature and pressure sensors operations increased from 2006, reflecting the benefit of reduced indirect labor and research, development and engineering costs, and improved operating efficiencies, partially offset by a post-retirement benefit adjustment of $1.6 million. Comparing fiscal 2007 to 2006, Sensors & Systems earnings in fiscal 2006 were impacted by a $1.2 million increase in the Leach pension obligation explained above and manufacturing inefficiencies and incremental direct labor costs incurred to reduce delinquent shipments at our temperature and pressure sensors operations. Sensors & Systems earnings also reflected the impact of a weaker U.S. dollar relative to the euro and the U.K. pound on U.S. dollar-denominated sales and euro- and U.K. pound-based operating expenses.

Advanced Materials segment earnings were $97.3 million or 22.7% of sales for fiscal 2007 compared with $46.5 million or 13.1% of sales for fiscal 2006, principally reflecting $37.5 million in business interruption insurance recoveries, incremental earnings from our Darchem acquisition and improved earnings from our elastomer and Arkansas countermeasure flare operations. Earnings in both years were impacted by start-up costs at our FR Countermeasures unit and low sales at our Wallop operations. The $37.5 million recovery was related to an explosion that occurred at Wallop on June 26, 2006. Although a portion of the facility is expected to be closed for about two years due to the requirements of the Health Safety Executive (HSE) to review the cause of the accident, normal operations are continuing at unaffected portions of the facility. The $37.5 million insurance recovery reimbursed the Company for the loss of earnings and damage to a portion of the facility.

Interest expense increased to $35.3 million during fiscal 2007 compared with $21.3 million in the prior year, reflecting increased borrowings to finance the CMC acquisition.

Non-operating expenses in the fourth fiscal quarter of 2007 included a $1.1 million write off of debt issuance costs as a result of the prepayment of our $100.0 million U.S. term loan. Non-operating expense in the first fiscal quarter of 2006 included a $2.2 million prepayment penalty arising from the $40.0 million prepayment of our 6.77% Senior Notes. Both prepayments were recorded as a loss on extinguishment of debt.

The effective income tax rate for fiscal 2007 was 20.4% compared with 22.6% in fiscal 2006. The effective tax rate was lower than the statutory rate, as both years benefited from various tax credits and certain foreign interest expense deductions. In addition, in fiscal 2007, we recognized a $2.6 million reduction of previously estimated income tax liabilities, which was the result of the following items: a $2.8 million net reduction in deferred income tax liabilities as a result of the enactment of tax laws reducing U.K., Canadian and German statutory corporate income tax rates and a $1.0 million tax benefit as a result of the retroactive extension of the U.S. Research and

Experimentation tax credit that was signed into law on December 21, 2006. These benefits were offset by $1.2 million of additional income tax resulting from the reconciliation of prior-years’ U.S. and foreign income tax returns to the provisions for income taxes. The effective tax rate for fiscal 2007 also reflected CMC’s tax credits and other tax efficiencies. In fiscal 2006, we recognized a $4.5 million reduction of previously estimated tax liabilities, which was the result of the following items: $1.6 million due to the expiration of the statute of limitations and adjustments resulting from a reconciliation of the prior year’s U.S. income tax return to the U.S. provision for income taxes, $2.0 million as a result of receiving a Notice of Proposed Adjustment (NOPA) from the State of California Franchise Tax Board covering, among other items, the examination of research and development tax credits for fiscal years 1997 through 2002, and $0.9 million as a result of a favorable conclusion of a tax examination.

New orders for fiscal 2007 were $1.5 billion compared with $1.1 billion for fiscal 2006. Avionics & Controls orders for fiscal 2007 increased 118.7% from the prior-year period, principally reflecting the CMC acquisition. Sensors & Systems orders for fiscal 2007 increased 28.8% from the prior-year period. Advanced Materials orders for fiscal 2007 decreased 4.0% from the prior-year period due to the timing of receiving orders. Backlog at the end of fiscal 2007 was $958.0 million compared with $631.7 million at the end of the prior year.

Liquidity and Capital Resources

Working Capital and Statement of Cash Flows

Cash and cash equivalents at the end of fiscal 2008 totaled $160.6 million, an increase of $13.6 million from the prior year. Net working capital increased to $456.2 million at the end of fiscal 2008 from $417.7 million at the end of the prior year. Sources of cash flows from operating activities principally consist of cash received from the sale of products offset by cash payments for material, labor and operating expenses.

Cash flows from operating activities were $118.9 million and $121.7 million in fiscal 2008 and 2007, respectively. The decrease principally reflected lower cash receipts from customers and higher payments for inventory and income taxes. Additionally, cash flow from operating activities in fiscal 2007 included cash received from our insurance carrier. This decrease was partially offset by an increase in net earnings and lower payments for interest on our debt.

Cash flows used by investing activities were $30.1 million and $382.3 million in fiscal 2008 and 2007, respectively. The decrease in the use of cash for investing activities mainly reflected cash paid for acquisitions in fiscal 2007.

Cash flows used by financing activities were $63.3 million in fiscal 2008 and cash flows provided by financing activities were $361.9 million in fiscal 2007. Cash used by financing activities in fiscal 2008 principally reflected a $68.0 million or £33.2 million principal payment on our GBP term loan. Cash provided by financing activities in fiscal 2007 reflected the issuance of $175.0 million Senior Notes due 2017, a $100.0 million U.S. term loan, and the sale of $187.1 million of common stock.

Capital Expenditures

Net property, plant and equipment was $204.5 million at the end of fiscal 2008 compared with $217.4 million at the end of the prior year. Capital expenditures for fiscal 2008 and 2007 were $40.7 million and $30.5 million, respectively (excluding acquisitions) and included machinery and equipment and enhancements to information technology systems. Capital expenditures are anticipated to approximate $100.0 million for fiscal 2009. Fiscal 2009 capital expenditures will include the construction of a new factory for Korry Electronics, which is included in our Avionics & Controls segment, and a new factory at our U.K. countermeasure operations. We will continue to support expansion through investments in infrastructure including machinery, equipment, buildings and information systems.

Acquisitions

On December 15, 2008, we acquired NMC Group, Inc. (NMC) for approximately $90.0 million in cash. NMC designs and manufactures specialized light weight fasteners principally for commercial aviation applications. NMC will be included in our Advanced Materials segment.

On December 21, 2008, we entered into a Share Sale and Purchase Agreement to acquire Racal Acoustics Global Ltd., (Racal) for U.K. £115.0 million or $172.0 million, subject to certain governmental approvals and customary closing conditions. Racal develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics market segment. Racal will be included in our Avionics & Controls segment.

Debt Financing

Total debt decreased $74.0 million from the prior year to $401.8 million at the end of fiscal 2008. Total debt outstanding, including the fair value of the interest rate swap at the end of fiscal 2008, consisted of $175.0 million of Senior Notes due in 2017, $176.6 million of Senior Subordinated Notes due in 2013, $34.9 million of the GBP Term Loan and $15.3 million in borrowings under our credit facility and various foreign currency debt agreements, including capital lease obligations. The Senior Notes are due March 1, 2017 and bear an interest rate of 6.625%. The Senior Notes are general unsecured senior obligations of the Company. The Senior Notes are guaranteed, jointly and severally on a senior basis, by all the existing and future domestic subsidiaries of the Company unless designated as an “unrestricted subsidiary,” and those foreign subsidiaries that executed related subsidiary guarantees under the indenture covering the Senior Notes. The Senior Notes are subject to redemption at the option of the Company at any time prior to March 1, 2012 at a price equal to 100% of the principal amount, plus any accrued interest to the date of redemption and a make-whole provision. In addition, before March 1, 2010 the Company may redeem up to 35% of the principal amount at 106.625% plus accrued interest with proceeds of one or more Public Equity Offerings. The Senior Notes are also subject to redemption at the option of the Company, in whole or in part, on or after March 1, 2012 at redemption prices starting at 103.3125% of the principal amount plus accrued interest during the period beginning March 1, 2007 and declining annually to 100% of principal and accrued interest on or after March 1, 2015. The Senior Subordinated Notes are general unsecured obligations of the Company and are subordinated to all existing and future senior debt of the Company. In addition, the Senior Subordinated Notes are effectively subordinated to all existing and future senior debt and other liabilities (including trade payables) of the Company’s foreign subsidiaries. The Senior Subordinated Notes are guaranteed, jointly and severally, by all the existing and future domestic subsidiaries of the Company unless designated as an “unrestricted subsidiary” under the indenture covering the Senior Subordinated Notes. The Senior Subordinated Notes are subject to redemption at the option of the Company, in whole or in part, on or after June 15, 2008, at redemption prices starting at 103.875% of the principal amount plus accrued interest during the period beginning June 11, 2003 and declining annually to 100% of principal and accrued interest on June 15, 2011. In September 2003, we entered into an interest rate swap agreement on $75.0 million of our Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed interest rate for a variable interest rate on $75.0 million of the $175.0 million principal amount outstanding.

On February 10, 2006, we borrowed U.K. £57.0 million, or approximately $100.0 million, under the GBP term loan facility. We used the proceeds from the loan as working capital for our U.K. operations and to repay a portion of our outstanding borrowings under the revolving credit facility. The principal amount of the loan is payable quarterly commencing on March 31, 2007 through the termination date of November 14, 2010, according to a payment schedule by which 1.25% of the principal amount is paid in each quarter of 2007, 2.50% in each quarter of 2008, 5.00% in each quarter of 2009 and 16.25% in each quarter of 2010. The loan accrues interest at a variable rate based on the British Bankers Association Interest Settlement Rate for deposits in U.K. pounds plus an additional margin amount that ranges from 1.13% to 0.50% depending upon the Company’s leverage ratio. As of October 31, 2008, the interest rate on the term loan was 6.49%. During fiscal 2008 we paid down £33.2 million, or $68.0 million, on the GBP £57.0 million term loan and terminated an interest rate swap for a gain of $1.9 million. The interest rate swap exchanged the variable interest rate for a fixed interest rate of 4.75% plus an additional margin amount determined by reference to our leverage ratio.

On March 14, 2007, we acquired CMC for approximately $344.5 million in cash, including acquisition costs. The acquisition was financed in part with the proceeds of the $175 million Senior Notes due March 1, 2017. In addition, on March 13, 2007, we amended our credit agreement to increase the existing revolving credit facility to $200.0 million and to provide an additional $100.0 million U.S. term loan facility. On March 13, 2007, we borrowed $60.0 million under the revolving credit facility and $100.0 million under the U.S. term loan facility to pay a portion of the purchase price of the acquisition of CMC.

On October 12, 2007, we completed an underwritten public offering of 3.45 million shares of common stock, generating net proceeds of $187.1 million. Proceeds from the offering were used to pay off our $100.0 million U.S. term loan facility and pay down our revolving credit facility. We wrote off $1.1 million in debt issuance costs related to the $100.0 million term loan in fiscal 2007 as a result of its pay-off.

In fiscal 2008, we entered into a land and building lease for a 216,000 square-foot manufacturing facility to be constructed in fiscal 2009 for our Korry Electronics operation. The land lease has a fixed term of 55 years and lease payments began in fiscal 2008. The land lease is accounted for as an operating lease. The building lease has a fixed term of 30 years and includes an option to purchase the building at fair market value five years after construction is complete. The expected minimum lease payments, including a 2% annual rent increase, related to the building are $1.2 million in 2009, $2.3 million in 2010, $2.4 million in 2011, $2.4 million in 2012, $2.5 million in 2013, and $83.5 million thereafter. The fair value of the building is expected to be $26.5 million and the building lease will be accounted for as a capital lease.

We believe cash on hand, funds generated from operations and other available debt facilities are sufficient to fund operating cash requirements and capital expenditures through fiscal 2009; however, we may periodically utilize our lines of credit for working capital requirements. Current conditions in the capital markets are uncertain; however, we believe we will have adequate access to capital markets to fund future acquisitions.

Pension and Other Post-Retirement Benefit Obligations

Our pension plans principally include a U.S. pension plan maintained by Esterline, non-U.S. plans maintained by Leach, and non-U.S. plans maintained by CMC. A U.S. plan maintained by Leach was merged into the U.S. pension plan maintained by Esterline as of March 31, 2008. Our principal post-retirement plans include non-U.S. plans maintained by CMC, which are non-contributory health care and life insurance plans.

We account for pension expense using the end of the fiscal year as our measurement date and we make actuarially computed contributions to our pension plans as necessary to adequately fund benefits. Our funding policy is consistent with the minimum funding requirements of ERISA. In fiscal 2008 and 2007, operating cash flow included $4.8 million and $9.7 million, respectively, of cash funding to these pension plans. We expect pension funding requirements to be approximately $2.5 million in fiscal 2009 for the plans maintained by CMC. There is no minimum funding requirements for fiscal 2009 for the U.S. pension plan maintained by Esterline. We may decide to make a discretionary contribution in fiscal 2009. The rate of increase in future compensation levels is consistent with our historical experience and salary administration policies. The expected long-term rate of return on plan assets is based on long-term target asset allocations of 70% equity and 30% fixed income. We periodically review allocations of plan assets by investment type and evaluate external sources of information regarding long-term historical returns and expected future returns for each investment type and, accordingly, believe a 7.0 – 8.25% assumed long-term rate of return on plan assets is appropriate. Current allocations are consistent with the long-term targets.

We made the following assumptions with respect to our pension obligation in 2008 and 2007:

	2008	2007
Principal assumptions as of fiscal year end:
Discount rate	5.6 – 8.375%	5.6 – 6.25%
Rate of increase in future compensation levels	3.3 – 4.5%	3.5 – 4.5%
Assumed long-term rate of return on plan assets	7.0 – 8.25%	7.0 – 8.5%

For our non-U.S. plans we use a discount rate for expected returns that is a spot rate developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments. For our U.S. plan we use a discount rate which was determined by discounting the estimated cash flow of the U.S. plan using spot rates from the Citigroup Pension Discount Curve, which reflects the current yields of high-quality corporate bonds. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points in 2008, pension liabilities in total would have decreased $4.2 million or increased $4.4 million, respectively. If all other assumptions are held constant, the estimated effect on fiscal 2008 pension expense from a hypothetical 25 basis point increase or decrease in both the discount rate and expected long-term rate of return on plan assets would not have a material effect on our pension expense.

We made the following assumptions with respect to our post-retirement obligation in 2008 and 2007:

	2008	2007
Principal assumptions as of fiscal year end:
Discount rate	6.25 – 6.75%	5.6 – 6.25%
Initial weighted average health care trend rate	4.8 – 10%	5 – 10%
Ultimate weighted average health care trend rate	3.3 – 10%	3.5 – 10%

The assumed health care trend rate has a significant impact on our post-retirement benefit obligations. Our health care trend rate was based on the experience of our plan and expectations for the future. A 100 basis point increase in the health care trend rate would increase our post-retirement benefit obligation by $0.6 million. A 100 basis point decrease in the health care trend rate would decrease our post-retirement benefit obligation by $0.5 million. Assuming all other assumptions are held constant, the estimated effect on fiscal 2008 post-retirement benefit expense from a hypothetical 100 basis point increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

Research and Development Expense

For the three years ended October 31, 2008, research and development expense has averaged 5.6% of sales. We estimate that research and development expense in fiscal 2009 will be approximately 5.0% of sales for the full year.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of fiscal year end. Liabilities for income taxes under FIN 48 were excluded from the table, as we are not able to make a reasonably reliable estimate of the amount and period of related future payments.

In Thousands
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt	$395,075	$8,387	$28,688	$175,000	$183,000
Credit facilities	5,171	5,171	—	—	—
Operating lease obligations	82,566	15,014	33,062	9,696	24,794
Capital lease obligations [1]	94,260	1,160	4,723	4,913	83,464
Purchase obligations	196,422	177,449	18,435	435	103
Total contractual obligations	$773,494	$207,181	$84,908	$190,044	$291,361

[1]	Includes capital lease obligations of a building to be completed in fiscal 2009. See Note 11 to the Consolidated Financial Statements.

Seasonality

The timing of our revenues is impacted by the purchasing patterns of our customers and, as a result, we do not generate revenues evenly throughout the year. Moreover, our first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America. This leads to decreased order and shipment activity; consequently, first quarter results are typically weaker than other quarters and not necessarily indicative of our performance in subsequent quarters.

Disclosures About Market Risk

Interest Rate Risks

Our debt includes fixed rate and variable rate obligations. We are not subject to interest rate risk on the fixed rate obligations. We are subject to interest rate risk on $75.0 million of our Senior Subordinated Notes due in 2013. We hold an interest rate swap agreement, which exchanged the fixed interest rate for a variable rate on $75.0 million of the $175.0 million principal amount outstanding under our Senior Subordinated Notes due in 2013.

Inclusive of the effect of the interest rate swaps, a hypothetical 10% increase or decrease in average market interest rates would not have a material effect on our pretax income.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For long-term debt, the table presents principal cash flows and the related weighted-average interest rates by contractual maturities. For our interest rate swap, the following tables present notional amounts and, as applicable, the interest rate by contractual maturity date at October 31, 2008 and October 26, 2007.

At October 31, 2008

Dollars In Thousands

	Long-Term Debt – Fixed Rate		Interest Rate Swap
Maturing in:	Principal Amount	Average Rates	Notional Amount	Average Pay Rate	(1)	Average Receive Rate

2009	$—	7.75%	$—	*		7.75%
2010	—	7.75%	—	*		7.75%
2011	—	7.75%	—	*		7.75%
2012	—	7.75%	—	*		7.75%
2013	175,000	7.75%	75,000	*		7.75%

Total	$175,000		$75,000

Fair Value at
10/31/2008	$176,629		$1,561
(1) The average pay rate is LIBOR plus 2.56%. At October 31, 2008 Dollars In Thousands
	Long-Term Debt – Variable Rate

Maturing in:	Principal Amount	Average Rates (1)

2009	$6,983	*
2010	21,448	*
2011	6,484	*
2012	—	*

Total	$34,915

Fair Value at
10/31/2008	$34,915

(1)	The average rate on the long-term debt and the average receive rate on the interest rate swap is the British Bankers Association Interest Settlement Rate for deposits in U.K. pounds plus an additional margin of 1.13% to 0.50% depending on the Company’s leverage ratio.

At October 26, 2007

Dollars In Thousands

	Long-Term Debt – Fixed Rate		Interest Rate Swap
Maturing in:	Principal Amount	Average Rates	Notional Amount	Average Pay Rate (1)	Average Receive Rate

2008	$—	7.75%	$—	*	7.75%
2009	—	7.75%	—	*	7.75%
2010	—	7.75%	—	*	7.75%
2011	—	7.75%	—	*	7.75%
2012	—	7.75%	—	*	7.75%
Thereafter	175,000	7.75%	75,000	*	7.75%

Total	$175,000		$75,000

Fair Value at 10/26/2007	$177,328		$252
(1) The average pay rate is LIBOR plus 2.56%.
At October 26, 2007 Dollars In Thousands
	Long-Term Debt – Variable Rate		Interest Rate Swap
Maturing in:	Principal Amount	Average Rates (1)	Notional Amount	Average Pay Rate	Average Receive Rate (1)

2008	$10,239	*	$10,239	4.755%	*
2009	20,479	*	20,479	4.755%	*
2010	62,899	*	62,899	4.755%	*
2011	19,016	*	19,016	4.755%	*

Total	$112,633		$112,633

Fair Value at 10/26/2007	$112,633		$2,088

(1)	The average rate on the long-term debt and the average receive rate on the interest rate swap is the British Bankers Association Interest Settlement Rate for deposits in U.K. pounds plus an additional margin of 1.13% to 0.50% depending on the Company’s leverage ratio.

Currency Risks

We own significant operations in Canada, France and the United Kingdom. To the extent that sales are transacted in a foreign currency, we are subject to foreign currency fluctuation risk. Furthermore, we have assets denominated in foreign currencies that are not offset by liabilities in such foreign currencies. At October 31, 2008, we had the following monetary assets subject to foreign currency fluctuation risk: Cash denominated in U.K. pounds; U.S. dollar-denominated backlog with customers whose functional currency is other than the U.S. dollar; U.S. dollar-denominated accounts receivable and payable; and certain forward contracts, which are not accounted for as a cash flow hedge. The foreign exchange rate for the dollar relative to the euro increased to .785 at October 31, 2008, from .695 at October 26, 2007; the dollar relative to the U.K. pound increased to .621 from .487; and the dollar relative to the Canadian dollar increased to 1.21 from ..962. During fiscal 2008 we recorded $5.1 million in foreign currency transaction gains and $1.6 million in foreign currency transaction losses in fiscal 2007. Foreign currency transaction gains or losses were not material in fiscal 2006. Including cash proceeds denominated in U.K. pounds from the sale of Muirhead/Traxsys on November 3, 2008, a 5% increase or decrease in the euro, Canadian dollar and U.K. pound relative to the U.S. dollar from October 31, 2008, would result in an unrealized gain or loss of approximately $2.2 million on our monetary assets.

Our policy is to hedge a portion of our forecasted transactions using forward exchange contracts with maturities up to fifteen months. The Company does not enter into any forward contracts for trading purposes. At October 31, 2008 and October 26, 2007, the notional value of foreign currency forward contracts was $313.4 million and $72.9 million, respectively. The fair value of these contracts was a $24.1 million liability and a $2.9 million asset at October 31, 2008 and October 26, 2007, respectively. If the U.S. dollar increased or decreased by a hypothetical 5%, the effect on the fair value of the foreign currency contracts would be $14.1 million.

The following tables provide information about our derivative financial instruments, including foreign currency forward exchange agreements and certain firmly committed sales transactions denominated in currencies other than the functional currency at October 31, 2008 and October 26, 2007. The information about certain firmly committed sales contracts and derivative financial instruments is in U.S. dollar equivalents. For forward foreign currency exchange agreements, the following tables present the notional amounts at the current exchange rate and weighted-average contractual foreign currency exchange rates by contractual maturity dates.

Firmly Committed Sales Contracts

Operations with Foreign Functional Currency

At October 31, 2008

Principal Amount by Expected Maturity

In Thousands	Firmly Committed Sales Contracts in United States Dollar
Fiscal Years	Canadian Dollar	Euro	U.K. Pound

2009	$ 179,233	$ 64,749	$ 35,036
2010	61,688	7,759	5,628
2011	51,349	126	—
2012	8,083	—	108
2013	23,729	—	464
Total	$ 324,082	$ 72,634	$ 41,236

Derivative Contracts

Operations with Foreign Functional Currency

At October 31, 2008

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) (1)

Related Forward Contracts to Sell U.S. Dollar for Euro

Dollars in Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2009	$40,855	1.4545
2010	3,760	1.4044
Total	$44,615

Fair Value at 10/31/2008	$(5,324)

[1]	The Company has no derivative contracts maturing after fiscal 2010.

Derivative Contracts

Operations with Foreign Functional Currency

At October 31, 2008

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) (1)

Related Forward Contracts to Sell U.S. Dollar for U.K. Pound

Dollars in Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2009	$43,321	1.8763
2010	11,990	1.7363
Total	$55,311

Fair Value at 10/31/2008	$(6,630)

[1]	The Company has no derivative contracts maturing after fiscal 2010.

Derivative Contracts

Operations with Foreign Functional Currency

At October 31, 2008

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) (1)

Related Forward Contracts to Sell U.S. Dollar for Canadian Dollar

Dollars in Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2009		$122,546.9045
2010		90,889.8589
Total		$213,435

Fair Value at 10/31/2008	$(12,117)

[1]	The Company has no derivative contracts maturing after fiscal 2010.

Firmly Committed Sales Contracts

Operations with Foreign Functional Currency

At October 26, 2007

Principal Amount by Expected Maturity

In Thousands	Firmly Committed Sales Contracts in United States Dollar
Fiscal Years	Canadian Dollar	Euro	U.K. Pound

2008	$101,632	$56,704	$55,867
2009	15,082	7,553	5,838
2010	3,228	194	77
2011	18,420	—	54
2012	37,011	—	7

Total	$175,373	$64,451	$61,843

Derivative Contracts

Operations with Foreign Functional Currency

At October 26, 2007

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) (1)

Related Forward Contracts to Sell U.S. Dollar for Euro

Dollars in Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2008	$32,780	1.349
2009	5,290	1.414

Total	$38,070

Fair Value at 10/26/2007	$2,210

[1]	The Company has no derivative contracts maturing after fiscal 2009.

Derivative Contracts

Operations with Foreign Functional Currency

At October 26, 2007

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) (1)

Related Forward Contracts to Sell U.S. Dollar for U.K. Pound

Dollars in Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2008	$28,295	1.980
2009	6,555	2.011
Total	$34,850

Fair Value at 10/26/2007	$716

[1]	The Company has no derivative contracts maturing after fiscal 2009.

As more fully described under Note 10 of the Consolidated Financial Statements under Item 8 of this report, on February 10, 2006, we borrowed U.K. £57.0 million, or approximately $100.0 million, under our term loan facility. We designated the U.K. £57.0 million loan as a hedge of the investment in a certain U.K. business unit. We have repaid £35.3 million of the loan. The foreign currency gain or loss that is effective as a hedge is reported as a component of Other Comprehensive Income in shareholders’ equity. A 10% increase or decrease in the U.K. pound would increase or decrease Other Comprehensive Income by $3.0 million, net of tax.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from estimates under different assumptions or conditions. These estimates and assumptions are affected by our application of accounting policies. Our critical accounting policies include revenue recognition, accounting for the allowance for doubtful accounts receivable, accounting for inventories at the lower of cost or market, accounting for goodwill and intangible assets in business combinations, impairment of goodwill and intangible assets, accounting for legal contingencies, accounting for pension benefits, and accounting for income taxes.

Revenue Recognition

We recognize revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an agreement, delivery has occurred or services have been rendered, the price is determinable, and the collectibility is reasonably assured. We recognize product revenues at the point of shipment or delivery in accordance with the terms of sale. Sales are net of returns and allowances. Returns and allowances are not significant because products are manufactured to customer specification and are covered by the terms of the product warranty.

Revenues and profits on fixed-price contracts with significant engineering as well as production requirements are recorded based on the achievement of contractual milestones and the ratio of total actual incurred costs to date to total estimated costs for each contract (cost-to-cost method) in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We review cost performance and estimates to complete on our ongoing contracts at least quarterly. The impact of revisions of profit estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period they become evident. Amounts representing contract change orders are included in revenue only when they can be reliably estimated and realization is probable, and are determined on a percentage-of-completion basis measured by the cost-to-cost method. Claims are included in revenue only when they are probable of collection.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts for losses expected to be incurred on accounts receivable balances. Judgment is required in estimation of the allowance and is based upon specific identification, collection history and creditworthiness of the debtor.

Inventories

We account for inventories on a first-in, first-out or average cost method of accounting at the lower of its cost or market. The determination of market requires judgment in estimating future demand, selling prices and cost of disposal. Judgment is required when determining inventory reserves. These reserves are provided when inventory is considered to be excess or obsolete based upon an analysis of actual on-hand quantities on a part level basis to forecasted product demand and historical usage. Inventory reserves are released based upon adjustments to forecasted demand.

Goodwill and Intangible Assets in Business Combinations

We account for business combinations, goodwill and intangible assets in accordance with Financial Accounting Standards No. 141, “Business Combinations,” (Statement No. 141) and Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (Statement No. 142). Statement No. 141 specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.

Impairment of Goodwill and Intangible Assets

Statement No. 142 requires goodwill and indefinite-lived intangible assets to be tested for impairment at least annually. We are also required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors.

The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows.

Statement No. 142 outlines a two-step process for testing goodwill for impairment. The first step (Step One) of the goodwill impairment test involves estimating the fair value of a reporting unit. Statement No. 142 defines fair value (Fair Value) as “the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced liquidation sale.” A reporting unit is generally defined at the operating segment level or at the component level one level below the operating segment, if said component constitutes a business. The Fair Value of a reporting unit is then compared to its carrying value, which is defined as the book basis of total assets less total liabilities. In the event a reporting unit’s carrying value exceeds its estimated Fair Value, evidence of potential impairment exists. In such a case, the second step (Step Two) of the impairment test is required, which involves allocating the Fair Value of the reporting unit to all of the assets and liabilities of that unit, with the excess of Fair Value over allocated net assets representing the Fair Value of goodwill. An impairment loss is measured as the amount by which the carrying value of the reporting unit’s goodwill exceeds the estimated Fair Value of goodwill.

As we have grown through acquisitions, we have accumulated $576.9 million of goodwill and $50.1 million of indefinite-lived intangible assets out of total assets of $1.9 billion at October 31, 2008. The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We performed our impairment review for fiscal 2008 as of August 1, 2008, and our Step One analysis indicates that no impairment of goodwill or other indefinite-lived assets exists at any of our reporting units. Our CMC reporting unit’s margin in passing the Step One analysis was not as large as our other reporting units. CMC’s operating performance has been impacted by the effect of the weakening U.S. dollar relative to the Canadian dollar for most of the period we have owned the business. In addition, operating results have been impacted by higher than expected costs related to certain long-term development contracts, including the T-6B. During the fourth quarter of fiscal 2008, the U.S. dollar has strengthened against the Canadian dollar and if this relationship continues, CMC’s results of operations will be favorably impacted. We expect that the T-6B development will be successful and that CMC’s operations will continue to improve due to recent contract wins, operational productivity improvements and a continued stronger U.S. dollar relative to the Canadian dollar. It is possible, however, that as a result of events or circumstances, we could conclude at a later date that goodwill of $203.3 million at CMC may be considered impaired. We also may be required to record an earnings charge or incur unanticipated expenses if, due to a change in strategy or other reason, we determined the value of other assets has been impaired. These other assets include net deferred income tax assets of $9.4 million, trade names of $22.6 million and intangible assets of $72.1 million.

Impairment of Long-lived Assets

We account for the impairment of long-lived assets to be held and used in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (Statement No. 144). Statement No. 144 requires that a long-lived asset to be disposed of be reported at the lower of its carrying amount or fair value less cost to sell. An asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows. As we have grown through acquisitions, we have accumulated $290.4 million of definite-lived intangible assets. The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

Contingencies

We are party to various lawsuits and claims, both as plaintiff and defendant, and have contingent liabilities arising from the conduct of business. We are covered by insurance for general liability, product liability, workers’ compensation and certain environmental exposures, subject to certain deductible limits. We are self-insured for amounts less than our deductible and where no insurance is available. Financial Accounting Standards No. 5, “Accounting for Contingencies,” requires that an estimated loss from a contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

Pension and Other Post-Retirement Benefits

We account for employee pension and post-retirement benefit costs in accordance with the applicable statements issued by the Financial Accounting Standards Board. In accordance with these statements, we select appropriate assumptions including discount rate, rate of increase in future compensation levels and assumed long-term rate of return on plan assets and expected annual increases in costs of medical and other health care benefits in regard to our post-retirement benefit obligations. Our assumptions are based upon historical results, the current economic environment and reasonable expectations of future events. Actual results which vary from our assumptions are accumulated and amortized over future periods and, accordingly, are recognized in expense in these periods. Significant differences between our assumptions and actual experience or significant changes in assumptions could impact the pension costs and the pension obligation.

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and account for reserves for income taxes in accordance with FIN 48. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position and results of operations.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 162, “The Hierarchy of Generally Accepted Accounting Principles (GAAP),” (Statement No. 162). The purpose of the new standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. The new standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of Statement No. 162 is not expected to have a material effect on the Company’s financial statements.

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

The Company is currently evaluating the impact of Statement No. 141(R) and Statement No. 160 on our financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (Statement No. 157). Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Statement No. 157 indicates, among other things, that a fair value measurement assumes the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Statement No. 157 is effective for the Company’s year ending October 29, 2010, for all non-financial assets and liabilities. For those items that are recognized or disclosed at fair value in the financial statements, the effective date is October 30, 2009. The Company is currently evaluating the impact of Statement No. 157 on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We hereby incorporate by reference the information set forth under the section “Disclosures About Market Risk” under Item 7.

Item 8. Financial Statements and Supplementary Data

Consolidated Statement of Operations

In Thousands, Except Per Share Amounts

For Each of the Three Fiscal Years in the Period Ended October 31, 2008	2008	2007	2006

Net Sales	$1,483,172	$1,207,033	$920,447
Cost of Sales	992,853	833,973	633,427

	490,319	373,060	287,020
Expenses
Selling, general and administrative	239,282	199,826	152,068
Research, development and engineering	86,798	66,891	49,077

Total Expenses	326,080	266,717	201,145
Other
Other (income) expense	86	24	(490)
Insurance recovery	—	(37,467)	(4,890)

Total Other	86	(37,443)	(5,380)

Operating Earnings From
Continuing Operations	164,153	143,786	91,255

Interest income	(4,374)	(3,093)	(2,575)
Interest expense	29,922	35,299	21,288
Gain on derivative financial instrument	(1,850)	—	—
Loss on extinguishment of debt	—	1,100	2,156

Other Expense, Net	23,698	33,306	20,869

Income From Continuing Operations
Before Income Taxes	140,455	110,480	70,386
Income Tax Expense	26,563	22,565	15,910

Income From Continuing Operations
Before Minority Interest	113,892	87,915	54,476

Minority Interest	(383)	(153)	(865)

Income From Continuing Operations	113,509	87,762	53,611

Income From Discontinued
Operations, Net of Tax	7,024	4,522	2,004

Net Earnings	$120,533	$92,284	$55,615

Consolidated Statement of Operations

In Thousands, Except Per Share Amounts

For Each of the Three Fiscal Years in the Period Ended October 31, 2008	2008	2007	2006

Earnings Per Share – Basic:
Continuing operations	$3.85	$3.40	$2.11
Discontinued operations	0.23	0.17	0.08

Earnings Per Share – Basic	$4.08	$3.57	$2.19

Earnings Per Share – Diluted:
Continuing operations	$3.80	$3.34	$2.08
Discontinued operations	0.23	0.18	0.07

Earnings Per Share – Diluted	$4.03	$3.52	$2.15

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

In Thousands, Except Share and Per Share Amounts

As of October 31, 2008 and October 26, 2007	2008	2007

Assets

Current Assets
Cash and cash equivalents	$160,645	$147,069
Accounts receivable, net of allowances of $5,191 and $5,378	297,506	262,087
Inventories	261,973	258,176
Income tax refundable	5,567	11,580
Deferred income tax benefits	37,702	36,977
Prepaid expenses	13,040	13,256
Other current assets	897	—
Total Current Assets	777,330	729,145

Property, Plant and Equipment
Land	22,340	23,986
Buildings	123,542	127,018
Machinery and equipment	284,942	267,784
	430,824	418,788
Accumulated depreciation	226,362	201,367
	204,462	217,421

Other Non-Current Assets
Goodwill	576,861	656,865
Intangibles, net	290,440	365,317
Debt issuance costs, net of accumulated amortization of $6,132 and $4,618	7,587	9,192
Deferred income tax benefits	55,821	33,276
Other assets	9,601	27,843
Total Assets	$1,922,102	$2,039,059

See Notes to Consolidated Financial Statements.

As of October 31, 2008 and October 26, 2007	2008	2007

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$89,807	$90,257
Accrued liabilities	210,422	187,596
Credit facilities	5,171	8,634
Current maturities of long-term debt	8,388	12,166
Deferred income tax liabilities	2,889	1,573
Federal and foreign income taxes	4,442	11,247

Total Current Liabilities	321,119	311,473

Long-Term Liabilities
Long-term debt, net of current maturities	388,248	455,002
Deferred income taxes	97,830	110,938
Pension and post-retirement obligations	85,767	36,852

Commitments and Contingencies

Minority Interest	2,797	2,968

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 29,636,481 and 29,364,269 shares	5,927	5,873
Additional paid-in capital	493,972	475,816
Retained earnings	613,063	493,269
Accumulated other comprehensive income (loss)	(86,621)	146,868

Total Shareholders’ Equity	1,026,341	1,121,826

Total Liabilities and Shareholders’ Equity	$1,922,102	$2,039,059

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows

In Thousands

For Each of the Three Fiscal Years in the Period Ended October 31, 2008	2008	2007	2006

Cash Flows Provided (Used) by Operating Activities
Net earnings	$120,533	$92,284	$55,615
Minority interest	383	153	865
Depreciation and amortization	66,299	55,820	42,833
Deferred income tax	(22,906)	(15,432)	(1,623)
Share-based compensation	8,711	6,902	5,430
Gain on sale of short-term investments	—	—	(610)
Working capital changes, net of effect of acquisitions
Accounts receivable	(54,602)	(8,021)	(16,511)
Inventories	(28,424)	(12,072)	(39,241)
Prepaid expenses	(1,624)	(929)	(1,305)
Other current assets	(1,058)	—	—
Accounts payable	12,784	7,520	8,106
Accrued liabilities	18,724	(3,434)	(646)
Federal and foreign income taxes	(3,362)	4,713	(12,530)
Other liabilities	(151)	(3,874)	(1,677)
Other, net	3,586	(1,906)	(2,030)

	118,893	121,724	36,676

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(40,665)	(30,467)	(27,053)
Proceeds from sale of capital assets	1,101	3,075	1,156
Proceeds from sale of short-term investments	—	—	63,266
Acquisitions of businesses, net of cash acquired	9,425	(354,948)	(190,344)

	(30,139)	(382,340)	(152,975)

For Each of the Three Fiscal Years in the Period Ended October 31, 2008	2008	2007	2006

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	7,516	9,742	4,038
Excess tax benefits from stock option exercise	1,983	2,728	545
Proceeds provided by sale of common stock	—	187,145	—
Net change in credit facilities	(2,191)	144	5,905
Repayment of long-term debt	(70,032)	(105,673)	(71,372)
Proceeds from issuance of long-term debt	—	275,000	100,000
Dividends paid to minority interest	(554)	(763)	—
Debt and other issuance costs	—	(6,409)	—

	(63,278)	361,914	39,116

Effect of foreign exchange rates on cash	(11,900)	3,133	1,517

Net increase (decrease) in cash and cash equivalents	13,576	104,431	(75,666)
Cash and cash equivalents – beginning of year	147,069	42,638	118,304

Cash and cash equivalents – end of year	$160,645	$147,069	$42,638

Supplemental Cash Flow Information
Cash paid for interest	$29,119	$32,091	$21,548
Cash paid for taxes	47,359	28,140	23,710

See Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders’

Equity and Comprehensive Income (Loss)

In Thousands, Except Per Share Amounts

For Each of the Three Fiscal Years in the Period Ended October 31, 2008	2008	2007	2006

Common Stock, Par Value $.20 Per Share
Beginning of year	$5,873	$5,098	$5,064
Shares issued under stock option plans	54	85	34
Shares issued under equity offering	—	690	—

End of year	5,927	5,873	5,098

Additional Paid-in Capital
Beginning of year	475,816	270,074	260,095
Shares issued under stock option plans	9,445	12,385	4,549
Shares issued under equity offering	—	186,455	—
Share-based compensation expense	8,711	6,902	5,430

End of year	493,972	475,816	270,074

Retained Earnings
Beginning of year	493,269	400,985	345,370
Net earnings	120,533	92,284	55,615
Cumulative effect of adoption of FIN 48	(739)	—	—

End of year	613,063	493,269	400,985

Accumulated Other Comprehensive Income (Loss)
Beginning of year	146,868	31,832	10,335
Adjustment for adoption of FAS 158, net of tax expense of $334	—	1,172	—
Change in fair value of derivative financial instruments, net of tax (expense) benefit of $7,881, $(860), and $(574)	(15,607)	1,501	2,089
Adjustment for minimum pension liability, net of tax (expense) benefit of $17,491, $(461) and $1,362	(33,635)	938	(2,346)
Foreign currency translation adjustment	(184,247)	111,425	21,754

End of year	(86,621)	146,868	31,832

Total Shareholders’ Equity	$1,026,341	$1,121,826	$707,989

Consolidated Statement of Shareholders’

Equity and Comprehensive Income (Loss)

In Thousands, Except Per Share Amounts

For Each of the Three Fiscal Years
in the Period Ended October 31, 2008	2008	2007	2006

Comprehensive Income (Loss)
Net earnings	$120,533	$92,284	$55,615
Change in fair value of derivative financial instruments, net of tax	(15,607)	1,501	2,089
Adjustment for minimum pension liability, net of tax	(33,635)	938	(2,346)
Foreign currency translation adjustment	(184,247)	111,425	21,754

Comprehensive Income (Loss)	$(112,956)	$206,148	$77,112

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

NOTE 1: Accounting Policies

Nature of Operations

Esterline Technologies Corporation (the Company) designs, manufactures and markets highly engineered products. The Company serves the aerospace and defense industry, primarily in the United States and Europe. The Company also serves the industrial/commercial and medical markets.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated. Classifications have been changed for certain amounts in prior periods to conform with the current year’s presentation. The Company’s fiscal year ends on the last Friday of October. The fiscal year ended October 31, 2008 contained 53 weeks, while the prior-year period contained 52 weeks.

Management Estimates

To prepare financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Risks

The Company’s products are principally focused on the aerospace and defense industry, which includes military and commercial aircraft original equipment manufacturers and their suppliers, commercial airlines, and the United States and foreign governments. Accordingly, the Company’s current and future financial performance is dependent on the economic condition of the aerospace and defense industry. The commercial aerospace market has historically been subject to cyclical downturns during periods of weak economic conditions or material changes arising from domestic or international events. Management believes that the Company’s sales are fairly well balanced across its customer base, which includes not only aerospace and defense customers but also medical and industrial commercial customers. However, material changes in the economic conditions of the aerospace industry could have a material effect on the Company’s results of operations, financial position or cash flows.

Revenue Recognition

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an agreement, delivery has occurred or services have been rendered, the price is determinable, and the collectibility is reasonably assured. The Company recognizes product revenues at the point of shipment or delivery in accordance with the terms of sale. Sales are net of returns and allowances. Returns and allowances are not significant because products are manufactured to customer specification and are covered by the terms of the product warranty.

Revenues and profits on fixed-price contracts with significant engineering as well as production requirements are recorded based on the achievement of contractual milestones and the ratio of total actual incurred costs to date to total estimated costs for each contract (cost-to-cost method) in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Types of milestones include design review and prototype completion. The Company reviews cost performance and estimates to complete on its ongoing contracts at least quarterly. The impact of revisions of profit estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period they become evident. Amounts representing contract change orders are included in revenue only when they can be reliably estimated and realization is probable, and are determined on a percentage-of-completion basis measured by the cost-to-cost method. Claims are included in revenue only when they are probable of collection.

Research and Development

Expenditures for internally-funded research and development are expensed as incurred. Customer-funded research and development projects performed under contracts are accounted for as work in process as work is performed and recognized as cost of sales and sales when contract milestones are achieved. Research and development expenditures are net of government assistance and tax subsidies, which are not contingent upon paying income tax.

Financial Instruments

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, foreign currency forward contracts, and interest rate swap agreements. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair market value of the Company’s long-term debt and short-term borrowings was estimated at $393.0 million and $469.5 million at fiscal year end 2008 and 2007, respectively. These estimates were derived using discounted cash flows with interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

Foreign Currency Exchange Risk Management

The Company is subject to risks associated with fluctuations in foreign currency exchange rates from the sale of products in currencies other than its functional currency. Furthermore, the Company has assets denominated in foreign currencies that are not offset by liabilities in such foreign currencies. We own significant operations in Canada, France, Germany and the United Kingdom and, accordingly, we may experience gains or losses due to foreign exchange fluctuations.

The Company’s policy is to hedge a portion of its forecasted transactions using forward exchange contracts, with maturities up to fifteen months. These forward contracts have been designated as cash flow hedges. The portion of the net gain or loss on a derivative instrument that is effective as a hedge is reported as a component of other comprehensive income in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The amount of hedge ineffectiveness has not been material in any of the three fiscal years in the period ended October 31, 2008. At October 31, 2008 and October 26, 2007, the notional value of foreign currency forward contracts accounted for as a cash flow hedge was $273.0 million and $54.2 million, respectively. The fair value of these contracts was a $19.3 million liability and a $2.6 million asset at October 31, 2008 and October 26, 2007, respectively. The Company does not enter into any forward contracts for trading purposes.

In February 2006, the Company entered into a term loan for U.K. £57.0 million. The Company designated the term loan as a hedge of the investment in a certain U.K. business unit. The foreign currency gain or loss that is effective as a hedge is reported as a component of other comprehensive income in shareholders’ equity. The amount of foreign currency translation included in Other Comprehensive Income was a gain of $6.1 million and a loss of $5.6 million net of taxes at October 31, 2008 and October 26, 2007, respectively. To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings. There was no ineffectiveness in 2008.

Interest Rate Risk Management

Depending on the interest rate environment, the Company may enter into interest rate swap agreements to convert the fixed interest rates on notes payable to variable interest rates or terminate any swap agreements in place. These interest rate swap agreements have been designated as fair value hedges. Accordingly, gain or loss on swap agreements as well as the offsetting loss or gain on the hedged portion of notes payable are recognized in interest expense during the period of the change in fair values. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement. In September 2003, the Company entered into an interest rate swap agreement on $75.0 million of its Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed interest rate for a variable interest rate on $75.0 million of the $175.0 million principal amount outstanding. The fair market value of the Company’s interest rate swap was an asset of $1.6 million and $0.3 million at October 31, 2008 and October 26, 2007, respectively.

Depending on the interest rate environment, the Company may enter into interest rate swap agreements to convert the variable interest rates on notes payable to fixed interest rates. These swap agreements are accounted for as cash flow hedges and the fair market value of the hedge instrument is included in Other Comprehensive Income. In February 2006, the Company entered into an interest rate swap agreement on the full principal amount of its U.K. £57.0 million term loan facility. The swap agreement exchanged the variable interest rate for a fixed interest rate of 4.75% plus an additional margin amount determined by reference to the Company’s leverage ratio. The fair value of the interest rate swap was an asset of $2.1 million at October 26, 2007. The swap was terminated in 2007 for a gain of $1.9 million.

The fair market value of the interest rate swaps was estimated by discounting expected cash flows using quoted market interest rates.

Foreign Currency Translation

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on year end exchange rates. Revenue and expense accounts are translated at average exchange rates. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in shareholders’ equity as a component of comprehensive income. Accumulated gain or (loss) on foreign currency translation adjustment was $(39.2) million, $145.1 million and $33.7 million as of the fiscal years ended October 31, 2008, October 26, 2007 and October 27, 2006, respectively.

Foreign Currency Transaction Gains and Losses

Foreign currency transaction gains and losses are included in results of operations. These foreign currency transactions resulted in a $5.1 million gain in fiscal 2008 and a $1.6 million loss in fiscal 2007. Foreign currency transaction gains and losses were not material in fiscal 2006.

Including cash proceeds denominated in U.K. pounds from the sale of Muirhead/Traxsys on November 3, 2008, a 5% increase or decrease in the exchange rate for the euro, U.K. pound and Canadian dollar relative to the U.S. dollar from October 31, 2008, would result in an unrealized gain or loss of approximately $2.2 million on our monetary assets.

Cash Equivalents and Cash in Escrow

Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. Fair value of cash equivalents approximates carrying value. Cash in escrow represents amounts held in escrow pending finalization of a purchase transaction. Cash equivalents included $10.0 million in cash under a letter of credit facility at October 31, 2008 and October 26, 2007.

Accounts Receivable

Accounts receivable are recorded at the net invoice price for sales billed to customers. Accounts receivable are considered past due when outstanding more than normal trade terms allow. An allowance for doubtful accounts is established when losses are expected to be incurred. Accounts receivable are written off to the allowance for doubtful accounts when the balance is considered to be uncollectible.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) or average cost method. Inventory cost includes material, labor and factory overhead. The Company defers pre-production engineering costs as work-in-process inventory in connection with long-term supply arrangements that include contractual guarantees for reimbursement from the customer. Inventory reserves are provided when inventory is considered to be excess or obsolete based upon an analysis of actual on-hand quantities on a part level basis to forecasted product demand and historical usage. Inventory reserves are released based upon adjustments to forecasted demand.

Property, Plant and Equipment, and Depreciation

Property, plant and equipment is carried at cost and includes expenditures for major improvements. Depreciation is generally provided on the straight-line method based upon estimated useful lives ranging from 15 to 30 years for buildings, and 3 to 10 years for machinery and equipment. Depreciation expense was $41,095,000, $34,273,000 and $26,757,000 for fiscal years 2008, 2007 and 2006, respectively. The fair value of liabilities related to the retirement of property is recorded when there is a legal or contractual obligation to incur asset retirement costs and the costs can be estimated. The Company records the asset retirement cost by increasing the carrying cost of the underlying property by the amount of the asset retirement obligation. The asset retirement cost is depreciated over the estimated useful life of the underlying property.

Debt Issuance Costs

Costs incurred to issue debt are deferred and amortized as interest expense over the term of the related debt using a method that approximates the effective interest method.

Long-lived Assets

The carrying amount of long-lived assets is reviewed periodically for impairment. An asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows.

Goodwill and Intangibles

Goodwill is not amortized under Statement No. 142, but is tested for impairment at least annually. A reporting unit is generally defined at the operating segment level or at the component level one level below the operating segment, if said component constitutes a business. Goodwill and intangible assets are allocated to reporting units based upon the purchase price of the acquired unit, the valuation of acquired tangible and intangible assets, and liabilities assumed. When a reporting unit’s carrying value exceeds its estimated fair value, an impairment test is required. This test involves allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, with the excess of fair value over allocated net assets representing the fair value of goodwill. An impairment loss is measured as the amount by which the carrying value of goodwill exceeds the estimated fair value of goodwill.

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from 2 to 20 years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists.

Indefinite-lived intangible assets (other than goodwill) are tested annually for impairment or more frequently on an interim basis if circumstances require. This test is comparable to the impairment test for goodwill described above.

Environmental

Environmental exposures are provided for at the time they are known to exist or are considered probable and reasonably estimable. No provision has been recorded for environmental remediation costs which could result from changes in laws or other circumstances currently not contemplated by the Company. Costs provided for future expenditures on environmental remediation are not discounted to present value.

Pension Plan and Post-Retirement Benefit Plan Obligations

The Company accounts for the obligations of its employee pension benefit costs and post-retirement benefits in accordance with the applicable statements issued by the Financial Accounting Standards Board. In accordance with these statements, management selects appropriate assumptions including discount rate, rate of increase in future compensation levels and assumed long-term rate of return on plan assets and expected annual increases in costs of medical and other health care benefits in regard to the Company’s post-retirement benefit obligations. These assumptions are based upon historical results, the current economic environment and reasonable expectations of future events. Actual results which vary from assumptions are accumulated and amortized over future periods and, accordingly, are recognized in expense in these periods. Significant differences between our assumptions and actual experience or significant changes in assumptions could impact the pension costs and the pension obligation.

Share-Based Compensation

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

Product Warranties

Estimated product warranty expenses are recorded when the covered products are shipped to customers and recognized as revenue. Product warranty expense is estimated based upon the terms of the warranty program.

Income Taxes

Income taxes are accounted for in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and reserves for income taxes are accounted for in accordance with FIN 48. The objective of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year. Diluted earnings per share also includes the dilutive effect of stock options. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 499,850, 96,048, and 356,349 for fiscal 2008, 2007 and 2006, respectively. The weighted average number of shares outstanding used to compute basic earnings per share was 29,507,000, 25,824,000, and 25,413,000 for fiscal years 2008, 2007 and 2006, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 29,908,000, 26,252,000, and 25,818,000 for fiscal years 2008, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 162, “The Hierarchy of Generally Accepted Accounting Principles (GAAP),” (Statement No. 162). The purpose of the new standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. The new standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of Statement No. 162 is not expected to have a material effect on the Company’s financial statements.

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

NOTE 2: Recovery of Insurance Claims

On June 26, 2006, an explosion occurred at the Company’s Wallop facility, which resulted in one fatality and several minor injuries. The incident destroyed an oven complex for the production of advanced flares and significantly damaged a portion of the facility. The advanced flare facility has been closed due to the requirements of the Health and Safety Executive (HSE) to review the cause of the accident, but normal operations are continuing at unaffected portions of the facility. The HSE investigation will not be completed until the Coroner’s Inquest is filed. Although it is not possible to determine the results of the HSE investigation or how the Coroner will rule, management does not expect to be found in breach of the Health and Safety at Work Act related to the accident and, accordingly, no amounts have been recorded for any potential fines that may be assessed by the HSE. The construction of the new flare facility is expected to be completed and in full production, following customary start-up and commissioning activities, late in fiscal 2009.

The operation was insured under a property, casualty and business interruption insurance policy and in June 2007, the Company settled its insurance claim for U.K. £24.0 million, including payments already received. In fiscal 2007, insurance recoveries totaled $37.5 million, net of the write-off of the damaged facility. The Company recorded business interruption insurance recoveries of $4.9 million for losses incurred in fiscal 2006.

NOTE 3: Discontinued Operations

In the fourth quarter of fiscal 2008, the Company’s Board of Directors approved the sale of the Company’s U.K.-based Muirhead Aerospace and Traxsys Input Products Limited businesses which were included in the Sensors & Systems segment. As a result, the consolidated financial statements present Muirhead Aerospace and Traxsys Input Products Limited as a discontinued operation.

Subsequent to October 31, 2008, the Company sold Muirhead Aerospace and Traxsys Input Products Limited for approximately U.K. £40.0 million or $64.4 million resulting in a gain of approximately $15.8 million, net of taxes of $11.4 million, which will be recorded in the first quarter of fiscal year 2009.

Sales of the discontinued operations were $64.2 million, $59.5 million, and $51.8 million in fiscal year 2008, 2007 and 2006, respectively. The operating results of the discontinued segment for fiscal year 2008, 2007 and 2006 consisted of the following:

In Thousands	2008	2007	2006

Income before taxes	$8,906	$4,477	$2,810
Tax expense (benefit)	1,882	(45)	806

Income from discontinued operations	$7,024	$4,522	$2,004

Net assets related to discontinued operations at October 31, 2008, were $33.7 million and consisted of the following:

In Thousands

Cash and cash equivalent	$421
Accounts receivable, net of allowances	8,917
Inventories	9,779
Deferred income tax benefits	69
Prepaid expenses	998
Property, plant and equipment, net	4,357
Goodwill	17,029

Total assets	41,570

Accounts payable	2,522
Accrued liabilities	4,203
Federal and foreign income taxes	627
Deferred income taxes	529

Total liabilities	7,881

Net assets	$33,689

NOTE 4: Inventories

Inventories, net of reserves, at the end of fiscal 2008 and 2007 consisted of the following:

In Thousands	2008	2007

Raw materials and purchased parts	$110,984	$111,998
Work in process	89,936	83,870
Inventory costs under long-term contracts	15,650	15,233
Finished goods	45,403	47,075

	$261,973	$258,176

Inventory Reserve Rollforward:

In Thousands	2008	2007

Beginning balance	$31,888	$18,175
Reserves related to acquisitions	—	9,768
Accruals	6,918	5,711
Write-offs	(3,805)	(4,119)
Release of reserves on shipments	(566)	(631)
Release of other reserves	(503)	—
Currency translation adjustment	(4,226)	2,984

	$29,706	$31,888

NOTE 5: Goodwill

The following table summarizes the changes in goodwill by segment for fiscal 2008 and 2007:

In Thousands	Avionics & Controls	Sensors & Systems	Advanced Materials	Total

Balance, October 27, 2006	$98,087	$87,898	$180,170	$366,155
Goodwill from acquisitions	209,982	—	11,965	221,947
Goodwill adjustments	—	6,860	(678)	6,182
Foreign currency translation adjustment	48,769	5,744	8,068	62,581

Balance, October 26, 2007	356,838	100,502	199,525	656,865
Goodwill from acquisitions	219	—	—	219
Goodwill adjustments	(6,302)	20,016	(669)	13,045
Foreign currency translation adjustment	(53,741)	(14,567)	(24,960)	(93,268)

Balance, October 31, 2008	$297,014	$105,951	$173,896	$576,861

NOTE 6: Intangible Assets

Intangible assets at the end of fiscal 2008 and 2007 were as follows:

		2008		2007
In Thousands	Weighted Average Years Useful Life	Gross Carrying Amount	Accum. Amort.	Gross Carrying Amount	Accum. Amort.

Amortized Intangible Assets
Programs	17	$268,667	$60,018	$317,940	$50,205
Core technology	16	8,896	3,710	8,988	2,472
Patents and other	15	49,507	22,986	60,391	26,955

Total		$327,070	$86,714	$387,319	$79,632

Indefinite-lived Intangible Assets
Trademark		$50,084		$57,630

Amortization of intangible assets was $23,689,000, $20,133,000 and $14,899,000 in fiscal years 2008, 2007 and 2006, respectively.

Estimated amortization expense related to intangible assets for each of the next five fiscal years is as follows:

In Thousands

Fiscal Year

2009	$19,167
2010	18,596
2011	18,290
2012	18,074
2013	17,682

NOTE 7: Accrued Liabilities

Accrued liabilities at the end of fiscal 2008 and 2007 consisted of the following:

In Thousands	2008	2007

Payroll and other compensation	$76,725	$77,523
Commissions	3,346	3,177
Casualty and medical	13,194	12,573
Interest	6,720	7,496
Warranties	10,597	15,668
State and other tax accruals	5,455	27,734
Customer deposits	25,061	12,687
Deferred revenue	13,968	1,723
Contract reserves	6,618	7,797
Forward foreign exchange contracts	22,482	—
Unclaimed property – non-U.S.	9,755	—
Environmental reserves	2,539	2,539
Other	13,962	18,679

	$210,422	$187,596

Accrued liabilities are recorded to reflect the Company’s contractual obligations relating to warranty commitments to customers. Warranty coverage of various lengths and terms is provided to customers depending on standard offerings and negotiated contractual agreements. An estimate for warranty expense is recorded at the time of sale based on the length of the warranty and historical warranty return rates and repair costs.

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

In Thousands	2008	2007

Balance, beginning of year	$15,668	$5,414
Warranty costs incurred	(5,171)	(3,378)
Product warranty accrual	7,191	5,790
Acquisitions	—	7,402
Release of reserves	(1,892)	(1,560)
Reclass of reserves (1)	(3,124)	—
Foreign currency translation adjustment	(2,075)	2,000

Balance, end of year	$10,597	$15,668

(1)	Reclass of reserve to goodwill upon completion of the acquisition accounting related to CMC Electronics.

NOTE 8: Retirement Benefits

Approximately 45% of U.S. employees have a defined benefit earned under the Esterline pension plan or the Leach pension plan. The Leach pension plan was frozen as of December 31, 2003, and was merged into the Esterline plan on March 31, 2008.

Under the Esterline plan, pension benefits are based on years of service and five-year average compensation or under a cash balance formula, with annual pay credits ranging from 2% to 6% of salary. Esterline amended its defined benefit plan to add the cash balance formula effective January 1, 2003. Participants elected either to continue earning benefits under the current plan formula or to earn benefits under the cash balance formula. Effective January 1, 2003, all new participants are enrolled in the cash balance formula. Esterline also has an unfunded supplemental retirement plan for key executives providing for periodic payments upon retirement.

Under the Leach pension plan, benefits are based on an employee’s years of service and the highest five consecutive years’ compensation during the last ten years of employment. Leach’s non-U.S. subsidiaries have retirement plans covering substantially all of its employees. Benefits become vested after ten years of employment and are due in full upon retirement, disability or death of the employee. Leach also has a supplemental retirement plan which provides supplemental pension benefits to former key management in addition to amounts received under the Company’s existing retirement plan.

CMC sponsors defined benefit pension plans and other retirement benefit plans for its non-U.S. employees. Pension benefits are based upon years of service and final average salary. Other retirement benefit plans are non-contributory health care and life insurance plans.

In October 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statement Nos. 87, 88, 106 and 123(R).” Statement No. 158 requires an entity to:

•	Recognize in its statements of financial position an asset for a defined benefit post-retirement plan’s overfunded status or a liability for a plan’s underfunded status.

•	Measure a defined benefit post-retirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year.

•	Recognize changes in the funded status of a defined benefit post-retirement plan in comprehensive income in the year in which the changes occur.

Statement No. 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with post-retirement benefit plan accounting. The Company adopted the recognition and disclosure provisions of Statement No. 158 effective at the end of its 2007 fiscal year.

The following table presents the balance sheet balances at October 26, 2007 prior to the initial adoption of Statement No. 158, the amount of the adjustment and the balances after the adoption of Statement No. 158.

In Thousands	Before Application of FAS No. 158	Adjustments	After Application of FAS No. 158

Deferred income taxes	$8,204	$(334)	$7,870
Intangible assets	39	(39)	—
Liabilities	(26,994)	1,545	(25,449)
Accumulated other comprehensive loss (gain)	775	(1,172)	(397)

The Company accounts for pension expense using the end of the fiscal year as its measurement date. In addition, the Company makes actuarially computed contributions to these plans as necessary to adequately fund benefits. The Company’s funding policy is consistent with the minimum funding requirements of ERISA. The accumulated benefit obligation and projected benefit obligation for the Esterline plans are $157,525,000 and $150,834,000, respectively, with plan assets of $116,000,000 as of October 31, 2008. The underfunded status for the Esterline plans is $41,526,000 at October 31, 2008. Contributions to the Leach plans totaled $1,265,000 and $5,023,000 in fiscal years 2008 and 2007, respectively. There is no minimum funding requirements for fiscal 2009 for the U.S. pension plan maintained by Esterline. The accumulated benefit obligation and projected benefit obligation for the CMC plans are $76,296,000 and $78,281,000, respectively, with plan assets of $67,058,000 as of October 31, 2008. The underfunded status for these CMC plans is $11,223,000 at October 31, 2008. Contributions to the CMC plans totaled $3,503,000 and $3,058,000 million in fiscal 2008 and 2007, respectively. Contributions of $2,538,000 will be made in fiscal 2009.

	Defined Benefit Pension Plans		Post-Retirement Benefit Plans
	2008	2007	2008	2007

Principal assumptions as of fiscal year end:
Discount Rate	5.6 – 8.375%	5.6 – 6.25%	6.25 – 6.75%	5.6 – 6.25%
Rate of increase in future compensation levels	3.3 – 4.5%	3.5 – 4.5%	—	—
Assumed long-term rate of return on plan assets	7.0 – 8.25%	7.0 – 8.5%	—	—
Initial weighted average health care trend rate	—	—	4.8 – 10.0%	5.0 – 10.0%
Ultimate weighted average health care trend rate	—	—	3.3 – 10.0%	3.5 – 10.0%

For the Company’s non-U.S. plans, the Company uses a discount rate for expected returns that is a spot rate developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments. For the Company’s U.S. plan, the Company uses a discount rate which was determined by discounting the estimated cash flow of the U.S. plan using spot rates from the Citigroup Pension Discount Curve, which reflects the current yields of high-quality corporate bonds. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points, pension liabilities in total would have decreased $4.2 million or increased $4.4 million, respectively. If all other assumptions are held constant, the estimated effect on fiscal 2008 pension expense from a hypothetical 25 basis point increase or decrease in both the discount rate and expected long-term rate of return on plan assets would not have a material effect on our pension expense. Management is not aware of any legislative or other initiatives or circumstances that will significantly impact the Company’s pension obligations in fiscal 2009.

The assumed health care trend rate has a significant impact on the Company’s post-retirement benefit obligations. The Company’s health care trend rate was based on the experience of its plan and expectations for the future. A 100 basis point increase in the health care trend rate would increase the post-retirement benefit obligation by $0.6 million. A 100 basis point decrease in the health care trend rate would decrease the post-retirement benefit obligation by $0.5 million. Assuming all other assumptions are held constant, the estimated effect on fiscal 2008 post-retirement benefit expense from a hypothetical 100 basis point increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

Plan assets are invested in a diversified portfolio of equity and debt securities, consisting primarily of common stocks, bonds and government securities. The objective of these investments is to maintain sufficient liquidity to fund current benefit payments and achieve targeted risk-adjusted returns. Management periodically reviews allocations of plan assets by investment type and evaluates external sources of information regarding the long-term historical returns and expected future returns for each investment type and, accordingly, believes an 8.25% assumed long-term rate of return on plan assets is appropriate. Allocations by investment type are as follows:

		Actual
	Target	2008	2007
Plan assets allocation as of fiscal year end:
Equity securities	55 – 75%	60.0%	64.0%
Debt securities	25 – 45%	38.0%	36.0%
Cash	0%	2.0%	0.0%

Total		100.0%	100.0%

Net periodic pension cost for the Company’s defined benefit plans at the end of each fiscal year consisted of the following:

	Defined Benefit Pension Plans			Post-Retirement Benefit Plans
In Thousands	2008	2007	2006	2008	2007	2006

Components of Net Periodic Cost
Service cost	$6,217	$5,474	$4,021	$280	$205	$7
Interest cost	16,736	14,470	10,304	635	430	34
Expected return on plan assets	(20,982)	(18,283)	(12,756)	—	—	—
Amortization of prior service cost	18	18	18	—	—	—
Amortization of actuarial loss	330	252	1,569	12	—	—
One-time charge benefit adjustment	—	—	1,188	(10)	1,655	—

Net periodic cost	$2,319	$1,931	$4,344	$917	$2,290	$41

The funded status of the defined benefit pension and post-retirement plans at the end of fiscal 2008 and 2007 were as follows:

	Defined Benefit Pension Plans		Post-Retirement Benefit Plans
In Thousands	2008	2007	2008	2007

Benefit Obligation
Beginning balance	$301,101	$188,588	$13,864	$656
Currency translation adjustment	(23,320)	940	(2,537)	—
Service cost	6,217	5,474	280	205
Interest cost	16,736	14,469	635	430
One-time charge benefit adjustment	1,650	—	71	1,655
Plan participants contributions	162	31	—	—
Actuarial loss	(41,479)	(10,917)	(684)	(1,278)
Acquisitions	—	116,455	—	12,695
Benefits paid	(16,262)	(13,939)	(609)	(499)

Ending balance	$244,805	$301,101	$11,020	$13,864

Plan Assets – Fair Value
Beginning balance	$289,516	$168,066	$—	$—
Currency translation adjustment	(21,978)	182	—	—
Realized and unrealized gain (loss) on plan assets	(71,579)	17,592	—	—
Acquisitions	—	107,454	—	—
Plan participants contributions	162	31	—	—
Company contributions	5,621	10,413	609	499
Expenses paid	(743)	(283)	—	—
Benefits paid	(16,262)	(13,939)	(609)	(499)

Ending balance	$184,737	$289,516	$—	$—

Funded Status
Fair value of plan assets	$184,737	$289,516	$—	$—
Benefit obligations	(244,805)	(301,101)	(11,020)	(13,864)

Net amount recognized	$(60,068)	$(11,585)	$(11,020)	$(13,864)

	Defined Benefit Pension Plans		Post-Retirement Benefit Plans
In Thousands	2008	2007	2008	2007

Amount Recognized in the
Consolidated Balance Sheet
Non-current asset	$—	$13,903	$—	$—
Current liability	(714)	(511)	(733)	(1,989)
Non-current liability	(59,354)	(24,977)	(10,287)	(11,875)

Net amount recognized	$(60,068)	$(11,585)	$(11,020)	$(13,864)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$55,081	$3,717	$(1,766)	$(1,285)
Prior service cost	(20)	57	—	—

Ending balance	$55,061	$3,774	$(1,766)	$(1,285)

The accumulated benefit obligation for all pension plans was $235,102,000 at October 31, 2008 and $292,492,000 at October 26, 2007.

Estimated future benefit payments expected to be paid from the plan or from the Company’s assets are as follows:

In Thousands

Fiscal Year

2009	$19,528
2010	20,575
2011	21,554
2012	22,865
2013	23,501
2014 – 2018	128,722

Employees may participate in certain defined contribution plans. The Company’s contribution expense under these plans totaled $12,095,000, $10,323,000 and $8,107,000 in fiscal 2008, 2007 and 2006, respectively.

NOTE 9: Income Taxes

Income tax expense from continuing operations for each of the fiscal years consisted of:

In Thousands	2008	2007	2006

Current
U.S. Federal	$36,391	$18,533	$16,746
State	2,806	2,538	(2,790)
Foreign	10,272	16,851	3,438

	49,469	37,922	17,394
Deferred
U.S. Federal	601	(50)	(82)
State	(525)	(179)	259
Foreign	(22,982)	(15,128)	(1,661)

	(22,906)	(15,357)	(1,484)

Income tax expense	$26,563	$22,565	$15,910

U.S. and foreign components of income from continuing operations before income taxes for each of the fiscal years were:

In Thousands	2008	2007	2006
U.S.	$109,087	$69,549	$48,489
Foreign	31,368	40,931	21,897

Income from continuing operations, before income taxes	$140,455	$110,480	$70,386

Primary components of the Company’s deferred tax assets (liabilities) at the end of the fiscal year resulted from temporary tax differences associated with the following:

In Thousands		2008	2007
Reserves and liabilities		$25,300	$26,238
NOL carryforwards (net of valuation allowances of $6.2 million at fiscal year end 2007 and 2008, respectively)		110	614
Tax credit carryforwards		31,438	29,548
Employee benefits		6,895	11,764
Retirement benefits		24,350	1,013
Non-qualified stock options		6,514	4,358
Hedging activities		1,643	6,239
Other		7,810	1,726

Total deferred tax assets		104,060	81,500

Depreciation and amortization		(12,300)	(17,251)
Intangibles and amortization		(85,143)	(92,837)
Deferred costs		(7,302)	(11,991)
Retirement benefits		(3,605)	(35)
Other		(2,906)	(1,644)

Total deferred tax liabilities		(111,256)	(123,758)

Net deferred tax liabilities		$(7,196)	$ (42,258)

In connection with the Leach acquisition in fiscal 2004, the Company assumed a U.S. net operating loss (NOL) of $38.6 million which can be carried forward to subsequent years, subject to limitations under Internal Revenue Code Section 382. As a result of an IRS examination of Leach’s pre-acquisition U.S. federal income tax returns, in fiscal 2007 the amount of NOLs available to carry forward were reduced by $16.6 million ($5.8 million tax effected) and the remaining balance has been fully utilized as of the end of fiscal 2007. Further, as a result of an IRS examination of Leach’s pre-acquisition U.S. federal income tax returns, the Company recorded an additional $1.2 million of current tax payable. In accordance with ETIF 97-3, both the $5.8 million reduction of Leach’s pre-acquisition NOLs and the increase in the current tax payable were recorded to goodwill.

In connection with the acquisition of CMC, the Company assumed a U.S. NOL of $17.3 million associated with CMC’s U.S. subsidiary. While this NOL can be carried forward to subsequent years, subject to limitation under Internal Revenue Code Section 382, as part of the purchase accounting a full valuation offsetting this NOL has been established. A full valuation has been established because by virtue of being owned by CMC, this U.S. subsidiary is not included in the Company’s consolidated U.S. federal income tax return. The NOL expires beginning in 2018.

During fiscal 2008, the Company surrendered its position that under U.K. tax laws Weston’s acquired goodwill and intangible assets were amortizable. Accordingly, the Company established a $9.9 million deferred tax liability to account for the future book amortization of the acquired intangibles and paid $3.3 million for prior periods. In accordance with ETIF 97-3, both the $9.9 million increase in deferred income tax liabilities and the $3.3 million settlement were recorded to goodwill.

The Company operates in numerous taxing jurisdictions and is subject to regular examinations by various U.S. federal, state and foreign jurisdictions for various tax periods. Additionally, the Company has retained tax liabilities and the rights to tax refunds in connection with various acquisitions and divestitures of businesses in prior years. The Company’s income tax positions are based on research and interpretations of income tax laws and rulings in each of the jurisdictions in which we do business. Due to the subjectivity and complexity of the interpretations of the tax laws and rulings in each jurisdiction, the differences and interplay in the tax laws between those jurisdictions as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities and assets may differ from actual payments, assessments or refunds.

Management believes that it is more likely than not that the Company will realize the current and long-term deferred tax assets as a result of future taxable income. Significant factors management considered in determining the probability of the realization of the deferred tax assets include the reversal of deferred tax liabilities, our historical operating results and expected future earnings. Accordingly, no valuation allowance has been recorded on the deferred tax assets other than net operating losses.

The U.S. and various state and foreign income tax returns are open to examination and presently several foreign income tax returns are under examination. Such examinations could result in challenges to tax positions taken and, accordingly, the Company may record adjustments to provisions based on the outcomes of such matters. However, the Company believes that the resolution of these matters, after considering amounts accrued, will not have a material adverse effect on its consolidated financial statements.

The incremental tax benefit received by the Company upon exercise of non-qualified employee stock options was $1.9 million, $2.7 million and $0.5 million in fiscal 2008, 2007 and 2006, respectively.

A reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate for each of the fiscal years was as follows:

	2008	2007	2006

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	1.1	1.4	1.4
Foreign taxes	(7.7)	(9.5)	(8.7)
Export sales benefit	—	(0.1)	(0.8)
Pass-through entities	—	—	0.4
Domestic manufacturing deduction	(1.3)	(0.4)	(0.8)
Research & development credits	(5.9)	(7.7)	(0.6)
Tax accrual adjustment	(0.5)	1.5	(4.2)
Valuation allowance	(0.1)	0.4	—
Change in foreign tax rates	(3.6)	(2.6)	—
Other, net	1.9	2.4	0.9

Effective income tax rate	18.9%	20.4%	22.6%

No provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries, since such earnings are considered indefinitely reinvested. The amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practical to determine because of the complexities regarding the calculation of unremitted earnings and the potential for tax credits.

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes by establishing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, derecognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. In addition, FIN 48 provides guidance on interest and penalties, accounting in interim periods, and transition.

The Company adopted the provisions of FIN 48 effective October 27, 2007. Of the $9.2 million cumulative effect of adopting FIN 48, $0.7 million was recorded as a reduction to retained earnings and $8.5 million was recorded as goodwill. As of the adoption date, the Company had gross unrecognized tax benefits of $28.7 million and interest of $2.3 million, of which $27.7 million was recorded within other liabilities, $3.1 million was recorded in deferred taxes and $0.2 million was recorded in federal and foreign income taxes payable in the consolidated balance sheet. During the next 12 months, the amount of previously unrecognized tax benefits is not expected to significantly change. The Company recognizes interest related to unrecognized tax benefits in income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In Thousands	Total

Unrecognized tax benefits as of October 27, 2007	$28,706
Unrecognized gross benefit change
Gross increases due to prior-period adjustments	76
Gross (decrease) due to prior-period adjustments	—
Gross increases due to current-period adjustment	1,196
Gross (decrease) due to current-period adjustment	—
Gross (decrease) due to settlements with taxing authorities	(10,680)
Gross (decrease) due to a lapse with taxing authorities	(345)

Total change in unrecognized gross benefit	$(9,753)

Unrecognized tax benefits as of October 31, 2008	$18,953

Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$4,717

Total amount of interest
Recognized in the statement of operations	$(104)
Recognized in the statement of financial position	1,845

The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. Federal	2005 and prior
Canada	2002 and prior
France	2004 and prior
Germany	2003 and prior
United Kingdom	2002 and prior

Subsequent to October 31, 2008, a development with regard to U.K. tax laws occurred, which will require the Company to record during the first fiscal quarter of 2009 an income tax liability for uncertain tax positions of approximately U.K. £11.7 million and a corresponding U.K. £4.1 million of gross interest expense. As the tax liability represents an acquired tax liability, the establishment of the tax liability will be offset by a reduction in goodwill. Further, the income tax liability and associated interest are specifically indemnified pursuant to a certain stock purchase agreement. A receivable will be established to reflect the recoverability of the contingent interest. In the event the tax is paid and is recovered from the seller, the goodwill will be restored.

In addition, during the first fiscal quarter of 2009, a U.K. £1.2 million accrual will be recorded to account for a potential tax penalty that may be assessed on the above tax liability. The penalty is not indemnified under a certain stock purchase agreement and, accordingly, it will result in a charge to earnings during the first fiscal quarter of 2009.

NOTE 10: Debt

Long-term debt at the end of fiscal 2008 and 2007 consisted of the following:

In Thousands	2008	2007

GBP Term Loan, due November 2010	$34,915	$112,633
7.75% Senior Subordinated Notes, due June 2013	175,000	175,000
6.625% Senior Notes, due March 2017	175,000	175,000
Obligations under Capital Leases and Other	10,160	4,283
	395,075	466,916

Fair value of interest rate swap agreement	1,561	252
Less current maturities	8,388	12,166
Carrying amount of long-term debt	$388,248	$455,002

In June 2003, the Company sold $175.0 million of 7.75% Senior Subordinated Notes due in 2013 and requiring semi-annual interest payments in December and June of each year until maturity. The net proceeds from this offering were used to acquire the Weston Group from The Roxboro Group PLC for U.K. £55.0 million (approximately $94.6 million based on the closing exchange rate and including acquisition costs) and for general corporate purposes, including the repayment of debt and possible future acquisitions. The Senior Subordinated Notes are general unsecured obligations of the Company and are subordinated to all existing and future senior debt of the Company. In addition, the Senior Subordinated Notes are effectively subordinated to all existing and future senior debt and other liabilities (including trade payables) of the Company’s foreign subsidiaries. The Senior Subordinated Notes are guaranteed, jointly and severally, by all the existing and future domestic subsidiaries of the Company unless designated as an “unrestricted subsidiary” under the indenture covering the Senior Subordinated Notes. The Senior Subordinated Notes are subject to redemption at the option of the Company, in whole or in part, on or after June 15, 2008 at redemption prices starting at 103.875% of the principal amount plus accrued interest during the period beginning June 11, 2003 and declining annually to 100% of principal and accrued interest on June 15, 2011.

In September 2003, the Company entered into an interest rate swap agreement on $75.0 million of its Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed interest rate for a variable interest rate on $75.0 million of the $175.0 million principal amount outstanding. The variable interest rate is based upon LIBOR plus 2.56% and was 5.83% at October 31, 2008. The fair market value of the Company’s interest rate swap was a $1,561,000 asset at October 31, 2008 and was estimated by discounting expected cash flows using quoted market interest rates.

On February 10, 2006, the Company borrowed U.K. £57.0 million, or approximately $100.0 million, under a $100.0 million term loan facility. The Company used the proceeds from the loan as working capital for its U.K. operations and to repay a portion of its outstanding borrowings under the revolving credit facility. The principal amount of the loan is payable quarterly commencing on March 31, 2007 through the termination date of November 14, 2010, according to a payment schedule by which 1.25% of the principal amount is paid in each quarter of 2007, 2.50% in each quarter of 2008, 5.00% in each quarter of 2009 and 16.25% in each quarter of 2010. The loan accrues interest at a variable rate based on the British Bankers Association Interest Settlement Rate for deposits in U.K. pounds plus an additional margin amount that ranges from 1.13% to 0.50% depending upon the Company’s leverage ratio. As of October 31, 2008, the interest rate on the term loan was 6.49%. During the year the Company paid down U.K. £33.2 million or $68.0 million on the U.K. £57.0 million term loan and terminated an interest rate swap for a gain of $1.9 million. The interest rate swap exchanged the variable interest rate for a fixed interest rate of 4.75% plus an additional margin amount determined by reference to the Company’s leverage ratio.

On March 1, 2007, the Company issued $175.0 million in 6.625% Senior Notes due March 1, 2017 and requiring semi-annual interest payments in March and September of each year until maturity. The net proceeds from this offering were used to pay a portion of the purchase price of the acquisition of CMC for approximately $344.5 million. The Senior Notes are general unsecured senior obligations of the Company. The Senior Notes are guaranteed, jointly and severally on a senior basis, by all the existing and future domestic subsidiaries of the Company unless designated as an “unrestricted subsidiary,” and those foreign subsidiaries that executed related subsidiary guarantees under the indenture covering the Senior Notes. The Senior Notes are subject to redemption at the option of the Company at any time prior to March 1, 2012 at a price equal to 100% of the principal amount, plus any accrued interest to the date of redemption and a make-whole provision. In addition, before March 1, 2010 the Company may redeem up to 35% of the principal amount at 106.625% plus accrued interest with proceeds of one or more Public Equity Offerings. The Senior Notes are also subject to redemption at the option of the Company, in whole or in part, on or after March 1, 2012 at redemption prices starting at 103.3125% of the principal amount plus accrued interest during the period beginning March 1, 2007 and declining annually to 100% of principal and accrued interest on or after March 1, 2015.

On March 13, 2007, the company amended its credit agreement to increase the existing revolving credit facility from $100.0 million to $200.0 million.

As of October 31, 2008, maturities of long-term debt and future minimum lease payments under capital lease obligations were as follows:

In Thousands

Fiscal Year	Debt & Obligations Under Capital Lease
2009	$8,387
2010	21,835
2011	6,684
2012	169
2013	175,019
2014 and thereafter	182,981
$395,075

Short-term credit facilities at the end of fiscal 2008 and 2007 consisted of the following:

In Thousands	2008		2007
	Outstanding Borrowings	Interest Rate	Outstanding Borrowings	Interest Rate

U.S.	$—	—	$—	—
Foreign	5,171	3.66%	8,634	5.65%

	$5,171		$8,634

At October 31, 2008, the Company’s primary U.S. dollar credit facility made available through a group of banks totals $200,000,000. The credit agreement is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. An additional $27,670,000 of unsecured foreign currency credit facilities have been extended by foreign banks for a total of $227,670,000 available companywide.

A number of underlying agreements contain various covenant restrictions which include maintenance of net worth, payment of dividends, interest coverage, and limitations on additional borrowings. The Company was in compliance with these covenants at October 31, 2008. Available credit under the above credit facilities was $212,597,000 at fiscal 2008 year end, when reduced by outstanding borrowings of $5,171,000 and letters of credit of $9,902,000.

NOTE 11: Commitments and Contingencies

Rental expense for operating leases for engineering, selling, administrative and manufacturing totaled $16,316,000, $14,547,000 and $11,462,000 in fiscal years 2008, 2007 and 2006, respectively.

At October 31, 2008, the Company’s rental commitments for noncancelable operating leases with a duration in excess of one year were as follows:

In Thousands

Fiscal Year

2009	$15,014
2010	12,246
2011	10,681
2012	10,135
2013	9,696
2014 and thereafter	24,794

$82,566

In fiscal 2008, the Company entered into a land and building lease for a 216,000 square foot manufacturing facility to be constructed in fiscal 2009. The land lease has a fixed term of 55 years and lease payments began in fiscal 2008. The land lease is accounted for as an operating lease. The building lease has a fixed term of 30 years and includes an option to purchase the building at fair market value five years after construction is complete. The lease payments for the building lease begin when the building construction is complete. The expected minimum lease payments, including a minimum 2% annual rent increase, related to the building are $1.2 million in 2009, $2.3 million in 2010, $2.4 million in 2011, $2.4 million in 2012, $2.5 million in 2013 and $83.5 million thereafter. The fair value of the building is expected to be $26.5 million and the building lease will be accounted for as a capital lease. At October 31, 2008, the Company recorded $8.0 million as construction in progress related to construction costs incurred to date along with a corresponding amount recorded as a capital lease obligation.

The Company receives government funding under the Technology Partnership Canada program to assist in the development of certain new products. The amounts are reimbursable through royalties on future revenues derived from funded products if and when they are commercialized.

The Company is subject to purchase obligations for goods and services. The purchase obligations include amounts under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. As of October 31, 2008, the Company’s purchase obligations were as follows:

In Thousands

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Purchase obligations	$196,422	$177,449	$18,435	$435	$103

The Company is a party to various lawsuits and claims, both as plaintiff and defendant, and has contingent liabilities arising from the conduct of business, none of which, in the opinion of management, is expected to have a material effect on the Company’s financial position or results of operations. The Company believes that it has made appropriate and adequate provisions for contingent liabilities.

Approximately 820 U.S.-based employees or 17% of total U.S.-based employees were represented by various labor unions. In April 2008, a collective bargaining agreement covering about 130 employees expired and a successor agreement was reached with the labor union. A second agreement covering about 150 employees expired in August 2008 and a successor agreement covering 100 employees was reached. Management believes that the Company has established a good relationship with these employees and their union. The Company’s European operations are subject to national trade union agreements and to local regulations governing employment.

NOTE 12: Employee Stock Plans

The Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for fiscal 2008 and 2007 was $8.7 million and $6.9 million, respectively. The total income tax benefit recognized in the income statement for the share-based compensation arrangement for fiscal 2008 and 2007 was $2.6 million and $2.0 million, respectively.

In March 2002, the Company’s shareholders approved the establishment of an Employee Stock Purchase Plan (ESPP) under which 300,000 shares of the Company’s common stock are reserved for issuance to employees. On March 5, 2008, the Company’s shareholders authorized an additional 250,000 shares of the Company’s stock under the ESPP. The plan qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code. Employees are eligible to participate through payroll deductions subject to certain limitations.

At the end of each offering period, usually six months, shares are purchased by the participants at 85% of the lower of the fair market value on the first day of the offering period or the purchase date. During fiscal 2008, employees purchased 77,881 shares at a fair market value price of $49.54 per share, leaving a balance of 295,010 shares available for issuance in the future. As of October 31, 2008, deductions aggregating $1,312,167 were accrued for the purchase of shares on December 15, 2008. The Company converted the ESPP to a “safe harbor” design on December 16, 2008. Under the safe harbor design, shares are purchased by participants at 95% of the fair market value on the purchase date.

The fair value of the awards under the employee stock purchase plan was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The Company uses historical data to estimate volatility of the Company’s common stock. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect the time of grant.

	2008	2007	2006

Volatility	21.4 – 34.8%	21.4 – 39.9%	30.0 – 30.7%
Risk-free interest rate	3.32 – 5.15%	5.15%	3.20 – 5.15%
Expected life (months)	6	6	6
Dividends	—	—	—

The Company also provides a nonqualified stock option plan for officers and key employees. On March 5, 2008, the Company’s shareholders authorized the issuance of an additional 1,000,000 shares of the Company’s common stock under the equity incentive plan. At the end of fiscal 2008, the Company had 3,069,875 shares reserved for issuance to officers and key employees, of which 1,399,450 shares were available to be granted in the future.

The Board of Directors authorized the Compensation Committee to administer awards granted under the equity incentive plan, including option grants, and to establish the terms of such awards. Awards under the equity incentive plan may be granted to eligible employees of the Company over the 10-year period ending March 3, 2014. Options granted become exercisable ratably over a period of four years following the date of grant and expire on the tenth anniversary of the grant. Option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The weighted-average grant date fair value of the options granted in fiscal 2008 and 2007 was $25.44 per share and $21.62 per share, respectively.

The fair value of each option granted by the Company was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The Company uses historical data to estimate volatility of the Company’s common stock and option exercise and employee termination assumptions. The range of the expected term reflects the results from certain groups of employees exhibiting different behavior. The risk-free rate for the periods within the contractual life of the grant is based upon the U.S. Treasury zero coupon issues in effect at the time of the grant.

	2008	2007	2006

Volatility	33.0 – 42.9%	36.15 – 44.26%	44.26 – 44.95%
Risk-free interest rate	3.24 – 4.53%	4.31 – 4.82%	4.53 – 5.18%
Expected life (years)	2.0 – 9.5	4.5 – 9.5	6.5 – 9.5
Dividends	—	—	—

The following table summarizes the changes in outstanding options granted under the Company’s stock option plans:

	2008		2007		2006
	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price
Outstanding, beginning of year	1,506,400	$30.89	1,469,000	$25.80	1,401,100	$23.56
Granted	376,300	52.53	420,000	40.24	176,400	38.87
Exercised	(184,125)	20.12	(332,950)	19.68	(90,500)	16.54
Cancelled	(28,150)	42.50	(49,650)	35.62	(18,000)	25.92

Outstanding, end of year	1,670,425	$36.76	1,506,400	$30.89	1,469,000	$25.80

Exercisable, end of year	855,125	$28.54	775,300	$23.95	886,300	$20.61

The aggregate intrinsic value of the option shares outstanding and exercisable at October 31, 2008 was $7.5 million and $7.4 million, respectively.

The number of option shares vested or that are expected to vest at October 31, 2008 was 1.6 million and the aggregate intrinsic value was $7.5 million. The weighted average exercise price and weighted average remaining contractual term of option shares vested or that are expected to vest at October 31, 2008 was $36.50 and 6.7 years, respectively. The weighted-average remaining contractual term of option shares currently exercisable is 5.2 years as of October 31, 2008.

The table below presents stock activity related to stock options exercised in fiscal 2008 and 2007:

In Thousands	2008	2007
Proceeds from stock options exercised	$3,721	$6,553
Tax benefits related to stock options exercised	$1,983	$2,729
Intrinsic value of stock options exercised	$6,757	$9,843

Total unrecognized compensation expense for options that have not vested as of October 31, 2008, is $7.6 million, which will be recognized over a weighted average period of 1.3 years. The total fair value of option shares vested during the year ended October 31, 2008 was $5.1 million.

The following table summarizes information for stock options outstanding at October 26, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (years)	Weighted Average Price	Shares	Weighted Average Price

$11.38 – 23.85	385,750	3.76	$ 19.44	385,750	$ 19.44
23.86 – 38.90	361,900	5.77	34.30	291,300	33.74
38.91 – 38.91	305,275	8.07	38.91	75,250	38.91
38.92 – 50.89	296,900	7.95	42.49	102,825	40.37
50.90 – 53.00	320,600	9.10	53.00	—	—

NOTE 13:  Capital Stock

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value). At the end of fiscal 2008, there were no shares of preferred stock or serial preferred stock outstanding.

On October 12, 2007, the Company completed an underwritten public offering of 3.5 million shares of common stock, generating proceeds of $187.1 million. Proceeds from the offering were used to pay off its $100.0 million U.S. term loan facility and pay down a revolving credit facility of $27.0 million.

Effective December 5, 2002, the Board of Directors adopted a Shareholder Rights Plan, providing for the distribution of one Series B Serial Preferred Stock Purchase Right (Right) for each share of common stock held as of December 23, 2002. Each Right entitles the holder to purchase one one-hundredth of a share of Series B Serial Preferred Stock at an exercise price of $161.00, as may be adjusted from time to time.

The Right to purchase shares of Series B Serial Preferred Stock is triggered once a person or entity (together with such person’s or entity’s affiliates) beneficially owns 15% or more of the outstanding shares of common stock of the Company (such person or entity, an Acquiring Person). When the Right is triggered, the holder may purchase one one-hundredth of a share of Series B Serial Preferred Stock at an exercise price of $161.00 per share. If after the Rights are triggered, (i) the Company is the surviving corporation in a merger or similar transaction with an Acquiring Person, (ii) the Acquiring Person beneficially owns more than 15% of the outstanding shares of common stock or (iii) the Acquiring Person engages in other “self-dealing” transactions, holders of the Rights can elect to purchase shares of common stock of the Company with a market value of twice the exercise price. Similarly, if after the Rights are triggered, the Company is not the surviving corporation of a merger or similar transaction or the Company sells 50% or more of its assets to another person or entity, holders of the Rights may elect to purchase shares of common stock of the surviving corporation or that person or entity who purchased the Company’s assets with a market value of twice the exercise price.

NOTE 14: Acquisitions

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

The following summarizes the estimated fair market value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based upon an independent valuation report. The purchase price includes the value of future development of existing technologies, the introduction of new technologies, and the addition of new customers. These factors resulted in the recording of goodwill of $209.4 million. The amount allocated to goodwill is not expected to be deductible for income tax purposes.

In Thousands

As of March 14, 2007

Current assets	$96,361
Property, plant and equipment	39,136
Intangible assets subject to amortization
Programs (15 year weighted average useful life)	83,189
Trade names	22,371
Goodwill	209,445
Deferred income tax benefit	22,410
Total assets acquired	472,912

Current liabilities assumed	73,922
Deferred tax liabilities	35,976
Pension and other liabilities	18,481
Net assets acquired	$344,533

The Company acquired Wallop Defence Systems Limited (Wallop) and FR Countermeasures from Cobham plc on March 24, 2006 and December 23, 2005, respectively. Wallop and FR Countermeasures, manufacturers of military pyrotechnic countermeasure devices, strengthen the Company’s international and U.S. position in countermeasure devices. The Company paid $77.0 million for both companies, including acquisition costs and an adjustment based on the amount of indebtedness and net working capital as of closing. The Company assumed a $4.2 million obligation at FR Countermeasures. In addition, the Company may pay an additional purchase price up to U.K. £4.1 million, or approximately $6.6 million, depending on the achievement of certain objectives. At the time of the acquisition of Wallop, the Company and the seller agreed that some environmental remedial activities may need to be carried out, and these activities are currently on-going. Under the terms of the Stock Purchase Agreement, a portion of the costs of any environmental remedial activities will be reimbursed by the seller if the cost is incurred within five years of the consummation of the acquisition. Wallop and FR Countermeasures are included in the Advanced Materials segment.

The following summarizes the estimated fair market value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based upon an independent valuation report. The purchase price includes the value of future development of existing technologies, the introduction of new technologies, and the addition of new customers. These factors resulted in the recording of goodwill of $40.7 million. The amount allocated to goodwill is not expected to be deductible for income tax purposes.

In Thousands
As of March 24, 2006 (Wallop) and December 23, 2005 (FR Countermeasures)

Current Assets	$11,479
Property, plant and equipment	20,963
Intangible assets subject to amortization
Programs (17 year weighted average useful life)	21,793

Goodwill	40,720
Deferred income tax benefit	2,151
Total assets acquired	97,106
Debt assumed	4,212
Current liabilities assumed	8,990
Deferred tax liabilities	6,909
Net assets acquired	$76,995

On December 16, 2005, the Company acquired Darchem Holdings Limited (Darchem), a manufacturer of thermally engineered components for critical aerospace applications for U.K. £68.7 million (approximately $121.7 million), including acquisition costs and an adjustment based on the amount of cash and net working capital of Darchem as of closing. Darchem holds a leading position in its niche market and fits the Company’s engineered-to-order model. Darchem is included in the Advanced Materials segment.

The following summarizes the estimated fair market value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based upon an independent valuation report. The purchase price includes the value of future development of existing technologies, the introduction of new technologies, and the addition of new customers. These factors resulted in the recording of goodwill of $60.1 million. The amount allocated to goodwill is not expected to be deductible for income tax purposes.

In Thousands As of December 16, 2005

Current Assets	$21,864
Property, plant and equipment	8,499
Intangible assets subject to amortization
Programs (18 year weighted average useful life)	46,441
Customer relationships (6 year weighted useful life)	2,215
Patents (11 year weighted average useful life)	3,083
Other (1 year useful life)	284
52,023

Trade name	6,219
Other	171
Goodwill	60,051
Total assets acquired	148,827

Current liabilities assumed	8,237
Deferred tax liabilities	18,933
Net assets acquired	$121,657

The above acquisitions were accounted for under the purchase method of accounting and the results of operations were included from the effective date of each acquisition.

On December 15, 2008, the Company acquired NMC Group, Inc. for approximately $90.0 million in cash. NMC designs and manufactures specialized light weight fasteners principally for commercial aviation applications. NMC will be included in our Advanced Materials segment.

NOTE 15: Business Segment Information

The Company’s businesses are organized and managed in three reporting segments: Avionics & Controls, Sensors & Systems and Advanced Materials. Operating segments within each reporting segment are aggregated. Operations within the Avionics & Controls segment focus on integrated cockpit systems, technology interface systems for commercial and military aircraft, and similar devices for land- and sea-based military vehicles, secure communications systems, specialized medical equipment and other industrial applications. Sensors & Systems includes operations that produce high-precision temperature and pressure sensors, electrical power switching and other related systems principally for aerospace and defense customers. The Advanced Materials segment focuses on thermally engineered components for critical aerospace applications, high-performance elastomer products used in a wide range of commercial aerospace and military applications, and combustible ordnance and electronic warfare countermeasure devices. All segments include sales to domestic, international, defense and commercial customers.

Geographic sales information is based on product origin. The Company evaluates these segments based on segment profits prior to net interest, other income/expense, corporate expenses and federal/foreign income taxes.

Details of the Company’s operations by business segment for the last three fiscal years were as follows:

In Thousands	2008	2007	2006

Sales
Avionics & Controls	$611,467	$461,990	$286,936
Sensors & Systems	384,180	316,485	277,504
Advanced Materials	487,525	428,558	356,007

	$1,483,172	$1,207,033	$920,447

Income From Continuing Operations
Avionics & Controls	$77,892	$47,821	$45,354
Sensors & Systems	43,439	32,385	26,256
Advanced Materials	78,633	97,295	46,493

Segment Earnings	199,964	177,501	118,103

Corporate expense	(35,725)	(33,691)	(27,338)
Other income (expense)	(86)	(24)	490
Gain on derivative financial instrument	1,850	—	—
Loss on extinguishment of debt	—	(1,100)	(2,156)
Interest income	4,374	3,093	2,575
Interest expense	(29,922)	(35,299)	(21,288)

	$140,455	$110,480	$70,386

In Thousands	2008	2007	2006

Identifiable Assets
Avionics & Controls	$782,633	$856,875	$280,791
Sensors & Systems	488,829	462,558	416,390
Advanced Materials	501,494	568,475	518,841
Corporate[1]	149,146	151,151	74,429

	$1,922,102	$2,039,059	$1,290,451

Capital Expenditures
Avionics & Controls	$10,287	$5,852	$4,951
Sensors & Systems	12,067	8,345	9,108
Advanced Materials	15,363	15,054	11,424
Discontinued Operations	1,449	1,004	924
Corporate	1,499	212	133

	$40,665	$30,467	$26,540

Depreciation and Amortization
Avionics & Controls	$21,903	$16,166	$7,342
Sensors & Systems	17,110	13,818	12,938
Advanced Materials	23,852	22,320	19,164
Discontinued Operations	1,340	1,613	1,721
Corporate	2,094	1,903	1,668

	$66,299	$55,820	$42,833

[1] Primarily cash, prepaid pension expense (see Note 8) and deferred tax assets (see Note 9). The Company’s operations by geographic area for the last three fiscal years were as follows:
In Thousands	2008	2007	2006

Sales
Domestic
Unaffiliated customers – U.S.	$675,187	$594,154	$535,259
Unaffiliated customers – export	176,985	151,041	120,247
Intercompany	12,608	10,875	12,017

	864,780	756,070	667,523

Canada
Unaffiliated customers	201,604	122,087	—
Intercompany	4,531	—	—

	206,135	122,087	—

France
Unaffiliated customers	178,511	143,599	121,553
Intercompany	27,067	19,564	14,878

	205,578	163,163	136,431

United Kingdom
Unaffiliated customers	227,830	152,319	113,371
Intercompany	13,015	13,175	10,910

	240,845	165,494	124,281

In Thousands	2008	2007	2006

All Other Foreign
Unaffiliated customers	23,055	43,833	30,017
Intercompany	5,035	2,821	4,747

	28,090	46,654	34,764

Eliminations	(62,256)	(46,435)	(42,552)

	$1,483,172	$1,207,033	$920,447

Segment Earnings[1]
Domestic	$147,865	$120,711	$95,726
Canada	1,273	(7,621)	—
France	23,170	15,025	12,239
United Kingdom	23,052	45,786	6,491
All other foreign	4,604	3,600	3,647

	$199,964	$177,501	$118,103

Identifiable Assets[2]
Domestic	$661,946	$641,143	$604,399
Canada	478,648	568,650	—
France	186,482	188,430	157,631
United Kingdom	388,789	430,876	401,898
All other foreign	57,091	58,809	52,094

	$1,772,956	$1,887,908	$1,216,022

[1]   Before corporate expense, shown on page 95.

[2]   Excludes corporate, shown on page 96.

The Company’s principal foreign operations consist of manufacturing facilities located in Canada, France, Germany and the United Kingdom, and include sales and service operations located in Singapore and China. Sensors & Systems segment operations are dependent upon foreign sales, which represented $244.5 million, $200.9 million and $173.9 million of Sensors & Systems sales in fiscal 2008, 2007 and 2006, respectively. Intercompany sales are at prices comparable with sales to unaffiliated customers. U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 23.6% and 4.9%, respectively, in fiscal 2008 and 10.0% of consolidated sales. In fiscal 2007, U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 26.1% and 6.0%, respectively, and 11.2% of consolidated sales.

Product lines contributing sales of 10% or more of total sales in any of the last three fiscal years were as follows:

	2008	2007	2006

Elastomeric products	10%	12%	13%
Sensors	12%	12%	14%
Aerospace switches and indicators	10%	12%	11%
Avionics[1]	11%	7%	—

[1]	The avionics product line reflects the acquisition of CMC in March 2007.

NOTE 16: Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly financial information:

In Thousands, Except Per Share Amounts

Fiscal Year 2008	Fourth		Third		Second		First

Net sales	$404,350		$363,464		$358,033		$357,325
Gross margin	140,361		113,358		121,387		115,213

Net earnings from continuing operations	$41,437		$18,400		$23,947		$29,725
Net earnings from discontinued operations	$2,445		$2,082		$1,238		$1,259

Net earnings	$43,882	[1]	$20,482	[2]	$25,185	[3]	$30,984	[4,5]

Earnings per share – basic
Continuing operations	$1.40		$0.62		$0.81		$1.01
Discontinued operations	$0.08		$0.07		$0.05		$0.04

Earnings per share – basic	$1.48		$0.69		$0.86		$1.05

Earnings per share – diluted
Continuing operations	$1.38		$0.61		$0.80		$1.00
Discontinued operations	$0.08		$0.07		$0.04		$0.04

Earnings per share – diluted [11]	$1.46		$0.68		$0.84		$1.04

Fiscal Year 2007	Fourth		Third		Second	First

Net sales	$355,695		$309,966		$298,068	$243,304
Gross margin	113,100		94,579		94,518	70,863

Net earnings from continuing operations	$20,468		$36,414		$18,880	$12,000
Net earnings from discontinued operations	$420		$2,421		$880	$801

Net earnings [6]	$20,888	[7,8]	$38,835	[9]	$19,760	$12,801	[10]

Earnings per share – basic
Continuing operations	$0.77		$1.42		$0.74	$0.47
Discontinued operations	$0.02		$0.09		$0.03	$0.03

Earnings per share – basic	$0.79		$1.51		$0.77	$0.50

Earnings per share – diluted
Continuing operations	$0.76		$1.39		$0.73	$0.46
Discontinued operations	$0.02		$0.10		$0.03	$0.03

Earnings per share – diluted [11]	$0.78		$1.49		$0.76	$0.49

[1]	Included $1.2 million of tax benefits associated with the extension of the U.S. Research Experimentation tax credit.

[2]	Included $287,000 of tax expense associated with the reconciliation of the prior year’s U.S. income tax return provision for income taxes.

[3]	Included an accrual of $766,000 of tax reserves and interest related to the finalization of CMC’s FIN 48 analysis.

[4]	Included a $2.8 million reduction of previously estimated income tax liabilities due to the settlement of an examination of the U.S. income tax returns for fiscal years 2003 through 2005.

[5]	Included a $4.1 million net reduction of deferred income tax liabilities as a result of the enactment of tax laws reducing the Canadian statutory corporate income tax rate.

[6]	The effects of the business interruption insurance recovery are included in income from continuing operations and presented below:

	Fourth	Third	Second	First
Fiscal Year 2007	$153	$32,857	$2,810	$1,647

[7]	Included a $1.1 million loss on early extinguishment of debt.

[8]	Included a $1.4 million net reduction in deferred income tax liabilities which was the result of enactment of tax laws reducing U.K., Canadian, and German statutory corporate income tax rates.

[9]

Included a $1.4 million net reduction in deferred income tax liabilities which was the result of enactment of tax laws reducing U.K. statutory corporate income tax rates. The third quarter of fiscal 2007 also included a $0.9 million reduction of the estimated $1.9 million credit taken in the first quarter of fiscal 2007 relating to the retroactive extension of the U.S. Research and Experimentation tax credit that was signed into law on December 21, 2006.

[10]	Included a $1.9 million tax benefit as a result of the retroactive extension of the U.S. Research and Experimentation tax credit that was signed into law on December 21, 2006.

[11]

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

NOTE 17: Subsequent Event (Unaudited)

On December 21, 2008, the Company entered into a Share Sale and Purchase Agreement to acquire Racal Acoustics Global Ltd. (Racal), for U.K. £115.0 million or $172.0 million subject to certain governmental approvals and customary closing conditions. Racal develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics market segment. Racal will be included in our Avionics & Controls segment.

NOTE 18: Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for fiscal 2008, 2007 and 2006 for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Senior Subordinated Notes due 2013 (Senior Subordinated Notes) and Senior Notes due 2017 (Senior Notes) which include Advanced Input Devices, Inc., Amtech Automated Manufacturing Technology, Angus Electronics Co., Armtec Countermeasures Co., Armtec Countermeasures TNO Co., Armtec Defense Products Co., AVISTA, Incorporated, BVR Technologies Co., CMC DataComm Inc., CMC Electronics Acton Inc., CMC Electronics Aurora Inc., EA Technologies Corporation, Equipment Sales Co., Esterline Canadian Holding Co., Esterline International Company (China), Esterline Sensors Services Americas, Inc., Esterline Technologies Holdings Limited, Esterline Technologies Ltd. (England), H.A. Sales Co., Hauser Inc., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach International Mexico S. de R.L. de C.V. (Mexico), Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., Norwich Aero Products, Inc., Palomar Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., Surftech Finishes Co., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Advanced Input Devices Ltd. (U.K.), Auxitrol S.A., BAE Systems Canada/Air TV LLC, Beacon Electronics Inc., CMC Electronics Inc., Darchem Engineering Limited, Darchem Holdings Ltd., Darchem Insulation Systems Limited, Esterline Acquisition Ltd. (U.K.), Esterline Canadian Acquisition Company, Esterline Canadian Limited Partnership, Esterline Foreign Sales Corporation (U.S. Virgin Islands), Esterline Input Devices Asia Ltd. (Barbados), Esterline Input Devices Ltd. (Shanghai), Esterline Mexico S. de R.L. de C.V. (Mexico), Esterline Sensors Services Asia PTE, Ltd. (Singapore), Esterline Technologies Denmark ApS (Denmark), Guizhou Leach-Tianyi Aviation Electrical Company Ltd. (China), Leach International Asia-Pacific Ltd. (Hong Kong), Leach International Europe S.A. (France), Leach International Germany GmbH (Germany), Leach International U.K. (England), Leach Italia Srl. (Italy), LRE Medical GmbH (Germany), Muirhead Aerospace Ltd., Norcroft Dynamics Ltd., Pressure Systems International Ltd., TA Mfg. Limited (U.K.), Wallop Defence Systems Limited, Wallop Industries Limited (U.K.), Weston Aero Ltd. (England), and Weston Aerospace Ltd. (England). The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes. The net assets, net loss and cash flows of CMC DataComm Inc., CMC Electronics Acton Inc. and CMC Electronics Aurora Inc. were previously included with Non-Guarantor Subsidiaries until the valuation of these guarantor subsidiaries was complete. At May 2, 2008, the valuation of these guarantor subsidiaries was completed and, accordingly, the reported consolidating balance sheet, income statement and statement of cash flows for the Guarantor Subsidiaries and Non-Guarantor Subsidiaries for fiscal 2007 and 2006 have been adjusted to reflect the inclusion of CMC DataComm Inc., CMC Electronics Acton Inc. and CMC Electronics Aurora Inc. as Guarantor Subsidiaries.

Condensed Consolidating Balance Sheet as of October 31, 2008

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$80,884	$21,913	$57,848	$—	$160,645
Accounts receivable, net	205	127,583	169,718	—	297,506
Inventories	—	127,216	134,757	—	261,973
Income tax refundable	—	13,664	(8,097)	—	5,567
Deferred income tax benefits	30,034	(1)	7,669	—	37,702
Prepaid expenses	26	4,584	8,430	—	13,040
Other current assets	—	—	897	—	897

Total Current Assets	111,149	294,959	371,222	—	777,330

Property, Plant & Equipment, Net	1,821	112,782	89,859	—	204,462
Goodwill	—	209,605	367,256	—	576,861
Intangibles, Net	—	70,013	220,427	—	290,440
Debt Issuance Costs, Net	7,587	—	—	—	7,587
Deferred Income Tax Benefits	18,082	5,810	31,929	—	55,821
Other Assets	1,490	1,857	6,254	—	9,601
Amounts Due To (From) Subsidiaries	—	62,441	—	(62,441)	—
Investment in Subsidiaries	1,422,684	221,267	126,657	(1,770,608)	—

Total Assets	$1,562,813	$978,734	$1,213,604	$(1,833,049)	$1,922,102

Condensed Consolidating Balance Sheet as of October 31, 2008

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$510	$30,077	$59,220	$—	$89,807
Accrued liabilities	14,796	68,924	126,702	—	210,422
Credit facilities	—	—	5,171	—	5,171
Current maturities of long-term debt	6,983	740	665	—	8,388
Deferred income tax liability	2,889	—	—	—	2,889
Federal and foreign income taxes	4,022	730	(310)	—	4,442

Total Current Liabilities	29,200	100,471	191,448	—	321,119

Long-Term Debt, Net	379,493	8,408	347	—	388,248
Deferred Income Taxes	28,152	6,042	63,636	—	97,830
Other Liabilities	16,664	32,018	37,085	—	85,767
Amounts Due To (From) Subsidiaries	82,963	—	129,049	(212,012)	—
Minority Interest	—	—	2,797	—	2,797
Shareholders’ Equity	1,026,341	831,795	789,242	(1,621,037)	1,026,341

Total Liabilities and Shareholders’ Equity	$1,562,813	$978,734	$1,213,604	$(1,833,049)	$1,922,102

Condensed Consolidating Statement of Operations for the fiscal year ended October 31, 2008

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$851,628	$654,666	$(23,122)	$1,483,172
Cost of Sales	—	568,377	447,598	(23,122)	992,853

	—	283,251	207,068	—	490,319
Expenses
Selling, general and administrative	—	119,655	119,627	—	239,282
Research, development and engineering	—	26,927	59,871	—	86,798

Total Expenses	—	146,582	179,498	—	326,080
Other
Other expense (income)	90	—	(4)	—	86

Total Other	90	—	(4)	—	86

Operating Earnings from Continuing Operations	(90)	136,669	27,574	—	164,153

Interest income	(22,118)	(3,803)	(39,699)	61,246	(4,374)
Interest expense	28,818	21,921	40,429	(61,246)	29,922
Gain on derivative financial instrument	(1,850)	—	—	—	(1,850)

Other (Income) Expense, Net	4,850	18,118	730	—	23,698

Income (Loss) from Continuing Operations Before Taxes	(4,940)	118,551	26,844	—	140,455
Income Tax Expense (Benefit)	(1,159)	28,621	(899)	—	26,563

Income (Loss) From Continuing Operations Before Minority Interest	(3,781)	89,930	27,743	—	113,892
Minority Interest	—	—	(383)	—	(383)

Income (Loss) From Continuing Operations	(3,781)	89,930	27,360	—	113,509

Gain on Discontinued Operations	—	—	7,024	—	7,024
Equity in Net Income of Consolidated Subsidiaries	124,314	21,554	779	(146,647)	—

Net Income (Loss)	$120,533	$111,484	$35,163	$(146,647)	$120,533

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2008

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$120,533	$111,484	$35,163	$(146,647)	$120,533
Minority interest	—	—	383	—	383
Depreciation & amortization	—	27,686	38,613	—	66,299
Deferred income tax	(16,555)	235	(6,586)	—	(22,906)
Share-based compensation	—	4,873	3,838	—	8,711
Working capital changes, net of effect of acquisitions
Accounts receivable	(22)	(10,188)	(44,392)	—	(54,602)
Inventories	—	(7,979)	(20,445)	—	(28,424)
Prepaid expenses	—	(49)	(1,575)	—	(1,624)
Other current assets	—	—	(1,058)	—	(1,058)
Accounts payable	(1,288)	2,399	11,673	—	12,784
Accrued liabilities	(3,798)	8,038	14,484	—	18,724
Federal & foreign income taxes	1,514	(8,346)	3,470	—	(3,362)
Other liabilities	2,899	(1,357)	(1,693)	—	(151)
Other, net	3,164	185	237	—	3,586

	106,447	126,981	32,112	(146,647)	118,893

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(388)	(19,439)	(20,838)	—	(40,665)
Proceeds from sale of capital assets	—	470	631	—	1,101
Acquisitions of businesses, net	—	(1,618)	11,043	—	9,425

	(388)	(20,587)	(9,164)	—	(30,139)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2008

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	7,516	—	—	—	7,516
Excess tax benefits from stock option exercises	1,983	—	—	—	1,983
Dividends paid to minority interest	—	—	(554)	—	(554)
Net change in credit facilities	—	—	(2,191)	—	(2,191)
Repayment of long-term debt	(68,020)	(1,152)	(860)	—	(70,032)
Net change in intercompany financing	(55,927)	(84,871)	(5,849)	146,647	—

	(114,448)	(86,023)	(9,454)	146,647	(63,278)

Effect of foreign exchange rates on cash	(2)	40	(11,938)	—	(11,900)

Net increase (decrease) in cash and cash equivalents	(8,391)	20,411	1,556	—	13,576
Cash and cash equivalents – beginning of year	89,275	1,502	56,292	—	147,069

Cash and cash equivalents – end of year	$80,884	$21,913	$57,848	$—	$160,645

Condensed Consolidating Balance Sheet as of October 26, 2007

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$89,275	$1,502	$56,292	$—	$147,069
Cash in escrow	—	—	—	—	—
Accounts receivable, net	183	117,247	144,657	—	262,087
Inventories	—	119,093	139,083	—	258,176
Income tax refundable	—	—	11,580	—	11,580
Deferred income tax benefits	29,031	2	7,944	—	36,977
Prepaid expenses	26	4,535	8,695	—	13,256

Total Current Assets	118,515	242,379	368,251	—	729,145

Property, Plant & Equipment, Net	1,951	105,388	110,082	—	217,421
Goodwill	—	209,276	447,589	—	656,865
Intangibles, Net	—	74,445	290,872	—	365,317
Debt Issuance Costs, Net	9,192	—	—	—	9,192
Deferred Income Tax Benefits	2,976	—	30,300	—	33,276
Other Assets	3,255	15,352	9,236	—	27,843
Amounts Due To (From) Subsidiaries	243,882	—	—	(243,882)	—
Investment in Subsidiaries	1,269,230	199,713	24,774	(1,493,717)	—

Total Assets	$1,649,001	$846,553	$1,281,104	$(1,737,599)	$2,039,059

Condensed Consolidating Balance Sheet as of October 26, 2007

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$1,798	$27,678	$60,781	$—	$90,257
Accrued liabilities	28,692	60,180	98,724	—	187,596
Credit facilities	—	—	8,634	—	8,634
Current maturities of long-term debt	10,239	1,152	775	—	12,166
Deferred income tax liability	1,573	—	—	—	1,573
Federal and foreign income taxes	4,564	(4,588)	11,271	—	11,247

Total Current Liabilities	46,866	84,422	180,185	—	311,473

Long-Term Debt, Net	452,645	1,167	1,190	—	455,002
Deferred Income Taxes	20,747	—	90,191	—	110,938
Other Liabilities	6,917	8,734	21,201	—	36,852
Amounts Due To (From) Subsidiaries	—	58,935	99,826	(158,761)	—
Minority Interest	—	—	2,968	—	2,968
Shareholders’ Equity	1,121,826	693,295	885,543	(1,578,838)	1,121,826

Total Liabilities and Shareholders’ Equity	$1,649,001	$846,553	$1,281,104	$ (1,737,599)	$2,039,059

Condensed Consolidating Statement of Operations for the fiscal year ended October 26, 2007

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$744,085	$478,111	$(15,163)	$1,207,033
Cost of Sales	—	506,178	342,958	(15,163)	833,973

	—	237,907	135,153	—	373,060
Expenses
Selling, general and administrative	—	103,775	96,051	—	199,826
Research, development and engineering	—	27,144	39,747	—	66,891

Total Expenses	—	130,919	135,798	—	266,717
Other
Other expense	—	—	24	—	24
Insurance recovery	—	—	(37,467)	—	(37,467)

Total Other	—	—	(37,443)	—	(37,443)

Operating Earnings from Continuing Operations	—	106,988	36,798	—	143,786

Interest income	(20,662)	(4,797)	(22,375)	44,741	(3,093)
Interest expense	34,450	21,268	24,322	(44,741)	35,299
Loss on extinguishment of debt	1,100	—	—	—	1,100

Other Expense, Net	14,888	16,471	1,947	—	33,306

Income (Loss) from Continuing Operations Before Taxes	(14,888)	90,517	34,851	—	110,480
Income Tax
Expense (Benefit)	(3,362)	20,819	5,108	—	22,565

Income (Loss) From Continuing Operations Before Minority Interest	(11,526)	69,698	29,743	—	87,915
Minority Interest	—	—	(153)	—	(153)

Income (Loss) From Continuing Operations	(11,526)	69,698	29,590	—	87,762

Gain on Discontinued Operations	—	—	4,522	—	4,522
Equity in Net Income of Consolidated Subsidiaries	103,810	12,658	(2,063)	(114,405)	—

Net Income (Loss)	$92,284	$82,356	$32,049	$(114,405)	$92,284

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 26, 2007

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$92,284	$82,356	$32,049	$(114,405)	$92,284
Minority interest	—	—	153	—	153
Depreciation & amortization	—	27,276	28,544	—	55,820
Deferred income tax	3,729	23	(19,184)	—	(15,432)
Share-based compensation	—	3,764	3,138	—	6,902
Working capital changes, net of effect of acquisitions
Accounts receivable	118	(7,853)	(286)	—	(8,021)
Inventories	—	(4,054)	(8,018)	—	(12,072)
Prepaid expenses	138	342	(1,409)	—	(929)
Accounts payable	1,073	6,073	374	—	7,520
Accrued liabilities	3,148	(2,886)	(3,696)	—	(3,434)
Federal & foreign income taxes	1,773	(1,329)	4,269	—	4,713
Other liabilities	145	(637)	(3,382)	—	(3,874)
Other, net	497	(7,494)	5,091	—	(1,906)

	102,905	95,581	37,643	(114,405)	121,724

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(145)	(14,735)	(15,587)	—	(30,467)
Proceeds from sale of capital assets	29	836	2,210	—	3,075
Acquisitions of businesses, net	—	(2,073)	(352,875)	—	(354,948)

	(116)	(15,972)	(366,252)	—	(382,340)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 26, 2007

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	9,742	—	—	—	9,742
Excess tax benefits from stock option exercises	2,728	—	—	—	2,728
Proceeds provided by sale of common stock	187,145	—	—	—	187,145
Debt and other issuance costs	(6,409)	—	—	—	(6,409)
Dividends paid to minority interest	—	—	(763)	—	(763)
Net change in credit facilities	(5,000)	—	5,144	—	144
Proceeds from issuance of long-term debt	275,000	—	—	—	275,000
Repayment of long-term debt	(104,291)	(1,065)	(317)	—	(105,673)
Net change in intercompany financing	(386,727)	(79,816)	352,138	114,405	—

	(27,812)	(80,881)	356,202	114,405	361,914

Effect of foreign exchange rates on cash	(45)	102	3,076	—	3,133

Net increase (decrease) in cash and cash equivalents	74,932	(1,170)	30,669	—	104,431
Cash and cash equivalents – beginning of year	14,343	2,672	25,623	—	42,638

Cash and cash equivalents – end of year	$89,275	$1,502	$56,292	$—	$147,069

Condensed Consolidating Statement of Operations for the fiscal year ended October 27, 2006

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$638,494	$296,225	$(14,272)	$920,447
Cost of Sales	—	436,358	211,341	(14,272)	633,427

	—	202,136	84,884	—	287,020
Expenses
Selling, general and administrative	—	95,185	56,883	—	152,068
Research, development and engineering	—	22,298	26,779	—	49,077

Total Expenses	—	117,483	83,662	—	201,145
Other
Other income	—	—	(490)	—	(490)
Insurance recovery	—	—	(4,890)	—	(4,890)

Total Other	—	—	(5,380)	—	(5,380)

Operating Earnings from Continuing Operations	—	84,653	6,602	—	91,255

Interest income	(20,857)	(4,758)	(1,656)	24,696	(2,575)
Interest expense	20,551	13,902	11,531	(24,696)	21,288
Loss on extinguishment of debt	2,156	—	—	—	2,156

Other Expense, Net	1,850	9,144	9,875	—	20,869

Income (Loss) from Continuing Operations Before Taxes	(1,850)	75,509	(3,273)	—	70,386
Income Tax Expense (Benefit)	(517)	17,636	(1,209)	—	15,910

Income (Loss) From Continuing Operations Before Minority Interest	(1,333)	57,873	(2,064)	—	54,476
Minority Interest	—	—	(865)	—	(865)

Income (Loss) From Continuing Operations	(1,333)	57,873	(2,929)	—	53,611

Gain on Discontinued Operations	—	—	2,004	—	2,004
Equity in Net Income of Consolidated Subsidiaries	56,948	4,010	—	(60,958)	—

Net Income (Loss)	$55,615	$61,883	$(925)	$(60,958)	$55,615

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 27, 2006

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$55,615	$61,883	$(925)	$(60,958)	$55,615
Minority interest	—	—	865	—	865
Depreciation & amortization	—	23,585	19,248	—	42,833
Deferred income tax	(1,561)	87	(149)	—	(1,623)
Share-based compensation	—	3,667	1,763	—	5,430
Gain on sale of short-term investments	(610)	—	—	—	(610)
Working capital changes, net of effect of acquisitions Accounts receivable	370	(8,653)	(8,228)	—	(16,511)
Inventories	—	(23,513)	(15,728)	—	(39,241)
Prepaid expenses	15	1	(1,321)	—	(1,305)
Accounts payable	(265)	801	7,570	—	8,106
Accrued liabilities	(146)	4,209	(4,709)	—	(646)
Federal & foreign income taxes	810	(1,853)	(11,487)	—	(12,530)
Other liabilities	(1,579)	(4,619)	4,521	—	(1,677)
Other, net	(1,541)	785	(1,274)	—	(2,030)

	51,108	56,380	(9,854)	(60,958)	36,676

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(133)	(16,624)	(10,296)	—	(27,053)
Proceeds from sale of capital assets	6	1,006	144	—	1,156
Proceeds from sale of short-term investments	63,266	—	—	—	63,266
Acquisitions of businesses, net	—	(125,456)	(64,888)	—	(190,344)

	63,139	(141,074)	(75,040)	—	(152,975)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 27, 2006

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	4,038	—	—	—	4,038
Excess tax benefits from stock option exercises	545	—	—	—	545
Net change in credit facilities	5,000	—	905	—	5,905
Proceeds from issuance of long-term debt	100,000	—	—	—	100,000
Repayment of long-term debt	(70,001)	—	(1,371)	—	(71,372)
Net change in intercompany financing	(214,850)	85,236	68,656	60,958	—

	(175,268)	85,236	68,190	60,958	39,116

Effect of foreign exchange rates on cash	—	(24)	1,541	—	1,517

Net increase (decrease) in cash and cash equivalents	(61,021)	518	(15,163)	—	(75,666)
Cash and cash equivalents – beginning of year	75,364	2,154	40,786	—	118,304

Cash and cash equivalents – end of year	$14,343	$2,672	$25,623	$—	$42,638

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Esterline Technologies Corporation

We have audited the accompanying consolidated balance sheets of Esterline Technologies Corporation as of October 31, 2008 and October 26, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended October 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Esterline Technologies Corporation at October 31, 2008 and October 26, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the financial statements, in 2008 the Company changed its method of accounting for uncertainties in income taxes upon the adoption of Financial Accounting Standards Board Interpretation No. 48. As discussed in Note 8 to the financial statements, in 2007 the Company changed its method of accounting for defined pension and other postretirement plans in accordance with FASB Statement No. 158. As discussed in Note 1 to the financial statements, in 2006 the Company changed its method of accounting for share-based payments in accordance with FASB Statement No. 123(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Esterline Technologies Corporation’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 19, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Seattle, Washington

December 19, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Esterline Technologies Corporation

We have audited Esterline Technologies Corporation’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Esterline Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Esterline Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Esterline Technologies Corporation as of October 31, 2008 and October 26, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended October 31, 2008 of Esterline Technologies Corporation and our report dated December 19, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

December 19, 2008

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2008. Based upon that evaluation, they concluded as of October 31, 2008, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of October 31, 2008 that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system over financial reporting is designed by, or under the supervision of, our chief executive officer and chief financial officer, and is effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)      pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the assets of the company;

(ii)     provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that transactions are made only in accordance with the authorization of our management and directors; and

(iii)    provide reasonable assurance regarding prevention or timely detection of unauthorized transactions that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of Esterline’s internal control over financial reporting as of October 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-

Integrated Framework. Based on management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of October 31, 2008.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report appears on page 115.

/s/ Robert W. Cremin
Robert W. Cremin
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer)

/s/ Gary J. Posner
Gary J. Posner
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Changes in Internal Control Over Financial Reporting

During the three months ended October 31, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

We hereby incorporate by reference the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Other Information as to Directors – Board and Board Committees,” and “Other Information as to Directors – Director Nominations and Qualifications” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 4, 2009.

Information regarding our executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

We hereby incorporate by reference the information set forth under “Other Information as to Directors – Director Compensation,” “Executive Compensation – Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 4, 2009.

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

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	1,670,425	$36.76	1,715,172 (1)(2)
Equity compensation plans not approved by security holders	—	—	—

Total	1,670,425	$36.76	1,715,172

(1)

Of these shares, 1,399,450 shares are available for issuance under the 2004 Equity Incentive Plan, 295,010 shares are available for purchase under the 2002 Employee Stock Purchase Plan, and 20,712 shares are available for grant under the Non-Employee Directors’ Stock Compensation Plan, as of the end of the Company’s last completed fiscal year.

(2)

Pursuant to the Non-Employee Directors’ Stock Compensation Plan effective beginning fiscal 2008, each of the Company’s non-employee directors will receive an automatic grant of shares of Common Stock not subject to any restriction within 45 days of each annual shareholders meeting with an aggregate market value of $60,000 based on the closing price of the Common Stock on that date.

We hereby incorporate by reference the information set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 4, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information set forth under “Certain Relationships and Related Transactions” and “Other Information as to Directors – Board and Board Committees” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 4, 2009.

Item 14.  Independent Registered Public Accounting Firm Fees and Services

We hereby incorporate by reference the information set forth under “Independent Registered Public Accounting Firm’s Fees” in the definitive form of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on March 4, 2009.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements.

Our Consolidated Financial Statements are as set forth under Item 8 of this report on Form 10-K.

(a)(2)  Financial Statement Schedules.

The following consolidated financial statement schedule of the Company is included as follows:

ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Year	Charged to Costs & Expenses	Other [2]	Deductions	Balance at End of Year

Reserve for Doubtful Accounts Receivable

Fiscal Years

2008	$5,378	$788	$—	$(975)[1]	$5,191

2007	$4,338	$791	$874	$(625)[1]	$5,378

2006	$4,462	$540	$57	$(721)[1]	$4,338

[1]	Uncollectible accounts written off, net of recoveries.
[2]	Acquisition-related addition.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)  Exhibits.

See Exhibit Index on pages 124-129.

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

Dated: December 23, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert W. Cremin	Chairman, President and	December 23, 2008
(Robert W. Cremin)	Chief Executive Officer	Date
(Principal Executive Officer)

/s/ Robert D. George	Vice President,	December 23, 2008
(Robert D. George)	Chief Financial Officer,	Date
Secretary and Treasurer
(Principal Financial Officer)

/s/ Gary J. Posner	Corporate Controller and	December 23, 2008
(Gary J. Posner)	Chief Accounting Officer	Date
(Principal Accounting Officer)

/s/ Lewis E. Burns	Director	December 23, 2008
(Lewis E. Burns)		Date

/s/ John F. Clearman	Director	December 23, 2008
(John F. Clearman)		Date

/s/ Robert S. Cline	Director	December 23, 2008
(Robert S. Cline)		Date

/s/ Anthony P. Franceschini	Director	December 23, 2008
(Anthony P. Franceschini)		Date

/s/ Paul V. Haack	Director	December 23, 2008
(Paul V. Haack)		Date

/s/ Charles R. Larson	Director	December 23, 2008
(Charles R. Larson)		Date

/s/ Jerry D. Leitman	Director	December 23, 2008
(Jerry D. Leitman)		Date

/s/ James J. Morris	Director	December 23, 2008
(James J. Morris)		Date

/s/ James L. Pierce	Director	December 23, 2008
(James L. Pierce)		Date

Exhibit Number	Exhibit Index

2.1	Share Purchase Agreement among Cobham plc, Esterline Acquisition Limited and Esterline Technologies Corporation dated March 8, 2006. (Incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

2.2	Share Purchase Agreement among ONCAP L.P., ONCAP (Cayman) L.P., Onex Corporation, the other vendors, CMC Electronics Holdings Inc., CMC Electronics Inc., CMC Electronics Aurora Inc., and Esterline Technologies Corporation dated as of January 31, 2007. (Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2007 [Commission File Number 1-6357].)

3.1	Restated Certificate of Incorporation for Esterline Technologies Corporation, dated June 6, 2002. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2002 [Commission File Number 1-6357], with Form of Certificate of Designation, dated December 11, 2002.) (Incorporated by reference to Exhibit 4.1 to Esterline’s Registration of Securities on Form 8-A filed December 12, 2002 [Commission File Number 1-6357].)

3.2	By-laws of the Company, as amended and restated September 8, 2005. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 9, 2005 [Commission File Number 1-6357].)

4.1	Rights Agreement dated as of December 11, 2002, between Esterline Technologies Corporation and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designation of Series B Serial Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, as amended, filed on December 12, 2002 [Commission File Number 1-6357].)

4.2	Indenture relating to Esterline Technologies Corporation’s 7.75% Senior Subordinated Notes due 2013, dated as of June 11, 2003. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003 [Commission File Number 1-6357].)

4.3	Form of Exchange Note for the 7.75% Senior Subordinated Notes due 2013. (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-4, as amended, filed on September 30, 2003 [Commission File Number 333-109325].)

4.4	Registration Rights Agreement among Esterline Technologies Corporation, its subsidiaries listed on Schedule 1 thereto, Wachovia Capital Markets, LLC, Banc of Americas Securities LLC, KeyBanc Capital Markets, a division of McDonald Investments and Wells Fargo Securities, LLC, dated March 1, 2007 (“2007 Registration Rights Agreement”). (Incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K filed on March 7, 2007 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

4.5	Indenture relating to Esterline Technologies Corporation’s 6.625% Senior Notes due 2017, dated as of March 1, 2007. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 7, 2007 [Commission File Number 1-6357].)

4.6	Form of Exchange Note for the 6.625% Senior Notes due 2017. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed on June 29, 2007 [Commission File Number 333-144161].)

4.7	Supplemental Indenture, relating to Esterline Technologies Corporation’s 7.75% Senior Subordinated Notes due 2013, dated as of June 27, 2007. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 28, 2007 [Commission File Number 1-6357].)

4.8	Amendment dated as of July 31, 2007 to 2007 Registration Rights Agreement. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4/A filed on August 6, 2007 [Commission File Number 333-144161].)

4.9	Supplemental Indenture, relating to Esterline Technologies Corporation’s 6.625% Senior Notes due 2017, dated as of July 26, 2007. (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4/A filed on August 6, 2007 [Commission File Number 333-144161].)

10.1	Amendment No. 5 Credit Agreement, dated as of March 13, 2007, among Esterline Technologies Corporation, the financial institutions referred to therein and Wachovia Bank, National Association, as Administrative Agent. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 19, 2007 [Commission File Number 1-6357].)

10.2	Industrial Lease dated July 17, 1984, between 901 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 901 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.2a	Fourth Amendment dated July 27, 1994, to Industrial Lease dated July 17, 1984 between Houg Family Partnership, as successor to 901 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.4a to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.3	Industrial Lease dated July 17, 1984, between 801 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 801 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.3a	Fourth Amendment dated March 28, 1994, to Industrial Lease dated July 17, 1984, between Michael Maloney and the Bancroft & Maloney general partnership, as successor to 801 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.5a to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.4*	Compensation of Directors for fiscal year ended October 31, 2008.

10.6*	Esterline Technologies Corporation Supplemental Retirement Income Plan. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.7*	Esterline Technologies Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2008 [Commission File Number 1-6357].)

10.8*	Executive Officer Termination Protection Agreement. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number I-6357].)

10.9a*	Offer Letter from Esterline Technologies Corporation to Richard Wood dated February 2, 2005. (Incorporated by reference to Exhibit 10.19b to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File Number 1-6357].)

10.9b*	Severance Protection Agreement between Richard Wood and Esterline Technologies Corporation, dated February 23, 2005. (Incorporated by reference to Exhibit 10.19c to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File Number 1-6357].)

10.10*	Offer Letter from Esterline Technologies Corporation to Frank Houston dated March 4, 2005. (Incorporated by reference to Exhibit 10.19e to the Company’s Current Report on Form 8-K dated March 29, 2005 [Commission File Number 1-6357].)

10.11*	Offer Letter from Esterline Technologies Corporation to Brad Lawrence dated December 11, 2006. (Incorporated by reference to Exhibit 10.19f to the Company’s Current Report on Form 8-K dated January 23, 2007 [Commission File Number 1-6357].)

10.12	Real Property Lease and Sublease, dated June 28, 1996, between 810 Dexter L.L.C. and Korry Electronics Co. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.13*	Esterline Technologies Corporation Amended and Restated 1997 Stock Option Plan. (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed March 14, 2003 [Commission File Number 333-103846].)

10.14	Property lease between Slibail Immobilier and Norbail Immobilier and Auxitrol S.A., dated April 29, 1997, relating to the manufacturing facility of Auxitrol at 5, allée Charles Pathé, 18941 Bourges Cedex 9, France, effective on the construction completed date (December 5, 1997). (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.15	Industrial and Build-to-Suit Purchase and Sale Agreement between The Newhall Land and Farming Company, Esterline Technologies Corporation and TA Mfg. Co., dated February 13, 1997 including Amendments, relating to premises located at 28065 West Franklin Parkway, Valencia, CA. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.16	Lease Agreement, dated as of February 27, 1998, between Glacier Partners and Advanced Input Devices, Inc., Lease Amendment #1, dated February 27, 1998. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2000 [Commission File Number 1-6357].)

10.17*	Esterline Technologies Corporation 2002 Employee Stock Purchase Plan, as amended on March 5, 2008. (Incorporated by reference to Annex D of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on February 4, 2008 [Commission File Number 1-6357].)

10.18	Lease Agreement, dated as of August 6, 2003, by and between the Prudential Insurance Company of America and Mason Electric Co., relating to premises located at Sylmar, California. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 [Commission File Number 1-6357].)

10.19	Occupation Lease of Buildings known as Phases 3 and 4 on the Solartron Site at Victoria Road, Farnborough, Hampshire between J Sainsbury Developments Limited and Weston Aerospace Limited, dated July 21, 2000. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 [Commission File Number 1-6357].)

10.20a*	Esterline Technologies Corporation 2004 Equity Incentive Plan, as amended on March 5, 2008. (Incorporated by reference to Annex C of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on February 4, 2008 [Commission File Number 1-6357].)

10.20b*	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.36a to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.21	Lease Agreement dated as of March 19, 1969, as amended, between Leach Corporation and Gin Gor Ju, Trustee of Ju Family Trust, relating to premises located in Orange County. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended October 29, 2004 [Commission File Number 1-6357].)

10.22	Lease Agreement, dated November 29, 2005 between Lordbay Investments Limited, Darchem Engineering Limited and Darchem Holdings Limited relating to premises located at Units 4 and 5 Eastbrook Road, London Borough of Gloucestershire Gloucester. (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2006 [Commission File Number 1-6357].)

10.23*	Esterline Technologies Corporation Amended and Restated Non-Employee Directors’ Stock Compensation Plan. (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File Number 1-6357].)

10.24	Amendment No. 1 dated as of November 23, 2005 to Lease Agreement dated as of March 1, 1994 between Highland Industrial Park, Inc. and Armtec Countermeasures Company. (Incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2006 [Commission File Number 1-6357].)

10.25*	Esterline Technologies Corporation Fiscal Year 2008 Annual Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2008 [Commission File Number 1-6357].)

10.26*	Esterline Technologies Supplemental Executive Retirement and Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.27	Lease Agreement dated November 4, 2002, between American Ordnance LLC and FR Countermeasures, relating to premises located at 25A Ledbetter Gate Road, Milan, Tennessee. (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.28	Lease Agreement between Capstone PF LLC and Korry Electronics Co. dated as of March 26, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2008 [Commission File Number 1-6357].)

10.29	Exhibit C to Lease Agreement between Capstone PF LLC and Korry Electronics Co. dated as of March 26, 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.30	First Amendment to Building Lease and Sublease, dated June 25, 2008, between Capstone PF LLC and Korry Electronics Co. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.31	Second Amendment to Building Lease and Sublease, dated July 30, 2008, between Capstone PF LLC and Korry Electronics Co. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.32	Subordination, Nondisturbance and Attornment Agreement and Estoppel Certificate, dated July 30, 2008, between Keybank National Assocation and Korry Electronics Co. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.33	Agreement for the sale and purchase of the entire issued share capital of Muirhead Aerospace Limited between Esterline Technologies Limited, Esterline Technologies Corporation, EMA Holding UK Limited, and Ametek, Inc. dated November 3, 2008.

10.34	Stock Purchase Agreement between NMC Group, Inc. and Esterline Technologies Corporation dated November 17, 2008.

11.1	Schedule setting forth computation of earnings per share for the five fiscal years ended October 31, 2008.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.