Form 10-Q
period 2009-01-30
ESTERLINE TECHNOLOGIES CORP
filed 2009-03-05
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2009

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

Yes                                                       No              X

As of March 2, 2009, 29,689,809 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of January 30, 2009 and October 31, 2008

(In thousands, except share amounts)

	January 30, 2009		October 31, 2008
ASSETS	(Unaudited	)

Current Assets
Cash and cash equivalents	$81,231		$160,645
Accounts receivable, net of allowances of $4,835 and $5,191	270,974		297,506
Inventories
Raw materials and purchased parts	119,532		110,984
Work in process	102,744		105,586
Finished goods	52,995		45,403

	275,271		261,973

Income tax refundable	4,066		5,567
Deferred income tax benefits	34,781		37,702
Prepaid expenses	15,141		13,040
Other current assets	468		897

Total Current Assets	681,932		777,330

Property, Plant and Equipment	423,506		430,824
Accumulated depreciation	221,944		226,362

	201,562		204,462

Other Non-Current Assets
Goodwill	696,624		576,861
Intangibles, net	384,492		290,440
Debt issuance costs, net of accumulated amortization of $6,507 and $6,132	7,213		7,587
Deferred income tax benefits	58,127		55,821
Other assets	36,495		9,601

	$2,066,445		$1,922,102

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of January 30, 2009 and October 31, 2008

(In thousands, except share amounts)

	January 30, 2009		October 31, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited	)

Current Liabilities
Accounts payable	$78,656		$89,807
Accrued liabilities	201,716		210,422
Credit facilities	118,858		5,171
Current maturities of long-term debt	8,352		8,388
Deferred income tax liabilities	1,759		2,889
Federal and foreign income taxes	9,458		4,442

Total Current Liabilities	418,799		321,119

Long-Term Liabilities
Long-term debt, net of current maturities	382,446		388,248
Deferred income tax liabilities	112,932		97,830
Pension and post-retirement obligations	88,673		85,767
Other liabilities	30,038		—

Commitments and Contingencies

Minority Interest	2,832		2,797

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 29,689,453 and 29,636,481 shares	5,938		5,927
Additional paid-in capital	497,508		493,972
Retained earnings	640,006		613,063
Accumulated other comprehensive income (loss)	(112,727)		(86,621)

Total Shareholders’ Equity	1,030,725		1,026,341

	$2,066,445		$1,922,102

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Month Periods Ended January 30, 2009 and February 1, 2008

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	January 30, 2009	February 1, 2008

Net Sales	$309,717	$357,325
Cost of Sales	207,565	242,112

	102,152	115,213
Expenses
Selling, general & administrative	59,725	59,428
Research, development & engineering	17,398	21,632

Total Expenses	77,123	81,060
Other
Other expense	5,014	—

Total Other	5,014	—

Operating Earnings From Continuing Operations	20,015	34,153

Interest income	(411)	(1,292)
Interest expense	6,736	7,906
Gain on derivative financial instrument	—	(1,850)

Other Expense, Net	6,325	4,764

Income From Continuing Operations Before Income Taxes	13,690	29,389
Income Tax Expense (Benefit)	2,168	(358)

Income From Continuing Operations Before Minority Interest	11,522	29,747
Minority Interest	(35)	(22)

Income From Continuing Operations	11,487	29,725

Income From Discontinued Operations, Net of Tax	15,456	1,259

Net Earnings	$26,943	$30,984

Earnings Per Share – Basic:
Continuing operations	$.39	$1.01
Discontinued operations	.52	.04

Earnings Per Share – Basic	$.91	$1.05

Earnings Per Share – Diluted:
Continuing operations	$.38	$1.00
Discontinued operations	.52	.04

Earnings Per Share – Diluted	$.90	$1.04

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Month Periods Ended January 30, 2009 and February 1, 2008

(Unaudited)

(In thousands)

	Three Months Ended
	January 30, 2009	February 1, 2008

Cash Flows Provided (Used) by Operating Activities
Net earnings	$26,943	$30,984
Minority interest	35	22
Depreciation and amortization	14,491	16,059
Deferred income taxes	(1,121)	(4,515)
Share-based compensation	1,972	1,916
Gain on sale of discontinued operation	(26,379)	—
Working capital changes, net of effect of acquisitions
Accounts receivable	31,646	27,847
Inventories	(13,219)	(17,697)
Prepaid expenses	(2,460)	(2,462)
Other current assets	446	(304)
Accounts payable	(14,810)	(1,641)
Accrued liabilities	(19,349)	(10,678)
Federal and foreign income taxes	7,771	(4,051)
Pension and post-retirement obligations	4,712	(395)
Other, net	(6,510)	451

	4,168	35,536

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(7,521)	(9,584)
Proceeds from sale of discontinued operation, net of cash	62,944	—
Proceeds from sale of capital assets	94	362
Acquisitions, net of cash	(250,777)	—

	(195,260)	(9,222)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Month Periods Ended January 30, 2009 and February 1, 2008

(Unaudited)

(In thousands)

	Three Months Ended
	January 30, 2009	February 1, 2008

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	1,575	1,707
Excess tax benefits from stock options exercised	—	1
Net change in credit facilities	113,705	(2,646)
Repayment of long-term debt, net	(1,315)	(64,305)

	113,965	(65,243)

Effect of Foreign Exchange Rates on Cash	(2,287)	(1,631)

Net Decrease in Cash and Cash Equivalents	(79,414)	(40,560)

Cash and Cash Equivalents – Beginning of Period	160,645	147,069

Cash and Cash Equivalents – End of Period	$81,231	$106,509

Supplemental Cash Flow Information
Cash Paid for Interest	$6,493	$8,686
Cash Paid for Taxes	7,011	8,423

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Periods Ended January 30, 2009 and February 1, 2008

1.	The consolidated balance sheet as of January 30, 2009, the consolidated statement of operations for the three month periods ended January 30, 2009, and February 1, 2008, and the consolidated statement of cash flows for the three month periods ended January 30, 2009, and February 1, 2008, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America. The first fiscal quarter of 2009 contained 13 weeks, while the first fiscal quarter of 2008 contained 14 weeks.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 1,250,960 and 283,392 in the first fiscal quarter of 2009 and 2008, respectively. Shares used for calculating earnings per share are disclosed in the following table.

(In thousands)	Three Months Ended
	January 30, 2009	February 1, 2008

Shares Used for Basic Earnings Per Share	29,664	29,386
Shares Used for Diluted Earnings Per Share	29,865	29,811

5.	Recent Accounting Pronouncements

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

The significant changes in the accounting for business combination transactions under Statement No. 141(R) include the following:

•	Recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests of acquired businesses.

•

Measure all acquirer shares issued in consideration for a business combination at fair value on the acquisition date. With the effectiveness of Statement No. 141(R), the “agreement and announcement date” measurement principles in EITF Issue 99-12 will be nullified.

•	Recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings.

•

With the one exception described in the last sentence of this section, recognize pre-acquisition gain and loss contingencies at their acquisition-date fair values. Subsequent accounting for pre-acquisition loss contingencies is based on the greater of acquisition-date fair value or the amount calculated pursuant to FASB Statement No. 5, “Accounting for Contingencies,” (Statement No. 5). Subsequent accounting for pre-acquisition gain contingencies is based on the lesser of acquisition-date fair value or the best estimate of the future settlement amount. Adjustments after the acquisition date are made only upon the receipt of new information on the possible outcome of the contingency, and changes to the measurement of pre-acquisition contingencies are recognized in ongoing results of operations. Absent new information, no adjustments to the acquisition-date fair value are made until the contingency is resolved. Pre-acquisition contingencies that are both (1) non-contractual and (2) as of the acquisition date are “not more likely than not” of materializing are not recognized in acquisition accounting and, instead, are accounted for based on the guidance in Statement No. 5, “Accounting for Contingencies.”

•

Capitalize in-process research and development (IPR&D) assets acquired at acquisition date fair value. After acquisition, apply the indefinite-lived impairment model (lower of basis or fair value) through the development period to capitalized IPR&D without amortization. Charge development costs incurred after acquisition to results of operations. Upon completion of a successful development project, assign an estimated useful life to the amount then capitalized, amortize over that life, and consider the asset a definite-lived asset for impairment accounting purposes.

•	Recognize acquisition-related transaction costs as an expense when incurred.

•

Recognize acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in Statement No. 146 are met as of the acquisition date. With the effectiveness of Statement No. 141(R), the EITF Issue 95-3 concepts of “assessing, formulating, finalizing and committing/communicating” that currently pertain to recognition in purchase accounting of an acquisition-related restructuring plan will be nullified.

•

Recognize changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense. Also, changes after the acquisition date in an acquired entity’s valuation allowance or tax uncertainty established at the acquisition date are accounted for as adjustments to income tax expense.

The Company is currently evaluating the impact of Statement No. 141(R) and Statement No. 160 on the Company’s financial statements.

6.	The Company’s comprehensive income is as follows:

(In thousands)	Three Months Ended
	January 30, 2009	February 1, 2008

Net Earnings	$26,943	$30,984
Change in Fair Value of Derivative Financial Instruments, Net of Tax (Expense) Benefit of $(331) and $981	525	(1,796)
Adjustment for Minimum Pension Liability, Net of Tax (Expense) Benefit of $(182) and $34	424	(70)
Foreign Currency Translation Adjustment	(27,055)	(23,458)

Comprehensive Income	$837	$5,660

7.	On December 15, 2008, the Company acquired all of the outstanding capital stock of NMC Group, Inc. (NMC) for approximately $89.8 million in cash, including acquisition costs. NMC designs and manufactures specialized light-weight fasteners principally for commercial aviation applications. The acquisition expands the scale of the Company’s existing advanced materials business. NMC is included in the Advanced Materials segment.

The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based upon a preliminary valuation analysis. The Company has not finalized the allocation of the purchase price to tangible and intangible assets and tax basis of acquired assets and liabilities. The Company recorded goodwill of $38.4 million. The amount allocated to goodwill is expected to be deductible for income tax purposes.

(In thousands)

As of December 15, 2008

Current assets	$7,945
Property, plant and equipment	3,246
Intangible assets subject to amortization Programs (15 year weighted average useful life)	41,590
Goodwill	38,416
Other assets	19

Total assets acquired	91,216

Current liabilities assumed	1,371

Net assets acquired	$89,845

On January 26, 2009, the Company acquired all of the outstanding capital stock of Racal Acoustics Global Ltd. (Racal) for approximately £117.7 million or $164.5 million in cash, including acquisition costs. Racal develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics segment. The acquisition expands the scale of the Company’s existing avionics and controls business. Racal is included in the Avionics & Controls segment.

The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based upon a preliminary valuation analysis. The Company has not finalized the allocation of the purchase price to tangible and intangible assets and tax basis of acquired assets and liabilities. The Company recorded goodwill of $109.2 million. The amount allocated to goodwill is not expected to be deductible for income tax purposes.

(In thousands)

As of January 26, 2009

Current assets	$22,836
Property, plant and equipment	1,949
Intangible assets subject to amortization Programs (15 year weighted average useful life)	65,798
Goodwill	109,210
Deferred income tax benefit	1,784

Total assets acquired	201,577

Current liabilities assumed	18,241
Deferred tax liabilities	18,841

Net assets acquired	$164,495

8.

On November 3, 2008, the Company sold U.K.-based Muirhead Aerospace Limited and Traxsys Input Products Limited, which were included in the Sensors & Systems segment, for approximately U.K. £40.0 million or $63.4 million, resulting in an after-tax gain of

$15.5 million. As a result, the consolidated financial statements present Muirhead Aerospace Limited and Traxsys Input Products Limited as a discontinued operation.

The operating results of the discontinued operations for the first quarter of fiscal 2008 and 2009 consisted of the following:

(In thousands)	January 30, 2009	February 1, 2008

Sales	$—	$15,104
Income from discontinued operations before income taxes	26,379	1,655
Income tax expense	10,923	396

Income from discontinued operations	$15,456	$1,259

9.	The effective income tax rate for the first fiscal quarter of 2009 was 18.9% (before a $0.4 million tax benefit) compared with 22.1% (before a $6.9 million tax benefit) for the prior-year period. The $0.4 million tax benefit in the first fiscal quarter of 2009 was the result of two events. The first event was a $2.0 million reduction of previously recorded withholding tax liabilities as a result of the enactment of a U.S.-Canadian tax treaty. The second event was the recording of a $1.6 million penalty due to a development with regard to certain foreign tax laws. The $6.9 million tax benefit in the first fiscal quarter of 2008 was the result of two events. The first event was the settlement of an examination of the U.S. federal income tax returns for fiscal years 2003 through 2005, which resulted in a $2.8 million reduction of previously estimated income tax liabilities. The second event was the enactment of tax laws reducing the Canadian statutory corporate income tax rate, which resulted in a $4.1 million net reduction of deferred income tax liabilities. The effective tax rate differed from the statutory rate in the first fiscal quarters of 2009 and 2008, as both years benefited from various tax credits and certain foreign interest expense deductions.

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

The Company adopted the provisions of FIN 48 effective October 27, 2007. During the first fiscal quarter of 2009, a gross increase of $17.0 million of unrecognized tax benefits was recorded due to developments with regard to certain foreign tax laws. As this liability represents an acquired tax liability, the recording of the liability resulted in an increase to goodwill. Further, the liability is specifically indemnified pursuant to a stock purchase agreement. As this liability is specifically indemnified pursuant to a stock purchase agreement, a receivable has been established to reflect the recoverability of the contingent tax. The total amount of unrecognized tax benefits that may decrease based on the reasonably possible resolution of certain tax matters within the next 12 months is $17.0 million. As this decrease represents an acquired tax liability, the reduction would be offset by a decrease to goodwill.

The Company recognizes interest related to unrecognized tax benefits in income tax expense. During the first fiscal quarter of 2009, a gross increase of $6.2 million of interest related to unrecognized tax benefits was recorded due to developments with regard to certain foreign tax laws. As this liability is specifically indemnified pursuant to a stock purchase agreement, a receivable has been established to reflect the recoverability of the contingent interest. The total amount of interest related to unrecognized tax benefits that may decrease based on the reasonably possible resolution of certain tax matters within the next 12 months is $6.2 million. This decrease would be offset by a reduction in a corresponding receivable.

The Company recognizes penalties related to unrecognized tax benefits in income tax expense. During the first fiscal quarter of 2009, a gross increase of $6.7 million of penalties related to unrecognized tax benefits was recorded due to developments with regard to certain foreign tax laws. As $5.1 million of this liability is specifically indemnified pursuant to a stock purchase agreement, a receivable has been established to reflect the recoverability of the contingent penalty. The total amount of penalties related to unrecognized tax benefits that may decrease based on the reasonably possible resolution of certain tax matters within the next 12 months is $6.7 million. The $5.1 million decrease would be offset by a reduction in a corresponding receivable. The remaining $1.6 million decrease would reduce the period’s tax expense.

The Company and/or one of its subsidiaries files income tax returns in the U. S. federal jurisdiction and various states and foreign jurisdictions. The Company and/or one of its subsidiaries which are no longer subject to income tax examinations by tax authorities in its major tax jurisdictions are as follows:

Tax Jurisdiction	Years No Longer Subject to Audit

U.S. Federal	2005 and prior
Canada	2002 and prior
France	2004 and prior
Germany	2003 and prior
United Kingdom	2003 and prior

10.

As of January 30, 2009, the Company had two share-based compensation plans – an employee stock purchase plan and an equity incentive plan. The compensation cost that has been charged against income for those plans for the first fiscal quarters of 2009 and 2008 was $2.0 million and $1.9 million, respectively. During the first fiscal quarters of 2009 and 2008, the Company issued 52,972 and 41,607 shares, respectively, under its employee stock plans. The Company converted the ESPP to a “safe harbor” design on December 16, 2008. Under the safe harbor design, shares are purchased by participants at 95% of the market value on the purchase date.

The fair value of the awards under the employee stock purchase plan was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table.

	Three Months Ended
	January 30, 2009	February 1, 2008

Risk-free interest rate (U.S. Treasury zero coupon issues)	3.32%	3.32 – 5.15%
Expected dividend yield	—	—
Expected volatility	33.8%	21.4 – 34.8%
Expected life (months)	6	6

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 378,800 options and 329,300 options in the three-month periods ended January 30, 2009 and February 1, 2008, respectively. The weighted-average grant date fair value of options granted during the three-month periods ended January 30, 2009, and February 1, 2008, was $15.92 per share and $26.32 per share, respectively.

The fair value of each option granted by the Company was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table.

Three Months Ended
	January 30, 2009	February 1, 2008

Risk-free interest rate (U.S. Treasury zero coupon issues)	1.43 – 3.12%	3.65 – 4.53%
Expected dividend yield	—	—
Expected volatility	36.8 – 43.1%	36.2 – 42.9%
Expected life (years)	4.5 – 9.5	4.5 – 9.5

11.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC. Components of periodic pension cost consisted of the following:

(In thousands)	Three Months Ended
	January 30, 2009	February 1, 2008

Components of Net Periodic Pension Cost
Service cost	$1,475	$1,801
Interest cost	4,575	4,389
Expected return on plan assets	(3,509)	(5,671)
Amortization of prior service cost	—	5
Amortization of actuarial loss	998	50

Net Periodic Cost	$3,539	$574

The Company’s principal post-retirement plans include non-U.S. plans, which are non-contributory healthcare and life insurance plans. The components of expense of these other retirement benefits consisted of the following:

(In thousands)	Three Months Ended
	January 30, 2009	February 1, 2008

Components of Net Periodic Pension Cost
Service cost	$82	$99
Interest cost	161	166
Amortization of actuarial loss	(19)	4

Net Periodic Cost	$224	$269

12.	The Company adopted the required portions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (Statement No. 157) on November 1, 2008. Statement No. 157 applies to all assets and liabilities that are being measured and reported at fair value. Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy of fair value measurements is described below:

Level 1 – Valuations are based on quoted prices that the Company has the ability to obtain in actively traded markets for identical assets and liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market or exchange traded market, a valuation of these instruments does not require a significant degree of judgment.

Level 2 – Valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuations are based on model-based techniques for which some or all of the assumptions are obtained from indirect market information that is significant to the overall fair value measurement and which require a significant degree of management judgment.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at January 30, 2009.

    (In thousands)

	Level 2	Total

Assets:
Embedded Derivatives	$3,224	$3,224
Liabilities:
Derivative Contracts	$30,033	$30,033

The Company’s embedded derivatives are the result of entering into sales or purchase contracts that are denominated in a currency other than the Company’s functional currency or the supplier’s or customer’s functional currency. The fair value is determined by calculating the difference between quoted exchange rates at the time the contract was entered into and the period end exchange rate. These contracts are categorized as Level 2 in the fair value hierarchy.

The Company’s derivative contracts consist of foreign currency exchange contracts. These derivative contracts are over the counter and their fair value is determined using modeling techniques that include market inputs such as interest rates, yield curves, and currency exchange rates. These contracts are categorized as Level 2 in the fair value hierarchy.

The Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (Statement No. 159) effective November 1, 2008. Statement No. 159 permits entities to elect to measure eligible financial instruments at fair value on an instrument-by-instrument basis. The adoption of Statement No. 159 had no impact on the consolidated financial position, results of operations or cash flows, as no eligible financial instruments were elected to be measured at fair value under this guidance.

13.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

    (In thousands)

	Three Months Ended
	January 30, 2009	February 1, 2008

Sales
Avionics & Controls	$128,468	$142,908
Sensors & Systems	84,555	93,541
Advanced Materials	96,694	120,876

Total Sales	$309,717	$357,325

Income from Continuing Operations
Avionics & Controls	$14,475	$15,450
Sensors & Systems	10,252	12,368
Advanced Materials	9,974	15,649

Segment Earnings	34,701	43,467

Corporate expense	(9,672)	(9,314)
Other expense	(5,014)	—
Interest income	411	1,292
Interest expense	(6,736)	(7,906)
Gain on derivative financial instrument	—	1,850

	$13,690	$29,389

14.	The acquisition of Racal was funded from cash proceeds from the sale of U.K.-based Muirhead and Traxsys and the Company’s line of credit. Due to holding of pounds sterling to fund the acquisition during a period of foreign exchange volatility, the Company incurred a $7.9 million foreign currency transaction loss in January 2009, which was recorded in other expense. To facilitate the acquisition of Racal, the Company executed a $159.7 million U.S. dollar-denominated intercompany loan with a wholly owned subsidiary, of which its functional currency is the pound sterling. The Company was subject to foreign currency exchange risk on this intercompany loan until bank lender approval was secured to convert the intercompany loan to an investment in subsidiary. On February 24, 2009, lender approval was obtained. From January 30, 2009, to February 24, 2009, the effect of foreign currency changes resulted in a foreign currency loss of $0.1 million on the intercompany loan. No further foreign currency transaction losses or gains will be recorded because the intercompany loan will be converted to an investment in subsidiary.

15.	The Company paid down £31.0 million of the £57.0 GBP million term loan during the first fiscal quarter of 2008 and terminated the interest rate swap on the U.K. pound-denominated note for a gain of $1.9 million.

16.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of January 30, 2009, and October 31, 2008, and for the applicable periods ended January 30, 2009, and February 1, 2008, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Senior Subordinated Notes due 2013 (Senior Subordinated Notes) and Senior Notes due 2017 (Senior Notes) which include Advanced Input Devices, Inc., Amtech Automated Manufacturing Technology, Angus Electronics Co., Armtec Countermeasures Co., Armtec Countermeasures TNO Co., Armtec Defense Products Co., AVISTA, Incorporated, BVR Technologies Co., CMC DataComm Inc., CMC Electronics Acton Inc., CMC Electronics Aurora Inc., EA Technologies Corporation, Equipment Sales Co., Esterline Canadian Holding Co., Esterline International Company (China), Esterline Sensors Services Americas, Inc., Esterline Technologies Holdings Limited, Esterline Technologies Ltd. (England), H.A. Sales Co., Hauser Inc., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach International Mexico S. de R.L. de C.V. (Mexico), Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., NMC Group, Inc., Norwich Aero Products, Inc., Palomar Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Acoustics Holdco Ltd. (U.K.), Auxitrol S.A., BAE Systems Canada/Air TV LLC, CMC Electronics Inc., CMC Electronics ME Inc., Darchem Engineering Limited, Darchem Holdings Ltd., Darchem Insulation Systems Limited, Esterline Acquisition Ltd. (U.K.), Esterline Canadian Acquisition Company, Esterline Canadian Limited Partnership, Esterline Foreign Sales Corporation (U.S. Virgin Islands), Esterline Input Devices Asia Ltd. (Barbados), Esterline Input Devices Ltd. (Shanghai), Esterline Mexico S. de R.L. de C.V. (Mexico), Esterline Sensors Services Asia PTE, Ltd. (Singapore), Esterline Technologies Denmark ApS (Denmark), Esterline Technologies Europe Limited (U.K.), Guizhou Leach-Tianyi Aviation Electrical Company Ltd. (China), Leach International Asia-Pacific Ltd. (Hong Kong), Leach International Europe S.A. (France), Leach International Germany GmbH (Germany), Leach International U.K. (England), Leach Italia Srl. (Italy), LRE Medical GmbH (Germany), Pressure Systems International Ltd., RAG Newco Ltd. (U.K.), Racal Acoustics Global Ltd., Racal Acoustics Group Ltd., Racal Acoustics Holdings Ltd., Racal Acoustics Ltd., Racal Acoustics Inc., TA Mfg. Limited (U.K.), UKCI Ltd., Wallop Defence Systems Limited, Wallop Industries Limited (U.K.), Weston Aero Ltd. (England), and Weston Aerospace Ltd. (England). Muirhead Aerospace Limited (Muirhead), Norcroft Dynamics Ltd. (Norcroft), and Traxsys Input Products Ltd. (Traxsys), were Non-Guarantor Subsidiaries as of October 31, 2008. As explained in Note 8, Muirhead, Norcroft, and Traxsys were sold on November 3, 2008, and, accordingly, Muirhead, Norcroft, and Traxsys were excluded from the Condensed Consolidating Balance Sheet at January 30, 2009, and accounted for as a discontinued operation in the Condensed Consolidating Statement of Operations and Cash Flows for the three-month periods ended January 30, 2009, and February 1, 2008. The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Balance Sheet as of January 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$22,821	$2,352	$56,058	$—	$81,231
Accounts receivable, net	328	117,912	152,734	—	270,974
Inventories	—	135,336	139,935	—	275,271
Income tax refundable	3,098	—	968	—	4,066
Deferred income tax benefits	18,717	52	16,012	—	34,781
Prepaid expenses	26	5,101	10,014	—	15,141
Other current assets	—	—	468	—	468

Total Current Assets	44,990	260,753	376,189	—	681,932

Property, Plant & Equipment, Net	1,685	116,125	83,752	—	201,562
Goodwill	—	248,625	447,999	—	696,624
Intangibles, Net	39	108,866	275,587	—	384,492
Debt Issuance Costs, Net	7,213	—	—	—	7,213
Deferred Income Tax Benefits	24,159	5,778	28,190	—	58,127
Other Assets	97	1,917	34,481	—	36,495
Amounts Due (To) From Subsidiaries	10,919	104,099	—	(115,018)	—
Investment in Subsidiaries	1,535,848	222,546	133,003	(1,891,397)	—

Total Assets	$1,624,950	$1,068,709	$1,379,201	$ (2,006,415)	$2,066,445

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$208	$25,193	$53,255	$—	$78,656
Accrued liabilities	10,638	61,992	129,086	—	201,716
Credit facilities	115,000	—	3,858	—	118,858
Current maturities of long-term debt	7,186	605	561	—	8,352
Deferred income tax liabilities	—	—	1,759	—	1,759
Federal and foreign income taxes	7,161	(5,826)	8,123	—	9,458

Total Current Liabilities	140,193	81,964	196,642	—	418,799

Long-Term Debt, Net	373,354	8,769	323	—	382,446
Deferred Income Tax Liabilities	26,693	5,778	80,461	—	112,932
Pension and Post-Retirement Obligations	19,750	32,011	36,912	—	88,673
Other Liabilities	—	—	30,038	—	30,038
Amounts Due To (From) Subsidiaries	34,235	—	252,882	(287,117)	—
Minority Interest	—	—	2,832	—	2,832
Shareholders’ Equity	1,030,725	940,187	779,111	(1,719,298)	1,030,725

Total Liabilities and Shareholders’ Equity	$1,624,950	$1,068,709	$1,379,201	$ (2,006,415)	$2,066,445

Condensed Consolidating Statement of Operations for the three month period ended January 30, 2009.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$187,180	$122,814	$(277)	$309,717
Cost of Sales	—	125,145	82,697	(277)	207,565

	—	62,035	40,117	—	102,152

Expenses
Selling, general and administrative	—	32,380	27,345	—	59,725
Research, development and engineering	—	7,667	9,731	—	17,398

Total Expenses	—	40,047	37,076	—	77,123
Other
Other expense (income)	1,250	10,687	(6,923)	—	5,014

Total Other	1,250	10,687	(6,923)	—	5,014

Operating Earnings From Continuing Operations	(1,250)	11,301	9,964	—	20,015

Interest income	(5,224)	(1,107)	(7,372)	13,292	(411)
Interest expense	6,324	5,123	8,581	(13,292)	6,736

Other (Income) Expense, Net	1,100	4,016	1,209	—	6,325

Income (Loss) From Continuing Operations Before Taxes	(2,350)	7,285	8,755	—	13,690
Income Tax Expense (Benefit)	(443)	(667)	3,278	—	2,168

Income (Loss) From Continuing Operations Before Minority Interest	(1,907)	7,952	5,477	—	11,522

Minority Interest	—	—	(35)	—	(35)

Income (Loss) From Continuing Operations	(1,907)	7,952	5,442	—	11,487
Income From Discontinued Operations, Net of Tax	—	15,456	—	—	15,456
Equity in Net Income of Consolidated Subsidiaries	28,850	1,279	6,346	(36,475)	—

Net Income (Loss)	$26,943	$24,687	$11,788	$ (36,475)	$26,943

Condensed Consolidating Statement of Cash Flows for the three month period ended January 30, 2009.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$26,943	$24,687	$11,788	$(36,475)	$26,943
Minority interest	—	—	35	—	35
Depreciation & amortization	—	7,267	7,224	—	14,491
Deferred income taxes	(612)	(285)	(224)	—	(1,121)
Share-based compensation	—	1,130	842	—	1,972
Gain on sale of discontinued operation	—	(26,379)	—	—	(26,379)
Working capital changes, net of effect of acquisitions
Accounts receivable	(123)	12,295	19,474	—	31,646
Inventories	—	(3,217)	(10,002)	—	(13,219)
Prepaid expenses	—	(425)	(2,035)	—	(2,460)
Other current assets	—	—	446	—	446
Accounts payable	(302)	(5,604)	(8,904)	—	(14,810)
Accrued liabilities	(4,158)	(7,482)	(7,709)	—	(19,349)
Federal & foreign income taxes	41	7,108	622	—	7,771
Pension and post-retirement obligations	3,086	(108)	1,734	—	4,712
Other, net	2,915	186	(9,611)	—	(6,510)

	27,790	9,173	3,680	(36,475)	4,168

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	—	(4,498)	(3,023)	—	(7,521)
Proceeds from sale of discontinued operation, net of cash	—	62,944	—		62,944
Proceeds from sale of capital assets	—	30	64	—	94
Acquisitions of businesses, net of cash acquired	—	(89,519)	(161,258)	—	(250,777)

	—	(31,043)	(164,217)	—	(195,260)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	1,575	—	—	—	1,575
Net change in credit facilities	115,000	—	(1,295)	—	113,705
Repayment of long-term debt	(4,047)	(254)	2,986	—	(1,315)
Net change in intercompany financing	(198,381)	2,697	159,209	36,475	—

	(85,853)	2,443	160,900	36,475	113,965

Effect of foreign exchange rates on cash	—	(134)	(2,153)	—	(2,287)

Net decrease in cash and cash equivalents	(58,063)	(19,561)	(1,790)	—	(79,414)
Cash and cash equivalents – beginning of year	80,884	21,913	57,848	—	160,645

Cash and cash equivalents – end of year	$22,821	$2,352	$56,058	$—	$81,231

Condensed Consolidating Balance Sheet as of October 31, 2008

In Thousands

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$80,884	$21,913	$57,848	$—	$160,645
Accounts receivable, net	205	127,583	169,718	—	297,506
Inventories	—	127,216	134,757	—	261,973
Income tax refundable	—	13,664	(8,097)	—	5,567
Deferred income tax benefits	30,034	(1)	7,669	—	37,702
Prepaid expenses	26	4,584	8,430	—	13,040
Other current assets	—	—	897	—	897

Total Current Assets	111,149	294,959	371,222	—	777,330

Property, Plant & Equipment, Net	1,821	112,782	89,859	—	204,462
Goodwill	—	209,605	367,256	—	576,861
Intangibles, Net	—	70,013	220,427	—	290,440
Debt Issuance Costs, Net	7,587	—	—	—	7,587
Deferred Income Tax Benefits	18,082	5,810	31,929	—	55,821
Other Assets	1,490	1,857	6,254	—	9,601
Amounts Due To (From) Subsidiaries	—	62,609	—	(62,609)	—
Investment in Subsidiaries	1,422,684	221,267	126,657	(1,770,608)	—

Total Assets	$1,562,813	$978,902	$1,213,604	$ (1,833,217)	$1,922,102

In Thousands

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$510	$30,077	$59,220	$—	$89,807
Accrued liabilities	14,796	68,924	126,702	—	210,422
Credit facilities	—	—	5,171	—	5,171
Current maturities of long-term debt	6,983	740	665	—	8,388
Deferred income tax liabilities	2,889	—	—	—	2,889
Federal and foreign income taxes	4,022	730	(310)	—	4,442

Total Current Liabilities	29,200	100,471	191,448	—	321,119

Long-Term Debt, Net	379,493	8,408	347	—	388,248
Deferred Income Tax Liabilities	28,152	6,042	63,636	—	97,830
Pension and Post-Retirement Obligations	16,664	32,018	37,085	—	85,767
Amounts Due To (From) Subsidiaries	82,963	—	129,217	(212,180)	—
Minority Interest	—	—	2,797	—	2,797
Shareholders’ Equity	1,026,341	831,963	789,074	(1,621,037)	1,026,341

Total Liabilities and Shareholders’ Equity	$1,562,813	$978,902	$1,213,604	$(1,833,217)	$1,922,102

Condensed Consolidating Statement of Operations for the three month period ended February 1, 2008.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$201,840	$162,138	$(6,653)	$357,325
Cost of Sales	—	139,052	109,713	(6,653)	242,112

	—	62,788	52,425	—	115,213

Expenses
Selling, general and administrative	—	30,346	29,082	—	59,428
Research, development and engineering	—	6,642	14,990	—	21,632

Total Expenses	—	36,988	44,072	—	81,060
Other
Other income	—	—	—	—	—

Total Other	—	—	—	—	—

Operating Earnings From Continuing Operations	—	25,800	8,353	—	34,153

Interest income	(5,897)	(963)	(11,055)	16,623	(1,292)
Interest expense	7,570	5,771	11,188	(16,623)	7,906
Gain on derivative financial instrument	(1,850)	—	—	—	(1,850)

Other Expense, Net	(177)	4,808	133	—	4,764

Income From Continuing Operations Before Taxes	177	20,992	8,220	—	29,389
Income Tax Expense (Benefit)	40	1,850	(2,248)	—	(358)

Income From Continuing Operations Before Minority Interest	137	19,142	10,468	—	29,747
Minority Interest	—	—	(22)	—	(22)

Income From Continuing Operations	137	19,142	10,446	—	29,725
Income From Discontinued Operations, Net of Tax	—	—	1,259	—	1,259
Equity in Net Income of Consolidated Subsidiaries	30,847	6,007	(727)	(36,127)	—

Net Income (Loss)	$30,984	$25,149	$10,978	$(36,127)	$30,984

Condensed Consolidating Statement of Cash Flows for the three month period ended February 1, 2008.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$30,984	$25,149	$10,978	$(36,127)	$30,984
Minority interest	—	—	22	—	22
Depreciation & amortization	—	6,872	9,187	—	16,059
Deferred income taxes	2,764	1,084	(8,363)	—	(4,515)
Share-based compensation	—	1,091	825	—	1,916
Working capital changes, net of effect of acquisitions Accounts receivable	66	14,686	13,095	—	27,847
Inventories	—	(3,539)	(14,158)	—	(17,697)
Prepaid expenses	—	(781)	(1,681)	—	(2,462)
Other current assets	—	—	(304)	—	(304)
Accounts payable	(748)	(3,261)	2,368	—	(1,641)
Accrued liabilities	(4,669)	(4,337)	(1,672)	—	(10,678)
Federal & foreign income taxes	(328)	(197)	(3,526)	—	(4,051)
Pension and post-retirement obligations	(1,770)	(1,471)	2,846	—	(395)
Other, net	432	(544)	563	—	451

	26,731	34,752	10,180	(36,127)	35,536

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(214)	(4,221)	(5,149)	—	(9,584)
Proceeds from sale of capital assets	—	250	112	—	362

	(214)	(3,971)	(5,037)	—	(9,222)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	1,707	—	—	—	1,707
Excess tax benefits from stock options exercised	1	—	—	—	1
Net change in credit facilities	—	—	(2,646)	—	(2,646)
Repayment of long-term debt	(64,414)	(281)	390	—	(64,305)
Net change in intercompany financing	(14,039)	(30,168)	8,080	36,127	—

	(76,745)	(30,449)	5,824	36,127	(65,243)

Effect of foreign exchange rates on cash	(2)	(72)	(1,557)	—	(1,631)

Net increase (decrease) in cash and cash equivalents	(50,230)	260	9,410	—	(40,560)
Cash and cash equivalents – beginning of year	89,275	1,502	56,292	—	147,069

Cash and cash equivalents – end of year	$39,045	$1,762	$65,702	$—	$106,509

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate our businesses in three segments: Avionics & Controls, Sensors & Systems and Advanced Materials. The Avionics & Controls segment designs and manufactures integrated cockpit systems, technology interface systems for military and commercial aircraft and land- and sea-based military vehicles, secure communications systems, specialized medical equipment, and other industrial applications. The Sensors & Systems segment produces high-precision temperature and pressure sensors, and electrical power switching, and other related systems, principally for aerospace and defense customers. The Advanced Materials segment develops and manufactures thermally engineered components and high-performance elastomer products used in a wide range of commercial aerospace and military applications, combustible ordnance components and electronic warfare countermeasure devices for military customers. Sales in all segments include domestic, international, defense and commercial customers.

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

On November 3, 2008, we sold Muirhead Aerospace (Muirhead) and Traxsys Input Products Limited (Traxsys) for $63.4 million, which resulted in an after tax gain of $15.5 million. Muirhead and Traxsys were included in the Sensors & Systems segment. The results of Muirhead and Traxsys were accounted for as a discontinued operation in the consolidated financial statements.

On December 15, 2008, we acquired NMC Group, Inc. (NMC), which designs and manufactures specialized light-weight fasteners principally for commercial aviation applications. NMC is included in our Advanced Materials segment.

On January 26, 2009, we acquired Racal Acoustics Global Ltd. (Racal), which develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics segment. Racal is included in our Avionics & Controls segment.

Income from continuing operations was $11.5 million, or $0.38 per diluted share, compared with $29.7 million, or $1.00 per diluted share, in the prior-year period. During the first fiscal quarter of 2009, our operating results were affected by large fluctuations in foreign currency exchange rates, the aftermath of the strike at Boeing, reductions in our after-market spares sales due to reduced air traffic and our flare countermeasure operations, operating results of which can vary significantly from quarter to quarter as the requirements from our customers change. Additionally, on a comparative basis, the first fiscal quarter of 2009 contained 13 weeks, while the first fiscal quarter of 2008 contained 14 weeks.

During the first fiscal quarter of 2009, the pound sterling weakened significantly against the U.S. dollar. With over 50% of our business operations based in non-U.S. locations and with a significant portion of our sales denominated in U.S. dollars, operating results were favorably impacted by the weakening of these currencies; however, we use forward contracts to hedge our U.S. dollar-denominated sales to reduce the volatility of foreign currency exchange movements and, accordingly, our 2009 first fiscal quarter results were impacted from hedging effected before the Canadian dollar, euro, and pound sterling weakened against the U.S. dollar. Income from continuing operations reflected a net foreign currency loss of $5.3 million or $3.7 million after tax, or $0.12 per diluted share, compared to a net gain in the prior-year period of $3.5 million or $2.4 million after tax, or $0.08 per diluted share, from forward currency exchange contracts, U.S. dollar-denominated accounts receivable and backlog. Income from continuing operations was also impacted by a foreign currency loss of $7.9 million or $1.7 million after tax, or $0.06 per diluted share, relating to the pound sterling-denominated funding of our acquisition of Racal in January 2009.

Income from continuing operations for the first fiscal quarter of 2009 includes a $2.0 million, or $0.07 per diluted share, reduction of previously recorded withholding tax liabilities as a result of the enactment of a U.S.-Canadian tax treaty and a $1.6 million, or $0.05 per diluted share, penalty due to a development with regard to certain foreign tax laws. Prior-year results include a $6.9 million, or $0.23 per diluted share, reduction of previously estimated income tax liabilities and a $4.1 million, or $0.14 per diluted share, net reduction in deferred income tax liabilities resulting from the enactment of tax laws reducing the Canadian statutory corporate income tax rate. Income from discontinued operations was $0.52 per diluted share, compared with $0.04 per diluted share in the prior-year period, reflecting the gain on sale of our U.K.-based Muirhead and Traxsys subsidiaries in November 2008. Net income was $26.9 million, or $0.90 per diluted share, compared with net income of $31.0 million, or $1.04 per diluted share, in the prior-year period.

Results of Operations

Three Month Period Ended January 30, 2009 Compared with Three Month Period Ended February 1, 2008

Sales for the first fiscal quarter decreased 13.3% when compared with the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Three Months Ended
		January 30, 2009	February 1, 2008

Avionics & Controls	(10.1)%	$128,468	$142,908
Sensors & Systems	(9.6)%	84,555	93,541
Advanced Materials	(20.0)%	96,694	120,876

Total Net Sales		$309,717	$357,325

The 10.1% decrease in sales of Avionics & Controls was principally due to the effect of foreign exchange rates at our Canadian operations and the decrease in the number of weeks contained in the first fiscal quarter of 2009 compared to the prior-year period, as explained above. Sales in the first fiscal quarter of 2009 reflected a weaker Canadian dollar relative to the U.S. dollar, as the average exchange rate from the Canadian dollar to the U.S. dollar decreased from 1.01 in the first fiscal quarter of 2008 to 0.82 in the first fiscal quarter of 2009. Additionally, the decrease in sales reflected lower OEM sales due to the Boeing strike and decreased after-market spares sales.

The 9.6% decrease in sales of Sensors & Systems mainly reflected the effect of exchange rates at our non-U.S. operations and the decrease in the number of weeks contained in the first fiscal quarter of 2009 compared to the prior-year period. Sales in the first fiscal quarter of 2009 reflected a weaker pound sterling and euro relative to the U.S. dollar. The average exchange rate from the pound sterling to the U.S. dollar decreased from 2.02 in the first fiscal quarter of 2008 to 1.51 in the first fiscal quarter of 2009. The average exchange rate from the euro to the U.S. dollar decreased from 1.46 in the first fiscal quarter of 2008 to 1.32 in the first fiscal quarter of 2009. The decrease in sales also reflects lower OEM sales of temperature and pressure sensors and after-market sales.

The 20.0% decrease in sales of Advanced Materials principally reflected lower sales of flare countermeasure devices at our U.K. operation, decreased sales of thermally engineered components and elastomer components, and the decrease in the number of weeks contained in the first fiscal quarter of 2009 compared to the prior-year period. The decrease in flare countermeasures sales principally related to timing of receiving orders and scheduling shipments of our international customers. The decrease in sales of thermally engineered components reflected the weakening of the pound sterling as described above. The decrease in sales at our elastomer operations was principally due to an expected reduction in rocket engine liner material for the NASA shuttle program and the effect of the Boeing strike. These decreases in sales were partially offset by increased sales of combustible ordnance, mainly reflecting pricing strength and incremental sales from the acquisition of NMC in December 2008.

Avionics & Controls segment gross margin was 35.7% and 34.7% for the first fiscal quarter of 2009 and 2008, respectively. The increase in Avionics & Controls segment gross margin mainly reflected higher sales volumes of production units for defense such as the UH60M helicopter program with Sikorsky, as well as improved operational efficiency and continued pricing strength on certain cockpit control devices. This increase was partially offset by lower after-market spares and the effect of exchange rates at our avionics systems unit.

Sensors & Systems segment gross margin was 35.2% and 37.6% for the first fiscal quarter of 2009 and 2008, respectively. The decrease in gross margin was due to lower after-market sales and certain higher margin power distribution devices for commercial aircraft applications, partially offset by a retroactive price adjustment on certain temperature and pressure sensors and the impact of exchange rates, as well as improved gross margin on certain power distribution devices for defense applications.

Advanced Materials segment gross margin was 27.4% compared to 25.2% for the same period one year ago. The increase in Advanced Materials gross margin reflected strong gross margins at our combustible ordnance and thermally engineered components operations, partially offset by lower gross margins at our U.K. flare countermeasure and elastomer operations, reflecting lower sales volumes and a decreased recovery of fixed overhead expenses.

Selling, general and administrative expenses (which include corporate expenses) totaled $59.7 million, or 19.3% of sales, and $59.4 million, or 16.6% of sales, for the first fiscal quarter of 2009 and 2008, respectively. The slight increase in selling, general and administrative expense principally reflects a $3.0 million increase in pension cost and foreign currency transaction losses on forward contracts not accounted for as cash flow hedges, principally offset by the effect of translating our non-U.S. units from their functional currency to the U.S. dollar as the Canadian dollar, euro and pound sterling weakened against the U.S. dollar.

Research, development and engineering spending was $17.4 million, or 5.6% of sales, for the first fiscal quarter of 2009 compared with $21.6 million, or 6.1% of sales, for the first fiscal quarter of 2008. The decrease in research, development and engineering principally reflected increased customer funding and governmental assistance on certain development programs, lower spending on the A400M and 787 programs, and the effect of translating our non-U.S. units from their functional currency to the U.S. dollar as the Canadian dollar, euro and pound sterling weakened against the U.S. dollar. These decreases were partially offset by increased spending on the T-6B military trainer. Fiscal 2009 research, development and engineering spending is expected to be in the range of 5.0% to 5.5% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first fiscal quarter of 2009 totaled $34.7 million, or 11.2% of sales, compared with $43.5 million, or 12.2% of sales, for the first fiscal quarter in 2008.

Avionics & Controls segment earnings were $14.5 million, or 11.3% of sales, in the first fiscal quarter of 2009 and $15.5 million, or 10.8% of sales, in the first fiscal quarter of 2008,

principally reflecting lower earnings of our control systems unit. Earnings of our medical device units were almost even with the prior-year period. The results of our avionics systems unit were essentially break even in both the first fiscal quarter of 2009 and 2008, mainly reflecting lower than expected gross margins on certain long-term contracts and higher research, development and engineering costs principally related to the development of the cockpit integration system for the T-6B military trainer. In addition, earnings of our avionics systems unit were impacted by changes in foreign currency exchange rates. The impact of exchange rates on U.S. dollar-denominated accounts receivable, backlog and forward exchange contracts in the first fiscal quarter of 2009 was a loss of approximately $2.1 million compared to a $2.1 million gain in the prior-year period.

Sensors & Systems segment earnings were $10.3 million, or 12.1% of sales, for the first fiscal quarter of 2009 compared with $12.4 million, or 13.2% of sales, for the first fiscal quarter of 2008. The decrease in segment earnings as a percent of sales principally reflects lower gross margins at our temperature and pressure sensor operations and start-up costs incurred to set up a manufacturing operation in Mexico. Lower gross margins at our power distribution operations were substantially offset by decreased research, engineering and development due to increased governmental assistance and customer development funding and decreased A400M program development expenses. The impact of exchange rates on U.S. dollar-denominated accounts receivable, backlog and forward contracts impacted gross margin in the first fiscal quarter of 2009 by a loss of approximately $2.0 million compared to a $1.2 million gain in the prior-year period.

Advanced Materials segment earnings were $10.0 million, or 10.3% of sales, for the first fiscal quarter of 2009 compared with $15.6 million, or 12.9% of sales, for the first fiscal quarter of 2008, principally reflecting lower earnings from our elastomer, U.K. countermeasure flare, and metal finishing operations. As explained above, our U.K. flare countermeasure unit had significant international sales and gross profit in the prior-year period, which did not occur in the first fiscal quarter of 2009. We expect our international flare countermeasure sales orders to ship later this year. In addition, we expect operating results of our flare countermeasure operations to improve by the fourth fiscal quarter of 2009 as long-term contracts expire and are expected to be replaced with contracts which include more favorable pricing. The decrease in earnings at our elastomer operations principally reflected lower sales volumes and gross margin due to sales mix. The decrease in earnings at our thermally engineered component operations was due to a $1.2 million loss in the first fiscal quarter of 2009 compared to a $0.3 million gain resulting from the effect of foreign currency exchange rates on U.S. dollar-denominated accounts receivable and forward contracts, which are not accounted for as a cash flow hedge. The decrease in earnings at our metal finishing unit resulted from decreased sales and gross profit principally due to the effects of the strike at Boeing.

On January 26, 2009, we acquired Racal for £117.7 million or $164.5 million. Racal develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics market segment. The acquisition was funded with cash proceeds from the sale of U.K.-based Muirhead and Traxsys and our line of credit. To facilitate the acquisition of Racal, we executed a $159.7 million U.S. dollar-denominated intercompany loan with a wholly owned subsidiary, for which its functional currency is the pound sterling. Due to our holding of pounds sterling to fund the acquisition during a period of foreign exchange volatility, we incurred a $7.9 million foreign currency transaction loss in January 2009, which was recorded in other expense. We were subject to foreign currency exchange risk on this intercompany loan until bank lender approval was secured to convert the intercompany loan to an investment in subsidiary. On February 24, 2009, lender approval was obtained. From January 30, 2009, to February 24, 2009, the effect of foreign currency changes resulted in a foreign currency loss of $0.1 million on the intercompany loan. No further foreign currency transaction losses or gains will be recorded because the intercompany loan will be converted to an investment in subsidiary.

Interest expense for the first fiscal quarter of 2009 was $6.7 million compared with $7.9 million for the first fiscal quarter of 2008, reflecting lower borrowings during most of the first fiscal quarter of 2009.

During the first fiscal quarter of 2008, we repaid £31.0 million under our pound sterling term loan and terminated our interest rate swap, which resulted in a $1.9 million gain.

The effective income tax rate for the first fiscal quarter of 2009 was 18.9% (before a $0.4 million tax benefit) compared with 22.1% (before a $6.9 million tax benefit) for the prior-year period. The $0.4 million tax benefit in the first fiscal quarter of 2009 was the result of two events. The first event was a $2.0 million reduction of previously recorded withholding tax liabilities as a result of the enactment of a U.S.-Canadian tax treaty. The second event was the recording of a $1.6 million penalty due to a development with regard to certain foreign tax laws. The $6.9 million tax benefit in the first fiscal quarter of 2008 was the result of two events. The first event was the settlement of an examination of the U.S. federal income tax returns for fiscal years 2003 through 2005, which resulted in a $2.8 million reduction of previously estimated income tax liabilities. The second event was the enactment of tax laws reducing the Canadian statutory corporate income tax rate, which resulted in a $4.1 million net reduction of deferred income tax liabilities. The effective tax rate differed from the statutory rate in the first fiscal quarters of 2009 and 2008, as both years benefited from various tax credits and certain foreign interest expense deductions.

New orders for the first fiscal quarter of 2009 were $370.2 million compared with $348.4 million for the same period in 2008. Orders in the first fiscal quarter of 2009 include $65.2 million in backlog acquired from the Racal and NMC acquisitions. New orders declined by $39.4 million if Racal and NMC acquired backlog is excluded. The decline in new orders principally reflects the effect of foreign exchange rates, the Boeing strike and the cancellation of certain industrial commercial orders. Backlog was $1.2 billion compared with $949.1 million at the end of the prior-year period and $1.1 billion at the end of fiscal 2008.

Liquidity and Capital Resources

Cash and cash equivalents at January 30, 2009, totaled $81.2 million, a decrease of $79.4 million from October 31, 2008. Net working capital decreased to $263.1 million at January 30, 2009, from $456.2 million at October 31, 2008. Sources and uses of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $4.2 million and $35.5 million in the first fiscal quarter of 2009 and 2008, respectively. The decrease principally reflected lower income from continuing operations, increased payments to suppliers due to higher operating activity in our fourth quarter of fiscal 2008, and incentive compensation payments which are paid annually.

Cash flows used by investing activities were $195.3 million and $9.2 million in the first fiscal quarter of 2009 and 2008, respectively. Cash flows used by investing activities in the first fiscal quarter of 2009 primarily reflected approximately $254.3 million for the acquisitions of NMC and Racal, and $7.5 million in purchases of capital assets, partially offset by proceeds from the sale of Muirhead and Traxsys of $63.4 million. Cash flows used by investing activities in the prior-year period included $9.6 million in purchases of capital assets.

Cash flows provided by financing activities were $114.0 million in the first fiscal quarter of 2009. Cash flows used by financing activities were $65.2 million in the first fiscal quarter of 2008. The increase principally reflected a $113.7 million increase in our credit facility to finance the Racal acquisition. The prior-year period mainly included $64.3 million in repayments on our GBP term loan.

On December 15, 2008, the Company acquired all of the outstanding capital stock of NMC Group, Inc. (NMC) for approximately $89.8 million in cash, including acquisition costs. The acquisition was funded from existing cash.

On January 26, 2008, the Company acquired all of the outstanding capital stock of Racal Acoustics Global Ltd. (Racal) for approximately $164.5 million in cash, including acquisition costs. Racal develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics segment. The acquisition was funded from proceeds from the sale of Muirhead and Traxsys and our credit facility.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $100.0 million during fiscal 2009, compared with $40.7 million expended in fiscal 2008. The increase in capital expenditures reflects the construction of a new facility for our Korry Electronics unit and a replacement facility at our Wallop unit. Capital expenditures for the first fiscal quarter of 2009 totaled $7.5 million, primarily for machinery and equipment, construction in process, and enhancements to information systems.

Total debt at January 30, 2009, was $509.6 million and consisted of $175.0 million of Senior Notes due in 2017, $175.0 million of Senior Subordinated Notes due in 2013, $115.0 million under our U.S. credit facility,

$30.5 million under our GBP term loan, and $14.1 million of various foreign currency debt agreements and other debt agreements, including capital lease obligations.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through fiscal 2009.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, that may cause our or the industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

As explained in our Management, Discussion and Analysis, to facilitate the acquisition of Racal, we executed a $159.7 million U.S. dollar-denominated intercompany loan with a wholly owned subsidiary, for which its functional currency is the pound sterling. We are subject to foreign currency exchange risk on this intercompany loan until lender approval is secured to convert the intercompany loan to an investment in subsidiary. On February 24, 2009, lender approval was obtained. From January 30, 2009, to February 24, 2009, the effect of foreign currency changes resulted in a foreign currency loss of $0.1 million on the intercompany loan. No further foreign currency transaction losses or gains will be recorded because the intercompany loan will be converted to an investment in subsidiary.

Item 4.        Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 30, 2009. Based upon that evaluation, they concluded as of January 30, 2009, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of January 30, 2009, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 6.        Exhibits

10.1	Esterline Technologies Corporation Fiscal Year 2009 Annual Incentive Plan.

10.2	Esterline Technologies Corporation Long-Term Incentive Plan.

10.3	Termination Protection Agreement.

10.4	Summary of Non-Employee Director Compensation for Services on the Board of Directors of Esterline Technologies Corporation.

10.5	Share Sale and Purchase Agreement relating to Racal Acoustics Global Limited.

11	Schedule setting forth computation of basic and diluted earnings per common share for the three month periods ended January 30, 2009, and February 1, 2008.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: March 5, 2009	By:	/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer)