Form 10-Q
period 2009-05-01
ESTERLINE TECHNOLOGIES CORP
filed 2009-06-04
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	May 1, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Yes             X                              No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes                                              No

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

As of June 3, 2009, 29,716,368 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of May 1, 2009 and October 31, 2008

(In thousands, except share amounts)

	May 1, 2009	October 31, 2008
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$115,406	$160,645
Accounts receivable, net of allowances of $5,238 and $5,191	266,589	297,506
Inventories
Raw materials and purchased parts	124,806	110,984
Work in process	99,962	105,586
Finished goods	61,426	45,403

	286,194	261,973

Income tax refundable	7,635	5,567
Deferred income tax benefits	36,432	37,702
Prepaid expenses	15,036	13,040
Other current assets	55	897

Total Current Assets	727,347	777,330

Property, Plant and Equipment	451,010	430,824
Accumulated depreciation	231,190	226,362

	219,820	204,462

Other Non-Current Assets
Goodwill	690,518	576,861
Intangibles, net	410,050	290,440
Debt issuance costs, net of accumulated amortization of $6,872 and $6,132	8,151	7,587
Deferred income tax benefits	60,597	55,821
Other assets	38,137	9,601

	$2,154,620	$1,922,102

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of May 1, 2009 and October 31, 2008

(In thousands, except share amounts)

	May 1, 2009	October 31, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$78,205	$89,807
Accrued liabilities	201,074	210,422
Credit facilities	2,398	5,171
Current maturities of long-term debt	12,482	8,388
Deferred income tax liabilities	3,869	2,889
Federal and foreign income taxes	316	4,442

Total Current Liabilities	298,344	321,119

Long-Term Liabilities
Long-term debt, net of current maturities	513,559	388,248
Deferred income tax liabilities	122,499	97,830
Pension and post-retirement obligations	74,915	68,966
Other liabilities	48,537	16,801

Commitments and Contingencies

Minority Interest	2,909	2,797

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 29,716,368 and 29,636,481 shares	5,943	5,927
Additional paid-in capital	499,822	493,972
Retained earnings	665,719	613,063
Accumulated other comprehensive income (loss)	(77,627)	(86,621)

Total Shareholders’ Equity	1,093,857	1,026,341

	$2,154,620	$1,922,102

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Six Month Periods Ended May 1, 2009 and May 2, 2008

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008

Net Sales	$359,502	$358,033	$669,219	$715,358
Cost of Sales	246,904	236,646	454,469	478,758

	112,598	121,387	214,750	236,600
Expenses
Selling, general & administrative	54,619	57,697	114,344	117,125
Research, development & engineering	18,294	25,046	35,692	46,678

Total Expenses	72,913	82,743	150,036	163,803
Other
Other expense	2,714	86	7,728	86

Total Other	2,714	86	7,728	86

Operating Earnings From
Continuing Operations	36,971	38,558	56,986	72,711

Interest income	(370)	(939)	(781)	(2,231)
Interest expense	7,610	7,272	14,346	15,178
Gain on derivative financial instruments	—	—	—	(1,850)

Other Expense, Net	7,240	6,333	13,565	11,097

Income From Continuing Operations Before Income Taxes	29,731	32,225	43,421	61,614
Income Tax Expense	4,316	8,107	6,484	7,749

Income From Continuing Operations Before Minority Interest	25,415	24,118	36,937	53,865
Minority Interest	(77)	(171)	(112)	(193)

Income From Continuing Operations	25,338	23,947	36,825	53,672

Income From Discontinued Operations, Net of Tax	375	1,238	15,831	2,497

Net Earnings	$25,713	$25,185	$52,656	$56,169

	Three Months Ended		Six Months Ended
	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008
Earnings Per Share – Basic:
Continuing operations	$.85	$.81	$1.24	$1.82
Discontinued operations	.02	.05	.53	.09

Earnings Per Share – Basic	$.87	$.86	$1.77	$1.91

Earnings Per Share – Diluted:
Continuing operations	$.85	$.80	$1.23	$1.80
Discontinued operations	.01	.04	.53	.08

Earnings Per Share – Diluted	$.86	$.84	$1.76	$1.88

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Month Periods Ended May 1, 2009 and May 2, 2008

(Unaudited)

(In thousands)

	Six Months Ended
	May 1, 2009	May 2, 2008

Cash Flows Provided (Used) by Operating Activities
Net earnings	$52,656	$56,169
Minority interest	112	193
Depreciation and amortization	31,055	32,431
Deferred income taxes	(5,703)	(12,515)
Share-based compensation	3,737	4,334
Gain on sale of discontinued operation	(26,481)	—
Working capital changes, net of effect of acquisitions
Accounts receivable	41,506	12,324
Inventories	(18,497)	(31,737)
Prepaid expenses	(2,145)	(3,597)
Other current assets	870	—
Accounts payable	(19,500)	2,983
Accrued liabilities	(11,490)	(34)
Federal and foreign income taxes	(9,284)	2,813
Other liabilities	7,959	(2,756)
Other, net	(4,508)	(1,411)

	40,287	59,197

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(20,884)	(21,268)
Proceeds from sale of discontinued operation, net of cash	62,944	—
Proceeds from sale of capital assets	365	613
Purchase of short-term investments	—	(12,050)
Acquisitions of businesses, net of cash acquired	(250,821)	—

	(208,396)	(32,705)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Month Periods Ended May 1, 2009 and May 2, 2008

(Unaudited)

(In thousands)

	Six Months Ended
	May 1, 2009	May 2, 2008

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	2,121	3,875
Excess tax benefits from stock options exercised	8	655
Debt and other issuance costs	(1,304)	—
Net change in credit facilities	(2,818)	(1,851)
Proceeds from issuance of long-term debt	125,000	—
Repayment of long-term debt, net	(731)	(65,947)

	122,276	(63,268)

Effect of Foreign Exchange Rates on Cash	594	(667)

Net Decrease in Cash and Cash Equivalents	(45,239)	(37,443)

Cash and Cash Equivalents – Beginning of Period	160,645	147,069

Cash and Cash Equivalents – End of Period	$115,406	$109,626

Supplemental Cash Flow Information
Cash Paid for Interest	$13,153	$15,543
Cash Paid for Taxes	27,657	20,372

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended May 1, 2009 and May 2, 2008

1.	The consolidated balance sheet as of May 1, 2009, the consolidated statement of operations for the three and six month periods ended May 1, 2009, and May 2, 2008, and the consolidated statement of cash flows for the six month periods ended May 1, 2009, and May 2, 2008, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America. The first six months of fiscal 2009 contained 26 weeks, while the first six months of fiscal 2008 contained 27 weeks.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 1,544,020 and 426,920 in the second fiscal quarters of 2009 and 2008, respectively. Shares used for calculating earnings per share are disclosed in the following table.

(In thousands)	Three Months Ended		Six Months Ended
	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008

Shares Used for Basic Earnings Per Share	29,705	29,442	29,684	29,413
Shares Used for Diluted Earnings Per Share	29,829	29,882	29,847	29,846

5.	Recent Accounting Pronouncements

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

The Company is currently evaluating the impact of Statement No. 141(R) and Statement No. 160 on the Company’s financial statements.

6.	The Company performs the annual impairment test of goodwill as of the first day of the fiscal fourth quarter. For fiscal 2008 the annual impairment test was conducted as of August 2, 2008, and it was determined that no impairment existed as of that date. The Company is also required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce the enterprise fair value below the book value. During the second quarter of 2009, the Company experienced a significant decline in its stock price. Because of the decline in the stock price and other contributing factors, management concluded that sufficient indicators existed to require an interim assessment of goodwill as of May 1, 2009.

The Company measured the fair value of each of the reporting units using accepted valuation techniques. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments the Company evaluates the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. To validate the reasonableness of the reporting unit fair values, the Company reconciled the aggregate fair value of the reporting units to the enterprise market capitalization. Enterprise market capitalization includes, among other factors, the fully diluted market capitalization of the stock, an acquisition premium based on historical data from acquisitions within the same or similar industries and the appropriate value of the Company’s debt. In performing the reconciliation the Company may, depending on the volatility of the market value of the stock price, use either the stock price on the valuation date or the average stock price over a range of dates around that date. The Company considers quantitative and qualitative factors that are considered relevant, which may change depending on the date for which the assessment is made. This assessment resulted in no impairment of goodwill as of May 1, 2009.

Management will continue to monitor goodwill for possible future impairment. Management cannot assure that goodwill will not be impaired in future periods. The Company has accumulated $690.5 million of goodwill as of May 1, 2009.

7.	The Company’s comprehensive income is as follows:

(In thousands)	Three Months Ended		Six Months Ended
	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008

Net Earnings	$25,713	$25,185	$52,656	$56,169
Change in Fair Value of Derivative Financial Instruments, Net of Tax (1)	9,461	(1,039)	9,986	(2,835)
Adjustment for Minimum Pension Liability, Net of Tax (2)	(202)	(19)	222	(89)
Foreign Currency Translation Adjustment	25,841	(1,722)	(1,214)	(25,180)

Comprehensive Income	$60,813	$22,405	$61,650	$28,065

(1) Net of tax (expense) benefit of $(4,214) and $442 for the second fiscal quarter of 2009 and 2008, respectively. Net of tax (expense) benefit of $(4,545) and $1,423 for the first six months of fiscal 2009 and 2008, respectively.

(2) Net of tax (expense) benefit of $58 and $54 for the second fiscal quarter of 2009 and 2008, respectively. Net of tax (expense) benefit of $(124) and $88 for the first six months of fiscal 2009 and 2008, respectively.

8.	On December 15, 2008, the Company acquired all of the outstanding capital stock of NMC Group, Inc. (NMC) for approximately $89.8 million in cash, including acquisition costs. NMC designs and manufactures specialized light-weight fasteners principally for commercial aviation applications. The acquisition expands the scale of the Company’s existing advanced materials business. NMC is included in the Advanced Materials segment.

The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based upon a preliminary valuation analysis. The Company has not finalized the allocation of the purchase price to tangible and intangible assets and tax basis of acquired assets and liabilities. The Company recorded goodwill of $40.7 million. The amount allocated to goodwill is expected to be deductible for income tax purposes.

(In thousands)
As of December 15, 2008

Current assets	$7,945
Property, plant and equipment	3,246
Intangible assets subject to amortization
Programs (15 year weighted average useful life)	39,280
Goodwill	40,726
Other assets	19

Total assets acquired	91,216

Current liabilities assumed	1,371

Net assets acquired	$89,845

On January 26, 2009, the Company acquired all of the outstanding capital stock of Racal Acoustics Global Ltd. (Racal) for approximately £119.3 million, or $166.7 million in cash, including acquisition costs. Racal develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics segment. The acquisition expands the scale of the Company’s existing avionics and controls business. Racal is included in the Avionics & Controls segment.

The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based upon a preliminary valuation analysis. The Company has not finalized the allocation of the purchase price to tangible and intangible assets and tax basis of acquired assets and liabilities. The Company recorded goodwill of $89.2 million. The amount allocated to goodwill is not expected to be deductible for income tax purposes.

(In thousands)
As of January 26, 2009

Current assets	$24,847
Property, plant and equipment	3,091
Intangible assets subject to amortization
Programs (15 year weighted average useful life)	90,045
Goodwill	89,246

Total assets acquired	207,229

Liabilities assumed	40,526

Net assets acquired	$166,703

9.	On November 3, 2008, the Company sold U.K.-based Muirhead Aerospace Limited and Traxsys Input Products Limited, which were included in the Sensors & Systems segment, for approximately U.K. £40.0 million or $63.4 million, resulting in an after-tax gain of $15.8 million. As a result, the consolidated income statement presents Muirhead Aerospace Limited and Traxsys Input Products Limited as discontinued operations.

The operating results of the discontinued operations for the three and six month periods ended May 1, 2009 and May 2, 2008 consisted of the following:

(In thousands)	Three Months Ended		Six Months Ended
	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008

Sales	$—	$15,922	$—	$31,026
Income from discontinued operations before income taxes	102	1,782	26,481	3,437
Income tax expense (benefit)	(273)	544	10,650	940

Income from discontinued operations	$375	$1,238	$15,831	$2,497

10.	The effective income tax rate for the first six months of 2009 was 14.2% (before a $0.3 million tax expense) compared with 22.6% (before a $6.2 million tax benefit) for the prior-year period. The $0.3 million tax expense in the first six months of 2009 was the result of three events. The first event was a $2.0 million tax benefit for the reduction of previously recorded withholding tax liabilities as a result of the enactment of a U.S.-Canadian tax treaty. The second event was the recording of a $1.6 million tax expense as a result of accruing a penalty due to a development with regard to certain foreign tax laws. The third event was a $0.7 million expense resulting from the reversal of previously recorded tax benefits associated with the implementation of CMC’s SADI program. The $6.2 million of tax benefits in the prior-year period was the result of three events. The first event was the settlement of an examination of the U.S. federal income tax returns for fiscal 2003 through 2005, which resulted in a $2.8 million reduction of previously estimated income tax liabilities. The second event was the enactment of tax laws reducing the Canadian statutory tax rate, which resulted in a $4.1 million net reduction of deferred income tax liabilities. The third event was the recognition of $0.7 million of additional income tax liabilities at CMC. The effective tax rate differed from the statutory rate in the first six months of 2009 and 2008, as both years benefited from various tax credits and certain foreign interest expense deductions.

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

The Company adopted the provisions of FIN 48 effective October 27, 2007. During the first six months of 2009, a gross increase of $18.0 million of unrecognized tax benefits was recorded due to developments with regard to certain foreign tax laws. As $17.5 million of this liability represents an acquired tax liability, the recording of the liability resulted in an increase to goodwill. Further, the $17.5 million liability is specifically indemnified pursuant to a stock purchase agreement. As this liability is specifically indemnified pursuant to a stock purchase agreement, a receivable has been established to reflect the recoverability of the contingent tax. The total amount of unrecognized tax benefits that may decrease based on the reasonably possible resolution of certain tax matters within the next 12 months is $17.5 million. As this decrease represents an acquired tax liability, the reduction would be offset by a decrease to goodwill.

The Company recognizes interest related to unrecognized tax benefits in income tax expense. During the first six months of 2009, a gross increase of $6.9 million of interest related to unrecognized tax benefits was recorded due to developments with regard to certain foreign tax laws. As $6.6 million of this liability is specifically indemnified pursuant to a stock purchase agreement, a receivable has been established to reflect the recoverability of the contingent interest. The total amount of interest related to unrecognized tax benefits that may decrease based on the reasonably possible resolution of certain tax matters within the next 12 months is $6.6 million. This decrease would be offset by a reduction in a corresponding receivable.

The Company recognizes penalties related to unrecognized tax benefits in income tax expense. During the first six months of 2009, a gross increase of $6.9 million of penalties related to unrecognized tax benefits was recorded due to developments with regard to certain foreign tax laws. As $5.2 million of this liability is specifically indemnified pursuant to a stock purchase agreement, a receivable has been established to reflect the recoverability of the contingent penalty. The total amount of penalties related to unrecognized tax benefits that may decrease based on the reasonably possible resolution of certain tax matters within the next 12 months is $6.9 million. The $5.2 million decrease would be offset by a reduction in a corresponding receivable. The remaining $1.7 million decrease would reduce the period’s tax expense.

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

11.	As of May 1, 2009, the Company had three share-based compensation plans – an employee stock purchase plan, an employee share-save scheme for U.K. employees, and an equity incentive plan. The compensation cost that has been charged against income for those plans for the first six months of 2009 and 2008 was $3.7 million and $4.3 million, respectively.

During the first six months of 2009 and 2008, the Company issued 79,887 and 118,069 shares, respectively, under its employee stock plans. The Company converted the ESPP to a “safe harbor” design on December 16, 2008. Under the safe harbor design, shares are purchased by participants at 95% of the market value on the purchase date and, therefore, compensation cost is no longer recognized for the ESPP.

The fair value of the awards under the employee stock purchase plan was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table.

	Six Months Ended
	May 1, 2009	May 2, 2008

Risk-free interest rate (U.S. Treasury zero coupon issues)	3.32%	3.32 – 5.15%
Expected dividend yield	—	—
Expected volatility	33.8%	21.4 – 34.8%
Expected life (months)	6	6

In April 2009, the Company offered shares under the employee share-save scheme for U.K. employees. This plan allows participants the option to purchase shares at 95% of the market price of the stock as of the beginning of the offering period. The term of these options is three years. The share-save scheme is not a “safe-harbor” design, and, therefore, compensation cost will be recognized on this plan.

Under the employee share-save scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 164,199 options in the six-month period ended May 1, 2009. The weighted-average grant date fair value of options granted during the six-month period ended May 1, 2009, was $7.49 per share.

The fair value of the awards under the employee share-save scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table:

May 1, 2009

Risk-free interest rate (U.S. Treasury zero coupon issues)	0.58%
Expected dividend yield	—
Expected volatility	50.08%
Expected life (years)	3

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 399,400 options and

349,300 options in the six month periods ended May 1, 2009 and May 2, 2008, respectively. The weighted-average grant date fair value of options granted during the six month periods ended May 1, 2009, and May 2, 2008, was $15.76 per share and $25.42 per share, respectively.

The fair value of each option granted by the Company was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table.

Six Months Ended
	May 1, 2009	May 2, 2008

Risk-free interest rate (U.S. Treasury zero coupon issues)	1.43 – 3.12%	3.24 – 4.53%
Expected dividend yield	—	—
Expected volatility	36.8 – 43.1%	33.0 – 42.9%
Expected life (years)	4.5 – 9.5	2.0 – 9.5

12.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC. Components of periodic pension cost consisted of the following:

(In thousands)	Three Months Ended		Six Months Ended
	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008
Components of Net Periodic Pension Cost
Service cost	$1,444	$1,753	$2,919	$3,554
Interest cost	4,568	4,272	9,143	8,661
Expected return on plan assets	(3,507)	(5,504)	(7,016)	(11,175)
Amortization of prior service cost	4	4	4	9
Amortization of actuarial loss	1,007	95	2,005	145

Net Periodic Cost	$3,516	$620	$7,055	$1,194

The Company’s principal post-retirement plans include non-U.S. plans, which are non-contributory healthcare and life insurance plans. The components of expense of these other retirement benefits consisted of the following:

(In thousands)	Three Months Ended		Six Months Ended
	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008
Components of Net Periodic Pension Cost
Service cost	$80	$91	$162	$190
Interest cost	160	151	321	317
Amortization of actuarial loss (gain)	(18)	3	(37)	7

Net Periodic Cost	$222	$245	$446	$514

13.	The Company adopted the required portions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (Statement No. 157) on November 1, 2008. Statement No. 157 applies to all assets and liabilities that are being measured and reported at fair value. Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy of fair value measurements is described below:

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at May 1, 2009.

(In thousands)	Level 2
Assets:
Embedded Derivatives	$1,256
Liabilities:
Derivative Contracts	$11,139

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

14.	The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and interest rate swap contracts for the purpose of minimizing exposure to changes in foreign currency exchange rates on business transactions and interest rates, respectively. The Company’s policy is to execute such instruments with banks the Company believes to be creditworthy and not to enter into derivative financial instruments for speculative purposes. These derivative financial instruments do not subject the Company to undue risk as gains and losses on these instruments generally offset gains and losses on the underlying assets, liabilities, or anticipated transactions that are being hedged.

All derivative financial instruments are recorded at fair value in the Consolidated Balance Sheet. For a derivative that has not been designated as an accounting hedge, the change in the fair value is recognized immediately through earnings. For a derivative that has been designated as accounting hedge of an existing asset or liability (a fair value hedge), the change in the fair value of both the derivative and underlying asset or liability is recognized immediately through earnings. For a derivative designated as an accounting hedge of an anticipated transaction (a cash flow hedge), the change in the fair value is recorded on the Consolidated Balance Sheet in Accumulated Other Comprehensive Loss (AOCL) to the extent the derivative is effective in mitigating the exposure related to the anticipated transaction. The change in the fair value related to the ineffective portion of the hedge, if any, is immediately recognized in earnings. The amount recorded within AOCL is reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The Company does not exclude any amounts from the measure of effectiveness for both fair value and cash flow hedges.

The fair values of derivative instruments are presented on a gross basis as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company does not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of May 1, 2009. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of May 1, 2009 and October 31, 2008, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $293.8 million and $313.4 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swap to help meet this objective. At May 1, 2009, the Company does not have any interest rate swap contracts. A $2.9 million deferred gain on terminated interest rate swap is being amortized in proportion to the repayment of the underlying debt. The gain will be amortized through 2013.

Embedded Derivative Instruments

The Company’s embedded derivatives are the result of entering into sales or purchase contracts that are denominated in a currency other than the Company’s functional currency or the supplier’s or customer’s functional currency.

Net Investment Hedge

In February 2006, the Company entered into a term loan for U.K. £57.0 million. The Company designated the term loan a hedge of the investment in a certain U.K. business unit. The foreign currency gain or loss that is effective as a hedge is reported as a component of other comprehensive income in shareholders’ equity. To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings. There was no ineffectiveness in 2009.

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet as of May 1, 2009 are as follows:

(In thousands)	Derivatives
	Classification	Fair Value
Foreign currency forward exchange contracts	Accrued liabilities	$11,139
Net investment hedge	Current maturities, long-term debt	$11,553
Net investment hedge	Long-term debt	$18,023
Embedded derivative instruments	Other assets	$1,256

The effect of derivative instruments on the Consolidated Statement of Operations for the three and six months ended May 1, 2009 is as follows:

(In thousands)		Amount of Gain (Loss) at May 1, 2009
	Location of Gain (Loss)	Three Months Ended	Six Months Ended
Fair Value Hedges
Interest rate swap contracts	Interest Expense	$161	$242
Embedded derivatives	Sales	(1,986)	(1,755)

Cash Flow Hedges
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCL (effective portion)	AOCL	$13,675	$14,531
Amount of gain (loss) reclassified from AOCL into income	Sales	(5,574)	(10,999)

Net Investment Hedges
U.K. term loan	AOCL	$(838)	$2,612

During the three and six month period ended May 1, 2009, the Company recorded a $5.4 million gain and a $3.0 million gain on foreign currency forward exchange contracts that have not been designated as an accounting hedge. These foreign currency exchange gains are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the three and six months ended May 1, 2009. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three and six months ended May 1, 2009.

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet. Amounts included in AOCL are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $6.2 million of net loss into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at May 1, 2009, is 19 months.

15.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended		Six Months Ended
	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008
Sales
Avionics & Controls	$169,111	$147,174	$297,579	$290,082
Sensors & Systems	86,755	97,332	171,310	190,873
Advanced Materials	103,636	113,527	200,330	234,403

Total Sales	$359,502	$358,033	$669,219	$715,358

Income from Continuing Operations
Avionics & Controls	$21,685	$17,401	$36,160	$32,851
Sensors & Systems	9,899	10,467	20,151	22,835
Advanced Materials	14,359	19,925	24,333	35,574

Segment Earnings	45,943	47,793	80,644	91,260

Corporate expense	(6,258)	(9,149)	(15,930)	(18,463)
Other expense	(2,714)	(86)	(7,728)	(86)
Interest income	370	939	781	2,231
Interest expense	(7,610)	(7,272)	(14,346)	(15,178)
Gain on derivative financial instruments	—	—	—	1,850

	$29,731	$32,225	$43,421	$61,614

16.	The acquisition of Racal was funded from cash proceeds from the sale of U.K.-based Muirhead and Traxsys and the Company’s line of credit. Due to holding of pounds sterling to fund the acquisition during a period of foreign exchange volatility, the Company incurred a $7.9 million foreign currency transaction loss in January 2009, which was recorded in other expense. To facilitate the acquisition of Racal, the Company executed a $159.7 million U.S. dollar-denominated intercompany loan with a wholly owned subsidiary, of which its functional currency is the pound sterling. The Company was subject to foreign currency exchange risk on this intercompany loan until bank lender approval was secured to convert the intercompany loan to an investment in subsidiary. On February 24, 2009, lender approval was obtained. From January 30, 2009, to February 24, 2009, the effect of foreign currency changes resulted in a foreign currency loss of $0.1 million on the intercompany loan. No further foreign currency transaction losses or gains will be recorded because the intercompany loan was converted to an investment in subsidiary.

17.	The Company paid down £31.0 million of the £57.0 GBP million term loan during the first six months of 2008 and terminated the interest rate swap on the U.K. pound-denominated note for a gain of $1.9 million.

In April 2009, the Company amended the credit facility to provide for a $125.0 million term loan. The Company used the proceeds from the loan to repay its outstanding borrowings under the revolving credit facility and provide enhanced liquidity. Borrowings under the U.S. Term Loan Facility bear interest at a rate equal to either: (a) the LIBOR rate plus 2.50% or (b) the “Base Rate” (defined as the higher of Wachovia Bank, National Association’s prime rate and the Federal funds rate plus 0.50%) plus 1.50%. The loan is accruing interest at a variable rate based on LIBOR plus 2.5% and was 2.82% on May 1, 2009. The principal amount of the U.S. Term Loan Facility is payable quarterly commencing on March 31, 2010, the first four payments equal to 1.25% of the outstanding balance, the following four payments equal to 2.50%, with a final payment equal to 85.00% on March 13, 2012.

18.	Construction costs are being incurred related to the Company’s construction of a 216,000 square foot manufacturing facility under a 55-year land lease. During the first six month period of fiscal 2009, the Company recorded $12.0 million as construction in progress along with a corresponding amount recorded as a capital lease obligation.

19.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of May 1, 2009, and October 31, 2008, and for the applicable periods ended May 1, 2009, and May 2, 2008, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Credit Agreement, Senior Subordinated Notes due 2013 (Senior Subordinated Notes) and Senior Notes due 2017 (Senior Notes) which include Advanced Input Devices, Inc., Amtech Automated Manufacturing Technology, Angus Electronics Co., Armtec Countermeasures Co., Armtec Countermeasures TNO Co., Armtec Defense Products Co., AVISTA, Incorporated, BVR Technologies Co., CMC DataComm Inc., CMC Electronics Acton Inc., CMC Electronics Aurora Inc., EA Technologies Corporation, Equipment Sales Co., Esterline Canadian Holding Corporation, Esterline International Company, Esterline Sensors Services Americas, Inc., Esterline Technologies Holdings Limited, Esterline Technologies Ltd. (England), H.A. Sales Co., Hauser Inc., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach International Mexico S. de R.L. de C.V. (Mexico), Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., NMC Group, Inc., Norwich Aero Products, Inc., Palomar Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., Racal Acoustics Inc., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Acoustics Holdco Limited, Auxitrol S.A., BAE Systems Canada/Air TV LLC, CMC Electronics Inc., CMC Electronics ME Inc., Darchem Engineering Ltd., Darchem Holding Ltd., Esterline Acquisition Ltd., Esterline Canadian Acquisition Corporation, Esterline Canada Limited Partnership, Esterline Foreign Sales Corporation, Esterline Input Devices Asia Ltd., Esterline Input Devices (Shanghai) Ltd., Esterline Mexico S. de R.L. de C.V., Esterline Sensors Services Asia PTE Ltd., Esterline Technologies Acquisition Ltd., Esterline Technologies Denmark ApS, Esterline Technologies Europe Limited, Guizhou Leach-Tianyi Aviation Electrical Company Ltd., Leach International Asia-Pacific Ltd., Leach International Europe S.A., Leach International Germany GmbH,

Leach International U.K. Ltd., Leach Italia Srl., LRE Medical GmbH, Pressure Systems International Ltd., Rag Newco Ltd., Racal Acoustics Global Ltd., Racal Acoustics Group Ltd., Racal Acoustics Holdings Limited, Racal Acoustics Limited, TA Mfg. Ltd., UKCI Limited, Wallop Defence Systems Ltd., Wallop Industries Ltd., Weston Aero 2003, and Weston Aerospace Ltd. Muirhead Aerospace Limited (Muirhead), Norcroft Dynamics Ltd. (Norcroft), and Traxsys Input Products Ltd. (Traxsys), were Non-Guarantor Subsidiaries as of October 31, 2008. As explained in Note 9, Muirhead, Norcroft, and Traxsys were sold on November 3, 2008, and, accordingly, Muirhead, Norcroft, and Traxsys were excluded from the Condensed Consolidating Balance Sheet at May 1, 2009, and accounted for as a discontinued operation in the Condensed Consolidating Statement of Operations and Cash Flows for the six month periods ended May 1, 2009, and May 2, 2008. The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the Credit Agreement, the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Balance Sheet as of May 1, 2009

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$38,330	$2,440	$74,636	$—	$115,406
Accounts receivable, net	840	119,604	146,145	—	266,589
Inventories	—	138,471	147,723	—	286,194
Income tax refundable	—	—	7,635	—	7,635
Deferred income tax benefits	22,626	80	13,726	—	36,432
Prepaid expenses	(1,825)	6,057	10,804	—	15,036
Other current assets	—	—	55	—	55

Total Current Assets	59,971	266,652	400,724	—	727,347

Property, Plant & Equipment, Net	1,551	130,883	87,386	—	219,820
Goodwill	—	251,094	439,424	—	690,518
Intangibles, Net	39	104,155	305,856	—	410,050
Debt Issuance Costs, Net	8,151	—	—	—	8,151
Deferred Income Tax Benefits	24,675	5,872	30,050	—	60,597
Other Assets	167	1,809	36,161	—	38,137
Amounts Due (To) From Subsidiaries	23,356	—	—	(23,356)	—
Investment in Subsidiaries	1,567,432	232,289	187,743	(1,987,464)	—

Total Assets	$1,685,342	$992,754	$1,487,344	$(2,010,820)	$2,154,620

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$3,308	$26,152	$48,745	$—	$78,205
Accrued liabilities	11,207	58,997	130,870	—	201,074
Credit facilities	—	—	2,398	—	2,398
Current maturities of long-term debt	11,553	470	459	—	12,482
Deferred income tax liabilities	2,123	—	1,746	—	3,869
Federal and foreign income taxes	(11,049)	(4,827)	16,192	—	316

Total Current Liabilities	17,142	80,792	200,410	—	298,344

Long-Term Debt, Net	493,023	20,252	284	—	513,559
Deferred Income Tax Liabilities	27,167	5,870	89,462	—	122,499
Pension and Post-Retirement Obligations	22,865	31,993	20,057	—	74,915
Other Liabilities	—	—	48,537	—	48,537
Amounts Due To (From) Subsidiaries	31,288	43,416	87,343	(162,047)	—
Minority Interest	—	—	2,909	—	2,909
Shareholders’ Equity	1,093,857	810,431	1,038,342	(1,848,773)	1,093,857

Total Liabilities and Shareholders’ Equity	$1,685,342	$992,754	$1,487,344	$(2,010,820)	$2,154,620

Condensed Consolidating Statement of Operations for the three month period ended May 1, 2009.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$201,402	$158,361	$(261)	$359,502
Cost of Sales	—	133,132	114,033	(261)	246,904

	—	68,270	44,328	—	112,598
Expenses
Selling, general and administrative	—	29,404	25,215	—	54,619
Research, development and engineering	—	7,767	10,527	—	18,294

Total Expenses	—	37,171	35,742	—	72,913
Other
Other expense (income)	2,664	(31)	81	—	2,714

Total Other	2,664	(31)	81	—	2,714

Operating Earnings From Continuing Operations	(2,664)	31,130	8,505	—	36,971

Interest income	(5,983)	(1,116)	(8,769)	15,498	(370)
Interest expense	7,270	6,114	9,724	(15,498)	7,610

Other (Income) Expense, Net	1,287	4,998	955	—	7,240

Income (Loss) From Continuing Operations Before Taxes	(3,951)	26,132	7,550	—	29,731
Income Tax Expense (Benefit)	(445)	3,409	1,352	—	4,316

Income (Loss) From Continuing Operations Before Minority Interest	(3,506)	22,723	6,198	—	25,415
Minority Interest	—	—	(77)	—	(77)

Income (Loss) From Continuing Operations	(3,506)	22,723	6,121	—	25,338
Income From Discontinued Operations, Net of Tax	—	375	—	—	375
Equity in Net Income of Consolidated Subsidiaries	29,219	6,564	(1,001)	(34,782)	—

Net Income (Loss)	$25,713	$29,662	$5,120	$(34,782)	$25,713

Condensed Consolidating Statement of Operations for the six month period ended May 1, 2009.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$388,582	$281,175	$(538)	$669,219
Cost of Sales	—	258,277	196,730	(538)	454,469

	—	130,305	84,445	—	214,750
Expenses
Selling, general and administrative	—	61,784	52,560	—	114,344
Research, development and engineering	—	15,434	20,258	—	35,692

Total Expenses	—	77,218	72,818	—	150,036
Other
Other expense (income)	3,914	10,656	(6,842)	—	7,728

Total Other	3,914	10,656	(6,842)	—	7,728

Operating Earnings From Continuing Operations	(3,914)	42,431	18,469	—	56,986

Interest income	(11,207)	(2,223)	(16,141)	28,790	(781)
Interest expense	13,594	11,237	18,305	(28,790)	14,346

Other (Income) Expense, Net	2,387	9,014	2,164	—	13,565

Income (Loss) From Continuing Operations Before Taxes	(6,301)	33,417	16,305	—	43,421
Income Tax Expense (Benefit)	(888)	2,742	4,630	—	6,484

Income (Loss) From Continuing Operations Before Minority Interest	(5,413)	30,675	11,675	—	36,937
Minority Interest	—	—	(112)	—	(112)

Income (Loss) From Continuing Operations	(5,413)	30,675	11,563	—	36,825
Income From Discontinued Operations, Net of Tax	—	15,831	—	—	15,831
Equity in Net Income of Consolidated Subsidiaries	58,069	7,843	5,345	(71,257)	—

Net Income (Loss)	$52,656	$54,349	$16,908	$(71,257)	$52,656

Condensed Consolidating Statement of Cash Flows for the six month period ended May 1, 2009.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$52,656	$54,349	$16,908	$(71,257)	$52,656
Minority interest	—	—	112	—	112
Depreciation & amortization	—	15,125	15,930	—	31,055
Deferred income taxes	(1,914)	(82)	(3,707)	—	(5,703)
Share-based compensation	—	2,012	1,725	—	3,737
Gain on sale of discontinued operation	—	(26,481)	—	—	(26,481)
Working capital changes, net of effect of acquisitions Accounts receivable	(635)	10,603	31,538	—	41,506
Inventories	—	(6,352)	(12,145)	—	(18,497)
Prepaid expenses	1,851	(1,381)	(2,615)	—	(2,145)
Other current assets	—	—	870	—	870
Accounts payable	80	(4,645)	(14,935)	—	(19,500)
Accrued liabilities	(3,589)	(10,477)	2,576	—	(11,490)
Federal & foreign income taxes	(15,071)	5,125	662	—	(9,284)
Other liabilities	6,201	(126)	1,884	—	7,959
Other, net	(494)	19	(4,033)	—	(4,508)

	39,085	37,689	34,770	(71,257)	40,287

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(2)	(12,998)	(7,884)	—	(20,884)
Proceeds from sale of discontinued operation, net of cash	—	62,944	—	—	62,944
Proceeds from sale of capital assets	—	323	42	—	365
Acquisitions of businesses, net of cash acquired	—	(89,635)	(161,186)	—	(250,821)

	(2)	(39,366)	(169,028)	—	(208,396)

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	2,121	—	—	—	2,121
Excess tax benefits from stock options exercised	8	—	—	—	8
Debt and other issuance costs	(1,304)	—	—	—	(1,304)
Net change in credit facilities	—	—	(2,818)	—	(2,818)
Proceeds from issuance of long-term debt	125,000	—	—	—	125,000
Repayment of long-term debt	(9)	(413)	(309)	—	(731)
Net change in intercompany financing	(207,455)	(17,358)	153,556	71,257	—

	(81,639)	(17,771)	150,429	71,257	122,276

Effect of foreign exchange rates on cash	2	(25)	617	—	594

Net increase (decrease) in cash and cash equivalents	(42,554)	(19,473)	16,788	—	(45,239)
Cash and cash equivalents – beginning of year	80,884	21,913	57,848	—	160,645

Cash and cash equivalents – end of year	$38,330	$2,440	$74,636	$—	$115,406

Condensed Consolidating Balance Sheet as of October 31, 2008

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$80,884	$21,913	$57,848	$—	$160,645
Accounts receivable, net	205	127,583	169,718	—	297,506
Inventories	—	127,216	134,757	—	261,973
Income tax refundable	—	13,664	(8,097)	—	5,567
Deferred income tax benefits	30,034	(1)	7,669	—	37,702
Prepaid expenses	26	4,584	8,430	—	13,040
Other current assets	—	—	897	—	897

Total Current Assets	111,149	294,959	371,222	—	777,330

Property, Plant & Equipment, Net	1,821	112,782	89,859	—	204,462
Goodwill	—	209,605	367,256	—	576,861
Intangibles, Net	—	70,013	220,427	—	290,440
Debt Issuance Costs, Net	7,587	—	—	—	7,587
Deferred Income Tax Benefits	18,082	5,810	31,929	—	55,821
Other Assets	1,490	1,857	6,254	—	9,601
Amounts Due To (From) Subsidiaries	—	62,609	—	(62,609)	—
Investment in Subsidiaries	1,422,684	221,267	126,657	(1,770,608)	—

Total Assets	$1,562,813	$978,902	$1,213,604	$(1,833,217)	$1,922,102

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$510	$30,077	$59,220	$—	$89,807
Accrued liabilities	14,796	68,924	126,702	—	210,422
Credit facilities	—	—	5,171	—	5,171
Current maturities of long-term debt	6,983	740	665	—	8,388
Deferred income tax liabilities	2,889	—	—	—	2,889
Federal and foreign income taxes	4,022	730	(310)	—	4,442

Total Current Liabilities	29,200	100,471	191,448	—	321,119

Long-Term Debt, Net	379,493	8,408	347	—	388,248
Deferred Income Tax Liabilities	28,152	6,042	63,636	—	97,830
Pension and Post-Retirement Obligations	8,890	32,018	28,058	—	68,966
Other Liabilities	7,774	—	9,027	—	16,801
Amounts Due To (From) Subsidiaries	82,963	—	129,217	(212,180)	—
Minority Interest	—	—	2,797	—	2,797
Shareholders’ Equity	1,026,341	831,963	789,074	(1,621,037)	1,026,341

Total Liabilities and Shareholders’ Equity	$1,562,813	$978,902	$1,213,604	$(1,833,217)	$1,922,102

Condensed Consolidating Statement of Operations for the three month period ended May 2, 2008.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$213,955	$150,250	$(6,172)	$358,033
Cost of Sales	—	141,943	100,875	(6,172)	236,646

	—	72,012	49,375	—	121,387
Expenses
Selling, general and administrative	—	29,294	28,403	—	57,697
Research, development and engineering	—	6,370	18,676	—	25,046

Total Expenses	—	35,664	47,079	—	82,743
Other
Other expense (income)	90	1	(5)	—	86

Total Other	90	1	(5)	—	86

Operating Earnings From Continuing Operations	(90)	36,347	2,301	—	38,558

Interest income	(5,196)	(947)	(9,912)	15,116	(939)
Interest expense	6,950	5,330	10,108	(15,116)	7,272
Gain on derivative financial instrument	—	—	—	—	—

Other Expense, Net	1,754	4,383	196	—	6,333

Income (Loss) From Continuing Operations Before Taxes	(1,844)	31,964	2,105	—	32,225
Income Tax Expense (Benefit)	(422)	7,338	1,191	—	8,107

Income (Loss) From Continuing Operations Before Minority Interest	(1,422)	24,626	914	—	24,118
Minority Interest	—	—	(171)	—	(171)

Income (Loss) From Continuing Operations	(1,422)	24,626	743	—	23,947
Income From Discontinued Operations, Net of Tax	—	—	1,238	—	1,238
Equity in Net Income of Consolidated Subsidiaries	26,607	4,038	(693)	(29,952)	—

Net Income (Loss)	$25,185	$28,664	$1,288	$(29,952)	$25,185

Condensed Consolidating Statement of Operations for the six month period ended May 2, 2008.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$415,795	$312,388	$(12,825)	$715,358
Cost of Sales	—	280,995	210,588	(12,825)	478,758

	—	134,800	101,800	—	236,600
Expenses
Selling, general and administrative	—	59,640	57,485	—	117,125
Research, development and engineering	—	13,012	33,666	—	46,678

Total Expenses	—	72,652	91,151	—	163,803
Other
Other (income) expense	90	1	(5)	—	86

Total Other	90	1	(5)	—	86

Operating Earnings From Continuing Operations	(90)	62,147	10,654	—	72,711

Interest income	(11,093)	(1,910)	(20,967)	31,739	(2,231)
Interest expense	14,520	11,101	21,296	(31,739)	15,178
Gain on derivative financial instrument	(1,850)	—	—	—	(1,850)

Other Expense, Net	1,577	9,191	329	—	11,097

Income (Loss) From Continuing Operations Before Taxes	(1,667)	52,956	10,325	—	61,614
Income Tax Expense (Benefit)	(382)	9,188	(1,057)	—	7,749

Income (Loss) From Continuing Operations Before Minority Interest	(1,285)	43,768	11,382	—	53,865
Minority Interest	—	—	(193)	—	(193)

Income (Loss) From Continuing Operations	(1,285)	43,768	11,189	—	53,672
Income From Discontinued Operations, Net of Tax	—	—	2,497	—	2,497
Equity in Net Income of Consolidated Subsidiaries	57,454	10,045	(1,420)	(66,079)	—

Net Income (Loss)	$56,169	$53,813	$12,266	$(66,079)	$56,169

Condensed Consolidating Statement of Cash Flows for the six month period ended May 2, 2008.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$56,169	$53,813	$12,266	$(66,079)	$56,169
Minority interest	—	—	193	—	193
Depreciation & amortization	—	14,152	18,279	—	32,431
Deferred income taxes	203	2	(12,720)	—	(12,515)
Share-based compensation	—	2,366	1,968	—	4,334
Working capital changes, net of effect of acquisitions Accounts receivable	(292)	6,704	5,912	—	12,324
Inventories	—	(7,577)	(24,160)	—	(31,737)
Prepaid expenses	39	(1,006)	(2,630)	—	(3,597)
Accounts payable	(306)	(2,160)	5,449	—	2,983
Accrued liabilities	(8,162)	180	7,948	—	(34)
Federal & foreign income taxes	7,261	(1,292)	(3,156)	—	2,813
Other liabilities	(1,657)	(1,388)	289	—	(2,756)
Other, net	524	(578)	(1,357)	—	(1,411)

	53,779	63,216	8,281	(66,079)	59,197

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(338)	(6,911)	(14,019)	—	(21,268)
Proceeds from sale of capital assets	1	345	267	—	613
Purchase of short-term investments	(12,050)	—	—	—	(12,050)

	(12,387)	(6,566)	(13,752)	—	(32,705)

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	3,875	—	—	—	3,875
Excess tax benefits from stock options exercised	655	—	—	—	655
Net change in credit facilities	—	—	(1,851)	—	(1,851)
Repayment of long-term debt	(65,663)	(565)	281	—	(65,947)
Net change in intercompany financing	(26,561)	(55,915)	16,397	66,079	—

	(87,694)	(56,480)	14,827	66,079	(63,268)

Effect of foreign exchange rates on cash	(1)	(174)	(492)	—	(667)

Net increase (decrease) in cash and cash equivalents	(46,303)	(4)	8,864	—	(37,443)
Cash and cash equivalents - beginning of year	89,275	1,502	56,292	—	147,069

Cash and cash equivalents - end of year	$42,972	$1,498	$65,156	$—	$109,626

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate our businesses in three segments: Avionics & Controls, Sensors & Systems and Advanced Materials.

The Avionics & Controls segment includes avionics systems, control systems, interface technologies and communication systems capabilities. Avionics systems designs and develops cockpit systems integration and avionics solutions for commercial and military applications. Control systems designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles. Interface technologies manufactures and develops custom control panels, input systems for medical, industrial, military and gaming industries. Communication systems designs and manufactures military audio and data products designed to operate in severe battle environments. In addition, communication systems designs and manufactures communication control systems with an emphasis on security and aural clarity in military applications.

The Sensors & Systems segment includes power systems and advanced sensors capabilities. Power systems develops and manufactures electrical power switching and other related systems, principally for aerospace and defense customers. Advanced sensors develops and manufactures high precision temperature and pressure sensors for aerospace and defense customers.

The Advanced Materials segment includes engineered materials and defense technologies capabilities. Engineered materials develops and manufactures thermally engineered components and high-performance elastomer products used in a wide range of commercial aerospace and military applications. Defense technologies develops and manufactures combustible ordnance components and electronic warfare countermeasure devices for military customers. Sales in all segments include domestic, international, defense and commercial customers.

Our current business and strategic plan focuses on the continued development of our products principally for aerospace and defense markets. We are concentrating our efforts to expand our capabilities in these markets and anticipate the global needs of our customers and respond to such needs with comprehensive solutions. These efforts focus on continuous research and new product development, acquisitions and strategic realignments of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering.

On November 3, 2008, we sold Muirhead Aerospace (Muirhead) and Traxsys Input Products Limited (Traxsys) for $63.4 million, which resulted in an after tax gain of $15.8 million. Muirhead and Traxsys were included in the Sensors & Systems segment. The results of Muirhead and Traxsys were accounted for as discontinued operations in the consolidated income statement.

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

During the first six months of 2009, our operating results were affected by large fluctuations in foreign currency exchange rates, reductions in our after-market spares sales due to reduced air traffic and our flare countermeasure operations, operating results of which can vary significantly from quarter to quarter as the requirements from our customers change. Additionally, on a comparative basis, the first six months of 2009 contained 26 weeks, while the first six months of 2008 contained 27 weeks. Income from continuing operations was $36.8 million, or $1.23 per diluted share, compared with $53.7 million, or $1.80 per diluted share, in the prior-year period.

Income from continuing operations was also impacted by a foreign currency loss of $7.9 million or $1.7 million after tax, or $0.06 per diluted share, relating to the pound sterling-denominated funding of our acquisition of Racal in January 2009.

Income from continuing operations for the first six months of 2009 includes a $2.0 million, or $0.07 per diluted share, reduction of previously recorded withholding tax liabilities as a result of the enactment of a U.S.-Canadian tax treaty, a $1.6 million, or $0.05 per diluted share, penalty due to a development with regard to certain foreign tax laws and a $0.7 million, or $0.03 per diluted share, expense resulting from the reversal of previously recorded tax benefits associated with CMC’s SADI program. Prior-year results include a $2.8 million, or $0.09 per diluted share, reduction of previously estimated income tax liabilities, a $4.1 million, or $0.14 per diluted share, net reduction in deferred income tax liabilities resulting from the enactment of tax laws reducing the Canadian statutory corporate income tax rate, and a $0.7 million, or $0.02 per diluted share, net increase in income tax liabilities at CMC.

Income from discontinued operations was $0.53 per diluted share, compared with $0.08 per diluted share in the prior-year period, reflecting the gain on sale of our U.K.-based Muirhead and Traxsys subsidiaries in November 2008. Net income was $52.7 million, or $1.76 per diluted share, compared with net income of $56.2 million, or $1.88 per diluted share, in the prior-year period.

Results of Operations

Three Month Period Ended May 1, 2009 Compared with Three Month Period Ended May 2, 2008

Sales for the second fiscal quarter increased 0.4% when compared with the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Three Months Ended
		May 1, 2009	May 2, 2008

Avionics & Controls	14.9%	$169,111	$147,174
Sensors & Systems	(10.9)%	86,755	97,332
Advanced Materials	(8.7)%	103,636	113,527

Total Net Sales		$359,502	$358,033

The 14.9% increase in sales of Avionics & Controls was principally due to incremental sales from the Racal acquisition and increased sales volumes of cockpit controls and avionics systems for military aviation, partially offset by lower sales of cockpit controls for commercial aviation OEM and after-market customers. Stronger sales of interface technologies devices to the gaming industry offset weakness in the medical market. Management expects sales in the second half of the fiscal year to be impacted by continued weakness of commercial aviation, particularly in the business jet segment of the market.

The 10.9% decrease in sales of Sensors & Systems mainly reflected the effect of exchange rates and the strong U.S. dollar. Sales in the second fiscal quarter of 2009 reflected a weaker pound sterling and euro relative to the U.S. dollar. The average exchange rate from the pound sterling to the U.S. dollar decreased from 1.98 in the second fiscal quarter of 2008 to 1.44 in the second fiscal quarter of 2009. The average exchange rate from the euro to the U.S. dollar decreased from 1.54 in the second fiscal quarter of 2008 to 1.30 in the second fiscal quarter of 2009. Additionally, sales were impacted by lower sales of temperature sensors for business jets and certain power systems devices due to the delay of issuance of an Airworthiness Directive by the FAA. Management expects sales in the second half of the year to be impacted by lower sales to advanced sensors after-market customers and power systems to business jet customers.

The 8.7% decrease in sales of Advanced Materials principally reflected the effect of exchange rates on our U.K.–based thermally engineered component operation, lower commercial aircraft build rates, and weakened industrial commercial demand for engineered materials. Additionally, sales at our U.S. flare countermeasure operations decreased over the prior-year period, reflecting reduced demand, which management expects will continue in the second half of fiscal 2009. Sales at our U.K. flare countermeasure operations were weak in the second fiscal quarter of 2009 but are expected to be strong in the second half of the year. Sales at our combustible ordnance operation were even with the prior-year period.

Overall, gross margin as a percentage of sales was 31.3%, compared to 33.9% in the same period a year ago.

Avionics & Controls segment gross margin was 33.1% and 36.7% for the second fiscal quarter of 2009 and 2008, respectively. The decrease in gross margin reflects a $4.1 million increase in the estimate to complete on certain firm fixed-price long-term contracts for the development and manufacture of certain cockpit avionics systems. Additionally, gross margins were impacted by a $1.6 million charge from mark-to-market accounting for embedded derivatives arising from backlog denominated in other than the functional currency of the cockpit avionics systems unit or its customer. While gross margin declined at our cockpit avionics systems unit, gross margin improved at our control systems operations due to pricing leverage, strong cost control and certain reductions in the work force. Control systems gross margin benefited from a higher mix of military versus commercial aviation sales.

Sensors & Systems segment gross margin was 32.6% and 34.7% for the second fiscal quarter of 2009 and 2008, respectively. The decrease in gross margin principally reflects lower sales of temperature sensors, the impact of starting up a manufacturing facility in Mexico and higher warranty costs. In addition, gross margins were impacted by the delay in shipping certain commercial power system devices as described above.

Advanced Materials segment gross margin was 27.4% compared to 29.5% for the same period one year ago. The decrease in gross margin mainly reflects decreased sales of engineered materials to commercial aviation customers resulting in a lower recovery of fixed costs. Defense systems gross margins were even with the prior-year period reflecting strong gross margins at our combustible ordnance and chaff countermeasure operations and weak gross margins at our flare countermeasure operations.

Selling, general and administrative expenses (which include corporate expenses) totaled $54.6 million, or 15.2% of sales, and $57.7 million, or 16.1% of sales, for the second fiscal quarter of 2009 and 2008, respectively. The decrease in the amount of selling, general and administrative expenses was due principally to reduced incentive compensation expense, lower professional fees, and the effect of foreign exchange rates at our non-U.S. operations.

Research, development and engineering spending was $18.3 million, or 5.1% of sales, for the second fiscal quarter of 2009 compared with $25.0 million, or 7.0% of sales, for the second fiscal quarter of 2008. The decrease in research, development and engineering principally reflected lower spending on the development of the integrated cockpit system for the T-6B military trainer and certain cockpit avionics systems and the A400M development, as well as increased customer funding of certain development costs and the effect of foreign exchange rates. Fiscal 2009 research, development and engineering spending is expected to be about 5.0% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the second fiscal quarter of 2009 were $45.9 million, or 12.8% of sales, compared with $47.8 million, or 13.3% of sales, for the second fiscal quarter of 2008.

Avionics & Controls segment earnings were $21.7 million, or 12.8% of sales, in the second fiscal quarter of 2009 and $17.4 million, or 11.8% of sales, in the second fiscal quarter of 2008, principally reflecting a strong contribution from our Racal acquisition. Cockpit control systems earnings were even against the prior-year period. An increase in sales and earnings from military applications offset decreased sales and earnings from commercial aviation applications. In addition, cockpit control systems benefited from cost control and reductions in the work force. As indicated above, our cockpit avionics systems operations were impacted by an unfavorable estimate to complete adjustment on long-term contracts. Interface technologies operations earnings were down slightly against the prior-year period, primarily reflecting lower earnings from a new product development with introductory pricing for a limited number of shipments and reduced earnings from our medical business.

Sensors & Systems segment earnings were $9.9 million, or 11.4% of sales, for the second fiscal quarter of 2009 compared with $10.5 million, or 10.8% of sales, for the second fiscal quarter of 2008. Both advanced sensors and power systems operations earnings were slightly below the prior-year period. Advanced sensors results were favorably impacted by strong after-market sales, which are not expected to continue at this level for the balance of the year. Power systems operations benefited from lower research and development expenses and higher customer funding of research and development.

Advanced Materials segment earnings were $14.4 million, or 13.9% of sales, for the second fiscal quarter of 2009 compared with $19.9 million, or 17.6% of sales, for the second fiscal quarter of 2008, principally reflecting lower earnings from our engineered materials and flare countermeasure operations. Engineered materials operations were impacted by lower demand from commercial aviation and industrial commercial customers. Flare countermeasure operations are also being impacted by lower requirements and delayed shipments due to the availability of certified munitions carriers. Our thermally engineered material operations are benefiting from strong sales and earnings from nuclear and petrochemical customers and cost control actions.

Interest expense for the second fiscal quarter of 2009 was $7.6 million compared with $7.3 million for the second fiscal quarter of 2008, reflecting increased borrowings to finance the acquisition of Racal and NMC in the first fiscal quarter of 2009.

The effective income tax rate for the second fiscal quarter of 2009 was 12.2% (before a $0.7 million tax expense) compared with 23.0% (before a $0.7 million tax expense) for the prior-year period. The $0.7 million tax expense in the second fiscal quarter of 2009 was related to the reduction of prior year tax benefits resulting from CMC’s implementation of its SADI program. The $0.7 million tax expense in the second fiscal quarter of 2008 was related to certain tax liabilities of CMC. The effective tax rate differed from the statutory rate in the second fiscal quarters of 2009 and 2008, as both years benefited from various tax credits and certain foreign interest expense deductions.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk. We use forward contracts to hedge our foreign currency exchange risk. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customer. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in currency other than the functional currency of the Company for the three-month period ended May 1, 2009 and May 2, 2008 are as follows:

(In thousands)	Three Months Ended
	May 1, 2009	May 2, 2008

Forward foreign currency contracts – gain (loss)	$(128)	$1,572
Embedded derivatives – gain (loss)	(1,986)	91
Revaluation of monetary assets/liabilities – gain (loss)	7,968	(8)

Total	$5,854	$1,655

Six Month Period Ended May 1, 2009 Compared with Six Month Period Ended May 2, 2008

Sales for the first six months decreased 6.4% when compared with the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Six Months Ended
		May 1, 2009	May 2, 2008

Avionics & Controls	2.6%	$297,579	$290,082
Sensors & Systems	(10.2)%	171,310	190,873
Advanced Materials	(14.5)%	200,330	234,403

Total Net Sales		$669,219	$715,358

The 2.6% increase in sales of Avionics & Controls was principally due to the acquisition of Racal and the decrease in the number of weeks contained in the first six months of 2009 compared to the prior-year period, as explained above. Avionics & Controls sales benefited from strong military demand but weak commercial aviation demand impacting OEM and aftermarket spares sales.

The 10.2% decrease in sales of Sensors & Systems mainly reflected the effect of exchange rates at our non-U.S. operations, lower sales of certain power systems devices, and the decrease in the number of weeks contained in the first six month period of 2009 compared to the prior-year period. Sales in the first six months of 2009 reflected a weaker pound sterling and euro relative to the U.S. dollar. The average exchange rate from the pound sterling to the U.S. dollar decreased from 2.00 in the first six months of 2008 to 1.48 in the first six months of 2009. The average exchange rate from the euro to the U.S. dollar decreased from 1.50 in the first six months of 2008 to 1.31 in the first six months of 2009.

The 14.5% decrease in sales of Advanced Materials principally reflected lower sales of flare countermeasure devices at our U.K. operation, decreased sales of thermally engineered components and elastomer components, and the decrease in the number of weeks contained in the first six months of 2009 compared to the prior-year period. The decrease in flare countermeasures sales principally related to timing of receiving orders and scheduling shipments of our international customers. The decrease in sales of thermally engineered components reflected the weakening of the pound sterling as described above. The decrease in sales at our engineered materials operations was principally due to lower demand from commercial aviation customers. These decreases in sales were partially offset by increased sales of combustible ordnance and incremental sales from the acquisition of NMC in December 2008.

Overall, gross margin as a percentage of sales was 32.1% and 33.1% for the first six months of fiscal 2009 and 2008, respectively.

Avionics & Controls segment gross margin was 34.2% and 35.7% for the first six months of 2009 and 2008, respectively. The decrease in gross margin reflected the $4.1 million estimate to complete adjustment for certain long-term contracts, a $1.6 million charge from mark-to-market accounting for embedded derivatives, as previously described above, lower after-market sales, and decreased gross margins at our interface technologies operation. These decreases were partially offset by improved gross margins at our cockpit control systems operation due to cost control and pricing strength.

Sensors & Systems segment gross margin was 33.9% and 36.1% for the first six months of 2009 and 2008, respectively. The decrease in gross margin was due to lower after-market sales and certain higher margin power distribution devices for commercial aircraft applications, partially offset by a retroactive price adjustment on certain temperature and pressure sensors and the impact of exchange rates, as well as improved gross margin on certain power distribution devices for defense applications.

Advanced Materials segment gross margin was 27.4% compared to 27.3% for the same period one year ago. The increase in Advanced Materials gross margin reflected strong gross margins at our combustible ordnance and thermally engineered components operations, partially offset by lower gross margins at our U.K. flare countermeasure and engineered materials operations, reflecting lower sales volumes and a decreased recovery of fixed overhead expenses.

Selling, general and administrative expenses (which include corporate expenses) totaled $114.3 million, or 17.1% of sales, and $117.1 million, or 16.4% of sales, for the first six months of 2009 and 2008, respectively. The decrease in selling, general and administrative expense principally reflects lower incentive compensation expense and the effect of changes in foreign currency exchange rates, and partially offset by an increase in pension cost.

Research, development and engineering spending was $35.7 million, or 5.3% of sales, for the first six months of 2009 compared with $46.7 million, or 6.5% of sales, for the first six months of 2008. The decrease in research, development and engineering principally reflected increased customer funding and governmental assistance on certain development programs, lower spending on the integrated cockpit system for the T-6B military trainer, the A400M and 787 programs, and the effect of translating our non-U.S. units from their functional currency to the U.S. dollar as the Canadian dollar, euro and pound sterling weakened against the U.S. dollar.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first six months of 2009 totaled $80.6 million, or 12.1% of sales, compared with $91.3 million, or 12.8% of sales, for the first six months in 2008.

Avionics & Controls segment earnings were $36.2 million, or 12.2% of sales, in the first six months of 2009 and $32.9 million, or 11.3% of sales, in the first six months of 2008, principally reflecting the incremental earnings from the Racal acquisition. Control systems earnings declined against the prior-year period, reflecting decreased sales of after-market spares sales. Our avionics systems unit incurred operating losses in both the first six months of fiscal 2009 and 2008. Operating losses of our avionics systems unit in the first six months of fiscal 2009 mainly reflected lower than expected gross margins on certain long-term contracts, partially offset by lower research, development and engineering costs principally related to the development of the cockpit integration system for the T-6B military trainer. During the first six months of fiscal 2008, the

Canadian dollar strengthened against the U.S. dollar, which adversely impacted operating results, as approximately 80% of avionics systems sales are denominated in the U.S. dollar. Earnings of our interface technologies operation were almost even with the prior-year period.

Sensors & Systems segment earnings were $20.2 million, or 11.8% of sales, for the first six months of 2009 compared with $22.8 million, or 12.0% of sales, for the first six months of 2008. The decrease in segment earnings as a percent of sales principally reflects lower gross margins at our temperature and pressure sensor operations and start-up costs incurred to set up a manufacturing operation in Mexico. Lower gross margins at our power distribution operations were substantially offset by decreased research, engineering and development due to increased governmental assistance and customer development funding and decreased A400M program development expenses.

Advanced Materials segment earnings were $24.3 million, or 12.1% of sales, for the first six months of 2009 compared with $35.6 million, or 15.2% of sales, for the first six months of 2008, principally reflecting lower earnings from our engineered materials, U.K. countermeasure flare, and metal finishing operations. As explained above, our U.K. flare countermeasure unit had significant international sales and gross profit in the prior-year period, which did not occur in the first six months of 2009. We expect our international flare countermeasure sales orders to ship later this year. The decrease in earnings at our advanced materials operation principally reflected lower sales volumes and gross margin due to sales mix. The decrease in earnings at our metal finishing unit resulted from decreased sales and gross profit principally due to the effects of the strike at Boeing.

On January 26, 2009, we acquired Racal for £119.3 million or $166.7 million. Racal develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics market segment. The acquisition was funded with cash proceeds from the sale of U.K.-based Muirhead and Traxsys and our line of credit. To facilitate the acquisition of Racal, we executed a $159.7 million U.S. dollar-denominated intercompany loan with a wholly owned subsidiary, for which its functional currency is the pound sterling. Due to our holding of pounds sterling to fund the acquisition during a period of foreign exchange volatility, we incurred a $7.9 million foreign currency transaction loss in January 2009, which was recorded in other expense. We were subject to foreign currency exchange risk on this intercompany loan until bank lender approval was secured to convert the intercompany loan to an investment in subsidiary. On February 24, 2009, lender approval was obtained.

Interest expense for the first six months of 2009 was $14.3 million compared with $15.2 million for the first six months of 2008, reflecting lower borrowings during most of the first six months of 2009.

During the first six months of 2008, we repaid £31.0 million under our pound sterling term loan and terminated our interest rate swap, which resulted in a $1.9 million gain.

The effective income tax rate for the first six months of 2009 was 14.2% (before a $0.3 million tax benefit) compared with 22.6% (before a $6.2 million tax benefit) for the prior-year period.

The $0.3 million tax benefit in the first six months of 2009 was the result of three events. The first event was a $2.0 million reduction of previously recorded withholding tax liabilities as a result of the enactment of a U.S.-Canadian tax treaty. The second event was the recording of a $1.6 million tax expense as a result of accruing a penalty due to a development with regard to certain foreign tax laws. The third event was a $0.7 million expense resulting from the reversal of previously recorded tax benefits associated with the implementation of CMC’s SADI program. The $6.2 million tax benefit in the first six months of 2008 was the result of three events. The first event was the settlement of an examination of the U.S. federal income tax returns for fiscal years 2003 through 2005, which resulted in a $2.8 million reduction of previously estimated income tax liabilities. The second event was the enactment of tax laws reducing the Canadian statutory corporate income tax rate, which resulted in a $4.1 million net reduction of deferred income tax liabilities. The third event was the recognition of $0.7 million of additional income tax liabilities at CMC. The effective tax rate differed from the statutory rate in the first six months of 2009 and 2008, as both years benefited from various tax credits and certain foreign interest expense deductions.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk. We use forward contracts to hedge our foreign currency exchange risk. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customer. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in currency other than the functional currency of the Company for the six-month period ended May 1, 2009, and May 2, 2008, are as follows:

(In thousands)	Six Months Ended
	May 1, 2009	May 2, 2008

Forward foreign currency contracts – gain (loss)	$(7,967)	$3,145
Embedded derivatives – gain (loss)	(1,755)	869
Revaluation of monetary assets/liabilities – gain (loss)	8,897	1,121

Total	$(825)	$5,135

New orders for the first six months of 2009 were $676.3 million compared with $788.1 million for the same period in 2008. Orders in the first six months of 2009 include $41.0 million in backlog acquired from the Racal and NMC acquisitions. New orders declined by $152.8 million if Racal and NMC acquired backlog is excluded. The decline in new orders principally reflects the effect of exchange rates, the timing of receiving orders and a decrease in commercial aviation demand. Backlog was $1.1 billion compared with $1.0 billion at the end of the prior-year period and $1.1 billion at the end of fiscal 2008.

Liquidity and Capital Resources

Cash and cash equivalents at May 1, 2009, totaled $115.4 million, a decrease of $45.2 million from October 31, 2008. Net working capital decreased to $429.0 million at May 1, 2009, from $456.2 million at October 31, 2008. Sources and uses of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $40.3 million and $59.2 million in the first six months of 2009 and 2008, respectively. The decrease principally reflected lower income from continuing operations, increased payments for income taxes, inventory for new program builds, and incentive compensation payments, which are paid annually in the first fiscal quarter of each year. The decrease in cash flows provided by operating activities was partially offset by increased cash receipts from customers for shipments and advanced payments on long-term contracts.

Cash flows used by investing activities were $208.4 million and $32.7 million in the first six months of 2009 and 2008, respectively. Cash flows used by investing activities in the first six months of 2009 primarily reflected approximately $250.8 million for the acquisitions of NMC and Racal, and $20.9 million in purchases of capital assets, partially offset by proceeds from the sale of Muirhead and Traxsys of $62.9 million. Cash flows used by investing activities in the prior-year period included $21.3 million in purchases of capital assets and $12.1 million in purchases of short-term investments.

Cash flows provided by financing activities were $122.3 million in the first six months of 2009. Cash flows used by financing activities were $63.3 million in the first six months of 2008. The increase principally reflected a $125.0 million term loan due in 2012 to finance the Racal acquisition, and $2.7 million in repayments on our GBP term loan. The prior-year period mainly included $65.7 million in repayments on our GBP term loan.

On December 15, 2008, the Company acquired all of the outstanding capital stock of NMC Group, Inc. (NMC) for approximately $89.8 million in cash, including acquisition costs. The acquisition was funded from existing cash.

On January 26, 2008, the Company acquired all of the outstanding capital stock of Racal Acoustics Global Ltd. (Racal) for approximately $166.7 million in cash, including acquisition costs. Racal develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics segment. The acquisition was funded from proceeds from the sale of Muirhead and Traxsys and our credit facility.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $84.0 million during fiscal 2009, including $18.5 million to be incurred under a capitalized lease obligation related to the construction of a new facility for our Korry Electronics unit (Korry). Capital expenditures were $40.7 million in fiscal 2008. The increase in capital expenditures reflects the construction of a new facility for Korry and a replacement facility at our Wallop unit. Capital expenditures for the first six months of 2009 totaled $32.9 million, including $12.0 million in costs incurred under Korry’s capitalized lease obligation. Capital expenditures for the first six months of 2009 were primarily for machinery and equipment, construction in process, and enhancements to information systems.

In April 2009, we amended the credit facility to provide for a $125.0 million term loan. The Company used the proceeds from the loan to repay its outstanding borrowings under the revolving credit facility and provide enhanced liquidity. Borrowings under the U.S. Term Loan Facility bear interest at a rate equal to either: (a) the LIBOR rate plus 2.50% or (b) the “Base Rate” (defined as the higher of Wachovia Bank, National Association’s prime rate and the Federal funds rate plus 0.50%) plus 1.50%. The loan is accruing interest at a variable rate based on LIBOR plus 2.5% and was 2.82% on May 1, 2009. The principal amount of the U.S. Term Loan Facility is payable quarterly commencing on March 31, 2010, the first four payments equal to 1.25% of the outstanding balance, the following four payments equal to 2.50%, with a final payment equal to 85.00% on March 13, 2012.

Total debt at May 1, 2009, was $528.4 million and consisted of $175.0 million of Senior Notes due in 2017, $175.0 million of Senior Subordinated Notes due in 2013, $125.0 million under our U.S. term loan, $29.6 million under our GBP term loan, and $23.8 million of various foreign currency debt agreements and other debt agreements, including capital lease obligations.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through April 2010.

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

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 1, 2009. Based upon that evaluation, they concluded as of May 1, 2009, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of May 1, 2009, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 4.	Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on March 4, 2009, the shareholders acted on the following proposals:

a)	The election of the following directors for three-year terms expiring at the 2012 annual meeting:

	Votes Cast
Name	For	Withheld

Lewis E. Burns	24,733,651	1,729,275
Robert S. Cline	26,146,038	316,888
Jerry D. Leitman	24,574,692	1,888,234
The election of the following director for a one-year term expiring at the 2010 annual meeting:
	Votes Cast
Name	For	Withheld

Paul V. Haack	26,182,883	280,043

Current directors whose terms are continuing after the 2009 annual meeting are John F. Clearman, Robert W. Cremin, Anthony P. Franceschini, and James J. Morris.

b)	The approval of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending October 30, 2009:

Votes Cast
For	Against	Abstained

26,190,380	266,400	6,146

Item 6.	Exhibits

11	Schedule setting forth computation of basic and diluted earnings per common share for the three and six month periods ended May 1, 2009, and May 2, 2008.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: June 4, 2009	By:	/s/ Robert D. George
Robert D. George Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)