Form 10-Q
period 2009-07-31
ESTERLINE TECHNOLOGIES CORP
filed 2009-09-04
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

As of September 3, 2009, 29,756,190 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of July 31, 2009 and October 31, 2008

(In thousands, except share amounts)

	July 31, 2009	October 31, 2008
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$148,807	$160,645
Accounts receivable, net of allowances of $5,634 and $5,191	248,476	297,506
Inventories
Raw materials and purchased parts	128,175	110,984
Work in process	103,340	105,586
Finished goods	64,883	45,403

	296,398	261,973

Income tax refundable	9,453	5,567
Deferred income tax benefits	36,266	37,702
Prepaid expenses	17,013	13,040
Other current assets	19,240	897

Total Current Assets	775,653	777,330

Property, Plant and Equipment	488,698	430,824
Accumulated depreciation	244,743	226,362

	243,955	204,462

Other Non-Current Assets
Goodwill	743,864	576,861
Intangibles, net	435,433	290,440
Debt issuance costs, net of accumulated amortization of $7,365 and $6,132	7,612	7,587
Deferred income tax benefits	65,518	55,821
Other assets	8,541	9,601

	$2,280,576	$1,922,102

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of July 31, 2009 and October 31, 2008

(In thousands, except share amounts)

	July 31, 2009	October 31, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$70,754	$89,807
Accrued liabilities	211,208	210,422
Credit facilities	3,798	5,171
Current maturities of long-term debt	798	8,388
Deferred income tax liabilities	7,630	2,889
Federal and foreign income taxes	4,372	4,442

Total Current Liabilities	298,560	321,119

Long-Term Liabilities
Long-term debt, net of current maturities	509,776	388,248
Deferred income tax liabilities	129,006	97,830
Pension and post-retirement obligations	79,554	68,966
Other liabilities	19,003	16,801

Commitments and Contingencies

Minority Interest	2,933	2,797

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 29,755,530 and 29,636,481 shares	5,951	5,927
Additional paid-in capital	502,637	493,972
Retained earnings	698,360	613,063
Accumulated other comprehensive income (loss)	34,796	(86,621)

Total Shareholders’ Equity	1,241,744	1,026,341

	$2,280,576	$1,922,102

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Nine Month Periods Ended July 31, 2009 and August 1, 2008

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008

Net Sales	$361,486	$363,464	$1,030,705	$1,078,822
Cost of Sales	244,339	250,106	698,808	728,864

	117,147	113,358	331,897	349,958
Expenses
Selling, general & administrative	59,694	60,957	174,038	178,082
Research, development & engineering	14,868	21,460	50,560	68,138

Total Expenses	74,562	82,417	224,598	246,220
Other
Other expense	218	—	7,946	86

Total Other	218	—	7,946	86

Operating Earnings From
Continuing Operations	42,367	30,941	99,353	103,652

Interest income	(168)	(1,066)	(949)	(3,297)
Interest expense	7,024	7,339	21,370	22,517
Gain on derivative financial instruments	—	—	—	(1,850)

Other Expense, Net	6,856	6,273	20,421	17,370

Income From Continuing Operations Before Income Taxes	35,511	24,668	78,932	86,282
Income Tax Expense	3,009	6,232	9,493	13,981

Income From Continuing Operations Before Minority Interest	32,502	18,436	69,439	72,301
Minority Interest	(24)	(36)	(136)	(229)

Income From Continuing Operations	32,478	18,400	69,303	72,072

Income From Discontinued Operations, Net of Tax	163	2,082	15,994	4,579

Net Earnings	$32,641	$20,482	$85,297	$76,651

	Three Months Ended		Nine Months Ended
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Earnings Per Share – Basic:
Continuing operations	$1.09	$.62	$2.33	$2.45
Discontinued operations	.01	.07	.54	.15

Earnings Per Share – Basic	$1.10	$.69	$2.87	$2.60

Earnings Per Share – Diluted:
Continuing operations	$1.09	$.61	$2.32	$2.41
Discontinued operations	.00	.07	.54	.15

Earnings Per Share – Diluted	$1.09	$.68	$2.86	$2.56

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Month Periods Ended July 31, 2009 and August 1, 2008

(Unaudited)

(In thousands)

	Nine Months Ended
	July 31, 2009	August 1, 2008

Cash Flows Provided (Used) by Operating Activities
Net earnings	$85,297	$76,651
Minority interest	136	229
Depreciation and amortization	49,678	49,343
Deferred income taxes	(12,536)	(19,509)
Share-based compensation	5,529	6,518
Gain on sale of discontinued operation	(26,481)	—
Working capital changes, net of effect of acquisitions
Accounts receivable	73,927	12,120
Inventories	(15,106)	(40,718)
Prepaid expenses	(3,296)	(2,396)
Other current assets	(16,777)	—
Accounts payable	(29,193)	(2,011)
Accrued liabilities	6,733	5,702
Federal and foreign income taxes	(6,025)	6,902
Other liabilities	8,788	(2,808)
Other, net	(5,855)	3,582

	114,819	93,605

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(42,538)	(31,006)
Proceeds from sale of discontinued operation, net of cash	62,944	—
Proceeds from sale of capital assets	569	626
Acquisitions of businesses, net of cash acquired	(255,183)	12,033

	(234,208)	(18,347)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Month Periods Ended July 31, 2009 and August 1, 2008

(Unaudited)

(In thousands)

	Nine Months Ended
	July 31, 2009	August 1, 2008

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	3,152	7,266
Excess tax benefits from stock options exercised	8	1,932
Debt and other issuance costs	(1,258)	—
Dividends paid to minority interest	—	(554)
Net change in credit facilities	(1,834)	(134)
Proceeds from issuance of long-term debt	125,000	—
Proceeds from government assistance	9,746	—
Repayment of long-term debt, net	(34,394)	(67,687)

	100,420	(59,177)

Effect of Foreign Exchange Rates on Cash	7,131	(598)

Net Increase (Decrease) in Cash and Cash Equivalents	(11,838)	15,483

Cash and Cash Equivalents – Beginning of Period	160,645	147,069

Cash and Cash Equivalents – End of Period	$148,807	$162,552

Supplemental Cash Flow Information
Cash Paid for Interest	$20,654	$22,412
Cash Paid for Taxes	$34,140	$27,754

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended July 31, 2009 and August 1, 2008

1.	The consolidated balance sheet as of July 31, 2009, the consolidated statement of operations for the three and nine month periods ended July 31, 2009, and August 1, 2008, and the consolidated statement of cash flows for the nine month periods ended July 31, 2009, and August 1, 2008, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America. The first nine months of fiscal 2009 contained 39 weeks, while the first nine months of fiscal 2008 contained 40 weeks.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 1,527,422 and 408,803 in the third fiscal quarters of 2009 and 2008, respectively. Shares used for calculating earnings per share are disclosed in the following table.

(In thousands)	Three Months Ended		Nine Months Ended
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008

Shares Used for Basic Earnings Per Share	29,736	29,575	29,701	29,466
Shares Used for Diluted Earnings Per Share	29,870	29,994	29,855	29,894

5.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued Financial Accounting Standard No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (Statement No. 168). The purpose of Statement No. 168 is to provide a single source of authoritative U.S. GAAP and is not intended to modify existing GAAP. Statement No. 168 is effective for the Company in the fourth quarter of fiscal year 2009. The adoption of Statement No. 168 is not expected to have a material effect on the Company’s financial statements.

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

•

With the one exception described in the last sentence of this section, recognize pre-acquisition gain and loss contingencies at their acquisition-date fair values. Subsequent accounting for pre-acquisition loss contingencies is based on the greater of acquisition-date fair value or the amount calculated pursuant to FASB Statement No. 5, “Accounting for Contingencies,” (Statement No. 5). Subsequent accounting for pre-acquisition gain contingencies is based on the lesser of acquisition-date fair value or the best estimate of the future settlement amount. Adjustments after the acquisition date are made only upon the receipt of new information on the possible outcome of the contingency, and changes to the measurement of pre-acquisition contingencies are recognized in ongoing results of operations. Absent new information, no adjustments to the acquisition-date fair value are made until the contingency is resolved. Pre-acquisition contingencies that are both (1) non-

contractual and (2) as of the acquisition date are “not more likely than not” of materializing are not recognized in acquisition accounting and, instead, are accounted for based on the guidance in Statement No. 5, “Accounting for Contingencies.”

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

Statement No. 141(R) does not impact the accounting of acquisitions made prior to the effective date of this statement.

The Company is currently evaluating the impact of Statement No. 141(R) and Statement No. 160 on the Company’s financial statements.

6.	The Company’s comprehensive income is as follows:

(In thousands)	Three Months Ended		Nine Months Ended
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008

Net Earnings	$32,641	$20,482	$85,297	$76,651
Change in Fair Value of Derivative Financial Instruments, Net of Tax (1)	15,583	(337)	25,560	(3,172)
Adjustment for Minimum Pension Liability, Net of Tax (2)	(558)	(24)	(327)	(114)
Foreign Currency Translation Adjustment	97,398	(1,508)	96,184	(26,687)

Comprehensive Income	$145,064	$18,613	$206,714	$46,678

(1) Net of tax (expense) benefit of $(7,081) and $81 for the third fiscal quarters of 2009 and 2008, respectively. Net of tax (expense) benefit of $(11,634) and $1,504 for the first nine months of fiscal 2009 and 2008, respectively.

(2) Net of tax benefit of $191 and $8 for the third fiscal quarters of 2009 and 2008, respectively. Net of tax benefit of $75 and $96 for the first nine months of fiscal 2009 and 2008, respectively.

The Company’s accumulated other comprehensive income (loss) is comprised of the following:

(In thousands)	July 31, 2009	October 28, 2008

Currency translation adjustment	$56,980	$(39,204)
Net unrealized gain (loss) on derivative contracts	12,746	(12,814)
Employee benefit plans	(34,930)	(34,603)

Total accumulated other comprehensive income (loss)	$34,796	$(86,621)

7.	Management expects that demand for U.S. flare countermeasures will be reduced when the Quadrennial Defense Review is issued in February 2010. Management considered this reduction of demand to be an indicator of impairment which requires the Company to compare undiscounted cash flows to the carrying amount of its long-lived assets. Estimated undiscounted cash flows were in excess of the book value of the assets, and, accordingly, no impairment was recorded.

8.	On December 15, 2008, the Company acquired all of the outstanding capital stock of NMC Group, Inc. (NMC) for approximately $90.1 million in cash, including acquisition costs. NMC designs and manufactures specialized light-weight fasteners principally for commercial aviation applications. The acquisition expands the scale of the Company’s existing advanced materials business. NMC is included in the Advanced Materials segment.

The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based upon a preliminary valuation analysis. The Company has not finalized the allocation of the purchase price to tangible and intangible assets and tax basis of acquired assets and liabilities. The Company recorded goodwill of $41.1 million. The amount allocated to goodwill is expected to be deductible for income tax purposes.

(In thousands)
As of December 15, 2008

Current assets	$7,925
Property, plant and equipment	3,246
Intangible assets subject to amortization
Programs (15 year weighted average useful life)	39,280
Goodwill	41,073
Other assets	18

Total assets acquired	91,542

Current liabilities assumed	1,427

Net assets acquired	$90,115

On January 26, 2009, the Company acquired all of the outstanding capital stock of Racal Acoustics Global Ltd. (Racal) for approximately £122.3 million, or $170.9 million in cash, including acquisition costs. Racal develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics segment. The acquisition expands the scale of the Company’s existing avionics and controls business. Racal is included in the Avionics & Controls segment.

The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based upon a preliminary valuation analysis. The Company has not finalized the allocation of the purchase price to tangible and intangible assets and tax basis of acquired assets and liabilities. The Company recorded goodwill of $93.5 million. The amount allocated to goodwill is not expected to be deductible for income tax purposes.

(In thousands)
As of January 26, 2009

Current assets	$24,847
Property, plant and equipment	3,091
Intangible assets subject to amortization
Programs (15 year weighted average useful life)	90,045
Goodwill	93,456

Total assets acquired	211,439

Liabilities assumed	40,526

Net assets acquired	$170,913

9.	On November 3, 2008, the Company sold U.K.-based Muirhead Aerospace Limited and Traxsys Input Products Limited, which were included in the Sensors & Systems segment, for approximately £40.0 million or $63.4 million, resulting in an after-tax gain of $16.0 million. As a result, the consolidated income statement presents Muirhead Aerospace Limited and Traxsys Input Products Limited as discontinued operations.

The operating results of the discontinued operations for the three and nine month periods ended July 31, 2009 and August 1, 2008 consisted of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008

Sales	$—	$18,606	$—	$49,632
Income from discontinued operations before income taxes	—	2,941	26,481	6,378
Income tax expense (benefit)	(163)	859	10,487	1,799

Income from discontinued operations	$163	$2,082	$15,994	$4,579

10.

The effective income tax rate for the first nine months of fiscal 2009 was 15.7% (before a $2.9 million tax benefit) compared with 23.0% (before a $5.9 million tax benefit) for the prior-year period. The $2.9 million tax benefit in the first nine months of fiscal 2009 was the result of five events. The first event was a $2.0 million tax benefit for the reduction of previously recorded withholding tax liabilities as a result of the enactment of a U.S.-Canadian tax treaty. The second event was the recording of a $1.6 million tax accrual in the first fiscal quarter of 2009 for a potential penalty due to the application of certain foreign tax laws. The third event was a $0.6 million expense resulting from the reversal of previously recorded tax benefits associated with the implementation of CMC’s SADI program. The fourth event was the reversal of the $1.6 million tax accrual recorded in the first fiscal quarter of 2009 due to the application of certain foreign tax laws. The fifth event was a $1.5 million tax benefit associated with the reconciliation of the prior year’s U.S. income tax return to the U.S. income tax provision. The $5.9 million of tax benefit in the first nine months of fiscal

2008 was the result of four events. The first event was the settlement of an examination of the U.S. federal income tax returns for fiscal 2003 through 2005, which resulted in a $2.8 million reduction of previously estimated income tax liabilities. The second event was the enactment of tax laws reducing the Canadian statutory tax rate, which resulted in a $4.1 million net reduction of deferred income tax liabilities. The third event was the recognition of $0.7 million of additional income tax liabilities at CMC. The fourth event was a $0.3 million increase of previously estimated tax liabilities due to a reconciliation of the prior year’s U.S. income tax return to the U.S. income tax return’s provision for income taxes. The effective tax rate differed from the statutory rate in the first nine months of fiscal 2009 and 2008, as both years benefited from various tax credits and certain foreign interest expense deductions.

The Company and/or one of its subsidiaries files income tax returns in the U. S. federal jurisdiction and various states and foreign jurisdictions. The Company and/or one of its subsidiaries are no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax Jurisdiction	Years No Longer Subject to Audit

U.S. Federal	2005 and prior
Canada	2002 and prior
France	2004 and prior
Germany	2003 and prior
United Kingdom	2003 and prior

11.	As of July 31, 2009, the Company had three share-based compensation plans – an employee stock purchase plan, an employee share-save scheme for U.K. employees, and an equity incentive plan. The compensation cost that has been charged against income for those plans for the first nine months of fiscal 2009 and 2008 was $5.5 million and $6.5 million, respectively.

During the first nine months of fiscal 2009 and 2008, the Company issued 119,049 and 252,506 shares, respectively, under its employee stock plans. The Company converted the ESPP to a “safe harbor” design on December 16, 2008. Under the safe harbor design, shares are purchased by participants at 95% of the market value on the purchase date and, therefore, compensation cost is no longer recognized for the ESPP.

The fair value of the awards under the employee stock purchase plan was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table:

	Nine Months Ended
	July 31, 2009	August 1, 2008

Risk-free interest rate (U.S. Treasury zero coupon issues)	3.32%	3.32 – 5.15%
Expected dividend yield	—	—
Expected volatility	33.8%	21.4 – 34.8%
Expected life (months)	6	6

In April 2009, the Company offered shares under its employee share-save scheme for U.K. employees. This plan allows participants the option to purchase shares at 95% of the market price of the stock as of the beginning of the offering period. The term of these options is three years. The share-save scheme is not a “safe-harbor” design and, therefore, compensation cost is recognized on this plan.

Under the employee share-save scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 164,199 options in the nine month period ended July 31, 2009. The weighted-average grant date fair value of options granted during the nine month period ended July 31, 2009, was $7.49 per share.

The fair value of the awards under the employee share-save scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table:

July 31, 2009

Risk-free interest rate (U.S. Treasury zero coupon issues)	0.58%
Expected dividend yield	—
Expected volatility	50.08%
Expected life (years)	3

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 419,400 options and 376,300 options in the nine month periods ended July 31, 2009 and August 1, 2008, respectively. During the nine month periods ended July 31, 2009, and August 1, 2008, 7,000 and 174,600 option were exercised, respectively. The weighted-average grant date fair value of options granted during the nine month periods ended July 31, 2009, and August 1, 2008, was $15.75 per share and $25.44 per share, respectively.

The fair value of each option granted by the Company was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table:

Nine Months Ended
	July 31, 2009	August 1, 2008

Risk-free interest rate (U.S. Treasury zero coupon issues)	1.43 – 3.12%	3.24 – 4.53%
Expected dividend yield	—	—
Expected volatility	36.8 – 43.1%	33.0 – 42.9%
Expected life (years)	4.5 – 9.5	2.0 – 9.5

12.	The Company’s principal pension plans include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC. Components of periodic pension cost consisted of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Components of Net Periodic Pension Cost:
Service cost	$1,494	$1,801	$4,413	$5,355
Interest cost	4,697	4,334	13,840	12,995
Expected return on plan assets	(3,628)	(5,488)	(10,644)	(16,663)
Amortization of prior service cost	5	5	9	14
Amortization of actuarial loss	1,013	95	3,018	240

Net Periodic Cost	$3,581	$747	$10,636	$1,941

The Company’s principal post-retirement plans include non-U.S. plans, which are non-contributory health care and life insurance plans. The components of expense of these other retirement benefits consisted of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Components of Net Periodic Pension Cost:
Service cost	$88	$90	$250	$280
Interest cost	175	151	496	468
Amortization of actuarial loss (gain)	(21)	3	(58)	10

Net Periodic Cost	$242	$244	$688	$758

The Company expects to make a $20.0 million contribution to its U.S. pension plan during the fourth quarter of fiscal 2009 based upon its current funding status.

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

•

Level 1 – Valuations are based on quoted prices that the Company has the ability to obtain in actively traded markets for identical assets and liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market or exchange traded market, a valuation of these instruments does not require a significant degree of judgment.

•

Level 2 – Valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 – Valuations are based on model-based techniques for which some or all of the assumptions are obtained from indirect market information that is significant to the overall fair value measurement and which require a significant degree of management judgment.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at July 31, 2009:

(In thousands)	Level 2

Assets:
Derivative contracts	$18,351

Liabilities:
Derivative contracts not designated as hedging instruments under Statement No. 133*	$1,672
Derivative contracts	$2,063
Embedded derivatives	$942

* Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement No. 133).

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

The Company’s derivative contracts consist of foreign currency exchange contracts and interest rate swap agreements. These derivative contracts are over the counter and their fair value is determined using modeling techniques that include market inputs such as interest rates, yield curves, and currency exchange rates. These contracts are categorized as Level 2 in the fair value hierarchy.

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

14.	The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and interest rate swap contracts for the purpose of minimizing exposure to changes in foreign currency exchange rates on business transactions and interest rates, respectively. The Company’s policy is to execute such instruments with banks the Company believes to be credit worthy and not to enter into derivative financial instruments for speculative purposes. These derivative financial instruments do not subject the Company to undue risk, as gains and losses on these instruments generally offset gains and losses on the underlying assets, liabilities, or anticipated transactions that are being hedged.

All derivative financial instruments are recorded at fair value in the Consolidated Balance Sheet. For a derivative that has not been designated as an accounting hedge, the change in the fair value is recognized immediately through earnings. For a derivative that has been designated as an accounting hedge of an existing asset or liability (a fair value hedge), the change in the fair value of both the derivative and underlying asset or liability is recognized immediately through earnings. For a derivative designated as an accounting hedge of an anticipated transaction (a cash flow hedge), the change in the fair value is recorded on the Consolidated Balance Sheet in Accumulated Other Comprehensive Income (AOCI) to the extent the derivative is effective in mitigating the exposure related to the anticipated transaction. The change in the fair value related to the ineffective portion of the hedge, if any, is immediately recognized in earnings. The amount recorded within AOCI is reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The Company does not exclude any amounts from the measure of effectiveness for both fair value and cash flow hedges.

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. The

Company does not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of July 31, 2009. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of July 31, 2009, and October 31, 2008, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $274.8 million and $313.4 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In June 2009, the Company entered into an interest rate swap agreement on the $175.0 million Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed interest rate of 7.75% for a variable interest rate on the $175.0 million principal amount outstanding. The variable interest rate is based upon LIBOR plus 5.37% and was 5.65% at July 31, 2009. The fair value of the Company’s interest rate swap was a $2,063,000 liability at July 31, 2009, and was estimated by discounting expected cash flows using market interest rates. The Company records interest receivable and interest payable on interest rate swaps on a net basis. The Company recognized a net interest receivable of $460,000 at July 31, 2009. A $2.9 million deferred gain on a terminated interest rate swap is being amortized in proportion to the repayment of the underlying debt. The gain will be amortized through 2013.

Embedded Derivative Instruments

The Company’s embedded derivatives are the result of entering into sales or purchase contracts that are denominated in a currency other than the Company’s functional currency or the supplier’s or customer’s functional currency.

Net Investment Hedge

In February 2006, the Company entered into a term loan for £57.0 million. The Company designated the term loan a hedge of the investment in a certain U.K. business unit. The term loan was fully repaid in June 2009. A cumulative foreign currency loss of $4.8 million resulting from the accounting of the term loan as a net investment hedge will remain in other comprehensive income in shareholders’ equity until the hedged investment is disposed of or sold.

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet as of July 31, 2009 are as follows:

(In thousands)	Derivatives
	Classification	Fair Value
Foreign currency forward exchange contracts	Other current assets	$18,351
Foreign currency forward exchange contracts	Accrued liabilities	$1,672
Embedded derivative instruments	Accrued liabilities	$942
Interest rate swap	Long-term debt, net of current maturities	$2,063

The effect of derivative instruments on the Consolidated Statement of Operations for the three and nine months ended July 31, 2009 is as follows:

(In thousands)		Amount of Gain (Loss) at July 31, 2009
	Location of Gain (Loss)	Three Months Ended	Nine Months Ended
Fair Value Hedges:
Interest rate swap contracts	Interest Expense	$621	$863
Embedded derivatives	Sales	(2,165)	(3,929)

Cash Flow Hedges:
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCI (effective portion)	AOCI	$22,664	$37,194
Amount of gain (loss) reclassified from AOCI into income	Sales	(1,338)	(12,395)

Net Investment Hedges:
U.K. term loan	AOCI	$(3,058)	$(446)

During the three and nine month period ended July 31, 2009, the Company recorded gains of $6.8 million and $5.4 million, respectively, on foreign currency forward exchange contracts that have not been designated as an accounting hedge. These foreign currency exchange gains are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the three and nine months ended July 31, 2009. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the three and nine months ended July 31, 2009.

Cash flow hedges are designated as fair value hedges once the underlying transaction is recorded on the balance sheet. Amounts included in AOCI are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $11.0 million of net gain into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at July 31, 2009, is 16 months.

15.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended		Nine Months Ended
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Sales
Avionics & Controls	$171,027	$147,926	$468,606	$438,008
Sensors & Systems	84,460	103,320	255,770	294,193
Advanced Materials	105,999	112,218	306,329	346,621

Total Sales	$361,486	$363,464	$1,030,705	$1,078,822

Income from Continuing Operations
Avionics & Controls	$27,076	$9,553	$63,236	$42,404
Sensors & Systems	6,976	11,992	27,127	34,827
Advanced Materials	16,101	17,990	40,434	53,564

Segment Earnings	50,153	39,535	130,797	130,795

Corporate expense	(7,568)	(8,594)	(23,498)	(27,057)
Other expense	(218)	—	(7,946)	(86)
Interest income	168	1,066	949	3,297
Interest expense	(7,024)	(7,339)	(21,370)	(22,517)
Gain on derivative financial instruments	—	—	—	1,850

	$35,511	$24,668	$78,932	$86,282

16.

The acquisition of Racal was funded from cash proceeds from the sale of U.K.-based Muirhead and Traxsys and the Company’s line of credit. Due to holding of pounds sterling to fund the acquisition during a period of foreign exchange volatility, the Company incurred a $7.9 million foreign currency transaction loss in January 2009, which was recorded in other expense. To facilitate the acquisition of Racal, the Company executed a $159.7 million U.S. dollar-denominated intercompany loan with a wholly owned subsidiary, of which its functional currency is the pound sterling. The Company was subject to foreign currency exchange risk on this intercompany loan until bank lender approval was secured to convert the intercompany loan to an investment in subsidiary. On February 24, 2009, lender approval was obtained. From January 30, 2009, to February 24, 2009, the effect of foreign currency changes resulted in a foreign currency loss of $0.1 million on the intercompany loan. No further foreign currency transaction losses or gains will be recorded, because the intercompany loan was converted to an investment in subsidiary.

17.	As of June 2009, the Company had repaid the outstanding balance of £21.7 million of the U.K. term loan.

In April 2009, the Company amended the credit facility to provide for a $125.0 million term loan. The Company used the proceeds from the loan to repay its outstanding borrowings under the revolving credit facility and provide enhanced liquidity. Borrowings under the U.S. Term Loan Facility bear interest at a rate equal to either: (a) the LIBOR rate plus 2.50% or (b) the “Base Rate” (defined as the higher of Wachovia Bank, National Association’s prime rate and the Federal funds rate plus 0.50%) plus 1.50%. The loan is accruing interest at a variable rate based on LIBOR plus 2.5% and was 2.79% on July 31, 2009. The principal amount of the U.S. Term Loan Facility is payable quarterly commencing on March 31, 2010, the first four payments equal to 1.25% of the outstanding balance, the following four payments equal to 2.50%, with a final payment equal to 85.00% on March 13, 2012.

18.	Construction costs are being incurred related to the Company’s construction of a 216,000 square foot manufacturing facility under a 55-year land lease. During the first nine months of fiscal 2009, the Company recorded $15.9 million as construction in progress along with a corresponding amount recorded as a capital lease obligation.

19.	The Company has evaluated subsequent events through the date the Consolidated Financial Statements were issued on September 4, 2009.

20.

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of July 31, 2009, and October 31, 2008, and for the applicable periods ended July 31, 2009, and August 1, 2008, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Credit Agreement, Senior Subordinated Notes due 2013 (Senior Subordinated Notes) and Senior Notes due 2017 (Senior Notes) which include Advanced Input Devices, Inc., Angus Electronics Co., Armtec Countermeasures Co., Armtec Countermeasures TNO Co., Armtec Defense Products Co., AVISTA, Incorporated, BVR Technologies Co., CMC DataComm Inc., CMC Electronics Acton Inc., CMC Electronics Aurora Inc., EA Technologies Corporation, Equipment Sales Co., Esterline Canadian Holding Corporation, Esterline International Company, Esterline Sensors Services Americas, Inc., Esterline Technologies Holdings Limited, Esterline Technologies Ltd. (England), H.A. Sales Co., Hauser Inc., Hytek Finishes Co.,

Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach International Mexico S. de R.L. de C.V. (Mexico), Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., NMC Group, Inc., Norwich Aero Products, Inc., Palomar Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., Racal Acoustics Inc., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Acoustics Holdco Limited, Auxitrol S.A., BAE Systems Canada/Air TV LLC, CMC Electronics Inc., CMC Electronics ME Inc., Darchem Engineering Ltd., Darchem Holding Ltd., Esterline Acquisition Ltd., Esterline Canadian Acquisition Corporation, Esterline Canada Limited Partnership, Esterline Foreign Sales Corporation, Esterline Input Devices Asia Ltd., Esterline Input Devices (Shanghai) Ltd., Esterline Mexico S. de R.L. de C.V., Esterline Sensors Services Asia PTE Ltd., Esterline Technologies Acquisition Ltd., Esterline Technologies Denmark ApS, Esterline Technologies Europe Limited, Guizhou Leach-Tianyi Aviation Electrical Company Ltd., Leach International Asia-Pacific Ltd., Leach International Europe S.A., Leach International Germany GmbH, Leach International U.K. Ltd., Leach Italia Srl., LRE Medical GmbH, Pressure Systems International Ltd., Rag Newco Ltd., Racal Acoustics Global Ltd., Racal Acoustics Group Ltd., Racal Acoustics Holdings Limited, Racal Acoustics Limited, TA Mfg. Ltd., UKCI Limited, Wallop Defence Systems Ltd., Wallop Industries Ltd., Weston Aero 2003, and Weston Aerospace Ltd. Muirhead Aerospace Limited (Muirhead), Norcroft Dynamics Ltd. (Norcroft), and Traxsys Input Products Ltd. (Traxsys), were Non-Guarantor Subsidiaries as of October 31, 2008. As explained in Note 9, Muirhead, Norcroft, and Traxsys were sold on November 3, 2008, and, accordingly, Muirhead, Norcroft, and Traxsys were excluded from the Condensed Consolidating Balance Sheet at July 31, 2009, and accounted for as a discontinued operation in the Condensed Consolidating Statement of Operations and Cash Flows for the nine month periods ended July 31, 2009, and August 1, 2008. The Guarantor Subsidiaries are direct and indirect wholly owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the Credit Agreement, the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Balance Sheet as of July 31, 2009

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$50,196	$2,656	$95,955	$—	$148,807
Accounts receivable, net	332	108,692	139,452	—	248,476
Inventories	—	132,464	163,934	—	296,398
Income tax refundable	—	18,751	(9,298)	—	9,453
Deferred income tax benefits	23,665	114	12,487	—	36,266
Prepaid expenses	(1)	4,877	12,137	—	17,013
Other current assets	—	(1)	19,241	—	19,240

Total Current Assets	74,192	267,553	433,908	—	775,653

Property, Plant & Equipment, Net	1,608	143,950	98,397	—	243,955
Goodwill	—	251,368	492,496	—	743,864
Intangibles, Net	39	102,024	333,370	—	435,433
Debt Issuance Costs, Net	7,612	—	—	—	7,612
Deferred Income Tax Benefits	29,965	5,903	29,650	—	65,518
Other Assets	(120)	1,607	7,054	—	8,541
Amounts Due (To) From Subsidiaries	114,567	—	—	(114,567)	—
Investment in Subsidiaries	1,618,598	240,362	187,769	(2,046,729)	—

Total Assets	$1,846,461	$1,012,767	$1,582,644	$(2,161,296)	$2,280,576

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$408	$22,706	$47,640	$—	$70,754
Accrued liabilities	12,802	61,052	137,354	—	211,208
Credit facilities	—	—	3,798	—	3,798
Current maturities of long-term debt	—	333	465	—	798
Deferred income tax liabilities	1,056	1	6,573	—	7,630
Federal and foreign income taxes	(8,166)	12,419	119	—	4,372

Total Current Liabilities	6,100	96,511	195,949	—	298,560

Long-Term Debt, Net	475,440	24,141	10,195	—	509,776
Deferred Income Tax Liabilities	27,506	5,902	95,598	—	129,006
Pension and Post-Retirement Obligations	10,197	38,753	30,604	—	79,554
Other Liabilities	8,551	—	10,452	—	19,003
Amounts Due To (From) Subsidiaries	76,923	17,644	86,403	(180,970)	—
Minority Interest	—	—	2,933	—	2,933
Shareholders’ Equity	1,241,744	829,816	1,150,510	(1,980,326)	1,241,744

Total Liabilities and Shareholders’ Equity	$1,846,461	$1,012,767	$1,582,644	$(2,161,296)	$2,280,576

Condensed Consolidating Statement of Operations for the three month period ended July 31, 2009.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$192,987	$169,072	$(573)	$361,486
Cost of Sales	—	128,943	115,969	(573)	244,339

	—	64,044	53,103	—	117,147
Expenses
Selling, general and administrative	—	29,534	30,160	—	59,694
Research, development and engineering	—	6,828	8,040	—	14,868

Total Expenses	—	36,362	38,200	—	74,562
Other
Other expense (income)	288	(1)	(69)	—	218

Total Other	288	(1)	(69)	—	218

Operating Earnings From Continuing Operations	(288)	27,683	14,972	—	42,367

Interest income	(6,053)	(755)	(9,530)	16,170	(168)
Interest expense	6,843	6,231	10,120	(16,170)	7,024

Other Expense, Net	790	5,476	590	—	6,856

Income (Loss) From Continuing Operations Before Taxes	(1,078)	22,207	14,382	—	35,511
Income Tax Expense (Benefit)	(266)	(392)	3,667	—	3,009

Income (Loss) From Continuing Operations Before Minority Interest	(812)	22,599	10,715	—	32,502
Minority Interest	—	—	(24)	—	(24)

Income (Loss) From Continuing Operations	(812)	22,599	10,691	—	32,478
Income From Discontinued Operations, Net of Tax	—	163	—	—	163
Equity in Net Income of Consolidated Subsidiaries	33,453	8,073	26	(41,552)	—

Net Income (Loss)	$32,641	$30,835	$10,717	$(41,552)	$32,641

Condensed Consolidating Statement of Operations for the nine month period ended July 31, 2009.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$581,569	$450,247	$(1,111)	$1,030,705
Cost of Sales	—	387,220	312,699	(1,111)	698,808

	—	194,349	137,548	—	331,897
Expenses
Selling, general and administrative	—	91,318	82,720	—	174,038
Research, development and engineering	—	22,262	28,298	—	50,560

Total Expenses	—	113,580	111,018	—	224,598
Other
Other expense (income)	4,202	10,655	(6,911)	—	7,946

Total Other	4,202	10,655	(6,911)	—	7,946

Operating Earnings From Continuing Operations	(4,202)	70,114	33,441	—	99,353

Interest income	(17,260)	(2,978)	(25,671)	44,960	(949)
Interest expense	20,437	17,468	28,425	(44,960)	21,370

Other Expense, Net	3,177	14,490	2,754	—	20,421

Income (Loss) From Continuing Operations Before Taxes	(7,379)	55,624	30,687	—	78,932
Income Tax Expense (Benefit)	(1,154)	2,350	8,297	—	9,493

Income (Loss) From Continuing Operations Before Minority Interest	(6,225)	53,274	22,390	—	69,439
Minority Interest	—	—	(136)	—	(136)

Income (Loss) From Continuing Operations	(6,225)	53,274	22,254	—	69,303
Income From Discontinued Operations, Net of Tax	—	15,994	—	—	15,994
Equity in Net Income of Consolidated Subsidiaries	91,522	15,916	5,371	(112,809)	—

Net Income (Loss)	$85,297	$85,184	$27,625	$(112,809)	$85,297

Condensed Consolidating Statement of Cash Flows for the nine month period ended July 31, 2009.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$85,297	$85,184	$27,625	$(112,809)	$85,297
Minority interest	—	—	136	—	136
Depreciation & amortization	—	22,482	27,196	—	49,678
Deferred income taxes	(7,843)	(114)	(4,579)	—	(12,536)
Share-based compensation	—	2,880	2,649	—	5,529
Gain on sale of discontinued operation	—	(26,481)	—	—	(26,481)
Working capital changes, net of effect of acquisitions Accounts receivable	(127)	21,495	52,559	—	73,927
Inventories	—	(345)	(14,761)	—	(15,106)
Prepaid expenses	27	(201)	(3,122)	—	(3,296)
Other current assets	—	1	(16,778)	—	(16,777)
Accounts payable	(102)	(8,091)	(21,000)	—	(29,193)
Accrued liabilities	(4,057)	(8,422)	19,212	—	6,733
Federal & foreign income taxes	(12,188)	4,887	1,276	—	(6,025)
Other liabilities	2,084	6,578	126	—	8,788
Other, net	49	224	(6,128)	—	(5,855)

	63,140	100,077	64,411	(112,809)	114,819

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(177)	(26,886)	(15,475)	—	(42,538)
Proceeds from sale of discontinued operation, net of cash	—	62,944	—	—	62,944
Proceeds from sale of capital assets	—	395	174	—	569
Acquisitions of businesses, net of cash acquired	—	(89,789)	(165,394)	—	(255,183)

	(177)	(53,336)	(180,695)	—	(234,208)

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	3,152	—	—	—	3,152
Excess tax benefits from stock options exercised	8	—	—	—	8
Debt and other issuance costs	(1,258)	—	—	—	(1,258)
Net change in credit facilities	—	—	(1,834)	—	(1,834)
Proceeds from issuance of long-term debt	125,000	—	—	—	125,000
Proceeds from government assistance	—	—	9,746	—	9,746
Repayment of long-term debt	(32,858)	(574)	(962)	—	(34,394)
Net change in intercompany financing	(187,694)	(65,235)	140,120	112,809	—

	(93,650)	(65,809)	147,070	112,809	100,420

Effect of Foreign Exchange Rates on Cash	(1)	(189)	7,321	—	7,131

Net Increase (Decrease) in Cash and Cash Equivalents	(30,688)	(19,257)	38,107	—	(11,838)
Cash and Cash Equivalents – Beginning of Period	80,884	21,913	57,848	—	160,645

Cash and Cash Equivalents – End of Period	$50,196	$2,656	$95,955	$—	$148,807

Condensed Consolidating Balance Sheet as of October 31, 2008

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$80,884	$21,913	$57,848	$—	$160,645
Accounts receivable, net	205	127,583	169,718	—	297,506
Inventories	—	127,216	134,757	—	261,973
Income tax refundable	—	13,664	(8,097)	—	5,567
Deferred income tax benefits	30,034	(1)	7,669	—	37,702
Prepaid expenses	26	4,584	8,430	—	13,040
Other current assets	—	—	897	—	897

Total Current Assets	111,149	294,959	371,222	—	777,330

Property, Plant & Equipment, Net	1,821	112,782	89,859	—	204,462
Goodwill	—	209,605	367,256	—	576,861
Intangibles, Net	—	70,013	220,427	—	290,440
Debt Issuance Costs, Net	7,587	—	—	—	7,587
Deferred Income Tax Benefits	18,082	5,810	31,929	—	55,821
Other Assets	1,490	1,857	6,254	—	9,601
Amounts Due To (From) Subsidiaries	—	62,609	—	(62,609)	—
Investment in Subsidiaries	1,422,684	221,267	126,657	(1,770,608)	—

Total Assets	$1,562,813	$978,902	$1,213,604	$(1,833,217)	$1,922,102

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$510	$30,077	$59,220	$—	$89,807
Accrued liabilities	14,796	68,924	126,702	—	210,422
Credit facilities	—	—	5,171	—	5,171
Current maturities of long-term debt	6,983	740	665	—	8,388
Deferred income tax liabilities	2,889	—	—	—	2,889
Federal and foreign income taxes	4,022	730	(310)	—	4,442

Total Current Liabilities	29,200	100,471	191,448	—	321,119

Long-Term Debt, Net	379,493	8,408	347	—	388,248
Deferred Income Tax Liabilities	28,152	6,042	63,636	—	97,830
Pension and Post-Retirement Obligations	8,890	32,018	28,058	—	68,966
Other Liabilities	7,774	—	9,027	—	16,801
Amounts Due To (From) Subsidiaries	82,963	—	129,217	(212,180)	—
Minority Interest	—	—	2,797	—	2,797
Shareholders’ Equity	1,026,341	831,963	789,074	(1,621,037)	1,026,341

Total Liabilities and Shareholders’ Equity	$1,562,813	$978,902	$1,213,604	$(1,833,217)	$1,922,102

Condensed Consolidating Statement of Operations for the three month period ended August 1, 2008.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$206,802	$162,356	$(5,694)	$363,464
Cost of Sales	—	138,093	117,707	(5,694)	250,106

	—	68,709	44,649	—	113,358
Expenses
Selling, general and administrative	—	29,845	31,112	—	60,957
Research, development and engineering	—	6,121	15,339	—	21,460

Total Expenses	—	35,966	46,451	—	82,417
Other
Other expense (income)	—	—	—	—	—

Total Other	—	—	—	—	—

Operating Earnings From Continuing Operations	—	32,743	(1,802)	—	30,941

Interest income	(5,478)	(950)	(9,651)	15,013	(1,066)
Interest expense	7,155	5,377	9,820	(15,013)	7,339

Other Expense, Net	1,677	4,427	169	—	6,273

Income (Loss) From Continuing Operations Before Taxes	(1,677)	28,316	(1,971)	—	24,668
Income Tax Expense (Benefit)	(401)	7,335	(702)	—	6,232

Income (Loss) From Continuing Operations Before Minority Interest	(1,276)	20,981	(1,269)	—	18,436
Minority Interest	—	—	(36)	—	(36)

Income (Loss) From Continuing Operations	(1,276)	20,981	(1,305)	—	18,400
Income From Discontinued Operations, Net of Tax	—	—	2,082	—	2,082
Equity in Net Income of Consolidated Subsidiaries	21,758	5,924	(704)	(26,978)	—

Net Income (Loss)	$20,482	$26,905	$73	$(26,978)	$20,482

Condensed Consolidating Statement of Operations for the nine month period ended August 1, 2008.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$622,597	$474,744	$(18,519)	$1,078,822
Cost of Sales	—	419,088	328,295	(18,519)	728,864

	—	203,509	146,449	—	349,958
Expenses
Selling, general and administrative	—	89,485	88,597	—	178,082
Research, development and engineering	—	19,133	49,005	—	68,138

Total Expenses	—	108,618	137,602	—	246,220
Other
Other (income) expense	90	1	(5)	—	86

Total Other	90	1	(5)	—	86

Operating Earnings From Continuing Operations	(90)	94,890	8,852	—	103,652

Interest income	(16,571)	(2,860)	(30,618)	46,752	(3,297)
Interest expense	21,675	16,478	31,116	(46,752)	22,517
Gain on derivative financial instruments	(1,850)	—	—	—	(1,850)

Other Expense, Net	3,254	13,618	498	—	17,370

Income (Loss) From Continuing Operations Before Taxes	(3,344)	81,272	8,354	—	86,282
Income Tax Expense (Benefit)	(783)	16,523	(1,759)	—	13,981

Income (Loss) From Continuing Operations Before Minority Interest	(2,561)	64,749	10,113	—	72,301
Minority Interest	—	—	(229)	—	(229)

Income (Loss) From Continuing Operations	(2,561)	64,749	9,884	—	72,072
Income From Discontinued Operations, Net of Tax	—	—	4,579	—	4,579
Equity in Net Income of Consolidated Subsidiaries	79,212	15,969	(2,124)	(93,057)	—

Net Income (Loss)	$76,651	$80,718	$12,339	$(93,057)	$76,651

Condensed Consolidating Statement of Cash Flows for the nine month period ended August 1, 2008.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$76,651	$80,718	$12,339	$(93,057)	$76,651
Minority interest	—	—	229	—	229
Depreciation & amortization	—	21,036	28,307	—	49,343
Deferred income taxes	405	3	(19,917)	—	(19,509)
Share-based compensation	—	3,633	2,885	—	6,518
Working capital changes, net of effect of acquisitions Accounts receivable	(273)	11,400	993	—	12,120
Inventories	—	(11,356)	(29,362)	—	(40,718)
Prepaid expenses	1	363	(2,760)	—	(2,396)
Accounts payable	(1,067)	(1,979)	1,035	—	(2,011)
Accrued liabilities	(5,451)	9,010	2,143	—	5,702
Federal & foreign income taxes	18,984	(1,931)	(10,151)	—	6,902
Other liabilities	(11,365)	(1,517)	10,074	—	(2,808)
Other, net	523	(895)	3,954	—	3,582

	78,408	108,485	(231)	(93,057)	93,605

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(358)	(12,583)	(18,065)	—	(31,006)
Proceeds from sale of capital assets	—	506	120	—	626
Acquisitions of businesses, net of cash acquired	—	—	12,033	—	12,033

	(358)	(12,077)	(5,912)	—	(18,347)

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	7,266	—	—	—	7,266
Excess tax benefits from stock options exercised	1,932	—	—	—	1,932
Dividends paid to minority interest	—	—	(554)	—	(554)
Net change in credit facilities	—	—	(134)	—	(134)
Repayment of long-term debt	(66,899)	(857)	69	—	(67,687)
Net change in intercompany financing	(19,602)	(96,030)	22,575	93,057	—

	(77,303)	(96,887)	21,956	93,057	(59,177)

Effect of Foreign Exchange Rates on Cash	(3)	(196)	(399)	—	(598)

Net Increase (Decrease) in Cash and Cash Equivalents	744	(675)	15,414	—	15,483
Cash and Cash Equivalents – Beginning of Period	89,275	1,502	56,292	—	147,069

Cash and Cash Equivalents – End of Period	$90,019	$827	$71,706	$—	$162,552

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate our businesses in three segments: Avionics & Controls, Sensors & Systems and Advanced Materials.

The Avionics & Controls segment includes avionics systems, control systems, interface technologies and communication systems capabilities. Avionics systems designs and develops cockpit systems integration and avionics solutions for commercial and military applications. Control systems designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles. Interface technologies manufactures and develops custom control panels, input systems for medical, industrial, military and gaming industries. Communication systems designs and manufactures military audio and data products for severe battlefield environments. In addition, communication systems designs and manufactures communication control systems to enhance security and aural clarity in military applications.

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

On November 3, 2008, we sold Muirhead Aerospace (Muirhead) and Traxsys Input Products Limited (Traxsys) for $63.4 million, which resulted in an after tax gain of $16.0 million. Muirhead and Traxsys were included in the Sensors & Systems segment. The results of Muirhead and Traxsys are accounted for as discontinued operations in the consolidated income statement.

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

During the first nine months of fiscal 2009, our operating results have been affected by volatility in foreign currency exchange rates, reductions in our after-market spares sales due to reduced air traffic and operating losses at our flare countermeasure units. In addition, the first nine months of fiscal 2009 contained 39 weeks, while the first nine months of fiscal 2008 contained 40 weeks. While our operating results were impacted by these factors, we have benefited from significantly improved results at our avionics systems operations and consistent results at our control systems, power systems, and combustible ordnance operations. These operations benefited from continued demand for defense applications, reduced research and development expenditures and increased funding from customers and governments as well as effective cost control.

Income from continuing operations was $69.3 million, or $2.32 per diluted share, compared with $72.1 million, or $2.41 per diluted share, in the prior-year period. Income from continuing operations for the first nine months of fiscal 2009 was impacted by a foreign currency loss of $7.9 million or $1.7 million after tax, or $0.06 per diluted share, relating to the pound sterling-denominated funding of our acquisition of Racal in January 2009.

The effective income tax rate for the first nine months of fiscal 2009 was 15.7% (before a $2.9 million tax benefit or $0.10 per diluted share) compared with 23.0% (before a $5.9 million tax benefit or $0.20 per diluted share) for the prior-year period.

Income from discontinued operations was $0.54 per diluted share, compared with $0.15 per diluted share in the prior-year period, reflecting the gain on sale of our U.K.-based Muirhead and Traxsys subsidiaries in November 2008. Net income was $85.3 million, or $2.86 per diluted share, compared with net income of $76.7 million, or $2.56 per diluted share, in the prior-year period.

Results of Operations

Three Month Period Ended July 31, 2009 Compared with Three Month Period Ended August 1, 2008

Sales for the third fiscal quarter decreased 0.5% compared with the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Three Months Ended
		July 31, 2009	August 1, 2008

Avionics & Controls	15.6%	$171,027	$147,926
Sensors & Systems	(18.3)%	84,460	103,320
Advanced Materials	(5.5)%	105,999	112,218

Total Net Sales		$361,486	$363,464

The 15.6% increase in sales of Avionics & Controls was principally due to incremental sales from the Racal acquisition and increased sales volumes of avionics systems for military aviation. These increases were partially offset by lower sales of cockpit controls for commercial aviation OEM and after-market customers. Stronger sales of interface technologies devices to the gaming industry offset weakness in the medical market.

The 18.3% decrease in sales of Sensors & Systems mainly reflected the effect of exchange rates and the strong U.S. dollar. Sales in the third fiscal quarter of 2009 reflected a weaker pound sterling and euro relative to the U.S. dollar. The average exchange rate from the pound sterling to the U.S. dollar decreased from 1.98 in the third fiscal quarter of 2008 to 1.62 in the third fiscal quarter of 2009. The average exchange rate from the euro to the U.S. dollar decreased from 1.56 in the third fiscal quarter of 2008 to 1.40 in the third fiscal quarter of 2009. Additionally, sales were impacted by lower sales of temperature sensors for commercial and general aviation OEM and after-market customers. Sales of power system devices declined in comparison to the prior-year period due to lower demand from business jet customers and a delay in the issuance of an Airworthiness Directive by the FAA.

The 5.5% decrease in sales of Advanced Materials principally reflected the effect of exchange rates on our U.K.-based thermally engineered component operation, lower commercial aircraft build rates, and weakened industrial commercial demand for engineered materials. Additionally, sales at our U.S. flare countermeasure operations decreased over the prior-year period, reflecting a one-month factory shutdown resulting from an incident in a cross blending facility. The factory resumed operations in August 2009. Sales at our U.K. flare countermeasure operations were weaker than expected in the third fiscal quarter of 2009 due to delayed shipments to international customers which may be postponed until early fiscal 2010. Sales at our combustible ordnance operation were even with the prior-year period.

Overall, gross margin as a percentage of sales was 32.4%, compared to 31.2% in the same period a year ago.

Avionics & Controls segment gross margin was 35.7% and 29.3% for the third fiscal quarter of 2009 and 2008, respectively. Gross margin for the third fiscal quarter of 2008 reflected a $5.0 million increase in the estimate to complete on certain firm fixed-price long-term contracts for the development and manufacture of cockpit avionics systems in the third fiscal quarter of 2008. Avionics systems gross margins for the third fiscal quarter of 2009 were impacted by a $1.9 million charge from mark-to-market accounting for embedded derivatives arising from backlog denominated in other than the functional currency of the cockpit avionics systems unit or its customer. Gross margin improved at our control systems operations due to an emphasis on cost control measures.

Sensors & Systems segment gross margin was 31.3% and 35.1% for the third fiscal quarter of 2009 and 2008, respectively. The decrease in gross margin principally reflects lower sales of temperature sensors to the after-market and OEM customers, the impact of starting up a manufacturing facility in Mexico, and higher warranty costs. In addition, gross margins were impacted by the delay in shipping certain commercial power system devices as referred to above.

Advanced Materials segment gross margin was 28.0% compared to 30.1% for the same period one year ago. The decrease in gross margin mainly reflects decreased sales of U.S. flare countermeasure devices due to the incident referred to above, which resulted in a low recovery of fixed costs. This decrease in gross margin at our U.S. flare countermeasure operations was partially offset by improved gross margin at our U.K. flare countermeasure operations resulting from the shipment of a distributed component to an international customer. Gross margin on engineered materials decreased due to a lower recovery of fixed costs as a result of decreased sales to commercial aviation and industrial commercial customers. Management reduced the workforce at its elastomer operations during the third fiscal quarter of 2009 and took further actions subsequent to quarter end. Gross margin was also impacted by reduced sales of thermally engineered components for naval and industrial gas turbine applications.

Selling, general and administrative expenses (which include corporate expenses) totaled $59.7 million, or 16.5% of sales, and $61.0 million, or 16.8% of sales, for the third fiscal quarter of 2009 and 2008, respectively. The decrease in the amount of selling, general and administrative expenses was due principally to reduced incentive compensation expense, lower professional fees, and the effect of foreign exchange rates at our non-U.S. operations. These decreases were principally offset by a $2.8 million increase in pension expense.

Research, development and engineering spending was $14.9 million, or 4.1% of sales, for the third fiscal quarter of 2009 compared with $21.5 million, or 5.9% of sales, for the third fiscal quarter of 2008. The decrease in research, development and engineering principally reflected lower spending on the development of the integrated cockpit system for the T-6B military trainer and certain cockpit avionics systems and the A400M development, as well as increased customer funding of certain development costs, assistance from the Province of Québec, and the effect of foreign exchange rates.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the third fiscal quarter of 2009 were $50.2 million, or 13.9% of sales, compared with $39.5 million, or 10.9% of sales, for the third fiscal quarter of 2008.

Avionics & Controls segment earnings were $27.1 million, or 15.8% of sales, in the third fiscal quarter of 2009 and $9.6 million, or 6.5% of sales, in the third fiscal quarter of 2008, principally reflecting a significant improvement in our avionics systems operations, a solid contribution from our Racal acquisition and our control systems operations. Our avionics systems operation results reflected improved gross margin and lower research and development spending and assistance from the Province of Québec in the amount of $2.4 million. The assistance from the Province of Québec was received during the third fiscal quarter of 2009 and is retroactive to October 31, 2007, and, accordingly, approximately $2.2 million represents assistance for research, development and engineering expense incurred prior to May 2, 2009. In addition, control systems operations benefited from cost control and reductions in the workforce. As indicated above, our avionics systems operations were impacted by an unfavorable estimate to complete adjustment on long-term contracts in the prior-year period. Interface technologies operations earnings were down slightly against the prior-year period, primarily reflecting lower earnings from a new product development with introductory pricing for a limited number of shipments and reduced earnings from our medical business. Our interface technologies operations have also benefited from cost control and reductions in the workforce.

Sensors & Systems segment earnings were $7.0 million, or 8.3% of sales, for the third fiscal quarter of 2009 compared with $12.0 million, or 11.6% of sales, for the third fiscal quarter of 2008. The decrease in earnings principally reflected the results of our advanced sensors operations due to lower sales volumes and start-up costs in Mexico. Power systems operations earnings were consistent with the prior-year period. Power systems operations benefited from lower research and development expenses and higher customer funding of research and development.

Advanced Materials segment earnings were $16.1 million, or 15.2% of sales, for the third fiscal quarter of 2009 compared with $18.0 million, or 16.0% of sales, for the third fiscal quarter of 2008, principally reflecting lower earnings from our engineered materials and U.S. flare countermeasure operations. Engineered materials operations were impacted by lower demand from commercial aviation and industrial commercial customers. Flare countermeasure operations were impacted by lower requirements, a delayed shipment, and the one-month factory shutdown due to the incident in the cross blending facility. Our thermally engineered material operations were impacted by lower sales but benefited from the effects of foreign currency rate changes on forward contracts and cost control actions.

Interest expense for the third fiscal quarter of 2009 was $7.0 million compared with $7.3 million for the third fiscal quarter of 2008, reflecting the repayment of our U.K. term loan and lower interest rates.

The effective income tax rate for the third fiscal quarter of 2009 was 17.5% (before a $3.2 million discrete tax benefit) compared with 24.0% (before a $0.3 million discrete tax expense) for the prior-year period. The $3.2 million tax benefit in the third fiscal quarter of 2009 was related to a $1.6 million reversal of previously recorded expense due to the application of certain foreign tax laws, and a $1.6 million tax benefit associated with the reconciliation of the prior year’s income tax returns to the provision for income taxes. The $0.3 million tax expense in the third fiscal quarter of 2008 was related to a reconciliation of the prior year’s income tax returns to the provision for income taxes. The effective tax rate differed from the statutory rate in the third fiscal quarters of 2009 and 2008, as both years benefited from various tax credits and certain foreign interest expense deductions.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk. We use forward contracts to hedge our foreign currency exchange risk. To the extent that these hedges qualify under Statement No. 133, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customer. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in currency other than the functional currency of the Company for the three-month period ended July 31, 2009 and August 1, 2008 are as follows:

(In thousands)	Three Months Ended
	July 31, 2009	August 1, 2008

Forward foreign currency contracts – gain	$6,777	$282
Forward foreign currency contract – reclassified from AOCI	(1,338)	858
Embedded derivatives – gain (loss)	(2,165)	220
Revaluation of monetary assets/liabilities – gain (loss)	(3,377)	107

Total	$(103)	$1,467

Nine Month Period Ended July 31, 2009 Compared with Nine Month Period Ended August 1, 2008

Sales for the first nine months decreased 4.5% compared with the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Nine Months Ended
		July 31, 2009	August 1, 2008

Avionics & Controls	7.0%	$468,606	$438,008
Sensors & Systems	(13.1)%	255,770	294,193
Advanced Materials	(11.6)%	306,329	346,621

Total Net Sales		$1,030,705	$1,078,822

The 7.0% increase in sales of Avionics & Controls was principally due to the acquisition of Racal. Avionics & Controls sales benefited from strong demand for avionics systems, but were partially offset by weak commercial aviation demand impacting OEM and aftermarket spares sales and the decrease in the number of weeks contained in the first nine month period of fiscal 2009 compared to the prior-year period.

The 13.1% decrease in sales of Sensors & Systems mainly reflected the effect of exchange rates at our non-U.S. operations, lower sales of temperature and pressure sensors, certain power systems devices, and the decrease in the number of weeks contained in the first nine month period of fiscal 2009 compared to the prior-year period. Sales in the first nine months of fiscal 2009 reflected a weaker pound sterling and euro relative to the U.S. dollar. The average exchange rate from the pound sterling to the U.S. dollar decreased from 2.00 in the first nine months of fiscal 2008 to 1.52 in the first nine months of fiscal 2009. The average exchange rate from the euro to the U.S. dollar decreased from 1.52 in the first nine months of fiscal 2008 to 1.34 in the first nine months of fiscal 2009.

The 11.6% decrease in sales of Advanced Materials principally reflected lower sales of flare countermeasure devices, decreased sales of thermally engineered components and elastomer components, and one less week in the first nine months of fiscal 2009 compared to the prior-year period. The decrease in flare countermeasures sales related to lower demand and the timing of receiving orders and scheduling shipments of our international customers. The decrease in sales of thermally engineered components reflected the weakening of the pound sterling as described above. The decrease in sales at our engineered materials operations was principally due to lower demand from commercial aviation and industrial commercial customers. These decreases in sales were partially offset by increased sales of combustible ordnance and incremental sales from the acquisition of NMC in December 2008.

Overall, gross margin as a percentage of sales was 32.2% and 32.4% for the first nine months of fiscal 2009 and 2008, respectively.

Avionics & Controls segment gross margin was 34.8% and 33.5% for the first nine months of fiscal 2009 and 2008, respectively. The increase in gross margin reflected incremental gross margin from our Racal acquisition and improved gross margin at our secure communications systems operation.

Sensors & Systems segment gross margin was 33.0% and 35.8% for the first nine months of fiscal 2009 and 2008, respectively. The decrease in gross margin was due to lower after-market sales and certain higher margin power distribution devices for commercial aviation applications, partially offset by a retroactive price adjustment on certain temperature and pressure sensors and the impact of exchange rates, as well as improved gross margin on certain power distribution devices for defense applications.

Advanced Materials segment gross margin was 27.6% compared with 28.2% for the same period one year ago. The decrease in Advanced Materials gross margin reflected strong gross margins at our combustible ordnance and thermally engineered components operations, offset by lower gross margins at our U.K. flare countermeasure and engineered materials operations, reflecting lower sales volumes and a decreased recovery of fixed overhead expenses.

Selling, general and administrative expenses (which include corporate expenses) totaled $174.0 million, or 16.9% of sales, and $178.1 million, or 16.5% of sales, for the first nine months of fiscal 2009 and 2008, respectively. The decrease in selling, general and administrative expense principally reflects lower incentive compensation expense and the effect of changes in foreign currency exchange rates, partially offset by an increase of $8.7 million in pension cost.

Research, development and engineering spending was $50.6 million, or 4.9% of sales, for the first nine months of fiscal 2009 compared with $68.1 million, or 6.3% of sales, for the first nine months of fiscal 2008. The decrease in research, development and engineering principally reflected increased customer funding and governmental assistance on certain development programs, lower spending on the integrated cockpit system for the T-6B military trainer, the A400M and 787 programs, and the effect of translating our non-U.S. units from their functional currency to the U.S. dollar as the Canadian dollar, euro and pound sterling weakened against the U.S. dollar. Fiscal 2009 research, development and engineering spending is expected to be about 4.9% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first nine months of fiscal 2009 totaled $130.8 million, or 12.7% of sales, compared with $130.8 million, or 12.1% of sales, for the first nine months in fiscal 2008.

Avionics & Controls segment earnings were $63.2 million, or 13.5% of sales, in the first nine months of fiscal 2009 and $42.4 million, or 9.7% of sales, in the first nine months of fiscal 2008, principally reflecting significantly improved earnings at avionics systems. Our avionics systems operations were profitable in the first nine month period of fiscal 2009 and incurred an operating loss in the first nine month period of fiscal 2008. The improvement in operating earnings principally reflected lower research, development and engineering expenses for the T-6B military trainer and assistance from the Province of Québec in the amount of $2.4 million. The assistance agreement with the Province of Québec was signed in July 2009. The assistance from the Province of Québec is retroactive to October 31, 2007, and, accordingly, approximately $1.6 million represents assistance for research, development and engineering expense incurred prior to November 1, 2008. During the first nine months of fiscal 2008, the Canadian dollar strengthened against the U.S. dollar, which adversely impacted operating results, as approximately 80% of avionics systems sales are denominated in the U.S. dollar. Earnings of our interface technologies operations decreased from the prior-year period, primarily reflecting lower earnings from a new product development with introductory pricing for a limited number of shipments and reduced earnings from our medical business. Racal contributed strong earnings during the first nine months of fiscal 2009. Control systems operations earnings increased slightly against the prior-year period, reflecting cost reductions and strong earnings from sales of military applications.

Sensors & Systems segment earnings were $27.1 million, or 10.6% of sales, for the first nine months of fiscal 2009 compared with $34.8 million, or 11.8% of sales, for the first nine months of fiscal 2008. The decrease in segment earnings as a percent of sales principally reflects lower gross margins at our temperature and pressure sensor operations and start-up costs incurred establishing a manufacturing operation in Mexico. Lower gross margins at our power distribution operations were substantially offset by decreased research, engineering and development due to increased governmental assistance and customer development funding and decreased A400M program development expenses.

Advanced Materials segment earnings were $40.4 million, or 13.2% of sales, for the first nine months of fiscal 2009 compared with $53.6 million, or 15.5% of sales, for the first nine months of fiscal 2008, principally reflecting lower earnings from our engineered materials, countermeasure flare, and metal finishing operations. As stated above, one of our U.S. flare countermeasure units was closed for one month due to an incident in the cross blending facility. Additionally, sales at our U.K. flare countermeasure operations were weaker than expected in the third fiscal quarter of 2009 due to delayed shipments to international customers which may be postponed until early fiscal 2010. Our U.K. and U.S. flare countermeasure operations incurred operating losses in the first nine months of fiscal 2009 and 2008. Management expects that demand for U.S. flare countermeasures will be reduced when the Quadrennial Defense Review is issued in February 2010. We considered this reduction of demand to be an indicator of impairment which requires the Company to compare undiscounted cash flows to the carrying amount of its long-lived assets. Estimated undiscounted cash flows were in excess of the book value of the assets, and, accordingly, no impairment was recorded. The decrease in earnings at our engineered materials operations principally reflected lower sales volumes and gross margin due to sales mix and a decreased recovery of fixed costs. The decrease in earnings of our metal finishing operations resulted from decreased sales and gross profit principally due to the effects of the strike at Boeing and the downturn in commercial aviation.

On January 26, 2009, we acquired Racal for £122.3 million or $170.9 million. Racal develops and manufactures high technology ruggedized personal communication equipment for the defense market segment. The acquisition was funded with cash proceeds from the sale of U.K.-based Muirhead and Traxsys and our line of credit. To facilitate the acquisition of Racal, we executed a $159.7 million U.S. dollar-denominated intercompany loan with a wholly owned subsidiary, for which its functional currency is the pound sterling. Due to our holding of pounds sterling to fund the acquisition during a period of foreign exchange volatility, we incurred a

$7.9 million foreign currency transaction loss in January 2009, which was recorded in other expense. We were subject to foreign currency exchange risk on this intercompany loan until bank lender approval was secured to convert the intercompany loan to an investment in subsidiary. On February 24, 2009, lender approval was obtained.

Interest expense for the first nine months of fiscal 2009 was $21.4 million compared with $22.5 million for the first nine months of fiscal 2008, reflecting lower borrowings during most of the first nine months of fiscal 2009.

The effective income tax rate for the first nine months of fiscal 2009 was 15.7% (before a $2.9 million tax benefit) compared with 23.0% (before a $5.9 million tax benefit) for the prior-year period. The $2.9 million tax benefit in the first nine months of fiscal 2009 was the result of five events. The first event was a $2.0 million tax benefit for the reduction of previously recorded withholding tax liabilities as a result of the enactment of a U.S.-Canadian tax treaty. The second event was the recording of a $1.6 million tax accrual recorded in the first fiscal quarter of 2009 for a potential penalty due to the application of certain foreign tax laws. The third event was a $0.6 million expense resulting from the reversal of previously recorded tax benefits associated with the implementation of CMC’s SADI program. The fourth event was the reversal of the $1.6 million tax accrual recorded in the first fiscal quarter of 2009 due to the application of certain foreign tax laws. The fifth event was a $1.5 million tax benefit associated with the reconciliation of the prior year’s U.S. income tax return to the U.S. income tax provision. The $5.9 million of tax benefit in the first nine months of fiscal 2008 was the result of four events. The first event was the settlement of an examination of the U.S. federal income tax returns for fiscal 2003 through 2005, which resulted in a $2.8 million reduction of previously estimated income tax liabilities. The second event was the enactment of tax laws reducing the Canadian statutory tax rate, which resulted in a $4.1 million net reduction of deferred income tax liabilities. The third event was the recognition of $0.7 million of additional income tax liabilities at CMC. The fourth event was a $0.3 million increase of previously estimated tax liabilities due to a reconciliation of the prior year’s U.S. income tax return to the U.S. income tax return’s provision for income taxes. The effective tax rate differed from the statutory rate in the first nine months of fiscal 2009 and 2008, as both years benefited from various tax credits and certain foreign interest expense deductions.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk. We use forward contracts to hedge our foreign currency exchange risk. To the extent that these hedges qualify under Statement No. 133, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customer. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in currency other than the functional currency of the Company for the nine month period ended July 31, 2009, and August 1, 2008, are as follows:

(In thousands)	Nine Months Ended
	July 31, 2009	August 1, 2008

Forward foreign currency contracts – gain	$5,367	$1,211
Forward foreign currency contract – reclassified from AOCI	(12,395)	4,048
Embedded derivatives – gain (loss)	(3,929)	1,167
Revaluation of monetary assets/liabilities – gain (loss)	(8,423)	120

Total	$(19,380)	$6,546

New orders for the first nine months of fiscal 2009 were $1.0 billion compared with $1.1 billion for the same period in fiscal 2008. Orders in the first nine months of fiscal 2009 include $41.0 million in backlog acquired from the Racal and NMC acquisitions. New orders declined by $179.9 million if Racal and NMC acquired backlog is excluded. The decline in new orders principally reflects the effect of exchange rates, the timing of receiving orders and a decrease in commercial aviation demand. Backlog was $1.1 billion at the end of the third quarter of fiscal 2009 compared with $1.0 billion at the end of the prior-year period and $1.1 billion at the end of fiscal 2008.

Liquidity and Capital Resources

Cash and cash equivalents at July 31, 2009, totaled $148.8 million, a decrease of $11.8 million from October 31, 2008. Net working capital increased to $477.1 million at July 31, 2009, from $456.2 million at October 31, 2008. Sources and uses of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $114.8 million and $93.6 million in the first nine months of fiscal 2009 and 2008, respectively. The increase principally reflected increased income from continuing operations, increased cash receipts from customers and advanced payments on long-term contracts. The increase in cash flows from operations was partially offset by increased payments for income taxes.

Cash flows used by investing activities were $234.2 million and $18.3 million in the first nine months of fiscal 2009 and 2008, respectively. Cash flows used by investing activities in the first nine months of fiscal 2009 primarily reflected approximately $255.2 million for the acquisitions of NMC and Racal, and $42.5 million in purchases of capital assets, partially offset by proceeds from the sale of Muirhead and Traxsys of $62.9 million. Cash flows used by investing activities in the prior-year period included $31.0 million in purchases of capital assets.

Cash flows provided by financing activities were $100.4 million in the first nine months of fiscal 2009. Cash flows used by financing activities were $59.2 million in the first nine months of fiscal 2008. The increase principally reflected a $125.0 million term loan due in 2012 to finance the Racal acquisition, and $35.4 million in repayments on our U.K. term loan. The prior-year period mainly included $66.9 million in repayments on our U.K. term loan.

On December 15, 2008, the Company acquired all of the outstanding capital stock of NMC Group, Inc. (NMC) for approximately $90.1 million in cash, including acquisition costs. The acquisition was funded from existing cash.

On January 26, 2009, the Company acquired all of the outstanding capital stock of Racal Acoustics Global Ltd. (Racal) for approximately $170.9 million in cash, including acquisition costs. Racal develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics segment. The acquisition was funded from proceeds from the sale of Muirhead and Traxsys and our credit facility.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $84.0 million during fiscal 2009, including $18.5 million to be incurred under a capitalized lease obligation related to the construction of a new facility for Korry Electronics (Korry). Capital expenditures were $40.7 million in fiscal 2008. The increase in capital expenditures reflects the construction of a new facility for Korry and a replacement facility at our Wallop unit. Capital expenditures for the first nine months of fiscal 2009 totaled $58.4 million, including $15.9 million in costs incurred under Korry’s capitalized lease obligation. Capital expenditures for the first nine months of fiscal 2009 were primarily for machinery and equipment, construction in process, and enhancements to information systems.

In April 2009, we amended the credit facility to provide for a $125.0 million term loan. The Company used the proceeds from the loan to repay its outstanding borrowings under the revolving credit facility and provide enhanced liquidity. Borrowings under the U.S. Term Loan Facility bear interest at a rate equal to either: (a) the LIBOR rate plus 2.50% or (b) the “Base Rate” (defined as the higher of Wachovia Bank, National Association’s prime rate and the Federal funds rate plus 0.50%) plus 1.50%. The loan is accruing interest at a variable rate based on LIBOR plus 2.5% and was 2.79% on July 31, 2009. The principal amount of the U.S. Term Loan Facility is payable quarterly commencing on March 31, 2010, the first four payments equal to 1.25% of the outstanding balance, the following four payments equal to 2.50%, with a final payment equal to 85.00% on March 13, 2012.

Total debt at July 31, 2009, was $514.4 million and consisted of $175.0 million of Senior Notes due in 2017, $172.9 million of Senior Subordinated Notes due in 2013, $125.0 million under our U.S. term loan, $2.5 million of deferred gain on a terminated interest rate swap, and $39.0 million of various foreign currency debt agreements and other debt agreements, including capital lease obligations.

We plan to make a $20.0 million contribution to our U.S. pension plan during the fourth quarter of fiscal 2009 based upon its current funding status.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through July 2010.

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

There have been no significant changes in our exposure to market risk during the first nine months of fiscal 2009. A discussion of our exposure to market risk is provided in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

Item 4.	Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2009. Based upon that evaluation, they concluded as of July 31, 2009, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of July 31, 2009, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 6.	Exhibits

11	Schedule setting forth computation of basic and diluted earnings per common share for the three and nine month periods ended July 31, 2009, and August 1, 2008.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Robert W. Cremin) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: September 4, 2009	By:	/s/ Robert D. George
Robert D. George Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)