Form 10-K
period 2009-10-30
ESTERLINE TECHNOLOGIES CORP
filed 2009-12-22
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	October 30, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        Yes  ☐        No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐        No  ☒

As of December 18, 2009, 29,793,112 shares of the Registrant’s common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of May 1, 2009 was $777,974,514 (based upon the closing sales price of $26.18 per share).

Documents Incorporated by Reference

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended October 30, 2009.

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

Our strategy is to maintain a leadership position in niche markets for the development and manufacture of highly engineered products that are essential to our customers. We are concentrating our efforts to expand selectively our capabilities in these markets, to anticipate the global needs of our customers and to respond to such needs with comprehensive solutions. Our current business and strategic growth plan focuses on the continuous development of these products in three key technology segments – avionics and controls, sensors and systems, and advanced materials including thermally engineered components and specialized high-performance elastomers and other complex materials, principally for aerospace and defense markets. Our products are often mission-critical equipment, which have been designed into particular military and commercial platforms and in certain cases can only be replaced by products of other manufacturers following a formal certification process. As part of our implementation of this growth plan, we focus on, among other things, expansion of our capabilities as a more comprehensive supplier to our customers. In fiscal 2009 such expansion included the December 15, 2008, acquisition of NMC Group, Inc. (NMC), which designs and manufactures specialized light-weight fasteners principally for commercial aviation applications, and the January 26, 2009, acquisition of Racal Acoustics Global Ltd. (Racal Acoustics), which develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics segment. We also divested a non-core business operating as Muirhead Aerospace and Traxsys Input Products Limited. These acquisitions and divestiture are described in more detail in the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations contained in Item 7 of this report.

Our products have a long history in the aerospace and defense industry and are found on most military and commercial aircraft, helicopters, and land-based systems. For example, our products are used on the majority of active and in-production U.S. military aircraft and on every Boeing commercial aircraft platform manufactured in the past 65 years. In addition, our products are supplied to Airbus, all of the major regional and business jet manufacturers, and the major aircraft engine manufacturers. We differentiate ourselves through our engineering and manufacturing capabilities and our reputation for quality, on-time delivery, reliability, and innovation – all embodied in the Esterline Performance System, our way of approaching business that ensures all employees are focused on continuous improvement. We work closely with original equipment manufacturers (OEMs) on new, highly engineered product designs which often results in our products being designed into their platforms; this integration often results in sole-source positions for OEM production and aftermarket business. In fiscal 2009, we estimate that 32% of our sales to commercial and military aerospace customers were derived from aftermarket business. Our aftermarket sales, including retrofits, spare parts, and repair services, historically carry a higher gross margin than sales to OEMs. In many cases, aftermarket sales extend well beyond the OEM production period, supporting the platform during its entire life cycle.

Our sales are diversified across three broad markets: defense, commercial aerospace, and general industrial. For fiscal 2009, we estimate we derived approximately 45% of our sales from the defense market, 40% from the commercial aerospace market and 15% from the general industrial market.

(b) Financial Information About Industry Segments.

A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to our business segments for fiscal years 2009, 2008 and 2007 is reported in Note 18 to the Company’s Consolidated Financial Statements for the fiscal year ended October 30, 2009, and appears in Item 8 of this report.

(c) Narrative Description of Business.

Avionics & Controls

Our Avionics & Controls business segment includes avionics systems, control systems, interface technologies and communication systems capabilities. Avionics systems designs and develops cockpit systems integration and avionics solutions for commercial and military applications. Control systems designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles. Interface technologies manufactures and develops custom control panels and input systems for medical, industrial, military and gaming industries. Communication systems designs and manufactures military audio and data products for severe battlefield environments. In addition, communication systems designs and manufactures communication control systems to enhance security and aural clarity in military applications.

We are a market leader in global positioning systems (GPS), head-up displays, enhanced vision systems, and electronic flight management systems that are used in a broad variety of control and display applications. For example, our high-performance GPS systems are installed on over 16,500 aircraft worldwide. In addition, we develop, manufacture and market sophisticated high reliability technology interface systems for commercial and military aircraft. These products include lighted push-button and rotary switches, keyboards, lighted indicators, panels and displays. Over the years, our products have been integrated into many existing aircraft designs, including every Boeing commercial aircraft platform currently in production. Our large installed base provides us with a significant spare parts and retrofit business. We are a Tier 1 supplier on the Boeing 787 program to design and manufacture all of the cockpit overhead panels and embedded software for these systems. We manufacture control sticks, grips and wheels, as well as specialized switching systems. In this area, we primarily serve commercial and military aviation, and airborne and ground-based military equipment manufacturing customers. For example, we are a leading manufacturer of pilot control grips for most types of military fighter jets and helicopters. Additionally, our software engineering center supports our customers’ needs with such applications as primary flight displays, flight management systems, air data computers and engine control systems.

Our proprietary products meet critical operational requirements and provide customers with significant technological advantages in such areas as night vision compatibility and active-matrix liquid-crystal displays (a technology enabling pilots to read display screens in a variety of light conditions as well as from extreme angles). Our products are incorporated in a wide variety of platforms ranging from military helicopters, fighters and transports, to commercial wide- and narrow-body, regional and business jets. In fiscal 2009, some of our largest customers for these products included BAE Systems, The Boeing Company, General Electric, Honeywell, Lockheed Martin, Rockwell Collins, Sikorsky, and U.S. Department of Defense (DoD).

We are also a supplier in custom input integration with a full line of keyboard, switch and input technologies for specialized medical equipment, communications systems and comparable equipment for military applications. These products include custom keyboards, keypads, and input devices that integrate cursor control devices, bar-code scanners, displays, video, and voice activation. We also produce instruments that are used for point-of-use and point-of-care in vivo diagnostics. We have developed a wide variety of technologies, including plastic and vinyl membranes that protect high-use switches and fully depressible buttons, and backlit elastomer switch coverings that are resistant to exposure from harsh chemicals. These technologies now serve as the foundation for a small but growing portion of our product line. In fiscal 2009, some of our largest customers for these products included Biosite, Finmeccanica, General Electric, IDEXX Laboratories, Inc., Philips, Roche, Siemens, and WMS.

In addition, we design and manufacture ruggedized military personal communication equipment, primarily headsets. We are the sole supplier of Active Noise Reduction (ANR) headsets to the British Army’s tracked and wheeled vehicle fleets under the Bowman communication system program. In the U.S., we supply ANR headsets to the U.S. Army’s tracked and wheeled vehicle fleets under the Vehicle Intercom System (VIS) program comprising over 150,000 vehicles, and we are the sole supplier to the U.S. Marine Corps for their MRAP fleet. We are also the sole ANR headset supplier to the Canadian Army. We have a long-standing relationship with armies around the world including forces in India, Australia, Spain, and Saudi Arabia. In fiscal 2009, some of our largest customers for these products included Northrop Grumman and the British Ministry of Defence (MoD).

Sensors & Systems

Our Sensors & Systems business segment includes power systems and advanced sensors capabilities. We develop and manufacture high-precision temperature, pressure and speed sensors, electrical power switching, control and data communication devices, and other related systems principally for aerospace and defense customers. We are the sole-source supplier of temperature probes for use on all versions of the General Electric/Snecma CFM-56 jet engine. The CFM-56 jet engine has an installed base of 20,000, is standard equipment on new generation Boeing 737 aircraft and was selected as the engine for approximately 52% of all Airbus aircraft delivered to date. We were contracted to design and manufacture the 787’s sensors for the environmental control system, and provide the primary power distribution assembly for the Airbus A400M military transport. Additionally, we have secured a Tier 1 position with Rolls Royce for the complete suite of sensors for the engine that will power the A400M and A350. The principal customers for our products in this business segment are jet engine manufacturers and airframe manufacturers. In fiscal 2009, some of our largest customers for these products included The Boeing Company, Bombardier, Dassault, Eurocopter, Flame, Honeywell, Pratt & Whitney, and SAFRAN.

Advanced Materials

Our Advanced Materials business segment includes engineered materials and defense technologies capabilities. We develop and manufacture high-performance elastomer products used in a wide range of commercial aerospace, space, and military applications, and highly engineered thermal components for commercial aerospace and industrial applications. We also develop and manufacture combustible ordnance for military applications.

Specialized High-Performance Applications. We specialize in the development of proprietary formulations for silicone rubber and other elastomer products. Our elastomer products are engineered to address specific customer requirements where superior performance in high temperature, high pressure, caustic, abrasive and other difficult environments is critical. These products include clamping devices, thermal fire barrier insulation products, sealing systems, tubing and coverings designed in custom-molded shapes. Some of the products include proprietary elastomers that are specifically designed for use on or near a jet engine. We are a leading U.S. supplier of high-performance elastomer products to the aerospace industry, with our primary customers for these products being jet and rocket engine manufacturers, commercial and military airframe manufacturers, as well as commercial airlines. In fiscal 2009, some of the largest customers for these products included Alliant Techsystems, The Boeing Company, Honeywell, KAPCO, Lockheed Martin, Northrop Grumman, and Pattonair. We also develop and manufacture high temperature lightweight metallic insulation systems for aerospace and marine applications. Our commercial aerospace programs include the 737, A320, and A380 series aircraft and the V2500 and BR710 engines. Our insulation material is used on diesel engine manifolds for earthmoving and agricultural applications. In addition, we specialize in the development of thermal protection for fire, nuclear, and petro-chemical industries. We design and manufacture high temperature components for industrial and marine markets. Our manufacturing processes consist of cutting, pressing, and welding stainless steel, Inconel and titanium fabrications. In fiscal 2009, some of the largest customers of these products included Airbus, Rolls Royce, and Spirit AeroSystems.

Ordnance and Countermeasure Applications. We develop and manufacture combustible ordnance and warfare countermeasure devices for military customers. We manufacture molded fiber cartridge cases, mortar increments, igniter tubes and other combustible ordnance components primarily for the U.S. Department of Defense. We are currently the sole supplier of combustible casings utilized by the U.S. Armed Forces. Sales are made either directly to the U.S. Department of Defense or through prime contractors, Alliant Techsystems and General Dynamics. These products include the combustible case for the U.S. Army’s new generation 155mm Modular Artillery Charge System, the 120mm combustible case used with the main armament system on the U.S. Army and Marine Corps’ M1-A1/2 tanks, and the 60mm, 81mm and 120mm combustible mortar increments. We are one of two suppliers to the U.S. Army of infrared decoy flares used by aircraft to help protect against radar and infrared guided missiles. Additionally, we are a supplier of infrared decoy flares to the MoD and other international defense agencies. We are currently the only supplier of radar countermeasure to the U.S. Army.

A summary of product lines contributing sales of 10% or more of total sales for fiscal years 2009, 2008 and 2007 is reported in Note 18 to the Consolidated Financial Statements for the fiscal year ended October 30, 2009, and appears in Item 8 of this report.

Marketing and Distribution

We believe that a key to continued success is our ability to meet customer requirements both domestically and internationally. We have and will continue to improve our world-wide sales and distribution channels in order to provide wider market coverage and to improve the effectiveness of our customers’ supply chain. For example, our medical device assembly operation in Shanghai, China, serves our global medical customers, our service center in Singapore improves our capabilities in Asia for our temperature sensor customers, and our marketing representative office in Beijing, China, facilitates marketing opportunities in China. Other enhancements include combining sales and marketing forces of our operating units where appropriate, cross-training our sales representatives on multiple product lines, and cross-stocking our spares and components.

In the technical and highly engineered product segments in which we compete, relationship selling is particularly appropriate in targeted marketing segments where customer and supplier design and engineering inputs need to be tightly integrated. Participation in industry trade shows is an effective method of meeting customers, introducing new products, and exchanging technical specifications. In addition to technical and industry conferences, our products are supported through direct internal international sales efforts, as well as through manufacturer representatives and selected distributors. As of October 30, 2009, 235 sales people, 315 representatives, and 144 distributors support our operations internationally.

Backlog

Backlog was $1.1 billion at October 30, 2009, and October 31, 2008. We estimate that approximately $366.0 million of backlog is scheduled to be shipped after fiscal 2010.

Backlog is subject to cancellation until delivered, and therefore, we cannot assure that our backlog will be converted into revenue in any particular period or at all. Backlog does not include the total contract value of cost-plus reimbursable contracts, which are funded as we incur the costs. Except for the released portion, backlog also does not include fixed-price multi-year contracts.

Competition

Our products and services are affected by varying degrees of competition. We compete with other companies in most markets we serve, many of which have far greater sales volumes and financial resources. Some of our competitors are also our customers on certain programs. The principal competitive factors in the commercial markets in which we participate are product performance, on-time delivery, service and price. Part of product performance requires expenditures in research and development that lead to product improvement. The market for many of our products may be affected by rapid and significant technological changes and new product introductions. Our principal competitors include Bose, ECE, EMS, Eaton, GE Aerospace, Honeywell, Otto Controls, Rockwell Collins, Telephonics, Thales, Ultra Electronics, and Universal Avionics Systems Corporation in our Avionics & Controls segment; Ametek, ECE, Goodrich, MPC Products, Meggitt, and Tyco in our Sensors & Systems segment; and Chemring, Doncasters, Hitemp, JPR Hutchinson, Kmass, Meggitt (including Dunlop Standard Aerospace Group), and ULVA in our Advanced Materials segment.

Research and Development

Our product development and design programs utilize an extensive base of professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed. In fiscal 2009, we expended approximately $66.3 million for research, development and engineering, compared with $86.8 million in fiscal 2008 and $66.9 million in fiscal 2007. Our funding for the development of the T-6B integrated avionics system, the A400M power distribution system, and 787 overhead control panel and environmental control systems was substantially completed in fiscal 2009. We believe continued product development is key to our long-term growth, and consequently, we consistently invest in research and development. Examples include research and development projects relating to advanced vision systems, integrated avionics control panels, A350 engine sensors, high temperature, low observable material for military applications, and kinematic and spectral countermeasure flares for military applications. We actively participate in customer-funded research and development programs, including applications on C-130 cockpit upgrades, P-8 aircraft and power systems for the HH-47 Chinook helicopter and A400M.

Foreign Operations

Our principal foreign operations consist of manufacturing facilities located in France, Germany, Canada, the United Kingdom, Mexico and China, and include sales and service operations located in Singapore and China. For further information regarding foreign operations, see Note 18 to the Consolidated Financial Statements under Item 8 of this report.

U.S. Government Contracts and Subcontracts

As a contractor and subcontractor to the U.S. government (primarily the U.S. Department of Defense), we are subject to various laws and regulations that are more restrictive than those applicable to private sector contractors. Approximately 10% of our sales were made directly to the U.S. government in fiscal 2009. In addition, we estimate that our subcontracting activities to contractors for the U.S. government accounted for approximately 20% of sales during fiscal 2009. Therefore, we estimate that approximately 30% of our sales during the fiscal year were subject to U.S. government contracting regulations. Such contracts may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending, and other factors.

Historically, our U.S. government contracts and subcontracts have been predominately fixed-price contracts. Generally, fixed-price contracts offer higher margins than cost-plus contracts in return for accepting the risk that increased or unexpected costs may reduce anticipated profits or cause us to sustain losses on the contracts. The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the U.S. Department of Defense. The contracts and subcontracts to which we are a party are also subject to profit and cost controls and standard provisions for termination at the convenience of the U.S. government. Upon termination, other than for our default, we will normally be entitled to reimbursement for allowable costs and to an allowance for profit. To date, none of our material fixed-price contracts have been terminated.

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

Employees

We had 8,901 employees at October 30, 2009, of which 4,743 were based in the United States, 2,631 in Europe, 1,074 in Canada, 332 in Mexico and 121 in Asia. Approximately 16% of the U.S.-based employees were represented by a labor union. Our European operations are subject to national trade union agreements and to local regulations governing employment.

(d) Financial Information About Foreign and Domestic Operations and Export Sales.

See risk factor below entitled “Political and economic changes in foreign countries and markets, including foreign currency fluctuations, may have a material effect on our operating results” under Item 1A of this report and Note 18 to the Consolidated Financial Statements under Item 8 of this report.

(e) Available Information of the Registrant.

You can access financial and other information on our Web site, www.esterline.com. We make available through our Web site, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission (SEC). The SEC also maintains a Web site at www.sec.gov, which contains reports, proxy and information statements, and other information regarding public companies, including Esterline. Any reports filed with the SEC may also be obtained from the SEC’s Reference Room at 100 F Street, NE, Washington, DC 20549. Our Corporate Governance Guidelines and charters for our board committees are available on our Web site, www.esterline.com on the Corporate Governance tab, and our Code of Business Conduct and Ethics, which includes a code of ethics applicable to our accounting and financial employees, including our Chief Executive Officer and Chief Financial Officer, is available on our Web site at www.esterline.com on the Corporate Governance tab. Each of these documents is also available in print (at no charge) to any shareholder upon request. Our Web site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K.

Executive Officers of the Registrant

The names and ages of all executive officers of the Company and the positions and offices held by such persons as of December 22, 2009 are as follows:

Name	Position with the Company	Age
R. Bradley Lawrence	President and Chief Executive Officer	62
Robert D. George	Vice President, Chief Financial Officer,	53
	Secretary and Treasurer
Marcia J. M. Greenberg	Vice President, Human Resources	57
Frank E. Houston	Senior Group Vice President	58
Stephen R. Larson	Vice President, Strategy & Technology	65
Albert S. Yost	Group Vice President	44

Mr. Lawrence has been President and Chief Executive Officer since November 2009. Prior to that time, he was President and Chief Operating Officer since July 2009 and Group Vice President since January 2007. From September 2002 to January 2007, he was President of Advanced Input Systems, a subsidiary of the Company. Mr. Lawrence has an M.B.A. from the University of Pittsburgh and a B.S. degree in Business Administration from Pennsylvania State University.

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

Mr. Houston has been Senior Group Vice President since December 2009. Prior to that time, he was Group Vice President since March 2005. Previously, he was President of Korry Electronics Co., part of Esterline’s Avionics & Controls segment, since October 2002. Mr. Houston has an M.B.A. from the University of Washington and a B.A. degree in Political Science from Seattle Pacific University.

Mr. Larson has been Vice President, Strategy & Technology since January 2000. Mr. Larson has an M.B.A. from the University of Chicago and a B.S. degree in Electrical Engineering from Northwestern University.

Mr. Yost has been Group Vice President since November 2009. Previously, he was President of Advanced Input Systems, a subsidiary of the Company from May 2007 and held management responsibilities for Esterline’s Interface Technologies business platform. From April 2002 to April 2007, he was Director of Finance for Advanced Input Systems. Mr. Yost has an M.B.A. from Utah State University and a B.A. degree in Economics from Brigham Young University.

Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under the headings “Risks Relating to Our Business and Our Industry,” “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and “Business” are forward-looking statements.

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

Item 1A. Risk Factors

Risks Relating to Our Business and Our Industry

The current global recession may adversely affect our access to capital, cost of capital, and business operations.

If the global recession continues or becomes worse, our future cost of debt and equity capital could be adversely affected. Any inability to obtain adequate financing from debt and equity sources could force us to self fund strategic initiatives or even forgo some opportunities, potentially harming our financial position, results of operations, and liquidity.

Economic conditions may impair our customers’ business and markets, which could adversely affect our business operations.

As a result of the current economic downturn currently affecting the economy of the United States and other parts of the world, the businesses of some of our customers may not generate sufficient revenues. Customers may choose to delay or postpone purchases from us until the economy and their businesses strengthen. Decisions by current or future customers to forgo or defer purchases and/or our customers’ inability to pay us for our products may adversely affect our earnings and cash flow.

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

As we have grown through acquisitions, we have accumulated $736.8 million of goodwill, and have $48.3 million of indefinite-lived intangible assets, out of total assets of $2.3 billion at October 30, 2009. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We performed our impairment review for fiscal 2009 as of August 1, 2009, and our Step One analysis indicates that no impairment of goodwill and other indefinite-lived assets exists at any of our reporting units except for a trade name of a certain subsidiary. Management determined that the trade name useful life was no longer indefinite as a result of further integration of advanced sensors units and promotion of the Advanced Sensors brand name. An impairment test was required to be performed to value the trade name at fair value, which resulted in the impairment charge of $3.0 million.

A long-lived asset to be disposed of is reported at the lower of its carrying amount or fair value less cost to sell. An asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows. As we have grown through acquisitions, we have accumulated $373.8 million of definite-lived intangible assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility.

As of October 30, 2009, we had $531.4 million of debt outstanding, of which $520.2 million is long-term debt. Our primary U.S. dollar credit facility as of October 30, 2009, totaled $200.0 million and is made available through a group of banks. In April 2009, we amended the credit facility to provide for a $125.0 million term loan. Up to $50.0 million in letters of credit may be drawn in U.K. pounds or euros in addition to U.S. dollars. The credit agreement is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. In addition, we have unsecured foreign currency credit facilities that have been extended by foreign banks for up to $31.9 million. Available credit under the above credit facilities was $203.5 million at October 30, 2009, when reduced by outstanding foreign bank borrowings of $5.9 million and letters of credit of $22.5 million.

The indentures governing our outstanding $175.0 million 7.75% senior subordinated notes due in June 2013 and $175.0 million 6.625% senior notes due in March 2017 and other debt agreements limit, but do not prohibit, us from incurring additional debt in the future. Our level of debt could have significant consequences to our business, including the following:

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

Some of our operations are dependent on a relatively small number of customers and defense programs, which change from time to time. Significant customers in fiscal 2009 included The Boeing Company, Flame, GE Aerospace, General Dynamics, Honeywell, Lockheed Martin, Rolls Royce, and U.S. Department of Defense. There can be no assurance that our current significant customers will continue to buy our products at current levels. The loss of a significant customer or the cancellation of orders related to a sole-source defense program could have a material adverse effect on our operating results if we were unable to replace the related sales.

Our operating results are subject to fluctuations that may cause our revenues to decline.

Our business is susceptible to seasonality and economic cycles, and as a result, our operating results have fluctuated widely in the past and are likely to continue to do so. Our revenue tends to fluctuate based on a number of factors, including domestic and foreign economic conditions and developments affecting the specific industries and customers we serve. For example, it is possible that the current recession could result in a more severe downturn in commercial aviation and defense. It is also possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of securities analysts or investors, causing the market price of our common stock, senior subordinated notes or senior notes to decline. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon to predict our future performance.

Political and economic changes in foreign countries and markets, including foreign currency fluctuations, may have a material effect on our operating results.

Foreign sales were approximately 56.0% of our total sales in fiscal 2009, and we have manufacturing facilities in a number of foreign countries. A substantial portion of our Avionics & Controls operations is based in Canada and the U.K., and a substantial portion of our Sensors & Systems operations is based in the U.K. and France. We also have manufacturing operations in Mexico and China. Doing business in foreign countries is subject to numerous risks, including political and economic instability, restrictive trade policies of foreign governments, economic conditions in local markets, health concerns, inconsistent product regulation or unexpected changes in regulatory and other legal requirements by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements. To the extent that foreign sales are transacted in a foreign currency, we are subject to the risk of losses due to foreign currency fluctuations. In addition, we have substantial assets denominated in foreign currencies, primarily the Canadian dollar, U.K. pound and euro, that are not offset by liabilities denominated in those foreign currencies. These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.

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

Our products and services are affected by varying degrees of competition. We compete with other companies and divisions and units of larger companies in most markets we serve, many of which have greater sales volumes or financial, technological or marketing resources than we do. Our principal competitors include: Bose, ECE, EMS, Eaton, GE Aerospace, Honeywell, Otto Controls, Rockwell Collins, Telephonics, Thales, Ultra Electronics, and Universal Avionics Systems Corporation in our Avionics & Controls segment; Ametek, ECE, Goodrich, MPC Products, Meggitt, and Tyco in our Sensors & Systems segment; and Chemring, Doncasters, Hitemp, JPR Hutchinson, Kmass, Meggitt (including Dunlop Standard Aerospace Group), and ULVA in our Advanced Materials segment. The principal competitive factors in the commercial markets in which we participate are product performance, service and price. Maintaining product performance requires expenditures in research and development that lead to product improvement and new product introduction. Companies with more substantial financial resources may have a better ability to make such expenditures. We cannot assure that we will be able to continue to successfully compete in our markets, which could adversely affect our business, financial condition and results of operations.

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

In recent years, the trend in combat system design and development appears to be evolving toward the technological integration of various battlefield components, including combat vehicles, command and control network communications, advanced technology artillery systems and robotics. If the U.S. military procurement approach continues to require this kind of overall battlefield combat system integration, we expect to be subject to increased competition from aerospace and defense companies which have significantly greater resources than we do. This trend could create a role for a prime contractor with broader capabilities that would be responsible for integrating various battlefield component systems and potentially eliminating or reducing the role of sole-source providers or prime contractors of component weapon systems.

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

We estimate that approximately 30% of our sales in fiscal 2009 were attributable to contracts in which we were either the prime contractor to, or a subcontractor to a prime contractor to, the U.S. government. As a contractor and subcontractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of federal government contracts that affect how we do business with our customers and may impose added costs on our business. For example, these regulations and laws include provisions that contracts we have been awarded are subject to:

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

In addition to our patent rights, we also rely on unpatented technology, trade secrets and confidential information. Others may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to protect our rights in unpatented technology, trade secrets and confidential information effectively. We require each of our employees and consultants to execute a confidentiality agreement at the commencement of an employment or consulting relationship with us. However, these agreements may not provide effective protection of our information or, in the event of unauthorized use of disclosure, they may not provide adequate remedies.

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

Item 2. Properties

The following table summarizes our properties that are greater than 100,000 square feet or related to a principal operation, including identification of the business segment, as of October 30, 2009:

Location	Type of Facility	Business Segment	Approximate Square Footage	Owned or Leased

Brea, CA	Office, Plant & Warehouse	Advanced Materials	429,000	Owned
Montréal, Canada	Office & Plant	Avionics & Controls	269,000	Owned
Everett, WA	Office & Plant	Avionics & Controls	216,000	Leased
Seattle, WA	Office & Plant	Avionics & Controls	200,000	Leased
East Camden, AR	Office & Plant	Advanced Materials	204,000	Leased
Stillington, U.K.	Office & Plant	Advanced Materials	186,000	Owned
Coachella, CA	Office & Plant	Advanced Materials	115,000	Owned
Buena Park, CA	Office & Plant	Sensors & Systems	110,000	Owned*
Bourges, France	Office & Plant	Sensors & Systems	109,000	Leased
Farnborough, U.K.	Office & Plant	Sensors & Systems	108,000	Leased
Milan, TN	Office & Plant	Advanced Materials	100,000	Leased
Sylmar, CA	Office & Plant	Avionics & Controls	96,000	Leased
Ottawa, Canada	Office & Plant	Avionics & Controls	94,000	Leased
Coeur d’Alene, ID	Office & Plant	Avionics & Controls	94,000	Leased
Valencia, CA	Office & Plant	Advanced Materials	88,000	Owned
Hampshire, U.K.	Office & Plant	Advanced Materials	82,000	Owned
Gloucester, U.K.	Office & Plant	Advanced Materials	59,000	Leased

* The building is located on a parcel of land covering 16.1 acres that is leased by the Company.

In total, we own approximately 1,700,000 square feet and lease approximately 1,900,000 square feet of manufacturing facilities and properties.

Item 3. Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe we have adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 30, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Esterline Common Stock

In Dollars

For Fiscal Years	2009		2008
	High	Low	High	Low

Quarter
First	$41.51	$25.39	$55.13	$42.68
Second	38.95	18.90	56.97	44.58
Third	31.73	23.77	62.90	44.67
Fourth	43.80	27.68	58.00	26.83

Principal Market – New York Stock Exchange

At the end of fiscal 2009, there were approximately 434 holders of record of the Company’s common stock. On December 17, 2009, there were 428 holders of record of our common stock.

No cash dividends were paid during fiscal 2009 and 2008. We are restricted from paying dividends under our current credit facility, and so we do not anticipate paying any dividends in the foreseeable future.

The following graph shows the performance of the Company’s common stock compared to the S&P 500 Index, the S&P SmallCap 600 Index, and the S&P 600 Aerospace & Defense Index for a $100 investment made on October 29, 2004.

Item 6. Selected Financial Data

Selected Financial Data

In Thousands, Except Per Share Amounts

For Fiscal Years	2009	2008	2007	2006	2005

Operating Results[1]
Net sales	$1,425,438	$1,483,172	$1,207,033	$920,447	$774,605
Cost of sales	963,589	992,853	833,973	633,427	528,115
Selling, general and administrative	239,630	239,282	199,826	152,068	129,820
Research, development and engineering	66,270	86,798	66,891	49,077	37,857
Other (income) expense	7,970	86	24	(490)	514
Insurance recovery	—	—	(37,467)	(4,890)	—
Interest income	(1,634)	(4,374)	(3,093)	(2,575)	(3,994)
Interest expense	28,689	29,922	35,299	21,288	18,157
Gain on derivative financial instrument	—	(1,850)	—	—	—
Loss on extinguishment of debt	—	—	1,100	2,156	—
Income from continuing operations before income taxes	120,924	140,455	110,480	70,386	64,136

Income tax expense	13,511	26,563	22,565	15,910	16,398
Income from continuing operations	107,196	113,509	87,762	53,611	47,403
Income from discontinued operations, net of tax	12,602	7,024	4,522	2,004	10,623
Net earnings	119,798	120,533	92,284	55,615	58,026

Earnings per share – diluted:
Continuing operations	$3.58	$3.80	$3.34	$2.08	$1.87
Discontinued operations	0.42	0.23	0.18	0.07	0.42
Earnings per share – diluted	4.00	4.03	3.52	2.15	2.29

[1]	Operating results reflect the segregation of continuing operations from discontinued operations. See Note 3 to the Consolidated Financial Statements. Operating results include the acquisitions of Racal Acoustics in January 2009, NMC in December 2008, CMC in March 2007, Wallop in March 2006, and Darchem in December 2005. See Note 16 to the Consolidated Financial Statements.

Selected Financial Data

In Thousands, Except Per Share Amounts

For Fiscal Years	2009	2008	2007	2006	2005

Financial Structure
Total assets	$2,314,247	$1,922,102	$2,039,059	$1,290,451	$1,115,248
Long-term debt, net	520,158	388,248	455,002	282,307	175,682
Shareholders’ equity	1,253,021	1,026,341	1,121,826	707,989	620,864

Weighted average shares outstanding – diluted	29,951	29,908	26,252	25,818	25,302

For Fiscal Years	2009	2008	2007	2006	2005

Other Selected Data[2]
EBITDA from continuing operations[2]	$217,710	$227,597	$196,579	$131,362	$111,100
Capital expenditures[3]	59,184	40,665	30,467	26,540	23,776
Interest expense	28,689	29,922	35,299	21,288	18,157

Depreciation and amortization from continuing operations	69,731	63,444	52,793	40,107	32,801

[2]	EBITDA from continuing operations is a measurement not calculated in accordance with GAAP. We define EBITDA from continuing operations as operating earnings from continuing operations plus depreciation and amortization (excluding amortization of debt issuance costs). We do not intend EBITDA from continuing operations to represent cash flows from continuing operations or any other items calculated in accordance with GAAP, or as an indicator of Esterline’s operating performance. Our definition of EBITDA from continuing operations may not be comparable with EBITDA from continuing operations as defined by other companies. We believe EBITDA is commonly used by financial analysts and others in the aerospace and defense industries and thus provides useful information to investors. Our management and certain financial creditors use EBITDA as one measure of our leverage capacity and debt servicing ability, and is shown here with respect to Esterline for comparative purposes. EBITDA is not necessarily indicative of amounts that may be available for discretionary uses by us. The following table reconciles operating earnings from continuing operations to EBITDA from continuing operations.

In Thousands

For Fiscal Years	2009	2008	2007	2006	2005

Operating earnings from continuing operations	$147,979	$164,153	$143,786	$91,255	$78,299
Depreciation and amortization from continuing operations	69,731	63,444	52,793	40,107	32,801

EBITDA from continuing operations	$217,710	$227,597	$196,579	$131,362	$111,100

[3]	Excludes capital expenditures accounted for as a capitalized lease obligation of $28,202 and $7,981 in fiscal 2009 and 2008, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

OVERVIEW

We operate our businesses in three segments: Avionics & Controls, Sensors & Systems and Advanced Materials. Our segments are structured around our technical capabilities. The Avionics & Controls segment includes avionics systems, control systems, interface technologies and communication systems capabilities. Avionics systems designs and develops cockpit systems integration and avionics solutions for commercial and military applications. Control systems designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles. Interface technologies manufactures and develops custom control panels and input systems for medical, industrial, military and gaming industries. Communication systems designs and manufactures military audio and data products for severe battlefield environments. In addition, communication systems designs and manufactures communication control systems to enhance security and aural clarity in military applications.

The Sensors & Systems segment includes power systems and advanced sensors capabilities. Power systems develops and manufactures electrical power switching and other related systems, principally for aerospace and defense customers. Advanced sensors develops and manufactures high precision temperature and pressure sensors for aerospace and defense customers.

The Advanced Materials segment includes engineered materials and defense technologies capabilities. Engineered materials develops and manufactures thermally engineered components and high-performance elastomer products used in a wide range of commercial aerospace and military applications. Defense technologies develops and manufactures combustible ordnance components and warfare countermeasure devices for military customers. Sales in all segments include domestic, international, defense and commercial customers.

Our current business and strategic plan focuses on the continued development of our products principally for aerospace and defense markets. We continue to concentrate our efforts to expand our capabilities in these markets and to anticipate the global needs of our customers and respond to such needs with comprehensive solutions. These efforts focus on continuous research and new product development, acquisitions and strategic realignments of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering.

On November 3, 2008, we sold Muirhead Aerospace (Muirhead) and Traxsys Input Products Limited (Traxsys) for $63.4 million, which resulted in an after tax gain of $12.6 million. Muirhead and Traxsys were included in the Sensors & Systems segment. The results of Muirhead and Traxsys were accounted for as discontinued operations in the consolidated income statement.

On December 15, 2008, we acquired NMC Group, Inc. (NMC). NMC designs and manufactures specialized light-weight fasteners principally for commercial aviation applications. NMC is included in our Advanced Materials segment and the results of its operations were included from the effective date of the acquisition. On January 26, 2009, we acquired Racal Acoustics Global Ltd. (Racal Acoustics). Racal Acoustics develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics market. Racal Acoustics is included in our Avionics & Controls segment and the results of its operations were included from the effective date of the acquisition.

During fiscal 2009, our operating results have been affected by volatility in foreign currency exchange rates, reductions in our after-market spares sales due to reduced air traffic and operating losses at our countermeasure flare units. Additionally, fiscal 2009 contained 52 weeks, while fiscal 2008 contained 53 weeks. While our operating results were impacted by these factors, we have benefited from significantly improved results at our avionics systems operations, incremental earnings from our Racal Acoustics acquisition and consistent results at our control systems, power systems and combustible ordnance operations. These operations benefited from continued demand for defense applications, reduced research and development expenditures and increased funding from customers and governments as well as effective cost control.

Our year end backlog of $1.1 billion benefited from the addition of NMC and Racal Acoustics’ acquired backlog. Orders declined 12.5% from fiscal 2008. The decrease in orders in 2009 reflected a significant avionics systems retrofit order in 2008, the effect of foreign currency rates and lower demand for commercial aviation and industrial commercial applications. As we look to fiscal 2010, we will continue to invest in research, development and engineering and focus on cost control in light of current market conditions in commercial aviation as well as strong competition in our advanced sensors, engineered materials and countermeasure flare operations.

Income from continuing operations for fiscal 2009 was $107.2 million, or $3.58 per diluted share, compared with $113.5 million, or $3.80 per diluted share in fiscal 2008. Income from continuing operations in fiscal 2009 was impacted by a foreign currency loss of $7.9 million or $1.7 million after tax, or $0.06 per diluted share, relating to the pound sterling-denominated funding of our acquisition of Racal Acoustics in January 2009.

The effective income tax rate for fiscal 2009 was 15.3% (before a $5.0 million tax benefit or $0.17 per diluted share) compared with 23.5% (before a $6.5 million tax benefit or $0.22 per diluted share) for fiscal 2008.

Income from discontinued operations was $0.42 per diluted share, compared with $0.23 per diluted share in fiscal 2008, reflecting the gain on sale of our U.K.-based Muirhead and Traxsys subsidiaries in November 2008. Net income was $119.8 million or $4.00 per diluted share, compared with net income of $120.5 million or $4.03 per diluted share in fiscal 2008.

Results of Continuing Operations

Fiscal 2009 Compared with Fiscal 2008

Sales for fiscal 2009 decreased 3.9% over the prior year. Sales by segment were as follows:

Dollars In Thousands	Increase (Decrease) From Prior Year	2009	2008

Avionics & Controls	10.0%	$672,828	$611,467
Sensors & Systems	(11.6)%	339,732	384,180
Advanced Materials	(15.3)%	412,878	487,525

Total		$1,425,438	$1,483,172

The 10.0% increase in Avionics & Controls reflected incremental sales from the Racal Acoustics acquisition and higher sales of cockpit avionics systems for military aviation. These increases were partially offset by lower sales of cockpit controls for commercial aviation OEM and after-market customers. Stronger sales of interface technologies devices to the gaming industry partially offset weakness in the medical market.

The 11.6% decrease in Sensors & Systems principally reflected the effect of foreign currency exchange rates at our non-U.S. operations, lower OEM sales of temperature sensors, certain power system devices, and the decrease in the number of weeks contained in fiscal 2009 compared to fiscal 2008. The decline in Sensors & Systems sales for commercial aviation was partially offset by increased sales for military aviation. Sales through much of fiscal 2009 reflected a weaker euro relative to the U.S. dollar. The average exchange rate for the euro decreased from 1.50 in fiscal 2008 to 1.37 in fiscal 2009. The average exchange rate for the pound sterling to the U.S. dollar decreased from 1.95 in fiscal 2008 to 1.55 in fiscal 2009.

The 15.3% decrease in Advanced Materials reflected weak sales across the segment due to lower commercial aviation build rates, weakened industrial commercial demand, delays in shipments at our U.S. and U.K. countermeasure flare operations and the effect of foreign currency exchange rates. These decreases were partially offset by incremental sales from the acquisition of NMC. The decrease in sales at our U.S. countermeasure flare operations reflected a one-month factory shutdown resulting from an incident in a cross blending facility. The factory resumed operation in August 2009 but was further impacted by the delay in issuance of a multi-year flare order from the U.S. DoD.

Sales to foreign customers, including export sales by domestic operations, totaled $797.1 million and $808.0 million, and accounted for 56.0% and 54.5% of our sales for fiscal 2009 and 2008, respectively.

Overall, gross margin as a percentage of sales was 32.4% and 33.1% in fiscal 2009 and 2008, respectively.

Avionics & Controls segment gross margin was 35.4% and 35.0% for fiscal 2009 and 2008, respectively. Avionics systems gross margins in fiscal 2009 were enhanced by T-6B production sales and a military transport cockpit retrofit program, which offset weak results from our commercial aviation business. Gross margins in both fiscal 2009 and 2008 were impacted by estimate-to-complete adjustments on certain long-term contracts of $7.3 million and $5.0 million, respectively. These adjustments were principally due to higher engineering costs as a result of resource constraints to develop upgraded commercial and military flight management systems. Control systems gross margins benefited from strong cost control actions taken early in the fiscal year, which offset the impact of lower commercial aviation sales and decreased after-market spare sales.

Sensors & Systems segment gross margin was 33.1% and 35.3% for fiscal 2009 and 2008, respectively. Gross margins were impacted by lower sales of temperature sensors and power systems to commercial aviation customers and a $1.2 million write off of inventory due to the bankruptcy of Eclipse.

Advanced Materials segment gross margin was 26.9% and 28.9% for fiscal 2009 and 2008, respectively, principally reflecting reduced gross margins at our U.S. and U.K. countermeasure flare operations. Our U.S. countermeasure flare operations gross margin was impacted by a one-month shutdown of the factory due to an incident referred to above and a delayed receipt of a multi-year flare award. Our U.K. countermeasure flare operations gross margin was impacted by a delayed shipment to an international customer. Accordingly, our recovery of fixed expenses at both our U.S. and U.K. operations decreased compared to the prior year.

Selling, general and administrative expenses (which include corporate expenses) slightly increased to $239.6 million in fiscal 2009 compared with $239.3 million in fiscal 2008. The increase in selling, general and administrative expenses from the Racal Acoustics and NMC acquisitions and higher pension cost was substantially offset by the effect of exchange rates at our non-U.S. operations as well as lower incentive compensation expense, professional fees and effective cost control. As a percentage of sales, selling, general and administrative expenses were 16.8% and 16.1% in fiscal 2009 and 2008, respectively.

Research, development and related engineering spending decreased to $66.3 million, or 4.6% of sales, in fiscal 2009 compared with $86.8 million, or 5.9% of sales, in fiscal 2008. The decrease in research, development and engineering principally reflected decreased spending on the development of the integrated cockpit system for the T-6B military trainer, the A400M, increased customer and government assistance and the effect of foreign currency exchange rates.

Segment earnings (which exclude corporate expenses and other income and expense) decreased 6.4% during fiscal 2009 to $187.2 million compared to $200.0 million in the prior year. Segment earnings as a percent of sales were 13.1% and 13.5% in fiscal 2009 and 2008, respectively.

Avionics & Controls segment earnings were $99.3 million or 14.8% of sales in fiscal 2009 compared with $77.9 million or 12.7% of sales in fiscal 2008, reflecting strong earnings from our avionics systems operations and incremental earnings from our Racal Acoustics acquisition. The improvement in avionics systems operating earnings principally reflected lower research, development and engineering expense for the T-6B military trainer. Our avionics systems business also benefited from strong earnings from production sales of our T-6B military trainer and a military transport cockpit retrofit program, which offset weakness in commercial aviation.

Approximately 85% of avionics systems Canada-based operations sales are denominated in U.S. dollars and about 50% of these sales are covered by forward contracts. Accounts receivable and the accounts payable denominated in U.S. dollars and backlog denominated in a currency other than the functional currency of the Company or its customer (embedded derivatives) are marked to market each period. While the average exchange rate for the U.S. dollar relative to the Canadian dollar increased from 1.02 in fiscal 2008 to 1.17 in fiscal 2009, our Canadian operations were not favorably impacted by foreign currency exchange in fiscal 2009 to the extent our sales were covered by foreign currency forward contracts executed before the drop in the Canadian dollar. Fiscal 2008 was favorably impacted by the significant strengthening of the U.S. dollar relative to the Canadian dollar from the end of our third fiscal quarter of 2008 to the end of our fourth quarter from marking to market our monetary assets and embedded derivatives.

Control systems earnings benefited from cost control actions and strong earnings from sales of military aviation applications, which partially offset weak earnings from commercial aviation. In connection with a control systems business unit relocation, we will incur lease termination costs of $1.3 million in the first quarter of fiscal 2010. Earnings from our interface technologies operations decreased from the prior-year period due to lower earnings from a new product development with introductory pricing for a limited number of shipments and reduced earnings from our medical business.

Sensors & Systems segment earnings were $34.3 million or 10.1% of sales in fiscal 2009 compared with $43.4 million or 11.3% of sales in fiscal 2008. The decrease in segment earnings principally reflected lower gross margins at our temperature and pressure sensors operations, start-up costs at our Mexico operation, a $1.2 million inventory write off, and a $3.0 million impairment on a subsidiary trade name. Management determined that a certain trade name useful life was no longer indefinite as a result of further integration of advanced sensors units and promotion of the Advanced Sensors brand name. An impairment test was required to be performed to value the trade name at fair value, which resulted in the impairment charge. The remaining book value of the trade name will be amortized to expense over its remaining five-year useful life. Advanced sensors successfully negotiated a retroactive price increase in fiscal 2009; however, the business continues to be impacted by a very competitive business environment in a down commercial aircraft market. Management has taken actions to reduce cost including but not limited to setting up operations in Mexico. Our power systems earnings were consistent with fiscal 2008. Lower gross margins at our power systems operations were substantially offset by decreased research, engineering and development due to increased governmental assistance and customer development funding and decreased A400M program development expenses.

Advanced Materials segment earnings were $53.6 million or 13.0% of sales in fiscal 2009 compared with $78.6 million or 16.1% of sales in fiscal 2008, principally reflecting lower earnings from our countermeasure flare and engineered materials operations. As stated above, our U.S. countermeasure flare operations were impacted by a one-month factory closure due to an incident in the cross blending facility and a delay in a multi-year flare order. Additionally, earnings at our U.K. countermeasure flare operations were impacted by a delayed shipment to an international customer. Our U.S. and U.K. countermeasure flare operations incurred operating losses in both fiscal 2009 and 2008. Accordingly, management is focused on improving margins on existing products. The decrease in earnings at our engineered materials operations mainly reflected lower sales volumes and gross margins due to sales mix and a decreased recovery of fixed costs in a very competitive market in a down business cycle.

Interest expense decreased to $28.7 million during fiscal 2009 compared with $29.9 million in the prior year, reflecting a lower interest rate.

On January 26, 2009, we acquired Racal Acoustics for £122.3 million or $170.9 million. Racal Acoustics develops and manufactures high technology ruggedized personal communication equipment for the defense market segment. The acquisition was funded with cash proceeds from the sale of U.K.-based Muirhead and Traxsys and our line of credit. To facilitate the acquisition of Racal Acoustics, we executed a $159.7 million U.S.-dollar denominated intercompany loan with a wholly-owned subsidiary, for which its functional currency is the pound sterling. Due to our holding of pounds sterling to fund the acquisition during a period of foreign exchange volatility, we incurred a $7.9 million foreign currency transaction loss in January 2009, which was recorded in other expense.

The effective income tax rate for fiscal 2009 was 11.2% compared with 18.9% in fiscal 2008. The effective tax rate was lower than the statutory rate, as both years benefited from various tax credits and certain foreign interest expense deductions. In fiscal 2009, we recognized $5.0 million in net discrete tax benefits. The $5.0 million discrete tax benefits were the result of five events. The first event was a $2.0 million tax benefit for the reduction of previously recorded withholding tax liabilities as a result of the enactment of a U.S.-Canadian tax treaty. The second event was a $0.6 million expense resulting from the reversal of previously recorded tax benefits associated with the implementation of CMC’s SADI program. The third event was a $1.5 million tax benefit associated with the reconciliation of the prior year’s U.S. income tax return to the U.S. income tax provision. The fourth event was an adjustment that resulted in a reclassification of $3.4 million of tax benefits from discontinued operations to continued operations offset by a $1.0 million tax expense to establish a valuation allowance for U.S. foreign tax credits that are not expected to result in a current or future reduction in U.S. income taxes. The fifth event was a $0.3 million tax expense associated with the reconciliation of the prior year’s foreign income tax returns to the foreign income tax provisions. In fiscal 2008, we recognized $6.5 million in discrete tax benefits. The $6.5 million in discrete tax adjustments were the result of five items. The first item was the settlement of an examination of the U.S. income tax returns for fiscal years 2003 through 2005, which resulted in a $2.8 million reduction of previously estimated income tax liabilities. The second item was the enactment of tax laws reducing the Canadian statutory corporate income tax rate, which resulted in a $4.1 million net reduction of deferred income tax liabilities. The third item was the accrual of $0.7 million of tax reserves and interest related to the finalization of CMC’s uncertain tax position analysis. The fourth item was recording $0.8 million of tax expense associated with the reconciliation of fiscal 2007’s U.S. income tax return provision for income taxes. The fifth item was the recording of $1.2 million of tax benefits associated with the extension of the U.S. Research Experimentation tax credit.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

We use forward contracts to hedge our foreign currency exchange risk. To the extent that these hedges qualify under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in currency other than the functional currency of the Company for fiscal 2009 and 2008 are as follows:

(In thousands)

	2009	2008

Forward foreign currency contracts – gain (loss)	$7,031	$(6,871)
Forward foreign currency contracts – reclassified from AOCI	(11,610)	1,271
Embedded derivatives – gain (loss)	(2,666)	5,039
Revaluation of monetary assets/liabilities – gain (loss)	(5,334)	4,230

Total	$(12,579)	$3,669

New orders for fiscal 2009 were $1.4 billion compared with $1.6 billion for fiscal 2008. Orders in fiscal 2009 include $41.0 million in backlog acquired from the Racal Acoustics and NMC acquisitions. New orders declined by $243.2 million if Racal Acoustics and NMC acquired backlog is excluded. Avionics & Controls orders for fiscal 2009 decreased 16.2% from the prior-year period, excluding acquired backlog from the Racal Acoustics acquisition. The decrease in Avionics & Controls reflects a $120.0 million order for a military transport cockpit upgrade booked in October 2008 and reduced requirements for commercial aviation. Sensors & Systems orders for fiscal 2009 decreased 22.4% from the prior-year period, principally reflecting reduced requirements for commercial aviation and the effects of foreign currency exchange rates. Advanced Materials orders for fiscal 2009 decreased 6.6% from the prior-year period, excluding acquired backlog from the NMC acquisition. The decrease principally reflected reduced requirements for defense, commercial aviation and industrial commercial requirements. Backlog at the end of both fiscal 2009 and 2008 was $1.1 billion. Approximately $366.0 million is scheduled to be delivered after fiscal 2010. Backlog is subject to cancellation until delivery.

Fiscal 2008 Compared with Fiscal 2007

Sales for fiscal 2008 increased 22.9% over the prior year. Sales by segment were as follows:

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

The 21.4% increase in Sensors & Systems principally reflected growth in OEM programs for power systems and strong after-market sales of temperature and pressure sensors, as well as the effect of exchange rates. Sales through much of fiscal 2008 reflected a stronger euro relative to the U.S. dollar. The average exchange rate for the euro increased from 1.34 in fiscal 2007 to 1.50 in fiscal 2008. This relationship changed significantly in the fourth fiscal quarter of 2008 when the spot rate declined from 1.55 at August 1, 2008, to 1.27 at October 31, 2008.

The 13.8% increase in Advanced Materials reflected strong sales across the segment and reflected higher sales at our engineered materials operations due to increased demand from commercial aviation customers. Additionally, sales of combustible ordnance and countermeasure flare devices at our U.K. operations were strong in fiscal 2008. These increases were partially offset by lower sales of countermeasure flare devices at our U.S. operations.

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

The U.S. dollar strengthened against the Canadian dollar from 1.03 at the end of our third fiscal quarter of 2008 to 1.21 at the end of our fourth fiscal quarter. Changes in exchange rates mainly affected avionics systems U.S. dollar-denominated accounts receivable, foreign exchange contracts and backlog. The impact of exchange rates on U.S. dollar-denominated accounts receivable, backlog and forward exchange contracts favorably impacted gross margin in the fourth fiscal quarter of 2008 by approximately $5.0 million compared to a $2.0 million loss in the prior-year period. The effect of foreign exchange on CMC’s gross margin was a gain of approximately $7.0 million in fiscal 2008 and a loss in fiscal 2007 of approximately $5.0 million.

Approximately $213.4 million of avionics systems U.S. dollar-denominated backlog at October 31, 2008, is covered by forward exchange contracts, which are accounted for as a cash flow hedge. Approximately $54.1 million of backlog covered by forward exchange contracts were executed before the strengthening of the U.S. dollar against the Canadian dollar. Accordingly, the strengthening of the U.S. dollar against the Canadian dollar will not be realized on U.S. dollar-denominated sales covered by forward contracts executed before the dollar began to strengthen against the Canadian dollar.

Avionics systems gross margins in fiscal 2008 were also enhanced by an improved recovery of fixed overhead due to higher sales volumes, cost reductions and productivity improvements. The increase in avionics systems gross margin was partially offset by a $5.0 million estimate-to-complete adjustment for long-term contracts recorded in the third fiscal quarter of 2008. The adjustment was principally due to higher engineering costs as a result of resource constraints, increased scope and additional certification requirements to develop upgraded commercial aviation flight management systems. Excluding avionics systems, Avionics & Controls gross margin was 35.6% and 35.4% for fiscal 2008 and 2007, respectively, reflecting increased after-market spares sales and pricing strength on certain cockpit control devices, partially offset by an increase in excess and obsolete inventory reserves and a $1.2 million and a $2.0 million unfavorable estimate-to-complete adjustment on certain firm fixed-price long-term contracts for the development and manufacture of secure military communications products in fiscal 2008 and 2007, respectively.

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

Advanced Materials segment gross margin was 28.9% and 26.5% for fiscal 2008 and 2007, respectively. The increase in Advanced Materials gross margin was due to increased gross margins at our combustible ordnance and U.K.-countermeasure flare operations as well as our elastomer and thermally engineered component operations resulting from pricing strength on certain products and an improved recovery of overhead due to higher product sales and a more favorable mix of product shipments.

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

Avionics & Controls segment earnings were $77.9 million or 12.7% of sales in fiscal 2008 compared with $47.8 million or 10.4% of sales in fiscal 2007, reflecting strong earnings from our avionics, cockpit control and medical equipment devices operations, partially offset by the shipment in fiscal 2007 of acquired inventory of CMC, which was valued at fair value at acquisition. In addition, CMC’s earnings in fiscal 2008 were favorably affected by the effect of a stronger U.S. dollar compared with the Canadian dollar, particularly in the fourth quarter, which resulted in a foreign currency transaction gain on U.S. dollar-denominated accounts receivable and backlog in the fourth quarter of fiscal 2008. Avionics & Controls earnings were impacted by significant research and development expenses, principally related to the development of the T-6B and a gross profit reduction of $6.2 million due to an estimate-to-complete adjustment on long-term contracts compared to a $2.0 million adjustment in the prior-year period. The prior-year period was also impacted by $3.4 million in contract overruns and additional research and development expense at a small unit which manufactures precision gears and data concentrators.

CMC’s results of operations are not in accordance with our expectations since acquisition. As indicated above, avionics systems results of operations were impacted by the weak U.S. dollar relative to the Canadian dollar for most of the period since our acquisition of the business and higher than expected research and development expenses related to the T-6B development. Recognizing the impact of these issues, management is focused on a broad array of initiatives designed to improve avionics systems results of operations.

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

Excluding the business insurance recovery, results of operations at our U.K. countermeasure flare operation improved by $7.4 million over fiscal 2007. This trend is expected to continue; however, poor product mix in fiscal 2008 resulted in our U.S. and U.K. countermeasure flare operations recording an operating loss. The decrease in earnings described above was partially offset by strong earnings from our thermally engineered components, elastomer and combustible ordnance operations.

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

The effective income tax rate for fiscal 2008 was 18.9% compared with 20.4% in fiscal 2007. The effective tax rate was lower than the statutory rate, as both years benefited from various tax credits and certain foreign interest expense deductions. In addition, in fiscal 2008, we recognized $6.5 million in discrete tax benefits. The $6.5 million in discrete tax adjustments were the result of five items. The first item was the settlement of an examination of the U.S. income tax returns for fiscal years 2003 through 2005, which resulted in a $2.8 million reduction of previously estimated income tax liabilities. The second item was the enactment of tax laws reducing the Canadian statutory corporate income tax rate, which resulted in a $4.1 million net reduction of deferred income tax liabilities. The third item was the accrual of $0.7 million of tax reserves and interest related to the finalization of CMC’s uncertain tax position analysis. The fourth item was recording $0.8 million of tax expense associated with the reconciliation of fiscal 2007’s U.S. income tax return provision for income taxes. The fifth item was the recording of $1.2 million of tax benefits associated with the extension of the U.S. Research Experimentation tax credit. In fiscal 2007, we recognized $2.6 million in net discrete tax benefits. The $2.6 million in net discrete tax benefits were the result of three items. The first item was the enactment of tax laws reducing U.K., Canadian, and German statutory corporate income tax rates which resulted in a

$2.8 million net reduction in deferred income tax liabilities. The second item was the retroactive extension of the U.S. Research Experimentation tax credit, which resulted in a $1.0 million tax benefit. The third item was recording $1.2 million of additional income tax resulting from the reconciliation of fiscal 2007’s U.S. and foreign income tax returns to the provisions for income taxes.

New orders for fiscal 2008 were $1.6 billion compared with $1.5 billion for fiscal 2007. Avionics & Controls orders for fiscal 2008 increased 3.4% from the prior-year period. Avionics & Controls orders in fiscal 2007 included CMC’s acquired backlog at March 14, 2007, of $264.8 million. Sensors & Systems orders for fiscal 2008 increased 16.8% from the prior-year period. Advanced Materials orders for fiscal 2008 decreased 0.4% from the prior-year period due to the timing of receiving defense system orders. Backlog at the end of fiscal 2008 was $1.1 billion compared with $958.0 million at the end of the prior year.

Liquidity and Capital Resources

Working Capital and Statement of Cash Flows

Cash and cash equivalents at the end of fiscal 2009 totaled $176.8 million, an increase of $16.1 million from the prior year. Net working capital increased to $502.4 million at the end of fiscal 2009 from $456.2 million at the end of the prior year. Sources of cash flows from operating activities principally consist of cash received from the sale of products offset by cash payments for material, labor and operating expenses.

Cash flows from operating activities were $156.7 million and $118.9 million in fiscal 2009 and 2008, respectively. The increase principally reflected higher cash receipts from customers and lower payments for inventory, income taxes, and interest. This increase was partially offset by an increase in pension plan contributions.

Cash flows used by investing activities were $250.4 million and $30.1 million in fiscal 2009 and 2008, respectively. The increase in the use of cash for investing activities mainly reflected cash paid for acquisitions in fiscal 2009, partially offset by cash proceeds from the sale of Muirhead and Traxsys.

Cash flows provided by financing activities were $103.5 million in fiscal 2009 and cash flows used by financing activities were $63.3 million in fiscal 2008. The increase principally reflected a $125 million term loan due in 2012 to finance the Racal Acoustics acquisition, offset by $35.4 million in repayments on our U.K. term loan. Cash used by financing activities in fiscal 2008 principally reflected a $68.0 million or £33.2 million principal payment on our U.K. term loan.

Capital Expenditures

Net property, plant and equipment was $263.3 million at the end of fiscal 2009 compared with $204.5 million at the end of the prior year. Capital expenditures for fiscal 2009 and 2008 were $87.4 million and $48.6 million, respectively (excluding acquisitions) and included facilities, machinery and equipment and enhancements to information technology systems. Capital expenditures for fiscal 2009 and 2008 also included $28.2 million and $8.0 million, respectively, under a capitalized lease obligation related to the construction of a new facility for an avionics controls operation and a facility expansion for an interface technologies facility. Capital expenditures are anticipated to approximate $50.0 million for fiscal 2010. We will continue to support expansion through investments in infrastructure including machinery, equipment, buildings and information systems.

Acquisitions

On December 15, 2008, we acquired all of the outstanding capital stock of NMC Group, Inc. (NMC) for approximately $90.1 million in cash, including acquisition costs. NMC designs and manufactures specialized light weight fasteners principally for commercial aviation applications. NMC is included in our Advanced Materials segment.

On January 26, 2009, we acquired all of the outstanding capital stock of Racal Acoustics Global Ltd. (Racal Acoustics) for £122.3 million or $170.9 million in cash, including acquisition costs. Racal Acoustics develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics market segment. Racal Acoustics is included in our Avionics & Controls segment.

Debt Financing

Total debt increased $129.6 million from the prior year to $531.4 million at the end of fiscal 2009. Total debt outstanding at the end of fiscal 2009, consisted of $175.0 million of Senior Notes due in 2017, $174.7 million of Senior Subordinated Notes due in 2013, $125.0 million of the U.S. Term Loan, $2.3 million of deferred gain on a terminated interest rate swap, $36.2 million under capital lease obligations, and $18.2 million in borrowings under our credit facility and various foreign currency debt agreements and other debt agreements.

The Senior Notes are due in 2017 and bear an interest rate of 6.625%. The Senior Notes are general unsecured senior obligations of the Company. The Senior Notes are guaranteed, jointly and severally on a senior basis, by all the existing and future domestic subsidiaries of the Company unless designated as an “unrestricted subsidiary,” and those foreign subsidiaries that executed related subsidiary guarantees under the indenture covering the Senior Notes. The Senior Notes are subject to redemption at the option of the Company at any time prior to March 1, 2012, at a price equal to 100% of the principal amount, plus any accrued interest to the date of redemption and a make-whole provision. In addition, before March 1, 2010, the Company may redeem up to 35% of the principal amount at 106.625% plus accrued interest with proceeds of one or more Public Equity Offerings. The Senior Notes are also subject to redemption at the option of the Company, in whole or in part, on or after March 1, 2012, at redemption prices starting at 103.3125% of the principal amount plus accrued interest during the period beginning March 1, 2007, and declining annually to 100% of principal and accrued interest on or after March 1, 2015.

The Senior Subordinated Notes are due in 2013 and bear an interest rate of 7.75%. The Senior Subordinated Notes are general unsecured obligations of the Company and are subordinated to all existing and future senior debt of the Company. In addition, the Senior Subordinated Notes are effectively subordinated to all existing and future senior debt and other liabilities (including trade payables) of the Company’s foreign subsidiaries. The Senior Subordinated Notes are guaranteed, jointly and severally, by all the existing and future domestic subsidiaries of the Company unless designated as an “unrestricted subsidiary” under the indenture covering the Senior Subordinated Notes. The Senior Subordinated Notes are subject to redemption at the option of the Company, in whole or in part, on or after June 15, 2008, at redemption prices starting at 103.875% of the principal amount and declining annually to 100% of the principal amount on June 15, 2011, together with accrued interest.

In April 2009, we amended our credit facility to provide for a $125.0 million term loan. We used the proceeds from the loan to repay our outstanding borrowings under the revolving credit facility and provide for enhanced liquidity. Borrowings under the U.S. Term Loan Facility bear interest at a rate equal to either: (a) the LIBOR rate plus 2.50% or (b) the “Base Rate” (defined as the higher of Wachovia Bank, National Association’s prime rate and the Federal funds rate plus 0.50%) plus 1.5%. The loan is accruing interest at a variable rate based on LIBOR plus 2.5% and was 2.75% on

October 30, 2009. The principal amount of the U.S. Term Loan Facility is payable quarterly commencing on March 31, 2010, the first four payments equal to 1.25% of the original loan balance, the following four payments equal to 2.50%, with a final payment equal to 85.0% on March 13, 2012.

During fiscal 2009, we repaid the remaining balance of $35.4 million of our £57.0 million U.K. term loan. During fiscal 2008 we paid down £33.2 million, or $68.0 million, of our £57.0 million U.K. term loan and terminated an interest rate swap for a gain of $1.9 million. The interest rate swap exchanged the variable interest rate for a fixed interest rate of 4.75% plus an additional margin amount determined by reference to our leverage ratio.

We believe cash on hand, funds generated from operations and other available debt facilities are sufficient to fund operating cash requirements and capital expenditures through fiscal 2010; however, we may periodically utilize our lines of credit for working capital requirements. Current conditions in the capital markets are uncertain; however, we believe we will have adequate access to capital markets to fund future acquisitions.

Pension and Other Post-Retirement Benefit Obligations

Our pension plans principally include a U.S. pension plan maintained by Esterline and non-U.S. plans maintained by CMC. A U.S. plan maintained by Leach was merged into the U.S. pension plan maintained by Esterline as of March 31, 2008. Our principal post-retirement plans include non-U.S. plans maintained by CMC, which are non-contributory health care and life insurance plans.

We account for pension expense using the end of the fiscal year as our measurement date and we make actuarially computed contributions to our pension plans as necessary to adequately fund benefits. Our funding policy is consistent with the minimum funding requirements of ERISA. In fiscal 2009 and 2008, operating cash flow included $24.8 million and $4.8 million, respectively, of cash funding to these pension plans. We expect pension funding requirements for the plans maintained by Esterline and CMC to be approximately $9.0 million and $5.3 million, respectively, in fiscal 2010. The rate of increase in future compensation levels is consistent with our historical experience and salary administration policies. The expected long-term rate of return on plan assets is based on long-term target asset allocations of 70% equity and 30% fixed income. We periodically review allocations of plan assets by investment type and evaluate external sources of information regarding long-term historical returns and expected future returns for each investment type and, accordingly, believe a 7.5 to 8.25% assumed long-term rate of return on plan assets is appropriate. Current allocations are consistent with the long-term targets.

We made the following assumptions with respect to our pension obligation in 2009 and 2008:

	2009	2008
Principal assumptions as of fiscal year end:
Discount rate	5.875 – 6.25%	5.6 – 8.375%
Rate of increase in future compensation levels	3.2 – 4.5%	3.3 – 4.5%
Assumed long-term rate of return on plan assets	7.5 – 8.25%	7.0 – 8.25%

We use a discount rate for expected returns that is a spot rate developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points in 2009, pension liabilities in total would have decreased $8.0 million or increased $8.4 million, respectively. If all other assumptions are held constant, the estimated effect on fiscal 2009 pension expense from a hypothetical 25 basis point increase or decrease in both the discount rate and expected long-term rate of return on plan assets would not have a material effect on our pension expense.

We made the following assumptions with respect to our post-retirement obligation in 2009 and 2008:

	2009	2008
Principal assumptions as of fiscal year end:
Discount rate	5.875 – 6.25%	6.25 – 6.75%
Initial weighted average health care trend rate	4.08 – 9%	4.8 – 10%
Ultimate weighted average health care trend rate	3.38 – 9%	3.3 – 10%

The assumed health care trend rate has a significant impact on our post-retirement benefit obligations. Our health care trend rate was based on the experience of our plan and expectations for the future. A 100 basis point increase in the health care trend rate would increase our post-retirement benefit obligation by $0.7 million. A 100 basis point decrease in the health care trend rate would decrease our post-retirement benefit obligation by $0.7 million. Assuming all other assumptions are held constant, the estimated effect on fiscal 2009 post-retirement benefit expense from a hypothetical 100 basis point increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

Research and Development Expense

For the three years ended October 30, 2009, research and development expense has averaged 5.3% of sales. We estimate that research and development expense in fiscal 2010 will be 4.5% to 5.0% of sales for the full year.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of fiscal year end. Liabilities for income taxes were excluded from the table, as we are not able to make a reasonably reliable estimate of the amount and period of related future payments.

In Thousands

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt	$487,312	$5,250	$122,202	$175,034	$184,826
Credit facilities	5,896	5,896	—	—	—
Operating lease obligations	54,496	13,376	19,475	13,781	7,864
Capital lease obligations	109,111	3,396	6,402	6,640	92,673
Purchase obligations	229,080	193,059	33,369	1,842	810

Total contractual obligations	$885,895	$220,977	$181,448	$197,297	$286,173

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

Disclosures About Market Risk

Interest Rate Risks

Our debt includes fixed rate and variable rate obligations. We are not subject to interest rate risk on the fixed rate obligations. We are subject to interest rate risk on $175.0 million of our Senior Subordinated Notes due in 2013. We hold an interest rate swap agreement, which exchanged the fixed interest rate for a variable rate on the $175.0 million principal amount outstanding under our Senior Subordinated Notes due in 2013.

Inclusive of the effect of the interest rate swaps, a hypothetical 10% increase or decrease in average market interest rates would not have a material effect on our pretax income.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For long-term debt, the table presents principal cash flows and the related weighted-average interest rates by contractual maturities. For our interest rate swap, the following tables present notional amounts and, as applicable, the interest rate by contractual maturity date at October 30, 2009, and October 31, 2008.

At October 30, 2009

Dollars In Thousands

	Long-Term Debt – Fixed Rate		Interest Rate Swap
Maturing in:	Principal Amount	Average Rates	Notional Amount	Average Pay Rate(1)	Average Receive Rate

2010	$—	7.75%	$—	*	7.75%
2011	—	7.75%	—	*	7.75%
2012	—	7.75%	—	*	7.75%
2013	175,000	7.75%	175,000	*	7.75%

Total	$175,000		$175,000

Fair Value at
10/30/2009	$179,750		$(269)

[1]	The average pay rate is LIBOR plus 5.37%.

At October 31, 2008

Dollars In Thousands

	Long-Term Debt – Fixed Rate		Interest Rate Swap
Maturing in:	Principal Amount	Average Rates	Notional Amount	Average Pay Rate(1)	Average Receive Rate

2009	$—	7.75%	$—	*	7.75%
2010	—	7.75%	—	*	7.75%
2011	—	7.75%	—	*	7.75%
2012	—	7.75%	—	*	7.75%
2013	175,000	7.75%	75,000	*	7.75%

Total	$175,000		$75,000

Fair Value at
10/31/2008	$176,629		$1,561

[1] The average pay rate is LIBOR plus 2.56%.

	Long-Term Debt – Variable Rate
Maturing in:	Principal Amount	Average Rates (1)

2009	$6,983	*
2010	21,448	*
2011	6,484	*
2012	—	*

Total	$34,915

Fair Value at
10/31/2008	$34,915

[1]	The average rate on the long-term debt and the average receive rate on the interest rate swap is the British Bankers Association Interest Settlement Rate for deposits in U.K. pounds plus an additional margin of 1.13% to 0.50% depending on the Company’s leverage ratio.

Currency Risks

We own significant operations in Canada, France and the United Kingdom. To the extent that sales are transacted in a foreign currency, we are subject to foreign currency fluctuation risk. Furthermore, we have assets denominated in foreign currencies that are not offset by liabilities in such foreign currencies. At October 30, 2009, we had the following monetary assets subject to foreign currency fluctuation risk: U.S. dollar-denominated backlog with customers whose functional currency is other than the U.S. dollar; U.S. dollar-denominated accounts receivable and payable; and certain forward contracts, which are not accounted for as a cash flow hedge. The foreign exchange rate for the dollar relative to the euro decreased to 0.679 at October 30, 2009, from 0.785 at October 31, 2008; the dollar relative to the U.K. pound decreased to 0.609 from 0.621; and the dollar relative to the Canadian dollar decreased to 1.08 from 1.21. Foreign currency transactions affecting monetary assets and forward contracts resulted in a $12.6 million loss in fiscal 2009, a $3.7 million gain in fiscal 2008, and a $1.6 million loss in fiscal 2007. The $12.6 million loss in fiscal 2009 was principally due to our holding of pounds sterling to fund the Racal Acoustics acquisition during a period of foreign exchange volatility, resulting in a $7.9 million foreign currency transaction loss in January 2009.

Our policy is to hedge a portion of our forecasted transactions using forward exchange contracts with maturities up to 29 months. The Company does not enter into any forward contracts for trading purposes. At October 30, 2009, and October 31, 2008, the notional value of foreign currency forward contracts was $275.3 million and $313.4 million, respectively. The net fair value of these contracts was a $15.4 million asset and a $24.1 million liability at October 30, 2009, and October 31, 2008, respectively. If the U.S. dollar increased or decreased by a hypothetical 5%, the effect on the fair value of the foreign currency contracts would be $5.0 million.

The following tables provide information about our derivative financial instruments, including foreign currency forward exchange agreements and certain firmly committed sales transactions denominated in currencies other than the functional currency at October 30, 2009, and October 31, 2008. The information about certain firmly committed sales contracts and derivative financial instruments is in U.S. dollar equivalents. For forward foreign currency exchange agreements, the following tables present the notional amounts at the current exchange rate and weighted-average contractual foreign currency exchange rates by contractual maturity dates.

Firmly Committed Sales Contracts

Operations with Foreign Functional Currency

At October 30, 2009

Principal Amount by Expected Maturity

In Thousands	Firmly Committed Sales Contracts in United States Dollar
Fiscal Years	Canadian Dollar	Euro	U.K. Pound

2010	$126,982	$52,951	$36,276
2011	69,028	11,933	3,756
2012	28,052	—	177
2013	9,539	—	637
2014	25,067	—	116

Total	$258,668	$64,884	$40,962

Derivative Contracts

Operations with Foreign Functional Currency

At October 30, 2009

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Euro

Dollars in Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2010	$31,840	1.365
2011	2,850	1.442

Total	$34,690

Fair Value at 10/30/2009	$2,493

[1]	The Company has no derivative contracts maturing after fiscal 2011.

Derivative Contracts

Operations with Foreign Functional Currency

At October 30, 2009

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for U.K. Pound

Dollars in Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2010	$57,700	1.648
2011	4,365	1.641

Total	$62,065

Fair Value at 10/30/2009	$(87)

[1]	The Company has no derivative contracts maturing after fiscal 2011.

Derivative Contracts

Operations with Foreign Functional Currency

At October 30, 2009

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Canadian Dollar

Dollars in Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2010		$100,141.859
2011		73,780.813
2012		4,620.842

Total		$178,541

Fair Value at 10/30/2009		$13,284

[1]	The Company has no derivative contracts maturing after fiscal 2012.

Firmly Committed Sales Contracts

Operations with Foreign Functional Currency

At October 31, 2008

Principal Amount by Expected Maturity

In Thousands	Firmly Committed Sales Contracts in United States Dollar
Fiscal Years	Canadian Dollar	Euro	U.K. Pound

2009	$179,233	$64,749	$35,036
2010	61,688	7,759	5,628
2011	51,349	126	—
2012	8,083	—	108
2013	23,729	—	464

Total	$324,082	$72,634	$41,236

Derivative Contracts

Operations with Foreign Functional Currency

At October 31, 2008

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Euro

Dollars in Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2009	$40,855	1.4545
2010	3,760	1.4044

Total	$44,615

Fair Value at 10/31/2008	$(5,324)

[1]	The Company had no derivative contracts maturing after fiscal 2010.

Derivative Contracts

Operations with Foreign Functional Currency

At October 31, 2008

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for U.K. Pound

Dollars in Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2009	$43,321	1.8763
2010	11,990	1.7363

Total	$55,311

Fair Value at 10/31/2008	$(6,630)

[1]	The Company had no derivative contracts maturing after fiscal 2010.

Derivative Contracts

Operations with Foreign Functional Currency

At October 31, 2008

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Canadian Dollar

Dollars in Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2009	$122,546.9045
2010	90,889.8589

Total	$213,435

Fair Value at 10/31/2008	$(12,117)

[1]	The Company had no derivative contracts maturing after fiscal 2010.

As more fully described under Note 12 of the Consolidated Financial Statements under Item 8 of this report, on February 10, 2006, we borrowed £57.0 million, or approximately $100.0 million, under our term loan facility. We designated the £57.0 million loan as a hedge of the investment in a certain U.K. business unit. On June 30, 2009, we repaid the outstanding balance of £19.8 million of the U.K. term loan. The foreign currency gain or loss that is effective as a hedge is reported as a component of Other Comprehensive Income in shareholders’ equity.

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

Revenues and profits on fixed-price contracts with significant engineering as well as production requirements are recorded based on the achievement of contractual milestones and the ratio of total actual incurred costs to date to total estimated costs for each contract (cost-to-cost method) in accordance with ASC 605, formerly the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We review cost performance and estimates to complete on our ongoing contracts at least quarterly. The impact of revisions of profit estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period they become evident. Amounts representing contract change orders are included in revenue only when they can be reliably estimated and realization is probable, and are determined on a percentage-of-completion basis measured by the cost-to-cost method. Claims are included in revenue only when they are probable of collection.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts for losses expected to be incurred on accounts receivable balances. Judgment is required in estimation of the allowance and is based upon specific identification, collection history and creditworthiness of the debtor.

Inventories

We account for inventories on a first-in, first-out or average cost method of accounting at the lower of its cost or market. The determination of market requires judgment in estimating future demand, selling prices and cost of disposal. Judgment is required when determining inventory reserves. These reserves are provided when inventory is considered to be excess or obsolete based upon an analysis of actual on-hand quantities on a part level basis to forecasted product demand and historical usage. Inventory reserves are released based upon shipment or disposal of the related inventory.

Goodwill and Intangible Assets in Business Combinations

We account for business combinations, goodwill and intangible assets in accordance with ASC 805, formerly Financial Accounting Standards No. 141, “Business Combinations,” (Statement No. 141) and ASC 350, formerly Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (Statement No. 142). ASC 805 specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.

Impairment of Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are required to be tested for impairment at least annually. We are also required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors.

Goodwill is tested for impairment in a two-step process. The first step (Step One) of the goodwill impairment test involves estimating the fair value of a reporting unit. Fair value (Fair Value) is defined as “the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced liquidation sale.” A reporting unit is generally defined at the operating segment level or at the component level one level below the operating segment, if said component constitutes a business. The Fair Value of a reporting unit is then compared to its carrying value, which is defined as the book basis of total assets less total liabilities. In the event a reporting unit’s carrying value exceeds its estimated Fair Value, evidence of potential impairment exists. In such a case, the second step (Step Two) of the impairment test is required, which involves allocating the Fair Value of the reporting unit to all of the assets and liabilities of that unit, with the excess of Fair Value over allocated net assets representing the Fair Value of goodwill. An impairment loss is measured as the amount by which the carrying value of the reporting unit’s goodwill exceeds the estimated Fair Value of goodwill.

As we have grown through acquisitions, we have accumulated $736.8 million of goodwill and $48.3 million of indefinite-lived intangible assets out of total assets of $2.3 billion at October 30, 2009. The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We performed our impairment review for fiscal 2009 as of August 1, 2009, and our Step One analysis indicates that no impairment of goodwill or other indefinite-lived assets exists at any of our reporting units except for a trade name of a certain subsidiary. Management determined that the trade name useful life was no longer indefinite as a result of further integration of advanced sensors units and promotion of the Advanced Sensors brand name. An impairment test was required to be performed to value the trade name at fair value, which resulted in the impairment charge of $3.0 million.

The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows.

We used available market data and a discounted cash flow analysis in completing our 2009 annual impairment test. We believe that our cash flow estimates are reasonable based upon the historical cash flows and future operating and strategic plans of our reporting units. In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions. A 0.5% change in the discount rate used in the cash flow analysis would result in a change in the fair value of our reporting units of approximately $55.6 million. A 0.5% change in the growth rate assumed in the calculation of the terminal value of cash flows would result in a change in the fair value of our reporting units by $40.6 million. None of these changes would have resulted in any of our reporting units to be impaired.

Impairment of Long-lived Assets

We account for the impairment of long-lived assets to be held and used in accordance with ASC 360, formerly Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (Statement No. 144). Long-lived assets that are to be disposed of are required to be reported at the lower of its carrying amount or fair value less cost to sell. An asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows.

As we have grown through acquisitions, we have accumulated $373.8 million of definite-lived intangible assets. The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

Contingencies

We are party to various lawsuits and claims, both as plaintiff and defendant, and have contingent liabilities arising from the conduct of business. We are covered by insurance for general liability, product liability, workers’ compensation and certain environmental exposures, subject to certain deductible limits. We are self-insured for amounts less than our deductible and where no insurance is available. ASC 450, formerly Financial Accounting Standards No. 5, “Accounting for Contingencies,” requires that an estimated loss from a contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

Pension and Other Post-Retirement Benefits

We account for employee pension and post-retirement benefit costs in accordance with ASC 715, formerly Statement of Financial Accounting Standards Board No. 87, 88, and 158. We select appropriate assumptions including discount rate, rate of increase in future compensation levels and assumed long-term rate of return on plan assets and expected annual increases in costs of medical and other health care benefits in regard to our post-retirement benefit obligations. Our assumptions are based upon historical results, the current economic environment and reasonable expectations of future events. Actual results which vary from our assumptions are accumulated and amortized over future periods and, accordingly, are recognized in expense in these periods. Significant differences between our assumptions and actual experience or significant changes in assumptions could impact the pension costs and the pension obligation.

Income Taxes

We account for income taxes in accordance with ASC 740, formerly Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and FIN 48, “Accounting for Uncertainties in Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position and results of operations.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued ASC 105, formerly Financial Accounting Standard No. 168, “FASB Accounting Standards Codification (Codification) and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (ASC 105). The purpose of the Codification is to provide a single source of authoritative U.S. GAAP. The Company adopted ASC 105 in the fourth quarter of 2009. The adoption of ASC 105 did not affect the Company’s financial statements; however, it did impact how the authoritative references are disclosed by referencing the applicable Codification section.

On December 4, 2007, the Financial Accounting Standards Board issued ASC 805, formerly Financial Accounting Standard No. 141(R), “Business Combinations,” (ASC 805) and ASC 810, formerly Financial Accounting Standard No. 160, “Accounting and Reporting of Non-controlling Interest in

Consolidated Financial Statements, an amendment of ARB No. 51,” (ASC 810). These new standards will significantly change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. ASC 805 and ASC 810 are required to be adopted simultaneously and are effective for fiscal 2010.

The significant changes in the accounting for business combination transactions under ASC 805 include:

•	Recognition, with certain exceptions, of 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests of acquired businesses.

•

Measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date. With the effectiveness of ASC 805, the “agreement and announcement date” measurement principles will be nullified.

•	Recognition of contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings.

•

With the one exception described in the last sentence of this section, recognition of pre-acquisition gain and loss contingencies at their acquisition-date fair values. Subsequent accounting for pre-acquisition loss contingencies is based on the greater of acquisition-date fair value or the amount calculated pursuant to ASC 450, formerly Financial Accounting Standard No. 5, “Accounting for Contingencies,” (ASC 450). Subsequent accounting for pre-acquisition gain contingencies is based on the lesser of acquisition-date fair value or the best estimate of the future settlement amount. Adjustments after the acquisition date are made only upon the receipt of new information on the possible outcome of the contingency, and changes to the measurement of pre-acquisition contingencies are recognized in ongoing results of operations. Absent new information, no adjustments to the acquisition-date fair value are made until the contingency is resolved. Pre-acquisition contingencies that are both (1) non-contractual and (2) as of the acquisition date are “not more likely than not” of materializing are not recognized in acquisition accounting and, instead, are accounted for based on the guidance in ASC 450, “Accounting for Contingencies.”

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

•

Recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria are met as of the acquisition date. With the effectiveness of ASC 805, the concepts of “assessing, formulating, finalizing and committing/communicating” that currently pertain to recognition in purchase accounting of an acquisition-related restructuring plan will be nullified.

•

Recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense. Also, changes after the acquisition date in an acquired entity’s valuation allowance or tax uncertainty established at the acquisition date are accounted for as adjustments to income tax expense.

The adoption of ASC 805 is not expected to have a material effect on the date of adoption; however, the standard will have a significant effect on business combinations occurring after adoption of the standard.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We hereby incorporate by reference the information set forth under the section “Disclosures About Market Risk” under Item 7.

Item 8. Financial Statements and Supplementary Data

Consolidated Statement of Operations

In Thousands, Except Per Share Amounts

For Each of the Three Fiscal Years
in the Period Ended October 30, 2009	2009	2008	2007

Net Sales	$1,425,438	$1,483,172	$1,207,033
Cost of Sales	963,589	992,853	833,973

	461,849	490,319	373,060
Expenses
Selling, general and administrative	239,630	239,282	199,826
Research, development and engineering	66,270	86,798	66,891

Total Expenses	305,900	326,080	266,717
Other
Other expense	7,970	86	24
Insurance recovery	—	—	(37,467)

Total Other	7,970	86	(37,443)

Operating Earnings From
Continuing Operations	147,979	164,153	143,786

Interest income	(1,634)	(4,374)	(3,093)
Interest expense	28,689	29,922	35,299
Gain on derivative financial instrument	—	(1,850)	—
Loss on extinguishment of debt	—	—	1,100

Other Expense, Net	27,055	23,698	33,306

Income From Continuing Operations
Before Income Taxes	120,924	140,455	110,480
Income Tax Expense	13,511	26,563	22,565

Income From Continuing Operations
Before Minority Interest	107,413	113,892	87,915

Minority Interest	(217)	(383)	(153)

Income From Continuing Operations	107,196	113,509	87,762

Income From Discontinued
Operations, Net of Tax	12,602	7,024	4,522

Net Earnings	$119,798	$120,533	$92,284

Consolidated Statement of Operations

In Thousands, Except Per Share Amounts

For Each of the Three Fiscal Years
in the Period Ended October 30, 2009	2009	2008	2007

Earnings Per Share – Basic:
Continuing operations	$3.61	$3.85	$3.40
Discontinued operations	.42	0.23	0.17

Earnings Per Share – Basic	$4.03	$4.08	$3.57

Earnings Per Share – Diluted:
Continuing operations	$3.58	$3.80	$3.34
Discontinued operations	.42	0.23	0.18

Earnings Per Share – Diluted	$4.00	$4.03	$3.52

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

In Thousands, Except Share and Per Share Amounts

As of October 30, 2009 and October 31, 2008	2009	2008

Assets

Current Assets
Cash and cash equivalents	$176,794	$160,645
Accounts receivable, net of allowances of $5,297 and $5,191	270,976	297,506
Inventories	275,282	261,973
Income tax refundable	7,638	5,567
Deferred income tax benefits	31,434	37,702
Prepaid expenses	17,425	13,040
Other current assets	17,048	897

Total Current Assets	796,597	777,330

Property, Plant and Equipment
Land	23,656	22,340
Buildings	179,758	123,542
Machinery and equipment	312,414	284,942

	515,828	430,824
Accumulated depreciation	252,577	226,362

	263,251	204,462

Other Non-Current Assets
Goodwill	736,808	576,861
Intangibles, net	422,082	290,440
Debt issuance costs, net of accumulated amortization of $7,842 and $6,132	7,136	7,587
Deferred income tax benefits	79,114	55,821
Other assets	9,259	9,601

Total Assets	$2,314,247	$1,922,102

See Notes to Consolidated Financial Statements.

As of October 30, 2009 and October 31, 2008	2009	2008

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$82,304	$89,807
Accrued liabilities	191,667	210,422
Credit facilities	5,896	5,171
Current maturities of long-term debt	5,409	8,388
Deferred income tax liabilities	7,294	2,889
Federal and foreign income taxes	1,669	4,442

Total Current Liabilities	294,239	321,119

Long-Term Liabilities
Long-term debt, net of current maturities	520,158	388,248
Deferred income taxes	130,456	97,830
Pension and post-retirement obligations	93,615	69,641
Other liabilities	20,027	16,126

Minority Interest	2,731	2,797

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 29,773,630 and 29,636,481 shares	5,955	5,927
Additional paid-in capital	504,549	493,972
Retained earnings	732,861	613,063
Accumulated other comprehensive income (loss)	9,656	(86,621)

Total Shareholders’ Equity	1,253,021	1,026,341

Total Liabilities and Shareholders’ Equity	$2,314,247	$1,922,102

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows

In Thousands

For Each of the Three Fiscal Years
in the Period Ended October 30, 2009	2009	2008	2007

Cash Flows Provided (Used) by Operating Activities
Net earnings	$119,798	$120,533	$92,284
Minority interest	217	383	153
Depreciation and amortization	71,511	66,299	55,820
Deferred income tax	(11,621)	(22,906)	(15,432)
Share-based compensation	7,349	8,711	6,902
Gain on sale of discontinued operations	(26,481)	—	—
Working capital changes, net of effect of acquisitions
Accounts receivable	54,546	(54,602)	(8,021)
Inventories	6,054	(28,424)	(12,072)
Prepaid expenses	(3,890)	(1,624)	(929)
Other current assets	(15,428)	(1,058)	—
Accounts payable	(18,787)	12,784	7,520
Accrued liabilities	(11,933)	18,724	(3,434)
Federal and foreign income taxes	890	(3,362)	4,713
Other liabilities	(7,663)	(151)	(3,874)
Other, net	(7,893)	3,586	(1,906)

	156,669	118,893	121,724

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(59,184)	(40,665)	(30,467)
Proceeds from sale of discontinued operations, net of cash	62,944	—	—
Proceeds from sale of capital assets	1,089	1,101	3,075
Acquisitions of businesses, net of cash acquired	(255,206)	9,425	(354,948)

	(250,357)	(30,139)	(382,340)

For Each of the Three Fiscal Years
in the Period Ended October 30, 2009	2009	2008	2007

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	3,137	7,516	9,742
Excess tax benefits from stock option exercises	119	1,983	2,728
Proceeds provided by sale of common stock	—	—	187,145
Net change in credit facilities	99	(2,191)	144
Repayment of long-term debt	(34,444)	(70,032)	(105,673)
Proceeds from issuance of long-term debt	125,000	—	275,000
Proceeds from government assistance	11,145	—	—
Dividends paid to minority interest	(283)	(554)	(763)
Debt and other issuance costs	(1,258)	—	(6,409)

	103,515	(63,278)	361,914

Effect of Foreign Exchange Rates on Cash	6,322	(11,900)	3,133

Net Increase in Cash and Cash Equivalents	16,149	13,576	104,431
Cash and Cash Equivalents – Beginning of Year	160,645	147,069	42,638

Cash and Cash Equivalents – End of Year	$176,794	$160,645	$147,069

Supplemental Cash Flow Information
Cash paid for interest	$27,988	$29,119	$32,091
Cash paid for taxes	40,293	47,359	28,140

Supplemental Non-cash Investing and Financing Activities
Capital asset and lease obligation additions	28,202	7,981	—

See Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders’

Equity and Comprehensive Income (Loss)

In Thousands, Except Per Share Amounts

For Each of the Three Fiscal Years
in the Period Ended October 30, 2009	2009	2008	2007

Common Stock, Par Value $.20 Per Share
Beginning of year	$5,927	$5,873	$5,098
Shares issued under stock option plans	28	54	85
Shares issued under equity offering	—	—	690

End of year	5,955	5,927	5,873

Additional Paid-in Capital
Beginning of year	493,972	475,816	270,074
Shares issued under stock option plans	3,228	9,445	12,385
Shares issued under equity offering	—	—	186,455
Share-based compensation expense	7,349	8,711	6,902

End of year	504,549	493,972	475,816

Retained Earnings
Beginning of year	613,063	493,269	400,985
Net earnings	119,798	120,533	92,284
Change in accounting for tax contingencies	—	(739)	—

End of year	732,861	613,063	493,269

Accumulated Other Comprehensive Income (Loss)
Beginning of year	(86,621)	146,868	31,832
Defined benefit retirement plan recognition adjustment, net of tax expense of $334	—	—	1,172
Change in fair value of derivative financial instruments, net of tax (expense) benefit of $(11,072), $7,881, and $(860)	24,179	(15,607)	1,501
Change in pension and post-retirement obligations, net of tax (expense) benefit of $11,636, $17,558, and $(461)	(20,265)	(33,635)	938
Foreign currency translation adjustment	92,363	(184,247)	111,425

End of year	9,656	(86,621)	146,868

Total Shareholders’ Equity	$1,253,021	$1,026,341	$1,121,826

Consolidated Statement of Shareholders’

Equity and Comprehensive Income (Loss)

In Thousands, Except Per Share Amounts

For Each of the Three Fiscal Years
in the Period Ended October 30, 2009	2009	2008	2007

Comprehensive Income (Loss)
Net earnings	$119,798	$120,533	$92,284
Change in fair value of derivative financial instruments, net of tax	24,179	(15,607)	1,501
Change in pension and post-retirement obligations, net of tax	(20,265)	(33,635)	938
Foreign currency translation adjustment	92,363	(184,247)	111,425

Comprehensive Income (Loss)	$216,075	$(112,956)	$206,148

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated. Classifications have been changed for certain amounts in prior periods to conform with the current year’s presentation. The Company’s fiscal year ends on the last Friday of October. The fiscal years ended October 30, 2009, and October 26, 2007, contained 52 weeks, while the October 31, 2008, period contained 53 weeks.

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

Revenues and profits on fixed-price contracts with significant engineering as well as production requirements are recorded based on the achievement of contractual milestones and the ratio of total actual incurred costs to date to total estimated costs for each contract (cost-to-cost method) in accordance with ASC 605, formerly the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Production-Type Contracts.” Types of milestones include design review and prototype completion. The Company reviews cost performance and estimates to complete on its ongoing contracts at least quarterly. The impact of revisions of profit estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period they become evident. Amounts representing contract change orders are included in revenue only when they can be reliably estimated and realization is probable, and are determined on a percentage-of-completion basis measured by the cost-to-cost method. Claims are included in revenue only when they are probable of collection.

Research and Development

Expenditures for internally-funded research and development are expensed as incurred. Customer-funded research and development projects performed under contracts are accounted for as work in process as work is performed and recognized as cost of sales and sales under the proportional performance method. Research and development expenditures are net of government assistance and tax subsidies, which are not contingent upon paying income tax.

Financial Instruments

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, foreign currency forward contracts, and interest rate swap agreements. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair market value of the Company’s long-term debt and short-term borrowings was estimated at $527.6 million and $393.0 million at fiscal year end 2009 and 2008, respectively. These estimates were derived using discounted cash flows with interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

Foreign Currency Exchange Risk Management

The Company is subject to risks associated with fluctuations in foreign currency exchange rates from the sale of products in currencies other than its functional currency. Furthermore, the Company has assets denominated in foreign currencies that are not offset by liabilities in such foreign currencies. The Company has significant operations in Canada, France, Germany and the United Kingdom and, accordingly, we may experience gains or losses due to foreign exchange fluctuations.

The Company’s policy is to hedge a portion of its forecasted transactions using forward exchange contracts, with maturities up to 29 months. These forward contracts have been designated as cash flow hedges. The portion of the net gain or loss on a derivative instrument that is effective as a hedge is reported as a component of other comprehensive income in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The amount of hedge ineffectiveness has not been material in any of the three fiscal years in the period ended October 30, 2009. At October 30, 2009, and October 31, 2008, the notional value of foreign currency forward contracts accounted for as a cash flow hedge was $234.1 million and $273.0 million, respectively. The fair value of these contracts was a $16.4 million asset and a $19.3 million liability at October 30, 2009, and October 31, 2008, respectively. The Company does not enter into any forward contracts for trading purposes.

In February 2006, the Company entered into a term loan for £57.0 million. The Company designated the term loan as a hedge of the investment in a certain U.K. business unit. The foreign currency gain or loss that is effective as a hedge is reported as a component of other comprehensive income in shareholders’ equity. The amount of foreign currency translation included in Other Comprehensive Income was a loss of $4.8 million and a loss of $4.6 million net of taxes at October 30, 2009, and October 31, 2008, respectively. To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings. There was no ineffectiveness in 2009. The term loan was paid off in fiscal 2009. The loss included in Accumulated Other Comprehensive Income will remain until the underlying investment in a certain U.K. business unit is liquidated.

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

In June 2009, the Company entered into an interest rate swap agreement on the $175.0 million Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed interest rate of 7.75% for a variable interest rate on the $175.0 million principal amount outstanding. The variable interest rate is based upon LIBOR plus 5.37% and was 5.61% at October 30, 2009. The fair value of the Company’s interest rate swap was $269,000 liability at October 30, 2009.

In September 2003, the Company entered into an interest rate swap agreement on $75.0 million of its Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed interest rate for a variable interest rate on $75.0 million of the $175.0 million principal amount outstanding. The fair market value of the Company’s interest rate swap was an asset of $1.6 million at October 31, 2008. The interest rate swap was terminated in 2009 for a deferred gain of $2.9 million and is being amortized in proportion to the repayment of the underlying debt.

Depending on the interest rate environment, the Company may enter into interest rate swap agreements to convert the variable interest rates on notes payable to fixed interest rates. These swap agreements are accounted for as cash flow hedges and the fair market value of the hedge instrument is included in Other Comprehensive Income. In February 2006, the Company entered into an interest rate swap agreement on the full principal amount of its £57.0 million term loan facility. The swap agreement exchanged the variable interest rate for a fixed interest rate of 4.75% plus an additional margin amount determined by reference to the Company’s leverage ratio. The fair value of the interest rate swap was an asset of $2.1 million at October 26, 2007. The swap was terminated in 2008 for a gain of $1.9 million.

The fair market value of the interest rate swaps was estimated by discounting expected cash flows using quoted market interest rates.

Foreign Currency Translation

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on year end exchange rates. Revenue and expense accounts are translated at average exchange rates. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in shareholders’ equity as a component of comprehensive income. Accumulated gain or (loss) on foreign currency translation adjustment was $53.2 million, $(39.2) million and $145.1 million as of the fiscal years ended October 30, 2009, October 31, 2008, and October 26, 2007, respectively.

Foreign Currency Transaction Gains and Losses

Foreign currency transaction gains and losses are included in results of operations and are primarily the results of revaluing assets and liabilities denominated in a currency other than the functional currency, gains and losses on forward exchange contracts and the change in value of foreign currency embedded derivatives in backlog. These foreign currency transactions resulted in a $12.6 million loss in fiscal 2009, a $3.7 million gain in fiscal 2008, and a $1.6 million loss in fiscal 2007.

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. Fair value of cash equivalents approximates carrying value. Cash equivalents included $15.0 million and $10.0 million in cash under a letter of credit facility at October 30, 2009, and October 31, 2008, respectively.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) or average cost method. Inventory cost includes material, labor and factory overhead. The Company defers pre-production engineering costs as work-in-process inventory in connection with long-term supply arrangements that include contractual guarantees for reimbursement from the customer. Inventory is considered to be excess or obsolete based upon an analysis of actual on-hand quantities on a part level basis to forecasted product demand and historical usage. Inventory reserves are released upon shipment or disposal of the related inventory.

Property, Plant and Equipment, and Depreciation

Property, plant and equipment is carried at cost and includes expenditures for major improvements. Depreciation is generally provided on the straight-line method based upon estimated useful lives ranging from 15 to 30 years for buildings, and 3 to 10 years for machinery and equipment. Depreciation expense was $39,189,000, $41,095,000 and $34,273,000 for fiscal years 2009, 2008 and 2007, respectively. Assets under capital leases were $36.2 million at October 30, 2009, and $8.0 million at October 31, 2008. Amortization expense of assets accounted for as capital leases is included with depreciation expense. The fair value of liabilities related to the retirement of property is recorded when there is a legal or contractual obligation to incur asset retirement costs and the costs can be estimated. The Company records the asset retirement cost by increasing the carrying cost of the underlying property by the amount of the asset retirement obligation. The asset retirement cost is depreciated over the estimated useful life of the underlying property.

Debt Issuance Costs

Costs incurred to issue debt are deferred and amortized as interest expense over the term of the related debt using a method that approximates the effective interest method.

Long-lived Asset Impairments

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

Goodwill and Intangibles

Goodwill is not amortized, but is tested for impairment at least annually. A reporting unit is generally defined at the operating segment level or at the component level one level below the operating segment, if said component constitutes a business. Goodwill is allocated to reporting units based upon the purchase price of the acquired unit, the valuation of acquired tangible and intangible assets, and liabilities assumed. When a reporting unit’s carrying value exceeds its estimated fair value, an impairment test is required. This test involves allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, with the excess of fair value over allocated net assets representing the fair value of goodwill. An impairment loss is measured as the amount by which the carrying value of goodwill exceeds the estimated fair value of goodwill.

Intangible assets are amortized over their estimated period of benefit, ranging from 2 to 20 years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists.

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

Pension Plan and Post-Retirement Benefit Plan Obligations

The Company accounts for the obligations of its employee pension benefit costs and post-retirement benefits in accordance with ASC 715, formerly Statement of Financial Accounting Standards Board Nos. 87, 88, and 158. In accordance with this topic, management selects appropriate assumptions including discount rate, rate of increase in future compensation levels and assumed long-term rate of return on plan assets and expected annual increases in costs of medical and other health care benefits in regard to the Company’s post-retirement benefit obligations. These assumptions are based upon historical results, the current economic environment and reasonable expectations of future events. Actual results which vary from assumptions are accumulated and amortized over future periods and, accordingly, are recognized in expense in these periods. Significant differences between our assumptions and actual experience or significant changes in assumptions could impact the pension costs and the pension obligation.

Share-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Product Warranties

Estimated product warranty expenses are recorded when the covered products are shipped to customers and recognized as revenue. Product warranty expense is estimated based upon the terms of the warranty program.

Income Taxes

Income taxes and reserves for income taxes are accounted for in accordance with ASC 740, formerly Financial Accounting Standard 109, “Accounting for Income Taxes” and FIN 48, “Uncertainty in Income Taxes.” The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year. Diluted earnings per share also includes the dilutive effect of stock options. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 1,385,596, 499,850, and 96,048 for fiscal 2009, 2008 and 2007, respectively. The weighted average number of shares outstanding used to compute basic earnings per share was 29,717,000, 29,507,000, and 25,824,000 for fiscal years 2009, 2008 and 2007, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 29,951,000, 29,908,000, and 26,252,000 for fiscal years 2009, 2008 and 2007, respectively.

Subsequent Events

The Company has evaluated subsequent events through the date the Consolidated Financial Statements were issued on December 22, 2009.

Subsequent to year end, the Company decided to close its Taunton, Massachusetts, engineered materials unit. The Taunton operations will be transferred to the Company’s engineered materials operations in California. The Company expects to record a $0.6 million charge related to the write off of leasehold improvements in the first fiscal quarter of 2010.

Recent Accounting Pronouncements

On December 4, 2007, the Financial Accounting Standards Board issued ASC 805, formerly Financial Accounting Standard No. 141(R), “Business Combinations,” (ASC 805) and ASC 810, formerly Financial Accounting Standard No. 160, “Accounting and Reporting of Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51,” (ASC 810). These new standards will significantly change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. ASC 805 and ASC 810 are required to be adopted simultaneously and are effective for fiscal 2010.

The significant changes in the accounting for business combination transactions under ASC 805 include:

•	Recognition, with certain exceptions, of 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests of acquired businesses.

•

Measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date. With the effectiveness of ASC 805, the “agreement and announcement date” measurement principles will be nullified.

•	Recognition of contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings.

•

With the one exception described in the last sentence of this section, recognition of pre-acquisition gain and loss contingencies at their acquisition-date fair values. Subsequent accounting for pre-acquisition loss contingencies is based on the greater of acquisition-date fair value or the amount calculated pursuant to ASC 450, formerly Financial Accounting Standard No. 5, “Accounting for Contingencies,” (ASC 450). Subsequent accounting for pre-acquisition gain contingencies is based on the lesser of acquisition-date fair value or the best estimate of the future settlement amount. Adjustments after the acquisition date are made only upon the receipt of new information on the possible outcome of the contingency, and changes to the measurement of pre-acquisition contingencies are recognized in ongoing results of operations. Absent new information, no adjustments to the acquisition-date fair value are made until the contingency is resolved. Pre-acquisition contingencies that are both (1) non-contractual and (2) as of the acquisition date are “not more likely than not” of materializing are not recognized in acquisition accounting and, instead, are accounted for based on the guidance in ASC 450, “Accounting for Contingencies.”

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

•

Recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria are met as of the acquisition date. With the effectiveness of ASC 805, the concepts of “assessing, formulating, finalizing and committing/communicating” that currently pertain to recognition in purchase accounting of an acquisition-related restructuring plan will be nullified.

•

Recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense. Also, changes after the acquisition date in an acquired entity’s valuation allowance or tax uncertainty established at the acquisition date are accounted for as adjustments to income tax expense.

The adoption of ASC 805 is not expected to have a material effect on the date of adoption; however, the standard will have a significant effect on business combinations occurring after adoption of the standard.

NOTE 2: Recovery of Insurance Claims

On June 26, 2006, an explosion occurred at the Company’s Wallop facility, which resulted in one fatality and several minor injuries. The incident destroyed an oven complex for the production of advanced flares and significantly damaged a portion of the facility. The advanced flare facility has been closed due to the requirements of the Health and Safety Executive (HSE) to review the cause of the accident, but normal operations are continuing at unaffected portions of the facility. The Coroner’s Inquest was held in April 2009, and a verdict of Accidental Death with a narrative was recorded; no liability was attached to the Company or individuals.

The HSE investigation is on-going and is expected to be completed in 2010. It is not possible to determine if any breaches of the Health and Safety at Work Act (or relevant regulations) will be brought against the Company. No amounts have been recorded for any potential fines that may be assessed by the HSE.

The operation was insured under a property, casualty and business interruption insurance policy and in June 2007, the Company settled its insurance claim for £24.0 million, including payments already received. In fiscal 2007, insurance recoveries totaled $37.5 million, net of the write off of the damaged facility.

NOTE 3: Discontinued Operations

On November 3, 2008, the Company sold U.K.-based Muirhead Aerospace Limited and Traxsys Input Products Limited, which were included in the Sensors & Systems segment, for approximately £40.0 million or $63.4 million, resulting in an after-tax gain of $12.6 million. As a result, the consolidated income statement presents Muirhead Aerospace Limited and Traxsys Input Products Limited as discontinued operations.

The operating results of the discontinued operations for fiscal year 2009, 2008 and 2007 consisted of the following:

In Thousands	2009	2008	2007

Sales	$—	$64,158	$59,522

Income before taxes	26,481	8,906	4,477
Tax expense (benefit)	13,879	1,882	(45)

Income from discontinued operations	$12,602	$7,024	$4,522

In the fourth quarter of fiscal 2009, the Company recorded an adjustment that resulted in a reclassification of $3,392,000 of tax benefits from discontinued operations to continued operations offset by a $1,026,000 tax expense to establish a valuation allowance for U.S. foreign tax credits that are not expected to result in a current or future reduction in U.S. income taxes.

Net assets related to discontinued operations at October 31, 2008, were $33.7 million and consisted of the following:

In Thousands

Cash and cash equivalent	$421
Accounts receivable, net of allowances	8,917
Inventories	9,779
Deferred income tax benefits	69
Prepaid expenses	998
Property, plant and equipment, net	4,357
Goodwill	17,029

Total assets	41,570

Accounts payable	2,522
Accrued liabilities	4,203
Federal and foreign income taxes	627
Deferred income taxes	529

Total liabilities	7,881

Net assets	$33,689

NOTE 4: Inventories

Inventories, net of reserves, at the end of fiscal 2009 and 2008 consisted of the following:

In Thousands	2009	2008

Raw materials and purchased parts	$113,521	$110,984
Work in process	82,952	89,936
Inventory costs under long-term contracts	17,083	15,650
Finished goods	61,726	45,403

	$275,282	$261,973

Inventory Reserve Rollforward:

In Thousands	2009	2008

Beginning balance	$41,496	$43,857
Reserves related to acquisitions	724	—
Accruals	12,545	7,892
Write-offs	(5,197)	(4,075)
Release of reserves on shipments	(1,367)	(815)
Release of other reserves	—	(503)
Currency translation adjustment	3,169	(4,860)

	$51,370	$41,496

NOTE 5: Goodwill

The following table summarizes the changes in goodwill by segment for fiscal 2009 and 2008:

In Thousands	Avionics & Controls	Sensors & Systems	Advanced Materials	Total

Balance, October 26, 2007	$356,838	$100,502	$199,525	$656,865
Goodwill from acquisitions	219	—	—	219
Goodwill adjustments	(6,302)	20,016	(669)	13,045
Foreign currency translation adjustment	(53,741)	(14,567)	(24,960)	(93,268)

Balance, October 31, 2008	297,014	105,951	173,896	576,861
Goodwill from acquisitions	93,416	—	40,796	134,212
Goodwill adjustments	(3,713)	157	(282)	(3,838)
Sale of businesses	—	(17,029)	—	(17,029)
Foreign currency translation adjustment	41,261	3,543	1,798	46,602

Balance, October 30, 2009	$427,978	$92,622	$216,208	$736,808

Adjustments to goodwill primarily relate to acquired tax benefits.

NOTE 6: Intangible Assets

Intangible assets at the end of fiscal 2009 and 2008 were as follows:

		2009		2008
In Thousands	Weighted Average Years Useful Life	Gross Carrying Amount	Accum. Amort.	Gross Carrying Amount	Accum. Amort.

Amortized Intangible Assets
Programs	16	$444,275	$93,550	$268,667	$60,018
Core technology	16	9,689	4,364	8,896	3,710
Patents and other	13	43,484	25,769	49,507	22,986

Total		$497,448	$123,683	$327,070	$86,714

Indefinite-lived Intangible Assets
Trademark		$48,317		$50,084

In fiscal 2009, management determined that a certain trade name useful life was no longer indefinite as a result of further integration of advanced sensors units and promotion of the Advanced Sensors brand name. An impairment test was required to be performed to value the trade name at fair value, which resulted in a $3.0 million impairment charge. The remaining book value of the trade name will be amortized to expense over its remaining five-year useful life.

Amortization of intangible assets was $30,613,000, $23,689,000 and $20,133,000 in fiscal years 2009, 2008 and 2007, respectively.

Estimated amortization expense related to intangible assets for each of the next five fiscal years is as follows:

In Thousands

Fiscal Year

2010	$31,277
2011	30,959
2012	30,324
2013	29,539
2014	28,839

NOTE 7: Accrued Liabilities

Accrued liabilities at the end of fiscal 2009 and 2008 consisted of the following:

In Thousands	2009	2008

Payroll and other compensation	$72,705	$76,725
Commissions	3,994	3,346
Casualty and medical	14,244	13,194
Interest	5,981	6,720
Warranties	14,685	10,596
State and other tax accruals	4,956	5,455
Customer deposits	23,656	25,061
Deferred revenue	9,038	13,968
Contract reserves	9,189	6,618
Forward foreign exchange contracts	2,192	22,482
Unclaimed property – non-U.S.	10,874	9,755
Environmental reserves	2,539	2,539
Asset retirement obligations	2,019	393
Rent and future lease obligations	1,790	1,292
Other	13,805	12,278

	$191,667	$210,422

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

In Thousands	2009	2008

Balance, beginning of year	$10,596	$15,667
Warranty costs incurred	(3,406)	(5,171)
Product warranty accrual	5,811	7,191
Acquisitions	2,223	—
Release of reserves	(1,146)	(1,892)
Reclass of reserves [1]	—	(3,124)
Sale of businesses	(237)	—
Foreign currency translation adjustment	844	(2,075)

Balance, end of year	$14,685	$10,596

[1]	Reclass of reserve to goodwill upon completion of the acquisition accounting related to CMC Electronics, Inc.

NOTE 8: Retirement Benefits

Approximately 47% of U.S. employees have a defined benefit earned under the Esterline pension plan. The Leach pension plan was frozen as of December 31, 2003, and was merged into the Esterline plan on March 31, 2008.

Under the Esterline plan, pension benefits are based on years of service and five-year average compensation or the highest five consecutive years’ compensation during the last ten years of employment. Esterline amended its defined benefit plan to add the cash balance formula with annual pay credits ranging from 2% to 6% effective January 1, 2003. Participants elected either to continue earning benefits under the current plan formula or to earn benefits under the cash balance formula. Effective January 1, 2003, all new participants are enrolled in the cash balance formula. Esterline also has an unfunded supplemental retirement plan for key executives providing for periodic payments upon retirement.

CMC sponsors defined benefit pension plans and other retirement benefit plans for its non-U.S. employees. Pension benefits are based upon years of service and final average salary. Other retirement benefit plans are non-contributory health care and life insurance plans.

In October 2006, the Financial Accounting Standards Board issued ASC 715, formerly Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statement Nos. 87, 88, 106 and 123(R),” (ASC 715). ASC 715 requires an entity to:

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

ASC 715 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with post-retirement benefit plan accounting. The Company adopted the recognition and disclosure provisions of ASC 715 effective at the end of its 2007 fiscal year.

The following table presents the balance sheet balances at October 26, 2007, prior to the initial adoption of ASC 715, the amount of the adjustment and the balances after the adoption of ASC 715.

In Thousands	Before Application of ASC 715	Adjustments	After Application of ASC 715

Deferred income taxes	$8,204	$(334)	$7,870
Intangible assets	39	(39)	—
Liabilities	(26,994)	1,545	(25,449)
Accumulated other comprehensive loss (gain)	775	(1,172)	(397)

The Company accounts for pension expense using the end of the fiscal year as its measurement date. In addition, the Company makes actuarially computed contributions to these plans as necessary to adequately fund benefits. The Company’s funding policy is consistent with the minimum funding requirements of ERISA. The accumulated benefit obligation and projected benefit obligation for the Esterline plans are $199,979,000 and $208,556,000, respectively, with plan assets of $144,465,000 as of October 30, 2009. The underfunded status for the Esterline plans is $64,091,000 at October 30, 2009. Contributions to the Esterline plans totaled $21,868,000 and $1,265,000 in fiscal years 2009 and 2008, respectively. The expected funding requirement for fiscal 2010 for the U.S. pension plans maintained by Esterline is $9,048,000. The accumulated benefit obligation and projected benefit obligation for the CMC plans are $91,550,000 and $94,063,000, respectively, with plan assets of $83,612,000 as of October 30, 2009. The underfunded status for these CMC plans is $10,451,000 at October 30, 2009. Contributions to the CMC plans totaled $2,933,000 and $3,503,000 in fiscal 2009 and 2008, respectively. The expected funding requirement for fiscal 2010 for the CMC plans is $5,316,000.

	Defined Benefit Pension Plans		Post-Retirement Benefit Plans
	2009	2008	2009	2008

Principal assumptions as of fiscal year end:
Discount Rate	5.875 – 6.25%	5.6 – 8.375%	5.875 – 6.25%	6.25 – 6.75%
Rate of increase in future compensation levels	3.2 – 4.5%	3.3 – 4.5%	—	—
Assumed long-term rate of return on plan assets	7.5 – 8.25%	7.0 – 8.25%	—	—
Initial weighted average health care trend rate	—	—	4.08 – 9%	4.8 – 10.0%
Ultimate weighted average health care trend rate	—	—	3.38 – 9%	3.3 – 10.0%

The Company uses a discount rate for expected returns that is a spot rate developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points, pension liabilities in total would have decreased $8.0 million or increased $8.4 million, respectively. If all other assumptions are held constant, the estimated effect on fiscal 2009 pension expense from a hypothetical 25 basis point increase or decrease in both the discount rate and expected long-term rate of return on plan assets would not have a material effect on our pension expense. Management is not aware of any legislative or other initiatives or circumstances that will significantly impact the Company’s pension obligations in fiscal 2010.

The assumed health care trend rate has a significant impact on the Company’s post-retirement benefit obligations. The Company’s health care trend rate was based on the experience of its plan and expectations for the future. A 100 basis point increase in the health care trend rate would increase the post-retirement benefit obligation by $0.7 million. A 100 basis point decrease in the health care trend rate would decrease the post-retirement benefit obligation by $0.7 million. Assuming all other assumptions are held constant, the estimated effect on fiscal 2009 post-retirement benefit expense from a hypothetical 100 basis point increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

Plan assets are invested in a diversified portfolio of equity and debt securities, consisting primarily of common stocks, bonds and government securities. The objective of these investments is to maintain sufficient liquidity to fund current benefit payments and achieve targeted risk-adjusted returns. Management periodically reviews allocations of plan assets by investment type and evaluates external sources of information regarding the long-term historical returns and expected future returns for each investment type and, accordingly, believes a 7.5% to 8.25% assumed long-term rate of return on plan assets is appropriate. Allocations by investment type are as follows:

		Actual
	Target	2009	2008
Plan assets allocation as of fiscal year end:
Equity securities	55 – 75%	58.0%	60.0%
Debt securities	25 – 45%	36.0%	38.0%
Cash	0%	6.0%	2.0%

Total		100.0%	100.0%

Net periodic pension cost for the Company’s defined benefit plans at the end of each fiscal year consisted of the following:

	Defined Benefit Pension Plans			Post-Retirement Benefit Plans
In Thousands	2009	2008	2007	2009	2008	2007

Components of Net
Periodic Cost
Service cost	$5,413	$6,217	$5,474	$428	$280	$205
Interest cost	19,151	16,736	14,470	774	635	430
Expected return on plan assets	(14,878)	(20,982)	(18,283)	—	—	—
Amortization of prior service cost	18	18	18	—	—	—
Amortization of actuarial (gain) loss	3,961	330	252	(90)	12	—
Other	—	—	—	—	(10)	1,655

Net periodic cost	$13,665	$2,319	$1,931	$1,112	$917	$2,290

The funded status of the defined benefit pension and post-retirement plans at the end of fiscal 2009 and 2008 were as follows:

	Defined Benefit Pension Plans		Post-Retirement Benefit Plans
In Thousands	2009	2008	2009	2008

Benefit Obligation
Beginning balance	$244,805	$301,101	$11,020	$13,864
Currency translation adjustment	10,369	(23,320)	1,289	(2,537)
Service cost	5,413	6,217	366	280
Interest cost	19,151	16,736	773	635
Other adjustment	—	1,650	—	71
Plan participants contributions	127	162	—	—
Actuarial (gain) loss	50,125	(41,479)	(155)	(684)
Acquisitions	343	—	—	—
Benefits paid	(17,262)	(16,262)	(722)	(609)

Ending balance	$313,071	$244,805	$12,571	$11,020

	Defined Benefit Pension Plans		Post-Retirement Benefit Plans
In Thousands	2009	2008	2009	2008

Plan Assets – Fair Value
Beginning balance	$184,737	$289,516	$—	$—
Currency translation adjustment	7,948	(21,978)	—	—
Realized and unrealized gain (loss) on plan assets	29,739	(71,579)	—	—
Acquisitions	—	—	—	—
Plan participants contributions	127	162	—	—
Company contribution	25,531	5,621	722	609
Expenses paid	(634)	(743)	—	—
Benefits paid	(17,262)	(16,262)	(722)	(609)

Ending balance	$230,186	$184,737	$—	$—

Funded Status
Fair value of plan assets	$230,186	$184,737	$—	$—
Benefit obligations	(313,071)	(244,805)	(12,571)	(11,020)

Net amount recognized	$(82,885)	$(60,068)	$(12,571)	$(11,020)

Amount Recognized in the Consolidated Balance Sheet
Current liability	$(975)	$(714)	$(866)	$(733)
Non-current liability	(81,910)	(59,354)	(11,705)	(10,287)

Net amount recognized	$(82,885)	$(60,068)	$(12,571)	$(11,020)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$87,386	$55,081	$(1,260)	$(1,766)
Prior service cost	239	(20)	—	—
Transition asset (obligation)	—	—	(997)	—

Ending balance	$87,625	$55,061	$(2,257)	$(1,766)

The accumulated benefit obligation for all pension plans was $300,615,000 at October 30, 2009, and $235,102,000 at October 31, 2008.

Estimated future benefit payments expected to be paid from the plan or from the Company’s assets are as follows:

In Thousands

Fiscal Year

2010	$20,059
2011	20,982
2012	21,844
2013	22,695
2014	23,388
2015 – 2019	128,155

Employees may participate in certain defined contribution plans. The Company’s contribution expense under these plans totaled $7,418,000, $7,256,000 and $6,835,000 in fiscal 2009, 2008 and 2007, respectively.

NOTE 9: Fair Value Measurements

The Company adopted the required portions of ASC 820, formerly Statement of Financial Accounting Standards No. 157, “The Fair Value Measurements,” on November 1, 2008. This topic applies to all assets and liabilities that are being measured and reported at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This topic establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy of fair value measurements is described below:

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at October 30, 2009:

In Thousands	Level 2

Assets:
Derivative contracts designated as hedging instruments	$16,590
Derivative contracts not designated as hedging instruments	$442

Liabilities:
Derivative contracts designated as hedging instruments	$181
Derivative contracts not designated as hedging instruments	$1,405
Embedded derivatives	$588

The Company’s embedded derivatives are the result of entering into sales or purchase contracts that are denominated in a currency other than the Company’s functional currency or the supplier’s or customer’s functional currency. The fair value is determined by calculating the difference between quoted exchange rates at the time the contract was entered into and the period-end exchange rate.

The Company’s derivative contracts consist of foreign currency exchange contracts and interest rate swap agreements. These derivative contracts are over the counter and their fair value is determined using modeling techniques that include market inputs such as interest rates, yield curves, and currency exchange rates.

The Company adopted ASC 825, formerly Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” effective November 1, 2008. This topic permits entities to elect to measure eligible financial instruments at fair value on an instrument-by-instrument basis. The adoption of this topic had no impact on the consolidated financial position, results of operations or cash flows, as no eligible financial instruments were elected to be measured at fair value under this guidance. The Company adopted ASC 820, formerly Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” effective November 1, 2008. The Company elected to defer until October 31, 2009, the adoption of ASC 820 for all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill and indefinite-lived intangible assets impairment testing, and those non-recurring nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination. Adoption of ASC 820 for these assets and liabilities is not expected to have a material impacted on the Company’s financial position, results of operations or cash flows.

NOTE 10: Derivative Financial Instruments

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company does not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of October 30, 2009. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of October 30, 2009, and October 31, 2008, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $275.3 million and $313.4 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In June 2009, the Company entered into an interest rate swap agreement on the $175.0 million Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed interest rate of 7.75% for a variable interest rate on the $175.0 million principal amount outstanding. The variable interest rate is based upon LIBOR plus 5.37% and was 5.61% at October 30, 2009. The fair value of the Company’s interest rate swap was a $269,000 liability at October 30, 2009, and was estimated by discounting expected cash flows using market interest rates. The Company records interest receivable and interest payable on interest rate swaps on a net basis. The Company recognized a net interest receivable of $1,402,000 at October 30, 2009. A $2.9 million deferred gain on a terminated interest rate swap is being amortized in proportion to the repayment of the underlying debt. The gain will be amortized through 2013.

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

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at the end of fiscal 2009 consisted of:

		Fair
In Thousands	Classification	Value

Foreign currency forward exchange contracts	Other current assets	$17,032
Foreign currency forward exchange contracts	Accrued liabilities	$1,586
Embedded derivative instruments	Accrued liabilities	$588
Interest rate swap	Long-term debt, net of current maturities	$269

The effect of derivative instruments on the Consolidated Statement of Operations for fiscal year 2009 consisted of:

In Thousands	Location of Gain (Loss)	2009

Fair Value Hedges:
Interest rate swap contracts	Interest Expense	$1,967
Embedded derivatives	Sales	$(2,666)

Cash Flow Hedges:
Foreign currency forward exchange contracts:
Amount of gain recognized in AOCI (effective portion)	AOCI	$46,861
Amount of loss reclassified from AOCI into income	Sales	$(11,610)

Net Investment Hedges:
U.K. term loan	AOCI	$(446)

During fiscal year 2009, the Company recorded gains of $7.0 million on foreign currency forward exchange contracts that have not been designated as an accounting hedge. These foreign currency exchange gains are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during fiscal year 2009. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during fiscal year 2009.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $11.6 million of net gain into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at October 30, 2009, is 29 months.

NOTE 11: Income Taxes

Income tax expense from continuing operations for each of the fiscal years consisted of:

In Thousands	2009	2008	2007

Current
U.S. Federal	$12,678	$36,391	$18,533
State	1,133	2,806	2,538
Foreign	11,321	10,272	16,851

	25,132	49,469	37,922

Deferred
U.S. Federal	(5,655)	601	(50)
State	7	(525)	(179)
Foreign	(5,973)	(22,982)	(15,128)

	(11,621)	(22,906)	(15,357)

Income tax expense	$13,511	$26,563	$22,565

U.S. and foreign components of income from continuing operations before income taxes for each of the fiscal years were:

In Thousands	2009	2008	2007

U.S.	$77,877	$109,087	$69,549
Foreign	43,047	31,368	40,931

Income from continuing operations, before income taxes	$120,924	$140,455	$110,480

Primary components of the Company’s deferred tax assets (liabilities) at the end of the fiscal year resulted from temporary tax differences associated with the following:

In Thousands	2009	2008

Reserves and liabilities	$ 29,703	$ 25,300
NOL carryforwards (net of valuation allowances of
$6.8 million and $6.2 million at fiscal year end 2009 and 2008, respectively)	1,782	110
Tax credit carryforwards (net of valuation allowance of $3.6 million for fiscal year end 2009)	31,432	31,438
Employee benefits	7,145	6,895
Retirement benefits	32,241	24,350
Non-qualified stock options	8,818	6,514
Hedging activities	—	1,643
Other	2,009	7,810

Total deferred tax assets	113,130	104,060

Depreciation and amortization	(10,628)	(12,300)
Intangibles and amortization	(113,426)	(85,143)
Deferred costs	(10,768)	(7,302)
Retirement benefits	—	(3,605)
Hedging activities	(4,736)	—
Other	(774)	(2,906)

Total deferred tax liabilities	(140,332)	(111,256)

Net deferred tax liabilities	$ (27,202)	$ (7,196)

During fiscal 2009, a subsidiary carried back an acquisition-related capital loss to pre-acquisition years and realized a $2.1 million current tax benefit. In addition, during fiscal 2009, the Company recorded $1.6 million of deferred tax benefits related to acquired state tax net operating losses. Both the $2.1 million and the $1.6 million of tax benefits were recorded to goodwill.

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

Management believes that it is more likely than not that the Company will realize the current and long-term deferred tax assets as a result of future taxable income. Significant factors management considered in determining the probability of the realization of the deferred tax assets include the reversal of deferred tax liabilities, our historical operating results and expected future earnings. Accordingly, no valuation allowance has been recorded on the deferred tax assets other than certain net operating losses and foreign tax credits. Both the net operating losses and the foreign tax credits begin to expire in 2018.

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

The incremental tax benefit received by the Company upon exercise of non-qualified employee stock options was $0.1 million, $1.9 million and $2.7 million in fiscal 2009, 2008 and 2007, respectively.

A reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate for each of the fiscal years was as follows:

	2009	2008	2007

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	0.7	1.1	1.4
Foreign taxes	(15.6)	(7.7)	(9.5)
Export sales benefit	—	—	(0.1)
Domestic manufacturing deduction	(1.2)	(1.3)	(0.4)
Research & development credits	(5.9)	(5.9)	(7.7)
Tax accrual adjustment	1.0	(0.5)	1.5
Suspended losses	(5.5)	—	—
U.S. tax on foreign income	6.4	—	—
U.S. foreign tax credits	(6.5)	—	—
Valuation allowance	2.2	(0.1)	0.4
Change in foreign tax rates	—	(3.6)	(2.6)
Other, net	0.6	1.9	2.4

Effective income tax rate	11.2%	18.9%	20.4%

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

In accordance with ASC 740, formerly Financial Accounting Standard 109, “Accounting for Income Taxes,” and FIN 48, “Uncertainty in Income Taxes,” the Company adopted the provisions related to accounting for uncertain income tax positions at the beginning of fiscal year 2008. Of the $9.2 million cumulative effect of adopting these provisions, $0.7 million was recorded as a reduction to retained earnings and $8.5 million was recorded as goodwill. As of the adoption date, the Company had gross unrecognized tax benefits of $28.7 million and interest of $2.3 million, of which $27.7 million was recorded within other liabilities, $3.1 million was recorded in deferred taxes and $0.2 million was recorded in federal and foreign income taxes payable in the consolidated balance sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In Thousands	Total

Unrecognized tax benefits as of October 31, 2008	$18,953
Unrecognized gross benefit change:
Gross increases due to prior-period adjustments	19,732
Gross (decrease) due to prior-period adjustments	—
Gross increases due to current-period adjustment	2,457
Gross (decrease) due to current-period adjustment	—
Gross (decrease) due to settlements with taxing authorities	(2,922)
Gross (decrease) due to a lapse with taxing authorities	(17,649)

Total change in unrecognized gross benefit	$1,618

Unrecognized tax benefits as of October 30, 2009	$20,571

Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$20,571

Total amount of interest:
Recognized in the statement of operations	$472
Recognized in the statement of financial position	2,441

During the next 12 months, the amount of previously unrecognized tax benefits is not expected to significantly change. The Company recognizes interest related to unrecognized tax benefits in income tax expense.

The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. Federal	2005 and prior
Canada	2004 and prior
France	2004 and prior
Germany	2006 and prior
United Kingdom	2003 and prior

NOTE 12: Debt

Long-term debt at the end of fiscal 2009 and 2008 consisted of the following:

In Thousands	2009	2008

U.K. Term Loan, due November 2010	$—	$34,915
U.S. Term Loan, due March 2012	125,000	—
7.75% Senior Subordinated Notes, due June 2013	175,000	175,000
6.625% Senior Notes, due March 2017	175,000	175,000
Obligations under Capital Leases	36,183	7,981
Other	12,312	2,179

	523,495	395,075

Deferred gain on swap termination	2,341	—
Fair value of interest rate swap agreement	(269)	1,561
Less current maturities	5,409	8,388

Carrying amount of long-term debt	$520,158	$388,248

On February 10, 2006, the Company borrowed £57.0 million, or approximately $100.0 million, under a $100.0 million term loan facility; the term loan was repaid on June 30, 2009. The Company used the proceeds from the loan as working capital for its U.K. operations and to repay a portion of its outstanding borrowings under the revolving credit facility. The principal amount of the loan was payable quarterly commencing on March 31, 2007, through the termination date of November 14, 2010. In November 2007 the Company terminated an interest rate swap on the GBP term loan for a gain of $1.9 million. The interest rate swap exchanged the variable interest rate for a fixed interest rate of 4.75% plus an additional margin amount determined by reference to our leverage ratio.

In April 2009, the Company amended its credit facility to provide for a $125.0 million term loan. The Company used the proceeds from the loan to repay its outstanding borrowings under its revolving credit facility and provide enhanced liquidity. Borrowings under the U.S. Term Loan Facility bear interest at a rate equal to either: (a) the LIBOR rate plus 2.50% or (b) the “Base Rate” (defined as the higher of Wachovia Bank, National Association’s prime rate and the Federal funds rate plus 0.50%) plus 1.50%. The loan is accruing interest at a variable rate based on LIBOR plus 2.5% and was 2.75% on October 30, 2009. The principal amount of the U.S. Term Loan Facility is payable quarterly commencing on March 31, 2010, the first four payments equal to 1.25% of the original loan balance, the following four payments equal to 2.50%, with a final payment equal to 85.00% on March 13, 2012.

In June 2003, the Company sold $175.0 million of 7.75% Senior Subordinated Notes due in 2013 and requiring semi-annual interest payments in December and June of each year until maturity. The net proceeds from this offering were used to fund acquisitions and for general corporate purposes, including the repayment of debt and possible future acquisitions. The Senior Subordinated Notes are general unsecured obligations of the Company and are subordinated to all existing and future senior debt of the Company. In addition, the Senior Subordinated Notes are effectively subordinated to all existing and future senior debt and other liabilities (including trade payables) of the Company’s foreign subsidiaries. The Senior Subordinated Notes are guaranteed, jointly and severally, by all the existing and future domestic subsidiaries of the Company unless designated as an “unrestricted subsidiary” under the indenture covering the Senior Subordinated Notes. The Senior Subordinated Notes are subject to redemption at the option of the Company, in whole or in part, on or after

June 15, 2008, at redemption prices starting at 103.875% of the principal amount plus accrued interest during the period beginning June 11, 2003, and declining annually to 100% of principal and accrued interest on June 15, 2011.

On March 1, 2007, the Company issued $175.0 million in 6.625% Senior Notes due March 1, 2017, and requiring semi-annual interest payments in March and September of each year until maturity. The net proceeds from this offering were used to pay a portion of the purchase price of the acquisition of CMC for approximately $344.5 million. The Senior Notes are general unsecured senior obligations of the Company. The Senior Notes are guaranteed, jointly and severally on a senior basis, by all the existing and future domestic subsidiaries of the Company unless designated as an “unrestricted subsidiary,” and those foreign subsidiaries that executed related subsidiary guarantees under the indenture covering the Senior Notes. The Senior Notes are subject to redemption at the option of the Company at any time prior to March 1, 2012, at a price equal to 100% of the principal amount, plus any accrued interest to the date of redemption and a make-whole provision. In addition, before March 1, 2010, the Company may redeem up to 35% of the principal amount at 106.625% plus accrued interest with proceeds of one or more Public Equity Offerings. The Senior Notes are also subject to redemption at the option of the Company, in whole or in part, on or after March 1, 2012, at redemption prices starting at 103.3125% of the principal amount plus accrued interest during the period beginning March 1, 2007, and declining annually to 100% of principal and accrued interest on or after March 1, 2015.

In June 2009, the Company entered into an interest rate swap agreement on the $175.0 million Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed interest rate of 7.75% for a variable interest rate on the $175.0 million principal amount outstanding. The variable interest rate is based upon LIBOR plus 5.37% and was 5.61% at October 30, 2009. The fair value of the Company’s interest rate swap was $269,000 liability at October 30, 2009, and was estimated by discounting expected cash flows using market interest rates.

In September 2003, the Company entered into an interest rate swap agreement on $75.0 million of its Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed interest rate for a variable interest rate on $75.0 million of the $175.0 million principal amount outstanding. The Company had a $2.9 million deferred gain on a terminated interest rate swap and is being amortized in proportion to the repayment of the underlying debt. The gain at October 30, 2009, was $2,341,000 and will be amortized through 2013.

In fiscal 2008, the Company entered into a land and building lease for a 216,000 square-foot manufacturing facility for a control systems operation. Construction of the building was completed in fiscal 2009. The land and building lease has a fixed term of 30 years and includes an option to purchase the building at fair market value five years after construction is complete. The expected minimum lease payments include a 2% minimum annual rent increase. The fair value of the land and building is $26.3 million and is accounted for as a capital lease. The imputed interest rate is 8.2%.

In fiscal 2009, the Company amended the building lease for an interface technologies facility to extend the term of the lease to 2027 and provided for the construction of a 54,000 square-foot addition to the existing building. Construction of the building is expected to be completed in fiscal 2010. The value of the building is expected to be $12.7 million and is accounted for as a capital lease. At October 30, 2009, the amount recorded as a capitalized lease obligation is $9.6 million. The imputed interest rate is 6.4%.

As of October 30, 2009, maturities of long-term debt and future minimum lease payments under capital lease obligations were as follows:

In Thousands

Fiscal Year		Debt		Capital Leases
2010		$5,250		$3,396
2011		12,611		3,172
2012		109,591		3,230
2013		175,034		3,290
2014		—		3,350
2015 and thereafter		184,826		92,673

		$487,312		109,111

Less: amount representing interest				72,928

Total principal payments				$36,183

Short-term credit facilities at the end of fiscal 2009 and 2008 consisted of the following:

In Thousands	2009		2008
	Outstanding Borrowings	Interest Rate	Outstanding Borrowings	Interest Rate

U.S.	$—	—	$—	—
Foreign	5,896	1.00%	5,171	3.66%

	$5,896		$5,171

At October 30, 2009, the Company’s primary U.S. dollar credit facility made available through a group of banks totals $200,000,000. The credit agreement is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. An additional $31,897,000 of unsecured foreign currency credit facilities have been extended by foreign banks for a total of $231,897,000 available companywide.

A number of underlying agreements contain various covenant restrictions which include maintenance of net worth, payment of dividends, interest coverage, and limitations on additional borrowings. The Company was in compliance with these covenants at October 30, 2009. Available credit under the above credit facilities was $203,547,000 at fiscal 2009 year end, when reduced by outstanding borrowings of $5,896,000 and letters of credit of $22,454,000.

NOTE 13: Commitments and Contingencies

Rental expense for operating leases for engineering, selling, administrative and manufacturing totaled $16,166,000, $16,316,000 and $14,547,000 in fiscal years 2009, 2008 and 2007, respectively.

At October 30, 2009, the Company’s rental commitments for noncancelable operating leases with a duration in excess of one year were as follows:

In Thousands

Fiscal Year

2010	$13,376
2011	10,318
2012	9,157
2013	8,094
2014	5,687
2015 and thereafter	7,864

$54,496

Certain operating lease agreements contain provisions that allow the Company to purchase the underlying properties.

The Company receives government funding under the Technology Partnership Canada program to assist in the development of certain new products. The amounts are reimbursable through royalties on future revenues derived from funded products if and when they are commercialized.

The Company is subject to purchase obligations for goods and services. The purchase obligations include amounts under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. As of October 30, 2009, the Company’s purchase obligations were as follows:

In Thousands
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Purchase obligations	$229,080	$193,059	$33,369	$1,842	$810

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

Approximately 767 U.S.-based employees or 16% of total U.S.-based employees were represented by various labor unions. In May 2009, a collective bargaining agreement covering about 160 employees expired and a successor agreement is in the process of negotiation with the labor union. Management believes that the Company has established a good relationship with these employees and their union. The Company’s European operations are subject to national trade union agreements and to local regulations governing employment.

NOTE 14: Employee Stock Plans

The Company has three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for fiscal 2009, 2008, and 2007 was $7.3 million, $8.7 million, and $6.9 million, respectively. The total income tax benefit recognized in the income statement for the share-based compensation arrangement for fiscal 2009, 2008, and 2007 was $2.3 million, $2.6 million, and $2.0 million, respectively.

Employee Stock Purchase Plan

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

The Company converted the ESPP to a “safe harbor” design on December 16, 2008. Under the safe harbor design, shares are purchased by participants at 95% of the fair market value on the purchase date and, therefore, compensation cost is no longer recorded under the ESPP. During fiscal 2009, employees purchased 90,817 shares at a fair market value price of $32.09 per share. At the end of fiscal 2009, the Company had reserved 164,199 shares for issuance under its employee share-save scheme for U.K. employees, leaving a balance of 39,994 shares available for issuance in the future. As of October 30, 2009, deductions aggregating $590,503 were accrued for the purchase of shares on December 15, 2009.

The fair value of the awards under the employee stock purchase plan was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The Company uses historical data to estimate volatility of the Company’s common stock. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect the time of grant.

	2009	2008	2007

Volatility	33.8%	21.4 – 34.8%	21.4 – 39.9%
Risk-free interest rate	3.32%	3.32 – 5.15%	5.15%
Expected life (months)	6	6	6
Dividends	—	—	—

Employee Share-Save Scheme

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

Under the employee share-save scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 164,199 options in fiscal 2009. The weighted-average grant date fair value of options granted in fiscal 2009 was $7.49 per share.

The fair value of the awards under the employee share-save scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect the time of grant.

2009
Volatility	50.08%
Risk-free interest rate	0.58%
Expected life (years)	3
Dividends	—

Non-qualified Stock Option Plan

The Company also provides a nonqualified stock option plan (equity incentive plan) for officers and key employees. On March 5, 2008, the Company’s shareholders authorized the issuance of an additional 1,000,000 shares of the Company’s common stock under the equity incentive plan. At the end of fiscal 2009, the Company had 3,044,255 shares reserved for issuance to officers and key employees, of which 1,071,980 shares were available to be granted in the future.

The Board of Directors authorized the Compensation Committee to administer awards granted under the equity incentive plan, including option grants, and to establish the terms of such awards. Awards under the equity incentive plan may be granted to eligible employees of the Company over the 10-year period ending March 3, 2014. Options granted become exercisable ratably over a period of four years following the date of grant and expire on the tenth anniversary of the grant. Option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The weighted-average grant date fair value of the options granted in fiscal 2009 and 2008 was $15.75 per share and $25.44 per share, respectively.

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

	2009	2008	2007

Volatility	36.8 – 43.1%	33.0 – 42.9%	36.15 – 44.26%
Risk-free interest rate	1.43 – 3.12%	3.24 – 4.53%	4.31 – 4.82%
Expected life (years)	4.5 – 9.5	2.0 – 9.5	4.5 – 9.5
Dividends	—	—	—

The following table summarizes the changes in outstanding options granted under the Company’s stock option plans:

	2009		2008		2007
	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price
Outstanding, beginning of year	1,670,425	$36.76	1,506,400	$30.89	1,469,000	$25.80
Granted	429,400	31.69	376,300	52.53	420,000	40.24
Exercised	(25,100)	13.61	(184,125)	20.12	(332,950)	19.68
Cancelled	(102,450)	43.79	(28,150)	42.50	(49,650)	35.62

Outstanding, end of year	1,972,275	$35.58	1,670,425	$36.76	1,506,400	$30.89

Exercisable, end of year	1,127,425	$32.80	855,125	$28.54	775,300	$23.95

The aggregate intrinsic value of the option shares outstanding and exercisable at October 30, 2009, was $16.5 million and $11.7 million, respectively.

The number of option shares vested or that are expected to vest at October 30, 2009, was 1.9 million and the aggregate intrinsic value was $16.1 million. The weighted average exercise price and weighted average remaining contractual term of option shares vested or that are expected to vest at October 30, 2009, was $35.53 and 6.2 years, respectively. The weighted-average remaining contractual term of option shares currently exercisable is 4.6 years as of October 30, 2009.

The table below presents stock activity related to stock options exercised in fiscal 2009 and 2008:

In Thousands	2009	2008

Proceeds from stock options exercised	$364	$3,721
Tax benefits related to stock options exercised	$119	$1,983
Intrinsic value of stock options exercised	$536	$6,757

Total unrecognized compensation expense for options that have not vested as of October 30, 2009, is $6.6 million, which will be recognized over a weighted average period of 1.3 years. The total fair value of option shares vested during the year ended October 30, 2009, was $6.8 million.

The following table summarizes information for stock options outstanding at October 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (years)	Weighted Average Price	Shares	Weighted Average Price

$ 14.75 – 26.24	421,250	3.12	$20.68	410,650	$20.63
26.25 – 32.00	426,200	8.56	31.37	35,000	27.45
32.01 – 38.91	553,650	5.87	37.72	416,800	37.39
38.92 – 50.89	287,675	6.43	42.38	187,050	41.91
50.90 – 53.00	283,500	7.90	53.00	77,925	53.00

NOTE 15: Capital Stock

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value). At the end of fiscal 2009, there were no shares of preferred stock or serial preferred stock outstanding.

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

NOTE 16: Acquisitions

On January 26, 2009, the Company acquired all of the outstanding capital stock of Racal Acoustics Global Ltd. (Racal Acoustics) for approximately £122.3 million, or $170.9 million in cash, including acquisition costs. Racal Acoustics develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics segment. The acquisition expands the scale of the Company’s existing avionics and controls business. Racal Acoustics is included in the Avionics & Controls segment.

The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based upon a preliminary valuation analysis. The Company has not finalized the allocation of the purchase price to tangible and intangible assets and tax basis of acquired assets and liabilities. The Company recorded goodwill of $93.4 million. The amount allocated to goodwill is not expected to be deductible for income tax purposes.

(In thousands)
As of January 26, 2009

Current assets	$30,366
Property, plant and equipment	3,091
Intangible assets subject to amortization Programs (15 year weighted average useful life)	90,045
Goodwill	93,416

Total assets acquired	216,918

Current liabilities assumed	20,792
Deferred tax liabilities	25,213

Net assets acquired	$170,913

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

The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based upon a preliminary valuation analysis. The Company has not finalized the allocation of the purchase price to tangible and intangible assets and tax basis of acquired assets and liabilities. The Company recorded goodwill of $40.8 million. The amount allocated to goodwill is expected to be deductible for income tax purposes.

(In thousands)
As of December 15, 2008

Current assets	$7,925
Property, plant and equipment	3,246
Intangible assets subject to amortization Programs (15 year weighted average useful life)	39,580
Goodwill	40,796
Other assets	19

Total assets acquired	91,566

Current liabilities assumed	1,427

Net assets acquired	$90,139

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

The following summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based upon an independent valuation report. The purchase price includes the value of future development of existing technologies, the introduction of new technologies, and the addition of new customers. These factors resulted in the recording of goodwill of $204.7 million. The amount allocated to goodwill is not deductible for income tax purposes.

In Thousands
As of March 14, 2007

Current assets	$96,361
Property, plant and equipment	39,136
Intangible assets subject to amortization Programs (15 year weighted average useful life)	83,189
Trade names	22,371
Goodwill	204,690
Deferred income tax benefit	27,338

Total assets acquired	473,085

Current liabilities assumed	73,922
Deferred tax liabilities	36,149
Pension and other liabilities	18,481

Net assets acquired	$344,533

The above acquisitions were accounted for under the purchase method of accounting and the results of operations were included from the effective date of each acquisition.

NOTE 17: Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income:

In Thousands	2009	2008

Unrealized gain (loss) on derivative contracts	$16,406	$(18,845)
Tax effect	(5,043)	6,029

	11,363	(12,816)

Pension and post-retirement obligations	(85,368)	(53,467)
Tax effect	30,501	18,865

	(54,867)	(34,602)

Currency translation adjustment	53,160	(39,203)

Accumulated other comprehensive income (loss)	$9,656	$(86,621)

NOTE 18: Business Segment Information

The Company’s businesses are organized and managed in three reporting segments: Avionics & Controls, Sensors & Systems and Advanced Materials. Operating segments within each reporting segment are aggregated. Operations within the Avionics & Controls segment focus on integrated cockpit systems, technology interface systems for commercial and military aircraft, and similar devices for land- and sea-based military vehicles, secure communications systems, military audio and data products, specialized medical equipment and other industrial applications. Sensors & Systems includes operations that produce high-precision temperature and pressure sensors, electrical power switching and other related systems principally for aerospace and defense customers. The Advanced Materials segment focuses on thermally engineered components for critical aerospace applications, high-performance elastomer products used in a wide range of commercial aerospace and military applications, and combustible ordnance and electronic warfare countermeasure devices. All segments include sales to domestic, international, defense and commercial customers.

Geographic sales information is based on product origin. The Company evaluates these segments based on segment profits prior to net interest, other income/expense, corporate expenses and federal/foreign income taxes.

Details of the Company’s operations by business segment for the last three fiscal years were as follows:

In Thousands	2009	2008	2007

Sales
Avionics & Controls	$672,828	$611,467	$461,990
Sensors & Systems	339,732	384,180	316,485
Advanced Materials	412,878	487,525	428,558

	$1,425,438	$1,483,172	$1,207,033

Income From Continuing Operations
Avionics & Controls	$99,313	$77,892	$47,821
Sensors & Systems	34,329	43,439	32,385
Advanced Materials	53,602	78,633	97,295

Segment Earnings	187,244	199,964	177,501

Corporate expense	(31,295)	(35,725)	(33,691)
Other expense	(7,970)	(86)	(24)
Gain on derivative financial instruments	—	1,850	—
Loss on extinguishment of debt	—	—	(1,100)
Interest income	1,634	4,374	3,093
Interest expense	(28,689)	(29,922)	(35,299)

	$120,924	$140,455	$110,480

Identifiable Assets
Avionics & Controls	$1,168,102	$782,633	$856,875
Sensors & Systems	447,325	488,829	462,558
Advanced Materials	573,284	501,494	568,475
Corporate[1]	125,536	149,146	151,151

	$2,314,247	$1,922,102	$2,039,059

Capital Expenditures [2]
Avionics & Controls [2]	$30,698	$10,287	$5,852
Sensors & Systems	8,697	12,067	8,345
Advanced Materials	19,512	15,363	15,054
Discontinued Operations	—	1,449	1,004
Corporate	277	1,499	212

	$59,184	$40,665	$30,467

Depreciation and Amortization
Avionics & Controls	$28,521	$21,903	$16,166
Sensors & Systems	15,792	17,110	13,818
Advanced Materials	24,830	23,852	22,320
Discontinued Operations	—	1,340	1,613
Corporate	2,368	2,094	1,903

	$71,511	$66,299	$55,820

[1]	Primarily cash, prepaid pension expense (see Note 8) and deferred tax assets (see Note 11).
[2]	Excludes capital expenditures accounted for as a capitalized lease obligation of $28,202 and $7,981 in fiscal 2009 and 2008, respectively.

The Company’s operations by geographic area for the last three fiscal years were as follows:

In Thousands	2009	2008	2007

Sales
Domestic
Unaffiliated customers – U.S.	$628,320	$675,187	$594,154
Unaffiliated customers – export	163,890	176,985	151,041
Intercompany	17,189	12,608	10,875

	809,399	864,780	756,070
Canada
Unaffiliated customers	218,177	201,604	122,087
Intercompany	4,089	4,531	—

	222,266	206,135	122,087
France
Unaffiliated customers	155,494	178,511	143,599
Intercompany	20,098	27,067	19,564

	175,592	205,578	163,163
United Kingdom
Unaffiliated customers	230,164	227,830	152,319
Intercompany	12,648	13,015	13,175

	242,812	240,845	165,494
All Other Foreign
Unaffiliated customers	29,393	23,055	43,833
Intercompany	2,626	5,035	2,821

	32,019	28,090	46,654

Eliminations	(56,650)	(62,256)	(46,435)

	$1,425,438	$1,483,172	$1,207,033

In Thousands	2009	2008	2007

Segment Earnings[1]
Domestic	$120,998	$147,865	$120,711
Canada	18,279	1,273	(7,621)
France	15,209	23,170	15,025
United Kingdom	28,435	23,052	45,786
All other foreign	4,323	4,604	3,600

	$187,244	$199,964	$177,501

Identifiable Assets[2]
Domestic	$760,480	$661,946	$641,143
Canada	565,434	478,648	568,650
France	211,152	186,482	188,430
United Kingdom	586,795	388,789	430,876
All other foreign	64,850	57,091	58,809

	$2,188,711	$1,772,956	$1,887,908

[1] Before corporate expense, shown on page 94.
[2] Excludes corporate, shown on page 94.

The Company’s principal foreign operations consist of manufacturing facilities located in Canada, France, Germany and the United Kingdom, and include sales and service operations located in Singapore and China. Sensors & Systems segment operations are dependent upon foreign sales, which represented $141.5 million, $176.1 million and $200.9 million of Sensors & Systems sales in fiscal 2009, 2008 and 2007, respectively. Intercompany sales are at prices comparable with sales to unaffiliated customers. U.S. government sales as a percent of Advance Materials and Avionics & Controls sales were 23.3% and 5.5%, respectively, in fiscal 2009, and 10.0% of consolidated sales. In fiscal 2008, U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 23.6% and 4.9%, respectively, and 10.0% of consolidated sales. In fiscal 2007, U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 26.1% and 6.0%, respectively, and 11.2% of consolidated sales.

Product lines contributing sales of 10% or more of total sales in any of the last three fiscal years were as follows:

	2009	2008	2007

Elastomeric products	9%	10%	12%
Sensors	11%	12%	12%
Aerospace switches and indicators	9%	10%	12%
Avionics	14%	11%	7%

NOTE 19: Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly financial information:

In Thousands, Except Per Share Amounts

Fiscal Year 2009	Fourth		Third		Second		First

Net sales	$394,733		$361,486		$359,502		$309,717
Gross margin	129,952		117,147		112,598		102,152

Net earnings from continuing operations	$37,893	[1]	$32,478		$25,338		$11,487
Net earnings from discontinued operations	$(3,392)[1]		$163		$375		$15,456

Net earnings	$34,501	[2]	$32,641	[3,4]	$25,713	[5]	$26,943	[6,7,8]

Earnings per share – basic
Continuing operations	$1.27		$1.09		$.85		$.39
Discontinued operations	$(.11)		$.01		$.02		$.52

Earnings per share – basic	$1.16		$1.10		$.87		$.91

Earnings per share – diluted
Continuing operations	$1.26		$1.09		$.85		$.38
Discontinued operations	$(.11)		$—		$.01		$.52

Earnings per share – diluted [13]	$1.15		$1.09		$.86		$.90

Fiscal Year 2008	Fourth		Third		Second		First

Net sales	$404,350		$363,464		$358,033		$357,325
Gross margin	140,361		113,358		121,387		115,213

Net earnings from continuing operations	$41,437		$18,400		$23,947		$29,725
Net earnings from discontinued operations	$2,445		$2,082		$1,238		$1,259

Net earnings	$43,882	[9]	$20,482	[10]	$25,185		$30,984	[11,12]

Earnings per share – basic
Continuing operations	$1.40		$.62		$.81		$1.01
Discontinued operations	$.08		$.07		$.05		$.04

Earnings per share – basic	$1.48		$.69		$.86		$1.05

Earnings per share – diluted
Continuing operations	$1.38		$.61		$.80		$1.00
Discontinued operations	$.08		$.07		$.04		$.04

Earnings per share – diluted [13]	$1.46		$.68		$.84		$1.04

[1]	Included a reclassification of $3.4 million of tax benefits from discontinued operations to continued operations offset by a $1.0 million tax expense to establish a valuation allowance for U.S. foreign tax credits that are not expected to result in a current or future reduction of U.S. income taxes.

[2]	Included a $2.2 million, after tax, impairment of a subsidiary trade name.

[3]	Included the reversal of the $1.6 million tax accrual recorded in the first quarter of fiscal 2009 due to the application of foreign tax laws.

[4]	Included a $1.5 million tax benefit associated with the reconciliation of the prior year’s U.S. income tax return to the U.S. income tax provision.

[5]	Included a $2.8 million, after tax, estimate-to-complete adjustment on certain firm fixed-price long-term contracts for the development and manufacture of certain cockpit avionics systems.

[6]	Due to the holding of pounds sterling to fund the acquisition of Racal Acoustics during a period of foreign exchange volatility, the Company incurred a $1.7 million, after tax, foreign currency translation loss in January 2009, which was recorded in other expense.

[7]	Included a $2.0 million tax benefit for the reduction of previously recorded withholding tax liabilities as a result of the enactment of a U.S.-Canadian tax treaty.

[8]	Included a $1.6 million tax accrual for a potential penalty due to the application of certain foreign tax laws.

[9]	Included a $1.2 million tax benefit associated with the extension of the U.S. Research Experimentation tax credit.

[10]	Included a $3.4 million, after tax, estimate-to-complete adjustment on certain fixed-price long-term contracts for the development and manufacture of certain cockpit avionics systems.

[11]	Included a $2.8 million reduction of previously estimated income tax liabilities due to the settlement of an examination of the U.S. income tax returns for fiscal years 2003 through 2005.

[12]	Included a $4.1 million net reduction of deferred income tax liabilities as a result of the enactment of tax laws reducing the Canadian statutory corporate income tax rate.

[13]	The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

NOTE 20: Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for fiscal 2009, 2008 and 2007 for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Credit Agreement, Senior Subordinated Notes due 2013 (Senior Subordinated Notes) and Senior Notes due 2017 (Senior Notes) which include Advanced Input Devices, Inc., Angus Electronics Co., Armtec Countermeasures Co., Armtec Countermeasures TNO Co., Armtec Defense Products Co., AVISTA, Incorporated, BVR Technologies Co., CMC DataComm Inc., CMC Electronics Acton Inc., CMC Electronics Aurora Inc., EA Technologies Corporation, Equipment Sales Co., Esterline Canadian Holding Corporation, Esterline International Company, Esterline Sensors Services Americas, Inc., Esterline Technologies Holdings Limited, Esterline Technologies Ltd. (England), H.A. Sales Co., Hauser Inc., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach International Mexico S. de R.L. de C.V. (Mexico), Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., NMC Group, Inc., Norwich Aero Products, Inc., Palomar Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., Racal Acoustics Inc., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Acoustics Holdco Limited, Auxitrol S.A., BAE Systems Canada/Air TV LLC, CMC Electronics Inc., CMC Electronics ME Inc., Darchem Engineering Ltd., Darchem Holding Ltd., Esterline Acquisition Ltd., Esterline Canadian Acquisition Corporation, Esterline Canada Limited Partnership, Esterline Foreign Sales Corporation, Esterline Input Devices Asia Ltd., Esterline Input Devices (Shanghai) Ltd., Esterline Mexico S. de R.L. de C.V., Esterline Sensors Services Asia PTE Ltd., Esterline Technologies Acquisition Ltd., Esterline Technologies Denmark ApS, Esterline Technologies Europe Limited, Guizhou Leach-Tianyi Aviation Electrical Company Ltd., Leach International Asia-Pacific Ltd., Leach International Europe S.A., Leach International Germany GmbH, Leach International U.K. Ltd., Leach Italia Srl., LRE Medical GmbH, Pressure Systems International Ltd., Rag Newco Ltd., Racal Acoustics Global Ltd., Racal Acoustics Group Ltd., Racal Acoustics Holdings Limited, Racal Acoustics Limited, TA Mfg. Ltd., UKCI Limited, Wallop Defence Systems Ltd., Wallop Industries Ltd., Weston Aero 2003, and Weston Aerospace Ltd. Muirhead Aerospace Limited (Muirhead), Norcroft Dynamics Ltd. (Norcroft), and Traxsys Input Products Ltd. (Traxsys), were Non-Guarantor Subsidiaries as of October 31, 2008. As explained in Note 3, Muirhead, Norcroft, and Traxsys were sold on November 3, 2008, and, accordingly, Muirhead, Norcroft, and Traxsys were excluded from the Condensed Consolidating Balance Sheet at October 30, 2009, and accounted for as a discontinued operation in the Condensed Consolidating Statement of Operations and Cash Flows. The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the Credit Agreement, the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Balance Sheet as of October 30, 2009

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$47,907	$4,621	$124,266	$—	$176,794
Accounts receivable, net	—	119,700	151,276	—	270,976
Inventories	—	121,846	153,436	—	275,282
Income tax refundable	—	—	7,638	—	7,638
Deferred income tax benefits	21,417	(2,172)	12,189	—	31,434
Prepaid expenses	—	4,949	12,476	—	17,425
Other current assets	—	—	17,048	—	17,048

Total Current Assets	69,324	248,944	478,329	—	796,597

Property, Plant & Equipment, Net	1,527	160,099	101,625	—	263,251
Goodwill	—	249,134	487,674	—	736,808
Intangibles, Net	—	100,185	321,897	—	422,082
Debt Issuance Costs, Net	7,136	—	—	—	7,136
Deferred Income Tax Benefits	43,514	3,623	31,977	—	79,114
Other Assets	(72)	1,650	7,681	—	9,259
Amounts Due To (From) Subsidiaries	—	159,482	—	(159,482)	—
Investment in Subsidiaries	1,751,705	245,060	248,675	(2,245,440)	—

Total Assets	$1,873,134	$1,168,177	$1,677,858	$(2,404,922)	$2,314,247

Condensed Consolidating Balance Sheet as of October 30, 2009

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$578	$22,944	$58,782	$—	$82,304
Accrued liabilities	13,446	61,748	116,473	—	191,667
Credit facilities	—	—	5,896	—	5,896
Current maturities of long-term debt	4,688	351	370	—	5,409
Deferred income tax liabilities	1,455	227	5,612	—	7,294
Federal and foreign income taxes	(12,498)	(1,386)	15,553	—	1,669

Total Current Liabilities	7,669	83,884	202,686	—	294,239

Long-Term Debt, Net	472,385	36,259	11,514	—	520,158
Deferred Income Tax Liabilities	34,263	(312)	96,505	—	130,456
Pension and Post-Retirement Obligations	11,892	51,825	29,898	—	93,615
Other Liabilities	9,020	—	11,007	—	20,027
Amounts Due To (From) Subsidiaries	84,884	—	136,864	(221,748)	—
Minority Interest	—	—	2,731	—	2,731
Shareholders’ Equity	1,253,021	996,521	1,186,653	(2,183,174)	1,253,021

Total Liabilities and Shareholders’ Equity	$1,873,134	$1,168,177	$1,677,858	$(2,404,922)	$2,314,247

Condensed Consolidating Statement of Operations for the fiscal year ended October 30, 2009

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$779,249	$647,624	$(1,435)	$1,425,438
Cost of Sales	—	521,518	443,506	(1,435)	963,589

	—	257,731	204,118	—	461,849

Expenses
Selling, general and administrative	—	121,930	117,700	—	239,630
Research, development and engineering	—	29,585	36,685	—	66,270

Total Expenses	—	151,515	154,385	—	305,900
Other
Other expense (income)	4,202	10,652	(6,884)	—	7,970

Total Other	4,202	10,652	(6,884)	—	7,970

Operating Earnings from Continuing Operations	(4,202)	95,564	56,617	—	147,979

Interest income	(23,125)	(3,717)	(35,894)	61,102	(1,634)
Interest expense	26,983	23,925	38,883	(61,102)	28,689

Other Expense, Net	3,858	20,208	2,989	—	27,055

Income (Loss) from Continuing Operations Before Taxes	(8,060)	75,356	53,628	—	120,924
Income Tax Expense (Benefit)	(1,231)	2,293	12,449	—	13,511

Income (Loss) From Continuing Operations Before Minority Interest	(6,829)	73,063	41,179	—	107,413
Minority Interest	—	—	(217)	—	(217)

Income (Loss) From Continuing Operations	(6,829)	73,063	40,962	—	107,196

Income From Discontinued Operations, Net of Tax	—	12,602	—	—	12,602
Equity in Net Income of Consolidated Subsidiaries	126,627	22,717	5,733	(155,077)	—

Net Income (Loss)	$119,798	$108,382	$46,695	$(155,077)	$119,798

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 30, 2009

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$119,798	$108,382	$46,695	$(155,077)	$119,798
Minority interest	—	—	217	—	217
Depreciation & amortization	—	30,667	40,844	—	71,511
Deferred income tax	(7,128)	(1,536)	(2,957)	—	(11,621)
Share-based compensation	—	3,728	3,621	—	7,349
Gain on sale of discontinued operations	—	(26,481)	—	—	(26,481)
Working capital changes, net of effect of acquisitions Accounts receivable	205	10,487	43,854	—	54,546
Inventories	—	10,273	(4,219)	—	6,054
Prepaid expenses	26	(273)	(3,643)	—	(3,890)
Other current assets	—	—	(15,428)	—	(15,428)
Accounts payable	68	(7,854)	(11,001)	—	(18,787)
Accrued liabilities	(2,642)	(7,726)	(1,565)	—	(11,933)
Federal & foreign income taxes	(8,969)	9,448	411	—	890
Other liabilities	2,928	(12,038)	1,447	—	(7,663)
Other, net	1	2,102	(9,996)	—	(7,893)

	104,287	119,179	88,280	(155,077)	156,669

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(213)	(36,459)	(22,512)	—	(59,184)
Proceeds from sale of discontinued operations, net of cash	—	62,944	—	—	62,944
Proceeds from sale of capital assets	—	705	384	—	1,089
Acquisitions of businesses, net of cash acquired	—	(89,812)	(165,394)	—	(255,206)

	(213)	(62,622)	(187,522)	—	(250,357)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 30, 2009

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	3,137	—	—	—	3,137
Excess tax benefits from stock option exercises	119	—	—	—	119
Net change in credit facilities	—	—	99	—	99
Repayment of long-term debt	(33,019)	(740)	(685)	—	(34,444)
Proceeds from issuance of long-term debt	125,000	—	—	—	125,000
Proceeds from government assistance	—	—	11,145	—	11,145
Debt and other issuance costs	(1,258)	—	—	—	(1,258)
Dividends paid to minority interest	—	—	(283)	—	(283)
Net change in intercompany financing	(231,030)	(72,854)	148,807	155,077	—

	(137,051)	(73,594)	159,083	155,077	103,515

Effect of Foreign Exchange Rates on Cash	—	(255)	6,577	—	6,322

Net Increase (Decrease) in Cash and Cash Equivalents	(32,977)	(17,292)	66,418	—	16,149
Cash and Cash Equivalents – Beginning of Year	80,884	21,913	57,848	—	160,645

Cash and Cash Equivalents – End of Year	$47,907	$4,621	$124,266	$—	$176,794

Condensed Consolidating Balance Sheet as of October 31, 2008

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$80,884	$21,913	$57,848	$—	$160,645
Accounts receivable, net	205	127,583	169,718	—	297,506
Inventories	—	127,216	134,757	—	261,973
Income tax refundable	—	13,664	(8,097)	—	5,567
Deferred income tax benefits	30,034	(1)	7,669	—	37,702
Prepaid expenses	26	4,584	8,430	—	13,040
Other current assets	—	—	897	—	897

Total Current Assets	111,149	294,959	371,222	—	777,330

Property, Plant & Equipment, Net	1,821	112,782	89,859	—	204,462
Goodwill	—	209,605	367,256	—	576,861
Intangibles, Net	—	70,013	220,427	—	290,440
Debt Issuance Costs, Net	7,587	—	—	—	7,587
Deferred Income Tax Benefits	18,082	5,810	31,929	—	55,821
Other Assets	1,490	1,857	6,254	—	9,601
Amounts Due To (From) Subsidiaries	—	62,609	—	(62,609)	—
Investment in Subsidiaries	1,422,684	221,267	126,657	(1,770,608)	—

Total Assets	$1,562,813	$978,902	$1,213,604	$(1,833,217)	$1,922,102

Condensed Consolidating Balance Sheet as of October 31, 2008

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$510	$30,077	$59,220	$—	$89,807
Accrued liabilities	14,796	68,924	126,702	—	210,422
Credit facilities	—	—	5,171	—	5,171
Current maturities of long-term debt	6,983	740	665	—	8,388
Deferred income tax liabilities	2,889	—	—	—	2,889
Federal and foreign income taxes	4,022	730	(310)	—	4,442

Total Current Liabilities	29,200	100,471	191,448	—	321,119

Long-Term Debt, Net	379,493	8,408	347	—	388,248
Deferred Income Tax Liabilities	28,152	6,042	63,636	—	97,830
Pension and Post-Retirement Obligations	9,565	32,018	28,058	—	69,641
Other Liabilities	7,099	—	9,027	—	16,126
Amounts Due To (From) Subsidiaries	82,963	—	129,217	(212,180)	—
Minority Interest	—	—	2,797	—	2,797
Shareholders’ Equity	1,026,341	831,963	789,074	(1,621,037)	1,026,341

Total Liabilities and Shareholders’ Equity	$1,562,813	$978,902	$1,213,604	$(1,833,217)	$1,922,102

Condensed Consolidating Statement of Operations for the fiscal year ended October 31, 2008

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$851,628	$654,666	$(23,122)	$1,483,172
Cost of Sales	—	568,377	447,598	(23,122)	992,853

	—	283,251	207,068	—	490,319
Expenses
Selling, general and administrative	—	119,487	119,795	—	239,282
Research, development and engineering	—	26,927	59,871	—	86,798

Total Expenses	—	146,414	179,666	—	326,080
Other
Other expense (income)	90	—	(4)	—	86

Total Other	90	—	(4)	—	86

Operating Earnings from Continuing Operations	(90)	136,837	27,406	—	164,153

Interest income	(22,118)	(3,803)	(39,699)	61,246	(4,374)
Interest expense	28,818	21,921	40,429	(61,246)	29,922
Gain on derivative financial instruments	(1,850)	—	—	—	(1,850)

Other Expense, Net	4,850	18,118	730	—	23,698

Income (Loss) from Continuing Operations Before Taxes	(4,940)	118,719	26,676	—	140,455
Income Tax Expense (Benefit)	(1,159)	28,621	(899)	—	26,563

Income (Loss) From Continuing Operations Before Minority Interest	(3,781)	90,098	27,575	—	113,892
Minority Interest	—	—	(383)	—	(383)

Income (Loss) From Continuing Operations	(3,781)	90,098	27,192	—	113,509

Income From Discontinued Operations, Net of Tax	—	—	7,024	—	7,024
Equity in Net Income of Consolidated Subsidiaries	124,314	21,554	779	(146,647)	—

Net Income (Loss)	$120,533	$111,652	$34,995	$(146,647)	$120,533

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2008

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$120,533	$111,652	$34,995	$(146,647)	$120,533
Minority interest	—	—	383	—	383
Depreciation & amortization	—	27,686	38,613	—	66,299
Deferred income tax	(16,555)	235	(6,586)	—	(22,906)
Share-based compensation	—	4,873	3,838	—	8,711
Working capital changes, net of effect of acquisitions Accounts receivable	(22)	(10,188)	(44,392)	—	(54,602)
Inventories	—	(7,979)	(20,445)	—	(28,424)
Prepaid expenses	—	(49)	(1,575)	—	(1,624)
Other current assets	—	—	(1,058)	—	(1,058)
Accounts payable	(1,288)	2,399	11,673	—	12,784
Accrued liabilities	(3,798)	8,038	14,484	—	18,724
Federal & foreign income taxes	1,514	(8,346)	3,470	—	(3,362)
Other liabilities	2,899	(1,357)	(1,693)	—	(151)
Other, net	3,164	185	237	—	3,586

	106,447	127,149	31,944	(146,647)	118,893

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(388)	(19,439)	(20,838)	—	(40,665)
Proceeds from sale of capital assets	—	470	631	—	1,101
Acquisitions of businesses, net of cash acquired	—	(1,618)	11,043	—	9,425

	(388)	(20,587)	(9,164)	—	(30,139)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2008

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	7,516	—	—	—	7,516
Excess tax benefits from stock option exercises	1,983	—	—	—	1,983
Net change in credit facilities	—	—	(2,191)	—	(2,191)
Repayment of long-term debt	(68,020)	(1,152)	(860)	—	(70,032)
Dividends paid to minority interest	—	—	(554)	—	(554)
Net change in intercompany financing	(55,927)	(85,039)	(5,681)	146,647	—

	(114,448)	(86,191)	(9,286)	146,647	(63,278)

Effect of Foreign Exchange Rates on Cash	(2)	40	(11,938)	—	(11,900)

Net Increase (Decrease) in Cash and Cash Equivalents	(8,391)	20,411	1,556	—	13,576
Cash and Cash Equivalents – Beginning of Year	89,275	1,502	56,292	—	147,069

Cash and Cash Equivalents – End of Year	$80,884	$21,913	$57,848	$—	$160,645

Condensed Consolidating Statement of Operations for the fiscal year ended October 26, 2007

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$744,085	$478,111	$(15,163)	$1,207,033
Cost of Sales	—	506,178	342,958	(15,163)	833,973

	—	237,907	135,153	—	373,060
Expenses
Selling, general and administrative	—	103,775	96,051	—	199,826
Research, development and engineering	—	27,144	39,747	—	66,891

Total Expenses	—	130,919	135,798	—	266,717
Other
Other expense	—	—	24	—	24
Insurance recovery	—	—	(37,467)	—	(37,467)

Total Other	—	—	(37,443)	—	(37,443)

Operating Earnings from Continuing Operations	—	106,988	36,798	—	143,786

Interest income	(20,662)	(4,797)	(22,375)	44,741	(3,093)
Interest expense	34,450	21,268	24,322	(44,741)	35,299
Loss on extinguishment of debt	1,100	—	—	—	1,100

Other Expense, Net	14,888	16,471	1,947	—	33,306

Income (Loss) from Continuing Operations Before Taxes	(14,888)	90,517	34,851	—	110,480
Income Tax Expense (Benefit)	(3,362)	20,819	5,108	—	22,565

Income (Loss) From Continuing Operations Before Minority Interest	(11,526)	69,698	29,743	—	87,915
Minority Interest	—	—	(153)	—	(153)

Income (Loss) From Continuing Operations	(11,526)	69,698	29,590	—	87,762

Income From Discontinued Operations, Net of Tax	—	—	4,522	—	4,522
Equity in Net Income of Consolidated Subsidiaries	103,810	12,658	(2,063)	(114,405)	—

Net Income (Loss)	$92,284	$82,356	$32,049	$(114,405)	$92,284

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 26, 2007

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss)	$92,284	$82,356	$32,049	$(114,405)	$92,284
Minority interest	—	—	153	—	153
Depreciation & amortization	—	27,276	28,544	—	55,820
Deferred income tax	3,729	23	(19,184)	—	(15,432)
Share-based compensation	—	3,764	3,138	—	6,902
Working capital changes, net of effect of acquisitions Accounts receivable	118	(7,853)	(286)	—	(8,021)
Inventories	—	(4,054)	(8,018)	—	(12,072)
Prepaid expenses	138	342	(1,409)	—	(929)
Accounts payable	1,073	6,073	374	—	7,520
Accrued liabilities	3,148	(2,886)	(3,696)	—	(3,434)
Federal & foreign income taxes	1,773	(1,329)	4,269	—	4,713
Other liabilities	145	(637)	(3,382)	—	(3,874)
Other, net	497	(7,494)	5,091	—	(1,906)

	102,905	95,581	37,643	(114,405)	121,724

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(145)	(14,735)	(15,587)	—	(30,467)
Proceeds from sale of capital assets	29	836	2,210	—	3,075
Acquisitions of businesses, net of cash acquired	—	(2,073)	(352,875)	—	(354,948)

	(116)	(15,972)	(366,252)	—	(382,340)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 26, 2007

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	9,742	—	—	—	9,742
Excess tax benefits from stock option exercises	2,728	—	—	—	2,728
Proceeds provided by sale of common stock	187,145	—	—	—	187,145
Net change in credit facilities	(5,000)	—	5,144	—	144
Proceeds from issuance of long-term debt	275,000	—	—	—	275,000
Repayment of long-term debt	(104,291)	(1,065)	(317)	—	(105,673)
Debt and other issuance costs	(6,409)	—	—	—	(6,409)
Dividends paid to minority interest	—	—	(763)	—	(763)
Net change in intercompany financing	(386,727)	(79,816)	352,138	114,405	—

	(27,812)	(80,881)	356,202	114,405	361,914

Effect of Foreign Exchange Rates on Cash	(45)	102	3,076	—	3,133

Net Increase (Decrease) in Cash and Cash Equivalents	74,932	(1,170)	30,669	—	104,431
Cash and Cash Equivalents – Beginning of Year	14,343	2,672	25,623	—	42,638

Cash and Cash Equivalents – End of Year	$89,275	$1,502	$56,292	$—	$147,069

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Esterline Technologies Corporation

We have audited the accompanying consolidated balance sheets of Esterline Technologies Corporation as of October 30, 2009 and October 31, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended October 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Esterline Technologies Corporation at October 30, 2009 and October 31, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the financial statements, in 2008 the Company changed its method of accounting for uncertainties in income taxes upon the adoption of Financial Accounting Standards Board ASC Topic 740. As discussed in Note 8 to the financial statements, in 2007 the Company changed its method of accounting for defined pension and other postretirement plans in accordance with Financial Accounting Standards Board ASC Topic 715.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Esterline Technologies Corporation’s internal control over financial reporting as of October 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

Seattle, Washington

December 22, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Esterline Technologies Corporation

We have audited Esterline Technologies Corporation’s internal control over financial reporting as of October 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Esterline Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Racal Acoustics Global Ltd. and NMC Group, Inc., which are included in the 2009 consolidated financial statements of Esterline Technologies Corporation and constituted $335.2 million and $201.5 million of total and net assets, respectively, as of October 30, 2009, and $75.5 million and $5.4 million of revenues and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of Esterline Technologies Corporation also did not include an evaluation of the internal control over financial reporting of Racal Acoustics Global Ltd. and NMC Group, Inc.

In our opinion, Esterline Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of October 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Esterline Technologies Corporation as of October 30, 2009 and October 31, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended October 30, 2009 of Esterline Technologies Corporation and our report dated December 22, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

Seattle, Washington

December 22, 2009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 30, 2009. Based upon that evaluation, they concluded as of October 30, 2009, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of October 30, 2009, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of Esterline’s internal control over financial reporting as of October 30, 2009. In making this assessment, our management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. On December 15, 2008 the Company completed the acquisition of NMC Group, Inc. (NMC) and on January 26, 2009, the Company also completed the acquisition of Racal Acoustics Global Ltd. (Racal Acoustics). As permitted by applicable guidelines established by the Securities and Exchange Commission, our management excluded the NMC and Racal Acoustics operations from its assessment of internal control over financial reporting as of October 30, 2009. NMC and Racal Acoustics constituted $335.2 million and $201.5 million of total and net assets, respectively, as of October 30, 2009, and $75.5 million and $5.4 million of revenues and net earnings, respectively, for the year then ended. Both NMC and Racal Acoustics will be included in the Company’s assessment for the fiscal year ending October 29, 2010. Based on management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of October 30, 2009.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment and the effectiveness of our internal control over financial reporting. This report appears on page 114.

/s/ R. Bradley Lawrence
R. Bradley Lawrence
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer)

/s/ Gary J. Posner
Gary J. Posner
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Changes in Internal Control Over Financial Reporting

During the three months ended October 30, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

We hereby incorporate by reference the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Other Information as to Directors – Board and Board Committees,” and “Other Information as to Directors – Director Nominations and Qualifications” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 3, 2010.

Information regarding our executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

We hereby incorporate by reference the information set forth under “Other Information as to Directors – Director Compensation,” “Executive Compensation – Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 3, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 3, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information set forth under “Certain Relationships and Related Transactions” and “Other Information as to Directors – Board and Board Committees” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 3, 2010.

Item 14.	Independent Registered Public Accounting Firm Fees and Services

We hereby incorporate by reference the information set forth under “Independent Registered Public Accounting Firm’s Fees” in the definitive form of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on March 3, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Our Consolidated Financial Statements are as set forth under Item 8 of this report on Form 10-K.

(a)(2) Financial Statement Schedules.

The following consolidated financial statement schedule of the Company is included as follows:

ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Reserve for Doubtful Accounts Receivable	Balance at Beginning of Year	Charged to Costs & Expenses	Other[1]	Deductions	Balance at End of Year

Fiscal Years

2009	$5,191	$738	$3	$(635)[2]	$5,297

2008	$5,378	$788	$—	$(975)[2]	$5,191

2007	$4,338	$791	$874	$(625)[2]	$5,378

[1]	Acquisition-related addition.

[2]	Uncollectible accounts written off, net of recoveries.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits.

See Exhibit Index on pages 122-128.

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

Dated: December 22, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ R. Bradley Lawrence	President and	December 22, 2009
(R. Bradley Lawrence)	Chief Executive Officer,	Date
(Principal Executive Officer)

/s/ Robert D. George	Vice President,	December 22, 2009
(Robert D. George)	Chief Financial Officer,	Date
Secretary and Treasurer
(Principal Financial Officer)

/s/ Gary J. Posner	Corporate Controller and	December 22, 2009
(Gary J. Posner)	Chief Accounting Officer	Date
(Principal Accounting Officer)

/s/ Robert W. Cremin	Chairman	December 22, 2009
(Robert W. Cremin)		Date

/s/ Lewis E. Burns	Director	December 22, 2009
(Lewis E. Burns)		Date

/s/ John F. Clearman	Director	December 22, 2009
(John F. Clearman)		Date

/s/ Robert S. Cline	Director	December 22, 2009
(Robert S. Cline)		Date

/s/ Anthony P. Franceschini	Director	December 22, 2009
(Anthony P. Franceschini)		Date

/s/ Paul V. Haack	Director	December 22, 2009
(Paul V. Haack)		Date

/s/ Jerry D. Leitman	Director	December 22, 2009
(Jerry D. Leitman)		Date

/s/ James J. Morris	Director	December 22, 2009
(James J. Morris)		Date

/s/ LeRoy D. Nosbaum	Director	December 22, 2009
(LeRoy D. Nosbaum)		Date

/s/ Gary E. Pruitt	Director	December 22, 2009
(Gary E. Pruitt)		Date

Exhibit Number	Exhibit Index

3.1	Restated Certificate of Incorporation for Esterline Technologies Corporation, dated June 6, 2002. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2002 [Commission File Number 1-6357], with Form of Certificate of Designation, dated December 11, 2002.) (Incorporated by reference to Exhibit 4.1 to Esterline’s Registration of Securities on Form 8-A filed December 12, 2002 [Commission File Number 1-6357].)

3.2	Amended and Restated By-laws of the Company, effective December 10, 2009. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 16, 2009 [Commission File Number 1-6357].)

4.1	Rights Agreement dated as of December 11, 2002, between Esterline Technologies Corporation and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designation of Series B Serial Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, as amended, filed on December 12, 2002 [Commission File Number 1-6357].)

4.2	Indenture relating to Esterline Technologies Corporation’s 7.75% Senior Subordinated Notes due 2013, dated as of June 11, 2003. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003 [Commission File Number 1-6357].)

4.3	Form of Exchange Note for the 7.75% Senior Subordinated Notes due 2013. (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-4, as amended, filed on September 30, 2003 [Commission File Number 333-109325].)

4.4	Registration Rights Agreement among Esterline Technologies Corporation, its subsidiaries listed on Schedule 1 thereto, Wachovia Capital Markets, LLC, Banc of Americas Securities LLC, KeyBanc Capital Markets, a division of McDonald Investments and Wells Fargo Securities, LLC, dated March 1, 2007 (“2007 Registration Rights Agreement”). (Incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K filed on March 7, 2007 [Commission File Number 1- 6357].)

4.5	Indenture relating to Esterline Technologies Corporation’s 6.625% Senior Notes due 2017, dated as of March 1, 2007. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 7, 2007 [Commission File Number 1-6357].)

4.6	Form of Exchange Note for the 6.625% Senior Notes due 2017. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed on June 29, 2007 [Commission File Number 333-144161].)

Exhibit Number	Exhibit Index

4.7	Supplemental Indenture, relating to Esterline Technologies Corporation’s 7.75% Senior Subordinated Notes due 2013, dated as of June 27, 2007. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 28, 2007 [Commission File Number 1-6357].)

4.8	Amendment dated as of July 31, 2007 to 2007 Registration Rights Agreement. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4/A filed on August 6, 2007 [Commission File Number 333-144161].)

4.9	Supplemental Indenture, relating to Esterline Technologies Corporation’s 6.625% Senior Notes due 2017, dated as of July 26, 2007. (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4/A filed on August 6, 2007 [Commission File Number 333-144161].)

10.1	Amendment No. 7 to Credit Agreement, dated as of April 20, 2009, among Esterline Technologies Corporation, the financial institutions referred to therein and Wachovia Bank, National Association, as Administrative Agent. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 22, 2009 [Commission File Number 1-6357].)

10.2	Industrial Lease dated July 17, 1984, between 901 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 901 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.2a	Fourth Amendment dated July 27, 1994, to Industrial Lease dated July 17, 1984 between Houg Family Partnership, as successor to 901 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.4a to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.3	Industrial Lease dated July 17, 1984, between 801 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 801 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.3a	Fourth Amendment dated March 28, 1994, to Industrial Lease dated July 17, 1984, between Michael Maloney and the Bancroft & Maloney general partnership, as successor to 801 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.5a to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.4*	Summary of Non-Employee Director Compensation for Services on the Board of Directors of Esterline Technologies Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2009 [Commission File Number 1-6357].)

10.5*	Esterline Technologies Corporation Supplemental Retirement Income Plan. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.6*	Esterline Technologies Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2009 [Commission File Number 1-6357].)

10.7*	Executive Officer Termination Protection Agreement. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.8a*	Offer Letter from Esterline Technologies Corporation to Frank Houston dated March 4, 2005. (Incorporated by reference to Exhibit 10.19e to the Company’s Current Report on Form 8-K dated March 29, 2005 [Commission File Number 1-6357].)

10.9*	Offer Letter from Esterline Technologies Corporation to Brad Lawrence dated December 11, 2006. (Incorporated by reference to Exhibit 10.19f to the Company’s Current Report on Form 8-K dated January 23, 2007 [Commission File Number 1- 6357].)

10.10	Real Property Lease and Sublease, dated June 28, 1996, between 810 Dexter L.L.C. and Korry Electronics Co. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.11*	Esterline Technologies Corporation Amended and Restated 1997 Stock Option Plan. (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed March 14, 2003 [Commission File Number 333-103846].)

Exhibit Number	Exhibit Index

10.12	Property lease between Slibail Immobilier and Norbail Immobilier and Auxitrol S.A., dated April 29, 1997, relating to the manufacturing facility of Auxitrol at 5, allée Charles Pathé, 18941 Bourges Cedex 9, France, effective on the construction completed date (December 5, 1997). (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.13	Industrial and Build-to-Suit Purchase and Sale Agreement between The Newhall Land and Farming Company, Esterline Technologies Corporation and TA Mfg. Co., dated February 13, 1997 including Amendments, relating to premises located at 28065 West Franklin Parkway, Valencia, CA. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.14	Lease Agreement, dated as of February 27, 1998, between Glacier Partners and Advanced Input Devices, Inc., as amended by Lease Amendment #1, dated February 27, 1998. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2000 [Commission File Number 1-6357].) Lease Amendment #2, dated July 2, 2002, and Lease Amendment #3, dated September 18, 2009.

10.15*	Esterline Technologies Corporation 2002 Employee Stock Purchase Plan, as amended on March 5, 2008. (Incorporated by reference to Annex D of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on February 4, 2008 [Commission File Number 1-6357].)

10.16	Lease Agreement, dated as of August 6, 2003, by and between the Prudential Insurance Company of America and Mason Electric Co., relating to premises located at Sylmar, California. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 [Commission File Number 1-6357].)

10.17	Occupation Lease of Buildings known as Phases 3 and 4 on the Solartron Site at Victoria Road, Farnborough, Hampshire between J Sainsbury Developments Limited and Weston Aerospace Limited, dated July 21, 2000. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 [Commission File Number 1-6357].)

10.18a*	Esterline Technologies Corporation 2004 Equity Incentive Plan, as amended on March 5, 2008. (Incorporated by reference to Annex C of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on February 4, 2008 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.18b*	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.36a to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File Number 1-6357].)

10.19	Lease Agreement dated as of March 19, 1969, as amended, between Leach Corporation and Gin Gor Ju, Trustee of Ju Family Trust, relating to premises located in Orange County. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended October 29, 2004 [Commission File Number 1- 6357].)

10.20	Lease Agreement, dated November 29, 2005 between Lordbay Investments Limited, Darchem Engineering Limited and Darchem Holdings Limited relating to premises located at Units 4 and 5 Eastbrook Road, London Borough of Gloucestershire Gloucester. (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2006 [Commission File Number 1-6357].)

10.21*	Esterline Technologies Corporation Amended and Restated Non-Employee Directors’ Stock Compensation Plan. (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File Number 1-6357].)

10.22	Amendment No. 1 dated as of November 23, 2005 to Lease Agreement dated as of March 1, 1994 between Highland Industrial Park, Inc. and Armtec Countermeasures Company. (Incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2006 [Commission File Number 1-6357].)

10.23*	Esterline Technologies Corporation Fiscal Year 2009 Annual Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2009 [Commission File Number 1-6357].)

10.24*	Esterline Technologies Supplemental Executive Retirement and Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.25	Lease Agreement dated November 4, 2002, between American Ordnance LLC and FR Countermeasures, relating to premises located at 25A Ledbetter Gate Road, Milan, Tennessee. (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.26	Lease Agreement between Capstone PF LLC and Korry Electronics Co. dated as of March 26, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2008 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.27	Exhibit C to Lease Agreement between Capstone PF LLC and Korry Electronics Co. dated as of March 26, 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.28	First Amendment to Building Lease and Sublease, dated June 25, 2008, between Capstone PF LLC and Korry Electronics Co. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.29	Second Amendment to Building Lease and Sublease, dated July 30, 2008, between Capstone PF LLC and Korry Electronics Co. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.30	Subordination, Nondisturbance and Attornment Agreement and Estoppel Certificate, dated July 30, 2008, between Keybank National Association and Korry Electronics Co. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.31	Agreement for the sale and purchase of the entire issued share capital of Muirhead Aerospace Limited between Esterline Technologies Limited, Esterline Technologies Corporation, EMA Holding UK Limited, and Ametek, Inc. dated November 3, 2008. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2008 [Commission File Number 1-6357].)

10.32	Stock Purchase Agreement between NMC Group, Inc. and Esterline Technologies Corporation dated November 17, 2008. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2008 [Commission File Number 1-6357].)

10.33	Share Sale and Purchase Agreement Relating to Racal Acoustics Global Limited dated December 21, 2008. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2009 [Commission File Number 1-6357].)

11.1	Schedule setting forth computation of earnings per share for the five fiscal years ended October 30, 2009.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Exhibit Index

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of R. Bradley Lawrence) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.