Form 10-Q
period 2010-01-29
ESTERLINE TECHNOLOGIES CORP
filed 2010-03-04
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	January 29, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

As of March 2, 2010, 29,827,637 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of January 29, 2010 and October 30, 2009

(In thousands, except share amounts)

	January 29, 2010	October 30, 2009
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$187,050	$176,794
Accounts receivable, net of allowances of $5,105 and $5,297	245,527	270,976
Inventories
Raw materials and purchased parts	113,082	115,215
Work in process	98,618	98,340
Finished goods	60,289	61,727

	271,989	275,282

Income tax refundable	7,581	7,638
Deferred income tax benefits	31,059	31,434
Prepaid expenses	19,291	17,425
Other current assets	11,635	17,048

Total Current Assets	774,132	796,597

Property, Plant and Equipment	522,037	515,828
Accumulated depreciation	251,670	252,577

	270,367	263,251

Other Non-Current Assets
Goodwill	731,792	736,808
Intangibles, net	409,204	422,082
Debt issuance costs, net of accumulated amortization of $8,319 and $7,842	6,659	7,136
Deferred income tax benefits	79,593	79,114
Other assets	12,307	9,259

	$2,284,054	$2,314,247

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of January 29, 2010 and October 30, 2009

(In thousands, except share amounts)

	January 29, 2010	October 30, 2009
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$76,980	$82,304
Accrued liabilities	172,636	191,667
Credit facilities	1,439	5,896
Current maturities of long-term debt	6,816	5,409
Deferred income tax liabilities	5,932	7,294
Federal and foreign income taxes	936	1,669

Total Current Liabilities	264,739	294,239

Long-Term Liabilities
Long-term debt, net of current maturities	525,737	520,158
Deferred income tax liabilities	127,571	130,456
Pension and post-retirement obligations	93,665	93,615
Other liabilities	21,984	20,027

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 29,820,112 and 29,773,630 shares	5,964	5,955
Additional paid-in capital	507,378	504,549
Retained earnings	745,586	732,861
Accumulated other comprehensive income (loss)	(11,355)	9,656

Total Esterline shareholders’ equity	1,247,573	1,253,021
Noncontrolling interests	2,785	2,731

Total Shareholders’ Equity	1,250,358	1,255,752

	$2,284,054	$2,314,247

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Month Periods Ended January 29, 2010 and January 30, 2009

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	January 29, 2010	January 30, 2009

Net Sales	$339,360	$309,717
Cost of Sales	234,831	207,565

	104,529	102,152
Expenses
Selling, general & administrative	62,315	59,725
Research, development & engineering	17,047	17,398
Other expense	41	5,014

Total Expenses	79,403	82,137

Operating Earnings From Continuing Operations	25,126	20,015
Interest income	(383)	(411)
Interest expense	7,961	6,736

Income From Continuing Operations Before Income Taxes	17,548	13,690
Income Tax Expense	4,769	2,168

Income From Continuing Operations Including Noncontrolling Interests	12,779	11,522
Income Attributable to Noncontrolling Interests	(54)	(35)

Income From Continuing Operations Attributable to Esterline	12,725	11,487

Income From Discontinued Operations Attributable to Esterline, Net of Tax	—	15,456

Net Earnings Attributable to Esterline	$12,725	$26,943

Earnings Per Share Attributable to Esterline – Basic:
Continuing operations	$.43	$.39
Discontinued operations	—	.52

Earnings Per Share Attributable to Esterline – Basic	$.43	$.91

Earnings Per Share Attributable to Esterline – Diluted:
Continuing operations	$.42	$.38
Discontinued operations	—	.52

Earnings Per Share Attributable to Esterline – Diluted	$.42	$.90

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Month Periods Ended January 29, 2010 and January 30, 2009

(Unaudited)

(In thousands)

	Three Months Ended
	January 29, 2010	January 30, 2009

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$12,779	$26,978
Adjustments to reconcile net earnings including
noncontrolling interests to net cash provided
(used) by operating activities:
Depreciation and amortization	18,659	14,491
Deferred income taxes	(1,395)	(1,121)
Share-based compensation	1,472	1,972
Gain on sale of discontinued operations	—	(26,379)
Working capital changes, net of effect of acquisitions:
Accounts receivable	22,568	31,646
Inventories	(268)	(13,219)
Prepaid expenses	(2,093)	(2,460)
Other current assets	(239)	446
Accounts payable	(4,237)	(14,810)
Accrued liabilities	(20,304)	(19,349)
Federal and foreign income taxes	(456)	7,771
Other liabilities	2,191	4,712
Other, net	1,676	(6,510)

	30,353	4,168

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(14,120)	(7,521)
Proceeds from sale of discontinued operations,
net of cash	—	62,944
Proceeds from sale of capital assets	61	94
Acquisitions, net of cash acquired	(768)	(250,777)

	(14,827)	(195,260)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Month Periods Ended January 29, 2010 and January 30, 2009

(Unaudited)

(In thousands)

	Three Months Ended
	January 29, 2010	January 30, 2009

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under
employee stock plans	1,167	1,575
Excess tax benefits from stock options exercised	199	—
Net change in credit facilities	(4,442)	113,705
Repayment of long-term debt	(178)	(1,315)

	(3,254)	113,965

Effect of Foreign Exchange Rates on Cash	(2,016)	(2,287)

Net Increase (Decrease) in Cash and Cash Equivalents	10,256	(79,414)

Cash and Cash Equivalents – Beginning of Period	176,794	160,645

Cash and Cash Equivalents – End of Period	$187,050	$81,231

Supplemental Cash Flow Information
Cash Paid for Interest	$7,118	$6,493
Cash Paid for Taxes	6,812	7,011

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Periods Ended January 29, 2010 and January 30, 2009

1.	The consolidated balance sheet as of January 29, 2010, the consolidated statement of operations for the three month periods ended January 29, 2010, and January 30, 2009, and the consolidated statement of cash flows for the three month periods ended January 29, 2010, and January 30, 2009, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2009, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 646,901 and 1,250,960 in the first fiscal quarter of 2010 and 2009, respectively. Shares used for calculating earnings per share are disclosed in the following table.

(In thousands)	Three Months Ended
	January 29, 2010	January 30, 2009

Shares Used for Basic Earnings Per Share	29,789	29,664
Shares Used for Diluted Earnings Per Share	30,218	29,865

5.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued a standard that significantly changes the way companies account for business combinations. The standard will generally require more assets acquired and more liabilities assumed to be measured at fair value on the date of acquisition. Under the standard, acquisition-related transaction costs are expensed when incurred and are no longer included in goodwill as a cost of acquiring the business. The standard also requires acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of the contingent consideration in earnings. In addition, restructuring costs the acquirer expects, but is not obligated to incur, will be recognized separately from the business acquisition. The Company adopted this standard in the first quarter of fiscal 2010. The new standard is applied prospectively to all business combinations with an acquisition date on or after October 31, 2009. No business combination transactions occurred in the three months ended January 29, 2010.

In December 2007, the Financial Accounting Standards Board issued a standard that changes the way companies account for and report noncontrolling interests (minority interests) of consolidated subsidiaries. The Company adopted this standard in the first quarter of fiscal year 2010 with no impact to the Company’s financial statements other than the Company has changed the presentation of noncontrolling interests on the Consolidated Balance Sheet and Consolidated Statement of Operations. Noncontrolling interests of $2.8 million at January 29, 2010, and $2.7 million of noncontrolling interests at October 30, 2009, are now included within Equity.

6.	The Company’s comprehensive income (loss) is as follows:

(In thousands)	Three Months Ended
	January 29, 2010	January 30, 2009

Net Earnings	$12,725	$26,943
Change in Fair Value of Derivative Financial Instruments, Net of Tax (Expense) Benefit of $671 and $(331)	(1,827)	525
Adjustment for Minimum Pension Liability, Net of Tax (Expense) Benefit of $199 and $(182)	88	424
Foreign Currency Translation Adjustment	(19,272)	(27,055)

Comprehensive Income (Loss)	$(8,286)	$837

The Company’s accumulated other comprehensive income (loss) is comprised of the following:

(In thousands)	January 29, 2010	October 30, 2009

Currency translation adjustment	$33,886	$53,158
Net unrealized gain on derivative contracts	9,538	11,365
Employee benefit plans	(54,779)	(54,867)

Total accumulated other comprehensive income (loss)	$(11,355)	$9,656

7.	On January 26, 2009, the Company acquired all of the outstanding capital stock of Racal Acoustics Global Ltd. (Racal Acoustics) for approximately £122.6 million or $171.3 million in cash, including acquisition costs. Racal Acoustics develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics segment. The acquisition expands the scale of the Company’s existing avionics and controls business. Racal Acoustics is included in the Avionics & Controls segment.

The following summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company recorded goodwill of $94.0 million. The amount allocated to goodwill is not expected to be deductible for income tax purposes.

(In thousands)
As of January 26, 2009

Current assets	$30,319
Property, plant and equipment	2,931
Intangible assets subject to amortization
Programs (15 year weighted average useful life)	90,045
Goodwill	93,986

Total assets acquired	217,281

Current liabilities assumed	20,747
Deferred tax liabilities	25,213

Net assets acquired	$171,321

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

(In thousands)
As of December 15, 2008

Current assets	$7,925
Property, plant and equipment	3,246
Intangible assets subject to amortization
Programs (15 year weighted average useful life)	39,580
Goodwill	40,796
Other assets	19

Total assets acquired	91,566

Current liabilities assumed	1,427

Net assets acquired	$90,139

8.	On November 3, 2008, the Company sold U.K.-based Muirhead Aerospace Limited and Traxsys Input Products Limited, which were included in the Sensors & Systems segment, for approximately U.K. £40.0 million or $63.4 million, resulting in an after-tax gain of $15.5 million. As a result, the consolidated financial statements present Muirhead Aerospace Limited and Traxsys Input Products Limited as a discontinued operation.

The operating results of the discontinued operations for the first quarter of 2009 consisted of the following:

(In thousands)	January 30, 2009

Sales	$—
Income from discontinued operations before income taxes	26,379
Income tax expense	10,923

Income from discontinued operations	$15,456

9.	The effective income tax rate for the first fiscal quarter of 2010 was 25.5% (before a $0.3 million tax expense) compared with 18.9% (before a $0.4 million tax benefit) for the prior-year period. The $0.3 million tax expense in the first fiscal quarter of 2010 was the result of a change in the tax law of France. The $0.4 million tax benefit in the first fiscal quarter of 2009 was the result of two events. The first event was a $2.0 million reduction of previously recorded withholding tax liabilities as a result of the enactment of a U.S.-Canadian tax treaty. The second event was the recording of a $1.6 million penalty due to a development with regard to certain foreign tax laws. The effective tax rate differed from the statutory rate in the first fiscal quarters of 2010 and 2009, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next 12 months, $6.7 million of unrecognized foreign tax benefits associated with losses on the disposition of assets could decrease as a result of the expiration of a statute of limitations and be recognized in net income.

10.	As of January 29, 2010, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the first fiscal quarters of 2010 and 2009 was $1.5 million and $2.0 million, respectively. During the first fiscal quarters of 2010 and 2009, the Company issued 46,482 and 52,972 shares, respectively, under its employee stock plans.

Employee Stock Purchase Plan

The Company converted the ESPP to a “safe harbor” design on December 16, 2008. Under the safe harbor design, shares are purchased by participants at 95% of the market value on the purchase date and, therefore, compensation cost is no longer recorded under the ESPP.

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 337,800 options and 378,800 options in the three-month periods ended January 29, 2010, and January 30, 2009, respectively. The weighted-average grant date fair value of options granted during the three-month periods ended January 29, 2010, and January 30, 2009, was $21.15 per share and $15.92 per share, respectively.

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

Three Months Ended
	January 29, 2010	January 30, 2009

Risk-free interest rate	2.42 – 4.0%	1.43 – 3.12%
Volatility	43.0 – 43.2%	36.8 – 43.1%
Expected life (years)	4.5 – 9.5	4.5 – 9.5
Dividends	—	—

Employee Sharesave Scheme

In April 2009, the Company offered shares under its employee sharesave scheme for U.K. employees. This plan allows participants the option to purchase shares at 95% of the market price of the stock as of the beginning of the offering period. The term of these options is three years. The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan.

Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 164,199 options in fiscal 2009, with a weighted-average grant date fair value of $7.49 per share.

The fair value of the awards under the employee sharesave scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect at the time of the grant.

January 29, 2010

Risk-free interest rate	0.58%
Volatility	50.08%
Expected life (years)	3
Dividends	—

11.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC. Components of periodic pension cost consisted of the following:

(In thousands)	Three Months Ended
	January 29, 2010	January 30, 2009
Components of Net Periodic Pension Cost
Service cost	$1,890	$1,475
Interest cost	4,495	4,575
Expected return on plan assets	(4,373)	(3,509)
Amortization of prior service cost	5	—
Amortization of actuarial loss	1,826	998

Net Periodic Cost	$3,843	$3,539

The Company’s principal post-retirement plans include non-U.S. plans, which are non-contributory healthcare and life insurance plans. The components of expense of these other retirement benefits consisted of the following:

(In thousands)	Three Months Ended
	January 29, 2010	January 30, 2009

Components of Net Periodic Pension Cost
Service cost	$78	$82
Interest cost	174	161
Amortization of actuarial gain	(19)	(19)

Net Periodic Cost	$233	$224

12.	Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value. An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy of fair value measurements is described below:

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at January 29, 2010 and October 30, 2009:

(In thousands)	Level 2
	January 29, 2010	October 30, 2009
Assets:
Derivative contracts designated as
hedging instruments	$14,213	$16,590
Derivative contracts not designated as
hedging instruments	$537	$442
Embedded derivatives	$10	$—

Liabilities:
Derivative contracts designated as
hedging instruments	$1,866	$181
Derivative contracts not designated as
hedging instruments	$1,377	$1,405
Embedded derivatives	$1,009	$588

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

13.	The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and interest rate swap contracts for the purpose of minimizing exposure to changes in foreign currency exchange rates on business transactions and interest rates, respectively. The Company’s policy is to execute such instruments with banks the Company believes to be credit worthy and not to enter into derivative financial instruments for speculative purposes. These derivative financial instruments do not subject the Company to undue risk, as gains and losses on these instruments generally offset gains and losses on the underlying assets, liabilities, or anticipated transactions that are being hedged.

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company does not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of January 29, 2010. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of January 29, 2010, and October 30, 2009, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $251.1 million and $275.3 million, respectively.

These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In June 2009, the Company entered into an interest rate swap agreement on the $175.0 million Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed interest rate of 7.75% for a variable interest rate on the $175.0 million principal amount outstanding. The variable interest rate is based upon LIBOR plus 5.37% and was 5.60% at January 29, 2010. The fair value of the Company’s interest rate swap was an $859,000 asset at January 29, 2010, and was estimated by discounting expected cash flows using market interest rates. The Company records interest receivable and interest payable on interest rate swaps on a net basis. The Company recognized a net interest receivable of $471,000 at January 29, 2010. A $2.9 million deferred gain on a terminated interest rate swap is being amortized in proportion to the repayment of the underlying debt. The unamortized balance at January 29, 2010, was $2.2 million. The gain will be amortized through 2013.

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

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at January 29, 2010, and October 30, 2009, consisted of:

(In thousands)	Classification	Fair Value
		January 29, 2010	October 30, 2009
Foreign currency forward
exchange contracts	Other current assets	$12,019	$17,032
Foreign currency forward
exchange contracts	Other assets	$2,731	$—
Foreign currency forward
exchange contracts	Accrued liabilities	$2,644	$1,586
Foreign currency forward
exchange contracts	Other liabilities	$599	$—
Embedded derivative
instruments	Other current assets	$10	$—
Embedded derivative
instruments	Accrued liabilities	$1,009	$588
Interest rate swap	Long-term debt, net of current maturities	$859	$(269)

The effect of derivative instruments on the Consolidated Statement of Operations for the first fiscal quarter in 2010 and 2009 consisted of:

(In thousands)	Location of Gain (Loss)	January 29, 2010	January 30, 2009
Fair Value Hedges:
Interest rate swap contracts	Interest Expense	$632	$—
Embedded derivatives	Sales	$(425)	$711

Cash Flow Hedges:
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized
in AOCI (effective portion)	AOCI	$(4,497)	$6,279
Amount of gain (loss) reclassified
from AOCI into income	Sales	$1,998	$(5,422)

Net Investment Hedges:
U.K. term loan	AOCI	$—	$3,450

During the first fiscal quarter of 2010, the Company recorded gains of $0.1 million on foreign currency forward exchange contracts that have not been designated as an accounting hedge. These foreign currency exchange gains are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first fiscal quarter of 2010. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first fiscal quarter of 2010.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $10.2 million of net gain into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at January 29, 2010, is 26 months.

14.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended
	January 29, 2010	January 30, 2009
Sales
Avionics & Controls	$170,257	$128,468
Sensors & Systems	74,742	84,555
Advanced Materials	94,361	96,694

Total Sales	$339,360	$309,717

Income from Continuing Operations
Avionics & Controls	$19,432	$14,475
Sensors & Systems	5,096	10,252
Advanced Materials	8,730	9,974

Segment Earnings	33,258	34,701

Corporate expense	(8,091)	(9,672)
Other expense	(41)	(5,014)
Interest income	383	411
Interest expense	(7,961)	(6,736)

	$17,548	$13,690

15.	The acquisition of Racal Acoustics was funded from cash proceeds from the sale of U.K.-based Muirhead and Traxsys and the Company’s line of credit. To facilitate the acquisition of Racal Acoustics, the Company executed a $159.7 million U.S. dollar-denominated intercompany loan with a wholly owned subsidiary, of which its functional currency is the pound sterling. Due to holding of pounds sterling to fund the acquisition during a period of foreign exchange volatility, the Company incurred a $7.9 million foreign currency transaction loss in January 2009, which was recorded in other expense.

16.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of January 29,

2010, and October 30, 2009, and for the applicable periods ended January 29, 2010, and January 30, 2009, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Credit Agreement, Senior Subordinated Notes due 2013 (Senior Subordinated Notes) and Senior Notes due 2017 (Senior Notes) which include Advanced Input Devices, Inc., Angus Electronics Co., Armtec Countermeasures Co., Armtec Countermeasures TNO Co., Armtec Defense Products Co., AVISTA, Incorporated, BVR Technologies Co., CMC DataComm Inc., CMC Electronics Acton Inc., CMC Electronics Aurora Inc., EA Technologies Corporation, Equipment Sales Co., Esterline Canadian Holding Corporation, Esterline International Company, Esterline Sensors Services Americas, Inc., Esterline Technologies Holdings Limited, Esterline Technologies Ltd. (England), H.A. Sales Co., Hauser Inc., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach International Mexico S. de R.L. de C.V. (Mexico), Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., NMC Group, Inc., Norwich Aero Products, Inc., Palomar Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., Racal Acoustics Inc., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Acoustics Holdco Limited, Auxitrol S.A., BAE Systems Canada/Air TV LLC, CMC Electronics Inc., CMC Electronics ME Inc., Darchem Engineering Ltd., Darchem Holding Ltd., Esterline Acquisition Ltd., Esterline Canadian Acquisition Corporation, Esterline Canada Limited Partnership, Esterline Foreign Sales Corporation, Esterline Input Devices Asia Ltd., Esterline Input Devices (Shanghai) Ltd., Esterline Mexico S. de R.L. de C.V., Esterline Sensors Services Asia PTE Ltd., Esterline Technologies Acquisition Ltd., Esterline Technologies Denmark ApS, Esterline Technologies Europe Limited, Guizhou Leach-Tianyi Aviation Electrical Company Ltd., Leach International Asia-Pacific Ltd., Leach International Europe S.A., Leach International Germany GmbH, Leach International U.K. Ltd., Leach Italia Srl., LRE Medical GmbH, Pressure Systems International Ltd., Rag Newco Ltd., Racal Acoustics Global Ltd., Racal Acoustics Group Ltd., Racal Acoustics Holdings Limited, Racal Acoustics Limited, TA Mfg. Ltd., UKCI Limited, Wallop Defence Systems Ltd., Wallop Industries Ltd., Weston Aero 2003, and Weston Aerospace Ltd. Muirhead Aerospace Limited (Muirhead), Norcroft Dynamics Ltd. (Norcroft), and Traxsys Input Products Ltd. (Traxsys), were Non-Guarantor Subsidiaries as of October 31, 2008. As explained in Note 8, Muirhead, Norcroft, and Traxsys were sold on November 3, 2008, and, accordingly, Muirhead, Norcroft, and Traxsys were excluded from the Condensed Consolidating Balance Sheet at January 30, 2009, and accounted for as a discontinued operation in the Condensed Consolidating Statement of Operations and Cash Flows for the three-month period ended January 30, 2009. The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the Credit Agreement, Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Balance Sheet as of January 29, 2010

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$69,654	$4,204	$113,192	$—	$187,050
Accounts receivable, net	—	105,334	140,193	—	245,527
Inventories	—	120,162	151,827	—	271,989
Income tax refundable	—	—	7,581	—	7,581
Deferred income tax benefits	19,507	(1,624)	13,176	—	31,059
Prepaid expenses	—	6,102	13,189	—	19,291
Other current assets	—	—	11,635	—	11,635

Total Current Assets	89,161	234,178	450,793	—	774,132

Property, Plant & Equipment, Net	1,424	165,702	103,241	—	270,367
Goodwill	—	249,495	482,297	—	731,792
Intangibles, Net	—	98,074	311,130	—	409,204
Debt Issuance Costs, Net	6,659	—	—	—	6,659
Deferred Income Tax Benefits	43,994	3,443	32,156	—	79,593
Other Assets	787	1,603	9,917	—	12,307
Amounts Due (To) From Subsidiaries	—	189,384	—	(189,384)	—
Investment in Subsidiaries	1,771,192	248,365	248,417	(2,267,974)	—

Total Assets	$1,913,217	$1,190,244	$1,637,951	$(2,457,358)	$2,284,054

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$481	$23,264	$53,235	$—	$76,980
Accrued liabilities	8,640	62,983	101,013	—	172,636
Credit facilities	—	—	1,439	—	1,439
Current maturities of long-term debt	6,250	226	340	—	6,816
Deferred income tax liabilities	424	279	5,229	—	5,932
Federal and foreign income taxes	(13,748)	(2,326)	17,010	—	936

Total Current Liabilities	2,047	84,426	178,266	—	264,739

Long-Term Debt, Net	471,788	42,218	11,731	—	525,737
Deferred Income Tax Liabilities	34,370	32	93,169	—	127,571
Pension and Post-Retirement Obligations	12,636	52,732	28,297	—	93,665
Other Liabilities	8,467	293	13,224	—	21,984
Amounts Due To (From) Subsidiaries	136,336	—	141,027	(277,363)	—
Shareholders’ Equity	1,247,573	1,010,543	1,172,237	(2,179,995)	1,250,358

Total Liabilities and Shareholders’ Equity	$1,913,217	$1,190,244	$1,637,951	$(2,457,358)	$2,284,054

Condensed Consolidating Statement of Operations for the three month period ended January 29, 2010.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$171,826	$167,534	$—	$339,360
Cost of Sales	—	116,863	117,968	—	234,831

	—	54,963	49,566	—	104,529
Expenses
Selling, general and administrative	—	30,256	32,059	—	62,315
Research, development and engineering	—	6,131	10,916	—	17,047
Other expense	—	—	41	—	41

Total Expenses	—	36,387	43,016	—	79,403

Operating Earnings From Continuing Operations	—	18,576	6,550	—	25,126
Interest income	(3,880)	(630)	(10,113)	14,240	(383)
Interest expense	6,639	4,988	10,574	(14,240)	7,961

Income (Loss) From Continuing Operations Before Taxes	(2,759)	14,218	6,089	—	17,548
Income Tax Expense (Benefit)	(702)	3,499	1,972	—	4,769

Income (Loss) From Continuing Operations Including Noncontrolling Interests	(2,057)	10,719	4,117	—	12,779
Income Attributable to Noncontrolling Interests	—	—	(54)	—	(54)

Income (Loss) From Continuing Operations
Attributable to Esterline	(2,057)	10,719	4,063	—	12,725
Equity in Net Income of Consolidated Subsidiaries	14,782	3,305	(258)	(17,829)	—

Net Income (Loss) Attributable to Esterline	$12,725	$14,024	$3,805	$(17,829)	$12,725

Condensed Consolidating Statement of Cash Flows for the three month period ended January 29, 2010.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$12,725	$14,024	$3,859	$(17,829)	$12,779
Depreciation & amortization	—	8,128	10,531	—	18,659
Deferred income taxes	506	28	(1,929)	—	(1,395)
Share-based compensation	—	685	787	—	1,472
Working capital changes, net of effect of acquisitions:
Accounts receivable	—	14,366	8,202	—	22,568
Inventories	—	1,684	(1,952)	—	(268)
Prepaid expenses	—	(1,153)	(940)	—	(2,093)
Other current assets	—	—	(239)	—	(239)
Accounts payable	(97)	320	(4,460)	—	(4,237)
Accrued liabilities	(4,538)	1,235	(17,001)	—	(20,304)
Federal & foreign income taxes	(1,250)	(940)	1,734	—	(456)
Other liabilities	191	1,200	800	—	2,191
Other, net	—	48	1,628	—	1,676

	7,537	39,625	1,020	(17,829)	30,353

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(13)	(5,136)	(8,971)	—	(14,120)
Proceeds from sale of capital assets	—	59	2	—	61
Acquisitions of businesses, net of cash acquired	—	(360)	(408)	—	(768)

	(13)	(5,437)	(9,377)	—	(14,827)

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	1,167	—	—	—	1,167
Excess tax benefits from stock options exercised	199	—	—	—	199
Net change in credit facilities	—	—	(4,442)	—	(4,442)
Repayment of long-term debt	(162)	(118)	102	—	(178)
Net change in intercompany financing	13,019	(34,619)	3,771	17,829	—

	14,223	(34,737)	(569)	17,829	(3,254)

Effect of foreign exchange rates on cash	—	132	(2,148)	—	(2,016)

Net increase (decrease) in cash and cash equivalents	21,747	(417)	(11,074)	—	10,256
Cash and cash equivalents – beginning of year	47,907	4,621	124,266	—	176,794

Cash and cash equivalents – end of year	$69,654	$4,204	$113,192	$—	$187,050

Condensed Consolidating Balance Sheet as of October 30, 2009

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$47,907	$4,621	$124,266	$—	$176,794
Accounts receivable, net	—	119,700	151,276	—	270,976
Inventories	—	121,846	153,436	—	275,282
Income tax refundable	—	—	7,638	—	7,638
Deferred income tax benefits	21,417	(2,172)	12,189	—	31,434
Prepaid expenses	—	4,949	12,476	—	17,425
Other current assets	—	—	17,048	—	17,048

Total Current Assets	69,324	248,944	478,329	—	796,597

Property, Plant & Equipment, Net	1,527	160,099	101,625	—	263,251
Goodwill	—	249,134	487,674	—	736,808
Intangibles, Net	—	100,185	321,897	—	422,082
Debt Issuance Costs, Net	7,136	—	—	—	7,136
Deferred Income Tax Benefits	43,514	3,623	31,977	—	79,114
Other Assets	(72)	1,650	7,681	—	9,259
Amounts Due To (From) Subsidiaries	—	159,482	—	(159,482)	—
Investment in Subsidiaries	1,751,705	245,060	248,675	(2,245,440)	—

Total Assets	$1,873,134	$1,168,177	$1,677,858	$(2,404,922)	$2,314,247

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$578	$22,944	$58,782	$—	$82,304
Accrued liabilities	13,446	61,748	116,473	—	191,667
Credit facilities	—	—	5,896	—	5,896
Current maturities of long-term debt	4,688	351	370	—	5,409
Deferred income tax liabilities	1,455	227	5,612	—	7,294
Federal and foreign income taxes	(12,498)	(1,386)	15,553	—	1,669

Total Current Liabilities	7,669	83,884	202,686	—	294,239

Long-Term Debt, Net	472,385	36,259	11,514	—	520,158
Deferred Income Tax Liabilities	34,263	(312)	96,505	—	130,456
Pension and Post-Retirement Obligations	11,892	51,825	29,898	—	93,615
Other Liabilities	9,020	—	11,007	—	20,027
Amounts Due To (From) Subsidiaries	84,884	—	136,864	(221,748)	—
Shareholders’ Equity	1,253,021	996,521	1,189,384	(2,183,174)	1,255,752

Total Liabilities and Shareholders’ Equity	$1,873,134	$1,168,177	$1,677,858	$(2,404,922)	$2,314,247

Condensed Consolidating Statement of Operations for the three month period ended January 30, 2009.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$187,180	$122,814	$(277)	$309,717
Cost of Sales	—	125,145	82,697	(277)	207,565

	—	62,035	40,117	—	102,152
Expenses
Selling, general and administrative	—	32,380	27,345	—	59,725
Research, development and engineering	—	7,667	9,731	—	17,398
Other expense (income)	1,250	10,687	(6,923)	—	5,014

Total Expenses	1,250	50,734	30,153	—	82,137

Operating Earnings From Continuing Operations	(1,250)	11,301	9,964	—	20,015
Interest income	(5,224)	(1,107)	(7,372)	13,292	(411)
Interest expense	6,324	5,123	8,581	(13,292)	6,736

Income (Loss) From Continuing Operations Before Taxes	(2,350)	7,285	8,755	—	13,690
Income Tax Expense (Benefit)	(443)	(667)	3,278	—	2,168

Income (Loss) From Continuing Operations Including Noncontrolling Interests	(1,907)	7,952	5,477	—	11,522
Income Attributable to Noncontrolling Interests	—	—	(35)	—	(35)

Income (Loss) From Continuing Operations Attributable to Esterline	(1,907)	7,952	5,442	—	11,487
Income From Discontinued Operations Attributable to Esterline, Net of Tax	—	15,456	—	—	15,456
Equity in Net Income of Consolidated Subsidiaries	28,850	1,279	6,346	(36,475)	—

Net Income (Loss) Attributable to Esterline	$26,943	$24,687	$11,788	$(36,475)	$26,943

Condensed Consolidating Statement of Cash Flows for the three month period ended January 30, 2009.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$26,943	$24,687	$11,823	$(36,475)	$26,978
Depreciation & amortization	—	7,267	7,224	—	14,491
Deferred income taxes	(612)	(285)	(224)	—	(1,121)
Share-based compensation	—	1,130	842	—	1,972
Gain on sale of discontinued operations	—	(26,379)	—	—	(26,379)
Working capital changes, net of effect of acquisitions:
Accounts receivable	(123)	12,295	19,474	—	31,646
Inventories	—	(3,217)	(10,002)	—	(13,219)
Prepaid expenses	—	(425)	(2,035)	—	(2,460)
Other current assets	—	—	446	—	446
Accounts payable	(302)	(5,604)	(8,904)	—	(14,810)
Accrued liabilities	(4,158)	(7,482)	(7,709)	—	(19,349)
Federal & foreign income taxes	41	7,108	622	—	7,771
Other liabilities	3,086	(108)	1,734	—	4,712
Other, net	2,915	186	(9,611)	—	(6,510)

	27,790	9,173	3,680	(36,475)	4,168

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	—	(4,498)	(3,023)	—	(7,521)
Proceeds from sale of discontinued operations, net of cash	—	62,944	—		62,944
Proceeds from sale of capital assets	—	30	64	—	94
Acquisitions of businesses, net of cash acquired	—	(89,519)	(161,258)	—	(250,777)

	—	(31,043)	(164,217)	—	(195,260)

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	1,575	—	—	—	1,575
Net change in credit facilities	115,000	—	(1,295)	—	113,705
Repayment of long-term debt	(4,047)	(254)	2,986	—	(1,315)
Net change in intercompany financing	(198,381)	2,697	159,209	36,475	—

	(85,853)	2,443	160,900	36,475	113,965

Effect of foreign exchange rates on cash	—	(134)	(2,153)	—	(2,287)

Net decrease in cash and cash equivalents	(58,063)	(19,561)	(1,790)	—	(79,414)
Cash and cash equivalents – beginning of year	80,884	21,913	57,848	—	160,645

Cash and cash equivalents – end of year	$22,821	$2,352	$56,058	$—	$81,231

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On November 3, 2008, we sold Muirhead Aerospace Limited (Muirhead) and Traxsys Input Products Limited (Traxsys), which were included in the Sensors & Systems segment. The results of Muirhead and Traxsys were accounted for as a discontinued operation in the consolidated financial statements.

On December 15, 2008, we acquired NMC Group, Inc. (NMC), which designs and manufactures specialized light-weight fasteners principally for commercial aviation applications. NMC is included in our Advanced Materials segment.

On January 26, 2009, we acquired Racal Acoustics Global Ltd. (Racal Acoustics), which develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics segment. Racal Acoustics is included in our Avionics & Controls segment.

Income from continuing operations was $12.7 million, or $0.42 per diluted share, compared with $11.5 million, or $0.38 per diluted share, in the prior-year period, reflecting expected performance in a down commercial aviation market and a 25.5% effective income tax rate compared to an 18.9% effective income tax rate in the prior-year period. During the first fiscal quarter of 2010, our operating results benefited from solid earnings from our Avionics & Controls segment, which were substantially offset by lower earnings of our Sensors & Systems and Advanced Materials segments. Avionics & Controls earnings reflected increased sales and earnings from defense programs and incremental earnings from the Racal Acoustics acquisition. Sensors & Systems earnings were impacted by lower sales and gross margins due to competitive pressures and the commercial aviation downturn in particular. Advanced Materials earnings were principally impacted by lower gross margins at our combustible ordnance operations. Income from continuing operations in the first fiscal quarter of 2009 was impacted by a foreign currency loss of $7.9 million relating to the pound sterling-denominated funding of Racal Acoustics. The increase in the effective income tax rate from the prior-year period reflected a change in tax law in France, the expiration of U.S. research and development credits and changes in U.S. and Canada Tax Treaty. In addition, the prior-year period’s effective income tax rate reflected tax benefits associated with the $7.9 million foreign currency loss.

Income from discontinued operations for the first fiscal quarter of 2009 was $0.52 per diluted share reflecting the gain on sale of our U.K.-based Muirhead and Traxsys subsidiaries in November 2008. Net income was $12.7 million, or $0.42 per diluted share, compared with net income of $26.9 million, or $0.90 per diluted share, in the prior-year period.

Results of Operations

Three Month Period Ended January 29, 2010 Compared with Three Month Period Ended January 30, 2009

Sales for the first fiscal quarter increased 9.6% when compared with the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Three Months Ended
		January 29, 2010	January 30, 2009

Avionics & Controls	32.5%	$170,257	$128,468
Sensors & Systems	(11.6)%	74,742	84,555
Advanced Materials	(2.4)%	94,361	96,694

Total Net Sales		$339,360	$309,717

The 32.5% increase in sales of Avionics & Controls was principally due to strong sales at our avionics systems and interface technologies operations and $16.9 million in incremental sales from the Racal Acoustics acquisition. Avionics systems sales increases were mainly due to production shipments of the T-6B military trainer and a military transport cockpit retrofit, which aggregated approximately $19.0 million. Sales at our interface technologies operations increased due to higher sales of our custom input systems for casino gaming machines. These increases were partially offset by lower control systems sales for aerospace applications.

The 11.6% decrease in sales of Sensors & Systems mainly reflected lower OEM sales of temperature sensors and certain power systems devices for regional and business jets. These decreases were partially offset by the effect of exchange rates at our non-U.S. operations. Sales in the first fiscal quarter of 2010 reflected a stronger pound sterling and euro relative to the U.S. dollar. The average exchange rate from the pound sterling to the U.S. dollar increased from 1.51 in the first fiscal quarter of 2009 to 1.62 in the first fiscal quarter of 2010. The average exchange rate from the euro to the U.S. dollar increased from 1.32 in the first fiscal quarter of 2009 to 1.46 in the first fiscal quarter of 2010.

The 2.4% decrease in sales of Advanced Materials principally reflected lower sales of combustible ordnance, thermally engineered components, and elastomer components. These decreases were partially offset by higher sales of flare countermeasure devices at our U.K. operation.

Avionics & Controls segment gross margin was 33.2% and 35.7% for the first fiscal quarter of 2010 and 2009, respectively. The decrease in Avionics & Controls segment gross margin mainly reflected sales mix and a lower recovery of fixed costs at our control systems operations. These decreases were partially offset by incremental gross profit from the Racal Acoustics acquisition.

Sensors & Systems segment gross margin was 32.6% and 35.2% for the first fiscal quarter of 2010 and 2009, respectively. The decrease in gross margin was due to our advanced sensors operations, which were impacted by a lower recovery of fixed costs and competitive pricing pressures. Additionally, gross margin in the prior-year period benefited from retroactive price agreements. In the first fiscal quarter of 2010 these decreases to gross margin were partially offset by sales of power systems for military applications with a higher gross margin.

Advanced Materials segment gross margin was 25.1% compared to 27.4% for the same period one year ago. The decrease in Advanced Materials gross margin principally reflected lower gross margins at our combustible ordnance operations due to enhanced quality control requirements on certain mortar increments. Additionally, gross margin was impacted by lower pricing options under a certain combustible ordnance contract with the U.S. government. These decreases were partially offset by improved gross margins at our U.K. flare operations. Gross margins at our engineered material operations increased slightly compared to the prior-year period.

Selling, general and administrative expenses (which include corporate expenses) totaled $62.3 million, or 18.4% of sales, and $59.7 million, or 19.3% of sales, for the first fiscal quarter of 2010 and 2009, respectively. The increase in selling, general and administrative expense principally reflected incremental selling, general and administrative expense from the acquisition of Racal Acoustics and NMC.

Research, development and engineering spending was $17.0 million, or 5.0% of sales, for the first fiscal quarter of 2010 compared with $17.4 million, or 5.6% of sales, for the first fiscal quarter of 2009. The decrease in research, development and engineering reflected the completion of the development of the integrated cockpit for the T-6B military trainer and other programs, partially offset by development spending on advanced sensors for the A-350. Fiscal 2010 research, development and engineering spending is expected to be approximately 5.0% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first fiscal quarter of 2010 totaled $33.3 million, or 9.8% of sales, compared with $34.7 million, or 11.2% of sales, for the first fiscal quarter in 2009.

Avionics & Controls segment earnings were $19.4 million, or 11.4% of sales, in the first fiscal quarter of 2010 and $14.5 million, or 11.3% of sales, in the first fiscal quarter of 2009, principally reflecting higher earnings of our avionics systems unit on increased sales volume and gross profit on our integrated cockpit for the T-6B military trainer and a military transport cockpit retrofit, and lower research, engineering and development. Additionally, earnings of our technology interface systems operations were strong compared with the prior-year period due to higher sales and improved profitability of our custom input systems for casino gaming machines. These increases were partially offset by lower earnings from our control systems operations. We incurred $1.2 million in lease termination costs resulting from a facilities move. In addition, gross profit decreased from the prior-year period due to a lower recovery of fixed overhead costs.

Sensors & Systems segment earnings were $5.1 million, or 6.8% of sales, for the first fiscal quarter of 2010 compared with $10.3 million, or 12.1% of sales, for the first fiscal quarter of 2009. The decrease in segment earnings principally reflects lower sales and gross margins at our temperature and pressure sensor operations and start-up costs incurred to set up a manufacturing operation in Mexico. Our temperature and pressure sensors operations have been impacted by a very competitive market and the downturn in commercial aviation. Earnings at our power systems operations were solid and slightly better than the prior-year period.

Advanced Materials segment earnings were $8.7 million, or 9.3% of sales, for the first fiscal quarter of 2010 compared with $10.0 million, or 10.3% of sales, for the first fiscal quarter of 2009, principally reflecting lower earnings from our combustible ordnance operations and partially offset by improved earnings at our U.K. flare countermeasure operations. Earnings at our U.K. flare countermeasure operations benefited from international shipments, which had been delayed at October 30, 2009. Our engineered materials operations improved their profitability as a percentage of sales compared with the prior-year period with lower sales volumes due to strong cost control.

On January 26, 2009, we acquired Racal Acoustics for £122.6 million or $171.3 million. Racal Acoustics develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics market segment. The acquisition was funded with cash proceeds from the sale of U.K.-based Muirhead and Traxsys and our line of credit. To facilitate the acquisition of Racal Acoustics, we executed a $159.7 million U.S. dollar-denominated intercompany loan with a wholly owned subsidiary, for which its functional currency is the pound sterling. Due to our holding of pounds sterling to fund the acquisition during a period of foreign exchange volatility, we incurred a $7.9 million foreign currency transaction loss in January 2009, which was recorded in other expense.

Interest expense for the first fiscal quarter of 2010 was $8.0 million compared with $6.7 million for the first fiscal quarter of 2009, reflecting higher borrowings during most of the first fiscal quarter of 2010.

The effective income tax rate for the first fiscal quarter of 2010 was 25.5% (before a $0.3 million tax expense) compared with 18.9% (before a $0.4 million tax benefit) for the prior-year period. The $0.3 million tax expense in the first fiscal quarter of 2010 was the result of a change in the tax law of France. The $0.4 million tax benefit in the first fiscal quarter of 2009 was the result of two events. The first event was a $2.0 million reduction of previously recorded withholding tax liabilities as a result of the enactment of a U.S.-Canadian tax treaty. The second event was the recording of a $1.6 million penalty due to a development with regard to certain foreign tax laws. The effective tax rate differed from the statutory rate in the first fiscal quarters of 2010 and 2009, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next 12 months, $6.7 million of unrecognized foreign tax benefits associated with losses on the disposition of assets could decrease as a result of the expiration of a statute of limitations and be recognized in net income.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

We use forward contracts to hedge our foreign currency exchange risk. To the extent that these hedges qualify under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in currency other than the functional currency of the Company for the first fiscal quarter of 2010 and 2009 are as follows:

(In thousands)	Three Months Ended
	January 29, 2010	January 30, 2009

Forward foreign currency contracts – gain (loss)	$114	$(3,844)
Forward foreign currency contracts – reclassified from AOCI	1,998	(5,422)
Embedded derivatives – gain (loss)	(425)	711
Revaluation of monetary assets/liabilities – loss	(800)	(9,130)

Total	$887	$(17,685)

New orders for the first fiscal quarter of 2010 were $342.8 million compared with $370.2 million for the same period in 2009. The decrease in orders principally reflected approximately $65.2 million in backlog acquired from the Racal Acoustics and NMC acquisitions in the first fiscal quarter of 2009. Backlog was $1.1 billion compared with $1.2 billion at the end of the prior-year period and $1.1 billion at the end of fiscal 2009.

Liquidity and Capital Resources

Cash and cash equivalents at January 29, 2010, totaled $187.1 million, an increase of $10.3 million from October 30, 2009. Net working capital increased to $509.4 million at January 29, 2010, from $502.4 million at October 30, 2009. Sources and uses of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $30.4 million and $4.2 million in the first fiscal quarter of 2010 and 2009, respectively. The increase principally reflected higher cash receipts and lower payments for inventory.

Cash flows used by investing activities were $14.8 million and $195.3 million in the first fiscal quarter of 2010 and 2009, respectively. Cash flows used by investing activities in the first fiscal quarter of 2010 primarily reflected cash paid for capital expenditures. Cash flows used by investing activities in the prior-year period reflected approximately $250.8 million for the acquisitions of NMC and Racal Acoustics, and $7.5 million in purchases of capital assets, partially offset by proceeds from the sale of Muirhead and Traxsys of $62.9 million.

Cash flows used by financing activities were $3.3 million in the first fiscal quarter of 2010 and principally reflected cash payments on our credit facilities and long-term debt. Cash flows provided by financing activities were $114.0 million in the first fiscal quarter of 2009 and principally reflected a $113.7 million increase in our credit facility to finance the Racal Acoustics acquisition.

On December 15, 2008, the Company acquired all of the outstanding capital stock of NMC Group, Inc. (NMC) for approximately $90.1 million in cash, including acquisition costs. The acquisition was funded from existing cash. NMC designs and manufactures specialized light-weight fasteners principally for commercial aviation applications.

On January 26, 2009, the Company acquired all of the outstanding capital stock of Racal Acoustics Global Ltd. (Racal Acoustics) for approximately $171.3 million in cash, including acquisition costs. Racal Acoustics develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics segment. The acquisition was funded from proceeds from the sale of Muirhead and Traxsys and our credit facility.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $50.0 million during fiscal 2010, compared with $87.4 million expended in fiscal 2009. Capital expenditures for fiscal 2009 included $28.2 million under a capitalized lease obligation related to our newly constructed facility for an avionics controls operation and a facility expansion for an interface technologies facility. Capital expenditures for the first fiscal quarter of 2010 totaled $20.1 million, primarily for machinery and equipment, building, construction in process, and enhancements to information systems. Capital expenditures for the first quarter of 2010 included $6.0 million under capitalized lease obligations for our newly constructed avionics and controls facility and facility expansion noted above.

Total debt at January 29, 2010, was $534.0 million and consisted of $175.0 million of Senior Notes due in 2017, $175.9 million of Senior Subordinated Notes due in 2013, $125.0 million of the U.S. Term Loan, $2.2 million of deferred gain on a terminated interest rate swap, $42.0 million under capital lease obligations, and $13.9 million under our credit facility and various foreign currency debt agreements and other debt agreements.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through fiscal 2010.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 30, 2009, that may cause our or the industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first three months of fiscal 2010. A discussion of our exposure to market risk is provided in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2009.

Item 4.	Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 29, 2010. Based upon that evaluation, they concluded as of January 29, 2010, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of January 29, 2010, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 6.                 Exhibits

10.1	Esterline Technologies Corporation Fiscal Year 2010 Annual Incentive Plan.

10.2	Esterline Technologies Corporation Long-Term Incentive Plan.

10.3	Summary of Non-Employee Director Compensation for Services on the Board of Directors of Esterline Technologies Corporation.

10.4	Lease Extension Agreement between Weir Redevelopment Company and Kirkhill TA Corporation dated October 30, 2009.

11	Schedule setting forth computation of basic and diluted earnings per common share for the three month periods ended January 29, 2010, and January 30, 2009.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of R. Bradley Lawrence) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: March 4, 2010	By:	/s/ Robert D. George
Robert D. George Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)