Form 10-Q
period 2010-04-30
ESTERLINE TECHNOLOGIES CORP
filed 2010-06-03
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number  1-6357

        ESTERLINE TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2595091
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of June 3, 2010, 30,022,571 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of April 30, 2010 and October 30, 2009

(In thousands, except share amounts)

	April 30, 2010	October 30, 2009
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$223,665	$176,794
Accounts receivable, net of allowances of $4,915 and $5,297	278,580	270,976
Inventories
Raw materials and purchased parts	115,249	115,215
Work in process	93,665	98,340
Finished goods	53,875	61,727

	262,789	275,282

Income tax refundable	4,299	7,638
Deferred income tax benefits	38,029	31,434
Prepaid expenses	18,490	17,425
Other current assets	14,684	17,048

Total Current Assets	840,536	796,597

Property, Plant and Equipment	531,766	515,828
Accumulated depreciation	259,138	252,577

	272,628	263,251

Other Non-Current Assets
Goodwill	732,140	736,808
Intangibles, net	397,421	422,082
Debt issuance costs, net of accumulated amortization of $8,795 and $7,842	6,182	7,136
Deferred income tax benefits	81,408	79,114
Other assets	13,419	9,259

	$2,343,734	$2,314,247

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of April 30, 2010 and October 30, 2009

(In thousands, except share amounts)

	April 30, 2010	October 30, 2009
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$76,083	$82,304
Accrued liabilities	181,654	191,667
Credit facilities	4,299	5,896
Current maturities of long-term debt	8,425	5,409
Deferred income tax liabilities	8,244	7,294
Federal and foreign income taxes	5,046	1,669

Total Current Liabilities	283,751	294,239

Long-Term Liabilities
Long-term debt, net of current maturities	528,638	520,158
Deferred income tax liabilities	126,379	130,456
Pension and post-retirement obligations	92,475	93,615
Other liabilities	23,923	20,027

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 30,008,729 and 29,773,630 shares	6,002	5,955
Additional paid-in capital	515,674	504,549
Retained earnings	775,234	732,861
Accumulated other comprehensive income (loss)	(11,151)	9,656

Total Esterline shareholders’ equity	1,285,759	1,253,021
Noncontrolling interests	2,809	2,731

Total Shareholders’ Equity	1,288,568	1,255,752

	$2,343,734	$2,314,247

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Six Month Periods Ended April 30, 2010 and May 1, 2009

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009

Net Sales	$387,620	$359,502	$726,980	$669,219
Cost of Sales	258,422	246,904	493,253	454,469

	129,198	112,598	233,727	214,750
Expenses
Selling, general & administrative	65,294	54,619	127,609	114,344
Research, development & engineering	18,477	18,294	35,524	35,692
Other (income) expense	(38)	2,714	3	7,728

Total Expenses	83,733	75,627	163,136	157,764

Operating Earnings From Continuing Operations	45,465	36,971	70,591	56,986
Interest Income	(20)	(370)	(403)	(781)
Interest Expense	7,348	7,610	15,309	14,346

Income From Continuing Operations Before Income Taxes	38,137	29,731	55,685	43,421
Income Tax Expense	8,465	4,316	13,234	6,484

Income From Continuing Operations Including Noncontrolling Interests	29,672	25,415	42,451	36,937
Income Attributable to Noncontrolling Interests	(24)	(77)	(78)	(112)

Income From Continuing Operations Attributable to Esterline, Net of Tax	29,648	25,338	42,373	36,825

Income From Discontinued Operations Attributable to Esterline, Net of Tax	0	375	0	15,831

Net Earnings Attributable to Esterline	$29,648	$25,713	$42,373	$52,656

	Three Months Ended		Six Months Ended
	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009

Earnings Per Share Attributable to Esterline – Basic:
Continuing operations	$.99	$.85	$1.42	$1.24
Discontinued operations	.00	.02	.00	.53

Earnings Per Share Attributable to Esterline – Basic	$.99	$.87	$1.42	$1.77

Earnings Per Share Attributable to Esterline – Diluted:
Continuing operations	$.98	$.85	$1.40	$1.23
Discontinued operations	.00	.01	.00	.53

Earnings Per Share Attributable to Esterline – Diluted	$.98	$.86	$1.40	$1.76

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Month Periods Ended April 30, 2010 and May 1, 2009

(Unaudited)

(In thousands)

	Six Months Ended
	April 30, 2010	May 1, 2009

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$42,451	$52,768
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	36,381	31,055
Deferred income taxes	(8,496)	(5,703)
Share-based compensation	3,431	3,737
Gain on sale of discontinued operation	0	(26,481)
Working capital changes, net of effect of acquisitions
Accounts receivable	(7,834)	41,506
Inventories	8,640	(18,497)
Prepaid expenses	(1,242)	(2,145)
Other current assets	(2,779)	870
Accounts payable	(4,025)	(19,500)
Accrued liabilities	(9,998)	(11,490)
Federal and foreign income taxes	7,409	(9,284)
Other liabilities	5,188	7,959
Other, net	2,578	(4,508)

	71,704	40,287

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(25,585)	(20,884)
Proceeds from sale of discontinued operation, net of cash	0	62,944
Proceeds from sale of capital assets	97	365
Acquisitions of businesses, net of cash acquired	(768)	(250,821)

	(26,256)	(208,396)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Month Periods Ended April 30, 2010 and May 1, 2009

(Unaudited)

(In thousands)

	Six Months Ended
	April 30, 2010	May 1, 2009

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	6,413	2,121
Excess tax benefits from stock options exercised	1,328	8
Debt and other issuance costs	0	(1,304)
Net change in credit facilities	(1,677)	(2,818)
Proceeds from issuance of long-term debt	1,961	125,000
Repayment of long-term debt	(2,153)	(731)

	5,872	122,276

Effect of Foreign Exchange Rates on Cash	(4,449)	594

Net Increase (Decrease) in Cash and Cash Equivalents	46,871	(45,239)

Cash and Cash Equivalents – Beginning of Period	176,794	160,645

Cash and Cash Equivalents – End of Period	$223,665	$115,406

Supplemental Cash Flow Information
Cash Paid for Interest	$14,380	$13,153
Cash Paid for Taxes	14,364	27,657

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended April 30, 2010 and May 1, 2009

1.	The consolidated balance sheet as of April 30, 2010, the consolidated statement of operations for the three and six month periods ended April 30, 2010, and May 1, 2009, and the consolidated statement of cash flows for the six month periods ended April 30, 2010, and May 1, 2009, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2009, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 712,570 and 1,544,020 in the second fiscal quarters of 2010 and 2009, respectively. Shares used for calculating earnings per share are disclosed in the following table.

(In thousands)	Three Months Ended		Six Months Ended
	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009

Shares Used for Basic Earnings Per Share	29,908	29,705	29,848	29,684
Shares Used for Diluted Earnings Per Share	30,406	29,829	30,312	29,847

5.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued a standard that significantly changes the way companies account for business combinations. The standard requires more assets acquired and more liabilities assumed to be measured at fair value on the date of acquisition. Under the standard, acquisition-related transaction costs are expensed when incurred and are no longer included in goodwill as a cost of acquiring the business. The standard also requires acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of the contingent consideration in earnings. In addition, restructuring costs the acquirer expects, but is not obligated to incur, will be recognized separately from the business acquisition. The Company adopted this standard in the first quarter of fiscal 2010. The new standard is applied prospectively to all business combinations with an acquisition date on or after October 31, 2009. No business combination transactions occurred in the six months ended April 30, 2010.

In December 2007, the Financial Accounting Standards Board issued a standard that changes the way companies account for and report noncontrolling interests (minority interests) of consolidated subsidiaries. The Company adopted this standard in the first quarter of fiscal year 2010 with no impact to the Company’s financial statements other than the Company has changed the presentation of noncontrolling interests on the Consolidated Balance Sheet and Consolidated Statement of Operations. Noncontrolling interests of $2.8 million at April 30, 2010, and $2.7 million of noncontrolling interests at October 30, 2009, are now included within Equity.

6.	The Company’s comprehensive income (loss) is as follows:

(In thousands)	Three Months Ended		Six Months Ended
	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009

Net Earnings	$29,648	$25,713	$42,373	$52,656
Change in Fair Value of Derivative Financial Instruments, Net of Tax (1)	3,716	9,461	1,889	9,986
Pension and Post-retirement Obligations, Net of Tax (2)	2,016	(202)	2,104	222
Foreign Currency Translation Adjustment	(5,528)	25,841	(24,800)	(1,214)

Comprehensive Income	$29,852	$60,813	$21,566	$61,650

(1)	Net of tax expense of $(1,526) and $(4,214) for the second fiscal quarter of 2010 and 2009, respectively.
Net of tax expense of $(855) and $(4,545) for the first six months of fiscal 2010 and 2009, respectively.

(2)	Net of tax (expense) benefit of $(1,225) and $58 for the second fiscal quarter of 2010 and 2009, respectively.
Net of tax expense of $(1,026) and $(124) for the first six months of fiscal 2010 and 2009, respectively.

The Company’s accumulated other comprehensive income (loss) is comprised of the following:

(In thousands)	April 30, 2010	October 30, 2009

Currency translation adjustment	$28,358	$53,158
Net unrealized gain on derivative contracts	13,254	11,365
Pension and post-retirement obligations	(52,763)	(54,867)

Total accumulated other comprehensive income (loss)	$(11,151)	$9,656

7.	On January 26, 2009, the Company acquired all of the outstanding capital stock of Racal Acoustics Global Ltd. (Racal Acoustics) for approximately £122.6 million, or $171.3 million in cash, including acquisition costs. Racal Acoustics develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics segment. The acquisition expands the scale of the Company’s existing avionics and controls business. Racal Acoustics is included in the Avionics & Controls segment.

The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price includes the value of future development of existing technologies, the introduction of new technologies, and the addition of new customers. These factors resulted in recording goodwill of $94.0 million. The amount allocated to goodwill is not deductible for income tax purposes.

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

The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price includes the value of future development of existing technologies, the introduction of new technologies, and the addition of new customers. These factors resulted in the recording of goodwill of $40.8 million. The amount allocated to goodwill is deductible for income tax purposes.

(In thousands)

As of December 15, 2008

Current assets	$7,925
Property, plant and equipment	3,246
Intangible assets subject to amortization Programs (15 year weighted average useful life)	39,580
Goodwill	40,796
Other assets	19

Total assets acquired	91,566

Current liabilities assumed	1,427

Net assets acquired	$90,139

8.	On November 3, 2008, the Company sold U.K.-based Muirhead Aerospace Limited and Traxsys Input Products Limited, which were included in the Sensors & Systems segment, for approximately U.K. £40.0 million or $63.4 million, resulting in an after-tax gain of $15.8 million. As a result, the consolidated income statement presents Muirhead Aerospace Limited and Traxsys Input Products Limited as discontinued operations.

The operating results of the discontinued operations for the three and six month periods ended May 1, 2009, consisted of the following:

(In thousands)	Three Months Ended	Six Months Ended

Sales	$0	$0
Income from discontinued operations before income taxes	102	26,481
Income tax expense (benefit)	(273)	10,650

Income from discontinued operations	$375	$15,831

9.	The effective income tax rate for the first six months of 2010 was 22.9% (before a $0.5 million discrete tax expense) compared with 14.2% (before a $0.3 million discrete tax expense) for the prior-year period. The $0.5 million tax expense in the first six months of 2010 was related mainly to tax law changes in France. The $0.3 million tax expense in the first six months of 2009 was the result of three events. The first event was a $2.0 million tax benefit for the reduction of previously recorded withholding tax liabilities as a result of the enactment of a U.S.-Canadian tax treaty. The second event was the recording of a $1.6 million tax expense as a result of accruing a penalty due to a development with regard to certain foreign tax laws. The third event was a $0.7 million expense resulting from the reversal of previously recorded tax benefits associated with the implementation of CMC’s SADI program. The effective tax rate differed from the statutory rate in the first six months of 2010 and 2009, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next 12 months, a previously recorded $7.1 million liability for unrecognized foreign tax benefits associated with losses on the disposition of assets could decrease as a result of the expiration of a statute of limitations.

10.	As of April 30, 2010, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the first six months of 2010 and 2009 was $3.4 million and $3.7 million, respectively. During the first six months of 2010 and 2009, the Company issued 235,099 and 79,887 shares, respectively, under its employee stock plans.

Employee Stock Purchase Plan

The Company converted the ESPP to a “safe harbor” design on December 16, 2008. Under the safe harbor design, shares are purchased by participants at 95% of the market value on the purchase date and, therefore, compensation cost is no longer recorded under the ESPP.

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 355,800 options and 399,400 options in the six month periods ended April 30, 2010, and May 1, 2009, respectively. The weighted-average grant date fair value of options granted during the six month periods ended April 30, 2010, and May 1, 2009, was $21.38 per share and $15.76 per share, respectively.

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

Six Months Ended
	April 30, 2010	May 1, 2009

Volatility	43.0 – 43.2%	36.8 – 43.1%
Risk-free interest rate	2.42 – 4.0%	1.43 – 3.12%
Expected life (years)	4.5 – 9.5	4.5 – 9.5
Dividends	0	0

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

Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 164,199 options in fiscal 2009, with a grant date fair value of $7.49 per share. The fair value of the awards under the employee sharesave scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect at the time of the grant.

May 1, 2009

Volatility	50.08%
Risk-free interest rate	0.58%
Expected life (years)	3
Dividends	0

11.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC. Components of periodic pension cost consisted of the following:

(In thousands)	Three Months Ended		Six Months Ended
	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009
Components of Net Periodic Pension Cost
Service cost	$1,901	$1,444	$3,791	$2,919
Interest cost	4,543	4,568	9,038	9,143
Expected return on plan assets	(4,406)	(3,507)	(8,779)	(7,016)
Amortization of prior service cost	5	4	10	4
Amortization of actuarial loss	1,871	1,007	3,697	2,005

Net Periodic Cost	$3,914	$3,516	$7,757	$7,055

The Company’s principal post-retirement plans include non-U.S. plans, which are non-contributory healthcare and life insurance plans. The components of expense of these other retirement benefits consisted of the following:

(In thousands)	Three Months Ended		Six Months Ended
	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009
Components of Net Periodic Pension Cost
Service cost	$80	$80	$158	$162
Interest cost	176	160	350	321
Amortization of actuarial gain	(19)	(18)	(38)	(37)

Net Periodic Cost	$237	$222	$470	$446

12.	Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value. An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy of fair value measurements is described below:

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at April 30, 2010, and October 30, 2009.

(In thousands)	Level 2
	April 30, 2010	October 30, 2009
Assets:
Derivative contracts designated as hedging instruments	$18,153	$16,590
Derivative contracts not designated as hedging instruments	$213	$442
Embedded derivatives	$53	$0

Liabilities:
Derivative contracts designated as hedging instruments	$2,694	$181
Derivative contracts not designated as hedging instruments	$1,502	$1,405
Embedded derivatives	$1,915	$588

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of April 30, 2010. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of April 30, 2010, and October 30, 2009, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $291.1 million and $275.3 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In June 2009, the Company entered into an interest rate swap agreement on the $175.0 million Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed interest rate of 7.75% for a variable interest rate on the $175.0 million principal amount outstanding. The variable interest rate is based upon LIBOR plus 5.37% and was 5.60% at April 30, 2010. The fair value of the Company’s interest rate swap was a $1.3 million asset at April 30, 2010, and was estimated by discounting expected cash flows using market interest rates. The Company records interest receivable and interest payable on the interest rate swap on a net basis. The Company recognized a net interest receivable of $1.4 million at April 30, 2010. A $2.9 million deferred gain on a terminated interest rate swap is being amortized in proportion to the repayment of the underlying debt. The unamortized balance at April 30, 2010, was $2.0 million. The gain will be amortized through 2013.

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

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at April 30, 2010, and October 30, 2009, consisted of:

(In thousands)		Fair Value
	Classification	April 30, 2010	October 30, 2009
Foreign currency forward exchange contracts	Other current assets	$14,750	$17,032
Foreign currency forward exchange contracts	Other assets	$3,616	$0
Foreign currency forward exchange contracts	Accrued liabilities	$3,876	$1,586
Foreign currency forward exchange contracts	Other liabilities	$320	$0
Embedded derivative instruments	Other current assets	$53	$0
Embedded derivative instruments	Accrued liabilities	$62	$588
Embedded derivative instruments	Other liabilities	$1,853	$0
Interest rate swap	Long-term debt, net of current maturities	$1,295	$(269)

The effect of derivative instruments on the Consolidated Statement of Operations for the three and six month periods ended April 30, 2010, and May 1, 2009, consisted of:

(In thousands)		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009
Fair Value Hedges:
Interest rate swap contracts	Interest Expense	$1,103	$161	$1,735	$242
Embedded derivatives	Sales	$(775)	$(2,020)	$(1,202)	$(1,777)

Cash Flow Hedges:
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCI (effective portion)	AOCI	$2,904	$19,238	$(1,583)	$25,520
Amount of gain (loss) reclassified from AOCI into income	Sales	$2,338	$(5,564)	$4,326	$(10,989)

Net Investment Hedges:
U.K. term loan	AOCI	$0	$(838)	$0	$2,612

During the first six months of 2010 and 2009, the Company recorded losses of $1.2 million and $1.9 million, respectively, on foreign currency forward exchange contracts that have not been designated as an accounting hedge. These foreign currency exchange losses are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first six months of 2010 and 2009. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first six months of 2010 and 2009.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $12.9 million of net gain into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at April 30, 2010, is 24 months.

14.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended		Six Months Ended
	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009
Sales
Avionics & Controls	$198,719	$169,111	$368,976	$297,579
Sensors & Systems	80,346	86,755	155,088	171,310
Advanced Materials	108,555	103,636	202,916	200,330

Total Sales	$387,620	$359,502	$726,980	$669,219

Income from Continuing Operations
Avionics & Controls	$28,461	$21,685	$47,893	$36,160
Sensors & Systems	8,693	9,899	13,789	20,151
Advanced Materials	17,127	14,359	25,857	24,333

Segment Earnings	54,281	45,943	87,539	80,644

Corporate expense	(8,854)	(6,258)	(16,945)	(15,930)
Other income (expense)	38	(2,714)	(3)	(7,728)
Interest income	20	370	403	781
Interest expense	(7,348)	(7,610)	(15,309)	(14,346)

	$38,137	$29,731	$55,685	$43,421

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

16.

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of April 30, 2010, and October 30, 2009, and for the applicable periods ended April 30, 2010, and May 1, 2009, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Credit Agreement, Senior Subordinated Notes due 2013 (Senior Subordinated Notes) and Senior Notes due 2017 (Senior Notes) which include Advanced Input Devices, Inc., Amtech Automated Manufacturing Technology, Angus Electronics Co., Armtec Countermeasures Co., Armtec Countermeasures TNO Co., Armtec Defense Products Co., AVISTA, Incorporated, BVR Technologies Co., CMC DataComm Inc., CMC Electronics Acton Inc., CMC Electronics Aurora Inc., EA Technologies Corporation, Equipment Sales Co., Esterline Canadian Holding Corporation, Esterline International Company, Esterline Sensors Services Americas, Inc., Esterline Technologies Holdings Limited, Esterline Technologies Ltd. (England), H.A. Sales Co., Hauser Inc., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach International Mexico S. de R.L. de C.V. (Mexico), Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., NMC Group, Inc., Norwich Aero Products, Inc., Palomar Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., Racal Acoustics Inc., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Acoustics Holdco Limited, Auxitrol S.A., BAE Systems Canada/Air TV LLC, CMC Electronics Inc., CMC Electronics ME Inc., Darchem Engineering Ltd., Darchem Holding Ltd., Esterline Acquisition Ltd., Esterline Canadian Acquisition Corporation, Esterline Canada Limited Partnership, Esterline Foreign Sales Corporation, Esterline Input Devices Asia Ltd., Esterline Input Devices (Shanghai) Ltd., Esterline Mexico S. de R.L. de C.V., Esterline Sensors Services Asia PTE Ltd., Esterline Technologies Acquisition Ltd., Esterline Technologies Denmark ApS, Esterline Technologies Europe Limited, Guizhou Leach-Tianyi Aviation Electrical Company Ltd., Leach International Asia-Pacific Ltd., Leach International Europe S.A., Leach International Germany GmbH, Leach International U.K. Ltd., Leach Italia Srl., LRE Medical GmbH, Pressure Systems International Ltd., Rag Newco Ltd., Racal Acoustics Global Ltd., Racal Acoustics Group Ltd., Racal Acoustics Holdings Limited, Racal Acoustics Limited, TA Mfg. Ltd., UKCI Limited, Wallop Defence Systems Ltd., Wallop Industries Ltd., Weston Aero 2003, and Weston Aerospace Ltd. Muirhead Aerospace Limited (Muirhead), Norcroft Dynamics Ltd. (Norcroft), and Traxsys Input Products Ltd. (Traxsys), were Non-Guarantor Subsidiaries as of October 30, 2009. As explained in Note 8, Muirhead, Norcroft, and Traxsys were sold on November 3, 2008, and, accordingly, Muirhead, Norcroft, and Traxsys were excluded from the Condensed Consolidating Balance Sheet at May 1, 2009, and accounted for as a discontinued operation in the Condensed Consolidating Statement of Operations and Cash Flows for the six month period ended May 1, 2009. The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies

Corporation and have fully and unconditionally, jointly and severally, guaranteed the Credit Agreement, the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Balance Sheet as of April 30, 2010.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$80,563	$5,335	$137,767	$0	$223,665
Accounts receivable, net	31	116,652	161,897	0	278,580
Inventories	0	121,819	140,970	0	262,789
Income tax refundable	0	0	4,299	0	4,299
Deferred income tax benefits	23,193	(1,641)	16,477	0	38,029
Prepaid expenses	0	6,607	11,883	0	18,490
Other current assets	0	1	14,683	0	14,684

Total Current Assets	103,787	248,773	487,976	0	840,536

Property, Plant & Equipment, Net	1,350	165,880	105,398	0	272,628
Goodwill	0	249,494	482,646	0	732,140
Intangibles, Net	0	95,983	301,438	0	397,421
Debt Issuance Costs, Net	6,182	0	0	0	6,182
Deferred Income Tax Benefits	44,127	3,474	33,807	0	81,408
Other Assets	1,224	1,767	10,428	0	13,419
Amounts Due (To) From Subsidiaries	0	199,490	0	(199,490)	0
Investment in Subsidiaries	1,798,645	251,641	248,979	(2,299,265)	0

Total Assets	$1,955,315	$1,216,502	$1,670,672	$(2,498,755)	$2,343,734

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$537	$26,068	$49,478	$0	$76,083
Accrued liabilities	9,322	63,817	108,515	0	181,654
Credit facilities	0	0	4,299	0	4,299
Current maturities of long-term debt	7,813	325	287	0	8,425
Deferred income tax liabilities	376	279	7,589	0	8,244
Federal and foreign income taxes	(10,429)	(3,316)	18,791	0	5,046

Total Current Liabilities	7,619	87,173	188,959	0	283,751

Long-Term Debt, Net	468,939	44,323	15,376	0	528,638
Deferred Income Tax Liabilities	35,988	61	90,330	0	126,379
Pension and Post-Retirement Obligations	12,540	50,472	29,463	0	92,475
Other Liabilities	8,610	279	15,034	0	23,923
Amounts Due To (From) Subsidiaries	135,860	0	149,450	(285,310)	0
Shareholders’ Equity	1,285,759	1,034,194	1,182,060	(2,213,445)	1,288,568

Total Liabilities and Shareholders’ Equity	$1,955,315	$1,216,502	$1,670,672	$(2,498,755)	$2,343,734

Condensed Consolidating Statement of Operations for the three month period ended April 30, 2010.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$200,359	$187,742	$(481)	$387,620
Cost of Sales	0	132,614	126,289	(481)	258,422

	0	67,745	61,453	0	129,198
Expenses
Selling, general and administrative	0	29,325	35,969	0	65,294
Research, development and engineering	0	8,074	10,403	0	18,477
Other income	0	0	(38)	0	(38)

Total Expenses	0	37,399	46,334	0	83,733

Operating Earnings From Continuing Operations	0	30,346	15,119	0	45,465
Interest Income	(3,899)	(624)	(9,857)	14,360	(20)
Interest Expense	6,525	4,893	10,290	(14,360)	7,348

Income (Loss) From Continuing Operations Before Taxes	(2,626)	26,077	14,686	0	38,137
Income Tax Expense (Benefit)	(532)	5,703	3,294	0	8,465

Income (Loss) From Continuing Operations Including Noncontrolling Interests	(2,094)	20,374	11,392	0	29,672
Income Attributable to Noncontrolling Interests	0	0	(24)	0	(24)

Income (Loss) From Continuing Operations Attributable to Esterline	(2,094)	20,374	11,368	0	29,648
Equity in Net Income of Consolidated Subsidiaries	31,742	3,276	562	(35,580)	0

Net Income (Loss) Attributable to Esterline	$29,648	$23,650	$11,930	$(35,580)	$29,648

Condensed Consolidating Statement of Operations for the six month period ended April 30, 2010.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$372,185	$355,276	$(481)	$726,980
Cost of Sales	0	249,477	244,257	(481)	493,253

	0	122,708	111,019	0	233,727
Expenses
Selling, general and administrative	0	59,581	68,028	0	127,609
Research, development and engineering	0	14,205	21,319	0	35,524
Other expense	0	0	3	0	3

Total Expenses	0	73,786	89,350	0	163,136

Operating Earnings From Continuing Operations	0	48,922	21,669	0	70,591
Interest Income	(7,779)	(1,254)	(19,970)	28,600	(403)
Interest Expense	13,164	9,881	20,864	(28,600)	15,309

Income (Loss) From Continuing Operations Before Taxes	(5,385)	40,295	20,775	0	55,685
Income Tax Expense (Benefit)	(1,234)	9,202	5,266	0	13,234

Income (Loss) From Continuing Operations Including Noncontrolling Interests	(4,151)	31,093	15,509	0	42,451
Income Attributable to Noncontrolling Interests	0	0	(78)	0	(78)

Income (Loss) From Continuing Operations Attributable to Esterline	(4,151)	31,093	15,431	0	42,373
Equity in Net Income of Consolidated Subsidiaries	46,524	6,581	304	(53,409)	0

Net Income (Loss) Attributable to Esterline	$42,373	$37,674	$15,735	$(53,409)	$42,373

Condensed Consolidating Statement of Cash Flows for the six month period ended April 30, 2010.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$42,373	$37,674	$15,813	$(53,409)	$42,451
Depreciation & amortization	0	16,163	20,218	0	36,381
Deferred income taxes	(3,074)	43	(5,465)	0	(8,496)
Share-based compensation	0	1,573	1,858	0	3,431
Working capital changes, net of effect of acquisitions
Accounts receivable	(31)	3,048	(10,851)	0	(7,834)
Inventories	0	27	8,613	0	8,640
Prepaid expenses	0	(1,658)	416	0	(1,242)
Other current assets	0	(1)	(2,778)	0	(2,779)
Accounts payable	(41)	3,124	(7,108)	0	(4,025)
Accrued liabilities	(3,855)	2,069	(8,212)	0	(9,998)
Federal & foreign income taxes	2,069	(1,930)	7,270	0	7,409
Other liabilities	3,866	(1,074)	2,396	0	5,188
Other, net	(1)	125	2,454	0	2,578

	41,306	59,183	24,624	(53,409)	71,704

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(55)	(8,652)	(16,878)	0	(25,585)
Proceeds from sale of capital assets	0	92	5	0	97
Acquisitions of businesses, net of cash acquired	0	(360)	(408)	0	(768)

	(55)	(8,920)	(17,281)	0	(26,256)

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	6,413	0	0	0	6,413
Excess tax benefits from stock options exercised	1,328	0	0	0	1,328
Net change in credit facilities	0	0	(1,677)	0	(1,677)
Proceeds from issuance of long-term debt	0	0	1,961	0	1,961
Repayment of long-term debt	(1,885)	(200)	(68)	0	(2,153)
Net change in intercompany financing	(14,452)	(49,345)	10,388	53,409	0

	(8,596)	(49,545)	10,604	53,409	5,872

Effect of foreign exchange rates on cash	1	(4)	(4,446)	0	(4,449)

Net increase (decrease) in cash and cash equivalents	32,656	714	13,501	0	46,871
Cash and cash equivalents – beginning of year	47,907	4,621	124,266	0	176,794

Cash and cash equivalents – end of year	$80,563	$5,335	$137,767	$0	$223,665

Condensed Consolidating Balance Sheet as of October 30, 2009.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$47,907	$4,621	$124,266	$0	$176,794
Accounts receivable, net	0	119,700	151,276	0	270,976
Inventories	0	121,846	153,436	0	275,282
Income tax refundable	0	0	7,638	0	7,638
Deferred income tax benefits	21,417	(2,172)	12,189	0	31,434
Prepaid expenses	0	4,949	12,476	0	17,425
Other current assets	0	0	17,048	0	17,048

Total Current Assets	69,324	248,944	478,329	0	796,597

Property, Plant & Equipment, Net	1,527	160,099	101,625	0	263,251
Goodwill	0	249,134	487,674	0	736,808
Intangibles, Net	0	100,185	321,897	0	422,082
Debt Issuance Costs, Net	7,136	0	0	0	7,136
Deferred Income Tax Benefits	43,514	3,623	31,977	0	79,114
Other Assets	(72)	1,650	7,681	0	9,259
Amounts Due To (From) Subsidiaries	0	159,482	0	(159,482)	0
Investment in Subsidiaries	1,751,705	245,060	248,675	(2,245,440)	0

Total Assets	$1,873,134	$1,168,177	$1,677,858	$(2,404,922)	$2,314,247

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$578	$22,944	$58,782	$0	$82,304
Accrued liabilities	13,446	61,748	116,473	0	191,667
Credit facilities	0	0	5,896	0	5,896
Current maturities of long-term debt	4,688	351	370	0	5,409
Deferred income tax liabilities	1,455	227	5,612	0	7,294
Federal and foreign income taxes	(12,498)	(1,386)	15,553	0	1,669

Total Current Liabilities	7,669	83,884	202,686	0	294,239

Long-Term Debt, Net	472,385	36,259	11,514	0	520,158
Deferred Income Tax Liabilities	34,263	(312)	96,505	0	130,456
Pension and Post-Retirement Obligations	11,892	51,825	29,898	0	93,615
Other Liabilities	9,020	0	11,007	0	20,027
Amounts Due To (From) Subsidiaries	84,884	0	136,864	(221,748)	0
Shareholders’ Equity	1,253,021	996,521	1,189,384	(2,183,174)	1,255,752

Total Liabilities and Shareholders’ Equity	$1,873,134	$1,168,177	$1,677,858	$(2,404,922)	$2,314,247

Condensed Consolidating Statement of Operations for the three month period ended May 1, 2009.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$201,402	$158,361	$(261)	$359,502
Cost of Sales	0	133,132	114,033	(261)	246,904

	0	68,270	44,328	0	112,598

Expenses
Selling, general and administrative	0	29,404	25,215	0	54,619
Research, development and engineering	0	7,767	10,527	0	18,294
Other expense (income)	2,664	(31)	81	0	2,714

Total Expenses	2,664	37,140	35,823	0	75,627

Operating Earnings From Continuing Operations	(2,664)	31,130	8,505	0	36,971
Interest Income	(5,983)	(1,116)	(8,769)	15,498	(370)
Interest Expense	7,270	6,114	9,724	(15,498)	7,610

Income (Loss) From Continuing Operations Before Taxes	(3,951)	26,132	7,550	0	29,731
Income Tax Expense (Benefit)	(445)	3,409	1,352	0	4,316

Income (Loss) From Continuing Operations Including Noncontrolling Interests	(3,506)	22,723	6,198	0	25,415
Income Attributable to Noncontrolling Interests	0	0	(77)	0	(77)

Income (Loss) From Continuing Operations Attributable to Esterline	(3,506)	22,723	6,121	0	25,338
Income From Discontinued Operations Attributable to Esterline, Net of Tax	0	375	0	0	375
Equity in Net Income of Consolidated Subsidiaries	29,219	6,564	(1,001)	(34,782)	0

Net Income (Loss) Attributable to Esterline	$25,713	$29,662	$5,120	$(34,782)	$25,713

Condensed Consolidating Statement of Operations for the six month period ended May 1, 2009.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$388,582	$281,175	$(538)	$669,219
Cost of Sales	0	258,277	196,730	(538)	454,469

	0	130,305	84,445	0	214,750

Expenses
Selling, general and administrative	0	61,784	52,560	0	114,344
Research, development and engineering	0	15,434	20,258	0	35,692
Other expense (income)	3,914	10,656	(6,842)	0	7,728

Total Expenses	3,914	87,874	65,976	0	157,764

Operating Earnings From Continuing Operations	(3,914)	42,431	18,469	0	56,986
Interest Income	(11,207)	(2,223)	(16,141)	28,790	(781)
Interest Expense	13,594	11,237	18,305	(28,790)	14,346

Income (Loss) From Continuing Operations Before Taxes	(6,301)	33,417	16,305	0	43,421
Income Tax Expense (Benefit)	(888)	2,742	4,630	0	6,484

Income (Loss) From Continuing Operations Including Noncontrolling Interests	(5,413)	30,675	11,675	0	36,937
Income Attributable to Noncontrolling Interests	0	0	(112)	0	(112)

Income (Loss) From Continuing Operations Attributable to Esterline	(5,413)	30,675	11,563	0	36,825
Income From Discontinued Operations Attributable to Esterline, Net of Tax	0	15,831	0	0	15,831
Equity in Net Income of Consolidated Subsidiaries	58,069	7,843	5,345	(71,257)	0

Net Income (Loss) Attributable to Esterline	$52,656	$54,349	$16,908	$(71,257)	$52,656

Condensed Consolidating Statement of Cash Flows for the six month period ended May 1, 2009.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$52,656	$54,349	$17,020	$(71,257)	$52,768
Depreciation & amortization	0	15,125	15,930	0	31,055
Deferred income taxes	(1,914)	(82)	(3,707)	0	(5,703)
Share-based compensation	0	2,012	1,725	0	3,737
Gain on sale of discontinued operation	0	(26,481)	0	0	(26,481)
Working capital changes, net of effect of acquisitions
Accounts receivable	(635)	10,603	31,538	0	41,506
Inventories	0	(6,352)	(12,145)	0	(18,497)
Prepaid expenses	1,851	(1,381)	(2,615)	0	(2,145)
Other current assets	0	0	870	0	870
Accounts payable	80	(4,645)	(14,935)	0	(19,500)
Accrued liabilities	(3,589)	(10,477)	2,576	0	(11,490)
Federal & foreign income taxes	(15,071)	5,126	661	0	(9,284)
Other liabilities	6,201	(126)	1,884	0	7,959
Other, net	(494)	19	(4,033)	0	(4,508)

	39,085	37,690	34,769	(71,257)	40,287

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(2)	(12,998)	(7,884)	0	(20,884)
Proceeds from sale of discontinued operation, net of cash	0	62,944	0	0	62,944
Proceeds from sale of capital assets	0	323	42	0	365
Acquisitions of businesses, net of cash acquired	0	(89,635)	(161,186)	0	(250,821)

	(2)	(39,366)	(169,028)	0	(208,396)

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	2,121	0	0	0	2,121
Excess tax benefits from stock options exercised	8	0	0	0	8
Debt and other issuance costs	(1,304)	0	0	0	(1,304)
Net change in credit facilities	0	0	(2,818)	0	(2,818)
Proceeds from issuance of long-term debt	125,000	0	0	0	125,000
Repayment of long-term debt	(9)	(413)	(309)	0	(731)
Net change in intercompany financing	(207,455)	(17,359)	153,557	71,257	0

	(81,639)	(17,772)	150,430	71,257	122,276

Effect of foreign exchange rates on cash	2	(25)	617	0	594

Net increase (decrease) in cash and cash equivalents	(42,554)	(19,473)	16,788	0	(45,239)
Cash and cash equivalents – beginning of year	80,884	21,913	57,848	0	160,645

Cash and cash equivalents – end of year	$38,330	$2,440	$74,636	$0	$115,406

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business and strategic plan focuses on the continued development of our products principally for aerospace and defense markets. We are concentrating our efforts to expand our capabilities in these markets and anticipate the global needs of our customers and respond to such needs with comprehensive solutions. These efforts focus on continuous research and new product development, acquisitions and strategic realignments of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering.

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

During the first six months of fiscal 2010, our income from continuing operations was $42.4 million or $1.40 per diluted share compared to $36.8 million or $1.23 per diluted share during the prior-year period, reflecting strong sales and earnings from Avionics & Controls, improved results from Advanced Materials, and weak results from Sensors & Systems. Sales and operating earnings of Avionics & Controls increased 24.0% and 32.4%, respectively, over the prior-year period and reflected strong sales and gross margins of avionics systems for the T-6B military trainer and a military transport retrofit, as well as incremental sales from the acquisition of Racal Acoustics. Avionics & Controls sales and earnings also reflected strong sales and gross margins of interface technology devices. Advanced Materials results improved principally due to strong sales and gross margins from flare countermeasure devices. Sensors & Systems sales and earnings were weak compared to the prior-year period principally due to the downturn in commercial aviation. Income from continuing operations in the first six months of fiscal 2009 was impacted by a foreign currency loss of $7.9 million relating to the pound sterling-denominated funding of Racal Acoustics. Income from continuing operations in the first six months of fiscal 2010 reflected an effective tax rate of 22.9% compared to 14.2% in the prior-year period. The increase in the effective income tax rate from the prior-year period reflected a change in tax law in France, the expiration of U.S. research and development credits and changes in a U.S.-Canadian tax treaty. In addition, the prior-year period’s effective income tax rate reflected tax benefits associated with the $7.9 million foreign currency loss.

Income from discontinued operations for the first six months of fiscal 2009 was $0.53 per diluted share, reflecting the gain on sale of our U.K.-based Muirhead and Traxsys subsidiaries in November 2008.

Net income was $42.4 million, or $1.40 per diluted share, compared with net income of $52.7 million, or $1.76 per diluted share, in the prior-year period.

Results of Operations

Three Month Period Ended April 30, 2010, Compared with Three Month Period Ended May 1, 2009

Sales for the second fiscal quarter increased 7.8% over the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Three Months Ended
		April 30, 2010	May 1, 2009
Avionics & Controls	17.5%	$198,719	$169,111
Sensors & Systems	(7.4)%	80,346	86,755
Advanced Materials	4.7%	108,555	103,636

Total Net Sales		$387,620	$359,502

The 17.5% increase in sales of Avionics & Controls was principally due to increased sales volumes of cockpit avionics systems for military aviation. Avionics & Controls also benefited from stronger sales of interface technologies devices to the medical market and the casino gaming industry. These increases were partially offset by lower sales of cockpit controls for commercial and military aviation OEM and after-market customers, as well as lower sales of communication devices for military applications.

The 7.4% decrease in sales of Sensors & Systems mainly reflected lower requirements for business jets, helicopters and the effect of exchange rates. Sales in the second fiscal quarter of 2010 reflected a stronger pound sterling and euro relative to the U.S. dollar. The average exchange rate from the pound sterling to the U.S. dollar increased from 1.44 in the second fiscal quarter of 2009 to 1.53 in the second fiscal quarter of 2010. The average exchange rate from the euro to the U.S. dollar increased from 1.30 in the second fiscal quarter of 2009 to 1.35 in the second fiscal quarter of 2010. Subsequent to the close of Esterline’s second fiscal quarter of 2010, there has been a dramatic weakening of the pound sterling and euro against the U.S. dollar.

The 4.7% increase in sales of Advanced Materials principally reflected increased sales at our U.S. and non-U.S. countermeasure operations. The increases were partially offset by lower sales at our engineered materials operations reflecting decreased requirements from space, regional aircraft, and fire protection for oil and gas applications customers.

Overall, gross margin as a percentage of sales was 33.3%, compared to 31.3% in the same period a year ago.

Avionics & Controls segment gross margin was 34.4% and 33.1% for the second fiscal quarter of 2010 and 2009, respectively. The increase in Avionics & Controls segment gross margin mainly reflected improved sales mix, higher gross margin on the T-6B program due to lower production costs, and increased gross margin on the cockpit military transport retrofit, as well as a higher recovery of fixed costs at our avionics systems operation. In addition, the increase in Avionics & Controls gross margin reflected stronger gross margins at our interface technologies operation, partially offset by sales mix and a lower recovery of fixed costs at our control systems operations.

Sensors & Systems segment gross margin was 35.1% and 32.6% for the second fiscal quarter of 2010 and 2009, respectively. Advanced sensors gross margin benefited from higher margin military aftermarket sales, lower write-offs of inventory and decreased warranty expense. Power systems benefited from increased sales of commercial aircraft retrofit requirements and power system devices for defense applications and strong cost control.

Advanced Materials segment gross margin was 30.1% compared to 27.4% for the same period one year ago. The increase in gross margin principally reflected an improved recovery of fixed costs due to higher sales volumes and a favorable sales mix at our non-U.S. countermeasure operations. Additionally, gross margins at our engineered materials operations improved compared to the prior-year period due to strong cost control and increased sales of higher margin engineered materials for defense applications.

Selling, general and administrative expenses (which include corporate expenses) totaled $65.3 million, or 16.8% of sales, and $54.6 million, or 15.2% of sales, for the second fiscal quarter of 2010 and 2009, respectively. The increase in the amount of selling, general and administrative expenses was due principally to the effect of exchange rates on operating expenses at our non-U.S. operations. Additionally, in the prior-year period, selling, general and administrative expense benefited from foreign currency gains on forward contracts.

Research, development and engineering spending was $18.5 million, or 4.8% of sales, for the second fiscal quarter of 2010 compared with $18.3 million, or 5.1% of sales, for the second fiscal quarter of 2009. Fiscal 2010 research, development and engineering spending is expected to be approximately 5.0% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the second fiscal quarter of 2010 were $54.3 million, or 14.0% of sales, compared with $45.9 million, or 12.8% of sales, for the second fiscal quarter of 2009.

Avionics & Controls segment earnings were $28.5 million, or 14.3% of sales, in the second fiscal quarter of 2010 and $21.7 million, or 12.8% of sales, in the second fiscal quarter of 2009, principally reflecting strong earnings from our avionics systems and interface technologies operations. Our avionics systems results substantially improved from an operating loss in the second fiscal quarter of 2009 to solid earnings in the second fiscal quarter of 2010. The increase in earnings from avionics systems reflected increased sales and gross margin from the T-6B program and a cockpit retrofit program of a military transport aircraft. In the second fiscal quarter of fiscal 2010 and 2009, the avionics systems operation was impacted by a $1.0 million and $4.1 million, respectively, estimate-to-complete adjustments related to certain long-term contracts. Our cockpit control systems and communications systems operations earnings declined against the prior-year period. Cockpit controls operations were impacted by $1.3 million in new product development costs and higher operating costs and research, development and engineering expense. Our communications operations were impacted by delayed shipments due to a supplier quality issue.

Sensors & Systems segment earnings were $8.7 million, or 10.8% of sales, for the second fiscal quarter of 2010 compared with $9.9 million, or 11.4% of sales, for the second fiscal quarter of 2009. Both advanced sensors and power systems operations earnings were below the prior-year period. Advanced sensors results were impacted by lower demand from commercial aviation customers, severance costs and startup costs of a Mexico manufacturing operation. Our power systems operations were impacted by lower demand from commercial aviation customers and startup costs associated with a new Asia operation.

Advanced Materials segment earnings were $17.1 million, or 15.8% of sales, for the second fiscal quarter of 2010 compared with $14.4 million, or 13.9% of sales, for the second fiscal quarter of 2009, principally reflecting improved earnings at our U.K. countermeasure operations. Engineered materials operations were impacted by lower demand from commercial aviation and industrial commercial customers.

Interest expense for the second fiscal quarter of 2010 was $7.3 million compared with $7.6 million for the second fiscal quarter of 2009, reflecting lower interest rates.

The effective income tax rate for the second fiscal quarter of 2010 was 21.8% (before a $0.2 million discrete tax expense) compared with 12.2% (before a $0.7 million discrete tax expense) for the prior-year period. The $0.2 million tax expense in the second fiscal quarter of 2010 was related to the accrual of interest on tax reserves. The $0.7 million tax expense in the second fiscal quarter of 2009 was related to the reduction of prior-year tax benefits resulting from CMC’s implementation of its SADI program. The effective tax rate differed from the statutory rate in the second fiscal quarters of 2010 and 2009, as both years benefited from various tax credits and certain foreign interest expense deductions.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk. We use forward contracts to hedge our foreign currency exchange risk. To the extent that these hedges qualify under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customer. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in currency other than the functional currency of the Company for the three month period ended April 30, 2010, and May 1, 2009, are as follows:

(In thousands)	Three Months Ended
	April 30, 2010	May 1, 2009

Forward foreign currency contracts – gain (loss)	$(796)	$1,834
Forward foreign currency contracts reclassified from AOCI – gain (loss)	2,338	(5,564)
Embedded derivatives – (loss)	(775)	(2,020)
Revaluation of monetary assets/liabilities – gain	534	6,065

Total	$1,301	$315

Six Month Period Ended April 30, 2010, Compared with Six Month Period Ended May 1, 2009

Sales for the first six months increased 8.6% over the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Six Months Ended
		April 30, 2010	May 1, 2009
Avionics & Controls	24.0%	$368,976	$297,579
Sensors & Systems	(9.5)%	155,088	171,310
Advanced Materials	1.3%	202,916	200,330

Total Net Sales		$726,980	$669,219

The 24.0% increase in sales of Avionics & Controls was principally due to strong sales at our avionics systems and interface technologies operations and $15.2 million in incremental sales from the Racal Acoustics acquisition completed in the first fiscal quarter of 2009. Avionics systems sales increases were mainly due to higher sales of cockpit systems for military aviation. The increase in sales at our interface technologies operations were due to higher sales of custom input systems for casino gaming machines. These increases were partially offset by lower control systems sales due to the downturn in commercial aviation.

The 9.5% decrease in sales of Sensors & Systems mainly reflected lower OEM sales of temperature sensors and power systems devices reflecting the downturn in commercial aviation and in particular business jets. These decreases were partially offset by higher sales of aftermarket sales of certain sensors for defense applications and commercial aircraft retrofits and the effect of exchange rates at our non-U.S. operations. Sales in the first six months of fiscal 2010 reflected a stronger pound sterling and euro relative to the U.S. dollar. The average exchange rate from the pound sterling to the U.S. dollar increased from 1.48 in the first six months of 2009 to 1.57 in the first six months of 2010. The average exchange rate from the euro to the U.S. dollar increased from 1.31 in the first six months of 2009 to 1.40 in the first six months of 2010. Subsequent to the close of Esterline’s second fiscal quarter of 2010, there has been a dramatic weakening of the pound sterling and euro against the U.S. dollar.

The 1.3% increase in sales of Advanced Materials principally reflected higher sales of flare countermeasure devices at our U.K. operation, partially offset by lower sales of combustible ordnance, thermally engineered components, and elastomer components.

Overall, gross margin as a percentage of sales was 32.2% and 32.1% for the first six months of fiscal 2010 and 2009, respectively.

Avionics & Controls segment gross margin was 33.8% and 34.2% for the first six months of 2010 and 2009, respectively. The decrease in Avionics & Controls segment gross margin mainly reflected sales mix and a lower recovery of fixed costs at our control systems operations. These decreases were partially offset by increased gross margin at our avionics systems and interface technologies operations, as well as incremental gross margin from the Racal Acoustics acquisition.

Sensors & Systems segment gross margin was 33.9% for both the first six months of 2010 and 2009, reflecting lower gross margin at our advanced sensors operations and higher gross margin at our power systems operations. The decrease in gross margin at our advanced sensors operations was due to a lower recovery of fixed costs and competitive pricing pressures. Additionally, gross margin in the prior-year period benefited from retroactive price agreements. The increase in power systems operations gross margin principally reflected sales of power systems for military applications with a higher gross margin and cost control.

Advanced Materials segment gross margin was 27.8% for the first six months of 2010 compared to 27.4% for the same period one year ago. The increase in Advanced Materials gross margin principally reflected improved gross margins at our U.K. flare operation, due to higher sales and an improved recovery of fixed costs. Additionally, gross margin at our engineered materials operations increased due to higher sales of engineered materials for defense applications and improved cost control. These increases were partially offset by lower gross margin at our combustible ordnance operation due to enhanced inspection requirements on certain mortar increments. In addition, gross margin was impacted by lower pricing options under a certain combustible ordnance contract with the U.S. government.

Selling, general and administrative expenses (which include corporate expenses) totaled $127.6 million, or 17.6% of sales, and $114.3 million, or 17.1% of sales, for the first six months of 2010 and 2009, respectively. The increase in selling, general and administrative expense principally reflected incremental selling, general and administrative expense from the acquisition of Racal Acoustics and NMC and the effect of exchange rates on operating expenses at our non-U.S. operations.

Research, development and engineering spending was $35.5 million, or 4.9% of sales, for the first six months of 2010 compared with $35.7 million, or 5.3% of sales, for the first six months of 2009. Fiscal 2010 research, development and engineering spending is expected to be approximately 5.0% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first six months of 2010 totaled $87.5 million, or 12.0% of sales, compared with $80.6 million, or 12.1% of sales, for the first six months in 2009.

Avionics & Controls segment earnings were $47.9 million, or 13.0% of sales, in the first six months of 2010 and $36.2 million, or 12.2% of sales, in the first six months of 2009, principally reflecting higher earnings of our avionics systems operation on increased sales volume and gross profit on our integrated cockpit for the T-6B military trainer and a military transport cockpit retrofit and lower research, engineering and development. Additionally, earnings of our technology interface systems operations were strong compared with the prior-year period due to higher sales and improved profitability of our custom input systems for casino gaming machines. These increases were partially offset by lower earnings from our control systems, where we incurred $1.3 million in lease termination costs resulting from a facilities move, and our communication systems operations. In addition, gross profit at our control systems operations decreased from the prior-year period due to a lower recovery of fixed overhead costs in the current year.

Sensors & Systems segment earnings were $13.8 million, or 8.9% of sales, for the first six months of 2010 compared with $20.2 million, or 11.8% of sales, for the first six months of 2009. The decrease in segment earnings principally reflects lower sales and gross margins at our temperature and pressure sensor operations and start-up costs incurred to set up a manufacturing operation in Mexico. The prior-year period benefited from retroactive pricing adjustments. Power systems earnings were impacted by lower sales, particularly from business jets, resulting in a lower recovery of costs. These decreases were partially offset by improved cost control.

Advanced Materials segment earnings were $25.9 million, or 12.7% of sales, for the first six months of 2010 compared with $24.3 million, or 12.1% of sales, for the first six months of 2009, principally reflecting strong earnings at our U.K. flare countermeasure operation, partially offset by lower sales and gross profits at our combustible ordnance operations and engineered materials operations.

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

Interest expense for the first six months of 2010 was $15.3 million compared with $14.3 million for the first six months of 2009, reflecting higher borrowings during most of the first six months of 2010.

The effective income tax rate for the first six months of 2010 was 22.9% (before a $0.5 million discrete tax expense) compared with 14.2% (before a $0.3 million discrete tax expense) for the prior-year period. The $0.5 million tax expense in the first six months of 2010 was related mainly to tax law changes in France. The $0.3 million tax expense in the first six months of 2009 was the result of three events. The first event was a $2.0 million tax benefit for the reduction of previously recorded withholding tax liabilities as a result of the enactment of a U.S.-Canadian tax treaty. The second event was the recording of a $1.6 million tax expense as a result of accruing a penalty due to a development with regard to certain foreign tax laws. The third event was a $0.7 million expense resulting from the reversal of previously recorded tax benefits associated with the implementation of CMC’s SADI program. The effective tax rate differed from the statutory rate in the first six months of 2010 and 2009, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within our next fiscal quarter, a previously recorded $7.1 million liability for unrecognized foreign tax benefits associated with losses on the disposition of assets could decrease as a result of the expiration of a statute of limitations.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk. We use forward contracts to hedge our foreign currency exchange risk. To the extent that these hedges qualify under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customer. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in currency other than the functional currency of the Company for the six month period ended April 30, 2010, and May 1, 2009, are as follows:

(In thousands)	Six Months Ended
	April 30, 2010	May 1, 2009
Forward foreign currency contracts – (loss)	$(1,197)	$(1,850)
Forward foreign currency contracts reclassified from AOCI – gain (loss)	4,326	(10,989)
Embedded derivatives – (loss)	(1,202)	(1,777)
Revaluation of monetary assets/liabilities – (loss)	(256)	(2,990)

Total	$1,671	$(17,606)

New orders for the first six months of 2010 were $743.3 million compared with $676.3 million for the same period in 2009. The increase in new orders principally reflects the effect of exchange rates, the timing of receiving orders and an increase in commercial aviation and defense demand. Backlog was $1.1 billion at April 30, 2010, May 1, 2009, and at October 30, 2009.

Liquidity and Capital Resources

Cash and cash equivalents at April 30, 2010, totaled $223.7 million, an increase of $46.9 million from October 30, 2009. Net working capital increased to $556.8 million at April 30, 2010, from $502.4 million at October 30, 2009. Sources and uses of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $71.7 million and $40.3 million in the first six months of 2010 and 2009, respectively, reflecting increased income from continuing operations and advanced payments on long-term contracts and decreased payments for inventory and income taxes.

Cash flows used by investing activities were $26.3 million and $208.4 million in the first six months of 2010 and 2009, respectively. Cash flows used by investing activities in the first six months of 2010 primarily reflected cash paid for capital expenditures. Cash flows used by investing activities in the prior-year period included approximately $250.8 million for the acquisitions of NMC and Racal Acoustics, and $20.9 million in purchases of capital assets, partially offset by proceeds from the sale of Muirhead and Traxsys of $62.9 million.

Cash flows provided by financing activities were $5.9 million and $122.3 million in the first six months of 2010 and 2009, respectively. The decrease principally reflected a $125.0 million term loan due in 2012 to finance the Racal Acoustics acquisition, and $2.7 million in repayments on our GBP term loan in the prior-year period.

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

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $50.0 million during fiscal 2010, compared to $87.4 million expended in fiscal 2009. Capital expenditures for fiscal 2009 included $28.2 million under capitalized lease obligations related to our newly constructed facility for an avionics controls operation and a facility expansion for an interface technologies facility. Capital expenditures for the first six months of fiscal 2010 totaled $33.7 million, primarily for machinery and equipment, building, construction in process, and enhancements to information systems. Capital expenditures for the first six months of fiscal 2010 included $8.1 million under capitalized lease obligations for our newly constructed avionics controls facility and facility expansion noted above.

In April 2009, we amended the credit facility to provide for a $125.0 million term loan. The Company used the proceeds from the loan to repay its outstanding borrowings under the revolving credit facility and provide enhanced liquidity. Borrowings under the U.S. term loan facility bear interest at a rate equal to either: (a) the LIBOR rate plus 2.50% or (b) the “Base Rate” (defined as the higher of Wachovia Bank, National Association’s prime rate and the Federal funds rate plus 0.50%) plus 1.50%. The loan is accruing interest at a variable rate based on LIBOR plus 2.5% and was 2.77% on April 30, 2010. The principal amount of the U.S. term loan facility is payable quarterly commencing on March 31, 2010, the first four payments equal to 1.25% of the original loan balance, the following four payments equal to 2.50%, with a final payment equal to 85.00% on March 13, 2012.

Total debt at April 30, 2010, was $541.3 million and consisted of $175.0 million of Senior Notes due in 2017, $176.3 million of Senior Subordinated Notes due in 2013, $123.4 million under our U.S. term loan, $2.0 million of deferred gain on a terminated interest rate swap, $44.1 million under capital lease obligations and $20.5 million under our credit facility and various foreign currency debt agreements and other debt agreements.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through April 2011.

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

There have been no significant changes in our exposure to market risk during the first six months of fiscal 2010. A discussion of our exposure to market risk is provided in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2009.

Item 4.	Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2010. Based upon that evaluation, they concluded as of April 30, 2010, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of April 30, 2010, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 6.	Exhibits

10.1	Amendment No. 8 to Credit Agreement and Consent between Esterline Technologies Corporation and Wells Fargo Bank, National Association dated as of April 30, 2010.

11	Schedule setting forth computation of basic and diluted earnings per common share for the three and six month periods ended April 30, 2010, and May 1, 2009.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of R. Bradley Lawrence) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: June 3, 2010	By:	/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)