Form 10-Q
period 2010-07-30
ESTERLINE TECHNOLOGIES CORP
filed 2010-09-03
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                             THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                             THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-6357

        ESTERLINE TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2595091
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes                                             No            X

As of August 31, 2010, 30,076,919 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.            Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of July 30, 2010 and October 30, 2009

(In thousands, except share amounts)

	July 30, 2010	October 30, 2009
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$282,910	$176,794
Accounts receivable, net of allowances of $4,877 and $5,297	272,529	270,976
Inventories
Raw materials and purchased parts	111,474	115,215
Work in process	104,751	98,340
Finished goods	50,749	61,727

	266,974	275,282

Income tax refundable	11,691	7,638
Deferred income tax benefits	38,313	31,434
Prepaid expenses	17,350	17,425
Other current assets	13,023	17,048

Total Current Assets	902,790	796,597

Property, Plant and Equipment	539,803	515,828
Accumulated depreciation	265,596	252,577

	274,207	263,251

Other Non-Current Assets
Goodwill	733,537	736,808
Intangibles, net	392,183	422,082
Debt issuance costs, net of accumulated amortization of $9,272 and $7,842	5,706	7,136
Deferred income tax benefits	83,727	79,114
Other assets	10,143	9,259

	$2,402,293	$2,314,247

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of July 30, 2010 and October 30, 2009

(In thousands, except share amounts)

	July 30, 2010	October 30, 2009
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$79,588	$82,304
Accrued liabilities	200,343	191,667
Credit facilities	2,196	5,896
Current maturities of long-term debt	10,008	5,409
Deferred income tax liabilities	7,139	7,294
Federal and foreign income taxes	3,310	1,669

Total Current Liabilities	302,584	294,239

Long-Term Liabilities
Long-term debt, net of current maturities	531,698	520,158
Deferred income tax liabilities	128,327	130,456
Pension and post-retirement obligations	88,126	93,615
Other liabilities	18,347	20,027

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 30,075,113 and 29,773,630 shares	6,015	5,955
Additional paid-in capital	519,885	504,549
Retained earnings	815,092	732,861
Accumulated other comprehensive income (loss)	(10,386)	9,656

Total Esterline shareholders’ equity	1,330,606	1,253,021
Noncontrolling interests	2,605	2,731

Total Shareholders’ Equity	1,333,211	1,255,752

	$2,402,293	$2,314,247

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Nine Month Periods Ended July 30, 2010 and July 31, 2009

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009

Net Sales	$383,486	$361,486	$1,110,466	$1,030,705
Cost of Sales	251,778	244,339	745,031	698,808

	131,708	117,147	365,435	331,897
Expenses
Selling, general & administrative	64,503	59,694	192,112	174,038
Research, development & engineering	17,763	14,868	53,287	50,560
Other (income) expense	(8)	218	(5)	7,946

Total Expenses	82,258	74,780	245,394	232,544

Operating Earnings From Continuing Operations	49,450	42,367	120,041	99,353
Interest Income	(248)	(168)	(651)	(949)
Interest Expense	8,082	7,024	23,391	21,370

Income From Continuing Operations Before Income Taxes	41,616	35,511	97,301	78,932
Income Tax Expense	1,728	3,009	14,962	9,493

Income From Continuing Operations Including Noncontrolling Interests	39,888	32,502	82,339	69,439
Income Attributable to Noncontrolling Interests	(30)	(24)	(108)	(136)

Income From Continuing Operations Attributable to Esterline, Net of Tax	39,858	32,478	82,231	69,303

Income From Discontinued Operations Attributable to Esterline, Net of Tax	0	163	0	15,994

Net Earnings Attributable to Esterline	$39,858	$32,641	$82,231	$85,297

	Three Months Ended		Nine Months Ended
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009

Earnings Per Share Attributable to Esterline – Basic:
Continuing operations	$1.33	$1.09	$2.75	$2.33
Discontinued operations	.00	.01	.00	.54

Earnings Per Share Attributable to Esterline – Basic	$1.33	$1.10	$2.75	$2.87

Earnings Per Share Attributable to Esterline – Diluted:
Continuing operations	$1.30	$1.09	$2.71	$2.32
Discontinued operations	.00	.00	.00	.54

Earnings Per Share Attributable to Esterline – Diluted	$1.30	$1.09	$2.71	$2.86

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Month Periods Ended July 30, 2010 and July 31, 2009

(Unaudited)

(In thousands)

	Nine Months Ended
	July 30, 2010	July 31, 2009

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$82,339	$85,433
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	53,906	49,678
Deferred income taxes	(10,684)	(12,536)
Share-based compensation	5,295	5,529
Gain on sale of discontinued operation	0	(26,481)
Working capital changes, net of effect of acquisitions
Accounts receivable	(4,978)	73,927
Inventories	3,441	(15,106)
Prepaid expenses	(184)	(3,296)
Other current assets	(922)	(16,777)
Accounts payable	(760)	(29,193)
Accrued liabilities	10,535	6,733
Federal and foreign income taxes	(2,388)	(6,025)
Other liabilities	(2,706)	8,788
Other, net	1,313	(5,855)

	134,207	114,819

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(36,667)	(42,538)
Proceeds from sale of discontinued operation, net of cash	0	62,944
Proceeds from sale of capital assets	428	569
Acquisitions of businesses, net of cash acquired	(768)	(255,183)

	(37,007)	(234,208)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Month Periods Ended July 30, 2010 and July 31, 2009

(Unaudited)

(In thousands)

	Nine Months Ended
	July 30, 2010	July 31, 2009

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	8,368	3,152
Excess tax benefits from stock options exercised	1,733	8
Dividends paid to noncontrolling interests	(234)	0
Debt and other issuance costs	0	(1,258)
Net change in credit facilities	(3,661)	(1,834)
Proceeds from issuance of long-term debt	0	125,000
Proceeds from government assistance	8,509	9,746
Repayment of long-term debt	(2,059)	(34,394)

	12,656	100,420

Effect of Foreign Exchange Rates on Cash	(3,740)	7,131

Net Increase (Decrease) in Cash and Cash Equivalents	106,116	(11,838)

Cash and Cash Equivalents – Beginning of Period	176,794	160,645

Cash and Cash Equivalents – End of Period	$282,910	$148,807

Supplemental Cash Flow Information
Cash Paid for Interest	$21,091	$20,654
Cash Paid for Taxes	30,843	34,140

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended July 30, 2010 and July 31, 2009

1.	The consolidated balance sheet as of July 30, 2010, the consolidated statement of operations for the three and nine month periods ended July 30, 2010, and July 31, 2009, and the consolidated statement of cash flows for the nine month periods ended July 30, 2010, and July 31, 2009, respectively, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2009, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 640,100 and 1,527,422 in the third fiscal quarters of 2010 and 2009, respectively. Shares used for calculating earnings per share are disclosed in the following table.

(In thousands)	Three Months Ended		Nine Months Ended
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009

Shares Used for Basic Earnings Per Share	30,043	29,736	29,913	29,701
Shares Used for Diluted Earnings Per Share	30,558	29,870	30,394	29,855

5.	The Company’s comprehensive income is as follows:

(In thousands)	Three Months Ended		Nine Months Ended
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009

Net Earnings	$39,858	$32,641	$82,231	$85,297
Change in Fair Value of Derivative Financial Instruments, Net of Tax (1)	(3,606)	15,583	(1,717)	25,560
Pension and Post-retirement Obligations, Net of Tax (2)	1,242	(558)	3,346	(327)
Foreign Currency Translation Adjustment	3,129	97,398	(21,671)	96,184

Comprehensive Income	$40,623	$145,064	$62,189	$206,714

(1)

Net of tax (expense) benefit of $1,556 and $(7,081) for the third fiscal quarter of 2010 and 2009, respectively. Net of tax (expense) benefit of $701 and $(11,634) for the first nine months of fiscal 2010 and 2009, respectively.

(2)

Net of tax (expense) benefit of $(706) and $191 for the third fiscal quarter of 2010 and 2009, respectively. Net of tax (expense) benefit of $(1,732) and $75 for the first nine months of fiscal 2010 and 2009, respectively.

The Company’s accumulated other comprehensive income (loss) is comprised of the following:

(In thousands)	July 30, 2010	October 30, 2009

Currency translation adjustment	$31,487	$53,158
Net unrealized gain on derivative contracts	9,648	11,365
Pension and post-retirement obligations	(51,521)	(54,867)

Total accumulated other comprehensive income (loss)	$(10,386)	$9,656

6.	On January 26, 2009, the Company acquired all of the outstanding capital stock of Racal Acoustics Global Ltd. (Racal Acoustics) for approximately £122.6 million, or $171.3 million in cash, including acquisition costs. Racal Acoustics develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics segment. The acquisition expands the scale of the Company’s existing avionics and controls business. Racal Acoustics is included in the Avionics & Controls segment.

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

(In thousands)

As of December 15, 2008

Current assets	$7,925
Property, plant and equipment	3,246
Intangible assets subject to amortization Programs (15 year weighted average useful life)	39,580
Goodwill	40,796
Other assets	19

Total assets acquired	91,566

Current liabilities assumed	1,427

Net assets acquired	$90,139

7.	On November 3, 2008, the Company sold U.K.-based Muirhead Aerospace Limited and Traxsys Input Products Limited, which were included in the Sensors & Systems segment, for approximately U.K. £40.0 million or $63.4 million, resulting in an after-tax gain of $16.0 million. As a result, the consolidated income statement presents Muirhead Aerospace Limited and Traxsys Input Products Limited as discontinued operations.

The operating results of the discontinued operations for the three and nine month periods ended July 31, 2009, consisted of the following:

(In thousands)	Three Months Ended	Nine months Ended

Sales	$0	$0
Income from discontinued operations before income taxes	0	26,481
Income tax expense (benefit)	(163)	10,487

Income from discontinued operations	$163	$15,994

8.	The effective income tax rate for the first nine months of fiscal 2010 was 22.7% (before a $7.2 million discrete tax benefit) compared with 15.7% (before a $2.9 million discrete tax benefit) for the prior-year period. The $7.2 million of discrete tax benefits in the first nine months of fiscal 2010 was related to four items. The first item was a $6.4 million benefit as a result of the release of tax reserves for uncertain tax positions associated with losses on the disposition of assets. This release of tax reserves resulted from the expiration of a statute of limitations. The second item was a $1.6 million net reduction in deferred income tax liabilities, which was the result of the enactment of tax laws reducing the U.K. statutory income tax rate. The third item was a $0.5 million tax expense related to interest on tax reserves and tax liability associated with an examination of U.S. income tax returns. The fourth item was a $0.3 million tax expense mainly related to tax law changes in France.

The $2.9 million of discrete tax benefits in the first nine months of fiscal 2009 was the result of five items. The first item was a $2.0 million tax benefit for the reduction of previously recorded withholding tax liabilities as a result of the enactment of a U.S.-Canadian tax treaty. The second item was the recording of a $1.6 million tax accrual in the first fiscal quarter of 2009 for a potential penalty due to the application of certain tax laws. The third item was a $0.6 million expense resulting from the reversal of previously recorded tax benefits associated with the implementation of CMC’s SADI program. The fourth item was the reversal of the $1.6 million tax accrual recorded in the first fiscal quarter of 2009 due to the application of certain foreign tax laws. The fifth item was a $1.5 million tax benefit associated with the reconciliation of the prior year’s U.S. income tax return to the U.S. income tax provision.

The effective tax rate differed from the statutory rate in the first nine months of fiscal 2010 and 2009, as both years benefited from various tax credits and certain foreign interest expense deductions. The effective tax rate for the first nine months of fiscal 2009 was significantly lower due to enhanced tax benefits associated with specific foreign exchange losses.

During the third fiscal quarter of 2010, approximately $0.8 million of unrecognized tax benefits were recorded associated with credits claimed in the U.S. income tax returns. It is reasonably possible that within the next twelve months approximately $0.8 million of unrecognized tax benefits associated with credits claimed in the U.S. income tax returns could decrease as a result of settlement of an examination. It is also reasonably possible that within the next twelve months $1.9 million of unrecognized foreign tax benefits associated with credits and capital losses could decrease as a result of settlement of examinations and/or the expiration of a statute of limitations.

9.	As of July 30, 2010, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the first nine months of fiscal 2010 and 2009 was $5.3 million and $5.5 million, respectively. During the first nine months of fiscal 2010 and 2009, the Company issued 301,483 and 119,049 shares, respectively, under its employee stock plans.

Employee Stock Purchase Plan

The Company converted the ESPP to a “safe harbor” design on December 16, 2008. Under the safe harbor design, shares are purchased by participants at 95% of the market value on the purchase date and, therefore, compensation cost is no longer recorded under the ESPP.

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 355,800 options and 419,400 options in the nine month periods ended July 30, 2010, and July 31, 2009, respectively. The weighted-average grant date fair value of options granted during the nine month periods ended July 30, 2010, and July 31, 2009, was $21.38 per share and $15.75 per share, respectively.

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

Nine Months Ended
	July 30, 2010	July 31, 2009

Volatility	43.0 – 43.2%	36.8 – 43.1%
Risk-free interest rate	2.42 – 4.0%	1.43 – 3.12%
Expected life (years)	4.5 – 9.5	4.5 – 9.5
Dividends	0	0

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

Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 10,133 and 164,199 options in the first nine months of fiscal 2010 and 2009, respectively. The grant date fair value of options granted during the nine month periods ended July 30, 2010, and July 31, 2009, was $18.65 per share and $7.49 per share, respectively. The fair value of the awards under the employee sharesave scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect at the time of the grant.

	Nine Months Ended
	July 30, 2010	July 31, 2009

Volatility	51.61%	50.08%
Risk-free interest rate	1.34%	0.58%
Expected life (years)	3	3
Dividends	0	0

10.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC. Components of periodic pension cost consisted of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Components of Net Periodic Pension Cost
Service cost	$1,917	$1,494	$5,708	$4,413
Interest cost	4,722	4,697	13,760	13,840
Expected return on plan assets	(4,460)	(3,628)	(13,239)	(10,644)
Amortization of prior service cost	5	5	15	9
Amortization of actuarial loss	1,984	1,013	5,681	3,018

Net Periodic Cost	$4,168	$3,581	$11,925	$10,636

The Company’s principal post-retirement plans include non-U.S. plans, which are non-contributory healthcare and life insurance plans. The components of expense of these other retirement benefits consisted of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Components of Net Periodic Pension Cost
Service cost	$79	$88	$237	$250
Interest cost	176	175	526	496
Amortization of actuarial gain	(19)	(21)	(57)	(58)

Net Periodic Cost	$236	$242	$706	$688

11.	Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value. An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy of fair value measurements is described below:

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at July 30, 2010, and October 30, 2009.

(In thousands)	Level 2
	July 30, 2010	October 30, 2009
Assets:
Derivative contracts designated as hedging instruments	$13,372	$16,590
Derivative contracts not designated as hedging instruments	$1,463	$442
Embedded derivatives	$5	$0

Liabilities:
Derivative contracts designated as hedging instruments	$3,190	$181
Derivative contracts not designated as hedging instruments	$887	$1,405
Embedded derivatives	$1,375	$588

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

12.	The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and interest rate swap contracts for the purpose of minimizing exposure to changes in foreign currency exchange rates on business transactions and interest rates, respectively. The Company’s policy is to execute such instruments with banks the Company believes to be creditworthy and not to enter into derivative financial instruments for speculative purposes. These derivative financial instruments do not subject the Company to undue risk, as gains and losses on these instruments generally offset gains and losses on the underlying assets, liabilities, or anticipated transactions that are being hedged.

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company does not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of July 30, 2010. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of July 30, 2010, and October 30, 2009, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $277.0 million and $275.3 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. A $4.8 million deferred gain on a terminated interest rate swap is being amortized in proportion to the repayment of the underlying debt. The unamortized balance at July 30, 2010, was $3.7 million. The gain will be recognized in income when the associated debt is retired.

Embedded Derivative Instruments

The Company’s embedded derivatives are the result of entering into sales or purchase contracts that are denominated in a currency other than the Company’s functional currency or the supplier’s or customer’s functional currency.

Net Investment Hedge

In February 2006, the Company entered into a U.K. term loan for £57.0 million. The Company designated the U.K. term loan a hedge of the investment in a certain U.K. business unit. The term loan was fully repaid in June 2009. A cumulative foreign currency loss of $4.8 million resulting from the accounting of the U.K. term loan as a net investment hedge will remain in other comprehensive income in shareholders’ equity until the hedged investment is disposed of or sold.

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at July 30, 2010, and October 30, 2009, consisted of:

(In thousands)		Fair Value
	Classification	July 30, 2010	October 30, 2009
Foreign Currency Forward
Exchange Contracts:	Other current assets	$13,018	$17,032
	Other assets	1,817	0
	Accrued liabilities	3,519	1,586
	Other liabilities	558	0
Embedded Derivative
Instruments:	Other current assets	$5	$0
	Accrued liabilities	39	588
	Other liabilities	1,336	0

Interest Rate Swap:	Long-term debt, net of current maturities	$0	$(269)

The effect of derivative instruments on the Consolidated Statement of Operations for the three and nine month periods ended July 30, 2010, and July 31, 2009, consisted of:

(In thousands)		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Fair Value Hedges:
Interest rate swap contracts	Interest Expense	$676	$621	$2,772	$863
Embedded derivatives	Sales	$422	$(2,165)	$(794)	$(3,929)

Cash Flow Hedges:
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCI (effec- tive portion)	AOCI	$(7,187)	$24,001	$(8,722)	$49,589
Amount of gain (loss) reclassified from AOCI into income	Sales	$2,026	$(1,338)	$6,304	$(12,395)

Net Investment Hedges:
U.K. term loan	AOCI	$0	$(3,058)	$0	$(446)

During the first nine months of fiscal 2010 and 2009, the Company recorded gains of $1.0 million and $5.4 million, respectively, on foreign currency forward exchange contracts that have not been designated as an accounting hedge. These foreign currency exchange gains are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first nine months of fiscal 2010. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first nine months of fiscal 2010.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $8.7 million of net gain into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at July 30, 2010, is 23 months.

13.

On August 2, 2010, the Company issued $250.0 million of 7% fixed rate senior notes due on August 1, 2020. The net proceeds from the sale of the senior notes, after deducting $4.7 million of debt issuance cost, were $245.3 million. The net proceeds from the offering will be used to repurchase or otherwise redeem all of the $175.0 million outstanding 7 3/4% Senior Subordinated

Notes due 2013. On August 2, 2010, the Company repurchased approximately $157.6 million of the Senior Subordinated Notes due in 2013 under a cash tender offer. The remaining $17.4 million of the Senior Subordinated Notes due in 2013 will be redeemed in September 2010. The estimated loss on extinguishment of debt is expected to be approximately $5.1 million. A deferred gain of $3.7 million on the termination of interest rate swaps will also be recognized as a Gain on Derivative Financial Instruments subsequent to July 30, 2010.

14.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended		Nine Months Ended
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Sales
Avionics & Controls	$194,300	$171,027	$563,276	$468,606
Sensors & Systems	79,247	84,460	234,335	255,770
Advanced Materials	109,939	105,999	312,855	306,329

Total Sales	$383,486	$361,486	$1,110,466	$1,030,705

Income from Continuing Operations
Avionics & Controls	$30,464	$27,076	$78,357	$63,236
Sensors & Systems	10,557	6,976	24,346	27,127
Advanced Materials	19,175	16,101	45,032	40,434

Segment Earnings	60,196	50,153	147,735	130,797

Corporate expense	(10,754)	(7,568)	(27,699)	(23,498)
Other income (expense)	8	(218)	5	(7,946)
Interest income	248	168	651	949
Interest expense	(8,082)	(7,024)	(23,391)	(21,370)

	$41,616	$35,511	$97,301	$78,932

15.	The acquisition of Racal Acoustics was funded from cash proceeds from the sale of U.K.-based Muirhead and Traxsys and the Company’s line of credit. To facilitate the acquisition of Racal Acoustics, the Company executed a $159.7 million U.S. dollar-denominated intercompany loan with a wholly owned subsidiary, of which its functional currency is the pound sterling. Due to holding of pounds sterling to fund the acquisition during a period of foreign exchange volatility, the Company incurred a $7.9 million foreign currency transaction loss in January 2009, which was recorded in other expense.

16.

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of July 30, 2010, and October 30, 2009, and for the applicable periods ended July 30, 2010, and July 31, 2009, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the subsidiary guarantors (Guarantor Subsidiaries) of the Credit Agreement, Senior Subordinated Notes due 2013 (Senior Subordinated Notes), Senior Notes due 2017 (2017 Senior Notes), and Senior Notes due 2020 (2020 Senior Notes) which include Advanced Input Devices, Inc., Angus Electronics Co., Armtec Countermeasures Co., Armtec Countermeasures TNO Co., Armtec Defense Products Co., AVISTA, Incorporated, BVR Technologies Co., CMC DataComm Inc., CMC Electronics Acton Inc., CMC Electronics Aurora Inc., EA Technologies Corporation, Esterline International Company, Esterline Sensors Services Americas, Inc., Esterline Technologies Holdings Limited, Esterline Technologies Ltd. (England), Esterline US LLC, Hauser Inc., Hytek Finishes Co., Janco Corporation, Kirkhill-TA Co., Korry Electronics Co., Leach Holding Corporation, Leach International Corporation, Leach International Mexico S. de R.L. de C.V. (Mexico), Leach Technology Group, Inc., Mason Electric Co., MC Tech Co., Memtron Technologies Co., NMC Group, Inc., Norwich Aero Products, Inc., Palomar Products, Inc., Pressure Systems, Inc., Pressure Systems International, Inc., Racal Acoustics Inc., UMM Electronics Inc., and (c) on a combined basis, the subsidiary non-guarantors (Non-Guarantor Subsidiaries), which include Acoustics Holdco Limited, Auxitrol S.A., BAE Systems Canada/Air TV LLC, CMC Electronics Inc., CMC Electronics ME Inc., Darchem Engineering Ltd., Darchem Holding Ltd., Esterline Acquisition Ltd., Esterline Advanced Sensors Mexico S. de R.L. de C.V., Esterline Canadian Acquisition Corporation, Esterline Foreign Sales Corporation, Esterline French Holding, Esterline Input Devices Asia Ltd., Esterline Input Devices (Shanghai) Ltd., Esterline Mexico S. de R.L. de C.V., Esterline Power Systems Leach India Private Limited, Esterline Sensors Services Asia PTE Ltd., Esterline Technologies Acquisition Ltd., Esterline Technologies Denmark ApS, Esterline Technologies Europe Limited, Esterline Technologies Holding Company Inc., Guizhou Leach-Tianyi Aviation Electrical Company Ltd., Leach International Asia-Pacific Ltd., Leach International Europe S.A., Leach International Germany GmbH, Leach International U.K. Ltd., LRE Medical GmbH, Pressure Systems International Ltd., Rag Newco Ltd., Racal Acoustics Global Ltd., Racal Acoustics Group Ltd., Racal Acoustics Holdings Limited, Racal Acoustics Limited, TA Mfg. Ltd., UKCI Limited, Wallop Defence Systems Ltd., Wallop Industries Ltd., Weston Aero 2003, and Weston Aerospace Ltd. Muirhead Aerospace Limited (Muirhead), Norcroft Dynamics Ltd. (Norcroft), and Traxsys Input Products Ltd. (Traxsys), were Non-Guarantor Subsidiaries as of October 30, 2009. As explained in Note 7, Muirhead, Norcroft, and Traxsys were sold on November 3, 2008, and, accordingly, Muirhead, Norcroft, and Traxsys were excluded from the Condensed Consolidating Balance Sheet at July 31, 2009, and accounted for as a discontinued operation in the Condensed Consolidating Statement of Operations and Cash Flows for the nine month period ended July 31, 2009. The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the Credit Agreement, the 2017 Senior Notes, 2020 Senior Notes, and Senior Subordinated Notes.

Condensed Consolidating Balance Sheet as of July 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$104,409	$4,415	$174,086	$0	$282,910
Accounts receivable, net	67	118,265	154,197	0	272,529
Inventories	0	121,899	145,075	0	266,974
Income tax refundable	0	0	11,691	0	11,691
Deferred income tax benefits	23,826	(1,642)	16,129	0	38,313
Prepaid expenses	0	5,685	11,665	0	17,350
Other current assets	0	0	13,023	0	13,023
Total Current Assets	128,302	248,622	525,866	0	902,790

Property, Plant & Equipment, Net	1,245	166,072	106,890	0	274,207
Goodwill	0	249,495	484,042	0	733,537
Intangibles, Net	0	93,893	298,290	0	392,183
Debt Issuance Costs, Net	5,706	0	0	0	5,706
Deferred Income Tax Benefits	46,246	3,505	33,976	0	83,727
Other Assets	(72)	1,702	8,513	0	10,143
Amounts Due (To) From Subsidiaries	55,156	381,364	15,003	(451,523)	0
Investment in Subsidiaries	1,627,986	413,566	249,638	(2,291,190)	0
Total Assets	$1,864,569	$1,558,219	$1,722,218	$(2,742,713)	$2,402,293

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$579	$27,737	$51,272	$0	$79,588
Accrued liabilities	12,797	77,758	109,788	0	200,343
Credit facilities	0	0	2,196	0	2,196
Current maturities of long-term debt	9,375	334	299	0	10,008
Deferred income tax liabilities	380	277	6,482	0	7,139
Federal and foreign income taxes	(18,982)	(4,333)	26,625	0	3,310
Total Current Liabilities	4,149	101,773	196,662	0	302,584

Long-Term Debt, Net	466,244	44,292	21,162	0	531,698
Deferred Income Tax Liabilities	38,988	93	89,246	0	128,327
Pension and Post-Retirement Obligations	12,377	46,587	29,162	0	88,126
Other Liabilities	9,600	265	8,482	0	18,347
Shareholders’ Equity	1,333,211	1,365,209	1,377,504	(2,742,713)	1,333,211
Total Liabilities and Shareholders’ Equity	$1,864,569	$1,558,219	$1,722,218	$(2,742,713)	$2,402,293

Condensed Consolidating Statement of Operations for the three month period ended July 30, 2010.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$205,751	$177,922	$(187)	$383,486
Cost of Sales	0	134,289	117,676	(187)	251,778

	0	71,462	60,246	0	131,708
Expenses
Selling, general and administrative	0	33,443	31,060	0	64,503
Research, development and engineering	0	9,073	8,690	0	17,763
Other income	0	0	(8)	0	(8)

Total Expenses	0	42,516	39,742	0	82,258

Operating Earnings From Continuing Operations	0	28,946	20,504	0	49,450
Interest Income	(5,400)	(627)	(6,595)	12,374	(248)
Interest Expense	6,978	5,039	8,439	(12,374)	8,082

Income (Loss) From
Continuing Operations Before Taxes	(1,578)	24,534	18,660	0	41,616
Income Tax Expense (Benefit)	(351)	5,923	(3,844)	0	1,728

Income (Loss) From
Continuing Operations Including Noncontrolling Interests	(1,227)	18,611	22,504	0	39,888
Income Attributable to Noncontrolling Interests	0	0	(30)	0	(30)

Income (Loss) From Continuing Operations Attributable to Esterline	(1,227)	18,611	22,474	0	39,858
Equity in Net Income of Consolidated Subsidiaries	41,085	11,216	659	(52,960)	0

Net Income (Loss) Attributable to Esterline	$39,858	$29,827	$23,133	$(52,960)	$39,858

Condensed Consolidating Statement of Operations for the nine month period ended July 30, 2010.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$577,936	$533,198	$(668)	$1,110,466
Cost of Sales	0	383,766	361,933	(668)	745,031

	0	194,170	171,265	0	365,435
Expenses
Selling, general and administrative	0	93,024	99,088	0	192,112
Research, development and engineering	0	23,278	30,009	0	53,287
Other income	0	0	(5)	0	(5)

Total Expenses	0	116,302	129,092	0	245,394

Operating Earnings From Continuing Operations	0	77,868	42,173	0	120,041
Interest Income	(13,179)	(1,881)	(26,565)	40,974	(651)
Interest Expense	20,142	14,920	29,303	(40,974)	23,391

Income (Loss) From Continuing Operations Before Taxes	(6,963)	64,829	39,435	0	97,301
Income Tax Expense (Benefit)	(1,585)	15,125	1,422	0	14,962

Income (Loss) From Continuing Operations Including Noncontrolling Interests	(5,378)	49,704	38,013	0	82,339
Income Attributable to Noncontrolling Interests	0	0	(108)	0	(108)

Income (Loss) From Continuing Operations Attributable to Esterline	(5,378)	49,704	37,905	0	82,231
Equity in Net Income of Consolidated Subsidiaries	87,609	17,797	963	(106,369)	0

Net Income (Loss) Attributable to Esterline	$82,231	$67,501	$38,868	$(106,369)	$82,231

Condensed Consolidating Statement of Cash Flows for the nine month period ended July 30, 2010.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$82,231	$67,501	$38,976	$(106,369)	$82,339
Depreciation & amortization	0	24,077	29,829	0	53,906
Deferred income taxes	(3,508)	43	(7,219)	0	(10,684)
Share-based compensation	0	2,469	2,826	0	5,295
Working capital changes, net of effect of acquisitions Accounts receivable	(67)	1,435	(6,346)	0	(4,978)
Inventories	0	(53)	3,494	0	3,441
Prepaid expenses	0	(736)	552	0	(184)
Other current assets	0	0	(922)	0	(922)
Accounts payable	1	4,793	(5,554)	0	(760)
Accrued liabilities	(380)	16,010	(5,095)	0	10,535
Federal & foreign income taxes	(6,484)	(2,947)	7,043	0	(2,388)
Other liabilities	6,562	(4,973)	(4,295)	0	(2,706)
Other, net	0	248	1,065	0	1,313

	78,355	107,867	54,354	(106,369)	134,207

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(63)	(14,202)	(22,402)	0	(36,667)
Proceeds from sale of capital assets	0	216	212	0	428
Acquisitions of businesses, net of cash acquired	0	(360)	(408)	0	(768)

	(63)	(14,346)	(22,598)	0	(37,007)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	8,368	0	0	0	8,368
Excess tax benefits from stock options exercised	1,733	0	0	0	1,733
Dividends paid to noncontrolling interests	0	0	(234)	0	(234)
Net change in credit facilities	0	0	(3,661)	0	(3,661)
Government assistance payments	0	0	8,509	0	8,509
Repayment of long-term debt	(1,723)	(282)	(54)	0	(2,059)
Net change in intercompany financing	(30,168)	(93,433)	17,232	106,369	0

	(21,790)	(93,715)	21,792	106,369	12,656

Effect of Foreign Exchange Rates on Cash	0	(12)	(3,728)	0	(3,740)

Net Increase (Decrease) in Cash and Cash Equivalents	56,502	(206)	49,820	0	106,116
Cash and Cash Equivalents – Beginning of Year	47,907	4,621	124,266	0	176,794

Cash and Cash Equivalents – End of Year	$104,409	$4,415	$174,086	$0	$282,910

Condensed Consolidating Balance Sheet as of October 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$47,907	$4,621	$124,266	$0	$176,794
Accounts receivable, net	0	119,700	151,276	0	270,976
Inventories	0	121,846	153,436	0	275,282
Income tax refundable	0	0	7,638	0	7,638
Deferred income tax benefits	21,417	(2,172)	12,189	0	31,434
Prepaid expenses	0	4,949	12,476	0	17,425
Other current assets	0	0	17,048	0	17,048

Total Current Assets	69,324	248,944	478,329	0	796,597

Property, Plant & Equipment, Net	1,527	160,099	101,625	0	263,251
Goodwill	0	249,134	487,674	0	736,808
Intangibles, Net	0	100,185	321,897	0	422,082
Debt Issuance Costs, Net	7,136	0	0	0	7,136
Deferred Income Tax Benefits	43,514	3,623	31,977	0	79,114
Other Assets	(72)	1,650	7,681	0	9,259
Amounts Due To (From) Subsidiaries	0	159,482	0	(159,482)	0
Investment in Subsidiaries	1,751,705	245,060	248,675	(2,245,440)	0

Total Assets	$1,873,134	$1,168,177	$1,677,858	$ (2,404,922)	$2,314,247

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$578	$22,944	$58,782	$0	$82,304
Accrued liabilities	13,446	61,748	116,473	0	191,667
Credit facilities	0	0	5,896	0	5,896
Current maturities of long-term debt	4,688	351	370	0	5,409
Deferred income tax liabilities	1,455	227	5,612	0	7,294
Federal and foreign income taxes	(12,498)	(1,386)	15,553	0	1,669

Total Current Liabilities	7,669	83,884	202,686	0	294,239

Long-Term Debt, Net	472,385	36,259	11,514	0	520,158
Deferred Income Tax Liabilities	34,263	(312)	96,505	0	130,456
Pension and Post-Retirement Obligations	11,892	51,825	29,898	0	93,615
Other Liabilities	9,020	0	11,007	0	20,027
Amounts Due To (From) Subsidiaries	82,153	0	136,864	(219,017)	0
Shareholders’ Equity	1,255,752	996,521	1,189,384	(2,185,905)	1,255,752

Total Liabilities and Shareholders’ Equity	$1,873,134	$1,168,177	$1,677,858	$ (2,404,922)	$2,314,247

Condensed Consolidating Statement of Operations for the three month period ended July 31, 2009.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$192,987	$169,072	$(573)	$361,486
Cost of Sales	0	128,943	115,969	(573)	244,339

	0	64,044	53,103	0	117,147
Expenses
Selling, general and administrative	0	29,534	30,160	0	59,694
Research, development and engineering	0	6,828	8,040	0	14,868
Other expense (income)	288	(1)	(69)	0	218

Total Expenses	288	36,361	38,131	0	74,780

Operating Earnings From Continuing Operations	(288)	27,683	14,972	0	42,367
Interest Income	(6,053)	(755)	(9,530)	16,170	(168)
Interest Expense	6,843	6,231	10,120	(16,170)	7,024

Income (Loss) From Continuing Operations Before Taxes	(1,078)	22,207	14,382	0	35,511
Income Tax Expense (Benefit)	(266)	(392)	3,667	0	3,009

Income (Loss) From Continuing Operations Including Noncontrolling Interests	(812)	22,599	10,715	0	32,502
Income Attributable to Noncontrolling Interests	0	0	(24)	0	(24)

Income (Loss) From Continuing Operations Attributable to Esterline	(812)	22,599	10,691	0	32,478
Income From Discontinued Operations Attributable to Esterline, Net of Tax	0	163	0	0	163
Equity in Net Income of Consolidated Subsidiaries	33,453	8,073	26	(41,552)	0

Net Income (Loss) Attributable to Esterline	$32,641	$30,835	$10,717	$(41,552)	$32,641

Condensed Consolidating Statement of Operations for the nine month period ended July 31, 2009.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$581,569	$450,247	$(1,111)	$1,030,705
Cost of Sales	0	387,220	312,699	(1,111)	698,808

	0	194,349	137,548	0	331,897
Expenses
Selling, general and administrative	0	91,318	82,720	0	174,038
Research, development and engineering	0	22,262	28,298	0	50,560
Other expense (income)	4,202	10,655	(6,911)	0	7,946

Total Expenses	4,202	124,235	104,107	0	232,544

Operating Earnings From Continuing Operations	(4,202)	70,114	33,441	0	99,353
Interest Income	(17,260)	(2,978)	(25,671)	44,960	(949)
Interest Expense	20,437	17,468	28,425	(44,960)	21,370

Income (Loss) From Continuing Operations Before Taxes	(7,379)	55,624	30,687	0	78,932
Income Tax Expense (Benefit)	(1,154)	2,350	8,297	0	9,493

Income (Loss) From Continuing Operations Including Noncontrolling Interests	(6,225)	53,274	22,390	0	69,439
Income Attributable to Noncontrolling Interests	0	0	(136)	0	(136)

Income (Loss) From Continuing Operations Attributable to Esterline	(6,225)	53,274	22,254	0	69,303
Income From Discontinued Operations Attributable to Esterline, Net of Tax	0	15,994	0	0	15,994
Equity in Net Income of Consolidated Subsidiaries	91,522	15,916	5,371	(112,809)	0

Net Income (Loss) Attributable to Esterline	$85,297	$85,184	$27,625	$(112,809)	$85,297

Condensed Consolidating Statement of Cash Flows for the nine month period ended July 31, 2009.

(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$85,297	$85,184	$27,761	$(112,809)	$85,433
Depreciation & amortization	0	22,482	27,196	0	49,678
Deferred income taxes	(7,843)	(114)	(4,579)	0	(12,536)
Share-based compensation	0	2,880	2,649	0	5,529
Gain on sale of discontinued operation	0	(26,481)	0	0	(26,481)
Working capital changes, net of effect of acquisitions
Accounts receivable	(127)	21,495	52,559	0	73,927
Inventories	0	(345)	(14,761)	0	(15,106)
Prepaid expenses	27	(201)	(3,122)	0	(3,296)
Other current assets	0	1	(16,778)	0	(16,777)
Accounts payable	(102)	(8,091)	(21,000)	0	(29,193)
Accrued liabilities	(4,057)	(8,422)	19,212	0	6,733
Federal & foreign income taxes	(12,188)	4,887	1,276	0	(6,025)
Other liabilities	2,084	6,578	126	0	8,788
Other, net	49	224	(6,128)	0	(5,855)

	63,140	100,077	64,411	(112,809)	114,819

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(177)	(26,886)	(15,475)	0	(42,538)
Proceeds from sale of discontinued operation, net of cash	0	62,944	0	0	62,944
Proceeds from sale of capital assets	0	395	174	0	569
Acquisitions of businesses, net of cash acquired	0	(89,789)	(165,394)	0	(255,183)

	(177)	(53,336)	(180,695)	0	(234,208)

(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	3,152	0	0	0	3,152
Excess tax benefits from stock options exercised	8	0	0	0	8
Debt and other issuance costs	(1,258)	0	0	0	(1,258)
Net change in credit facilities	0	0	(1,834)	0	(1,834)
Proceeds from issuance of long-term debt	125,000	0	0	0	125,000
Proceeds from government assistance	0	0	9,746	0	9,746
Repayment of long-term debt	(32,858)	(574)	(962)	0	(34,394)
Net change in intercompany financing	(187,694)	(65,235)	140,120	112,809	0

	(93,650)	(65,809)	147,070	112,809	100,420

Effect of Foreign Exchange Rates on Cash	(1)	(189)	7,321	0	7,131

Net Increase (Decrease) in Cash and Cash Equivalents	(30,688)	(19,257)	38,107	0	(11,838)
Cash and Cash Equivalents
– Beginning of Period	80,884	21,913	57,848	0	160,645

Cash and Cash Equivalents
– End of Period	$50,196	$2,656	$95,955	$0	$148,807

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate our businesses in three segments: Avionics & Controls, Sensors & Systems and Advanced Materials.

The Avionics & Controls segment includes avionics systems, control systems, interface technologies and communication systems capabilities. Avionics systems designs and develops cockpit systems integration and avionics solutions for commercial and military applications. Control systems designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles. Interface technologies manufactures and develops custom control panels, input systems for medical, industrial, military and casino gaming industries. Communication systems designs and manufactures military audio and data products for severe battlefield environments. In addition, communication systems designs and manufactures communication control systems to enhance security and aural clarity in military applications.

The Sensors & Systems segment includes power systems and advanced sensors capabilities. Power systems develops and manufactures electrical power switching and other related systems, principally for aerospace and defense customers. Advanced sensors develops and manufactures high precision temperature and pressure sensors for aerospace and defense customers.

The Advanced Materials segment includes engineered materials and defense technologies capabilities. Engineered materials develops and manufactures thermally engineered components and high-performance elastomer products used in a wide range of commercial aerospace and military applications. Defense technologies develops and manufactures combustible ordnance components and warfare countermeasures for military customers. Sales in all segments include domestic, international, defense and commercial customers.

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

During the first nine months of fiscal 2010, our income from continuing operations was $82.2 million or $2.71 per diluted share compared to $69.3 million or $2.32 per diluted share during the prior-year period, reflecting strong sales and earnings from Avionics & Controls, improved results from Advanced Materials, and weaker results from Sensors & Systems. Sales and operating earnings of Avionics & Controls increased 20.2% and 23.9%, respectively, over the prior-year period and reflected strong sales and gross margins of avionics systems. Avionics & Controls sales and earnings also reflected strong sales and gross margins of interface technology devices. Advanced Materials results improved principally due to strong sales and gross margins from countermeasures. Sensors & Systems sales and earnings were weak compared to the prior-year period principally due to the downturn in commercial aviation. Income from continuing operations in the first nine months of fiscal 2009 was impacted by a foreign currency loss of $7.9 million relating to the pound sterling-denominated funding of Racal Acoustics.

Income from continuing operations in the first nine months of fiscal 2010 reflected an effective tax rate of 22.7% (before a $7.2 million discrete tax benefit) compared to 15.7% (before a $2.9 million discrete tax benefit) in the prior-year period. The increase in the effective income tax rate from the prior-year period reflected a change in tax law in France and the expiration of U.S. research and development credits. In addition, the prior-year period’s effective income tax rate reflected enhanced tax benefits associated with the $7.9 million foreign currency loss.

Income from discontinued operations for the first nine months of fiscal 2009 was $0.54 per diluted share, reflecting the gain on sale of our U.K.-based Muirhead and Traxsys subsidiaries in November 2008.

Net income was $82.2 million, or $2.71 per diluted share, compared with net income of $85.3 million, or $2.86 per diluted share, in the prior-year period.

Results of Operations

Three Month Period Ended July 30, 2010, Compared with Three Month Period Ended July 31, 2009

Sales for the third fiscal quarter increased 6.1% over the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.)	Three Months Ended
	from prior year period	July 30, 2010	July 31, 2009

Avionics & Controls	13.6%	$194,300	$171,027
Sensors & Systems	(6.2)%	79,247	84,460
Advanced Materials	3.7%	109,939	105,999

Total Net Sales		$383,486	$361,486

The 13.6% increase in sales of Avionics & Controls was principally due to increased sales volumes of avionics systems of $13.4 million, interface technologies systems of $10.1 million, and communication systems of $2.3 million. The increase in avionics systems reflected strong cockpit integration sales. The increase in interface technologies systems reflected increased sales of input devices of $3.5 million for casino gaming applications and $6.5 million for medical applications. The increase in communications systems reflected higher sales of headset communication devices. These increases were partially offset by lower sales of control systems of $2.5 million, principally controls for commercial and military applications.

The 6.2% decrease in sales of Sensors & Systems mainly reflected a $5.5 million decrease in sales volumes of power systems. Sales of advanced sensors were unchanged from the prior-year period. The decrease in sales of power systems principally reflected lower demand from distributors, as they are seeking to balance inventory levels with lower demand. Segment sales were impacted by the effect of foreign exchange rates. Sales in the third fiscal quarter of 2010 reflected a weaker pound sterling and euro relative to the U.S. dollar. The average exchange rate from the pound sterling to the U.S. dollar decreased from 1.62 in the third fiscal quarter of 2009 to 1.50 in the third fiscal quarter of 2010. The average exchange rate from the euro to the U.S. dollar decreased from 1.40 in the third fiscal quarter of 2009 to 1.26 in the third fiscal quarter of 2010.

The 3.7% increase in sales of Advanced Materials principally reflected a $3.2 million increase in sales volumes of defense technologies, mainly countermeasures. The increase in countermeasures sales reflected a one-month factory shutdown in the prior-year period and delayed shipments to international customers.

Overall, gross margin as a percentage of sales was 34.3%, compared to 32.4% in the same period a year ago. Gross profit was $131.7 million compared to $117.1 million in the same period a year ago.

Avionics & Controls segment gross margin was 35.4% and 35.7% for the third fiscal quarter of 2010 and 2009, respectively. Segment gross profit was $68.8 million compared to $61.0 million in the same period a year ago. The increase in segment gross profit principally reflects a $6.3 million increase in avionics systems, reflecting strong gross margin on cockpit integration sales. The increase in segment gross profit also reflects a $4.0 million increase in interface technologies. About half of the increase in interface technologies gross profit is due to higher sales volumes of input devices for casino gaming applications, and half is due to higher sales volumes for medical applications. These increases in segment gross profit were partially offset by a $2.4 million decrease in gross profit on control systems due to lower gross margin of cockpit control devices for commercial and military applications, reflecting sales mix and a lower recovery of fixed costs.

Sensors & Systems segment gross margin was 35.8% and 31.3% for the third fiscal quarter of 2010 and 2009, respectively. Segment gross profit was $28.3 million compared to $26.4 million in the same period a year ago. The increase in segment gross profit reflects a $2.9 million increase in advanced sensors due to strong aftermarket sales, partially offset by a $1.0 million decrease in power systems gross profit principally reflecting lower demand from distributors. This decrease in power systems gross profit was partially offset by stronger gross profit and margin on certain retrofit sales.

Advanced Materials segment gross margin was 31.4% compared to 28.0% for the same period one year ago. Gross profit was $34.6 million compared to $29.7 million in the same period a year ago. The increase in gross profit principally reflected a $2.3 million increase in defense technologies due to improved gross margin on countermeasures devices. This improvement was due to strong cost control and a higher recovery of fixed expenses. The increase in gross profit also reflected a $2.6 million increase in engineered materials principally due to improved gross margin for thermally engineered components for petro-chemical applications.

Selling, general and administrative expenses (which include corporate expenses) totaled $64.5 million, or 16.8% of sales, and $59.7 million, or 16.5% of sales, for the third fiscal quarter of 2010 and 2009, respectively. The increase in the amount of selling, general and administrative expenses was due principally to a reduced foreign currency exchange gain on forward contracts of $1.7 million and an increase in corporate expense of $3.2 million, largely reflecting increased incentive compensation expense.

Research, development and engineering spending was $17.8 million, or 4.6% of sales, for the third fiscal quarter of 2010 compared with $14.9 million, or 4.1% of sales, for the third fiscal quarter of 2009. Fiscal 2010 research, development and engineering spending is expected to be approximately 5.0% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the third fiscal quarter of 2010 were $60.2 million, or 15.7% of sales, compared with $50.2 million, or 13.9% of sales, for the third fiscal quarter of 2009.

Avionics & Controls segment earnings were $30.5 million, or 15.7% of sales, in the third fiscal quarter of 2010 and $27.1 million, or 15.8% of sales, in the third fiscal quarter of 2009, principally reflecting a $4.1 million increase in avionics systems and a $3.4 million increase in interface technologies, partially offset by a $4.5 million decrease in control systems. Avionics systems benefited from increased gross profit, partially offset by $2.4 million in higher research, development and engineering expense due to assistance from the Province of Québec received in the prior-year period. Interface technologies benefited from strong gross profit from sales of input devices for casino gaming and medical applications. Control systems earnings were impacted by lower gross profit and higher research, development and engineering spending of $1.5 million.

Sensors & Systems segment earnings were $10.6 million, or 13.3% of sales, for the third fiscal quarter of 2010 compared with $7.0 million, or 8.3% of sales, for the third fiscal quarter of 2009, principally due to improved gross profit and gross margin of our advanced sensors operations.

Advanced Materials segment earnings were $19.2 million, or 17.4% of sales, for the third fiscal quarter of 2010 compared with $16.1 million, or 15.2% of sales, for the third fiscal quarter of 2009, principally reflecting improved earnings at our countermeasures operations.

Interest expense for the third fiscal quarter of 2010 was $8.1 million compared with $7.0 million for the third fiscal quarter of 2009, reflecting increased borrowings under capitalized lease obligations.

The effective income tax rate for the third fiscal quarter of 2010 was 22.5% (before a $7.6 million discrete tax benefit) compared with 17.5% (before a $3.2 million discrete tax benefit) for the prior-year period. The $7.6 million of discrete tax benefits in the third fiscal quarter of 2010 was the result of three items. The first item was a $6.4 million benefit as a result of the release of tax reserves for uncertain tax positions associated with losses on the disposition of assets. This release resulted from the expiration of a statute of limitations. The second item was a $1.6 million net reduction in deferred income tax liabilities, which was the result of the enactment of tax laws reducing the U.K. statutory income tax rate. The third item was a $0.4 million tax expense related to interest on tax reserves and tax liability associated with an examination of U.S. income tax returns. The $3.2 million of discrete tax benefits in the third fiscal quarter of 2009 was related to a $1.6 million reversal of previously recorded expense due to the application of certain foreign tax laws, and a $1.6 million tax benefit associated with the reconciliation of the prior year’s income tax returns to the provision for income taxes.

The effective tax rate differed from the statutory rate in the third fiscal quarters of 2010 and 2009, as both years benefited from various tax credits and certain foreign interest expense deductions. The effective tax rate for the third fiscal quarter of 2009 was significantly lower due to enhanced tax benefits associated with specific foreign exchange losses.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk. We use forward contracts to hedge our foreign currency exchange risk. To the extent that these hedges qualify under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customer. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in currency other than the functional currency of the Company for the three-month period ended July 30, 2010, and July 31, 2009, are as follows:

(In thousands)		Three Months Ended
		July 30, 2010	July 31, 2009
	Forward foreign currency contracts – gain	$2,649	$6,535
	Forward foreign currency contracts reclassified from AOCI – gain (loss)	2,026	(1,338)
	Embedded derivatives – gain (loss)	422	(2,165)
	Revaluation of monetary assets/liabilities – (loss)	(1,179)	(3,326)

	Total	$3,918	$(294)

Nine Month Period Ended July 30, 2010, Compared with Nine Month Period Ended July 31, 2009 Sales for the first nine months increased 7.7% over the prior-year period. Sales by segment were as follows:
(In thousands)
	Incr./(Decr.) from prior year period	Nine Months Ended
		July 30, 2010	July 31, 2009
Avionics & Controls	20.2%	$563,276	$468,606
Sensors & Systems	(8.4)%	234,335	255,770
Advanced Materials	2.1%	312,855	306,329

Total Net Sales		$1,110,466	$1,030,705

The 20.2% increase in sales of Avionics & Controls was principally due to higher sales volumes of avionics systems of $66.2 million, interface technologies systems of $20.3 million, and communications systems of $15.2 million. The increase in avionics systems principally reflected strong cockpit integration sales volumes. The increase in interface technologies systems mainly reflected increased sales volumes of input devices for casino gaming and medical applications. The increased sales of communication systems principally reflect incremental sales from the Racal Acoustics acquisition completed in the first fiscal quarter of 2009. These increases were partially offset by lower sales volumes of control systems of $7.0 million, principally cockpit controls for commercial and military applications.

The 8.4% decrease in sales of Sensors & Systems mainly reflected decreased sales of advanced sensors of $7.9 million and decreased sales of power systems of $13.5 million. The decrease in advanced sensors and power systems reflected weaker aftermarket and distribution activity from the downturn in commercial aviation and in particular business jets. The $13.5 million decrease in power systems sales was due to the downturn in commercial aviation and was partially offset by a $3.3 million increase in retrofit sales for commercial aviation. Sales in the first six months of fiscal 2010 reflected a stronger pound sterling and euro relative to the U.S. dollar and a weaker pound sterling and euro relative to the U.S. dollar during the third quarter of the fiscal year.

The 2.1% increase in sales of Advanced Materials principally reflected an $18.1 million increase in sales volumes of defense technologies and an $11.2 million decrease in sales of engineered materials. The increase in sales of defense technologies mainly reflected higher sales volumes of countermeasures of $22.0 million, partially offset by lower sales of combustible ordnance of $3.9 million. The increase in countermeasures principally related to low sales volume in the prior-year period due to the delays in the processing of and scheduling shipments of our international customers. The $3.9 million decrease in sales volume of combustible ordnance is due to lower requirements from the U.S. government. The $11.2 million decrease in sales of engineered materials reflected lower demand for elastomer materials due to the downturn in commercial aviation and industrial commercial markets.

Overall, gross margin as a percentage of sales was 32.9% and 32.2% for the first nine months of fiscal 2010 and 2009, respectively.

Avionics & Controls segment gross margin was 34.4% and 34.8% for the first nine months of fiscal 2010 and 2009, respectively. Segment gross profit was $193.6 million compared to $162.9 million in the prior-year period, reflecting a $24.7 million increase in avionics systems, a $9.3 million increase in interface technologies, a $6.9 million increase in communication systems, and a $10.1 million decrease in control systems. The $24.7 million increase in avionics systems is principally due to strong cockpit integration sales volumes. The increase in segment gross profit also reflects a $9.3 million increase in interface technologies. About half of the increase in interface technologies gross profit is due to higher sales volumes of input devices for casino gaming applications, and half of the increase is due to higher sales volumes for medical applications. The $6.9 million increase in communication systems gross profit reflects incremental gross profit from the acquisition of Racal Acoustics in the first fiscal quarter of 2009. The $10.1 million decrease in gross profit on control systems is mainly due to weaker gross margin of controls for commercial and military applications, as well as higher operating costs from our new control systems facility.

Sensors & Systems segment gross margin was 34.5% and 33.0% for the first nine months of fiscal 2010 and 2009, respectively. Segment gross profit was $80.9 million compared to $84.5 million in the prior-year period, reflecting a $1.7 million decrease in advanced sensors and a $1.9 million decrease in power systems. The $1.7 million decrease in advanced sensors is mainly due to a $1.8 million retroactive price adjustment recorded in the prior-year period. The $1.9 million decrease in power systems is due to lower sales volume, partially offset by an increase in gross profit on retrofits for commercial aviation applications.

Advanced Materials segment gross margin was 29.1% for the first nine months of fiscal 2010 compared to 27.6% for the same period one year ago. Segment gross profit was $90.9 million compared to $84.5 million in the prior-year period, reflecting the increase in defense technologies. Engineered materials gross profit was essentially equal to the prior-year period. The increased gross profit on defense technologies sales reflected an $11.1 million increase on countermeasures, partially offset by a $5.2 million decrease on combustible ordnance. The increase in gross profit on countermeasures was principally due to sales volume with additional benefits from improved sales mix and efficiency from longer production runs. Although engineered materials sales declined $11.2 million, gross profit was essentially equal to the prior-year period due to improved gross margin, mainly due to strong cost control and improved sales mix.

Selling, general and administrative expenses (which include corporate expenses) totaled $192.1 million, or 17.3% of sales, and $174.0 million, or 16.9% of sales, for the first nine months of fiscal 2010 and 2009, respectively. The increase in selling, general and administrative expense principally reflected incremental selling, general and administrative expense from the acquisition of Racal Acoustics and NMC of $5.8 million, a $4.2 million increase in corporate expense mainly due to professional fees, and the effect of exchange rates on operating expenses at our non-U.S. operations of $4.9 million.

Research, development and engineering spending was $53.3 million, or 4.8% of sales, for the first nine months of fiscal 2010 compared with $50.6 million, or 4.9% of sales, for the first nine months of fiscal 2009. Fiscal 2010 research, development and engineering spending is expected to be approximately 5.0% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first nine months of fiscal 2010 totaled $147.7 million, or 13.3% of sales, compared with $130.8 million, or 12.7% of sales, for the first nine months in fiscal 2009.

Avionics & Controls segment earnings were $78.4 million, or 13.9% of sales, in the first nine months of fiscal 2010 and $63.2 million, or 13.5% of sales, in the first nine months of fiscal 2009, principally reflecting a $20.0 million increase in avionics systems and a $9.0 million increase in interface technologies, partially offset by a $12.2 million decrease in control systems. Avionics systems benefited from increased gross profit, partially offset by a $3.8 million increase in selling, general and administrative expense, principally reflecting the effect of foreign currency exchange rates. Control systems earnings were impacted by lower gross profit and higher research, development and engineering spending of $1.4 million. Interface technologies benefited from strong gross profit from sales of input devices for casino gaming and medical applications.

Sensors & Systems segment earnings were $24.3 million, or 10.4% of sales, for the first nine months of fiscal 2010 compared with $27.1 million, or 10.6% of sales, for the first nine months of fiscal 2009, principally reflecting a $1.9 million decrease in advanced sensors and a $0.9 million decrease in power systems. Advanced sensors earnings were impacted by decreased gross profit. The $0.9 million decrease in power systems reflected the decrease in gross profit, partially offset by lower selling, general and administrative expense of $0.9 million.

Advanced Materials segment earnings were $45.0 million, or 14.4% of sales, for the first nine months of fiscal 2010 compared with $40.4 million, or 13.2% of sales, for the first nine months of fiscal 2009, principally reflecting a $7.6 million increase in defense technologies and a $3.3 million decrease in engineered materials. The $7.6 million increase in defense technologies principally reflected a $13.1 million increase in earnings at our countermeasures operations and a $5.5 million decrease at our combustible ordnance operations. The increase in countermeasures earnings reflected strong gross profit and a turnaround from a $4.2 million operating loss incurred in the prior-year period. The decrease in combustible ordnance is due to decreased gross profit. The reduction in engineered materials earnings reflected a $2.0 million decrease in foreign currency exchange gains, principally on forward contracts which are marked to market each period.

On January 26, 2009, we acquired Racal Acoustics for £122.6 million or $171.3 million. Racal Acoustics develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics market segment. The acquisition was funded with cash proceeds from the sale of U.K.-based Muirhead and Traxsys and our line of credit. To facilitate the acquisition of Racal Acoustics, we executed a $159.7 million U.S. dollar-denominated intercompany loan with a wholly-owned subsidiary, for which its functional currency is the pound sterling. Due to our holding of pounds sterling to fund the acquisition during a period of foreign exchange volatility, we incurred a $7.9 million foreign currency transaction loss in January 2009, which was recorded in other expense.

Interest expense for the first nine months of fiscal 2010 was $23.4 million compared with $21.4 million for the first nine months of fiscal 2009, reflecting higher borrowings under capitalized lease obligations during most of the first nine months of fiscal 2010.

The effective income tax rate for the first nine months of fiscal 2010 was 22.7% (before a $7.2 million discrete tax benefit) compared with 15.7% (before a $2.9 million discrete tax benefit) for the prior-year period. The $7.2 million of discrete tax benefits in the first nine months of fiscal 2010 was related to four items. The first item was a $6.4 million benefit as a result of the release of tax reserves for uncertain tax positions associated with losses on the disposition of assets. The release resulted from the expiration of a statute of limitations. The second item was a $1.6 million net reduction in deferred income tax liabilities, which was the result of the enactment of tax laws reducing the U.K. statutory income tax rate. The third item was a $0.5 million tax expense related to interest on tax reserves and tax liability associated with an examination of U.S. income tax returns. The fourth item was a $0.3 million tax expense mainly related to tax law changes in France.

The $2.9 million of discrete tax benefits in the first nine months of fiscal 2009 was the result of five items. The first item was a $2.0 million tax benefit for the reduction of previously recorded withholding tax liabilities as a result of the enactment of a U.S.-Canadian tax treaty. The second item was the recording of a $1.6 million tax accrual in the first fiscal quarter of 2009 for a potential penalty due to the application of certain tax laws. The third item was a $0.6 million expense resulting from the reversal of previously recorded tax benefits associated with the implementation of CMC’s SADI program. The fourth item was the reversal of the $1.6 million tax accrual recorded in the first fiscal quarter of 2009 due to the application of certain foreign tax laws. The fifth item was a $1.5 million tax benefit associated with the reconciliation of the prior year’s U.S. income tax return to the U.S. income tax provision.

The effective tax rate differed from the statutory rate in the first nine months of fiscal 2010 and 2009, as both years benefited from various tax credits and certain foreign interest expense deductions. The effective tax rate for the first nine months of fiscal 2009 was significantly lower due to enhanced tax benefits associated with specific foreign exchange losses.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk. We use forward contracts to hedge our foreign currency exchange risk. To the extent that these hedges qualify under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customer. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in currency other than the functional currency of the Company for the nine month period ended July 30, 2010, and July 31, 2009, are as follows:

(In thousands)	Nine Months Ended
	July 30, 2010	July 31, 2009

Forward foreign currency contracts – gain	$990	$5,367
Forward foreign currency contracts reclassified from AOCI – gain (loss)	6,304	(12,395)
Embedded derivatives – (loss)	(794)	(3,929)
Revaluation of monetary assets/liabilities – (loss)	(1,231)	(8,320)

Total	$5,269	$(19,277)

New orders for the first nine months of fiscal 2010 were $1.2 billion compared with $1.0 billion for the same period in 2009. The increase in new orders principally reflects the effect of exchange rates, the timing of receiving orders and an increase in commercial aviation and defense demand. Backlog was $1.2 billion at July 30, 2010, compared with $1.1 billion at the end of the prior-year period and at the end of fiscal 2009.

Liquidity and Capital Resources

Cash and cash equivalents at July 30, 2010, totaled $282.9 million, an increase of $106.1 million from October 30, 2009. Net working capital increased to $600.2 million at July 30, 2010, from $502.4 million at October 30, 2009. Sources and uses of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $134.2 million and $114.8 million in the first nine months of fiscal 2010 and 2009, respectively, reflecting increased income from continuing operations and advanced payments on long-term contracts and decreased payments for inventory and income taxes, partially offset by increased cash contributions to our defined benefit pension plans.

Cash flows used by investing activities were $37.0 million and $234.2 million in the first nine months of fiscal 2010 and 2009, respectively. Cash flows used by investing activities in the first nine months of fiscal 2010 primarily reflected cash paid for capital expenditures. Cash flows used by investing activities in the prior-year period included approximately $255.2 million for the acquisitions of NMC and Racal Acoustics, and $42.5 million in purchases of capital assets, partially offset by proceeds from the sale of Muirhead and Traxsys of $62.9 million.

Cash flows provided by financing activities were $12.7 million and $100.4 million in the first nine months of fiscal 2010 and 2009, respectively. Cash flows provided by financing activities in the first nine months of fiscal 2010 primarily reflected $8.4 million in proceeds from stock issuance under our employee stock plans and $8.5 million in government assistance for research, development and engineering, which is accounted for as a loan. Cash flows provided by financing activities in the prior-year period primarily included $3.2 million in proceeds from stock issuance under our employee stock plans, proceeds from a $125.0 million term loan due in 2012 to finance the Racal Acoustics acquisition, and $34.4 million in repayments on our GBP term loan.

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

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $60.0 million during fiscal 2010, compared to $87.4 million expended in fiscal 2009. Capital expenditures for fiscal 2009 included $28.2 million under capitalized lease obligations related to our newly constructed facility for an avionics controls operations and a facility expansion for an interface technologies facility. Capital expenditures for the first nine months of fiscal 2010 totaled $44.8 million, primarily for machinery and equipment, building, construction in process, and enhancements to information systems. Capital expenditures for the first nine months of fiscal 2010 included $8.1 million under capitalized lease obligations for our newly constructed avionics and controls facility and facility expansion noted above.

In April 2009, we amended the credit facility to provide for a $125.0 million U.S. term loan. The Company used the proceeds from the loan to repay its outstanding borrowings under the revolving credit facility and provide enhanced liquidity. Borrowings under the U.S. term loan facility bear interest at a rate equal to either: (a) the LIBOR rate plus 2.50% or (b) the “Base Rate” (defined as the higher of Wachovia Bank, National Association’s prime rate and the Federal funds rate plus 0.50%) plus 1.50%. The loan is accruing interest at a variable rate based on LIBOR plus 2.5% and was 2.82% on July 30, 2010. The principal amount of the U.S. term loan facility is payable quarterly commencing on March 31, 2010, the first four payments equal to 1.25% of the original loan balance, the following four payments equal to 2.50%, with a final payment equal to 85.00% on March 13, 2012.

Total debt at July 30, 2010, was $543.9 million and consisted of $175.0 million of Senior Notes due in 2017, $175.0 million of Senior Subordinated Notes due in 2013, $121.9 million under our U.S. term loan, $3.7 million of deferred gain on a terminated interest rate swap, $44.1 million under capital lease obligations, and $24.2 million under our credit facility and various foreign currency debt agreements and other debt agreements.

On August 2, 2010, we issued $250.0 million of 7% fixed rate senior notes due on August 1, 2020. The net proceeds from the sale of the senior notes, after deducting $4.7 million of debt issuance cost, were $245.3 million. The net proceeds from the offering will be used to repurchase or otherwise redeem all of the $175.0 million outstanding 7 3/4% Senior Subordinated Notes due 2013. On August 2, 2010, we repurchased approximately $157.6 million of the Senior Subordinated Notes due in 2013 under a cash tender offer. The remaining $17.4 million of the Senior Subordinated Notes due in 2013 will be redeemed in September 2010. The estimated loss on extinguishment of debt is expected to be approximately $5.1 million. A deferred gain of $3.7 million on the termination of interest rate swaps will also be recognized as a Gain on Derivative Financial Instruments subsequent to July 30, 2010.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through July 2011.

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

There have been no significant changes in our exposure to market risk during the first nine months of fiscal 2010. A discussion of our exposure to market risk is provided in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2009.

Item 4.	Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 30, 2010. Based upon that evaluation, they concluded as of July 30, 2010, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of July 30, 2010, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 6.	Exhibits

11	Schedule setting forth computation of basic and diluted earnings per common share for the three and nine month periods ended July 30, 2010, and July 31, 2009.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of R. Bradley Lawrence) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: September 3, 2010	By:	/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer)