Form 10-K
period 2010-10-29
ESTERLINE TECHNOLOGIES CORP
filed 2010-12-21
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 29, 2010

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

Large accelerated filer  ☒                         Accelerated filer  ☐                         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of December 16, 2010, 30,340,294 shares of the Registrant’s common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of April 30, 2010, was $1,673,886,903 (based upon the closing sales price of $55.78 per share).

Documents Incorporated by Reference

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended October 29, 2010.

PART I

This Report includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Please refer to the section addressing forward-looking information on page 9 for further discussion. In this report, “we,” “our,” “us,” “Company,” and “Esterline” refer to Esterline Technologies Corporation and subsidiaries, unless otherwise noted or context otherwise indicates.

Item 1.	Business

(a)  General Development of Business.

Esterline, a Delaware corporation formed in 1967, is a leading specialized manufacturing company principally serving aerospace and defense customers. We design, manufacture and market highly engineered products and systems for application within the industries we serve.

Our strategy is to maintain a leadership position in niche markets for the development and manufacture of highly engineered products that are essential to our customers. We are concentrating our efforts to expand selectively our capabilities in these markets, to anticipate the global needs of our customers and to respond to such needs with comprehensive solutions. Our current business and strategic growth plan focuses on the continuous development of these products in three key technology segments – Avionics & Controls, Sensors & Systems, and Advanced Materials including thermally engineered components and specialized high-performance elastomers and other complex materials, principally for aerospace and defense markets. Our products are often mission-critical equipment, which have been designed into particular military and commercial platforms and in certain cases can only be replaced by products of other manufacturers following a formal certification process. As part of our implementation of this growth plan, we focus on, among other things, expansion of our capabilities as a more comprehensive supplier to our customers. Such expansion included the October 15, 2010, execution of a license agreement with L-3 Avionics Systems, Inc. for the SmartDeck® integrated cockpit technologies to enhance our integrated cockpit capabilities for both OEM and retrofit opportunities; the January 26, 2009, acquisition of Racal Acoustics Global Ltd. (Racal Acoustics), which develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics segment; and the December 15, 2008, acquisition of NMC Group, Inc. (NMC), which designs and manufactures specialized light-weight fasteners principally for commercial aviation applications. We also divested non-core businesses operating as Pressure Systems, Inc., Muirhead Aerospace and Traxsys Input Products Limited. These acquisitions and divestitures are described in more detail in the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations contained in Item 7 of this report.

Our products have a long history in the aerospace and defense industry and are found on most military and commercial aircraft, helicopters, and land-based systems. For example, our products are used on the majority of active and in-production U.S. military aircraft and on every Boeing commercial aircraft platform manufactured in the past 65 years. In addition, our products are supplied to Airbus, all of the major regional and business jet manufacturers, and the major aircraft engine manufacturers. We differentiate ourselves through our engineering and manufacturing capabilities and our reputation for safety, quality, on-time delivery, reliability, and innovation – all embodied in the Esterline Performance System, our way of approaching business that helps ensure all employees are focused on continuous improvement. Safety of our operations is a critical factor in our business, and, accordingly, we incorporate applicable regulatory guidance in the design of our facilities and the training of our employees using a behavior-based approach that focuses on safety-designed work habits and on-going safety audits. We work closely with original equipment manufacturers (OEMs) on new, highly engineered product designs which often results in our products being designed into their platforms; this integration often results in sole-source positions for OEM production and aftermarket business. In fiscal 2010, we estimate that 35% of our sales to commercial and military aerospace customers were derived from aftermarket business. Our aftermarket sales, including retrofits, spare parts, and repair services, historically carry a higher gross margin than sales to OEMs. In many cases, aftermarket sales extend well beyond the OEM production period, supporting the platform during its entire life cycle.

Our sales are diversified across three broad markets: defense, commercial aerospace, and general industrial. For fiscal 2010, we estimate we derived approximately 45% of our sales from the defense market, 40% from the commercial aerospace market, and 15% from the general industrial market.

(b)  Financial Information About Industry Segments.

A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to our business segments for fiscal years 2010, 2009, and 2008 is reported in Note 17 to the Company’s Consolidated Financial Statements for the fiscal year ended October 29, 2010, and appears in Item 8 of this report.

(c)  Narrative Description of Business.

Avionics & Controls

Our Avionics & Controls business segment includes avionics systems, control systems, interface technologies and communication systems capabilities. Avionics systems designs and develops cockpit systems integration and avionics subsystems for commercial and military applications. Control systems designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles. Interface technologies manufactures and develops custom control panels and input systems for medical, industrial, military and casino gaming industries. Communication systems designs and manufactures military audio and data products for severe battlefield environments. In addition, communication systems designs and manufactures secure voice and data switching systems for military airborne, ground-based, and shipboard applications.

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

Our proprietary products meet critical operational requirements and provide customers with significant technological advantages in such areas as night vision compatibility and active-matrix liquid-crystal displays (a technology enabling pilots to read display screens in a variety of light conditions as well as from extreme angles). Our products are incorporated in a wide variety of platforms ranging from military helicopters, fighters and transports, to commercial wide- and narrow-body, regional and business jets. In fiscal 2010, some of our largest customers for these products included BAE Systems, The Boeing Company, Canadian Commercial Corp., Hawker Beechcraft, Honeywell, Hamilton Sunstrand, Lockheed Martin, Rockwell Collins, and Sikorsky.

We are also a supplier in custom input integration with a full line of keyboard, switch and input technologies for specialized medical equipment, communications systems and comparable equipment for military applications. These products include custom keyboards, keypads, and input devices that integrate cursor control devices, bar-code scanners, displays, video, and voice activation. We also produce instruments that are used for point-of-use and point-of-care in vivo diagnostics. We have developed a wide variety of technologies, including plastic and vinyl membranes that protect high-use switches and fully depressible buttons, and backlit elastomer switch coverings that are resistant to exposure from harsh chemicals. These technologies now serve as the foundation for a small but growing portion of our product line. In fiscal 2010, some of our largest customers for these products included Alere, Dictaphone, DRS Tactical Systems, General Electric, IDEXX Laboratories, Jabil Circuit, Philips, Roche, Siemens, and WMS.

In addition, we design and manufacture ruggedized military personal communication equipment, primarily headsets. We are the sole supplier of Active Noise Reduction (ANR) headsets to the British Army’s tracked and wheeled vehicle fleets under the Bowman communication system program. In the U.S., we supply ANR headsets to the U.S. Army’s tracked and wheeled vehicle fleets under the Vehicle Intercom System (VIS) and VIS-X programs comprising over 200,000 vehicles, and we are the sole supplier to the U.S. Marine Corps for their M-ATV fleet. We are also the sole ANR headset supplier to the Canadian Army. We have a long-standing relationship with armies around the world including forces in India, Australia, Spain, and Saudi Arabia. In fiscal 2010, some of our largest customers for these products included Northrop Grumman, Lockheed Martin, Simex Defense, Sanmina-SCI, and the British Ministry of Defence (MoD).

Sensors & Systems

Our Sensors & Systems business segment includes power systems and advanced sensors capabilities. We develop and manufacture high-precision temperature, pressure and speed sensors, electrical power switching, control and data communication devices, and other related systems principally for aerospace and defense customers. We are the sole-source supplier of temperature probes for use on all versions of the General Electric/Snecma CFM-56 jet engine. The CFM-56 jet engine has an installed base of 21,000, is standard equipment on new generation Boeing 737 aircraft and was selected as the engine for approximately 51% of all Airbus aircraft delivered to date. We were contracted to design and manufacture the 787’s sensors for the environmental control system, and provide the primary power distribution assembly for the Airbus A400M military transport. Additionally, we have secured a Tier 1 position with Rolls Royce for the complete suite of sensors for the engines that will power the A400M and A350. The principal customers for our products in this business segment are jet engine manufacturers and airframe manufacturers. In fiscal 2010, some of our largest customers for these products included The Boeing Company, Bombardier, Dassault, Eurocopter, Flame, General Electric, Honeywell, Rolls Royce, and SAFRAN.

Advanced Materials

Our Advanced Materials business segment includes engineered materials and defense technologies capabilities. We develop and manufacture high-performance elastomer products used in a wide range of commercial aerospace, space, and military applications, and highly engineered thermal components for commercial aerospace and industrial applications. We also develop and manufacture combustible ordnance and countermeasures for military applications.

Specialized High-Performance Applications.   We specialize in the development of proprietary formulations for silicone rubber and other elastomer products. Our elastomer products are engineered to address specific customer requirements where superior performance in high temperature, high pressure, caustic, abrasive and other difficult environments is critical. These products include clamping devices, thermal fire barrier insulation products, sealing systems, tubing and coverings designed in custom-molded shapes. Some of the products include proprietary elastomers that are specifically designed for use on or near a jet engine. We are a leading U.S. supplier of high-performance elastomer products to the aerospace industry, with our primary customers for these products being jet and rocket engine manufacturers, commercial and military airframe manufacturers, as well as commercial airlines. In fiscal 2010, some of the largest customers for these products included Alliant Techsystems, The Boeing Company, Honeywell, KAPCO, Lockheed Martin, Northrop Grumman, and Pattonair. We also develop and manufacture high temperature lightweight metallic insulation systems for aerospace and marine applications. Our commercial aerospace programs include the 737, A320, and A380 series aircraft and the V2500 and BR710 engines. Our insulation material is used on diesel engine manifolds for earthmoving and agricultural applications. In addition, we specialize in the development of thermal protection for fire, nuclear, and petro-chemical industries. We design and manufacture high temperature components for industrial and marine markets. Our manufacturing processes consist of cutting, pressing, and welding stainless steel, Inconel and titanium fabrications. In fiscal 2010, some of the largest customers of these products included Airbus, The Boeing Company, Goodrich, GKN Aerospace, Northrop Grumman, Pattonair, Rolls Royce, Short Brothers, Spirit AeroSystems, and Volvo.

Ordnance and Countermeasure Applications.   We develop and manufacture combustible ordnance and warfare countermeasure devices for military customers. We manufacture molded fiber cartridge cases, mortar increments, igniter tubes and other combustible ordnance components primarily for the U.S. Department of Defense. Safety of our operations is a critical factor in manufacturing ordnance and countermeasures, and accordingly, we incorporate applicable regulatory guidance in the design of our facilities and in the training of our employees. As part of our behavior-based approach to training, employees learn safety-designed work habits and perform on-going safety audits. We also monitor safety metrics to ensure compliance. We are currently the sole supplier of combustible casings utilized by the U.S. Armed Forces. Sales are made either directly to the U.S. Department of Defense or through prime contractors, Alliant Techsystems and General Dynamics. These products include the combustible case for the U.S. Army’s new generation 155mm Modular Artillery Charge System, the 120mm combustible case used with the main armament system on the U.S. Army and Marine Corps’ M1-A1/2 tanks, and the 60mm, 81mm and 120mm combustible mortar increments. We are one of two suppliers to the U.S. Army of infrared decoy flares used by aircraft to help protect against radar and infrared guided missiles. Additionally, we are a supplier of infrared decoy flares to the MoD and other international defense agencies. We are currently the only supplier of radar countermeasures to the U.S. Army.

A summary of product lines contributing sales of 10% or more of total sales for fiscal years 2010, 2009 and 2008 is reported in Note 17 to the Consolidated Financial Statements for the fiscal year ended October 29, 2010, and appears in Item 8 of this report.

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

In the technical and highly engineered product segments in which we compete, relationship selling is particularly appropriate in targeted marketing segments where customer and supplier design and engineering inputs need to be tightly integrated. Participation in industry trade shows is an effective method of meeting customers, introducing new products, and exchanging technical specifications. In addition to technical and industry conferences, our products are supported through direct internal international sales efforts, as well as through manufacturer representatives and selected distributors. As of October 29, 2010, 229 sales people, 275 representatives, and 138 distributors support our operations internationally.

Backlog

Backlog was $1.1 billion at October 29, 2010, and October 30, 2009. We estimate that approximately $256.6 million of backlog is scheduled to be shipped after fiscal 2011.

Backlog is subject to cancellation until delivered, and therefore, we cannot assure that our backlog will be converted into revenue in any particular period or at all. Backlog does not include the total contract value of cost-plus reimbursable contracts, which are funded as we incur the costs. Except for the released portion, backlog also does not include fixed-price multi-year contracts.

Competition

Our products and services are affected by varying degrees of competition. We compete with other companies in most markets we serve, many of which have far greater sales volumes and financial resources. Some of our competitors are also our customers on certain programs. The principal competitive factors in the commercial markets in which we participate are product performance, on-time delivery, service and price. Part of product performance requires expenditures in research and development that lead to product improvement. The market for many of our products may be affected by rapid and significant technological changes and new product introductions. Our principal competitors include Astronautics, BAE, Bose, ELBIT, EMS, Eaton, GE Aerospace, Honeywell, IAI, L-3, Otto Controls, RAFI, Rockwell Collins, SELEX, Telephonics, Thales, Ultra Electronics, Universal Avionics Systems Corporation, and Zodiac in our Avionics & Controls segment; Ametek, Eaton, Goodrich, Hamilton Sundstrand, MPC Products, Meggitt, STPI-Deutsch, Tyco, and Zodiac in our Sensors & Systems segment; and Chemring, Doncasters, Hitemp, J&M, JPR Hutchinson, Kmass, Meggitt (including Dunlop Standard Aerospace Group), Rheinmetall, Trelleborg, ULVA, and UMPCO in our Advanced Materials segment.

Research and Development

Our product development and design programs utilize an extensive base of professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed. In fiscal 2010, we expended approximately $69.8 million for research, development and engineering, compared with $64.5 million in fiscal 2009 and $85.1 million in fiscal 2008. We believe continued product development is key to our long-term growth, and consequently, we consistently invest in research and development. Examples include research and development projects relating to advanced vision systems, integrated avionics control panels, A350 engine sensors, high temperature, low observable material for military applications, and spectral countermeasure flares for military applications. We actively participate in customer-funded research and development programs, including applications on C-130 cockpit upgrades, P-8 aircraft and power systems for the HH-47 Chinook helicopter and A400M.

Foreign Operations

Our principal foreign operations consist of manufacturing facilities located in France, Germany, Canada, the United Kingdom, Mexico and China, and include sales and service operations located in Singapore and China. For further information regarding foreign operations, see Note 17 to the Consolidated Financial Statements under Item 8 of this report.

U.S. Government Contracts and Subcontracts

As a contractor and subcontractor to the U.S. government (primarily the U.S. Department of Defense), we are subject to various laws and regulations that are more restrictive than those applicable to private sector contractors. Approximately 10% of our sales were made directly to the U.S. government in fiscal 2010. In addition, we estimate that our subcontracting activities to contractors for the U.S. government accounted for approximately 25% of sales during fiscal 2010. In total, we estimate that approximately 35% of our sales during the fiscal year were subject to U.S. government contracting regulations. Such contracts may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending, and other factors.

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

Patents and Licenses

Although we hold a number of patents and licenses, we do not believe that our operations are dependent on our patents and licenses. In general, we rely on technical superiority, continual product improvement, exclusive product features, lean operational excellence including superior lead-time, on-time delivery performance and quality, and customer relationships to maintain competitive advantage.

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

Sources and Availability of Raw Materials and Components

The sources and availability of certain raw materials and components are not as critical as they would be for manufacturers of a single product line, due to our vertical integration and diversification. However, certain components, supplies and raw materials for our operations are purchased from single sources. In such instances, we strive to develop alternative sources and design modifications to minimize the effect of business interruptions.

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

Employees

We had 8,976 employees at October 29, 2010, of which 4,763 were based in the United States, 2,637 in Europe, 1,092 in Canada, 342 in Mexico and 142 in Asia. Approximately 15% of the U.S.-based employees were represented by a labor union. Our European operations are subject to national trade union agreements and to local regulations governing employment.

(d)  Financial Information About Foreign and Domestic Operations and Export Sales.

See risk factor below entitled “Political and economic changes in foreign countries and markets, including foreign currency fluctuations, may have a material effect on our operating results” under Item 1A of this report and Note 17 to the Consolidated Financial Statements under Item 8 of this report.

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

Executive Officers of the Registrant

The names and ages of all executive officers of the Company and the positions and offices held by such persons as of December 21, 2010, are as follows:

Name	Position with the Company	Age
R. Bradley Lawrence	President and Chief Executive Officer	63
Robert D. George	Vice President, Chief Financial Officer, Secretary and Treasurer	54
Frank E. Houston	Senior Group Vice President	59
Stephen R. Larson	Vice President, Strategy & Technology	66
Marcia J. Mason	Vice President, Human Resources	58
Albert S. Yost	Group Vice President	45

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

Ms. Mason has been Vice President, Human Resources since March 1993. Ms. Mason has a J.D. degree from Northwestern University School of Law and a B.A. degree in Political Science from Portland State University.

Mr. Yost has been Group Vice President since November 2009. Previously, he was President of Advanced Input Systems, a subsidiary of the Company from January 2007, and held management responsibilities for Esterline’s Interface Technologies business platform from May 2007. From April 2002 to April 2007, he was Director of Finance for Advanced Input Systems. Mr. Yost has an M.B.A. from Utah State University and a B.A. degree in Economics from Brigham Young University.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the headings “Risks Relating to Our Business and Our Industry,” “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and “Business” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

—	A significant downturn in the aerospace industry;
—	A significant reduction in defense spending;
—	A decrease in demand for our products as a result of competition, technological innovation or otherwise;
—	Our inability to integrate acquired operations or complete acquisitions; and
—	Loss of a significant customer or defense program.

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

Risks Relating to Our Business and Our Industry

A recurrent global recession may adversely affect our access to capital, cost of capital, and business operations.

If the global economy does not recover from the current recession or if the global recession recurs, our future cost of debt and equity capital could be adversely affected. Any inability to obtain adequate financing from debt and equity sources could force us to self fund strategic initiatives or even forgo some opportunities, potentially harming our financial position, results of operations, and liquidity.

Economic conditions may impair our customers’ business and markets, which could adversely affect our business operations.

In the event of a recurrent global recession in the United States and other parts of the world, the businesses of some of our customers may not generate sufficient revenues. Customers may choose to delay or postpone purchases from us until the economy and their businesses strengthen. Decisions by current or future customers to forgo or defer purchases and/or our customers’ inability to pay us for our products may adversely affect our earnings and cash flow.

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

One of our key strategies is to grow our business by selectively pursuing acquisitions. Since 1996 we have completed over 30 acquisitions, and we are continuing to actively pursue additional acquisition opportunities, some of which may be material to our business and financial performance. Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for a number of reasons, including:

—	Acquisition financing not being available on acceptable terms or at all;
—	Encountering difficulties identifying and executing acquisitions;
—	Increased competition for targets, which may increase acquisition costs;
—	Consolidation in our industry reducing the number of acquisition targets; and
—	Competition laws and regulations preventing us from making certain acquisitions.

In addition, there are potential risks associated with growing our business through acquisitions, including the failure to successfully integrate and realize the expected benefits of an acquisition. For example, with any past or future acquisition, there is the possibility that:

—	The business culture of the acquired business may not match well with our culture;
—	Technological and product synergies, economies of scale and cost reductions may not occur as expected;
—	Management may be distracted from overseeing existing operations by the need to integrate acquired businesses;
—	We may acquire or assume unexpected liabilities;
—	Unforeseen difficulties may arise in integrating operations and systems;
—	We may fail to retain and assimilate employees of the acquired business;
—	We may experience problems in retaining customers and integrating customer bases; and
—	Problems may arise in entering new markets in which we may have little or no experience.

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

As we have grown through acquisitions, we have accumulated $739.7 million of goodwill, and have $47.9 million of indefinite-lived intangible assets, out of total assets of $2.6 billion at October 29, 2010. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We performed our impairment review for fiscal 2010 as of July 31, 2010, and our Step One analysis indicates that no impairment of goodwill and other indefinite-lived assets exists at any of our reporting units.

A long-lived asset to be disposed of is reported at the lower of its carrying amount or fair value less cost to sell. An asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows. As we have grown through acquisitions, we have accumulated $494.0 million of definite-lived intangible assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility.

As of October 29, 2010, we had $613.6 million of debt outstanding, of which $599.0 million is long-term debt. Under our existing secured credit facility we have a $200 million revolving line of credit and a $125 million U.S. term loan. Up to $50.0 million in letters of credit may be drawn in U.K. pounds or euros in addition to U.S. dollars. The secured credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. In addition, we have unsecured foreign currency credit facilities that have been extended by foreign banks for up to $31.8 million. Available credit under the above credit facilities was $207.7 million at October 29, 2010, when reduced by outstanding foreign bank borrowings of $2.0 million and letters of credit of $22.1 million.

We also have outstanding $175.0 million 6.625% senior notes due in March 2017 and $250.0 million 7.0% senior notes due in August 2020. The indentures governing those notes and other debt agreements limit, but do not prohibit, us from incurring additional debt in the future. Our level of debt could have significant consequences to our business, including the following:

—

Depending on interest rates and debt maturities, a substantial portion of our cash flow from operations could be dedicated to paying principal and interest on our debt, thereby reducing funds available for our acquisition strategy, capital expenditures or other purposes;

—	A significant amount of debt could make us more vulnerable to changes in economic conditions or increases in prevailing interest rates;
—	Our ability to obtain additional financing for acquisitions, capital expenditures or for other purposes could be impaired;
—

The increase in the amount of debt we have outstanding increases the risk of non-compliance with some of the covenants in our debt agreements which require us to maintain specified financial ratios; and

—	We may be more leveraged than some of our competitors, which may result in a competitive disadvantage.

The loss of a significant customer or defense program could have a material adverse effect on our operating results.

Some of our operations are dependent on a relatively small number of customers and aerospace and defense programs, which change from time to time. Significant customers in fiscal 2010 included The Boeing Company, Flame, GE Aerospace, General Dynamics, Honeywell, Lockheed Martin, Rolls Royce, and U.S. Department of Defense. There can be no assurance that our current significant customers will continue to buy our products at current levels. The loss of a significant customer or the cancellation of orders related to a sole-source defense program could have a material adverse effect on our operating results if we were unable to replace the related sales.

Our revenues are subject to fluctuations that may cause our operating results to decline.

Our business is susceptible to seasonality and economic cycles, and as a result, our operating results have fluctuated widely in the past and are likely to continue to do so. Our revenue tends to fluctuate based on a number of factors, including domestic and foreign economic conditions and developments affecting the specific industries and customers we serve. For example, it is possible that the recession could recur and result in a more severe downturn in commercial aviation and defense. It is also possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of securities analysts or investors, causing the market price of our common stock or senior notes to decline. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon to predict our future performance.

Political and economic changes in foreign countries and markets, including foreign currency fluctuations, may have a material effect on our operating results.

Foreign sales were approximately 56% of our total sales in fiscal 2010, and we have manufacturing facilities in a number of foreign countries. A substantial portion of our Avionics & Controls operations is based in Canada and the U.K., and a substantial portion of our Sensors & Systems operations is based in the U.K. and France. We also have manufacturing operations in Mexico and China. Doing business in foreign countries is subject to numerous risks, including political and economic instability, restrictive trade policies of foreign governments, economic conditions in local markets, health concerns, inconsistent product regulation or unexpected changes in regulatory and other legal requirements by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements. To the extent that foreign sales are transacted in a foreign currency, we are subject to the risk of losses due to foreign currency fluctuations. In addition, we have substantial assets denominated in foreign currencies, primarily the Canadian dollar, U.K. pound and euro, that are not offset by liabilities denominated in those foreign currencies. These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.

Among other things, we are subject to the Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, we may be held liable for actions taken by our strategic or local partners even though our partners are not subject to the FCPA. Any determination that we have violated the FCPA could result in sanctions that could have a material adverse effect on our business, financial condition and results of operations. We are also subject to a variety of international laws, as well as U.S. export laws and regulations, such as the International Traffic in Arms Regulations, which generally restrict the export of defense products, technical data and defense services. While the impact of these laws and regulations – and any changes thereto – are difficult to predict, the costs of compliance, any failure to comply, and any changes to such laws and regulations could adversely affect our operations in the future.

A downturn in the aircraft market could adversely affect our business.

The aerospace industry is cyclical in nature and affected by periodic downturns that are beyond our control. The principal markets for manufacturers of commercial aircraft are the commercial and regional airlines, which are adversely affected by a number of factors, including a recurrent recession, fuel and labor costs, intense price competition, outbreak of infectious disease and terrorist attacks, as well as economic cycles, all of which can be unpredictable and are outside our control. Commercial aircraft production may increase or decrease in response to changes in customer demand caused by a recurrent recession and the perceived safety and ease of airline travel.

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

Our products and services are affected by varying degrees of competition. We compete with other companies and divisions and units of larger companies in most markets we serve, many of which have greater sales volumes or financial, technological or marketing resources than we do. Our principal competitors include: Astronautics, BAE, Bose, ECE, ELBIT, EMS, Eaton, GE Aerospace, Honeywell, IAI, L-3, Otto Controls, RAFI, Rockwell Collins, SELEX, Telephonics, Thales, Ultra Electronics, and Universal Avionics Systems Corporation in our Avionics & Controls segment; Ametek, Eaton, ECE, Goodrich, Hamilton Sundstrand, MPC Products, Meggitt, STPI-Deutsch, and Tyco in our Sensors & Systems segment; and Chemring, Doncasters, Hitemp, J&M, JPR Hutchinson, Kmass, Meggitt (including Dunlop Standard Aerospace Group), Rheinmetall, Trelleborg, ULVA, and UMPCO in our Advanced Materials segment. The principal competitive factors in the commercial markets in which we participate are product performance, service and price. Maintaining product performance requires expenditures in research and development that lead to product improvement and new product introduction. Companies with more substantial financial resources may have a better ability to make such expenditures. We cannot assure that we will be able to continue to successfully compete in our markets, which could adversely affect our business, financial condition and results of operations.

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

We estimate that approximately 35% of our sales in fiscal 2010 were attributable to contracts in which we were either the prime contractor to, or a subcontractor to a prime contractor to, the U.S. government. As a contractor and subcontractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of federal government contracts that affect how we do business with our customers and may impose added costs to our business. For example, these regulations and laws include provisions that contracts we have been awarded are subject to:

—	Protest or challenge by unsuccessful bidders; and
—	Unilateral termination, reduction or modification in the event of changes in government requirements.

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

We obtain many of our U.S. government contracts through a competitive bidding process that subjects us to risks associated with:

—	The frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and/or cost overruns;
—	The substantial time and effort, including design, development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to us; and
—	The design complexity and rapid rate of technological advancement of defense-related products.

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

We have an agreement with the customer for indemnification for certain losses we may incur as a result of asbestos claims relating to a product we previously manufactured, but we cannot assure that this indemnification agreement will fully protect us from losses arising from asbestos claims.

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

An accident at our combustible ordnance or flare countermeasure operations could harm our business.

We are subject to potential liabilities in the event of an accident at our combustible ordnance and flare countermeasure operations. Our products are highly flammable during certain phases of the manufacturing process. Accordingly, our facilities are designed to isolate these operations from direct contact with employees. Our overall safety infrastructure is compliant with regulatory guidelines. In addition, we utilize hazard detection and intervention systems. Our employees receive safety training and participate in internal safety demonstrations. We continuously track safety effectiveness in relation to the U.S. Bureau of Labor Statistics, OSHA, and the HSE to help ensure performance is within industry standards. In addition, we perform on-going process safety hazards analysis, which is conducted by trained safety teams to identify risk areas that arise. We monitor progress though review of safety action reports that are produced as part of our operations. Although we believe our safety programs are robust and our compliance with our programs is high, it is possible for an accident to occur. For example, an explosion occurred in 2006 at our Wallop facility (causing a fatality, several minor injuries, and extensive damage to the facility). We are insured in excess of our deductible on losses from property, loss of business, and for personal liability claims from an accident. We may not be able to maintain insurance coverage in the future at an acceptable cost. Significant losses not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations.

We may be required to defend lawsuits or pay damages in connection with the alleged or actual harm caused by our products.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in harm to others or to property. For example, our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft component that has been designed, manufactured or serviced by us. We may incur significant liability if product liability lawsuits against us are successful. While we believe our current general liability and product liability insurance is adequate to protect us from future product liability claims, we cannot assure that coverage will be adequate to cover all claims that may arise. Additionally, we may not be able to maintain insurance coverage in the future at an acceptable cost. Significant losses not covered by insurance or for which third-party indemnification is not available could have a material adverse effect on our business, financial condition and results of operations.

Item 2.  Properties

The following table summarizes our properties that are greater than 100,000 square feet or related to a principal operation, including identification of the business segment, as of October 29, 2010:

Location	Type of Facility	Business Segment	Approximate Square Footage	Owned or Leased

Brea, CA	Office, Plant & Warehouse	Advanced Materials	429,000	Owned
Montréal, Canada	Office & Plant	Avionics & Controls	269,000	Owned
East Camden, AR	Office & Plant	Advanced Materials	262,000	Leased
Everett, WA	Office & Plant	Avionics & Controls	216,000	Leased
Stillington, U.K.	Office & Plant	Advanced Materials	218,000	Owned
Coeur d’Alene, ID	Office & Plant	Avionics & Controls	140,000	Leased
Coachella, CA	Office & Plant	Advanced Materials	124,000	Owned
Buena Park, CA	Office & Plant	Sensors & Systems	110,000	Owned*
Bourges, France	Office & Plant	Sensors & Systems	109,000	Owned
Farnborough, U.K.	Office & Plant	Sensors & Systems	103,000	Leased
Milan, TN	Office & Plant	Advanced Materials	96,000	Leased
Sylmar, CA	Office & Plant	Avionics & Controls	96,000	Leased
Kanata, Canada	Office & Plant	Avionics & Controls	95,000	Leased
Valencia, CA	Office & Plant	Advanced Materials	88,000	Owned
Hampshire, U.K.	Office & Plant	Advanced Materials	82,000	Owned
Gloucester, U.K.	Office & Plant	Advanced Materials	59,000	Leased

*	The building is located on a parcel of land covering 16.1 acres that is leased by the Company.

In total, we own approximately 1,800,000 square feet and lease approximately 1,800,000 square feet of manufacturing facilities and properties.

Item 3.  Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe we have adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 29, 2010.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Esterline Common Stock

In Dollars

For Fiscal Years	2010		2009
	High	Low	High	Low

Quarter
First	$44.27	$36.75	$41.51	$25.39
Second	57.86	37.69	38.95	18.90
Third	57.55	44.65	31.73	23.77
Fourth	60.99	43.58	43.80	27.68

Principal Market – New York Stock Exchange

At the end of fiscal 2010, there were approximately 401 holders of record of the Company’s common stock. On December 16, 2010, there were 395 holders of record of our common stock.

No cash dividends were paid during fiscal 2010 and 2009. We are restricted from paying dividends under our current secured credit facility, and we do not anticipate paying any dividends in the foreseeable future.

The following graph shows the performance of the Company’s common stock compared to the S&P 500 Index, the S&P SmallCap 600 Index, and the S&P 600 Aerospace & Defense Index for a $100 investment made on October 28, 2005.

Item 6.  Selected Financial Data

Selected Financial Data

In Thousands, Except Per Share Amounts

For Fiscal Years	2010	2009	2008	2007	2006

Operating Results[1]
Net sales	$1,526,601	$1,407,459	$1,462,196	$1,188,745	$902,679
Cost of sales	1,010,390	954,161	981,934	824,326	625,214
Selling, general and administrative	258,290	235,483	234,451	195,641	147,625
Research, development and engineering	69,753	64,456	85,097	65,438	47,905
Other (income) expense	(8)	7,970	86	24	(490)
Insurance recovery	0	0	0	(37,467)	(4,890)
Interest income	(960)	(1,634)	(4,373)	(3,085)	(2,565)
Interest expense	33,181	28,689	29,922	35,298	21,288
Loss on extinguishment of debt	1,206	0	0	1,100	2,156
Gain on derivative financial instrument	0	0	(1,850)	0	0
Income from continuing operations before income taxes	154,749	118,334	136,929	107,470	66,436

Income tax expense	24,504	12,549	25,288	21,403	14,507
Income from continuing operations including noncontrolling interests	130,245	105,785	111,641	86,067	51,929
Income from discontinued operations attributable to Esterline, net of tax	11,881	14,230	9,275	6,370	4,551
Net earnings attributable to Esterline	141,920	119,798	120,533	92,284	55,615

Earnings per share attributable to
Esterline – diluted:
Continuing operations	$4.27	$3.52	$3.72	$3.27	$1.98
Discontinued operations	0.39	0.48	0.31	0.25	0.17
Earnings per share attributable to
Esterline – diluted	4.66	4.00	4.03	3.52	2.15

[1]

Operating results reflect the segregation of continuing operations from discontinued operations. See Note 2 to the Consolidated Financial Statements. Operating results include the acquisitions of Racal Acoustics in January 2009, NMC in December 2008, CMC Electronics, Inc. (CMC) in March 2007, Wallop in March 2006, and Darchem in December 2005. See Note 15 to the Consolidated Financial Statements.

Selected Financial Data

In Thousands, Except Per Share Amounts

For Fiscal Years	2010	2009	2008	2007	2006

Financial Structure
Total assets	$2,587,738	$2,314,247	$1,922,102	$2,039,059	$1,290,451
Long-term debt, net	598,972	520,158	388,248	455,002	282,307
Total Esterline shareholders’ equity	1,412,796	1,253,021	1,026,341	1,121,826	707,989

Weighted average shares outstanding – diluted	30,477	29,951	29,908	26,252	25,818

Other Selected Data
Cash flows provided (used) by operating activities	$179,801	$156,669	$118,893	$121,724	$36,676
Cash flows provided (used) by investing activities	(20,719)	(250,357)	(30,139)	(382,340)	(152,975)
Cash flows provided (used) by financing activities	84,260	103,515	(63,278)	361,914	39,116
Net increase (decrease) in cash	245,326	16,149	13,576	104,431	(75,666)
EBITDA from continuing operations [2]	257,815	214,553	223,443	192,974	126,792
Capital expenditures [3]	45,417	58,694	38,785	29,145	25,363
Interest expense	33,181	28,689	29,922	35,298	21,288

Depreciation and amortization from continuing operations	69,639	69,164	62,815	52,191	39,477

2   EBITDA from continuing operations is a measurement not calculated in accordance with GAAP. We define EBITDA from continuing operations as operating earnings from continuing operations plus depreciation and amortization (excluding amortization of debt issuance costs). We do not intend EBITDA from continuing operations to represent cash flows from continuing operations or any other items calculated in accordance with GAAP, or as an indicator of Esterline’s operating performance. Our definition of EBITDA from continuing operations may not be comparable with EBITDA from continuing operations as defined by other companies. We believe EBITDA is commonly used by financial analysts and others in the aerospace and defense industries and thus provides useful information to investors. Our management and certain financial creditors use EBITDA as one measure of our leverage capacity and debt servicing ability, and is shown here with respect to Esterline for comparative purposes. EBITDA is not necessarily indicative of amounts that may be available for discretionary uses by us. The following table reconciles operating earnings from continuing operations to EBITDA from continuing operations.

[3]    Excludes capital expenditures accounted for as a capitalized lease obligation of $8,139, $28,202 and $7,981 in fiscal 2010, 2009, and 2008, respectively.

In Thousands

For Fiscal Years	2010	2009	2008	2007	2006

Operating earnings from continuing operations	$188,176	$145,389	$160,628	$140,783	$87,315
Depreciation and amortization from continuing operations	69,639	69,164	62,815	52,191	39,477

EBITDA from continuing operations	$257,815	$214,553	$223,443	$192,974	$126,792

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

OVERVIEW

We operate our businesses in three segments: Avionics & Controls, Sensors & Systems and Advanced Materials. Our segments are structured around our technical capabilities. The Avionics & Controls segment includes avionics systems, control systems, interface technologies and communication systems capabilities. Avionics systems designs and develops cockpit systems integration and avionics solutions for commercial and military applications. Control systems designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles. Interface technologies manufactures and develops custom control panels and input systems for medical, industrial, military and casino gaming industries. Communication systems designs and manufactures military audio and data products for severe battlefield environments. In addition, communication systems designs and manufactures communication control systems to enhance security and aural clarity in military applications, as well as enhanced ear protection for soldiers in high noise environments.

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

On September 8, 2010, we sold Pressure Systems, Inc. (PSI), for $25.0 million, which resulted in an after tax gain of $10.4 million. PSI was included in the Sensors & Systems segment. The results of PSI are accounted for as discontinued operations in the consolidated statement of operations. On November 3, 2008, we sold Muirhead Aerospace (Muirhead) and Traxsys Input Products Limited (Traxsys) for $63.4 million, which resulted in an after tax gain of $12.6 million. Muirhead and Traxsys were included in the Sensors & Systems segment. The results of Muirhead and Traxsys are accounted for as discontinued operations in the consolidated statement of operations.

On December 15, 2008, we acquired NMC Group, Inc. (NMC). NMC designs and manufactures specialized light-weight fasteners principally for commercial aviation applications. NMC is included in our Advanced Materials segment. On January 26, 2009, we acquired Racal Acoustics Global Ltd. (Racal Acoustics). Racal Acoustics develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics market. Racal Acoustics is included in our Avionics & Controls segment.

During fiscal 2010, our income from continuing operations was $130.0 million or $4.27 per diluted share compared with $105.6 million or $3.52 per diluted share during fiscal 2009, reflecting strong sales and earnings from Avionics & Controls and Advanced Materials and improved results from Sensors & Systems. Sales and operating earnings of Avionics & Controls increased 17.4% and 26.8%, respectively, over fiscal 2009 and reflected strong sales and margins of avionics systems, interface technologies systems and communication systems. Only control systems sales and earnings declined against fiscal 2009. Advanced Materials results reflected strong sales and earnings from countermeasures, partially offset by weaker performance from sales of engineered materials. Sensors & Systems earnings improved over fiscal 2009 but are still weak due to the downturn in commercial aviation, particularly business jets. Continuing operations in fiscal 2009 were impacted by a foreign currency loss of $7.9 million relating to the pound sterling-denominated funding of Racal Acoustics.

The income tax rate for fiscal 2010 was 15.8% compared with 10.6% for fiscal 2009. The lower income tax rate in fiscal 2009 primarily reflected the tax benefits associated with the $7.9 million foreign currency exchange loss and higher R&D tax credits.

Income from discontinued operations was $0.39 per diluted share, compared with $0.48 per diluted share in fiscal 2009, reflecting the gain on sale of PSI in September 2010 and the sale of Muirhead and Traxsys in November 2008. Net income was $141.9 million or $4.66 per diluted share, compared with net income of $119.8 million or $4.00 per diluted share in fiscal 2009.

Results of Continuing Operations

Fiscal 2010 Compared with Fiscal 2009

Sales for fiscal 2010 increased 8.5% over the prior year. Sales by segment were as follows:

Dollars In Thousands	Increase (Decrease) From Prior Year	2010	2009

Avionics & Controls	17.4%	$790,016	$672,828
Sensors & Systems	(7.2)%	298,559	321,753
Advanced Materials	6.1%	438,026	412,878

Total		$1,526,601	$1,407,459

The 17.4% increase in Avionics & Controls reflected increased sales volumes of avionics systems of $71.9 million, interface technologies systems of $27.0 million, and communication systems of $22.2 million. The increase in avionics systems principally reflected strong cockpit integration sales volumes. The increase in interface technologies systems mainly reflected increased sales volumes of input devices for casino gaming and medical applications. The increased sales of communication systems principally reflected $16.9 million in incremental sales from the Racal Acoustics acquisition completed in the first fiscal quarter of 2009. These increases were partially offset by lower sales volumes of control systems of $4.1 million, principally cockpit controls for commercial and military applications.

The 7.2% decrease in Sensors & Systems mainly reflected decreased sales volumes of advanced sensors of $10.3 million and power systems of $12.9 million. The decrease in advanced sensors principally reflected lower OEM sales volumes of temperature and pressure sensors due to the downturn in commercial aviation and in particular business jets. Additionally, fiscal 2009 benefited from a $1.8 million retroactive price adjustment and settlement with certain customers. The decrease in power systems sales was due to the downturn in commercial aviation and was partially offset by a $3.7 million increase in retrofit sales for commercial aviation. Sales in the first six months of fiscal 2010 reflected a stronger pound sterling and euro relative to the U.S. dollar and a weaker pound sterling and euro relative to the U.S. dollar during the second six months of the fiscal year.

The 6.1% increase in sales of Advanced Materials principally reflected an increase in sales volumes of defense technologies and a decrease in sales of engineered materials. The increase in sales of defense technologies mainly reflected higher sales volumes of countermeasures of $36.5 million, principally related to low sales volume in the prior-year period due to the delays in the processing of and scheduling shipments of our international customers. The $10.9 million decrease in sales of engineered materials reflected lower demand for elastomer materials due to the downturn in commercial aviation and industrial commercial markets.

Foreign sales, including export sales by domestic operations, totaled $860.0 million and $788.8 million, and accounted for 56.3% and 56.0% of our sales in fiscal 2010 and 2009, respectively.

Overall, gross margin as a percentage of sales was 33.8% and 32.2% in fiscal 2010 and 2009, respectively. Gross profit was $516.2 million and $453.3 million in fiscal 2010 and 2009, respectively.

Avionics & Controls segment gross margin was 35.7% and 35.4% for fiscal 2010 and 2009, respectively. Segment gross profit was $282.4 million compared to $238.5 million in the prior-year period. About 60% of the increase in segment gross profit was due to strong sales of avionics systems, reflecting increased sales volumes of cockpit integration for the T-6B military trainer and a military transport cockpit retrofit program. The remaining 40% increase in segment gross profit reflected strong sales volumes of interface technologies systems and communication systems, partially offset by an $8.7 million decrease in control systems. The increase in interface technologies gross profit is due to higher sales volumes of input devices for casino gaming applications and higher sales volumes for medical applications. The increase in communication systems gross profit mainly reflects incremental gross profit from the acquisition of Racal Acoustics in the first fiscal quarter of 2009. The decrease in gross profit on control systems is mainly due to weaker gross margin of controls for commercial and military applications, as well as higher operating costs from our new control systems facility.

Sensors & Systems segment gross margin was 34.6% and 32.3% for fiscal 2010 and 2009, respectively. Segment gross profit was $103.2 million and $104.0 million for fiscal 2010 and 2009, respectively. The decline in gross profit is principally due to the effect of a decrease in advanced sensors sales volume in fiscal 2010, partially offset by an increase in gross margin. The increase in gross margin was mainly due to a $1.2 million inventory write-off in fiscal 2009. Power systems gross profit improved slightly due to retrofits for commercial aviation applications and strong cost control, partially offset by lower sales volumes.

Advanced Materials segment gross margin was 29.8% and 26.9% for fiscal 2010 and 2009, respectively. Segment gross profit was $130.6 million and $110.9 million for fiscal 2010 and 2009, respectively, principally reflecting an increase in defense technologies offset by a small decrease in engineered materials. The increased gross profit on defense technologies reflected a $23.5 million increase on countermeasures, partially offset by decreased gross profit on combustible ordnance. The increase in gross profit on countermeasures was principally due to sales volume with additional benefits from improved sales mix and efficiency from longer production runs. Fiscal 2009 countermeasures gross profit was impacted by delays in the processing of and scheduling shipments of our international customers. The decrease in gross profit on engineered materials principally reflected $2.3 million in costs associated with closing a facility.

Selling, general and administrative expenses (which include corporate expenses) increased to $258.3 million in fiscal 2010 compared with $235.5 million in fiscal 2009. The increase in selling, general and administrative expense principally reflected incremental selling, general and administrative expense from the acquisition of Racal Acoustics and NMC of $5.8 million, a $9.1 million increase in corporate expense mainly due to incentive compensation and professional fees, and the effect of exchange rates on operating expenses at our non-U.S. operations of $4.7 million. As a percentage of sales, selling, general and administrative expenses were 16.9% and 16.7% in fiscal 2010 and 2009, respectively.

Research, development and related engineering spending increased to $69.8 million, or 4.6% of sales, in fiscal 2010 compared with $64.5 million, or 4.6% of sales, in fiscal 2009. The increase in research, development and related engineering expense principally reflects $2.4 million in higher spending on communication systems and $2.1 million on control systems.

Segment earnings (which exclude corporate expenses and other income and expense) increased 23.8% during fiscal 2010 to $228.6 million compared to $184.7 million in the prior year. Segment earnings as a percent of sales were 15.0% and 13.1% in fiscal 2010 and 2009, respectively.

Avionics & Controls segment earnings were $125.9 million or 15.9% of sales in fiscal 2010 compared with $99.3 million or 14.8% of sales in fiscal 2009, principally reflecting a $20.3 million increase in avionics systems. Avionics systems benefited from strong gross profit, partially offset by a $4.7 million increase in selling, general and administrative expenses, principally due to the effects of foreign currency exchange rates. Segment earnings also benefited from increased earnings of interface technologies systems and communication systems of $15.3 million and were partially offset by a $9.0 million decrease in control systems. Interface technologies benefited from strong gross profit from sales of input devices for casino gaming and medical applications. The increase in communication systems earnings was due to incremental earnings from the Racal Acoustics acquisition of $1.5 million and improved gross margin. Control systems earnings were impacted by decreased gross profit and $4.1 million in increased development costs.

Sensors & Systems segment earnings were $33.9 million or 11.4% of sales in fiscal 2010 compared with $31.7 million or 9.9% of sales in fiscal 2009, mainly reflecting a $1.2 million decrease in advanced sensors gross profit, offset by decreased selling, general and administrative expenses, principally due to the $3.0 million impairment on a subsidiary trade name recorded in fiscal 2009.

Advanced Materials segment earnings were $68.8 million or 15.7% of sales in fiscal 2010 compared with $53.6 million or 13.0% of sales in fiscal 2009, primarily reflecting a $21.4 million increase in defense technologies, partially offset by decreased earnings from sales of engineered materials. Defense technologies principally reflected a $24.6 million increase in earnings for countermeasures operations and decreased earnings of combustible ordnance. The increase in countermeasures earnings reflected strong gross profit and a turnaround from a $6.0 million operating loss incurred in fiscal 2009. The decrease in combustible ordnance is due to decreased gross profit. The reduction in engineered materials earnings reflected $3.6 million in costs associated with closing a facility and a $1.8 million decrease in foreign currency exchange gains, principally on forward contracts which are marked to market each period.

Interest expense increased to $33.2 million during fiscal 2010 compared with $28.7 million in the prior year, reflecting increased senior debt and higher borrowings under capitalized lease obligations.

During the fourth quarter of fiscal 2010, we paid off $175.0 million in senior subordinated debt and incurred a loss of $1.2 million due to the extinguishment of debt.

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

The income tax rate for fiscal 2010 was 15.8% compared with 10.6% in fiscal 2009. The tax rate was lower than the statutory rate, as both years benefited from various tax credits and certain foreign interest expense deductions. The tax rate for fiscal 2009 was significantly lower due to enhanced tax benefits associated with specific foreign exchange losses and higher R&D tax credits. In fiscal 2010, we recognized $11.0 million in net discrete tax benefits. The $11.0 million discrete tax benefits were the result of four events. The first event was a $7.6 million benefit as a result of the release of tax reserves for uncertain tax positions mainly associated with losses on disposition of assets. This release of tax reserves resulted from the expiration of a statute of limitations. The second event was a $1.7 million net reduction in deferred income tax liabilities, which was the result of the enactment of tax laws reducing the U.K. statutory income tax rate. The third event was a $0.8 million tax expense related to tax liabilities associated with an examination of the U.S. federal and state income tax returns. The fourth event was a $2.5 million reduction of valuation allowances related to net operating losses and foreign tax credits that were generated in prior years. In fiscal 2009, we recognized $5.0 million in net discrete tax benefits. The $5.0 million discrete tax benefits were the result of five events. The first event was a $2.0 million tax benefit for the reduction of previously recorded withholding tax liabilities as a result of the enactment of a U.S.-Canadian tax treaty. The second event was a $0.6 million expense resulting from the reversal of previously recorded tax benefits associated with the implementation of CMC’s SADI program. The third event was a $1.5 million tax benefit associated with the reconciliation of the prior year’s U.S. income tax return to the U.S. income tax provision. The fourth event was an adjustment that resulted in a reclassification of $3.4 million of tax benefits from discontinued operations to continued operations offset by a $1.0 million tax expense to establish a valuation allowance for U.S. foreign tax credits that are not expected to result in a current or future reduction in U.S. income taxes. The fifth event was a $0.3 million tax expense associated with the reconciliation of the prior year’s foreign income tax returns to the foreign income tax provisions.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

We use forward contracts to hedge our foreign currency exchange risk. To the extent that these hedges qualify under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in currency other than the functional currency of the Company for fiscal 2010 and 2009 are as follows:

(In thousands)

	2010	2009

Forward foreign currency contracts – gain (loss)	$ (139)	$ 7,031
Forward foreign currency contracts – reclassified from AOCI	11,042	(11,610)
Embedded derivatives – gain (loss)	(1,476)	(2,666)
Revaluation of monetary assets/liabilities – gain (loss)	(3,282)	(5,334)

Total	$ 6,145	$ (12,579)

New orders for fiscal 2010 were $1.6 billion compared with $1.4 billion for fiscal 2009. Orders increased at our Avionics & Controls and Advanced Materials and declined at Sensors & Systems due to the downturn in commercial aviation. Backlog at the end of both fiscal 2010 and 2009 was $1.1 billion. Approximately $256.6 million is scheduled to be delivered after fiscal 2011. Backlog is subject to cancellation until delivery.

Fiscal 2009 Compared with Fiscal 2008

Sales for fiscal 2009 decreased 3.7% over the prior year. Fiscal 2009 contained 52 weeks, while fiscal 2008 contained 53 weeks. Sales by segment were as follows:

Dollars In Thousands	Increase (Decrease) From Prior Year	2009	2008

Avionics & Controls	10.0%	$ 672,828	$ 611,467
Sensors & Systems	(11.4)%	321,753	363,204
Advanced Materials	(15.3)%	412,878	487,525

Total		$ 1,407,459	$ 1,462,196

The 10.0% increase in Avionics & Controls reflected incremental sales from the Racal Acoustics acquisition and higher sales of cockpit avionics systems for military aviation. These increases were partially offset by lower sales of cockpit controls for commercial aviation OEM and after-market customers. Stronger sales of interface technologies devices to the casino gaming industry partially offset weakness in the medical market.

The 11.4% decrease in Sensors & Systems principally reflected the effect of foreign currency exchange rates at our non-U.S. operations, lower OEM sales of temperature sensors and certain power system devices. The decline in Sensors & Systems sales for commercial aviation was partially offset by increased sales for military aviation. Sales through much of fiscal 2009 reflected a weaker euro relative to the U.S. dollar. The average exchange rate for the euro decreased from 1.50 in fiscal 2008 to 1.37 in fiscal 2009. The average exchange rate for the pound sterling to the U.S. dollar decreased from 1.95 in fiscal 2008 to 1.55 in fiscal 2009.

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

Foreign sales, including export sales by domestic operations, totaled $788.8 million and $799.3 million, and accounted for 56.0% and 54.7% of our sales for fiscal 2009 and 2008, respectively.

Overall, gross margin as a percentage of sales was 32.2% and 32.8% in fiscal 2009 and 2008, respectively.

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

Sensors & Systems segment gross margin was 32.3% and 34.6% for fiscal 2009 and 2008, respectively. Gross margins were impacted by lower sales of temperature sensors and power systems to commercial aviation customers and a $1.2 million write off of inventory due to the bankruptcy of Eclipse.

Advanced Materials segment gross margin was 26.9% and 28.9% for fiscal 2009 and 2008, respectively, principally reflecting reduced gross margins at our U.S. and U.K. countermeasure flare operations. Our U.S. countermeasure flare operations gross margin was impacted by a one-month shutdown of the factory due to an incident referred to above and a delayed receipt of a multi-year flare order. Our U.K. countermeasure flare operations gross margin was impacted by a delayed shipment to an international customer. Accordingly, our recovery of fixed expenses at both our U.S. and U.K. operations decreased compared to the prior year.

Selling, general and administrative expenses (which include corporate expenses) increased slightly to $235.5 million in fiscal 2009 compared with $234.5 million in fiscal 2008. The increase in selling, general and administrative expenses from the Racal Acoustics and NMC acquisitions and higher pension cost was substantially offset by the effect of exchange rates at our non-U.S. operations as well as lower incentive compensation expense, professional fees and effective cost control. As a percentage of sales, selling, general and administrative expenses were 16.7% and 16.0% in fiscal 2009 and 2008, respectively.

Research, development and related engineering spending decreased to $64.5 million, or 4.6% of sales, in fiscal 2009 compared with $85.1 million, or 5.8% of sales, in fiscal 2008. The decrease in research, development and engineering principally reflected decreased spending on the development of the integrated cockpit system for the T-6B military trainer, the A400M, increased customer and government assistance and the effect of foreign currency exchange rates.

Segment earnings (which exclude corporate expenses and other income and expense) decreased 6.0% during fiscal 2009 to $184.7 million compared to $196.4 million in the prior year. Segment earnings as a percent of sales were 13.1% and 13.4% in fiscal 2009 and 2008, respectively.

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

Sensors & Systems segment earnings were $31.7 million or 9.9% of sales in fiscal 2009 compared with $39.9 million or 11.0% of sales in fiscal 2008. The decrease in segment earnings principally reflected lower gross margins at our temperature and pressure sensors operations, start-up costs at our Mexico operation, a $1.2 million inventory write off, and a $3.0 million impairment on a subsidiary trade name. Management determined that a certain trade name useful life was no longer indefinite as a result of further integration of advanced sensors units and promotion of the Advanced Sensors brand name. Advanced sensors successfully negotiated a retroactive price increase in fiscal 2009; however, the business continues to be impacted by a very competitive business environment in a down commercial aircraft market. Management has taken actions to reduce costs including but not limited to setting up operations in Mexico. Our power systems earnings were consistent with fiscal 2008. Lower gross margins at our power systems operations were substantially offset by decreased research, engineering and development due to increased governmental assistance and customer development funding and decreased A400M program development expenses.

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

The income tax rate for fiscal 2009 was 10.6% compared with 18.5% in fiscal 2008. The tax rate was lower than the statutory rate, as both years benefited from various tax credits and certain foreign interest expense deductions. The tax rate for fiscal 2009 was significantly lower due to enhanced tax benefits associated with specific foreign exchange losses. In fiscal 2009, we recognized $5.0 million in net discrete tax benefits. The $5.0 million discrete tax benefits were the result of five events. The first event was a $2.0 million tax benefit for the reduction of previously recorded withholding tax liabilities as a result of the enactment of a U.S.-Canadian tax treaty. The second event was a $0.6 million expense resulting from the reversal of previously recorded tax benefits associated with the implementation of CMC’s SADI program. The third event was a $1.5 million tax benefit associated with the reconciliation of the prior year’s U.S. income tax return to the U.S. income tax provision. The fourth event was an adjustment that resulted in a reclassification of $3.4 million of tax benefits from discontinued operations to continued operations offset by a $1.0 million tax expense to establish a valuation allowance for U.S. foreign tax credits that are not expected to result in a current or future reduction in U.S. income taxes. The fifth event was a $0.3 million tax expense associated with the reconciliation of the prior year’s foreign income tax returns to the foreign income tax provisions. In fiscal 2008, we recognized $6.5 million in discrete tax benefits. The $6.5 million in discrete tax adjustments were the result of five items. The first item was the settlement of an examination of the U.S. income tax returns for fiscal years 2003 through 2005, which resulted in a $2.8 million reduction of previously estimated income tax liabilities. The second item was the enactment of tax laws reducing the Canadian statutory corporate income tax rate, which resulted in a $4.1 million net reduction of deferred income tax liabilities. The third item was the accrual of $0.7 million of tax reserves and interest related to the finalization of CMC’s uncertain tax position analysis. The fourth item was recording $0.8 million of tax expense associated with the reconciliation of fiscal 2007’s U.S. income tax return provision for income taxes. The fifth item was the recording of $1.2 million of tax benefits associated with the extension of the U.S. Research Experimentation tax credit.

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

(In thousands)

	2009	2008

Forward foreign currency contracts – gain (loss)	$ 7,031	$ (6,871)
Forward foreign currency contracts – reclassified from AOCI	(11,610)	1,271
Embedded derivatives – gain (loss)	(2,666)	5,039
Revaluation of monetary assets/liabilities – gain (loss)	(5,334)	4,230

Total	$ (12,579)	$ 3,669

New orders for fiscal 2009 were $1.4 billion compared with $1.6 billion for fiscal 2008. Orders in fiscal 2009 include $41.0 million in backlog acquired from the Racal Acoustics and NMC acquisitions. New orders declined by $240.0 million if Racal Acoustics and NMC acquired backlog is excluded. Avionics & Controls orders for fiscal 2009 decreased 16.2% from the prior-year period, excluding acquired backlog from the Racal Acoustics acquisition. The decrease in Avionics & Controls reflects a $120.0 million order for a military transport cockpit upgrade booked in October 2008 and reduced requirements for commercial aviation. Sensors & Systems orders for fiscal 2009 decreased 22.7% from the prior-year period, principally reflecting reduced requirements for commercial aviation and the effects of foreign currency exchange rates. Advanced Materials orders for fiscal 2009 decreased 6.6% from the prior-year period, excluding acquired backlog from the NMC acquisition. The decrease principally reflected reduced requirements for defense, commercial aviation and industrial commercial requirements. Backlog at the end of both fiscal 2009 and 2008 was $1.1 billion.

Liquidity and Capital Resources

Working Capital and Statement of Cash Flows

Cash and cash equivalents at the end of fiscal 2010 totaled $422.1 million, an increase of $245.3 million from the prior year. Net working capital increased to $752.2 million at the end of fiscal 2010 from $502.4 million at the end of the prior year. Sources of cash flows from operating activities principally consist of cash received from the sale of products offset by cash payments for material, labor and operating expenses.

Cash flows from operating activities were $179.8 million and $156.7 million in fiscal 2010 and 2009, respectively. The increase principally reflected higher operating earnings and lower cash contributions to our defined benefit pension plans, partially offset by increased payments for interest and income taxes.

Cash flows used by investing activities were $20.7 million and $250.4 million in fiscal 2010 and 2009, respectively. Cash flows used by investing activities in fiscal 2010 principally reflected the use of cash for capital assets of $45.5 million, partially offset by cash proceeds from the sale of Pressure Systems, Inc. of $25.0 million. The use of cash for investing activities in fiscal 2009 mainly reflected cash paid for acquisitions of $255.2 million and capital expenditures of $59.2 million, partially offset by cash proceeds from the sale of Muirhead and Traxsys of $62.9 million.

Cash flows provided by financing activities were $84.3 million in fiscal 2010 and cash flows provided by financing activities were $103.5 million in fiscal 2009. Cash flows provided by financing activities in fiscal 2010 principally reflected proceeds from the issuance of $250.0 million in senior notes, partially offset by the repayment of our $175.0 million senior subordinated debt due in 2013. Cash flows provided by financing activities in fiscal 2009 mainly reflected a $125 million U.S. term loan due in 2012 to finance the Racal Acoustics acquisition, offset by $35.4 million in repayments on our U.K. term loan.

Capital Expenditures

Net property, plant and equipment was $273.8 million at the end of fiscal 2010 compared with $263.3 million at the end of the prior year. Capital expenditures for fiscal 2010 and 2009 were $53.7 million and $87.4 million, respectively (excluding acquisitions) and included facilities, machinery and equipment and enhancements to information technology systems. Capital expenditures for fiscal 2010 and 2009 also included $8.1 million and $28.2 million, respectively, under a capitalized lease obligation related to a new facility for an avionics controls operation and a facility expansion for an interface technologies facility. Capital expenditures are anticipated to approximate $75.0 million for fiscal 2011. We will continue to support expansion through investments in infrastructure including machinery, equipment, and information systems.

Acquisitions

On December 15, 2008, we acquired all of the outstanding capital stock of NMC Group, Inc. (NMC) for approximately $90.1 million in cash, including acquisition costs. NMC designs and manufactures specialized light weight fasteners principally for commercial aviation applications. NMC is included in our Advanced Materials segment.

On January 26, 2009, we acquired all of the outstanding capital stock of Racal Acoustics Global Ltd. (Racal Acoustics) for £122.6 million or $171.3 million in cash, including acquisition costs. Racal Acoustics develops and manufactures high technology ruggedized personal communication equipment for the defense and avionics market segment. Racal Acoustics is included in our Avionics & Controls segment.

Debt Financing

Total debt increased $82.1 million from the prior year to $613.6 million at the end of fiscal 2010. Total debt outstanding at the end of fiscal 2010 consisted of $250.0 million Senior Notes due in 2020, $175.0 million of Senior Notes due in 2017, $120.3 million of the U.S. term loan, $44.4 million under capital lease obligations, and $23.9 million in borrowings under our secured credit facility and various foreign currency debt agreements and other debt agreements.

On August 2, 2010, the Company issued $250.0 million in 7% Senior Notes due 2020 requiring semi-annual interest payments in March and September of each year until maturity. The net proceeds from the sale of the notes, after deducting $4.4 million of debt issuance cost, were $245.6 million. The Senior Notes are general unsecured senior obligations of the Company. The Senior Notes are guaranteed, jointly and severally on a senior basis, by all the existing and future domestic subsidiaries of the Company unless designated as an “unrestricted subsidiary,” and those foreign subsidiaries that executed related subsidiary guarantees under the indenture covering the Senior Notes. The Senior Notes are subject to redemption at the option of the Company at any time prior to August 1, 2015, at a price equal to 100% of the principal amount, plus any accrued interest to the date of redemption and a make-whole provision. In addition, before August 1, 2013, the Company may redeem up to 35% of the principal amount at 107.000% plus accrued interest with proceeds of one or more Public

Equity Offerings. The Senior Notes are also subject to redemption at the option of the Company, in whole or in part, on or after August 1, 2015, at redemption prices starting at 103.500% of the principal amount plus accrued interest during the period beginning August 1, 2015, and declining annually to 100% of principal and accrued interest on or after August 1, 2018.

The Company also has $175.0 million outstanding of Senior Notes due in 2017, with an interest rate of 6.625%. The Senior Notes are general unsecured senior obligations of the Company. The Senior Notes are guaranteed, jointly and severally on a senior basis, by all the existing and future domestic subsidiaries of the Company unless designated as an “unrestricted subsidiary,” and those foreign subsidiaries that executed related subsidiary guarantees under the indenture covering the Senior Notes. The Senior Notes are subject to redemption at the option of the Company at any time prior to March 1, 2012, at a price equal to 100% of the principal amount, plus any accrued interest to the date of redemption and a make-whole provision. The Senior Notes are also subject to redemption at the option of the Company, in whole or in part, on or after March 1, 2012, at redemption prices starting at 103.3125% of the principal amount plus accrued interest during the period beginning March 1, 2007, and declining annually to 100% of principal and accrued interest on or after March 1, 2015.

In April 2009, we amended our secured credit facility to provide for a $125.0 million U.S. term loan. We used the proceeds from the loan to repay our outstanding borrowings under the revolving credit facility and provide for enhanced liquidity. Borrowings under the U.S. term loan facility bear interest at a rate equal to either: (a) the LIBOR rate plus 2.50% or (b) the “Base Rate” (defined as the higher of Wachovia Bank, National Association’s prime rate and the Federal funds rate plus 0.50%) plus 1.5%. The loan is accruing interest at a variable rate based on LIBOR plus 2.5% and was 2.75% on October 29, 2010. The principal amount of the U.S. term loan facility is payable quarterly commencing on March 31, 2010, the first four payments equal to 1.25% of the original loan balance, the following four payments equal to 2.50%, with a final payment equal to 85.0% on March 13, 2012.

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

We believe cash on hand, funds generated from operations and other available debt facilities are sufficient to fund operating cash requirements and capital expenditures through fiscal 2011. Current conditions in the capital markets are uncertain; however, we believe we will have adequate access to capital markets to fund future acquisitions.

Pension and Other Post-Retirement Benefit Obligations

Our pension plans principally include a U.S. pension plan maintained by Esterline and non-U.S. plans maintained by CMC. Our principal post-retirement plans include non-U.S. plans maintained by CMC, which are non-contributory health care and life insurance plans.

We account for pension expense using the end of the fiscal year as our measurement date and we make actuarially computed contributions to our pension plans as necessary to adequately fund benefits. Our funding policy is consistent with the minimum funding requirements of ERISA. In fiscal 2010 and 2009, operating cash flow included $21.3 million and $25.5 million, respectively, of cash funding to these pension plans. We expect pension funding requirements for the plans maintained by Esterline and CMC to be approximately $9.3 million and $6.8 million, respectively, in fiscal 2011. The rate of increase in future compensation levels is consistent with our historical experience and salary administration policies. The expected long-term rate of return on plan assets is based on long-term target asset allocations of 70% equity and 30% fixed income. We periodically review allocations of plan assets by investment type and evaluate external sources of information regarding long-term historical returns and expected future returns for each investment type and, accordingly, believe a 7.0 to 8.0% assumed long-term rate of return on plan assets is appropriate. Current allocations are consistent with the long-term targets.

We made the following assumptions with respect to our pension obligation in 2010 and 2009:

	2010	2009
Principal assumptions as of fiscal year end:
Discount rate	5.5 – 6.25%	5.875 – 6.75%
Rate of increase in future compensation levels	3.2 – 4.5%	3.1 – 4.5%
Assumed long-term rate of return on plan assets	7.0 – 8.0%	7.5 – 8.25%

We use a discount rate for expected returns that is a spot rate developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points in 2010, pension liabilities in total would have decreased $8.1 million or increased $10.9 million, respectively. If all other assumptions are held constant, the estimated effect on fiscal 2010 pension expense from a hypothetical 25 basis points increase or decrease in both the discount rate and expected long-term rate of return on plan assets would not have a material effect on our pension expense.

We made the following assumptions with respect to our post-retirement obligation in 2010 and 2009:

	2010	2009
Principal assumptions as of fiscal year end:
Discount rate	5.5 – 6.25%	5.875 – 6.75%
Initial weighted average health care trend rate	4.05 – 6.0%	4.08 – 9.0%
Ultimate weighted average health care trend rate	3.38 – 6.0%	3.38 – 9.0%

The assumed health care trend rate has a significant impact on our post-retirement benefit obligations. Our health care trend rate was based on the experience of our plan and expectations for the future. A 100 basis points increase in the health care trend rate would increase our post-retirement benefit obligation by $1.0 million. A 100 basis points decrease in the health care trend rate would decrease our post-retirement benefit obligation by $0.9 million. Assuming all other assumptions are held constant, the estimated effect on fiscal 2010 post-retirement benefit expense from a hypothetical 100 basis points increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

Research and Development Expense

For the three years ended October 29, 2010, research and development expense has averaged 5.0% of sales. We estimate that research and development expense in fiscal 2011 will be 4.5% to 5.0% of sales for the full year.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of fiscal year end. Liabilities for income taxes were excluded from the table, as we are not able to make a reasonably reliable estimate of the amount and period of related future payments.

In Thousands

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt	$567,249	$12,670	$112,031	$3	$442,545
Credit facilities	1,979	1,979	0	0	0
Operating lease obligations	48,436	13,029	18,984	10,200	6,223
Capital lease obligations	118,713	3,634	7,448	7,788	99,843
Purchase obligations	265,474	237,580	27,080	362	452

Total contractual obligations	$1,001,851	$268,892	$165,543	$18,353	$549,063

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

Disclosures About Market Risk

Interest Rate Risks

Our debt includes fixed rate and variable rate obligations at October 29, 2010. We are not subject to interest rate risk on the fixed rate obligations. We are subject to interest rate risk on the U.S. term loan. For long-term debt, the table presents principal cash flows and the related weighted-average interest rates by contractual maturities.

A hypothetical 10% increase or decrease in average market rates would not have a material effect on our pretax income.

In Thousands	Long-Term Debt – Variable Rate
Maturing in:	Principal Amount	Average Rates	(1)

2011	$14,063	*
2012	106,250	*

Total	$120,313

Fair Value at
10/29/2010	$120,313

[1]

Borrowings under the U.S. term loan facility bear interest at a rate equal to either: (a) the LIBOR rate plus 2.50% or (b) the “Base Rate” (defined as the higher of Wachovia Bank, National Association’s prime rate and the Federal funds rate plus 0.50%) plus 1.50%.

Currency Risks

We own significant operations in Canada, France and the United Kingdom. To the extent that sales are transacted in a foreign currency, we are subject to foreign currency fluctuation risk. Furthermore, we have assets denominated in foreign currencies that are not offset by liabilities in such foreign currencies. At October 29, 2010, we had the following monetary assets subject to foreign currency fluctuation risk: U.S. dollar-denominated backlog with customers whose functional currency is other than the U.S. dollar; U.S. dollar-denominated accounts receivable and payable; and certain forward contracts, which are not accounted for as a cash flow hedge. The foreign exchange rate for the dollar relative to the euro increased to 0.718 at October 29, 2010, from 0.679 at October 30, 2009; the dollar relative to the U.K. pound increased to 0.624 from 0.609; and the dollar relative to the Canadian dollar decreased to 1.02 from 1.08. Foreign currency transactions affecting monetary assets and forward contracts resulted in a $6.1 million gain in fiscal 2010, a $12.6 million loss in fiscal 2009, and a $3.7 million gain in fiscal 2008. The $12.6 million loss in fiscal 2009 was principally due to our holding of pounds sterling to fund the Racal Acoustics acquisition during a period of foreign exchange volatility, resulting in a $7.9 million foreign currency transaction loss in January 2009.

Our policy is to hedge a portion of our forecasted transactions using forward exchange contracts with maturities up to 20 months. The Company does not enter into any forward contracts for trading purposes. At October 29, 2010, and October 30, 2009, the notional value of foreign currency forward contracts was $245.5 million and $275.3 million, respectively. The net fair value of these contracts was an $11.1 million asset and a $15.4 million asset at October 29, 2010, and October 30, 2009, respectively. If the U.S. dollar increased or decreased by a hypothetical 5%, the effect on the fair value of the foreign currency contracts would be $13.0 million.

The following tables provide information about our significant derivative financial instruments, including foreign currency forward exchange agreements and certain firmly committed sales transactions denominated in currencies other than the functional currency at October 29, 2010, and October 30, 2009. The information about certain firmly committed sales contracts and derivative financial instruments is in U.S. dollar equivalents. For forward foreign currency exchange agreements, the following tables present the notional amounts at the current exchange rate and weighted-average contractual foreign currency exchange rates by contractual maturity dates.

Firmly Committed Sales Contracts Operations with Foreign Functional Currency At October 29, 2010 Principal Amount by Expected Maturity
In Thousands	Firmly Committed Sales Contracts in United States Dollar
Fiscal Years	Canadian Dollar	Euro	U.K. Pound

2011	$211,481	$55,841	$33,198
2012	30,692	11,920	2,646
2013	849	20	116
2014	383	0	116
2015 and thereafter	7,145	0	0

Total	$250,550	$67,781	$36,076

Derivative Contracts

Operations with Foreign Functional Currency

At October 29, 2010

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) [1]

Related Forward Contracts to Sell U.S. Dollar for Euro

Dollars in Thousands, Except for Average Contract Rate		United States Dollar
Fiscal Years		Notional Amount	Avg. Contract Rate

2011		$31,248	1.357
2012		3,210	1.321

Total		$34,458

Fair Value at 10/29/2010		$937

[1]   The Company has no derivative contracts maturing after fiscal 2012.

Derivative Contracts

Operations with Foreign Functional Currency

At October 29, 2010

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) [1]

Related Forward Contracts to Sell U.S. Dollar for U.K. Pound

Dollars in Thousands, Except for Average Contract Rate		United States Dollar
Fiscal Years		Notional Amount	Avg. Contract Rate

2011		$43,253	1.561
2012		11,740	1.556

Total		$54,993

Fair Value at 10/29/2010		$1,223

[1]	The Company has no derivative contracts maturing after fiscal 2012.

Derivative Contracts

Operations with Foreign Functional Currency

At October 29, 2010

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) [1]

Related Forward Contracts to Sell U.S. Dollar for Canadian Dollar

Dollars in Thousands, Except for Average Contract Rate		United States Dollar
Fiscal Years		Notional Amount	Avg. Contract Rate

2011		$112,854	.908
2012		43,220	.944

Total		$156,074

Fair Value at 10/29/2010		$9,541

[1]   The Company has no derivative contracts maturing after fiscal 2012.

Firmly Committed Sales Contracts

Operations with Foreign Functional Currency

At October 30, 2009

Principal Amount by Expected Maturity

In Thousands	Firmly Committed Sales Contracts in United States Dollar
Fiscal Years	Canadian Dollar	Euro	U.K. Pound

2010	$126,982	$52,951	$36,276
2011	69,028	11,933	3,756
2012	28,052	0	177
2013	9,539	0	637
2014 and thereafter	25,067	0	116

Total	$258,668	$64,884	$40,962

Derivative Contracts

Operations with Foreign Functional Currency

At October 30, 2009

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) [1]

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

Derivative Contracts

Operations with Foreign Functional Currency

At October 30, 2009

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for U.K. Pound

Dollars in Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2010	$57,700	1.648
2011	4,365	1.641

Total	$62,065

Fair Value at 10/30/2009	$(87)

[1]	The Company had no derivative contracts maturing after fiscal 2011.

Derivative Contracts

Operations with Foreign Functional Currency

At October 30, 2009

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Canadian Dollar

Dollars in Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2010	$100,141	.859
2011	73,780	.813
2012	4,620	.842

Total	$178,541

Fair Value at 10/30/2009	$13,284

[1]	The Company had no derivative contracts maturing after fiscal 2012.

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

Revenues and profits on fixed-price contracts with significant engineering as well as production requirements are recorded based on the achievement of contractual milestones and the ratio of total actual incurred costs to date to total estimated costs for each contract (cost-to-cost method). We review cost performance and estimates to complete on our ongoing contracts at least quarterly. The impact of revisions of profit estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period they become evident. Amounts representing contract change orders are included in revenue only when they can be reliably estimated and realization is probable, and are determined on a percentage-of-completion basis measured by the cost-to-cost method. Claims are included in revenue only when they are probable of collection.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts for losses expected to be incurred on accounts receivable balances. Judgment is required in estimation of the allowance and is based upon specific identification, collection history and creditworthiness of the debtor.

Inventories

We account for inventories on a first-in, first-out or average cost method of accounting at the lower of its cost or market. The determination of market requires judgment in estimating future demand, selling prices and cost of disposal. Judgment is required when determining inventory cost adjustments. Inventory cost adjustments are recorded when inventory is considered to be excess or obsolete based upon an analysis of actual on-hand quantities on a part-level basis to forecasted product demand and historical usage.

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

As we have grown through acquisitions, we have accumulated $739.7 million of goodwill and $47.9 million of indefinite-lived intangible assets out of total assets of $2.6 billion at October 29, 2010. The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We performed our impairment review for fiscal 2010 as of July 31, 2010, and our Step One analysis indicates that no impairment of goodwill or other indefinite-lived assets exists at any of our reporting units.

During fiscal 2009, management determined that the trade name useful life was no longer indefinite as a result of further integration of advanced sensors units and promotion of the Advanced Sensors brand name. An impairment test was required to be performed to value the trade name at fair value, which resulted in the impairment charge of $3.0 million.

The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows.

We used available market data and a discounted cash flow analysis in completing our 2010 annual impairment test. We believe that our cash flow estimates are reasonable based upon the historical cash flows and future operating and strategic plans of our reporting units. In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions. The fair value of all but one of our reporting units exceeds its book value by greater than 30%. The fair value of one of our reporting units exceeds its book value by approximately 13%. A 0.5% change in the discount rate used in the cash flow analysis would result in a change in the fair value of our reporting units of approximately $89.4 million. A 0.5% change in the growth rate assumed in the calculation of the terminal value of cash flows would result in a change in the fair value of our reporting units by $73.4 million. None of these changes would have resulted in any of our reporting units to be impaired.

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

As we have grown through acquisitions, we have accumulated $494.0 million of definite-lived intangible assets. The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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

Pension and Other Post-Retirement Benefits

We account for pension expense using the end of the fiscal year as our measurement date. We select appropriate assumptions including discount rate, rate of increase in future compensation levels and assumed long-term rate of return on plan assets and expected annual increases in costs of medical and other health care benefits in regard to our post-retirement benefit obligations. Our assumptions are based upon historical results, the current economic environment and reasonable expectations of future events. Actual results which vary from our assumptions are accumulated and amortized over future periods and, accordingly, are recognized in expense in these periods. Significant differences between our assumptions and actual experience or significant changes in assumptions could impact the pension costs and the pension obligation.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Statement of Operations

In Thousands, Except Per Share Amounts

For Each of the Three Fiscal Years in the Period Ended October 29, 2010	2010	2009	2008

Net Sales	$1,526,601	$1,407,459	$1,462,196
Cost of Sales	1,010,390	954,161	981,934

	516,211	453,298	480,262
Expenses
Selling, general and administrative	258,290	235,483	234,451
Research, development and engineering	69,753	64,456	85,097
Other (income) expense	(8)	7,970	86

Total Expenses	328,035	307,909	319,634

Operating Earnings From Continuing Operations	188,176	145,389	160,628
Interest income	(960)	(1,634)	(4,373)
Interest expense	33,181	28,689	29,922
Loss on extinguishment of debt	1,206	0	0
Gain on derivative financial instrument	0	0	(1,850)

Income From Continuing Operations
Before Income Taxes	154,749	118,334	136,929
Income Tax Expense	24,504	12,549	25,288

Income From Continuing Operations
Including Noncontrolling Interests	130,245	105,785	111,641

Income Attributable to Noncontrolling Interests	(206)	(217)	(383)

Income From Continuing Operations
Attributable to Esterline, Net of Tax	130,039	105,568	111,258

Income From Discontinued Operations
Attributable to Esterline, Net of Tax	11,881	14,230	9,275

Net Earnings Attributable to Esterline	$141,920	$119,798	$120,533

Consolidated Statement of Operations

In Thousands, Except Per Share Amounts

For Each of the Three Fiscal Years in the Period Ended October 29, 2010	2010	2009	2008

Earnings Per Share Attributable to Esterline – Basic:
Continuing operations	$4.34	$3.55	$3.77
Discontinued operations	.39	.48	.31

Earnings Per Share Attributable to
Esterline – Basic	$4.73	$4.03	$4.08

Earnings Per Share Attributable to Esterline – Diluted:
Continuing operations	$4.27	$3.52	$3.72
Discontinued operations	.39	.48	.31

Earnings Per Share Attributable to
Esterline – Diluted	$4.66	$4.00	$4.03

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

In Thousands, Except Share and Per Share Amounts

As of October 29, 2010 and October 30, 2009	2010	2009

Assets

Current Assets
Cash and cash equivalents	$422,120	$176,794
Accounts receivable, net of allowances of $4,865 and $5,297	309,242	270,976
Inventories	262,373	275,282
Income tax refundable	17,806	7,638
Deferred income tax benefits	37,539	31,434
Prepaid expenses	16,264	17,425
Other current assets	11,241	17,048

Total Current Assets	1,076,585	796,597

Property, Plant and Equipment
Land	28,583	23,656
Buildings	186,435	179,758
Machinery and equipment	330,986	312,414

	546,004	515,828
Accumulated depreciation	272,234	252,577

	273,770	263,251

Other Non-Current Assets
Goodwill	739,730	736,808
Intangibles, net	389,017	422,082
Debt issuance costs, net of accumulated amortization of $4,536 and $7,842	7,774	7,136
Deferred income tax benefits	87,622	79,114
Other assets	13,240	9,259

Total Assets	$2,587,738	$2,314,247

See Notes to Consolidated Financial Statements.

As of October 29, 2010 and October 30, 2009	2010	2009

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$82,275	$82,304
Accrued liabilities	215,094	191,667
Credit facilities	1,980	5,896
Current maturities of long-term debt	12,646	5,409
Deferred income tax liabilities	7,155	7,294
Federal and foreign income taxes	5,227	1,669

Total Current Liabilities	324,377	294,239

Long-Term Liabilities
Long-term debt, net of current maturities	598,972	520,158
Deferred income tax liabilities	127,081	130,456
Pension and post-retirement obligations	105,333	93,615
Other liabilities	16,476	20,027

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 30,279,509 and 29,773,630 shares	6,056	5,955
Additional paid-in capital	528,724	504,549
Retained earnings	874,781	732,861
Accumulated other comprehensive income	3,235	9,656

Total Esterline shareholders’ equity	1,412,796	1,253,021
Noncontrolling interests	2,703	2,731

Total Shareholders’ Equity	1,415,499	1,255,752

Total Liabilities and Shareholders’ Equity	$2,587,738	$2,314,247

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows

In Thousands

For Each of the Three Fiscal Years in the Period Ended October 29, 2010	2010	2009	2008

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$142,126	$120,015	$120,916
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	72,117	71,511	66,299
Deferred income tax	(9,997)	(11,468)	(22,921)
Share-based compensation	7,134	7,349	8,711
Gain on sale of discontinued operations	(14,625)	(26,481)	0
Working capital changes, net of effect of acquisitions:
Accounts receivable	(39,164)	54,546	(54,602)
Inventories	10,734	6,054	(28,424)
Prepaid expenses	1,114	(3,890)	(1,624)
Other current assets	2,285	(15,428)	(1,058)
Accounts payable	856	(18,787)	12,784
Accrued liabilities	21,303	(11,933)	18,724
Federal and foreign income taxes	(6,607)	737	(3,347)
Other liabilities	(7,571)	(7,663)	(151)
Other, net	96	(7,893)	3,586

	179,801	156,669	118,893
Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(45,540)	(59,184)	(40,665)
Proceeds from sale of discontinued operations, net of cash	24,994	62,944	0
Proceeds from sale of capital assets	595	1,089	1,101
Acquisitions of businesses, net of cash acquired	(768)	(255,206)	9,425

	(20,719)	(250,357)	(30,139)

For Each of the Three Fiscal Years
in the Period Ended October 29, 2010	2010	2009	2008

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	13,654	3,137	7,516
Excess tax benefits from stock option exercises	3,488	119	1,983
Net change in credit facilities	(4,015)	99	(2,191)
Repayment of long-term debt	(183,082)	(34,444)	(70,032)
Proceeds from issuance of long-term debt	250,000	125,000	0
Proceeds from government assistance	9,168	11,145	0
Dividends paid to noncontrolling interests	(234)	(283)	(554)
Debt and other issuance costs	(4,719)	(1,258)	0

	84,260	103,515	(63,278)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	1,984	6,322	(11,900)

Net Increase in Cash and Cash Equivalents	245,326	16,149	13,576
Cash and Cash Equivalents – Beginning of Year	176,794	160,645	147,069

Cash and Cash Equivalents – End of Year	$422,120	$176,794	$160,645

Supplemental Cash Flow Information
Cash paid for interest	$30,629	$27,988	$29,119
Cash paid for taxes	53,704	40,293	47,359

Supplemental Non-cash Investing and Financing Activities
Capital asset and lease obligation additions	8,139	28,202	7,981

See Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders’

Equity and Comprehensive Income (Loss)

In Thousands, Except Per Share Amounts

For Each of the Three Fiscal Years
in the Period Ended October 29, 2010	2010	2009	2008

Common Stock, Par Value $.20 Per Share
Beginning of year	$5,955	$5,927	$5,873
Shares issued under stock option plans	101	28	54

End of year	6,056	5,955	5,927

Additional Paid-in Capital
Beginning of year	504,549	493,972	475,816
Shares issued under stock option plans	17,041	3,228	9,445
Share-based compensation expense	7,134	7,349	8,711

End of year	528,724	504,549	493,972

Retained Earnings
Beginning of year	732,861	613,063	493,269
Net earnings	141,920	119,798	120,533
Change in accounting for tax contingencies	0	0	(739)

End of year	874,781	732,861	613,063

Accumulated Other Comprehensive Income (Loss)
Beginning of year	9,656	(86,621)	146,868
Change in fair value of derivative financial instruments, net of tax (expense) benefit of $1,045, $(11,072), and $7,881	(1,407)	24,179	(15,607)
Change in pension and post-retirement obligations, net of tax (expense) benefit of $3,741, $11,636, and $17,558	(10,618)	(20,265)	(33,635)
Foreign currency translation adjustment	5,604	92,363	(184,247)

End of year	3,235	9,656	(86,621)

Noncontrolling Interests
Beginning of year	2,731	2,797	2,968
Net changes in equity attributable to noncontrolling interest	(28)	(66)	(171)

End of year	2,703	2,731	2,797

Total Shareholders’ Equity	$1,415,499	$1,255,752	$1,029,138

Comprehensive Income (Loss)
Net earnings	$141,920	$119,798	$120,533
Change in fair value of derivative financial instruments, net of tax	(1,407)	24,179	(15,607)
Change in pension and post-retirement obligations, net of tax	(10,618)	(20,265)	(33,635)
Foreign currency translation adjustment	5,604	92,363	(184,247)

Comprehensive Income (Loss)	$135,499	$216,075	$(112,956)

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated. Classifications have been changed for certain amounts in prior periods to conform with the current year’s presentation. The Company’s fiscal year ends on the last Friday of October. The fiscal years ended October 29, 2010, and October 30, 2009, contained 52 weeks, while the October 31, 2008, period contained 53 weeks.

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

Revenues and profits on fixed-price contracts with significant engineering as well as production requirements are recorded based on the achievement of contractual milestones and the ratio of total actual incurred costs to date to total estimated costs for each contract (cost-to-cost method). Types of milestones include design review and prototype completion. The Company reviews cost performance and estimates to complete on its ongoing contracts at least quarterly. The impact of revisions of profit estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period they become evident. Amounts representing contract change orders are included in revenue only when they can be reliably estimated and realization is probable, and are determined on a percentage-of-completion basis measured by the cost-to-cost method. Claims are included in revenue only when they are probable of collection.

Research and Development

Expenditures for internally-funded research and development are expensed as incurred. Customer-funded research and development projects performed under contracts are accounted for as work in process as work is performed and recognized as cost of sales and sales under the proportional performance method. Research and development expenditures are net of government assistance and tax subsidies, which are not contingent upon paying income tax. In addition, government assistance for research and development is recorded as a reduction of research and development expense when repayment royalties are contingent upon sales generated directly from the funded research and development. If reimbursement is not tied directly to sales generated from the funded research and development, the assistance is accounted for as a loan until the criteria for forgiveness has been met.

Financial Instruments

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, foreign currency forward contracts, and interest rate swap agreements. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair market value of the Company’s long-term debt and short-term borrowings was estimated at $640.5 million and $527.6 million at fiscal year end 2010 and 2009, respectively. These estimates were derived using discounted cash flows with interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

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

The Company’s policy is to hedge a portion of its forecasted transactions using forward exchange contracts, with maturities up to 20 months. These forward contracts have been designated as cash flow hedges. The portion of the net gain or loss on a derivative instrument that is effective as a hedge is reported as a component of other comprehensive income in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The amount of hedge ineffectiveness has not been material in any of the three fiscal years in the period ended October 29, 2010. At October 29, 2010, and October 30, 2009, the notional value of foreign currency forward contracts accounted for as a cash flow hedge was $205.7 million and $234.1 million, respectively. The fair value of these contracts was a $10.7 million asset and a $16.4 million asset at October 29, 2010, and October 30, 2009, respectively. The Company does not enter into any forward contracts for trading purposes.

In February 2006, the Company entered into a U.K. term loan for £57.0 million. The Company designated the U.K. term loan as a hedge of the investment in a certain U.K. business unit. The foreign currency gain or loss that is effective as a hedge is reported as a component of other comprehensive income in shareholders’ equity. To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings. There was no ineffectiveness in 2010. The U.K. term loan was paid off in fiscal 2009. The loss included in Accumulated Other Comprehensive Income will remain until the underlying investment in a certain U.K. business unit is liquidated. The amount of foreign currency translation included in Other Comprehensive Income was a loss of $4.8 million net of taxes at October 29, 2010, and October 30, 2009.

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

In June 2009, the Company entered into an interest rate swap agreement on the $175.0 million Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed interest rate of 7.75% for a variable interest rate on the $175.0 million principal amount outstanding. The variable interest rate is based upon LIBOR plus 5.37% and was 5.61% at October 29, 2009. The swap was terminated in fourth quarter of fiscal 2010 upon the repayment of the $175.0 million Senior Subordinated Notes due in 2013.

In September 2003, the Company entered into an interest rate swap agreement on $75.0 million of its Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed interest rate for a variable interest rate on $75.0 million of the $175.0 million principal amount outstanding. The interest rate swap was terminated in 2009, and the deferred gain was being amortized in proportion to the repayment of the underlying debt.

A deferred gain of $3.7 million from both of these swap agreements was recognized in fiscal 2010 upon the repayment of the $175.0 million Senior Subordinated Notes due 2013. A loss on extinguishment debt was recorded for $1.2 million, which includes the recognition of the previously deferred gains of $3.7 million.

Depending on the interest rate environment, the Company may enter into interest rate swap agreements to convert the variable interest rates on notes payable to fixed interest rates. These swap agreements are accounted for as cash flow hedges and the fair market value of the hedge instrument is included in Other Comprehensive Income. In February 2006, the Company entered into an interest rate swap agreement on the full principal amount of its £57.0 million U.K. term loan facility. The swap agreement exchanged the variable interest rate for a fixed interest rate of 4.75% plus an additional margin amount determined by reference to the Company’s leverage ratio. The agreement was terminated in 2008 for a gain of $1.9 million.

The fair market value of the interest rate swaps was estimated by discounting expected cash flows using quoted market interest rates.

Foreign Currency Translation

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on year end exchange rates. Revenue and expense accounts are translated at average exchange rates. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in shareholders’ equity as a component of comprehensive income. Accumulated gain or (loss) on foreign currency translation adjustment was $58.8 million, $53.2 million and $(39.2) million as of the fiscal years ended October 29, 2010, October 30, 2009, and October 31, 2008, respectively.

Foreign Currency Transaction Gains and Losses

Foreign currency transaction gains and losses are included in results of operations and are primarily the result of revaluing assets and liabilities denominated in a currency other than the functional currency, gains and losses on forward exchange contracts and the change in value of foreign currency embedded derivatives in backlog. These foreign currency transactions resulted in a $6.1 million gain in fiscal 2010, a $12.6 million loss in fiscal 2009, and a $3.7 million gain in fiscal 2008.

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. Fair value of cash equivalents approximates carrying value. Cash equivalents included $28.8 million and $15.0 million in cash for a letter of credit at October 29, 2010, and October 30, 2009, respectively.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) or average cost method. Inventory cost includes material, labor and factory overhead. The Company defers pre-production engineering costs as work-in-process inventory in connection with long-term supply arrangements that include contractual guarantees for reimbursement from the customer. Inventory cost adjustments are recorded when inventory is considered to be excess or obsolete based upon an analysis of actual on-hand quantities on a part level basis to forecasted product demand and historical usage.

Property, Plant and Equipment, and Depreciation

Property, plant and equipment is carried at cost and includes expenditures for major improvements. Depreciation is generally provided on the straight-line method based upon estimated useful lives ranging from 15 to 30 years for buildings and 3 to 10 years for machinery and equipment. Depreciation expense was $39.5 million, $39.2 million, and $41.1 million for fiscal years 2010, 2009 and 2008, respectively. Assets under capital leases were $44.4 million at October 29, 2010, and $36.2 million at October 30, 2009. Amortization expense of assets accounted for as capital leases is included with depreciation expense. The fair value of liabilities related to the retirement of property is recorded when there is a legal or contractual obligation to incur asset retirement costs and the costs can be estimated. The Company records the asset retirement cost by increasing the carrying cost of the underlying property by the amount of the asset retirement obligation. The asset retirement cost is depreciated over the estimated useful life of the underlying property.

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

Income Taxes

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year. Diluted earnings per share also includes the dilutive effect of stock options. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 50,984, 1,385,596, and 499,850 for fiscal 2010, 2009 and 2008, respectively. The weighted average number of shares outstanding used to compute basic earnings per share was 29,973,000, 29,717,000, and 29,507,000 for fiscal years 2010, 2009 and 2008, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 30,477,000, 29,951,000, and 29,908,000 for fiscal years 2010, 2009 and 2008, respectively.

Subsequent Events

The Company has evaluated subsequent events through the date the Consolidated Financial Statements were issued.

NOTE 2:  Discontinued Operations

On September 8, 2010, the Company sold Pressure Systems, Inc., which was included in the Sensors & Systems segment, for approximately $25.0 million, resulting in an after tax gain of $10.4 million. As a result, the consolidated income statement presents Pressure Systems, Inc. as discontinued operations.

On November 3, 2008, the Company sold U.K.-based Muirhead Aerospace Limited and Traxsys Input Products Limited, which were included in the Sensors & Systems segment, for approximately £40.0 million or $63.4 million, resulting in an after tax gain of $12.6 million. As a result, the consolidated income statement presents Muirhead Aerospace Limited and Traxsys Input Products Limited as discontinued operations.

The operating results of the discontinued operations for fiscal year 2010, 2009 and 2008 consisted of the following:

In Thousands	2010	2009	2008

Sales	$16,509	$17,979	$85,134

Income before taxes	16,960	29,071	12,432
Tax expense	5,079	14,841	3,157

Income from discontinued operations	$11,881	$14,230	$9,275

NOTE 3:  Inventories

Inventories at the end of fiscal 2010 and 2009 consisted of the following:

In Thousands	2010	2009

Raw materials and purchased parts	$109,595	$113,521
Work in process	73,336	82,952
Inventory costs under long-term contracts	26,256	17,083
Finished goods	53,186	61,726

	$262,373	$275,282

NOTE 4:  Goodwill

The following table summarizes the changes in goodwill by segment for fiscal 2010 and 2009:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Total

Balance, October 31, 2008	$297,014	$105,951	$173,896	$576,861
Goodwill from acquisitions	93,416	0	40,796	134,212
Goodwill adjustments	(3,713)	157	(282)	(3,838)
Sale of businesses	0	(17,029)	0	(17,029)
Foreign currency translation adjustment	41,261	3,543	1,798	46,602

Balance, October 30, 2009	427,978	92,622	216,208	736,808
Goodwill adjustments	1,007	0	0	1,007
Sale of businesses	0	(3,319)	0	(3,319)
Foreign currency translation adjustment	9,354	(1,914)	(2,206)	5,234

Balance, October 29, 2010	$438,339	$87,389	$214,002	$739,730

NOTE 5:  Intangible Assets

Intangible assets at the end of fiscal 2010 and 2009 were as follows:

In Thousands	Weighted Average Years Useful Life	2010		2009
		Gross Carrying Amount	Accum. Amort.	Gross Carrying Amount	Accum. Amort.

Amortized Intangible Assets:
Programs	16	$442,104	$120,220	$444,275	$93,550
Core technology	16	9,589	4,916	9,689	4,364
Patents and other	13	42,336	27,728	43,484	25,769

Total		$494,029	$152,864	$497,448	$123,683

Indefinite-lived Intangible Assets:
Trademark		$47,852		$48,317

Programs represent the valuation of systems or components sold under long-term supply agreements with aerospace companies, military contractors, and OEM manufacturers using similar technology. The valuation of the program includes the values of the program-specific technology, the backlog of contracts, and the relationship with customers which lead to potential future contracts.

In fiscal 2009, management determined that a certain trade name useful life was no longer indefinite as a result of further integration of advanced sensors units and promotion of the Advanced Sensors brand name. An impairment test was required to be performed to value the trade name at fair value, which resulted in a $3.0 million impairment charge. The fair value of the trade name was determined by the relief-from-royalty method of the income approach. The remaining book value of the trade name will be amortized to expense over its five-year useful life.

Amortization of intangible assets was $30,705,000, $30,613,000, and $23,689,000 in fiscal years 2010, 2009, and 2008, respectively.

Estimated amortization expense related to intangible assets for each of the next five fiscal years is as follows:

In Thousands

Fiscal Year

2011	$30,814
2012	30,218
2013	29,573
2014	28,987
2015	27,659

NOTE 6:  Accrued Liabilities

Accrued liabilities at the end of fiscal 2010 and 2009 consisted of the following:

In Thousands	2010	2009

Payroll and other compensation	$ 81,530	$72,705
Commissions	4,873	3,994
Casualty and medical	14,605	14,244
Interest	6,370	5,981
Warranties	17,159	14,685
State and other tax accruals	4,785	4,956
Customer deposits	21,378	23,656
Deferred revenue	17,435	9,038
Contract reserves	13,218	9,189
Forward foreign exchange contracts	2,112	2,192
Unclaimed property – non-U.S.	11,530	10,874
Environmental reserves	2,713	2,539
Asset retirement obligations	1,645	2,019
Rent and future lease obligations	1,687	1,790
Other	14,054	13,805

	$ 215,094	$191,667

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

In Thousands	2010	2009

Balance, beginning of year	$ 14,685	$10,596
Warranty costs incurred	(4,478)	(3,406)
Product warranty accrual	8,488	5,811
Acquisitions	0	2,223
Release of reserves	(1,794)	(1,146)
Sale of businesses	(90)	(237)
Foreign currency translation adjustment	348	844

Balance, end of year	$ 17,159	$14,685

NOTE 7:  Retirement Benefits

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

The Company accounts for pension expense using the end of the fiscal year as its measurement date. In addition, the Company makes actuarially computed contributions to these plans as necessary to adequately fund benefits. The Company’s funding policy is consistent with the minimum funding requirements of ERISA. The accumulated benefit obligation and projected benefit obligation for the Esterline plans are $220,929,000 and $226,979,000, respectively, with plan assets of $168,450,000 as of October 29, 2010. The underfunded status for the Esterline plans is $58,529,000 at October 29, 2010. Contributions to the Esterline plans totaled $13,910,000 and $21,828,000 in fiscal years 2010 and 2009, respectively. The expected funding requirement for fiscal 2011 for the U.S. pension plans maintained by Esterline is $9,276,000. The accumulated benefit obligation and projected benefit obligation for the CMC plans are $119,522,000 and $121,991,000, respectively, with plan assets of $98,537,000 as of October 29, 2010. The underfunded status for these CMC plans is $23,454,000 at October 29, 2010. Contributions to the CMC plans totaled $6,091,000 and $2,933,000 in fiscal 2010 and 2009, respectively. The expected funding requirement for fiscal 2011 for the CMC plans is $6,782,000.

	Defined Benefit		Post-Retirement
	Pension Plans		Benefit Plans
	2010	2009	2010	2009

Principal assumptions as of fiscal year end:
Discount Rate	5.5 – 6.25%	5.875 – 6.75%	5.5 – 6.25%	5.875 – 6.75%
Rate of increase in future compensation levels	3.2 – 4.5%	3.1 – 4.5%	0.0%	0.0%
Assumed long-term rate of return on plan assets	7.0 – 8.0%	7.5 – 8.25%	0.0%	0.0%
Initial weighted average health care trend rate	0.0%	0.0%	4.05 – 6.0%	4.08 – 9.0%
Ultimate weighted average health care trend rate	0.0%	0.0%	3.38 – 6.0%	3.38 – 9.0%

The Company uses a discount rate for expected returns that is a spot rate developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points, pension liabilities in total would have decreased $8.1 million or increased $10.9 million, respectively. If all other assumptions are held constant, the estimated effect on fiscal 2010 pension expense from a hypothetical 25 basis points increase or decrease in both the discount rate and expected long-term rate of return on plan assets would not have a material effect on our pension expense. Management is not aware of any legislative or other initiatives or circumstances that will significantly impact the Company’s pension obligations in fiscal 2011.

The assumed health care trend rate has a significant impact on the Company’s post-retirement benefit obligations. The Company’s health care trend rate was based on the experience of its plan and expectations for the future. A 100 basis points increase in the health care trend rate would increase the post-retirement benefit obligation by $1.0 million. A 100 basis points decrease in the health care trend rate would decrease the post-retirement benefit obligation by $0.9 million. Assuming all other assumptions are held constant, the estimated effect on fiscal 2010 post-retirement benefit expense from a hypothetical 100 basis points increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

Plan assets are invested in a diversified portfolio of equity and debt securities, consisting primarily of common stocks, bonds and government securities. The objective of these investments is to maintain sufficient liquidity to fund current benefit payments and achieve targeted risk-adjusted returns. Management periodically reviews allocations of plan assets by investment type and evaluates external sources of information regarding the long-term historical returns and expected future returns for each investment type and, accordingly, believes a 7.0% to 8.0% assumed long-term rate of return on plan assets is appropriate. Allocations by investment type are as follows:

		Actual
	Target	2010	2009
Plan assets allocation as of fiscal year end:
Equity securities	55 – 75%	57.0%	58.0%
Debt securities	25 – 45%	39.0%	36.0%
Cash	0%	4.0%	6.0%

Total		100.0%	100.0%

The following table presents the fair value of the Company’s Pension Plan assets as of October 29, 2010, by asset category segregated by level within the fair value hierarchy, as described in Note 8.

	Fair Value Hierarchy
In Thousands	Level 1	Level 2	Total
Asset category:
Equity Funds
Registered Investments Company Funds – U.S. Equity	$44,705	$0	$44,705
Commingled Trust Funds – U.S. Equity	0	25,885	25,885
U.S. Equity Securities	24,113	0	24,113
Non-U.S. Equity Securities	21,932	0	21,932
Commingled Trust Fund – Non-U.S. Securities	0	35,545	35,545
Fixed Income Securities
Registered Investments Company Funds – Fixed Income	28,075	0	28,075
Commingled Trust Fund – Fixed Income	0	33,413	33,413
Mortgage and Asset-backed	0	449	449
Non-U.S. Foreign Commercial and Government Bonds	43,797	0	43,797
Cash and Cash Equivalents	11,975	0	11,975

Total	$174,597	$95,292	$269,889

Valuation Techniques

Level 1 Equity Securities are actively traded on U.S. and non-U.S. exchanges and are either valued using the market approach at quoted market prices on the measurement date or at the net asset value of the shares held by plan on the measurement date based on quoted market prices.

Level 1 fixed income securities are primarily valued using the market approach at either quoted market prices, pricing models that use observable market data, or bids provided by independent investment brokerage firms.

Level 2 primarily consists of commingled trust funds that are primarily valued at the net asset value provided by the fund manager. Net asset value is based on the fair value of the underlying investments.

Cash and cash equivalents includes cash which is used to pay benefits and cash invested in a short-term investment fund that holds securities with values based on quoted market prices, but for which the funds are not valued on quoted market basis.

Net periodic pension cost for the Company’s defined benefit plans at the end of each fiscal year consisted of the following:

	Defined Benefit Pension Plans			Post-Retirement Benefit Plans
In Thousands	2010	2009	2008	2010	2009	2008

Components of Net Periodic Cost
Service cost	$7,370	$5,413	$6,217	$326	$366	$280
Interest cost	18,950	19,151	16,736	785	773	635
Expected return on plan assets	(17,954)	(14,878)	(20,982)	0	0	0
Amortization of prior service cost	21	18	18	0	0	0
Amortization of actuarial (gain) loss	7,602	3,961	330	(78)	(90)	12
Other	0	0	0	0	0	(10)

Net periodic cost	$15,989	$13,665	$2,319	$1,033	$1,049	$917

The funded status of the defined benefit pension and post-retirement plans at the end of fiscal 2010 and 2009 were as follows:

	Defined Benefit Pension Plans		Post-Retirement Benefit Plans
In Thousands	2010	2009	2010	2009

Benefit Obligation
Beginning balance	$313,071	$244,805	$12,891	$11,020
Currency translation adjustment	5,111	10,369	498	1,290
Service cost	7,370	5,413	326	366
Interest cost	18,950	19,151	785	773
One-time charge benefit adjustment	646	0	(425)	0
Plan participants contributions	146	127	0	0
Actuarial (gain) loss	35,117	50,125	1,774	164
Acquisitions	0	343	0	0
Benefits paid	(19,552)	(17,262)	(771)	(722)

Ending balance	$360,859	$313,071	$15,078	$12,891

Plan Assets – Fair Value
Beginning balance	$230,186	$184,737	$0	$0
Currency translation adjustment	4,932	7,948	0	0
Realized and unrealized gain (loss) on plan assets	33,610	29,739	0	0
Acquisitions	0	0	0	0
Plan participants contributions	146	127	0	0
Company contribution	21,284	25,531	1,062	722
Expenses paid	(610)	(634)	0	0
Benefits paid	(19,659)	(17,262)	(771)	(722)

Ending balance	$269,889	$230,186	$291	$0

Funded Status
Fair value of plan assets	$269,889	$230,186	$291	$0
Benefit obligations	(360,859)	(313,071)	(15,078)	(12,891)

Net amount recognized	$(90,970)	$(82,885)	$(14,787)	$(12,891)

	Defined Benefit Pension Plans		Post-Retirement Benefit Plans
In Thousands	2010	2009	2010	2009

Amount Recognized in the
Consolidated Balance Sheet
Current liability	$(1,096)	$(975)	$(586)	$(866)
Non-current liability	(89,874)	(81,910)	(14,201)	(12,025)

Net amount recognized	$(90,970)	$(82,885)	$(14,787)	$(12,891)

Amounts Recognized in
Accumulated Other
Comprehensive Income
Net actuarial loss (gain)	$99,469	$87,386	$(39)	$(1,260)
Prior service cost	297	239	0	0
Transition asset (obligation)	0	0	0	(997)

Ending balance	$99,766	$87,625	$(39)	$(2,257)

The accumulated benefit obligation for all pension plans was $349,489,000 at October 29, 2010, and $300,615,000 at October 29, 2010.

Estimated future benefit payments expected to be paid from the plan or from the Company’s assets are as follows:

In Thousands

Fiscal Year

2011	$22,153
2012	23,033
2013	23,780
2014	24,496
2015	25,148
2016 – 2020	139,546

Employees may participate in certain defined contribution plans. The Company’s contribution expense under these plans totaled $7,533,000, $7,418,000, and $7,256,000 in fiscal 2010, 2009, and 2008, respectively.

NOTE 8:  Fair Value Measurements

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

—

Level 1 – Valuations are based on quoted prices that the Company has the ability to obtain in actively traded markets for identical assets and liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market or exchange traded market, a valuation of these instruments does not require a significant degree of judgment.

—

Level 2 – Valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

—

Level 3 – Valuations are based on model-based techniques for which some or all of the assumptions are obtained from indirect market information that is significant to the overall fair value measurement and which require a significant degree of management judgment.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at October 29, 2010, and October 30, 2009:

	Level 2
In Thousands	2010	2009

Assets:
Derivative contracts designated as hedging instruments	$11,552	$16,590
Derivative contracts not designated as hedging instruments	$1,256	$442
Embedded derivatives	$23	$0

Liabilities:
Derivative contracts designated as hedging instruments	$950	$181
Derivative contracts not designated as hedging instruments	$782	$1,405
Embedded derivatives	$1,815	$588

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

NOTE 9:  Derivative Financial Instruments

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company does not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of October 29, 2010. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of October 29, 2010, and October 30, 2009, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $245.5 million and $275.3 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In September 2003, the Company entered into an interest rate swap agreement on $75.0 million of its Senior Subordinated Notes due in 2013. The swap was terminated in 2009. The deferred gain from the swap was amortized in proportion to the repayment of the underlying debt. In June 2009, the Company entered into an interest rate swap agreement on the $175.0 million Senior Subordinated Notes due in 2013. The agreement was terminated in July 2010 for a deferred gain of $1.9 million. The unamortized deferred gains on the agreements of $3.7 million were recognized in income when the debt was retired in August 2010.

Subsequent to year end, the Company entered into interest rate swap agreements for $175.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate.

Embedded Derivative Instruments

The Company’s embedded derivatives are the result of entering into sales or purchase contracts that are denominated in a currency other than the Company’s functional currency or the supplier’s or customer’s functional currency.

Net Investment Hedge

In February 2006, the Company entered into a U.K. term loan for £57.0 million. The Company designated the U.K. term loan a hedge of the investment in a certain U.K. business unit. The U.K. term loan was fully repaid in June 2009. A cumulative foreign currency loss of $4.8 million resulting from the accounting of the term loan as a net investment hedge will remain in other comprehensive income in shareholders’ equity until the hedged investment is disposed of or sold.

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at the end of fiscal 2010 and 2009 consisted of:

		Fair Value
In Thousands	Classification	2010	2009

Foreign Currency Forward Exchange Contracts:	Other current assets	$11,218	$17,032
	Other assets	1,590	0
	Accrued liabilities	1,563	1,586
	Other liabilities	169	0

Embedded Derivative Instruments:	Other current assets	$23	$0
	Accrued liabilities	189	588
	Other liabilities	1,626	0

Interest Rate Swap:	Long-term debt, net
	of current maturities	$0	$(269)

The effect of derivative instruments on the Consolidated Statement of Operations for fiscal 2010 and 2009 consisted of:

	Location of Gain (Loss)
In Thousands		2010	2009

Fair Value Hedges:
Interest rate swap contracts	Interest Expense	$2,772	$1,967
Interest rate swap contracts	Loss on Early
	Extinguishment of Debt	$3,744	$0
Embedded derivatives	Sales	$(1,476)	$(2,666)

Cash Flow Hedges:
Foreign currency forward exchange contracts:
Amount of (loss) gain recognized in
AOCI (effective portion)	AOCI	$(13,495)	$46,861
Amount of gain (loss) reclassified from
AOCI into income	Sales	$11,042	$(11,610)

Net Investment Hedges:
U.K. term loan	AOCI	$0	$(446)

During fiscal years 2010 and 2009, the Company recorded losses of $0.1 million and gains of $7.0 million on foreign currency forward exchange contracts that have not been designated as an accounting hedge, respectively. These foreign currency exchange gains are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during fiscal years 2010 and 2009. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during fiscal years 2010 and 2009.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $9.3 million of net gain into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at October 29, 2010, is 20 months.

NOTE 10: Income Taxes

Income tax expense from continuing operations for each of the fiscal years consisted of:

In Thousands	2010	2009	2008

Current
U.S. Federal	$16,787	$11,653	$35,242
State	2,781	1,043	2,695
Foreign	14,933	11,321	10,272

	34,501	24,017	48,209

Deferred
U.S. Federal	1,188	(5,514)	587
State	(480)	20	(526)
Foreign	(10,705)	(5,974)	(22,982)

	(9,997)	(11,468)	(22,921)

Income tax expense	$24,504	$12,549	$25,288

U.S. and foreign components of income from continuing operations before income taxes for each of the fiscal years were:

In Thousands	2010	2009	2008

U.S.	$71,980	$75,287	$105,561
Foreign	82,769	43,047	31,368

Income from continuing operations, before income taxes	$154,749	$118,334	$136,929

Primary components of the Company’s deferred tax assets (liabilities) at the end of the fiscal year resulted from temporary tax differences associated with the following:

In Thousands	2010	2009

Reserves and liabilities	$37,395	$29,703
NOL carryforwards (net of valuation allowances of $6.2 million and $6.8 million at fiscal year end 2010 and 2009, respectively)	1,302	1,782
Tax credit carryforwards (net of valuation allowance of $1.6 million and $3.6 million for fiscal year end 2010 and 2009, respectively)	27,931	31,432
Employee benefits	12,176	7,145
Retirement benefits	29,959	32,241
Non-qualified stock options	9,943	8,818
Other	2,039	2,009

Total deferred tax assets	120,745	113,130

Depreciation and amortization	(12,173)	(10,628)
Intangibles and amortization	(106,507)	(113,426)
Deferred costs	(8,408)	(10,768)
Hedging activities	(2,171)	(4,736)
Other	(561)	(774)

Total deferred tax liabilities	(129,820)	(140,332)

Net deferred tax liabilities	$(9,075)	$(27,202)

During fiscal 2009, a subsidiary carried back an acquisition-related capital loss to pre-acquisition years and realized a $2.1 million current tax benefit. In addition, during fiscal 2009, the Company recorded $1.6 million of deferred tax benefits related to acquired state net operating losses. Both the $2.1 million and the $1.6 million of tax benefits were recorded as goodwill adjustments.

During the fiscal year of 2010, approximately $6.8 million of unrecognized foreign tax benefits associated with losses on the disposition of assets were released as a result of the expiration of a statute of limitations and the settlement of examinations. Additionally, during the fourth fiscal quarter of 2010, approximately $0.9 million of unrecognized tax benefits were recorded associated with credits claimed in the U.S. income tax returns.

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

The incremental tax benefit received by the Company upon exercise of non-qualified employee stock options was $3.5 million, $0.1 million, and $1.9 million in fiscal 2010, 2009, and 2008, respectively.

A reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate for each of the fiscal years was as follows:

	2010	2009	2008

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	1.2	0.6	1.0
Foreign taxes	(10.3)	(16.0)	(7.9)
Domestic manufacturing deduction	(0.7)	(1.2)	(1.3)
Research & development credits	(3.3)	(6.1)	(6.1)
Net change in tax reserves	(4.3)	1.0	(0.5)
Suspended losses	0.0	(5.6)	0.0
U.S. tax on foreign income	0.0	6.6	0.0
U.S. foreign tax credits	0.0	(6.7)	0.0
Valuation allowance	(1.6)	2.3	(0.1)
Change in foreign tax rates	(1.1)	0.0	(3.7)
Other, net	0.9	0.7	2.1

Effective income tax rate	15.8%	10.6%	18.5%

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

In accordance with ASC 805, formerly Financial Accounting Standard 141(R), “Business Combinations,” the Company adopted the provisions related to accounting for business combination transactions at the beginning of fiscal year 2010. Changes in tax uncertainties established at an acquisition date are accounted for as adjustments to tax expense, rather than an adjustment to goodwill. Approximately $6.8 million of income tax benefit associated with the release of unrecognized tax benefits related to an acquired business was recognized in fiscal 2010.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In Thousands	Total

Unrecognized tax benefits as of October 30, 2009	$20,571
Unrecognized gross benefit change:
Gross increases due to prior-period adjustments	931
Gross (decrease) due to prior-period adjustments	0
Gross increases due to current-period adjustment	1,743
Gross (decrease) due to current-period adjustment	0
Gross (decrease) due to settlements with taxing authorities	(638)
Gross (decrease) due to a lapse with taxing authorities	(7,359)

Total change in unrecognized gross benefit	$(5,323)

Unrecognized tax benefits as of October 29, 2010	$15,248

Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$15,248

Statement of operations:
Total amount of interest income (expense) included in income tax expense	$(519)
Recognized in the statement of financial position:
Total amount of accrued interest included in income taxes payable	$2,013

During the next 12 months, it is reasonably possible that approximately $5.9 million of previously unrecognized tax benefits related to operating losses and tax credits could decrease as a result of settlement of examinations and/or the expiration of statutes of limitations. The Company recognizes interest related to unrecognized tax benefits in income tax expense.

The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Years No Longer
Tax Jurisdiction	Subject to Audit
U.S. Federal	2005 and prior
Canada	2004 and prior
France	2006 and prior
Germany	2007 and prior
United Kingdom	2007 and prior

Subsequent to October 29, 2010, the U.S. congress passed legislation that if enacted would result in approximately $3.0 million of additional tax benefits related to the extension of the U.S. federal tax credit for research and experimentation.

NOTE 11: Debt

Long-term debt at the end of fiscal 2010 and 2009 consisted of the following:

In Thousands	2010	2009

U.S. term loan, due March 2012	$120,313	$125,000
7.75% Senior Subordinated Notes, due June 2013	0	175,000
6.625% Senior Notes, due March 2017	175,000	175,000
7.00% Senior Notes, due August 2020	250,000	0
Obligations under Capital Leases	44,368	36,183
Other	21,937	12,312

	611,618	523,495

Deferred gain on swap termination	0	2,341
Fair value of interest rate swap agreement	0	(269)
Less current maturities	12,646	5,409

Carrying amount of long-term debt	$598,972	$520,158

Long-term debt

In April 2009, the Company amended its secured credit facility to provide for a $125.0 million U.S. term loan. Borrowings under the U.S. term loan bear interest at a rate equal to either: (a) the LIBOR rate plus 2.50% or (b) the “Base Rate” (defined as the higher of Wachovia Bank, National Association’s prime rate and the Federal funds rate plus 0.50%) plus 1.50%. The loan is accruing interest at a variable rate based on LIBOR plus 2.5% and was 2.75% on October 29, 2010. The principal amount of the U.S. term loan is payable quarterly commencing on March 31, 2010, the first four payments equal to 1.25% of the original loan balance, the following four payments equal to 2.50%, with a final payment equal to 85.00% on March 13, 2012.

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

On August 2, 2010, the Company issued $250.0 million in 7% Senior Notes due 2020 and requiring semi-annual interest payments in March and September of each year until maturity. The net proceeds from the sale of the notes, after deducting $4.4 million of debt issuance cost, were $245.6 million. The Senior Notes are general unsecured senior obligations of the Company. The Senior Notes are guaranteed, jointly and severally on a senior basis, by all the existing and future domestic subsidiaries of the Company unless designated as an “unrestricted subsidiary,” and those foreign subsidiaries that executed related subsidiary guarantees under the indenture covering the Senior Notes. The Senior Notes are subject to redemption at the option of the Company at any time prior to August 1, 2015, at a price equal to 100% of the principal amount, plus any accrued interest to the date of redemption and a make-whole provision. In addition, before August 1, 2013, the Company may redeem up to 35% of the principal amount at 107.000% plus accrued interest with proceeds of one or more Public Equity Offerings. The Senior Notes are also subject to redemption at the option of the Company, in whole or in part, on or after August 1, 2015, at redemption prices starting at 103.500% of the principal amount plus accrued interest during the period beginning August 1, 2015, and declining annually to 100% of principal and accrued interest on or after August 1, 2018.

In September 2003, the Company entered into an interest rate swap agreement on $75.0 million of its Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed interest rate for a variable interest rate on $75.0 million of the $175.0 million principal amount outstanding. The agreement was terminated in fiscal 2009 and a deferred gain on a terminated interest rate swap was being amortized in proportion to the repayment of the underlying debt. As noted below, the deferred gain was fully recognized when the underlying debt was retired in fiscal 2010.

In June 2009, the Company entered into an interest rate swap agreement on the $175.0 million Senior Subordinated Notes due in 2013. The swap agreement exchanged the fixed interest rate of 7.75% for a variable interest rate on the $175.0 million principal amount outstanding. The swap was terminated in fiscal year 2010, resulting in a deferred gain of $1.9 million. As noted below, the deferred gain was fully recognized when the underlying debt was retired in fiscal 2010.

On August 2, 2010, the Company repurchased approximately $157.6 million of the Senior Subordinated Notes due in 2013 under a cash tender offer. The remaining $17.4 million of Senior Subordinated Notes due in 2013 were redeemed on September 9, 2010. A loss on extinguishment of debt was recorded of $1.2 million, which includes recognizing previously recorded deferred gains on terminated interest rate swaps of $3.7 million.

Subsequent to year end, the Company entered into two interest rate swap agreements for $175.0 million on the $175.0 million Senior Notes due in 2017. The swap agreements exchanged the fixed interest rate of 6.625% for a variable interest rate.

Capital leases

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

In fiscal 2009, the Company amended the building lease for an interface technologies facility to extend the term of the lease to 2027 and provided for the construction of a 54,000 square-foot addition to the existing building. At October 29, 2010, the amount recorded as a capitalized lease obligation is $12.6 million. The imputed interest rate is 6.4%.

As of October 29, 2010, maturities of long-term debt and future non-cancelable minimum lease payments under capital lease obligations were as follows:

In Thousands

		Capital
Fiscal Year	Debt	Leases
2011	$12,670	$3,634
2012	111,960	3,692
2013	72	3,756
2014	3	3,823
2015	0	3,965
2016 and thereafter	442,545	99,843

	$567,250	$118,713

Less: amount representing interest		74,345

Total principal payments		$44,368

Short-term credit facilities

At October 29, 2010, the Company had a secured credit facility of $200 million made available through a group of banks. The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. An additional $31,757,000 of unsecured foreign currency credit facilities have been extended by foreign banks for a total of $231,757,000 available companywide.

A number of underlying agreements contain various covenant restrictions which include maintenance of net worth, payment of dividends, interest coverage, and limitations on additional borrowings. The Company was in compliance with these covenants at October 29, 2010. Available credit under the above credit facilities was $207,702,000 at fiscal 2010 year end, when reduced by outstanding borrowings of $1,979,000 and letters of credit of $22,076,000.

NOTE 12: Commitments and Contingencies

Rental expense for operating leases for engineering, selling, administrative and manufacturing totaled $14,498,000, $16,166,000, and $16,316,000 in fiscal years 2010, 2009, and 2008, respectively.

At October 29, 2010, the Company’s rental commitments for noncancelable operating leases with a duration in excess of one year were as follows:

In Thousands

Fiscal Year

2011	$13,029
2012	10,189
2013	8,795
2014	6,140
2015	4,060
2016 and thereafter	6,223

$48,436

Certain operating lease agreements contain provisions that allow the Company to purchase the underlying properties.

The Company receives government funding under the Technology Partnership Canada program to assist in the development of certain new products. The amounts are reimbursable through royalties on future revenues derived from funded products if and when they are commercialized.

The Company is subject to purchase obligations for goods and services. The purchase obligations include amounts under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. As of October 29, 2010, the Company’s purchase obligations were as follows:

In Thousands
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Purchase obligations	$265,474	$237,580	$27,080	$362	$452

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

Approximately 685 U.S.-based employees or 15% of total U.S.-based employees were represented by various labor unions. The Company’s European operations are subject to national trade union agreements and to local regulations governing employment.

NOTE 13: Employee Stock Plans

The Company has three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for fiscal 2010, 2009, and 2008 was $7.1 million, $7.3 million, and $8.7 million, respectively. The total income tax benefit recognized in the income statement for the share-based compensation arrangement for fiscal 2010, 2009, and 2008 was $2.2 million, $2.3 million, and $2.6 million, respectively.

Employee Stock Purchase Plan

In March 2002, the Company’s shareholders approved the establishment of an Employee Stock Purchase Plan (ESPP) under which 300,000 shares of the Company’s common stock are reserved for issuance to employees. On March 3, 2010, the Company’s shareholders authorized an additional 800,000 shares of the Company’s stock under the ESPP. The plan qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code. Employees are eligible to participate through payroll deductions subject to certain limitations.

The Company converted the ESPP to a “safe harbor” design on December 16, 2008. Under the safe harbor design, shares are purchased by participants at 95% of the fair market value on the purchase date and, therefore, compensation cost is no longer recorded under the ESPP. During fiscal 2010, employees purchased 35,689 shares at a fair market value price of $45.34 per share. At the end of fiscal 2010, the Company had reserved 174,332 shares for issuance under its employee share-save scheme for U.K. employees, leaving a balance of 793,352 shares available for issuance in the future. As of October 29, 2010, deductions aggregating $590,048 were accrued for the purchase of shares on December 15, 2010.

The fair value of the awards under the employee stock purchase plan was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The Company uses historical data to estimate volatility of the Company’s common stock. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect the time of grant.

	2009	2008

Volatility	33.8%	21.4 – 34.8%
Risk-free interest rate	3.32%	3.32 – 5.15%
Expected life (months)	6	6
Dividends	0	0

Employee Share-Save Scheme

In April 2009, the Company offered shares under its employee share-save scheme for U.K. employees. This plan allows participants the option to purchase shares at 95% of the market price of the stock as of the beginning of the offering period. The term of these options is three years. The share-save scheme is not a “safe-harbor” design, and, therefore, compensation cost is recognized on this plan.

Under the employee share-save scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 10,133 options in fiscal 2010 and 164,199 options in fiscal 2009. The weighted-average grant date fair value of options granted in fiscal 2010 was $18.64 per share.

The fair value of the awards under the employee share-save scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect the time of grant.

	2010	2009
Volatility	51.61%	50.08%
Risk-free interest rate	1.34%	0.58%
Expected life (years)	3	3
Dividends	0	0

Equity Incentive Plan

The Company also provides a nonqualified stock option plan (equity incentive plan) for officers and key employees. On March 3, 2010, the Company’s shareholders authorized the issuance of an additional 500,000 shares of the Company’s common stock under the equity incentive plan. At the end of fiscal 2010, the Company had 3,074,065 shares reserved for issuance to officers and key employees, of which 1,214,815 shares were available to be granted in the future.

The Board of Directors authorized the Compensation Committee to administer awards granted under the equity incentive plan, including option grants, and to establish the terms of such awards. Awards under the equity incentive plan may be granted to eligible employees of the Company over the 10-year period ending March 3, 2014. Options granted become exercisable ratably over a period of four years following the date of grant and expire on the tenth anniversary of the grant. Option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The weighted-average grant date fair value of the options granted in fiscal 2010 and 2009 was $21.45 per share and $15.75 per share, respectively.

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

	2010	2009	2008

Volatility	43.0 – 43.2%	36.8 – 43.1%	33.0 – 42.9%
Risk-free interest rate	2.42 – 4.00%	1.43 – 3.12%	3.24 – 4.53%
Expected life (years)	4.5 – 9.5	4.5 – 9.5	2.0 – 9.5
Dividends	0	0	0

The following table summarizes the changes in outstanding options granted under the Company’s stock option plans:

	2010		2009		2008
	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price
Outstanding, beginning of year	1,972,275	$35.58	1,670,425	$36.76	1,506,400	$30.89
Granted	359,800	41.83	429,400	31.69	376,300	52.53
Exercised	(455,700)	24.96	(25,100)	13.61	(184,125)	20.12
Cancelled	(17,125)	43.35	(102,450)	43.79	(28,150)	42.50

Outstanding, end of year	1,859,250	$39.32	1,972,275	$35.58	1,670,425	$36.76

Exercisable, end of year	967,925	$38.76	1,127,425	$32.80	855,125	$28.54

The aggregate intrinsic value of the option shares outstanding and exercisable at October 29, 2010, was $39.3 million and $21.0 million, respectively.

The number of option shares vested or that are expected to vest at October 29, 2010, was 1.7 million and the aggregate intrinsic value was $37.0 million. The weighted average exercise price and weighted average remaining contractual term of option shares vested or that are expected to vest at October 29, 2010, was $39.25 and 6.6 years, respectively. The weighted-average remaining contractual term of option shares currently exercisable is 5.2 years as of October 29, 2010.

The table below presents stock activity related to stock options exercised in fiscal 2010 and 2009:

In Thousands	2010	2009

Proceeds from stock options exercised	$11,399	$364
Tax benefits related to stock options exercised	$3,488	$119
Intrinsic value of stock options exercised	$12,376	$536

Total unrecognized compensation expense for options that have not vested as of October 29, 2010, is $6.0 million, which will be recognized over a weighted average period of 1.8 years. The total fair value of option shares vested during the year ended October 29, 2010, was $6.0 million.

The following table summarizes information for stock options outstanding at October 29, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (years)	Weighted Average Price	Shares	Weighted Average Price

$ 15.82 – 38.00	586,550	6.58	$30.19	283,325	$28.75
38.01 – 40.00	525,675	5.06	38.93	456,150	38.93
40.01 – 42.40	343,900	9.01	41.21	6,500	41.07
42.41 – 50.00	79,500	6.92	46.53	54,375	46.30
50.01 – 53.00	323,625	6.80	52.73	167,575	52.70

NOTE 14: Capital Stock

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value). At the end of fiscal 2010, there were no shares of preferred stock or serial preferred stock outstanding.

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

NOTE 15: Acquisitions

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

The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price includes the value of future development of existing technologies and the addition of new customers. These factors resulted in the recording of goodwill of $40.8 million. The amount allocated to goodwill is deductible for income tax purposes.

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

NOTE 16: Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income:

In Thousands	2010	2009

Unrealized gain on derivative contracts	$13,954	$16,406
Tax effect	(3,998)	(5,043)

	9,956	11,363

Pension and post-retirement obligations	(99,727)	(85,368)
Tax effect	34,242	30,501

	(65,485)	(54,867)

Currency translation adjustment	58,764	53,160

Accumulated other comprehensive income	$3,235	$9,656

NOTE 17: Business Segment Information

The Company’s businesses are organized and managed in three reporting segments: Avionics & Controls, Sensors & Systems and Advanced Materials. Operating segments within each reporting segment are aggregated. Operations within the Avionics & Controls segment focus on integrated cockpit systems, technology interface systems for commercial and military aircraft, and similar devices for land- and sea-based military vehicles, secure communications systems, military audio and data products, specialized medical equipment and other industrial applications. Sensors & Systems includes operations that produce high-precision temperature and pressure sensors, electrical power switching and other related systems principally for aerospace and defense customers. The Advanced Materials segment focuses on thermally engineered components for critical aerospace applications, high-performance elastomer products used in a wide range of commercial aerospace and military applications, and combustible ordnance and warfare countermeasure devices. All segments include sales to domestic, international, defense and commercial customers.

Geographic sales information is based on product origin. The Company evaluates these segments based on segment profits prior to net interest, other income/expense, corporate expenses and federal/foreign income taxes.

Details of the Company’s operations by business segment for the last three fiscal years were as follows:

In Thousands	2010	2009	2008

Sales
Avionics & Controls	$790,016	$672,828	$611,467
Sensors & Systems	298,559	321,753	363,204
Advanced Materials	438,026	412,878	487,525

	$1,526,601	$1,407,459	$1,462,196

Income From Continuing Operations
Avionics & Controls	$125,888	$99,313	$77,892
Sensors & Systems	33,894	31,739	39,914
Advanced Materials	68,785	53,602	78,633

Segment Earnings	228,567	184,654	196,439

Corporate expense	(40,399)	(31,295)	(35,725)
Other income (expense)	8	(7,970)	(86)
Gain on derivative financial instruments	0	0	1,850
Loss on extinguishment of debt	(1,206)	0	0
Interest income	960	1,634	4,373
Interest expense	(33,181)	(28,689)	(29,922)

	$154,749	$118,334	$136,929

Identifiable Assets
Avionics & Controls	$1,253,605	$1,168,102	$782,633
Sensors & Systems	432,099	447,325	488,829
Advanced Materials	607,040	573,284	501,494
Corporate[1]	294,994	125,536	149,146

	$2,587,738	$2,314,247	$1,922,102

Capital Expenditures [2]
Avionics & Controls [2]	$11,892	$30,698	$10,287
Sensors & Systems	8,021	8,207	11,636
Advanced Materials	25,309	19,512	15,363
Discontinued Operations	123	490	1,880
Corporate	195	277	1,499

	$45,540	$59,184	$40,665

In Thousands	2010	2009	2008

Depreciation and Amortization
Avionics & Controls	$32,841	$28,521	$21,903
Sensors & Systems	13,264	15,154	16,481
Advanced Materials	22,914	24,830	23,852
Discontinued Operations	583	638	1,969
Corporate	2,515	2,368	2,094

	$72,117	$71,511	$66,299

[1]   Primarily cash and deferred tax assets (see Note 10).

[2]   Excludes capital expenditures accounted for as a capitalized lease obligation of $8,139, $28,202 and $7,981 in fiscal 2010, 2009, and 2008, respectively.

The Company’s operations by geographic area for the last three fiscal years were as follows:

In Thousands	2010	2009	2008

Sales
Domestic
Unaffiliated customers – U.S.	$666,645	$618,614	$662,917
Unaffiliated customers – export	147,008	155,617	168,297
Intercompany	25,491	17,185	12,608

	839,144	791,416	843,822

Canada
Unaffiliated customers	287,365	218,177	201,604
Intercompany	4,490	4,089	4,531

	291,855	222,266	206,135

France
Unaffiliated customers	98,641	155,494	178,511
Intercompany	12,104	20,098	27,067

	110,745	175,592	205,578

United Kingdom
Unaffiliated customers	255,313	230,164	227,812
Intercompany	12,232	12,648	13,003

	267,545	242,812	240,815

All Other Foreign
Unaffiliated customers	71,629	29,393	23,055
Intercompany	14,533	2,626	5,035

	86,162	32,019	28,090

Eliminations	(68,850)	(56,646)	(62,244)

	$1,526,601	$1,407,459	$1,462,196

In Thousands	2010	2009	2008

Segment Earnings[1]
Domestic	$132,966	$118,349	$144,340
Canada	35,583	18,279	1,273
France	16,096	15,268	23,170
United Kingdom	39,250	28,435	23,052
All other foreign	4,672	4,323	4,604

	$228,567	$184,654	$196,439

Identifiable Assets[2]
Domestic	$756,043	$760,480	$661,946
Canada	638,199	565,434	478,648
France	214,669	211,152	186,482
United Kingdom	614,523	586,795	388,789
All other foreign	69,310	64,850	57,091

	$2,292,744	$2,188,711	$1,772,956

[1]	Before corporate expense, shown on page 67.
[2]	Excludes corporate, shown on page 67.

The Company’s principal foreign operations consist of manufacturing facilities located in Canada, France, Germany and the United Kingdom, and include sales and service operations located in Singapore and China. Intercompany sales are at prices comparable with sales to unaffiliated customers. U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 25.2% and 5.9%, respectively, in fiscal 2010 and 10.0% of consolidated sales. In fiscal 2009, U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 23.3% and 5.5%, respectively, and 10.0% of consolidated sales. In fiscal 2008, U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 23.6% and 4.9%, respectively, and 10.0% of consolidated sales.

Product lines contributing sales of 10% or more of total sales in any of the last three fiscal years were as follows:

	2010	2009	2008

Elastomeric products	8%	9%	11%
Sensors	8%	10%	11%
Aerospace switches and indicators	8%	9%	11%
Avionics	17%	14%	11%

NOTE 18: Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly financial information:

In Thousands, Except Per Share Amounts

Fiscal Year 2010	Fourth	Third		Second	First

Net sales	$430,450	$378,349		$382,492	$335,310
Gross margin	157,949	128,955		126,636	102,671

Income from continuing operations	$49,291 [1,2]	$39,253	[2]	$29,110	$12,385
Income from discontinued operations	$10,398	$605		$538	$340

Net earnings	$59,689	$39,858		$29,648	$12,725

Earnings per share – basic
Continuing operations	$1.63	$1.31		$.97	$.42
Discontinued operations	$.35	$.02		$.02	$.01

Earnings per share – basic	$1.98	$1.33		$.99	$.43

Earnings per share – diluted
Continuing operations	$1.60	$1.28		$.96	$.41
Discontinued operations	$.34	$.02		$.02	$.01

Earnings per share – diluted [10]	$1.94	$1.30		$.98	$.42

Fiscal Year 2009	Fourth	Third		Second	First

Net sales	$390,148	$357,489		$354,505	$305,317
Gross margin	127,725	115,508		110,060	100,005

Income from continuing operations	$37,381 [3,4]	$32,376	[5,6]	$24,719	$11,092	[7,8,9]
Income from discontinued operations	$(2,880)[3]	$265		$994	$15,851

Net earnings	$34,501	$32,641		$25,713	$26,943

Earnings per share – basic
Continuing operations	$1.26	$1.09		$.83	$.37
Discontinued operations	$(.10)	$.01		$.04	$.54

Earnings per share – basic	$1.16	$1.10		$.87	$.91

Earnings per share – diluted
Continuing operations	$1.24	$1.08		$.83	$.37
Discontinued operations	$(.09)	$.01		$.03	$.53

Earnings per share – diluted [10]	$1.15	$1.09		$.86	$.90

[1]	Included $2.5 million reduction of valuation allowances related to net operating losses and foreign tax credits that were generated in prior years.

[2]

Included $7.6 million benefit as a result of the release of tax reserves for uncertain tax positions associated with losses on the disposition of assets. Of the $7.6 million, $6.4 million was included in third quarter 2010 and $1.2 million was included in fourth quarter 2010, respectively. This release resulted from the expiration of a statute of limitations.

[3]

Included a reclassification of $3.4 million of tax benefits from discontinued operations to continued operations offset by a $1.0 million tax expense to establish a valuation allowance for U.S. foreign tax credits that are not expected to result in a current or future reduction of U. S. income taxes.

[4]	Included a $2.2 million, after tax, impairment of a subsidiary trade name.

[5]	Included the reversal of the $1.6 million tax accrual recorded in the first quarter of fiscal 2009 due to the application of foreign tax laws.

[6]	Included a $1.5 million tax benefit associated with the reconciliation of the prior year’s U.S. income tax return to the U.S. income tax provision.

[7]

Due to the holding of pounds sterling to fund the acquisition of Racal Acoustics during a period of foreign exchange volatility, the Company incurred a $1.7 million, after tax, foreign currency translation loss in January 2009, which was recorded in other expense.

[8]	Included a $2.0 million tax benefit for the reduction of previously recorded withholding tax liabilities as a result of the enactment of a U.S.-Canadian tax treaty.

[9]	Included a $1.6 million tax accrual for a potential penalty due to the application of certain foreign tax laws.

[10]

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

NOTE 19: Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for fiscal 2010, 2009, and 2008 for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the current subsidiary guarantors (Guarantor Subsidiaries) of the secured credit facility, Senior Notes due 2017, and Senior Notes due 2020, and (c) on a combined basis, the subsidiaries that are not guarantors of the secured credit facility, Senior Notes due 2017, and Senior Notes due 2020 (Non-Guarantor Subsidiaries). The Guarantor Subsidiaries previously guaranteed the Senior Subordinated Notes due 2013 that were repurchased or otherwise redeemed in August 2010. The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the secured credit facility, the Senior Notes due 2017, the Senior Notes due 2020, and the Senior Subordinated Notes (until such Senior Subordinated Notes were repurchased or otherwise redeemed in August 2010).

Condensed Consolidating Balance Sheet as of October 29, 2010

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$205,050	$2,317	$214,753	$0	$422,120
Accounts receivable, net	274	131,531	177,437	0	309,242
Inventories	0	118,567	143,806	0	262,373
Income tax refundable	12,548	0	5,258	0	17,806
Deferred income tax benefits	23,507	(1,627)	15,659	0	37,539
Prepaid expenses	49	5,729	10,486	0	16,264
Other current assets	0	1	11,240	0	11,241

Total Current Assets	241,428	256,518	578,639	0	1,076,585

Property, Plant &
Equipment, Net	1,249	162,407	110,114	0	273,770
Goodwill	0	246,176	493,554	0	739,730
Intangibles, Net	0	89,812	299,205	0	389,017
Debt Issuance Costs, Net	7,774	0	0	0	7,774
Deferred Income Tax
Benefits	44,407	3,537	39,678	0	87,622
Other Assets	(69)	2,004	11,305	0	13,240
Amounts Due From (To)
Subsidiaries	41,529	271,345	0	(312,874)	0
Investment in Subsidiaries	1,710,032	149,607	227,869	(2,087,508)	0

Total Assets	$2,046,350	$1,181,406	$1,760,364	$(2,400,382)	$2,587,738

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$944	$28,345	$52,986	$0	$82,275
Accrued liabilities	18,662	73,870	122,562	0	215,094
Credit facilities	0	0	1,980	0	1,980
Current maturities of long-term debt	10,938	80	1,628	0	12,646
Deferred income tax liabilities	197	278	6,680	0	7,155
Federal and foreign income taxes	(727)	(20,522)	26,476	0	5,227

Total Current Liabilities	30,014	82,051	212,312	0	324,377

Long-Term Debt, Net	534,375	44,525	20,072	0	598,972
Deferred Income Tax
Liabilities	40,300	123	86,658	0	127,081
Pension and Post-Retirement
Obligations	16,629	42,279	46,425	0	105,333
Other Liabilities	9,533	251	6,692	0	16,476
Amounts Due To (From)
Subsidiaries	0	0	310,115	(310,115)	0
Shareholders’ Equity	1,415,499	1,012,177	1,078,090	(2,090,267)	1,415,499

Total Liabilities and Shareholders’ Equity	$2,046,350	$1,181,406	$1,760,364	$(2,400,382)	$2,587,738

Condensed Consolidating Statement of Operations for the fiscal year ended October 29, 2010

			Non-
		Guarantor	Guarantor
In Thousands	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net Sales	$0	$788,677	$738,811	$(887)	$1,526,601
Cost of Sales	0	520,739	490,538	(887)	1,010,390

	0	267,938	248,273	0	516,211
Expenses
Selling, general and administrative	0	121,115	137,175	0	258,290
Research, development and engineering	0	29,385	40,368	0	69,753
Other (income) expense	0	(12)	4	0	(8)

Total Expenses	0	150,488	177,547	0	328,035

Operating Earnings from
Continuing Operations	0	117,450	70,726	0	188,176
Interest income	(15,838)	(2,516)	(38,172)	55,566	(960)
Interest expense	28,948	20,023	39,776	(55,566)	33,181
Loss on extinguishment of debt	1,206	0	0	0	1,206

Income (Loss) from Continuing
Operations Before Taxes	(14,316)	99,943	69,122	0	154,749
Income Tax Expense (Benefit)	(3,286)	22,752	5,038	0	24,504

Income (Loss) From Continuing
Operations Including
Noncontrolling Interests	(11,030)	77,191	64,084	0	130,245
Income Attributable to
Noncontrolling Interests	0	0	(206)	0	(206)

Income (Loss) From Continuing
Operations Attributable to
Esterline, Net of Tax	(11,030)	77,191	63,878	0	130,039

Income From Discontinued
Operations Attributable to
Esterline, Net of Tax	9,545	2,336	0	0	11,881
Equity in Net Income of
Consolidated Subsidiaries	143,405	36,860	3,395	(183,660)	0

Net Earnings (Loss) Attributable to Esterline	$141,920	$116,387	$67,273	$(183,660)	$141,920

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 29, 2010

			Non-
		Guarantor	Guarantor
In Thousands	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$141,920	$116,387	$67,479	$(183,660)	$142,126
Depreciation & amortization	0	32,390	39,727	0	72,117
Deferred income tax	994	27	(11,018)	0	(9,997)
Share-based compensation	0	3,306	3,828	0	7,134
Gain on sale of discontinued operations	(14,625)	0	0	0	(14,625)
Working capital changes, net of effect of acquisitions
Accounts receivable	(274)	(13,793)	(25,097)	0	(39,164)
Inventories	0	1,483	9,251	0	10,734
Prepaid expenses	(49)	(854)	2,017	0	1,114
Other current assets	0	(1)	2,286	0	2,285
Accounts payable	366	6,043	(5,553)	0	856
Accrued liabilities	5,637	12,968	2,698	0	21,303
Federal & foreign income taxes	(777)	(19,136)	13,306	0	(6,607)
Other liabilities	6,138	(6,550)	(7,159)	0	(7,571)
Other, net	(8,173)	10,872	(2,603)	0	96

	131,157	143,142	89,162	(183,660)	179,801

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(182)	(18,920)	(26,438)	0	(45,540)
Proceeds from sale of discontinued operations, net of cash	24,994	0	0	0	24,994
Proceeds from sale of capital assets	0	488	107	0	595
Acquisitions of businesses, net of cash acquired	0	(360)	(408)	0	(768)

	24,812	(18,792)	(26,739)	0	(20,719)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 29, 2010

			Non-
		Guarantor	Guarantor
In Thousands	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	13,654	0	0	0	13,654
Excess tax benefits from stock option exercises	3,488	0	0	0	3,488
Net change in credit facilities	0	0	(4,015)	0	(4,015)
Repayment of long-term debt	(182,029)	(385)	(668)	0	(183,082)
Proceeds from issuance of long-term debt	250,000	0	0	0	250,000
Proceeds from government assistance	0	0	9,168	0	9,168
Debt and other issuance costs	(4,719)	0	0	0	(4,719)
Dividends paid to minority interest	0	0	(234)	0	(234)
Net change in intercompany financing	(79,220)	(126,284)	21,844	183,660	0

	1,174	(126,669)	26,095	183,660	84,260

Effect of Foreign Exchange Rates
on Cash and Cash Equivalents	0	15	1,969	0	1,984

Net Increase (Decrease) in
Cash and Cash Equivalents	157,143	(2,304)	90,487	0	245,326
Cash and Cash Equivalents
– Beginning of Year	47,907	4,621	124,266	0	176,794

Cash and Cash Equivalents
– End of Year	$205,050	$2,317	$214,753	$0	$422,120

Condensed Consolidating Balance Sheet as of October 30, 2009

			Non-
		Guarantor	Guarantor
In Thousands	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$47,907	$4,621	$124,266	$0	$176,794
Accounts receivable, net	0	119,700	151,276	0	270,976
Inventories	0	121,846	153,436	0	275,282
Income tax refundable	0	0	7,638	0	7,638
Deferred income tax benefits	21,417	(2,172)	12,189	0	31,434
Prepaid expenses	0	4,949	12,476	0	17,425
Other current assets	0	0	17,048	0	17,048

Total Current Assets	69,324	248,944	478,329	0	796,597

Property, Plant &
Equipment, Net	1,527	160,099	101,625	0	263,251
Goodwill	0	249,134	487,674	0	736,808
Intangibles, Net	0	100,185	321,897	0	422,082
Debt Issuance Costs, Net	7,136	0	0	0	7,136
Deferred Income Tax
Benefits	43,514	3,623	31,977	0	79,114
Other Assets	(72)	1,650	7,681	0	9,259
Amounts Due From (To)
Subsidiaries	0	159,482	0	(159,482)	0
Investment in Subsidiaries	1,751,705	245,060	248,675	(2,245,440)	0

Total Assets	$1,873,134	$1,168,177	$1,677,858	$(2,404,922)	$2,314,247

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$578	$22,944	$58,782	$0	$82,304
Accrued liabilities	13,446	61,748	116,473	0	191,667
Credit facilities	0	0	5,896	0	5,896
Current maturities of long-term debt	4,688	351	370	0	5,409
Deferred income tax liabilities	1,455	227	5,612	0	7,294
Federal and foreign income taxes	(12,498)	(1,386)	15,553	0	1,669

Total Current Liabilities	7,669	83,884	202,686	0	294,239

Long-Term Debt, Net	472,385	36,259	11,514	0	520,158
Deferred Income Tax
Liabilities	34,263	(312)	96,505	0	130,456
Pension and Post-Retirement
Obligations	11,892	51,825	29,898	0	93,615
Other Liabilities	9,020	0	11,007	0	20,027
Amounts Due To (From)
Subsidiaries	84,884	0	136,864	(221,748)	0
Shareholders’ Equity	1,253,021	996,521	1,189,384	(2,183,174)	1,255,752

Total Liabilities and
Shareholders’ Equity	$1,873,134	$1,168,177	$1,677,858	$(2,404,922)	$2,314,247

Condensed Consolidating Statement of Operations for the fiscal year ended October 30, 2009

			Non-
		Guarantor	Guarantor
In Thousands	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net Sales	$0	$761,270	$647,624	$(1,435)	$1,407,459
Cost of Sales	0	512,090	443,506	(1,435)	954,161

	0	249,180	204,118	0	453,298
Expenses
Selling, general and administrative	0	117,783	117,700	0	235,483
Research, development and engineering	0	27,771	36,685	0	64,456
Other expense (income)	4,202	10,652	(6,884)	0	7,970

Total Expenses	4,202	156,206	147,501	0	307,909

Operating Earnings from
Continuing Operations	(4,202)	92,974	56,617	0	145,389
Interest income	(23,125)	(3,717)	(35,894)	61,102	(1,634)
Interest expense	26,983	23,925	38,883	(61,102)	28,689

Income (Loss) from Continuing
Operations Before Taxes	(8,060)	72,766	53,628	0	118,334
Income Tax
Expense (Benefit)	(1,231)	1,331	12,449	0	12,549

Income (Loss) From Continuing
Operations Including
Noncontrolling Interests	(6,829)	71,435	41,179	0	105,785
Income Attributable to
Noncontrolling Interests	0	0	(217)	0	(217)

Income (Loss) From Continuing
Operations Attributable to Esterline, Net of Tax	(6,829)	71,435	40,962	0	105,568

Income From Discontinued
Operations Attributable to
Esterline, Net of Tax	0	14,230	0	0	14,230
Equity in Net Income of
Consolidated Subsidiaries	126,627	22,717	5,733	(155,077)	0

Net Earnings (Loss)
Attributable to Esterline	$119,798	$108,382	$46,695	$(155,077)	$119,798

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 30, 2009

			Non-
		Guarantor	Guarantor
In Thousands	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$119,798	$108,382	$46,912	$(155,077)	$120,015
Depreciation & amortization	0	30,667	40,844	0	71,511
Deferred income tax	(7,128)	(1,536)	(2,804)	0	(11,468)
Share-based compensation	0	3,728	3,621	0	7,349
Gain on sale of discontinued operations	0	(26,481)	0	0	(26,481)
Working capital changes, net of effect of acquisitions
Accounts receivable	205	10,487	43,854	0	54,546
Inventories	0	10,273	(4,219)	0	6,054
Prepaid expenses	26	(273)	(3,643)	0	(3,890)
Other current assets	0	0	(15,428)	0	(15,428)
Accounts payable	68	(7,854)	(11,001)	0	(18,787)
Accrued liabilities	(2,642)	(7,726)	(1,565)	0	(11,933)
Federal & foreign income taxes	(8,969)	9,448	258	0	737
Other liabilities	2,928	(12,038)	1,447	0	(7,663)
Other, net	1	2,102	(9,996)	0	(7,893)

	104,287	119,179	88,280	(155,077)	156,669

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(213)	(36,459)	(22,512)	0	(59,184)
Proceeds from sale of discontinued operations, net of cash	0	62,944	0	0	62,944
Proceeds from sale of capital assets	0	705	384	0	1,089
Acquisitions of businesses, net of cash acquired	0	(89,812)	(165,394)	0	(255,206)

	(213)	(62,622)	(187,522)	0	(250,357)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 30, 2009

			Non-
		Guarantor	Guarantor
In Thousands	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	3,137	0	0	0	3,137
Excess tax benefits from stock option exercises	119	0	0	0	119
Net change in credit facilities	0	0	99	0	99
Repayment of long-term debt	(33,019)	(740)	(685)	0	(34,444)
Proceeds from issuance of long-term debt	125,000	0	0	0	125,000
Proceeds from government assistance	0	0	11,145	0	11,145
Debt and other issuance costs	(1,258)	0	0	0	(1,258)
Dividends paid to noncontrolling interests	0	0	(283)	0	(283)
Net change in intercompany financing	(231,030)	(72,854)	148,807	155,077	0

	(137,051)	(73,594)	159,083	155,077	103,515

Effect of Foreign Exchange Rates
on Cash and Cash Equivalents	0	(255)	6,577	0	6,322

Net Increase (Decrease) in
Cash and Cash Equivalents	(32,977)	(17,292)	66,418	0	16,149
Cash and Cash Equivalents
– Beginning of Year	80,884	21,913	57,848	0	160,645

Cash and Cash Equivalents
– End of Year	$47,907	$4,621	$124,266	$0	$176,794

Condensed Consolidating Statement of Operations for the fiscal year ended October 31, 2008

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$830,652	$654,666	$(23,122)	$1,462,196
Cost of Sales	0	557,458	447,598	(23,122)	981,934

	0	273,194	207,068	0	480,262

Expenses
Selling, general and administrative	0	114,656	119,795	0	234,451
Research, development and engineering	0	25,226	59,871	0	85,097
Other expense (income)	90	0	(4)	0	86

Total Expenses	90	139,882	179,662	0	319,634

Operating Earnings from
Continuing Operations	(90)	133,312	27,406	0	160,628
Interest income	(22,118)	(3,802)	(39,699)	61,246	(4,373)
Interest expense	28,818	21,921	40,429	(61,246)	29,922
Gain on derivative financial instrument	(1,850)	0	0	0	(1,850)

Income (Loss) from Continuing Operations Before Taxes	(4,940)	115,193	26,676	0	136,929
Income Tax Expense (Benefit)	(1,159)	27,346	(899)	0	25,288

Income (Loss) From Continuing Operations Before Noncontrolling Interests	(3,781)	87,847	27,575	0	111,641
Income Attributable to Noncontrolling Interests	0	0	(383)	0	(383)

Income (Loss) From Continuing Operations Attributable to Esterline, Net of Tax	(3,781)	87,847	27,192	0	111,258

Income From Discontinued Operations Attributable to Esterline, Net of Tax	0	2,251	7,024	0	9,275
Equity in Net Income of Consolidated Subsidiaries	124,314	21,554	779	(146,647)	0

Net Earnings (Loss) Attributable to Esterline	$120,533	$111,652	$34,995	$(146,647)	$120,533

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2008

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$120,533	$111,652	$35,378	$(146,647)	$120,916
Depreciation & amortization	0	27,686	38,613	0	66,299
Deferred income tax	(16,555)	235	(6,601)	0	(22,921)
Share-based compensation	0	4,873	3,838	0	8,711
Working capital changes, net of effect of acquisitions
Accounts receivable	(22)	(10,188)	(44,392)	0	(54,602)
Inventories	0	(7,979)	(20,445)	0	(28,424)
Prepaid expenses	0	(49)	(1,575)	0	(1,624)
Other current assets	0	0	(1,058)	0	(1,058)
Accounts payable	(1,288)	2,399	11,673	0	12,784
Accrued liabilities	(3,798)	8,038	14,484	0	18,724
Federal & foreign income taxes	1,514	(8,346)	3,485	0	(3,347)
Other liabilities	2,899	(1,357)	(1,693)	0	(151)
Other, net	3,164	185	237	0	3,586

	106,447	127,149	31,944	(146,647)	118,893

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(388)	(19,439)	(20,838)	0	(40,665)
Proceeds from sale of capital assets	0	470	631	0	1,101
Acquisitions of businesses, net of cash acquired	0	(1,618)	11,043	0	9,425

	(388)	(20,587)	(9,164)	0	(30,139)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	7,516	0	0	0	7,516
Excess tax benefits from stock option exercises	1,983	0	0	0	1,983
Net change in credit facilities	0	0	(2,191)	0	(2,191)
Repayment of long-term debt	(68,020)	(1,152)	(860)	0	(70,032)
Dividends paid to noncontrolling interests	0	0	(554)	0	(554)
Net change in intercompany financing	(55,927)	(85,039)	(5,681)	146,647	0

	(114,448)	(86,191)	(9,286)	146,647	(63,278)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(2)	40	(11,938)	0	(11,900)

Net Increase (Decrease) in Cash and Cash Equivalents	(8,391)	20,411	1,556	0	13,576
Cash and Cash Equivalents
– Beginning of Year	89,275	1,502	56,292	0	147,069

Cash and Cash Equivalents
– End of Year	$80,884	$21,913	$57,848	$0	$160,645

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Esterline Technologies Corporation

We have audited the accompanying consolidated balance sheets of Esterline Technologies Corporation as of October 29, 2010 and October 30, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended October 29, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Esterline Technologies Corporation at October 29, 2010 and October 30, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 29, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 to the financial statements, in 2008 the Company changed its method of accounting for uncertainties in income taxes upon the adoption of Financial Accounting Standards Board ASC Topic 740. Also, as discussed in Note 10 to the financial statements, in 2010 the Company changed its method of accounting for business combination transactions upon the adoption of Financial Accounting Standards Board ASC Topic 805.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Esterline Technologies Corporation’s internal control over financial reporting as of October 29, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2010 expressed an unqualified opinion thereon.

Ernst & Young LLP

Seattle, Washington

December 21, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Esterline Technologies Corporation

We have audited Esterline Technologies Corporation’s internal control over financial reporting as of October 29, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Esterline Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Esterline Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of October 29, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Esterline Technologies Corporation as of October 29, 2010 and October 30, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended October 29, 2010 of Esterline Technologies Corporation and our report dated December 21, 2010 expressed an unqualified opinion thereon.

Ernst & Young LLP

Seattle, Washington

December 21, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 29, 2010. Based upon that evaluation, they concluded as of October 29, 2010, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of October 29, 2010, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of Esterline’s internal control over financial reporting as of October 29, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of October 29, 2010.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report appears on page 83.

/s/ R. Bradley Lawrence
R. Bradley Lawrence
Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer)

/s/ Gary J. Posner
Gary J. Posner
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Changes in Internal Control Over Financial Reporting

During the three months ended October 29, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

We hereby incorporate by reference the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Other Information as to Directors – Board and Board Committees,” and “Other Information as to Directors – Director Nominations and Qualifications” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 2, 2011.

Information regarding our executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrant.”

Item 11. Executive Compensation

We hereby incorporate by reference the information set forth under “Other Information as to Directors – Director Compensation,” “Executive Compensation – Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 2, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 2, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information set forth under “Certain Relationships and Related Transactions” and “Other Information as to Directors – Board and Board Committees” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 2, 2011.

Item 14. Independent Registered Public Accounting Firm Fees and Services

We hereby incorporate by reference the information set forth under “Independent Registered Public Accounting Firm’s Fees” in the definitive form of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on March 2, 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Our Consolidated Financial Statements are as set forth under Item 8 of this report on Form 10-K.

(a)(2) Financial Statement Schedules.

The following consolidated financial statement schedule of the Company is included as follows:

ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Reserve for Doubtful Accounts Receivable	Balance at Beginning of Year	Charged to Costs & Expenses	Other [1]	Deductions	Balance at End of Year

Fiscal Years

2010	$5,297	$644	$0	$(1,076)[2]	$4,865

2009	$5,191	$738	$3	$(635)[2]	$5,297

2008	$5,378	$788	$0	$(975)[2]	$5,191

[1]	Acquisition-related addition.

[2]	Uncollectible accounts written off, net of recoveries.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits.

See Exhibit Index on pages 90-94.

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

Dated: December 21, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ R. Bradley Lawrence	Director, President and	December 21, 2010
(R. Bradley Lawrence)	Chief Executive Officer	Date
(Principal Executive Officer)

/s/ Robert D. George	Vice President,	December 21, 2010
(Robert D. George)	Chief Financial Officer,	Date
Secretary and Treasurer
(Principal Financial Officer)

/s/ Gary J. Posner	Corporate Controller and	December 21, 2010
(Gary J. Posner)	Chief Accounting Officer	Date
(Principal Accounting Officer)

/s/ Robert W. Cremin	Chairman	December 21, 2010
(Robert W. Cremin)		Date

/s/ Lewis E. Burns	Director	December 21, 2010
(Lewis E. Burns)		Date

/s/ John F. Clearman	Director	December 21, 2010
(John F. Clearman)		Date

/s/ Delores M. Etter	Director	December 21, 2010
(Delores M. Etter)		Date

/s/ Anthony P. Franceschini	Director	December 21, 2010
(Anthony P. Franceschini)		Date

/s/ Paul V. Haack	Director	December 21, 2010
(Paul V. Haack)		Date

/s/ Jerry D. Leitman	Director	December 21, 2010
(Jerry D. Leitman)		Date

/s/ James J. Morris	Director	December 21, 2010
(James J. Morris)		Date

/s/ LeRoy D. Nosbaum	Director	December 21, 2010
(LeRoy D. Nosbaum)		Date

/s/ Gary E. Pruitt	Director	December 21, 2010
(Gary E. Pruitt)		Date

Exhibit Number	Exhibit Index

3.1	Restated Certificate of Incorporation for Esterline Technologies Corporation, dated June 6, 2002. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2002 [Commission File Number 1-6357], with Form of Certificate of Designation, dated December 11, 2002.) (Incorporated by reference to Exhibit 4.1 to Esterline’s Registration of Securities on Form 8-A filed December 12, 2002 [Commission File Number 1-6357].)

3.2	Amended and Restated By-laws of the Company, effective December 10, 2009. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 16, 2009 [Commission File Number 1-6357].)

4.1	Rights Agreement dated as of December 11, 2002, between Esterline Technologies Corporation and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designation of Series B Serial Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, as amended, filed on December 12, 2002 [Commission File Number 1-6357].)

4.2	Indenture relating to Esterline Technologies Corporation’s 7.75% Senior Subordinated Notes due 2013, dated as of June 11, 2003. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003 [Commission File Number 1-6357].)

4.3	Form of Exchange Note for the 7.75% Senior Subordinated Notes due 2013. (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-4, as amended, filed on September 30, 2003 [Commission File Number 333-109325].)

4.4	Registration Rights Agreement among Esterline Technologies Corporation, its subsidiaries listed on Schedule 1 thereto, Wachovia Capital Markets, LLC, Banc of Americas Securities LLC, KeyBanc Capital Markets, a division of McDonald Investments and Wells Fargo Securities, LLC, dated March 1, 2007 (“2007 Registration Rights Agreement”). (Incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K filed on March 7, 2007 [Commission File Number 1-6357].)

4.5	Indenture relating to Esterline Technologies Corporation’s 6.625% Senior Notes due 2017, dated as of March 1, 2007. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 7, 2007 [Commission File Number 1-6357].)

4.6	Form of Exchange Note for the 6.625% Senior Notes due 2017. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed on June 29, 2007 [Commission File Number 333-144161].)

4.7	Supplemental Indenture, relating to Esterline Technologies Corporation’s 7.75% Senior Subordinated Notes due 2013, dated as of June 27, 2007. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 28, 2007 [Commission File Number 1-6357].)

4.8	Amendment dated as of July 31, 2007 to 2007 Registration Rights Agreement. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4/A filed on August 6, 2007 [Commission File Number 333-144161].)

4.9	Supplemental Indenture, relating to Esterline Technologies Corporation’s 6.625% Senior Notes due 2017, dated as of July 26, 2007. (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4/A filed on August 6, 2007 [Commission File Number 333-144161].)

4.10	Registration Rights Agreement among Esterline Technologies Corporation, its subsidiaries listed on the signature pages thereto, Banc of America Securities LLC, as representative of the initial purchasers party thereto, dated August 2, 2010. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 2, 2010 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

4.11	Indenture relating to Esterline Technologies Corporation’s 7% Senior Notes due 2020, dated as of August 2, 2010. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8- K filed on August 2, 2010 [Commission File Number 1-6357].)

4.12	Supplemental Indenture, relating to Esterline Technologies Corporation’s 7% Senior Notes due 2020, dated as of August 2, 2010. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 2, 2010 [Commission File Number 1-6357].)

4.13	Form of Exchange Note for the 7% Senior Notes due 2020. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed on October 19, 2010 [Commission File Number 333-170032].)

10.1	Credit Agreement, dated as of June 11, 2003, among Esterline Technologies Corporation, the financial institutions referred to therein and Wachovia Bank, National Association, as Administrative and Collateral Agent. (Incorporated by reference to Exhibit 10.2 to 10-Q for the quarter ended August 1, 2003 [Commission File Number 1-6357].), as amended on November 14, 2005, February 10, 2006, March 13, 2007, April 20, 2009 and April 30, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 14, 2005, Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2006, Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 19, 2007, Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 22, 2009, and Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010, respectively [Commission File Number 1-6357].)

10.2	Industrial Lease dated July 17, 1984, between 901 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 901 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.3	Fourth Amendment dated July 27, 1994, to Industrial Lease dated July 17, 1984 between Houg Family Partnership, as successor to 901 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.4a to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.4	Industrial Lease dated July 17, 1984, between 801 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 801 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.5	Fourth Amendment dated March 28, 1994, to Industrial Lease dated July 17, 1984, between Michael Maloney and the Bancroft & Maloney general partnership, as successor to 801 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.5a to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.6*	Summary of Non-Employee Director Compensation for Services on the Board of Directors of Esterline Technologies Corporation (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2010 [Commission File Number 1-6357].)

10.7*	Esterline Technologies Corporation Supplemental Retirement Income Plan. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.8*	Esterline Technologies Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2010 [Commission File Number 1-6357].)

10.9*	Executive Officer Termination Protection Agreement. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.10*	Offer Letter from Esterline Technologies Corporation to Frank Houston dated March 4, 2005. (Incorporated by reference to Exhibit 10.19e to the Company’s Current Report on Form 8-K dated March 29, 2005 [Commission File Number 1-6357].)

10.11*	Offer Letter from Esterline Technologies Corporation to Brad Lawrence dated December 11, 2006. (Incorporated by reference to Exhibit 10.19f to the Company’s Current Report on Form 8-K dated January 23, 2007 [Commission File Number 1-6357].)

10.12	Real Property Lease and Sublease, dated June 28, 1996, between 810 Dexter L.L.C. and Korry Electronics Co. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.13*	Esterline Technologies Corporation Amended and Restated 1997 Stock Option Plan. (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed March 14, 2003 [Commission File Number 333-103846].)

10.14	Property lease between Slibail Immobilier and Norbail Immobilier and Auxitrol S.A., dated April 29, 1997, relating to the manufacturing facility of Auxitrol at 5, allée Charles Pathé, 18941 Bourges Cedex 9, France, effective on the construction completed date (December 5, 1997). (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.15	Industrial and Build-to-Suit Purchase and Sale Agreement between The Newhall Land and Farming Company, Esterline Technologies Corporation and TA Mfg. Co., dated February 13, 1997 including Amendments, relating to premises located at 28065 West Franklin Parkway, Valencia, CA. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.16	Lease Agreement, dated as of February 27, 1998, between Glacier Partners and Advanced Input Devices, Inc., as amended by Lease Amendment #1, dated February 27, 1998. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2000 [Commission File Number 1-6357].)

10.17	Lease Amendment #2 between Glacier Partners and Advanced Input Devices, Inc., dated July 2, 2002, and Lease Amendment #3 between Glacier Partners and Advanced Input Devices, Inc., dated September 18, 2009. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 30, 2009 [Commission File Number 1-6357].).

10.18*	Esterline Technologies Corporation 2002 Employee Stock Purchase Plan, as amended on March 3, 2010. (Incorporated by reference to Annex B of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on January 22, 2010 [Commission File Number 1-6357].)

10.19	Lease Agreement, dated as of August 6, 2003, by and between the Prudential Insurance Company of America and Mason Electric Co., relating to premises located at Sylmar, California. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.20	Occupation Lease of Buildings known as Phases 3 and 4 on the Solartron Site at Victoria Road, Farnborough, Hampshire between J Sainsbury Developments Limited and Weston Aerospace Limited, dated July 21, 2000. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 [Commission File Number 1-6357].)

10.21*	Esterline Technologies Corporation 2004 Equity Incentive Plan, as amended on March 3, 2010. (Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on January 22, 2010 [Commission File Number 1-6357].)

10.22*	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.36a to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File Number 1-6357].)

10.23	Lease Agreement dated as of March 19, 1969, as amended, between Leach Corporation and Gin Gor Ju, Trustee of Ju Family Trust, relating to premises located in Orange County. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended October 29, 2004 [Commission File Number 1-6357].)

10.24	Lease Agreement, dated November 29, 2005 between Lordbay Investments Limited, Darchem Engineering Limited and Darchem Holdings Limited relating to premises located at Units 4 and 5 Eastbrook Road, London Borough of Gloucestershire Gloucester. (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2006 [Commission File Number 1-6357].)

10.25	Amendment No. 1 dated as of November 23, 2005 to Lease Agreement dated as of March 1, 1994 between Highland Industrial Park, Inc. and Armtec Countermeasures Company. (Incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2006 [Commission File Number 1-6357].)

10.26*	Esterline Technologies Corporation Fiscal Year 2010 Annual Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2010 [Commission File Number 1-6357].)

10.27*	Esterline Technologies Supplemental Executive Retirement and Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.28	Lease Agreement dated November 4, 2002, between American Ordnance LLC and FR Countermeasures, relating to premises located at 25A Ledbetter Gate Road, Milan, Tennessee. (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.29	Lease Agreement between Capstone PF LLC and Korry Electronics Co. dated as of March 26, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2008 [Commission File Number 1-6357].)

10.30	Exhibit C to Lease Agreement between Capstone PF LLC and Korry Electronics Co. dated as of March 26, 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.31	First Amendment to Building Lease and Sublease, dated June 25, 2008, between Capstone PF LLC and Korry Electronics Co. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.32	Second Amendment to Building Lease and Sublease, dated July 30, 2008, between Capstone PF LLC and Korry Electronics Co. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.33	Subordination, Nondisturbance and Attornment Agreement and Estoppel Certificate, dated July 30, 2008, between Keybank National Association and Korry Electronics Co. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.34	Lease Extension Agreement between Weir Redevelopment Company and Kirkhill TA dated October 30, 2009. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2010 [Commission File Number 1-6357].)

10.34	Agreement for the sale and purchase of the entire issued share capital of Muirhead Aerospace Limited between Esterline Technologies Limited, Esterline Technologies Corporation, EMA Holding UK Limited, and Ametek, Inc. dated November 3, 2008. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended October 30, 2009 [Commission File Number 1-6357].)

10.35	Stock Purchase Agreement between NMC Group, Inc. and Esterline Technologies Corporation dated November 17, 2008. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended October 30, 2009 [Commission File Number 1-6357].)

10.36	Share Sale and Purchase Agreement Relating to Racal Acoustics Global Limited dated December 21, 2008. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2009 [Commission File Number 1-6357].)

10.37	Stock Purchase Agreement by and between Measurement Specialties, Inc., Pressure Systems, Inc. and Esterline Technologies Corporation dated September 8, 2010, relating to the sale of all issued and outstanding shares of Pressure Systems, Inc.

11.1	Schedule setting forth computation of earnings per share for the five fiscal years ended October 29, 2010.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of R. Bradley Lawrence) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.