Form 10-Q
period 2011-01-28
ESTERLINE TECHNOLOGIES CORP
filed 2011-03-04
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2011

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

As of March 1, 2011, 30,475,516 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of January 28, 2011 and October 29, 2010

(In thousands, except share amounts)

	$000,000,000.00)	$000,000,000.00)
	January 28, 2011	October 29, 2010
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$351,481	$422,120
Cash in escrow	14,000	0
Accounts receivable, net of allowances
of $4,700 and $4,865	263,666	309,242
Inventories
Raw materials and purchased parts	118,312	109,595
Work in process	121,155	99,592
Finished goods	64,138	53,186

	303,605	262,373

Income tax refundable	22,084	17,806
Deferred income tax benefits	38,644	37,539
Prepaid expenses	16,464	16,264
Other current assets	10,617	11,241

Total Current Assets	1,020,561	1,076,585

Property, Plant and Equipment	558,241	546,004
Accumulated depreciation	277,892	272,234

	280,349	273,770

Other Non-Current Assets
Goodwill	806,338	739,730
Intangibles, net	447,644	389,017
Debt issuance costs, net of accumulated
amortization of $4,934 and $4,536	7,413	7,774
Deferred income tax benefits	88,866	87,622
Other assets	10,677	13,240

	$2,661,848	$2,587,738

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of January 28, 2011 and October 29, 2010

(In thousands, except share amounts)

	$000,000,000.00)	$000,000,000.00)
	January 28, 2011	October 29, 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$76,225	$82,275
Accrued liabilities	228,378	215,094
Credit facilities	0	1,980
Current maturities of long-term debt	14,259	12,646
Deferred income tax liabilities	6,843	7,155
Federal and foreign income taxes	4,513	5,227

Total Current Liabilities	330,218	324,377

Long-Term Liabilities
Long-term debt, net of current maturities	594,145	598,972
Deferred income tax liabilities	149,990	127,081
Pension and post-retirement obligations	107,047	105,333
Other liabilities	25,955	16,476

Shareholders’ Equity
Common stock, par value $.20 per share,
authorized 60,000,000 shares, issued and outstanding 30,458,741 and 30,279,509 shares	6,092	6,056
Additional paid-in capital	538,634	528,724
Retained earnings	904,772	874,781
Accumulated other comprehensive income	2,315	3,235

Total Esterline shareholders’ equity	1,451,813	1,412,796
Noncontrolling interests	2,680	2,703

Total Shareholders’ Equity	1,454,493	1,415,499

	$2,661,848	$2,587,738

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Month Periods Ended January 28, 2011 and January 29, 2010

(Unaudited)

(In thousands, except per share amounts)

	$000,000,000.00)	$000,000,000.00)
	Three Months Ended
	January 28, 2011	January 29, 2010

Net Sales	$370,799	$335,310
Cost of Sales	238,677	232,639

	132,122	102,671
Expenses
Selling, general & administrative	66,092	61,295
Research, development & engineering	19,619	16,749
Other expense	0	41

Total Expenses	85,711	78,085

Operating Earnings from Continuing Operations	46,411	24,586
Interest Income	(340)	(383)
Interest Expense	9,137	7,961

Income from Continuing Operations Before Income Taxes	37,614	17,008
Income Tax Expense	7,654	4,569

Income from Continuing Operations Including
Noncontrolling Interests	29,960	12,439
Loss (Income) Attributable to Noncontrolling Interests	23	(54)

Income from Continuing Operations Attributable to Esterline	29,983	12,385

Income from Discontinued Operations Attributable to
Esterline, Net of Tax	8	340

Net Earnings Attributable to Esterline	$29,991	$12,725

Earnings Per Share Attributable to Esterline – Basic:
Continuing operations	$.99	$.42
Discontinued operations	.00	.01

Earnings Per Share Attributable to Esterline – Basic	$.99	$.43

Earnings Per Share Attributable to Esterline – Diluted:
Continuing operations	$.97	$.41
Discontinued operations	.00	.01

Earnings Per Share Attributable to Esterline – Diluted	$.97	$.42

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Month Periods Ended January 28, 2011 and January 29, 2010

(Unaudited)

(In thousands)

	$000,000,000.00)	$000,000,000.00)
	Three Months Ended
	January 28, 2011	January 29, 2010

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$29,968	$12,779
Adjustments to reconcile net earnings including
noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	17,760	18,659
Deferred income taxes	1,465	(1,395)
Share-based compensation	2,070	1,472
Working capital changes, net of effect of acquisitions:
Accounts receivable	53,804	22,568
Inventories	(24,084)	(268)
Prepaid expenses	(209)	(2,093)
Other current assets	289	(239)
Accounts payable	(8,013)	(4,237)
Accrued liabilities	(15,119)	(20,304)
Federal and foreign income taxes	(7,139)	(456)
Other liabilities	1,247	2,191
Other, net	(2,394)	1,676

	49,645	30,353

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(14,633)	(14,120)
Proceeds from sale of capital assets	395	61
Escrow deposit	(14,000)	0
Acquisitions, net of cash acquired	(103,548)	(768)

	(131,786)	(14,827)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Month Periods Ended January 28, 2011 and January 29, 2010

(Unaudited)

(In thousands)

	$000,000,000.00)	$000,000,000.00)
	Three Months Ended
	January 28, 2011	January 29, 2010

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	6,923	1,167
Excess tax benefits from stock options exercised	953	199
Debt and other issuance costs	(36)	0
Net change in credit facilities	0	(4,442)
Repayment of long-term debt	(1,708)	(178)
Proceeds from government assistance	5,285	0

	11,417	(3,254)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	85	(2,016)

Net Increase (Decrease) in Cash and Cash Equivalents	(70,639)	10,256

Cash and Cash Equivalents – Beginning of Period	422,120	176,794

Cash and Cash Equivalents – End of Period	$351,481	$187,050

Supplemental Cash Flow Information
Cash paid for interest	$1,653	$7,118
Cash paid for taxes	10,907	6,812

Supplemental Non-cash Investing and Financing Activities
Capital asset and lease obligation additions	$0	$5,952

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Periods Ended January 28, 2011 and January 29, 2010

1.	The consolidated balance sheet as of January 28, 2011, the consolidated statement of operations for the three month periods ended January 28, 2011, and January 29, 2010, and the consolidated statement of cash flows for the three month periods ended January 28, 2011, and January 29, 2010, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2010, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 222,500 and 646,901 in the first fiscal quarter of 2011 and 2010, respectively. Shares used for calculating earnings per share are disclosed in the following table.

	$000,000,000.00)	$000,000,000.00)
(In thousands)	Three Months Ended
	January 28, 2011	January 29, 2010

Shares Used for Basic Earnings Per Share	30,349	29,789
Shares Used for Diluted Earnings Per Share	31,011	30,218

5.	The Company’s comprehensive income (loss) is as follows:

	$000,000,000.00)	$000,000,000.00)
(In thousands)	Three Months Ended
	January 28, 2011	January 29, 2010

Net Earnings	$29,991	$12,725
Change in Fair Value of Derivative Financial Instruments,
Net of Tax Benefit of $590 and $671	(1,490)	(1,827)
Change in Pension and Post-Retirement Obligations,
Net of Tax (Expense) Benefit of $(492) and $199	728	88
Foreign Currency Translation Adjustment	(158)	(19,272)

Comprehensive Income (Loss)	$29,071	$(8,286)

The Company’s accumulated other comprehensive income is comprised of the following:

	0000000000000	0000000000000
(In thousands)	January 28, 2011	October 29, 2010

Net unrealized gain on derivative contracts	$8,466	$9,956
Pension and post-retirement obligations	(64,757)	(65,485)
Currency translation adjustment	58,606	58,764

Total accumulated other comprehensive income	$2,315	$3,235

6.	On December 30, 2010, the Company acquired all of the outstanding capital stock of Eclipse Electronic Systems, Inc. (Eclipse) for approximately $120.0 million, plus the change in net assets from July 31, 2010, to the actual closing balance sheet. The $120.0 million purchase price includes cash of $14.0 million in contingent consideration which was deposited in an escrow account and will be paid to the seller if certain performance objectives are met over the three-year period. The estimated fair value of the contingent consideration is $13.4 million. Eclipse is a designer and manufacturer of embedded communications intercept receivers for signal intelligence applications. Eclipse is included in the Avionics & Controls segment.

The following summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The preliminary purchase price includes the value of future development of exiting technologies, the introduction of new technologies, and the addition of new customers. These factors resulted in recording goodwill of $65.4 million. The amount allocated to goodwill is not deductible for income tax purposes.

0000000000000
(In thousands)
As of December 30, 2010

Current assets	$30,703
Property, plant and equipment	2,154
Intangible assets subject to amortization
Technology (9 year weighted average useful life)	50,100
Tradename (3 year useful life)	1,400
Goodwill	65,420

Total assets acquired	149,777

Current liabilities assumed	33,977
Long-term liabilities assumed	8,350

Net assets acquired	$107,450

7.	On September 8, 2010, the Company sold Pressure Systems, Inc., which was included in the Sensors & Systems segment, for approximately $25.0 million, resulting in an after tax gain of $10.4 million. As a result, the consolidated income statement presents Pressure Systems, Inc. as discontinued operations. Income from discontinued operations was $8,000 in the first fiscal quarter of 2011.

The operating results of the discontinued operations for the first quarter of 2010 consisted of the following:

000000000000
(In thousands)	January 29, 2010

Sales	$4,050

Income from discontinued operations before income taxes	540
Income tax expense	200

Income from discontinued operations	$340

8.	The income tax rate was 20.3% compared with 26.9% for the first fiscal quarter of 2011 and 2010, respectively. In the first fiscal quarter of 2011, the Company recognized $1.4 million of discrete tax benefits due to the retroactive extension of the U.S. federal research and experimentation tax credit. In the first fiscal quarter of 2010 the Company recognized $0.3 million of discrete tax expenses mainly the result of a change in French tax laws. The income tax rate differed from the statutory rate in the first fiscal quarter of 2011 and 2010, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months $5.9 million of tax benefits associated with research and development tax credits, capital and operating losses that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.

9.	As of January 28, 2011, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the first fiscal quarter of 2011 and 2010 was $2.1 million and $1.5 million, respectively. During the first fiscal quarter of 2011 and 2010, the Company issued 179,232 and 46,482 shares, respectively, under its employee stock plans.

Employee Stock Purchase Plan

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at 95% of the market value on the purchase date and, therefore, compensation cost is not recorded under the ESPP.

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 218,500 options and 337,800 options in the three month periods ended January 28, 2011, and January 29, 2010, respectively. The weighted-average grant date fair value of options granted during the three month periods ended January 28, 2011, and January 29, 2010, was $31.10 per share and $21.15 per share, respectively.

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

	0000000000000	0000000000000
	Three Months Ended
	January 28, 2011	January 29, 2010

Risk-free interest rate	2.02 – 3.64%	2.42 – 4.0%
Volatility	40.8 – 42.8%	43.0 – 43.2%
Expected life (years)	4.5 – 9.5	4.5 – 9.5
Dividends	0	0

Employee Sharesave Scheme

Under the employee sharesave scheme for U.K. employees, participants are allowed the option to purchase shares at 95% of the market price of the stock as of the beginning of the offering period. The term of these options is three years. The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan. Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. No options were granted during the first fiscal quarter of 2011 and 2010.

10.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC. Components of periodic pension cost consisted of the following:

	0000000000000	0000000000000
(In thousands)	Three Months Ended
	January 28, 2011	January 29, 2010
Components of Net Periodic Pension Cost
Service cost	$2,281	$1,890
Interest cost	4,603	4,495
Expected return on plan assets	(5,024)	(4,373)
Amortization of prior service cost	5	5
Amortization of actuarial loss	1,996	1,826

Net Periodic Cost	$3,861	$3,843

The Company’s principal post-retirement plans include non-U.S. plans, which are non-contributory healthcare and life insurance plans. The components of expense of these other retirement benefits consisted of the following:

(In thousands)	Three Months Ended
	January 28, 2011	January 29, 2010
Components of Net Periodic Pension Cost
Service cost	$135	$78
Interest cost	170	174
Amortization of actuarial gain	(4)	(19)

Net Periodic Cost	$301	$233

11.	Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value. An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy of fair value measurements is described below:

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at January 28, 2011, and October 29, 2010:

	0000000000000	0000000000000
(In thousands)	Level 2
	January 28, 2011	October 29, 2010
Assets:
Derivative contracts designated as hedging instruments	$10,398	$11,552
Derivative contracts not designated as hedging instruments	$1,161	$1,256
Embedded derivatives	$21	$23

Liabilities:
Derivative contracts designated as hedging instruments	$8,322	$950
Derivative contracts not designated as hedging instruments	$481	$782
Embedded derivatives	$1,638	$1,815

(In thousands)	Level 3
	January 28, 2011	October 29, 2010
Liabilities:
Contingent purchase obligation	$13,350	$0

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

The Company’s contingent purchase obligation consists of up to $14.0 million of additional consideration in connection with the acquisition of Eclipse. The contingent consideration will be paid to the seller if certain performance objectives are met over the three-year period. The value recorded on the balance sheet was derived from the estimated probability that the performance objective will be met by the end of the three-year period. The contingent purchase obligation is categorized as Level 3 in the fair value hierarchy.

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company does not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of January 28, 2011. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of January 28, 2011, and October 29, 2010, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $237.1 million and $245.5 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In November 2010, the Company entered into an interest rate swap agreement for $100.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on the $100.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.865% and was 5.169% at January 28, 2011. The fair value of the Company’s interest rate swap was a $5.3 million liability at January 28, 2011, and was estimated by discounting expected cash flows using market interest rates. The Company records interest receivable and interest payable on interest rate swaps on a net basis. In December 2010, the Company entered into an interest rate swap agreement for $75.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on the $75.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.47% and was 4.774% at January 28, 2011. The fair value of the Company’s interest rate swap was a $2.4 million liability at January 28, 2011, and was estimated by discounting expected cash flows using market interest rates. The Company recognized a net interest receivable of $0.5 million at January 28, 2011.

Embedded Derivative Instruments

The Company’s embedded derivatives are the result of entering into sales or purchase contracts that are denominated in a currency other than the Company’s functional currency or the supplier’s or customer’s functional currency.

Net Investment Hedge

In February 2006, the Company entered into a term loan for £57.0 million. The Company designated the term loan a hedge of the investment in a certain U.K. business unit. The term loan was fully repaid in June 2009. A cumulative foreign currency loss of $4.8 million net of taxes resulting from the accounting of the term loan as a net investment hedge will remain in other comprehensive income in shareholders’ equity until the hedged investment is disposed of or sold.

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at January 28, 2011, and October 29, 2010, consisted of:

	0000000000000	0000000000000	0000000000000
(In thousands)		Fair Value
	Classification	January 28, 2011	October 29, 2010
Foreign Currency Forward
Exchange Contracts:	Other current assets	$10,314	$11,218
	Other assets	1,245	1,590
	Accrued liabilities	1,167	1,563
	Other liabilities	17	169
Embedded Derivative
Instruments:	Other current assets	$21	$23
	Accrued liabilities	72	189
	Other liabilities	1,566	1,626

Interest Rate Swaps:	Accrued liabilities	$7,619	$0

The effect of derivative instruments on the Consolidated Statement of Operations for the first fiscal quarter in 2011 and 2010 consisted of:

(In thousands)	Location of Gain (Loss)	January 28, 2011	January 29, 2010
Fair Value Hedges:
Interest rate swap contracts	Interest Expense	$479	$632
Embedded derivatives	Sales	202	(425)

Cash Flow Hedges:
Foreign currency forward exchange contracts:
Amount of loss recognized in AOCI (effective portion)	AOCI	$(4,748)	$(4,497)
Amount of gain reclassified from AOCI into income	Sales	2,668	1,998

In each of the first fiscal quarter of 2011 and 2010, the Company recorded gains of $0.1 million on foreign currency forward exchange contracts that have not been designated as an accounting hedge, respectively. These foreign currency exchange gains are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first fiscal quarter of 2011. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first fiscal quarter of 2011.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $8.7 million of net gain into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at January 28, 2011, is 21 months.

13.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

	0000000000000	0000000000000
(In thousands)	Three Months Ended
	January 28, 2011	January 29, 2010
Sales
Avionics & Controls	$192,467	$170,257
Sensors & Systems	77,055	70,692
Advanced Materials	101,277	94,361

Total Sales	$370,799	$335,310

Income from Continuing Operations
Avionics & Controls	$31,004	$19,432
Sensors & Systems	10,971	4,556
Advanced Materials	15,268	8,730

Segment Earnings	57,243	32,718

Corporate expense	(10,832)	(8,091)
Other expense	0	(41)
Interest income	340	383
Interest expense	(9,137)	(7,961)

	$37,614	$17,008

14.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of January 28, 2011, and October 29, 2010, and for the applicable periods ended January 28, 2011, and January 29, 2010, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the current subsidiary guarantors (Guarantor Subsidiaries) of the secured credit facility, Senior Notes due 2017, and Senior Notes due 2020; and (c) on a combined basis, the subsidiaries that are not guarantors of the secured credit facility, Senior Notes due 2017, and Senior Notes due 2020 (Non-Guarantor Subsidiaries). The Guarantor Subsidiaries previously guaranteed the Senior Subordinated Notes due 2013 that were repurchased or otherwise redeemed in August 2010. The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the secured credit facility, the Senior Notes due 2017, the Senior Notes due 2020, and the Senior Subordinated Notes (until such Senior Subordinated Notes were repurchased or otherwise redeemed in August 2010).

Condensed Consolidating Balance Sheet as of January 28, 2011

	0000000000	0000000000	0000000000	0000000000	0000000000
(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$110,527	$7,037	$233,917	$0	$351,481
Cash in escrow	14,000	0	0	0	14,000
Accounts receivable, net	423	117,495	145,748	0	263,666
Inventories	0	144,176	159,429	0	303,605
Income tax refundable	17,662	(2,338)	6,760	0	22,084
Deferred income tax benefits	22,208	(1,230)	17,666	0	38,644
Prepaid expenses	52	5,527	10,885	0	16,464
Other current assets	25	257	10,335	0	10,617

Total Current Assets	164,897	270,924	584,740	0	1,020,561

Property, Plant &
Equipment, Net	1,118	165,472	113,759	0	280,349
Goodwill	0	311,596	494,742	0	806,338
Intangibles, Net	0	138,822	308,822	0	447,644
Debt Issuance Costs, Net	7,413	0	0	0	7,413
Deferred Income
Tax Benefits	44,716	3,593	40,557	0	88,866
Other Assets	(70)	1,709	9,038	0	10,677
Amounts Due From (To)
Subsidiaries	35,907	290,066	0	(325,973)	0
Investment in Subsidiaries	1,837,906	153,466	229,041	(2,220,413)	0

Total Assets	$2,091,887	$1,335,648	$1,780,699	$(2,546,386)	$2,661,848

	00000000000	00000000000	00000000000	00000000000	00000000000
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$724	$27,674	$47,827	$0	$76,225
Accrued liabilities	29,557	79,756	119,065	0	228,378
Credit facilities	0	0	0	0	0
Current maturities of
long-term debt	12,500	150	1,609	0	14,259
Deferred income tax
liabilities	197	258	6,388	0	6,843
Federal and foreign
income taxes	0	(22,198)	26,711	0	4,513

Total Current Liabilities	42,978	85,640	201,600	0	330,218

Long-Term Debt, Net	523,631	44,432	26,082	0	594,145
Deferred Income Tax
Liabilities	43,921	20,492	85,577	0	149,990
Pension and Post-
Retirement Obligations	16,586	41,577	48,884	0	107,047
Other Liabilities	10,278	9,103	6,574	0	25,955
Amounts Due To (From)
Subsidiaries	0	0	323,043	(323,043)	0
Shareholders’ Equity	1,454,493	1,134,404	1,088,939	(2,223,343)	1,454,493

Total Liabilities and
Shareholders’ Equity	$2,091,887	$1,335,648	$1,780,699	$(2,546,386)	$2,661,848

Condensed Consolidating Statement of Operations for the three month period ended January 28, 2011.

	00000000000	00000000000	00000000000	00000000000	00000000000
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$195,450	$175,560	$(211)	$370,799
Cost of Sales	0	128,513	110,375	(211)	238,677

	0	66,937	65,185	0	132,122
Expenses
Selling, general
and administrative	0	31,205	34,887	0	66,092
Research, development
and engineering	0	9,635	9,984	0	19,619

Total Expenses	0	40,840	44,871	0	85,711

Operating Earnings from
Continuing Operations	0	26,097	20,314	0	46,411
Interest Income	(3,482)	(625)	(5,410)	9,177	(340)
Interest Expense	8,029	4,989	5,296	(9,177)	9,137

Income (Loss) from
Continuing Operations
Before Taxes	(4,547)	21,733	20,428	0	37,614
Income Tax Expense
(Benefit)	(1,073)	3,871	4,856	0	7,654

Income (Loss) from
Continuing Operations
Including Noncontrolling
Interests	(3,474)	17,862	15,572	0	29,960
Loss Attributable to
Noncontrolling Interests	0	0	23	0	23

Income (Loss) from
Continuing Operations
Attributable to Esterline	(3,474)	17,862	15,595	0	29,983
Income from Discontinued
Operations Attributable
to Esterline, Net of Tax	8	0	0	0	8
Equity in Net Income of
Consolidated Subsidiaries	33,457	3,859	1,172	(38,488)	0

Net Income (Loss)
Attributable to Esterline	$29,991	$21,721	$16,767	$(38,488)	$29,991

Condensed Consolidating Statement of Cash Flows for the three month period ended January 28, 2011.

	00000000000	00000000000	00000000000	00000000000	00000000000
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used)
by Operating Activities
Net earnings (loss) including
noncontrolling interests	$29,991	$21,721	$16,744	$(38,488)	$29,968
Depreciation & amortization	0	8,394	9,366	0	17,760
Deferred income taxes	4,005	22	(2,562)	0	1,465
Share-based compensation	0	921	1,149	0	2,070
Working capital changes, net
of effect of acquisitions:
Accounts receivable	(149)	22,200	31,753	0	53,804
Inventories	0	(8,936)	(15,148)	0	(24,084)
Prepaid expenses	(3)	201	(407)	0	(209)
Other current assets	(25)	(213)	527	0	289
Accounts payable	(220)	(1,070)	(6,723)	0	(8,013)
Accrued liabilities	3,276	(4,686)	(13,709)	0	(15,119)
Federal & foreign
income taxes	(4,387)	(1,704)	(1,048)	0	(7,139)
Other liabilities	2,352	(200)	(905)	0	1,247
Other, net	1	250	(2,645)	0	(2,394)

	34,841	36,900	16,392	(38,488)	49,645

Cash Flows Provided (Used)
by Investing Activities
Purchases of capital assets	(11)	(8,036)	(6,586)	0	(14,633)
Proceeds from sale
of capital assets	0	184	211	0	395
Escrow deposit	(14,000)	0	0	0	(14,000)
Acquisitions, net of
cash acquired	0	(103,548)	0	0	(103,548)

	(14,011)	(111,400)	(6,375)	0	(131,786)

	00000000000	00000000000	00000000000	00000000000	00000000000
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used)
by Financing Activities
Proceeds provided by stock
issuance under employee
stock plans	6,923	0	0	0	6,923
Excess tax benefits from
stock options exercised	953	0	0	0	953
Debt and other issuance costs	(36)	0	0	0	(36)
Net change in credit facilities	0	0	0	0	0
Repayment of long-term debt	(1,563)	(83)	(62)	0	(1,708)
Proceeds from government
assistance	0	0	5,285	0	5,285
Net change in intercompany
financing	(121,628)	79,305	3,835	38,488	0

	(115,351)	79,222	9,058	38,488	11,417

Effect of foreign exchange
rates on cash and cash
equivalents	(2)	(2)	89	0	85

Net increase (decrease) in
cash and cash equivalents	(94,523)	4,720	19,164	0	(70,639)
Cash and cash equivalents
– beginning of year	205,050	2,317	214,753	0	422,120

Cash and cash equivalents
– end of year	$110,527	$7,037	$233,917	$0	$351,481

Condensed Consolidating Balance Sheet as of October 29, 2010

	00000000000	00000000000	00000000000	00000000000	00000000000
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$205,050	$2,317	$214,753	$0	$422,120
Accounts receivable, net	274	131,531	177,437	0	309,242
Inventories	0	118,567	143,806	0	262,373
Income tax refundable	12,548	0	5,258	0	17,806
Deferred income tax benefits	23,507	(1,627)	15,659	0	37,539
Prepaid expenses	49	5,729	10,486	0	16,264
Other current assets	0	1	11,240	0	11,241

Total Current Assets	241,428	256,518	578,639	0	1,076,585

Property, Plant &
Equipment, Net	1,249	162,407	110,114	0	273,770
Goodwill	0	246,176	493,554	0	739,730
Intangibles, Net	0	89,812	299,205	0	389,017
Debt Issuance Costs, Net	7,774	0	0	0	7,774
Deferred Income Tax
Benefits	44,407	3,537	39,678	0	87,622
Other Assets	(69)	2,004	11,305	0	13,240
Amounts Due From (To)
Subsidiaries	41,529	271,345	0	(312,874)	0
Investment in Subsidiaries	1,710,032	149,607	227,869	(2,087,508)	0

Total Assets	$2,046,350	$1,181,406	$1,760,364	$(2,400,382)	$2,587,738

	00000000000	00000000000	00000000000	00000000000	00000000000
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$944	$28,345	$52,986	$0	$82,275
Accrued liabilities	18,662	73,870	122,562	0	215,094
Credit facilities	0	0	1,980	0	1,980
Current maturities of
long-term debt	10,938	80	1,628	0	12,646
Deferred income tax
liabilities	197	278	6,680	0	7,155
Federal and foreign
income taxes	(727)	(20,522)	26,476	0	5,227

Total Current Liabilities	30,014	82,051	212,312	0	324,377

Long-Term Debt, Net	534,375	44,525	20,072	0	598,972
Deferred Income Tax
Liabilities	40,300	123	86,658	0	127,081
Pension and Post-
Retirement Obligations	16,629	42,279	46,425	0	105,333
Other Liabilities	9,533	251	6,692	0	16,476
Amounts Due To (From)
Subsidiaries	0	0	310,115	(310,115)	0
Shareholders’ Equity	1,415,499	1,012,177	1,078,090	(2,090,267)	1,415,499

Total Liabilities and
Shareholders’ Equity	$2,046,350	$1,181,406	$1,760,364	$(2,400,382)	$2,587,738

Condensed Consolidating Statement of Operations for the three month period ended January 29, 2010.

	00000000000	00000000000	00000000000	00000000000	00000000000
(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$167,776	$167,534	$0	$335,310
Cost of Sales	0	114,671	117,968	0	232,639

	0	53,105	49,566	0	102,671
Expenses
Selling, general and administrative	0	29,236	32,059	0	61,295
Research, development and engineering	0	5,833	10,916	0	16,749
Other expense	0	0	41	0	41

Total Expenses	0	35,069	43,016	0	78,085

Operating Earnings from
Continuing Operations	0	18,036	6,550	0	24,586
Interest Income	(3,880)	(630)	(10,113)	14,240	(383)
Interest Expense	6,639	4,988	10,574	(14,240)	7,961

Income (Loss) from
Continuing Operations
Before Taxes	(2,759)	13,678	6,089	0	17,008
Income Tax Expense
(Benefit)	(702)	3,299	1,972	0	4,569

Income (Loss) from
Continuing Operations
Including Noncontrolling
Interests	(2,057)	10,379	4,117	0	12,439
Income Attributable to
Noncontrolling Interests	0	0	(54)	0	(54)

Income (Loss) from
Continuing Operations
Attributable to Esterline	(2,057)	10,379	4,063	0	12,385
Income from Discontinued
Operations Attributable to Esterline, Net of Tax	0	340	0	0	340
Equity in Net Income of
Consolidated Subsidiaries	14,782	3,305	(258)	(17,829)	0

Net Income (Loss)
Attributable to Esterline	$12,725	$14,024	$3,805	$(17,829)	$12,725

Condensed Consolidating Statement of Cash Flows for the three month period ended January 29, 2010.

(In thousands)

	00000000000	00000000000	00000000000	00000000000	00000000000
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$12,725	$14,024	$3,859	$(17,829)	$12,779
Depreciation & amortization	0	8,128	10,531	0	18,659
Deferred income taxes	506	28	(1,929)	0	(1,395)
Share-based compensation	0	685	787	0	1,472
Working capital changes, net of effect of acquisitions:
Accounts receivable	0	14,366	8,202	0	22,568
Inventories	0	1,684	(1,952)	0	(268)
Prepaid expenses	0	(1,153)	(940)	0	(2,093)
Other current assets	0	0	(239)	0	(239)
Accounts payable	(97)	320	(4,460)	0	(4,237)
Accrued liabilities	(4,538)	1,235	(17,001)	0	(20,304)
Federal & foreign income taxes	(1,250)	(940)	1,734	0	(456)
Other liabilities	191	1,200	800	0	2,191
Other, net	0	48	1,628	0	1,676

	7,537	39,625	1,020	(17,829)	30,353

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(13)	(5,136)	(8,971)	0	(14,120)
Proceeds from sale of capital assets	0	59	2	0	61
Acquisitions, net of cash acquired	0	(360)	(408)	0	(768)

	(13)	(5,437)	(9,377)	0	(14,827)

(In thousands)

	00000000000	00000000000	00000000000	00000000000	00000000000
	` Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	1,167	0	0	0	1,167
Excess tax benefits from stock options exercised	199	0	0	0	199
Net change in credit facilities	0	0	(4,442)	0	(4,442)
Repayment of long-term debt	(162)	(118)	102	0	(178)
Net change in intercompany financing	13,019	(34,619)	3,771	17,829	0

	14,223	(34,737)	(569)	17,829	(3,254)

Effect of foreign exchange rates on cash and cash equivalents	0	132	(2,148)	0	(2,016)

Net increase (decrease) in cash and cash equivalents	21,747	(417)	(11,074)	0	10,256
Cash and cash equivalents
– beginning of year	47,907	4,621	124,266	0	176,794

Cash and cash equivalents
– end of year	$69,654	$4,204	$113,192	$0	$187,050

Item 2.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Overview

We operate our businesses in three segments: Avionics & Controls, Sensors & Systems and Advanced Materials. Our segments are structured around our technical capabilities.

The Avionics & Controls segment includes avionics systems, control systems, interface technologies and communication systems capabilities. Avionics systems designs and develops cockpit systems integration and avionics solutions for commercial and military applications. Control systems designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles. Interface technologies manufactures and develops custom control panels, input systems for medical, industrial, military and casino gaming industries. Communication systems designs and manufactures military audio and data products for severe battlefield environments. In addition, communication systems designs and manufactures communication control systems to enhance security and aural clarity in military applications and embedded intercept receivers for signal intelligence applications.

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

On December 30, 2010, the Company acquired all of the outstanding capital stock of Eclipse Electronic Systems, Inc. (Eclipse). Eclipse is a designer and manufacturer of embedded communications intercept receivers for signal intelligence applications. Eclipse is included in our Avionics & Controls segment.

On September 8, 2010, we sold Pressure Systems, Inc., which was included in the Sensors & Systems segment. The results of Pressure Systems, Inc. were accounted for as a discontinued operation in the consolidated financial statements.

Income from continuing operations was $30.0 million, or $0.97 per diluted share, compared with $12.4 million, or $0.41 per diluted share, in the prior-year period. During the first fiscal quarter of 2011, our operating results benefited from solid earnings across all our segments due mainly to strong sales volumes and gross margin. Segment earnings (excluding corporate expense) as a percent of sales increased to 15.4% in the first fiscal quarter of 2011 compared to 9.8% in the prior-year period. Avionics & Controls led all segments with an $11.6 million increase in segment earnings, followed by Advanced Materials and Sensors & Systems, each with about a $6.5 million increase in segment earnings over the prior-year period. Income from continuing operations also benefited from a decrease in the income tax rate to 20.3% from 26.9% in the prior-year period, reflecting the retroactive extension of the U.S. federal research and experimentation tax credits. Income from discontinued operations was $8,000 in the first fiscal quarter of 2011 compared with $340,000 or $0.01 per diluted share in the prior-year period.

Net income was $30.0 million, or $0.97 per diluted share, compared with net income of $12.7 million, or $0.42 per diluted share, in the prior-year period.

Results of Operations

Three Month Period Ended January 28, 2011, Compared with Three Month Period Ended January 29, 2010

Sales for the first fiscal quarter increased 10.6% when compared with the prior-year period. Sales by segment were as follows:

(In thousands)

	0000000000000	0000000000000	0000000000000
	Incr./(Decr.)	Three Months Ended
	from prior year period	January 28, 2011	January 29, 2010

Avionics & Controls	13.0%	$192,467	$170,257
Sensors & Systems	9.0%	77,055	70,692
Advanced Materials	7.3%	101,277	94,361

Total Net Sales		$370,799	$335,310

The 13.0% increase in sales of Avionics & Controls reflected increased sales volumes of avionics systems of $14.0 million, control systems of $4.4 million, and communication systems and interface technologies of approximately $3.8 million. The increase in avionics systems was principally due to strong cockpit integration and aviation products sales volumes. The increase in communication systems mainly reflected the acquisition of Eclipse on December 30, 2010. The increase in control systems was principally due to strong aftermarket demand for commercial aviation applications. The increase in interface technologies mainly reflected strong sales of input devices for medical and industrial commercial applications, partially offset by weaker demand for casino gaming applications.

The 9.0% increase in sales of Sensors & Systems reflected increased sales volume of advanced sensors of $4.3 million and power systems of $2.1 million. The increase in advanced sensors sales mainly reflected higher OEM sales of pressure sensors and strong aftermarket demand. The increase in power systems mainly reflected higher retrofit sales for commercial aviation. Sales in the first fiscal quarter of 2011 reflected a weaker pound sterling and euro relative to the U.S. dollar. The average exchange rate from the pound sterling to the U.S. dollar decreased from 1.62 in the first fiscal quarter of 2010 to 1.57 in the first fiscal quarter of 2011. The average exchange rate from the euro to the U.S. dollar decreased from 1.46 in the first fiscal quarter of 2010 to 1.34 in the first fiscal quarter of 2011.

The 7.3% increase in sales of Advanced Materials reflected decreased sales volumes of defense technologies of $2.1 million and increased sales volumes of engineered materials of $8.4 million. The decrease in defense technologies mainly reflected lower sales of flare countermeasures due to reduced demand and delayed shipments, partially offset by higher sales volumes of combustible ordnance. The increase in engineered materials primarily reflected strong demand for elastomer and insulation materials.

Overall, gross margin was 35.6% and 30.6% for the first fiscal quarter of 2011 and 2010, respectively. Gross profit was $132.1 million and $102.7 million for the first fiscal quarter of 2011 and 2010, respectively.

Avionics & Controls segment gross margin was 38.8% and 33.2% for the first fiscal quarter of 2011 and 2010, respectively. Segment gross profit was $74.6 million compared to $56.5 million in the prior-year period. Nearly 80% of the increase in segment gross profit was due to strong sales volume and improved gross margin on avionics systems reflecting increased sales volumes of cockpit integrations for the T-6B military trainer as well as aviation products. The remaining 20% increase in segment gross profit mainly reflected strong aftermarket sales of communication systems and control systems.

Sensors & Systems segment gross margin was 35.5% and 31.8% for the first fiscal quarter of 2011 and 2010, respectively. Segment gross profit was $27.4 million compared to $22.5 million in the prior-year period. The increase in gross profit mainly reflected strong demand for advanced sensors for the aftermarket as well as new OEM requirements. The increase in gross profit for advanced sensors was partially offset by a modest decline in gross profit for power systems principally due to product mix.

Advanced Materials segment gross margin was 29.7% compared to 25.1% for the same period one year ago. Segment gross profit was $30.1 million compared to $23.7 million in the prior-year period. Approximately 64% of the increase in segment gross profit was due to an increase in engineered materials and the balance was due to defense technologies. The increase in gross profit on engineered materials was due to higher sales volumes of elastomer and insulation materials. The increase in gross profit on defense technologies reflected strong demand and increased prices for combustible ordnance partially offset by lower demand and delayed shipments of flare countermeasures. Management expects that demand for countermeasures will be at reduced levels for the remainder of fiscal 2011.

Selling, general and administrative expenses (which include corporate expenses) totaled $66.1 million, or 17.8% of sales, and $61.3 million, or 18.3% of sales, for the first fiscal quarter of 2011 and 2010, respectively. The increase in selling, general and administrative expense principally reflected an increase of $2.7 million of corporate expense and a $3.0 million increase in selling, general and administrative expenses at our Avionics & Controls segment, partially offset by a $1.2 million decrease at our Advanced Materials segment. The increase in corporate expense mainly reflected higher incentive compensation expense of $1.6 million and increased charitable contributions of $0.3 million. The increase in selling, general and administrative expense at our Avionics & Controls segment principally reflected higher selling expenses and incentive compensation.

Research, development and engineering spending was $19.6 million, or 5.3% of sales, for the first fiscal quarter of 2011 compared with $16.7 million, or 5.0% of sales, for the first fiscal quarter of 2010. The increase in research, development and engineering spending principally reflects spending on avionics systems and control systems developments. Fiscal 2011 research, development and engineering spending is expected to be approximately 5.0% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first fiscal quarter of 2011 totaled $57.2 million, or 15.4% of sales, compared with $32.7 million, or 9.8% of sales, for the first fiscal quarter in 2010.

Avionics & Controls segment earnings were $31.0 million, or 16.1% of sales, in the first fiscal quarter of 2011 and $19.4 million, or 11.4% of sales, in the first fiscal quarter of 2010, mainly reflecting a $10.7 million increase in avionics systems. Avionics systems benefited from increased gross profit, partially offset by a $1.3 million increase in research, development and engineering and a $2.0 million increase in selling, general and administrative expense.

Sensors & Systems segment earnings were $11.0 million, or 14.2% of sales, for the first fiscal quarter of 2011 compared with $4.6 million, or 6.4% of sales, for the first fiscal quarter of 2010, principally reflecting an increase in advanced sensors gross profit.

Advanced Materials segment earnings were $15.3 million, or 15.1% of sales, for the first fiscal quarter of 2011 compared with $8.7 million, or 9.3% of sales, for the first fiscal quarter of 2010, primarily reflecting a $2.0 million increase in defense technologies and a $4.2 million increase in engineered materials. Defense technologies reflected a $3.4 million increase in combustible ordnance gross profit and a $1.4 million decrease in countermeasures gross profit. The increase in engineered materials mainly reflected increased gross profit for elastomer and insulation materials.

Interest expense for the first fiscal quarter of 2011 was $9.1 million compared with $8.0 million for the first fiscal quarter of 2010, reflecting higher borrowings during the first fiscal quarter of 2011 compared to the prior-year period.

The income tax rate was 20.3% compared with 26.9% for the first fiscal quarter of 2011 and 2010, respectively. In the first fiscal quarter of 2011, we recognized $1.4 million of discrete tax benefits due to the retroactive extension of the U.S. federal research and experimentation tax credit. In the first fiscal quarter of 2010 we recognized $0.3 million of discrete tax expenses mainly the result of a change in French tax laws. The income tax rate differed from the statutory rate in the first fiscal quarter of 2011 and 2010, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months $5.9 million of tax benefits associated with research and development tax credits, capital and operating losses that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

We use forward contracts to hedge our foreign currency exchange risk. To the extent that these hedges qualify under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in currency other than the functional currency of the Company for the first fiscal quarter of 2011 and 2010 are as follows:

(In thousands)

	0000000000000	0000000000000
	Three Months Ended
	January 28, 2011	January 29, 2010
Forward foreign currency contracts – gain	$86	$114
Forward foreign currency contracts – reclassified from AOCI	2,668	1,998
Embedded derivatives – gain (loss)	202	(425)
Revaluation of monetary assets/liabilities – loss	(629)	(800)

Total	$2,327	$887

New orders for the first fiscal quarter of 2011 were $399.3 million compared with $338.0 million for the same period in 2010. Backlog was $1.1 billion at January 28, 2011, unchanged from the prior-year period and at the end of fiscal 2010.

Liquidity and Capital Resources

Cash and cash equivalents at January 28, 2011, totaled $351.5 million, a decrease of $70.6 million from October 29, 2010. Net working capital decreased to $690.3 million at January 28, 2011, from $752.2 million at October 29, 2010. Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $49.6 million and $30.4 million in the first fiscal quarter of 2011 and 2010, respectively. The increase principally reflected higher cash receipts and lower payments for interest, offset by higher payments for inventory.

Cash flows used by investing activities were $131.8 million and $14.8 million in the first fiscal quarter of 2011 and 2010, respectively. Cash flows used by investing activities in the first fiscal quarter of 2011 primarily reflected cash paid for acquisitions of $103.5 million and capital expenditures of $14.6 million. Cash flows used by investing activities in the first fiscal quarter of 2010 primarily reflected cash paid for capital expenditures.

Cash flows provided by financing activities were $11.4 million in the first fiscal quarter of 2011 and primarily reflected cash receipts for issuance of stock and government assistance payments. Cash flows used by financing activities were $3.3 million in the first fiscal quarter of 2010 and principally reflected cash payments on our credit facilities and long-term debt.

On December 30, 2010, the Company acquired all of the outstanding capital stock of Eclipse for approximately $120.0 million, plus the change in net assets from July 31, 2010, to the actual closing balance sheet. The $120.0 million purchase price also includes cash of $14.0 million in contingent consideration which was deposited in an escrow account and will be paid to the seller if certain performance objectives are met over a three-year period. The estimated fair value of the contingent consideration is $13.4 million. Eclipse is a designer and manufacturer of embedded communications intercept receivers for signal intelligence applications.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $75.0 million during fiscal 2011, compared with $53.7 million expended in fiscal 2010. Capital expenditures for fiscal 2010 included $8.1 million under a capitalized lease obligation related to our newly constructed facility for an avionics controls operation and a facility expansion for an interface technologies facility.

Total debt at January 28, 2011, was $608.4 million and consisted of $250.0 million of Senior Notes due in 2020, $167.4 million of Senior Notes due in 2017, $118.8 million of the U.S. Term Loan, $44.3 million under capital lease obligations, and $27.9 million under our various foreign currency debt agreements and other debt agreements.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through the next twelve months.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 29, 2010, that may cause our or the industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first three months of fiscal 2011. A discussion of our exposure to market risk is provided in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2010.

Item 4.	Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 28, 2011. Based upon that evaluation, they concluded as of January 28, 2011, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of January 28, 2011, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 6.	Exhibits

10.1	Esterline Technologies Corporation Fiscal Year 2011 Annual Incentive Compensation Plan.

10.2	Esterline Technologies Corporation Long-Term Incentive Plan.

10.3	Stock Purchase Agreement By and Among Eclipse Electronic Systems, Inc., Its Shareholders, and Esterline Technologies Corporation dated as of December 28, 2010.

11	Schedule setting forth computation of basic and diluted earnings per common share for the three month periods ended January 28, 2011, and January 29, 2010.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of R. Bradley Lawrence) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.XML	XBRL Instance Document

101.XSD	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: March 4, 2011	By:	/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)