Form 10-Q
period 2011-04-29
ESTERLINE TECHNOLOGIES CORP
filed 2011-06-03
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 29, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                       to

Commission file number  1-6357

          ESTERLINE TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2595091
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 31, 2011, 30,555,518 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of April 29, 2011 and October 29, 2010

(In thousands, except share amounts)

	April 29, 2011	October 29, 2010
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$391,514	$422,120
Cash in escrow	5,000	0
Accounts receivable, net of allowances
of $4,692 and $4,865	308,103	309,242
Inventories
Raw materials and purchased parts	126,862	109,595
Work in process	124,269	99,592
Finished goods	64,863	53,186

	315,994	262,373

Income tax refundable	12,067	17,806
Deferred income tax benefits	38,232	37,539
Prepaid expenses	18,369	16,264
Other current assets	18,673	11,241

Total Current Assets	1,107,952	1,076,585

Property, Plant and Equipment	578,266	546,004
Accumulated depreciation	290,324	272,234

	287,942	273,770

Other Non-Current Assets
Goodwill	835,167	739,730
Intangibles, net	456,648	389,017
Debt issuance costs, net of accumulated
amortization of $1,780 and $4,536	9,759	7,774
Deferred income tax benefits	95,048	87,622
Other assets	22,404	13,240

	$2,814,920	$2,587,738

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of April 29, 2011 and October 29, 2010

(In thousands, except share amounts)

	April 29, 2011	October 29, 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$84,660	$82,275
Accrued liabilities	233,727	215,094
Credit facilities	110,000	1,980
Current maturities of long-term debt	1,782	12,646
Deferred income tax liabilities	10,477	7,155
Federal and foreign income taxes	2,451	5,227

Total Current Liabilities	443,097	324,377

Long-Term Liabilities
Long-term debt, net of current maturities	495,719	598,972
Deferred income tax liabilities	153,660	127,081
Pension and post-retirement obligations	109,251	105,333
Other liabilities	27,568	16,476

Shareholders’ Equity
Common stock, par value $.20 per share,
authorized 60,000,000 shares, issued and outstanding 30,524,070 and 30,279,509 shares	6,105	6,056
Additional paid-in capital	543,285	528,724
Retained earnings	950,686	874,781
Accumulated other comprehensive income	82,740	3,235

Total Esterline shareholders’ equity	1,582,816	1,412,796
Noncontrolling interests	2,809	2,703

Total Shareholders’ Equity	1,585,625	1,415,499

	$2,814,920	$2,587,738

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Six Month Periods Ended April 29, 2011 and April 30, 2010

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010

Net Sales	$435,277	$382,492	$806,076	$717,802
Cost of Sales	274,330	255,856	513,007	488,495

	160,947	126,636	293,069	229,307
Expenses
Selling, general & administrative	72,409	64,067	138,501	125,362
Research, development
& engineering	21,251	18,001	40,870	34,750
Other (income) expense	0	(38)	0	3

Total Expenses	93,660	82,030	179,371	160,115

Operating Earnings from
Continuing Operations	67,287	44,606	113,698	69,192
Interest income	(430)	(20)	(770)	(403)
Interest expense	8,958	7,348	18,095	15,309
Loss on extinguishment of debt	831	0	831	0

Income from Continuing Operations
Before Income Taxes	57,928	37,278	95,542	54,286
Income Tax Expense	11,848	8,144	19,502	12,713

Income from Continuing Operations
Including Noncontrolling Interests	46,080	29,134	76,040	41,573
Income Attributable to
Noncontrolling Interests	(129)	(24)	(106)	(78)

Income from Continuing Operations
Attributable to Esterline	45,951	29,110	75,934	41,495

Income (Loss) from Discontinued Operations
Attributable to Esterline, Net of Tax	(37)	538	(29)	878

Net Earnings Attributable to Esterline	$45,914	$29,648	$75,905	$42,373

Earnings Per Share Attributable to Esterline – Basic:
Continuing operations	$1.51	$.97	$2.50	$1.39
Discontinued operations	.00	.02	.00	.03

Earnings Per Share Attributable
to Esterline – Basic	$1.51	$.99	$2.50	$1.42

Earnings Per Share Attributable to Esterline – Diluted:
Continuing operations	$1.47	$.96	$2.44	$1.37
Discontinued operations	.00	.02	.00	.03

Earnings Per Share Attributable
to Esterline – Diluted	$1.47	$.98	$2.44	$1.40

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Month Periods Ended April 29, 2011 and April 30, 2010

(Unaudited)

(In thousands)

	Six Months Ended
	April 29, 2011	April 30, 2010

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$76,011	$42,451
Adjustments to reconcile net earnings including
noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	37,469	36,381
Deferred income taxes	(2,176)	(8,496)
Share-based compensation	3,847	3,431
Working capital changes, net of effect of acquisitions
Accounts receivable	20,705	(7,834)
Inventories	(26,892)	8,640
Prepaid expenses	(1,481)	(1,242)
Other current assets	(2,154)	(2,779)
Accounts payable	(3,396)	(4,025)
Accrued liabilities	(14,497)	(9,998)
Federal and foreign income taxes	(215)	7,409
Other liabilities	2,982	5,188
Other, net	(758)	2,578

	89,445	71,704

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(26,315)	(25,585)
Proceeds from sale of capital assets	1,343	97
Escrow deposit	(14,000)	0
Acquisitions, net of cash acquired	(103,548)	(768)

	(142,520)	(26,256)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Month Periods Ended April 29, 2011 and April 30, 2010

(Unaudited)

(In thousands)

	Six Months Ended
	April 29, 2011	April 30, 2010

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under
employee stock plans	9,357	6,413
Excess tax benefits from stock options exercised	1,406	1,328
Debt and other issuance costs	(3,504)	0
Net change in credit facilities	110,000	(1,677)
Repayment of long-term debt	(120,826)	(2,153)
Proceeds from government assistance	10,176	1,961

	6,609	5,872

Effect of Foreign Exchange Rates on Cash	15,860	(4,449)

Net Increase (Decrease) in Cash and Cash Equivalents	(30,606)	46,871

Cash and Cash Equivalents – Beginning of Period	422,120	176,794

Cash and Cash Equivalents – End of Period	$391,514	$223,665

Supplemental Cash Flow Information
Cash paid for interest	$17,708	$14,380
Cash paid for taxes	20,480	14,364

Supplemental Non-cash Investing and Financing Activities
Capital asset and lease obligation additions	$0	$8,137

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended April 29, 2011 and April 30, 2010

1.	The consolidated balance sheet as of April 29, 2011, the consolidated statement of operations for the three and six month periods ended April 29, 2011, and April 30, 2010, and the consolidated statement of cash flows for the six month periods ended April 29, 2011, and April 30, 2010, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2010, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 244,100 and 712,570 in the second fiscal quarter of 2011 and 2010, respectively. Shares used for calculating earnings per share are disclosed in the following table.

(In thousands)	Three Months Ended		Six Months Ended
	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010

Shares Used for Basic Earnings Per Share	30,496	29,908	30,422	29,848
Shares Used for Diluted Earnings Per Share	31,160	30,406	31,086	30,312

5. The Company’s comprehensive income is as follows:

(In thousands)	Three Months Ended		Six Months Ended
	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010

Net Earnings	$45,914	$29,648	$75,905	$42,373
Change in Fair Value of Derivative
Financial Instruments, Net of Tax (1)	6,534	3,716	5,045	1,889
Pension and Post-retirement
Obligations, Net of Tax (2)	(36)	2,016	692	2,104
Foreign Currency Translation
Adjustment	73,927	(5,528)	73,768	(24,800)

Comprehensive Income	$126,339	$29,852	$155,410	$21,566

(1)

Net of tax expense of $(2,794) and $(1,526) for the second fiscal quarter of 2011 and 2010, respectively. Net of tax expense of $(2,204) and $(855) for the first six months of fiscal 2011 and 2010, respectively.

(2)

Net of tax expense of $(200) and $(1,225) for the second fiscal quarter of 2011 and 2010, respectively. Net of tax expense of $(692) and $(1,026) for the first six months of fiscal 2011 and 2010, respectively.

The Company’s accumulated other comprehensive income is comprised of the following:

(In thousands)	April 29, 2011	October 29, 2010

Net unrealized gain on derivative contracts	$15,001	$9,956
Pension and post-retirement obligations	(64,793)	(65,485)
Currency translation adjustment	132,532	58,764

Total accumulated other comprehensive income	$82,740	$3,235

6.	On December 30, 2010, the Company acquired all of the outstanding capital stock of Eclipse Electronic Systems, Inc. (Eclipse) for approximately $120.0 million, plus the change in net assets from July 31, 2010, to the actual closing balance sheet. The $120.0 million purchase price includes cash of $14.0 million in contingent consideration, which was deposited in an escrow account and will be paid to the seller if certain performance objectives are met over the three-year period. The estimated fair value of the contingent consideration is $13.4 million. Eclipse is a designer and manufacturer of embedded communications intercept receivers for signal intelligence applications. Eclipse is included in the Avionics & Controls segment.

The following summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The preliminary purchase price includes the value of future development of existing technologies, the introduction of new technologies, and the addition of new customers. These factors resulted in recording goodwill of $65.4 million. The amount allocated to goodwill is not deductible for income tax purposes.

(In thousands)
As of December 30, 2010

Current assets	$30,703
Property, plant and equipment	2,154
Intangible assets subject to amortization
Technology (9 year weighted average useful life)	50,100
Tradename (3 year useful life)	1,400
Goodwill	65,420

Total assets acquired	149,777

Current liabilities assumed	33,977
Long-term liabilities assumed	8,350

Net assets acquired	$107,450

7.	On September 8, 2010, the Company sold Pressure Systems, Inc., which was included in the Sensors & Systems segment, for approximately $25.0 million, resulting in an after tax gain of $10.4 million. As a result, the consolidated income statement presents Pressure Systems, Inc. as discontinued operations. Loss from discontinued operations was $29,000 in the first six months of fiscal 2011.

The operating results of the discontinued operations for the three and six months ended April 30, 2010, consisted of the following:

(In thousands)	Three Months Ended	Six Months Ended

Sales	$5,128	$9,178

Income from discontinued operations before income taxes	859	1,399
Income tax expense	321	521

Income from discontinued operations	$538	$878

8.	On May 23, 2011, the Company entered into a share purchase agreement to acquire the Souriau Group (Souriau) for 483 million euros (approximately $715 million), plus certain transaction costs of the seller, which the Company expects to finance through a combination of U.S. and non-U.S. cash, a draw on the Company’s existing secured credit facility, and a new international credit facility. In accordance with the terms of the agreement, subsequent to period end, the Company deposited $350 million in escrow as security for the purchase price. Souriau is a leading global supplier of highly engineered connectors for harsh environments serving aerospace, defense & space, power generation & rail, and industrial equipment markets. The transaction is expected to close in the middle of July 2011, subject to customary regulatory conditions.

9.	The income tax rate was 20.4% and 23.4% for the first six months of fiscal 2011 and 2010, respectively. In the first six months of fiscal 2011, the Company recognized $3.3 million of discrete tax benefits principally due to the retroactive extension of the U.S. federal research and experimentation credits and the release of a valuation allowance related to a net operating loss of an acquired subsidiary. In the first six months of fiscal 2010, the Company recognized $0.5 million of discrete tax expense mainly related to tax law changes in France. The income tax rate differed from the statutory rate in the first six months of fiscal 2011 and 2010, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next 12 months $5.9 million of tax benefits associated with research and experimentation tax credits, capital and operating losses that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.

10.	As of April 29, 2011, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the first six months of fiscal 2011 and 2010 was $3.8 million and $3.4 million, respectively. During the first six months of fiscal 2011 and 2010, the Company issued 244,561 and 235,099 shares, respectively, under its employee stock plans.

Employee Stock Purchase Plan

The Company converted the ESPP to a “safe harbor” design on December 16, 2008. Under the safe harbor design, shares are purchased by participants at 95% of the market value on the purchase date and, therefore, compensation cost is not recorded under the ESPP.

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 257,300 options and 355,800 options in the six month periods ended April 29, 2011, and April 30, 2010, respectively. The weighted-average grant date fair value of options granted during the six month periods ended April 29, 2011, and April 30, 2010, was $31.32 per share and $21.38 per share, respectively.

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

Six Months Ended
	April 29, 2011	April 30, 2010

Volatility	40.8 – 42.8%	43.0 – 43.2%
Risk-free interest rate	2.02 – 3.64%	2.42 – 4.0%
Expected life (years)	4.5 – 9.5	4.5 – 9.5
Dividends	0	0

Employee Sharesave Scheme

Under the employee sharesave scheme for U.K. employees, participants are allowed the option to purchase shares at 95% of the market price of the stock as of the beginning of the offering period. The term of these options is three years. The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan. Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 9,956 and 10,133 options in the first six month periods ended April 29, 2011, and April 30, 2010, respectively. The weighted-average grant date fair value of options granted during the six month periods ended April 29, 2011, and April 30, 2010, was $26.14 and $18.64, respectively.

The fair value of the awards under the employee share-save scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect at the time of grant.

	Six Months Ended
	April 29, 2011	April 30, 2010

Volatility	51.10%	51.61%
Risk-free interest rate	0.98%	1.34%
Expected life (years)	3	3
Dividends	0	0

11.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC. Components of periodic pension cost consisted of the following:

(In thousands)	Three Months Ended		Six Months Ended
	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010
Components of Net Periodic Pension Cost
Service cost	$2,313	$1,901	$4,594	$3,791
Interest cost	4,662	4,543	9,267	9,038
Expected return on plan assets	(5,087)	(4,406)	(10,111)	(8,779)
Amortization of prior service cost	5	5	10	10
Amortization of actuarial loss	2,009	1,871	4,007	3,697

Net Periodic Cost	$3,902	$3,914	$7,767	$7,757

The Company’s principal post-retirement plans include non-U.S. plans, which are non-contributory healthcare and life insurance plans. The components of expense of these other retirement benefits consisted of the following:

(In thousands)	Three Months Ended		Six Months Ended
	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010
Components of Net Periodic
Post-Retirement Plans Cost
Service cost	$140	$80	$275	$158
Interest cost	176	176	346	350
Amortization of actuarial gain	(4)	(19)	(8)	(38)

Net Periodic Cost	$312	$237	$613	$470

12.	In March 2011, the Company entered into a secured credit facility for $460 million made available through a group of banks. The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. The credit facility expires in March 2016. The spread will range from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. The Company repaid the U.S. Term Loan in March 2011 for $118.8 million. At April 29, 2011, the Company had $110.0 million outstanding under the secured credit facility at an initial interest rate of LIBOR plus 1.75% or 1.97%.

13.	On March 30, 2011, the California Attorney General’s office filed a complaint against Kirkhill-TA, a subsidiary included in the Advanced Materials segment, with the Superior Court of California, Orange County, on behalf of California and the Santa Ana Regional Water Quality Control Board (Board) regarding the discharge of industrial waste water from its Brea, California, facility into Fullerton Creek and Craig Lake.

Prior to receipt of the complaint, the Company cooperated with the Board to address the discharge. Based upon the Company’s investigation, the discharge of waste water was unintentional, and was corrected as soon as the Board notified the Company of the discharge. At the request of the Board, the Company engaged an environmental engineering company to perform certain tests of the affected water. Concentrations of pollutants were below regulatory requirements. Additionally, the facility does not have a history of discharges of industrial waste. Accordingly, prior to receiving the complaint, management did not believe any significant remediation or penalties were likely.

The California water code authorizes courts to impose penalties based on the number of days in which the violation occurred and the volume of the discharge. Utilizing this statutory formula and based on management’s calculation of the days that a violation occurred and the discharge volumes, management believes that the penalty imposed could be up to $1.8 million, although the Board has alleged that violations occurred over a longer period.

Based upon the Company’s review of the complaint, established statutory penalty factors, California’s Water Quality Enforcement Policy, a review of similar cases and the facts noted above, management believes that the possible range of penalties to be paid would be from low to high six figures. The amount of the estimated liability the Company recorded in the second quarter of fiscal 2011 as a contingent liability is not material.

14.	Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value. An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy of fair value measurements is described below:

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at April 29, 2011, and October 29, 2010.

(In thousands)	Level 2
	April 29, 2011	October 29, 2010
Assets:
Derivative contracts designated as hedging instruments	$18,877	$11,552
Derivative contracts not designated as hedging instruments	$2,673	$1,256
Embedded derivatives	$20	$23

Liabilities:
Derivative contracts designated as hedging instruments	$106	$950
Derivative contracts not designated as hedging instruments	$443	$782
Embedded derivatives	$3,190	$1,815

(In thousands)	Level 3
	April 29, 2011	October 29, 2010
Liabilities:
Contingent purchase obligation	$13,350	$0

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

15.	The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and interest rate swap contracts for the purpose of minimizing exposure to changes in foreign currency exchange rates on business transactions and interest rates, respectively. The Company’s policy is to execute such instruments with banks the Company believes to be creditworthy and not to enter into derivative financial instruments for speculative purposes. These derivative financial instruments do not subject the Company to undue risk, as gains and losses on these instruments generally offset gains and losses on the underlying assets, liabilities, or anticipated transactions that are being hedged.

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of April 29, 2011. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of April 29, 2011, and October 29, 2010, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $282.2 million and $245.5 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In November 2010, the Company entered into an interest rate swap agreement for $100.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on $100.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.865% and was 5.138% at April 29, 2011. The fair value of the Company’s interest rate swap was a $4.6 million liability at April 29, 2011, and was estimated by discounting expected cash flows using market interest rates. The Company records interest receivable and interest payable on interest rate swaps on a net basis. In December 2010, the Company entered into an interest rate swap agreement for $75.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on $75.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.470% and was 4.743% at April 29, 2011. The fair value of the Company’s interest rate swap was a $1.9 million liability at April 29, 2011, and was estimated by discounting expected cash flows using market interest rates. The Company recognized a net interest receivable of $0.4 million at April 29, 2011.

Embedded Derivative Instruments

The Company’s embedded derivatives are the result of entering into sales or purchase contracts that are denominated in a currency other than the Company’s functional currency or the supplier’s or customer’s functional currency.

Net Investment Hedge

In February 2006, the Company entered into a term loan for £57.0 million. The Company designated the term loan a hedge of the investment in a certain U.K. business unit. The term loan was fully repaid in June 2010. A cumulative foreign currency loss of $4.8 million resulting from the accounting of the term loan as a net investment hedge will remain in other comprehensive income in shareholders’ equity until the hedged investment is disposed of or sold.

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at April 29, 2011, and October 29, 2010, consisted of:

(In thousands)		Fair Value
	Classification	April 29, 2011	October 29, 2010
Foreign currency forward
exchange contracts	Other current assets	$18,320	$11,218
	Other assets	3,230	1,590
	Accrued liabilities	549	1,563
	Other liabilities	0	169

Embedded derivative instruments	Other current assets	$20	$23
	Accrued liabilities	150	189
	Other liabilities	3,040	1,626

Interest rate swap	Accrued liabilities	$6,501	$0

The effect of derivative instruments on the Consolidated Statement of Operations for the three and six month periods ended April 29, 2011, and April 30, 2010, consisted of:

(In thousands)		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010
Fair Value Hedges:
Interest rate	Interest
swap contracts	Expense	$717	$1,103	$1,196	$1,735
Embedded
derivatives	Sales	$(1,350)	$(775)	$(1,143)	$(1,202)

Cash Flow Hedges:
Foreign currency forward exchange contracts:
Amount of gain
(loss) recognized in AOCI (effec- tive portion)	AOCI	$6,263	$2,904	$1,535	$(1,583)
Amount of gain
(loss) reclassified from AOCI into income	Sales	$3,065	$2,338	$5,713	$4,326

During the first six months of fiscal 2011 and 2010, the Company recorded a gain of $2.8 million and a loss of $1.2 million, respectively, on foreign currency forward exchange contracts that have not been designated as an accounting hedge. These foreign currency exchange losses are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first six months of fiscal 2011 and 2010. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first six months of fiscal 2011 and 2010.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $15.9 million of net gain into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at April 29, 2011, is 23 months.

16.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended		Six Months Ended
	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010
Sales
Avionics & Controls	$231,532	$198,719	$423,999	$368,976
Sensors & Systems	85,181	75,218	162,236	145,910
Advanced Materials	118,564	108,555	219,841	202,916

Total Sales	$435,277	$382,492	$806,076	$717,802

Income from Continuing Operations
Avionics & Controls	$44,915	$28,461	$75,919	$47,893
Sensors & Systems	11,595	7,834	22,566	12,390
Advanced Materials	22,979	17,127	38,247	25,857

Segment Earnings	79,489	53,422	136,732	86,140

Corporate expense	(12,202)	(8,854)	(23,034)	(16,945)
Other income (expense)	0	38	0	(3)
Interest income	430	20	770	403
Interest expense	(8,958)	(7,348)	(18,095)	(15,309)
Loss on extinguishment of debt	(831)	0	(831)	0

	$57,928	$37,278	$95,542	$54,286

17.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of April 29, 2011, and October 29, 2010, and for the applicable periods ended April 29, 2011, and April 30, 2010, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the current subsidiary guarantors (Guarantor Subsidiaries) of the secured credit facility, Senior Notes due 2017, and Senior Notes due 2020; and (c) on a combined basis, the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries) of the secured credit facility, Senior Notes due 2017, and Senior Notes due 2020. The Guarantor Subsidiaries previously guaranteed the Senior Subordinated Notes due 2013 that were repurchased or otherwise redeemed in August 2010. The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the secured credit facility, Senior Notes due 2017, Senior Notes due 2020, and Senior Subordinated Notes (until such Senior Subordinated Notes were repurchased or otherwise redeemed in August 2010).

Condensed Consolidating Balance Sheet as of April 29, 2011.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$100,422	$8,044	$283,048	$0	$391,514
Escrow deposit	5,000	0	0	0	5,000
Accounts receivable, net	12	140,439	167,652	0	308,103
Inventories	0	149,027	166,967	0	315,994
Income tax refundable	9,094	(2,425)	5,398	0	12,067
Deferred income tax benefits	22,070	(1,285)	17,447	0	38,232
Prepaid expenses	121	6,422	11,826	0	18,369
Other current assets	25	310	18,338	0	18,673

Total Current Assets	136,744	300,532	670,676	0	1,107,952

Property, Plant & Equipment, Net	998	164,149	122,795	0	287,942
Goodwill	0	311,596	523,571	0	835,167
Intangibles, Net	0	135,352	321,296	0	456,648
Debt Issuance Costs, Net	9,759	0	0	0	9,759
Deferred Income Tax Benefits	48,402	3,669	42,977	0	95,048
Other Assets	8,930	1,616	11,858	0	22,404
Amounts Due From (To) Subsidiaries	130,873	298,516	0	(429,389)	0
Investment in Subsidiaries	1,876,841	162,469	230,361	(2,269,671)	0

Total Assets	$2,212,547	$1,377,899	$1,923,534	$(2,699,060)	$2,814,920

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$2,206	$26,272	$56,182	$0	$84,660
Accrued liabilities	24,172	79,044	130,511	0	233,727
Credit facilities	110,000	0	0	0	110,000
Current maturities of long-term debt	0	213	1,569	0	1,782
Deferred income tax liabilities	197	259	10,021	0	10,477
Federal and foreign income taxes	0	(24,348)	26,799	0	2,451

Total Current Liabilities	136,575	81,440	225,082	0	443,097

Long-Term Debt, Net	418,499	44,339	32,881	0	495,719
Deferred Income Tax Liabilities	44,720	20,973	87,967	0	153,660
Pension and Post- Retirement Obligations	16,540	40,320	52,391	0	109,251
Other Liabilities	10,588	8,571	8,409	0	27,568
Amounts Due To (From) Subsidiaries	0	0	351,267	(351,267)	0
Shareholders’ Equity	1,585,625	1,182,256	1,165,537	(2,347,793)	1,585,625

Total Liabilities and Shareholders’ Equity	$2,212,547	$1,377,899	$1,923,534	$(2,699,060)	$2,814,920

Condensed Consolidating Statement of Operations for the three month period ended April 29, 2011.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$230,031	$206,023	$(777)	$435,277
Cost of Sales	0	139,992	135,115	(777)	274,330

	0	90,039	70,908	0	160,947
Expenses
Selling, general and administrative	0	32,901	39,508	0	72,409
Research, development and engineering	0	8,283	12,968	0	21,251
Other income	0	0	0	0	0

Total Expenses	0	41,184	52,476	0	93,660

Operating Earnings from Continuing Operations	0	48,855	18,432	0	67,287
Interest Income	(3,540)	(634)	(5,689)	9,433	(430)
Interest Expense	7,691	5,098	5,602	(9,433)	8,958
Loss on Extinguishment of Debt	831	0	0	0	831

Income (Loss) from Continuing Operations Before Taxes	(4,982)	44,391	18,519	0	57,928
Income Tax Expense (Benefit)	(1,204)	7,124	5,928	0	11,848

Income (Loss) from Continuing Operations Including Noncontrolling Interests	(3,778)	37,267	12,591	0	46,080
Income Attributable to Noncontrolling Interests	0	0	(129)	0	(129)

Income (Loss) from Continuing Operations Attributable to Esterline	(3,778)	37,267	12,462	0	45,951
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(8)	(29)	0	0	(37)
Equity in Net Income of Consolidated Subsidiaries	49,700	9,003	1,320	(60,023)	0

Net Income (Loss) Attributable to Esterline	$45,914	$46,241	$13,782	$(60,023)	$45,914

Condensed Consolidating Statement of Operations for the six month period ended April 29, 2011.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$425,481	$381,583	$(988)	$806,076
Cost of Sales	0	268,505	245,490	(988)	513,007

	0	156,976	136,093	0	293,069
Expenses
Selling, general and administrative	0	64,106	74,395	0	138,501
Research, development and engineering	0	17,918	22,952	0	40,870
Other expense	0	0	0	0	0

Total Expenses	0	82,024	97,347	0	179,371

Operating Earnings from Continuing Operations	0	74,952	38,746	0	113,698
Interest Income	(7,022)	(1,259)	(11,099)	18,610	(770)
Interest Expense	15,720	10,087	10,898	(18,610)	18,095
Loss on Extinguishment of Debt	831	0	0	0	831

Income (Loss) from Continuing Operations Before Taxes	(9,529)	66,124	38,947	0	95,542
Income Tax Expense (Benefit)	(2,277)	10,995	10,784	0	19,502

Income (Loss) from Continuing Operations Including Noncontrolling Interests	(7,252)	55,129	28,163	0	76,040
Income Attributable to Noncontrolling Interests	0	0	(106)	0	(106)

Income (Loss) from Continuing Operations Attributable to Esterline	(7,252)	55,129	28,057	0	75,934
Income from Discontinued Operations Attributable to Esterline, Net of Tax	0	(29)	0	0	(29)
Equity in Net Income of Consolidated Subsidiaries	83,157	12,862	2,492	(98,511)	0

Net Income (Loss) Attributable to Esterline	$75,905	$67,962	$30,549	$(98,511)	$75,905

Condensed Consolidating Statement of Cash Flows for the six month period ended April 29, 2011.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$76,011	$67,962	$30,549	$(98,511)	$76,011
Depreciation & amortization	0	17,957	19,512	0	37,469
Deferred income taxes	651	577	(3,404)	0	(2,176)
Share-based compensation	0	1,523	2,324	0	3,847
Working capital changes, net of effect of acquisitions
Accounts receivable	262	(744)	21,187	0	20,705
Inventories	0	(13,787)	(13,105)	0	(26,892)
Prepaid expenses	(72)	(694)	(715)	0	(1,481)
Other current assets	(25)	(266)	(1,863)	0	(2,154)
Accounts payable	1,262	(2,472)	(2,186)	0	(3,396)
Accrued liabilities	5,510	(5,398)	(14,609)	0	(14,497)
Federal & foreign income taxes	4,181	(3,767)	(629)	0	(215)
Other liabilities	4,266	(1,989)	705	0	2,982
Other, net	794	1,416	(2,968)	0	(758)

	92,840	60,318	34,798	(98,511)	89,445

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(15)	(12,350)	(13,950)	0	(26,315)
Proceeds from sale of capital assets	0	179	1,164	0	1,343
Escrow deposit	(14,000)	0	0	0	(14,000)
Acquisitions, net of cash acquired	0	(103,548)	0	0	(103,548)

	(14,015)	(115,719)	(12,786)	0	(142,520)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	9,357	0	0	0	9,357
Excess tax benefits from stock options exercised	1,406	0	0	0	1,406
Debt and other issuance costs	(3,504)	0	0	0	(3,504)
Net change in credit facilities	110,000	0	0	0	110,000
Repayment of long-term debt	(126,814)	(166)	6,154	0	(120,826)
Proceeds from government assistance	0	0	10,176	0	10,176
Net change in intercompany financing	(173,897)	61,299	14,087	98,511	0

	(183,452)	61,133	30,417	98,511	6,609

Effect of foreign exchange rates on cash	(1)	(5)	15,866	0	15,860

Net increase (decrease) in cash and cash equivalents	(104,628)	5,727	68,295	0	(30,606)
Cash and cash equivalents – beginning of year	205,050	2,317	214,753	0	422,120

Cash and cash equivalents – end of year	$100,422	$8,044	$283,048	$0	$391,514

Condensed Consolidating Balance Sheet as of October 29, 2010.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$205,050	$2,317	$214,753	$0	$422,120
Accounts receivable, net	274	131,531	177,437	0	309,242
Inventories	0	118,567	143,806	0	262,373
Income tax refundable	12,548	0	5,258	0	17,806
Deferred income tax benefits	23,507	(1,627)	15,659	0	37,539
Prepaid expenses	49	5,729	10,486	0	16,264
Other current assets	0	1	11,240	0	11,241

Total Current Assets	241,428	256,518	578,639	0	1,076,585

Property, Plant & Equipment, Net	1,249	162,407	110,114	0	273,770
Goodwill	0	246,176	493,554	0	739,730
Intangibles, Net	0	89,812	299,205	0	389,017
Debt Issuance Costs, Net	7,774	0	0	0	7,774
Deferred Income Tax Benefits	44,407	3,537	39,678	0	87,622
Other Assets	(69)	2,004	11,305	0	13,240
Amounts Due From (To) Subsidiaries	41,529	271,345	0	(312,874)	0
Investment in Subsidiaries	1,710,032	149,607	227,869	(2,087,508)	0

Total Assets	$2,046,350	$1,181,406	$1,760,364	$(2,400,382)	$2,587,738

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$944	$28,345	$52,986	$0	$82,275
Accrued liabilities	18,662	73,870	122,562	0	215,094
Credit facilities	0	0	1,980	0	1,980
Current maturities of long-term debt	10,938	80	1,628	0	12,646
Deferred income tax liabilities	197	278	6,680	0	7,155
Federal and foreign income taxes	(727)	(20,522)	26,476	0	5,227

Total Current Liabilities	30,014	82,051	212,312	0	324,377

Long-Term Debt, Net	534,375	44,525	20,072	0	598,972
Deferred Income Tax Liabilities	40,300	123	86,658	0	127,081
Pension and Post- Retirement Obligations	16,629	42,279	46,425	0	105,333
Other Liabilities	9,533	251	6,692	0	16,476
Amounts Due To (From) Subsidiaries	0	0	310,115	(310,115)	0
Shareholders’ Equity	1,415,499	1,012,177	1,078,090	(2,090,267)	1,415,499

Total Liabilities and Shareholders’ Equity	$2,046,350	$1,181,406	$1,760,364	$(2,400,382)	$2,587,738

Condensed Consolidating Statement of Operations for the three month period ended April 30, 2010.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$195,231	$187,742	$(481)	$382,492
Cost of Sales	0	130,048	126,289	(481)	255,856

	0	65,183	61,453	0	126,636

Expenses
Selling, general and administrative	0	28,098	35,969	0	64,067
Research, development and engineering	0	7,598	10,403	0	18,001
Other income	0	0	(38)	0	(38)

Total Expenses	0	35,696	46,334	0	82,030

Operating Earnings from Continuing Operations	0	29,487	15,119	0	44,606
Interest Income	(3,899)	(624)	(9,857)	14,360	(20)
Interest Expense	6,525	4,893	10,290	(14,360)	7,348

Income (Loss) from Continuing Operations Before Taxes	(2,626)	25,218	14,686	0	37,278
Income Tax Expense (Benefit)	(532)	5,382	3,294	0	8,144

Income (Loss) from Continuing Operations Including Noncontrolling Interests	(2,094)	19,836	11,392	0	29,134
Income Attributable to Noncontrolling Interests	0	0	(24)	0	(24)

Income (Loss) from Continuing Operations Attributable to Esterline	(2,094)	19,836	11,368	0	29,110
Income from Discontinued Operations Attributable to Esterline, Net of Tax	0	538	0	0	538
Equity in Net Income of Consolidated Subsidiaries	31,742	3,276	562	(35,580)	0

Net Income (Loss) Attributable to Esterline	$29,648	$23,650	$11,930	$(35,580)	$29,648

Condensed Consolidating Statement of Operations for the six month period ended April 30, 2010.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$363,007	$355,276	$(481)	$717,802
Cost of Sales	0	244,719	244,257	(481)	488,495

	0	118,288	111,019	0	229,307

Expenses
Selling, general and administrative	0	57,334	68,028	0	125,362
Research, development and engineering	0	13,431	21,319	0	34,750
Other expense	0	0	3	0	3

Total Expenses	0	70,765	89,350	0	160,115

Operating Earnings from Continuing Operations	0	47,523	21,669	0	69,192
Interest Income	(7,779)	(1,254)	(19,970)	28,600	(403)
Interest Expense	13,164	9,881	20,864	(28,600)	15,309

Income (Loss) from Continuing Operations Before Taxes	(5,385)	38,896	20,775	0	54,286
Income Tax Expense (Benefit)	(1,234)	8,681	5,266	0	12,713

Income (Loss) from Continuing Operations Including Noncontrolling Interests	(4,151)	30,215	15,509	0	41,573
Income Attributable to Noncontrolling Interests	0	0	(78)	0	(78)

Income (Loss) from Continuing Operations Attributable to Esterline	(4,151)	30,215	15,431	0	41,495
Income from Discontinued Operations Atributable to Esterline, Net of Tax	0	878	0	0	878
Equity in Net Income of Consolidated Subsidiaries	46,524	6,581	304	(53,409)	0

Net Income (Loss) Attributable to Esterline	$42,373	$37,674	$15,735	$(53,409)	$42,373

Condensed Consolidating Statement of Cash Flows for the six month period ended April 30, 2010.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$42,373	$37,674	$15,813	$(53,409)	$42,451
Depreciation & amortization	0	16,163	20,218	0	36,381
Deferred income taxes	(3,074)	43	(5,465)	0	(8,496)
Share-based compensation	0	1,573	1,858	0	3,431
Working capital changes, net of effect of acquisitions
Accounts receivable	(31)	3,048	(10,851)	0	(7,834)
Inventories	0	27	8,613	0	8,640
Prepaid expenses	0	(1,658)	416	0	(1,242)
Other current assets	0	(1)	(2,778)	0	(2,779)
Accounts payable	(41)	3,124	(7,108)	0	(4,025)
Accrued liabilities	(3,855)	2,069	(8,212)	0	(9,998)
Federal & foreign income taxes	2,069	(1,930)	7,270	0	7,409
Other liabilities	3,866	(1,074)	2,396	0	5,188
Other, net	(1)	125	2,454	0	2,578

	41,306	59,183	24,624	(53,409)	71,704

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(55)	(8,652)	(16,878)	0	(25,585)
Proceeds from sale of capital assets	0	92	5	0	97
Acquisitions, net of cash acquired	0	(360)	(408)	0	(768)

	(55)	(8,920)	(17,281)	0	(26,256)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	6,413	0	0	0	6,413
Excess tax benefits from stock options exercised	1,328	0	0	0	1,328
Net change in credit facilities	0	0	(1,677)	0	(1,677)
Repayment of long-term debt	(1,885)	(200)	(68)	0	(2,153)
Proceeds from government assistance	0	0	1,961	0	1,961
Net change in intercompany financing	(14,452)	(49,345)	10,388	53,409	0

	(8,596)	(49,545)	10,604	53,409	5,872

Effect of foreign exchange rates on cash	1	(4)	(4,446)	0	(4,449)

Net increase (decrease) in cash and cash equivalents	32,656	714	13,501	0	46,871
Cash and cash equivalents – beginning of year	47,907	4,621	124,266	0	176,794

Cash and cash equivalents – end of year	$80,563	$5,335	$137,767	$0	$223,665

Item 2.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Overview

We operate our businesses in three segments: Avionics & Controls, Sensors & Systems and Advanced Materials.

The Avionics & Controls segment includes avionics systems, control systems, interface technologies and communication systems capabilities. Avionics systems designs and develops cockpit systems integration and avionics solutions for commercial and military applications. Control systems designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles. Interface technologies manufactures and develops custom control panels, input systems for medical, industrial, military and casino gaming industries. Communication systems designs and manufactures military audio and data products for severe battlefield environments, as well as communication control systems to enhance security and aural clarity in military applications. In addition, communication systems designs and manufactures embedded communications intercept receivers for signal intelligence applications.

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

On May 23, 2011, we entered into a share purchase agreement to acquire the Souriau Group for approximately $715 million, plus certain transaction costs of the seller. Souriau is a leading global supplier of highly engineered connectors for harsh environments serving aerospace, defense & space, power generation & rail, and industrial equipment markets. The transaction is expected to close in the middle of July 2011, subject to customary closing procedures, including regulatory approval.

On December 30, 2010, we acquired all of the outstanding capital stock of Eclipse Electronic Systems, Inc. (Eclipse). Eclipse is a designer and manufacturer of embedded communications intercept receivers for signal intelligence applications. Eclipse is included in our Avionics & Controls segment.

On September 8, 2010, we sold Pressure Systems, Inc., which was included in the Sensors & Systems segment. The results of Pressure Systems, Inc. were accounted for as a discontinued operation in the consolidated financial statements.

During the first six months of fiscal 2011, our income from continuing operations was $75.9 million or $2.44 per diluted share compared to $41.5 million or $1.37 per diluted share during the prior-year period, reflecting strong sales and earnings across all our segments. During the first half of fiscal 2010, performance was weaker than the second half of the year. The strength from the second half of fiscal 2010 has continued in the first half of fiscal 2011. It is unlikely that the same year-over-year increase experienced in the first half of fiscal 2011 will continue at a comparable rate in the second half of fiscal 2011. Sales and operating earnings of Avionics & Controls increased 15% and 59%, respectively, over the prior-year period and reflected strong sales and gross margins of avionics systems and control systems. Sales and operating earnings of Sensors & Systems increased 11% and 82%, respectively, over the prior-year period reflecting robust sales of both advanced sensors and power systems and increased gross margins of advanced sensors. Sales and operating earnings of Advanced Materials increased 8%

and 48%, respectively, over the prior-year period reflecting strong sales and gross margins of engineered materials. Income from continuing operations in the first six months of fiscal 2011 reflected an income tax rate of 20.4% compared to 23.4% in the prior-year period. The decrease in the income tax rate from the prior-year period was principally due to the retroactive extension of the U.S. federal research and experimentation credits and release of a valuation allowance related to a net operating loss of an acquired subsidiary. Income from discontinued operations for the first six months of fiscal 2010 was $0.03 per diluted share.

Net income during the first six months of fiscal 2011 was $75.9 million, or $2.44 per diluted share, compared with net income of $42.4 million, or $1.40 per diluted share, in the prior-year period.

Results of Operations

Three Month Period Ended April 29, 2011, Compared with Three Month Period Ended April 30, 2010

Sales for the second fiscal quarter increased 13.8% over the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Three Months Ended
		April 29, 2011	April 30, 2010

Avionics & Controls	16.5%	$231,532	$198,719
Sensors & Systems	13.2%	85,181	75,218
Advanced Materials	9.2%	118,564	108,555

Total Net Sales		$435,277	$382,492

The 16.5% increase in sales of Avionics & Controls was principally due to increased sales volumes of avionics systems of $18.4 million, control systems of $11.8 million, and a nominal increase of communication systems and interface technologies. The increase in avionics systems was principally due to strong cockpit integration and aviation products sales volumes. The increase in control systems reflected strong after-market sales and a $4.4 million retroactive price settlement due to product scope changes. Communication systems sales benefited from incremental sales from our Eclipse acquisition on December 30, 2010, partially offset by a $9.0 million decrease in certain communication systems sales for audio and data products for severe battlefield environments. The increase in interface technologies mainly reflected strong sales of input devices for medical and industrial commercial applications, partially offset by weaker demand for casino gaming applications.

The 13.2% increase in sales of Sensors & Systems reflected higher sales volume of advanced sensors of $4.2 million and power systems of $5.8 million. The increase in advanced sensors sales mainly reflected strong aftermarket demand for temperature sensors. The increase in power systems mainly reflected higher retrofit sales for commercial aviation. Sales in the second fiscal quarter of 2011 reflected a stronger pound sterling and euro relative to the U.S. dollar. The average exchange rate from the pound sterling to the U.S. dollar increased from 1.53 in the second fiscal quarter of 2010 to 1.61 in the second fiscal quarter of 2011. The average exchange rate from the euro to the U.S. dollar increased from 1.35 in the second fiscal quarter of 2010 to 1.40 in the second fiscal quarter of 2011.

The 9.2% increase in sales of Advanced Materials principally reflected decreased sales volumes of defense technologies of $3.7 million and increased sales volumes of engineered materials of $12.8 million. The decrease in defense technologies mainly reflected lower sales of flare countermeasures due to reduced demand and customer delaying shipments, partially offset by higher sales volumes of combustible ordnance. The increase in engineered materials primarily reflected strong demand for elastomer and insulation materials.

Overall, gross margin as a percentage of sales was 37.0%, compared to 33.1% in the same period a year ago. Gross profit was $160.9 million and $126.6 million for the second fiscal quarter of 2011 and 2010, respectively.

Avionics & Controls segment gross margin was 39.6% and 34.4% for the second fiscal quarter of 2011 and 2010, respectively. Segment gross profit was $91.6 million compared to $68.3 million in the prior-year period. Over 56% of the increase in gross profit was due to strong sales volume and improved gross margin on avionics systems reflecting increased sales volumes of cockpit integration for the T-6B military trainer as well as aviation products. Approximately 43% of the increase in gross profit was due to strong after-market sales of control systems and the $4.4 million retroactive price increase referenced above.

Sensors & Systems segment gross margin was 34.7% and 34.1% for the second fiscal quarter of 2011 and 2010, respectively. Segment gross profit was $29.5 million compared to $25.6 million in the prior-year period. The increase in gross profit was mainly due to strong power systems sales for a commercial aircraft retrofit program.

Advanced Materials segment gross margin was 33.5% compared to 30.1% for the same period one year ago. Segment gross profit was $39.8 million compared to $32.7 million in the prior-year period. Approximately 78% of the increase in gross profit was principally due to higher insulation material sales for a commercial aviation retrofit program and for petrochemical applications, as well as elastomer materials for commercial aviation applications. A $1.0 million increase in gross profit in defense technologies mainly reflected strong demand and increased prices for combustible ordnance and weakness for our non-U.S. countermeasures due to lower demand and delayed shipments. Management expects that demand for countermeasures will be at reduced levels for the remainder of fiscal 2011 compared to fiscal 2010.

Selling, general and administrative expenses (which include corporate expenses) totaled $72.4 million, or 16.6% of sales, and $64.1 million, or 16.7% of sales, for the second fiscal quarter of 2011 and 2010, respectively. The increase in selling, general and administrative expense principally reflected an increase of $3.3 million of corporate expense and a $3.7 million increase in selling, general and administrative expenses at our Avionics & Controls segment. The increase in corporate expense mainly reflected higher incentive compensation expense of $1.2 million and acquisition-related expenses of $1.4 million. The increase in selling, general and administrative expense at our Avionics & Controls segment principally reflected incremental selling, general and administrative expense from the acquisition of Eclipse.

Research, development and engineering spending was $21.3 million, or 4.9% of sales, for the second fiscal quarter of 2011 compared with $18.0 million, or 4.7% of sales, for the second fiscal quarter of 2010. The increase in research, development and engineering spending principally reflects spending on avionics systems and control systems developments. Fiscal 2011 research, development and engineering spending is expected to be approximately 5.0% of sales.

Total segment earnings (operating earnings excluding corporate expenses and other income or expense) for the second fiscal quarter of 2011 were $79.5 million, or 18.3% of sales, compared with $53.4 million, or 14.0% of sales, for the second fiscal quarter of 2010.

Avionics & Controls segment earnings were $44.9 million, or 19.4% of sales, in the second fiscal quarter of 2011 and $28.5 million, or 14.3% of sales, in the second fiscal quarter of 2010, mainly reflecting an $8.0 million increase in avionics systems, a $10.0 million increase in control systems, and a $1.6 million decrease in communication systems. Avionics systems benefited from increased gross profit, partially offset by a $3.3 million increase in research, development and engineering and a $1.9 million increase in selling, general and administrative expense. Control systems benefited from increased gross profit and a $1.1 million recovery of non-recurring engineering upon settlement with the customer. The decrease in communication systems earnings mainly reflected decreased gross profit from lower sales of certain communication systems for audio and data products for severe battlefield environments, resulting in a $3.0 million decrease in communication system earnings, partially offset by incremental income from the Eclipse acquisition.

Sensors & Systems segment earnings were $11.6 million, or 13.6% of sales, for the second fiscal quarter of 2011 compared with $7.8 million, or 10.4% of sales, for the second fiscal quarter of 2010, reflecting the increase in power systems earnings principally from increased gross profit.

Advanced Materials segment earnings were $23.0 million, or 19.4% of sales, for the second fiscal quarter of 2011 compared with $17.1 million, or 15.8% of sales, for the second fiscal quarter of 2010, primarily reflecting a

$6.6 million increase in engineered materials and a $1.2 million decrease in defense technologies. Defense technologies reflected a $2.4 million increase in combustible ordnance gross profit and a $1.3 million decrease in countermeasures gross profit, a $2.2 million increase in selling, general and administrative expenses and research, development and engineering expense. The increase in selling, general and administrative expenses reflected $1.3 million in severance costs due to a reduction in force at our non-U.S. flare countermeasure unit. The prior-year period benefited from a $0.6 million insurance recovery. The increase in engineering materials mainly reflected increased gross profit for elastomer and insulation materials.

Interest expense for the second fiscal quarter of 2011 was $9.0 million compared with $7.3 million for the second fiscal quarter of 2010, reflecting increased borrowings. During the second fiscal quarter of 2011, in connection with executing a new credit facility, the Company repaid its $118.8 million U.S. Term Loan and recorded a loss on extinguishment of debt of $0.8 million.

The income tax rate was 20.5% compared with 21.8% for the second fiscal quarter of 2011 and 2010, respectively. In the second fiscal quarter of 2011, we recognized $1.9 million of discrete tax benefits principally due to the release of a valuation allowance related to a net operating loss of an acquired subsidiary. In the second fiscal quarter of 2010, we recognized $0.2 million of discrete tax expense associated with the accrual of interest on tax reserves. The income tax rate differed from the statutory rate in the second fiscal quarter of 2011 and 2010, as both years benefited from various tax credits and certain foreign interest expense deductions.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk. We use forward contracts to hedge our foreign currency exchange risk. To the extent that these hedges qualify under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customer. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in a currency other than the functional currency of the Company for the three month period ended April 29, 2011, and April 30, 2010, are as follows:

(In thousands)		Three Months Ended
		April 29, 2011	April 30, 2010

Forward foreign currency contracts – gain (loss)		$2,434	$(796)
Forward foreign currency contracts – reclassified from AOCI		3,065	2,338
Embedded derivatives – (loss)		(1,350)	(775)
Revaluation of monetary assets/liabilities – gain (loss)		(3,695)	534

Total		$454	$1,301

Six Month Period Ended April 29, 2011, Compared with Six Month Period Ended April 30, 2010

Sales for the first six months increased 12.3% over the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Six Months Ended
		April 29, 2011	April 30, 2010

Avionics & Controls	14.9%	$423,999	$368,976
Sensors & Systems	11.2%	162,236	145,910
Advanced Materials	8.3%	219,841	202,916

Total Net Sales		$806,076	$717,802

The 14.9% increase in sales of Avionics & Controls reflected increased sales volumes of avionics systems of $32.4 million, control systems of $16.2 million, and communication systems and interface technologies of approximately $6.4 million. The increase in avionics systems was principally due to strong cockpit integration and aviation products sales volumes. The increase in communication systems mainly reflected the acquisition of Eclipse on December 30, 2010, partially offset by a $12.2 million decrease in sales of certain communication systems for audio and data products for severe battlefield environments. The increase in control systems was principally due to strong aftermarket demand for commercial aviation applications and the $4.4 million retroactive price settlement due to product scope changes as referenced above. The increase in interface technologies mainly reflected strong sales of input devices for medical and industrial commercial applications, partially offset by weaker demand for casino gaming applications.

The 11.2% increase in sales of Sensors & Systems reflected an increase sales volume of advanced sensors of $8.5 million and an increase of $7.8 million of power systems. The increase in advanced sensors sales mainly reflected higher OEM sales of pressure sensors and strong aftermarket demand. The increase in power systems mainly reflected higher retrofit sales for commercial aviation. Sales in the first three months of fiscal 2011 reflected a weaker pound sterling and euro relative to the U.S. dollar, while sales in the second three months of fiscal 2011 reflected a stronger pound sterling and euro relative to the U.S. dollar.

The 8.3% increase in sales of Advanced Materials principally reflected decreased sales volumes of defense technologies of $5.8 million and increased sales volumes of engineered materials of $21.1 million. The decrease in defense technologies mainly reflected lower sales of non-U.S. flare countermeasures due to reduced demand and customer delaying shipments, partially offset by higher sales volumes of combustible ordnance. The increase in engineered materials primarily reflected strong demand for elastomer and insulation materials.

Overall, gross margin as a percentage of sales was 36.4% and 31.9% for the first six months of fiscal 2011 and 2010, respectively. Gross profit was $293.1 million and $229.3 million for the first six months of fiscal of 2011 and 2010, respectively.

Avionics & Controls segment gross margin was 39.2% and 33.8% for the first six months of fiscal 2011 and 2010, respectively. Segment gross profit was $166.2 million compared to $124.9 million in the prior-year period. Approximately 65% of the increase in gross profit was due to strong sales volume and improved gross margin on avionics systems reflecting increased sales volumes of cockpit integrations for the T-6B military trainer, as well as aviation products. Approximately 28% of the increase in gross profit was due to strong after-market sales of control systems and the $4.4 million retroactive price increase referenced above.

Sensors & Systems segment gross margin was 35.1% and 33.0% for the first six months of fiscal 2011 and 2010, respectively. Segment gross profit was $56.9 million compared to $48.1 million in the prior-year period. Approximately 73% of the increase in gross profit reflected strong demand for advanced sensors for the aftermarket, as well as new OEM requirements. Approximately 27% of the increase in gross profit was due to strong power systems sales for a commercial aircraft retrofit program.

Advanced Materials segment gross margin was 31.8% for the first six months of fiscal 2011 compared to 27.8% for the same period one year ago. Segment gross profit was $69.9 million compared to $56.4 million in the prior-year period. Approximately 71% of the increase in gross profit was principally due to higher insulation material sales for a commercial aviation retrofit program and for petrochemical applications, as well as elastomer materials for commercial aviation applications. A $3.1 million increase in gross profit on defense technologies reflected strong demand and increased prices for combustible ordnance, which was partially offset by lower gross profit on non-U.S. flare countermeasures due to decreased demand and delayed shipments.

Selling, general and administrative expenses (which include corporate expenses) totaled $138.5 million, or 17.2% of sales, and $125.4 million, or 17.5% of sales, for the first six months of fiscal 2011 and 2010, respectively. The increase in selling, general and administrative expense principally reflected an increase of $6.1 million of corporate expense and a $6.6 million increase in selling, general and administrative expenses at our Avionics & Controls segment. The increase in corporate expense mainly reflected higher incentive compensation expense of $2.8 million and increased acquisition expenses of $1.5 million. The increase in selling, general and administrative expense at Avionics & Controls reflected $2.8 million in incremental selling, general and administrative expense from the acquisition of Eclipse and increased selling, general and administrative expenses at avionics systems.

Research, development and engineering spending was $40.9 million, or 5.1% of sales, for the first six months of fiscal 2011 compared with $34.8 million, or 4.8% of sales, for the first six months of 2010. The increase in research, development and engineering spending principally reflects spending on avionics systems, control systems, and defense technologies developments. Fiscal 2011 research, development and engineering spending is expected to be approximately 5.0% of sales.

Total segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first six months of fiscal 2011 totaled $136.7 million, or 17.0% of sales, compared with $86.1 million, or 12.0% of sales, for the first six months in fiscal 2010.

Avionics & Controls segment earnings were $75.9 million, or 17.9% of sales, in the first six months of fiscal 2011 and $47.9 million, or 13.0% of sales, in the first six months of fiscal 2010, mainly reflecting an $18.7 million increase in avionics systems, a $10.2 million increase in control systems, and a nominal decrease in communication systems. Avionics systems benefited from increased gross profit, partially offset by a $4.5 million increase in research, development and engineering expense and a $3.9 million increase in selling, general and administrative expense. Control systems benefited from increased gross profit and a $1.1 million recovery of non-recurring engineering upon settlement with the customer. Additionally, the prior-year period was impacted by $1.3 million in lease termination costs resulting from a facilities move. Control systems current year earnings were impacted by increased selling, general and administrative expenses of $2.0 million and increased research, development and engineering expense of $1.8 million. The decrease in communication systems earnings mainly reflected decreased gross profit from lower sales of certain communication systems for audio and data products for severe battlefield environments, resulting in a $3.1 million decrease in communication systems earnings, partially offset by incremental income from the Eclipse acquisition.

Sensors & Systems segment earnings were $22.6 million, or 13.9% of sales, for the first six months of fiscal 2011 compared with $12.4 million, or 8.5% of sales, for the first six months of fiscal 2010, reflecting a $6.4 million increase in advanced sensors and a $3.8 million increase in power systems. Both advanced sensors and power systems benefited from increased gross profit. Power systems earnings were also enhanced by higher customer funding of non-recurring engineering expenses related to the A400M program.

Advanced Materials segment earnings were $38.2 million, or 17.4% of sales, for the first six months of fiscal 2011 compared with $25.9 million, or 12.7% of sales, for the first six months of fiscal 2010, primarily reflecting a $10.8 million increase in engineering materials and a $0.8 million increase in defense technologies. Defense technologies principally reflected a $5.7 million increase in combustible ordnance gross profit, a $2.5 million decrease in countermeasures gross profit, a $1.3 million increase in severance costs due to a reduction in force at our non-U.S. flare countermeasure unit, increased research, engineering and development of $1.5 million, and a $0.6 million insurance recovery in the prior-year period. The increase in engineering materials mainly reflected increased gross profit for elastomer and insulation materials.

On December 30, 2010, we acquired all of the outstanding capital stock of Eclipse Electronic Systems, Inc. (Eclipse). Eclipse is a designer and manufacturer of embedded communications intercept receivers for signal intelligence applications. Eclipse is included in our Avionics & Controls segment.

Interest expense for the first six months of fiscal 2011 was $18.1 million compared with $15.3 million for the first six months of fiscal 2010, reflecting higher borrowings during most of the first six months of fiscal 2011.

The income tax rate was 20.4% compared with 23.4% for the first six months of fiscal 2011 and 2010, respectively. In the first six months of fiscal 2011, we recognized $3.3 million of discrete tax benefits principally due to the retroactive extension of the U.S. federal research and experimentation credits and release of a valuation allowance related to a net operating loss of an acquired subsidiary. In the first six months of fiscal 2010, we recognized $0.5 million of discrete tax expense mainly due to tax law changes in France. The income tax rate differed from the statutory rate in the first six months of fiscal 2011 and 2010, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next 12 months $5.9 million of benefits associated with research and experimentation tax credits, capital and operating losses that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk. We use forward contracts to hedge our foreign currency exchange risk. To the extent that these hedges qualify under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customer. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in currency other than the functional currency of the Company for the six month period ended April 29, 2011, and April 30, 2010, are as follows:

(In thousands)	Six Months Ended
	April 29, 2011	April 30, 2010

Forward foreign currency contracts – gain (loss)	$2,785	$(1,197)
Forward foreign currency contracts – reclassified from AOCI	5,713	4,326
Embedded derivatives – (loss)	(1,143)	(1,202)
Revaluation of monetary assets/liabilities – (loss)	(4,534)	(256)

Total	$2,821	$1,671

New orders for the first six months of fiscal 2011 were $862.1 million compared with $733.5 million for the same period in 2010. The increase in new orders principally reflects increased orders for Avionics & Controls of $47.5 million, including the acquired backlog of Eclipse, Sensors & Systems of $55.9 million, and Advanced Materials of $25.2 million. The increase in Avionics & Controls orders reflects a $20.2 million decrease in avionics systems, reflecting a delay in orders for cockpit integration for military transport aircraft. The increase in Advanced Materials orders reflects an increase in orders for engineered materials, partially offset by a $57.7 million decrease in orders for defense technologies, due to the timing of receiving orders. Backlog was $1.2 billion at April 29, 2011, compared to $1.1 billion at April 30, 2010, and at October 29, 2010.

Liquidity and Capital Resources

Cash and cash equivalents at April 29, 2011, totaled $391.5 million, a decrease of $30.6 million from October 29, 2010. Net working capital decreased to $664.9 million at April 29, 2011, from $752.2 million at October 29, 2010. Sources and uses of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $89.4 million and $71.7 million in the first six months of fiscal 2011 and 2010, respectively, reflecting increased income from continuing operations and increased cash receipts, partially offset by increased payments for inventory and income taxes.

Cash flows used by investing activities were $142.5 million and $26.3 million in the first six months of fiscal 2011 and 2010, respectively. Cash flows used by investing activities in the first six months of fiscal 2011 primarily reflected cash paid for acquisitions of $103.5 million and capital expenditures of $26.3 million. Cash flows used by investing activities in the first six months of fiscal 2010 primarily reflected cash paid for capital expenditures.

Cash flows provided by financing activities were $6.6 million and $5.9 million in the first six months of fiscal 2011 and 2010, respectively. Cash flows provided by financing activities in the first six months of fiscal 2011 primarily reflected proceeds from our new credit facility of $110.0 million and repayment of our U.S. Term Loan for $118.8 million.

On December 30, 2010, we acquired all of the outstanding capital stock of Eclipse for approximately $120.0 million, plus the change in net assets from July 31, 2010, to the actual closing balance sheet. The $120.0 million purchase price also includes cash of $14.0 million in contingent consideration, which was deposited in an escrow account and will be paid to the seller if certain performance objectives are met over a three-year period. The estimated fair value of the contingent consideration is $13.4 million. Eclipse is a designer and manufacturer of embedded communications intercept receivers for signal intelligence applications.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $55 million to $65 million during fiscal 2011, compared to $53.7 million expended in fiscal 2010. Capital expenditures for fiscal 2010 included $8.1 million under capitalized lease obligations for our newly constructed avionics controls facility and facility expansion noted above.

In March 2011, we entered into a secured credit facility for $460 million made available through a group of banks. The credit facility is secured by substantially all of our assets and interest is based on standard inter-bank offering rates. The spread will range from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At April 29, 2011, we had $110.0 million outstanding under the secured credit facility at an initial interest rate of LIBOR plus 1.75% or 1.97%.

Total debt at April 29, 2011, was $607.5 million and consisted of $168.5 million of Senior Notes due in 2017, $250.0 million of Senior Notes due in 2020, $44.4 million under capital lease obligations and $144.6 million in borrowings under our secured credit facility and various foreign currency debt agreements and other debt agreements.

On May 23, 2011, we entered into a share purchase agreement to acquire Souriau for 483.0 million euros (approximately $715 million), plus certain transaction cost of the seller, which we expect to finance through a combination of U.S. and non-U.S. cash, a draw on our existing secured credit facility, and a new international credit facility. In accordance with the terms of the agreement, subsequent to period end, we deposited $350 million in escrow as security for the purchase price. Souriau is a leading global supplier of highly engineered connectors for harsh environments serving aerospace, defense & space, power generation & rail, and industrial equipment markets. The transaction is expected to close in mid-July 2011, subject to customary closing procedures, including regulatory approvals.

Our non-U.S. subsidiaries had $283.0 million in cash and cash equivalents at April 29, 2011. Cash and cash equivalents at our U.S. parent and subsidiaries aggregated $108.5 million at April 29, 2011, and cash flow from these operations is sufficient to fund working capital, capital expenditures, acquisitions and debt repayments of our domestic operations. The earnings of our non-U.S. subsidiaries are considered to be indefinitely invested, and accordingly, no provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries. The amount of unrecognized deferred income tax liability for temporary differences related to investments in foreign subsidiaries is not practical to determine because of the complexities regarding the calculation of unremitted earnings and potential for tax credits.

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

There have been no significant changes in our exposure to market risk during the first six months of fiscal 2011. A discussion of our exposure to market risk is provided in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2010.

Item 4.	Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 29, 2011. Based upon that evaluation, they concluded as of April 29, 2011, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of April 29, 2011, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the time period covered by this report, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On March 30, 2011, the California Attorney General’s office filed a complaint against Kirkhill-TA, a subsidiary included in our Advanced Materials segment, with the Superior Court of California, Orange County, on behalf of California and the Santa Ana Regional Water Quality Control Board (Board) regarding the discharge of industrial waste water from its Brea, California, facility into Fullerton Creek and Craig Lake.

Prior to receipt of the complaint, management cooperated with the Board to address the discharge. Based upon our investigation, the discharge of waste water was unintentional, and was corrected as soon as the Board notified the Company of the discharge. At the request of the Board, we engaged an environmental engineering company to perform certain tests of the affected water. Concentrations of pollutants were below regulatory requirements. Additionally, our facility does not have a history of discharges of industrial waste. Accordingly, prior to receiving the complaint, management did not believe any significant remediation or penalties were likely.

The California water code authorizes courts to impose penalties based on the number of days in which the violation occurred and the volume of discharge. Utilizing this statutory formula and based on our calculations of the number of days that a violation occurred and the discharge volumes, management believes that the penalty imposed could be up to $1.8 million, although the Board has alleged that violations occurred over a longer period.

Based upon our review of the complaint, established statutory penalty factors, California’s Water Quality Enforcement Policy, a review of similar cases and the facts noted above, management believes that the possible range of penalties to be paid would be from low to high six figures. The amount of the estimated liability the Company recorded in the second quarter of fiscal 2011 as a contingent liability is not material.

From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe that adequate reserves for these liabilities have been made and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 6.	Exhibits

10.1	Share Purchase Agreement between FCPR Sagard, FCPR Sagard Connecteurs, Individuals, The Mezzanine Sellers as Sellers and Esterline Technologies Corporation as Buyer, dated May 23, 2011.

11	Schedule setting forth computation of basic and diluted earnings per common share for the three and six month periods ended April 29, 2011, and April 30, 2010.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of R. Bradley Lawrence) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.XML	XBRL Instance Document

101.XSD	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: June 3, 2011	By:	/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer)