Form 10-Q
period 2011-07-29
ESTERLINE TECHNOLOGIES CORP
filed 2011-09-06
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 29, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                       to

Commission file number   1-6357

          ESTERLINE TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2595091
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 31, 2011, 30,613,003 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of July 29, 2011 and October 29, 2010

(In thousands, except share amounts)

	July 29, 2011	October 29, 2010
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$207,838	$422,120
Cash in escrow	5,000	0
Accounts receivable, net of allowances of $5,845 and $4,865	364,303	309,242
Inventories
Raw materials and purchased parts	135,823	109,595
Work in process	216,933	99,592
Finished goods	92,015	53,186

	444,771	262,373

Income tax refundable	7,086	17,806
Deferred income tax benefits	49,342	37,539
Prepaid expenses	21,752	16,264
Other current assets	13,924	11,241

Total Current Assets	1,114,016	1,076,585

Property, Plant and Equipment	634,910	546,004
Accumulated depreciation	294,457	272,234

	340,453	273,770

Other Non-Current Assets
Goodwill	1,190,506	739,730
Intangibles, net	728,642	389,017
Debt issuance costs, net of accumulated amortization of $2,231 and $4,536	11,177	7,774
Deferred income tax benefits	93,276	87,622
Other assets	21,200	13,240

	$3,499,270	$2,587,738

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of July 29, 2011 and October 29, 2010

(In thousands, except share amounts)

	July 29, 2011	October 29, 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$125,079	$82,275
Accrued liabilities	289,630	215,094
Credit facilities	0	1,980
Current maturities of long-term debt	13,174	12,646
Deferred income tax liabilities	22,335	7,155
Federal and foreign income taxes	11,415	5,227

Total Current Liabilities	461,633	324,377

Long-Term Liabilities
Credit facilities	395,000	0
Long-term debt, net of current maturities	675,290	598,972
Deferred income tax liabilities	255,534	127,081
Pension and post-retirement obligations	91,072	105,333
Other liabilities	20,161	16,476

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 30,612,637 and 30,279,509 shares	6,123	6,056
Additional paid-in capital	549,512	528,724
Retained earnings	988,381	874,781
Accumulated other comprehensive income	52,371	3,235

Total Esterline shareholders’ equity	1,596,387	1,412,796
Noncontrolling interests	4,193	2,703

Total Shareholders’ Equity	1,600,580	1,415,499

	$3,499,270	$2,587,738

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Nine Month Periods Ended July 29, 2011 and July 30, 2010

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010

Net Sales	$409,512	$378,349	$1,215,588	$1,096,151
Cost of Sales	265,973	249,394	778,980	737,889

	143,539	128,955	436,608	358,262

Expenses
Selling, general & administrative	76,418	63,220	214,919	188,582
Research, development & engineering	23,075	17,262	63,945	52,012
Other income	(6,366)	(8)	(6,366)	(5)

Total Expenses	93,127	80,474	272,498	240,589

Operating Earnings from
Continuing Operations	50,412	48,481	164,110	117,673
Interest Income	(658)	(248)	(1,428)	(651)
Interest Expense	10,286	8,082	28,381	23,391
Loss on Extinguishment of Debt	0	0	831	0

Income from Continuing Operations Before Income Taxes	40,784	40,647	136,326	94,933
Income Tax Expense	2,821	1,364	22,323	14,077

Income from Continuing Operations Including Noncontrolling Interests	37,963	39,283	114,003	80,856
Income Attributable to Noncontrolling Interests	(222)	(30)	(328)	(108)

Income from Continuing Operations Attributable to Esterline	37,741	39,253	113,675	80,748
Income (Loss) from Discontinued Operations Attributable to Esterline, Net of Tax	(46)	605	(75)	1,483

Net Earnings Attributable to Esterline	$37,695	$39,858	$113,600	$82,231

Earnings Per Share Attributable to Esterline – Basic:
Continuing operations	$1.23	$1.31	$3.73	$2.70
Discontinued operations	.00	.02	.00	.05

Earnings Per Share Attributable to Esterline – Basic	$1.23	$1.33	$3.73	$2.75

Earnings Per Share Attributable to Esterline – Diluted:
Continuing operations	$1.21	$1.28	$3.65	$2.66
Discontinued operations	.00	.02	.00	.05

Earnings Per Share Attributable to Esterline – Diluted	$1.21	$1.30	$3.65	$2.71

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Month Periods Ended July 29, 2011 and July 30, 2010

(Unaudited)

(In thousands)

	Nine Months Ended
	July 29, 2011	July 30, 2010

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$113,928	$82,339
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	56,738	53,906
Deferred income taxes	823	(10,684)
Share-based compensation	5,781	5,295
Working capital changes, net of effect of acquisitions
Accounts receivable	34,625	(4,978)
Inventories	(34,924)	3,441
Prepaid expenses	(1,528)	(184)
Other current assets	(1,565)	(922)
Accounts payable	383	(760)
Accrued liabilities	1,773	10,535
Federal and foreign income taxes	3,577	(2,388)
Other liabilities	(20,112)	(2,706)
Other, net	(1,040)	1,313

	158,459	134,207

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(35,227)	(36,667)
Proceeds from sale of capital assets	913	428
Escrow deposit	(14,000)	0
Acquisitions, net of cash acquired	(811,914)	(768)

	(860,228)	(37,007)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Month Periods Ended July 29, 2011 and July 30, 2010

(Unaudited)

(In thousands)

	Nine Months Ended
	July 29, 2011	July 30, 2010

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	13,244	8,368
Excess tax benefits from stock options exercised	1,830	1,733
Dividends paid to noncontrolling interests	(238)	(234)
Debt and other issuance costs	(5,374)	0
Net change in credit facilities	395,000	(3,661)
Repayment of long-term debt	(118,158)	(2,059)
Proceeds from issuance of long-term debt	179,975	0
Proceeds from government assistance	14,950	8,509

	481,229	12,656

Effect of Foreign Exchange Rates on Cash	6,258	(3,740)

Net Increase (Decrease) in Cash and Cash Equivalents	(214,282)	106,116

Cash and Cash Equivalents – Beginning of Period	422,120	176,794

Cash and Cash Equivalents – End of Period	$207,838	$282,910

Supplemental Cash Flow Information
Cash Paid for Interest	$21,722	$21,091
Cash Paid for Taxes	25,407	30,843

Supplemental Non-cash Investing and Financing Activities Capital asset and lease obligation additions	$0	$8,139

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended July 29, 2011 and July 30, 2010

1.	The consolidated balance sheet as of July 29, 2011, the consolidated statement of operations for the three and nine month periods ended July 29, 2011, and July 30, 2010, and the consolidated statement of cash flows for the nine month periods ended July 29, 2011, and July 30, 2010, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2010, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 303,100 and 640,100 in the third fiscal quarter of 2011 and 2010, respectively. Shares used for calculating earnings per share are disclosed in the following table.

(In thousands)	Three Months Ended		Nine Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010

Shares Used for Basic Earnings Per Share	30,579	30,043	30,475	29,913
Shares Used for Diluted Earnings Per Share	31,260	30,558	31,144	30,394

5.	In June 2011, the Financial Accounting Standards Board (FASB) amended requirements for the presentation of other comprehensive income (OCI), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment is effective for the Company at the beginning of fiscal year 2013, with early adoption permitted. The adoption of this guidance will not impact the Company’s financial position, results of operations or cash flows and will only impact the presentation of OCI on the financial statements.

In May 2011, the FASB amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment is effective for the Company at the beginning of fiscal 2012, with early adoption prohibited. The adoption of this amendment is not expected to materially affect the Company’s financial statements.

6.	The Company’s comprehensive income is as follows:

(In thousands)	Three Months Ended		Nine Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010

Net Earnings	$37,695	$39,858	$113,600	$82,231
Change in Fair Value of Derivative Financial Instruments, Net of Tax (1)	(5,370)	(3,606)	(325)	(1,717)
Pension and Post-retirement Obligations, Net of Tax (2)	1,248	1,242	1,940	3,346
Foreign Currency Translation Adjustment	(26,247)	3,129	47,521	(21,671)

Comprehensive Income	$7,326	$40,623	$162,736	$62,189

(1)

Net of tax benefit of $2,201 and $1,556 for the third fiscal quarter of 2011 and 2010, respectively. Net of tax (expense) benefit of $(4) and $701 for the first nine months of fiscal 2011 and 2010, respectively.

(2)

Net of tax expense of $(714) and $(706) for the third fiscal quarter of 2011 and 2010, respectively. Net of tax expense of $(1,406) and $(1,732) for the first nine months of fiscal 2011 and 2010, respectively.

The Company’s accumulated other comprehensive income (loss) is comprised of the following:

(In thousands)	July 29, 2011	October 29, 2010

Net unrealized gain on derivative contracts	$9,631	$9,956
Pension and post-retirement obligations	(63,545)	(65,485)
Currency translation adjustment	106,285	58,764

Total accumulated other comprehensive income	$52,371	$3,235

7.	On July 26, 2011, the Company acquired all of the outstanding capital stock of the Souriau Group (Souriau) for approximately $726.7 million, including cash of $17.8 million. Souriau is a leading global supplier of highly- engineered connectors for harsh environments serving aerospace, defense & space, power generation, rail, and industrial equipment markets. Souriau is included in the Sensors & Systems segment.

The following summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is preliminary. Differences between the preliminary and final purchase price allocation could be material. We have not completed our analysis estimating the fair value of property, plant and equipment, intangible assets, income tax liabilities and certain contingent liabilities. The estimated fair value adjustment for inventory is $41.7 million, which will be recognized as cost of goods sold over 4.5 months, which is the estimated inventory turnover. The purchase price includes the value of future development of existing technologies, the introduction of new technologies, and the addition of new customers. These factors resulted in recording goodwill of $366.8 million. The amount allocated to goodwill is not deductible for income tax purposes. The Company incurred transaction expenses of $7.8 million. The Company also benefited from $6.4 million in gains related to foreign currency fluctuation associated with acquiring Souriau.

(In thousands) As of July 26, 2011

Current assets	$229,923
Property, plant and equipment	55,559
Intangible assets subject to amortization Programs (15 year weighted average useful life)	289,396
Goodwill	366,816
Other assets	553

Total assets acquired	942,247

Current liabilities assumed	113,584
Long-term liabilities assumed	101,958

Net assets acquired	$726,705

Pro Forma Financial Information

The following pro forma financial information shows the results of continuing operations for the three and nine months ended July 29, 2011, and July 30, 2010, respectively, as though the acquisition of Souriau had occurred at the beginning of each respective fiscal year. The pro forma financial information includes, where applicable, adjustments for: (i) the amortization of acquired intangible assets, (ii) additional interest expense on acquisition related borrowings and (iii) the income tax effect on the pro forma adjustments. The pro forma adjustments related to the acquisition of Souriau are based on a preliminary purchase price allocation. Differences between the preliminary and final purchase price allocation could have an impact on the pro forma financial information presented and such impact could be material. The pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future.

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010

Pro forma net sales	$504,498	$457,052	$1,473,427	$1,317,064
Pro forma net income	$44,498	$44,459	$128,222	$85,083

Basic earnings per share as reported	$1.23	$1.33	$3.73	$2.75
Pro forma basic earnings per share	$1.46	$1.48	$4.21	$2.84

Diluted earnings per share as reported	$1.21	$1.30	$3.65	$2.71
Pro forma diluted earnings per share	$1.42	$1.45	$4.12	$2.80

8.	On December 30, 2010, the Company acquired all of the outstanding capital stock of Eclipse Electronic Systems, Inc. (Eclipse) for approximately $120.0 million, plus the change in net assets from July 31, 2010, to the actual closing balance sheet. The $120.0 million purchase price includes cash of $14.0 million in contingent consideration, which was deposited in an escrow account and will be paid to the seller if certain performance objectives are met over the three-year period. The estimated fair value of the contingent consideration is $13.4 million. Eclipse is a designer and manufacturer of embedded communications intercept receivers for signal intelligence applications. Eclipse is included in the Avionics & Controls segment.

The following summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is preliminary. We have not completed our analysis estimating the fair value of property, plant and equipment, intangible assets, income tax liabilities and certain contingent liabilities. The purchase price includes the value of future development of existing technologies, the introduction of new technologies, and the addition of new customers. These factors resulted in recording goodwill of $64.4 million. The amount allocated to goodwill is not deductible for income tax purposes.

(In thousands)
As of December 30, 2010

Current assets	$32,826
Property, plant and equipment	2,154
Intangible assets subject to amortization
Technology (9 year weighted average useful life)	50,100
Tradename (3 year useful life)	1,400
Goodwill	64,400

Total assets acquired	150,880

Current liabilities assumed	35,080
Long-term liabilities assumed	8,350

Net assets acquired	$107,450

9.	On September 8, 2010, the Company sold Pressure Systems, Inc., which was included in the Sensors & Systems segment, for approximately $25.0 million, resulting in an after tax gain of $10.4 million. As a result, the consolidated income statement presents Pressure Systems, Inc. as discontinued operations. Loss from discontinued operations was $75,000 for the first nine months of 2011.

The operating results of the discontinued operations for the three and nine month periods ended July 30, 2010, consisted of the following:

(In thousands)	Three Months Ended	Nine Months Ended

Sales	$5,137	$14,315

Income from discontinued operations before income taxes	969	2,368
Income tax expense	(364)	(885)

Income from discontinued operations	$605	$1,483

10.	Subsequent to period end, the Company entered into a sale agreement to dispose of a warehouse facility in Brea, California, for approximately $6.7 million. The transaction is expected to close in the fourth quarter, resulting in a gain of approximately $3.1 million.

11.	The income tax rate was 16.4% compared with 14.8% for the first nine months of fiscal 2011 and 2010, respectively. In the first nine months of fiscal 2011, we recognized $11.0 million of discrete tax benefits principally related to the following items. The first item was approximately $3.3 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits and the release of a valuation allowance related to a net operating loss of an acquired subsidiary. The second item was approximately $5.6 million of tax benefits associated with net operating losses of an acquired subsidiary as a result of concluding a tax examination. The third item was approximately $3.2 million of net reduction of deferred tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.

In the first nine months of fiscal 2010, we recognized $7.2 million of discrete tax benefits principally related to the following two items. The first item was approximately $6.4 million of tax benefit as a result of the release of tax reserves for uncertain tax positions associated with losses on the disposition of assets. This release of tax reserves resulted from the expiration of a statute of limitations. The second item was approximately $1.6 million of net reduction in deferred income tax liabilities, which was the result of the enactment of tax laws reducing the U.K. statutory income tax rate.

The income tax rate differed from the statutory rate in the first nine months of fiscal 2011 and 2010, as both years benefited from various tax credits and certain foreign interest expense deductions.

During the third fiscal quarter of 2011, approximately $4.8 million of unrecognized tax benefits associated with research and experimentation tax credits, capital and operating losses were recognized as a result of settlement of examinations. It is reasonably possible that within the next 12 months approximately $0.9 million of tax benefits associated with research and experimentation tax credits, capital and operating losses that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.

12.	As of July 29, 2011, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the first nine months of fiscal 2011 and 2010 was $5.8 million and $5.3 million, respectively. During the first nine months of fiscal 2011 and 2010, the Company issued 333,128 and 301,483 shares, respectively, under its employee stock plans.

Employee Stock Purchase Plan

The Company converted the ESPP to a “safe harbor” design on December 16, 2008. Under the safe harbor design, shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded under the ESPP.

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 316,300 options and 355,800 options in the nine month periods ended July 29, 2011, and July 30, 2010, respectively. The weighted-average grant date fair value of options granted during the nine month periods ended July 29, 2011, and July 30, 2010, was $32.58 per share and $21.38 per share, respectively.

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

Nine Months Ended
	July 29, 2011	July 30, 2010

Volatility	40.8 – 42.8%	43.0 – 43.2%
Risk-free interest rate	2.02 – 3.64%	2.42 – 4.0%
Expected life (years)	4.5 – 9.5	4.5 – 9.5
Dividends	0	0

Employee Sharesave Scheme

The Company offered shares under its employee sharesave scheme for U.K. employees. This plan allows participants the option to purchase shares at a 5% discount of the market price of the stock as of the beginning of the offering period. The term of these options is three years. The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan. Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 9,956 and 10,133 options in the first nine month periods ended July 29, 2011, and July 30, 2010, respectively. The weighted-average grant date fair value of options granted during the nine month periods ended July 29, 2011, and July 30, 2010, were $26.14 and $18.64, respectively.

The fair value of the awards under the employee sharesave scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect at the time of grant.

	Nine Months Ended
	July 29, 2011	July 30, 2010

Volatility	51.10%	51.61%
Risk-free interest rate	0.98%	1.34%
Expected life (years)	3	3
Dividends	0	0

13.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC. Components of periodic pension cost consisted of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Components of Net Periodic Pension Cost
Service cost	$2,359	$1,917	$6,913	$5,708
Interest cost	4,705	4,722	13,945	13,760
Expected return on plan assets	(5,096)	(4,460)	(15,207)	(13,239)
Amortization of prior service cost	4	5	14	15
Amortization of actuarial loss	2,091	1,984	6,097	5,681

Net Periodic Cost	$4,063	$4,168	$11,762	$11,925

The Company’s principal post-retirement plans include non-U.S. plans, which are non-contributory healthcare and life insurance plans. The components of expense of these other retirement benefits consisted of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Components of Net Periodic
Post-Retirement Plans Cost
Service cost	$141	$79	$416	$237
Interest cost	178	176	524	526
Amortization of actuarial gain	(4)	(19)	(12)	(57)

Net Periodic Cost	$315	$236	$928	$706

14.	In March 2011, the Company entered into a secured credit facility for $460.0 million made available through a group of banks. The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. The credit facility expires in March 2016. The spread will range from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. The Company repaid the U.S. Term Loan in March 2011 for $118.8 million. At July 29, 2011, the Company had $395.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.75% or 1.94%.

In July 2011, the Company amended the secured credit facility to provide for a new €125.0 million term loan (Euro Term Loan) to Esterline Technologies Europe Limited. The interest rate spread on the Euro Term Loan will range from Euro LIBOR plus 1.5% to Euro LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At July 29, 2011, the Company had €125.0 million outstanding or $180.0 million under the Euro Term Loan at an interest rate of Euro LIBOR plus 1.75% or 3.16%. The loan amortizes at 1.25% of the outstanding balance quarterly through March 2016, with the remaining balance due in July 2016.

15.	On March 30, 2011, the California Attorney General’s office filed a complaint against Kirkhill-TA, a subsidiary included in the Advanced Materials segment, with the Superior Court of California, Orange County, on behalf of California and the Santa Ana Regional Water Quality Control Board (Board) regarding the discharge of industrial waste water from its Brea, California, facility into Fullerton Creek and Craig Lake.

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

The California water code authorizes courts to impose penalties based on the number of days in which the violation occurred and the volume of the discharge. Utilizing this statutory formula and based on management’s calculation of the number of days that a violation occurred and the discharge volumes, management believes that the penalty that will be imposed is approximately $1.9 million, although the Board has alleged that violations occurred over a longer period.

Based upon the Company’s review of the complaint, established statutory penalty factors, California’s Water Quality Enforcement Policy, a review of similar cases and the facts noted above, the Company recorded a $1.9 million contingent liability at July 29, 2011.

16.	Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value. An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy of fair value measurements is described below:

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at July 29, 2011, and October 29, 2010.

(In thousands)	Level 2
	July 29, 2011	October 29, 2010
Assets:
Derivative contracts designated as hedging instruments	$11,328	$11,552
Derivative contracts not designated as hedging instruments	$2,950	$1,256
Embedded derivatives	$19	$23

Liabilities:
Derivative contracts designated as hedging instruments	$184	$950
Derivative contracts not designated as hedging instruments	$334	$782
Embedded derivatives	$1,421	$1,815

(In thousands)	Level 3
	July 29, 2011	October 29, 2010
Liabilities:
Contingent purchase obligation	$13,350	$0

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

17.	The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and interest rate swap contracts for the purpose of minimizing exposure to changes in foreign currency exchange rates on business transactions and interest rates, respectively. The Company’s policy is to execute such instruments with banks the Company believes to be creditworthy and not to enter into derivative financial instruments for speculative purposes. These derivative financial instruments do not subject the Company to undue risk, as gains and losses on these instruments generally offset gains and losses on the underlying assets, liabilities, or anticipated transactions that are being hedged.

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company does not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of July 29, 2011. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of July 29, 2011, and October 29, 2010, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $369.5 million and $245.5 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In November 2010, the Company entered into an interest rate swap agreement for $100.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on the $100.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.865% and was 5.121% at July 29, 2011. The fair value of the Company’s interest rate swap was a $1.5 million liability at July 29, 2011, and was estimated by discounting expected cash flows using market interest rates. The Company records interest receivable and interest payable on interest rate swaps on a net basis. In December 2010, the Company entered into an interest rate swap agreement for $75.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on the $75.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.47% and was 4.726% at July 29, 2011. The fair value of the Company’s interest rate swap was a $0.2 million asset at July 29, 2011, and was estimated by discounting expected cash flows using market interest rates. The Company recognized a net interest receivable of $1.2 million at July 29, 2011.

Embedded Derivative Instruments

The Company’s embedded derivatives are the result of entering into sales or purchase contracts that are denominated in a currency other than the Company’s functional currency or the supplier’s or customer’s functional currency.

Net Investment Hedge

In July 2011, the Company entered into a Euro Term Loan for €125.0 million under the secured credit facility. The Company designated the Euro Term Loan a hedge of the investment in a certain French business unit. The foreign currency gain or loss that is effective as a hedge is reported as a component of other comprehensive income in shareholders’ equity. To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings. There was no ineffectiveness.

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at July 29, 2011, and October 29, 2010, consisted of:

(In thousands)		Fair Value
	Classification	July 29, 2011	October 29, 2010
Foreign currency forward exchange contracts:	Other current assets	$13,347	$11,218
	Other assets	931	1,590
	Accrued liabilities	501	1,563
	Other liabilities	17	169

Embedded derivative instruments:	Other current assets	$19	$23
	Accrued liabilities	80	189
	Other liabilities	1,341	1,626

Interest rate swap:	Accrued liabilities	$1,336	$0

The effect of derivative instruments on the Consolidated Statement of Operations for the three and nine month periods ended July 29, 2011, and July 30, 2010, consisted of:

(In thousands)		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Fair Value Hedges:
Interest rate swap contracts	Interest Expense	$737	$676	$1,934	$2,772
Embedded derivatives	Sales	$1,413	$422	$533	$(794)

Cash Flow Hedges:
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCI (effec- tive portion)	AOCI	$(14,645)	$(7,187)	$(8,805)	$(8,722)
Amount of gain (loss) reclassified from AOCI into income	Sales	$7,076	$2,026	$8,484	$6,304

Net Investment Hedges:
Euro term loan	AOCI	$(1,413)	$0	$0	$0

During the first nine months of fiscal 2011 and 2010, the Company recorded gains of $1.6 million and $1.0 million, respectively, on foreign currency forward exchange contracts that have not been designated as an accounting hedge. These foreign currency exchange gains are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first nine months of fiscal 2011. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first nine months of fiscal 2011.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $10.6 million of net gain into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at July 29, 2011, is 21 months.

18.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended		Nine Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Sales
Avionics & Controls	$208,021	$194,300	$632,020	$563,276
Sensors & Systems	88,605	74,110	250,841	220,020
Advanced Materials	112,886	109,939	332,727	312,855

Total Sales	$409,512	$378,349	$1,215,588	$1,096,151

Income from Continuing Operations
Avionics & Controls	28,604	$30,464	$104,523	$78,357
Sensors & Systems	10,837	9,588	33,403	21,978
Advanced Materials	18,797	19,175	57,044	45,032

Segment Earnings	58,238	59,227	194,970	145,367

Corporate expense	(14,192)	(10,754)	(37,226)	(27,699)
Other income	6,366	8	6,366	5
Interest income	658	248	1,428	651
Interest expense	(10,286)	(8,082)	(28,381)	(23,391)
Loss on extinguishment of debt	0	0	(831)	0

	$40,784	$40,647	$136,326	$94,933

19.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of July 29, 2011, and October 29, 2010, and for the applicable periods ended July 29, 2011, and July 30, 2010, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the current subsidiary guarantors (Guarantor Subsidiaries) of the secured credit facility, Senior Notes due 2017, and Senior Notes due 2020; and (c) on a combined basis, the subsidiaries that are not guarantors of the secured credit facility, Senior Notes due 2017, and Senior Notes due 2020 (Non-Guarantor Subsidiaries). The Guarantor Subsidiaries previously guaranteed the Senior Subordinated Notes due 2013 that were repurchased or otherwise redeemed in August 2010. The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the secured credit facility, the Senior Notes due 2017, the Senior Notes due 2020, and the Senior Subordinated Notes (until such Senior Subordinated Notes were repurchased or otherwise redeemed in August 2010).

Condensed Consolidating Balance Sheet as of July 29, 2011

(In thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$74,798	$4,402	$128,638	$0	$207,838
Escrow deposit	5,000	0	0	0	5,000
Accounts receivable, net	12	130,640	233,651	0	364,303
Inventories	0	152,978	291,793	0	444,771
Income tax refundable	7,086	0	0	0	7,086
Deferred income tax benefits	23,726	(761)	26,377	0	49,342
Prepaid expenses	120	5,373	16,259	0	21,752
Other current assets	26	140	13,758	0	13,924

Total Current Assets	110,768	292,772	710,476	0	1,114,016

Property, Plant & Equipment, Net	988	163,602	175,863	0	340,453
Goodwill	0	310,576	879,930	0	1,190,506
Intangibles, Net	0	131,882	596,760	0	728,642
Debt Issuance Costs, Net	9,419	0	1,758	0	11,177
Deferred Income Tax Benefits	45,908	3,661	43,707	0	93,276
Other Assets	9,356	2,540	9,304	0	21,200
Amounts Due From (To) Subsidiaries	459,395	307,875	0	(767,270)	0
Investment in Subsidiaries	1,880,484	617,069	294,183	(2,791,736)	0

Total Assets	$2,516,318	$1,829,977	$2,711,981	$(3,559,006)	$3,499,270

(In thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$849	$29,577	$94,653	$0	$125,079
Accrued liabilities	25,455	85,461	178,714	0	289,630
Credit facilities	0	0	0	0	0
Current maturities of long-term debt	0	273	12,901	0	13,174
Deferred income tax liabilities	197	251	21,887	0	22,335
Federal and foreign income taxes	(2,712)	(23,726)	37,853	0	11,415

Total Current Liabilities	23,789	91,836	346,008	0	461,633

Credit Facilities	395,000	0	0	0	395,000
Long-Term Debt, Net	423,664	44,241	207,385	0	675,290
Deferred Income Tax Liabilities	52,590	21,301	181,643	0	255,534
Pension and Post- Retirement Obligations	15,861	24,369	50,842	0	91,072
Other Liabilities	4,834	8,555	6,772	0	20,161
Amounts Due To (From) Subsidiaries	0	0	438,586	(438,586)	0
Shareholders’ Equity	1,600,580	1,639,675	1,480,745	(3,120,420)	1,600,580

Total Liabilities and Shareholders’ Equity	$2,516,318	$1,829,977	$2,711,981	$(3,559,006)	$3,499,270

Condensed Consolidating Statement of Operations for the three month period ended July 29, 2011.

(In thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$215,058	$195,162	$(708)	$409,512
Cost of Sales	0	141,994	124,687	(708)	265,973

	0	73,064	70,475	0	143,539
Expenses
Selling, general and administrative	0	35,803	40,615	0	76,418
Research, development and engineering	0	8,973	14,102	0	23,075
Other income	0	0	(6,366)	0	(6,366)

Total Expenses	0	44,776	48,351	0	93,127

Operating Earnings from Continuing Operations	0	28,288	22,124	0	50,412
Interest Income	(3,748)	(794)	(6,908)	10,792	(658)
Interest Expense	8,628	5,326	7,124	(10,792)	10,286
Loss on Extinguishment of Debt	0	0	0	0	0

Income (Loss) from Continuing Operations Before Taxes	(4,880)	23,756	21,908	0	40,784
Income Tax Expense (Benefit)	(1,250)	1,640	2,431	0	2,821

Income (Loss) from Continuing Operations Including Noncontrolling Interests	(3,630)	22,116	19,477	0	37,963
Loss (Income) Attributable to Noncontrolling Interests	0	0	(222)	0	(222)

Income (Loss) from Continuing Operations Attributable to Esterline	(3,630)	22,116	19,255	0	37,741
Income from Discontinued Operations Attributable to Esterline, Net of Tax	0	(46)	0	0	(46)
Equity in Net Income of Consolidated Subsidiaries	41,325	9,492	(1,365)	(49,452)	0

Net Income (Loss) Attributable to Esterline	$37,695	$31,562	$17,890	$(49,452)	$37,695

Condensed Consolidating Statement of Operations for the nine month period ended July 29, 2011.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$640,539	$576,745	$(1,696)	$1,215,588
Cost of Sales	0	410,499	370,177	(1,696)	778,980

	0	230,040	206,568	0	436,608
Expenses
Selling, general and administrative	0	99,909	115,010	0	214,919
Research, development and engineering	0	26,891	37,054	0	63,945
Other income	0	0	(6,366)	0	(6,366)

Total Expenses	0	126,800	145,698	0	272,498

Operating Earnings from Continuing Operations	0	103,240	60,870	0	164,110
Interest Income	(10,770)	(2,053)	(18,007)	29,402	(1,428)
Interest Expense	24,348	15,413	18,022	(29,402)	28,381
Loss on Extinguishment of Debt	831	0	0	0	831

Income (Loss) from Continuing Operations
Before Taxes	(14,409)	89,880	60,855	0	136,326
Income Tax Expense (Benefit)	(3,527)	12,635	13,215	0	22,323

Income (Loss) from Continuing Operations
Including Noncontrolling Interests	(10,882)	77,245	47,640	0	114,003
Income (Loss) Attributable to Noncontrolling Interests	0	0	(328)	0	(328)

Income (Loss) from Continuing Operations Attributable to Esterline	(10,882)	77,245	47,312	0	113,675
Income from Discontinued Operations Attributable to Esterline, Net of Tax	0	(75)	0	0	(75)
Equity in Net Income of Consolidated Subsidiaries	124,482	22,354	1,127	(147,963)	0

Net Income (Loss) Attributable to Esterline	$113,600	$99,524	$48,439	$(147,963)	$113,600

Condensed Consolidating Statement of Cash Flows for the nine month period ended July 29, 2011.

(In thousands)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$113,928	$99,524	$48,439	$(147,963)	$113,928
Depreciation & amortization	0	26,389	30,349	0	56,738
Deferred income taxes	8,727	(18)	(7,886)	0	823
Share-based compensation	0	2,643	3,138	0	5,781
Working capital changes, net of effect of acquisitions
Accounts receivable	262	9,055	25,308	0	34,625
Inventories	0	(16,564)	(18,360)	0	(34,924)
Prepaid expenses	(71)	355	(1,812)	0	(1,528)
Other current assets	(26)	(96)	(1,443)	0	(1,565)
Accounts payable	(95)	833	(355)	0	383
Accrued liabilities	5,399	(318)	(3,308)	0	1,773
Federal & foreign income taxes	3,477	(4,591)	4,691	0	3,577
Other liabilities	(632)	(17,956)	(1,524)	0	(20,112)
Other, net	1,539	(12,165)	9,586	0	(1,040)

	132,508	87,091	86,823	(147,963)	158,459

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(102)	(17,202)	(17,923)	0	(35,227)
Proceeds from sale of capital assets	0	262	651	0	913
Escrow deposit	(14,000)	0	0	0	(14,000)
Acquisitions, net of cash acquired	0	(103,039)	(708,875)	0	(811,914)

	(14,102)	(119,979)	(726,147)	0	(860,228)

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	13,244	0	0	0	13,244
Excess tax benefits from stock options exercised	1,830	0	0	0	1,830
Dividends paid to non- controlling interests	0	0	(238)	0	(238)
Debt and other issuance costs	(3,616)	0	(1,758)	0	(5,374)
Net change in credit facilities	395,000	0	0	0	395,000
Repayment of long-term debt	(120,313)	(255)	2,410	0	(118,158)
Proceeds from issuance of long-term debt	0	0	179,975	0	179,975
Proceeds from government assistance	0	0	14,950	0	14,950
Net change in intercompany financing	(534,804)	35,232	351,609	147,963	0

	(248,659)	34,977	546,948	147,963	481,229

Effect of foreign exchange rates on cash	1	(4)	6,261	0	6,258

Net increase (decrease) in cash and cash equivalents	(130,252)	2,085	(86,115)	0	(214,282)
Cash and cash equivalents – beginning of year	205,050	2,317	214,753	0	422,120

Cash and cash equivalents – end of year	$74,798	$4,402	$128,638	$0	$207,838

Condensed Consolidating Balance Sheet as of October 29, 2010

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$205,050	$2,317	$214,753	$0	$422,120
Accounts receivable, net	274	131,531	177,437	0	309,242
Inventories	0	118,567	143,806	0	262,373
Income tax refundable	12,548	0	5,258	0	17,806
Deferred income tax benefits	23,507	(1,627)	15,659	0	37,539
Prepaid expenses	49	5,729	10,486	0	16,264
Other current assets	0	1	11,240	0	11,241

Total Current Assets	241,428	256,518	578,639	0	1,076,585

Property, Plant & Equipment, Net	1,249	162,407	110,114	0	273,770
Goodwill	0	246,176	493,554	0	739,730
Intangibles, Net	0	89,812	299,205	0	389,017
Debt Issuance Costs, Net	7,774	0	0	0	7,774
Deferred Income Tax Benefits	44,407	3,537	39,678	0	87,622
Other Assets	(69)	2,004	11,305	0	13,240
Amounts Due From (To) Subsidiaries	41,529	271,345	0	(312,874)	0
Investment in Subsidiaries	1,710,032	149,607	227,869	(2,087,508)	0

Total Assets	$2,046,350	$1,181,406	$1,760,364	$(2,400,382)	$2,587,738

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$944	$28,345	$52,986	$0	$82,275
Accrued liabilities	18,662	73,870	122,562	0	215,094
Credit facilities	0	0	1,980	0	1,980
Current maturities of long-term debt	10,938	80	1,628	0	12,646
Deferred income tax liabilities	197	278	6,680	0	7,155
Federal and foreign income taxes	(727)	(20,522)	26,476	0	5,227

Total Current Liabilities	30,014	82,051	212,312	0	324,377

Long-Term Debt, Net	534,375	44,525	20,072	0	598,972
Deferred Income Tax Liabilities	40,300	123	86,658	0	127,081
Pension and Post- Retirement Obligations	16,629	42,279	46,425	0	105,333
Other Liabilities	9,533	251	6,692	0	16,476
Amounts Due To (From) Subsidiaries	0	0	310,115	(310,115)	0
Shareholders’ Equity	1,415,499	1,012,177	1,078,090	(2,090,267)	1,415,499

Total Liabilities and Shareholders’ Equity	$2,046,350	$1,181,406	$1,760,364	$(2,400,382)	$2,587,738

Condensed Consolidating Statement of Operations for the three month period ended July 30, 2010.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$200,614	$177,922	$(187)	$378,349
Cost of Sales	0	131,905	117,676	(187)	249,394

	0	68,709	60,246	0	128,955
Expenses
Selling, general and administrative	0	32,160	31,060	0	63,220
Research, development and engineering	0	8,572	8,690	0	17,262
Other income	0	0	(8)	0	(8)

Total Expenses	0	40,732	39,742	0	80,474

Operating Earnings from Continuing Operations	0	27,977	20,504	0	48,481
Interest Income	(5,400)	(627)	(6,595)	12,374	(248)
Interest Expense	6,978	5,039	8,439	(12,374)	8,082

Income (Loss) from Continuing Operations Before Taxes	(1,578)	23,565	18,660	0	40,647
Income Tax Expense (Benefit)	(351)	5,559	(3,844)	0	1,364

Income (Loss) from Continuing Operations Including Noncontrolling Interests	(1,227)	18,006	22,504	0	39,283
Income Attributable to Noncontrolling Interests	0	0	(30)	0	(30)

Income (Loss) from Continuing Operations Attributable to Esterline	(1,227)	18,006	22,474	0	39,253
Income from Discontinued Operations Attributable to Esterline, Net of Tax	0	605	0	0	605
Equity in Net Income of Consolidated Subsidiaries	41,085	11,216	659	(52,960)	0

Net Income (Loss) Attributable to Esterline	$39,858	$29,827	$23,133	$(52,960)	$39,858

Condensed Consolidating Statement of Operations for the nine month period ended July 30, 2010.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$563,621	$533,198	$(668)	$1,096,151
Cost of Sales	0	376,624	361,933	(668)	737,889

	0	186,997	171,265	0	358,262
Expenses
Selling, general and administrative	0	89,494	99,088	0	188,582
Research, development and engineering	0	22,003	30,009	0	52,012
Other income	0	0	(5)	0	(5)

Total Expenses	0	111,497	129,092	0	240,589

Operating Earnings from Continuing Operations	0	75,500	42,173	0	117,673
Interest Income	(13,179)	(1,881)	(26,565)	40,974	(651)
Interest Expense	20,142	14,920	29,303	(40,974)	23,391

Income (Loss) from Continuing Operations Before Taxes	(6,963)	62,461	39,435	0	94,933
Income Tax Expense (Benefit)	(1,585)	14,240	1,422	0	14,077

Income (Loss) from Continuing Operations Including Noncontrolling Interests	(5,378)	48,221	38,013	0	80,856
Income Attributable to Noncontrolling Interests	0	0	(108)	0	(108)

Income (Loss) from Continuing Operations
Attributable to Esterline	(5,378)	48,221	37,905	0	80,748
Income from Discontinued Operations Attributable to Esterline	0	1,483	0	0	1,483
Equity in Net Income of Consolidated Subsidiaries	87,609	17,797	963	(106,369)	0

Net Income (Loss) Attributable to Esterline	$82,231	$67,501	$38,868	$(106,369)	$82,231

Condensed Consolidating Statement of Cash Flows for the nine month period ended July 30, 2010.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$82,231	$67,501	$38,976	$(106,369)	$82,339
Depreciation & amortization	0	24,077	29,829	0	53,906
Deferred income taxes	(3,508)	43	(7,219)	0	(10,684)
Share-based compensation	0	2,469	2,826	0	5,295
Working capital changes, net of effect of acquisitions Accounts receivable	(67)	1,435	(6,346)	0	(4,978)
Inventories	0	(53)	3,494	0	3,441
Prepaid expenses	0	(736)	552	0	(184)
Other current assets	0	0	(922)	0	(922)
Accounts payable	1	4,793	(5,554)	0	(760)
Accrued liabilities	(380)	16,010	(5,095)	0	10,535
Federal & foreign income taxes	(6,484)	(2,947)	7,043	0	(2,388)
Other liabilities	6,562	(4,973)	(4,295)	0	(2,706)
Other, net	0	248	1,065	0	1,313

	78,355	107,867	54,354	(106,369)	134,207

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(63)	(14,202)	(22,402)	0	(36,667)
Proceeds from sale of capital assets	0	216	212	0	428
Acquisitions, net of cash acquired	0	(360)	(408)	0	(768)

	(63)	(14,346)	(22,598)	0	(37,007)

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	8,368	0	0	0	8,368
Excess tax benefits from stock options exercised	1,733	0	0	0	1,733
Dividends paid to noncontrolling interests	0	0	(234)	0	(234)
Net change in credit facilities	0	0	(3,661)	0	(3,661)
Government assistance payments	0	0	8,509	0	8,509
Repayment of long-term debt	(1,723)	(282)	(54)	0	(2,059)
Net change in intercompany financing	(30,168)	(93,433)	17,232	106,369	0

	(21,790)	(93,715)	21,792	106,369	12,656

Effect of Foreign Exchange Rates on Cash	0	(12)	(3,728)	0	(3,740)

Net Increase (Decrease) in Cash and Cash Equivalents	56,502	(206)	49,820	0	106,116
Cash and Cash Equivalents – Beginning of Year	47,907	4,621	124,266	0	176,794

Cash and Cash Equivalents – End of Year	$104,409	$4,415	$174,086	$0	$282,910

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Sensors & Systems segment includes power systems, connection technologies and advanced sensors capabilities. Power systems develops and manufactures electrical power switching and other related systems, principally for aerospace and defense customers. Connection technologies develops and manufactures highly-engineered connectors for harsh environments and serves the aerospace, defense & space, power generation, rail, and industrial equipment markets. Advanced sensors develops and manufactures high precision temperature and pressure sensors for aerospace and defense customers.

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

On July 26, 2011, the Company acquired the Souriau Group (Souriau). Souriau is a leading global supplier of highly-engineered connection technologies for harsh environments. Souriau is included in our Sensors & Systems segment.

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

During the first nine months of fiscal 2011, our income from continuing operations was $113.7 million or $3.65 per diluted share compared to $80.7 million or $2.66 per diluted share during the prior-year period reflecting solid sales and earnings across all our segments. Income from continuing operations in the first nine months of fiscal 2011 reflected an income tax rate of 16.4% compared to 14.8% in the prior-year period. Income from discontinued operations for the first nine months of fiscal 2010 was $0.05 per diluted share. Net income was $113.6 million, or $3.65 per diluted share, compared with net income of $82.2 million, or $2.71 per diluted share, in the prior-year period.

Performance significantly strengthened in the second half of fiscal 2010 and continued through the first half of fiscal 2011. Results moderated in the third quarter of fiscal 2011. Income from continuing operations for the third quarter of fiscal 2011 was $37.7 million compared to $39.3 million in the prior-year period and $46.0 million in the second quarter of fiscal 2011. While sales and gross profit increased across all of our segments over the prior-year third quarter, sales and gross profit from our pure defense business, including countermeasures and communication control devices for military applications, were significantly below the prior-period results. These decreases were offset by relative strength from our retrofit business on the Blackhawk helicopter, military air transport and on new production of the joint strike fighter and T-6B, as well as demand for intelligence, surveillance, and reconnaissance equipment. Increases in operating expenses, interest expense and income tax expense impacted operating results compared to the prior-year period. Research, development and engineering expense increased $5.8 million over the prior-year period reflecting increased development activities for avionics systems within our Avionics & Controls segment. Selling, general and administrative expenses in the third quarter of fiscal 2011 included $6.4 million in Souriau acquisition expenses and a $1.4 million increase in an estimated liability for an environmental issue at our Kirkhill-TA subsidiary. Interest expense increased $2.2 million due to increased borrowings. Our earnings in the third quarter of fiscal 2011 were affected by $6.4 million in foreign currency exchange gains resulting from the funding of the Souriau acquisition. The income tax rate increased from 3.4% in the third quarter of fiscal 2010 to 6.9% in the third quarter of fiscal 2011.

The $8.2 million decrease in earnings from the second quarter of fiscal 2011 was principally due to lower sales and gross profit of avionics systems and control systems of our Avionics & Controls segment and defense technologies of our Advanced Materials segment. The decrease in avionics systems was mainly due to lower sales for the T-6B. Control systems benefited from a $4.4 million retroactive price adjustment due to product scope changes in the second fiscal quarter of 2011. The decrease in defense technologies was due to lower demand for combustible ordnance and countermeasures. As noted above, increases in selling, general and administrative expenses and interest expense were offset by the foreign currency gain on funding the Souriau acquisition. Additionally, the second fiscal quarter of 2011 benefited from a $1.1 million recovery of non-recurring engineering expense upon settlement with a customer of control systems. The income tax rate was 6.9% in the third quarter of fiscal 2011 compared to 20.5% in the second quarter of fiscal 2011 due to higher discrete income tax benefits in the third quarter.

Results of Operations

Three Month Period Ended July 29, 2011, Compared with Three Month Period Ended July 30, 2010

Sales for the third fiscal quarter increased 8.2% over the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Three Months Ended
		July 29, 2011	July 30, 2010

Avionics & Controls	7.1%	$208,021	$194,300
Sensors & Systems	19.6%	88,605	74,110
Advanced Materials	2.7%	112,886	109,939

Total Net Sales		$409,512	$378,349

The 7.1% increase in sales of Avionics & Controls from the prior-year period was principally due to increased sales volumes of avionics systems of $9.4 million, control systems of $4.3 million, and communication systems of $3.4 million. The increase in avionics systems reflected strong aviation product sales volumes. The increase in control systems reflected higher OEM and after-market sales. Communication systems sales benefited from incremental sales from our Eclipse acquisition on December 30, 2010, partially offset by an $8.1 million decrease in certain communication systems sales for audio and data products for severe battlefield environments.

Sales of Avionics & Controls decreased from the second quarter of fiscal 2011 by $23.5 million, reflecting a $19.2 million decrease in avionics systems, a $9.2 million decrease in control systems and a $6.8 million increase in communication systems. The decrease in avionics systems reflected lower cockpit integration and aviation products sales volumes. The decrease in control systems principally reflected a $4.4 million retroactive price settlement due to product scope changes recognized in the second quarter of fiscal 2011. The increase in communications reflected increased sales of certain communication systems for audio and data products for severe battlefield environments.

The 19.6% increase in sales of Sensors & Systems from the prior-year period mainly reflected higher sales volume of advanced sensors of $5.1 million and power systems of $6.4 million. The increase in advanced sensors sales mainly reflected strong aftermarket demand for temperature and pressure sensors. The increase in power systems mainly reflected higher OEM and retrofit sales for commercial aviation. Segment sales were impacted by the effect of foreign exchange rates. Sales in the third fiscal quarter of 2011 reflected a stronger pound sterling and euro relative to the U.S. dollar. The average exchange rate from the pound sterling to the U.S. dollar increased from 1.50 in the third fiscal quarter of 2010 to 1.63 in the third fiscal quarter of 2011. The average exchange rate from the euro to the U.S. dollar increased from 1.26 in the third fiscal quarter of 2010 to 1.44 in the third fiscal quarter of 2011.

The 2.7% increase in sales of Advanced Materials from the prior-year period principally reflected increased sales volumes of engineered materials of $11.3 million, substantially offset by decreased sales volumes of defense technologies. The increase in engineered materials primarily reflected strong demand for elastomer and insulation materials for commercial aviation applications. Additionally, sales of insulation materials benefited from a retrofit program. The decrease in sales volumes of defense technologies mainly reflected lower demand for countermeasures from international governments.

Sales of Advanced Materials decreased from the second quarter of fiscal 2011 by $5.7 million, mainly reflecting a $6.9 million decrease in defense technologies. The decrease in defense technologies was due to lower sales volumes of combustible ordnance and countermeasures, both reflecting reduced demand.

Overall, gross margin as a percentage of sales was 35.1%, compared to 34.1% in the same period a year ago. Gross profit was $143.5 million compared to $129.0 million in the same period a year ago.

Avionics & Controls segment gross margin was 37.4% and 35.4% for the third fiscal quarter of 2011 and 2010, respectively. Segment gross profit was $77.9 million compared to $68.8 million in the same period a year ago. Over 80% of the increase in gross profit was due to strong sales volume and improved gross margin on avionics systems, reflecting increased sales volumes of aviation products and higher gross margin on cockpit integration sales. Nearly 20% of the increase in gross profit was due to incremental gross profit of communication systems, reflecting incremental gross profit from the Eclipse acquisition, partially offset by lower gross profit on reduced sales of certain communication systems sales for audio and data products for severe battlefield environments. Approximately 20% of the increase in gross profit reflected strong sales of control systems. The increase in gross profit from control systems sales was more than offset by reduced gross profit due to lower sales of interface technologies for medical and casino gaming applications.

Sensors & Systems segment gross margin was 34.1% and 34.5% for the third fiscal quarter of 2011 and 2010, respectively. Segment gross profit was $30.2 million compared to $25.6 million in the same period a year ago. About 70% of the increase in segment gross profit was due to increased sales volumes and improved gross margin on power systems reflecting increased retrofit and OEM sales. The increase in gross profit on advanced sensors was due to increased sales of pressure sensors for OEM and aftermarket requirements.

Advanced Materials segment gross margin was 31.4% for both the third fiscal quarter of 2011 and 2010. Gross profit was $35.5 million compared to $34.6 million in the same period a year ago. A $5.3 million increase in engineered materials gross profit was substantially offset by a decrease in gross profit at our defense technologies operations. The increase in engineered materials gross profit was principally due to increased sales volumes of elastomer and insulation material for commercial aviation applications. The decrease in gross profit of defense technologies mainly reflected lower sales volumes of countermeasures.

Selling, general and administrative expenses (which include corporate expenses) totaled $76.4 million, or 18.7% of sales, and $63.2 million, or 16.7% of sales, for the third fiscal quarter of 2011 and 2010, respectively. The increase in selling, general and administrative expense principally reflected an increase of $3.4 million of corporate expense, $5.6 million at our Avionics & Controls segment, and about $2.0 million at both our Sensors & Systems and Advanced Materials segments. The $3.4 million increase at corporate primarily reflects $6.2 million in Souriau acquisition-related expenses, partially offset by decreased incentive compensation expense of $2.4 million. The $5.6 million increase at Avionics & Controls reflects $2.5 million in incremental selling, general and administrative expenses related to the Eclipse acquisition. The $2.0 million increase at Advanced Materials reflects a $1.4 million increase in an estimated liability related to an environmental issue at our Kirkhill-TA subsidiary.

Research, development and engineering spending was $23.1 million, or 5.6% of sales, for the third fiscal quarter of 2011 compared with $17.3 million, or 4.6% of sales, for the third fiscal quarter of 2010. The increase in research, development and engineering spending principally reflects spending on avionics systems developments. Fiscal 2011 research, development and engineering spending is expected to be approximately 5.5% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the third fiscal quarter of 2011 were $58.2 million, or 14.2% of sales, compared with $59.2 million, or 15.7% of sales, for the third fiscal quarter of 2010. Segment earnings for the second quarter of fiscal 2011 were $79.5 million or 18.3%.

Avionics & Controls segment earnings were $28.6 million, or 13.8% of sales, in the third fiscal quarter of 2011 and $30.5 million, or 15.7% of sales, in the third fiscal quarter of 2010, principally reflecting a $2.4 million decrease in communication systems and a $1.1 million decrease in interface technologies, partially offset by a $2.0 million increase in avionics systems and control systems. Communication systems results were principally impacted by lower gross profit from certain communication systems sales for audio and data products for severe battlefield environments, partially offset by incremental earnings from the acquisition of Eclipse. The decrease in interface technologies was mainly due to the decrease in gross profit. A $1.0 million increase in control systems earnings principally reflected the increase in gross profit. Avionics systems earnings were even with the prior-year period due to increased research, development and engineering expenses principally offsetting the increase in gross profit.

Avionics & Controls segment earnings were $44.9 million in the second fiscal quarter of 2011 or 19.4% of sales. The decrease in segment earnings from the second fiscal quarter of 2011 principally reflected a $5.5 million decrease in avionics systems and a $10.0 million decrease in control systems earnings. The decrease in avionics systems earnings reflected decreased gross profit on cockpit integration due to lower sales volumes. The decrease in control systems earnings principally reflected the $4.4 million retroactive price settlement due to product scope changes recognized in the second quarter of fiscal 2011and lower gross profit on control systems due to reduced sales volumes.

Sensors & Systems segment earnings were $10.8 million, or 12.2% of sales, for the third fiscal quarter of 2011 compared with $9.6 million, or 12.9% of sales, for the third fiscal quarter of 2010, principally due to improved gross profit and gross margin of our power systems operations.

Advanced Materials segment earnings were $18.8 million, or 16.7% of sales, for the third fiscal quarter of 2011 compared with $19.2 million, or 17.4% of sales, for the third fiscal quarter of 2010. The increase in earnings of our engineered materials operations were offset by lower earnings of our countermeasure operations.

Advanced Materials segment earnings were $23.0 million, or 19.4% of sales in the second fiscal quarter of 2011. The decrease in segment earnings principally reflected a $3.9 million decrease in defense technologies. The decrease mainly reflected a $2.7 million decrease in combustible ordnance and a $1.2 million decrease in countermeasures due to a reduction in sales volumes from lower demand.

Interest expense for the third fiscal quarter of 2011 was $10.3 million compared with $8.1 million for the third fiscal quarter of 2010, reflecting increased borrowings.

The income tax rate was 6.9% compared with 3.4% for the third fiscal quarter of 2011 and 2010, respectively. In the third fiscal quarter of 2011 we recognized $7.7 million of tax benefits principally related to the following two items. The first item is approximately $5.6 million of tax benefits associated with net operating losses of an acquired subsidiary as a result of concluding a tax examination. The second item is approximately $3.2 million of net reduction of deferred tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.

In the third fiscal quarter of 2010, we recognized approximately $7.7 million of tax benefits principally related to the following two items. The first item is approximately $6.4 million of tax benefits associated with losses on the disposition of assets as a result of the expiration of a statute of limitation. The second item is approximately $0.8 million of tax benefits associated with credits claimed in the U.S. income tax returns.

The income tax rate differed from the statutory rate in the third fiscal quarter of 2011 and 2010, as both quarters benefited from various tax credits and certain foreign interest expense deductions.

We are subject to foreign currency fluctuation risk when we sell in a currency other than the functional currency of the operating unit. We use forward contracts to hedge our foreign currency exchange risk. The amount of any foreign currency gain or loss on these forward contracts, which qualify for hedge accounting under U.S. GAAP, is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customer. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in a currency other than the functional currency of the Company for the three-month period ended July 29, 2011, and July 30, 2010, are as follows:

(In thousands)

	Three Months Ended
	July 29, 2011	July 30, 2010

Forward foreign currency contracts – gain	$1,138	$2,649
Forward foreign currency contracts reclassified from AOCI	7,076	2,026
Embedded derivatives – gain	1,413	422
Revaluation of monetary assets/liabilities – gain (loss)	5,405	(1,179)

Total	$15,032	$3,918

Nine Month Period Ended July 29, 2011, Compared with Nine Month Period Ended July 30, 2010

Sales for the first nine months increased 10.9% over the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Nine Months Ended
		July 29, 2011	July 30, 2010

Avionics & Controls	12.2%	$632,020	$563,276
Sensors & Systems	14.0%	250,841	220,020
Advanced Materials	6.4%	332,727	312,855

Total Net Sales		$1,215,588	$1,096,151

The 12.2% increase in sales of Avionics & Controls was principally due to higher sales volumes of avionics systems of $41.7 million, control systems of $20.1 million and communication systems of $6.5 million. The increase in avionics systems principally reflected strong avionics products sales volumes. The increase in control systems reflected strong OEM and after-market sales and a $4.4 million retroactive price settlement due to product scope changes. Communication systems sales benefited from incremental sales from our Eclipse acquisition on December 30, 2010, partially offset by a $20.3 million decrease in certain communication systems sales for audio and data products for severe battlefield environments.

The 14.0% increase in sales of Sensors & Systems mainly reflected increased sales of advanced sensors of $13.6 million and increased sales of power systems of $14.2 million. The increase in advanced sensors sales mainly reflected strong aftermarket demand for temperature and pressure sensors. The increase in power systems mainly reflected higher OEM and retrofit sales for commercial aviation. Segment sales were impacted by the effect of foreign exchange rates. Sales in the second and third quarters of fiscal 2011 reflected a stronger pound sterling and euro relative to the U.S. dollar relative to the prior-year period, while sales in the first quarter of fiscal 2011 reflected a weaker pound sterling and euro relative to the U.S. dollar relative to the prior-year period.

The 6.4% increase in sales of Advanced Materials principally reflected a $32.4 million increase in sales volumes of engineered materials and a $14.6 million decrease in sales of defense technologies. The increase in engineered materials primarily reflected strong demand for elastomer and insulation materials for commercial aviation applications. Additionally, sales of insulation materials benefited from a retrofit program. The decrease in sales volumes of defense technologies mainly reflected a $17.3 million decrease in sales of non-U.S. countermeasures due to lower demand for countermeasures from international governments.

Overall, gross margin as a percentage of sales was 35.9% and 32.7% for the first nine months of fiscal 2011 and 2010, respectively. Gross profit was $436.6 million and $358.3 million for the first nine months of fiscal of 2011 and 2010, respectively.

Avionics & Controls segment gross margin was 38.6% and 34.4% for the first nine months of fiscal 2011 and 2010, respectively. Segment gross profit was $244.1 million compared to $193.6 million in the prior-year period. Nearly 70% of the increase in gross profit was due to strong sales volume and improved gross margin on avionics systems reflecting increased sales volumes of aviation products and higher gross margin on cockpit integration sales. Over 5% of the increase in gross profit was due to incremental gross profit of communication systems, reflecting incremental gross profit from the Eclipse acquisition, partially offset by lower gross profit on reduced sales of certain communication systems sales for audio and data products for severe battlefield environments. Less than 30% of the increase in gross profit reflected strong sales of control systems, reflecting strong aftermarket demand and the $4.4 million retroactive price increase referenced above.

Sensors & Systems segment gross margin was 34.7% and 33.5% for the first nine months of fiscal 2011 and 2010, respectively. Segment gross profit was $87.1 million compared to $73.7 million in the prior-year period. Nearly 60% of the increase in segment gross profit was due to increased sales volumes of pressure sensors for OEM and aftermarket requirements. About 40% of the increase in segment gross profit was due to improved gross margin on power systems reflecting increased retrofit and OEM sales.

Advanced Materials segment gross margin was 31.7% for the first nine months of fiscal 2011 compared to 29.1% for the same period one year ago. Segment gross profit was $105.4 million compared to $90.9 million in the prior-year period, principally due to increased sales volumes of elastomer and insulation material for commercial aviation applications. An increase in gross profit at our combustible ordnance operations was offset by a $6.6 million decrease in gross profit at countermeasures, due principally to lower demand of non-U.S. flare countermeasures.

Selling, general and administrative expenses (which include corporate expenses) totaled $214.9 million, or 17.7% of sales, and $188.6 million, or 17.2% of sales, for the first nine months of fiscal 2011 and 2010, respectively. The increase in selling, general and administrative expense principally reflected an increase of $9.5 million of corporate expense, $12.3 million in our Avionics & Controls segment, and about $4.6 million in our Sensors & Systems and Advanced Materials segments. The $9.5 million increase at corporate mainly reflects $7.8 million in Souriau acquisition-related expenses. The $12.3 million increase at Avionics & Controls reflects $5.3 million in incremental selling, general and administrative expenses related to the Eclipse acquisition. The increase at Advanced Materials reflects a $1.9 million increase in an estimated liability related to an environmental issue at our Kirkhill-TA subsidiary.

Research, development and engineering spending was $63.9 million, or 5.3% of sales, for the first nine months of fiscal 2011 compared with $52.0 million, or 4.7% of sales, for the first nine months of fiscal 2010. The increase principally reflects spending on avionics systems developments. Fiscal 2011 research, development and engineering spending is expected to be approximately 5.5% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first nine months of fiscal 2011 totaled $195.0 million, or 16.0% of sales, compared with $145.4 million, or 13.3% of sales, for the first nine months in fiscal 2010.

Avionics & Controls segment earnings were $104.5 million, or 16.5% of sales, in the first nine months of fiscal 2011 and $78.4 million, or 13.9% of sales, in the first nine months of fiscal 2010, mainly reflecting a $19.3 million increase in avionics systems, an $11.2 million increase in control systems, and a $3.5 million decrease in communication systems. Avionics systems benefited from increased gross profit, partially offset by a $9.0 million increase in research, development and engineering expense and a $6.4 million increase in selling, general and administrative expense. Control systems benefited from increased gross profit, partially offset by a $1.3 million increase in research, engineering and development, net of a $1.1 million recovery of non-recurring engineering expense upon settlement with the customer. The decrease in communication systems earnings mainly reflected decreased gross profit from lower sales of certain communication systems for audio and data products for severe battlefield environments, resulting in a $6.4 million decrease in communication systems earnings, partially offset by incremental income from the Eclipse acquisition.

Sensors & Systems segment earnings were $33.4 million, or 13.3% of sales, for the first nine months of fiscal 2011 compared with $22.0 million, or 10.0% of sales, for the first nine months of fiscal 2010, principally reflecting a $7.0 million increase in advanced sensors and a $5.3 million increase in power systems, both operations benefiting from increased gross profit.

Advanced Materials segment earnings were $57.0 million, or 17.1% of sales, for the first nine months of fiscal 2011 compared with $45.0 million, or 14.4% of sales, for the first nine months of fiscal 2010, principally reflecting a $13.7 million increase in engineered materials and a $2.5 million decrease in defense technologies. The increase in engineered materials principally reflected the increase in gross profit, partially offset by a $1.9 million increase in an estimated liability for an environmental issue at our Kirkhill-TA subsidiary. The $2.5 million decrease in defense technologies reflected a $9.9 million decrease in earnings of our non-U.S. countermeasure operation, partially offset by increased earnings of our combustible ordnance operation.

Interest expense for the first nine months of fiscal 2011 was $28.4 million compared with $23.4 million for the first nine months of fiscal 2010, reflecting higher borrowings during most of the first nine months of fiscal 2011.

The income tax rate was 16.4% compared with 14.8% for the first nine months of fiscal 2011 and 2010, respectively. In the first nine months of fiscal 2011, we recognized $11.0 million of discrete tax benefits principally related to the following items. The first item was approximately $3.3 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits and the release of a valuation allowance related to a net operating loss of an acquired subsidiary. The second item was approximately $5.6 million of tax benefits associated with net operating losses of an acquired subsidiary as a result of concluding a tax examination. The third item was approximately $3.2 million of net reduction of deferred tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.

In the first nine months of fiscal 2010, we recognized $7.2 million of discrete tax benefits principally related to the following two items. The first item was approximately $6.4 million of tax benefit as a result of the release of tax reserves for uncertain tax positions associated with losses on the disposition of assets. This release of tax reserves resulted from the expiration of a statute of limitations. The second item was approximately $1.6 million of net reduction in deferred income tax liabilities, which was the result of the enactment of tax laws reducing the U.K. statutory income tax rate.

The income tax rate differed from the statutory rate in the first nine months of fiscal 2011 and 2010, as both years benefited from various tax credits and certain foreign interest expense deductions.

During the third fiscal quarter of 2011, approximately $4.8 million of unrecognized tax benefits associated with research and experimentation tax credits, capital and operating losses were recognized as a result of settlement of examinations. It is reasonably possible that within the next 12 months approximately $0.9 million of tax benefits associated with research and experimentation tax credits, capital and operating losses that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk. We use forward contracts to hedge our foreign currency exchange risk. To the extent that these hedges qualify under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customer. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in currency other than the functional currency of the Company for the nine month period ended July 29, 2011, and July 30, 2010, are as follows:

(In thousands)	Nine Months Ended
	July 29, 2011	July 30, 2010

Forward foreign currency contracts – gain	$3,673	$990
Forward foreign currency contracts reclassified from AOCI	8,484	6,304
Embedded derivatives – gain (loss)	533	(794)
Revaluation of monetary assets/liabilities – gain (loss)	970	(1,231)

Total	$13,660	$5,269

New orders for the first nine months of fiscal 2011 were $1.4 billion compared with $1.2 billion for the same period in 2010. The increase in new orders principally reflects the acquired backlog of Souriau. Backlog was $1.3 billion at July 29, 2011, compared with $1.2 billion at the end of the prior-year period and at the end of fiscal 2010.

Liquidity and Capital Resources

Cash and cash equivalents at July 29, 2011, totaled $207.8 million, a decrease of $214.3 million from October 29, 2010. Net working capital decreased to $652.4 million at July 29, 2011, from $752.2 million at October 29, 2010. Sources and uses of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $158.5 million and $134.2 million in the first nine months of fiscal 2011 and 2010, respectively, reflecting increased income from continuing operations, cash collections from customers, and decreased payments for income taxes, partially offset by increased pension contributions and increased payments for inventory.

Cash flows used by investing activities were $860.2 million and $37.0 million in the first nine months of fiscal 2011 and 2010, respectively. Cash flows used by investing activities in the first nine months of fiscal 2011 primarily reflected cash paid for acquisitions. Cash flows used by investing activities in the prior-year period primarily reflected cash paid for capital expenditures.

Cash flows provided by financing activities were $481.2 million and $12.7 million in the first nine months of fiscal 2011 and 2010, respectively. Cash flows provided by financing activities in the first nine months of fiscal 2011 primarily reflected a $395.0 million increase in our credit facility, $180.0 million in proceeds for the issuance of long-term debt and $118.2 million in cash repayments of long-term debt. Cash flows provided by financing activities in the prior-year period primarily included $8.4 million in proceeds from stock issuance under our employee stock purchase plans and $8.5 million in government assistance for research, development and engineering, which is accounted for as a loan.

On July 26, 2011, the Company acquired all of the outstanding shares of Souriau Technologies Holding, Jupiter S.A.S. and the shares of Financiere Jupiter S.A.S. not held by Jupiter (Souriau) for approximately $726.7 million, including transaction costs incurred by the seller and net of acquired cash. Souriau develops and manufactures highly-engineered connectors for harsh environments. The acquisition was financed using cash and borrowings under our credit facility.

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

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $55.0 million during fiscal 2011, compared to $53.7 million expended in fiscal 2010. Capital expenditures for fiscal 2010 included $8.1 million under capitalized lease obligations related to our newly constructed Avionics & Controls facility and facility expansion.

In March 2011, we entered into a secured credit facility for $460.0 million made available through a group of banks. The credit facility is secured by substantially all of our assets and interest is based on standard inter-bank offering rates. The spread will range from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At July 29, 2011, we had $395.0 million outstanding under the secured credit facility at an initial interest rate of LIBOR plus 1.75% or 1.94%.

Total debt at July 29, 2011, was $1.1 billion and consisted of $173.7 million of Senior Notes due in 2017, $250.0 million of Senior Notes due in 2020, $180.0 million (125.0 million euros) under our Euro Term Loan Facility, $395.0 million under our credit facility, $43.5 million under capital lease obligations and $43.0 million of various foreign currency debt agreements and other debt agreements.

On July 20, 2011, we entered into a 125.0 million Euro Term Loan Facility due July 20, 2016. The proceeds of the Euro Term Loan Facility were used in connection with the purchase of Souriau.

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

There have been no significant changes in our exposure to market risk during the first nine months of fiscal 2011. A discussion of our exposure to market risk is provided in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2010.

Item 4.	Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 29, 2011. Based upon that evaluation, they concluded as of July 29, 2011, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of July 29, 2011, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

The California water code authorizes courts to impose penalties based on the number of days in which the violation occurred and the volume of discharge. Utilizing this statutory formula and based on management’s calculation of the number of days that a violation occurred and the discharge volumes, management believes that the penalty that will be imposed is approximately $1.9 million, although the Board has alleged that violations occurred over a longer period.

Based upon the Company’s review of the complaint, established statutory penalty factors, California’s Water Quality Enforcement Policy, a review of similar cases and the facts noted above, the Company recorded a $1.9 million contingent liability at July 29, 2011.

From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe that adequate reserves for these liabilities have been made and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 6.	Exhibits

10.1	Agreement of purchase and sale and joint escrow instruction between Kirkhill-TA Co., a California corporation, and Absolute Screen Print, Inc., a California corporation, dated August 11, 2011.

10.2	First and Second Amendment to Office Lease Agreement between City Center Bellevue Property LLC, a Delaware limited partnership, and Esterline Technologies Corporation, a Delaware corporation, dated April 14, 2011, and May 4, 2011.

10.3	Third Amendment dated as of July 20, 2011, among Esterline Technologies Corporation, the Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders and other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 26, 2011 [Commission File Number 1-6357].)

10.4	Credit Agreement dated as of March 11, 2011, among Esterline Technologies Corporation, the Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders and other parties thereto. (Incorporated by reference to Exhibit 10.1 to Esterline’s Form 8-K filed March 15, 2011 [Commission File Number 1-6357].)

Item 6.	Exhibits

	11	Schedule setting forth computation of basic and diluted earnings per common share for the three and nine month periods ended July 29, 2011, and July 30, 2010.

	31.1	Certification of Chief Executive Officer.

	31.2	Certification of Chief Financial Officer.

	32.1	Certification (of R. Bradley Lawrence) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: September 6, 2011	By:	/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer,
Corporate Development, and Secretary
(Principal Financial Officer)