Form 10-K
period 2011-10-28
ESTERLINE TECHNOLOGIES CORP
filed 2011-12-23
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	October 28, 2011

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

Large accelerated filer  ☒                        Accelerated filer  ☐                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of December 19, 2011, 30,624,334 shares of the Registrant’s common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of April 29, 2011, was $2,191,628,226 (based upon the closing sales price of $71.80 per share).

Documents Incorporated by Reference

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended October 28, 2011.

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

Our strategy is to maintain a leadership position in niche markets for the development and manufacture of highly engineered products that are essential to our customers. We are concentrating our efforts to expand selectively our capabilities in these markets, to anticipate the global needs of our customers and to respond to such needs with comprehensive solutions. Our current business and strategic growth plan focuses on the continuous development of these products in three key technology segments: Avionics & Controls, Sensors & Systems, and Advanced Materials, including thermally engineered components and specialized high-performance elastomers and other complex materials, principally for aerospace and defense markets. Our products are often mission-critical equipment, which have been designed into particular military and commercial platforms and in certain cases can only be replaced by products of other manufacturers following a formal certification process. As part of our implementation of this growth plan, we focus on, among other things, expansion of our capabilities as a more comprehensive supplier to our customers. Such expansion included the July 26, 2011, acquisition of the Souriau Group (Souriau), which is a leading global supplier of highly engineered connection technologies for harsh environments; the December 30, 2010, acquisition of Eclipse, which develops and manufactures embedded communication intercept receivers for signal intelligence applications; and the October 15, 2010, execution of a license agreement with L-3 Avionics Systems, Inc. for the SmartDeck® integrated cockpit technologies to enhance our integrated cockpit capabilities for both original equipment manufacturer (OEM) and retrofit opportunities. We also divested non-core businesses operating as Pressure Systems, Inc., Muirhead Aerospace and Traxsys Input Products Limited. These acquisitions and divestitures are described in more detail in the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations contained in Item 7 of this report.

Our products have a long history in the aerospace and defense industry and are found on most military and commercial aircraft, helicopters, and land-based systems. For example, our products are used on the majority of active and in-production U.S. military aircraft and on every Boeing commercial aircraft platform manufactured in the past 65 years. In addition, our products are supplied to Airbus, all of the major regional and business jet manufacturers, and the major aircraft engine manufacturers. We differentiate ourselves through our engineering and manufacturing capabilities and our reputation for safety, quality, on-time delivery, reliability, and innovation – all embodied in the Esterline Performance System, our way of approaching business that helps ensure all employees are focused on continuous improvement. Safety of our operations is a critical factor in our business, and, accordingly, we incorporate applicable regulatory guidance in the design of our facilities and the training of our employees using a behavior-based approach that focuses on safety-designed work habits and on-going safety audits. We work closely with OEMs on new, highly engineered product designs which often results in our products being designed into their platforms; this integration often results in sole-source positions for OEM production and aftermarket business. In fiscal 2011, approximately 35% of our sales to commercial and military aerospace customers were derived from aftermarket business. Our aftermarket sales, including retrofits, spare parts, and repair services, historically carry a higher gross margin than sales to OEMs. In many cases, aftermarket sales extend well beyond the OEM production period, supporting the platform during its entire life cycle.

Our sales are diversified across three broad markets: defense, commercial aerospace, and general industrial. For fiscal 2011, approximately 40% of our sales were from the defense market, 45% from the commercial aerospace market, and 15% from the general industrial market.

(b)  Financial Information About Industry Segments.

A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to our business segments for fiscal years 2011, 2010, and 2009 is reported in Note 17 to the Company’s Consolidated Financial Statements for the fiscal year ended October 28, 2011, and appears in Item 8 of this report.

(c)  Narrative Description of Business.

Avionics & Controls

Our Avionics & Controls business segment includes avionics systems, control systems, interface technologies and communication systems capabilities. Avionics systems designs and develops cockpit systems integration and avionics subsystems for commercial and military applications. Control systems designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles. Interface technologies manufactures and develops custom control panels and input systems for medical, industrial, military and casino gaming industries. Communication systems designs and manufactures military audio and data products for severe battlefield environments, embedded communication intercept receivers for signal intelligence applications, as well as communication control systems to enhance security and aural clarity in military applications. We are a market leader in global positioning systems (GPS), head-up displays, enhanced vision systems, and electronic flight management systems that are used in a broad variety of control and display applications. In addition, we develop, manufacture and market sophisticated high reliability technology interface systems for commercial and military aircraft. These products include lighted push-button and rotary switches, keyboards, lighted indicators, panels and displays. Over the years, our products have been integrated into many existing aircraft designs, including every Boeing commercial aircraft platform currently in production. Our large installed base provides us with a significant spare parts and retrofit business. We are a Tier 1 supplier on the B-787 program to design and manufacture all of the cockpit overhead panels and embedded software for these systems. We manufacture control sticks, grips and wheels, as well as specialized switching systems. In this area, we primarily serve commercial and military aviation, and airborne and ground-based military equipment manufacturing customers. For example, we are a leading manufacturer of pilot control grips for most types of military fighter jets and helicopters. Additionally, our software engineering center supports our customers’ needs with such applications as primary flight displays, flight management systems, air data computers and engine control systems.

Our proprietary products meet critical operational requirements and provide customers with significant technological advantages in such areas as night vision compatibility and active-matrix liquid-crystal displays (a technology enabling pilots to read display screens in a variety of light conditions as well as from extreme angles). Our products are incorporated in a wide variety of platforms ranging from military helicopters, fighters and transports, to commercial wide- and narrow-body, regional and business jets. In fiscal 2011, some of our largest customers for these products included BAE Systems, The Boeing Company, Canadian Commercial Corp., Hawker Beechcraft, Honeywell, Thales, Lockheed Martin, Rockwell Collins, and Sikorsky.

We also manufacture a full line of keyboard, switch and input technologies for specialized medical equipment, communication systems and comparable equipment for military applications. These products include custom keyboards, keypads, and input devices that integrate cursor control devices, bar-code scanners, displays, video, and voice activation. We also produce instruments that are used for point-of-use and point-of-care diagnostics. We have developed a wide variety of technologies, including plastic and vinyl membranes that protect high-use switches and fully depressible buttons, and backlit elastomer switch coverings that are resistant to exposure from harsh chemicals. These technologies now serve as the foundation for a small but growing portion of our product line. In fiscal 2011, some of our largest customers for these products included Alere, Applied Quality Communications, Dictaphone, Frymaster, General Electric, Jabil Circuit, Philips, Roche, Siemens, and WMS.

In addition, we design and manufacture ruggedized military personal communication equipment, primarily headsets. We are the sole supplier of Active Noise Reduction (ANR) headsets to the British Army’s tracked and wheeled vehicle fleets under the Bowman communication system program. In the U.S., we supply ANR headsets to the U.S. Army’s tracked and wheeled vehicle fleets under the Vehicle Intercom System (VIS) and VIS-X programs comprising over 200,000 vehicles, and we are the sole supplier to the U.S. Marine Corps for their MRAP fleet. We are also the sole ANR headset supplier to the Canadian Army. We have a long-standing relationship with armies around the world including forces in India, Australia, Spain, and Saudi Arabia. We design and manufacture signals intelligence and communications intelligence (SIGINT/COMINT) receiver hardware for the airborne intelligence, surveillance and reconnaissance (ISR) market. These products incorporate modern, open-architecture software/firmware configurable designs, are deployed on a wide range of U.S. and foreign manned airborne platforms, and on such next generation unmanned platforms as the Northrop Grumman Global Hawk and General Atomics Reaper and Predator. In fiscal 2011, some of our largest customers for these products included Northrop Grumman, L-3 Communications, Lockheed Martin, Simex Defense, the British Ministry of Defence (MoD), and The Boeing Company.

Sensors & Systems

Our Sensors & Systems business segment includes power systems, connection technologies and advanced sensors capabilities. We develop and manufacture high-precision temperature, pressure and speed sensors principally for aerospace and defense customers, electrical interconnection systems for severe environments for aerospace, defense, geophysics & marine, and nuclear customers, electrical power switching, control and data communication devices, and other related systems principally for aerospace and defense customers. We are the sole-source supplier of temperature probes for use on all versions of the General Electric/Snecma CFM-56 jet engine. The CFM-56 jet engine has an installed base of 22,000, is standard equipment on new generation B-737 aircraft and was selected as the engine for approximately 50% of all Airbus aircraft delivered to date. We were contracted to design and manufacture the B-787’s sensors for the environmental control system, and provide the primary power distribution assembly for the Airbus A400M military transport. Additionally, we have secured a Tier 1 position with Rolls-Royce for the complete suite of sensors for the engines that will power the A400M and A350. We design and manufacture micro packaging, planet probe interconnectors, launcher umbilicals, and composite connectors for the B-787. Unique electrical interconnection products account for about 75% of our connection technologies sales and standard products qualified to customer standards or military specifications account for 25% of sales. The principal customers for our products in this business segment are jet engine manufacturers, airframe and industrial manufacturers. In fiscal 2011, some of our largest customers for these products included Avent, The Boeing Company, Bombardier, Dassault, Flame, General Electric, Honeywell, Rolls-Royce, Pratt & Whitney, and SAFRAN.

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

Specialized High-Performance Applications. We specialize in the development of proprietary formulations for silicone rubber and other elastomer products. Our elastomer products are engineered to address specific customer requirements where superior performance in high temperature, high pressure, caustic, abrasive and other difficult environments is critical. These products include clamping devices, thermal fire barrier insulation products, sealing systems, tubing and coverings designed in custom-molded shapes. Some of the products include proprietary elastomers that are specifically designed for use on or near a jet engine. We are a leading U.S. supplier of high-performance elastomer products to the aerospace industry, with our primary customers for these products being jet and rocket engine manufacturers, commercial and military airframe manufacturers, as well as commercial airlines. In fiscal 2011, some of the largest customers for these products included Alliant Techsystems, The Boeing Company, Honeywell, KAPCO, Lockheed Martin, Northrop Grumman, and Pattonair. We also develop and manufacture high temperature lightweight metallic insulation systems for aerospace and marine applications. Our commercial aerospace programs include the B-737, A320, and A380 series aircraft and the V2500 and BR710 engines. Our insulation material is used on diesel engine manifolds for earthmoving and agricultural applications. In addition, we specialize in the development of thermal protection for fire, nuclear, and petro-chemical industries. We design and manufacture high temperature components for industrial and marine markets. Our manufacturing processes consist of cutting, pressing, and welding stainless steel, Inconel and titanium fabrications. In fiscal 2011, some of the largest customers of these products included The Boeing Company, B/E Aerospace, Goodrich, GKN Aerospace, KAPCO, Lockheed Martin, Northrop Grumman, Pattonair, Petrofac Engineering & Construction, Rolls-Royce, Short Brothers, and Spirit AeroSystems.

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

A summary of product lines contributing sales of 10% or more of total sales for fiscal years 2011, 2010, and 2009 is reported in Note 17 to the Consolidated Financial Statements for the fiscal year ended October 28, 2011, and appears in Item 8 of this report.

Marketing and Distribution

We believe that a key to continued success is our ability to meet customer requirements both domestically and internationally. We have and will continue to improve our world-wide sales and distribution channels in order to provide wider market coverage and to improve the effectiveness of our customers’ supply chain. For example, our medical device assembly operation in Shanghai, China, serves our global medical customers, our service center in Singapore improves our capabilities in Asia for our temperature sensor customers, our marketing representative office in Bangalore, India, facilitates marketing opportunities in India, and our marketing representative office in Beijing, China, facilitates marketing opportunities in China. Other enhancements include combining sales and marketing forces of our operating units where appropriate, cross-training our sales representatives on multiple product lines, and cross-stocking our spares and components.

In the technical and highly engineered product segments in which we compete, relationship selling is particularly appropriate in targeted marketing segments where customer and supplier design and engineering inputs need to be tightly integrated. Participation in industry trade shows is an effective method of meeting customers, introducing new products, and exchanging technical specifications. In addition to technical and industry conferences, our products are supported through direct internal international sales efforts, as well as through manufacturer representatives and selected distributors. As of October 28, 2011, 376 sales people, 290 representatives, and 259 distributors support our operations internationally.

Backlog

Backlog was $1.3 billion at October 28, 2011, compared with $1.1 billion at the end of October 29, 2010. We estimate that approximately $352.8 million of backlog is scheduled to be shipped after fiscal 2012.

Backlog is subject to cancellation until delivered, and therefore, we cannot assure that our backlog will be converted into revenue in any particular period or at all. Backlog does not include the total contract value of cost-plus reimbursable contracts, which are funded as we incur the costs. Except for the released portion, backlog also does not include fixed-price multi-year contracts.

Competition

Our products and services are affected by varying degrees of competition. We compete with other companies in most markets we serve, many of which have far greater sales volumes and financial resources. Some of our competitors are also our customers on certain programs. The principal competitive factors in the commercial markets in which we participate are product performance, on-time delivery, service and price. Part of product performance requires expenditures in research and development that lead to product improvement. The market for many of our products may be affected by rapid and significant technological changes and new product introductions. Our principal competitors include Astronautics, BAE, Bose, ELBIT, EMS, Eaton, GE Aerospace, Honeywell, IAI, L-3, Otto Controls, RAFI, Rockwell Collins, SELEX, Telephonics, Thales, Ultra Electronics, Universal Avionics Systems Corporation, and Zodiac in our Avionics & Controls segment; Ametek, Amphenol, Eaton, Goodrich, Hamilton Sundstrand, MPC Products, Meggitt, STPI-Deutsch, Tyco, and Zodiac in our Sensors & Systems segment; and Chemring, Doncasters, Hitemp, J&M, JPR Hutchinson, Kmass, Meggitt (including Dunlop Standard Aerospace Group), Rheinmetall, Trelleborg, ULVA, and UMPCO in our Advanced Materials segment.

Research and Development

Our product development and design programs utilize an extensive base of professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed. In fiscal 2011, we expended approximately $94.5 million for research, development and engineering, compared with $69.8 million in fiscal 2010 and $64.5 million in fiscal 2009. We believe continued product development is key to our long-term growth, and consequently, we consistently invest in research and development. Examples include research and development projects relating to advanced vision systems, SmartDeck® integrated flight control and display system, avionics control panels, A350 engine sensors, high temperature, low observable material for military applications, and spectral countermeasure flares for military applications. We actively participate in customer-funded research and development programs, including applications on C-130 cockpit upgrades, P-8 aircraft and power systems for the HH-47 Chinook helicopter and A400M.

Foreign Operations

Our principal foreign operations consist of manufacturing facilities located in France, Germany, Canada, the United Kingdom, India, Morocco, the Dominican Republic, Mexico and China, and include sales and service operations located in Brazil, Singapore, and China. For further information regarding foreign operations, see Note 17 to the Consolidated Financial Statements under Item 8 of this report.

U.S. Government Contracts and Subcontracts

As a contractor and subcontractor to the U.S. government (primarily the U.S. Department of Defense), we are subject to various laws and regulations that are more restrictive than those applicable to private sector contractors. Approximately 10% of our sales were made directly to the U.S. government in fiscal 2011. In addition, we estimate that our subcontracting activities to contractors for the U.S. government accounted for approximately 20% of sales during fiscal 2011. In total, we estimate that approximately 30% of our sales during the fiscal year were subject to U.S. government contracting regulations. Such contracts may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending, and other factors.

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

Employees

We had 12,114 employees at October 28, 2011, of which 5,358 were based in the United States, 4,110 in Europe, 1,091 in Canada, 600 in Mexico, 443 in Asia, 347 in Morocco and 165 in the Dominican Republic. Approximately 12% of the U.S.-based employees were represented by a labor union. Our European operations are subject to national trade union agreements and to local regulations governing employment.

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

Executive Officers of the Registrant

The names and ages of all executive officers of the Company and the positions and offices held by such persons as of December 12, 2011, are as follows:

Name	Position with the Company	Age
R. Bradley Lawrence	President and Chief Executive Officer	64
Robert D. George	Vice President, Chief Financial Officer,
	Corporate Development and Secretary	55
Alain M. Durand	Group Vice President	44
Frank E. Houston	Senior Group Vice President	60
Stephen R. Larson	Vice President, Strategy & Technology	67
Marcia J. Mason	Vice President, Human Resources	59
Albert S. Yost	Group Vice President and Treasurer	46

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

Mr. George has been Vice President, Chief Financial Officer, Corporate Development and Secretary since July 2011. Prior to that time, he was Vice President, Chief Financial Officer, Secretary and Treasurer since July 1999. Mr. George has an M.B.A. from the Fuqua School of Business at Duke University and a B.A. degree in Economics from Drew University.

Mr. Durand has been Group Vice President since June 2011. Prior to that time, he was President of the Advanced Sensors business platform from May 2007 to June 2011. From July 2004 to May 2007, he was President of Auxitrol Technologies, a subsidiary of the Company. Mr. Durand has an M.B.A. from Ecole Supérieure de Commerce in Reims, France, and a Mechanical Engineering degree from Ecole Catholique d’Arts et Métiers in Lyons, France.

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

Mr. Yost has been Group Vice President and Treasurer since July 2011. Prior to that time, he was Group Vice President since November 2009. Previously, he was President of Advanced Input Systems, a subsidiary of the Company from January 2007, and held management responsibilities for Esterline’s Interface Technologies business platform from May 2007. From April 2002 to April 2007, he was Director of Finance for Advanced Input Systems. Mr. Yost has an M.B.A. from Utah State University and a B.A. degree in Economics from Brigham Young University.

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

In the event of a recurrent global recession in the United States and other parts of the world, customers may choose to delay or postpone purchases from us until the economy and their businesses strengthen. Decisions by current or future customers to forgo or defer purchases and/or our customers’ inability to pay us for our products may adversely affect our earnings and cash flow.

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

As we have grown through acquisitions, we have accumulated $1.2 billion of goodwill, and have $48.8 million of indefinite-lived intangible assets, out of total assets of $3.4 billion at October 28, 2011. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We performed our impairment review for fiscal 2011 as of July 30, 2011, and our Step One analysis indicates that no impairment of goodwill and other indefinite-lived assets exists at any of our reporting units.

A long-lived asset to be disposed of is reported at the lower of its carrying amount or fair value less cost to sell. An asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future undiscounted cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows. As we have grown through acquisitions, we have accumulated $645.1 million of definite-lived intangible assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility.

As of October 28, 2011, we had approximately $1.0 billion of debt outstanding, which is long-term debt. Under our existing secured credit facility, we have a $460 million revolving line of credit and a €125 million term loan (Euro Term Loan). Up to $100.0 million in letters of credit may be drawn in U.K. pounds or euros in addition to U.S. dollars. The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. In addition, we have unsecured foreign currency credit facilities that have been extended by foreign banks for up to $32.5 million. Available credit under the above credit facilities was $122.4 million at October 28, 2011, reflecting bank borrowings of $365.0 million and letters of credit of $5.1 million.

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

Some of our operations are dependent on a relatively small number of customers and aerospace and defense programs, which change from time to time. Significant customers in fiscal 2011 included The Boeing Company, Hawker Beechcraft, Flame, General Electric, Honeywell, Lockheed Martin, Northrop Grumman, Rolls-Royce, Sikorsky, and the U.S. Department of Defense. There can be no assurance that our current significant customers will continue to buy our products at current levels. The loss of a significant customer or the cancellation of orders related to a sole-source defense program could have a material adverse effect on our operating results if we were unable to replace the related sales.

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

Foreign sales were approximately 45% of our total sales in fiscal 2011, and we have manufacturing facilities in a number of foreign countries. A substantial portion of our Avionics & Controls operations is based in Canada and the U.K., and a substantial portion of our Sensors & Systems operations is based in the U.K. and France. We also have manufacturing operations in the Dominican Republic, India, Mexico, China, and Morocco. Doing business in foreign countries is subject to numerous risks, including political and economic instability, restrictive trade policies of foreign governments, economic conditions in local markets, health concerns, inconsistent product regulation or unexpected changes in regulatory and other legal requirements by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements. To the extent that foreign sales are transacted in a foreign currency, we are subject to the risk of losses due to foreign currency fluctuations. In addition, we have substantial assets denominated in foreign currencies, primarily the Canadian dollar, U.K. pound and euro, that are not offset by liabilities denominated in those foreign currencies. These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.

We are subject to numerous regulatory requirements, which could adversely affect our business.

Among other things, we are subject to the Foreign Corrupt Practices Act, or FCPA, and the U.K. Bribery Act which generally prohibit companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, we may be held liable for actions taken by our strategic or local partners even though our partners are not subject to the FCPA or the U.K. Bribery Act. Any determination that we have violated the FCPA or the U.K. Bribery Act could result in sanctions that could have a material adverse effect on our business, financial condition and results of operations.

We are also subject to a variety of international laws, as well as U.S. export laws and regulations, such as the International Traffic in Arms Regulations (ITAR), which generally restrict the export of defense products, technical data and defense services. We have filed voluntary disclosure reports in fiscal 2011 at certain U.S. operating units and voluntarily reported certain technical violations of U.S. export laws and regulations. We are enhancing our internal and external auditing compliance program. While management believes that this increased oversight is adequate to address the technical violations, the impact of filing these voluntary disclosure statements covering technical violations, as well as compliance with these laws and regulations and any changes thereto, are difficult to predict. The costs of compliance including penalties, any failure to comply, and any changes to such laws and regulations could adversely affect our operations in the future.

A downturn in the aircraft market could adversely affect our business.

The aerospace industry is cyclical in nature and affected by periodic downturns that are beyond our control. The principal customers for manufacturers of commercial aircraft are the commercial and regional airlines, which can be adversely affected by a number of factors, including a recession, increasing fuel and labor costs, intense price competition, outbreak of infectious disease and terrorist attacks, as well as economic cycles, all of which can be unpredictable and are outside our control. Any decrease in demand resulting from a downturn in the market could adversely affect our business, financial condition and results of operations.

Reductions in defense spending could adversely affect our business.

Approximately 40% of our business is dependent on defense spending. The defense industry is dependent upon the level of equipment expenditures by the armed forces of countries throughout the world, and especially those of the United States, which represents a significant portion of world-wide defense expenditures. The war on terror has increased the level of equipment expenditures by the U.S. armed forces. This level of spending may not be sustainable in light of government spending priorities by the U.S. and the winding down of U.S. armed forces operations in Iraq and Afghanistan. In addition, as a result of the failure of the Joint Select Committee on Deficit Reduction (Super Committee) to agree on a deficit reduction plan, mandatory reductions in defense are required under the Budget Control Act. The extent and scope of these cuts is difficult to assess at this time. Any decrease in demand for new aircraft and equipment or use of existing aircraft and equipment will likely result in a decrease in demand of our products and services, and correspondingly, our revenues, thereby adversely affecting our business, financial condition and results of operations.

We may not be able to compete effectively.

Our products and services are affected by varying degrees of competition. We compete with other companies and divisions and units of larger companies in most markets we serve, many of which have greater sales volumes or financial, technological or marketing resources than we do. Our principal competitors include: Astronautics, BAE, Bose, ECE, ELBIT, EMS, Eaton, GE Aerospace, Honeywell, IAI, L-3, Otto Controls, RAFI, Rockwell Collins, SELEX, Telephonics, Thales, Ultra Electronics, and Universal Avionics Systems Corporation in our Avionics & Controls segment; Ametek, Amphenol, Eaton, ECE, Goodrich, Hamilton Sundstrand, MPC Products, Meggitt, STPI-Deutsch, and Tyco in our Sensors & Systems segment; and Chemring, Doncasters, Hitemp, J&M, JPR Hutchinson, Kmass, Meggitt (including Dunlop Standard Aerospace Group), Rheinmetall, Trelleborg, ULVA, and UMPCO in our Advanced Materials segment. The principal competitive factors in the commercial markets in which we participate are product performance, service and price. Maintaining product performance requires expenditures in research and development that lead to product improvement and new product introduction. Companies with more substantial financial resources may have a better ability to make such expenditures. We cannot assure that we will be able to continue to successfully compete in our markets, which could adversely affect our business, financial condition and results of operations.

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

We estimate that approximately 30% of our sales in fiscal 2011 were attributable to contracts in which we were either the prime contractor to, or a subcontractor to a prime contractor to, the U.S. government. As a contractor and subcontractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of federal government contracts that affect how we do business with our customers and may impose added costs to our business. For example, these regulations and laws include provisions that contracts we have been awarded are subject to:

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

A significant portion of our business depends on U.S. government contracts, which are often subject to competitive bidding, and a failure to compete effectively or accurately anticipate the success of future projects could adversely affect our business.

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

As a result of the end of the NASA Space Shuttle program, manufacturing of rocket engine insulation material containing asbestos ceased in July 2010. In December 2011, we dismantled our facility used to manufacture the asbestos-based insulation for the Space Shuttle program. We have an agreement with the customer for indemnification for certain losses we may incur as a result of asbestos claims relating to a product we previously manufactured, but we cannot assure that this indemnification agreement will fully protect us from losses arising from asbestos claims.

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

The California Attorney General’s office filed a complaint against Kirkhill-TA, a subsidiary included in our Advanced Materials segment, with the Superior Court of California, Orange County, on behalf of California and the Santa Ana Regional Water Quality Control Board (Board) regarding discharge of industrial waste water from its Brea, California, facility into Fullerton Creek and Craig Lake. The Company reached a settlement with the Board of $1.9 million, including legal costs, in 2011. The full amount is recorded on the balance sheet as an accrued liability.

Because we own and operate a number of facilities that use, manufacture, store, handle or arrange for the disposal of various hazardous materials, we may incur costs for investigation, removal and remediation, as well as capital costs, associated with compliance with environmental laws. At the time of our asset acquisition of the Electronic Warfare Passive Expendables Division of BAE Systems North America (BAE), certain environmental remedial activities were required under a Part B Permit issued to the infrared decoy flare facility by the Arkansas Department of Environmental Quality under the Federal Resource Conservation and Recovery Act. The Part B Permit was transferred to our subsidiary, Armtec, along with the remedial obligations. Under the terms of the asset purchase agreement, BAE Systems agreed to perform and pay for these remedial obligations at the infrared decoy flare facility up to a maximum amount of $25.0 million. BAE is currently conducting monitoring activities as required under the asset purchase agreement. Although environmental costs have not been material in the past, we cannot assure that these matters, or any similar liabilities that arise in the future, will not exceed our resources, nor can we completely eliminate the risk of accidental contamination or injury from these materials.

An accident at our combustible ordnance or flare countermeasure operations could harm our business.

We are subject to potential liabilities in the event of an accident at our combustible ordnance and flare countermeasure operations. Our products are highly flammable during certain phases of the manufacturing process. Accordingly, our facilities are designed to isolate these operations from direct contact with employees. Our overall safety infrastructure is compliant with regulatory guidelines. In addition, we utilize hazard detection and intervention systems. Our employees receive safety training and participate in internal safety demonstrations. We continuously track safety effectiveness in relation to the U.S. Bureau of Labor Statistics, OSHA, and the HSE to help ensure performance is within industry standards. In addition, we perform on-going process safety hazards analysis, which is conducted by trained safety teams to identify risk areas that arise. We monitor progress through review of safety action reports that are produced as part of our operations. Although we believe our safety programs are robust and our compliance with our programs is high, it is possible for an accident to occur. For example, an explosion occurred in 2006 at our Wallop facility (causing a fatality, several minor injuries, and extensive damage to the facility). We are insured in excess of our deductible on losses from property, loss of business, and for personal liability claims from an accident. We may not be able to maintain insurance coverage in the future at an acceptable cost. Significant losses not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations.

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

Item 2.  Properties

The following table summarizes our properties that are greater than 100,000 square feet or related to a principal operation, including identification of the business segment, as of October 28, 2011:

Location	Type of Facility	Business Segment	Approximate Square Footage	Owned or Leased

Brea, CA	Office & Plant	Advanced Materials	329,000	Owned
Montréal, Canada	Office & Plant	Avionics & Controls	269,000	Owned
East Camden, AR	Office & Plant	Advanced Materials	262,000	Leased
Stillington, U.K.	Office & Plant	Advanced Materials	218,000	Owned
Everett, WA	Office & Plant	Avionics & Controls	216,000	Leased
Champagné, France	Office & Plant	Sensors & Systems	171,000	Owned
Coeur d’Alene, ID	Office & Plant	Avionics & Controls	140,000	Leased
Coachella, CA	Office & Plant	Advanced Materials	126,000	Owned
Marolles, France	Office & Plant	Sensors & Systems	124,000	Owned
Buena Park, CA	Office & Plant	Sensors & Systems	110,000	Owned*
Bourges, France	Office & Plant	Sensors & Systems	109,000	Owned
Wenatchee, WA	Office & Plant	Sensors & Systems	104,000	Leased
Farnborough, U.K.	Office & Plant	Sensors & Systems	103,000	Leased
Hampshire, U.K.	Office & Plant	Advanced Materials	103,000	Owned
Kent, WA	Office & Plant	Advanced Materials	103,000	Owned
Milan, TN	Office & Plant	Advanced Materials	96,000	Leased
Sylmar, CA	Office & Plant	Avionics & Controls	96,000	Leased
Valencia, CA	Office & Plant	Advanced Materials	88,000	Owned
Kanata, Canada	Office & Plant	Avionics & Controls	81,000	Leased
Gloucester, U.K.	Office & Plant	Advanced Materials	59,000	Leased

* The building is located on a parcel of land covering 16.1 acres that is leased by the Company.

In total, we own approximately 2,100,000 square feet and lease approximately 2,100,000 square feet of manufacturing facilities and properties.

Item 3.  Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe we have adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 28, 2011.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Esterline Common Stock

In Dollars

For Fiscal Years	2011		2010
	High	Low	High	Low

Quarter
First	$ 73.49	$ 56.61	$ 44.27	$ 36.75
Second	73.46	64.93	57.86	37.69
Third	82.28	69.54	57.55	44.65
Fourth	78.04	47.48	60.99	43.58

Principal Market – New York Stock Exchange

At the end of fiscal 2011, there were approximately 369 holders of record of the Company’s common stock. On December 19, 2011, there were 359 holders of record of our common stock.

No cash dividends were paid during fiscal 2011 and 2010. We are restricted from paying dividends under our current secured credit facility, and we do not anticipate paying any dividends in the foreseeable future.

The following graph shows the performance of the Company’s common stock compared to the S&P 500 Index, the S&P MidCap 400 Index, and the S&P 400 Aerospace & Defense Index for a $100 investment made on October 27, 2006.

Item 6.  Selected Financial Data

Selected Financial Data

In Thousands, Except Per Share Amounts

For Fiscal Years	2011	2010	2009	2008	2007

Operating Results[1]
Net sales	$1,717,985	$1,526,601	$1,407,459	$1,462,196	$1,188,745
Cost of sales	1,128,265	1,010,390	954,161	981,934	824,326
Selling, general and administrative	304,154	258,290	235,483	234,451	195,641
Research, development and engineering	94,505	69,753	64,456	85,097	65,438
Other (income) expense	(6,853)	(8)	7,970	86	24
Insurance recovery	0	0	0	0	(37,467)
Interest income	(1,615)	(960)	(1,634)	(4,373)	(3,085)
Interest expense	40,216	33,181	28,689	29,922	35,298
Loss on extinguishment of debt	831	1,206	0	0	1,100
Gain on derivative financial instrument	0	0	0	(1,850)	0
Income from continuing operations before income taxes	158,482	154,749	118,334	136,929	107,470

Income tax expense	24,938	24,504	12,549	25,288	21,403
Income from continuing operations including noncontrolling interests	133,544	130,245	105,785	111,641	86,067
Income (loss) from discontinued operations attributable to Esterline, net of tax	(47)	11,881	14,230	9,275	6,370
Net earnings attributable to Esterline	133,040	141,920	119,798	120,533	92,284

Earnings per share attributable to Esterline – diluted:
Continuing operations	$4.27	$4.27	$3.52	$3.72	$3.27
Discontinued operations	0.00	0.39	0.48	0.31	0.25
Earnings per share attributable to Esterline – diluted	4.27	4.66	4.00	4.03	3.52

[1]

Operating results reflect the segregation of continuing operations from discontinued operations. See Note 2 to the Consolidated Financial Statements. Operating results include the acquisitions of Souriau in July 2011, Eclipse in December 2010, Racal Acoustics in January 2009, NMC in December 2008, and CMC Electronics, Inc. (CMC) in March 2007. See Note 15 to the Consolidated Financial Statements.

Selected Financial Data

In Thousands, Except Per Share Amounts

For Fiscal Years	2011	2010	2009	2008	2007

Financial Structure
Total assets	$3,378,586	$2,587,738	$2,314,247	$1,922,102	$2,039,059
Credit facilities	360,000	0	0	0	0
Long-term debt, net	660,028	598,972	520,158	388,248	455,002
Total Esterline shareholders’ equity	1,562,835	1,412,796	1,253,021	1,026,341	1,121,826

Weighted average shares outstanding – diluted	31,154	30,477	29,951	29,908	26,252

Other Selected Data
Cash flows provided (used) by operating activities	$192,429	$179,801	$156,669	$118,893	$121,724
Cash flows provided (used) by investing activities	(869,021)	(20,719)	(250,357)	(30,139)	(382,340)
Cash flows provided (used) by financing activities	436,420	84,260	103,515	(63,278)	361,914
Net increase (decrease) in cash	(237,085)	245,326	16,149	13,576	104,431
EBITDA from continuing operations [2]	280,926	257,815	214,553	223,443	192,974
Capital expenditures [3]	49,507	45,417	58,694	38,785	29,145
Interest expense	40,216	33,181	28,689	29,922	35,298

Depreciation and amortization from continuing operations	83,012	69,639	69,164	62,815	52,191

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

[3]	Excludes capital expenditures accounted for as a capitalized lease obligation of $8,139, $28,202, and $7,981 in fiscal 2010, 2009, and 2008, respectively.

In Thousands

For Fiscal Years	2011	2010	2009	2008	2007

Operating earnings from continuing operations	$197,914	$188,176	$145,389	$160,628	$140,783
Depreciation and amortization from continuing operations	83,012	69,639	69,164	62,815	52,191

EBITDA from continuing operations	$280,926	$257,815	$214,553	$223,443	$192,974

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes in Item 8 of this report. This discussion and analysis contains forward-looking statements and estimates that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the “Forward-Looking Statements” section in Item 1 of this report and the “Risk Factors” section in Item 1A of this report.

OVERVIEW

We operate our businesses in three segments: Avionics & Controls, Sensors & Systems and Advanced Materials. Our segments are structured around our technical capabilities.

The Avionics & Controls segment includes avionics systems, control systems, interface technologies and communication systems capabilities. Avionics systems designs and develops cockpit systems integration and avionics solutions for commercial and military applications. Control systems designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles. Interface technologies manufactures and develops custom control panels and input systems for medical, industrial, military and casino gaming industries. Communication systems designs and manufactures military audio and data products for severe battlefield environments, embedded communication intercept receivers for signal intelligence applications, as well as communication control systems to enhance security and aural clarity in military applications.

The Sensors & Systems segment includes power systems, connection technologies and advanced sensors capabilities. Power systems develops and manufactures electrical power switching and other related systems, principally for aerospace and defense customers. Connection Technologies develops and manufactures highly engineered connectors for harsh environments and serves the aerospace, defense & space, power generation, rail and industrial equipment markets. Advanced Sensors develops and manufactures high precision temperature and pressure sensors for aerospace and defense customers.

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

On July 26, 2011, the Company acquired the Souriau Group (Souriau). Souriau is a leading global supplier of highly engineered connection technologies for harsh environments. Souriau is included in our Sensors & Systems segment.

On December 30, 2010, the Company acquired Eclipse Electronic Systems, Inc. (Eclipse). Eclipse is a designer and manufacturer of embedded communication intercept receivers for signal intelligence applications. Eclipse is included in our Avionics & Controls segment.

On September 8, 2010, we sold Pressure Systems, Inc. (PSI), which was included in the Sensors & Systems segment. The results of PSI are accounted for as discontinued operations in the consolidated statement of operations. On November 3, 2008, we sold Muirhead Aerospace (Muirhead) and Traxsys Input Products Limited (Traxsys). Muirhead and Traxsys were included in the Sensors & Systems segment. The results of Muirhead and Traxsys are accounted for as discontinued operations in the consolidated statement of operations.

During the fourth fiscal quarter of 2011, income from continuing operations was $19.4 million or $0.62 per diluted share compared with $49.3 million or $1.60 per diluted share in the prior-year period. The decrease in income from continuing operations reflected reduced operating earnings from Avionics & Controls and Sensors & Systems, increased operating earnings from Advanced Materials and the effect of Souriau acquisition-related expenses. The decrease in operating earnings of Avionics & Controls reflected lower sales and earnings of avionics systems and communication systems due to reduced requirements from defense customers, as well as the timing of receiving orders and increased research, engineering and development expense. The decrease at Sensors & Systems reflected an operating loss at Souriau of $21.6 million due primarily to the purchase accounting requirement to recognize the fair value of acquired inventory as expense over the first inventory turn. The increase at Advanced Materials reflected strong earnings from our engineered materials operations and a gain on sale of a facility, partially offset by decreased earnings of our defense technologies operations due to lower demand from countermeasures. Income from continuing operations was also impacted by higher interest expense and benefited from a lower income tax rate of 11.8% compared to 17.4% in the prior-year period. The decrease in the income tax rate mainly reflected income tax benefits associated with the acquisition of Souriau and lower earnings in the fourth fiscal quarter of 2011.

During fiscal 2011, income from continuing operations was $133.1 million or $4.27 per diluted share compared with $130.0 million or $4.27 per diluted share during fiscal 2010, reflecting improved sales and earnings from Avionics & Controls and Advanced Materials and weaker results from Sensors & Systems. Sales and operating earnings were strong the first half of the year compared to the prior-year period and weaker in the second half of the year, principally reflecting reduced sales and earnings from our defense focused business operations and the operating loss of Souriau due to the inventory fair value adjustment noted above. Avionics & Controls reflected strong sales and earnings of avionics systems and control systems and weaker sales and earnings of communication systems and interface technologies. Sensors & Systems reflected improved sales and earnings of power systems and advanced sensors, partially offset by the operating loss of Souriau. Advanced Materials results reflected strong sales and earnings from engineered materials and weak performance from defense technologies, primarily due to decreased demand for countermeasures.

The income tax rate for fiscal 2011 was 15.7% compared with 15.8% for fiscal 2010.

Net income in fiscal 2011 was $133.0 million or $4.27 per diluted share, compared with net income of $141.9 million or $4.66 per diluted share in fiscal 2010. Fiscal 2010 included income from discontinued operations of $0.39 per diluted share in fiscal 2010, reflecting the gain on the sale of PSI in September 2010.

Results of Continuing Operations

Fiscal 2011 Compared with Fiscal 2010

Sales for fiscal 2011 increased 12.5% over the prior year. Sales by segment were as follows:

Dollars In Thousands	Increase (Decrease) From Prior Year	2011	2010

Avionics & Controls	6.6%	$841,939	$790,016
Sensors & Systems	38.9%	414,609	298,559
Advanced Materials	5.3%	461,437	438,026

Total		$1,717,985	$1,526,601

The $51.9 million or 6.6% increase in Avionics & Controls mainly reflected increased sales volumes of avionics systems of $25 million, control systems of $25 million, and communication systems of $6 million, mostly offset by decreased sales volumes of interface technologies systems. The increase in avionics systems principally reflected strong sales volumes of avionics products of $18.2 million. The increase in control systems reflected strong OEM and after-market sales and a $4.4 million retroactive price settlement due to product scope changes. The first six months of fiscal 2011 benefited from higher demand for after-market spares due to restocking of depleted inventory by our customers. During the second six months, demand levels for spares declined and more closely reflected the underlying activity of the flying fleet. Our after-market spares sales volume level for fiscal 2012 is forecasted to continue this trend. The increased sales of communication systems principally reflected $37.6 million in incremental sales from the Eclipse acquisition completed in the first fiscal quarter of 2011, partially offset by decreased sales of hearing protection headset devices due to uncertainty over the U.S. and U.K. military budgets. Avionics & Controls segment sales are expected to increase modestly to about $850 million in fiscal 2012, reflecting a strong commercial aerospace market, improved requirements for headsets and embedded communication intercept receivers for signal intelligence applications, higher requirements for input devices for medical applications, and partially offset by lower sales of avionics systems due to delayed orders for retrofits of military transport aircraft.

The $116.1 million or 38.9% increase in Sensors & Systems mainly reflected incremental sales from the Souriau acquisition in the third quarter of fiscal 2011 of $78 million and increased sales volumes of advanced sensors of $16 million and power systems of $22 million. The increase in advanced sensors sales mainly reflected strong aftermarket demand for temperature and pressure sensors. The increase in power systems mainly reflected higher OEM and retrofit sales for commercial aviation. In the fourth fiscal quarter of 2011, Souriau’s sales were impacted by lower demand for industrial applications, which is expected to continue in the first fiscal quarter of 2012 and improve over the remaining three fiscal quarters of 2012 as sales for defense, nuclear, and other industrial applications increase. Segment sales in the second, third and fourth quarters of fiscal 2011 reflected a stronger pound sterling and euro compared to the U.S. dollar compared to the prior-year period, while sales in the first quarter of fiscal 2011 reflected a weaker pound sterling and euro relative to the U.S. dollar relative to the prior-year period. Sensors & Systems sales in fiscal 2012 are expected to be nearly $730 million in fiscal 2012, reflecting a full year of Souriau’s sales.

The $23.4 million or 5.3% increase in sales of Advanced Materials principally reflected a $33 million decrease in sales volumes of defense technologies and a $54 million increase in sales of engineered materials. The decrease in sales of defense technologies mainly reflected lower sales volumes of countermeasures, principally due to lower requirements from our non-U.S. customers. The increase in sales of engineered materials reflected strong demand for elastomer and insulation materials for commercial aerospace applications. Advanced Materials segment sales are expected to be nearly $480 million in fiscal 2012, reflecting strong commercial aerospace and energy markets and improved demand for non-U.S. flare countermeasures.

Foreign sales, including export sales by domestic operations, totaled $971.0 million and $860.0 million, and accounted for 56.5% and 56.3% of our sales in fiscal 2011 and 2010, respectively.

Overall, gross margin as a percentage of sales was 34.3% and 33.8% in fiscal 2011 and 2010, respectively. Gross profit was $589.7 million and $516.2 million in fiscal 2011 and 2010, respectively.

Avionics & Controls segment gross margin was 38.8% and 35.7% for fiscal 2011 and 2010, respectively. Segment gross profit was $326.5 million compared to $282.4 million in the prior-year period. About 70% of the net $44 million increase in segment gross profit was due to strong sales volume and improved gross margin on avionics systems. This reflects increased sales volumes of aviation products and higher gross margin on cockpit integration sales. Nearly 35% of the increase in segment gross profit reflected robust sales of control systems due to strong aftermarket demand and the $4.4 million retroactive price increase referenced above. Control systems gross profit was impacted by a $2.0 million charge in the fourth fiscal quarter of 2011 for engineering costs not probable of recovery from the customer. Eclipse’s gross profit was impacted by purchase accounting requirements resulting in a $5.4 million inventory fair value adjustment and recognizing the adjustment as expense over the first inventory turn; approximately $2.0 million was recorded as an expense in the fourth fiscal quarter of 2011. Interface technologies gross profit decreased by approximately $3.5 million, principally due to lower demand and gross margin for interface devices for casino gaming applications.

Sensors & Systems segment gross margin was 28.3% and 34.6% for fiscal 2011 and 2010, respectively. Segment gross profit was $117.4 million and $103.2 million for fiscal 2011 and 2010, respectively. Connection technologies reported only minimal gross profit, net of a $27.9 million inventory fair value adjustment, principally recognized in the fourth fiscal quarter of 2011. An additional $12.6 million in fair value adjustments will be recognized in the first fiscal quarter of 2012. Approximately 55% of the increase in segment gross profit was due to increased sales volumes of pressure sensors for OEM and aftermarket requirements. About 45% of the increase in segment gross profit was due to improved gross margin on power systems reflecting increased retrofit and OEM sales.

Advanced Materials segment gross margin was 31.6% and 29.8% for fiscal 2011 and 2010, respectively. Segment gross profit was $145.8 million and $130.6 million for fiscal 2011 and 2010, respectively. A $26 million increase in engineered materials gross profit was partially offset by a decrease in gross profit at our defense technologies operations. The increase in engineered materials gross profit was principally due to increased sales volumes of elastomer and insulation material for commercial aerospace applications. The decrease in gross profit of defense technologies mainly reflected lower sales volumes of countermeasures.

Selling, general and administrative expenses (which include corporate expenses) increased to $304.2 million in fiscal 2011 compared with $258.3 million in fiscal 2010. The $45.9 million increase reflected an increase of $9 million of corporate expense, $14 million at our Avionics & Controls segment, and $23 million at our Sensors & Systems segment. The $9 million increase at corporate primarily reflects Souriau acquisition-related expenses; approximately $1.4 million was incurred in the fourth fiscal quarter of 2011. The $14 million increase at Avionics & Controls reflects $8 million in incremental selling, general and administrative expenses related to the Eclipse acquisition. The $23 million increase at Sensors & Systems reflects $20 million in incremental selling, general and administrative expenses related to the Souriau acquisition. Selling, general and administrative expenses at Advanced Materials increased slightly compared to the prior-year period reflecting $1.9 million for an estimated liability for an environmental issue, $2.0 million in severance at our defense technologies operations and a $1.3 million expense principally related to the write-off of accounts receivable. These increases were principally offset by a $3.2 million gain on a sale of a facility and an insurance recovery in fiscal 2010.

Research, development and related engineering spending increased to $94.5 million, or 5.5% of sales, in fiscal 2011 compared with $69.8 million, or 4.6% of sales, in fiscal 2010. The $24.8 million increase in research, development and related engineering expense principally reflects $14 million in higher spending on avionics systems, $4 million on control systems and $4 million on communication systems.

In fiscal 2011 we benefited from $6.3 million in foreign currency exchange gains associated with funding the acquisition of Souriau.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the fourth quarter of fiscal 2011 were $45.1 million or 9.0% of sales, compared with $83.2 million or 19.3% of sales, for the prior-year period. The $38.1 million decrease in earnings mainly reflected the operating loss of Souriau of $21.6 million, principally due to the fair value inventory adjustment noted above and partially offset by incremental earnings of Eclipse of $2.3 million. The decrease also reflected weaker operating earnings at our avionics systems and communications headset operations totaling $15 million and defense technologies countermeasure operations totaling $8 million, partially offset by stronger operating results at our engineered materials operations of $11 million. Avionics systems earnings in the fourth quarter were impacted by higher research and development expense and lower shipments of the integrated cockpit for the T-6B military trainer compared to the same periods last year. The decrease at communication systems and defense technologies was due to lower demand for headsets and flare countermeasures, respectively, which reflect slower than expected order releases from our defense customers. Engineered materials operations benefited from strong demand for elastomer and insulation materials for commercial aerospace. The decrease in segment earnings also reflected a $2.0 million write-off of engineering costs at controls systems, a $1.1 million inventory and accounts receivable write-off at advanced sensors, a $2.0 million write-off of accounts receivable and inventory at defense technologies, and a $0.6 million late delivery penalty at engineering materials, partially offset by a $3.2 million gain on the sale of an engineered material facility.

Segment earnings for fiscal 2011 were $240.0 million, or 14.0% of sales, compared with $228.6 million, or 15.0% of sales, for fiscal 2010. Avionics & Controls segment earnings were $135.2 million or 16.1% of sales in fiscal 2011 compared with $125.9 million or 15.9% of sales in fiscal 2010, mainly reflecting a $12 million increase in avionics systems, a $9 million increase in control systems, a $10.0 million decrease in communication systems, and a $2 million decrease in interface technologies. Avionics systems benefited from strong gross profit, partially offset by a $14 million increase in research, development and engineering expense and a $5.0 million increase in selling, general and administrative expenses, reflecting increased bid and proposal expense and incentive compensation. Control systems benefited from increased gross profit, partially offset by a $4 million increase in research, engineering and development, net of a $1.1 million recovery of non-recurring engineering expense upon settlement with the customer. The decrease in communication systems earnings mainly reflected decreased gross profit from lower sales of certain communication systems for audio and data products for severe battlefield environments, resulting in a $14 million decrease in communication systems earnings, partially offset by incremental income from the Eclipse acquisition. We expect that segment operating earnings will be about 16% of sales on sales of $850 million for fiscal 2012, reflecting a strong commercial aerospace market and improved sales and profits from sales of headset devices and embedded communication intercept receivers for signal intelligence applications.

Sensors & Systems segment earnings were $22.5 million or 5.4% of sales in fiscal 2011 compared with $33.9 million or 11.4% of sales in fiscal 2010, principally reflecting a $6.6 million increase in advanced sensors and a $4.5 million increase in power systems, both operations benefiting from increased gross profit. Souriau incurred an operating loss of $22.4 million, principally reflecting the inventory fair value adjustment referenced above. As noted above, Souriau’s operating results will be impacted by a $12.6 million fair value inventory adjustment in the first fiscal quarter of 2012. We expect that segment earnings will be nearly 10% of sales on sales of $730.0 million, reflecting a strong commercial aerospace market, stronger demand for connectors for industrial applications in the second half of the fiscal year and fully recognizing the fair value inventory adjustment related to the Souriau acquisition in the first fiscal quarter of 2012.

Advanced Materials segment earnings were $82.3 million or 17.8% of sales in fiscal 2011 compared with $68.8 million or 15.7% of sales in fiscal 2010, primarily reflecting increased earnings from sales of engineered materials, partially offset by a $15 million decrease in defense technologies. The increase in engineered materials principally reflected the increase in gross profit, a $3.2 million gain on sale of a facility, partially offset by a $1.9 million increase in an estimated liability for an environmental issue. Defense technologies principally reflected a $19 million decrease in earnings for countermeasures operations and increased earnings of combustible ordnance. The decrease in earnings for countermeasures mainly reflected the decrease in gross profit and certain charges in the fourth fiscal quarter of 2011 totaling $2.0 million, consisting principally of a write-off of an accounts receivable of $0.8 million and $0.5 million in inventory. Also, $2.0 million in severance was recorded in the third fiscal quarter of 2011. We expect that segment earnings will be nearly 18% of sales on sales of about $480 million, reflecting a strong commercial aerospace market and improved sales and profitability from sales of international flare countermeasures.

Interest expense increased to $40.2 million during fiscal 2011 compared with $33.2 million in the prior year, reflecting higher borrowings.

The income tax rate for fiscal 2011 was 15.7% compared with 15.8% in fiscal 2010. The tax rate was lower than the statutory rate, as both years benefited from various tax credits and certain foreign interest expense deductions. During fiscal 2011, we recognized $11.4 million of discrete income tax benefits as a result of the following items: $3.1 million of income tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits and the release of a valuation allowance related to a net operating loss of an acquired subsidiary; $5.6 million of income tax benefits associated with net operating losses of an acquired subsidiary as a result of concluding a tax examination; $3.5 million of net reduction of deferred income tax liabilities as a result of enactment of income tax laws reducing the U.K. statutory income tax rate; and $0.8 million of income tax expense as a result of reconciling the prior-year’s income tax returns to the prior year’s provision for income tax. We expect the income tax rate to be approximately 20% in fiscal 2012.

In fiscal 2010, we recognized $11.0 million in net discrete tax benefits. The $11.0 million discrete tax benefits were the result of four events. The first event was a $7.6 million benefit as a result of the release of tax reserves for uncertain tax positions mainly associated with losses on the disposition of assets. This release of tax reserves resulted from the expiration of a statute of limitations. The second event was a $1.7 million net reduction in deferred income tax liabilities, which was the result of the enactment of tax laws reducing the U.K. statutory income tax rate. The third event was a $0.8 million tax expense related to tax liabilities associated with an examination of the U.S. federal and state income tax returns. The fourth event was a $2.5 million reduction of valuation allowances related to acquired net operating losses and foreign tax credits that were generated in prior years.

The income tax rate differed from the statutory rate in fiscal 2011 and 2010, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next 12 months approximately $0.8 million of tax benefits associated with research and experimentation tax credits, capital and operating losses that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

We use forward contracts to hedge our foreign currency exchange risk. To the extent that these hedges qualify under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in currency other than the functional currency of the Company for fiscal 2011 and 2010 are as follows:

(In thousands)

	2011	2010

Forward foreign currency contracts – loss	$(941)	$(139)
Forward foreign currency contracts – reclassified from AOCI	10,092	11,042
Embedded derivatives – gain (loss)	906	(1,476)
Revaluation of monetary assets/liabilities – gain (loss)	4,174	(3,282)

Total	$14,231	$6,145

New orders for fiscal 2011 were $1.9 billion compared with $1.6 billion for fiscal 2010. Orders increased across all of our segments, principally reflecting the acquired backlog of Eclipse and Souriau and partially offset by order declines for avionics systems, certain communication systems and defense technologies. Backlog at the end of fiscal 2011 was $1.3 billion compared with $1.1 billion at the end of the prior year. Approximately $352.8 million is scheduled to be delivered after fiscal 2012. Backlog is subject to cancellation until delivery.

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

(In thousands)

	2010	2009

Forward foreign currency contracts – gain (loss)	$(139)	$7,031
Forward foreign currency contracts – reclassified from AOCI	11,042	(11,610)
Embedded derivatives – gain (loss)	(1,476)	(2,666)
Revaluation of monetary assets/liabilities – gain (loss)	(3,282)	(5,334)

Total	$6,145	$(12,579)

New orders for fiscal 2010 were $1.6 billion compared with $1.4 billion for fiscal 2009. Orders increased at our Avionics & Controls and Advanced Materials and declined at Sensors & Systems due to the downturn in commercial aviation.

Liquidity and Capital Resources

Working Capital and Statement of Cash Flows

Cash and cash equivalents at the end of fiscal 2011 totaled $185.0 million, a decrease of $237.1 million from the prior year. Net working capital decreased to $621.0 million at the end of fiscal 2011 from $752.2 million at the end of the prior year. Sources of cash flows from operating activities principally consist of cash received from the sale of products offset by cash payments for material, labor and operating expenses.

Cash flows from operating activities were $192.4 million and $179.8 million in fiscal 2011 and 2010, respectively. The increase principally reflected higher cash collections from customers, lower cash payments for income taxes, and partially offset by higher cash contributions to our defined benefit pension plans and payments for inventory and interest.

Cash flows used by investing activities were $869.0 million and $20.7 million in fiscal 2011 and 2010, respectively. Cash flows used by investing activities in fiscal 2011 principally reflected the use of cash for acquisition of businesses of $814.9 million and capital assets of $49.5 million. Cash flows used by investing activities in fiscal 2010 principally reflected the use of cash for capital assets of $45.5 million, partially offset by cash proceeds from the sale of Pressure Systems, Inc. of $25.0 million.

Cash flows provided by financing activities were $436.4 million in fiscal 2011 and cash flows provided by financing activities were $84.3 million in fiscal 2010. Cash flows provided by financing activities in fiscal 2011 primarily reflected a $400.0 million increase in our credit facility, $176.9 million in proceeds for the issuance of long-term debt and $164.9 million in cash repayments of long-term debt. Cash flows provided by financing activities in fiscal 2010 principally reflected proceeds from the issuance of $250.0 million in senior notes, partially offset by the repayment of our $175.0 million senior subordinated debt due in 2013.

Capital Expenditures

Net property, plant and equipment was $368.4 million at the end of fiscal 2011 compared with $273.8 million at the end of the prior year. Capital expenditures for fiscal 2011 and 2010 were $49.5 million and $53.7 million, respectively (excluding acquisitions) and included facilities, machinery, equipment and enhancements to information technology systems. Capital expenditures for fiscal 2010 included $8.1 million under a capitalized lease obligation related to a new facility for an avionics controls operation and a facility expansion for an interface technologies facility. Capital expenditures are anticipated to approximate $65.0 million for fiscal 2012. We will continue to support expansion through investments in infrastructure including machinery, equipment, and information systems.

Acquisitions

On December 30, 2010, the Company acquired Eclipse Electronic Systems, Inc. (Eclipse) for $123.8 million. Eclipse is a designer and manufacturer of embedded communication intercept receivers for signal intelligence applications. Eclipse is included in our Avionics & Controls segment.

On July 26, 2011, the Company acquired the Souriau Group (Souriau) for approximately $726.7 million, net of acquired cash. Souriau is a leading global supplier of highly engineered connection technologies for harsh environments. Souriau is included in our Sensors & Systems segment.

Debt Financing

Total debt increased $423.0 million from the prior year to approximately $1.0 billion at the end of fiscal 2011. Total debt outstanding at the end of fiscal 2011 consisted of $250.0 million Senior Notes due in 2020, $176.4 million of Senior Notes due in 2017, $162.7 million (€115.0 million) under our Euro Term Loan, $360.0 million in borrowings under our secured credit facility, $45.2 million under capital lease obligations and $42.3 million in various foreign currency debt agreements and other debt agreements.

In March 2011, we entered into a secured credit facility for $460.0 million made available through a group of banks. The credit facility is secured by substantially all of our assets and interest is based on standard inter-bank offering rates. The interest rate will range from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At October 28, 2011, we had $360.0 million outstanding under the secured credit facility at an initial interest rate of LIBOR plus 1.75% or 2.0%.

In July 2011, we amended the secured credit facility to provide for a new €125.0 million term loan (Euro Term Loan). The interest rate on the Euro Term Loan will range from Euro LIBOR plus 1.5% to Euro LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At October 28, 2011, the Company had €115.0 million outstanding or $162.7 million under the Euro Term Loan at an interest rate of Euro LIBOR plus 1.75% or 3.06%. The loan amortizes at 1.25% of the original principal balance quarterly through March 2016, with the remaining balance due in July 2016.

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

We believe cash on hand, funds generated from operations and other available debt facilities are sufficient to fund operating cash requirements and capital expenditures through fiscal 2012. Current conditions in the capital markets are uncertain; however, we believe we will have adequate access to capital markets to fund future acquisitions.

Permanent Investment of Undistributed Earnings of Foreign Subsidiaries

Our non-U.S. subsidiaries had $130.2 million in cash and cash equivalents at October 28, 2011. Cash and cash equivalents at our U.S. parent and subsidiaries aggregated $54.8 million of October 28, 2011, and cash flow from these operations is sufficient to fund working capital, capital expenditures, acquisitions, and debt repayments of our domestic operations. The earnings of our non-U.S. subsidiaries are considered to be indefinitely invested, and, accordingly, no provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries. The amount of the unrecognized deferred income tax liability for temporary differences related to investments in foreign subsidiaries is not practical to determine because of the complexities regarding the calculation of unremitted earnings and the potential for tax credits.

Pension and Other Post-Retirement Benefit Obligations

Our pension plans principally include a U.S. pension plan maintained by Esterline and non-U.S. plans maintained by CMC. Our principal post-retirement plans include non-U.S. plans maintained by CMC, which are non-contributory health care and life insurance plans.

We account for pension expense using the end of the fiscal year as our measurement date and we make actuarially computed contributions to our pension plans as necessary to adequately fund benefits. Our funding policy is consistent with the minimum funding requirements of ERISA. In fiscal 2011 and 2010, operating cash flow included $32.5 million and $20.0 million, respectively, of cash funding to these pension plans. We expect pension funding requirements for the plans maintained by Esterline and CMC to be approximately $21.2 million and $8.1 million, respectively, in fiscal 2012. The rate of increase in future compensation levels is consistent with our historical experience and salary administration policies. The expected long-term rate of return on plan assets is based on long-term target asset allocations of 70% equity and 30% fixed income. We periodically review allocations of plan assets by investment type and evaluate external sources of information regarding long-term historical returns and expected future returns for each investment type and, accordingly, believe a 7.5 and 7.0% assumed long-term rate of return on plan assets is appropriate for the Esterline and CMC plan, respectively. Current allocations are consistent with the long-term targets.

We made the following assumptions with respect to our Esterline pension obligation in 2011 and 2010:

	2011	2010
Principal assumptions as of fiscal year end:
Discount rate	5.0%	5.5%
Rate of increase in future compensation levels	4.5%	4.5%
Assumed long-term rate of return on plan assets	7.5%	8.0%

We made the following assumptions with respect to our CMC pension obligation in 2011 and 2010:

	2011	2010
Principal assumptions as of fiscal year end:
Discount rate	5.0%	5.0%
Rate of increase in future compensation levels	3.1%	3.2%
Assumed long-term rate of return on plan assets	7.0%	7.0%

We use a discount rate for expected returns that is a spot rate developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points in 2011, pension liabilities in total would have decreased $9.4 million or increased $11.3 million, respectively. If all other assumptions are held constant, the estimated effect on fiscal 2011 pension expense from a hypothetical 25 basis points increase or decrease in both the discount rate and expected long-term rate of return on plan assets would not have a material effect on our pension expense.

We made the following assumptions with respect to our Esterline post-retirement obligation in 2011 and 2010:

	2011	2010
Principal assumptions as of fiscal year end:
Discount rate	5.0%	5.5%
Initial weighted average health care trend rate	6.0%	6.0%
Ultimate weighted average health care trend rate	6.0%	6.0%

We made the following assumptions with respect to our CMC post-retirement obligation in 2011 and 2010:

	2011	2010
Principal assumptions as of fiscal year end:
Discount rate	5.0%	5.0%
Initial weighted average health care trend rate	3.7%	4.1%
Ultimate weighted average health care trend rate	3.2%	3.4%

The assumed health care trend rate has a significant impact on our post-retirement benefit obligations. Our health care trend rate was based on the experience of our plan and expectations for the future. A 100 basis points increase in the health care trend rate would increase our post-retirement benefit obligation by $1.0 million at October 28, 2011. A 100 basis points decrease in the health care trend rate would decrease our post-retirement benefit obligation by $0.9 million at October 28, 2011. Assuming all other assumptions are held constant, the estimated effect on fiscal 2011 post-retirement benefit expense from a hypothetical 100 basis points increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

Research and Development Expense

For the three years ended October 28, 2011, research and development expense has averaged 4.9% of sales. We estimate that research and development expense in fiscal 2012 will be about 5.5% of sales for the full year.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of fiscal year end. Liabilities for income taxes were excluded from the table, as we are not able to make a reasonably reliable estimate of the amount and period of related future payments.

In Thousands

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt	$626,439	$11,496	$17,887	$136,193	$460,863
Credit facilities	365,000	5,000	0	360,000	0
Interest obligations	222,915	29,340	58,680	58,680	76,215
Operating lease obligations	65,085	15,084	22,072	12,578	15,351
Capital lease obligations	118,024	4,025	8,773	8,660	96,566
Purchase obligations	696,692	654,996	39,154	1,847	695

Total contractual obligations	$2,094,155	$719,941	$146,566	$577,958	$649,690

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

Disclosures About Market Risk

Interest Rate Risks

Our debt includes fixed rate and variable rate obligations at October 28, 2011. We are not subject to interest rate risk on the fixed rate obligations. We are subject to interest rate risk on the euro term loan, interest rate swap agreements, and U.S. credit facility. For long-term debt, the table presents principal cash flows and the related weighted-average interest rates by contractual maturities.

A hypothetical 10% increase or decrease in average market rates would not have a material effect on our pretax income.

In Thousands

	Long-Term Debt – Variable Rate
Maturing in:	Principal Amount	Average Rates	(1)

2012	$8,844	*
2013	8,844	*
2014	8,844	*
2015	8,844	*
2016	487,349	*
2017 and thereafter	0	*

Total	$522,725

Fair Value at
10/28/2011	$522,725

[1]

Borrowings under the euro term loan facility bear interest at a rate equal to either: (a) the LIBOR rate plus 1.75% or (b) the “Base Rate” (defined as the higher of Wachovia Bank, National Association’s prime rate and the Federal funds rate plus 0.50%) plus 0.75%.

In Thousands

	Long-Term Debt – Fixed Rate		Long-Term Debt – Variable Rate
Maturing in:	Principal Amount	Average Rates	Notional Amount	Average Pay Rate	(1)	Average Receive Rate

2012	$0	6.625%	$0	*		6.625%
2013	0	6.625%	0	*		6.625%
2014	0	6.625%	0	*		6.625%
2015	0	6.625%	0	*		6.625%
2016	0	6.625%	0	*		6.625%
2017 and thereafter	$100,000	6.625%	100,000	*		6.625%

Total	$100,000		$100,000

Fair Value at
10/28/2011	$100,000		$126

[1]	The average pay rate is LIBOR plus 4.865%.

In Thousands

	Long-Term Debt – Fixed Rate		Long-Term Debt – Variable Rate
Maturing in:	Principal Amount	Average Rates	Notional Amount	Average Pay Rate	(1)	Average Receive Rate

2012	$0	6.625%	$0	*		6.625%
2013	0	6.625%	0	*		6.625%
2014	0	6.625%	0	*		6.625%
2015	0	6.625%	0	*		6.625%
2016	0	6.625%	0	*		6.625%
2017 and thereafter	$75,000	6.625%	75,000	*		6.625%

Total	$75,000		$75,000

Fair Value at
10/28/2011	$75,000		$1,228

[1]	The average pay rate is LIBOR plus 4.47%.

Currency Risks

We own significant operations in Canada, France and the United Kingdom. To the extent that sales are transacted in a foreign currency, we are subject to foreign currency fluctuation risk. Furthermore, we have assets denominated in foreign currencies that are not offset by liabilities in such foreign currencies. At October 28, 2011, we had the following monetary assets subject to foreign currency fluctuation risk: U.S. dollar-denominated backlog with customers whose functional currency is other than the U.S. dollar; U.S. dollar-denominated accounts receivable and payable; and certain forward contracts, which are not accounted for as a cash flow hedge. The foreign exchange rate for the dollar relative to the euro decreased to 0.707 at October 28, 2011, from 0.718 at October 29, 2010; the dollar relative to the U.K. pound decreased to 0.620 from 0.624; and the dollar relative to the Canadian dollar decreased to 0.992 from 1.02. Foreign currency transactions affecting monetary assets and forward contracts resulted in a $14.2 million gain in fiscal 2011, a $6.1 million gain in fiscal 2010, and a $12.6 million loss in fiscal 2009. The $14.2 million gain in fiscal 2011 included a $6.3 million gain due to our holding euros to fund the Souriau acquisition. The $12.6 million loss in fiscal 2009 was principally due to our holding of pounds sterling to fund the Racal Acoustics acquisition during a period of foreign exchange volatility, resulting in a $7.9 million foreign currency transaction loss in January 2009.

Our policy is to hedge a portion of our forecasted transactions using forward exchange contracts with maturities up to 23 months. The Company does not enter into any forward contracts for trading purposes. At October 28, 2011, and October 29, 2010, the notional value of foreign currency forward contracts was $431.2 million and $245.5 million, respectively. The net fair value of these contracts was a $5.7 million asset and an $11.1 million asset at October 28, 2011, and October 29, 2010, respectively. If the U.S. dollar increased by a hypothetical 5%, the effect on the fair value of the foreign currency contracts would be an increase of $19.0 million. If the U.S. dollar decreased by a hypothetical 5%, the effect on the fair value of the foreign currency contracts would be a decrease of $21.9 million.

The following tables provide information about our significant derivative financial instruments, including foreign currency forward exchange agreements and certain firmly committed sales transactions denominated in currencies other than the functional currency at October 28, 2011, and October 29, 2010. The information about certain firmly committed sales contracts and derivative financial instruments is in U.S. dollar equivalents. For forward foreign currency exchange agreements, the following tables present the notional amounts at the current exchange rate and weighted-average contractual foreign currency exchange rates by contractual maturity dates.

Firmly Committed Sales Contracts

Operations with Foreign Functional Currency

At October 28, 2011

Principal Amount by Expected Maturity

	00000000000000000	00000000000000000	00000000000000000
In Thousands	Firmly Committed Sales Contracts in United States Dollar
Fiscal Years	Canadian Dollar	Euro	U.K. Pound

2012	$177,056	$74,559	$67,277
2013	12,289	14,855	14,601
2014	311	304	6,313
2015	0	22	6,021
2016 and thereafter	5,796	6	6,076

Total	$195,452	$89,746	$100,288

Derivative Contracts

Operations with Foreign Functional Currency

At October 28, 2011

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Euro

	00000000000000000	00000000000000000	00000000000000000
Dollars in Thousands, Except for Average Contract Rate		United States Dollar
Fiscal Years		Notional Amount	Avg. Contract Rate

2012		$76,200	1.373
2013		4,240	1.388

Total		$80,440

Fair Value at 10/28/2011		$2,060

[1]	The Company has no derivative contracts maturing after fiscal 2013.

Derivative Contracts

Operations with Foreign Functional Currency

At October 28, 2011

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for U.K. Pound

	0000000000000000	0000000000000000	0000000000000000
Dollars in Thousands, Except for Average Contract Rate		United States Dollar
Fiscal Years		Notional Amount	Avg. Contract Rate

2012		$53,124	1.581
2013		15,110	1.594

Total		$68,234

Fair Value at 10/28/2011		$816

[1]	The Company has no derivative contracts maturing after fiscal 2013.

Derivative Contracts

Operations with Foreign Functional Currency

At October 28, 2011

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Canadian Dollar

	00000000000000000	00000000000000000	00000000000000000
Dollars in Thousands, Except for Average Contract Rate		United States Dollar
Fiscal Years		Notional Amount	Avg. Contract Rate

2012		$145,002	.980
2013		87,594	1.000

Total		$232,596

Fair Value at 10/28/2011		$3,593

[1]	The Company has no derivative contracts maturing after fiscal 2013.

Firmly Committed Sales Contracts

Operations with Foreign Functional Currency

At October 29, 2010

Principal Amount by Expected Maturity

	00000000000000000	00000000000000000	00000000000000000
In Thousands	Firmly Committed Sales Contracts in United States Dollar
Fiscal Years	Canadian Dollar	Euro	U.K. Pound

2011	$211,481	$55,841	$33,198
2012	30,692	11,920	2,646
2013	849	20	116
2014	383	0	116
2015 and thereafter	7,145	0	0

Total	$250,550	$67,781	$36,076

Derivative Contracts

Operations with Foreign Functional Currency

At October 29, 2010

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Euro

	00000000000000000	00000000000000000	00000000000000000
Dollars in Thousands, Except for Average Contract Rate		United States Dollar
Fiscal Years		Notional Amount	Avg. Contract Rate

2011		$31,248	1.357
2012		3,210	1.321

Total		$34,458

Fair Value at 10/29/2010		$937

[1]	The Company has no derivative contracts maturing after fiscal 2012.

Derivative Contracts

Operations with Foreign Functional Currency

At October 29, 2010

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for U.K. Pound

	00000000000000000	00000000000000000	00000000000000000
Dollars in Thousands, Except for Average Contract Rate		United States Dollar
Fiscal Years		Notional Amount	Avg. Contract Rate

2011		$43,253	1.561
2012		11,740	1.556

Total		$54,993

Fair Value at 10/29/2010		$1,223

[1]	The Company has no derivative contracts maturing after fiscal 2012.

Derivative Contracts

Operations with Foreign Functional Currency

At October 29, 2010

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Canadian Dollar

	00000000000000000	00000000000000000	00000000000000000
Dollars in Thousands, Except for Average Contract Rate		United States Dollar
Fiscal Years		Notional Amount	Avg. Contract Rate

2011		$112,854	.908
2012		43,220	.944

Total		$156,074

Fair Value at 10/29/2010		$9,541

[1]	The Company had no derivative contracts maturing after fiscal 2012.

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

Revenues and profits on fixed-price contracts with significant engineering as well as production requirements are recorded based on the achievement of contractual milestones and the ratio of total actual incurred costs to date to total estimated costs for each contract (cost-to-cost method). We review cost performance and estimates to complete on our ongoing contracts at least quarterly. The impact of revisions of profit estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period they become evident. When change orders have been approved by both the company and the customer for both scope and price and realization is deemed probable, the original contract price is adjusted and revenues are recognized on contract performance (as determined by the achievement of contractual milestones and the cost-to-cost method). For partially approved change orders, costs attributable to unpriced change orders are treated as costs of the contract performance in the period the costs are incurred. Claims are also recognized as contract revenue when approved by both the company and the customer, based on contract performance.

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

As we have grown through acquisitions, we have accumulated $1.2 billion of goodwill and $48.8 million of indefinite-lived intangible assets out of total assets of $3.4 billion at October 28, 2011. The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We performed our impairment review for fiscal 2011 as of July 30, 2011, and our Step One analysis indicates that no impairment of goodwill or other indefinite-lived assets exists at any of our reporting units.

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

We used available market data and a discounted cash flow analysis in completing our 2011 annual impairment test. We believe that our cash flow estimates are reasonable based upon the historical cash flows and future operating and strategic plans of our reporting units. In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions. The fair value of all our reporting units exceeds its book value by greater than 30%. A 0.5% change in the discount rate used in the cash flow analysis would result in a change in the fair value of our reporting units of approximately $94.9 million. A 0.5% change in the growth rate assumed in the calculation of the terminal value of cash flows would result in a change in the fair value of our reporting units by $63.8 million. None of these changes would have resulted in any of our reporting units to be impaired.

Impairment of Long-lived Assets

Long-lived assets that are to be disposed of are required to be reported at the lower of its carrying amount or fair value less cost to sell. An asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. The first step (Step One) of an impairment test of long-lived assets is to determine the amount of future undiscounted cash flow of the long-lived asset. In the event the undiscounted future cash flow is less than the carrying amount of the long-lived asset, a second step is required (Step Two), and the long-lived asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows.

We performed a Step One impairment test of property, plant and equipment with a net book value of $28.0 million at our non-U.S. flare countermeasure operation. Our non-U.S. flare countermeasure operation incurred an operating loss of $9.8 million in fiscal 2011. We determined that the undiscounted future cash flow of the business was significantly in excess of the book value of property, plant and equipment, and accordingly, no Step Two impairment test was required.

As we have grown through acquisitions, we have accumulated $645.1 million of definite-lived intangible assets. The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) amended guidance related to the testing of goodwill for impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The Company will adopt this guidance in the first quarter of 2012 and does not expect a significant impact to the Company’s financial statements.

In June 2011, the FASB amended requirements for the presentation of other comprehensive income (OCI), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment is effective for the Company at the beginning of fiscal year 2013, with early adoption permitted. The adoption of this guidance will not impact the Company’s financial position, results of operations or cash flows and will only impact the presentation of OCI on the financial statements.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Statement of Operations

In Thousands, Except Per Share Amounts

For Each of the Three Fiscal Years in the Period Ended October 28, 2011	2011	2010	2009

Net Sales	$1,717,985	$1,526,601	$1,407,459
Cost of Sales	1,128,265	1,010,390	954,161

	589,720	516,211	453,298
Expenses
Selling, general and administrative	304,154	258,290	235,483
Research, development and engineering	94,505	69,753	64,456
Other (income) expense	(6,853)	(8)	7,970

Total Expenses	391,806	328,035	307,909

Operating Earnings From Continuing Operations	197,914	188,176	145,389
Interest income	(1,615)	(960)	(1,634)
Interest expense	40,216	33,181	28,689
Loss on extinguishment of debt	831	1,206	0

Income From Continuing Operations
Before Income Taxes	158,482	154,749	118,334
Income Tax Expense	24,938	24,504	12,549

Income From Continuing Operations
Including Noncontrolling Interests	133,544	130,245	105,785

Income Attributable to Noncontrolling Interests	(457)	(206)	(217)

Income From Continuing Operations
Attributable to Esterline, Net of Tax	133,087	130,039	105,568

Income (Loss) From Discontinued Operations
Attributable to Esterline, Net of Tax	(47)	11,881	14,230

Net Earnings Attributable to Esterline	$133,040	$141,920	$119,798

Consolidated Statement of Operations

In Thousands, Except Per Share Amounts

For Each of the Three Fiscal Years in the Period Ended October 28, 2011	2011	2010	2009

Earnings Per Share Attributable to Esterline – Basic:
Continuing operations	$4.36	$4.34	$3.55
Discontinued operations	.00	.39	.48

Earnings Per Share Attributable to Esterline – Basic	$4.36	$4.73	$4.03

Earnings Per Share Attributable to Esterline – Diluted:
Continuing operations	$4.27	$4.27	$3.52
Discontinued operations	.00	.39	.48

Earnings Per Share Attributable to Esterline – Diluted	$4.27	$4.66	$4.00

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

In Thousands, Except Share and Per Share Amounts

As of October 28, 2011 and October 29, 2010	2011	2010

Assets

Current Assets
Cash and cash equivalents	$185,035	$422,120
Cash in escrow	5,011	0
Accounts receivable, net of allowances of $7,063 and $4,865	369,826	309,242
Inventories	402,548	262,373
Income tax refundable	2,857	17,806
Deferred income tax benefits	48,251	37,539
Prepaid expenses	19,245	16,264
Other current assets	6,540	11,241

Total Current Assets	1,039,313	1,076,585

Property, Plant and Equipment
Land	34,029	28,583
Buildings	225,600	186,435
Machinery and equipment	410,291	330,986

	669,920	546,004
Accumulated depreciation	301,504	272,234

	368,416	273,770

Other Non-Current Assets
Goodwill	1,163,725	739,730
Intangibles, net	693,915	389,017
Debt issuance costs, net of accumulated amortization of $2,700 and $4,536	10,695	7,774
Deferred income tax benefits	79,605	87,622
Other assets	22,917	13,240

Total Assets	$3,378,586	$2,587,738

See Notes to Consolidated Financial Statements.

As of October 28, 2011 and October 29, 2010	2011	2010

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$119,888	$82,275
Accrued liabilities	270,422	215,094
Credit facilities	5,000	1,980
Current maturities of long-term debt	11,595	12,646
Deferred income tax liabilities	9,538	7,155
Federal and foreign income taxes	1,918	5,227

Total Current Liabilities	418,361	324,377

Long-Term Liabilities
Credit facilities	360,000	0
Long-term debt, net of current maturities	660,028	598,972
Deferred income tax liabilities	238,709	127,081
Pension and post-retirement obligations	107,877	105,333
Other liabilities	19,693	16,476

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 30,613,448 and 30,279,509 shares	6,123	6,056
Additional paid-in capital	551,703	528,724
Retained earnings	1,007,821	874,781
Accumulated other comprehensive income (loss)	(2,812)	3,235

Total Esterline shareholders’ equity	1,562,835	1,412,796
Noncontrolling interests	11,083	2,703

Total Shareholders’ Equity	1,573,918	1,415,499

Total Liabilities and Shareholders’ Equity	$3,378,586	$2,587,738

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows

In Thousands

For Each of the Three Fiscal Years in the Period Ended October 28, 2011	2011	2010	2009

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$133,497	$142,126	$120,015
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided
(used) by operating activities:
Depreciation and amortization	84,658	72,117	71,511
Deferred income tax	(12,345)	(9,997)	(11,468)
Share-based compensation	7,963	7,134	7,349
Gain on sale of discontinued operations	0	(14,625)	(26,481)
Gain on sale of capital assets	(3,684)	0	0
Working capital changes, net of effect of acquisitions:
Accounts receivable	23,811	(39,164)	54,546
Inventories	15	10,734	6,054
Prepaid expenses	667	1,114	(3,890)
Other current assets	(2,575)	2,285	(15,428)
Accounts payable	(2,942)	856	(18,787)
Accrued liabilities	(10,509)	21,303	(11,933)
Federal and foreign income taxes	(816)	(6,607)	737
Other liabilities	(22,983)	(7,571)	(7,663)
Other, net	(2,328)	96	(7,893)

	192,429	179,801	156,669
Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(49,507)	(45,540)	(59,184)
Escrow deposit	(14,033)	0	0
Proceeds from sale of discontinued operations, net of cash	0	24,994	62,944
Proceeds from sale of capital assets	9,453	595	1,089
Acquisitions of businesses, net of cash acquired	(814,934)	(768)	(255,206)

	(869,021)	(20,719)	(250,357)

For Each of the Three Fiscal Years in the Period Ended October 28, 2011	2011	2010	2009

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	13,253	13,654	3,137
Excess tax benefits from stock option exercises	1,830	3,488	119
Proceeds from long-term credit facilities	400,014	(4,015)	99
Repayment of long-term debt and credit facilities	(164,916)	(183,082)	(34,444)
Proceeds from issuance of long-term debt	176,875	250,000	125,000
Proceeds from government assistance	15,000	9,168	11,145
Dividends paid to noncontrolling interests	(238)	(234)	(283)
Debt and other issuance costs	(5,398)	(4,719)	(1,258)

	436,420	84,260	103,515

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	3,087	1,984	6,322

Net Increase (Decrease) in Cash and Cash Equivalents	(237,085)	245,326	16,149
Cash and Cash Equivalents – Beginning of Year	422,120	176,794	160,645

Cash and Cash Equivalents – End of Year	$185,035	$422,120	$176,794

Supplemental Cash Flow Information
Cash paid for interest	$38,361	$30,629	$27,988
Cash paid for taxes	45,074	53,704	40,293

Supplemental Non-cash Investing and Financing Activities
Capital asset and lease obligation additions	0	8,139	28,202

See Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders’

Equity and Comprehensive Income (Loss)

In Thousands, Except Per Share Amounts

For Each of the Three Fiscal Years in the Period Ended October 28, 2011	2011	2010	2009

Common Stock, Par Value $.20 Per Share
Beginning of year	$6,056	$5,955	$5,927
Shares issued under stock option plans	67	101	28

End of year	6,123	6,056	5,955

Additional Paid-in Capital
Beginning of year	528,724	504,549	493,972
Shares issued under stock option plans	15,016	17,041	3,228
Share-based compensation expense	7,963	7,134	7,349

End of year	551,703	528,724	504,549

Retained Earnings
Beginning of year	874,781	732,861	613,063
Net earnings	133,040	141,920	119,798

End of year	1,007,821	874,781	732,861

Accumulated Other Comprehensive Income (Loss)
Beginning of year	3,235	9,656	(86,621)
Change in fair value of derivative financial instruments, net of tax (expense) benefit of $2,282, $1,045 and $(11,072)	(5,934)	(1,407)	24,179
Change in pension and post-retirement obligations, net of tax (expense) benefit of $5,060, $3,741 and $11,636	(9,986)	(10,618)	(20,265)
Foreign currency translation adjustment	9,873	5,604	92,363

End of year	(2,812)	3,235	9,656

Noncontrolling Interests
Beginning of year	2,703	2,731	2,797
Net changes in equity attributable to noncontrolling interest	8,380	(28)	(66)

End of year	11,083	2,703	2,731

Total Shareholders’ Equity	$1,573,918	$1,415,499	$1,255,752

Comprehensive Income (Loss)
Net earnings	$133,040	$141,920	$119,798
Change in fair value of derivative financial instruments, net of tax	(5,934)	(1,407)	24,179
Change in pension and post-retirement obligations, net of tax	(9,986)	(10,618)	(20,265)
Foreign currency translation adjustment	9,873	5,604	92,363

Comprehensive Income (Loss)	$126,993	$135,499	$216,075

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

Concentration of Risks

The Company’s products are principally focused on the aerospace and defense industry, which includes military and commercial aircraft original equipment manufacturers and their suppliers, commercial airlines, and the United States and foreign governments. Sales to the U.S. government aggregated 10% of sales in fiscal 2011 and 2010. Accordingly, the Company’s current and future financial performance is dependent on the economic condition of the aerospace and defense industry. The commercial aerospace market has historically been subject to cyclical downturns during periods of weak economic conditions or material changes arising from domestic or international events. Management believes that the Company’s sales are fairly well balanced across its customer base, which includes not only aerospace and defense customers but also medical and industrial commercial customers. However, material changes in the economic conditions of the aerospace industry could have a material effect on the Company’s results of operations, financial position or cash flows.

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

Revenues and profits on fixed-price contracts with significant engineering as well as production requirements are recorded based on the achievement of contractual milestones and the ratio of total actual incurred costs to date to total estimated costs for each contract (cost-to-cost method). Types of milestones include design review and prototype completion. The Company reviews cost performance and estimates to complete on its ongoing contracts at least quarterly. The impact of revisions of profit estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period they become evident. When change orders have been approved by both the company and the customer for both scope and price and realization is deemed probable, the original contract price is adjusted and revenues are recognized on contract performance (as determined by the achievement of contractual milestones and the cost-to-cost method). For partially approved change orders, costs attributable to unpriced change orders are treated as costs of the contract performance in the period the costs are incurred. Claims are also recognized as contract revenue when approved by both the company and the customer, based on contract performance.

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

Financial Instruments

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, foreign currency forward contracts, and interest rate swap agreements. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair market value of the Company’s long-term debt and short-term borrowings was estimated at $1.0 billion and $640.5 million at fiscal year end 2011 and 2010, respectively. These estimates were derived using discounted cash flows with interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

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

The Company’s policy is to hedge a portion of its forecasted transactions using forward exchange contracts, with maturities up to 23 months. These forward contracts have been designated as cash flow hedges. The portion of the net gain or loss on a derivative instrument that is effective as a hedge is reported as a component of other comprehensive income in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The amount of hedge ineffectiveness has not been material in any of the three fiscal years in the period ended October 28, 2011. At October 28, 2011, and October 29, 2010, the notional value of foreign currency forward contracts accounted for as a cash flow hedge was $288.9 million and $205.7 million, respectively. The fair value of these contracts was $4.6 million and $10.7 million at October 28, 2011, and October 29, 2010, respectively. The Company does not enter into any forward contracts for trading purposes.

In February 2006, the Company entered into a U.K. term loan for £57.0 million. The Company designated the U.K. term loan as a hedge of the investment in a certain U.K. business unit. The foreign currency gain or loss that is effective as a hedge is reported as a component of accumulated other comprehensive income in shareholders’ equity. The U.K. term loan was paid off in fiscal 2009. The loss of $4.8 million net of taxes included in Accumulated Other Comprehensive Income will remain until the underlying investment in a certain U.K. business unit is liquidated.

In July 2011, the Company entered into a Euro Term Loan for €125.0 million under the secured credit facility. The Company designated the Euro Term Loan a hedge of the investment in a certain French business unit. The foreign currency gain or loss that is effective as a hedge is reported as a component of accumulated other comprehensive income in shareholders’ equity. To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings. There was no ineffectiveness in 2011. The gain or loss included in Accumulated Other Comprehensive Income will remain until the underlying investment in a certain French business unit is liquidated. The amount of foreign currency translation included in Accumulated Other Comprehensive Income was a gain of $5.1 million at October 28, 2011.

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

In December 2010, the Company entered into an interest rate swap agreement for $75.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on the $75.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.47% and was 4.90% at October 28, 2011.

In November 2010, the Company entered into an interest rate swap agreement for $100.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on the $100.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.87% and was 5.29% at October 28, 2011.

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

A deferred gain of $3.7 million from terminated swap agreements was recognized in fiscal 2010 upon the repayment of the $175.0 million Senior Subordinated Notes due 2013. A loss on extinguishment of debt was recorded for $1.2 million, which includes the recognition of the previously deferred gains of $3.7 million.

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

Foreign Currency Translation

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on year end exchange rates. Revenue and expense accounts are translated at average exchange rates. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in shareholders’ equity as a component of comprehensive income. Accumulated gain on foreign currency translation adjustment was $68.6 million, $58.8 million and $53.2 million as of the fiscal years ended October 28, 2011, October 29, 2010, and October 30, 2009, respectively.

Foreign Currency Transaction Gains and Losses

Foreign currency transaction gains and losses are included in results of operations and are primarily the result of revaluing assets and liabilities denominated in a currency other than the functional currency, gains and losses on forward exchange contracts and the change in value of foreign currency embedded derivatives in backlog. These foreign currency transactions resulted in a $14.2 million gain in fiscal 2011, a $6.1 million gain in fiscal 2010, and a $12.6 million loss in fiscal 2009.

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. Fair value of cash equivalents approximates carrying value. Cash equivalents included $29.3 million and $28.8 million in cash for a letter of credit at October 28, 2011, and October 29, 2010, respectively.

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

Property, Plant and Equipment, and Depreciation

Property, plant and equipment is carried at cost and includes expenditures for major improvements. Depreciation is generally provided on the straight-line method based upon estimated useful lives ranging from 15 to 30 years for buildings and 3 to 10 years for machinery and equipment. Depreciation expense was $42.5 million, $39.5 million, and $39.2 million for fiscal years 2011, 2010 and 2009, respectively. Assets under capital leases were $38.1 million at October 28, 2011, and $44.4 million at October 29, 2010. Amortization expense of assets accounted for as capital leases is included with depreciation expense. The fair value of liabilities related to the retirement of property is recorded when there is a legal or contractual obligation to incur asset retirement costs and the costs can be estimated. The Company records the asset retirement cost by increasing the carrying cost of the underlying property by the amount of the asset retirement obligation. The asset retirement cost is depreciated over the estimated useful life of the underlying property.

Debt Issuance Costs

Costs incurred to issue debt are deferred and amortized as interest expense over the term of the related debt using a method that approximates the effective interest method.

Long-lived Asset Impairments

The carrying amount of long-lived assets is reviewed periodically for impairment. An asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future undiscounted cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows.

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

Intangible assets are amortized over their estimated period of benefit, ranging from 2 to 20 years. Amortization expense is reflected in selling, general and administrative expense on the Consolidated Statement of Operations. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists.

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

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year. Diluted earnings per share also includes the dilutive effect of stock options. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 331,300, 50,984, and 1,385,596 for fiscal 2011, 2010 and 2009, respectively. The weighted average number of shares outstanding used to compute basic earnings per share was 30,509,000, 29,973,000, and 29,717,000 for fiscal years 2011, 2010 and 2009, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 31,154,000, 30,477,000, and 29,951,000 for fiscal years 2011, 2010 and 2009, respectively.

Subsequent Events

The Company has evaluated subsequent events through the date the Consolidated Financial Statements were issued.

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) amended guidance related to the testing of goodwill for impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The Company will adopt this guidance in the first quarter of 2012 and does not expect a significant impact to the Company’s financial statements.

In June 2011, the FASB amended requirements for the presentation of other comprehensive income (OCI), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment is effective for the Company at the beginning of fiscal year 2013, with early adoption permitted. The adoption of this guidance will not impact the Company’s financial position, results of operations, or cash flows and will only impact the presentation of OCI on the financial statements.

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

The operating results of the discontinued operations for fiscal year 2011, 2010 and 2009 consisted of the following:

In Thousands	2011	2010	2009

Sales	$0	$16,509	$17,979

Income (loss) before taxes	(75)	16,960	29,071
Tax expense (benefit)	(28)	5,079	14,841

Income (loss) from discontinued operations	$(47)	$11,881	$14,230

In fiscal 2009, the Company recorded an adjustment that resulted in a reclassification of $3,392,000 of tax benefits from discontinued operations to continued operations offset by a $1,026,000 tax expense to establish a valuation allowance for U.S. foreign tax credits that are not expected to result in a current or future reduction in U.S. income taxes.

NOTE 3:  Inventories

Inventories at the end of fiscal 2011 and 2010 consisted of the following:

In Thousands	2011	2010

Raw materials and purchased parts	$130,444	$109,595
Work in process	168,934	73,336
Inventory costs under long-term contracts	18,990	26,256
Finished goods	84,180	53,186

	$402,548	$262,373

NOTE 4:  Goodwill

The following table summarizes the changes in goodwill by segment for fiscal 2011 and 2010:

In Thousands	Avionics & Controls	Sensors & Systems	Advanced Materials	Total

Balance, October 30, 2009	$427,978	$92,622	$216,208	$736,808
Goodwill adjustments	1,007	0	0	1,007
Sale of businesses	0	(3,319)	0	(3,319)
Foreign currency translation adjustment	9,354	(1,914)	(2,206)	5,234

Balance, October 29, 2010	438,339	87,389	214,002	739,730
Goodwill from acquisitions	67,613	343,053	0	410,666
Foreign currency translation adjustment	7,556	5,203	570	13,329

Balance, October 28, 2011	$513,508	$435,645	$214,572	$1,163,725

NOTE 5:  Intangible Assets

Intangible assets at the end of fiscal 2011 and 2010 were as follows:

		2011		2010
In Thousands	Weighted Average Years Useful Life	Gross Carrying Amount	Accum. Amort.	Gross Carrying Amount	Accum. Amort.

Amortized Intangible Assets:
Programs	15	$728,433	$157,383	$442,104	$120,220
Core technology	16	9,589	5,514	9,589	4,916
Patents and other	12	101,834	31,835	42,336	27,728

Total		$839,856	$194,732	$494,029	$152,864

Indefinite-lived Intangible Assets:
Trademark		$48,791		$47,852

Programs represent the valuation of systems or components sold under long-term supply agreements with aerospace companies, military contractors, and OEM manufacturers using similar technology. The valuation of the program includes the values of the program-specific technology, the backlog of contracts, and the relationship with customers which lead to potential future contracts. The valuation of the program is based upon its discounted cash flow at a market-based discount rate.

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

Amortization of intangible assets was $40,539,000, $30,705,000, and $30,613,000 in fiscal years 2011, 2010, and 2009, respectively.

Estimated amortization expense related to intangible assets for each of the next five fiscal years is as follows:

In Thousands

Fiscal Year

2012	$55,523
2013	54,940
2014	54,316
2015	53,230
2016	52,870

NOTE 6:  Accrued Liabilities

Accrued liabilities at the end of fiscal 2011 and 2010 consisted of the following:

In Thousands	2011	2010

Payroll and other compensation	$123,454	$81,530
Commissions	5,675	4,873
Casualty and medical	13,435	14,605
Interest	6,599	6,370
Warranties	19,298	17,159
State and other tax accruals	5,383	4,785
Customer deposits	25,143	21,378
Deferred revenue	22,602	17,435
Contract reserves	13,050	13,218
Forward foreign exchange contracts	614	2,112
Unclaimed property – non-U.S.	11,861	11,530
Environmental reserves	4,426	2,713
Asset retirement obligations	308	1,645
Rent and future lease obligations	1,308	1,687
Other	17,266	14,054

	$270,422	$215,094

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

In Thousands	2011	2010

Balance, beginning of year	$17,159	$14,685
Warranty costs incurred	(4,583)	(4,478)
Product warranty accrual	7,239	8,488
Acquisitions	645	0
Release of reserves	(1,476)	(1,794)
Sale of businesses	0	(90)
Foreign currency translation adjustment	314	348

Balance, end of year	$19,298	$17,159

NOTE  7:  Retirement Benefits

Approximately 41% of U.S. employees have a defined benefit earned under the Esterline pension plan.

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

The Company accounts for pension expense using the end of the fiscal year as its measurement date. In addition, the Company makes actuarially computed contributions to these plans as necessary to adequately fund benefits. The Company’s funding policy is consistent with the minimum funding requirements of ERISA. The accumulated benefit obligation and projected benefit obligation for the Esterline plans are $242,163,000 and $250,136,000, respectively, with plan assets of $193,888,000 as of October 28, 2011. The underfunded status for the Esterline plans is $56,248,000 at October 28, 2011. Contributions to the Esterline plans totaled $24,556,000 and $13,910,000 in fiscal years 2011 and 2010, respectively. The expected funding requirement for fiscal 2012 for the U.S. pension plans maintained by Esterline is $21,235,000. The accumulated benefit obligation and projected benefit obligation for the CMC plans are $126,705,000 and $128,944,000, respectively, with plan assets of $103,737,000 as of October 28, 2011. The underfunded status for these CMC plans is $25,207,000 at October 28, 2011. Contributions to the CMC plans totaled $7,906,000 and $6,091,000 in fiscal 2011 and 2010, respectively. The expected funding requirement for fiscal 2012 for the CMC plans is $8,112,000.

Principal assumptions of the Esterline and CMC plans are as follows:

	Esterline Defined Benefit Pension Plans		CMC Defined Benefit Pension Plans
	2011	2010	2011	2010

Principal assumptions as of fiscal year end:
Discount Rate	5.0%	5.5%	5.0%	5.0%
Rate of increase in future compensation levels	4.5%	4.5%	3.1%	3.2%
Assumed long-term rate of return on plan assets	7.5%	8.0%	7.0%	7.0%

	Esterline Post-Retirement Benefit Plans		CMC Post-Retirement Benefit Plans
	2011	2010	2011	2010

Principal assumptions as of fiscal year end:
Discount Rate	5.0%	5.5%	5.0%	5.0%
Initial weighted average health care trend rate	6.0%	6.0%	3.7%	4.1%
Ultimate weighted average health care trend rate	6.0%	6.0%	3.2%	3.4%

The Company uses a discount rate for expected returns that is a spot rate developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points, pension liabilities in total would have decreased $9.4 million or increased $11.3 million, respectively. If all other assumptions are held constant, the estimated effect on fiscal 2011 pension expense from a hypothetical 25 basis points increase or decrease in both the discount rate and expected long-term rate of return on plan assets would not have a material effect on our pension expense. Management is not aware of any legislative or other initiatives or circumstances that will significantly impact the Company’s pension obligations in fiscal 2012.

The assumed health care trend rate has a significant impact on the Company’s post-retirement benefit obligations. The Company’s health care trend rate was based on the experience of its plan and expectations for the future. A 100 basis points increase in the health care trend rate would increase the post-retirement benefit obligation by $1.0 million. A 100 basis points decrease in the health care trend rate would decrease the post-retirement benefit obligation by $0.9 million. Assuming all other assumptions are held constant, the estimated effect on fiscal 2011 post-retirement benefit expense from a hypothetical 100 basis points increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

Plan assets are invested in a diversified portfolio of equity and debt securities, consisting primarily of common stocks, bonds and government securities. The objective of these investments is to maintain sufficient liquidity to fund current benefit payments and achieve targeted risk-adjusted returns. Management periodically reviews allocations of plan assets by investment type and evaluates external sources of information regarding the long-term historical returns and expected future returns for each investment type and, accordingly, the 7.5% to 7.0% assumed long-term rate of return on plan assets is considered to be appropriate. Allocations by investment type are as follows:

		Actual
	Target	2011	2010
Plan assets allocation as of fiscal year end:
Equity securities	55 – 75%	52.3%	57.0%
Debt securities	25 – 45%	38.7%	39.0%
Cash	0%	9.0%	4.0%
Total		100.0%	100.0%

The following table presents the fair value of the Company’s Pension Plan assets as of October 28, 2011, by asset category segregated by level within the fair value hierarchy, as described in Note 8.

In Thousands	Fair Value Hierarchy
	Level 1	Level 2	Total
Asset category:
Equity Funds
Registered Investments Company Funds – U.S. Equity	$47,444	$0	$47,444
Commingled Trust Funds – U.S. Equity	0	27,936	27,936
U.S. Equity Securities	25,729	0	25,729
Non-U.S. Equity Securities	21,444	0	21,444
Commingled Trust Fund – Non-U.S. Securities	0	34,707	34,707
Fixed Income Securities
Registered Investments Company Funds – Fixed Income	31,790	0	31,790
Commingled Trust Fund – Fixed Income	0	38,070	38,070
Mortgage and Asset-backed	0	317	317
Non-U.S. Foreign Commercial and Government Bonds	46,410	0	46,410
Cash and Cash Equivalents	26,979	0	26,979

Total	$199,796	$101,030	$300,826

The following table presents the fair value of the Company’s Pension Plan assets as of October 29, 2010, by asset category segregated by level within the fair value hierarchy, as described in Note 8.

In Thousands	Fair Value Hierarchy
	Level 1	Level 2	Total
Asset category:
Equity Funds
Registered Investments Company Funds – U.S. Equity	$44,705	$0	$44,705
Commingled Trust Funds – U.S. Equity	0	25,885	25,885
U.S. Equity Securities	24,113	0	24,113
Non-U.S. Equity Securities	21,932	0	21,932
Commingled Trust Fund – Non-U.S. Securities	0	35,545	35,545
Fixed Income Securities
Registered Investments Company Funds – Fixed Income	28,075	0	28,075
Commingled Trust Fund – Fixed Income	0	33,413	33,413
Mortgage and Asset-backed	0	449	449
Non-U.S. Foreign Commercial and Government Bonds	43,797	0	43,797
Cash and Cash Equivalents	11,975	0	11,975

Total	$174,597	$95,292	$269,889

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

Net periodic pension cost for the Company’s defined benefit plans at the end of each fiscal year consisted of the following:

	Defined Benefit Pension Plans			Post-Retirement Benefit Plans
In Thousands	2011	2010	2009	2011	2010	2009

Components of Net Periodic Cost
Service cost	$8,583	$7,370	$5,413	$447	$326	$366
Interest cost	19,044	18,950	19,151	754	785	773
Expected return on plan assets	(20,354)	(17,954)	(14,878)	0	0	0
Amortization of prior service cost	21	21	18	0	0	0
Amortization of actuarial (gain) loss	8,450	7,602	3,961	(17)	(78)	(90)

Net periodic cost	$15,744	$15,989	$13,665	$1,184	$1,033	$1,049

The funded status of the defined benefit pension and post-retirement plans at the end of fiscal 2011 and 2010 were as follows:

	Defined Benefit Pension Plans		Post-Retirement Benefit Plans
In Thousands	2011	2010	2011	2010

Benefit Obligations
Beginning balance	$360,859	$313,071	$15,078	$12,891
Currency translation adjustment	3,697	5,111	384	498
Service cost	8,583	7,370	447	326
Interest cost	19,044	18,950	754	785
One-time charge benefit adjustment	0	646	0	(425)
Plan participants contributions	95	146	0	0
Amendment	0	0	(287)	0
Actuarial (gain) loss	18,490	35,117	(880)	1,774
Acquisitions	10,147	0	0	0
Benefits paid	(19,336)	(19,552)	(1,104)	(771)

Ending balance	$401,579	$360,859	$14,392	$15,078

Plan Assets – Fair Value
Beginning balance	$269,889	$230,186	$291	$0
Currency translation adjustment	2,873	4,932	4	0
Realized and unrealized gain (loss) on plan assets	14,936	33,610	0	0
Acquisitions	0	0	0	0
Plan participants contributions	95	146	0	0
Company contribution	33,228	21,284	510	1,062
Expenses paid	(859)	(610)	0	0
Benefits paid	(19,336)	(19,659)	(805)	(771)

Ending balance	$300,826	$269,889	$0	$291

Funded Status
Fair value of plan assets	$300,826	$269,889	$0	$291
Benefit obligations	(401,579)	(360,859)	(14,392)	(15,078)

Net amount recognized	$(100,753)	$(90,970)	$(14,392)	$(14,787)

	Defined Benefit Pension Plans		Post-Retirement Benefit Plans
In Thousands	2011	2010	2011	2010

Amount Recognized in the
Consolidated Balance Sheet
Current liability	$(1,205)	$(1,096)	$(557)	$(586)
Non-current liability	(99,548)	(89,874)	(13,835)	(14,201)

Net amount recognized	$(100,753)	$(90,970)	$(14,392)	$(14,787)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$115,738	$99,469	$(1,233)	$(39)
Prior service cost	268	297	0	0
Transition asset (obligation)	0	0	0	0

Ending balance	$116,006	$99,766	$(1,233)	$(39)

The accumulated benefit obligation for all pension plans was $387,378,000 at October 28, 2011, and $349,489,000 at October 29, 2010.

Estimated future benefit payments expected to be paid from the plan or from the Company’s assets are as follows:

In Thousands

Fiscal Year

2012	$24,047
2013	24,416
2014	25,519
2015	26,516
2016	27,529
2017 – 2021	167,627

Employees may participate in certain defined contribution plans. The Company’s contribution expense under these plans totaled $8,203,000, $7,533,000, and $7,418,000 in fiscal 2011, 2010, and 2009, respectively.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at the end of fiscal 2011 and 2010:

	Level 2

In Thousands	2011	2010

Assets:
Derivative contracts designated as hedging instruments	$7,553	$11,552
Derivative contracts not designated as hedging instruments	$2,214	$1,256
Embedded derivatives	$38	$23

Liabilities:
Derivative contracts designated as hedging instruments	$1,632	$950
Derivative contracts not designated as hedging instruments	$1,070	$782
Embedded derivatives	$895	$1,815

	Level 3

In Thousands	2011	2010

Liabilities:
Contingent purchase obligation	$13,350	$0

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

The Company’s contingent purchase obligation consists of up to $14.0 million of additional consideration in connection with the acquisition of Eclipse. The contingent consideration will be paid to the seller if certain performance objectives are met over the three-year period. The value recorded on the balance sheet was derived from the estimated probability that the performance objective will be met by the end of the three-year period. The contingent purchase obligation is categorized as Level 3 in the fair value hierarchy. There were no Level 3 assets at October 29, 2010.

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company does not have any derivative instruments with credit-risk-related contingent features or that required the posting of collateral as of October 28, 2011. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of October 28, 2011, and October 29, 2010, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $431.2 million and $245.5 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In November 2010, the Company entered into an interest rate swap agreement for $100.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on the $100.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.865% and was 5.293% at October 28, 2011. The fair value of the Company’s interest rate swap was a $0.1 million asset at October 28, 2011, and was estimated by discounting expected cash flows using market interest rates. The Company records interest receivable and interest payable on interest rate swaps on a net basis. In December 2010, the Company entered into an interest rate swap agreement for $75.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on the $75.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.47% and was 4.898% at October 28, 2011. The fair value of the Company’s interest rate swap was a $1.2 million asset at October 28, 2011, and was estimated by discounting expected cash flows using market interest rates. The Company recognized a net interest receivable of $0.4 million at October 28, 2011.

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

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at the end of fiscal 2011 and 2010 consisted of:

		Fair Value
In Thousands	Classification	2011	2010

Foreign Currency Forward Exchange Contracts:	Other current assets	$7,092	$11,218
	Other assets	1,321	1,590
	Accrued liabilities	1,606	1,563
	Other liabilities	1,096	169

Embedded Derivative Instruments:	Other current assets	$38	$23
	Accrued liabilities	82	189
	Other liabilities	813	1,626

Interest Rate Swap:	Long-term debt, net of current maturities	$1,354	$0

The effect of derivative instruments on the Consolidated Statement of Operations for fiscal 2011 and 2010 consisted of:

In Thousands	Location of Gain (Loss)	2011	2010

Fair Value Hedges:
Interest rate swap contracts	Interest Expense	$2,547	$2,772
Interest rate swap contracts	Loss on Early
	Extinguishment of Debt	$0	$3,744
Embedded derivatives	Sales	$929	$(1,476)

Cash Flow Hedges:
Foreign currency forward exchange contracts:
Amount of (loss) gain recognized in AOCI (effective portion)	AOCI	$(18,307)	$(13,495)
Amount of gain (loss) reclassified from AOCI into income	Sales	$10,092	$11,042

Net Investment Hedges:
Euro term loan	AOCI	$5,054	$0

During fiscal years 2011 and 2010, the Company recorded losses of $0.3 million and $0.1 million on foreign currency forward exchange contracts that have not been designated as an accounting hedge, respectively. These foreign currency exchange gains are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during fiscal years 2011 and 2010. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during fiscal years 2011 and 2010.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $4.3 million of net gain into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at October 28, 2011, is 23 months.

NOTE 10:  Income Taxes

Income tax expense from continuing operations for each of the fiscal years consisted of:

In Thousands	2011	2010	2009

Current
U.S. Federal	$14,817	$16,787	$11,653
State	2,994	2,781	1,043
Foreign	19,472	14,933	11,321

	37,283	34,501	24,017

Deferred
U.S. Federal	8,332	1,188	(5,514)
State	205	(480)	20
Foreign	(20,882)	(10,705)	(5,974)

	(12,345)	(9,997)	(11,468)

Income tax expense	$24,938	$24,504	$12,549

U.S. and foreign components of income from continuing operations before income taxes for each of the fiscal years were:

In Thousands	2011	2010	2009

U.S.	$110,798	$71,980	$75,287
Foreign	47,684	82,769	43,047

Income from continuing operations, before income taxes	$158,482	$154,749	$118,334

Primary components of the Company’s deferred tax assets (liabilities) at the end of the fiscal year resulted from temporary tax differences associated with the following:

In Thousands	2011	2010

Reserves and liabilities	$45,526	$37,395
NOL carryforwards (net of valuation allowances of $0.3 million and $5.4 million at fiscal year end 2011 and 2010, respectively)	247	1,302
Tax credit carryforwards (net of valuation allowance of $1.4 million and $1.6 million at fiscal year end 2011 and 2010, respectively)	26,237	27,931
Employee benefits	13,500	12,176
Retirement benefits	19,629	29,959
Non-qualified stock options	10,977	9,943
Other	3,560	2,039

Total deferred tax assets	119,676	120,745

Depreciation and amortization	(22,382)	(12,173)
Intangibles and amortization	(207,619)	(106,507)
Deferred costs	(6,216)	(8,408)
Hedging activities	(1,007)	(2,171)
Other	(2,843)	(561)

Total deferred tax liabilities	(240,067)	(129,820)

Net deferred tax liabilities	$(120,391)	$(9,075)

During fiscal 2011, approximately $5.2 million of unrecognized tax benefits associated with research and experimentation tax credits and operating losses were recognized as a result of settlement of examinations and the expiration of statute of limitations. The tax credit carryforward of $1.4 million will expire in 2018. During fiscal 2010, approximately $6.8 million of unrecognized foreign tax benefits associated with losses on the disposition of assets were released as a result of the expiration of a statute of limitations and the settlement of examinations.

The Company operates in numerous taxing jurisdictions and is subject to regular examinations by various U.S. federal, state and foreign jurisdictions for various tax periods. Additionally, the Company has retained tax liabilities and the rights to tax refunds in connection with various acquisitions and divestitures of businesses in prior years. The Company’s income tax positions are based on research and interpretations of income tax laws and rulings in each of the jurisdictions in which the Company does business. Due to the subjectivity and complexity of the interpretations of the tax laws and rulings in each jurisdiction, the differences and interplay in the tax laws between those jurisdictions as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities and assets may differ from actual payments, assessments or refunds.

Management believes that it is more likely than not that the Company will realize the current and long-term deferred tax assets as a result of future taxable income. Significant factors management considered in determining the probability of the realization of the deferred tax assets include the reversal of deferred tax liabilities, the Company’s historical operating results and expected future earnings. Accordingly, no valuation allowance has been recorded on the deferred tax assets other than certain net operating losses and foreign tax credits. Both the net operating losses and the foreign tax credits begin to expire in 2018.

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

The incremental tax benefit received by the Company upon exercise of non-qualified employee stock options was $1.8 million, $3.5 million, and $0.1 million in fiscal 2011, 2010, and 2009, respectively.

A reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate for each of the fiscal years was as follows:

	2011	2010	2009

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	1.4	1.2	0.6
Foreign taxes	(10.8)	(10.3)	(16.0)
Domestic manufacturing deduction	(1.3)	(0.7)	(1.2)
Research & development credits	(5.5)	(3.3)	(6.1)
Net change in tax reserves	(2.4)	(4.3)	1.0
Suspended losses	0.0	0.0	(5.6)
U.S. tax on foreign income	0.0	0.0	6.6
U.S. foreign tax credits	0.0	0.0	(6.7)
Valuation allowance	(3.0)	(1.6)	2.3
Change in foreign tax rates	(2.2)	(1.1)	0.0
Acquisition and organizational restructuring	3.0	0.0	0.0
Other, net	1.5	0.9	0.7

Effective income tax rate	15.7%	15.8%	10.6%

No provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries, since such earnings are considered indefinitely reinvested. The amount of undistributed foreign earnings which are considered to be indefinitely reinvested at October 28, 2011, is $369.6 million. Furthermore, with respect to the requirements of ASC 740-30-50-2(c), the Company determined it was not practical to estimate the deferred taxes on these earnings. The amount of deferred income taxes is not practical to compute due to the complexity of the Company’s international holding company structure, layers of regulatory requirements that have to be evaluated to determine the amount of allowable dividends, numerous potential repatriation scenarios that could be created to facilitate the repatriation of earnings to the U.S., and the complexity of computing foreign tax credits.

In accordance with ASC 805, formerly Financial Accounting Standard 141(R), “Business Combinations,” the Company adopted the provisions related to accounting for business combination transactions at the beginning of fiscal year 2010. Changes in tax uncertainties established at an acquisition date are accounted for as adjustments to tax expense, rather than an adjustment to goodwill. Approximately $5.2 million of income tax benefit associated with the release of unrecognized tax benefits related to an acquired business was recognized in fiscal 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In Thousands	Total

Unrecognized tax benefits as of October 29, 2010	$15,248
Unrecognized gross benefit change:
Gross increases due to prior-period adjustments	392
Gross (decrease) due to prior-period adjustments	0
Gross increases due to current-period adjustment	1,610
Gross (decrease) due to current-period adjustment	0
Gross (decrease) due to settlements with taxing authorities	(6,095)
Gross (decrease) due to a lapse with taxing authorities	(247)

Total change in unrecognized gross benefit	$(4,340)

Unrecognized tax benefits as of October 28, 2011	$10,908

Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$10,908

Statement of operations:
Total amount of interest income (expense) included in income tax expense	$(576)
Recognized in the statement of financial position:
Total amount of accrued interest included in income taxes payable	$1,437

During the next 12 months, it is reasonably possible that approximately $0.8 million of previously unrecognized tax benefits related to operating losses and tax credits could decrease as a result of settlement of examinations and/or the expiration of statutes of limitations. The Company recognizes interest related to unrecognized tax benefits in income tax expense.

The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Years No Longer
Tax Jurisdiction	Subject to Audit
U.S. Federal	2005 and prior
Canada	2004 and prior
France	2007 and prior
Germany	2009 and prior
United Kingdom	2008 and prior

NOTE 11:  Debt

Long-term debt at the end of fiscal 2011 and 2010 consisted of the following:

In Thousands	2011	2010

U.S. credit facility	$360,000	$0
7.00% Senior Notes, due August 2020	250,000	250,000
U.S. term loan, due March 2012	0	120,313
Euro term loan, due March 2016	162,725	0
6.625% Senior Notes, due March 2017	175,000	175,000
Obligations under Capital Leases	45,184	44,368
Other	38,714	21,937

	1,031,623	611,618

Less current maturities	11,595	12,646

Carrying amount of long-term debt	$1,020,028	$598,972

Long-term debt

In March 2011, the Company entered into a secured credit facility for $460 million made available through a group of banks. The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. The credit facility expires in March 2016. The interest rate will range from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At October 28, 2011, the Company had $360.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.75% or 2.0%. An additional $32,460,000 of unsecured foreign currency credit facilities have been extended by foreign banks for a total of $492,460,000 available companywide. Available credit under the above credit facilities was $122,369,000 at fiscal 2011 year end, when reduced by outstanding borrowings of $365,000,000 and letters of credit of $5,091,000.

In July 2011, the Company amended the secured credit facility to provide for a new €125.0 million term loan (Euro Term Loan). The interest rate on the Euro Term Loan will range from Euro LIBOR plus 1.5% to Euro LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At October 28, 2011, the Company had €115.0 million outstanding or $162.7 million under the Euro Term Loan at an interest rate of Euro LIBOR plus 1.75% or 3.06%. The loan amortizes at 1.25% of the original principal balance quarterly through March 2016, with the remaining balance due in July 2016.

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

In November 2010, the Company entered into an interest rate swap agreement for $100.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate, LIBOR plus 4.865%. The fair value of the Company’s interest rate swap was a $126,000 asset at October 28, 2011.

In December 2010, the Company entered into an interest rate swap agreement for $75.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate, LIBOR plus 4.47%. The fair value of the Company’s interest rate swap was a $1,228,000 asset at October 28, 2011.

On August 2, 2010, the Company repurchased approximately $157.6 million of the Senior Subordinated Notes due in 2013 under a cash tender offer. The remaining $17.4 million of Senior Subordinated Notes due in 2013 were redeemed on September 9, 2010. A loss on extinguishment of debt of $1.2 million was recorded, which includes recognizing previously recorded deferred gains on terminated interest rate swaps of $3.7 million.

Capital leases

In fiscal 2008, the Company entered into a land and building lease for a 216,000 square-foot manufacturing facility for a control systems operation. The land and building lease has a fixed term of 30 years and includes an option to purchase the building at fair market value five years after construction is complete. The expected minimum lease payments include a 2% minimum annual rent increase. At October 28, 2011, the amount recorded as a capitalized lease obligation is $31.9 million. The imputed interest rate is 8.2%.

In fiscal 2009, the Company amended the building lease for an interface technologies facility to extend the term of the lease to 2027. At October 28, 2011, the amount recorded as a capitalized lease obligation is $12.4 million. The imputed interest rate is 6.4%.

As of October 28, 2011, maturities of long-term debt and future non-cancelable minimum lease payments under capital lease obligations were as follows:

	$118,024	$118,024	$118,024
In Thousands
Fiscal Year	Debt		Capital Leases
2012	$11,496		$4,025
2013	9,006		4,447
2014	8,881		4,326
2015	8,844		4,387
2016	487,349		4,273
2017 and thereafter	460,863		96,566

	$986,439		$118,024

Less: amount representing interest			72,840

Total principal payments			$45,184

A number of underlying agreements contain various covenant restrictions which include maintenance of net worth, payment of dividends, interest coverage, and limitations on additional borrowings. The Company was in compliance with these covenants at October 28, 2011.

Subsequent to year end, the Company has paid down $20,000,000 on the U.S. credit facility and $5,000,000 on the foreign credit facility.

NOTE 12:  Commitments and Contingencies

Rental expense for operating leases for engineering, selling, administrative and manufacturing totaled $14,208,000, $14,498,000, and $16,166,000 in fiscal years 2011, 2010, and 2009, respectively.

At October 28, 2011, the Company’s rental commitments for noncancelable operating leases with a duration in excess of one year were as follows:

In Thousands

Fiscal Year

2012	$15,084
2013	12,074
2014	9,998
2015	7,084
2016	5,494
2017 and thereafter	15,351

$65,085

The Company receives government funding under the Technology Partnership Canada program to assist in the development of certain new products. The amounts are reimbursable through royalties on future revenues derived from funded products if and when they are commercialized.

The Company is subject to purchase obligations for goods and services. The purchase obligations include amounts under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. As of October 28, 2011, the Company’s purchase obligations were as follows:

In Thousands

	696,692	696,692	696,692	696,692	696,692
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Purchase obligations	$696,692	$654,996	$39,154	$1,847	$695

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

The California Attorney General’s office filed a complaint against Kirkhill-TA, a subsidiary included in our Advanced Materials segment, with the Superior Court of California, Orange County, on behalf of California and the Santa Ana Regional Water Quality Control Board (Board) regarding discharge of industrial waste water from its Brea, California, facility into Fullerton Creek and Craig Lake. The Company reached a settlement with the Board of $1.9 million, including legal costs, in 2011. The full amount is recorded on the balance sheet as an accrued liability.

Approximately 543 U.S.-based employees or 12% of total U.S.-based employees were represented by various labor unions. The Company’s European operations are subject to national trade union agreements and to local regulations governing employment.

NOTE 13:  Employee Stock Plans

The Company has three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for fiscal 2011, 2010, and 2009 was $7.9 million, $7.1 million, and $7.3 million, respectively. The total income tax benefit recognized in the income statement for the share-based compensation arrangement for fiscal 2011, 2010, and 2009 was $2.7 million, $2.2 million, and $2.3 million, respectively.

Employee Stock Purchase Plan

The Company offers an employee stock purchase plan to its employees. The plan qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code. Employees are eligible to participate through payroll deductions subject to certain limitations.

The plan is as a safe harbor design where shares are purchased by participants at 95% of the fair market value on the purchase date and, therefore, compensation cost is not recorded. During fiscal 2011, employees purchased 25,929 shares at a fair market value price of $70.36 per share. At the end of fiscal 2011, the Company had reserved 179,500 shares for issuance under its employee share-save scheme for U.K. employees, leaving a balance of 759,420 shares available for issuance in the future. As of October 28, 2011, deductions aggregating $640,721 were accrued for the purchase of shares on December 15, 2011.

The fair value of the awards under the employee stock purchase plan was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The Company uses historical data to estimate volatility of the Company’s common stock. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect the time of grant.

2009

Volatility	33.8%
Risk-free interest rate	3.32%
Expected life (months)	6
Dividends	0

Employee Share-Save Scheme

In 2009, the Company began offering shares under its employee share-save scheme for U.K. employees. This plan allows participants the option to purchase shares at 95% of the market price of the stock as of the beginning of the offering period. The term of these options is three years. The share-save scheme is not a “safe-harbor” design, and, therefore, compensation cost is recognized on this plan.

Under the employee share-save scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 9,956, 10,133 and 164,199 options in fiscal 2011, 2010, and 2009, respectively. The weighted-average grant date fair value of options granted in fiscal 2011 was $26.14 per share.

The fair value of the awards under the employee share-save scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect the time of grant.

	2011	2010	2009

Volatility	51.10%	51.61%	50.08%
Risk-free interest rate	0.98%	1.34%	0.58%
Expected life (years)	3	3	3
Dividends	0	0	0

Equity Incentive Plan

The Company also provides a nonqualified stock option plan (equity incentive plan) for officers and key employees. At the end of fiscal 2011, the Company had 2,769,710 shares reserved for issuance to officers and key employees, of which 934,810 shares were available to be granted in the future.

The Board of Directors authorized the Compensation Committee to administer awards granted under the equity incentive plan, including option grants, and to establish the terms of such awards. Awards under the equity incentive plan may be granted to eligible employees of the Company over the 10-year period ending March 3, 2014. Options granted become exercisable ratably over a period of four years following the date of grant and expire on the tenth anniversary of the grant. Option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The weighted-average grant date fair value of the options granted in fiscal 2011 and 2010 was $32.51 per share and $21.45 per share, respectively.

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

	2011	2010	2009

Volatility	40.8 – 42.8%	43.0 – 43.2%	36.8 – 43.1%
Risk-free interest rate	2.02 – 3.64%	2.42 – 4.00%	1.43 – 3.12%
Expected life (years)	4.5 – 9.5	4.5 – 9.5	4.5 – 9.5
Dividends	0	0	0

The following table summarizes the changes in outstanding options granted under the Company’s stock option plans:

	2011		2010		2009
	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price
Outstanding, beginning of year	1,838,950	$39.31	1,960,775	$35.54	1,665,925	$36.75
Granted	331,300	67.03	359,800	41.83	429,400	31.69
Exercised	(295,175)	37.03	(455,700)	24.96	(25,100)	13.61
Cancelled	(40,175)	41.69	(25,925)	41.37	(109,450)	43.90

Outstanding, end of year	1,834,900	$44.63	1,838,950	$39.31	1,960,775	$35.54

Exercisable, end of year	994,950	$39.85	956,350	$38.73	1,121,725	$32.76

The aggregate intrinsic value of the option shares outstanding and exercisable at October 28, 2011, was $26.1 million and $17.1 million, respectively.

The number of option shares vested or that are expected to vest at October 28, 2011, was 1.7 million and the aggregate intrinsic value was $24.9 million. The weighted average exercise price and weighted average remaining contractual term of option shares vested or that are expected to vest at October 28, 2011, was $44.35 and 6.5 years, respectively. The weighted-average remaining contractual term of option shares currently exercisable is 5.3 years as of October 28, 2011.

The table below presents stock activity related to stock options exercised in fiscal 2011 and 2010:

	000000000	000000000
In Thousands	2011	2010

Proceeds from stock options exercised	$11,710	$11,399
Tax benefits related to stock options exercised	$1,830	$3,488
Intrinsic value of stock options exercised	$9,940	$12,376

Total unrecognized compensation expense for options that have not vested as of October 28, 2011, is $7.8 million, which will be recognized over a weighted average period of 1.9 years. The total fair value of option shares vested during the year ended October 28, 2011, was $5.5 million.

The following table summarizes information for stock options outstanding at October 28, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (years)	Weighted Average Price	Shares	Weighted Average Price

$15.82 – 38.00	450,950	6.24	$ 30.24	261,050	$ 29.36
38.01 – 40.00	406,625	4.56	38.93	402,625	38.93
40.01 – 42.40	309,250	8.00	41.23	76,825	41.24
42.41 – 55.00	336,775	5.79	51.85	254,450	51.63
55.01 – 79.90	331,300	9.28	67.03	0	0.00

NOTE 14: Capital Stock

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value). At the end of fiscal 2011, there were no shares of preferred stock or serial preferred stock outstanding.

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

NOTE 15: Acquisitions

On July 26, 2011, the Company acquired the Souriau Group (Souriau) for approximately $726.7 million, including cash of $17.8 million. Souriau is a leading global supplier of highly engineered connectors for harsh environments serving aerospace, defense & space, power generation, rail, and industrial equipment markets. Souriau is included in the Sensors & Systems segment.

The following summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is preliminary. Differences between the preliminary and final purchase price allocation could be material. We have not completed our analysis estimating the fair value of property, plant and equipment, intangible assets, income tax liabilities and certain contingent liabilities. The estimated fair value adjustment for inventory is $41.7 million, which will be recognized as cost of goods sold over 4.5 months, which is the estimated inventory turnover. The purchase price includes the value of future development of existing technologies, the introduction of new technologies, and the addition of new customers. These factors resulted in recording goodwill of $355.7 million. The amount allocated to goodwill is not deductible for income tax purposes. The Company incurred transaction expenses of $9.2 million, which were recorded in selling, general and administrative expense. The Company also benefited from $6.3 million in gains related to foreign currency fluctuation associated with acquiring Souriau. In the period from July 26, 2011, through October 28, 2011, Souriau recognized a net loss of $19.2 million on sales of $77.9 million.

In Thousands

As of July 26, 2011

Current assets	$ 228,694
Property, plant and equipment	91,843
Intangible assets subject to amortization
Programs (15 year weighted average useful life)	233,903
Trade name (10 year weighted average useful life)	46,075
Goodwill	355,735
Other assets	553

Total assets acquired	956,803

Current liabilities assumed	111,932
Long-term liabilities assumed	109,797
Noncontrolling interest	8,369

Net assets acquired	$ 726,705

Pro Forma Financial Information

The following pro forma financial information shows the results of continuing operations for the years ended October 28, 2011, and October 29, 2010, respectively, as though the acquisition of Souriau had occurred at the beginning of each respective fiscal year. The pro forma financial information includes, where applicable, adjustments for: (i) the amortization of acquired intangible assets, (ii) additional interest expense on acquisition related borrowings and (iii) the income tax effect on the pro forma adjustments. The pro forma adjustments related to the acquisition of Souriau are based on a preliminary purchase price allocation. Differences between the preliminary and final purchase price allocation could have an impact on the pro forma financial information presented and such impact could be material. The pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future.

	00000000000	00000000000
In Thousands	2011	2010

Pro forma net sales	$1,972,079	$1,813,975
Pro forma net income	$159,353	$147,599

Basic earnings per share as reported	$4.36	$4.73
Pro forma basic earnings per share	$5.22	$4.92

Diluted earnings per share as reported	$4.27	$4.66
Pro forma diluted earnings per share	$5.12	$4.84

On December 30, 2010, the Company acquired Eclipse Electronic Systems, Inc. (Eclipse) for $123.8 million. The purchase price includes cash of $14.0 million in contingent consideration, which was deposited in an escrow account and will be paid to the seller if certain performance objectives are met over the three-year period. The estimated fair value of the contingent consideration is $13.4 million. Eclipse is a designer and manufacturer of embedded communication intercept receivers for signal intelligence applications and is included in the Avionics & Controls segment.

The following summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price includes the value of future development of existing technologies, the introduction of new technologies, and the addition of new customers. These factors resulted in recording goodwill of $67.6 million. The amount allocated to goodwill is not deductible for income tax purposes.

In Thousands

As of December 30, 2010

Current assets	$ 31,826
Property, plant and equipment	2,154
Intangible assets subject to amortization
Technology (10 year weighted average useful life)	53,200
Goodwill	67,613

Total assets acquired	154,793

Current liabilities assumed	35,974
Long-term liabilities assumed	8,350

Net assets acquired	$ 110,469

The above acquisitions were accounted for under the purchase method of accounting and the results of operations were included from the effective date of each acquisition.

NOTE 16: Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss):

	000000000000	000000000000	000000000000
In Thousands		2011	2010

Unrealized gain on derivative contracts		$5,738	$13,954
Tax effect		(1,716)	(3,998)

		4,022	9,956

Pension and post-retirement obligations		(114,773)	(99,727)
Tax effect		39,302	34,242

		(75,471)	(65,485)

Currency translation adjustment		68,637	58,764

Accumulated other comprehensive income (loss)		$(2,812)	$3,235

NOTE 17: Business Segment Information

The Company’s businesses are organized and managed in three reporting segments: Avionics & Controls, Sensors & Systems and Advanced Materials. Operating segments within each reporting segment are aggregated. Operations within the Avionics & Controls segment focus on integrated cockpit systems, technology interface systems for commercial and military aircraft, and similar devices for land- and sea-based military vehicles, secure communication systems, military audio and data products, embedded communication intercept receivers, specialized medical equipment and other industrial applications. Sensors & Systems includes operations that produce high-precision temperature and pressure sensors, electrical power switching, electrical interconnection systems, and other related systems principally for aerospace and defense customers. The Advanced Materials segment focuses on thermally engineered components for critical aerospace applications, high-performance elastomer products used in a wide range of commercial aerospace and military applications, and combustible ordnance and warfare countermeasure devices. All segments include sales to domestic, international, defense and commercial customers.

Geographic sales information is based on product origin. The Company evaluates these segments based on segment profits prior to net interest, other income/expense, corporate expenses and federal/foreign income taxes.

Details of the Company’s operations by business segment for the last three fiscal years were as follows:

	000000000000	000000000000	000000000000
In Thousands	2011	2010	2009

Sales
Avionics & Controls	$841,939	$790,016	$672,828
Sensors & Systems	414,609	298,559	321,753
Advanced Materials	461,437	438,026	412,878

	$1,717,985	$1,526,601	$1,407,459

Income From Continuing Operations
Avionics & Controls	$135,187	$125,888	$99,313
Sensors & Systems	22,536	33,894	31,739
Advanced Materials	82,307	68,785	53,602

Segment Earnings	240,030	228,567	184,654

Corporate expense	(48,969)	(40,399)	(31,295)
Other income (expense)	6,853	8	(7,970)
Loss on extinguishment of debt	(831)	(1,206)	0
Interest income	1,615	960	1,634
Interest expense	(40,216)	(33,181)	(28,689)

	$158,482	$154,749	$118,334

	000000000000	000000000000	000000000000
In Thousands	2011	2010	2009

Identifiable Assets
Avionics & Controls	$ 1,333,735	$ 1,253,605	$ 1,168,102
Sensors & Systems	1,349,776	432,099	447,325
Advanced Materials	563,662	607,040	573,284
Corporate[1]	131,413	294,994	125,536

	$ 3,378,586	$ 2,587,738	$ 2,314,247

Capital Expenditures [2]
Avionics & Controls [2]	$ 22,369	$ 11,892	$ 30,698
Sensors & Systems	10,469	8,021	8,207
Advanced Materials	16,341	25,309	19,512
Discontinued Operations	0	123	490
Corporate	328	195	277

	$ 49,507	$ 45,540	$ 59,184

Depreciation and Amortization
Avionics & Controls	$ 38,391	$ 32,841	$ 28,521
Sensors & Systems	20,523	13,264	15,154
Advanced Materials	23,439	22,914	24,830
Discontinued Operations	0	583	638
Corporate	2,305	2,515	2,368

	$ 84,658	$ 72,117	$ 71,511

[1]	Primarily cash and deferred tax assets (see Note 10).
[2]	Excludes capital expenditures accounted for as a capitalized lease obligation of $8,139 and $28,202 in fiscal 2010 and 2009, respectively.

The Company’s operations by geographic area for the last three fiscal years were as follows:

	000000000000	000000000000	000000000000
In Thousands	2011	2010	2009

Sales
Domestic
Unaffiliated customers – U.S.	$ 747,021	$ 666,645	$ 618,614
Unaffiliated customers – export	171,416	147,008	155,617
Intercompany	32,197	25,491	17,185

	950,634	839,144	791,416
Canada
Unaffiliated customers	317,924	287,365	218,177
Intercompany	5,318	4,490	4,089

	323,242	291,855	222,266
France
Unaffiliated customers	160,993	98,641	155,494
Intercompany	17,724	12,104	20,098

	178,717	110,745	175,592
United Kingdom
Unaffiliated customers	228,383	255,313	230,164
Intercompany	23,563	12,232	12,648

	251,946	267,545	242,812
All Other Foreign
Unaffiliated customers	92,248	71,629	29,393
Intercompany	29,640	14,533	2,626

	121,888	86,162	32,019

Eliminations	(108,442)	(68,850)	(56,646)

	$ 1,717,985	$ 1,526,601	$ 1,407,459

	000000000000	000000000000	000000000000
In Thousands	2011	2010	2009

Segment Earnings[1]
Domestic	$178,145	$132,966	$118,349
Canada	38,027	35,583	18,279
France	(7,615)	16,096	15,268
United Kingdom	24,305	39,250	28,435
All other foreign	7,168	4,672	4,323

	$240,030	$228,567	$184,654

Identifiable Assets[2]
Domestic	$947,896	$756,043	$760,480
Canada	583,042	638,199	565,434
France	1,050,999	214,669	211,152
United Kingdom	582,436	614,523	586,795
All other foreign	82,800	69,310	64,850

	$3,247,173	$2,292,744	$2,188,711

[1]	Before corporate expense, shown on page 70.
[2]	Excludes corporate, shown on page 71.

The Company’s principal foreign operations consist of manufacturing facilities located in Canada, France, Germany, the United Kingdom, India, Morocco, the Dominican Republic, Mexico, and China and include sales and service operations located in Singapore and China. Intercompany sales are at prices comparable with sales to unaffiliated customers. U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 19.9% and 3.8%, respectively, in fiscal 2011 and 7.0% of consolidated sales. In fiscal 2010, U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 25.2% and 5.9%, respectively, and 10.0% of consolidated sales. In fiscal 2009, U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 23.3% and 5.5%, respectively, and 10.0% of consolidated sales.

Product lines contributing sales of 10% or more of total sales in any of the last three fiscal years were as follows:

	00000000	00000000	00000000
	2011	2010	2009

Sensors	8%	8%	10%
Avionics	16%	17%	14%

NOTE 18: Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly financial information:

In Thousands, Except Per Share Amounts

	0000000000		0000000000		0000000000		0000000000
Fiscal Year 2011	Fourth		Third		Second		First

Net sales	$502,397		$409,512		$435,277		$370,799
Gross margin	153,112		143,539		160,947		132,122

Income from continuing operations	$19,412	[1,2,3,4]	$37,741	[5]	$45,951	[6]	$29,983
Income from discontinued operations	$28		$(46)		$(37)		$8

Net earnings	$19,440		$37,695		$45,914		$29,991

Earnings per share – basic
Continuing operations	$.64		$1.23		$1.51		$.99
Discontinued operations	$.00		$.00		$.00		$.00

Earnings per share – basic	$.64		$1.23		$1.51		$.99

Earnings per share – diluted
Continuing operations	$.62		$1.21		$1.47		$.97
Discontinued operations	$.00		$.00		$.00		$.00

Earnings per share – diluted [9]	$.62		$1.21		$1.47		$.97

Fiscal Year 2010	Fourth		Third		Second		First

Net sales	$430,450		$378,349		$382,492		$335,310
Gross margin	157,949		128,955		126,636		102,671

Income from continuing operations	$49,291	[7,8]	$39,253	[8]	$29,110		$12,385
Income from discontinued operations	$10,398		$605		$538		$340

Net earnings	$59,689		$39,858		$29,648		$12,725

Earnings per share – basic
Continuing operations	$1.63		$1.31		$.97		$.42
Discontinued operations	$.35		$.02		$.02		$.01

Earnings per share – basic	$1.98		$1.33		$.99		$.43

Earnings per share – diluted
Continuing operations	$1.60		$1.28		$.96		$.41
Discontinued operations	$.34		$.02		$.02		$.01

Earnings per share – diluted [9]	$1.94		$1.30		$.98		$.42

[1]	Included a $2.0 million gain on sale of an engineered materials facility, net of tax.

[2]

Included $16.4 million in acquisition-related accounting charges, net of tax. The operating loss at Souriau accounted for $14.3 million, net of tax, and was principally due to the adjustment of inventory to fair value. Approximately $1.3 million, net of tax, was due to the adjustment of Eclipse inventory to fair value. Approximately $0.9 million, net of tax, was due to Souriau acquisition-related expenses.

[3]

Included a $2.6 million charge for contract assertions, net of tax. Approximately $1.3 million, net of tax, was due to a charge at control systems for engineering costs not probable of recovery from the customer. Approximately $1.0 million, net of tax, was principally due to the write off of accounts receivable related to a manufacturing license at defense technologies. Approximately $0.4 million, net of tax, was due to a late delivery penalty at engineered materials.

[4]

Included $1.2 million in working capital charges, net of tax. Approximately $0.7 million, net of tax, was due to an inventory and trade accounts receivable write off at advanced sensors. Approximately $0.5 million, net of tax, was due to an inventory write off at defense technologies.

[5]

Included $5.2 million benefit as a result of the release of tax reserves for uncertain tax positions associated with losses on the disposition of assets. This release resulted from the expiration of a statute of limitations.

[6]	Included $3.1 million reduction of valuation allowances related to net operating losses and foreign tax credits that were generated in prior years.

[7]	Included $2.5 million reduction of valuation allowances related to net operating losses and foreign tax credits that were generated in prior years.

[8]

Included $7.6 million benefit as a result of the release of tax reserves for uncertain tax positions associated with losses on the disposition of assets. Of the $7.6 million, $6.4 million was included in third quarter 2010 and $1.2 million was included in fourth quarter 2010, respectively. This release resulted from the expiration of a statute of limitations.

[9]

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

NOTE 19: Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for fiscal 2011, 2010, and 2009 for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the current subsidiary guarantors (Guarantor Subsidiaries) of the secured credit facility, Senior Notes due 2017, and Senior Notes due 2020; and (c) on a combined basis, the subsidiaries that are not guarantors of the secured credit facility, Senior Notes due 2017, and Senior Notes due 2020 (Non-Guarantor Subsidiaries). The Guarantor Subsidiaries previously guaranteed the Senior Subordinated Notes due 2013 that were repurchased or otherwise redeemed in August 2010. The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the secured credit facility, the Senior Notes due 2017, the Senior Notes due 2020, and the Senior Subordinated Notes (until such Senior Subordinated Notes were repurchased or otherwise redeemed in August 2010).

Condensed Consolidating Balance Sheet as of October 28, 2011

	0000000000	0000000000	0000000000	0000000000	0000000000
In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$49,837	$13,450	$121,748	$0	$185,035
Escrow deposit	5,011	0	0	0	5,011
Accounts receivable, net	158	137,927	231,741	0	369,826
Inventories	0	143,866	258,682	0	402,548
Income tax refundable	0	0	2,857	0	2,857
Deferred income tax benefits	25,585	1,574	21,092	0	48,251
Prepaid expenses	59	5,006	14,180	0	19,245
Other current assets	140	344	6,056	0	6,540

Total Current Assets	80,790	302,167	656,356	0	1,039,313

Property, Plant & Equipment, Net	1,109	161,297	206,010	0	368,416
Goodwill	0	313,788	849,937	0	1,163,725
Intangibles, Net	0	140,590	553,325	0	693,915
Debt Issuance Costs, Net	9,033	0	1,662	0	10,695
Deferred Income Tax Benefits	27,925	125	51,555	0	79,605
Other Assets	10,307	2,321	10,289	0	22,917
Amounts Due From (To) Subsidiaries	350,407	482,330	0	(832,737)	0
Investment in Subsidiaries	1,953,823	624,856	321,170	(2,899,849)	0

Total Assets	$2,433,394	$2,027,474	$2,650,304	$(3,732,586)	$3,378,586

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$812	$26,525	$92,551	$0	$119,888
Accrued liabilities	18,587	79,524	172,311	0	270,422
Credit facilities	0	0	5,000	0	5,000
Current maturities of long-term debt	0	211	11,384	0	11,595
Deferred income tax liabilities	238	(1)	9,301	0	9,538
Federal and foreign income taxes	(1,326)	(25,185)	28,429	0	1,918

Total Current Liabilities	18,311	81,074	318,976	0	418,361

Credit Facilities	360,000	0	0	0	360,000
Long-Term Debt, Net	426,354	44,289	189,385	0	660,028
Deferred Income Tax Liabilities	32,959	21,971	183,779	0	238,709
Pension and Post-Retirement Obligations	17,849	38,335	51,693	0	107,877
Other Liabilities	4,003	8,549	7,141	0	19,693
Amounts Due To (From) Subsidiaries	0	0	444,820	(444,820)	0
Shareholders’ Equity	1,573,918	1,833,256	1,454,510	(3,287,766)	1,573,918

Total Liabilities and Shareholders’ Equity	$2,433,394	$2,027,474	$2,650,304	$(3,732,586)	$3,378,586

Condensed Consolidating Statement of Operations for the fiscal year ended October 28, 2011

	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000
In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$ 0	$ 880,711	$ 840,130	$ (2,856)	$ 1,717,985
Cost of Sales	0	563,033	568,088	(2,856)	1,128,265

	0	317,678	272,042	0	589,720
Expenses
Selling, general and administrative	0	120,548	183,606	0	304,154
Research, development and engineering	0	39,352	55,153	0	94,505
Other (income) expense	0	38	(6,891)	0	(6,853)

Total Expenses	0	159,938	231,868	0	391,806

Operating Earnings from Continuing Operations	0	157,740	40,174	0	197,914
Interest income	(15,461)	(4,702)	(45,411)	63,959	(1,615)
Interest expense	33,270	22,178	48,727	(63,959)	40,216
Loss on extinguishment of debt	831	0	0	0	831

Income (Loss) from Continuing Operations Before Taxes	(18,640)	140,264	36,858	0	158,482
Income Tax Expense (Benefit)	(4,274)	21,322	7,890	0	24,938

Income (Loss) From Continuing Operations Including Noncontrolling Interests	(14,366)	118,942	28,968	0	133,544
Income Attributable to Noncontrolling Interests	0	0	(457)	0	(457)

Income (Loss) From Continuing Operations Attributable to Esterline, Net of Tax	(14,366)	118,942	28,511	0	133,087

Income From Discontinued Operations Attributable to Esterline, Net of Tax	0	(47)	0	0	(47)
Equity in Net Income of Consolidated Subsidiaries	147,406	16,523	13,103	(177,032)	0

Net Earnings (Loss) Attributable to Esterline	$ 133,040	$ 135,418	$ 41,614	$ (177,032)	$ 133,040

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 28, 2011

	0000000000	0000000000	0000000000	0000000000	0000000000
In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$133,497	$135,418	$41,614	$(177,032)	$133,497
Depreciation & amortization	0	35,616	49,042	0	84,658
Deferred income tax	11,438	707	(24,490)	0	(12,345)
Share-based compensation	0	3,617	4,346	0	7,963
Gain on sale of capital assets	0	(3,605)	(79)	0	(3,684)
Working capital changes, net of effect of acquisitions
Accounts receivable	116	1,768	21,927	0	23,811
Inventories	0	(8,452)	8,467	0	15
Prepaid expenses	(10)	722	(45)	0	667
Other current assets	(140)	(300)	(2,135)	0	(2,575)
Accounts payable	(132)	(2,219)	(591)	0	(2,942)
Accrued liabilities	362	(6,253)	(4,618)	0	(10,509)
Federal & foreign income taxes	11,949	(6,050)	(6,715)	0	(816)
Other liabilities	(16,200)	(3,996)	(2,787)	0	(22,983)
Other, net	8,164	(19,245)	8,753	0	(2,328)

	149,044	127,728	92,689	(177,032)	192,429

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(328)	(22,724)	(26,455)	0	(49,507)
Escrow deposit	(14,033)	0	0	0	(14,033)
Proceeds from sale of capital assets	0	6,541	2,912	0	9,453
Acquisitions of businesses, net of cash acquired	0	(106,059)	(708,875)	0	(814,934)

	(14,361)	(122,242)	(732,418)	0	(869,021)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 28, 2011

	0000000000	0000000000	0000000000	0000000000	0000000000
In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	13,253	0	0	0	13,253
Excess tax benefits from stock option exercises	1,830	0	0	0	1,830
Proceeds from long-term credit facilities	395,000	0	5,014	0	400,014
Repayment of long-term debt and credit facilities	(155,313)	(321)	(9,282)	0	(164,916)
Proceeds from issuance of long-term debt	0	0	176,875	0	176,875
Proceeds from government assistance	0	0	15,000	0	15,000
Dividends paid to noncontrolling interest	0	0	(238)	0	(238)
Debt and other issuance costs	(3,640)	0	(1,758)	0	(5,398)
Net change in intercompany financing	(541,098)	5,972	358,094	177,032	0

	(289,968)	5,651	543,705	177,032	436,420

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	72	(4)	3,019	0	3,087

Net Increase (Decrease) in Cash and Cash Equivalents	(155,213)	11,133	(93,005)	0	(237,085)
Cash and Cash Equivalents – Beginning of Year	205,050	2,317	214,753	0	422,120

Cash and Cash Equivalents – End of Year	$49,837	$13,450	$121,748	$0	$185,035

Condensed Consolidating Balance Sheet as of October 29, 2010

	0000000000	0000000000	0000000000	0000000000	0000000000
In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$205,050	$2,317	$214,753	$0	$422,120
Accounts receivable, net	274	131,531	177,437	0	309,242
Inventories	0	118,567	143,806	0	262,373
Income tax refundable	12,548	0	5,258	0	17,806
Deferred income tax benefits	23,507	(1,627)	15,659	0	37,539
Prepaid expenses	49	5,729	10,486	0	16,264
Other current assets	0	1	11,240	0	11,241

Total Current Assets	241,428	256,518	578,639	0	1,076,585

Property, Plant & Equipment, Net	1,249	162,407	110,114	0	273,770
Goodwill	0	246,176	493,554	0	739,730
Intangibles, Net	0	89,812	299,205	0	389,017
Debt Issuance Costs, Net	7,774	0	0	0	7,774
Deferred Income Tax Benefits	44,407	3,537	39,678	0	87,622
Other Assets	(69)	2,004	11,305	0	13,240
Amounts Due From (To) Subsidiaries	41,529	271,345	0	(312,874)	0
Investment in Subsidiaries	1,710,032	149,607	227,869	(2,087,508)	0

Total Assets	$2,046,350	$1,181,406	$1,760,364	$(2,400,382)	$2,587,738

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$944	$28,345	$52,986	$0	$82,275
Accrued liabilities	18,662	73,870	122,562	0	215,094
Credit facilities	0	0	1,980	0	1,980
Current maturities of long-term debt	10,938	80	1,628	0	12,646
Deferred income tax liabilities	197	278	6,680	0	7,155
Federal and foreign income taxes	(727)	(20,522)	26,476	0	5,227

Total Current Liabilities	30,014	82,051	212,312	0	324,377

Long-Term Debt, Net	534,375	44,525	20,072	0	598,972
Deferred Income Tax Liabilities	40,300	123	86,658	0	127,081
Pension and Post-Retirement Obligations	16,629	42,279	46,425	0	105,333
Other Liabilities	9,533	251	6,692	0	16,476
Amounts Due To (From) Subsidiaries	0	0	310,115	(310,115)	0
Shareholders’ Equity	1,415,499	1,012,177	1,078,090	(2,090,267)	1,415,499

Total Liabilities and
Shareholders’ Equity	$2,046,350	$1,181,406	$1,760,364	$(2,400,382)	$2,587,738

Condensed Consolidating Statement of Operations for the fiscal year ended October 29, 2010

	0000000000	0000000000	0000000000	0000000000	0000000000
In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$788,677	$738,811	$(887)	$1,526,601
Cost of Sales	0	520,739	490,538	(887)	1,010,390

	0	267,938	248,273	0	516,211
Expenses
Selling, general and administrative	0	121,115	137,175	0	258,290
Research, development and engineering	0	29,385	40,368	0	69,753
Other (income) expense	0	(12)	4	0	(8)

Total Expenses	0	150,488	177,547	0	328,035

Operating Earnings from
Continuing Operations	0	117,450	70,726	0	188,176
Interest income	(15,838)	(2,516)	(38,172)	55,566	(960)
Interest expense	28,948	20,023	39,776	(55,566)	33,181
Loss on extinguishment of debt	1,206	0	0	0	1,206

Income (Loss) from Continuing Operations Before Taxes	(14,316)	99,943	69,122	0	154,749
Income Tax Expense (Benefit)	(3,286)	22,752	5,038	0	24,504

Income (Loss) From Continuing
Operations Including
Noncontrolling Interests	(11,030)	77,191	64,084	0	130,245
Income Attributable to
Noncontrolling Interests	0	0	(206)	0	(206)

Income (Loss) From Continuing Operations Attributable to Esterline, Net of Tax	(11,030)	77,191	63,878	0	130,039

Income From Discontinued Operations Attributable to Esterline, Net of Tax	9,545	2,336	0	0	11,881
Equity in Net Income of Consolidated Subsidiaries	143,405	36,860	3,395	(183,660)	0

Net Earnings (Loss) Attributable to Esterline	$141,920	$116,387	$67,273	$(183,660)	$141,920

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 29, 2010

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$141,920	$116,387	$67,479	$(183,660)	$142,126
Depreciation & amortization	0	32,390	39,727	0	72,117
Deferred income tax	994	27	(11,018)	0	(9,997)
Share-based compensation	0	3,306	3,828	0	7,134
Gain on sale of discontinued operations	(14,625)	0	0	0	(14,625)
Working capital changes, net of effect of acquisitions
Accounts receivable	(274)	(13,793)	(25,097)	0	(39,164)
Inventories	0	1,483	9,251	0	10,734
Prepaid expenses	(49)	(854)	2,017	0	1,114
Other current assets	0	(1)	2,286	0	2,285
Accounts payable	366	6,043	(5,553)	0	856
Accrued liabilities	5,637	12,968	2,698	0	21,303
Federal & foreign income taxes	(777)	(19,136)	13,306	0	(6,607)
Other liabilities	6,138	(6,550)	(7,159)	0	(7,571)
Other, net	(8,173)	10,872	(2,603)	0	96

	131,157	143,142	89,162	(183,660)	179,801

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(182)	(18,920)	(26,438)	0	(45,540)
Proceeds from sale of discontinued operations, net of cash	24,994	0	0	0	24,994
Proceeds from sale of capital assets	0	488	107	0	595
Acquisitions of businesses, net of cash acquired	0	(360)	(408)	0	(768)

	24,812	(18,792)	(26,739)	0	(20,719)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 29, 2010

	0000000000	0000000000	0000000000	0000000000	0000000000
In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	13,654	0	0	0	13,654
Excess tax benefits from stock option exercises	3,488	0	0	0	3,488
Net change in credit facilities	0	0	(4,015)	0	(4,015)
Repayment of long-term debt	(182,029)	(385)	(668)	0	(183,082)
Proceeds from issuance of long-term debt	250,000	0	0	0	250,000
Proceeds from government assistance	0	0	9,168	0	9,168
Debt and other issuance costs	(4,719)	0	0	0	(4,719)
Dividends paid to noncontrolling interest	0	0	(234)	0	(234)
Net change in intercompany financing	(79,220)	(126,284)	21,844	183,660	0

	1,174	(126,669)	26,095	183,660	84,260

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	0	15	1,969	0	1,984

Net Increase (Decrease) in Cash and Cash Equivalents	157,143	(2,304)	90,487	0	245,326
Cash and Cash Equivalents – Beginning of Year	47,907	4,621	124,266	0	176,794

Cash and Cash Equivalents – End of Year	$205,050	$2,317	$214,753	$0	$422,120

Condensed Consolidating Statement of Operations for the fiscal year ended October 30, 2009

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$ 0	$ 761,270	$ 647,624	$ (1,435)	$ 1,407,459
Cost of Sales	0	512,090	443,506	(1,435)	954,161

	0	249,180	204,118	0	453,298
Expenses
Selling, general and administrative	0	117,783	117,700	0	235,483
Research, development and engineering	0	27,771	36,685	0	64,456
Other expense (income)	4,202	10,652	(6,884)	0	7,970

Total Expenses	4,202	156,206	147,501	0	307,909

Operating Earnings from Continuing Operations	(4,202)	92,974	56,617	0	145,389
Interest income	(23,125)	(3,717)	(35,894)	61,102	(1,634)
Interest expense	26,983	23,925	38,883	(61,102)	28,689

Income (Loss) from Continuing Operations Before Taxes	(8,060)	72,766	53,628	0	118,334
Income Tax
Expense (Benefit)	(1,231)	1,331	12,449	0	12,549

Income (Loss) From Continuing Operations Including Noncontrolling Interests	(6,829)	71,435	41,179	0	105,785
Income Attributable to Noncontrolling Interests	0	0	(217)	0	(217)

Income (Loss) From Continuing Operations Attributable to Esterline, Net of Tax	(6,829)	71,435	40,962	0	105,568

Income From Discontinued Operations Attributable to Esterline, Net of Tax	0	14,230	0	0	14,230
Equity in Net Income of Consolidated Subsidiaries	126,627	22,717	5,733	(155,077)	0

Net Earnings (Loss)
Attributable to Esterline	$ 119,798	$ 108,382	$ 46,695	$ (155,077)	$ 119,798

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 30, 2009

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$119,798	$108,382	$46,912	$(155,077)	$120,015
Depreciation & amortization	0	30,667	40,844	0	71,511
Deferred income tax	(7,128)	(1,536)	(2,804)	0	(11,468)
Share-based compensation	0	3,728	3,621	0	7,349
Gain on sale of discontinued operations	0	(26,481)	0	0	(26,481)
Working capital changes, net of effect of acquisitions
Accounts receivable	205	10,487	43,854	0	54,546
Inventories	0	10,273	(4,219)	0	6,054
Prepaid expenses	26	(273)	(3,643)	0	(3,890)
Other current assets	0	0	(15,428)	0	(15,428)
Accounts payable	68	(7,854)	(11,001)	0	(18,787)
Accrued liabilities	(2,642)	(7,726)	(1,565)	0	(11,933)
Federal & foreign income taxes	(8,969)	9,448	258	0	737
Other liabilities	2,928	(12,038)	1,447	0	(7,663)
Other, net	1	2,102	(9,996)	0	(7,893)

	104,287	119,179	88,280	(155,077)	156,669

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(213)	(36,459)	(22,512)	0	(59,184)
Proceeds from sale of discontinued operations, net of cash	0	62,944	0	0	62,944
Proceeds from sale of capital assets	0	705	384	0	1,089
Acquisitions of businesses, net of cash acquired	0	(89,812)	(165,394)	0	(255,206)

	(213)	(62,622)	(187,522)	0	(250,357)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 30, 2009

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	3,137	0	0	0	3,137
Excess tax benefits from stock option exercises	119	0	0	0	119
Net change in credit facilities	0	0	99	0	99
Repayment of long-term debt	(33,019)	(740)	(685)	0	(34,444)
Proceeds from issuance of long-term debt	125,000	0	0	0	125,000
Proceeds from government assistance	0	0	11,145	0	11,145
Debt and other issuance costs	(1,258)	0	0	0	(1,258)
Dividends paid to noncontrolling interests	0	0	(283)	0	(283)
Net change in intercompany financing	(231,030)	(72,854)	148,807	155,077	0

	(137,051)	(73,594)	159,083	155,077	103,515

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	0	(255)	6,577	0	6,322

Net Increase (Decrease) in Cash and Cash Equivalents	(32,977)	(17,292)	66,418	0	16,149
Cash and Cash Equivalents – Beginning of Year	80,884	21,913	57,848	0	160,645

Cash and Cash Equivalents – End of Year	$47,907	$4,621	$124,266	$0	$176,794

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Esterline Technologies Corporation

We have audited the accompanying consolidated balance sheets of Esterline Technologies Corporation as of October 28, 2011 and October 29, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended October 28, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Esterline Technologies Corporation at October 28, 2011 and October 29, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 28, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 to the financial statements, in 2010 the Company changed its method of accounting for business combination transactions upon the adoption of Financial Accounting Standards Board ASC Topic 805.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Esterline Technologies Corporation’s internal control over financial reporting as of October 28, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

December 23, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Esterline Technologies Corporation

We have audited Esterline Technologies Corporation internal control over financial reporting as of October 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Esterline Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Eclipse Electronic Systems (Eclipse) and the Souriau Group (Souriau), which are included in the 2011 consolidated financial statements of Esterline Technologies Corporation. Eclipse constituted $149 million and $110.7 million of total and net assets, respectively, as of October 28, 2011, and $37.6 million and $5.8 million of revenues and net income, respectively, for the year then ended. Souriau constituted $892 million and $704 million of total and net assets, respectively, as of October 28, 2011, and $77.9 million and $19.2 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Esterline Technologies Corporation also did not include an evaluation of the internal control over financial reporting of Eclipse and the Souriau.

In our opinion, Esterline Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of October 28, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balances sheets of Esterline Technologies Corporation as of October 28, 2011 and October 29, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended October 28, 2011 of Esterline Technologies Corporation and our report dated December 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

December 23, 2011

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 28, 2011. Based upon that evaluation, they concluded as of October 28, 2011, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of October 28, 2011, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of Esterline’s internal control over financial reporting as of October 28, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. On December 30, 2010, the Company completed the acquisition of Eclipse Electronic Systems (Eclipse), and on July 26, 2011, the Company also completed the acquisition of the Souriau Group (Souriau). As permitted by applicable guidelines established by the Securities and Exchange Commission, our management excluded the Eclipse and Souriau operations from its assessment of internal control over financial reporting as of October 28, 2011. Eclipse constituted $149 million and $110.7 million of total and net assets, respectively, as of October 28, 2011, and $37.6 million and $5.8 million of revenues and net income, respectively, for the year then ended. Souriau constituted $892 million and $704 million of total and net assets, respectively, as of October 28, 2011, and $77.9 million and $19.2 million of revenues and net loss, respectively, for the year then ended. Both Eclipse and Souriau will be included in the Company’s assessment for the fiscal year ending October 26, 2012. Based on management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of October 28, 2011.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of internal control over financial reporting. This report appears on page 87.

/s/ R. Bradley Lawrence
R. Bradley Lawrence
Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer,
Corporate Development and Secretary
(Principal Financial Officer)

/s/ Gary J. Posner
Gary J. Posner
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Changes in Internal Control Over Financial Reporting

During the three months ended October 28, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

We hereby incorporate by reference the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Other Information as to Directors – Board and Board Committees,” and “Other Information as to Directors – Director Nominations and Qualifications” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 7, 2012.

Information regarding our executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

We hereby incorporate by reference the information set forth under “Other Information as to Directors – Director Compensation,” “Executive Compensation – Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 7, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 7, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information set forth under “Certain Relationships and Related Transactions” and “Other Information as to Directors – Board and Board Committees” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 7, 2012.

Item 14.  Independent Registered Public Accounting Firm Fees and Services

We hereby incorporate by reference the information set forth under “Independent Registered Public Accounting Firm’s Fees” in the definitive form of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on March 7, 2012.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Our Consolidated Financial Statements are as set forth under Item 8 of this report on Form 10-K.

(a)(2) Financial Statement Schedules.

The following consolidated financial statement schedule of the Company is included as follows:

ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	000000000	000000000	000000000	000000000	000000000
Reserve for Doubtful Accounts Receivable	Balance at Beginning of Year	Charged to Costs & Expenses	Other [1]	Deductions	Balance at End of Year

Fiscal Years

2011	$4,865	$1,407	$1,081	$(290)[2]	$7,063

2010	$5,297	$644	$0	$(1,076)[2]	$4,865

2009	$5,191	$738	$3	$(635)[2]	$5,297

[1]	Acquisition-related addition.

[2]	Uncollectible accounts written off, net of recoveries.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits.

See Exhibit Index on pages 94-99.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

By	/s/ Robert D. George
Robert D. George
Vice President,
Chief Financial Officer,
Corporate Development and Secretary
(Principal Financial Officer)

Dated: December 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ R. Bradley Lawrence	Director, President and	December 23, 2011
(R. Bradley Lawrence)	Chief Executive Officer	Date
(Principal Executive Officer)

/s/ Robert D. George	Vice President,	December 23, 2011
(Robert D. George)	Chief Financial Officer,	Date
Corporate Development and Secretary
(Principal Financial Officer)

/s/ Gary J. Posner	Corporate Controller and	December 23, 2011
(Gary J. Posner)	Chief Accounting Officer	Date
(Principal Accounting Officer)

/s/ Robert W. Cremin	Chairman	December 23, 2011
(Robert W. Cremin)		Date

/s/ Lewis E. Burns	Director	December 23, 2011
(Lewis E. Burns)		Date

/s/ John F. Clearman	Director	December 23, 2011
(John F. Clearman)		Date

/s/ Delores M. Etter	Director	December 23, 2011
(Delores M. Etter)		Date

/s/ Anthony P. Franceschini	Director	December 23, 2011
(Anthony P. Franceschini)		Date

/s/ Paul V. Haack	Director	December 23, 2011
(Paul V. Haack)		Date

/s/ Mary L. Howell	Director	December 23, 2011
(Mary L. Howell)		Date

/s/ Jerry D. Leitman	Director	December 23, 2011
(Jerry D. Leitman)		Date

/s/ James J. Morris	Director	December 23, 2011
(James J. Morris)		Date

/s/ Gary E. Pruitt	Director	December 23, 2011
(Gary E. Pruitt)		Date

Exhibit Number	Exhibit Index

3.1	Restated Certificate of Incorporation for Esterline Technologies Corporation, dated June 6, 2002. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2002 [Commission File Number 1-6357], with Form of Certificate of Designation, dated December 11, 2002.) (Incorporated by reference to Exhibit 4.1 to Esterline’s Registration of Securities on Form 8-A filed December 12, 2002 [Commission File Number 1-6357].)

3.2	Amended and Restated By-laws of the Company, effective December 10, 2009. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 16, 2009 [Commission File Number 1-6357].)

4.1	Rights Agreement dated as of December 11, 2002, between Esterline Technologies Corporation and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designation of Series B Serial Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, as amended, filed on December 12, 2002 [Commission File Number 1-6357].)

4.2	Indenture relating to Esterline Technologies Corporation’s 7.75% Senior Subordinated Notes due 2013, dated as of June 11, 2003. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003 [Commission File Number 1-6357].)

4.3	Form of Exchange Note for the 7.75% Senior Subordinated Notes due 2013. (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-4, as amended, filed on September 30, 2003 [Commission File Number 333-109325].)

4.4	Registration Rights Agreement among Esterline Technologies Corporation, its subsidiaries listed on Schedule 1 thereto, Wachovia Capital Markets, LLC, Banc of Americas Securities LLC, KeyBanc Capital Markets, a division of McDonald Investments and Wells Fargo Securities, LLC, dated March 1, 2007 (“2007 Registration Rights Agreement”). (Incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K filed on March 7, 2007 [Commission File Number 1-6357].)

4.5	Indenture relating to Esterline Technologies Corporation’s 6.625% Senior Notes due 2017, dated as of March 1, 2007. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 7, 2007 [Commission File Number 1-6357].)

4.6	Form of Exchange Note for the 6.625% Senior Notes due 2017. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed on June 29, 2007 [Commission File Number 333-144161].)

4.7	Supplemental Indenture, relating to Esterline Technologies Corporation’s 7.75% Senior Subordinated Notes due 2013, dated as of June 27, 2007. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 28, 2007 [Commission File Number 1-6357].)

4.8	Amendment dated as of July 31, 2007 to 2007 Registration Rights Agreement. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4/A filed on August 6, 2007 [Commission File Number 333-144161].)

4.9	Supplemental Indenture, relating to Esterline Technologies Corporation’s 6.625% Senior Notes due 2017, dated as of July 26, 2007. (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4/A filed on August 6, 2007 [Commission File Number 333-144161].)

4.10	Registration Rights Agreement among Esterline Technologies Corporation, its subsidiaries listed on the signature pages thereto, Banc of America Securities LLC, as representative of the initial purchasers party thereto, dated August 2, 2010. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 2, 2010 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

4.11	Indenture relating to Esterline Technologies Corporation’s 7% Senior Notes due 2020, dated as of August 2, 2010. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 2, 2010 [Commission File Number 1-6357].)

4.12	Supplemental Indenture, relating to Esterline Technologies Corporation’s 7% Senior Notes due 2020, dated as of August 2, 2010. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 2, 2010 [Commission File Number 1-6357].)

4.13	Form of Exchange Note for the 7% Senior Notes due 2020. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed on October 19, 2010 [Commission File Number 333-170032].)

10.1	Third Amendment to Credit Agreement, dated as of July 20, 2011, among Esterline Technologies Corporation, the Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders and other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 26, 2011 [Commission File Number 1-6357].)

10.2*	Summary of Non-Employee Director Compensation for Services on the Board of Directors of Esterline Technologies Corporation. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2010 [Commission File Number 1-6357].)

10.3*	Esterline Technologies Corporation Supplemental Retirement Income Plan. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.4*	Esterline Technologies Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2011 [Commission File
Number 1-6357].)

10.5*	Esterline Technologies Corporation Fiscal Year 2011 Annual Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2011 [Commission File Number 1-6357].)

10.6*	Esterline Technologies Supplemental Executive Retirement and Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.7*	Esterline Technologies Corporation 2002 Employee Stock Purchase Plan, as amended on March 3, 2010. (Incorporated by reference to Annex B of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on January 22, 2010 [Commission File Number 1-6357].)

10.8*	Esterline Technologies Corporation 2004 Equity Incentive Plan, as amended on March 3, 2010. (Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on January 22, 2010 [Commission File Number 1-6357].)

10.9*	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.36a to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File Number 1-6357].)

10.10*	Executive Officer Termination Protection Agreement. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.11*	Offer Letter from Esterline Technologies Corporation to Frank Houston dated March 4, 2005. (Incorporated by reference to Exhibit 10.19e to the Company’s Current Report on Form 8-K dated March 29, 2005 [Commission File Number 1-6357].)

10.12*	Offer Letter from Esterline Technologies Corporation to Brad Lawrence dated December 11, 2006. (Incorporated by reference to Exhibit 10.19f to the Company’s Current Report on Form 8-K dated January 23, 2007 [Commission File Number 1-6357].)

10.13*	Esterline Technologies Corporation Amended and Restated 1997 Stock Option Plan. (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed March 14, 2003 [Commission File Number 333-103846].)

10.14	Real Property Lease and Sublease, dated June 28, 1996, between 810 Dexter L.L.C. and Korry Electronics Co. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.15	Industrial Lease dated July 17, 1984, between 901 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 901 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.16	Fourth Amendment dated July 27, 1994, to Industrial Lease dated July 17, 1984 between Houg Family Partnership, as successor to 901 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.4a to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.17	Industrial Lease dated July 17, 1984, between 801 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 801 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.18	Fourth Amendment dated March 28, 1994, to Industrial Lease dated July 17, 1984, between Michael Maloney and the Bancroft & Maloney general partnership, as successor to 801 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.5a to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.19	Property lease between Slibail Immobilier and Norbail Immobilier and Auxitrol S.A., dated April 29, 1997, relating to the manufacturing facility of Auxitrol at 5, allée Charles Pathé, 18941 Bourges Cedex 9, France, effective on the construction completed date (December 5, 1997). (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.20	Industrial and Build-to-Suit Purchase and Sale Agreement between The Newhall Land and Farming Company, Esterline Technologies Corporation and TA Mfg. Co., dated February 13, 1997 including Amendments, relating to premises located at 28065 West Franklin Parkway, Valencia, CA. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.21	Lease Agreement, dated as of February 27, 1998, between Glacier Partners and Advanced Input Devices, Inc., as amended by Lease Amendment #1, dated February 27, 1998. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2000 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.22	Lease Amendment #2 between Glacier Partners and Advanced Input Devices, Inc., dated July 2, 2002, and Lease Amendment #3 between Glacier Partners and Advanced Input Devices, Inc., dated September 18, 2009. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 30, 2009 [Commission File Number 1-6357].)

10.23	Lease Agreement, dated as of August 6, 2003, by and between the Prudential Insurance Company of America and Mason Electric Co., relating to premises located at Sylmar, California. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 [Commission File Number 1-6357].)

10.24	Occupation Lease of Buildings known as Phases 3 and 4 on the Solartron Site at Victoria Road, Farnborough, Hampshire between J Sainsbury Developments Limited and Weston Aerospace Limited, dated July 21, 2000. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 [Commission File Number 1-6357].)

10.25	Lease Agreement dated as of March 19, 1969, as amended, between Leach Corporation and Gin Gor Ju, Trustee of Ju Family Trust, relating to premises located in Orange County. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended October 29, 2004 [Commission File Number 1-6357].)

10.26	Lease Agreement, dated November 29, 2005 between Lordbay Investments Limited, Darchem Engineering Limited and Darchem Holdings Limited relating to premises located at Units 4 and 5 Eastbrook Road, London Borough of Gloucestershire Gloucester. (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2006 [Commission File Number 1-6357].)

10.27	Amendment No. 1 dated as of November 23, 2005 to Lease Agreement dated as of March 1, 1994 between Highland Industrial Park, Inc. and Armtec Countermeasures Company. (Incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2006 [Commission File Number 1-6357].)

10.28	Lease Agreement dated November 4, 2002, between American Ordnance LLC and FR Countermeasures, relating to premises located at 25A Ledbetter Gate Road, Milan, Tennessee. (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.29	Lease Agreement between Capstone PF LLC and Korry Electronics Co. dated as of March 26, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2008 [Commission File Number 1-6357].)

10.30	Exhibit C to Lease Agreement between Capstone PF LLC and Korry Electronics Co. dated as of March 26, 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.31	First Amendment to Building Lease and Sublease, dated June 25, 2008, between Capstone PF LLC and Korry Electronics Co. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.32	Second Amendment to Building Lease and Sublease, dated July 30, 2008, between Capstone PF LLC and Korry Electronics Co. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.33	Subordination, Nondisturbance and Attornment Agreement and Estoppel Certificate, dated July 30, 2008, between Keybank National Association and Korry Electronics Co. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.34	Lease Extension Agreement between Weir Redevelopment Company and Kirkhill TA dated October 30, 2009. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2010 [Commission File Number 1-6357].)

10.35	Agreement of purchase and sale and joint escrow instruction between Kirkhill-TA Co., a California corporation, and Absolute Screen Print, Inc., a California corporation, dated August 11, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2011 [Commission File Number 1-6357].)

10.36	First and Second Amendment to Office Lease Agreement between City Center Bellevue Property LLC, a Delaware limited partnership, and Esterline Technologies Corporation, a Delaware corporation, dated April 14, 2011, and May 4, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2011 [Commission File Number 1-6357].)

10.37	Agreement for the sale and purchase of the entire issued share capital of Muirhead Aerospace Limited between Esterline Technologies Limited, Esterline Technologies Corporation, EMA Holding UK Limited, and Ametek, Inc. dated November 3, 2008. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended October 29, 2010 [Commission File Number 1-6357].)

10.38	Stock Purchase Agreement between NMC Group, Inc. and Esterline Technologies Corporation dated November 17, 2008. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended October 29, 2010 [Commission File Number 1-6357].)

10.39	Share Sale and Purchase Agreement Relating to Racal Acoustics Global Limited dated December 21, 2008. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2009 [Commission File Number 1-6357].)

10.40	Stock Purchase Agreement by and between Measurement Specialties, Inc., Pressure Systems, Inc. and Esterline Technologies Corporation dated September 8, 2010, relating to the sale of all issued and outstanding shares of Pressure Systems, Inc. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended October 29, 2010 [Commission File Number 1-6357].)

10.41	Stock Purchase Agreement By and Among Eclipse Electronic Systems, Inc., Its Shareholders, and Esterline Technologies Corporation dated as of December 28, 2010. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2011 [Commission File Number 1-6357].)

10.42	Share Purchase Agreement between FCPR Sagard, FCPR Sagard Connecteurs, Individuals, The Mezzanine Sellers as Sellers and Esterline Technologies Corporation as Buyer, dated May 23, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2011 [Commission File Number 1-6357].)

11.1	Schedule setting forth computation of earnings per share for the five fiscal years ended October 28, 2011.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Exhibit Index

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of R. Bradley Lawrence) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan or arrangement.