Form 10-Q
period 2012-01-27
ESTERLINE TECHNOLOGIES CORP
filed 2012-03-02
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	January 27, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                           to

Commission file number  1-6357

                      ESTERLINE TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2595091
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of February 28, 2012, 30,651,841 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of January 27, 2012 and October 28, 2011

(In thousands, except share amounts)

	January 27, 2012	October 28, 2011
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$193,289	$185,035
Cash in escrow	5,017	5,011
Accounts receivable, net of allowances of $6,621 and $7,063	350,080	369,826
Inventories
Raw materials and purchased parts	133,737	130,445
Work in process	170,734	187,922
Finished goods	90,579	84,181

	395,050	402,548

Income tax refundable	10,811	2,857
Deferred income tax benefits	45,161	48,251
Prepaid expenses	21,098	19,245
Other current assets	3,221	6,540

Total Current Assets	1,023,727	1,039,313

Property, Plant and Equipment	672,013	669,920
Accumulated depreciation	311,645	301,504

	360,368	368,416

Other Non-Current Assets
Goodwill	1,130,489	1,163,725
Intangibles, net	655,642	693,915
Debt issuance costs, net of accumulated amortization of $3,169 and $2,700	10,226	10,695
Deferred income tax benefits	82,891	79,605
Other assets	24,420	22,917

	$3,287,763	$3,378,586

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of January 27, 2012 and October 28, 2011

(In thousands, except share amounts)

	January 27, 2012	October 28, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$111,934	$119,888
Accrued liabilities	265,080	270,422
Credit facilities	223	5,000
Current maturities of long-term debt	13,098	11,595
Deferred income tax liabilities	2,943	9,538
Federal and foreign income taxes	12,420	1,918

Total Current Liabilities	405,698	418,361

Long-Term Liabilities
Credit facilities	335,000	360,000
Long-term debt, net of current maturities	656,448	660,028
Deferred income tax liabilities	229,375	238,709
Pension and post-retirement obligations	104,513	107,877
Other liabilities	20,647	19,693

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 30,643,941 and 30,613,448 shares	6,129	6,123
Additional paid-in capital	555,730	551,703
Retained earnings	1,030,609	1,007,821
Accumulated other comprehensive loss	(66,678)	(2,812)

Total Esterline shareholders’ equity	1,525,790	1,562,835
Noncontrolling interests	10,292	11,083

Total Shareholders’ Equity	1,536,082	1,573,918

	$3,287,763	$3,378,586

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Month Periods Ended January 27, 2012 and January 28, 2011

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	January 27,	January 28,
	2012	2011

Net Sales	$470,882	$370,799
Cost of Sales	312,801	238,677

	158,081	132,122
Expenses
Selling, general & administrative	94,697	66,092
Research, development & engineering	26,395	19,619

Total Expenses	121,092	85,711

Operating Earnings from Continuing Operations	36,989	46,411
Interest Income	(95)	(340)
Interest Expense	11,528	9,137

Income from Continuing Operations Before Income Taxes	25,556	37,614
Income Tax Expense	2,576	7,654

Income from Continuing Operations Including
Noncontrolling Interests	22,980	29,960
Loss (Income) Attributable to Noncontrolling Interests	(192)	23

Income from Continuing Operations Attributable to Esterline	22,788	29,983

Income from Discontinued Operations Attributable to Esterline, Net of Tax	0	8

Net Earnings Attributable to Esterline	$22,788	$29,991

Earnings Per Share Attributable to Esterline – Basic:
Continuing operations	$.74	$.99
Discontinued operations	.00	.00

Earnings Per Share Attributable to Esterline – Basic	$.74	$.99

Earnings Per Share Attributable to Esterline – Diluted:
Continuing operations	$.73	$.97
Discontinued operations	.00	.00

Earnings Per Share Attributable to Esterline – Diluted	$.73	$.97

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Month Periods Ended January 27, 2012 and January 28, 2011

(Unaudited)

(In thousands)

	Three Months Ended
	January 27,	January 28,
	2012	2011

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$22,980	$29,968
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided
(used) by operating activities:
Depreciation and amortization	26,123	17,760
Deferred income taxes	(7,619)	1,465
Share-based compensation	2,648	2,070
Working capital changes, net of effect of acquisitions:
Accounts receivable	11,202	53,804
Inventories	(2,439)	(24,084)
Prepaid expenses	(2,275)	(209)
Other current assets	670	289
Accounts payable	(3,777)	(8,013)
Accrued liabilities	(1,550)	(15,119)
Federal and foreign income taxes	2,781	(7,139)
Other liabilities	75	1,247
Other, net	(2,172)	(2,394)

	46,647	49,645

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(12,926)	(14,633)
Proceeds from sale of capital assets	447	395
Escrow deposit	(6)	(14,000)
Acquisitions, net of cash acquired	0	(103,548)

	(12,485)	(131,786)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Month Periods Ended January 27, 2012 and January 28, 2011

(Unaudited)

(In thousands)

	Three Months Ended
	January 27, 2012	January 28, 2011

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	1,379	6,923
Excess tax benefits from stock options exercised	6	953
Debt and other issuance costs	0	(36)
Repayment of long-term debt	(31,385)	(1,708)
Proceeds from government assistance	7,942	5,285

	(22,058)	11,417

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(3,850)	85

Net Increase (Decrease) in Cash and Cash Equivalents	8,254	(70,639)

Cash and Cash Equivalents – Beginning of Period	185,035	422,120

Cash and Cash Equivalents – End of Period	$193,289	$351,481

Supplemental Cash Flow Information
Cash paid for interest	$4,069	$1,653
Cash paid for taxes	5,878	10,907

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Periods Ended January 27, 2012 and January 28, 2011

1.	The consolidated balance sheet as of January 27, 2012, the consolidated statement of operations for the three month periods ended January 27, 2012, and January 28, 2011, and the consolidated statement of cash flows for the three month periods ended January 27, 2012, and January 28, 2011, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2011, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America.

4.	In June 2011, the Financial Accounting Standards Board (FASB) amended requirements for the presentation of other comprehensive income (OCI), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment is effective for the Company at the beginning of fiscal year 2013, with early adoption permitted. The adoption of this guidance will not impact the Company’s financial position, results of operations or cash flows and will only impact the presentation of OCI on the financial statements.

In May 2011, the FASB amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment is effective for the Company in the second quarter of fiscal year 2012, with early adoption prohibited. The adoption of this amendment guidance is not expected to have a material impact on the Company’s financial statements.

5.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 632,275 and 222,500 in the first fiscal quarter of 2012 and 2011, respectively. Shares used for calculating earnings per share are disclosed in the following table.

(In thousands)	Three Months Ended
	January 27, 2012	January 28, 2011

Shares Used for Basic Earnings Per Share	30,631	30,349
Shares Used for Diluted Earnings Per Share	31,157	31,011

6.	The Company’s comprehensive income (loss) is as follows:

(In thousands)	Three Months Ended
	January 27, 2012	January 28, 2011

Net Earnings	$22,788	$29,991
Change in Fair Value of Derivative Financial Instruments,
Net of Tax Benefit of $1,479 and $590	(3,350)	(1,490)
Change in Pension and Post-Retirement Obligations,
Net of Tax Expense of $831 and $492	1,494	728
Foreign Currency Translation Adjustment	(62,010)	(158)

Comprehensive Income (Loss)	$(41,078)	$29,071

The Company’s accumulated other comprehensive loss is comprised of the following:

(In thousands)	January 27, 2012	October 28, 2011

Net unrealized gain on derivative contracts	$672	$4,022
Pension and post-retirement obligations	(73,977)	(75,471)
Currency translation adjustment	6,627	68,637

Total accumulated other comprehensive loss	$(66,678)	$(2,812)

7.	On July 26, 2011, the Company acquired the Souriau Group (Souriau) for approximately $726.7 million, including cash of $17.8 million. Souriau is a leading global supplier of highly engineered connectors for harsh environments serving aerospace, defense & space, power generation, rail, and industrial equipment markets. Souriau is included in the Sensors & Systems segment.

The following summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is preliminary. Differences between the preliminary and final purchase price allocation could be material. We have not completed our analysis estimating the fair value of property, plant and equipment, intangible assets, income tax liabilities and certain contingent liabilities. The estimated fair value adjustment for inventory is $41.7 million, which has been recognized as cost of goods sold over 4.5 months, the estimated inventory turnover. The purchase price includes the value of future development of existing technologies, the introduction of new technologies, and the addition of new customers. These factors resulted in recording goodwill of $355.7 million. The amount allocated to goodwill is not deductible for income tax purposes.

(In thousands)
As of July 26, 2011

Current assets	$228,694
Property, plant and equipment	91,843
Intangible assets subject to amortization
Programs (15 year weighted average useful life)	233,903
Trade name (10 year weighted average useful life)	46,075
Goodwill	355,735
Other assets	553

Total assets acquired	956,803

Current liabilities assumed	111,932
Long-term liabilities assumed	109,797
Noncontrolling interest	8,369

Net assets acquired	$726,705

Pro Forma Financial Information

The following pro forma financial information shows the results of continuing operations for the three month period ended January 28, 2011, as though the acquisition of Souriau had occurred at the beginning of the fiscal year. The pro forma financial information includes, where applicable, adjustments for: (i) the amortization of acquired intangible assets, (ii) additional interest expense on acquisition related borrowings and (iii) the income tax effect on the pro forma adjustments. The pro forma adjustments related to the acquisition of Souriau are based on a preliminary purchase price allocation. Differences between the preliminary and final purchase price allocation could have an impact on the pro forma financial information presented and such impact could be material. The pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future. Pro forma results are presented below for the three month period ended:

(In thousands, except per share amounts)	January 28, 2011

Pro forma net sales	$451,647
Pro forma net income	$32,797

Basic earnings per share as reported	$.99
Pro forma basic earnings per share	$1.08

Diluted earnings per share as reported	$.97
Pro forma diluted earnings per share	$1.06

On December 30, 2010, the Company acquired Eclipse Electronic Systems, Inc. (Eclipse) for $123.8 million. The purchase price includes cash of $14.0 million in contingent consideration which was deposited in an escrow account and will be paid to the seller if certain performance objectives are met over the three-year period. The estimated fair value of the contingent consideration is $13.4 million. On February 2, 2012, the Company paid the initial $5.0 million of three installments totaling $14.0 million of contingent consideration. Eclipse is a designer and manufacturer of embedded communication intercept receivers for signal intelligence applications. Eclipse is included in the Avionics & Controls segment.

The following summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price includes the value of future development of existing technologies, the introduction of new technologies, and the addition of new customers. These factors resulted in recording goodwill of $67.9 million. The amount allocated to goodwill is not deductible for income tax purposes.

(In thousands)
As of December 30, 2010

Current assets	$31,827
Property, plant and equipment	2,154
Intangible assets subject to amortization
Technology (10 year weighted average useful life)	53,200
Goodwill	67,878

Total assets acquired	155,059

Current liabilities assumed	36,240
Long-term liabilities assumed	8,350

Net assets acquired	$110,469

8.	The income tax rate was 10.1% compared with 20.3% for the first fiscal quarter of 2012 and 2011, respectively. In the first fiscal quarter of 2012, the Company recognized $2.3 million of discrete tax benefits due to a change in French tax laws associated with the holding company structure and the financing of the Souriau acquisition. In the first fiscal quarter of 2011, the Company recognized $1.4 million of discrete tax benefits due to the retroactive extension of the U.S. federal research and experimentation tax credit. The income tax rate differed from the statutory rate in the first fiscal quarter of 2012 and 2011, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $0.8 million of tax benefits associated with research and development tax credits, capital and operating losses that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.

9.	As of January 27, 2012, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the first fiscal quarter of 2012 and 2011 was $2.6 million and $2.1 million, respectively. During the first fiscal quarter of 2012 and 2011, the Company issued 30,493 and 179,232 shares, respectively, under its employee stock plans.

Employee Stock Purchase Plan

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded under the ESPP.

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 311,400 options and 218,500 options in the three month periods ended January 27, 2012, and January 28, 2011, respectively. The weighted-average grant date fair value of options granted during the three month periods ended January 27, 2012, and January 28, 2011, was $23.74 per share and $31.10 per share, respectively.

The fair value of each option granted by the Company was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The Company uses historical data to estimate volatility of the Company’s common stock, option exercise, and employee termination assumptions. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect at the time of the grant.

Three Months Ended
	January 27, 2012	January 28, 2011

Risk-free interest rate	0.91 – 2.11%	2.02 – 3.64%
Volatility	41.62 – 44.29%	40.8 – 42.8%
Expected life (years)	4.5 – 9.5	4.5 – 9.5
Dividends	0	0

Employee Sharesave Scheme

Under the employee sharesave scheme for U.K. employees, participants are allowed the option to purchase shares at a discount of 5% of the market price of the stock as of the beginning of the offering period. The term of these options is three years. The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan. Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. No options were granted during the first fiscal quarter of 2012 or 2011.

10.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC. Components of periodic pension cost consisted of the following:

(In thousands)	Three Months Ended
	January 27, 2012	January 28, 2011
Service cost	$2,402	$2,281
Interest cost	4,646	4,603
Expected return on plan assets	(5,327)	(5,024)
Amortization of prior service cost	10	5
Amortization of actuarial loss	2,575	1,996

Net Periodic Cost	$4,306	$3,861

The Company’s principal post-retirement plans include non-U.S. plans, which are non-contributory healthcare and life insurance plans. The components of expense of these other retirement benefits consisted of the following:

(In thousands)	Three Months Ended
	January 27, 2012	January 28, 2011
Service cost	$102	$135
Interest cost	163	170
Amortization of actuarial gain	(7)	(4)

Net Periodic Cost	$258	$301

11.	In March 2011, the Company entered into a secured credit facility for $460.0 million made available through a group of banks. The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. The credit facility expires in March 2016. The spread will range from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At January 27, 2012, the Company had $335.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 2.0% or 2.30%.

In July 2011, the Company amended the secured credit facility to provide for a new €125.0 million term loan (Euro Term Loan) to Esterline Technologies Europe Limited. The interest rate spread on the Euro Term Loan will range from Euro LIBOR plus 1.5% to Euro LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At January 27, 2012, the Company had €113.4 million outstanding or $150.0 million under the Euro Term Loan at an interest rate of Euro LIBOR plus 2.0% or 3.02%. The loan amortizes at 1.25% of the outstanding balance quarterly through March 2016, with the remaining balance due in July 2016.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at January 27, 2012, and October 28, 2011:

(In thousands)	Level 2
	January 27, 2012	October 28, 2011
Assets:
Derivative contracts designated as hedging instruments	$7,705	$7,553
Derivative contracts not designated as hedging instruments	$526	$2,214
Embedded derivatives	$171	$38

Liabilities:
Derivative contracts designated as hedging instruments	$4,212	$1,632
Derivative contracts not designated as hedging instruments	$917	$1,070
Embedded derivatives	$676	$895

(In thousands)	Level 3
	January 27, 2012	October 28, 2011
Liabilities:
Contingent purchase obligation	$13,350	$13,350

The Company’s embedded derivatives are the result of entering into sales or purchase contracts that are denominated in a currency other than the Company’s functional currency or the supplier’s or customer’s functional currency. The fair value is determined by calculating the difference between quoted exchange rates at the time the contract was entered into and the period- end exchange rate. These contracts are categorized as Level 2 in the fair value hierarchy.

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company does not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of January 27, 2012. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of January 27, 2012, and October 28, 2011, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $363.3 million and $431.2 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In November 2010, the Company entered into an interest rate swap agreement for $100.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on the $100.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.865% and was 5.416% at January 27, 2012. The fair value of the Company’s interest rate swap was a $1.8 million asset at January 27, 2012, and was estimated by discounting expected cash flows using market interest rates. The Company records interest receivable and interest payable on interest rate swaps on a net basis. In December 2010, the Company entered into an interest rate swap agreement for $75.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on the $75.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.47% and was 5.021% at January 27, 2012. The fair value of the Company’s interest rate swap was a $2.2 million asset at January 27, 2012, and was estimated by discounting expected cash flows using market interest rates. The Company recognized a net interest receivable of $1.0 million at January 27, 2012.

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

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at January 27, 2012, and October 28, 2011, consisted of:

(In thousands)		Fair Value
	Classification	January 27, 2012	October 28, 2011
Foreign Currency Forward
Exchange Contracts:	Other current assets	$2,827	$7,092
	Other assets	1,376	1,321
	Accrued liabilities	3,821	1,606
	Other liabilities	1,308	1,096
Embedded Derivative
Instruments:	Other current assets	$171	$38
	Accrued liabilities	83	82
	Other liabilities	593	813

Interest Rate Swaps:	Long-term debt, net
	of current maturities	$4,028	$1,354
The effect of derivative instruments on the Consolidated Statement of Operations for the first fiscal quarter in 2012 and 2011 consisted of:
(In thousands)	Location of Gain (Loss)	January 27, 2012	January 28, 2011
Fair Value Hedges:
Interest rate swap contracts	Interest Expense	$567	$479
Embedded derivatives	Sales	110	202

Cash Flow Hedges:
Foreign currency forward exchange contracts:
Amount of loss recognized in AOCI (effective portion)	AOCI	$(4,632)	$(4,748)
Amount of gain (loss) reclassified from AOCI into income	Sales	(196)	2,668

Net Investment Hedges:
Euro term loan	AOCI	$10,747	$0

In each of the first fiscal quarters of 2012 and 2011, the Company recorded a loss of $3.3 million and a gain of $0.1 million on foreign currency forward exchange contracts that have not been designated as an accounting hedge, respectively. These foreign currency exchange gains are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first fiscal quarter of 2012 and 2011. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first fiscal quarter of 2012.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $0.8 million of net loss into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at January 27, 2012, is 24 months.

14.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended
	January 27, 2012	January 28, 2011
Sales
Avionics & Controls	$179,572	$192,467
Sensors & Systems	171,672	77,055
Advanced Materials	119,638	101,277

Total Sales	$470,882	$370,799

Income from Continuing Operations
Avionics & Controls	$20,063	$31,004
Sensors & Systems	6,815	10,971
Advanced Materials	23,073	15,268

Segment Earnings	49,951	57,243

Corporate expense	(12,962)	(10,832)
Interest income	95	340
Interest expense	(11,528)	(9,137)

	$25,556	$37,614

15.	In connection with a 2001 acquisition of CMC, prior to March 2007 when Esterline acquired CMC, CMC shareholders had a limited amount of time in which to tender their shares in exchange for their shares of the acquisition consideration. In May 2008, after the time period had expired, CAN $11.8 million remained unclaimed. As a result, the paying agent returned the unclaimed amount to CMC. In December 2008, CMC’s former parent company instituted a legal action against the paying agent, alleging negligence and breached contract terms by returning the funds to CMC. The plaintiff lost at trial and appealed. On February 14, 2012, CMC received notice that the plaintiff abandoned its appeal. Subject to successfully completing certain additional steps to conclude this matter, management expects the Company to record a gain of approximately CAN $11.8 million in a future period.

16.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of January 27, 2012, and October 28, 2011, and for the applicable periods ended January 27, 2012, and January 28, 2011, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the current subsidiary guarantors (Guarantor Subsidiaries) of the secured credit facility, Senior Notes due 2017, and Senior Notes due 2020; and (c) on a combined basis, the subsidiaries that are not guarantors of the secured credit facility, Senior Notes due 2017, and Senior Notes due 2020 (Non-Guarantor Subsidiaries). The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the secured credit facility, the Senior Notes due 2017, and the Senior Notes due 2020.

Condensed Consolidating Balance Sheet as of January 27, 2012.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$48,585	$15,174	$129,530	$0	$193,289
Cash in escrow	5,017	0	0	0	5,017
Accounts receivable, net	255	124,857	224,968	0	350,080
Inventories	0	149,629	245,421	0	395,050
Income tax refundable	0	0	10,811	0	10,811
Deferred income tax benefits	24,507	1,590	19,064	0	45,161
Prepaid expenses	143	6,375	14,580	0	21,098
Other current assets	136	348	2,737	0	3,221

Total Current Assets	78,643	297,973	647,111	0	1,023,727

Property, Plant & Equipment, Net	1,416	163,152	195,800	0	360,368
Goodwill	0	314,054	816,435	0	1,130,489
Intangibles, Net	0	136,973	518,669	0	655,642
Debt Issuance Costs, Net	8,651	0	1,575	0	10,226
Deferred Income Tax Benefits	28,010	124	54,757	0	82,891
Other Assets	12,981	1,486	9,953	0	24,420
Amounts Due From (To) Subsidiaries	250,356	516,222	0	(766,578)	0
Investment in Subsidiaries	2,009,104	634,950	318,280	(2,962,334)	0

Total Assets	$2,389,161	$2,064,934	$2,562,580	$(3,728,912)	$3,287,763

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$1,137	$26,697	$84,100	$0	$111,934
Accrued liabilities	23,893	81,629	159,558	0	265,080
Credit facilities	0	0	223	0	223
Current maturities of long-term debt	0	204	12,894	0	13,098
Deferred income tax liabilities	217	(1)	2,727	0	2,943
Federal and foreign income taxes	8,921	(25,512)	29,011	0	12,420

Total Current Liabilities	34,168	83,017	288,513	0	405,698

Credit Facilities	335,000	0	0	0	335,000
Long-Term Debt, Net	429,028	44,235	183,185	0	656,448
Deferred Income Tax Liabilities	32,956	21,952	174,467	0	229,375
Pension and Post- Retirement Obligations	17,809	37,187	49,517	0	104,513
Other Liabilities	4,118	8,544	7,985	0	20,647
Amounts Due To (From) Subsidiaries	0	0	470,103	(470,103)	0
Shareholders’ Equity	1,536,082	1,869,999	1,388,810	(3,258,809)	1,536,082

Total Liabilities and Shareholders’ Equity	$2,389,161	$2,064,934	$2,562,580	$(3,728,912)	$3,287,763

Condensed Consolidating Statement of Operations for the three month period ended January 27, 2012.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$214,243	$257,243	$(604)	$470,882
Cost of Sales	0	135,359	178,046	(604)	312,801

	0	78,884	79,197	0	158,081
Expenses
Selling, general and administrative	0	34,893	59,804	0	94,697
Research, development and engineering	0	11,076	15,319	0	26,395

Total Expenses	0	45,969	75,123	0	121,092

Operating Earnings from Continuing Operations	0	32,915	4,074	0	36,989
Interest Income	(3,477)	(3,694)	(17,491)	24,567	(95)
Interest Expense	8,834	6,580	20,681	(24,567)	11,528

Income (Loss) from Continuing Operations Before Taxes	(5,357)	30,029	884	0	25,556
Income Tax Expense (Benefit)	(997)	3,373	200	0	2,576

Income (Loss) from Continuing Operations Including Noncontrolling Interests	(4,360)	26,656	684	0	22,980
Loss Attributable to Noncontrolling Interests	0	0	(192)	0	(192)

Income (Loss) from Continuing Operations Attributable to Esterline	(4,360)	26,656	492	0	22,788
Income from Discontinued Operations Attributable to Esterline, Net of Tax	0	0	0	0	0
Equity in Net Income of Consolidated Subsidiaries	27,148	10,094	(2,890)	(34,352)	0

Net Income (Loss) Attributable to Esterline	$22,788	$36,750	$(2,398)	$(34,352)	$22,788

Condensed Consolidating Statement of Cash Flows for the three month period ended January 27, 2012.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$22,980	$36,750	$(2,398)	$(34,352)	$22,980
Depreciation & amortization	0	9,561	16,562	0	26,123
Deferred income taxes	226	(34)	(7,811)	0	(7,619)
Share-based compensation	0	1,137	1,511	0	2,648
Working capital changes, net of effect of acquisitions:
Accounts receivable	(97)	13,070	(1,771)	0	11,202
Inventories	0	(5,763)	3,324	0	(2,439)
Prepaid expenses	(84)	(1,369)	(822)	0	(2,275)
Other current assets	4	(4)	670	0	670
Accounts payable	325	172	(4,274)	0	(3,777)
Accrued liabilities	5,425	1,840	(8,815)	0	(1,550)
Federal & foreign income taxes	10,247	(732)	(6,734)	0	2,781
Other liabilities	1,965	(1,153)	(737)	0	75
Other, net	0	952	(3,124)	0	(2,172)

	40,991	54,427	(14,419)	(34,352)	46,647

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(408)	(7,285)	(5,233)	0	(12,926)
Proceeds from sale of capital assets	0	54	393	0	447
Escrow deposit	(6)	0	0	0	(6)
Acquisitions, net of cash acquired	0	0	0	0	0

	(414)	(7,231)	(4,840)	0	(12,485)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	1,379	0	0	0	1,379
Excess tax benefits from stock options exercised	6	0	0	0	6
Debt and other issuance costs	0	0	0	0	0
Repayment of long-term debt	(25,000)	(114)	(6,271)	0	(31,385)
Proceeds from government assistance	0	0	7,942	0	7,942
Net change in intercompany financing	(18,214)	(45,244)	29,106	34,352	0

	(41,829)	(45,358)	30,777	34,352	(22,058)

Effect of foreign exchange rates on cash and cash equivalents	0	(114)	(3,736)	0	(3,850)

Net increase (decrease) in cash and cash equivalents	(1,252)	1,724	7,782	0	8,254
Cash and cash equivalents – beginning of year	49,837	13,450	121,748	0	185,035

Cash and cash equivalents – end of year	$48,585	$15,174	$129,530	$0	$193,289

Condensed Consolidating Balance Sheet as of October 28, 2011.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets

Current Assets
Cash and cash equivalents	$49,837	$13,450	$121,748	$0	$185,035
Cash in escrow	5,011	0	0	0	5,011
Accounts receivable, net	158	137,927	231,741	0	369,826
Inventories	0	143,866	258,682	0	402,548
Income tax refundable	0	0	2,857	0	2,857
Deferred income tax benefits	25,585	1,574	21,092	0	48,251
Prepaid expenses	59	5,006	14,180	0	19,245
Other current assets	140	344	6,056	0	6,540

Total Current Assets	80,790	302,167	656,356	0	1,039,313

Property, Plant & Equipment, Net	1,109	161,297	206,010	0	368,416
Goodwill	0	313,788	849,937	0	1,163,725
Intangibles, Net	0	140,590	553,325	0	693,915
Debt Issuance Costs, Net	9,033	0	1,662	0	10,695
Deferred Income Tax Benefits	27,925	125	51,555	0	79,605
Other Assets	10,307	2,321	10,289	0	22,917
Amounts Due From (To) Subsidiaries	350,407	482,330	0	(832,737)	0
Investment in Subsidiaries	1,953,823	624,856	321,170	(2,899,849)	0

Total Assets	$2,433,394	$2,027,474	$2,650,304	$(3,732,586)	$3,378,586

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$812	$26,525	$92,551	$0	$119,888
Accrued liabilities	18,587	79,524	172,311	0	270,422
Credit facilities	0	0	5,000	0	5,000
Current maturities of long-term debt	0	211	11,384	0	11,595
Deferred income tax liabilities	238	(1)	9,301	0	9,538
Federal and foreign income taxes	(1,326)	(25,185)	28,429	0	1,918

Total Current Liabilities	18,311	81,074	318,976	0	418,361

Credit Facilities	360,000	0	0	0	360,000
Long-Term Debt, Net	426,354	44,289	189,385	0	660,028
Deferred Income Tax Liabilities	32,959	21,971	183,779	0	238,709
Pension and Post-Retirement Obligations	17,849	38,335	51,693	0	107,877
Other Liabilities	4,003	8,549	7,141	0	19,693
Amounts Due To (From) Subsidiaries	0	0	444,820	(444,820)	0
Shareholders’ Equity	1,573,918	1,833,256	1,454,510	(3,287,766)	1,573,918

Total Liabilities and Shareholders’ Equity	$2,433,394	$2,027,474	$2,650,304	$(3,732,586)	$3,378,586

Condensed Consolidating Statement of Operations for the three month period ended January 28, 2011.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$195,450	$175,560	$(211)	$370,799
Cost of Sales	0	128,513	110,375	(211)	238,677

	0	66,937	65,185	0	132,122
Expenses
Selling, general and administrative	0	31,205	34,887	0	66,092
Research, development and engineering	0	9,635	9,984	0	19,619

Total Expenses	0	40,840	44,871	0	85,711

Operating Earnings from Continuing Operations	0	26,097	20,314	0	46,411
Interest Income	(3,482)	(625)	(5,410)	9,177	(340)
Interest Expense	8,029	4,989	5,296	(9,177)	9,137

Income (Loss) from Continuing Operations Before Taxes	(4,547)	21,733	20,428	0	37,614
Income Tax Expense (Benefit)	(1,073)	3,871	4,856	0	7,654

Income (Loss) from Continuing Operations Including Noncontrolling Interests	(3,474)	17,862	15,572	0	29,960
Loss Attributable to Noncontrolling Interests	0	0	23	0	23

Income (Loss) from Continuing Operations Attributable to Esterline	(3,474)	17,862	15,595	0	29,983
Income from Discontinued Operations Attributable to Esterline, Net of Tax	8	0	0	0	8
Equity in Net Income of Consolidated Subsidiaries	33,457	3,859	1,172	(38,488)	0

Net Income (Loss) Attributable to Esterline	$29,991	$21,721	$16,767	$(38,488)	$29,991

Condensed Consolidating Statement of Cash Flows for the three month period ended January 28, 2011.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$29,991	$21,721	$16,744	$(38,488)	$29,968
Depreciation & amortization	0	8,394	9,366	0	17,760
Deferred income taxes	4,005	22	(2,562)	0	1,465
Share-based compensation	0	921	1,149	0	2,070
Working capital changes, net of effect of acquisitions:
Accounts receivable	(149)	22,200	31,753	0	53,804
Inventories	0	(8,936)	(15,148)	0	(24,084)
Prepaid expenses	(3)	201	(407)	0	(209)
Other current assets	(25)	(213)	527	0	289
Accounts payable	(220)	(1,070)	(6,723)	0	(8,013)
Accrued liabilities	3,276	(4,686)	(13,709)	0	(15,119)
Federal & foreign income taxes	(4,387)	(1,704)	(1,048)	0	(7,139)
Other liabilities	2,352	(200)	(905)	0	1,247
Other, net	1	250	(2,645)	0	(2,394)

	34,841	36,900	16,392	(38,488)	49,645

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(11)	(8,036)	(6,586)	0	(14,633)
Proceeds from sale of capital assets	0	184	211	0	395
Escrow deposit	(14,000)	0	0	0	(14,000)
Acquisitions, net of cash acquired	0	(103,548)	0	0	(103,548)

	(14,011)	(111,400)	(6,375)	0	(131,786)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	6,923	0	0	0	6,923
Excess tax benefits from stock options exercised	953	0	0	0	953
Debt and other issuance costs	(36)	0	0	0	(36)
Repayment of long-term debt	(1,563)	(83)	(62)	0	(1,708)
Proceeds from government assistance	0	0	5,285	0	5,285
Net change in intercompany financing	(121,628)	79,305	3,835	38,488	0

	(115,351)	79,222	9,058	38,488	11,417

Effect of foreign exchange rates on cash and cash equivalents	(2)	(2)	89	0	85

Net increase (decrease) in cash and cash equivalents	(94,523)	4,720	19,164	0	(70,639)
Cash and cash equivalents – beginning of year	205,050	2,317	214,753	0	422,120

Cash and cash equivalents – end of year	$110,527	$7,037	$233,917	$0	$351,481

Item 2.	Management’s Discussion and Analysis of Financial Condition and

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

Net income was $22.8 million, or $0.73 per diluted share, compared with $30.0 million, or $0.97 per diluted share, in the prior-year period.

Total sales increased 27% over the prior-year period to $470.9 million, principally reflecting incremental sales from the Souriau and Eclipse acquisitions. Gross margin declined to 33.6% from 35.6% in the prior-year period due to the purchase accounting requirement to recognize the fair value of the Souriau acquired inventory as expense over the first inventory turn. Research, development and engineering spending increased $6.8 million over the prior-year period to 5.6% of sales. The increase reflected increased spending for avionics systems, incremental spending due to the Souriau acquisition and higher spending for power systems developments. Selling, general and administrative expenses increased $28.6 million over the prior-year period to 20.1% of sales. The increase in selling, general and administrative expenses principally reflected incremental expenses due to the Souriau and Eclipse acquisitions. Net income benefited from a decrease in the income tax rate to 10.1% from 20.3% in the prior-year period, reflecting tax benefits from a change in French tax laws associated with our holding company structure and the financing of the Souriau acquisition.

Operating results for Avionics & Controls and Sensors & Systems segments declined while Advanced Materials improved compared to the prior-year period. The decrease in Avionics & Controls reflected lower sales of avionics systems and higher research, development and engineering expense. The decrease in Sensors & Systems reflected an operating loss at Souriau of $6.0 million principally due to the purchase accounting requirement to recognize the fair value of acquired inventory as expense over the first inventory turn. Advanced Materials earnings benefited from strong sales and earnings from elastomer and insulation materials.

Results of Operations

Three Month Period Ended January 27, 2012, Compared with Three Month Period Ended January 28, 2011

Sales for the first fiscal quarter increased 27.0% when compared with the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.)	Three Months Ended
	from prior year period	January 27, 2012	January 28, 2011

Avionics & Controls	(6.7)%	$179,572	$192,467
Sensors & Systems	122.8%	171,672	77,055
Advanced Materials	18.1%	119,638	101,277

Total Net Sales		$470,882	$370,799

The 6.7% decrease in sales of Avionics & Controls reflected decreased sales volumes of avionics systems of $15 million and communication systems of $2 million, partially offset by increased sales volumes of control systems. The decrease in avionics systems was principally due to lower cockpit integration sales volumes. The decrease in communication systems principally reflected reduced sales of hearing protection headset devices of $8 million, offset by incremental sales from the acquisition of Eclipse on December 30, 2010.

The 122.8% increase in sales of Sensors & Systems principally reflected incremental sales from the Souriau acquisition of $83 million and increased sales volume of advanced sensors of $4 million and power systems of $8 million. The increase in advanced sensors sales mainly reflected higher OEM sales of pressure sensors and strong aftermarket demand. The increase in power systems reflected higher demand for commercial aviation products.

The 18.1% increase in sales of Advanced Materials principally reflected increased sales volumes of engineered materials of $17 million. The increase in engineered materials primarily reflected strong demand for elastomer and insulation materials for commercial aviation products.

Overall, gross margin was 33.6% and 35.6% for the first fiscal quarter of 2012 and 2011, respectively. Gross profit was $158.1 million and $132.1 million for the first fiscal quarter of 2012 and 2011, respectively. Gross profit in the first fiscal quarter of 2012 was impacted by the purchase accounting requirement to recognize the fair value of the Souriau acquired inventory as expense over its first inventory turn.

Avionics & Controls segment gross margin was 38.8% for both the first fiscal quarter of 2012 and 2011. Segment gross profit was $69.7 million compared to $74.6 million in the prior-year period. The decrease in segment gross profit was principally due to lower sales volume on avionics systems reflecting decreased sales volumes of cockpit integrations for military aircraft. The decrease in segment gross profit also reflected lower sales of hearing protection headset devices offset by gross profit from incremental sales from the Eclipse acquisition.

Sensors & Systems segment gross margin was 28.5% and 35.5% for the first fiscal quarter of 2012 and 2011, respectively. Segment gross profit was $48.8 million compared to $27.4 million in the prior-year period. The increase in gross profit mainly reflected incremental gross profit from the Souriau acquisition of $17.2 million, partially offset by a $12.0 million charge due to recording Souriau’s acquired inventory at its fair value. Additionally, the increased segment gross profit reflected strong demand for power systems for commercial aviation applications.

Advanced Materials segment gross margin was 33.0% compared to 29.7% for the prior-year period. Segment gross profit was $39.5 million compared to $30.1 million in the prior-year period. The increase in segment gross profit was principally due to higher sales volumes of elastomer materials and insulation materials primarily for commercial aviation applications.

Selling, general and administrative expenses (which include corporate expenses) totaled $94.7 million, or 20.1% of sales, and $66.1 million, or 17.8% of sales, for the first fiscal quarter of 2012 and 2011, respectively. The increase in selling, general and administrative expense principally reflected an increase of $2.1 million of corporate expense, a $2.5 million increase at our Avionics & Controls segment, a $21.4 million increase at our Sensors & Systems segment and a $2.6 million increase in our Advanced Materials segment. The increase in corporate expense mainly reflected foreign currency exchange losses on intercompany financing of the Souriau acquisition. The increase in selling, general and administrative expense at our Avionics & Controls segment principally reflected expenses from the Eclipse acquisition. The increase at Sensors & Systems was largely due to expenses from the Souriau acquisition. Additionally, Souriau’s selling, general and administrative expenses are higher as a percentage of sales than our other operating units. The increase at Advanced Materials was mainly due to the effects of foreign currency exchange losses on forward contracts and certain monetary assets.

Research, development and engineering spending was $26.4 million, or 5.6% of sales, for the first fiscal quarter of 2012 compared with $19.6 million, or 5.3% of sales, for the first fiscal quarter of 2011. The increase in research, development and engineering spending principally reflects higher spending on avionics systems and power systems of $3 million, and incremental spending as a result of the Souriau acquisition of $3 million. Fiscal 2012 research, development and engineering spending is expected to be approximately 5.5% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first fiscal quarter of 2012 totaled $50.0 million, or 10.6% of sales, compared with $57.2 million, or 15.4% of sales, for the first fiscal quarter in 2011.

Avionics & Controls segment earnings were $20.1 million, or 11.2% of sales, in the first fiscal quarter of 2012 and $31.0 million, or 16.1% of sales, in the first fiscal quarter of 2011, mainly reflecting an $8 million decrease in avionics systems and a $3 million decrease in communication systems. Avionics systems earnings were impacted by decreased gross profit and higher spending on research, development and engineering. Communication systems earnings were mainly impacted by decreased gross profit on lower sales of hearing protection devices, partially offset by incremental earnings from the Eclipse acquisition.

Sensors & Systems segment earnings were $6.8 million, or 4.0% of sales, for the first fiscal quarter of 2012 compared with $11.0 million, or 14.2% of sales, for the first fiscal quarter of 2011, principally reflecting a $6 million loss at Souriau due to the inventory fair value adjustment discussed above. Sensors & Systems also benefited by strong earnings from increased sales of power systems.

Advanced Materials segment earnings were $23.1 million, or 19.3% of sales, for the first fiscal quarter of 2012 compared with $15.3 million, or 15.1% of sales, for the first fiscal quarter of 2011, primarily reflecting increased gross profit on higher sales of elastomer and insulation materials.

Interest expense for the first fiscal quarter of 2012 was $11.5 million compared with $9.1 million for the first fiscal quarter of 2011, reflecting higher borrowings.

The income tax rate was 10.1% compared with 20.3% for the first fiscal quarter of 2012 and 2011, respectively. In the first fiscal quarter of 2012 we recognized $2.3 million of discrete tax benefits due to a change in French tax laws associated with the holding company structure and the financing of the Souriau acquisition. In the first fiscal quarter of 2011, we recognized $1.4 million of discrete tax benefits due to the retroactive extension of the U.S. federal research and experimentation tax credit. The income tax rate differed from the statutory rate in the first fiscal quarter of 2012 and 2011, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $0.8 million of tax benefits associated with research and development tax credits, capital and operating losses that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

We use forward contracts to hedge our foreign currency exchange risk. To the extent that these hedges qualify under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in a currency other than the functional currency of the Company for the first fiscal quarter of 2012 and 2011 are as follows:

(In thousands)

	Three Months Ended
	January 27, 2012	January 28, 2011
Forward foreign currency contracts – gain (loss)	$(3,288)	$86
Forward foreign currency contracts – reclassified from AOCI	(196)	2,668
Embedded derivatives – gain (loss)	(181)	202
Revaluation of monetary assets/liabilities – gain (loss)	3,040	(629)

Total	$(625)	$2,327

New orders for the first fiscal quarter of 2012 were $467.8 million compared with $399.3 million for the same period in 2011. Backlog was $1.2 billion at January 27, 2012, compared to $1.1 billion at January 28, 2011, and $1.3 billion at the end of fiscal 2011.

Liquidity and Capital Resources

Cash and cash equivalents at January 27, 2012, totaled $193.3 million, an increase of $8.3 million from October 28, 2011. Net working capital decreased to $618.0 million at January 27, 2012, from $621.0 million at October 28, 2011. Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $46.6 million and $49.6 million in the first fiscal quarter of 2012 and 2011, respectively. The decrease principally reflected lower cash receipts and higher payments for interest, partially offset by lower payments for inventory and income taxes.

Cash flows used by investing activities were $12.5 million and $131.8 million in the first fiscal quarter of 2012 and 2011, respectively. Cash flows used by investing activities in the first fiscal quarter of 2012 mainly reflected cash paid for capital expenditures. Cash flows used by investing activities in the first fiscal quarter of 2011 primarily reflected cash paid for acquisitions of $103.5 million and capital expenditures of $14.6 million.

Cash flows used by financing activities were $22.1 million in the first fiscal quarter of 2012 and mainly reflected $28.3 million repayment of long-term debt and government assistance payments of $7.9 million. Cash flows provided by financing activities were $11.4 million in the first fiscal quarter of 2011 and primarily reflected cash receipts for issuance of stock of $6.9 million and government assistance payments of $5.3 million.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $65.0 million during fiscal 2012, compared with $49.5 million expended in fiscal 2011.

Total debt at January 27, 2012, was $1.0 billion and consisted of $250.0 million of Senior Notes due in 2020, $179.0 million of Senior Notes due in 2017, $150.0 million (€113.4 million) of the Euro Term Loan, $335 million in borrowings under our secured credit facility, $45.1 million under capital lease obligations, and $45.7 million under our various foreign currency debt agreements and other debt agreements.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through the next twelve months.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 28, 2011, that may cause our or the industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first three months of fiscal 2012. A discussion of our exposure to market risk is provided in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2011.

Item 4.	Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 27, 2012. Based upon that evaluation, they concluded as of January 27, 2012, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of January 27, 2012, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 6.	Exhibits

	10.1	Esterline Technologies Corporation Fiscal Year 2012 Annual Incentive Compensation Plan.

	10.2	Esterline Technologies Corporation Long-Term Incentive Plan.

	10.3	Offer Memo from Esterline Technologies Corporation to Alain Durand dated June 14, 2011.

	11	Schedule setting forth computation of basic and diluted earnings per common share for the three month periods ended January 27, 2012, and January 28, 2011.

	31.1	Certification of Chief Executive Officer.

	31.2	Certification of Chief Financial Officer.

	32.1	Certification (of R. Bradley Lawrence) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: March 2, 2012	By:	/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer,
Corporate Development and Secretary
(Principal Financial Officer)