Form 10-Q
period 2012-04-27
ESTERLINE TECHNOLOGIES CORP
filed 2012-06-01
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 27, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                           to

Commission file number  1-6357

        ESTERLINE TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2595091
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes                                                                      No                     X

As of May 29, 2012, 30,810,727 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.            Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of April 27, 2012 and October 28, 2011

(In thousands, except share amounts)

	April 27, 2012	October 28, 2011
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$191,095	$185,035
Cash in escrow	5,012	5,011
Accounts receivable, net of allowances
of $9,622 and $7,063	361,304	369,826
Inventories
Raw materials and purchased parts	141,058	130,445
Work in process	179,686	187,922
Finished goods	93,111	84,181

	413,855	402,548

Income tax refundable	6,226	2,857
Deferred income tax benefits	49,199	48,251
Prepaid expenses	25,065	19,245
Other current assets	5,128	6,540

Total Current Assets	1,056,884	1,039,313

Property, Plant and Equipment	688,531	669,920
Accumulated depreciation	324,974	301,504

	363,557	368,416

Other Non-Current Assets
Goodwill	1,141,347	1,163,725
Intangibles, net	652,457	693,915
Debt issuance costs, net of accumulated
amortization of $3,638 and $2,700	9,757	10,695
Deferred income tax benefits	83,381	79,605
Other assets	20,175	22,917

	$3,327,558	$3,378,586

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of April 27, 2012 and October 28, 2011

(In thousands, except share amounts)

	April 27, 2012	October 28, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$114,386	$119,888
Accrued liabilities	259,168	270,422
Credit facilities	0	5,000
Current maturities of long-term debt	13,139	11,595
Deferred income tax liabilities	5,095	9,538
Federal and foreign income taxes	11,829	1,918

Total Current Liabilities	403,617	418,361

Long-Term Liabilities
Credit facilities	300,000	360,000
Long-term debt, net of current maturities	660,935	660,028
Deferred income tax liabilities	228,603	238,709
Pension and post-retirement obligations	103,054	107,877
Other liabilities	13,809	19,693

Shareholders’ Equity
Common stock, par value $.20 per share,
authorized 60,000,000 shares, issued and
outstanding 30,694,290 and 30,613,448 shares	6,139	6,123
Additional paid-in capital	561,332	551,703
Retained earnings	1,075,800	1,007,821
Accumulated other comprehensive loss	(35,933)	(2,812)

Total Esterline shareholders’ equity	1,607,338	1,562,835
Noncontrolling interests	10,202	11,083

Total Shareholders’ Equity	1,617,540	1,573,918

	$3,327,558	$3,378,586

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Six Month Periods Ended April 27, 2012 and April 29, 2011

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011

Net Sales	$504,831	$435,277	$975,713	$806,076
Cost of Sales	320,308	274,330	633,109	513,007

	184,523	160,947	342,604	293,069
Expenses
Selling, general & administrative	98,950	72,409	193,647	138,501
Research, development
& engineering	29,545	21,251	55,940	40,870
Gain on settlement of contingency	(11,891)	0	(11,891)	0

Total Expenses	116,604	93,660	237,696	179,371

Operating Earnings from
Continuing Operations	67,919	67,287	104,908	113,698
Interest income	(116)	(430)	(211)	(770)
Interest expense	11,484	8,958	23,012	18,095
Loss on extinguishment of debt	0	831	0	831

Income from Continuing Operations
Before Income Taxes	56,551	57,928	82,107	95,542
Income Tax Expense	11,138	11,848	13,714	19,502

Income from Continuing Operations
Including Noncontrolling Interests	45,413	46,080	68,393	76,040
Income Attributable to
Noncontrolling Interests	(222)	(129)	(414)	(106)

Income from Continuing Operations
Attributable to Esterline	45,191	45,951	67,979	75,934

Loss from Discontinued Operations
Attributable to Esterline, Net of Tax	0	(37)	0	(29)

Net Earnings Attributable to Esterline	$45,191	$45,914	$67,979	$75,905

Earnings Per Share Attributable to Esterline – Basic:
Continuing operations	$1.47	$1.51	$2.22	$2.50
Discontinued operations	.00	.00	.00	.00

Earnings Per Share Attributable to Esterline – Basic	$1.47	$1.51	$2.22	$2.50

Earnings Per Share Attributable to Esterline – Diluted:
Continuing operations	$1.44	$1.47	$2.18	$2.44
Discontinued operations	.00	.00	.00	.00

Earnings Per Share Attributable to Esterline – Diluted	$1.44	$1.47	$2.18	$2.44

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Month Periods Ended April 27, 2012 and April 29, 2011

(Unaudited)

(In thousands)

	Six Months Ended
	April 27, 2012	April 29, 2011

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$68,393	$76,011
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	54,848	37,469
Deferred income taxes	(15,200)	(2,176)
Share-based compensation	5,887	3,847
Gain on settlement of contingency	(11,891)	0
Working capital changes, net of effect of acquisitions
Accounts receivable	1,962	20,705
Inventories	(17,394)	(26,892)
Prepaid expenses	(6,116)	(1,481)
Other current assets	957	(2,154)
Accounts payable	(1,964)	(3,396)
Accrued liabilities	2,935	(14,497)
Federal and foreign income taxes	6,502	(215)
Other liabilities	(5,531)	2,982
Other, net	1,915	(758)

	85,303	89,445

Cash Flows Provided (Used) by Investing Activities Purchases of capital assets	(25,777)	(26,315)
Proceeds from sale of capital assets	155	1,343
Escrow deposit	(1)	(14,000)
Acquisitions, net of cash acquired	0	(103,548)

	(25,623)	(142,520)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Month Periods Ended April 27, 2012 and April 29, 2011

(Unaudited)

(In thousands)

	Six Months Ended
	April 27, 2012	April 29, 2011

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	3,537	9,357
Excess tax benefits from stock options exercised	221	1,406
Debt and other issuance costs	0	(3,504)
Proceeds from long-term credit facilities	0	110,000
Repayment of long-term debt and credit facilities	(68,236)	(120,826)
Proceeds from government assistance	14,048	10,176

	(50,430)	6,609

Effect of Foreign Exchange Rates on Cash	(3,190)	15,860

Net Increase (Decrease) in Cash and Cash Equivalents	6,060	(30,606)

Cash and Cash Equivalents – Beginning of Period	185,035	422,120

Cash and Cash Equivalents – End of Period	$191,095	$391,514

Supplemental Cash Flow Information
Cash paid for interest	$21,867	$17,708
Cash paid for taxes	22,956	20,480

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended April 27, 2012 and April 29, 2011

1.	The consolidated balance sheet as of April 27, 2012, the consolidated statement of operations for the three and six month periods ended April 27, 2012, and April 29, 2011, and the consolidated statement of cash flows for the six month periods ended April 27, 2012, and April 29, 2011, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2011, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America.

4.	In June 2011, the Financial Accounting Standards Board (FASB) amended requirements for the presentation of other comprehensive income (OCI), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment is effective for the Company at the beginning of fiscal year 2013, with early adoption permitted. The adoption of this guidance will not impact the Company’s financial position, results of operations or cash flows and will only impact the presentation of OCI on the financial statements.

5.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options. Common shares issuable from stock options that were excluded from the calculation of diluted earnings per share because they were anti-dilutive were 531,600 and 244,100 in the second fiscal quarter of 2012 and 2011, respectively. Shares used for calculating earnings per share are disclosed in the following table.

(In thousands)	Three Months Ended		Six Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011

Shares Used for Basic Earnings Per Share	30,669	30,496	30,650	30,422
Shares Used for Diluted Earnings Per Share	31,319	31,160	31,238	31,086

6.	The Company’s comprehensive income is as follows:

(In thousands)	Three Months Ended		Six Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011

Net Earnings	$45,191	$45,914	$67,979	$75,905
Change in Fair Value of Derivative
Financial Instruments, Net of Tax (1)	3,735	6,534	385	5,045
Pension and Post-retirement
Obligations, Net of Tax (2)	821	(36)	2,314	692
Foreign Currency Translation
Adjustment	26,189	73,927	(35,820)	73,768

Comprehensive Income	$75,936	$126,339	$34,858	$155,410

(1)

Net of tax expense of $(1,387) and $(2,794) for the second fiscal quarter of 2012 and 2011, respectively. Net of tax benefit (expense) of $92 and $(2,204) for the first six months of fiscal 2012 and 2011, respectively.

(2)

Net of tax expense of $(581) and $(200) for the second fiscal quarter of 2012 and 2011, respectively. Net of tax expense of $(1,412) and $(692) for the first six months of fiscal 2012 and 2011, respectively.

The Company’s accumulated other comprehensive loss is comprised of the following:

(In thousands)	April 27, 2012	October 28, 2011

Net unrealized gain on derivative contracts	$4,407	$4,022
Pension and post-retirement obligations	(73,157)	(75,471)
Currency translation adjustment	32,817	68,637

Total accumulated other comprehensive loss	$(35,933)	$(2,812)

7.	On July 26, 2011, the Company acquired the Souriau Group (Souriau) for approximately $726.7 million, including cash of $17.8 million. Souriau is a leading global supplier of highly engineered connectors for harsh environments serving aerospace, defense & space, power generation, rail, and industrial equipment markets. Souriau is included in the Sensors & Systems segment.

The following summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is preliminary. Differences between the preliminary and final purchase price allocation could be material. We have not completed our analysis estimating the fair value of property, plant and equipment, intangible assets, income tax liabilities and certain contingent liabilities. The estimated fair value adjustment for inventory is $41.7 million, which has been recognized as cost of goods sold over 4.5 months, the estimated inventory turnover. The purchase price includes the value of future development of existing technologies, the introduction of new technologies, and the addition of new customers. These factors resulted in recording goodwill of $352.7 million. The amount allocated to goodwill is not deductible for income tax purposes.

(In thousands)
As of July 26, 2011

Current assets	$228,694
Property, plant and equipment	91,843
Intangible assets subject to amortization
Programs (15 year weighted average useful life)	236,892
Trade name (10 year weighted average useful life)	46,290
Goodwill	352,725
Other assets	553

Total assets acquired	956,997

Current liabilities assumed	111,932
Long-term liabilities assumed	109,991
Noncontrolling interest	8,369

Net assets acquired	$726,705

Pro Forma Financial Information

The following pro forma financial information shows the results of continuing operations for the three and six month periods ended April 29, 2011, as though the acquisition of Souriau had occurred at the beginning of the fiscal year. The pro forma financial information includes, where applicable, adjustments for: (i) the amortization of acquired intangible assets, (ii) additional interest expense on acquisition-related borrowings and (iii) the income tax effect on the pro forma adjustments. The pro forma adjustments related to the acquisition of Souriau are based on a preliminary purchase price allocation. Differences between the preliminary and final purchase price allocation could have an impact on the pro forma financial information presented and such impact could be material. The pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future. Pro forma results are as follows:

(In thousands, except per share amounts)	Three Months Ended April 29, 2011	Six Months Ended April 29, 2011

Pro forma net sales	$516,914	$969,253
Pro forma net income	$50,727	$82,984

Basic earnings per share as reported	$1.51	$2.50
Pro forma basic earnings per share	$1.66	$2.73

Diluted earnings per share as reported	$1.47	$2.44
Pro forma diluted earnings per share	$1.63	$2.67

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

(In thousands)
As of December 30, 2010

Current assets	$31,827
Property, plant and equipment	2,154
Intangible assets subject to amortization
Technology (10 year weighted average useful life)	53,200
Goodwill	67,878

Total assets acquired	155,059

Current liabilities assumed	36,240
Long-term liabilities assumed	8,350

Net assets acquired	$110,469

8.	The income tax rate was 16.7% compared with 20.4% for the first six months of 2012 and 2011, respectively. In the first six months of 2012, the Company recognized a $2.3 million discrete tax benefit due to a change in French tax laws associated with the holding company structure and the financing of the Souriau acquisition. In the first six months of 2011, the Company recognized $3.3 million of discrete tax benefits due to the retroactive extension of the U.S. federal research and experimentation tax credits and the release of a valuation allowance related to a net operating loss of an acquired subsidiary. The fiscal 2012 income tax rate before discrete items is 18.9% compared to 23.9% for fiscal 2011. The decrease in the income tax rate before discrete items was due to the tax benefits associated with the holding company structure of the Souriau acquisition. The income tax rate differed from the statutory rate in the first six months of fiscal of 2012 and 2011, as both years benefited from various tax credits and certain foreign interest expense deductions.

9.	As of April 27, 2012, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the first six months of fiscal 2012 and 2011 was $5.9 million and $3.8 million, respectively. During the first six months of fiscal 2012 and 2011, the Company issued 80,842 and 244,561 shares, respectively, under its employee stock plans.

Employee Stock Purchase Plan (ESPP)

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded under the ESPP.

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 333,400 options and 257,300 options in the six month periods ended April 27, 2012, and April 29, 2011, respectively. The weighted-average grant date fair value of options granted during the six month periods ended April 27, 2012, and April 29, 2011, was $24.13 per share and $31.32 per share, respectively.

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

Six Months Ended
	April 27, 2012	April 29, 2011

Volatility	41.62 – 44.29%	40.80 – 42.78%
Risk-free interest rate	0.91 – 2.11%	2.02 – 3.64%
Expected life (years)	4.5 – 9.5	4.5 – 9.5
Dividends	0	0

Employee Sharesave Scheme

Under the employee sharesave scheme for U.K. employees, participants are allowed the option to purchase shares at a discount of 5% of the market price of the stock as of the beginning of the offering period. The term of these options is three years. The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan. Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 45,063 and 9,956 options in the first six month periods ended April 27, 2012, and April 29, 2011, respectively. The weighted-average grant date fair value of options granted during the six month periods ended April 27, 2012, and April 29, 2011, was $19.85 and $26.14, respectively.

The fair value of the awards under the employee sharesave scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect at the time of grant.

	Six Months Ended
	April 27, 2012	April 29, 2011

Volatility	38.96%	51.10%
Risk-free interest rate	0.38%	0.98%
Expected life (years)	3	3
Dividends	0	0

10.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC Electronics, Inc. (CMC). Components of periodic pension cost consisted of the following:

(In thousands)	Three Months Ended		Six Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Components of Net Periodic Pension Cost
Service cost	$2,424	$2,313	$4,826	$4,594
Interest cost	4,686	4,662	9,332	9,267
Expected return on plan assets	(5,370)	(5,087)	(10,697)	(10,111)
Amortization of prior service cost	11	5	21	10
Amortization of actuarial loss	2,589	2,009	5,164	4,007

Net Periodic Cost	$4,340	$3,902	$8,646	$7,767

The Company’s principal post-retirement plans include non-U.S. plans, which are non-contributory healthcare and life insurance plans. The components of expense of these other retirement benefits consisted of the following:

(In thousands)	Three Months Ended		Six Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Components of Net Periodic
Post-Retirement Plans Cost
Service cost	$105	$140	$207	$275
Interest cost	166	176	329	346
Amortization of actuarial gain	(7)	(4)	(14)	(8)

Net Periodic Cost	$264	$312	$522	$613

11.	In March 2011, the Company entered into a secured credit facility for $460 million made available through a group of banks. The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. The credit facility expires in March 2016. The spread ranges from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At the same time as the Company entered into the $460 million secured credit facility, the Company repaid the U.S. Term Loan for $118.8 million. At April 27, 2012, the Company had $300.0 million outstanding under the secured credit facility at an initial interest rate of LIBOR plus 2.0% or 2.25%.

In July 2011, the Company amended the secured credit facility to provide for a new €125.0 million term loan (Euro Term Loan) to Esterline Technologies Europe Limited. The interest rate spread on the Euro Term Loan will range from Euro LIBOR plus 1.5% to Euro LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At April 27, 2012, the Company had €111.9 million outstanding or $148.3 million under the Euro Term Loan at an interest rate of Euro LIBOR plus 2.0% or 2.37%. The loan amortizes at 1.25% of the outstanding balance quarterly through March 2016, with the remaining balance due in July 2016.

Based on quoted market prices, the approximate fair value of the Company’s $250.0 million 7.0% Senior Notes due August 2020 was approximately $279.4 million and $263.1 million as of April 27, 2012 and October 28, 2011, respectively. The approximate fair value of the Company’s $175.0 million 6.625% Senior Notes due March 2017 was approximately $181.1 million and $175.0 million as of April 27, 2012 and October 28, 2011, respectively. The carrying amounts of the secured credit facility and Euro Term Loan due 2016 approximate fair value. Estimates of fair value for the Senior Notes are based on Level 2 inputs.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at April 27, 2012, and October 28, 2011.

(In thousands)	Level 2
	April 27, 2012	October 28, 2011
Assets:
Derivative contracts designated as hedging instruments	$9,233	$7,553
Derivative contracts not designated as hedging instruments	$1,571	$2,214
Embedded derivatives	$68	$38

Liabilities:
Derivative contracts designated as hedging instruments	$1,713	$1,632
Derivative contracts not designated as hedging instruments	$84	$1,070
Embedded derivatives	$863	$895

(In thousands)	Level 3
	April 27, 2012	October 28, 2011
Liabilities:
Contingent purchase obligation	$8,350	$13,350

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

The Company’s contingent purchase obligation consists of additional consideration in connection with the acquisition of Eclipse. The contingent consideration will be paid to the seller if certain performance objectives are met over the three-year period. The value recorded on the balance sheet was derived from the estimated probability that the performance objectives will be met by the end of the three-year period. The contingent purchase obligation is categorized as Level 3 in the fair value hierarchy.

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of April 27, 2012. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of April 27, 2012, and October 28, 2011, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $362.7 million and $431.2 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In November 2010, the Company entered into an interest rate swap agreement for $100.0 million of the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on $100.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.865% and was 5.331% at April 27, 2012. The fair value of the Company’s interest rate swap was a $1.6 million asset at April 27, 2012, and was estimated by discounting expected cash flows using market interest rates. The Company records interest receivable and interest payable on interest rate swaps on a net basis. In December 2010, the Company entered into an interest rate swap agreement for $75.0 million of the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on $75.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.470% and was 4.936% at April 27, 2012. The fair value of the Company’s interest rate swap was a $1.9 million asset at April 27, 2012, and was estimated by discounting expected cash flows using market interest rates. The Company recognized a net interest receivable of $0.4 million at April 27, 2012.

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

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at April 27, 2012, and October 28, 2011, consisted of:

(In thousands)		Fair Value
	Classification	April 27, 2012	October 28, 2011
Foreign Currency Forward
Exchange Contracts:	Other current assets	$4,808	$7,092
	Other assets	2,508	1,321
	Accrued liabilities	1,766	1,606
	Other liabilities	31	1,096

Embedded Derivative Instruments:	Other current assets	$68	$38
	Accrued liabilities	40	82
	Other liabilities	823	813

Interest Rate Swaps:	Long-term debt, net
	of current maturities	$3,488	$1,354

The effect of derivative instruments on the Consolidated Statement of Operations for the three and six month periods ended April 27, 2012, and April 29, 2011, consisted of:

(In thousands)		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Fair Value Hedges:
Interest rate swap contracts	Interest Expense	$684	$717	$1,251	$1,196
Embedded derivatives	Sales	$249	$(1,350)	$67	$(1,143)

Cash Flow Hedges:
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCI (effective portion)	AOCI	$4,563	$6,263	$(68)	$1,535
Amount of gain (loss) reclassified from AOCI into income	Sales	$560	$3,065	$361	$5,713

Net Investment Hedges:
Euro Term Loan	AOCI	$(400)	$0	$10,347	$0

During the first six months of fiscal 2012 and 2011, the Company recorded a loss of $2.9 million and a gain of $2.8 million, respectively, on foreign currency forward exchange contracts that have not been designated as an accounting hedge. These foreign currency exchange losses are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first six months of fiscal 2012 and 2011. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first six months of fiscal 2012 and 2011.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $2.0 million of net gain into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at April 27, 2012, is 23 months.

14.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended		Six Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Sales
Avionics & Controls	$195,025	$231,532	$374,597	$423,999
Sensors & Systems	184,683	85,181	356,355	162,236
Advanced Materials	125,123	118,564	244,761	219,841

Total Sales	$504,831	$435,277	$975,713	$806,076

Income from Continuing Operations
Avionics & Controls	$18,251	$44,915	$38,314	$75,919
Sensors & Systems	24,710	11,595	31,525	22,566
Advanced Materials	26,160	22,979	49,233	38,247

Segment Earnings	69,121	79,489	119,072	136,732

Corporate expense	(13,093)	(12,202)	(26,055)	(23,034)
Gain on settlement of contingency	11,891	0	11,891	0
Interest income	116	430	211	770
Interest expense	(11,484)	(8,958)	(23,012)	(18,095)
Loss on extinguishment of debt	0	(831)	0	(831)

	$56,551	$57,928	$82,107	$95,542

15.	Prior to the March 2007 acquisition of CMC, CMC was involved in a transaction in which CMC shareholders had a limited amount of time in which to tender their shares in exchange for cash. In May 2008, after the prescribed time period had expired, CAD $11.8 million remained unclaimed. As a result, the paying agent returned the unclaimed amount to CMC in accordance with Canadian law. In December 2008, CMC’s former parent company instituted a legal action against the paying agent, alleging negligence and breached contract terms by returning the funds to CMC. The plaintiff lost at trial and appealed. In the second quarter of fiscal 2012, CMC received notice that the plaintiff abandoned its appeal. In addition, CMC and the paying agent settled all remaining issues. Management concluded that all contingencies relating to this matter were resolved, and accordingly, the Company recorded a gain of approximately CAD $11.8 million or $11.9 million, or $9.5 million after tax, in the second fiscal quarter of 2012.

16.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of April 27, 2012, and October 28, 2011, and for the applicable periods ended April 27, 2012, and April 29, 2011, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the current subsidiary guarantors (Guarantor Subsidiaries) of the secured credit facility, Senior Notes due 2017, and Senior Notes due 2020; and (c) on a combined basis, the subsidiaries that are not guarantors of the secured credit facility, Senior Notes due 2017, and Senior Notes due 2020 (Non-Guarantor Subsidiaries). The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the secured credit facility, the Senior Notes due 2017, and the Senior Notes due 2020.

Condensed Consolidating Balance Sheet as of April 27, 2012.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$10,305	$11,884	$168,906	$0	$191,095
Escrow deposit	5,012	0	0	0	5,012
Accounts receivable, net	208	125,710	235,386	0	361,304
Inventories	0	157,178	256,677	0	413,855
Income tax refundable	0	0	6,226	0	6,226
Deferred income tax benefits	25,348	1,615	22,236	0	49,199
Prepaid expenses	116	6,533	18,416	0	25,065
Other current assets	136	427	4,565	0	5,128

Total Current Assets	41,125	303,347	712,412	0	1,056,884

Property, Plant &
Equipment, Net	2,422	163,274	197,861	0	363,557
Goodwill	0	314,055	827,292	0	1,141,347
Intangibles, Net	0	133,356	519,101	0	652,457
Debt Issuance Costs, Net	8,270	0	1,487	0	9,757
Deferred Income
Tax Benefits	27,974	118	55,289	0	83,381
Other Assets	7,479	1,912	10,784	0	20,175
Amounts Due From (To)
Subsidiaries	0	521,781	0	(521,781)	0
Investment in Subsidiaries	2,409,776	1,131,962	176,085	(3,717,823)	0

Total Assets	$2,497,046	$2,569,805	$2,500,311	$(4,239,604)	$3,327,558

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$1,327	$25,119	$87,940	$0	$114,386
Accrued liabilities	20,777	74,038	164,353	0	259,168
Credit facilities	0	0	0	0	0
Current maturities of long-term debt	0	195	12,944	0	13,139
Deferred income tax liabilities	198	3	4,894	0	5,095
Federal and foreign income taxes	7,225	(26,900)	31,504	0	11,829

Total Current Liabilities	29,527	72,455	301,635	0	403,617

Credit Facilities	300,000	0	0	0	300,000
Long-Term Debt, Net	428,488	44,198	188,249	0	660,935
Deferred Income Tax
Liabilities	32,463	21,936	174,204	0	228,603
Pension and Post-
Retirement Obligations	17,702	35,249	50,103	0	103,054
Other Liabilities	4,233	3,794	5,782	0	13,809
Amounts Due To (From)
Subsidiaries	67,093	0	484,868	(551,961)	0
Shareholders’ Equity	1,617,540	2,392,173	1,295,470	(3,687,643)	1,617,540

Total Liabilities and
Shareholders’ Equity	$2,497,046	$2,569,805	$2,500,311	$(4,239,604)	$3,327,558

Condensed Consolidating Statement of Operations for the three month period ended April 27, 2012.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$229,502	$276,154	$(825)	$504,831
Cost of Sales	0	139,823	181,310	(825)	320,308

	0	89,679	94,844	0	184,523
Expenses
Selling, general
and administrative	0	36,884	62,066	0	98,950
Research, development and engineering	0	13,942	15,603	0	29,545
Gain on settlement of contingency	0	0	(11,891)	0	(11,891)

Total Expenses	0	50,826	65,778	0	116,604

Operating Earnings from Continuing Operations	0	38,853	29,066	0	67,919
Interest Income	(3,508)	(3,684)	(15,907)	22,983	(116)
Interest Expense	8,829	6,637	19,001	(22,983)	11,484
Loss on Extinguishment of Debt	0	0	0	0	0

Income (Loss) from Continuing Operations Before Taxes	(5,321)	35,900	25,972	0	56,551
Income Tax Expense (Benefit)	(1,032)	6,991	5,179	0	11,138

Income (Loss) from Continuing Operations Including Noncontrolling Interests	(4,289)	28,909	20,793	0	45,413
Income Attributable to Noncontrolling Interests	0	0	(222)	0	(222)

Income (Loss) from Continuing Operations Attributable to Esterline	(4,289)	28,909	20,571	0	45,191
Income from Discontinued Operations Attributable to Esterline, Net of Tax	0	0	0	0	0
Equity in Net Income of Consolidated Subsidiaries	49,480	(1,383)	2,800	(50,897)	0

Net Income (Loss) Attributable to Esterline	$45,191	$27,526	$23,371	$(50,897)	$45,191

Condensed Consolidating Statement of Operations for the six month period ended April 27, 2012.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$443,745	$533,397	$(1,429)	$975,713
Cost of Sales	0	275,182	359,356	(1,429)	633,109

	0	168,563	174,041	0	342,604
Expenses
Selling, general and administrative	0	71,777	121,870	0	193,647
Research, development and engineering	0	25,018	30,922	0	55,940
Gain on settlement of contingency	0	0	(11,891)	0	(11,891)

Total Expenses	0	96,795	140,901	0	237,696

Operating Earnings from
Continuing Operations	0	71,768	33,140	0	104,908
Interest Income	(6,985)	(7,378)	(33,398)	47,550	(211)
Interest Expense	17,663	13,217	39,682	(47,550)	23,012
Loss on Extinguishment of Debt	0	0	0	0	0

Income (Loss) from
Continuing Operations
Before Taxes	(10,678)	65,929	26,856	0	82,107
Income Tax Expense
(Benefit)	(2,029)	10,364	5,379	0	13,714

Income (Loss) from
Continuing Operations
Including Noncontrolling
Interests	(8,649)	55,565	21,477	0	68,393
Income Attributable to
Noncontrolling Interests	0	0	(414)	0	(414)

Income (Loss) from
Continuing Operations
Attributable to Esterline	(8,649)	55,565	21,063	0	67,979
Income from Discontinued
Operations Attributable to Esterline, Net of Tax	0	0	0	0	0
Equity in Net Income of
Consolidated Subsidiaries	76,628	8,711	(90)	(85,249)	0

Net Income (Loss)
Attributable to Esterline	$67,979	$64,276	$20,973	$(85,249)	$67,979

Condensed Consolidating Statement of Cash Flows for the six month period ended April 27, 2012.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including
noncontrolling interests	$68,393	$64,276	$20,973	$(85,249)	$68,393
Depreciation & amortization	0	19,390	35,458	0	54,848
Deferred income taxes	(1,428)	(65)	(13,707)	0	(15,200)
Share-based compensation	0	2,436	3,451	0	5,887
Gain on settlement of
contingency	0	0	(11,891)	0	(11,891)
Working capital changes, net
of effect of acquisitions
Accounts receivable	(50)	12,217	(10,205)	0	1,962
Inventories	0	(13,312)	(4,082)	0	(17,394)
Prepaid expenses	(57)	(1,527)	(4,532)	0	(6,116)
Other current assets	4	(83)	1,036	0	957
Accounts payable	515	(1,406)	(1,073)	0	(1,964)
Accrued liabilities	1,590	(5,751)	7,096	0	2,935
Federal & foreign
income taxes	8,144	(1,546)	(96)	0	6,502
Other liabilities	3,862	(7,841)	(1,552)	0	(5,531)
Other, net	(38)	479	1,474	0	1,915

	80,935	67,267	22,350	(85,249)	85,303

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(731)	(13,024)	(12,022)	0	(25,777)
Proceeds from sale
of capital assets	0	83	72	0	155
Escrow deposit	(1)	0	0	0	(1)
Acquisitions, net of
cash acquired	0	0	0	0	0

	(732)	(12,941)	(11,950)	0	(25,623)

(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock
issuance under employee
stock plans	3,537	0	0	0	3,537
Excess tax benefits from
stock options exercised	221	0	0	0	221
Debt and other issuance costs	0	0	0	0	0
Proceeds from long-term
credit facilities	0	0	0	0	0
Repayment of long-term debt
and credit facilities	(60,000)	(206)	(8,030)	0	(68,236)
Proceeds from government
assistance	0	0	14,048	0	14,048
Net change in intercompany
financing	(63,495)	(55,689)	33,935	85,249	0

	(119,737)	(55,895)	39,953	85,249	(50,430)

Effect of foreign exchange
rates on cash	2	3	(3,195)	0	(3,190)

Net increase (decrease) in
cash and cash equivalents	(39,532)	(1,566)	47,158	0	6,060
Cash and cash equivalents
– beginning of year	49,837	13,450	121,748	0	185,035

Cash and cash equivalents
– end of year	$10,305	$11,884	$168,906	$0	$191,095

Condensed Consolidating Balance Sheet as of October 28, 2011.

(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$49,837	$13,450	$121,748	$0	$185,035
Cash in escrow	5,011	0	0	0	5,011
Accounts receivable, net	158	137,927	231,741	0	369,826
Inventories	0	143,866	258,682	0	402,548
Income tax refundable	0	0	2,857	0	2,857
Deferred income tax benefits	25,585	1,574	21,092	0	48,251
Prepaid expenses	59	5,006	14,180	0	19,245
Other current assets	140	344	6,056	0	6,540

Total Current Assets	80,790	302,167	656,356	0	1,039,313

Property, Plant &
Equipment, Net	1,109	161,297	206,010	0	368,416
Goodwill	0	313,788	849,937	0	1,163,725
Intangibles, Net	0	140,590	553,325	0	693,915
Debt Issuance Costs, Net	9,033	0	1,662	0	10,695
Deferred Income Tax
Benefits	27,925	125	51,555	0	79,605
Other Assets	10,307	2,321	10,289	0	22,917
Amounts Due From (To)
Subsidiaries	350,407	482,330	0	(832,737)	0
Investment in Subsidiaries	1,953,823	624,856	321,170	(2,899,849)	0

Total Assets	$2,433,394	$2,027,474	$2,650,304	$(3,732,586)	$3,378,586

(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$812	$26,525	$92,551	$0	$119,888
Accrued liabilities	18,587	79,524	172,311	0	270,422
Credit facilities	0	0	5,000	0	5,000
Current maturities of
long-term debt	0	211	11,384	0	11,595
Deferred income tax
liabilities	238	(1)	9,301	0	9,538
Federal and foreign
income taxes	(1,326)	(25,185)	28,429	0	1,918

Total Current Liabilities	18,311	81,074	318,976	0	418,361

Credit Facilities	360,000	0	0	0	360,000
Long-Term Debt, Net	426,354	44,289	189,385	0	660,028
Deferred Income Tax
Liabilities	32,959	21,971	183,779	0	238,709
Pension and Post-
Retirement Obligations	17,849	38,335	51,693	0	107,877
Other Liabilities	4,003	8,549	7,141	0	19,693
Amounts Due To (From)
Subsidiaries	0	0	444,820	(444,820)	0
Shareholders’ Equity	1,573,918	1,833,256	1,454,510	(3,287,766)	1,573,918

Total Liabilities and
Shareholders’ Equity	$2,433,394	$2,027,474	$2,650,304	$(3,732,586)	$3,378,586

Condensed Consolidating Statement of Operations for the three month period ended April 29, 2011.

(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net Sales	$0	$230,031	$206,023	$(777)	$435,277
Cost of Sales	0	139,992	135,115	(777)	274,330

	0	90,039	70,908	0	160,947
Expenses
Selling, general
and administrative	0	32,901	39,508	0	72,409
Research, development
and engineering	0	8,283	12,968	0	21,251
Gain on settlement of
contingency	0	0	0	0	0

Total Expenses	0	41,184	52,476	0	93,660

Operating Earnings from
Continuing Operations	0	48,855	18,432	0	67,287
Interest Income	(3,540)	(634)	(5,689)	9,433	(430)
Interest Expense	7,691	5,098	5,602	(9,433)	8,958
Loss on Extinguishment
of Debt	831	0	0	0	831

Income (Loss) from
Continuing Operations
Before Taxes	(4,982)	44,391	18,519	0	57,928
Income Tax Expense
(Benefit)	(1,204)	7,124	5,928	0	11,848

Income (Loss) from
Continuing Operations
Including Noncontrolling
Interests	(3,778)	37,267	12,591	0	46,080
Income Attributable to
Noncontrolling Interests	0	0	(129)	0	(129)

Income (Loss) from
Continuing Operations
Attributable to Esterline	(3,778)	37,267	12,462	0	45,951
Loss from Discontinued
Operations Attributable
to Esterline, Net of Tax	(8)	(29)	0	0	(37)
Equity in Net Income of
Consolidated Subsidiaries	49,700	9,003	1,320	(60,023)	0

Net Income (Loss)
Attributable to Esterline	$45,914	$46,241	$13,782	$(60,023)	$45,914

Condensed Consolidating Statement of Operations for the six month period ended April 29, 2011.

(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net Sales	$0	$425,481	$381,583	$(988)	$806,076
Cost of Sales	0	268,505	245,490	(988)	513,007

	0	156,976	136,093	0	293,069
Expenses
Selling, general and administrative	0	64,106	74,395	0	138,501
Research, development and engineering	0	17,918	22,952	0	40,870
Gain on settlement of contingency	0	0	0	0	0

Total Expenses	0	82,024	97,347	0	179,371

Operating Earnings from
Continuing Operations	0	74,952	38,746	0	113,698
Interest Income	(7,022)	(1,259)	(11,099)	18,610	(770)
Interest Expense	15,720	10,087	10,898	(18,610)	18,095
Loss on Extinguishment of Debt	831	0	0	0	831

Income (Loss) from
Continuing Operations
Before Taxes	(9,529)	66,124	38,947	0	95,542
Income Tax Expense
(Benefit)	(2,277)	10,995	10,784	0	19,502

Income (Loss) from
Continuing Operations
Including Noncontrolling
Interests	(7,252)	55,129	28,163	0	76,040
Income Attributable to
Noncontrolling Interests	0	0	(106)	0	(106)

Income (Loss) from
Continuing Operations
Attributable to Esterline	(7,252)	55,129	28,057	0	75,934
Income from Discontinued
Operations Attributable to Esterline, Net of Tax	0	(29)	0	0	(29)
Equity in Net Income of
Consolidated Subsidiaries	83,157	12,862	2,492	(98,511)	0

Net Income (Loss)
Attributable to Esterline	$75,905	$67,962	$30,549	$(98,511)	$75,905

Condensed Consolidating Statement of Cash Flows for the six month period ended April 29, 2011.

(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$76,011	$67,962	$30,549	$(98,511)	$76,011
Depreciation & amortization	0	17,957	19,512	0	37,469
Deferred income taxes	651	577	(3,404)	0	(2,176)
Share-based compensation	0	1,523	2,324	0	3,847
Gain on settlement of contingency	0	0	0	0	0
Working capital changes, net of effect of acquisitions
Accounts receivable	262	(744)	21,187	0	20,705
Inventories	0	(13,787)	(13,105)	0	(26,892)
Prepaid expenses	(72)	(694)	(715)	0	(1,481)
Other current assets	(25)	(266)	(1,863)	0	(2,154)
Accounts payable	1,262	(2,472)	(2,186)	0	(3,396)
Accrued liabilities	5,510	(5,398)	(14,609)	0	(14,497)
Federal & foreign income taxes	4,181	(3,767)	(629)	0	(215)
Other liabilities	4,266	(1,989)	705	0	2,982
Other, net	794	1,416	(2,968)	0	(758)

	92,840	60,318	34,798	(98,511)	89,445

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(15)	(12,350)	(13,950)	0	(26,315)
Proceeds from sale of capital assets	0	179	1,164	0	1,343
Escrow deposit	(14,000)	0	0	0	(14,000)
Acquisitions, net of cash acquired	0	(103,548)	0	0	(103,548)

	(14,015)	(115,719)	(12,786)	0	(142,520)

(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	9,357	0	0	0	9,357
Excess tax benefits from stock options exercised	1,406	0	0	0	1,406
Debt and other issuance costs	(3,504)	0	0	0	(3,504)
Proceeds from long-term credit facilities	110,000	0	0	0	110,000
Repayment of long-term debt and credit facilities	(126,814)	(166)	6,154	0	(120,826)
Proceeds from government assistance	0	0	10,176	0	10,176
Net change in intercompany financing	(173,897)	61,299	14,087	98,511	0

	(183,452)	61,133	30,417	98,511	6,609

Effect of foreign exchange rates on cash	(1)	(5)	15,866	0	15,860

Net increase (decrease) in cash and cash equivalents	(104,628)	5,727	68,295	0	(30,606)
Cash and cash equivalents
– beginning of year	205,050	2,317	214,753	0	422,120

Cash and cash equivalents
– end of year	$100,422	$8,044	$283,048	$0	$391,514

Item 2.	Management’s Discussion and Analysis of Financial Condition and

Results of Operations

Overview

We operate our businesses in three segments: Avionics & Controls, Sensors & Systems and Advanced Materials.

The Avionics & Controls segment includes avionics systems, control systems, interface technologies and communication systems capabilities. Avionics systems designs and develops cockpit systems integration and avionics solutions for commercial and military applications. Control systems designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles. Interface technologies manufactures and develops custom control panels, input systems for medical, industrial, military and casino gaming industries. Communication systems designs and manufactures military audio and data products for severe battlefield environments, as well as communication control systems to enhance security and aural clarity in military applications. In addition, communication systems designs and manufactures embedded communication intercept receivers for signal intelligence applications.

The Sensors & Systems segment includes power systems, connection technologies, and advanced sensors capabilities. Power systems develops and manufactures electrical power switching and other related systems, principally for aerospace and defense customers. Connection technologies develops and manufactures highly engineered connectors for harsh environments and serves the aerospace, defense & space, power generation, rail and industrial equipment markets. Advanced sensors develops and manufactures high precision temperature and pressure sensors for aerospace and defense customers.

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

On July 26, 2011, we acquired the Souriau Group (Souriau). Souriau is a leading global supplier of highly engineered connection technologies for harsh environments. Souriau is included in our Sensors & Systems segment.

On December 30, 2010, we acquired Eclipse Electronic Systems, Inc. (Eclipse). Eclipse is a designer and manufacturer of embedded communication intercept receivers for signal intelligence applications. Eclipse is included in our Avionics & Controls segment.

During the second fiscal quarter of 2012, net income was $45.2 million or $1.44 per diluted share compared to $45.9 million or $1.47 per diluted share in the second fiscal quarter of 2011. For the first six months of fiscal 2012, net income was $68.0 million or $2.18 per diluted share compared to $75.9 million or $2.44 per diluted share during the prior-year period. The second fiscal quarter of 2012 benefited from an $11.9 million gain, or $9.5 million after tax, upon settlement of a contingency related to proceeds from a transaction that preceded our acquisition of CMC.

Sales increased 16% to $504.8 million in the second fiscal quarter of 2012, principally reflecting increased Sensors & Systems segment sales, which benefited from incremental sales from the Souriau acquisition and strong Advanced Materials segment sales. These sales increases were partially offset by lower Avionics & Controls segment sales, which declined 15.8% compared to the prior-year period, principally due to lower sales of avionics systems for military aircraft.

Segment earnings weakened in the second fiscal quarter of 2012 compared to the prior-year period as a result of a decline in Avionics & Controls earnings. Segment earnings as a percent of sales were 13.7% in the second fiscal quarter of fiscal 2012 compared to 18.3% in the prior-year period. The decline in segment earnings was due to the decrease in our Avionics & Controls segment, principally reflecting a $2.8 million bad debt expense resulting from the bankruptcy of Hawker Beechcraft, reduced shipments of integrated cockpits for the T-6B military trainer due to the financial difficulties of Hawker Beechcraft, lower demand for cockpit retrofits for military transport, and reduced demand and delayed shipments of hearing protection headsets for defense applications. Additionally, the prior-year period benefited from a retroactive sales price adjustment and recovery of non-recurring engineering totaling $5.5 million. Sensors & Systems segment sales and earnings were strong compared to the prior-year period, principally reflecting incremental sales and operating earnings from the Souriau acquisition and strong sales and earnings of advanced sensors and power systems. Advanced Materials sales and earnings were robust compared to the prior-year period due to strong sales of elastomer and insulation materials for commercial aerospace applications, partially offset by weaker sales and earnings from our combustible ordnance and non-U.S. flare countermeasure operations.

The income tax rate was 19.7% for the second fiscal quarter of 2012 compared to 20.5% for the prior-year period.

Cash flows from operating activities were $85.3 million in the first six months of fiscal 2012 compared to $89.4 million in the prior-year period. We paid down our revolving credit facility and Euro Term Loan by $68.2 million during the first six months of fiscal 2012.

Results of Operations

Three Month Period Ended April 27, 2012, Compared with Three Month Period Ended April 29, 2011

Sales for the second fiscal quarter increased 16.0% over the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.)	Three Months Ended
	from prior	April 27,	April 29,
	year period	2012	2011

Avionics & Controls	(15.8)%	$195,025	$231,532
Sensors & Systems	116.8%	184,683	85,181
Advanced Materials	5.5%	125,123	118,564

Total Net Sales		$504,831	$435,277

The 15.8% decrease in sales of Avionics & Controls mainly reflected decreased sales volumes of avionics systems of $30 million, and control systems, communication systems and interface technologies of $7 million. The decrease in avionics systems was principally due to lower cockpit integration sales volumes for the T-6B military trainer and retrofits of military transport aircraft. On May 3, 2012, Hawker Beechcraft, the manufacturer of the T-6B military trainer, filed for bankruptcy under the Chapter 11 of the U.S. Bankruptcy Code. Subsequent to period-end, we agreed to continue shipments of our integrated cockpits to Hawker Beechcraft in exchange for an agreement by Hawker Beechcraft to pay for shipments made 20 days before the filing of bankruptcy and pay for shipments after the filing for bankruptcy within our normal payment terms. Due to the uncertainty associated with the Hawker Beechcraft bankruptcy filing, we expect that our shipments for the T-6B could be at a lower level during the second half of fiscal 2012. Control systems sales decreased modestly compared to the prior-year period. We expect that T-6B shipments will return to normal in the second half of the fiscal year. Its prior-year sales included a $4.4 million retroactive price settlement due to product scope changes. A modest decrease in communication systems sales reflected a $4 million decrease of hearing protection headsets, partially offset by strong sales of embedded communication intercept receivers for signal intelligence applications. Interface technologies principally reflected lower demand for input systems for casino gaming applications.

The 116.8% increase in sales of Sensors & Systems principally reflected incremental sales from the Souriau acquisition of $87 million and increased sales volume of advanced sensors and power systems of $12 million. Souriau’s sales exceeded our expectations and reflected strong demand from commercial and industrial customers. Approximately one-third of the increase in advanced sensors and power systems sales was due to higher sales of advanced sensors OEM temperature and pressure sensors and strong aftermarket demand. The increase in power systems reflected higher demand for commercial aviation products.

The 5.5% increase in sales of Advanced Materials principally reflected increased sales volumes of engineered materials of $15 million, partially offset by decreased sales volumes of defense technologies. The increase in engineered materials primarily reflected strong demand for elastomer and insulation materials for commercial aviation products. The decrease in defense technologies mainly reflected a $7 million decrease in sales of non-U.S. flare countermeasures. Sales in the second fiscal quarter of 2012 reflected a weaker pound sterling and euro relative to the U.S. dollar compared to the prior-year period. The average exchange rate from the pound sterling to the U.S. dollar decreased from 1.61 in the second fiscal quarter of 2011 to 1.59 in the second fiscal quarter of 2012. The average exchange rate from the euro to the U.S. dollar decreased from 1.40 in the second fiscal quarter of 2011 to 1.33 in the second fiscal quarter of 2012.

Overall, gross margin was 36.6% and 37.0% for the second fiscal quarter of 2012 and 2011, respectively. Gross profit was $184.5 million and $160.9 million for the second fiscal quarter of 2012 and 2011, respectively.

Avionics & Controls segment gross margin was 37.8% and 39.6% for the second fiscal quarter of 2012 and 2011, respectively. Segment gross profit was $73.7 million compared to $91.6 million in the prior-year period. About 85% of the net decrease in gross profit was due to decreased sales volumes of cockpit integrations for military aircraft. About 15% of the net decrease in gross profit was principally due to lower gross profit of control systems and interface technologies, which decreased about equally. The decrease in control systems was mainly due to the prior-year $4.4 million retroactive price settlement noted above and lower gross margin in the second fiscal quarter of 2012. The decrease in interface technologies gross profit was due to lower sales volumes and gross profit on input devices for casino gaming applications.

Avionics & Controls segment gross profit in the second fiscal quarter of 2012 was less than our expectations due to lower shipments for the T-6B military trainer resulting in $2 million of decreased gross profit. T-6B shipments were constrained due to the financial difficulties of Hawker Beechcraft. Communication systems gross profit was $3 million less than our expectations due to reduced demand and delayed orders for hearing protection devices.

Sensors & Systems segment gross margin was 37.3% and 34.7% for the second fiscal quarter of 2012 and 2011, respectively. Segment gross profit was $68.9 million compared to $29.5 million in the prior-year period. The increase in gross profit mainly reflected incremental gross profit from the Souriau acquisition of $33 million. Additionally, the increased segment gross profit reflected strong demand for advanced sensors and power systems.

Advanced Materials segment gross margin was 33.6% compared to 33.5% for the prior-year period. Segment gross profit was $42.0 million compared to $39.8 million in the prior-year period. The increase in segment gross profit was principally due to higher sales volumes of elastomer materials and insulation materials primarily for commercial aviation applications, partially offset by decreased gross profit for defense technologies due to lower demand for combustible ordnance and U.K. manufactured flare countermeasures due to delayed orders.

Selling, general and administrative expenses (which include corporate expenses) totaled $99.0 million, or 19.6% of sales, and $72.4 million, or 16.6% of sales, for the second fiscal quarter of 2012 and 2011, respectively. The increase in selling, general and administrative expense principally reflected incremental selling, general and administrative expenses from the Souriau acquisition.

Research, development and engineering spending was $29.5 million, or 5.9% of sales, for the second fiscal quarter of 2012 compared with $21.3 million, or 4.9% of sales, for the second fiscal quarter of 2011. The increase in research, development and engineering spending principally reflects higher spending on control systems and communication systems of $5 million, and incremental spending as a result of the Souriau acquisition of $3 million. Fiscal 2012 research, development and engineering spending is expected to be approximately 5.5% to 6.0% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the second fiscal quarter of 2012 totaled $69.1 million, or 13.7% of sales, compared with $79.5 million, or 18.3% of sales, for the second fiscal quarter in 2011.

Avionics & Controls segment earnings were $18.3 million, or 9.4% of sales, in the second fiscal quarter of 2012 and $44.9 million, or 19.4% of sales, in the second fiscal quarter of 2011, mainly reflecting a $16 million decrease in avionics systems and an $8 million decrease in control systems. Avionics systems earnings were impacted by decreased gross profit and a $2.3 million bad debt expense related to the Hawker Beechcraft bankruptcy filing. Control systems earnings were impacted by decreased gross profit and $4 million in increased research, development and engineering expense, and $0.5 million in bad debt expense related to the Hawker Beechcraft bankruptcy filing. The prior-year period benefited from a $1.1 million recovery of non-recurring engineering upon settlement with the customer. Segment earnings were also impacted by decreased gross profit on lower sales of hearing protection devices and generally higher research, development and engineering expense.

Sensors & Systems segment earnings were $24.7 million, or 13.4% of sales, for the second fiscal quarter of 2012 compared with $11.6 million, or 13.6% of sales, for the second fiscal quarter of 2011, principally reflecting $10 million in incremental earnings from the Souriau acquisition in July 2011. Souriau’s earnings exceeded our expectations and reflected strong sales and earnings from commercial aviation and industrial operations.

Advanced Materials segment earnings were $26.1 million, or 20.9% of sales, for the second fiscal quarter of 2012 compared with $23.0 million, or 19.4% of sales, for the second fiscal quarter of 2011, primarily reflecting a $6 million increase in engineered materials, partially offset by a decrease in defense technologies. The increase in engineered materials was due to increased gross profit on higher sales of elastomer and insulation material. The decrease in defense technologies reflected lower gross profit from sales of combustible ordnance and U.K. manufactured countermeasures.

Prior to our March 2007 acquisition of CMC, CMC was involved in a transaction in which CMC shareholders had a limited amount of time in which to tender their shares in exchange for cash. In May 2008, after the prescribed time period had expired, CAD $11.8 million remained unclaimed. As a result, the paying agent returned the unclaimed amount to CMC in accordance with Canadian law. In December 2008, CMC’s former parent company instituted a legal action against the paying agent, alleging negligence and breached contract terms by returning the funds to CMC. The plaintiff lost at trial and appealed. In the second quarter of fiscal 2012, CMC received notice that the plaintiff abandoned its appeal. In addition, CMC and the paying agent settled all remaining issues. Management concluded that all contingencies relating to this matter were resolved, and accordingly, the Company recorded a gain of approximately CAD $11.8 million or $11.9 million, or $9.5 million after tax, in the second fiscal quarter of 2012.

Interest expense for the second fiscal quarter of 2012 was $11.5 million compared with $9.0 million for the second fiscal quarter of 2011, reflecting higher borrowings as a result of the Souriau acquisition.

The income tax rate was 19.7% compared with 20.5% for the second fiscal quarter of 2012 and 2011, respectively. In the second fiscal quarter of 2012, we recognized $0.3 million of discrete tax expense associated with the accrual of interest on tax reserves. In the second fiscal quarter of 2011, we recognized $1.9 million of discrete tax benefits principally due to the release of a valuation allowance related to a net operating loss of an acquired subsidiary. The fiscal 2012 income tax rate before discrete items is 19.3% compared to 23.9% for fiscal 2011. The decrease in the income tax rate before discrete items was due to the tax benefits associated with the holding company structure of the Souriau acquisition. The income tax rate differed from the statutory rate in the second fiscal quarter of 2012 and 2011, as both years benefited from various tax credits and certain foreign interest expense deductions.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

We use forward contracts to hedge our foreign currency exchange risk. To the extent that these contracts qualify as hedges under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in a currency other than the functional currency of the Company for the three month periods ended April 27, 2012, and April 29, 2011, are as follows:

(In thousands)	Three Months Ended
	April 27, 2012	April 29, 2011

Forward foreign currency contracts – gain	$1,055	$2,434
Forward foreign currency contracts – reclassified from AOCI	560	3,065
Embedded derivatives – gain (loss)	249	(1,350)
Revaluation of monetary assets/liabilities – (loss)	(70)	(3,695)

Total	$1,794	$454

Six Month Period Ended April 27, 2012, Compared with Six Month Period Ended April 29, 2011

Sales for the first six months increased 21.0% over the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.)	Six Months Ended
	from prior year period	April 27, 2012	April 29, 2011

Avionics & Controls	(11.7)%	$374,597	$423,999
Sensors & Systems	119.7%	356,355	162,236
Advanced Materials	11.3%	244,761	219,841

Total Net Sales		$975,713	$806,076

The 11.7% decrease in sales of Avionics & Controls reflected decreased sales volumes of avionics systems of $45 million. The $45 million decrease in avionics systems was principally due to lower cockpit integration sales volumes for the T-6B military trainer and retrofits of military transport aircraft. The decrease in segment sales also reflected an $11.0 million decrease in sales of hearing protection headsets due to reduced demand and order delays, which was substantially offset by strong sales of communication intercept receivers for signal intelligence applications. Additionally, interface technologies sales decreased due to lower demand for input systems for casino gaming applications.

The 119.7% increase in sales of Sensors & Systems principally reflected incremental sales from the Souriau acquisition of $170 million and increased sales volume of advanced sensors and power systems of $24 million. About one third of the increase in advanced sensors and power systems sales reflected higher OEM sales of temperature and pressure sensors and strong aftermarket demand. The increase in power systems reflected higher demand for commercial aviation products. Sales in the first six months of fiscal 2012 reflected a weaker euro relative to the U.S. dollar compared to the prior-year period. The average exchange rate from the euro to the U.S. dollar decreased from 1.37 in the first six months of fiscal 2011 to 1.33 in the first half of fiscal 2012.

The 11.3% increase in sales of Advanced Materials principally reflected increased sales volumes of engineered materials of $33 million, partially offset by decreased sales volumes of defense technologies of $9 million. The $33 million increase in engineered materials primarily reflected strong demand for elastomer and insulation materials for commercial aviation products. The $9 million decrease in defense technologies principally reflected a decrease in sales of non-U.S. countermeasure flares due to reduced demand and order delays.

Overall, gross margin as a percentage of sales was 35.1% and 36.4% for the first six months of fiscal 2012 and 2011, respectively. Gross profit was $342.6 million and $293.1 million for the first six months of fiscal of 2012 and 2011, respectively.

Avionics & Controls segment gross margin was 38.3% and 39.2% for the first six months of fiscal 2012 and 2011, respectively. Segment gross profit was $143.4 million compared to $166.2 million in the prior-year period. The decrease in gross profit was mainly due to lower sales volumes of cockpit integrations for the T-6B military trainer and retrofits of military aircraft. A $2 million increase in communication systems gross profit reflected increased gross profit from strong sales of communication intercept receivers for signal intelligence applications, partially offset by a $6 million decrease in gross profit from sales of hearing protection devices.

Sensors & Systems segment gross margin was 33.0% and 35.1% for the first six months of fiscal 2012 and 2011, respectively. Segment gross profit was $117.7 million compared to $56.9 million in the prior-year period. Approximately 5% of the increase in gross profit reflected strong demand for advanced sensors for the aftermarket, as well as increased OEM requirements. Approximately 80% of the increase in gross profit was due to incremental gross profit from the Souriau acquisition. Souriau’s gross profit was impacted by a $12.0 million charge in the first fiscal quarter of 2012 due to recording Souriau’s acquired inventory at its fair value. Approximately 15% of the increase in gross profit reflected higher sales volumes of power systems.

Advanced Materials segment gross margin was 33.3% for the first six months of fiscal 2012 compared to 31.8% for the same period one year ago. Segment gross profit was $81.5 million compared to $69.9 million in the prior-year period. The increase in gross profit was principally due to higher sales of elastomer materials and insulation materials primarily for commercial aviation applications. Gross profit on defense technologies decreased $3 million, principally reflecting decreased gross profit and margin on combustible ordnance due to sales mix as well as lower gross profit on non-U.S. flare countermeasures reflecting decreased demand and delayed shipments.

Selling, general and administrative expenses (which include corporate expenses) totaled $193.6 million, or 19.8% of sales, and $138.5 million, or 17.2% of sales, for the first six months of fiscal 2012 and 2011, respectively. The increase in selling, general and administrative expense principally reflected a $42.9 million increase in selling, general and administrative expense at our Sensors & Systems segment. Corporate expense increased nominally due to a loss on a foreign currency hedge on an intercompany loan. The increase in selling, general and administrative expense at our Sensors & Systems segment mainly reflects incremental selling, general and administrative expense from the Souriau acquisition.

Research, development and engineering spending was $55.9 million, or 5.7% of sales, for the first six months of fiscal 2012 compared with $40.9 million, or 5.1% of sales, for the first six months of fiscal 2011. The increase in research, development and engineering spending principally reflects expense on control systems, communication systems, and incremental expense as a result of the Souriau acquisition of $6 million. Fiscal 2012 research, development and engineering spending is expected to be approximately 5.5% to 6.0% of sales.

Total segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first six months of fiscal 2012 totaled $119.1 million, or 12.2% of sales, compared with $136.7 million, or 17.0% of sales, for the first six months in fiscal 2011.

Avionics & Controls segment earnings were $38.3 million, or 10.2% of sales, in the first six months of fiscal 2012 and $75.9 million, or 17.9% of sales, in the first six months of fiscal 2011, mainly reflecting a $24 million decrease in avionics systems and an $8 million decrease in control systems. Avionics systems earnings were impacted by decreased gross profit and the $2.3 million bad debt expense due to the bankruptcy of Hawker Beechcraft. Control systems earnings were impacted by decreased gross profit, $5 million in increased research, development and engineering expense, and $0.5 million in bad debt expense related to the Hawker Beechcraft bankruptcy filing. The prior-year period benefited from a $1.1 million recovery of non-recurring engineering upon settlement with the customer.

Sensors & Systems segment earnings were $31.5 million, or 8.8% of sales, for the first six months of fiscal 2012 compared with $22.6 million, or 13.9% of sales, for the first six months of fiscal 2011, reflecting $4 million in incremental earnings from the Souriau acquisition, a $2 million increase in advanced sensors and a $3 million increase in power systems. Both advanced sensors and power systems benefited from increased gross profit. Power systems earnings were also impacted by higher non-recurring engineering expenses related to the A400M program.

Advanced Materials segment earnings were $49.2 million, or 20.1% of sales, for the first six months of fiscal 2012 compared with $38.2 million, or 17.4% of sales, for the first six months of fiscal 2011, primarily reflecting increased gross profit on higher sales of elastomer and insulation materials.

Interest expense for the first six months of fiscal 2012 was $23.0 million compared with $18.1 million for the first six months of fiscal 2011, reflecting higher borrowings as a result of the Souriau acquisition.

The income tax rate was 16.7% compared with 20.4% for the first six months of 2012 and 2011, respectively. In the first six months of 2012, we recognized a $2.3 million discrete tax benefit due to a change in French tax laws associated with the holding company structure and the financing of the Souriau acquisition. In the first six months of 2011, we recognized $3.3 million of discrete tax benefits due to the retroactive extension of the U.S. federal research and experimentation tax credits and the release of a valuation allowance related to a net operating loss of an acquired subsidiary. The fiscal 2012 income tax rate before discrete items is 18.9% compared to 23.9% for fiscal 2011. The decrease in the income tax rate before discrete items was due to the tax benefits associated with the holding company structure of the Souriau acquisition. The income tax rate differed from the statutory rate in the first six months of fiscal 2012 and 2011, as both years benefited from various tax credits and certain foreign interest expense deductions.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk. We use forward contracts to hedge our foreign currency exchange risk. To the extent that these contracts qualify as hedges under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in a currency other than the functional currency of the Company for the six month periods ended April 27, 2012, and April 29, 2011, are as follows:

(In thousands)	Six Months Ended
	April 27, 2012	April 29, 2011

Forward foreign currency contracts – gain (loss)	$(2,854)	$2,785
Forward foreign currency contracts – reclassified from AOCI	361	5,713
Embedded derivatives – gain (loss)	67	(1,143)
Revaluation of monetary assets/liabilities – gain (loss)	3,649	(4,534)

Total	$1,223	$2,821

New orders for the first six months of fiscal 2012 were $1.0 billion compared with $862.1 million for the same period in 2011. Backlog was $1.3 billion at April 27, 2012, compared to $1.2 billion at April 29, 2011, and $1.3 billion at October 28, 2011.

Liquidity and Capital Resources

Cash and cash equivalents at April 27, 2012, totaled $191.1 million, an increase of $6.1 million from October 28, 2011. Net working capital increased to $653.3 million at April 27, 2012, from $621.0 million at October 28, 2011. Sources and uses of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $85.3 million and $89.4 million in the first six months of fiscal 2012 and 2011, respectively, reflecting decreased income from continuing operations, decreased cash receipts, and increased payments for income tax and interest, partially offset by decreased payments for inventory.

Cash flows used by investing activities were $25.6 million and $142.5 million in the first six months of fiscal 2012 and 2011, respectively. Cash flows used by investing activities in the first six months of fiscal 2012 primarily reflected cash paid for capital expenditures. Cash flows used by investing activities in the first six months of fiscal 2011 primarily reflected cash paid for acquisitions of $103.5 million and capital expenditures of $26.3 million.

Cash flows used by financing activities were $50.4 million in the first six months of fiscal 2012 and cash flows provided by financing activities were $6.6 million in the first six months of fiscal 2011. Cash flows used by financing activities in the first six months of fiscal 2012 primarily reflected repayment of long-term debt and credit facilities for $68.2 million. Cash flows provided by financing activities in the first six months of fiscal 2011 primarily reflected proceeds from our new credit facility of $110.0 million and repayment of our U.S. Term Loan for $120.3 million.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $65 million during fiscal 2012, compared to $49.5 million expended in fiscal 2011.

Total debt at April 27, 2012, was $974.1 million and consisted of $178.5 million of Senior Notes due in 2017, $250.0 million of Senior Notes due in 2020, $148.3 million (€111.9 million) of the Euro Term Loan, $300.0 million in borrowings under our secured credit facility, $44.2 million under capital lease obligations and $53.1 million under our various foreign currency debt agreements and other debt agreements.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first six months of fiscal 2012. A discussion of our exposure to market risk is provided in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2011.

Item 4.            Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 27, 2012. Based upon that evaluation, they concluded as of April 27, 2012, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of April 27, 2012, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 6.	Exhibits

	11	Schedule setting forth computation of basic and diluted earnings per common share for the three and six month periods ended April 27, 2012, and April 29, 2011.

	31.1	Certification of Chief Executive Officer.

	31.2	Certification of Chief Financial Officer.

	32.1	Certification (of R. Bradley Lawrence) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: June 1, 2012	By:	/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer,
Corporate Development and Secretary
(Principal Financial Officer)