Form 10-Q
period 2012-07-27
ESTERLINE TECHNOLOGIES CORP
filed 2012-08-31
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2012.

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

Registrant’s telephone number, including area code (425) 453-9400

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

Large accelerated filer  ☑        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

                                             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑

As of August 28, 2012, 30,857,658 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of July 27, 2012 and October 28, 2011

(In thousands, except share amounts)

	July 27, 2012	October 28, 2011
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$213,073	$185,035
Cash in escrow	5,014	5,011
Accounts receivable, net of allowances
of $9,397 and $7,063	333,815	369,826
Inventories
Raw materials and purchased parts	145,446	130,445
Work in process	175,504	187,922
Finished goods	89,565	84,181

	410,515	402,548

Income tax refundable	10,409	2,857
Deferred income tax benefits	46,078	48,251
Prepaid expenses	23,872	19,245
Other current assets	2,651	6,540

Total Current Assets	1,045,427	1,039,313

Property, Plant and Equipment	685,259	669,920
Accumulated depreciation	330,208	301,504

	355,051	368,416

Other Non-Current Assets
Goodwill	1,076,874	1,163,725
Intangibles, net	608,416	693,915
Debt issuance costs, net of accumulated
amortization of $4,108 and $2,700	9,294	10,695
Deferred income tax benefits	88,208	79,605
Other assets	18,756	22,917

	$3,202,026	$3,378,586

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of July 27, 2012 and October 28, 2011

(In thousands, except share amounts)

	July 27, 2012	October 28, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$109,936	$119,888
Accrued liabilities	268,889	270,422
Credit facilities	127	5,000
Current maturities of long-term debt	12,521	11,595
Deferred income tax liabilities	3,503	9,538
Federal and foreign income taxes	13,713	1,918

Total Current Liabilities	408,689	418,361

Long-Term Liabilities
Credit facilities	300,000	360,000
Long-term debt, net of current maturities	619,753	660,028
Deferred income tax liabilities	208,702	238,709
Pension and post-retirement obligations	89,770	107,877
Other liabilities	34,180	19,693

Shareholders’ Equity
Common stock, par value $.20 per share,
authorized 60,000,000 shares, issued and outstanding 30,855,583 and 30,613,448 shares	6,171	6,123
Additional paid-in capital	566,893	551,703
Retained earnings	1,058,696	1,007,821
Accumulated other comprehensive loss	(100,496)	(2,812)

Total Esterline shareholders’ equity	1,531,264	1,562,835
Noncontrolling interests	9,668	11,083

Total Shareholders’ Equity	1,540,932	1,573,918

	$3,202,026	$3,378,586

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Nine Month Periods Ended July 27, 2012 and July 29, 2011

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 27, 2012	July 29, 2011	July 27, 2012	July 29, 2011

Net Sales	$485,949	$409,512	$1,461,662	$1,215,588
Cost of Sales	313,853	265,973	946,962	778,980

	172,096	143,539	514,700	436,608
Expenses
Selling, general & administrative	91,869	76,418	285,516	214,919
Research, development
& engineering	27,198	23,075	83,138	63,945
Gain on settlement of contingency	0	0	(11,891)	0
Goodwill impairment	52,169	0	52,169	0
Other income	(1,263)	(6,366)	(1,263)	(6,366)

Total Expenses	169,973	93,127	407,669	272,498

Operating Earnings from
Continuing Operations	2,123	50,412	107,031	164,110
Interest Income	(109)	(658)	(320)	(1,428)
Interest Expense	12,159	10,286	35,171	28,381
Loss on Extinguishment of Debt	0	0	0	831

Income (Loss) from Continuing Operations
Before Income Taxes	(9,927)	40,784	72,180	136,326
Income Tax Expense	6,963	2,821	20,677	22,323

Income (Loss) from Continuing Operations
Including Noncontrolling Interests	(16,890)	37,963	51,503	114,003
Income Attributable to
Noncontrolling Interests	(214)	(222)	(628)	(328)

Income (Loss) from Continuing Operations
Attributable to Esterline	(17,104)	37,741	50,875	113,675
Loss from Discontinued Operations
Attributable to Esterline, Net of Tax	0	(46)	0	(75)

Net Earnings (Loss) Attributable to Esterline	$(17,104)	$37,695	$50,875	$113,600

Earnings (Loss) Per Share Attributable to Esterline – Basic:
Continuing operations	$(.55)	$1.23	$1.66	$3.73
Discontinued operations	.00	.00	.00	.00

Earnings (Loss) Per Share Attributable
to Esterline – Basic	$(.55)	$1.23	$1.66	$3.73

Earnings (Loss) Per Share Attributable to Esterline – Diluted:
Continuing operations	$(.55)	$1.21	$1.63	$3.65
Discontinued operations	.00	.00	.00	.00

Earnings (Loss) Per Share Attributable
to Esterline – Diluted	$(.55)	$1.21	$1.63	$3.65

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Month Periods Ended July 27, 2012 and July 29, 2011

(Unaudited)

(In thousands)

	Nine Months Ended
	July 27, 2012	July 29, 2011

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$51,503	$113,928
Adjustments to reconcile net earnings including
noncontrolling interests to net cash provided
(used) by operating activities:
Depreciation and amortization	79,265	56,738
Deferred income taxes	(19,636)	823
Share-based compensation	7,686	5,781
Gain on settlement of contingency	(11,891)	0
Goodwill impairment	52,169	0
Working capital changes, net of effect of acquisitions
Accounts receivable	20,975	34,625
Inventories	(27,494)	(34,924)
Prepaid expenses	(5,423)	(1,528)
Other current assets	188	(1,565)
Accounts payable	(2,466)	383
Accrued liabilities	16,923	1,773
Federal and foreign income taxes	2,151	3,577
Other liabilities	(15,074)	(20,112)
Other, net	2,371	(1,040)

	151,247	158,459

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(39,456)	(35,227)
Proceeds from sale of capital assets	1,139	913
Escrow deposit	0	(14,000)
Acquisitions, net of cash acquired	0	(811,914)

	(38,317)	(860,228)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Month Periods Ended July 27, 2012 and July 29, 2011

(Unaudited)

(In thousands)

	Nine Months Ended
	July 27, 2012	July 29, 2011

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under
employee stock plans	7,331	13,244
Excess tax benefits from stock options exercised	221	1,830
Dividends paid to noncontrolling interests	0	(238)
Debt and other issuance costs	0	(5,374)
Proceeds from credit facilities	127	395,000
Proceeds from issuance of long-term debt	0	179,975
Repayment of long-term debt and credit facilities	(104,131)	(118,158)
Proceeds from government assistance	17,203	14,950

	(79,249)	481,229

Effect of Foreign Exchange Rates on Cash	(5,643)	6,258

Net Increase (Decrease) in Cash and Cash Equivalents	28,038	(214,282)

Cash and Cash Equivalents – Beginning of Period	185,035	422,120

Cash and Cash Equivalents – End of Period	$213,073	$207,838

Supplemental Cash Flow Information
Cash Paid for Interest	$27,039	$21,722
Cash Paid for Taxes	37,554	25,407

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended July 27, 2012 and July 29, 2011

1.	The consolidated balance sheet as of July 27, 2012, the consolidated statement of operations for the three and nine month periods ended July 27, 2012, and July 29, 2011, and the consolidated statement of cash flows for the nine month periods ended July 27, 2012, and July 29, 2011, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2011, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America.

4.	In June 2011 the Financial Accounting Standards Board (FASB) amended requirements for the presentation of other comprehensive income (OCI), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment is effective for the Company at the beginning of fiscal year 2013, with early adoption permitted. The adoption of this guidance will not impact the Company’s financial position, results of operations or cash flows and will only impact the presentation of OCI on the financial statements.

5.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options. Common shares issuable from stock options excluded from the calculation of diluted earnings per share because they were anti-dilutive were 303,100 in the third fiscal quarter of 2011. Shares used for calculating earnings per share are disclosed in the following table.

(In thousands)	Three Months Ended		Nine Months Ended
	July 27, 2012	July 29, 2011	July 27, 2012	July 29, 2011

Shares Used for Basic Earnings Per Share	30,835	30,579	30,712	30,475
Shares Used for Diluted Earnings Per Share	30,835	31,260	31,266	31,144

6.	The Company’s comprehensive income (loss) is as follows:

(In thousands)	Three Months Ended		Nine Months Ended
	July 27, 2012	July 29, 2011	July 27, 2012	July 29, 2011

Net Earnings (Loss)	$(17,104)	$37,695	$50,875	$113,600
Change in Fair Value of Derivative
Financial Instruments, Net of Tax (1)	(5,343)	(5,370)	(4,958)	(325)
Pension and Post-retirement
Obligations, Net of Tax (2)	1,760	1,248	4,074	1,940
Foreign Currency Translation
Adjustment	(60,938)	(26,247)	(96,800)	47,521

Comprehensive Income (Loss)	$(81,625)	$7,326	$(46,809)	$162,736

(1)

Net of tax benefit of $2,296 and $2,201 for the third fiscal quarter of 2012 and 2011, respectively. Net of tax (expense) benefit of $2,388 and $(4) for the first nine months of fiscal 2012 and 2011, respectively.

(2)

Net of tax expense of $(929) and $(714) for the third fiscal quarter of 2012 and 2011, respectively. Net of tax expense of $(2,341) and $(1,406) for the first nine months of fiscal 2012 and 2011, respectively.

The Company’s accumulated other comprehensive loss is comprised of the following:

(In thousands)	July 27, 2012	October 28, 2011

Net unrealized gain (loss) on derivative contracts	$(936)	$4,022
Pension and post-retirement obligations	(71,397)	(75,471)
Currency translation adjustment	(28,163)	68,637

Total accumulated other comprehensive loss	$(100,496)	$(2,812)

7.	On July 26, 2011, the Company acquired the Souriau Group (Souriau) for approximately $726.7 million, including cash of $17.8 million. Souriau is a leading global supplier of highly engineered connectors for harsh environments serving aerospace, defense & space, power generation, rail, and industrial equipment markets. Souriau is included in the Sensors & Systems segment.

The following summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The fair value adjustment for inventory was $41.7 million, which has been recognized as cost of goods sold over 4.5 months, the estimated inventory turnover. The purchase price includes the value of future development of existing technologies, the introduction of new technologies, and the addition of new customers. These factors resulted in recording goodwill of $376.9 million. The amount allocated to goodwill is not deductible for income tax purposes.

(In thousands)
As of July 26, 2011

Current assets	$228,694
Property, plant and equipment	91,843
Intangible assets subject to amortization
Programs (15 year weighted average useful life)	224,296
Trade name (10 year weighted average useful life)	45,709
Goodwill	376,902
Other assets	6,900

Total assets acquired	974,344

Current liabilities assumed	110,596
Long-term liabilities assumed	128,674
Noncontrolling interest	8,369

Net assets acquired	$726,705

Pro Forma Financial Information

The following pro forma financial information shows the results of continuing operations for the three and nine months ended July 29, 2011, as though the acquisition of Souriau had occurred at the beginning of the fiscal year. The pro forma financial information includes, where applicable, adjustments for: (i) the amortization of acquired intangible assets, (ii) additional interest expense on acquisition-related borrowings and (iii) the income tax effect on the pro forma adjustments. The pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future.

(In thousands, except per share amounts)	Three Months Ended July 29, 2011	Nine Months Ended July 29, 2011

Pro forma net sales	$504,498	$1,473,427
Pro forma net income	$44,498	$128,222

Basic earnings per share as reported	$1.23	$3.73
Pro forma basic earnings per share	$1.46	$4.21

Diluted earnings per share as reported	$1.21	$3.65
Pro forma diluted earnings per share	$1.42	$4.12

On December 30, 2010, the Company acquired Eclipse Electronic Systems, Inc. (Eclipse) for $123.8 million. The purchase price includes cash of $14.0 million in contingent consideration, which was deposited in an escrow account and will be paid to the seller if certain performance objectives are met over the three-year period. The estimated fair value of the contingent consideration was $13.4 million at the date of acquisition. On February 2, 2012, the Company paid the initial $5.0 million of three installments totaling $14.0 million of contingent consideration. As of July 27, 2012, the estimated fair value of the contingent consideration was $8.4 million. Eclipse is a designer and manufacturer of embedded communication intercept receivers for signal intelligence applications. Eclipse is included in the Avionics & Controls segment.

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

(In thousands)
As of December 30, 2010

Current assets	$31,827
Property, plant and equipment	2,154
Intangible assets subject to amortization
Technology (10 year weighted average useful life)	53,200
Goodwill	67,878

Total assets acquired	155,059

Current liabilities assumed	36,240
Long-term liabilities assumed	8,350

Net assets acquired	$110,469

8.	During the third fiscal quarter of 2012, management performed a Step One impairment test for Racal Acoustics, included in the Avionics & Controls segment, upon identification of an indicator of impairment. Racal Acoustics’ third quarter forecast projected an operating loss for fiscal 2012. Additionally, management determined that requirements for hearing protection devices for the U.S. Army would not recover in the five-year planning horizon in light of the cancellation of certain programs that include Racal Acoustics’ products, and the expected decline in demand for Racal Acoustics’ products from the U.S. armed forces, as well as a global slowdown in defense spending. As required under U.S. GAAP, a Step Two impairment test was required because the current fair value of the business using a discounted cash flow and market approach was less than its carrying amount of the business. Under Step Two, the fair value of all of Racal Acoustics’ assets and liabilities were estimated, including tangible assets, existing technology, and trade names, for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill was then compared to the recorded goodwill to determine the amount of the impairment. Assumptions used in measuring the value of these assets and liabilities included the discount rates, royalty rates, and obsolescence rates used in valuing the intangible assets, and pricing of comparable transactions in the market in valuing the tangible assets. The excess of the carrying amount of goodwill over the implied fair value of goodwill resulted in an impairment charge of $52.2 million. There were no impairments on Racal Acoustics’ other long-lived assets subject to amortization at July 27, 2012.

9.	The income tax rate (before the goodwill impairment charge) was 16.6% and 16.4% for the first nine months of fiscal 2012 and 2011, respectively. The income tax rate for the first nine months of fiscal 2012 (after the goodwill impairment charge) was 28.6%. In the first nine months of fiscal 2012, the Company recognized $7.2 million of discrete tax benefits principally related to three items. The first item was a $2.3 million tax benefit due to a change in French tax laws associated with the holding company structure and the financing of the Souriau acquisition. The second item was a $2.9 million reduction of net deferred tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate. The third item was a $1.7 million tax benefit as a result of reconciling the prior year’s income tax return to the U.S. income tax provision.

In the first nine months of fiscal 2011, the Company recognized $11.0 million of discrete tax benefits principally related to three items. The first item was approximately $3.3 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits and the release of a valuation allowance related to a net operating loss of an acquired subsidiary. The second item was approximately $5.6 million of tax benefits associated with net operating losses of an acquired subsidiary as a result of concluding a tax examination. The third item was approximately $3.2 million of net reduction of deferred tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.

The income tax rate differed from the statutory rate in the first nine months of fiscal 2012 and 2011, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $5.6 million of tax benefits associated with research and development tax credits, capital and operating losses that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.

10.	As of July 27, 2012, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the first nine months of fiscal 2012 and 2011 was $7.7 million and $5.8 million, respectively. During the first nine months of fiscal 2012 and 2011, the Company issued 242,135 and 333,128 shares, respectively, under its employee stock plans.

Employee Stock Purchase Plan (ESPP)

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded under the ESPP.

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 343,400 and 316,300 options to purchase shares in the nine month periods ended July 27, 2012, and July 29, 2011, respectively. The weighted-average grant date fair value of options granted during the nine month periods ended July 27, 2012, and July 29, 2011, was $24.33 and $32.58 per share, respectively.

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

Nine Months Ended
	July 27, 2012	July 29, 2011

Volatility	41.62 – 44.29%	40.80 – 42.78%
Risk-free interest rate	0.91 – 2.11%	2.02 – 3.64%
Expected life (years)	4.5 – 9.5	4.5 – 9.5
Dividends	0	0

Employee Sharesave Scheme

The Company offers shares under its employee sharesave scheme for U.K. employees. This plan allows participants the option to purchase shares at a 5% discount of the market price of the stock as of the beginning of the offering period. The term of these options is three years. The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan. Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 45,063 and 9,956 options in the first nine month periods ended July 27, 2012, and July 29, 2011, respectively. The weighted-average grant date fair value of options granted during the nine month periods ended July 27, 2012, and July 29, 2011, were $19.85 and $26.14 per share, respectively.

The fair value of the awards under the employee sharesave scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect at the time of grant.

	Nine Months Ended
	July 27, 2012	July 29, 2011

Volatility	38.96%	51.10%
Risk-free interest rate	0.38%	0.98%
Expected life (years)	3	3
Dividends	0	0

11.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC Electronics, Inc. (CMC). Components of periodic pension cost consisted of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	July 27, 2012	July 29, 2011	July 27, 2012	July 29, 2011
Components of Net Periodic Pension Cost
Service cost	$2,372	$2,359	$7,198	$6,913
Interest cost	4,669	4,705	14,001	13,945
Expected return on plan assets	(5,338)	(5,096)	(16,035)	(15,207)
Amortization of prior service cost	10	4	31	14
Amortization of actuarial loss	2,527	2,091	7,691	6,097

Net Periodic Cost	$4,240	$4,063	$12,886	$11,762

The Company’s principal post-retirement plans include non-U.S. plans, which are non-contributory healthcare and life insurance plans. The components of expense of these other retirement benefits consisted of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	July 27, 2012	July 29, 2011	July 27, 2012	July 29, 2011
Components of Net Periodic
Post-Retirement Plans Cost
Service cost	$102	$141	$309	$416
Interest cost	163	178	492	524
Amortization of actuarial gain	(7)	(4)	(21)	(12)

Net Periodic Cost	$258	$315	$780	$928

12.	In March 2011, the Company entered into a secured credit facility for $460 million made available through a group of banks. The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. The credit facility expires in March 2016. The spread ranges from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At the same time as the Company entered into the $460 million secured credit facility, the Company repaid its U.S. Term Loan for $118.8 million. At July 27, 2012, the Company had $300.0 million outstanding under the secured credit facility at an initial interest rate of LIBOR plus 2.0% or currently 2.25%.

In July 2011, the Company amended the secured credit facility to provide for a €125.0 million term loan (Euro Term Loan) to Esterline Technologies Europe Limited. The interest rate spread on the Euro Term Loan will range from Euro LIBOR plus 1.5% to Euro LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At July 27, 2012, the Company had €83.0 million outstanding or $102.3 million under the Euro Term Loan at an interest rate of Euro LIBOR plus 2.0% or currently 2.33%. The loan amortizes at 1.25% of the outstanding balance quarterly through March 2016, with the remaining balance due in July 2016.

Based on quoted market prices, the fair value of the Company’s $250.0 million 7.0% Senior Notes due August 2020 was $276.6 million and $263.1 million as of July 27, 2012, and October 28, 2011, respectively. The fair value of the Company’s $175.0 million 6.625% Senior Notes due March 2017 was $181.3 million and $175.0 million as of July 27, 2012, and October 28, 2011, respectively. The carrying amounts of the secured credit facility and Euro Term Loan due 2016 approximate fair value. Estimates of fair value for the Senior Notes are based on Level 2 inputs as defined in the fair value hierarchy.

13.	Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value. An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy of fair value measurements is described below:

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at July 27, 2012, and October 28, 2011.

(In thousands)	Level 2
	July 27, 2012	October 28, 2011
Assets:
Derivative contracts designated as hedging instruments	$6,607	$7,553
Derivative contracts not designated as hedging instruments	$350	$2,214
Embedded derivatives	$569	$38
Liabilities:
Derivative contracts designated as hedging instruments	$5,293	$1,632
Derivative contracts not designated as hedging instruments	$2,422	$1,070
Embedded derivatives	$39	$895
(In thousands)	Level 3
	July 27, 2012	October 28, 2011
Liabilities:
Contingent purchase obligation	$8,350	$13,350

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

The Company’s contingent purchase obligation consists of additional consideration in connection with the acquisition of Eclipse. The contingent consideration will be paid to the seller if certain performance objectives are met over the three-year period. The value recorded on the balance sheet was derived from the estimated probability that the performance objectives will be met by the end of the three-year period. The contingent purchase obligation is categorized as Level 3 in the fair value hierarchy. The Company paid $5.0 million of the contingent purchase consideration in the second fiscal quarter of 2012.

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. At July 27, 2012, the Company does not have any hedges with credit-risk-related contingent features or that required the posting of collateral. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At July 27, 2012, and October 28, 2011, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $414.0 million and $431.2 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In November 2010, the Company entered into an interest rate swap agreement for $100.0 million of the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on the $100.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.865% and was 5.312% at July 27, 2012. The fair value of the Company’s interest rate swap was a $2.1 million asset at July 27, 2012, and was estimated by discounting expected cash flows using market interest rates. The Company records interest receivable and interest payable on interest rate swaps on a net basis. In December 2010, the Company entered into an interest rate swap agreement for $75.0 million of the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on the $75.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.47% and was 4.917% at July 27, 2012. The fair value of the Company’s interest rate swap was a $2.1 million asset at July 27, 2012, and was estimated by discounting expected cash flows using market interest rates. The Company recognized a net interest receivable of $1.1 million at July 27, 2012.

Embedded Derivative Instruments

The Company’s embedded derivatives are the result of entering into sales or purchase contracts that are denominated in a currency other than the Company’s functional currency or the supplier’s or customer’s functional currency.

Net Investment Hedge

In July 2011, the Company entered into a Euro Term Loan for €125.0 million under the secured credit facility. The Company designated the Euro Term Loan a hedge of the investment in a certain French business unit. The foreign currency gain or loss that is effective as a hedge is reported as a component of other comprehensive income in shareholders’ equity. To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings. There was no ineffectiveness since inception of the hedge.

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at July 27, 2012, and October 28, 2011, consisted of:

(In thousands)		Fair Value
	Classification	July 27, 2012	October 28, 2011
Foreign currency forward
exchange contracts:	Other current assets	$1,512	$7,092
	Other assets	1,263	1,321
	Accrued liabilities	6,797	1,606
	Other liabilities	918	1,096
Embedded derivative instruments:	Other current assets	$569	$38
	Accrued liabilities	16	82
	Other liabilities	23	813
Interest rate swap:	Long-term debt, net
	of current maturities	$4,182	$1,354

The effect of derivative instruments on the Consolidated Statement of Operations for the three and nine month periods ended July 27, 2012, and July 29, 2011, consisted of:

(In thousands)		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	July 27, 2012	July 29, 2011	July 27, 2012	July 29, 2011
Fair Value Hedges:
Interest rate swap contracts	Interest Expense	$654	$737	$1,905	$1,934
Embedded derivatives	Sales	$1,304	$1,413	$1,046	$533
Cash Flow Hedges:
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCI (effective portion)	AOCI	$(7,434)	$(10,285)	$(7,553)	$(8,652)
Amount of gain (loss) reclassified from AOCI into income	Sales	$(205)	$2,716	$207	$8,331
Net Investment Hedges:
Euro term loan	AOCI	$9,453	$(1,413)	$19,801	$0

During the first nine months of fiscal 2012 and 2011, the Company recorded a loss of $9.2 million and a gain of $3.1 million, respectively, on foreign currency forward exchange contracts that have not been designated as an accounting hedge. These foreign currency exchange gains are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first nine months of fiscal 2012 and 2011. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first nine months of fiscal 2012 and 2011.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $3.6 million of net loss into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at July 27, 2012, is 23 months.

15.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended			Nine Months Ended
	July 27, 2012		July 29, 2011	July 27, 2012	July 29, 2011
Sales
Avionics & Controls	$195,059		$208,021	$569,656	$632,020
Sensors & Systems	171,603		88,605	527,958	250,841
Advanced Materials	119,287		112,886	364,048	332,727

Total Sales	$485,949		$409,512	$1,461,662	$1,215,588

Income (Loss) from Continuing Operations
Avionics & Controls	(25,611	) (1)	28,604	$12,703 (1)	$104,523
Sensors & Systems	18,305		10,764	49,830	33,403
Advanced Materials	17,293		18,797	66,526	57,044

Segment Earnings	9,987		58,165	129,059	194,970
Corporate expense	(9,127)		(14,119)	(35,182)	(37,226)
Gain on settlement of contingency	0		0	11,891	0
Other income	1,263		6,366	1,263	6,366
Interest income	109		658	320	1,428
Interest expense	(12,159)		(10,286)	(35,171)	(28,381)
Loss on extinguishment of debt	0		0	0	(831)

	$(9,927)		$40,784	$72,180	$136,326

(1)	Includes a $52.2 million impairment charge against Racal Acoustics’ goodwill.

16.	Prior to the March 2007 acquisition of CMC, CMC was involved in a transaction in which CMC shareholders had a limited amount of time in which to tender their shares in exchange for cash. In May 2008, after the prescribed time period had expired, CAD $11.8 million remained unclaimed. As a result, the paying agent returned the unclaimed amount to CMC in accordance with Canadian law. In December 2008, CMC’s former parent company instituted a legal action against the paying agent, alleging negligence and breached contract terms by returning the funds to CMC. The plaintiff lost at trial and appealed. In the second quarter of fiscal 2012, CMC received notice that the plaintiff abandoned its appeal. In addition, CMC and the paying agent settled all remaining issues. Management concluded that all contingencies relating to this matter were resolved, and accordingly, the Company recorded a gain of approximately CAD $11.8 million or $11.9 million, or $9.5 million after tax, in the second fiscal quarter of 2012.

17.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of July 27, 2012, and October 28, 2011, and for the applicable periods ended July 27, 2012, and July 29, 2011, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the current subsidiary guarantors (Guarantor Subsidiaries) of the secured credit facility, Senior Notes due 2017, and Senior Notes due 2020; and (c) on a combined basis, the subsidiaries that are not guarantors of the secured credit facility, Senior Notes due 2017, and Senior Notes due 2020 (Non-Guarantor Subsidiaries). The Guarantor Subsidiaries previously guaranteed the Senior Subordinated Notes due 2013 that were repurchased or otherwise redeemed in August 2010. The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the secured credit facility, the Senior Notes due 2017 and the Senior Notes due 2020.

Condensed Consolidating Balance Sheet as of July 27, 2012.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$33,326	$11,010	$168,737	$0	$213,073
Cash in escrow	5,014	0	0	0	5,014
Accounts receivable, net	146	121,839	211,830	0	333,815
Inventories	0	160,973	249,542	0	410,515
Income tax refundable	0	10,409	0	0	10,409
Deferred income tax benefits	23,342	714	22,022	0	46,078
Prepaid expenses	95	5,399	18,378	0	23,872
Other current assets	131	439	2,081	0	2,651

Total Current Assets	62,054	310,783	672,590	0	1,045,427
Property, Plant & Equipment, Net	3,026	162,959	189,066	0	355,051
Goodwill	0	315,127	761,747	0	1,076,874
Intangibles, Net	0	129,742	478,674	0	608,416
Debt Issuance Costs, Net	7,895	0	1,399	0	9,294
Deferred Income Tax Benefits	28,051	(150)	60,307	0	88,208
Other Assets	8,209	1,616	8,931	0	18,756
Amounts Due From (To) Subsidiaries	0	509,512	0	(509,512)	0
Investment in Subsidiaries	2,411,673	1,134,042	248,315	(3,794,030)	0

Total Assets	$2,520,908	$2,563,631	$2,421,029	$(4,303,542)	$3,202,026

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$863	$26,116	$82,957	$0	$109,936
Accrued liabilities	26,557	77,588	164,744	0	268,889
Credit facilities	0	0	127	0	127
Current maturities of long-term debt	0	184	12,337	0	12,521
Deferred income tax liabilities	200	(1)	3,304	0	3,503
Federal and foreign income taxes	9,075	(16,067)	20,705	0	13,713

Total Current Liabilities	36,695	87,820	284,174	0	408,689
Credit Facilities	300,000	0	0	0	300,000
Long-Term Debt, Net	429,182	44,152	146,419	0	619,753
Deferred Income Tax Liabilities	50,056	(8)	158,654	0	208,702
Pension and Post- Retirement Obligations	17,246	25,392	47,132	0	89,770
Other Liabilities	4,655	3,794	25,731	0	34,180
Amounts Due To (From) Subsidiaries	142,142	0	475,782	(617,924)	0
Shareholders’ Equity	1,540,932	2,402,481	1,283,137	(3,685,618)	1,540,932

Total Liabilities and Shareholders’ Equity	$2,520,908	$2,563,631	$2,421,029	$(4,303,542)	$3,202,026

Condensed Consolidating Statement of Operations for the three month period ended July 27, 2012.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$0	$227,022	$260,229	$(1,302)	$485,949
Cost of Sales	0	144,787	170,368	(1,302)	313,853

	0	82,235	89,861	0	172,096
Expenses
Selling, general and administrative	0	35,862	56,007	0	91,869
Research, development and engineering	0	13,062	14,136	0	27,198
Gain on settlement of contingency	0	0	0	0	0
Goodwill impairment	0	0	52,169	0	52,169
Other income	0	0	(1,263)	0	(1,263)

Total Expenses	0	48,924	121,049	0	169,973

Operating Earnings from Continuing Operations	0	33,311	(31,188)	0	2,123
Interest Income	(3,574)	(5,090)	(14,319)	22,874	(109)
Interest Expense	8,648	7,396	18,989	(22,874)	12,159
Loss on Extinguishment of Debt	0	0	0	0	0

Income (Loss) from Continuing Operations Before Taxes	(5,074)	31,005	(35,858)	0	(9,927)
Income Tax Expense (Benefit)	(4,058)	22,476	(11,455)	0	6,963

Income (Loss) from Continuing Operations Including Noncontrolling Interests	(1,016)	8,529	(24,403)	0	(16,890)
Income Attributable to Noncontrolling Interests	0	0	(214)	0	(214)

Income (Loss) from Continuing Operations Attributable to Esterline	(1,016)	8,529	(24,617)	0	(17,104)
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	0	0	0	0	0
Equity in Net Income of Consolidated Subsidiaries	(16,088)	2,080	(50)	14,058	0

Net Earnings (Loss) Attributable to Esterline	$(17,104)	$10,609	$(24,667)	$14,058	$(17,104)

Condensed Consolidating Statement of Operations for the nine month period ended July 27, 2012.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$0	$670,767	$793,626	$(2,731)	$1,461,662
Cost of Sales	0	419,969	529,724	(2,731)	946,962

	0	250,798	263,902	0	514,700
Expenses
Selling, general and administrative	0	107,639	177,877	0	285,516
Research, development and engineering	0	38,080	45,058	0	83,138
Gain on settlement of contingency	0	0	(11,891)	0	(11,891)
Goodwill impairment	0	0	52,169	0	52,169
Other income	0	0	(1,263)	0	(1,263)

Total Expenses	0	145,719	261,950	0	407,669

Operating Earnings from Continuing Operations	0	105,079	1,952	0	107,031
Interest Income	(10,559)	(12,468)	(47,717)	70,424	(320)
Interest Expense	26,311	20,613	58,671	(70,424)	35,171
Loss on Extinguishment of Debt	0	0	0	0	0

Income (Loss) from Continuing Operations Before Taxes	(15,752)	96,934	(9,002)	0	72,180
Income Tax Expense (Benefit)	(6,087)	32,840	(6,076)	0	20,677

Income (Loss) from Continuing Operations Including Noncontrolling Interests	(9,665)	64,094	(2,926)	0	51,503
Income Attributable to Noncontrolling Interests	0	0	(628)	0	(628)

Income (Loss) from Continuing Operations Attributable to Esterline	(9,665)	64,094	(3,554)	0	50,875
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	0	0	0	0	0
Equity in Net Income of Consolidated Subsidiaries	60,540	10,791	(140)	(71,191)	0

Net Earnings (Loss) Attributable to Esterline	$50,875	$74,885	$(3,694)	$(71,191)	$50,875

Condensed Consolidating Statement of Cash Flows for the nine month period ended July 27, 2012.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$51,503	$74,885	$(3,694)	$(71,191)	$51,503
Depreciation & amortization	0	28,556	50,709	0	79,265
Deferred income taxes	19,199	(20,844)	(17,991)	0	(19,636)
Share-based compensation	0	3,344	4,342	0	7,686
Gain on settlement of contingency	0	0	(11,891)	0	(11,891)
Goodwill impairment	0	0	52,169	0	52,169
Working capital changes, net of effect of acquisitions Accounts receivable	12	16,088	4,875	0	20,975
Inventories	0	(17,107)	(10,387)	0	(27,494)
Prepaid expenses	(36)	(393)	(4,994)	0	(5,423)
Other current assets	9	(95)	274	0	188
Accounts payable	51	(409)	(2,108)	0	(2,466)
Accrued liabilities	7,489	(2,201)	11,635	0	16,923
Federal & foreign income taxes	8,148	(1,745)	(4,252)	0	2,151
Other liabilities	5,718	(17,698)	(3,094)	0	(15,074)
Other, net	(83)	494	1,960	0	2,371

	91,010	62,875	67,553	(71,191)	151,247
Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(1,466)	(18,728)	(19,262)	0	(39,456)
Proceeds from sale of capital assets	0	464	675	0	1,139
Escrow deposit	0	0	0	0	0
Acquisitions, net of cash acquired	0	0	0	0	0

	(1,466)	(18,264)	(18,587)	0	(38,317)

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	7,331	0	0	0	7,331
Excess tax benefits from stock options exercised	221	0	0	0	221
Dividends paid to non- controlling interests	0	0	0	0	0
Debt and other issuance costs	0	0	0	0	0
Proceeds from credit facilities	0	0	127	0	127
Proceeds from issuance of long-term debt	0	0	0	0	0
Repayment of long-term debt and credit facilities	(60,000)	(306)	(43,825)	0	(104,131)
Proceeds from government assistance	0	0	17,203	0	17,203
Net change in intercompany financing	(54,603)	(46,752)	30,164	71,191	0

	(107,051)	(47,058)	3,669	71,191	(79,249)
Effect of foreign exchange rates on cash	(4)	7	(5,646)	0	(5,643)

Net increase (decrease) in cash and cash equivalents	(16,511)	(2,440)	46,989	0	28,038
Cash and cash equivalents – beginning of year	49,837	13,450	121,748	0	185,035

Cash and cash equivalents – end of year	$33,326	$11,010	$168,737	$0	$213,073

Condensed Consolidating Balance Sheet as of October 28, 2011.

(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Current Assets
Cash and cash equivalents	$49,837	$13,450	$121,748	$0	$185,035
Cash in escrow	5,011	0	0	0	5,011
Accounts receivable, net	158	137,927	231,741	0	369,826
Inventories	0	143,866	258,682	0	402,548
Income tax refundable	0	0	2,857	0	2,857
Deferred income tax benefits	25,585	1,574	21,092	0	48,251
Prepaid expenses	59	5,006	14,180	0	19,245
Other current assets	140	344	6,056	0	6,540

Total Current Assets	80,790	302,167	656,356	0	1,039,313

Property, Plant &
Equipment, Net	1,109	161,297	206,010	0	368,416
Goodwill	0	313,788	849,937	0	1,163,725
Intangibles, Net	0	140,590	553,325	0	693,915
Debt Issuance Costs, Net	9,033	0	1,662	0	10,695
Deferred Income Tax
Benefits	27,925	125	51,555	0	79,605
Other Assets	10,307	2,321	10,289	0	22,917
Amounts Due From (To)
Subsidiaries	350,407	482,330	0	(832,737)	0
Investment in Subsidiaries	1,953,823	624,856	321,170	(2,899,849)	0

Total Assets	$2,433,394	$2,027,474	$2,650,304	$(3,732,586)	$3,378,586

(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$812	$26,525	$92,551	$0	$119,888
Accrued liabilities	18,587	79,524	172,311	0	270,422
Credit facilities	0	0	5,000	0	5,000
Current maturities of
long-term debt	0	211	11,384	0	11,595
Deferred income tax
liabilities	238	(1)	9,301	0	9,538
Federal and foreign
income taxes	(1,326)	(25,185)	28,429	0	1,918

Total Current Liabilities	18,311	81,074	318,976	0	418,361

Credit Facilities	360,000	0	0	0	360,000
Long-Term Debt, Net	426,354	44,289	189,385	0	660,028
Deferred Income Tax
Liabilities	32,959	21,971	183,779	0	238,709
Pension and Post-
Retirement Obligations	17,849	38,335	51,693	0	107,877
Other Liabilities	4,003	8,549	7,141	0	19,693
Amounts Due To (From)
Subsidiaries	0	0	444,820	(444,820)	0
Shareholders’ Equity	1,573,918	1,833,256	1,454,510	(3,287,766)	1,573,918

Total Liabilities and
Shareholders’ Equity	$2,433,394	$2,027,474	$2,650,304	$(3,732,586)	$3,378,586

Condensed Consolidating Statement of Operations for the three month period ended July 29, 2011.

(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net Sales	$0	$215,058	$195,162	$(708)	$409,512
Cost of Sales	0	141,994	124,687	(708)	265,973

	0	73,064	70,475	0	143,539
Expenses
Selling, general
and administrative	0	35,803	40,615	0	76,418
Research, development
and engineering	0	8,973	14,102	0	23,075
Gain on settlement of
contingency	0	0	0	0	0
Goodwill impairment	0	0	0	0	0
Other income	0	0	(6,366)	0	(6,366)

Total Expenses	0	44,776	48,351	0	93,127

Operating Earnings from
Continuing Operations	0	28,288	22,124	0	50,412
Interest Income	(3,748)	(794)	(6,908)	10,792	(658)
Interest Expense	8,628	5,326	7,124	(10,792)	10,286
Loss on Extinguishment
of Debt	0	0	0	0	0

Income (Loss) from
Continuing Operations
Before Taxes	(4,880)	23,756	21,908	0	40,784
Income Tax Expense
(Benefit)	(1,250)	1,640	2,431	0	2,821

Income (Loss) from
Continuing Operations
Including Noncontrolling
Interests	(3,630)	22,116	19,477	0	37,963
Income Attributable to
Noncontrolling Interests	0	0	(222)	0	(222)

Income (Loss) from
Continuing Operations
Attributable to Esterline	(3,630)	22,116	19,255	0	37,741
Loss from Discontinued
Operations Attributable
to Esterline, Net of Tax	0	(46)	0	0	(46)
Equity in Net Income of
Consolidated Subsidiaries	41,325	9,492	(1,365)	(49,452)	0

Net Earnings (Loss)
Attributable to Esterline	$37,695	$31,562	$17,890	$(49,452)	$37,695

Condensed Consolidating Statement of Operations for the nine month period ended July 29, 2011.

(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net Sales	$0	$640,539	$576,745	$(1,696)	$1,215,588
Cost of Sales	0	410,499	370,177	(1,696)	778,980

	0	230,040	206,568	0	436,608
Expenses
Selling, general
and administrative	0	99,909	115,010	0	214,919
Research, development
and engineering	0	26,891	37,054	0	63,945
Gain on settlement of
contingency	0	0	0	0	0
Goodwill impairment	0	0	0	0	0
Other income	0	0	(6,366)	0	(6,366)

Total Expenses	0	126,800	145,698	0	272,498

Operating Earnings from
Continuing Operations	0	103,240	60,870	0	164,110
Interest Income	(10,770)	(2,053)	(18,007)	29,402	(1,428)
Interest Expense	24,348	15,413	18,022	(29,402)	28,381
Loss on Extinguishment
of Debt	831	0	0	0	831

Income (Loss) from
Continuing Operations
Before Taxes	(14,409)	89,880	60,855	0	136,326
Income Tax Expense
(Benefit)	(3,527)	12,635	13,215	0	22,323

Income (Loss) from
Continuing Operations
Including Noncontrolling
Interests	(10,882)	77,245	47,640	0	114,003
Income Attributable to
Noncontrolling Interests	0	0	(328)	0	(328)

Income (Loss) from
Continuing Operations
Attributable to Esterline	(10,882)	77,245	47,312	0	113,675
Loss from Discontinued
Operations Attributable
to Esterline, Net of Tax	0	(75)	0	0	(75)
Equity in Net Income of
Consolidated Subsidiaries	124,482	22,354	1,127	(147,963)	0

Net Earnings (Loss)
Attributable to Esterline	$113,600	$99,524	$48,439	$(147,963)	$113,600

Condensed Consolidating Statement of Cash Flows for the nine month period ended July 29, 2011.

(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including
noncontrolling interests	$113,928	$99,524	$48,439	$(147,963)	$113,928
Depreciation & amortization	0	26,389	30,349	0	56,738
Deferred income taxes	8,727	(18)	(7,886)	0	823
Share-based compensation	0	2,643	3,138	0	5,781
Gain on settlement of
contingency	0	0	0	0	0
Goodwill impairment	0	0	0	0	0
Working capital changes, net
of effect of acquisitions
Accounts receivable	262	9,055	25,308	0	34,625
Inventories	0	(16,564)	(18,360)	0	(34,924)
Prepaid expenses	(71)	355	(1,812)	0	(1,528)
Other current assets	(26)	(96)	(1,443)	0	(1,565)
Accounts payable	(95)	833	(355)	0	383
Accrued liabilities	5,399	(318)	(3,308)	0	1,773
Federal & foreign
income taxes	3,477	(4,591)	4,691	0	3,577
Other liabilities	(632)	(17,956)	(1,524)	0	(20,112)
Other, net	1,539	(12,165)	9,586	0	(1,040)

	132,508	87,091	86,823	(147,963)	158,459

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(102)	(17,202)	(17,923)	0	(35,227)
Proceeds from sale
of capital assets	0	262	651	0	913
Escrow deposit	(14,000)	0	0	0	(14,000)
Acquisitions, net of
cash acquired	0	(103,039)	(708,875)	0	(811,914)

	(14,102)	(119,979)	(726,147)	0	(860,228)

(In thousands)
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock
issuance under employee
stock plans	13,244	0	0	0	13,244
Excess tax benefits from
stock options exercised	1,830	0	0	0	1,830
Dividends paid to non-
controlling interests	0	0	(238)	0	(238)
Debt and other issuance costs	(3,616)	0	(1,758)	0	(5,374)
Proceeds from credit facilities	395,000	0	0	0	395,000
Proceeds from issuance of
long-term debt	0	0	179,975	0	179,975
Repayment of long-term debt
and credit facilities	(120,313)	(255)	2,410	0	(118,158)
Proceeds from government
assistance	0	0	14,950	0	14,950
Net change in intercompany
financing	(534,804)	35,232	351,609	147,963	0

	(248,659)	34,977	546,948	147,963	481,229

Effect of foreign exchange
rates on cash	1	(4)	6,261	0	6,258

Net increase (decrease) in
cash and cash equivalents	(130,252)	2,085	(86,115)	0	(214,282)
Cash and cash equivalents
– beginning of year	205,050	2,317	214,753	0	422,120

Cash and cash equivalents
– end of year	$74,798	$4,402	$128,638	$0	$207,838

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the third fiscal quarter of 2012, we recorded a $52.2 million, or $1.69 per diluted share, impairment charge against goodwill of Racal Acoustics, our military headset business, which is included in our Avionics & Controls segment. Including this charge, we incurred a net loss of $17.1 million or $0.55 per diluted share compared to net income of $37.7 million or $1.21 per diluted share during the prior-year period.

Sales increased 18.7% to $485.9 million in the third fiscal quarter of 2012, principally reflecting increased Sensors & Systems segment sales, which benefited from incremental sales from the Souriau acquisition and a 5.7% increase in Advanced Materials segment sales. These sales increases were partially offset by lower Avionics & Controls segment sales, which declined 6.2% compared to the prior-year period, principally due to lower sales of avionics systems for military aircraft.

Segment earnings as a percent of sales were 2.1% in the third fiscal quarter of fiscal 2012 compared to 14.2% in the prior-year period. Excluding the impairment charge, segment earnings as a percentage of sales were 12.8%. Avionics & Controls segment sales and earnings declined principally due to lower sales and earnings of avionics systems. Sensors & Systems segment sales and earnings increased compared to the prior-year period, principally reflecting incremental sales and operating earnings from the Souriau acquisition and strong sales and earnings of power systems, partially offset by lower earnings of advanced sensors. Advanced Materials earnings declined compared to the prior-year period due to lower earnings on sales of engineered materials for military aircraft and commercial aviation and lower sales and earnings of combustible ordnance and non-U.S. countermeasures.

The income tax rate (before the goodwill impairment charge) was 16.5% for the third fiscal quarter of 2012 compared to 6.9% for the prior-year period.

Cash flows from operating activities were $151.2 million in the first nine months of fiscal 2012 compared to $158.5 million in the prior-year period. We paid down our revolving credit facility and Euro Term Loan by $104.1 million during the first nine months of fiscal 2012.

Results of Operations

Three Month Period Ended July 27, 2012, Compared with Three Month Period Ended July 29, 2011

Sales for the third fiscal quarter increased 18.7% over the prior-year period. Sales by segment were as follows:

(In thousands)
	Incr./(Decr.) from prior year period	Three Months Ended
		July 27, 2012	July 29, 2011

Avionics & Controls	(6.2)%	$195,059	$208,021
Sensors & Systems	93.7%	171,603	88,605
Advanced Materials	5.7%	119,287	112,886

Total Net Sales		$485,949	$409,512

The 6.2% decrease in sales of Avionics & Controls mainly reflected decreased sales volumes of avionics systems, reflecting lower sales of cockpit integration for military transport aircraft.

The 93.7% increase in sales of Sensors & Systems principally reflected incremental sales from the Souriau acquisition of $78 million and increased sales of power systems, reflecting higher demand for commercial aviation products. Sales in the third fiscal quarter of 2012 reflected a weaker pound sterling and euro relative to the U.S. dollar compared to the prior-year period. The average exchange rate from the pound sterling to the U.S. dollar decreased from 1.63 in the third fiscal quarter of 2011 to 1.58 in the third fiscal quarter of 2012. The average exchange rate from the euro to the U.S. dollar decreased from 1.44 in the third fiscal quarter of 2011 to 1.26 in the third fiscal quarter of 2012. If Souriau’s sales were translated at 1.44 versus 1.26, Souriau’s incremental sales would have been $89 million in the third quarter of fiscal 2012.

The 5.7% increase in sales of Advanced Materials principally reflected higher sales volumes of engineered materials for commercial aviation applications.

Overall, gross margin as a percentage of sales was 35.4%, compared to 35.1% in the same period a year ago. Gross profit was $172.1 million compared to $143.5 million in the same period a year ago.

Avionics & Controls segment gross margin was 39.0% and 37.4% for the third fiscal quarter of 2012 and 2011, respectively. Segment gross profit was $76.1 million compared to $77.9 million in the prior-year period. A $7 million decrease in gross profit on sales of avionics systems was substantially offset by higher gross profit on sales of control systems, communication systems and interface technologies.

Sensors & Systems segment gross margin was 35.5% and 34.1% for the third fiscal quarter of 2012 and 2011, respectively. Segment gross profit was $60.8 million compared to $30.2 million in the prior-year period. The increase in gross profit mainly reflected incremental gross profit from the Souriau acquisition.

Advanced Materials segment gross margin was 29.5% compared to 31.4% for the prior-year period. Segment gross profit was $35.1 million compared to $35.5 million in the prior-year period. The change in gross margin primarily reflects lower gross profits on decreased sales of elastomer materials for the F-35 fighter aircraft due to the requirement of the prime contractor to rebalance its inventories. Sales and gross profit of air duct assemblies for the A-380 also declined due to the temporary production slowdown of such aircraft.

Selling, general and administrative expenses (which include corporate expenses) totaled $91.9 million, or 18.9% of sales, and $76.4 million, or 18.7% of sales, for the third fiscal quarter of 2012 and 2011, respectively. The increase in selling, general and administrative expense principally reflected incremental selling, general and administrative expenses from the Souriau acquisition of $19 million, partially offset by a $5 million decrease in corporate expense, mainly attributable to acquisition expense incurred in the prior-year period due to the Souriau acquisition.

Research, development and engineering spending was $27.2 million, or 5.6% of sales, for the third fiscal quarter of 2012 compared with $23.1 million, or 5.6% of sales, for the third fiscal quarter of 2011. The increase in research, development and engineering spending principally reflects higher spending on control systems and communication systems of $3.0 million, and incremental spending as a result of the Souriau acquisition of $3 million, partially offset by lower spending for avionics systems. Fiscal 2012 research, development and engineering spending is expected to be approximately 5.5% to 6.0% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the third fiscal quarter of 2012 totaled $10.0 million, or 2.1% of sales, compared with $58.2 million, or 14.2% of sales, for the third fiscal quarter in 2011. The decrease in segment earnings mainly reflects the $52.2 million impairment charge against goodwill of Racal Acoustics. Excluding the impairment charge, segment earnings totaled $62.2 million, or 12.8% of sales, for the third fiscal quarter of 2012. Results of operations for the third fiscal quarter of 2012 did not meet our expectations due to decreased sales and gross profit from lower cockpit integration sales for the T-6B military trainer and retrofits of military transport aircraft, as well as air duct assemblies for the A-380 aircraft and radar absorbing material for the F-35 fighter aircraft. The decrease in sales for the T-6B was due to its manufacturer, Hawker Beechcraft, filing for bankruptcy. The decrease in sales for retrofits of military transport was due to delayed orders, and the decrease in sales for air duct assemblies for the A-380 was due to the temporary production slowdown of such aircraft. The decrease in sales of radar absorbing material for the F-35 fighter aircraft was due to the requirement of the prime contractor to rebalance its inventories.

Avionics & Controls segment losses were $(25.6) million, or (13.1)% of sales, in the third fiscal quarter of 2012 compared to earnings of $28.6 million, or 13.8% of sales, in the third fiscal quarter of 2011, mainly reflecting the $52.2 million impairment charge against goodwill of Racal Acoustics, our military headset business. During the third fiscal quarter of 2012, management performed a Step One impairment test for Racal Acoustics upon identification of an indicator of impairment, since Racal Acoustics’ third quarter forecast projected an operating loss for fiscal 2012. Additionally, management determined that requirements for hearing protection devices for the U.S. Army would not recover in our five-year planning horizon in light of the cancellation of Humvee retrofits, delays in VIS-X and the slowdown in operational tempo of the U.S. armed forces as well as a global slowdown in defense spending. As required under U.S. GAAP, a Step Two impairment test was required because the current fair value of the business using a discounted cash flow and market approach was less than its carrying amount of the business. Under the Step Two impairment test, all assets and liabilities were valued at fair value. The excess of the carrying amount of goodwill over the implied fair value of goodwill resulted in an impairment charge of $52.2 million.

Excluding the impairment charge, Avionics & Controls segment earnings were $26.6 million, or 13.6% of sales, in the third fiscal quarter of 2012 compared to $28.6 million, or 13.8% of sales, in the third fiscal quarter of 2011. The $2.0 million decrease in segment earnings from the prior-year period principally reflected lower sales volumes and earnings of avionics systems for military transport aircraft, partially offset by a $1 million increase in earnings from sales of input systems for casino gaming applications due to improved gross margin.

Sensors & Systems segment earnings were $18.3 million, or 10.7% of sales, for the third fiscal quarter of 2012 compared with $10.8 million, or 12.1% of sales, for the third fiscal quarter of 2011. The increase in segment earnings principally reflected incremental earnings from the Souriau acquisition in July 2011. The decrease in segment earnings as a percent of sales was due to lower operating margins of Souriau compared to our power systems business and reduced earnings of our advanced sensors business due to lower aftermarket sales in North America. Souriau’s earnings met our expectations and reflected solid sales and earnings from commercial aviation operations.

Advanced Materials segment earnings were $17.3 million, or 14.5% of sales, for the third fiscal quarter of 2012 compared with $18.8 million, or 16.7% of sales, for the third fiscal quarter of 2011, primarily reflecting a decrease in engineered materials gross profit on lower sales of elastomer material for the F-35 due to a re-balancing of inventory by Lockheed Martin and lower sales of air duct assemblies for the A-380 due to the temporary production slowdown of such aircraft.

Interest expense for the third fiscal quarter of 2012 was $12.2 million compared with $10.3 million for the third fiscal quarter of 2011, reflecting higher borrowings as a result of the Souriau acquisition.

The income tax rate (before the goodwill impairment charge) was 16.5% compared with 6.9% for the third fiscal quarter of 2012 and 2011, respectively. In the third fiscal quarter of 2012, we recognized $5.3 million of discrete tax benefits principally related to the following items. The first item was a $2.9 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate. The second item was a $1.7 million tax benefit as a result of reconciling the prior year’s U.S. income tax return to the U.S. income tax provision.

In the third fiscal quarter of 2011, we recognized $7.7 million of tax benefits principally related to the following two items. The first item was approximately $5.6 million of tax benefits associated with net operating losses of an acquired subsidiary as a result of concluding a tax examination. The second item was approximately $3.2 million of net reduction of deferred tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.

The income tax rate differed from the statutory rate in the third fiscal quarter of 2012 and 2011, as both quarters benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $5.6 million of tax benefits associated with research and development tax credits, capital and operating losses that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

We use forward contracts to hedge our foreign currency exchange risk. To the extent that these contracts qualify as hedges under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in a currency other than the functional currency of the Company for the three-month period ended July 27, 2012, and July 29, 2011, are as follows:

(In thousands)	Three Months Ended
	July 27, 2012	July 29, 2011

Forward foreign currency contracts – gain (loss)	$(4,037)	$1,028
Forward foreign currency contracts reclassified from AOCI	(205)	2,716
Embedded derivatives – gain	1,304	1,443
Revaluation of monetary assets/liabilities – gain	1,507	5,464

Total	$(1,431)	$10,651

Nine Month Period Ended July 27, 2012, Compared with Nine Month Period Ended July 29, 2011

Sales for the first nine months increased 20.2% over the prior-year period, principally reflecting the Souriau acquisition in July 2011. Sales by segment were as follows:

(In thousands)
	Incr./(Decr.) from prior year period	Nine Months Ended
		July 27, 2012	July 29, 2011

Avionics & Controls	(9.9)%	$569,656	$632,020
Sensors & Systems	110.5%	527,958	250,841
Advanced Materials	9.4%	364,048	332,727

Total Net Sales		$1,461,662	$1,215,588

The 9.9% decrease in sales of Avionics & Controls reflected decreased sales volumes of avionics systems of $59 million. The $59 million decrease in avionics systems was principally due to lower cockpit integration sales volumes for the T-6B military trainer and retrofits of military transport aircraft. The decrease in sales for the T-6B was due the financial difficulties of Hawker Beechcraft. On May 3, 2012, Hawker Beechcraft, the manufacturer of the T-6B military trainer, filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Management expects that cockpit integration sales for military transport aircraft will resume in fiscal 2013. The decrease in segment sales also reflected a $13 million decrease in sales of hearing protection headsets due to reduced demand and order delays, of which about 50% was offset by strong sales of communication intercept receivers for signal intelligence applications. Additionally, interface technologies sales decreased due to lower demand for input systems for casino gaming applications.

The 110.5% increase in sales of Sensors & Systems principally reflected incremental sales from the Souriau acquisition of $248 million and increased sales volume of advanced sensors and power systems of $29 million. About 70% of the increase in advanced sensors and power systems sales reflected increased sales of power systems due to higher demand for commercial aviation products. The increase in advanced sensors reflected higher OEM sales and strong aftermarket demand in Asia and weaker demand in North America. Sales in the first nine months of fiscal 2012 reflected a weaker euro relative to the U.S. dollar compared to the prior-year period. The average exchange rate from the euro to the U.S. dollar decreased from 1.39 in the first nine months of fiscal 2011 to 1.31 in the first nine months of fiscal 2012.

The 9.4% increase in sales of Advanced Materials principally reflected increased sales volumes of engineered materials of $39 million, partially offset by decreased sales volumes of defense technologies of $9 million. The $39 million increase in engineered materials primarily reflected strong demand for elastomer and insulation materials for commercial aviation products. The $9 million decrease in defense technologies principally reflected a decrease in sales of non-U.S. countermeasure flares due to reduced demand and order delays as well as lower demand for combustible ordnance.

Overall, gross margin as a percentage of sales was 35.2% and 35.9% for the first nine months of fiscal 2012 and 2011, respectively. Gross profit was $514.7 million and $436.6 million for the first nine months of fiscal of 2012 and 2011, respectively.

Avionics & Controls segment gross margin was 38.5% and 38.6% for the first nine months of fiscal 2012 and 2011, respectively. Segment gross profit was $219.5 million compared to $244.1 million in the prior-year period. The decrease in gross profit was mainly due to lower sales volumes of cockpit integrations for the T-6B military trainer and retrofits of military aircraft. A $4 million increase in communication systems gross profit reflected increased gross profit from strong sales of communication intercept receivers for signal intelligence applications, partially offset by a $6 million decrease in gross profit from sales of hearing protection devices.

Sensors & Systems segment gross margin was 33.8% and 34.7% for the first nine months of fiscal 2012 and 2011, respectively. Segment gross profit was $178.5 million compared to $87.1 million in the prior-year period. Approximately 10% of the increase in gross profit reflected strong demand for power systems for commercial aviation applications. Approximately 90% of the increase in gross profit was due to incremental gross profit from the Souriau acquisition. Souriau’s gross profit was impacted by a $12 million charge in the first fiscal quarter of 2012 due to recording Souriau’s acquired inventory at its fair value.

Advanced Materials segment gross margin was 32.0% for the first nine months of fiscal 2012 compared to 31.7% for the same period one year ago. Segment gross profit was $116.6 million compared to $105.4 million in the prior-year period. The increase in gross profit was principally due to higher sales of elastomer materials and insulation materials primarily for commercial aviation applications. Gross profit on defense technologies decreased $3 million, principally reflecting decreased gross profit and margin on combustible ordnance due to sales mix as well as lower gross profit on non-U.S. flare countermeasures reflecting decreased demand and delayed shipments.

Selling, general and administrative expenses (which include corporate expenses) totaled $285.5 million, or 19.5% of sales, and $214.9 million, or 17.7% of sales, for the first nine months of fiscal 2012 and 2011, respectively. The increase in selling, general and administrative expense principally reflected a $61.6 million increase in selling, general and administrative expense at our Sensors & Systems segment due to incremental selling, general and administrative expense from the Souriau acquisition. Selling, general and administrative expense increased $11.1 million at Avionics & Controls and Advanced Materials. This increase reflects a $2.8 million increase in bad debt due to the bankruptcy filing of Hawker Beechcraft, $3.5 million in incremental selling, general and administrative expense from the Eclipse acquisition, and $2.4 million in severance costs.

Research, development and engineering spending was $83.1 million, or 5.7% of sales, for the first nine months of fiscal 2012 compared with $63.9 million, or 5.3% of sales, for the first nine months of fiscal 2011. The increase in research, development and engineering spending principally reflects expense on control systems, communication systems, and incremental expense as a result of the Souriau acquisition of $9 million. Fiscal 2012 research, development and engineering spending is expected to be approximately 5.5% to 6.0% of sales.

Total segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first nine months of fiscal 2012 totaled $129.1 million, or 8.8% of sales, compared with $195.0 million, or 16.0% of sales, for the first nine months in fiscal 2011. The decrease in segment earnings mainly reflects the $52.2 million impairment charge against goodwill of Racal Acoustics. If the impairment charge is excluded, segment earnings totaled $181.2 million or 12.4% of sales for the first nine months of 2012.

Avionics & Controls segment earnings were $12.7 million, or 2.2% of sales, in the first nine months of fiscal 2012 and $104.5 million, or 16.5% of sales, in the first nine months of fiscal 2011. Excluding the $52.2 million impairment charge, segment earnings were $64.9 million, or 11.4% of sales, in the first nine months of fiscal 2012. The decrease in segment earnings from the prior-year period mainly reflects a $27 million decrease in avionics systems earnings and a $9 million decrease in control systems earnings. Avionics systems earnings were impacted by decreased gross profit and a $2.3 million bad debt expense due to the bankruptcy of Hawker Beechcraft. Control systems earnings were impacted by lower gross margin, a $7 million increase in research, development and engineering expense, and $0.5 million in bad debt expense related to the Hawker Beechcraft bankruptcy filing. The prior-year period gross margin benefited from a $4.4 million retroactive price settlement due to product scope changes recognized in the second quarter of fiscal 2011. Additionally, the second fiscal quarter of 2011 benefited from a $1.1 million recovery of non-recurring engineering expense upon settlement with a customer of control systems.

Sensors & Systems segment earnings were $49.8 million, or 9.4% of sales, for the first nine months of fiscal 2012 compared with $33.4 million, or 13.3% of sales, for the first nine months of fiscal 2011, reflecting $12 million in incremental earnings from the Souriau acquisition and a $4 million increase in power systems. Power systems benefited from increased gross profits, partially offset by higher non-recurring engineering expenses principally related to the A400M program. The decrease in segment earnings as a percent of sales reflects the inclusion of Souriau in the segment, which has lower earnings as a percentage of sales than our advanced sensors and power systems businesses, and the $12 million charge in the first fiscal quarter of 2012 due to recording Souriau’s acquired inventory at its fair value.

Advanced Materials segment earnings were $66.5 million, or 18.3% of sales, for the first nine months of fiscal 2012 compared with $57.0 million, or 17.1% of sales, for the first nine months of fiscal 2011, primarily reflecting increased gross profit on higher sales of elastomer and insulation materials, particularly in the first six months of fiscal 2012.

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

Interest expense for the first nine months of fiscal 2012 was $35.2 million compared with $28.4 million for the first nine months of fiscal 2011, reflecting higher borrowings as a result of the Souriau acquisition.

The income tax rate (before the goodwill impairment charge) was 16.6% compared with 16.4% for the first nine months of fiscal 2012 and 2011, respectively. In the first nine months of fiscal 2012, we recognized $7.2 million of discrete tax benefits principally related to three items. The first item was a $2.3 million tax benefit due to a change in French tax laws associated with the holding company structure and the financing of the Souriau acquisition. The second item was a $2.9 million reduction of net deferred tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate. The third item was a $1.7 million tax benefit as a result of reconciling the prior year’s income tax return to the U.S. income tax provision.

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

The income tax rate differed from the statutory rate in the first nine months of fiscal 2012 and 2011, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $5.6 million of tax benefits associated with research and development tax credits, capital and operating losses that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

We use forward contracts to hedge our foreign currency exchange risk. To the extent that these contracts qualify as hedges under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in currency other than the functional currency of the Company for the nine month period ended July 27, 2012, and July 29, 2011, are as follows:

(In thousands)	Nine Months Ended
	July 27, 2012	July 29, 2011

Forward foreign currency contracts – gain (loss)	$(9,202)	$3,116
Forward foreign currency contracts reclassified from AOCI	207	8,331
Embedded derivatives – gain	1,046	491
Revaluation of monetary assets/liabilities – gain	2,141	957

Total	$(5,808)	$12,895

New orders for the first nine months of fiscal 2012 were $1.45 billion compared with $1.38 billion for the same period in 2011. Backlog was $1.24 billion at July 27, 2012, compared with $1.26 billion at the end of the prior-year period and $1.25 billion at the end of fiscal 2011.

Liquidity and Capital Resources

Cash and cash equivalents at July 27, 2012, totaled $213.1 million, an increase of $28.0 million from October 28, 2011. Net working capital increased to $636.7 million at July 27, 2012, from $621.0 million at October 28, 2011. Sources and uses of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $151.2 million and $158.5 million in the first nine months of fiscal 2012 and 2011, respectively, reflecting decreased income from continuing operations, cash collections from customers, and increased payments for income taxes and interest, partially offset by decreased payments for inventory.

Cash flows used by investing activities were $38.3 million and $860.2 million in the first nine months of fiscal 2012 and 2011, respectively. Cash flows used by investing activities in the first nine months of fiscal 2012 primarily reflected cash paid for capital expenditures. Cash flows used by investing activities in the first nine months of fiscal 2011 primarily reflected cash paid for acquisitions of $811.9 million and capital expenditures of $35.2 million.

Cash flows used by financing activities were $79.2 million in the first nine months of fiscal 2012. Cash flows provided by financing activities were $481.2 million in the first nine months of fiscal 2011. Cash flows used by financing activities in the first nine months of fiscal 2012 primarily reflected $104.1 million in cash repayments of long-term debt. Cash flows provided by financing activities in the first nine months of fiscal 2011 primarily reflected a $395.0 million increase in our credit facility, $180.0 million in proceeds for the issuance of long-term debt and $118.2 million in cash repayments of long-term debt.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $65.0 million during fiscal 2012, compared to $49.5 million expended in fiscal 2011.

Total debt at July 27, 2012, was $932.4 million and consisted of $179.2 million of Senior Notes due in 2017, $250.0 million of Senior Notes due in 2020, $102.3 million (€83.0 million) under our Euro Term Loan Facility, $300.0 million under our credit facility, $44.9 million under capital lease obligations and $56.0 million of various foreign currency debt agreements and other debt agreements.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through the next twelve months.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 28, 2011, that may cause our or the industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first nine months of fiscal 2012. A discussion of our exposure to market risk is provided in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2011.

Item 4.	Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 27, 2012. Based upon that evaluation, they concluded as of July 27, 2012, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of July 27, 2012, that our disclosure controls and procedures were also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 6.	Exhibits

11	Schedule setting forth computation of basic and diluted earnings per common share for the three and nine month periods ended July 27, 2012, and July 29, 2011.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of R. Bradley Lawrence) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: August 31, 2012	By:	/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer,
Corporate Development, and Secretary
(Principal Financial Officer)