Form 10-K
period 2012-10-26
ESTERLINE TECHNOLOGIES CORP
filed 2012-12-21
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 26, 2012.

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

Registrant’s telephone number, including area code (425) 453-9400

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock ($.20 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑                    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑                No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑                Accelerated filer  ☐                Non-accelerated filer  ☐                Smaller reporting company  ☐

                                     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐  No    ☑

As of December 18, 2012, 30,880,830 shares of the Registrant’s common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of April 27, 2012, was $2,144,610,042 (based upon the closing sales price of $69.87 per share).

Documents Incorporated by Reference

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended October 26, 2012.

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

General Development of Business

Esterline, a Delaware corporation formed in 1967, is a leading specialized manufacturing company principally serving aerospace and defense customers. We design, manufacture and market highly engineered products and systems for application within the industries we serve.

Our strategy is to maintain a leadership position in niche markets for the development and manufacture of highly engineered products that are essential to our customers. We are concentrating our efforts to expand selectively our capabilities in these markets, to anticipate the global needs of our customers and to respond to such needs with comprehensive solutions. Our current business and strategic growth plan focuses on the continuous development of these products in three key technology segments: Avionics & Controls, Sensors & Systems, and Advanced Materials, including thermally engineered components and specialized high-performance elastomers and other complex materials, principally for aerospace and defense markets. Our products are often mission-critical equipment, which have been designed into particular military and commercial platforms and in certain cases can only be replaced by products of other manufacturers following a formal certification process. As part of our implementation of this growth plan, we focus on, among other things, expansion of our capabilities as a more comprehensive supplier to our customers. Such expansion included the July 26, 2011, acquisition of the Souriau Group (Souriau), which is a leading global supplier of highly engineered connection technologies for harsh environments; the December 30, 2010, acquisition of Eclipse Electronic Systems, Inc. (Eclipse), which develops and manufactures embedded communication intercept receivers for signal intelligence applications; and the October 15, 2010, execution of a license agreement with L-3 Avionics Systems, Inc. for the SmartDeck® integrated cockpit technologies to enhance our integrated cockpit capabilities for both original equipment manufacturer (OEM) and retrofit opportunities. We also divested a non-core business operating as Pressure Systems, Inc. in 2010. These acquisitions and divestitures are described in more detail in the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations contained in Item 7 of this report.

Our products have a long history in the aerospace and defense industry and are found on most military and commercial aircraft, helicopters, and land-based systems. For example, our products are used on the majority of active and in-production U.S. military aircraft and on every Boeing commercial aircraft platform manufactured in the past 75 years. In addition, our products are supplied to Airbus, all of the major regional and business jet manufacturers, and the major aircraft engine manufacturers. We differentiate ourselves through our engineering and manufacturing capabilities and our reputation for safety, quality, on-time delivery, reliability, and innovation – all embodied in the Esterline Performance System, our way of approaching business that helps ensure all employees are focused on continuous improvement. Safety of our operations is a critical factor in our business, and accordingly, we incorporate applicable regulatory guidance in the design of our facilities and the training of our employees using a behavior-based approach that focuses on safety-designed work habits and on-going safety audits. We work closely with OEMs on new, highly engineered product designs which often results in our products being designed into their platforms; this integration often results in sole-source positions for OEM production and aftermarket business. We broadly categorize our commercial and military aerospace aftermarket sales as refitting, repair services, and spare parts. Spare parts alone made up approximately 10% of total sales in fiscal 2012. Refitting and repair services, which represent 5% of total sales, carry higher margins than OEM sales but lower margins than spare parts sales. In many cases, our aftermarket sales span the entire life of an aircraft.

Our sales are diversified across three broad markets: defense, commercial aerospace, and general industrial. For fiscal 2012, approximately 40% of our sales were from the defense market, 40% from the commercial aerospace market, and 20% from the general industrial market.

Financial Information About Industry Segments

A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to our business segments for fiscal years 2012, 2011, and 2010 is reported in Note 17 to the Company’s Consolidated Financial Statements for the fiscal year ended October 26, 2012, and appears in Item 8 of this report.

Narrative Description of Business

Avionics & Controls

Our Avionics & Controls business segment includes avionics systems, control systems, interface technologies and communication systems capabilities. Avionics systems designs and develops cockpit systems integration and avionics subsystems for commercial and military applications. Control systems designs and manufactures technology interface systems for military and commercial aircraft and land-based as well as sea-based military vehicles. Interface technologies manufactures and develops custom control panels and input systems for medical, industrial, military and casino gaming industries. Communication systems designs and manufactures military audio and data products for severe battlefield environments, embedded communication intercept receivers for signal intelligence applications, as well as communication control systems to enhance security and aural clarity in military applications. We are a market leader in global positioning systems (GPS), head-up displays, enhanced vision systems, and electronic flight management systems that are used in a broad variety of control and display applications. In addition, we develop, manufacture and market sophisticated, highly reliable technology interface systems for commercial and military aircraft. These products include lighted push-button and rotary switches, keyboards, lighted indicators, panels and displays. Over the years, our products have been integrated into many existing aircraft designs, including every Boeing commercial aircraft platform currently in production. Our large installed base provides us with a significant spare parts and retrofit business. We are a Tier 1 supplier on the B-787 program to design and manufacture all of the cockpit overhead panels and embedded software for these systems. We manufacture control sticks, grips and wheels, as well as specialized switching systems. In this area, we primarily serve commercial and military aviation, and airborne and ground-based military equipment manufacturing customers. For example, we are a leading manufacturer of pilot control grips for most types of military fighter jets and helicopters. Additionally, our software engineering center supports our customers’ needs with such applications as primary flight displays, flight management systems, air data computers and engine control systems.

Our proprietary products meet critical operational requirements and provide customers with significant technological advantages in such areas as night vision compatibility and active-matrix liquid-crystal displays (a technology enabling pilots to read display screens in a variety of light conditions as well as from extreme angles). Our products are incorporated in a wide variety of platforms ranging from military helicopters, fighters and transports, to commercial wide- and narrow-body, regional and business jets. In fiscal 2012, some of our largest customers for these products included BAE Systems, The Boeing Company, Canadian Commercial Corp., Eurocopter, Gulfstream, Hawker Beechcraft, Honeywell, Lockheed Martin, Rockwell Collins, Sikorsky, and Thales.

We also manufacture a full line of keyboard, switch and input technologies for specialized medical equipment, communication systems and comparable equipment for military applications. These products include custom keyboards, keypads, and input devices that integrate cursor control devices, barcode scanners, displays, video, and voice activation. We also produce instruments that are used for point-of-use and point-of-care diagnostics. We have developed a wide variety of technologies, including plastic and vinyl membranes that protect high-use switches and fully depressible buttons, and backlit elastomer switch coverings that are resistant to exposure from harsh chemicals. These technologies now serve as the foundation for a small but growing portion of our product line. In fiscal 2012, some of our largest customers for these products included Alere, Dictaphone, General Electric, Jabil Circuit, Philips, Quidel, Roche, Siemens, and WMS.

In addition, we design and manufacture ruggedized military personal communication equipment, primarily headsets. We are the sole supplier of Active Noise Reduction (ANR) headsets to the British Army’s tracked and wheeled vehicle fleets under the Bowman communication system program. In the U.S., we supply ANR headsets to the U.S. Army’s tracked and wheeled vehicle fleets under the Vehicle Intercom System (VIS) and VIS-X programs comprising over 200,000 vehicles, and we are the sole supplier to the U.S. Marine Corps for their MRAP fleet. We are also the sole ANR headset supplier to the Canadian Army. We have a long-standing relationship with armies around the world, including forces in Australia, India, Saudi Arabia, and Spain. We design and manufacture signal intelligence and communications intelligence (SIGINT/COMINT) receiver hardware for the airborne intelligence, surveillance and reconnaissance (ISR) market. These products incorporate modern, open-architecture software/firmware configurable designs, are deployed on a wide range of U.S. and foreign manned airborne platforms, and on such next generation unmanned platforms as the Northrop Grumman Global Hawk and General Atomics Reaper and Predator. In fiscal 2012, some of our largest customers for these products included The Boeing Company, the British Ministry of Defence (MoD), L-3 Communications, Lockheed Martin, Northrop Grumman, and Simex Defence.

Sensors & Systems

Our Sensors & Systems business segment includes power systems, connection technologies and advanced sensors capabilities. We develop and manufacture high-precision temperature, pressure and speed sensors principally for aerospace customers, electrical interconnection systems for severe environments for aerospace, defense, geophysics & marine, and nuclear customers, as well as electrical power switching, control and data communication devices, and other related systems principally for aerospace and defense customers. We are the sole-source supplier of temperature probes for use on all versions of the General Electric/Snecma CFM-56 jet engine. The CFM-56 jet engine has an installed base of 23,500, is standard equipment on the current generation B-737 aircraft and was selected as the engine for approximately 60% of all Airbus single-aisle aircraft delivered to date. We have a contract to design and manufacture the B-787’s sensors for the environmental control system, and provide the primary power distribution assembly for the Airbus A400M military transport. Additionally, we have secured a Tier 1 position with Rolls-Royce for the complete suite of sensors for the engines that will power the A400M and A350. We design and manufacture micro packaging, planet probe interconnectors, launcher umbilicals, and composite connectors for the B-787. Unique electrical interconnection products account for about 75% of our connection technologies sales, and standard products qualified to customer standards or military specifications account for 25% of sales. The principal customers for our products in this business segment are jet engine manufacturers, airframe and industrial manufacturers. In fiscal 2012, some of our largest customers for these products included Astrium, The Boeing Company, Bombardier, Dassault, Flame, General Electric, Honeywell, Labinal, Pratt & Whitney, Rolls-Royce, SAFRAN, and Sercel.

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

Specialized High-Performance Applications. We specialize in the development of proprietary formulations for silicone rubber and other elastomer products. Our elastomer products are engineered to address specific customer requirements where superior performance in high temperature, high pressure, caustic, abrasive and other difficult environments is critical. These products include clamping devices, thermal fire barrier insulation products, sealing systems, tubing and coverings designed in custom-molded shapes. Some of the products include proprietary elastomers that are specifically designed for use on or near a jet engine. We are a leading U.S. supplier of high-performance elastomer products to the aerospace industry, with our primary customers for these products being jet and rocket engine manufacturers, commercial and military airframe manufacturers, as well as commercial airlines. In fiscal 2012, some of the largest customers for these products included The Boeing Company, Goodrich, KAPCO, Lockheed Martin, Northrop Grumman, Pattonair, and Spirit AeroSystems. We also develop and manufacture high temperature lightweight metallic insulation systems for aerospace and marine applications. Our commercial aerospace programs include the B-737, A320, and A380 series aircraft and the V2500 and BR710 engines. Our insulation material is used on diesel engine manifolds for earthmoving and agricultural applications. In addition, we specialize in the development of thermal protection for fire, nuclear, and petro-chemical industries. We design and manufacture high temperature components for industrial and marine markets. Our manufacturing processes consist of cutting, pressing, and welding stainless steel, inconel and titanium fabrications. In fiscal 2012, some of the largest customers of these products included Airbus, The Boeing Company, B/E Aerospace, GKN Aerospace, Goodrich, KAPCO, Lockheed Martin, Northrop Grumman, Rolls-Royce, Short Brothers, and Spirit AeroSystems.

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

A summary of product lines contributing sales of 10% or more of total sales for fiscal years 2012, 2011, and 2010 is reported in Note 17 to the Consolidated Financial Statements under Item 8 of this report.

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

In the technical and highly engineered product segments in which we compete, relationship selling is particularly appropriate in targeted marketing segments where customer and supplier design and engineering inputs need to be tightly integrated. Participation in industry trade shows is an effective method of meeting customers, introducing new products, and exchanging technical specifications. In addition to technical and industry conferences, our products are supported through direct internal international sales efforts, as well as through manufacturer representatives and selected distributors. As of October 26, 2012, 383 sales people, 323 representatives, and 365 distributors supported our operations internationally.

Backlog

Backlog was $1.3 billion at October 26, 2012, and October 28, 2011. We estimate that approximately $408.0 million of backlog is scheduled to be shipped after fiscal 2013.

Backlog is subject to cancellation until delivered, and therefore, we cannot assure that our backlog will be converted into revenue in any particular period or at all. Backlog does not include the total contract value of cost-plus reimbursable contracts, which are funded as we incur the costs. Except for the released portion, backlog also does not include fixed-price multi-year contracts.

Competition

Our products and services are affected by varying degrees of competition. We compete with other companies in most markets we serve, many of which have far greater sales volumes and financial resources. Some of our competitors are also our customers on certain programs. The principal competitive factors in the commercial markets in which we participate are product performance, on-time delivery, service and price. Part of product performance requires expenditures in research and development that lead to product improvement. The market for many of our products may be affected by rapid and significant technological changes and new product introductions. Our principal competitors include Astronautics, BAE, Bose, Eaton, Elbit, EMS, GE Aerospace, Honeywell, IAI, L-3, Otto Controls, RAFI, Rockwell Collins, SELEX, Telephonics, Thales, Ultra Electronics, Universal Avionics Systems Corporation, and Zodiac in our Avionics & Controls segment; Ametek, Amphenol, Eaton, Goodrich, Hamilton Sundstrand, Meggitt, MPC Products, STPI-Deutsch, Tyco, and Zodiac in our Sensors & Systems segment; and Chemring, Doncasters, Hi-Temp, J&M, JPR Hutchinson, Kmass, Meggitt (including Dunlop Standard Aerospace Group), Rheinmetall, Trelleborg, ULVA, and UMPCO in our Advanced Materials segment.

Research and Development

Our product development and design programs utilize an extensive base of professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed. In fiscal 2012, we expended approximately $107.7 million for research, development and engineering, compared with $94.5 million in fiscal 2011 and $69.8 million in fiscal 2010. Research and development expense has averaged 5.2% of sales for the three years ended October 26, 2012. We believe continued product development is key to our long-term growth, and consequently, we consistently invest in research and development. Examples include research and development projects relating to advanced vision systems, SmartDeck® integrated flight control and display system, avionics control panels, A350 engine sensors, high temperature, low observable material for military applications, and spectral countermeasure flares for military applications. We actively participate in customer-funded research and development programs, including applications on C-130 cockpit upgrades, P-8 aircraft and power systems for the HH-47 Chinook helicopter and A400M.

Foreign Operations

Our foreign operations consist of manufacturing facilities located in Canada, China, the Dominican Republic, France, Germany, India, Mexico, Morocco, and the United Kingdom, and include sales and service operations located in Brazil, China, and Singapore. For further information regarding foreign operations, see Note 17 to the Consolidated Financial Statements under Item 8 of this report.

U.S. Government Contracts and Subcontracts

As a contractor and subcontractor to the U.S. government (primarily the U.S. Department of Defense), we are subject to various laws and regulations that are more restrictive than those applicable to private sector contractors. Approximately 7% of our sales were made directly to the U.S. government in fiscal 2012. In addition, we estimate that our subcontracting activities to contractors for the U.S. government accounted for approximately 19% of sales during fiscal 2012. In total, we estimate that approximately 26% of our sales during the fiscal year were subject to U.S. government contracting regulations. Such contracts may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending, and other factors.

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

Patents and Licenses

Although we hold a number of patents and licenses, we do not believe that our operations are dependent on our patents and licenses. In general, we rely on technical superiority, continual product improvement, exclusive product features, lean manufacturing and operational excellence, including superior lead-time, on-time delivery performance and quality, and customer relationships to maintain competitive advantage.

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

Employees

We had 12,185 employees at October 26, 2012, of which 5,224 were based in the United States, 4,127 in Europe, 1,043 in Canada, 714 in Mexico, 468 in Asia, 468 in Morocco and 141 in the Dominican Republic. Approximately 12% of the U.S.-based employees were represented by a labor union. Our European operations are subject to national trade union agreements and to local regulations governing employment.

Financial Information About Foreign and Domestic Operations and Export Sales

See risk factor below entitled “Political and economic changes in foreign countries and markets, including foreign currency fluctuations, may have a material effect on our operating results” under Item 1A of this report and Note 17 to the Consolidated Financial Statements under Item 8 of this report.

Available Information of the Registrant

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

Executive Officers of the Registrant

The names and ages of all executive officers of the Company and the positions and offices held by such persons as of December 21, 2012, are as follows:

Name	Position with the Company	Age
R. Bradley Lawrence	Chairman, President and Chief Executive Officer	65
Robert D. George	Chief Financial Officer, Vice President, and
	Corporate Development	56
Alain M. Durand	Group Vice President	45
C. Thomas Heine	Vice President, Human Resources	64
Frank E. Houston	Senior Group Vice President	61
Marcia J. Mason	General Counsel and Vice President, Administration	60
Albert S. Yost	Group Vice President and Treasurer	47

Mr. Lawrence has been Chairman since March 2012. In addition, he has served as Chief Executive Officer and President since November 2009 and July 2009, respectively. Prior to that time, he was Chief Operating Officer since July 2009 and Group Vice President since January 2007. Mr. Lawrence has an M.B.A. from the University of Pittsburgh and a B.S. degree in Business Administration from Pennsylvania State University.

Mr. George has been Chief Financial Officer, Vice President, and Corporate Development since October 2012. From July 2011 to October 2012, he was Vice President, Chief Financial Officer, Corporate Development and Secretary. Prior to that time, he was Vice President, Chief Financial Officer, Secretary and Treasurer since July 1999. Mr. George has an M.B.A. from the Fuqua School of Business at Duke University and a B.A. degree in Economics from Drew University.

Mr. Durand has been Group Vice President since June 2011. Prior to that time, he was President of the Advanced Sensors business platform from May 2007 to June 2011. Mr. Durand has an M.B.A. from Ecole Supérieure de Commerce in Reims, France, and a Mechanical Engineering degree from Ecole Catholique d’Arts et Métiers in Lyon, France.

Mr. Heine has been Vice President, Human Resources since August 2012. Prior to that time, he was Vice President, Leadership and Organizational Development since March 2007. He has an M.P.A. in Human Resource Management from the University of Colorado and a B.S. degree in English from Eastern Michigan University.

Mr. Houston has been Senior Group Vice President since December 2009. Prior to that time, he was Group Vice President since March 2005. Mr. Houston has an M.B.A. from the University of Washington and a B.A. degree in Political Science from Seattle Pacific University.

Ms. Mason has been General Counsel and Vice President, Administration since August 2012. Prior to that time, she was Vice President, Human Resources since March 1993. Ms. Mason has a J.D. degree from Northwestern University School of Law and a B.A. degree in Political Science from Portland State University.

Mr. Yost has been Group Vice President and Treasurer since November 2009 and July 2011, respectively. Previously, he was President of Advanced Input Systems, a subsidiary of the Company from January 2007, and held management responsibilities for Esterline’s Interface Technologies business platform from May 2007. Mr. Yost has an M.B.A. from Utah State University and a B.A. degree in Economics from Brigham Young University.

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

Approximately 40% of our business is dependent on defense spending. The defense industry is dependent upon the level of equipment expenditures by the armed forces of countries throughout the world, and especially those of the United States, which represents a significant portion of world-wide defense expenditures. In August 2011, Congress enacted the Budget Control Act of 2011 (BCA), which requires spending caps and certain reductions in security spending over a ten-year period through 2021. Without additional congressional action, further budget cuts (or sequestration) as set forth in the BCA will be implemented on January 3, 2013. While the impact of sequestration is yet to be fully determined, significant additional reductions to defense spending over the next decade could occur.

In the event the sequestration is implemented in January 2013 as currently mandated, there could be a significant adverse impact to our company and to the defense industry in general. Approximately 26% of our fiscal year 2012 sales were to the U.S. government, including sales for which we are the prime or a subcontractor to the prime. While congressional leadership is considering a variety of options to avoid sequestration, it remains uncertain as to whether the government will be able to do so.

Additionally, the war on terror has increased the level of equipment expenditures by the U.S. armed forces. This level of spending may not be sustainable in light of government spending priorities by the U.S. and the winding down of U.S. armed forces operations in Iraq and Afghanistan.

A global recession may adversely affect our business operations, capital, and cost of capital.

If a recession occurs, our future cost of debt and equity capital could be adversely affected. Any inability to obtain adequate financing from debt and equity sources could force us to self fund strategic initiatives or even forgo some opportunities, potentially harming our financial position, results of operations, and liquidity.

Economic conditions may impair our customers’ business and markets, which could adversely affect our business operations.

In the event a global recession occurs in the United States and other parts of the world, customers may choose to delay or postpone purchases from us until the economy and their businesses strengthen. Decisions by current or future customers to forgo or defer purchases and/or our customers’ inability to pay us for our products may adversely affect our earnings and cash flow.

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

As we have grown through acquisitions, we have accumulated $1.1 billion of goodwill, and have $47.9 million of indefinite-lived intangible assets, out of total assets of $3.2 billion at October 26, 2012. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. During the third fiscal quarter of 2012, management performed a Step One impairment test for Racal Acoustics, Inc. (Racal Acoustics) upon identification of an indicator of impairment, since Racal Acoustics’ third quarter forecast projected an operating loss for fiscal 2012. Additionally, management determined that requirements for hearing protection devices for the U.S. Army would not recover in our five-year planning horizon in light of the cancellation of Humvee retrofits, delays in VIS-X and the slowdown in operational tempo of the U.S. armed forces as well as a global slowdown in defense spending. As required under U.S. GAAP, a Step Two impairment test was required because the current fair value of the business using a discounted cash flow and market approach was less than its carrying amount of the business. Under the Step Two impairment test, all assets and liabilities were assessed at fair value. The excess of the carrying amount of goodwill over the implied fair value of goodwill resulted in an impairment charge of $52.2 million.

We performed our annual impairment review for fiscal 2012 as of July 28, 2012, and our Step One analysis indicates that no impairment of goodwill or other indefinite-lived assets exists at any of our other reporting units. Our Souriau reporting unit’s margin in passing the Step One analysis was approximately 5%, mainly reflecting lower market valuation assumptions in 2012. Management expects that continued improvements in operations will result in favorable actual results compared with our original plan. It is possible, however, that as a result of events or circumstances, we could conclude at a later date that goodwill of $328.0 million at Souriau may be considered impaired. We also may be required to record an earnings charge or incur unanticipated expenses if, due to a change in strategy or other reasons, we determined the value of other assets has been impaired. These other assets include trade names of $36.2 million and intangible assets of $186.6 million. Our CMC Electronics Incorporated (CMC) reporting unit’s margin in passing the Step One analysis was about 10%, mainly reflecting lower forecast operating results due to the delay in booking new cockpit integration retrofits for military transport aircraft. Management expects that new opportunities for cockpit integration will result in favorable actual results compared to our original plan. It is possible, however, that as a result of events or circumstances, we could conclude at a later date that goodwill of $239.0 million at CMC may be considered impaired. We also may be required to record an earnings charge or incur unanticipated expenses if, due to a change in strategy or other reasons, we determined the value of other assets has been impaired. These other assets include trade names of $27.4 million and intangible assets of $73.9 million. Our Eclipse Electronic Systems, Inc. (Eclipse) reporting unit’s margin in passing the Step One analysis was about 14%, mainly reflecting lower forecast operating results due to uncertainty over defense spending beginning in fiscal 2014. Management expects new opportunities for embedded communication intercept signal intelligence applications will result in more favorable results compared to our current forecast. It is possible, however, that as a result of events or circumstances, we could conclude at a later date that goodwill of $67.4 million at Eclipse may be considered impaired. We also may be required to record an earnings charge or incur unanticipated expenses if, due to a change in strategy or other reasons, we determined the value of intangible assets of up to $42.9 million has been impaired.

A long-lived asset to be disposed of is reported at the lower of its carrying amount or fair value less cost to sell. An asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future undiscounted cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows. As we have grown through acquisitions, we have accumulated $561.1 million of definite-lived intangible assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility.

As of October 26, 2012, we had approximately $848.7 billion of debt outstanding, which is long-term debt. Under our existing secured credit facility, we have a $460 million revolving line of credit and a €62.0 million term loan (Euro Term Loan). Up to $100.0 million in letters of credit may be drawn in U.K. pounds or euros in addition to U.S. dollars. The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. In addition, we have unsecured foreign currency credit facilities that have been extended by foreign banks for up to $67.8 million. Available credit under the above credit facilities was $256.2 million at October 26, 2012, reflecting bank borrowings of $240.0 million and letters of credit of $31.7 million.

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

Some of our operations are dependent on a relatively small number of customers and aerospace and defense programs, which change from time to time. Significant customers in fiscal 2012 included The Boeing Company, Flame, General Electric, Hawker Beechcraft, Honeywell, Lockheed Martin, Northrop Grumman, Rolls-Royce, Sikorsky, and the U.S. Department of Defense. There can be no assurance that our current significant customers will continue to buy our products at current levels. The loss of a significant customer or the cancellation of orders related to a sole-source defense program could have a material adverse effect on our operating results if we were unable to replace the related sales.

Our revenues are subject to fluctuations that may cause our operating results to decline.

Our business is susceptible to seasonality and economic cycles, and as a result, our operating results have fluctuated widely in the past and are likely to continue to do so. Our revenue tends to fluctuate based on a number of factors, including domestic and foreign economic conditions and developments affecting the specific industries and customers we serve. For example, it is possible that a global recession could occur and result in a more severe downturn in commercial aviation and defense.

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

Foreign sales originating from non-U.S. locations were approximately 49% of our total sales in fiscal 2012, and we have manufacturing facilities in a number of foreign countries. A substantial portion of our Avionics & Controls operations is based in Canada and the U.K., and a substantial portion of our Sensors & Systems operations is based in the U.K. and France. We also have manufacturing operations in China, the Dominican Republic, Germany, India, Mexico, and Morocco. Doing business in foreign countries is subject to numerous risks, including political and economic instability, restrictive trade policies of foreign governments, economic conditions in local markets, health concerns, inconsistent product regulation or unexpected changes in regulatory and other legal requirements by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements. To the extent that foreign sales are transacted in a foreign currency, we are subject to the risk of losses due to foreign currency fluctuations. In addition, we have substantial assets denominated in foreign currencies, primarily the Canadian dollar, U.K. pound and euro, that are not offset by liabilities denominated in those foreign currencies. These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.

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

We are also subject to a variety of international laws, as well as U.S. export laws and regulations, such as the International Traffic in Arms Regulations (ITAR), which generally restrict the export of defense products, technical data and defense services. We have filed voluntary disclosure reports in fiscal 2012 at certain U.S. operating units and voluntarily reported certain technical violations of U.S. export laws and regulations. We continue to enhance our internal and external auditing compliance program. While management believes that this increased oversight is adequate to address the technical violations, the impact of filing these voluntary disclosure statements covering technical violations, as well as compliance with these laws and regulations and any changes thereto, are difficult to predict. The costs to maintain compliance with these regulations, or failure to comply with these regulations could result in penalties, loss, or suspension of contracts or other consequences, any of which could adversely affect our operations or financial condition in the future.

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

Our products and services are affected by varying degrees of competition. We compete with other companies and divisions and units of larger companies in most markets we serve, many of which have greater sales volumes or financial, technological or marketing resources than we do. Our principal competitors include: Astronautics, BAE, Bose, Eaton, ECE, Elbit, EMS, GE Aerospace, Honeywell, IAI, L-3, Otto Controls, RAFI, Rockwell Collins, SELEX, Telephonics, Thales, Ultra Electronics, and Universal Avionics Systems Corporation in our Avionics & Controls segment; Ametek, Amphenol, Eaton, ECE, Goodrich, Hamilton Sundstrand, MPC Products, Meggitt, STPI-Deutsch, and Tyco in our Sensors & Systems segment; and Chemring, Doncasters, Hitemp, J&M, JPR Hutchinson, Kmass, Meggitt (including Dunlop Standard Aerospace Group), Rheinmetall, Trelleborg, ULVA, and UMPCO in our Advanced Materials segment. The principal competitive factors in the commercial markets in which we participate are product performance, service and price. Maintaining product performance requires expenditures in research and development that lead to product improvement and new product introduction. Companies with more substantial financial resources may have a better ability to make such expenditures. We cannot assure that we will be able to continue to successfully compete in our markets, which could adversely affect our business, financial condition and results of operations.

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

We estimate that approximately 26% of our sales in fiscal 2012 were attributable to contracts in which we were either the prime contractor to, or a subcontractor to a prime contractor to, the U.S. government. As a contractor and subcontractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of federal government contracts that affect how we do business with our customers and may impose added costs to our business. For example, these regulations and laws include provisions that contracts we have been awarded are subject to:

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

Our future success depends to a significant degree upon the continued contributions of our senior management and our ability to attract and retain other highly qualified management personnel. We face competition for management from other companies and organizations. Therefore, we may not be able to retain our existing management personnel or fill new management positions or vacancies created by expansion or turnover at our existing compensation levels. Although we have entered into change of control agreements with members of senior management, we do not have employment contracts with our key executives, nor have we purchased “key-person” insurance on the lives of any of our key officers or management personnel to reduce the impact to our company that the loss of any of them would cause. Specifically, the loss of any of our executive officers would disrupt our operations and divert the time and attention of our remaining officers. Additionally, failure to attract and retain highly qualified management personnel would damage our business prospects.

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

As a result of the termination of the NASA Space Shuttle program, manufacturing of rocket engine insulation material containing asbestos ceased in July 2010. In December 2011, we dismantled our facility used to manufacture the asbestos-based insulation for the Space Shuttle program. We have an agreement with the customer for indemnification for certain losses we may incur as a result of asbestos claims relating to a product we previously manufactured, but we cannot assure that this indemnification agreement will fully protect us from losses arising from asbestos claims.

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

We are subject to potential liabilities in the event of an accident at our combustible ordnance and flare countermeasure operations. Our products are highly flammable during certain phases of the manufacturing process. Accordingly, our facilities are designed to isolate these operations from direct contact with employees. Our overall safety infrastructure is compliant with regulatory guidelines. In addition, we utilize hazard detection and intervention systems. Our employees receive safety training and participate in internal safety demonstrations. We continuously track safety effectiveness in relation to the U.S. Bureau of Labor Statistics, OSHA, and the HSE in the U.K. to help ensure performance is within industry standards. In addition, we perform on-going process safety hazard analyses, which are conducted by trained safety teams to identify risk areas that arise. We monitor progress through review of safety action reports that are produced as part of our operations. Although we believe our safety programs are robust and our compliance with our programs is high, it is possible for an accident to occur. For example, an explosion occurred in 2006 at our Wallop facility in the U.K. (causing a fatality, several minor injuries, and extensive damage to the facility). We are insured in excess of our deductible on losses from property, loss of business, and for personal liability claims from an accident; however, we may not be able to maintain insurance coverage in the future at an acceptable cost. Significant losses not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations.

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

Item 2. Properties

The following table summarizes our properties that are greater than 100,000 square feet or related to a principal operation, including identification of the business segment, as of October 26, 2012:

Location	Type of Facility	Business Segment	Approximate Square Footage	Owned or Leased

Brea, CA	Office & Plant	Advanced Materials	329,000	Owned
Montréal, Canada	Office & Plant	Avionics & Controls	269,000	Owned
East Camden, AR	Office & Plant	Advanced Materials	262,000	Leased
Stillington, U.K.	Office & Plant	Advanced Materials	222,000	Owned
Everett, WA	Office & Plant	Avionics & Controls	216,000	Leased
Champagné, France	Office & Plant	Sensors & Systems	191,000	Owned
Coeur d’Alene, ID	Office & Plant	Avionics & Controls	140,000	Leased
Coachella, CA	Office & Plant	Advanced Materials	140,000	Owned
Marolles, France	Office & Plant	Sensors & Systems	127,000	Owned
Buena Park, CA	Office & Plant	Sensors & Systems	110,000	Owned*
Bourges, France	Office & Plant	Sensors & Systems	109,000	Owned
Farnborough, U.K.	Office & Plant	Sensors & Systems	103,000	Leased
Hampshire, U.K.	Office & Plant	Advanced Materials	103,000	Owned
Kent, WA	Office & Plant	Advanced Materials	103,000	Owned
Wenatchee, WA	Office & Plant	Sensors & Systems	96,000	Leased
Milan, TN	Office & Plant	Advanced Materials	96,000	Leased
Sylmar, CA	Office & Plant	Avionics & Controls	96,000	Leased
Valencia, CA	Office & Plant	Advanced Materials	88,000	Owned
Kanata, Canada	Office & Plant	Avionics & Controls	83,000	Leased
Gloucester, U.K.	Office & Plant	Advanced Materials	59,000	Leased

* The building is located on a parcel of land covering 16.1 acres that is leased by the Company.

In total, we own approximately 2,300,000 square feet and lease approximately 2,000,000 square feet of manufacturing facilities and properties.

Item 3. Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe we have adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 26, 2012.

PART II

Item  5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Esterline Common Stock

In Dollars

For Fiscal Years	2012		2011
	High	Low	High	Low

Quarter
First	$ 62.35	$ 48.50	$ 73.49	$ 56.61
Second	76.86	60.55	73.46	64.93
Third	70.47	56.88	82.28	69.54
Fourth	60.85	51.13	78.04	47.48

Principal Market – New York Stock Exchange

At the end of fiscal 2012, there were approximately 327 holders of record of the Company’s common stock. On December 18, 2012, there were 325 holders of record of our common stock.

No cash dividends were paid during fiscal 2012 and 2011. We are restricted from paying dividends under our current secured credit facility, and we do not anticipate paying any dividends in the foreseeable future.

The following graph shows the performance of the Company’s common stock compared to the S&P 500 Index, the S&P MidCap 400 Index, and the S&P 400 Aerospace & Defense Index for a $100 investment made on October 26, 2007.

Item 6.  Selected Financial Data

Selected Financial Data

In Thousands, Except Per Share Amounts

For Fiscal Years	2012	2011	2010	2009	2008

Operating Results[1]
Net sales	$1,992,318	$1,717,985	$1,526,601	$1,407,459	$1,462,196
Cost of sales	1,273,365	1,128,265	1,010,390	954,161	981,934
Selling, general and administrative	382,887	304,154	258,290	235,483	234,451
Research, development and engineering	107,745	94,505	69,753	64,456	85,097
Gain on settlement of contingency	(11,891)	0	0	0	0
Goodwill impairment	52,169	0	0	0	0
Other (income) expense	(1,263)	(6,853)	(8)	7,970	86
Operating earnings from continuing operations	189,306	197,914	188,176	145,389	160,628
Interest income	(465)	(1,615)	(960)	(1,634)	(4,373)
Interest expense	46,238	40,216	33,181	28,689	29,922
Income from continuing operations before income taxes	143,533	158,482	154,749	118,334	136,929

Income tax expense	29,958	24,938	24,504	12,549	25,288
Income from continuing operations including noncontrolling interests	113,575	133,544	130,245	105,785	111,641
Income (loss) from discontinued operations attributable to Esterline, net of tax	0	(47)	11,881	14,230	9,275
Net earnings attributable to Esterline	112,535	133,040	141,920	119,798	120,533

Gross margin	36.1%	34.3%	33.8%	32.2%	32.8%
Selling, general and administrative as a percent of sales	19.2%	17.7%	16.9%	16.7%	16.0%
Research, development and engineering as a percent of sales	5.4%	5.5%	4.6%	4.6%	5.8%

Selected Financial Data

In Thousands, Except Per Share Amounts

For Fiscal Years	2012	2011	2010	2009	2008

Operating Results[1]
Earnings per share attributable to
Esterline – diluted:
Continuing operations	$3.60	$4.27	$4.27	$3.52	$3.72
Discontinued operations	0.00	0.00	0.39	0.48	0.31
Earnings per share attributable to Esterline – diluted	3.60	4.27	4.66	4.00	4.03

Financial Structure
Total assets	$3,227,117	$3,378,586	$2,587,738	$2,314,247	$1,922,102
Credit facilities	240,000	360,000	0	0	0
Long-term debt, net	598,060	660,028	598,972	520,158	388,248
Total Esterline shareholders’ equity	1,610,481	1,562,835	1,412,796	1,253,021	1,026,341

Weighted average shares outstanding – diluted	31,282	31,154	30,477	29,951	29,908

Other Selected Data
Cash flows provided (used) by operating activities	$194,171	$192,429	$179,801	$156,669	$118,893
Cash flows provided (used) by investing activities	(48,502)	(869,021)	(20,719)	(250,357)	(30,139)
Cash flows provided (used) by financing activities	(167,820)	436,420	84,260	103,515	(63,278)
Net increase (decrease) in cash	(24,360)	(237,085)	245,326	16,149	13,576
EBITDA from continuing operations [2,3]	347,390	280,926	257,815	214,553	223,443
Capital expenditures [4]	49,446	49,507	45,417	58,694	38,785
Interest expense	46,238	40,216	33,181	28,689	29,922

Depreciation and amortization from continuing operations	105,915	83,012	69,639	69,164	62,815
Ratio of debt to EBITDA [2,5]	2.4	3.7	2.4	2.5	1.8

[1]

Operating results reflect the segregation of continuing operations from discontinued operations. See Note 2 to the Consolidated Financial Statements. Operating results include the acquisitions of Souriau in July 2011, Eclipse in December 2010, Racal Acoustics in January 2009, and NMC Group, Inc. (NMC) in December 2008. See Note 15 to the Consolidated Financial Statements.

[2]

Excludes the goodwill impairment in 2012 of $52.2 million. Investors, financial analysts, and others in the aerospace and defense industry find it useful to exclude goodwill impairments, because the resulting information is more representative of ongoing operations.

[3]

EBITDA from continuing operations is a measurement not calculated in accordance with GAAP. We define EBITDA from continuing operations as operating earnings from continuing operations plus depreciation and amortization (excluding amortization of debt issuance costs). We do not intend EBITDA from continuing operations to represent cash flows from continuing operations or any other items calculated in accordance with GAAP, or as an indicator of Esterline’s operating performance. Our definition of EBITDA from continuing operations may not be comparable with EBITDA from continuing operations as defined by other companies. We believe EBITDA is commonly used by financial analysts and others in the aerospace and defense industries and thus provides useful information to investors. Our management and certain financial creditors use EBITDA as one measure of our leverage capacity and debt servicing ability, and is shown here with respect to Esterline for comparative purposes. EBITDA is not necessarily indicative of amounts that may be available for discretionary uses by us. The following table reconciles operating earnings from continuing operations to EBITDA from continuing operations:

In Thousands

For Fiscal Years	2012	2011	2010	2009	2008

Operating earnings from continuing operations	$189,306	$197,914	$188,176	$145,389	$160,628
Depreciation and amortization from continuing operations	105,915	83,012	69,639	69,164	62,815
Goodwill impairment	52,169	0	0	0	0

EBITDA from continuing operations	$347,390	$280,926	$257,815	$214,553	$223,443

[4]	Excludes capital expenditures accounted for as a capitalized lease obligation of $8,139, $28,202, and $7,981 in fiscal 2010, 2009, and 2008, respectively.

[5]	We define the ratio of debt to EBITDA as total debt divided by EBITDA.

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

OVERVIEW

We operate our businesses in three segments: Avionics & Controls, Sensors & Systems and Advanced Materials. Our segments are structured around our technical capabilities. Sales in all segments include domestic, international, defense and commercial customers.

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

On September 8, 2010, we sold Pressure Systems, Inc. for approximately $25.0 million, which was included in our Sensors & Systems segment.

During the fourth fiscal quarter of 2012, net income was $61.7 million, or $1.97 per diluted share, compared with $19.4 million, or $0.62 per diluted share, in the prior-year period. Segment earnings (operating earnings excluding corporate expenses and other income or expense) totaled $90.3 million, or 17.0% of sales, compared with $45.1 million, or 9% of sales, in the prior-year period. The increase in segment earnings reflected improved operating earnings from Avionics & Controls and Advanced Materials. Operating earnings of Sensors & Systems increased due to incremental earnings from the Souriau acquisition and the fiscal 2011 effect of acquisition-related expenses incurred, as well as improved results of advanced sensors and a recovery of non-recurring engineering expenses from a customer in fiscal 2012. Avionics & Controls results benefited from solid earnings from our avionics software testing business compared to an operating loss in the prior-year period. Avionics & Controls results also benefited from foreign currency exchange gains on embedded derivatives and monetary assets and lower research, development and engineering for avionics systems. Advanced Materials benefited from shipping previously delayed international shipments of flare countermeasure devices in the fourth quarter. The income tax rate for the fourth fiscal quarter of 2012 was 13.0% compared to 11.8% in the prior-year period. Our income tax rate in the fourth quarter was favorably impacted by a $1.4 million release of valuation allowance related to foreign tax credits as a result of a tax examination.

During fiscal 2012, net income was $112.5 million, or $3.60 per diluted share, compared with $133.0 million, or $4.27 per diluted share, during fiscal 2011. The decrease in net income reflected a $52.2 million, or $1.67 per diluted share, impairment charge against goodwill of Racal Acoustics, our military headset business, which is included in our Avionics & Controls segment.

Excluding the impairment charge, segment earnings totaled $271.5 million, or 13.6% of sales, in fiscal 2012 compared with $240.0 million, or 14% of sales, in fiscal 2011, reflecting weaker sales and earnings from Avionics & Controls and strong results from Sensors & Systems and Advanced Materials. Sales and earnings in the fourth quarter increased over the fourth quarter of the prior year. This compared with weaker sales and earnings in each of the first, second and third quarters of fiscal 2012 against the respective corresponding quarters in 2011. Avionics & Controls full year results were impacted by lower sales and earnings of the T-6B military trainer and retrofits of military transport aircraft. Sensors & Systems sales and earnings benefited principally due to the inclusion of full-year results from Souriau. This business was acquired in July 2011, and the inventory fair value adjustment was principally recorded in the prior-year period. Sensors & Systems sales and earnings also benefited from improved sales and earnings of advanced sensors and power systems. The increase in Advanced Materials mainly reflected strong sales and earnings from higher sales of engineered materials.

The income tax rate for fiscal 2012 was 20.9% compared with 15.7% for fiscal 2011.

Cash flows from operating activities were $194.2 million in fiscal 2012 compared to $192.4 million in the prior-year period. We paid down our revolving credit facility and Euro Term Loan by $193.1 million during fiscal 2012.

Results of Operations

Fiscal 2012 Compared with Fiscal 2011

Sales for fiscal 2012 increased 16.0% over the prior year. Sales by segment were as follows:

In Thousands	Increase (Decrease) From Prior Year	2012	2011

Avionics & Controls	(6.2)%	$790,015	$841,939
Sensors & Systems	69.4%	702,394	414,609
Advanced Materials	8.3%	499,909	461,437

Total		$1,992,318	$1,717,985

The $51.9 million, or (6.2)% decrease, in Avionics & Controls mainly reflected decreased sales volumes of avionics systems of $64 million and communication systems offset by an increase in sales volumes of control systems. The decrease in avionics systems was principally due to lower cockpit integration sales volumes for the T-6B military trainer and retrofits for military transport aircraft. The decrease in sales for the T-6B was due the bankruptcy filing of Hawker Beechcraft. The decrease in segment sales also reflected a $16 million decrease in sales of hearing protection headsets due to reduced demand and order delays, of which about 50% was offset by higher sales of communication intercept receivers for signal intelligence applications. The increase in control systems sales was mainly due to higher sales to OEM customers. The prior-year period benefited from a $4.4 million retroactive price settlement due to product scope changes.

The $287.8 million, or 69.4% increase, in Sensors & Systems principally reflected incremental sales from the Souriau acquisition of $250 million and increased sales volume of advanced sensors and power systems of $36 million. About 60% of the increase in advanced sensors and power systems sales reflected increased sales of power systems due to higher demand for commercial aviation products. The increase in advanced sensors reflected higher OEM sales and strong aftermarket demand for aerospace and industrial customers. Sales in fiscal 2012 reflected a weaker euro relative to the U.S. dollar compared with the prior-year period.

The $38.5 million, or 8.3% increase, in sales of Advanced Materials principally reflected increased sales volumes of engineered materials of $40 million, partially offset by decreased sales volumes of defense technologies. The increase in engineered materials primarily reflected strong demand for elastomer and insulation materials for commercial aviation products. The decrease in defense technologies principally reflected a decrease in sales of non-U.S. countermeasure flares due to reduced demand and order delays as well as lower demand for combustible ordnance.

Foreign sales originating from non-U.S. locations, including export sales by domestic operations, totaled $1.2 billion and $971.0 million, and accounted for 59.2% and 56.5% of our sales in fiscal 2012 and 2011, respectively.

Overall, gross margin as a percentage of sales was 36.1% and 34.3% in fiscal 2012 and 2011, respectively. Gross profit was $719.0 million and $589.7 million in fiscal 2012 and 2011, respectively.

Avionics & Controls segment gross margin was 39.5% and 38.8% for fiscal 2012 and 2011, respectively. Segment gross profit was $311.7 million compared to $326.5 million in the prior-year period. The decrease in gross profit was mainly due to lower sales volumes for the T-6B military trainer cockpit and retrofits of military aircraft, partially offset by increased gross profit of our avionics software testing business.

Sensors & Systems segment gross margin was 34.8% and 28.3% for fiscal 2012 and 2011, respectively. Segment gross profit was $244.6 million and $117.4 million for fiscal 2012 and 2011, respectively. Approximately 10% of the increase in gross profit reflected strong demand for power systems for commercial aviation applications. Approximately 85% of the increase in gross profit was due to incremental gross profit from the Souriau acquisition. Souriau’s gross profit was impacted by a $12 million charge in the first fiscal quarter of 2012 due to recording Souriau’s acquired inventory at its fair value. The prior-year period included a $27.9 million inventory fair value adjustment, recognized principally in the fourth fiscal quarter of 2011.

Advanced Materials segment gross margin was 32.5% and 31.6% for fiscal 2012 and 2011, respectively. Segment gross profit was $162.7 million and $145.8 million for fiscal 2012 and 2011, respectively. The increase in gross profit was principally due to higher sales of elastomer materials and insulation materials primarily for commercial aviation applications. Gross profit on defense technologies increased slightly, principally reflecting an increase in gross profit and margin on flare countermeasures, partially offset by lower gross profit on combustible ordnance due to decreased sales volumes.

Selling, general and administrative expenses (which include corporate expenses) increased to $382.9 million, or 19.2% of sales, in fiscal 2012 compared with $304.2 million, or 17.7% of sales, in fiscal 2011. The increase in selling, general and administrative expense principally reflected a $65.1 million increase in selling, general and administrative expense at our Sensors & Systems segment due to incremental selling, general and administrative expense from the Souriau acquisition. Selling, general and administrative expense increased $19.4 million at Avionics & Controls and Advanced Materials. This increase reflects a $2.8 million increase in bad debt due to the bankruptcy filing of Hawker Beechcraft, $5 million in incremental selling, general and administrative expense from the Eclipse acquisition, and $4.3 million in severance costs. Corporate expense decreased $5.8 million from fiscal 2011, principally reflecting lower acquisition-related expenses.

Research, development and related engineering spending increased to $107.7 million, or 5.4% of sales, in fiscal 2012 compared with $94.5 million, or 5.5% of sales, in fiscal 2011. The $13.2 million increase in research, development and related engineering expense principally reflects the incremental spending of $9 million on connection technologies reflecting a full-year impact due to the acquisition of Souriau and $6 million on power systems.

Segment earnings for fiscal 2012 were $219.4 million, or 11.0% of sales, compared with $240.0 million, or 14.0% of sales, for fiscal 2011. The decrease in segment earnings reflects the $52.2 million impairment charge against goodwill of Racal Acoustics. If the impairment charge is excluded, segment earnings totaled $271.5 million, or 13.6% of sales, for fiscal 2012.

Avionics & Controls segment earnings were $54.9 million, or 7.0% of sales, in fiscal 2012 compared with $135.2 million, or 16.1% of sales, in fiscal 2011. Excluding the $52.2 million impairment charge, segment earnings were $107.1 million, or 13.6% of sales, in fiscal 2012. The decrease in segment earnings from the prior-year period reflects a $22 million decrease in avionics systems earnings and a $5 million decrease in control systems earnings. Avionics systems earnings were impacted by decreased gross profit and a $2.3 million bad debt expense due to the bankruptcy of Hawker Beechcraft, partially offset by a decrease in spending on research, development and engineering. Control systems earnings were impacted by an increase in research, development and engineering expense. Additionally, the second fiscal quarter of 2011 benefited from a $1.1 million recovery of non-recurring engineering expense upon settlement with a customer of control systems.

Sensors & Systems segment earnings were $70.9 million, or 10.1% of sales, in fiscal 2012 compared with $22.5 million, or 5.4% of sales, in fiscal 2011, principally reflecting $40 million in incremental earnings from the Souriau acquisition and increases in sales in both power systems and advanced sensors. Souriau incurred an operating loss of $22.4 million in fiscal 2011 principally reflecting the inventory fair value adjustment referenced above. Power systems benefited from increased gross profits, partially offset by higher research, development and engineering spending. Advanced sensors benefited from increased gross profits mainly due to higher aftermarket demand and a $1.9 million recovery of non-recurring engineering and higher French tax credits on research, development and engineering expense.

Advanced Materials segment earnings were $93.5 million, or 18.7% of sales, in fiscal 2012 compared with $82.3 million, or 17.8% of sales, in fiscal 2011, primarily reflecting increased earnings from sales of engineered materials of $9 million and improved earnings from sales of defense technologies. The increase in engineered materials earnings reflected the increase in gross profit. The prior-year period benefited from a $3.2 million gain on sale of a facility, partially offset by a $1.7 million increase in an estimated liability for an environmental issue, which was paid in fiscal 2012. The improvement in results for defense technologies principally reflected an increase in earnings for countermeasures operations partially offset by decreased earnings of combustible ordnance of $3 million.

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

Interest expense increased to $46.2 million during fiscal 2012 compared with $40.2 million in the prior year, reflecting higher borrowings.

The income tax rate for fiscal 2012 was 20.9% compared with 15.7% in fiscal 2011. The tax rate was lower than the statutory rate, as both years benefited from various tax credits and certain foreign interest expense deductions. During fiscal 2012, we recognized $8.7 million of discrete income tax benefits as a result of the following items: The first item was a $2.3 million tax benefit due to a change in French tax laws associated with the holding company structure and the financing of the Souriau acquisition. The second item was a $2.9 million reduction of the U.K. statutory income tax rate. The third item was a $2.1 million tax benefit as a result of reconciling the prior year’s income tax return to the U.S. income tax provision and settlement of tax examinations. The fourth item was a $1.4 million release of valuation allowance related to foreign tax credits as a result of a tax examination.

In fiscal 2011, we recognized $11.4 million of discrete income tax benefits as result of the following items. The first item was $3.1 million of income tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits and the release of a valuation allowance related to a net operating loss of an acquired subsidiary. The second item was $5.6 million of income tax benefits associated with net operating losses of an acquired subsidiary as a result of concluding a tax examination. The third item was $3.5 million of net reduction of deferred income tax liabilities as a result of a reduction in the U.K. statutory income tax rate. The fourth item was $0.8 million of income tax expense as a result of reconciling the prior-year’s income tax returns to the prior year’s provision for income tax. We expect the income tax rate to be approximately 23% in fiscal 2013.

It is reasonably possible that within the next 12 months approximately $8.5 million of tax benefits associated with research and experimentation tax credits, capital and operating losses that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations. If these tax benefits were to be recognized during fiscal 2013, fiscal 2013 expected income tax rate could decrease to approximately 21%

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

We use forward contracts to hedge our foreign currency exchange risk. To the extent that these hedges qualify under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in currency other than the functional currency of the Company for fiscal 2012 and 2011 were as follows:

In Thousands
	2012	2011

Forward foreign currency contracts – gain (loss)	$(6,338)	$701
Forward foreign currency contracts – reclassified from AOCI	783	10,185
Embedded derivatives – gain	425	797
Revaluation of monetary assets/liabilities – gain	2,250	2,108

Total	$(2,880)	$13,791

New orders for fiscal 2012 were $2.1 billion compared with $1.9 billion for fiscal 2011. Orders increased across all of our segments. Backlog at the end of fiscal 2012 and 2011 was $1.3 billion. Approximately $408.0 million is scheduled to be delivered after fiscal 2013. Backlog is subject to cancellation until delivery.

Fiscal 2011 Compared with Fiscal 2010

Sales for fiscal 2011 increased 12.5% over the prior year. Sales by segment were as follows:

In Thousands	Increase (Decrease) From Prior Year	2011	2010

Avionics & Controls	6.6%	$841,939	$790,016
Sensors & Systems	38.9%	414,609	298,559
Advanced Materials	5.3%	461,437	438,026

Total		$1,717,985	$1,526,601

The $51.9 million, or 6.6% increase, in Avionics & Controls mainly reflected increased sales volumes of avionics systems of $25 million, control systems of $25 million, and communication systems of $6 million, mostly offset by decreased sales volumes of interface technologies systems. The increase in avionics systems principally reflected strong sales volumes of avionics products of $18.2 million. The increase in control systems reflected strong OEM and after-market sales and a $4.4 million retroactive price settlement due to product scope changes. The first six months of fiscal 2011 benefited from higher demand for after-market spares due to restocking of depleted inventory by our customers. During the second six months, demand levels for spares declined and more closely reflected the underlying activity of the flying fleet. The increased sales of communication systems principally reflected $37.6 million in incremental sales from the Eclipse acquisition completed in the first fiscal quarter of 2011, partially offset by decreased sales of hearing protection headset devices due to uncertainty over the U.S. and U.K. military budgets.

The $116.1 million, or 38.9% increase, in Sensors & Systems mainly reflected incremental sales from the Souriau acquisition in the third quarter of fiscal 2011 of $78 million and increased sales volumes of advanced sensors of $16 million and power systems of $22 million. The increase in advanced sensors sales mainly reflected strong aftermarket demand for temperature and pressure sensors. The increase in power systems mainly reflected higher OEM and retrofit sales for commercial aviation. Segment sales in the second, third and fourth quarters of fiscal 2011 reflected a stronger pound sterling and euro compared to the U.S. dollar compared to the prior-year period, while sales in the first quarter of fiscal 2011 reflected a weaker pound sterling and euro relative to the U.S. dollar relative to the prior-year period.

The $23.4 million, or 5.3%, increase in sales of Advanced Materials principally reflected a $33 million decrease in sales volumes of defense technologies and a $54 million increase in sales of engineered materials. The decrease in sales of defense technologies mainly reflected lower sales volumes of countermeasures, principally due to lower requirements from our non-U.S. customers. The increase in sales of engineered materials reflected strong demand for elastomer and insulation materials for commercial aerospace applications.

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

Sensors & Systems segment gross margin was 28.3% and 34.6% for fiscal 2011 and 2010, respectively. Segment gross profit was $117.4 million and $103.2 million for fiscal 2011 and 2010, respectively. Connection technologies reported only minimal gross profit, net of a $27.9 million inventory fair value adjustment, principally recognized in the fourth fiscal quarter of 2011. An additional $12.6 million in fair value adjustments was recognized in the first fiscal quarter of 2012. Approximately 55% of the increase in segment gross profit was due to increased sales volumes of pressure sensors for OEM and aftermarket requirements. About 45% of the increase in segment gross profit was due to improved gross margin on power systems from increased retrofit and OEM sales.

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

Selling, general and administrative expenses (which include corporate expenses) increased to $304.2 million in fiscal 2011 compared with $258.3 million in fiscal 2010. The $45.9 million increase reflected increases of $9 million of corporate expense, $14 million in our Avionics & Controls segment, and $23 million in our Sensors & Systems segment. The $9 million increase at corporate primarily reflects Souriau acquisition-related expenses, of which approximately $1.4 million was incurred in the fourth fiscal quarter of 2011. The $14 million increase in Avionics & Controls reflects $8 million in incremental selling, general and administrative expenses related to the Eclipse acquisition. The $23 million increase in Sensors & Systems reflects $20 million in incremental selling, general and administrative expenses related to the Souriau acquisition. Selling, general and administrative expenses in Advanced Materials increased slightly compared to the prior-year period reflecting $1.9 million for an estimated liability for an environmental issue, $2.0 million in severance at our defense technologies operations and a $1.3 million expense principally related to the write-off of accounts receivable. These increases were principally offset by a $3.2 million gain on a sale of a facility and an insurance recovery in fiscal 2010.

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

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the fourth quarter of fiscal 2011 were $45.1 million, or 9.0% of sales, compared with $83.2 million, or 19.3% of sales, for the prior-year period. The $38.1 million decrease in earnings mainly reflected the operating loss of Souriau of $21.6 million, principally due to the fair value inventory adjustment noted above and partially offset by incremental earnings of Eclipse of $2.3 million. The decrease also reflected weaker operating earnings at our avionics systems and communications headset operations totaling $15 million and defense technologies countermeasure operations totaling $8 million, partially offset by stronger operating results at our engineered materials operations of $11 million. Avionics systems earnings in the fourth quarter were impacted by higher research and development expense and lower shipments of the integrated cockpit for the T-6B military trainer compared to the same periods last year. The decrease at communication systems and defense technologies was due to lower demand for headsets and flare countermeasures, respectively, which reflect slower than expected order releases from our defense customers. Engineered materials operations benefited from strong demand for elastomer and insulation materials for commercial aerospace. The decrease in segment earnings also reflected a $2.0 million write-off of engineering costs at controls systems, a $1.1 million inventory and accounts receivable write-off at advanced sensors, a $2.0 million write-off of accounts receivable and inventory at defense technologies, and a $0.6 million late delivery penalty at engineering materials, partially offset by a $3.2 million gain on the sale of an engineered materials facility.

Segment earnings for fiscal 2011 were $240.0 million, or 14.0% of sales, compared with $228.6 million, or 15.0% of sales, for fiscal 2010. Avionics & Controls segment earnings were $135.2 million, or 16.1% of sales, in fiscal 2011 compared with $125.9 million, or 15.9% of sales, in fiscal 2010, mainly reflecting a $12 million increase in earnings from sales of avionics systems, a $9 million increase in earnings from sales of control systems, partially offset by a $10.0 million decrease in earnings from sales of communication systems, and a $2 million decrease in earnings from sales of interface technologies. Avionics systems benefited from strong gross profit, partially offset by a $14 million increase in research, development and engineering expense and a $5.0 million increase in selling, general and administrative expenses, reflecting increased bid and proposal expense and incentive compensation. Control systems benefited from increased gross profit, partially offset by a $4 million increase in research, engineering and development expense, net of a $1.1 million recovery of non-recurring engineering expense upon settlement with the customer. The decrease in communication systems earnings mainly reflected decreased gross profit from lower sales of certain communication systems for audio and data products for severe battlefield environments, resulting in a $14 million decrease in communication systems earnings, partially offset by incremental income from the Eclipse acquisition.

Sensors & Systems segment earnings were $22.5 million, or 5.4% of sales, in fiscal 2011 compared with $33.9 million, or 11.4% of sales, in fiscal 2010, principally reflecting a $6.6 million increase in advanced sensors and a $4.5 million increase in power systems, both operations benefiting from increased gross profit. Souriau incurred an operating loss of $22.4 million, principally reflecting the inventory fair value adjustment referenced above.

Advanced Materials segment earnings were $82.3 million, or 17.8% of sales, in fiscal 2011 compared with $68.8 million, or 15.7% of sales, in fiscal 2010, primarily reflecting increased earnings from sales of engineered materials, partially offset by a $15 million decrease in defense technologies. The increase in engineered materials principally reflected the increase in gross profit, a $3.2 million gain on sale of a facility, partially offset by a $1.9 million increase in an estimated liability for an environmental issue. Defense technologies principally reflected a $19 million decrease in earnings for countermeasures operations and increased earnings from combustible ordnance. The decrease in earnings for countermeasures mainly reflected the decrease in gross profit and certain charges in the fourth fiscal quarter of 2011 totaling $2.0 million, consisting principally of a write-off of an accounts receivable of $0.8 million and $0.5 million in inventory. Also, $2.0 million in severance was recorded in the third fiscal quarter of 2011.

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

We use forward contracts to hedge our foreign currency exchange risk. To the extent that these hedges qualify under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in currency other than the functional currency of the Company for fiscal 2011 and 2010 were as follows:

In Thousands

	2011	2010

Forward foreign currency contracts – gain (loss)	$701	$(139)
Forward foreign currency contracts – reclassified from AOCI	10,185	11,042
Embedded derivatives – gain (loss)	797	(1,476)
Revaluation of monetary assets/liabilities – gain (loss)	2,108	(3,282)

Total	$13,791	$6,145

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

Liquidity and Capital Resources

Working Capital and Statement of Cash Flows

Cash and cash equivalents at the end of fiscal 2012 totaled $160.7 million, a decrease of $24.4 million from the prior year. Net working capital increased to $639.3 million at the end of fiscal 2012 from $621.0 million at the end of the prior year.

Cash flows from operating activities were $194.2 million and $192.4 million in fiscal 2012 and 2011, respectively. Sources of cash flows from operating activities principally consist of cash received from the sale of products offset by cash payments for material, labor and operating expenses.

Cash flows used by investing activities were $48.5 million and $869.0 million in fiscal 2012 and 2011, respectively. Cash flows used by investing activities in fiscal 2012 principally reflected the use of cash for the purchase of capital assets of $49.4 million. Cash flows used by investing activities in fiscal 2011 principally reflected the use of cash for acquisition of businesses of $814.9 million and capital assets of $49.5 million.

Cash flows used by financing activities were $167.8 million in fiscal 2012 and cash flows provided by financing activities were $436.4 million in fiscal 2011. Cash flows used by financing activities in fiscal 2012 primarily reflected cash repayments of our long-term debt and credit facilities of $193.1 million. Cash flows provided by financing activities in fiscal 2011 primarily reflected a $400.0 million increase in our credit facility, $176.9 million in proceeds for the issuance of long-term debt and $164.9 million in cash repayments of long-term debt.

Capital Expenditures

Net property, plant and equipment was $356.4 million at the end of fiscal 2012 compared with $368.4 million at the end of the prior year. Capital expenditures for fiscal 2012 and 2011 were $49.4 million and $49.5 million, respectively (excluding acquisitions) and included facilities, machinery, equipment and enhancements to information technology systems. Capital expenditures are anticipated to approximate $80.0 million for fiscal 2013, which includes plant expansions, as well as deferred capital spending from 2011 and 2012. We will continue to support expansion through investments in infrastructure including machinery, equipment, and information systems.

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

Debt Financing

Total debt decreased $188.0 million from the prior year to approximately $848.7 million at the end of fiscal 2012. Total debt outstanding at the end of fiscal 2012 consisted of $250.0 million Senior Notes due in 2020, $175.0 million of Senior Notes due in 2017, $80.2 million (€62.0 million) under our Euro Term Loan, $240.0 million in borrowings under our secured credit facility, $44.9 million under capital lease obligations, $51.8 million government refundable advances, and $6.8 million in various foreign currency debt agreements and other debt agreements.

In July 2011, we amended the secured credit facility to provide for a new €125.0 million term loan (Euro Term Loan). The interest rate on the Euro Term Loan ranges from Euro LIBOR plus 1.5% to Euro LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At October 26, 2012, the Company had €62.0 million outstanding or $80.2 million under the Euro Term Loan at an interest rate of Euro LIBOR plus 1.75% or 1.82%. The loan amortizes at 1.25% of the original principal balance quarterly through March 2016, with the remaining balance due in July 2016.

In March 2011, we entered into a secured credit facility for $460.0 million made available through a group of banks. The credit facility is secured by substantially all of our assets and interest is based on standard inter-bank offering rates. The interest rate ranges from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At October 26, 2012, we had $240.0 million outstanding under the secured credit facility at an initial interest rate of LIBOR plus 1.75% or 1.97%.

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

The Company also has $175.0 million outstanding of Senior Notes due in 2017, with an interest rate of 6.625%. The Senior Notes are general unsecured senior obligations of the Company. In 2010, the Company entered into interest rate swap agreements to exchange the fixed interest rates on the Senior Notes due in 2017 for variable interest rates. The Senior Notes are guaranteed, jointly and severally on a senior basis, by all the existing and future domestic subsidiaries of the Company unless designated as an “unrestricted subsidiary,” and those foreign subsidiaries that executed related subsidiary guarantees under the indenture covering the Senior Notes. The Senior Notes are also subject to redemption at the option of the Company, in whole or in part, on or after March 1, 2012, at redemption prices starting at 103.3125% of the principal amount plus accrued interest during the period beginning March 1, 2007, and declining annually to 100% of principal and accrued interest on or after March 1, 2015.

We believe cash on hand, funds generated from operations and other available debt facilities are sufficient to fund operating cash requirements and capital expenditures through fiscal 2013. Current conditions in the capital markets are uncertain; however, we believe we will have adequate access to capital markets to fund future acquisitions.

Permanent Investment of Undistributed Earnings of Foreign Subsidiaries

Our non-U.S. subsidiaries have $138.8 million in cash and cash equivalents at October 26, 2012. Cash and cash equivalents at our U.S. parent and subsidiaries aggregated $21.9 million at October 26, 2012, and cash flow from these operations is sufficient to fund working capital, capital expenditures, acquisitions and debt repayments of our domestic operations. We have available credit to our U.S. parent and subsidiaries of $220.0 million on our U.S. secured credit facility. The earnings of our non-U.S. subsidiaries are considered to be indefinitely invested, and accordingly, no provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries. The amount of the unrecognized deferred income tax liability for temporary differences related to investments in foreign subsidiaries is not practical to determine because of the complexities regarding the calculation of unremitted earnings and the potential for tax credits.

Government Refundable Advances

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. These advances totaled $51.8 million and $34.5 million at October 26, 2012, and October 28, 2011, respectively. The repayment of the advances is based on year-over-year commercial aviation revenue growth at CMC beginning in 2014. Imputed interest on the advances was 5.03% at October 26, 2012.

Pension and Other Post-Retirement Benefit Obligations

Our pension plans principally include a U.S. pension plan maintained by Esterline and non-U.S. plans maintained by CMC. Our principal post-retirement plans include non-U.S. plans maintained by CMC, which are non-contributory health care and life insurance plans.

We account for pension expense using the end of the fiscal year as our measurement date and we make actuarially computed contributions to our pension plans as necessary to adequately fund benefits. Our funding policy is consistent with the minimum funding requirements of ERISA. In fiscal 2012 and 2011, operating cash flow included $27.3 million and $32.5 million, respectively, of cash funding to these pension plans. We expect pension funding requirements for the plans maintained by Esterline and CMC to be approximately $16.3 million and $10.8 million, respectively, in fiscal 2013. The rate of increase in future compensation levels is consistent with our historical experience and salary administration policies. The expected long-term rate of return on plan assets is based on long-term target asset allocations of 70% equity and 30% fixed income. We periodically review allocations of plan assets by investment type and evaluate external sources of information regarding long-term historical returns and expected future returns for each investment type, and accordingly, believe a 6.5% to 7.0% assumed long-term rate of return on plan assets is appropriate for both the Esterline and CMC plans. Current allocations are consistent with the long-term targets.

We made the following assumptions with respect to our Esterline pension obligation in 2012 and 2011:

	2012	2011
Principal assumptions as of fiscal year end:
Discount rate	3.85%	5.0%
Rate of increase in future compensation levels	4.5%	4.5%
Assumed long-term rate of return on plan assets	7.0%	7.5%

We made the following assumptions with respect to our CMC pension obligation in 2012 and 2011:

	2012	2011
Principal assumptions as of fiscal year end:
Discount rate	4.35%	5.0%
Rate of increase in future compensation levels	3.1%	3.1%
Assumed long-term rate of return on plan assets	6.5 – 6.75%	7.0%

We use a discount rate for expected returns that is a spot rate developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points in 2012, pension liabilities in total would have decreased $12.0 million or increased $12.8 million, respectively. If all other assumptions are held constant, the estimated effect on fiscal 2012 pension expense from a hypothetical 25 basis points increase or decrease in both the discount rate and expected long-term rate of return on plan assets would not have a material effect on our pension expense.

We made the following assumptions with respect to our Esterline post-retirement obligation in 2012 and 2011:

	2012	2011
Principal assumptions as of fiscal year end:
Discount rate	3.85%	5.0%
Initial weighted average health care trend rate	6.0%	6.0%
Ultimate weighted average health care trend rate	6.0%	6.0%

We made the following assumptions with respect to our CMC post-retirement obligation in 2012 and 2011:

	2012	2011
Principal assumptions as of fiscal year end:
Discount rate	4.35%	5.0%
Initial weighted average health care trend rate	3.7%	3.7%
Ultimate weighted average health care trend rate	3.2%	3.2%

The assumed health care trend rate has a significant impact on our post-retirement benefit obligations. Our health care trend rate was based on the experience of our plan and expectations for the future. A 100 basis points increase in the health care trend rate would increase our post-retirement benefit obligation by $1.1 million at October 26, 2012. A 100 basis points decrease in the health care trend rate would decrease our post-retirement benefit obligation by $0.9 million at October 26, 2012. Assuming all other assumptions are held constant, the estimated effect on fiscal 2012 post-retirement benefit expense from a hypothetical 100 basis points increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

Research and Development Expense

For the three years ended October 26, 2012, research and development expense has averaged 5.2% of sales. We estimate that research and development expense in fiscal 2013 will be about 5% to 5.5% of sales for the full year.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of fiscal year end. Liabilities for income taxes were excluded from the table, as we are not able to make a reasonably reliable estimate of the amount and period of related future payments.

In Thousands

		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years

Long-term debt [1]	$918,330	$14,488	$25,347	$483,772	$394,723
Interest obligations	194,148	29,340	58,680	52,884	53,244
Operating lease obligations	65,421	15,121	21,882	13,763	14,655
Purchase obligations	1,040,883	997,001	33,484	5,764	4,634

Total contractual obligations	$2,218,782	$1,055,950	$139,393	$556,183	$467,256

[1]	Includes $69.7 million representing interest on capital lease obligations.

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

Disclosures About Market Risk

Interest Rate Risks

Our debt includes fixed rate and variable rate obligations at October 26, 2012. We are not subject to interest rate risk on the fixed rate obligations. We are subject to interest rate risk on the Euro Term Loan, interest rate swap agreements, and U.S. credit facility. For long-term debt, the table presents principal cash flows and the related weighted-average interest rates by contractual maturities.

A hypothetical 10% increase or decrease in average market rates would not have a material effect on our pretax income.

In Thousands

	Long-Term Debt – Variable Rate
	Principal	Average
Maturing in:	Amount	Rates	[1]

2013	$8,089	*
2014	8,089	*
2015	8,089	*
2016	295,973	*
2017	0	*
2018 and thereafter	0	*

Total	$320,240

Fair Value at
10/26/2012	$320,240

[1]

Borrowings under the Euro Term Loan facility bear interest at a rate equal to either: (a) the LIBOR rate plus 1.75% or (b) the “Base Rate” (defined as the higher of Wachovia Bank, National Association’s prime rate and the Federal funds rate plus 0.50%) plus 0.75%.

In Thousands

	Long-Term Debt – Fixed Rate		Long-Term Debt – Variable Rate
						Average
	Principal	Average	Notional	Average		Receive
Maturing in:	Amount	Rates	Amount	Pay Rate	[1]	Rate

2013	$0	6.625%	$0	*		6.625%
2014	0	6.625%	0	*		6.625%
2015	0	6.625%	0	*		6.625%
2016	0	6.625%	0	*		6.625%
2017	100,000	6.625%	100,000	*		6.625%
2018 and thereafter	0	0.0%	0	*		0.0%

Total	$100,000		$100,000

Fair Value at
10/26/2012	$103,630		$2,207

[1]	The average pay rate is LIBOR plus 4.865%.

In Thousands

	Long-Term Debt – Fixed Rate		Long-Term Debt – Variable Rate
						Average
	Principal	Average	Notional	Average		Receive
Maturing in:	Amount	Rates	Amount	Pay Rate	[1]	Rate

2013	$0	6.625%	$0	*		6.625%
2014	0	6.625%	0	*		6.625%
2015	0	6.625%	0	*		6.625%
2016	0	6.625%	0	*		6.625%
2017	75,000	6.625%	75,000	*		6.625%
2018 and thereafter	0	0.0%	0	*		0.0%

Total	$75,000		$75,000

Fair Value at
10/26/2012	$77,723		$1,944

[1]	The average pay rate is LIBOR plus 4.47%.

Currency Risks

We own significant operations in Canada, France and the United Kingdom. To the extent that sales are transacted in a foreign currency, we are subject to foreign currency fluctuation risk. Furthermore, we have assets denominated in foreign currencies that are not offset by liabilities in such foreign currencies. At October 26, 2012, we had the following monetary assets subject to foreign currency fluctuation risk: U.S. dollar-denominated backlog with customers whose functional currency is other than the U.S. dollar; U.S. dollar-denominated accounts receivable and payable; and certain forward contracts, which are not accounted for as a cash flow hedge. The foreign exchange rate for the dollar relative to the euro increased to 0.773 at October 26, 2012, from 0.707 at October 28, 2011; the dollar relative to the U.K. pound increased to 0.621 from 0.620; and the dollar relative to the Canadian dollar increased to 0.997 from 0.992. Foreign currency transactions affecting monetary assets and forward contracts resulted in a $2.9 million loss in fiscal 2012, a $13.8 million gain in fiscal 2011, and a $6.1 million gain in fiscal 2010. The $13.8 million gain in fiscal 2011 included a $6.3 million gain due to our holding euros to fund the Souriau acquisition.

Our policy is to hedge a portion of our forecasted transactions using forward exchange contracts with maturities up to 45 months. The Company does not enter into any forward contracts for trading purposes. At October 26, 2012, and October 28, 2011, the notional value of foreign currency forward contracts was $359.3 million and $431.2 million, respectively. The net fair value of these contracts was a $2.5 million asset and a $5.7 million asset at October 26, 2012, and October 28, 2011, respectively. If the U.S. dollar increased by a hypothetical 5%, the effect on the fair value of the foreign currency contracts would be an increase of $19.2 million. If the U.S. dollar decreased by a hypothetical 5%, the effect on the fair value of the foreign currency contracts would be a decrease of $16.0 million.

The following tables provide information about our significant derivative financial instruments, including foreign currency forward exchange agreements and certain firmly committed sales transactions denominated in currencies other than the functional currency at October 26, 2012, and October 28, 2011. The information about certain firmly committed sales contracts and derivative financial instruments is in U.S. dollar equivalents. For forward foreign currency exchange agreements, the following tables present the notional amounts at the current exchange rate and weighted-average contractual foreign currency exchange rates by contractual maturity dates.

Firmly Committed Sales Contracts

Operations with Foreign Functional Currency

At October 26, 2012

Principal Amount by Expected Maturity

In Thousands	Firmly Committed Sales Contracts in United States Dollar
Fiscal Years	Canadian Dollar	Euro	U.K. Pound

2013	$157,010	$78,043	$60,288
2014	43,991	16,225	12,908
2015	20,685	360	2,457
2016	14,720	16	2,457
2017 and thereafter	9,499	10	6,974

Total	$245,905	$94,654	$85,084

Derivative Contracts

Operations with Foreign Functional Currency

At October 26, 2012

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Euro

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2013	$75,938	1.291
2014	4,320	1.281

Total	$80,258

Fair Value at 10/26/2012	$258

[1]	The Company has no derivative contracts maturing after fiscal 2014.

Derivative Contracts

Operations with Foreign Functional Currency

At October 26, 2012

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for U.K. Pound

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2013	$47,098	1.587
2014	16,982	1.588
2015	5,030	1.600
2016	4,633	1.599

Total	$73,743

Fair Value at 10/26/2012	$923

[1]	The Company has no derivative contracts maturing after fiscal 2016.

Derivative Contracts

Operations with Foreign Functional Currency

At October 26, 2012

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Canadian Dollar

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2013	$126,728	.992
2014	77,624	.980

Total	$204,352

Fair Value at 10/26/2012	$1,331

[1]	The Company has no derivative contracts maturing after fiscal 2014.

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

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from estimates under different assumptions or conditions. These estimates and assumptions are affected by our application of accounting policies. Our critical accounting policies include revenue recognition, accounting for the allowance for doubtful accounts receivable, accounting for inventories, impairment of goodwill and intangible assets, impairment of long-lived assets, accounting for legal contingencies, accounting for pension benefits, and accounting for income taxes.

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

As we have grown through acquisitions, we have accumulated $1.1 billion of goodwill and $47.9 million of indefinite-lived intangible assets out of total assets of $3.2 billion at October 26, 2012. The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. During the third fiscal quarter of 2012, management performed a Step One impairment test for Racal Acoustics upon identification of an indicator of impairment, since Racal Acoustics’ third quarter forecast projected an operating loss for fiscal 2012. Additionally, management determined that requirements for hearing protection devices for the U.S. Army would not recover in our five-year planning horizon in light of the cancellation of Humvee retrofits, delays in VIS-X and the slowdown in operational tempo of the U.S. armed forces as well as a global slowdown in defense spending. The excess of the carrying amount of goodwill over the implied fair value of goodwill resulted in an impairment charge of $52.2 million.

We performed our annual impairment review for fiscal 2012 as of July 28, 2012, and our Step One analysis indicates that no impairment of goodwill or other indefinite-lived assets exists at any of our other reporting units. Our Souriau reporting unit’s margin in passing the Step One analysis was about 5%, mainly reflecting lower market valuation assumptions in 2012. Management expects that continued improvements in operations will result in favorable actual results compared to our original plan. It is possible, however, that as a result of events or circumstances, we could conclude at a later date that goodwill of $328.0 million at Souriau may be considered impaired. We also may be required to record an earnings charge or incur unanticipated expenses if, due to a change in strategy or other reasons, we determined the value of other assets has been impaired. These other assets include trade names of $36.2 million and intangible assets of $186.6 million. Our CMC reporting unit’s margin in passing the Step One analysis was about 10%, mainly reflecting lower forecast operating results due to the delay in booking new cockpit integration retrofits for military transport aircraft. Management expects that new opportunities for cockpit integration will result in favorable actual results compared to our original plan. It is possible, however, that as a result of events or circumstances, we could conclude at a later date that goodwill of $239.0 million at CMC may be considered impaired. We also may be required to record an earnings charge or incur unanticipated expenses if, due to a change in strategy or other reasons, we determined the value of other assets has been impaired. These other assets include trade names of $27.4 million and intangible assets of $73.9 million. Our Eclipse Electronic Systems, Inc. (Eclipse) reporting unit’s margin in passing the Step One analysis was about 14%, mainly reflecting lower forecast operating results due to uncertainty over defense spending beginning in fiscal 2014. Management expects new opportunities for embedded communication intercept signal intelligence applications will result in more favorable results compared to our current forecast. It is possible, however, that as a result of events or circumstances, we could conclude at a later date that goodwill of $67.4 million at Eclipse may be considered impaired. We also may be required to record an earnings charge or incur unanticipated expenses if, due to a change in strategy or other reasons, we determined the value of intangible assets of up to $42.9 million has been impaired.

The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows.

We used available market data and a discounted cash flow analysis in completing our 2012 annual impairment test. We believe that our cash flow estimates are reasonable based upon the historical cash flows and future operating and strategic plans of our reporting units. In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions. Except for Souriau and CMC, the fair value of all our reporting units exceeds its book value by greater than 30%. A 0.5% change in the discount rate used in the cash flow analysis would result in a change in the fair value of our other reporting units of approximately $71.8 million. A 0.5% change in the growth rate assumed in the calculation of the terminal value of cash flows would result in a change in the fair value of our other reporting units by $53.0 million. None of these changes would have resulted in any of our other reporting units to be impaired.

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

As we have grown through acquisitions, we have accumulated $561.1 million of definite-lived intangible assets. The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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

Pension and Other Post-Retirement Benefits

We account for pension expense using the end of the fiscal year as our measurement date. We select appropriate assumptions including discount rate, rate of increase in future compensation levels and assumed long-term rate of return on plan assets and expected annual increases in costs of medical and other health care benefits in regard to our post-retirement benefit obligations. Our assumptions are based upon historical results, the current economic environment and reasonable expectations of future events. Actual results which vary from our assumptions are accumulated and amortized over future periods, and accordingly, are recognized in expense in these periods. Significant differences between our assumptions and actual experience or significant changes in assumptions could impact the pension costs and the pension obligation.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended requirements for the presentation of other comprehensive income (OCI), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment is effective for the Company at the beginning of fiscal year 2013, with early adoption permitted. The adoption of this guidance did not impact the Company’s financial position, results of operations or cash flows and only impacts the presentation of OCI on the financial statements.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

We hereby incorporate by reference the information set forth under the section “Disclosures About Market Risk” under Item 7.

Item 8.   Financial Statements and Supplementary Data

Consolidated Statement of Operations

In Thousands, Except Per Share Amounts

For Each of the Three Fiscal Years in the Period Ended October 26, 2012	2012	2011	2010

Net Sales	$1,992,318	$1,717,985	$1,526,601
Cost of Sales	1,273,365	1,128,265	1,010,390

	718,953	589,720	516,211
Expenses
Selling, general and administrative	382,887	304,154	258,290
Research, development and engineering	107,745	94,505	69,753
Gain on settlement of contingency	(11,891)	0	0
Goodwill impairment	52,169	0	0
Other income	(1,263)	(6,853)	(8)

Total Expenses	529,647	391,806	328,035

Operating Earnings From Continuing Operations	189,306	197,914	188,176
Interest income	(465)	(1,615)	(960)
Interest expense	46,238	40,216	33,181
Loss on extinguishment of debt	0	831	1,206

Income From Continuing Operations
Before Income Taxes	143,533	158,482	154,749
Income Tax Expense	29,958	24,938	24,504

Income From Continuing Operations
Including Noncontrolling Interests	113,575	133,544	130,245

Income Attributable to Noncontrolling Interests	(1,040)	(457)	(206)

Income From Continuing Operations
Attributable to Esterline, Net of Tax	112,535	133,087	130,039

Income (Loss) From Discontinued Operations
Attributable to Esterline, Net of Tax	0	(47)	11,881

Net Earnings Attributable to Esterline	$112,535	$133,040	$141,920

Earnings Per Share Attributable to Esterline – Basic:
Continuing operations	$3.66	$4.36	$4.34
Discontinued operations	.00	.00	.39

Earnings Per Share Attributable to Esterline – Basic	$3.66	$4.36	$4.73

Earnings Per Share Attributable to Esterline – Diluted:
Continuing operations	$3.60	$4.27	$4.27
Discontinued operations	.00	.00	.39

Earnings Per Share Attributable to Esterline – Diluted	$3.60	$4.27	$4.66

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

In Thousands, Except Share and Per Share Amounts

As of October 26, 2012 and October 28, 2011	2012	2011

Assets

Current Assets
Cash and cash equivalents	$160,675	$185,035
Cash in escrow	5,016	5,011
Accounts receivable, net of allowances of $9,029 and $7,063	383,362	369,826
Inventories	409,837	402,548
Income tax refundable	4,832	2,857
Deferred income tax benefits	46,000	48,251
Prepaid expenses	21,340	19,245
Other current assets	4,631	6,540

Total Current Assets	1,035,693	1,039,313

Property, Plant and Equipment
Land	32,597	34,029
Buildings	231,210	225,600
Machinery and equipment	437,734	410,291

	701,541	669,920
Accumulated depreciation	345,140	301,504

	356,401	368,416

Other Non-Current Assets
Goodwill	1,098,962	1,163,725
Intangibles, net	609,045	693,915
Debt issuance costs, net of accumulated amortization of $4,577 and $2,700	8,818	10,695
Deferred income tax benefits	97,952	79,605
Other assets	20,246	22,917

Total Assets	$3,227,117	$3,378,586

See Notes to Consolidated Financial Statements.

As of October 26, 2012 and October 28, 2011	2012	2011

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$108,689	$119,888
Accrued liabilities	269,553	270,422
Credit facilities	0	5,000
Current maturities of long-term debt	10,610	11,595
Deferred income tax liabilities	5,125	9,538
Federal and foreign income taxes	2,369	1,918

Total Current Liabilities	396,346	418,361

Long-Term Liabilities
Credit facilities	240,000	360,000
Long-term debt, net of current maturities	598,060	660,028
Deferred income tax liabilities	205,198	238,709
Pension and post-retirement obligations	132,074	107,877
Other liabilities	34,904	19,693

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 30,869,390 and 30,613,448 shares	6,174	6,123
Additional paid-in capital	569,235	551,703
Retained earnings	1,120,356	1,007,821
Accumulated other comprehensive loss	(85,284)	(2,812)

Total Esterline shareholders’ equity	1,610,481	1,562,835
Noncontrolling interests	10,054	11,083

Total Shareholders’ Equity	1,620,535	1,573,918

Total Liabilities and Shareholders’ Equity	$3,227,117	$3,378,586

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows

In Thousands

For Each of the Three Fiscal Years in the Period Ended October 26, 2012	2012	2011	2010

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$113,575	$133,497	$142,126
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided
(used) by operating activities:
Depreciation and amortization	107,792	84,658	72,117
Deferred income tax	(25,410)	(12,345)	(9,997)
Share-based compensation	9,543	7,963	7,134
Gain on sale of discontinued operations	0	0	(14,625)
Gain on sale of capital assets	(944)	(3,684)	0
Gain on settlement of contingency	(11,891)	0	0
Goodwill impairment	52,169	0	0
Working capital changes, net of effect of acquisitions:
Accounts receivable	(22,381)	23,811	(39,164)
Inventories	(19,303)	15	10,734
Prepaid expenses	(2,506)	667	1,114
Other current assets	(1,002)	(2,575)	2,285
Accounts payable	(6,482)	(2,942)	856
Accrued liabilities	14,879	(10,509)	21,303
Federal and foreign income taxes	(2,858)	(816)	(6,607)
Other liabilities	(14,702)	(22,983)	(7,571)
Other, net	3,692	(2,328)	96

	194,171	192,429	179,801
Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(49,446)	(49,507)	(45,540)
Escrow deposit	0	(14,033)	0
Proceeds from sale of discontinued operations, net of cash	0	0	24,994
Proceeds from sale of capital assets	944	9,453	595
Acquisitions of businesses, net of cash acquired	0	(814,934)	(768)

	(48,502)	(869,021)	(20,719)

For Each of the Three Fiscal Years in the Period Ended October 26, 2012	2012	2011	2010

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	7,658	13,253	13,654
Excess tax benefits from stock option exercises	382	1,830	3,488
Proceeds from credit facilities	0	400,014	(4,015)
Repayment of long-term debt and credit facilities	(193,145)	(164,916)	(183,082)
Proceeds from issuance of long-term debt	0	176,875	250,000
Proceeds from government assistance	17,285	15,000	9,168
Dividends paid to noncontrolling interests	0	(238)	(234)
Debt and other issuance costs	0	(5,398)	(4,719)

	(167,820)	436,420	84,260

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(2,209)	3,087	1,984

Net Increase (Decrease) in Cash and Cash Equivalents	(24,360)	(237,085)	245,326
Cash and Cash Equivalents – Beginning of Year	185,035	422,120	176,794

Cash and Cash Equivalents – End of Year	$160,675	$185,035	$422,120

Supplemental Cash Flow Information
Cash paid for interest	$43,854	$38,361	$30,629
Cash paid for taxes	54,366	45,074	53,704

Supplemental Non-cash Investing and Financing Activities
Capital asset and lease obligation additions	0	0	8,139

See Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders’ Equity

Noncontrolling Interest, and Comprehensive Income (Loss)

In Thousands, Except Per Share Amounts

For Each of the Three Fiscal Years in the Period Ended October 26, 2012	2012	2011	2010

Common Stock, Par Value $.20 Per Share
Beginning of year	$6,123	$6,056	$5,955
Shares issued under stock option plans	51	67	101

End of year	6,174	6,123	6,056

Additional Paid-in Capital
Beginning of year	551,703	528,724	504,549
Shares issued under stock option plans	7,989	15,016	17,041
Share-based compensation expense	9,543	7,963	7,134

End of year	569,235	551,703	528,724

Retained Earnings
Beginning of year	1,007,821	874,781	732,861
Net earnings	112,535	133,040	141,920

End of year	1,120,356	1,007,821	874,781

Accumulated Other Comprehensive Income (Loss)
Beginning of year	(2,812)	3,235	9,656
Change in fair value of derivative financial instruments, net of tax benefit of $1,158, $2,282 and $1,045	(2,399)	(5,934)	(1,407)
Change in pension and post-retirement obligations, net of tax benefit of $11,626, $5,060 and $3,741	(23,708)	(9,986)	(10,618)
Foreign currency translation adjustment	(56,365)	9,873	5,604

End of year	(85,284)	(2,812)	3,235

Noncontrolling Interests
Beginning of year	11,083	2,703	2,731
Shares repurchases	(2,069)	0	0
Noncontrolling interest resulting from an acquisition	0	8,160	0
Net changes in equity attributable to noncontrolling interest	1,040	220	(28)

End of year	10,054	11,083	2,703

Total Shareholders’ Equity	$1,620,535	$1,573,918	$1,415,499

Comprehensive Income
Net earnings	$112,535	$133,040	$141,920
Change in fair value of derivative financial instruments, net of tax	(2,399)	(5,934)	(1,407)
Change in pension and post-retirement obligations, net of tax	(23,708)	(9,986)	(10,618)
Foreign currency translation adjustment	(56,365)	9,873	5,604

Comprehensive Income	$30,063	$126,993	$135,499

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

Concentration of Risks

The Company’s products are principally focused on the aerospace and defense industry, which includes military and commercial aircraft original equipment manufacturers and their suppliers, commercial airlines, and the United States and foreign governments. Sales directly to the U.S. government aggregated 7% and 10% of sales in fiscal 2012 and 2011, respectively. Accordingly, the Company’s current and future financial performance is dependent on the economic condition of the aerospace and defense industry. The commercial aerospace market has historically been subject to cyclical downturns during periods of weak economic conditions or material changes arising from domestic or international events. Management believes that the Company’s sales are fairly well balanced across its customer base, which includes not only aerospace and defense customers but also medical and industrial commercial customers. However, material changes in the economic conditions of the aerospace industry could have a material effect on the Company’s results of operations, financial position or cash flows.

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

Financial Instruments

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, foreign currency forward contracts, and interest rate swap agreements. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair market value of the Company’s long-term debt and short-term borrowings was estimated at $882.5 million and $1.0 billion at fiscal year end 2012 and 2011, respectively. These estimates were derived using discounted cash flows with interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

Foreign Currency Exchange Risk Management

The Company is subject to risks associated with fluctuations in foreign currency exchange rates from the sale of products in currencies other than its functional currency. Furthermore, the Company has assets denominated in foreign currencies that are not offset by liabilities in such foreign currencies. The Company has significant operations in Canada, France, and the United Kingdom, and accordingly, we may experience gains or losses due to foreign exchange fluctuations.

The Company’s policy is to hedge a portion of its forecasted transactions using forward exchange contracts, with maturities up to 23 months. These forward contracts have been designated as cash flow hedges. The portion of the net gain or loss on a derivative instrument that is effective as a hedge is reported as a component of other comprehensive income in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The amount of hedge ineffectiveness has not been material in any of the three fiscal years in the period ended October 26, 2012. At October 26, 2012, and October 28, 2011, the notional value of foreign currency forward contracts accounted for as a cash flow hedge was $260.7 million and $288.9 million, respectively. The fair value of these contracts was $1.5 million and $4.6 million at October 26, 2012, and October 28, 2011, respectively. The Company does not enter into any forward contracts for trading purposes.

In July 2011, the Company entered into a Euro Term Loan for €125.0 million under the secured credit facility. The Company designated the Euro Term Loan a hedge of the investment in a certain French business unit. The foreign currency gain or loss that is effective as a hedge is reported as a component of accumulated other comprehensive income in shareholders’ equity. To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings. There was no ineffectiveness in 2012 and 2011. The gain or loss included in Accumulated Other Comprehensive Income will remain until the underlying investment in a certain French business unit is liquidated. The amount of foreign currency translation included in Accumulated Other Comprehensive Income was a gain of $19.8 million at October 26, 2012.

Interest Rate Risk Management

Depending on the interest rate environment, the Company may enter into interest rate swap agreements to convert the fixed interest rates on notes payable to variable interest rates or terminate any swap agreements in place. These interest rate swap agreements have been designated as fair value hedges. Accordingly, a gain or loss on swap agreements as well as the offsetting loss or gain on the hedged portion of notes payable are recognized in interest expense during the period of the change in fair values. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.

In December 2010, the Company entered into an interest rate swap agreement for $75.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on the $75.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.47% and was 4.78% at October 26, 2012.

In November 2010, the Company entered into an interest rate swap agreement for $100.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on the $100.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.87% and was 5.18% at October 26, 2012.

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

Foreign Currency Translation

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on year-end exchange rates. Revenue and expense accounts are translated at average exchange rates. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in shareholders’ equity as a component of comprehensive income. Accumulated gain on foreign currency translation adjustment was $12.3 million, $68.6 million and $58.8 million as of the fiscal years ended October 26, 2012, October 28, 2011, and October 29, 2010, respectively.

Foreign Currency Transaction Gains and Losses

Foreign currency transaction gains and losses are included in results of operations and are primarily the result of revaluing assets and liabilities denominated in a currency other than the functional currency, gains and losses on forward exchange contracts and the change in value of foreign currency embedded derivatives in backlog. These foreign currency transactions resulted in a $2.9 million loss in fiscal 2012, a $13.8 million gain in fiscal 2011, and a $6.1 million gain in fiscal 2010.

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. Fair value of cash equivalents approximates carrying value. Cash equivalents included $29.3 million in cash associated with a letter of credit at October 28, 2011.

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

Property, Plant and Equipment, and Depreciation

Property, plant and equipment is carried at cost and includes expenditures for major improvements. Depreciation is generally provided on the straight-line method based upon estimated useful lives ranging from 15 to 30 years for buildings and 3 to 10 years for machinery and equipment. Depreciation expense was $52.4 million, $42.5 million, and $39.5 million for fiscal years 2012, 2011 and 2010, respectively. Assets under capital leases were $38.8 million at October 26, 2012, and $38.1 million at October 28, 2011. Amortization expense of assets accounted for as capital leases is included with depreciation expense. The fair value of liabilities related to the retirement of property is recorded when there is a legal or contractual obligation to incur asset retirement costs and the costs can be estimated. The Company records the asset retirement cost by increasing the carrying cost of the underlying property by the amount of the asset retirement obligation. The asset retirement cost is depreciated over the estimated useful life of the underlying property.

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

Goodwill and Intangibles

Goodwill is not amortized, but is tested for impairment at least annually or when circumstances require. A reporting unit is generally defined at the operating segment level or at the component level one level below the operating segment, if said component constitutes a business. Goodwill is allocated to reporting units based upon the purchase price of the acquired unit, the valuation of acquired tangible and intangible assets, and liabilities assumed. When a reporting unit’s carrying value exceeds its estimated fair value, an impairment test is required. This test involves allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, with the excess of fair value over allocated net assets representing the fair value of goodwill. An impairment loss is measured as the amount by which the carrying value of goodwill exceeds the estimated fair value of goodwill.

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

Environmental

Environmental exposures are provided for at the time they are known to exist or are considered probable and reasonably estimable. No provision has been recorded for environmental remediation costs which could result from changes in laws or other circumstances currently not known by the Company. Costs provided for future expenditures on environmental remediation are not discounted to present value.

Pension Plan and Post-Retirement Benefit Plan Obligations

The Company accounts for pension expense using the end of the fiscal year as its measurement date. Management selects appropriate assumptions including discount rate, rate of increase in future compensation levels and assumed long-term rate of return on plan assets and expected annual increases in costs of medical and other health care benefits in regard to the Company’s post-retirement benefit obligations. These assumptions are based upon historical results, the current economic environment and reasonable expectations of future events. Actual results which vary from assumptions are accumulated and amortized over future periods, and accordingly, are recognized in expense in these periods. Significant differences between our assumptions and actual experience or significant changes in assumptions could impact the pension costs and the pension obligation.

Legal Expenses

The Company recognizes legal costs related to loss contingencies when the expense is incurred.

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

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year. Diluted earnings per share also includes the dilutive effect of stock options. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 627,475, 331,300, and 50,984 for fiscal 2012, 2011, and 2010, respectively. The weighted average number of shares outstanding used to compute basic earnings per share was 30,749,000, 30,509,000, and 29,973,000 for fiscal years 2012, 2011, and 2010, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 31,282,000, 31,154,000, and 30,477,000 for fiscal years 2012, 2011, and 2010, respectively.

Subsequent Events

The Company has evaluated subsequent events through the date the Consolidated Financial Statements were issued.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended requirements for the presentation of other comprehensive income (OCI), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment is effective for the Company at the beginning of fiscal year 2013, with early adoption permitted. The adoption of this guidance did not impact the Company’s financial position, results of operations or cash flows and only impacts the presentation of OCI on the financial statements.

NOTE 2:  Discontinued Operations

On September 8, 2010, the Company sold Pressure Systems, Inc., which was included in the Sensors & Systems segment, for approximately $25.0 million, resulting in an after tax gain of $10.4 million. As a result, the consolidated income statement presents Pressure Systems, Inc. as discontinued operations. There were no discontinued operations in 2012.

The operating results of the discontinued operations for fiscal years 2011 and 2010 consisted of the following:

In Thousands	2011	2010

Sales	$0	$16,509

Income (loss) before taxes	(75)	16,960
Tax expense (benefit)	(28)	5,079

Income (loss) from discontinued operations	$(47)	$11,881

NOTE 3:  Inventories

Inventories at the end of fiscal 2012 and 2011 consisted of the following:

In Thousands	2012	2011

Raw materials and purchased parts	$146,390	$130,444
Work in process	155,617	168,934
Inventory costs under long-term contracts	19,207	18,990
Finished goods	88,623	84,180

	$409,837	$402,548

NOTE 4:  Goodwill

The following table summarizes the changes in goodwill by segment for fiscal 2012 and 2011:

In Thousands	Avionics & Controls	Sensors & Systems	Advanced Materials	Total

Balance, October 29, 2010	$438,339	$87,389	$214,002	$739,730
Goodwill from acquisitions	67,613	343,053	0	410,666
Foreign currency translation adjustment	7,556	5,203	570	13,329

Balance, October 28, 2011	513,508	435,645	214,572	1,163,725
Sale of product line	(523)	0	0	(523)
Goodwill adjustments	(234)	24,280	0	24,046
Goodwill impairment	(52,169)	0	0	(52,169)
Foreign currency translation adjustment	(4,490)	(31,505)	(122)	(36,117)

Balance, October 26, 2012	$456,092	$428,420	$214,450	$1,098,962

During the third fiscal quarter of 2012, management performed a Step One impairment test for Racal Acoustics upon identification of an indicator of impairment. Racal Acoustics’ third quarter forecast projected an operating loss for fiscal 2012. Additionally, management determined that requirements for hearing protection devices for the U.S. Army would not recover in the five-year planning horizon in light of the cancellation of certain programs that include Racal Acoustics’ products, and the expected decline in demand for Racal Acoustics’ products from the U.S. armed forces. As required under U.S. GAAP, a Step Two impairment test was required because the current fair value of the business using a discounted cash flow and market approach was less than its carrying amount of the business. Under Step Two, the fair value of all Racal Acoustics’ assets and liabilities were estimated, including tangible assets, existing technology, and trade names, for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill was then compared to the recorded goodwill to determine the amount of the impairment. Assumptions used in measuring the value of these assets and liabilities included the discount rates, royalty rates, and obsolescence rates used in valuing the intangible assets, and pricing of comparable transactions in the market in valuing the tangible assets. The excess of the carrying amount of goodwill over the implied fair value of goodwill resulted in an impairment charge of $52.2 million.

NOTE 5:  Intangible Assets

Intangible assets at the end of fiscal 2012 and 2011 were as follows:

		2012		2011
In Thousands	Weighted Average Years Useful Life	Gross Carrying Amount	Accum. Amort.	Gross Carrying Amount	Accum. Amort.

Amortized Intangible Assets:
Programs	15	$701,396	$202,333	$728,433	$157,383
Core technology	16	9,589	6,112	9,589	5,514
Patents and other	12	96,721	38,140	101,834	31,835

Total		$807,706	$246,585	$839,856	$194,732

Indefinite-lived Intangible Assets:
Trademark		$47,924		$48,791

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

Amortization of intangible assets was $53,523,000, $40,539,000, and $30,705,000 in fiscal years 2012, 2011, and 2010, respectively.

Estimated amortization expense related to intangible assets for each of the next five fiscal years is as follows:

In Thousands

Fiscal Year

2013	$53,226
2014	53,432
2015	52,223
2016	51,841
2017	50,883

NOTE 6:  Accrued Liabilities

Accrued liabilities at the end of fiscal 2012 and 2011 consisted of the following:

In Thousands	2012	2011

Payroll and other compensation	$128,269	$123,454
Commissions	5,776	5,675
Casualty and medical	12,971	13,435
Interest	7,091	6,599
Warranties	21,870	19,298
State and other tax accruals	6,136	5,383
Customer deposits	18,193	25,143
Deferred revenue	30,707	22,602
Contract reserves	13,716	13,050
Forward foreign exchange contracts	2,375	614
Unclaimed property – non-U.S.	0	11,861
Environmental reserves	3,119	4,426
Asset retirement obligations	200	308
Rent and future lease obligations	2,258	1,308
Other	16,872	17,266

	$269,553	$270,422

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

In Thousands	2012	2011

Balance, beginning of year	$19,298	$17,159
Warranty costs incurred	(2,752)	(4,583)
Product warranty accrual	8,471	7,239
Acquisitions	0	645
Release of reserves	(2,967)	(1,476)
Foreign currency translation adjustment	(180)	314

Balance, end of year	$21,870	$19,298

NOTE 7:   Retirement Benefits

Approximately 40% of U.S. employees have a defined benefit earned under the Esterline pension plan.

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

The Company accounts for pension expense using the end of the fiscal year as its measurement date. In addition, the Company makes actuarially computed contributions to these plans as necessary to adequately fund benefits. The Company’s funding policy is consistent with the minimum funding requirements of ERISA. The accumulated benefit obligation and projected benefit obligation for the Esterline plans are $283,057,000 and $292,183,000, respectively, with plan assets of $217,035,000 as of October 26, 2012. The underfunded status for the Esterline plans is $75,148,000 at

October 26, 2012. Contributions to the Esterline plans totaled $17,097,000 and $24,556,000 in fiscal years 2012 and 2011, respectively. The expected funding requirement for fiscal 2013 for the U.S. pension plans maintained by Esterline is $16,304,000. The accumulated benefit obligation and projected benefit obligation for the CMC plans are $139,904,000 and $141,575,000, respectively, with plan assets of $113,883,000 as of October 26, 2012. The underfunded status for these CMC plans is $27,692,000 at October 26, 2012. Contributions to the CMC plans totaled $10,241,000 and $7,906,000 in fiscal 2012 and 2011, respectively. The expected funding requirement for fiscal 2013 for the CMC plans is $10,847,000.

Principal assumptions of the Esterline and CMC plans are as follows:

	Esterline Defined Benefit Pension Plans		CMC Defined Benefit Pension Plans
	2012	2011	2012	2011

Principal assumptions as of fiscal year end:
Discount Rate	3.85%	5.0%	4.35%	5.0%
Rate of increase in future compensation levels	4.5%	4.5%	3.1%	3.1%
Assumed long-term rate of return on plan assets	7.0%	7.5%	6.5 – 6.75%	7.0%

	Esterline Post-Retirement Benefit Plans		CMC Post-Retirement Benefit Plans
	2012	2011	2012	2011
Principal assumptions as of fiscal year end:
Discount Rate	3.85%	5.0%	4.35%	5.0%
Initial weighted average health care trend rate	6.0%	6.0%	3.7%	3.7%
Ultimate weighted average health care trend rate	6.0%	6.0%	3.2%	3.2%

The Company uses a discount rate for expected returns that is a spot rate developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points, pension liabilities in total would have decreased $12.0 million or increased $12.8 million, respectively. If all other assumptions are held constant, the estimated effect on fiscal 2012 pension expense from a hypothetical 25 basis points increase or decrease in both the discount rate and expected long-term rate of return on plan assets would not have a material effect on our pension expense. Management is not aware of any legislative or other initiatives or circumstances that will significantly impact the Company’s pension obligations in fiscal 2013.

The assumed health care trend rate has a significant impact on the Company’s post-retirement benefit obligations. The Company’s health care trend rate was based on the experience of its plan and expectations for the future. A 100 basis points increase in the health care trend rate would increase the post-retirement benefit obligation by $1.1 million. A 100 basis points decrease in the health care trend rate would decrease the post-retirement benefit obligation by $0.9 million. Assuming all other assumptions are held constant, the estimated effect on fiscal 2012 post-retirement benefit expense from a hypothetical 100 basis points increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

Plan assets are invested in a diversified portfolio of equity and debt securities, consisting primarily of common stocks, bonds and government securities. The objective of these investments is to maintain sufficient liquidity to fund current benefit payments and achieve targeted risk-adjusted returns. Management periodically reviews allocations of plan assets by investment type and evaluates external sources of information regarding the long-term historical returns and expected future returns for each investment type, and accordingly, the 6.5% to 7.0% assumed long-term rate of return on plan assets is considered to be appropriate. Allocations by investment type are as follows:

		Actual
	Target	2012	2011
Plan assets allocation as of fiscal year end:
Equity securities	55 – 75%	58.8%	52.3%
Debt securities	25 – 45%	38.7%	38.7%
Cash	0%	2.5%	9.0%
Total		100.0%	100.0%

The following table presents the fair value of the Company’s Pension Plan assets as of October 26, 2012, by asset category segregated by level within the fair value hierarchy, as described in Note 8.

In Thousands	Fair Value Hierarchy
	Level 1	Level 2	Total
Asset category:
Equity Funds
Registered Investments Company Funds – U.S. Equity	$61,634	$0	$61,634
Commingled Trust Funds – U.S. Equity	0	18,751	18,751
U.S. Equity Securities	46,140	0	46,140
Non-U.S. Equity Securities	24,986	0	24,986
Commingled Trust Fund – Non-U.S. Securities	0	45,213	45,213
Fixed Income Securities
Registered Investments Company Funds – Fixed Income	35,528	0	35,528
Commingled Trust Fund – Fixed Income	0	44,194	44,194
Non-U.S. Foreign Commercial and Government Bonds	49,749	0	49,749
Cash and Cash Equivalents	8,427	0	8,427

Total	$226,464	$108,158	$334,622

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

Valuation Techniques

Level 1 Equity Securities are actively traded on U.S. and non-U.S. exchanges and are either valued using the market approach at quoted market prices on the measurement date or at the net asset value of the shares held by the plan on the measurement date based on quoted market prices.

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

Cash and cash equivalents include cash which is used to pay benefits and cash invested in a short-term investment fund that holds securities with values based on quoted market prices, but for which the funds are not valued on quoted market basis.

Net periodic pension cost for the Company’s defined benefit plans at the end of each fiscal year consisted of the following:

In Thousands	Defined Benefit Pension Plans			Post-Retirement Benefit Plans
	2012	2011	2010	2012	2011	2010

Components of Net Periodic Cost
Service cost	$9,393	$8,583	$7,370	$436	$447	$326
Interest cost	19,403	19,044	18,950	715	754	785
Expected return on plan assets	(21,508)	(20,354)	(17,954)	0	0	0
Amortization of prior service cost	41	21	21	(69)	0	0
Amortization of actuarial (gain) loss	10,551	8,450	7,602	41	(17)	(78)

Net periodic cost	$17,880	$15,744	$15,989	$1,123	$1,184	$1,033

The funded status of the defined benefit pension and post-retirement plans at the end of fiscal 2012 and 2011 were as follows:

In Thousands	Defined Benefit Pension Plans		Post-Retirement Benefit Plans
	2012	2011	2012	2011

Benefit Obligations
Beginning balance	$401,579	$360,859	$14,392	$15,078
Currency translation adjustment	(2,623)	3,697	(175)	384
Service cost	9,393	8,583	436	447
Interest cost	19,403	19,044	715	754
Plan participants contributions	44	95	0	0
Amendment	416	0	546	(287)
Actuarial (gain) loss	50,116	18,490	1,918	(880)
Acquisitions	0	10,147	0	0
Benefits paid	(21,467)	(19,336)	(792)	(1,104)

Ending balance	$456,861	$401,579	$17,040	$14,392

Plan Assets – Fair Value
Beginning balance	$300,826	$269,889	$0	$291
Currency translation adjustment	(838)	2,873	0	4
Realized and unrealized gain (loss) on plan assets	27,918	14,936	0	0
Plan participants contributions	44	95	0	0
Company contribution	29,014	33,228	792	510
Expenses paid	(875)	(859)	0	0
Benefits paid	(21,467)	(19,336)	(792)	(805)

Ending balance	$334,622	$300,826	$0	$0

Funded Status
Fair value of plan assets	$334,622	$300,826	$0	$0
Benefit obligations	(456,861)	(401,579)	(17,040)	(14,392)

Net amount recognized	$(122,239)	$(100,753)	$(17,040)	$(14,392)

Amount Recognized in the
Consolidated Balance Sheet
Current liability	$(6,145)	$(6,711)	$(1,060)	$(557)
Non-current liability	(116,094)	(94,042)	(15,980)	(13,835)

Net amount recognized	$(122,239)	$(100,753)	$(17,040)	$(14,392)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$148,758	$115,738	$759	$(1,233)
Prior service cost	589	268	0	0

Ending balance	$149,347	$116,006	$759	$(1,233)

The accumulated benefit obligation for all pension plans was $442,165,000 at October 26, 2012, and $387,378,000 at October 28, 2011.

Estimated future benefit payments expected to be paid from the plan or from the Company’s assets are as follows:

In Thousands

Fiscal Year

2013	$25,143
2014	25,773
2015	26,786
2016	27,954
2017	29,331
2018 – 2022	174,652

Employees may participate in certain defined contribution plans. The Company’s contribution expense under these plans totaled $8,900,000, $8,203,000, and $7,533,000 in fiscal 2012, 2011, and 2010, respectively.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at the end of fiscal 2012 and 2011:

In Thousands	Level 2

	2012	2011

Assets:
Derivative contracts designated as hedging instruments	$7,753	$7,553
Derivative contracts not designated as hedging instruments	$1,387	$2,214
Embedded derivatives	$51	$38

Liabilities:
Derivative contracts designated as hedging instruments	$2,143	$1,632
Derivative contracts not designated as hedging instruments	$361	$1,070
Embedded derivatives	$470	$895

In Thousands	Level 3

	2012	2011

Liabilities:
Contingent purchase obligation	$9,000	$13,350

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

The Company’s contingent purchase obligation consists of additional consideration in connection with the acquisition of Eclipse. The contingent consideration will be paid to the seller if certain performance objectives are met over the three-year period from the date of acquisition. The value recorded on the balance sheet was derived from the estimated probability that the performance objective will be met by the end of the three-year period. The contingent purchase obligation is categorized as Level 3 in the fair value hierarchy. The Company paid $5.0 million of the contingent purchase consideration in the second fiscal quarter of 2012. The Company recorded an additional $0.7 million of contingent purchase obligation in the fourth fiscal quarter of 2012.

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company does not have any derivative instruments with credit-risk-related contingent features or that required the posting of collateral as of October 26, 2012. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of October 26, 2012, and October 28, 2011, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $358.4 million and $431.2 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In November 2010, the Company entered into an interest rate swap agreement for $100.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on the $100.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.865% and was 5.178% at October 26, 2012. The fair value of the Company’s interest rate swap was a $2.2 million asset at October 26, 2012, and was estimated by discounting expected cash flows using market interest rates. The Company records interest receivable and interest payable on interest rate swaps on a net basis. In December 2010, the Company entered into an interest rate swap agreement for $75.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on the $75.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.47% and was 4.783% at October 26, 2012. The fair value of the Company’s interest rate swap was a $1.9 million asset at October 26, 2012, and was estimated by discounting expected cash flows using market interest rates. The Company recognized a net interest receivable on the swaps of $0.5 million at October 26, 2012.

Embedded Derivative Instruments

The Company’s embedded derivatives are the result of entering into sales or purchase contracts that are denominated in a currency other than the Company’s functional currency or the supplier’s or customer’s functional currency.

Net Investment Hedge

In July 2011, the Company entered into a Euro Term Loan for €125.0 million under the secured credit facility. The Company designated the Euro Term Loan a hedge of the investment in a certain French business unit. The foreign currency gain or loss that is effective as a hedge is reported as a component of other comprehensive income in shareholders’ equity. To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings. There has been no ineffectiveness since inception of the hedge.

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at the end of fiscal 2012 and 2011 consisted of:

In Thousands	Classification	Fair Value
		2012	2011

Foreign Currency Forward Exchange Contracts:	Other current assets	$3,694	$7,092
	Other assets	1,294	1,321
	Accrued liabilities	2,228	1,606
	Other liabilities	276	1,096

Embedded Derivative Instruments:	Other current assets	$51	$38
	Accrued liabilities	148	82
	Other liabilities	322	813

Interest Rate Swap:	Long-term debt, net
	of current maturities	$4,152	$1,354

The effect of derivative instruments on the Consolidated Statement of Operations for fiscal 2012 and 2011 consisted of:

In Thousands	Location of Gain (Loss)	2012	2011

Fair Value Hedges:
Interest rate swap contracts	Interest Expense	$2,388	$2,547
Embedded derivatives	Sales	$433	$929

Cash Flow Hedges:
Foreign currency forward exchange contracts:
Amount of (loss) gain recognized in AOCI (effective portion)	AOCI	$(4,343)	$(18,307)
Amount of gain (loss) reclassified from AOCI into income	Sales	$784	$10,092

Net Investment Hedges:
Euro term loan	AOCI	$14,812	$5,054

During fiscal years 2012 and 2011, the Company recorded losses of $1.7 million and $0.3 million on foreign currency forward exchange contracts that have not been designated as an accounting hedge, respectively. These foreign currency exchange gains are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during fiscal years 2012 and 2011. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during fiscal years 2012 and 2011.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $0.7 million of net gain into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at October 26, 2012, is 23 months.

NOTE 10:   Income Taxes

Income tax expense from continuing operations for each of the fiscal years consisted of:

In Thousands	2012	2011	2010

Current
U.S. Federal	$33,790	$14,817	$16,787
State	356	2,994	2,781
Foreign	21,222	19,472	14,933

	55,368	37,283	34,501

Deferred
U.S. Federal	(4,578)	8,332	1,188
State	793	205	(480)
Foreign	(21,625)	(20,882)	(10,705)

	(25,410)	(12,345)	(9,997)

Income tax expense	$29,958	$24,938	$24,504

U.S. and foreign components of income from continuing operations before income taxes for each of the fiscal years were:

In Thousands	2012	2011	2010

U.S.	$108,436	$110,798	$71,980
Foreign	35,097	47,684	82,769

Income from continuing operations, before income taxes	$143,533	$158,482	$154,749

Primary components of the Company’s deferred tax assets (liabilities) at the end of the fiscal year resulted from temporary tax differences associated with the following:

In Thousands	2012	2011

Reserves and liabilities	$58,510	$45,526
NOL carryforwards (net of valuation allowances of $0.3 million and $0.3 million at fiscal year end 2012 and 2011, respectively)	725	247
Tax credit carryforwards (net of valuation allowance of $1.4 million at fiscal year end 2011)	26,687	26,237
Employee benefits	17,524	13,500
Retirement benefits	25,379	19,629
Non-qualified stock options	13,220	10,977
Other	600	3,560

Total deferred tax assets	142,645	119,676

Depreciation and amortization	(18,024)	(22,382)
Intangibles and amortization	(182,921)	(207,619)
Deferred costs	(5,981)	(6,216)
Hedging activities	(111)	(1,007)
Other	(1,979)	(2,843)

Total deferred tax liabilities	(209,016)	(240,067)

Net deferred tax liabilities	$(66,371)	$(120,391)

The tax credit carryforwards can be carried forward indefinitely.

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

Management believes that it is more likely than not that the Company will realize the current and long-term deferred tax assets as a result of future taxable income. Significant factors management considered in determining the probability of the realization of the deferred tax assets include expected future earnings, the Company’s historical operating results and the reversal of deferred tax liabilities. Accordingly, no valuation allowance has been recorded on the deferred tax assets other than certain net operating losses.

The U.S. and various state and foreign income tax returns are open to examination and presently several foreign income tax returns are under examination. Such examinations could result in challenges to tax positions taken, and accordingly, the Company may record adjustments to provisions based on the outcomes of such matters. However, the Company believes that the resolution of these matters, after considering amounts accrued, will not have a material adverse effect on its consolidated financial statements.

The incremental tax benefit received by the Company upon exercise of non-qualified employee stock options was $0.4 million, $1.8 million, and $3.5 million in fiscal 2012, 2011, and 2010, respectively.

A reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate for each of the fiscal years was as follows:

	2012	2011	2010

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	0.7	1.4	1.2
Foreign taxes	(14.8)	(10.6)	(8.8)
Goodwill impairment	12.7	0.0	0.0
Difference in foreign tax rates	(2.3)	(0.2)	(1.5)
Domestic manufacturing deduction	(2.3)	(1.3)	(0.7)
Research & development credits	(3.4)	(5.5)	(3.3)
Net change in tax reserves	0.5	(2.4)	(4.3)
Valuation allowance	(1.0)	(3.0)	(1.6)
Change in foreign tax rates and laws	(3.6)	(2.2)	(1.1)
Acquisition and organizational restructuring	0.0	3.0	0.0
Other, net	(0.6)	1.5	0.9

Effective income tax rate	20.9%	15.7%	15.8%

No provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries, since such earnings are considered indefinitely reinvested. The amount of undistributed foreign earnings which are considered to be indefinitely reinvested at October 26, 2012, is approximately $400.0 million. Furthermore, the Company determined it was not practical to estimate the deferred taxes on these earnings. The amount of deferred income taxes is not practical to compute due to the complexity of the Company’s international holding company structure, layers of regulatory requirements that have to be evaluated to determine the amount of allowable dividends, numerous potential repatriation scenarios that could be created to facilitate the repatriation of earnings to the U.S., and the complexity of computing foreign tax credits.

The Company adopted the provisions related to accounting for business combination transactions at the beginning of fiscal year 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In Thousands	Total

Unrecognized tax benefits as of October 28, 2011	$10,908
Unrecognized gross benefit change:
Gross increases due to prior-period adjustments	3,145
Gross (decrease) due to prior-period adjustments	0
Gross increases due to current-period adjustment	926
Gross (decrease) due to current-period adjustment	0
Gross (decrease) due to settlements with taxing authorities	0
Gross (decrease) due to a lapse with taxing authorities	0

Total change in unrecognized gross benefit	$4,071

Unrecognized tax benefits as of October 26, 2012	$14,979

Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$14,979

Statement of operations:
Total amount of interest income (expense) included in income tax expense	$(588)

Recognized in the statement of financial position:
Total amount of accrued interest included in income taxes payable	$2,024

During the next 12 months, it is reasonably possible that approximately $8.5 million of previously unrecognized tax benefits related to operating losses and tax credits could decrease as a result of settlement of examinations and/or the expiration of statutes of limitations. The Company recognizes interest related to unrecognized tax benefits in income tax expense.

The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Years No Longer
Tax Jurisdiction	Subject to Audit
U.S. Federal	2005 and prior
Canada	2004 and prior
France	2007 and prior
United Kingdom	2009 and prior

NOTE 11: Debt

Long-term debt at the end of fiscal 2012 and 2011 consisted of the following:

In Thousands	2012	2011

U.S. credit facility	$240,000	$360,000
7.00% Senior Notes, due August 2020	250,000	250,000
Euro term loan, due July 2016	80,240	162,725
6.625% Senior Notes, due March 2017	175,000	175,000
Government refundable advances	51,763	34,509
Obligations under Capital Leases	44,847	45,184
Other	6,820	4,205

	848,670	1,031,623

Less current maturities	10,610	11,595

Carrying amount of long-term debt	$838,060	$1,020,028

Long-term debt

In July 2011, the Company amended the secured credit facility to provide for a €125.0 million term loan (Euro Term Loan). The interest rate on the Euro Term Loan will range from Euro LIBOR plus 1.5% to Euro LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At October 26, 2012, the Company had €62.0 million outstanding or $80.2 million under the Euro Term Loan at an interest rate of Euro LIBOR plus 1.75% or 1.82%. The loan amortizes at 1.25% of the original principal balance quarterly through March 2016, with the remaining balance due in July 2016.

In March 2011, the Company entered into a secured credit facility for $460 million made available through a group of banks. The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. The credit facility expires in July 2016. The interest rate will range from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At October 26, 2012, the Company had $240.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.75% or 1.97%. An additional $67.8 million of unsecured foreign currency credit facilities have been extended by foreign banks for a total of $527.8 million available companywide. Available credit under the above credit facilities was $256.2 million at fiscal 2012 year end, when reduced by outstanding borrowings of $240.0 million and letters of credit of $31.7 million.

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

On March 1, 2007, the Company issued $175.0 million in 6.625% Senior Notes due March 1, 2017, and requiring semi-annual interest payments in March and September of each year until maturity. The Senior Notes are general unsecured senior obligations of the Company. The Senior Notes are guaranteed, jointly and severally on a senior basis, by all the existing and future domestic subsidiaries of the Company unless designated as an “unrestricted subsidiary,” and those foreign subsidiaries that executed related subsidiary guarantees under the indenture covering the Senior Notes. The Senior Notes were also subject to redemption at the option of the Company, in whole or in part, on or after March 1, 2012, at redemption prices starting at 103.3125% of the principal amount plus accrued interest during the period beginning March 1, 2007, and declining annually to 100% of principal and accrued interest on or after March 1, 2015.

Based on quoted market prices, the fair value of the Company’s $250.0 million 7.0% Senior Notes due August 2020 was $277.5 million and $263.1 million as of October 26, 2012, and October 28, 2011, respectively. The fair value of the Company’s $175.0 million 6.625% Senior Notes due March 2017 was $181.3 million and $175.0 million as of October 26, 2012, and October 28, 2011, respectively. The carrying amounts of the secured credit facility and Euro Term Loan due 2016 approximate fair value. Estimates of fair value for the Senior Notes are based on Level 2 inputs as defined in the fair value hierarchy.

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The repayment of this advance is based on year-over-year commercial aviation revenue growth at CMC beginning in 2014. Imputed interest on the advance was 5.03% at October 26, 2012.

In December 2010, the Company entered into an interest rate swap agreement for $75.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate, LIBOR plus 4.47%. The fair value of the Company’s interest rate swap was a $1.9 million asset at October 26, 2012.

In November 2010, the Company entered into an interest rate swap agreement for $100.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate, LIBOR plus 4.865%. The fair value of the Company’s interest rate swap was a $2.2 million asset at October 26, 2012.

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

Capital leases

In fiscal 2009, the Company amended the building lease for an interface technologies facility to extend the term of the lease to 2027. At October 26, 2012, the amount recorded as a capitalized lease obligation is $12.1 million. The imputed interest rate is 6.4%.

In fiscal 2008, the Company entered into a land and building lease for a 216,000 square-foot manufacturing facility for a control systems operation. The land and building lease has a fixed term of 30 years and includes an option to purchase the building at fair market value five years after construction is complete. The expected minimum lease payments include a 2% minimum annual rent increase. At October 26, 2012, the amount recorded as a capitalized lease obligation is $32.1 million. The imputed interest rate is 8.2%.

As of October 26, 2012, aggregate annual maturities of long-term debt and future non-cancelable minimum lease payments under capital lease obligations were as follows:

In Thousands

Fiscal Year

2013	$14,488
2014	12,760
2015	12,587
2016	300,311
2017	183,461
2018 and thereafter	394,723

Total	$918,330

Less: amount representing interest on capital leases	69,660

Total long-term debt	$848,670

A number of underlying agreements contain various covenant restrictions which include maintenance of net worth, payment of dividends, interest coverage, and limitations on additional borrowings. The Company was in compliance with these covenants at October 26, 2012.

Subsequent to year end, the Company has paid down $15,000,000 on the U.S. credit facility and $19,440,000 on the Euro Term Loan.

NOTE 12:  Commitments and Contingencies

Rental expense for operating leases for engineering, selling, administrative and manufacturing totaled $17,603,000, $14,208,000 and $14,498,000 in fiscal years 2012, 2011, and 2010, respectively.

At October 26, 2012, the Company’s rental commitments for noncancelable operating leases with a duration in excess of one year were as follows:

In Thousands

Fiscal Year

2013	$15,121
2014	12,691
2015	9,191
2016	7,218
2017	6,545
2018 and thereafter	14,655

$65,421

The Company is subject to purchase obligations for goods and services. The purchase obligations include amounts under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. As of October 26, 2012, the Company’s purchase obligations were as follows:

In Thousands

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Purchase obligations	$653,641	$613,759	$29,484	$5,764	$4,634

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

Prior to the March 2007 acquisition of CMC, CMC was involved in a transaction in which CMC shareholders had a limited amount of time in which to tender their shares in exchange for cash. In May 2008, after the prescribed time period had expired, CAD $11.8 million remained unclaimed. As a result, the paying agent returned the unclaimed amount to CMC in accordance with Canadian law. In December 2008, CMC’s former parent company instituted a legal action against the paying agent, alleging negligence and breached contract terms by returning the funds to CMC. The plaintiff lost at trial and appealed. In the second quarter of fiscal 2012, CMC received notice that the plaintiff abandoned its appeal. In addition, CMC and the paying agent settled all remaining issues. Management concluded that all contingencies relating to this matter were resolved, and accordingly, the Company recorded a gain of approximately CAD $11.8 million or $11.9 million or $9.5 million after tax, in the second fiscal quarter of 2012.

Approximately 579 U.S.-based employees or 12% of total U.S.-based employees were represented by various labor unions. The Company’s European operations are subject to national trade union agreements and to local regulations governing employment.

NOTE 13:  Employee Stock Plans

The Company has three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for fiscal 2012, 2011, and 2010 was $9.5 million, $7.9 million, and $7.1 million, respectively. The total income tax benefit recognized in the income statement for the share-based compensation arrangement for fiscal 2012, 2011, and 2010 was $2.9 million, $2.7 million, and $2.2 million, respectively.

Employee Stock Purchase Plan

The Company offers an employee stock purchase plan to its employees. The plan qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code. Employees are eligible to participate through payroll deductions subject to certain limitations.

The plan is as a safe harbor design where shares are purchased by participants at 95% of the fair market value on the purchase date and, therefore, compensation cost is not recorded. During fiscal 2012, employees purchased 32,238 shares at a fair market value price of $57.10 per share. At the end of fiscal 2012, the Company had reserved 73,794 shares for issuance under its employee share-save scheme for U.K. employees, leaving a balance of 682,119 shares available for issuance in the future. As of October 26, 2012, deductions aggregating $703,875 were accrued for the purchase of shares on December 15, 2012.

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

Under the employee share-save scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 45,063, 9,956 and 10,133 options in fiscal 2012, 2011, and 2010, respectively. The weighted-average grant date fair value of options granted in fiscal 2012 was $19.85 per share. During fiscal 2012, 150,769 options were exercised at a weighted average exercise price of $19.85.

The fair value of the awards under the employee share-save scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect the time of grant.

	2012	2011	2010

Volatility	38.96%	51.10%	51.61%
Risk-free interest rate	0.38%	0.98%	1.34%
Expected life (years)	3	3	3
Dividends	0	0	0

Equity Incentive Plan

The Company also provides an equity incentive plan for officers and key employees. At the end of fiscal 2012, the Company had 2,696,775 shares reserved for issuance to officers and key employees, of which 572,475 shares were available to be granted in the future.

The Board of Directors authorized the Compensation Committee to administer awards granted under the equity incentive plan and to establish the terms of such awards. Awards under the equity incentive plan may be granted to eligible employees of the Company over the 10-year period ending March 3, 2014. Options granted become exercisable ratably over a period of four years following the date of grant and expire on the tenth anniversary of the grant. Option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The weighted-average grant date fair value of the options granted in fiscal 2012 and 2011 was $24.61 per share and $32.51 per share, respectively.

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

	2012	2011	2010

Volatility	41.62 – 44.29%	40.8 – 42.8%	43.0 – 43.2%
Risk-free interest rate	0.91 – 2.11%	2.02 – 3.64%	2.42 – 4.00%
Expected life (years)	4.5 – 9.5	4.5 – 9.5	4.5 – 9.5
Dividends	0	0	0

The following table summarizes the changes in outstanding options granted under the Company’s stock option plans:

	2012		2011		2010
	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price
Outstanding, beginning of year	1,825,300	$44.49	1,838,950	$39.31	1,960,775	$35.54
Granted	386,400	52.97	331,300	67.03	359,800	41.83
Exercised	(60,775)	36.52	(295,175)	37.03	(455,700)	24.96
Cancelled	(26,625)	50.68	(49,775)	47.28	(25,925)	41.37

Outstanding, end of year	2,124,300	$46.18	1,825,300	$44.49	1,838,950	$39.31

Exercisable, end of year	1,258,900	$41.89	994,950	$39.85	956,350	$38.73

The aggregate intrinsic value of the option shares outstanding and exercisable at October 26, 2012, was $25.4 million and $19.1 million, respectively.

The number of option shares vested or that are expected to vest at October 26, 2012, was 2.0 million and the aggregate intrinsic value was $24.5 million. The weighted average exercise price and weighted average remaining contractual term of option shares vested or that are expected to vest at October 26, 2012, was $45.87 and 6.0 years, respectively. The weighted-average remaining contractual term of option shares currently exercisable is 4.7 years as of October 26, 2012.

The table below presents stock activity related to stock options exercised in fiscal 2012 and 2011:

In Thousands	2012	2011

Proceeds from stock options exercised	$5,240	$11,710
Tax benefits related to stock options exercised	$366	$1,830
Intrinsic value of stock options exercised	$1,751	$9,940

Total unrecognized compensation expense for options that have not vested as of October 26, 2012, is $7.2 million, which will be recognized over a weighted average period of 1.9 years. The total fair value of option shares vested during the year ended October 26, 2012, was $7.5 million.

The following table summarizes information for stock options outstanding at October 26, 2012:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise Prices	Shares	Life (years)	Price	Shares	Price

$19.65 – 38.00	418,300	5.2	$ 30.65	326,975	$ 30.43
38.01 – 40.00	400,375	3.4	38.93	398,375	38.93
40.01 – 50.00	343,950	6.5	41.97	194,750	42.55
50.01 – 55.00	576,000	7.0	51.93	260,500	52.74
55.01 – 79.90	385,675	8.4	65.72	78,300	67.10

In December 2012, the Board of Directors and Compensation Committee approved restricted stock unit awards under the equity incentive plan that will fully vest on the three-year anniversary on the date of grant. Upon vesting, each recipient will receive one share of the Company’s common stock for each restricted stock unit. There were no restricted stock units issued in fiscal 2012.

NOTE 14:  Capital Stock

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value). At the end of fiscal 2012, there were no shares of preferred stock or serial preferred stock outstanding.

NOTE 15:  Acquisitions

On July 26, 2011, the Company acquired the Souriau Group (Souriau) for approximately $726.7 million, including cash on hand of $17.8 million. Souriau is a leading global supplier of highly engineered connectors for harsh environments serving aerospace, defense & space, power generation, rail, and industrial equipment markets. Souriau is included in the Sensors & Systems segment.

The following summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The fair value adjustment for inventory was $41.7 million, which has been recognized as cost of goods sold over 4.5 months, the estimated inventory turnover. Acquisition-related costs of $9.2 million have been recognized as selling, general and administrative expense in fiscal 2011. The purchase price includes the value of future development of existing technologies, the introduction of new technologies, and the addition of new customers. These factors resulted in recording goodwill of $378.3 million. The amount allocated to goodwill is not deductible for income tax purposes.

In Thousands

As of July 26, 2011

Current assets	$228,199
Property, plant and equipment	91,843
Intangible assets subject to amortization
Programs (15 year weighted average useful life)	224,296
Trade name (10 year weighted average useful life)	45,709
Goodwill	378,256
Other assets	6,900

Total assets acquired	975,203

Current liabilities assumed	110,596
Long-term liabilities assumed	129,533
Noncontrolling interest	8,369

Net assets acquired	$726,705

Pro Forma Financial Information

The following pro forma financial information shows the results of continuing operations for the year ended October 28, 2011, as though the acquisition of Souriau had occurred at the beginning of the fiscal year. The pro forma financial information includes, where applicable, adjustments for: (i) the amortization of acquired intangible assets, (ii) additional interest expense on acquisition-related borrowings and (iii) the income tax effect on the pro forma adjustments. The pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future.

In Thousands	2011

Pro forma net sales	$1,972,079
Pro forma net income	$159,353

Basic earnings per share as reported	$4.36
Pro forma basic earnings per share	$5.22

Diluted earnings per share as reported	$4.27
Pro forma diluted earnings per share	$5.12

On December 30, 2010, the Company acquired Eclipse Electronic Systems, Inc. (Eclipse) for $123.8 million. The purchase price includes cash of $14.0 million in contingent consideration, which was deposited in an escrow account and will be paid to the seller if certain performance objectives are met over the three-year period. The estimated fair value of the contingent consideration was $13.4 million at the date of acquisition. On February 2, 2012, the Company paid the initial $5.0 million of three installments totaling $14.0 million of contingent consideration. As of October 26, 2012, the estimated fair value of the contingent consideration was $9.0 million. Eclipse is a designer and manufacturer of embedded communication intercept receivers for signal intelligence applications. Eclipse is included in the Avionics & Controls segment.

The following summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price includes the value of future development of existing technologies, the introduction of new technologies, and the addition of new customers. These factors resulted in recording goodwill of $67.4 million. The amount allocated to goodwill is not deductible for income tax purposes.

In Thousands

As of December 30, 2010

Current assets	$31,827
Property, plant and equipment	2,154
Intangible assets subject to amortization
Technology (9 year weighted average useful life)	53,200
Goodwill	67,378

Total assets acquired	154,559

Current liabilities assumed	35,740
Long-term liabilities assumed	8,350

Net assets acquired	$110,469

The above acquisitions were accounted for under the purchase method of accounting and the results of operations were included from the effective date of each acquisition.

NOTE 16: Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss:

In Thousands	2012	2011

Unrealized gain on derivative contracts	$2,181	$5,738
Tax effect	(558)	(1,716)

	1,623	4,022

Pension and post-retirement obligations	(150,106)	(114,773)
Tax effect	50,927	39,302

	(99,179)	(75,471)

Currency translation adjustment	12,272	68,637

Accumulated other comprehensive loss	$(85,284)	$(2,812)

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

Details of the Company’s operations by business segment for the last three fiscal years were as follows:

In Thousands	2012	2011	2010

Sales
Avionics & Controls	$790,015	$841,939	$790,016
Sensors & Systems	702,394	414,609	298,559
Advanced Materials	499,909	461,437	438,026

	$1,992,318	$1,717,985	$1,526,601

Income From Continuing Operations
Avionics & Controls [1]	$54,917	$135,187	$125,888
Sensors & Systems	70,890	22,536	33,894
Advanced Materials	93,546	82,307	68,785

Segment Earnings	219,353	240,030	228,567

Corporate expense	(43,201)	(48,969)	(40,399)
Gain on settlement of contingency	11,891	0	0
Other income (expense)	1,263	6,853	8
Loss on extinguishment of debt	0	(831)	(1,206)
Interest income	465	1,615	960
Interest expense	(46,238)	(40,216)	(33,181)

	$143,533	$158,482	$154,749

Identifiable Assets
Avionics & Controls	$1,261,300	$1,333,735	$1,253,605
Sensors & Systems	1,204,073	1,349,776	432,099
Advanced Materials	558,058	563,662	607,040
Corporate [2]	203,686	131,413	294,994

	$3,227,117	$3,378,586	$2,587,738

Capital Expenditures [3]
Avionics & Controls [3]	$14,356	$22,369	$11,892
Sensors & Systems	18,788	10,469	8,021
Advanced Materials	14,783	16,341	25,309
Discontinued Operations	0	0	123
Corporate	1,519	328	195

	$49,446	$49,507	$45,540

Depreciation and Amortization
Avionics & Controls	$40,096	$38,391	$32,841
Sensors & Systems	40,333	20,523	13,264
Advanced Materials	24,666	23,439	22,914
Discontinued Operations	0	0	583
Corporate	2,697	2,305	2,515

	$107,792	$84,658	$72,117

[1]	Fiscal 2012 includes a $52.2 million impairment charge against Racal Acoustics’ goodwill.
[2]	Primarily cash and deferred tax assets (see Note 10).
[3]	Excludes capital expenditures accounted for as a capitalized lease obligation of $8,139 in fiscal 2010.

The Company’s operations by geographic area for the last three fiscal years were as follows:

In Thousands	2012	2011	2010

Sales [1]
Domestic
Unaffiliated customers – U.S.	$813,375	$747,021	$666,645
Unaffiliated customers – export	197,142	171,416	147,008
Intercompany	35,779	32,197	25,491

	1,046,296	950,634	839,144
Canada
Unaffiliated customers	267,304	317,924	287,365
Intercompany	2,844	5,318	4,490

	270,148	323,242	291,855
France
Unaffiliated customers	410,766	160,993	98,641
Intercompany	41,454	17,724	12,104

	452,220	178,717	110,745
United Kingdom
Unaffiliated customers	235,699	228,383	255,313
Intercompany	19,305	23,563	12,232

	255,004	251,946	267,545
All Other Foreign
Unaffiliated customers	68,032	92,248	71,629
Intercompany	37,683	29,640	14,533

	105,715	121,888	86,162

Eliminations	(137,065)	(108,442)	(68,850)

	$1,992,318	$1,717,985	$1,526,601

In Thousands	2012	2011	2010

Segment Earnings [2]
Domestic	$172,046	$178,145	$132,966
Canada	33,777	38,027	35,583
France	33,152	(7,615)	16,096
United Kingdom	(29,237)	24,305	39,250
All other foreign	9,615	7,168	4,672

	$219,353	$240,030	$228,567

Identifiable Assets [3]
Domestic	$1,015,994	$947,896	$756,043
Canada	576,053	583,042	638,199
France	836,578	1,050,999	214,669
United Kingdom	477,214	582,436	614,523
All other foreign	117,592	82,800	69,310

	$3,023,431	$3,247,173	$2,292,744

[1]	Based on country from which the sale originated and the sale was recorded.
[2]	Before corporate expense, shown on page 72.
[3]	Excludes corporate, shown on page 72.

The Company’s foreign operations consist of manufacturing facilities located in Canada, China, the Dominican Republic, France, Germany, India, Mexico, Morocco, and the United Kingdom, and include sales and service operations located in Brazil, China, and Singapore. Intercompany sales are at prices comparable with sales to unaffiliated customers. U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 19.4% and 5.4%, respectively, in fiscal 2012 and 7.0% of consolidated sales. In fiscal 2011, the U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 19.9% and 3.8%, respectively, and 7.0% of consolidated sales. In fiscal 2010, U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 25.2% and 5.9%, respectively, and 10.0% of consolidated sales.

Product lines contributing sales of 10% or more of total sales in any of the last three fiscal years were as follows:

	2012	2011	2010

Connectors	17%	5%	0%
Avionics	11%	16%	17%

NOTE 18: Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly financial information:

In Thousands, Except Per Share Amounts

Fiscal Year 2012	Fourth		Third		Second		First

Net sales	$530,656		$485,949		$504,831		$470,882
Gross margin	204,253		172,096		184,523		158,081

Income from continuing operations	61,660	[1]	(17,104	) [2,3,4]	45,191	[5]	22,788	[6]
Income from discontinued operations	0		0		0		0

Net earnings	$61,660		$(17,104)		$45,191		$22,788

Earnings per share – basic
Continuing operations	$2.00		$(.55)		$1.47		$.74
Discontinued operations	.00		.00		.00		.00

Earnings per share – basic	$2.00		$(.55)		$1.47		$.74

Earnings per share – diluted
Continuing operations	$1.97		$(.55)		$1.44		$.73
Discontinued operations	.00		.00		.00		.00

Earnings per share – diluted [9]	$1.97		$(.55)		$1.44		$.73

Fiscal Year 2011	Fourth		Third		Second		First

Net sales	$502,397		$409,512		$435,277		$370,799
Gross margin	153,112		143,539		160,947		132,122

Income from continuing operations	19,412	[7,8,9,10]	37,741	[11]	45,951	[12]	29,983
Income from discontinued operations	28		(46)		(37)		8

Net earnings	$19,440		$37,695		$45,914		$29,991

Earnings per share – basic
Continuing operations	$.64		$1.23		$1.51		$.99
Discontinued operations	.00		.00		.00		.00

Earnings per share – basic	$.64		$1.23		$1.51		$.99

Earnings per share – diluted
Continuing operations	$.62		$1.21		$1.47		$.97
Discontinued operations	.00		.00		.00		.00

Earnings per share – diluted [13]	$.62		$1.21		$1.47		$.97

[1]	Included a $1.4 million release of valuation allowance related to foreign tax credits as a result of finalizing a tax examination.

[2]	Included a $52.2 million goodwill impairment charge related to Racal Acoustics.

[3]	Included a $2.9 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.

[4]	Included a $1.7 million tax benefit as a result of reconciling the prior year’s U.S. income tax return to the U.S. income tax provision and settlement of tax examinations.

[5]	Included a $9.5 million gain on settlement of a contingency, net of tax.

[6]	Included $2.3 million of discrete tax benefits due to a change in French tax laws associated with the holding company structure and the financing of the Souriau acquisition.

[7]	Included a $2.0 million gain on sale of an engineered materials facility, net of tax.

[8]

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

[9]

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

[10]

Included $1.2 million in working capital charges, net of tax. Approximately $0.7 million, net of tax, was due to an inventory and trade accounts receivable write off at advanced sensors. Approximately $0.5 million, net of tax, was due to an inventory write off at defense technologies.

[11]

Included a $5.2 million benefit as a result of the release of tax reserves for uncertain tax positions associated with losses on the disposition of assets. This release resulted from the expiration of a statute of limitations.

[12]	Included a $3.1 million reduction of valuation allowances related to net operating losses and foreign tax credits that were generated in prior years.

[13]

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

NOTE 19: Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for fiscal 2012, 2011, and 2010 for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the current subsidiary guarantors (Guarantor Subsidiaries) of the secured credit facility, Senior Notes due 2017, and Senior Notes due 2020; and (c) on a combined basis, the subsidiaries that are not guarantors of the secured credit facility, Senior Notes due 2017, and Senior Notes due 2020 (Non-Guarantor Subsidiaries). The Guarantor Subsidiaries previously guaranteed the Senior Subordinated Notes due 2013 that were repurchased or otherwise redeemed in August 2010. The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the secured credit facility, the Senior Notes due 2017, and the Senior Notes due 2020.

Condensed Consolidating Balance Sheet as of October 26, 2012

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$16,770	$1,324	$142,581	$0	$160,675
Cash in escrow	5,016	0	0	0	5,016
Accounts receivable, net	181	140,631	242,550	0	383,362
Inventories	0	159,573	250,264	0	409,837
Income tax refundable	0	4,832	0	0	4,832
Deferred income tax benefits	22,874	105	23,021	0	46,000
Prepaid expenses	76	5,391	15,873	0	21,340
Other current assets	134	552	3,945	0	4,631

Total Current Assets	45,051	312,408	678,234	0	1,035,693

Property, Plant & Equipment, Net	2,811	161,998	191,592	0	356,401
Goodwill	0	314,641	784,321	0	1,098,962
Intangibles, Net	0	126,142	482,903	0	609,045
Debt Issuance Costs, Net	7,508	0	1,310	0	8,818
Deferred Income Tax Benefits	36,610	(283)	61,625	0	97,952
Other Assets	8,082	1,561	10,603	0	20,246
Amounts Due From (To) Subsidiaries	0	491,143	0	(491,143)	0
Investment in Subsidiaries	2,457,859	1,179,938	170,223	(3,808,020)	0

Total Assets	$2,557,921	$2,587,548	$2,380,811	$(4,299,163)	$3,227,117

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$1,944	$26,351	$80,394	$0	$108,689
Accrued liabilities	17,495	79,103	172,955	0	269,553
Credit facilities	0	0	0	0	0
Current maturities of long-term debt	0	174	10,436	0	10,610
Deferred income tax liabilities	213	(1)	4,913	0	5,125
Federal and foreign income taxes	(3,418)	(23,822)	29,609	0	2,369

Total Current Liabilities	16,234	81,805	298,307	0	396,346

Credit Facilities	240,000	0	0	0	240,000
Long-Term Debt, Net	429,152	44,107	124,801	0	598,060
Deferred Income Tax Liabilities	46,730	(7)	158,475	0	205,198
Pension and Post-Retirement Obligations	20,507	54,886	56,681	0	132,074
Other Liabilities	5,189	4,194	25,521	0	34,904
Amounts Due To (From) Subsidiaries	179,574	0	369,962	(549,536)	0
Shareholders’ Equity	1,620,535	2,402,563	1,347,064	(3,749,627)	1,620,535

Total Liabilities and Shareholders’ Equity	$2,557,921	$2,587,548	$2,380,811	$(4,299,163)	$3,227,117

Condensed Consolidating Statement of Operations for the fiscal year ended October 26, 2012

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$ 0	$ 920,027	$ 1,076,296	$ (4,005)	$ 1,992,318
Cost of Sales	0	569,181	708,189	(4,005)	1,273,365

	0	350,846	368,107	0	718,953
Expenses
Selling, general and administrative	0	146,761	236,126	0	382,887
Research, development and engineering	0	50,372	57,373	0	107,745
Gain on settlement of contingency	0	0	(11,891)	0	(11,891)
Goodwill impairment	0	0	52,169	0	52,169
Other income	0	0	(1,263)	0	(1,263)

Total Expenses	0	197,133	332,514	0	529,647

Operating Earnings from Continuing Operations	0	153,713	35,593	0	189,306
Interest income	(14,178)	(16,141)	(60,299)	90,153	(465)
Interest expense	34,948	27,210	74,233	(90,153)	46,238
Loss on extinguishment of debt	0	0	0	0	0

Income (Loss) from Continuing Operations Before Taxes	(20,770)	142,644	21,659	0	143,533
Income Tax Expense (Benefit)	(5,591)	32,314	3,235	0	29,958

Income (Loss) From Continuing Operations Including Noncontrolling Interests	(15,179)	110,330	18,424	0	113,575
Income Attributable to Noncontrolling Interests	0	0	(1,040)	0	(1,040)

Income (Loss) From Continuing Operations Attributable to Esterline, Net of Tax	(15,179)	110,330	17,384	0	112,535

Income From Discontinued
Operations Attributable to
Esterline, Net of Tax	0	0	0	0	0
Equity in Net Income of Consolidated Subsidiaries	127,714	17,659	(145)	(145,228)	0

Net Earnings (Loss) Attributable to Esterline	$ 112,535	$ 127,989	$ 17,239	$ (145,228)	$ 112,535

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 26, 2012

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$113,575	$127,989	$17,239	$(145,228)	$113,575
Depreciation & amortization	0	39,405	68,387	0	107,792
Deferred income taxes	18,013	(20,600)	(22,823)	0	(25,410)
Share-based compensation	0	4,246	5,297	0	9,543
Gain on sale of discontinued operations	0	0	0	0	0
Gain on sale of capital assets	0	(410)	(534)	0	(944)
Gain on settlement of contingency	0	0	(11,891)	0	(11,891)
Goodwill impairment	0	0	52,169	0	52,169
Working capital changes, net of effect of acquisitions
Accounts receivable	(23)	(2,704)	(19,654)	0	(22,381)
Inventories	0	(15,707)	(3,596)	0	(19,303)
Prepaid expenses	(17)	(385)	(2,104)	0	(2,506)
Other current assets	6	(208)	(800)	0	(1,002)
Accounts payable	1,132	(174)	(7,440)	0	(6,482)
Accrued liabilities	(1,929)	(156)	16,964	0	14,879
Federal & foreign income taxes	(4,345)	(3,497)	4,984	0	(2,858)
Other liabilities	(20,618)	12,196	(6,280)	0	(14,702)
Other, net	(1,418)	580	4,530	0	3,692

	104,376	140,575	94,448	(145,228)	194,171

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(1,503)	(23,553)	(24,390)	0	(49,446)
Escrow deposit	0	0	0	0	0
Proceeds from sale of discontinued operations, net	0	0	0	0	0
Proceeds from sale of capital assets	0	410	534	0	944
Acquisitions of businesses, net of cash acquired	0	0	0	0	0

	(1,503)	(23,143)	(23,856)	0	(48,502)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 26, 2012

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	7,658	0	0	0	7,658
Excess tax benefits from stock option exercises	382	0	0	0	382
Proceeds from credit facilities	0	0	0	0	0
Repayment of long-term debt and credit facilities	(120,000)	(405)	(72,740)	0	(193,145)
Proceeds from issuance of long-term debt	0	0	0	0	0
Proceeds from government assistance	0	0	17,285	0	17,285
Dividends paid to noncontrolling interest	0	0	0	0	0
Debt and other issuance costs	0	0	0	0	0
Net change in intercompany financing	(24,731)	(129,158)	8,661	145,228	0

	(136,691)	(129,563)	(46,794)	145,228	(167,820)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	751	5	(2,965)	0	(2,209)

Net Increase (Decrease) in Cash and Cash Equivalents	(33,067)	(12,126)	20,833	0	(24,360)
Cash and Cash Equivalents – Beginning of Year	49,837	13,450	121,748	0	185,035

Cash and Cash Equivalents – End of Year	$16,770	$1,324	$142,581	$0	$160,675

Condensed Consolidating Balance Sheet as of October 28, 2011

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$49,837	$13,450	$121,748	$0	$185,035
Cash in escrow	5,011	0	0	0	5,011
Accounts receivable, net	158	137,927	231,741	0	369,826
Inventories	0	143,866	258,682	0	402,548
Income tax refundable	0	0	2,857	0	2,857
Deferred income tax benefits	25,585	1,574	21,092	0	48,251
Prepaid expenses	59	5,006	14,180	0	19,245
Other current assets	140	344	6,056	0	6,540

Total Current Assets	80,790	302,167	656,356	0	1,039,313

Property, Plant &
Equipment, Net	1,109	161,297	206,010	0	368,416
Goodwill	0	313,788	849,937	0	1,163,725
Intangibles, Net	0	140,590	553,325	0	693,915
Debt Issuance Costs, Net	9,033	0	1,662	0	10,695
Deferred Income Tax
Benefits	27,925	125	51,555	0	79,605
Other Assets	10,307	2,321	10,289	0	22,917
Amounts Due From (To)
Subsidiaries	350,407	482,330	0	(832,737)	0
Investment in Subsidiaries	1,953,823	624,856	321,170	(2,899,849)	0

Total Assets	$2,433,394	$2,027,474	$2,650,304	$(3,732,586)	$3,378,586

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$812	$26,525	$92,551	$0	$119,888
Accrued liabilities	18,587	79,524	172,311	0	270,422
Credit facilities	0	0	5,000	0	5,000
Current maturities of long-term debt	0	211	11,384	0	11,595
Deferred income tax liabilities	238	(1)	9,301	0	9,538
Federal and foreign income taxes	(1,326)	(25,185)	28,429	0	1,918

Total Current Liabilities	18,311	81,074	318,976	0	418,361

Credit Facilities	360,000	0	0	0	360,000
Long-Term Debt, Net	426,354	44,289	189,385	0	660,028
Deferred Income Tax Liabilities	32,959	21,971	183,779	0	238,709
Pension and Post-Retirement Obligations	17,849	38,335	51,693	0	107,877
Other Liabilities	4,003	8,549	7,141	0	19,693
Amounts Due To (From) Subsidiaries	0	0	444,820	(444,820)	0
Shareholders’ Equity	1,573,918	1,833,256	1,454,510	(3,287,766)	1,573,918

Total Liabilities and Shareholders’ Equity	$2,433,394	$2,027,474	$2,650,304	$(3,732,586)	$3,378,586

Condensed Consolidating Statement of Operations for the fiscal year ended October 28, 2011

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$880,711	$840,130	$(2,856)	$1,717,985
Cost of Sales	0	563,033	568,088	(2,856)	1,128,265

	0	317,678	272,042	0	589,720

Expenses
Selling, general and administrative	0	120,548	183,606	0	304,154
Research, development and engineering	0	39,352	55,153	0	94,505
Gain on settlement of contingency	0	0	0	0	0
Goodwill impairment	0	0	0	0	0
Other (income) expense	0	38	(6,891)	0	(6,853)

Total Expenses	0	159,938	231,868	0	391,806

Operating Earnings from
Continuing Operations	0	157,740	40,174	0	197,914
Interest income	(15,461)	(4,702)	(45,411)	63,959	(1,615)
Interest expense	33,270	22,178	48,727	(63,959)	40,216
Loss on extinguishment of debt	831	0	0	0	831

Income (Loss) from Continuing
Operations Before Taxes	(18,640)	140,264	36,858	0	158,482
Income Tax Expense (Benefit)	(4,274)	21,322	7,890	0	24,938

Income (Loss) From Continuing
Operations Including
Noncontrolling Interests	(14,366)	118,942	28,968	0	133,544
Income Attributable to
Noncontrolling Interests	0	0	(457)	0	(457)

Income (Loss) From Continuing
Operations Attributable to
Esterline, Net of Tax	(14,366)	118,942	28,511	0	133,087

Income From Discontinued
Operations Attributable to
Esterline, Net of Tax	0	(47)	0	0	(47)
Equity in Net Income of
Consolidated Subsidiaries	147,406	16,523	13,103	(177,032)	0

Net Earnings (Loss)
Attributable to Esterline	$133,040	$135,418	$41,614	$(177,032)	$133,040

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 28, 2011

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$133,497	$135,418	$41,614	$(177,032)	$133,497
Depreciation & amortization	0	35,616	49,042	0	84,658
Deferred income taxes	11,438	707	(24,490)	0	(12,345)
Share-based compensation	0	3,617	4,346	0	7,963
Gain on sale of discontinued operations	0	0	0	0	0
Gain on sale of capital assets	0	(3,605)	(79)	0	(3,684)
Gain on settlement of contingency	0	0	0	0	0
Goodwill impairment	0	0	0	0	0
Working capital changes, net of effect of acquisitions
Accounts receivable	116	1,768	21,927	0	23,811
Inventories	0	(8,452)	8,467	0	15
Prepaid expenses	(10)	722	(45)	0	667
Other current assets	(140)	(300)	(2,135)	0	(2,575)
Accounts payable	(132)	(2,219)	(591)	0	(2,942)
Accrued liabilities	362	(6,253)	(4,618)	0	(10,509)
Federal & foreign income taxes	11,949	(6,050)	(6,715)	0	(816)
Other liabilities	(16,200)	(3,996)	(2,787)	0	(22,983)
Other, net	8,164	(19,245)	8,753	0	(2,328)

	149,044	127,728	92,689	(177,032)	192,429

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(328)	(22,724)	(26,455)	0	(49,507)
Escrow deposit	(14,033)	0	0	0	(14,033)
Proceeds from sale of discontinued operations, net	0	0	0	0	0
Proceeds from sale of capital assets	0	6,541	2,912	0	9,453
Acquisitions of businesses, net of cash acquired	0	(106,059)	(708,875)	0	(814,934)

	(14,361)	(122,242)	(732,418)	0	(869,021)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 28, 2011

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	13,253	0	0	0	13,253
Excess tax benefits from stock option exercises	1,830	0	0	0	1,830
Proceeds from credit facilities	395,000	0	5,014	0	400,014
Repayment of long-term debt and credit facilities	(155,313)	(321)	(9,282)	0	(164,916)
Proceeds from issuance of long-term debt	0	0	176,875	0	176,875
Proceeds from government assistance	0	0	15,000	0	15,000
Dividends paid to noncontrolling interest	0	0	(238)	0	(238)
Debt and other issuance costs	(3,640)	0	(1,758)	0	(5,398)
Net change in intercompany financing	(541,098)	5,972	358,094	177,032	0

	(289,968)	5,651	543,705	177,032	436,420

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	72	(4)	3,019	0	3,087

Net Increase (Decrease) in
Cash and Cash Equivalents	(155,213)	11,133	(93,005)	0	(237,085)
Cash and Cash Equivalents
– Beginning of Year	205,050	2,317	214,753	0	422,120

Cash and Cash Equivalents
– End of Year	$49,837	$13,450	$121,748	$0	$185,035

Condensed Consolidating Statement of Operations for the fiscal year ended October 29, 2010

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$788,677	$738,811	$(887)	$1,526,601
Cost of Sales	0	520,739	490,538	(887)	1,010,390

	0	267,938	248,273	0	516,211
Expenses
Selling, general and administrative	0	121,115	137,175	0	258,290
Research, development and engineering	0	29,385	40,368	0	69,753
Gain on settlement of contingency	0	0	0	0	0
Goodwill impairment	0	0	0	0	0
Other (income) expense	0	(12)	4	0	(8)

Total Expenses	0	150,488	177,547	0	328,035

Operating Earnings from
Continuing Operations	0	117,450	70,726	0	188,176
Interest income	(15,838)	(2,516)	(38,172)	55,566	(960)
Interest expense	28,948	20,023	39,776	(55,566)	33,181
Loss on extinguishment of debt	1,206	0	0	0	1,206

Income (Loss) from Continuing
Operations Before Taxes	(14,316)	99,943	69,122	0	154,749
Income Tax Expense (Benefit)	(3,286)	22,752	5,038	0	24,504

Income (Loss) From Continuing
Operations Including
Noncontrolling Interests	(11,030)	77,191	64,084	0	130,245
Income Attributable to
Noncontrolling Interests	0	0	(206)	0	(206)

Income (Loss) From Continuing
Operations Attributable to
Esterline, Net of Tax	(11,030)	77,191	63,878	0	130,039

Income From Discontinued
Operations Attributable to
Esterline, Net of Tax	9,545	2,336	0	0	11,881
Equity in Net Income of
Consolidated Subsidiaries	143,405	36,860	3,395	(183,660)	0

Net Earnings (Loss)
Attributable to Esterline	$141,920	$116,387	$67,273	$(183,660)	$141,920

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 29, 2010

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$141,920	$116,387	$67,479	$(183,660)	$142,126
Depreciation & amortization	0	32,390	39,727	0	72,117
Deferred income tax	994	27	(11,018)	0	(9,997)
Share-based compensation	0	3,306	3,828	0	7,134
Gain on sale of discontinued operations	(14,625)	0	0	0	(14,625)
Gain on sale of capital assets	0	0	0	0	0
Gain on settlement of contingency	0	0	0	0	0
Goodwill impairment	0	0	0	0	0
Working capital changes, net of effect of acquisitions
Accounts receivable	(274)	(13,793)	(25,097)	0	(39,164)
Inventories	0	1,483	9,251	0	10,734
Prepaid expenses	(49)	(854)	2,017	0	1,114
Other current assets	0	(1)	2,286	0	2,285
Accounts payable	366	6,043	(5,553)	0	856
Accrued liabilities	5,637	12,968	2,698	0	21,303
Federal & foreign income taxes	(777)	(19,136)	13,306	0	(6,607)
Other liabilities	6,138	(6,550)	(7,159)	0	(7,571)
Other, net	(8,173)	10,872	(2,603)	0	96

	131,157	143,142	89,162	(183,660)	179,801

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(182)	(18,920)	(26,438)	0	(45,540)
Escrow deposit	0	0	0	0	0
Proceeds from sale of discontinued operations, net of cash	24,994	0	0	0	24,994
Proceeds from sale of capital assets	0	488	107	0	595
Acquisitions of businesses, net of cash acquired	0	(360)	(408)	0	(768)

	24,812	(18,792)	(26,739)	0	(20,719)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 29, 2010

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	13,654	0	0	0	13,654
Excess tax benefits from stock option exercises	3,488	0	0	0	3,488
Proceeds from credit facilities	0	0	(4,015)	0	(4,015)
Repayment of long-term debt and credit facilities	(182,029)	(385)	(668)	0	(183,082)
Proceeds from issuance of long-term debt	250,000	0	0	0	250,000
Proceeds from government assistance	0	0	9,168	0	9,168
Dividends paid to noncontrolling interest	0	0	(234)	0	(234)
Debt and other issuance costs	(4,719)	0	0	0	(4,719)
Net change in intercompany financing	(79,220)	(126,284)	21,844	183,660	0

	1,174	(126,669)	26,095	183,660	84,260

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	0	15	1,969	0	1,984

Net Increase (Decrease) in
Cash and Cash Equivalents	157,143	(2,304)	90,487	0	245,326
Cash and Cash Equivalents
– Beginning of Year	47,907	4,621	124,266	0	176,794

Cash and Cash Equivalents
– End of Year	$205,050	$2,317	$214,753	$0	$422,120

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Esterline Technologies Corporation

We have audited the accompanying consolidated balance sheets of Esterline Technologies Corporation as of October 26, 2012 and October 28, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), noncontrolling interests and cash flows for each of the three years in the period ended October 26, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Esterline Technologies Corporation at October 26, 2012 and October 28, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 26, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 to the financial statements, in 2010 the Company changed its method of accounting for business combination transactions upon the adoption of Financial Accounting Standards Board ASC Topic 805.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Esterline Technologies Corporation’s internal control over financial reporting as of October 26, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

December 21, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Esterline Technologies Corporation

We have audited Esterline Technologies Corporation’s internal control over financial reporting as of October 26, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Esterline Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Esterline Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of October 26, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balances sheets of Esterline Technologies Corporation as of October 26, 2012 and October 28, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), noncontrolling interests and cash flows for each of the three years in the period ended October 26, 2012 of Esterline Technologies Corporation and our report dated December 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

December 21, 2012

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 26, 2012. Based upon that evaluation, they concluded as of October 26, 2012, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of October 26, 2012, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of Esterline’s internal control over financial reporting as of October 26, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of October 26, 2012.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of internal control over financial reporting. This report appears on page 88.

/s/ R. Bradley Lawrence
R. Bradley Lawrence
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert D. George
Robert D. George
Chief Financial Officer, Vice President, and
Corporate Development (Principal Financial Officer)

/s/ Gary J. Posner
Gary J. Posner
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Changes in Internal Control Over Financial Reporting

During the three months ended October 26, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

We hereby incorporate by reference the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Other Information as to Directors – Board and Board Committees,” and “Other Information as to Directors – Director Nominations and Qualifications” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 6, 2013.

Information regarding our executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrant.”

Item 11.   Executive Compensation

We hereby incorporate by reference the information set forth under “Other Information as to Directors – Director Compensation,” “Executive Compensation – Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 6, 2013.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 6, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information set forth under “Certain Relationships and Related Transactions” and “Other Information as to Directors – Board and Board Committees” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 6, 2013.

Item 14.   Independent Registered Public Accounting Firm Fees and Services

We hereby incorporate by reference the information set forth under “Independent Registered Public Accounting Firm’s Fees” in the definitive form of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on March 6, 2013.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Our Consolidated Financial Statements are as set forth under Item 8 of this report on Form 10-K.

(a)(2) Financial Statement Schedules.

The following consolidated financial statement schedule of the Company is included as follows:

ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Reserve for Doubtful Accounts Receivable	Balance at Beginning of Year	Charged to Costs & Expenses	Other	[1]	Deductions [2]	Balance at End of Year

Fiscal Years

2012	$7,063	$4,343	$0		$(2,377)	$9,029

2011	$4,865	$1,407	$1,081		$(290)	$7,063

2010	$5,297	$644	$0		$(1,076)	$4,865

[1]	Acquisition-related addition.

[2]	Uncollectible accounts written off, net of recoveries.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits.

See Exhibit Index on pages 95-99.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION (Registrant)

By	/s/ Robert D. George
Robert D. George
Chief Financial Officer,
Vice President, and
Corporate Development
(Principal Financial Officer)

Dated: December 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ R. Bradley Lawrence	Chairman, President and	December 21, 2012
(R. Bradley Lawrence)	Chief Executive Officer	Date
(Principal Executive Officer)

/s/ Robert D. George	Chief Financial Officer, Vice President	December 21, 2012
(Robert D. George)	and Corporate Development	Date
(Principal Financial Officer)

/s/ Gary J. Posner	Corporate Controller and	December 21, 2012
(Gary J. Posner)	Chief Accounting Officer	Date
(Principal Accounting Officer)

/s/ Robert W. Cremin	Director	December 21, 2012
(Robert W. Cremin)		Date

/s/ Delores M. Etter	Director	December 21, 2012
(Delores M. Etter)		Date

/s/ Anthony P. Franceschini	Director	December 21, 2012
(Anthony P. Franceschini)		Date

/s/ Paul V. Haack	Director	December 21, 2012
(Paul V. Haack)		Date

/s/ Mary L. Howell	Director	December 21, 2012
(Mary L. Howell)		Date

/s/ Scott E. Kuechle	Director	December 21, 2012
(Scott E. Kuechle)		Date

/s/ Jerry D. Leitman	Director	December 21, 2012
(Jerry D. Leitman)		Date

/s/ James J. Morris	Director	December 21, 2012
(James J. Morris)		Date

/s/ Gary E. Pruitt	Director	December 21, 2012
(Gary E. Pruitt)		Date

/s/ H. Jay Winship	Director	December 21, 2012
(H. Jay Winship)		Date

Exhibit Number	Exhibit Index

3.1	Restated Certificate of Incorporation for Esterline Technologies Corporation, dated June 6, 2002. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2002 [Commission File Number 1-6357], with Form of Certificate of Designation, dated December 11, 2002.) (Incorporated by reference to Exhibit 4.1 to Esterline’s Registration of Securities on Form 8-A filed December 12, 2002 [Commission File Number 1-6357].)

3.2	Amended and Restated By-laws of the Company, effective December 13, 2012. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2012 [Commission File Number 1-6357].)

4.1	Indenture relating to Esterline Technologies Corporation’s 6.625% Senior Notes due 2017, dated as of March 1, 2007. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 7, 2007 [Commission File Number 1-6357].)

4.2	Supplemental Indenture, relating to Esterline Technologies Corporation’s 6.625% Senior Notes due 2017, dated as of July 26, 2007. (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4/A filed on August 6, 2007 [Commission File Number 333-144161].)

4.3	Indenture relating to Esterline Technologies Corporation’s 7% Senior Notes due 2020, dated as of August 2, 2010. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 2, 2010 [Commission File Number 1-6357].)

4.4	Supplemental Indenture, relating to Esterline Technologies Corporation’s 7% Senior Notes due 2020, dated as of August 2, 2010. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 2, 2010 [Commission File Number 1-6357].)

10.1	Third Amendment to Credit Agreement, dated as of July 20, 2011, among Esterline Technologies Corporation, the Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders and other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 26, 2011 [Commission File Number 1-6357].)

10.2*	Summary of Non-Employee Director Compensation for Services on the Board of Directors of Esterline Technologies Corporation. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2010 [Commission File Number 1-6357].)

10.3*	Esterline Technologies Corporation Supplemental Retirement Income Plan. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.4*	Esterline Technologies Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 27, 2012 [Commission File Number 1-6357].)

10.5*	Esterline Technologies Corporation Fiscal Year 2012 Annual Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 27, 2012 [Commission File Number 1-6357].)

10.6*	Esterline Technologies Supplemental Executive Retirement and Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.7*	Esterline Technologies Corporation 2002 Employee Stock Purchase Plan, as amended on March 3, 2010. (Incorporated by reference to Annex B of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on January 22, 2010 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.8*	Esterline Technologies Corporation 2004 Equity Incentive Plan, as amended on March 3, 2010. (Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on January 22, 2010 [Commission File Number 1-6357].)

10.9*	Esterline Technologies Corporation Amended and Restated 1997 Stock Option Plan. (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed March 14, 2003 [Commission File Number 333-103846].)

10.10*	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.36a to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2005 [Commission File Number 1-6357].)

10.11*	Executive Officer Termination Protection Agreement. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.12*	Offer Letter from Esterline Technologies Corporation to Frank Houston dated March 4, 2005. (Incorporated by reference to Exhibit 10.19e to the Company’s Current Report on Form 8-K dated March 29, 2005 [Commission File Number 1-6357].)

10.13*	Offer Letter from Esterline Technologies Corporation to Brad Lawrence dated December 11, 2006. (Incorporated by reference to Exhibit 10.19f to the Company’s Current Report on Form 8-K dated January 23, 2007 [Commission File Number 1-6357].)

10.14*	Offer Memo from Esterline Technologies Corporation to Alain Durand dated June 14, 2011. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 2, 2012 [Commission File Number 1-6357].)

10.15	Letter Agreement, dated December 13, 2012, among Esterline Technologies Corporation, Relational Investors, LLC and the other parties named in the Letter Agreement. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 18, 2012 [Commission File Number 1-6357].)

10.16	Real Property Lease and Sublease, dated June 28, 1996, between 810 Dexter L.L.C. and Korry Electronics Co. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.17	Industrial Lease dated July 17, 1984, between 901 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 901 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.18	Fourth Amendment dated July 27, 1994, to Industrial Lease dated July 17, 1984 between Houg Family Partnership, as successor to 901 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.4a to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.19	Industrial Lease dated July 17, 1984, between 801 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 801 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.20	Fourth Amendment dated March 28, 1994, to Industrial Lease dated July 17, 1984, between Michael Maloney and the Bancroft & Maloney general partnership, as successor to 801 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.5a to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.21	Property lease between Slibail Immobilier and Norbail Immobilier and Auxitrol S.A., dated April 29, 1997, relating to the manufacturing facility of Auxitrol at 5, allée Charles Pathé, 18941 Bourges Cedex 9, France, effective on the construction completed date (December 5, 1997). (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.22	Industrial and Build-to-Suit Purchase and Sale Agreement between The Newhall Land and Farming Company, Esterline Technologies Corporation and TA Mfg. Co., dated February 13, 1997 including Amendments, relating to premises located at 28065 West Franklin Parkway, Valencia, CA. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.23	Lease Agreement, dated as of February 27, 1998, between Glacier Partners and Advanced Input Devices, Inc., as amended by Lease Amendment #1, dated February 27, 1998. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2000 [Commission File Number 1-6357].)

10.24	Lease Amendment #2 between Glacier Partners and Advanced Input Devices, Inc., dated July 2, 2002, and Lease Amendment #3 between Glacier Partners and Advanced Input Devices, Inc., dated September 18, 2009. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 30, 2009 [Commission File Number 1-6357].)

10.25	Lease Agreement, dated as of August 6, 2003, by and between the Prudential Insurance Company of America and Mason Electric Co., relating to premises located at Sylmar, California. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 [Commission File Number 1-6357].)

10.26	Occupation Lease of Buildings known as Phases 3 and 4 on the Solartron Site at Victoria Road, Farnborough, Hampshire between J Sainsbury Developments Limited and Weston Aerospace Limited, dated July 21, 2000. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 [Commission File Number 1-6357].)

10.27	Lease Agreement dated as of March 19, 1969, as amended, between Leach Corporation and Gin Gor Ju, Trustee of Ju Family Trust, relating to premises located in Orange County. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended October 29, 2004 [Commission File Number 1-6357].)

10.28	Lease Agreement, dated November 29, 2005 between Lordbay Investments Limited, Darchem Engineering Limited and Darchem Holdings Limited relating to premises located at Units 4 and 5 Eastbrook Road, London Borough of Gloucestershire Gloucester. (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2006 [Commission File Number 1-6357].)

10.29	Amendment No. 1 dated as of November 23, 2005 to Lease Agreement dated as of March 1, 1994 between Highland Industrial Park, Inc. and Armtec Countermeasures Company. (Incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2006 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.30	Lease Agreement dated November 4, 2002, between American Ordnance LLC and FR Countermeasures, relating to premises located at 25A Ledbetter Gate Road, Milan, Tennessee. (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.31	Lease Agreement between Capstone PF LLC and Korry Electronics Co. dated as of March 26, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2008 [Commission File Number 1-6357].)

10.32	Exhibit C to Lease Agreement between Capstone PF LLC and Korry Electronics Co. dated as of March 26, 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.33	First Amendment to Building Lease and Sublease, dated June 25, 2008, between Capstone PF LLC and Korry Electronics Co. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.34	Second Amendment to Building Lease and Sublease, dated July 30, 2008, between Capstone PF LLC and Korry Electronics Co. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.35	Subordination, Nondisturbance and Attornment Agreement and Estoppel Certificate, dated July 30, 2008, between Keybank National Association and Korry Electronics Co. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.36	Lease Extension Agreement between Weir Redevelopment Company and Kirkhill TA dated October 30, 2009. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2010 [Commission File Number 1-6357].)

10.37	First and Second Amendment to Office Lease Agreement between City Center Bellevue Property LLC, a Delaware limited partnership, and Esterline Technologies Corporation, a Delaware corporation, dated April 14, 2011, and May 4, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2011 [Commission File Number 1-6357].)

10.38	Agreement of purchase and sale and joint escrow instruction between Kirkhill-TA Co., a California corporation, and Absolute Screen Print, Inc., a California corporation, dated August 11, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2011 [Commission File Number 1-6357].)

10.39	Agreement for the sale and purchase of the entire issued share capital of Muirhead Aerospace Limited between Esterline Technologies Limited, Esterline Technologies Corporation, EMA Holding UK Limited, and Ametek, Inc. dated November 3, 2008. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2011 [Commission File Number 1-6357].)

10.40	Stock Purchase Agreement between NMC Group, Inc. and Esterline Technologies Corporation dated November 17, 2008. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended October 29, 2010 [Commission File Number 1-6357].)

10.41	Share Sale and Purchase Agreement Relating to Racal Acoustics Global Limited dated December 21, 2008. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2009 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.42	Stock Purchase Agreement by and between Measurement Specialties, Inc., Pressure Systems, Inc. and Esterline Technologies Corporation dated September 8, 2010, relating to the sale of all issued and outstanding shares of Pressure Systems, Inc. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended October 29, 2010 [Commission File Number 1-6357].)

10.43	Stock Purchase Agreement By and Among Eclipse Electronic Systems, Inc., Its Shareholders, and Esterline Technologies Corporation dated as of December 28, 2010. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2011 [Commission File Number 1-6357].)

10.44	Share Purchase Agreement between FCPR Sagard, FCPR Sagard Connecteurs, Individuals, The Mezzanine Sellers as Sellers and Esterline Technologies Corporation as Buyer, dated May 23, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2011 [Commission File Number 1-6357].)

11.1	Schedule setting forth computation of earnings per share for the five fiscal years ended October 26, 2012.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of R. Bradley Lawrence) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan or arrangement.