Form 10-Q
period 2013-01-25
ESTERLINE TECHNOLOGIES CORP
filed 2013-03-01
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended January 25, 2013.

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

As of February 26, 2013, 30,989,131 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of January 25, 2013 and October 26, 2012

(In thousands, except share amounts)

	January 25, 2013	October 26, 2012
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$202,776	$160,675
Cash in escrow	5,017	5,016
Accounts receivable, net of allowances of $9,263 and $9,029	331,335	383,362
Inventories
Raw materials and purchased parts	155,481	146,390
Work in process	178,729	174,824
Finished goods	87,416	88,623

	421,626	409,837

Income tax refundable	6,516	4,832
Deferred income tax benefits	47,430	46,000
Prepaid expenses	27,207	21,340
Other current assets	6,083	4,631

Total Current Assets	1,047,990	1,035,693

Property, Plant and Equipment	715,584	701,541
Accumulated depreciation	358,611	345,140

	356,973	356,401

Other Non-Current Assets
Goodwill	1,105,656	1,098,962
Intangibles, net	599,396	609,045
Debt issuance costs, net of accumulated amortization of $5,046 and $4,577	8,349	8,818
Deferred income tax benefits	97,758	97,952
Other assets	19,282	20,246

	$3,235,404	$3,227,117

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of January 25, 2013 and October 26, 2012

(In thousands, except share amounts)

	January 25, 2013	October 26, 2012
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$103,315	$108,689
Accrued liabilities	259,014	269,553
Credit facilities	82	0
Current maturities of long-term debt	10,953	10,610
Deferred income tax liabilities	5,620	5,125
Federal and foreign income taxes	4,326	2,369

Total Current Liabilities	383,310	396,346

Long-Term Liabilities
Credit facilities	225,000	240,000
Long-term debt, net of current maturities	578,329	598,060
Deferred income tax liabilities	204,509	205,198
Pension and post-retirement obligations	143,475	132,074
Other liabilities	35,519	34,904

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 30,960,812 and 30,869,390	6,192	6,174
Additional paid-in capital	576,966	569,235
Retained earnings	1,145,467	1,120,356
Accumulated other comprehensive loss	(73,504)	(85,284)

Total Esterline shareholders’ equity	1,655,121	1,610,481
Noncontrolling interests	10,141	10,054

Total Shareholders’ Equity	1,665,262	1,620,535

	$3,235,404	$3,227,117

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Month Periods Ended January 25, 2013 and January 27, 2012

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	January 25, 2013	January 27, 2012

Net Sales	$457,962	$470,882
Cost of Sales	297,617	312,801

	160,345	158,081
Expenses
Selling, general & administrative	98,611	94,697
Research, development & engineering	23,076	26,395

Total Expenses	121,687	121,092

Operating Earnings	38,658	36,989
Interest Income	(101)	(95)
Interest Expense	10,444	11,528

Income Before Income Taxes	28,315	25,556
Income Tax Expense	2,394	2,576

Income Including Noncontrolling Interests	25,921	22,980
Income Attributable to Noncontrolling Interests	(810)	(192)

Net Earnings Attributable to Esterline	$25,111	$22,788

Earnings Per Share Attributable to Esterline:
Basic Earnings Per Share	$.81	$.74
Diluted Earnings Per Share	.80	.73

Comprehensive Income (Loss)	$36,891	$(41,078)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Month Periods Ended January 25, 2013 and January 27, 2012

(Unaudited)

(In thousands)

	Three Months Ended
	January 25, 2013	January 27, 2012

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$25,921	$22,980
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	27,971	26,123
Deferred income taxes	(3,516)	(7,619)
Share-based compensation	3,743	2,648
Gain on sale of capital assets	(51)	(447)
Working capital changes, net of effect of acquisitions:
Accounts receivable	54,172	11,202
Inventories	(8,743)	(2,439)
Prepaid expenses	(5,771)	(2,275)
Other current assets	(1,658)	670
Accounts payable	(6,683)	(3,777)
Accrued liabilities	(9,783)	(1,550)
Federal and foreign income taxes	161	2,781
Other liabilities	9,486	75
Other, net	1,297	(1,725)

	86,546	46,647

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(12,253)	(12,926)
Proceeds from sale of capital assets	51	447
Escrow deposit	(1)	(6)

	(12,203)	(12,485)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	3,671	1,379
Excess tax benefits from stock options exercised	335	6
Dividends paid to noncontrolling interest	(514)	0
Proceeds from credit facilities	82	0
Repayment of long-term debt	(36,609)	(31,385)
Proceeds from government assistance	650	7,942

	(32,385)	(22,058)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	143	(3,850)

Net Increase in Cash and Cash Equivalents	42,101	8,254

Cash and Cash Equivalents – Beginning of Period	160,675	185,035

Cash and Cash Equivalents – End of Period	$202,776	$193,289

Supplemental Cash Flow Information
Cash paid for interest	$2,830	$4,069
Cash paid for taxes	5,083	5,878

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Periods Ended January 25, 2013 and January 27, 2012

1.	The consolidated balance sheet as of January 25, 2013, the consolidated statement of operations for the three month periods ended January 25, 2013, and January 27, 2012, and the consolidated statement of cash flows for the three month periods ended January 25, 2013, and January 27, 2012, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2012, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options and restricted stock units. Common shares issuable from employee stock plans that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 672,825 and 632,275 in the first fiscal quarter of 2013 and 2012, respectively. Shares used for calculating earnings per share are disclosed in the following table.

(In thousands)	Three Months Ended
	January 25, 2013	January 27, 2012

Shares Used for Basic Earnings Per Share	30,904	30,631
Shares Used for Diluted Earnings Per Share	31,423	31,157

5. The Company’s comprehensive income (loss) is as follows:

(In thousands)	Three Months Ended
	January 25, 2013	January 27, 2012

Net Earnings	$25,111	$22,788
Change in Fair Value of Derivative Financial Instruments, Net of Tax (Expense) Benefit of $(224) and $1,479	(46)	(3,350)
Change in Pension and Post-Retirement Obligations, Net of Tax Benefit (Expense) of $55 and $(831)	(151)	1,494
Foreign Currency Translation Adjustment	11,977	(62,010)

Comprehensive Income (Loss)	$36,891	$(41,078)

The Company’s accumulated other comprehensive loss is comprised of the following:

(In thousands)	January 25, 2013	October 26, 2012

Net unrealized gain on derivative contracts	$1,577	$1,623
Pension and post-retirement obligations	(99,330)	(99,179)
Currency translation adjustment	24,249	12,272

Total accumulated other comprehensive loss	$(73,504)	$(85,284)

6.	The income tax rate was 8.5% compared with 10.1% for the first fiscal quarter of 2013 and 2012, respectively. In the first fiscal quarter of 2013, the Company recognized $3.7 million of discrete tax benefits principally related to the following items. The first item was approximately $1.5 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits. The second item was approximately $2.2 million of tax benefits related to the settlement of U.S. and foreign tax examinations. In the first fiscal quarter of 2012, the Company recognized $2.3 million of discrete tax benefits due to a change in French tax laws associated with the holding company structure and the financing of the Souriau acquisition. The income tax rate differed from the statutory rate in the first fiscal quarter of 2013 and 2012, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $5.1 million of tax benefits associated with research and development tax credits, capital and operating losses that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.

7.	Subsequent to period end, on February 4, 2013, the Company acquired the Gamesman Group (Gamesman) for approximately $39.9 million. Gamesman is a global supplier of input devices principally serving the gaming industry. Gamesman will be included in the Avionics & Controls segment.

8.	As of January 25, 2013, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the first fiscal quarter of 2013 and 2012 was $3.7 million and $2.6 million, respectively. During the first fiscal quarter of 2013 and 2012, the Company issued 91,422 and 30,493 shares, respectively, under its employee stock plans.

Employee Stock Purchase Plan (ESPP)

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded under the ESPP.

Employee Sharesave Scheme

The Company offers shares under its employee sharesave scheme for U.K. employees. This plan allows participants the option to purchase shares at a 5% discount of the market price of the stock as of the beginning of the offering period. The term of these options is three years. The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan. Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. No options were granted during the first fiscal quarter of 2013 or 2012.

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 237,700 options and 311,400 options in the three month periods ended January 25, 2013, and January 27, 2012, respectively. The weighted-average grant date fair value of options granted during the three-month periods ended January 25, 2013, and January 27, 2012, was $29.12 per share and $23.74 per share, respectively.

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

Three Months Ended
	January 25, 2013	January 27, 2012

Risk-free interest rate	0.79 – 1.88%	0.91 – 2.11%
Volatility	41.89 – 44.25%	41.62 – 44.29%
Expected life (years)	4.5 – 9.5	4.5 – 9.5
Dividends	0	0

In December 2012, the Board of Directors and Compensation Committee approved restricted stock unit awards under the equity incentive plan. The Company granted 32,200 restricted stock units during the three-month period ended January 25, 2013. The weighted-average grant date fair value of restricted stock units granted during the three-month period ended January 25, 2013, was $62.52 per share. The fair value for each restricted stock unit granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant. There were no restricted stock units granted in the three-month period ended January 27, 2012.

9.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC Electronics, Inc. (CMC). Components of periodic pension cost consisted of the following:

(In thousands)	Three Months Ended
	January 25, 2013	January 27, 2012
Service cost	$2,749	$2,402
Interest cost	4,317	4,646
Expected return on plan assets	(5,573)	(5,327)
Amortization of prior service cost	21	10
Amortization of actuarial loss	3,412	2,575

Net Periodic Cost	$4,926	$4,306

The Company’s principal post-retirement plans include non-U.S. plans, which are non-contributory healthcare and life insurance plans. The components of expense of these other retirement benefits consisted of the following:

(In thousands)	Three Months Ended
	January 25, 2013	January 27, 2012
Service cost	$259	$102
Interest cost	190	163
Amortization of prior service cost	(17)	0
Amortization of actuarial loss (gain)	8	(7)

Net Periodic Cost	$440	$258

10.	In March 2011, the Company entered into a $460.0 million secured credit facility made available through a group of banks. The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. The credit facility expires in July 2016. The interest rate will range from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At January 25, 2013, the Company had $225.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.75% or 1.96%.

In July 2011, the Company amended the secured credit facility to provide for a €125.0 million term loan (Euro Term Loan). The interest rate on the Euro Term Loan will range from Euro LIBOR plus 1.5% to Euro LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At January 25, 2013, the Company had €45.4 million outstanding or $61.2 million under the Euro Term Loan at an interest rate of Euro LIBOR plus 1.75% or 1.81%. The loan amortizes at 1.25% of the original principal balance quarterly through March 2016, with the remaining balance due in July 2016.

The fair value of the Company’s $250.0 million 7.0% Senior Notes due August 2020 was $277.5 million as of January 25, 2013, and October 26, 2012. The fair value of the Company’s $175.0 million 6.625% Senior Notes due March 2017 was $176.8 million and $181.3 million as of January 25, 2013, and October 26, 2012, respectively. The carrying amounts of the secured credit facility and Euro Term Loan due 2016 approximate fair value. Estimates of fair value for the Senior Notes are based on quoted market prices, and considered Level 2 inputs as defined in the fair value hierarchy, described in Note 11.

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The repayment of this advance is based on year-over-year commercial aviation revenue growth at CMC beginning in 2014. Imputed interest on the advance was 5.01% at January 25, 2013.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at January 25, 2013, and October 26, 2012:

(In thousands)	Level 2
	January 25, 2013	October 26, 2012
Assets:
Derivative contracts designated as hedging instruments	$7,108	$7,753
Derivative contracts not designated as hedging instruments	1,908	1,387
Embedded derivatives	377	51

Liabilities:
Derivative contracts designated as hedging instruments	$1,794	$2,143
Derivative contracts not designated as hedging instruments	736	361
Embedded derivatives	264	470

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company does not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of January 25, 2013. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of January 25, 2013, and October 26, 2012, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $334.2 million and $358.4 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In November 2010, the Company entered into an interest rate swap agreement for $100.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on the $100.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.865% and was 5.166% at January 25, 2013. The fair value of the Company’s interest rate swap was a $1.9 million asset at January 25, 2013, and was estimated by discounting expected cash flows using market interest rates. The Company records interest receivable and interest payable on interest rate swaps on a net basis. In December 2010, the Company entered into an interest rate swap agreement for $75.0 million on the $175.0 million Senior Notes due in 2017. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate on the $75.0 million of the principal amount outstanding. The variable interest rate is based upon LIBOR plus 4.47% and was 4.771% at January 25, 2013. The fair value of the Company’s interest rate swap was a $1.7 million asset at January 25, 2013, and was estimated by discounting expected cash flows using market interest rates. The Company recognized a net interest receivable of $1.2 million at January 25, 2013. On February 5, 2013, the $75.0 million interest rate swap agreement to exchange the fixed interest rate on the $175.0 million Senior Notes due in 2017 for a variable interest rate was called and is payable in 30 days.

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

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at January 25, 2013, and October 26, 2012, consisted of:

(In thousands)		Fair Value
	Classification	January 25, 2013	October 26, 2012
Foreign Currency Forward Exchange Contracts:
	Other current assets	$4,797	$3,694
	Other assets	547	1,294
	Accrued liabilities	1,558	2,228
	Other liabilities	972	276
Embedded Derivative Instruments:	Other current assets	$377	$51
	Accrued liabilities	189	148
	Other liabilities	75	322

Interest Rate Swaps:	Long-term debt, net of current maturities	$3,672	$4,152
The effect of derivative instruments on the Consolidated Statement of Operations for the first fiscal quarter in 2013 and 2012 consisted of:
(In thousands)		January 25,	January 27,
	Location of Gain (Loss)	2013	2012
Fair Value Hedges:
Interest rate swap contracts	Interest Expense	$716	$567
Embedded derivatives	Sales	523	335

Cash Flow Hedges:
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCI (effective portion)	AOCI	$257	$(4,727)
Amount of gain (loss) reclassified from AOCI into income	Sales	(80)	(101)

Net Investment Hedges:
Euro term loan	AOCI	$(2,416)	$10,747

In each of the first fiscal quarters of 2013 and 2012, the Company recorded a loss of $0.9 million and a loss of $5.8 million on foreign currency forward exchange contracts that have not been designated as an accounting hedge, respectively. These foreign currency exchange losses are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first fiscal quarter of 2013 and 2012. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first fiscal quarter of 2013.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $2.0 million of net gain into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at January 25, 2013, is 23 months.

13.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended
	January 25, 2013	January 27, 2012
Sales
Avionics & Controls	$174,570	$179,572
Sensors & Systems	171,810	171,672
Advanced Materials	111,582	119,638

Total Sales	$457,962	$470,882

Income from Operations
Avionics & Controls	$18,589	$20,063
Sensors & Systems	19,001	6,815
Advanced Materials	17,644	23,073

Segment Earnings	55,234	49,951

Corporate expense	(16,576)	(12,962)
Interest income	101	95
Interest expense	(10,444)	(11,528)

	$28,315	$25,556

14.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of January 25, 2013, and October 26, 2012, and for the applicable periods ended January 25, 2013, and January 27, 2012, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the current subsidiary guarantors (Guarantor Subsidiaries) of the secured credit facility, Senior Notes due 2017, and Senior Notes due 2020; and (c) on a combined basis, the subsidiaries that are not guarantors of the secured credit facility, Senior Notes due 2017, and Senior Notes due 2020 (Non-Guarantor Subsidiaries). The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the secured credit facility, the Senior Notes due 2017, and the Senior Notes due 2020.

Condensed Consolidating Balance Sheet as of January 25, 2013.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$36,613	$1,219	$164,944	$0	$202,776
Cash in escrow	5,017	0	0	0	5,017
Accounts receivable, net	214	123,411	207,710	0	331,335
Inventories	0	166,348	255,278	0	421,626
Income tax refundable	0	6,516	0	0	6,516
Deferred income tax benefits	22,761	111	24,558	0	47,430
Prepaid expenses	132	7,189	19,886	0	27,207
Other current assets	167	626	5,290	0	6,083

Total Current Assets	64,904	305,420	677,666	0	1,047,990

Property, Plant & Equipment, Net	2,646	160,649	193,678	0	356,973
Goodwill	0	314,652	791,004	0	1,105,656
Intangibles, Net	0	122,609	476,787	0	599,396
Debt Issuance Costs, Net	7,126	0	1,223	0	8,349
Deferred Income Tax Benefits	36,014	(294)	62,038	0	97,758
Other Assets	7,572	1,498	10,212	0	19,282
Amounts Due From (To) Subsidiaries	0	527,892	0	(527,892)	0
Investment in Subsidiaries	2,484,669	1,180,596	164,099	(3,829,364)	0

Total Assets	$2,602,931	$2,613,022	$2,376,707	$(4,357,256)	$3,235,404

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$2,159	$26,491	$74,665	$0	$103,315
Accrued liabilities	22,884	79,321	156,809	0	259,014
Credit facilities	0	0	82	0	82
Current maturities of long-term debt	0	174	10,779	0	10,953
Deferred income tax liabilities	232	(1)	5,389	0	5,620
Federal and foreign income taxes	(251)	(23,002)	27,579	0	4,326

Total Current Liabilities	25,024	82,983	275,303	0	383,310

Credit Facilities	225,000	0	0	0	225,000
Long-Term Debt, Net	428,672	44,060	105,597	0	578,329
Deferred Income Tax Liabilities	46,668	(6)	157,847	0	204,509
Pension and Post- Retirement Obligations	20,395	52,176	70,904	0	143,475
Other Liabilities	4,661	5,048	25,810	0	35,519
Amounts Due To (From) Subsidiaries	187,249	0	380,690	(567,939)	0
Shareholders’ Equity	1,665,262	2,428,761	1,360,556	(3,789,317)	1,665,262

Total Liabilities and Shareholders’ Equity	$2,602,931	$2,613,022	$2,376,707	$(4,357,256)	$3,235,404

Condensed Consolidating Statement of Operations for the three month period ended January 25, 2013.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$206,699	$252,170	$(907)	$457,962
Cost of Sales	0	131,866	166,658	(907)	297,617

	0	74,833	85,512	0	160,345
Expenses
Selling, general and administrative	0	35,731	62,880	0	98,611
Research, development and engineering	0	11,058	12,018	0	23,076

Total Expenses	0	46,789	74,898	0	121,687

Operating Earnings	0	28,044	10,614	0	38,658
Interest Income	(3,660)	(1,717)	(14,688)	19,964	(101)
Interest Expense	8,081	6,321	16,006	(19,964)	10,444

Income (Loss) Before Taxes	(4,421)	23,440	9,296	0	28,315
Income Tax Expense (Benefit)	(950)	2,446	898	0	2,394

Income (Loss) Including Noncontrolling Interests	(3,471)	20,994	8,398	0	25,921
Income Attributable to Noncontrolling Interests	0	0	(810)	0	(810)

Income (Loss) Attributable to Esterline	(3,471)	20,994	7,588	0	25,111
Equity in Net Income of Consolidated Subsidiaries	28,582	658	0	(29,240)	0

Net Income (Loss) Attributable to Esterline	$25,111	$21,652	$7,588	$(29,240)	$25,111

Condensed Consolidating Statement of Cash Flows for the three month period ended January 25, 2013.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$25,921	$21,652	$7,588	$(29,240)	$25,921
Depreciation & amortization	0	10,076	17,895	0	27,971
Deferred income taxes	(284)	6	(3,238)	0	(3,516)
Share-based compensation	0	1,467	2,276	0	3,743
Gain on sale of capital assets	0	(32)	(19)	0	(51)
Working capital changes, net of effect of acquisitions:
Accounts receivable	(33)	17,220	36,985	0	54,172
Inventories	0	(6,775)	(1,968)	0	(8,743)
Prepaid expenses	(56)	(1,798)	(3,917)	0	(5,771)
Other current assets	(33)	(74)	(1,551)	0	(1,658)
Accounts payable	215	140	(7,038)	0	(6,683)
Accrued liabilities	5,547	218	(15,548)	0	(9,783)
Federal & foreign income taxes	3,167	(1,212)	(1,794)	0	161
Other liabilities	1,840	(1,856)	9,502	0	9,486
Other, net	(2,240)	4,777	(1,240)	0	1,297

	34,044	43,809	37,933	(29,240)	86,546

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(21)	(4,572)	(7,660)	0	(12,253)
Proceeds from sale of capital assets	0	32	19	0	51
Escrow deposit	(1)	0	0	0	(1)

	(22)	(4,540)	(7,641)	0	(12,203)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	3,671	0	0	0	3,671
Excess tax benefits from stock options exercised	335	0	0	0	335
Dividends paid to noncontrolling interest	0	0	(514)	0	(514)
Proceeds from credit facilities	0	0	82	0	82
Repayment of long-term debt	(15,000)	(92)	(21,517)	0	(36,609)
Proceeds from government assistance	0	0	650	0	650
Net change in intercompany financing	(3,193)	(39,324)	13,277	29,240	0

	(14,187)	(39,416)	(8,022)	29,240	(32,385)

Effect of foreign exchange rates on cash and cash equivalents	8	42	93	0	143

Net increase (decrease) in cash and cash equivalents	19,843	(105)	22,363	0	42,101
Cash and cash equivalents – beginning of year	16,770	1,324	142,581	0	160,675

Cash and cash equivalents – end of year	$36,613	$1,219	$164,944	$0	$202,776

Condensed Consolidating Balance Sheet as of October 26, 2012.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$16,770	$1,324	$142,581	$0	$160,675
Cash in escrow	5,016	0	0	0	5,016
Accounts receivable, net	181	140,631	242,550	0	383,362
Inventories	0	159,573	250,264	0	409,837
Income tax refundable	0	4,832	0	0	4,832
Deferred income tax benefits	22,874	105	23,021	0	46,000
Prepaid expenses	76	5,391	15,873	0	21,340
Other current assets	134	552	3,945	0	4,631

Total Current Assets	45,051	312,408	678,234	0	1,035,693

Property, Plant & Equipment, Net	2,811	161,998	191,592	0	356,401
Goodwill	0	314,641	784,321	0	1,098,962
Intangibles, Net	0	126,142	482,903	0	609,045
Debt Issuance Costs, Net	7,508	0	1,310	0	8,818
Deferred Income Tax Benefits	36,610	(283)	61,625	0	97,952
Other Assets	8,082	1,561	10,603	0	20,246
Amounts Due From (To) Subsidiaries	0	491,143	0	(491,143)	0
Investment in Subsidiaries	2,457,859	1,179,938	170,223	(3,808,020)	0

Total Assets	$2,557,921	$2,587,548	$2,380,811	$(4,299,163)	$3,227,117

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$1,944	$26,351	$80,394	$0	$108,689
Accrued liabilities	17,495	79,103	172,955	0	269,553
Credit facilities	0	0	0	0	0
Current maturities of long-term debt	0	174	10,436	0	10,610
Deferred income tax liabilities	213	(1)	4,913	0	5,125
Federal and foreign income taxes	(3,418)	(23,822)	29,609	0	2,369

Total Current Liabilities	16,234	81,805	298,307	0	396,346

Credit Facilities	240,000	0	0	0	240,000
Long-Term Debt, Net	429,152	44,107	124,801	0	598,060
Deferred Income Tax Liabilities	46,730	(7)	158,475	0	205,198
Pension and Post-Retirement Obligations	20,507	54,886	56,681	0	132,074
Other Liabilities	5,189	4,194	25,521	0	34,904
Amounts Due To (From) Subsidiaries	179,574	0	369,962	(549,536)	0
Shareholders’ Equity	1,620,535	2,402,563	1,347,064	(3,749,627)	1,620,535

Total Liabilities and Shareholders’ Equity	$2,557,921	$2,587,548	$2,380,811	$(4,299,163)	$3,227,117

Condensed Consolidating Statement of Operations for the three month period ended January 27, 2012.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$214,243	$257,243	$(604)	$470,882
Cost of Sales	0	135,359	178,046	(604)	312,801

	0	78,884	79,197	0	158,081
Expenses
Selling, general and administrative	0	34,893	59,804	0	94,697
Research, development and engineering	0	11,076	15,319	0	26,395

Total Expenses	0	45,969	75,123	0	121,092

Operating Earnings	0	32,915	4,074	0	36,989
Interest Income	(3,477)	(3,694)	(17,491)	24,567	(95)
Interest Expense	8,834	6,580	20,681	(24,567)	11,528

Income (Loss) Before Taxes	(5,357)	30,029	884	0	25,556
Income Tax Expense (Benefit)	(997)	3,373	200	0	2,576

Income (Loss) Including Noncontrolling Interests	(4,360)	26,656	684	0	22,980
Income Attributable to Noncontrolling Interests	0	0	(192)	0	(192)

Income (Loss) Attributable to Esterline	(4,360)	26,656	492	0	22,788
Equity in Net Income of Consolidated Subsidiaries	27,148	10,094	(2,890)	(34,352)	0

Net Income (Loss) Attributable to Esterline	$22,788	$36,750	$(2,398)	$(34,352)	$22,788

Condensed Consolidating Statement of Cash Flows for the three month period ended January 27, 2012.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$22,980	$36,750	$(2,398)	$(34,352)	$22,980
Depreciation & amortization	0	9,561	16,562	0	26,123
Deferred income taxes	226	(34)	(7,811)	0	(7,619)
Share-based compensation	0	1,137	1,511	0	2,648
Gain on sale of capital assets	0	(54)	(393)	0	(447)
Working capital changes, net of effect of acquisitions:
Accounts receivable	(97)	13,070	(1,771)	0	11,202
Inventories	0	(5,763)	3,324	0	(2,439)
Prepaid expenses	(84)	(1,369)	(822)	0	(2,275)
Other current assets	4	(4)	670	0	670
Accounts payable	325	172	(4,274)	0	(3,777)
Accrued liabilities	5,425	1,840	(8,815)	0	(1,550)
Federal & foreign income taxes	10,247	(732)	(6,734)	0	2,781
Other liabilities	1,965	(1,153)	(737)	0	75
Other, net	0	1,006	(2,731)	0	(1,725)

	40,991	54,427	(14,419)	(34,352)	46,647

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(408)	(7,285)	(5,233)	0	(12,926)
Proceeds from sale of capital assets	0	54	393	0	447
Escrow deposit	(6)	0	0	0	(6)

	(414)	(7,231)	(4,840)	0	(12,485)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	1,379	0	0	0	1,379
Excess tax benefits from stock options exercised	6	0	0	0	6
Dividends paid to noncontrolling interest	0	0	0	0	0
Proceeds from credit facilities	0	0	0	0	0
Repayment of long-term debt	(25,000)	(114)	(6,271)	0	(31,385)
Proceeds from government assistance	0	0	7,942	0	7,942
Net change in intercompany financing	(18,214)	(45,244)	29,106	34,352	0

	(41,829)	(45,358)	30,777	34,352	(22,058)

Effect of foreign exchange rates on cash and cash equivalents	0	(114)	(3,736)	0	(3,850)

Net increase (decrease) in cash and cash equivalents	(1,252)	1,724	7,782	0	8,254
Cash and cash equivalents – beginning of year	49,837	13,450	121,748	0	185,035

Cash and cash equivalents – end of year	$48,585	$15,174	$129,530	$0	$193,289

Item 2.	Management’s Discussion and Analysis of Financial Condition and
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

Net income was $25.1 million, or $0.80 per diluted share, in the first fiscal quarter of 2013 compared with $22.8 million, or $0.73 per diluted share, in the prior-year period.

Total sales decreased 2.7% over the prior-year period to $458.0 million, principally reflecting lower sales in Avionics & Controls and the Advanced Materials segment. These two segments were impacted by reductions in defense spending mainly due to the continued uncertainty of U.S. congressional budget cuts, or sequestration, on defense spending. Without additional congressional action, further budget cuts as set forth in the Budget Control Act of 2011 will be implemented on March 1, 2013. While we believe we have adequately anticipated the impact on our financial results for fiscal 2013, the impact of sequestration is yet to be fully determined and additional reductions in defense spending over the next decade could occur.

Gross margin increased to 35.0% in the first fiscal quarter of 2013 compared with 33.6% in the prior-year period. The prior-year period included effects of purchase accounting to recognize the fair value of the Souriau Group (Souriau) acquired inventory as expense over the first inventory turn. Research, development and engineering spending decreased $3.3 million over the prior-year period to 5.0% of sales due to decreased spending for Avionics & Controls developments. Selling, general and administrative expenses increased $3.9 million over the prior-year period, reflecting a $3.6 million increase in corporate expense. Selling, general and administrative expense as a percent of sales increased 1.4 percentage points over the prior-year period to 21.5% of sales. The increase in selling, general and administrative expense as a percent of sales mainly reflected lower sales volumes. Net income benefited from a decrease in the income tax rate to 8.5% from 10.1% in the prior-year period, reflecting certain discrete tax benefits.

Operating results for Avionics & Controls and Advanced Materials segments declined while Sensors & Systems improved compared to the prior-year period. The decrease in Avionics & Controls reflected lower sales of avionics systems. The decrease in Advanced Materials mainly reflected lower earnings from sales of engineered materials for defense applications. The increase in Sensors & Systems reflected a prior-year period charge of $12.0 million due to recording Souriau’s acquired inventory at its fair value.

Results of Operations

Three Month Period Ended January 25, 2013, Compared with Three Month Period Ended January 27, 2012

Sales for the first fiscal quarter decreased 2.7% when compared with the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.)	Three Months Ended
	from prior year period	January 25, 2013	January 27, 2012

Avionics & Controls	(2.8)%	$174,570	$179,572
Sensors & Systems	0.1%	171,810	171,672
Advanced Materials	(6.7)%	111,582	119,638

Total Net Sales		$457,962	$470,882

The 2.8% decrease in sales of Avionics & Controls reflected decreased sales volumes of avionics systems of $6 million and communication systems of $3 million, partially offset by increased sales volumes of control systems. The decrease in avionics systems was principally due to a relative equal decline in cockpit integration and aviation product sales volumes. The decrease in cockpit integration sales reflected a reduction in retrofits for military transport aircraft and the T-6B. The decrease in avionics products mainly reflected the timing of orders and shipments from our defense customers. The decrease in communication systems principally reflected reduced sales of embedded communication intercept receivers. The increase in control systems mainly reflected strong commercial aviation demand.

The 6.7% decrease in sales of Advanced Materials principally reflected decreased sales volumes of defense technologies of $6 million and decreased sales volumes of engineered materials. The decrease in defense technologies sales volumes mainly reflected lower sales of countermeasure devices due to production inefficiencies resulting in delayed shipments. The decrease in engineered materials mainly reflected lower demand for defense applications.

Overall, gross margin was 35.0% and 33.6% for the first fiscal quarter of 2013 and 2012, respectively. Gross profit was $160.3 million and $158.1 million for the first fiscal quarter of 2013 and 2012, respectively.

Avionics & Controls segment gross margin was 36.6% and 38.8% for the first fiscal quarter of 2013 and 2012, respectively. Segment gross profit was $63.8 million compared to $69.7 million in the prior-year period. The decrease in segment gross profit was principally due to lower gross profit on avionics systems of $6 million mainly due to lower sales volumes for the T-6B military trainer cockpit and avionics products for defense applications. A $3 million increase in gross profit on control systems was offset by a decrease in communication systems due to lower demand for embedded communication intercept receivers.

Sensors & Systems segment gross margin was 36.5% and 28.5% for the first fiscal quarter of 2013 and 2012, respectively. Segment gross profit was $62.7 million compared to $48.8 million in the prior-year period. The increase in gross profit was mainly due to increased gross profit for connection technologies of $14 million. The prior-year period gross profit of connection technologies was impacted by a $12 million charge due to recording Souriau’s acquired inventory at its fair value.

Advanced Materials segment gross margin was 30.3% compared to 33.0% for the prior-year period. Segment gross profit was $33.8 million compared to $39.5 million in the prior-year period. The decrease in segment gross profit was principally due to a $4 million reduction in gross profit on decreased sales of elastomer materials for defense applications. The decrease in gross profit on sales of defense technologies was due to lower sales and production inefficiencies of flare countermeasures.

Selling, general and administrative expenses (which include corporate expenses) totaled $98.6 million, or 21.5% of sales, and $94.7 million, or 20.1% of sales, for the first fiscal quarter of 2013 and 2012, respectively. The 1.4 percentage point increase in selling, general and administrative expense as a percentage of sales was principally due to lower sales volumes. The $3.9 million increase in selling, general and administrative expenses mainly reflected higher corporate compensation expense and professional fees for regulatory compliance and acquisitions.

Research, development and engineering spending was $23.1 million, or 5.0% of sales, for the first fiscal quarter of 2013 compared with $26.4 million, or 5.6% of sales, for the first fiscal quarter of 2012. The decrease in research, development and engineering spending principally reflects lower spending on avionics systems. Fiscal 2013 research, development and engineering spending is expected to be in the range of approximately 5% to 5.25% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first fiscal quarter of 2013 totaled $55.2 million, or 12.1% of sales, compared with $50.0 million, or 10.6% of sales, for the first fiscal quarter in 2012.

Avionics & Controls segment earnings were $18.6 million, or 10.6% of sales, in the first fiscal quarter of 2013 and $20.1 million, or 11.2% of sales, in the first fiscal quarter of 2012, mainly reflecting a $3 million decrease in avionics systems and a $2 million decrease in communication systems, partially offset by an increase in control systems. Avionics systems earnings were impacted by decreased gross profit, partially offset by lower spending on research, development and engineering. Communication systems earnings were mainly impacted by decreased gross profit on lower sales of embedded communication intercept receivers.

Sensors & Systems segment earnings were $19.0 million, or 11.1% of sales, for the first fiscal quarter of 2013 compared with $6.8 million, or 4.0% of sales, for the first fiscal quarter of 2012, principally reflecting the $12.0 million inventory fair value charge discussed above. Sensors & Systems also benefited by strong earnings from increased sales of power systems, partially offset by weaker earnings from decreased sales of advanced sensors for the aftermarket.

Advanced Materials segment earnings were $17.6 million, or 15.8% of sales, for the first fiscal quarter of 2013 compared with $23.1 million, or 19.3% of sales, for the first fiscal quarter of 2012, primarily reflecting decreased gross profit on lower sales of elastomer materials for defense applications.

Interest expense for the first fiscal quarter of 2013 was $10.4 million compared with $11.5 million for the first fiscal quarter of 2012, reflecting lower borrowings.

The income tax rate was 8.5% compared with 10.1% for the first fiscal quarter of 2013 and 2012, respectively. In the first fiscal quarter of 2013, the Company recognized $3.7 million of discrete tax benefits principally related to the following items. The first item was approximately $1.5 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits. The second item was approximately $2.2 million of tax benefits related to the settlement of U.S. and foreign tax examinations. In the first fiscal quarter of 2012, the Company recognized $2.3 million of discrete tax benefits due to a change in French tax laws associated with the holding company structure and the financing of the Souriau acquisition. The income tax rate differed from the statutory rate in the first fiscal quarter of 2013 and 2012, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $5.1 million of tax benefits associated with research and development tax credits, capital and operating losses that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

We use forward contracts to hedge our foreign currency exchange risk. To the extent that these hedges qualify under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in a currency other than the functional currency of the Company for the first fiscal quarter of 2013 and 2012 are as follows:

(In thousands)
	Three Months Ended
	January 25, 2013	January 27, 2012
Forward foreign currency contracts – loss	$(905)	$(5,803)
Forward foreign currency contracts – reclassified from AOCI	(80)	(101)
Embedded derivatives – gain	496	337
Revaluation of monetary assets/liabilities – gain (loss)	(3,113)	3,351

Total	$(3,602)	$(2,216)

New orders for the first fiscal quarter of 2013 were $473.6 million compared with $467.8 million for the same period in 2012. Backlog was $1.3 billion at January 25, 2013, compared to $1.2 billion at January 27, 2012, and $1.3 billion at the end of fiscal 2012.

Liquidity and Capital Resources

Cash and cash equivalents at January 25, 2013, totaled $202.8 million, an increase of $42.1 million from October 26, 2012. Net working capital increased to $664.7 million at January 25, 2013, from $639.3 million at October 26, 2012. Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $86.5 million and $46.6 million in the first fiscal quarter of 2013 and 2012, respectively. The increase principally reflected high cash receipts from the sale of products.

Cash flows used by investing activities were $12.2 million and $12.5 million in the first fiscal quarter of 2013 and 2012, respectively. Cash flows used by investing activities in the first fiscal quarter of 2013 and 2012 mainly reflected cash paid for capital expenditures.

Cash flows used by financing activities were $32.4 million in the first fiscal quarter of 2013 and mainly reflected $36.6 million repayment of long-term debt. Cash flows used by financing activities were $22.1 million in the first fiscal quarter of 2012 and mainly reflected $28.3 million repayment of long-term debt and government assistance payments received of $7.9 million.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $80.0 million during fiscal 2013, compared with $49.4 million expended in fiscal 2012.

Total debt at January 25, 2013, was $814.4 million and consisted of $250.0 million of Senior Notes due in 2020, $175.0 million of Senior Notes due in 2017, $61.2 million (€45.4 million) of the Euro Term Loan, $225.0 million in borrowings under our secured credit facility, $52.0 million government refundable advances, $44.8 million under capital lease obligations, and $6.4 million under our various foreign currency debt agreements and other debt agreements. On February 5, 2013, the $75.0 million interest rate swap agreement to exchange the fixed interest rate on the $175.0 million Senior Notes due in 2017 for a variable interest rate was called and is payable in 30 days.

Subsequent to period end, on February 4, 2013, we acquired the Gamesman Group (Gamesman) for approximately $39.9 million. Gamesman is a global supplier of input devices principally serving the gaming industry. Gamesman will be included in the Avionics & Controls segment.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through the next twelve months.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 26, 2012, that may cause our or the industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first three months of fiscal 2013. A discussion of our exposure to market risk is provided in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2012.

Item 4.	Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 25, 2013. Based upon that evaluation, they concluded as of January 25, 2013, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of January 25, 2013, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of the Company, effective December 13, 2012. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on
Form 8-K filed on December 18, 2012 [Commission File Number 1-6357].)

10.1*	Esterline Technologies Corporation Fiscal Year 2013 Annual Incentive Compensation Plan.

10.2*	Esterline Technologies Corporation Long-Term Incentive Plan.

10.3*	Form of Global Stock Option Agreement under the Esterline Technologies Corporation Amended and Restated 2004 Equity Incentive Plan.

10.4*	Form of Restricted Stock Unit Agreement under the Esterline Technologies Corporation Amended and Restated 2004 Equity Incentive Plan.

10.5*	Promotion Letter from Esterline Technologies Corporation to Marcia Mason dated August 1, 2012.

10.6*	Promotion Letter from Esterline Technologies Corporation to Albert Yost dated November 16, 2009.

10.7	Letter Agreement, dated December 13, 2012, among Esterline Technologies Corporation, Relational Investors, LLC and the other parties named in the Letter Agreement. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 18, 2012 [Commission File Number 1- 6357].)

11	Schedule setting forth computation of basic and diluted earnings per common share for the three month periods ended January 25, 2013, and January 27, 2012.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of R. Bradley Lawrence) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: March 1, 2013	By:	/s/ Robert D. George
Robert D. George
Chief Financial Officer, Vice President, and
Corporate Development
(Principal Financial Officer)