Form 10-Q
period 2013-04-26
ESTERLINE TECHNOLOGIES CORP
filed 2013-05-31
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 26, 2013.

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

As of May 28, 2013, 31,280,484 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of April 26, 2013 and October 26, 2012

(In thousands, except share amounts)

	April 26, 2013	October 26, 2012
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$169,177	$160,675
Cash in escrow	4,017	5,016
Accounts receivable, net of allowances of $8,615 and $9,029	340,548	383,362
Inventories
Raw materials and purchased parts	158,720	146,390
Work in process	177,989	174,824
Finished goods	93,252	88,623

	429,961	409,837

Income tax refundable	7,170	4,832
Deferred income tax benefits	46,046	46,000
Prepaid expenses	23,310	21,340
Other current assets	3,614	4,631

Total Current Assets	1,023,843	1,035,693

Property, Plant and Equipment	720,784	701,541
Accumulated depreciation	369,223	345,140

	351,561	356,401

Other Non-Current Assets
Goodwill	1,107,514	1,098,962
Intangibles, net	595,207	609,045
Debt issuance costs, net of accumulated amortization of $3,507 and $4,577	7,063	8,818
Deferred income tax benefits	94,477	97,952
Other assets	7,921	20,246

	$3,187,586	$3,227,117

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of April 26, 2013 and October 26, 2012

(In thousands, except share amounts)

	April 26, 2013	October 26, 2012
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$111,399	$108,689
Accrued liabilities	240,689	269,553
Current maturities of long-term debt	20,844	10,610
Deferred income tax liabilities	3,184	5,125
Federal and foreign income taxes	2,886	2,369

Total Current Liabilities	379,002	396,346

Long-Term Liabilities
Credit facilities	200,000	240,000
Long-term debt, net of current maturities	558,586	598,060
Deferred income tax liabilities	201,175	205,198
Pension and post-retirement obligations	133,073	132,074
Other liabilities	34,243	34,904

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 31,253,059 and 30,869,390	6,251	6,174
Additional paid-in capital	591,837	569,235
Retained earnings	1,180,989	1,120,356
Accumulated other comprehensive loss	(107,659)	(85,284)

Total Esterline shareholders’ equity	1,671,418	1,610,481
Noncontrolling interests	10,089	10,054

Total Shareholders’ Equity	1,681,507	1,620,535

	$3,187,586	$3,227,117

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three and Six Month Periods Ended April 26, 2013 and April 27, 2012

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012

Net Sales	$499,562	$504,831	$957,524	$975,713
Cost of Sales	318,186	320,308	615,803	633,109

	181,376	184,523	341,721	342,604
Expenses
Selling, general & administrative	98,278	98,950	196,889	193,647
Research, development & engineering	25,658	29,545	48,734	55,940
Gain on settlement of contingency	0	(11,891)	0	(11,891)

Total Expenses	123,936	116,604	245,623	237,696

Operating Earnings	57,440	67,919	96,098	104,908
Interest Income	(148)	(116)	(249)	(211)
Interest Expense	11,482	11,484	21,926	23,012
Loss on Extinguishment of Debt	946	0	946	0

Earnings Before Income Taxes	45,160	56,551	73,475	82,107
Income Tax Expense	9,482	11,138	11,876	13,714

Earnings Including Noncontrolling Interests	35,678	45,413	61,599	68,393
Earnings Attributable to
Noncontrolling Interests	(156)	(222)	(966)	(414)

Net Earnings Attributable to Esterline	$35,522	$45,191	$60,633	$67,979

Earnings Per Share Attributable to Esterline:
Basic Earnings Per Share	$1.14	$1.47	$1.96	$2.22
Diluted Earnings Per Share	1.12	1.44	1.92	2.18

Comprehensive Income	$1,367	$75,936	$38,258	$34,858

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Month Periods Ended April 26, 2013 and April 27, 2012

(Unaudited)

(In thousands)

	Six Months Ended
	April 26, 2013	April 27, 2012

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$61,599	$68,393
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	56,288	54,848
Deferred income taxes	(5,676)	(15,200)
Share-based compensation	5,658	5,887
Gain on sale of capital assets	(695)	(155)
Gain on settlement of contingency	0	(11,891)
Working capital changes, net of effect of acquisitions:
Accounts receivable	41,591	1,962
Inventories	(18,279)	(17,394)
Prepaid expenses	(1,974)	(6,116)
Other current assets	(281)	957
Accounts payable	422	(1,964)
Accrued liabilities	(13,587)	2,935
Federal and foreign income taxes	(2,808)	6,502
Other liabilities	(3,212)	(5,531)
Other, net	3,638	2,069

	122,684	85,302

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(25,085)	(25,777)
Proceeds from sale of capital assets	695	155
Acquisitions of business, net of cash acquired	(40,689)	0

	(65,079)	(25,622)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under share-based compensation plans	15,201	3,537
Excess tax benefits from stock options exercised	1,820	221
Proceeds from long-term credit facilities	175,000	0
Repayment of long-term debt	(197,458)	(8,236)
Repayment of credit facilities	(40,000)	(60,000)
Proceeds from government assistance	0	14,048
Dividends paid to noncontrolling interests	(962)	0
Debt and other issuance costs	(453)	0

	(46,852)	(50,430)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(2,251)	(3,190)

Net Increase (Decrease) in Cash and Cash Equivalents	8,502	6,060

Cash and Cash Equivalents – Beginning of Period	160,675	185,035

Cash and Cash Equivalents – End of Period	$169,177	$191,095

Supplemental Cash Flow Information
Cash paid for interest	$21,906	$21,867
Cash paid for taxes	20,984	22,956

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended April 26, 2013 and April 27, 2012

1.	The consolidated balance sheet as of April 26, 2013, the consolidated statement of operations and comprehensive income for the three and six month periods ended April 26, 2013, and April 27, 2012, and the consolidated statement of cash flows for the six month periods ended April 26, 2013, and April 27, 2012, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2012, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options and restricted stock units. Common shares issuable from share-based compensation plans that were excluded from the calculation of diluted earnings per share because they were anti-dilutive were 249,900 and 531,600 in the second fiscal quarter of 2013 and 2012, respectively. Shares used for calculating earnings per share are disclosed in the following table.

(In thousands)	Three Months Ended		Six Months Ended
	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012

Shares Used for Basic Earnings Per Share	31,100	30,669	31,002	30,650
Shares Used for Diluted Earnings Per Share	31,696	31,319	31,559	31,238

5.	The Company’s comprehensive income is as follows:

(In thousands)	Three Months Ended		Six Months Ended
	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012

Net Earnings	$35,522	$45,191	$60,633	$67,979
Change in Fair Value of Derivative Financial Instruments, Net of Tax (1)	(1,540)	3,735	(1,586)	385
Change in Pension and Post-retirement Obligations, Net of Tax (2)	2,126	821	1,975	2,314
Foreign Currency Translation Adjustment	(34,741)	26,189	(22,764)	(35,820)

Comprehensive Income	$1,367	$75,936	$38,258	$34,858

(1)

Net of tax benefit (expense) of $705 and $(1,387) for the second fiscal quarter of 2013 and 2012, respectively. Net of tax benefit of $481 and $92 for the first six months of fiscal 2013 and 2012, respectively.

(2)

Net of tax expense of $(1,130) and $(581) for the second fiscal quarter of 2013 and 2012, respectively. Net of tax expense of $(1,075) and $(1,412) for the first six months of fiscal 2013 and 2012, respectively.

The Company’s accumulated other comprehensive loss is comprised of the following:

(In thousands)	April 26, 2013	October 26, 2012

Net unrealized gain on derivative contracts	$37	$1,623
Pension and post-retirement obligations	(97,204)	(99,179)
Currency translation adjustment	(10,492)	12,272

Total accumulated other comprehensive loss	$(107,659)	$(85,284)

6.	The income tax rate was 16.2% and 16.7% for the first six months of fiscal 2013 and 2012, respectively. In the first six months of fiscal 2013, the Company recognized $3.6 million of discrete tax benefits principally related to the following items. The first item was approximately $1.5 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits. The second item was approximately $2.3 million of tax benefits related to the settlement of U.S. and foreign tax examinations. In the first six months of fiscal 2012, the Company recognized $2.3 million in discrete tax benefits due to a change in French tax laws associated with the holding company structure and the financing of the Souriau Group (Souriau) acquisition. The income tax rate differed from the statutory rate in the first six months of fiscal 2013 and 2012, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is anticipated that during the third quarter of fiscal 2013, a tax benefit of approximately $4.1 million will be recorded to account for the reduction of net deferred tax liabilities as a result of the proposed enactment of tax laws reducing the U.K. statutory income tax rate.

It is reasonably possible that within the next twelve months approximately $5.1 million of tax benefits associated with research and development tax credits, capital and operating losses that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.

7.	On February 4, 2013, the Company acquired the Gamesman Group (Gamesman) for $40.8 million. Gamesman is a global supplier of input devices principally serving the gaming industry. Gamesman is included in the Avionics & Controls segment.

8.	As of April 26, 2013, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the first six months of fiscal 2013 and 2012 was $5.7 million and $5.9 million, respectively. During the first six months of fiscal 2013 and 2012, the Company issued 383,669 and 80,842 shares, respectively, under its share-based compensation plans.

Employee Stock Purchase Plan (ESPP)

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded.

Employee Sharesave Scheme

Under the employee sharesave scheme for U.K. employees, participants are allowed the option to purchase shares at a discount of 5% of the market price of the stock as of the beginning of the offering period. The term of these options is three years. The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan. Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 16,722 and 45,063 options in the six month periods ended April 26, 2013, and April 27, 2012, respectively. The weighted-average grant date fair value of options granted during the six month periods ended April 26, 2013, and April 27, 2012, was $20.24 and $19.85 per share, respectively.

The fair value of the awards under the employee sharesave scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect at the time of grant.

	Six Months Ended
	April 26, 2013	April 27, 2012

Volatility	36.97%	38.96%
Risk-free interest rate	0.40%	0.38%
Expected life (years)	3	3
Dividends	0	0

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 237,700 and 333,400 options in the six month periods ended April 26, 2013, and April 27, 2012, respectively. The weighted-average grant date fair value of options granted during the six month periods ended April 26, 2013, and April 27, 2012, was $29.12 and $24.13 per share, respectively.

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

Six Months Ended
	April 26, 2013	April 27, 2012

Volatility	41.89 – 44.25%	41.62 – 44.29%
Risk-free interest rate	0.79 – 1.88%	0.91 – 2.11%
Expected life (years)	4.5 – 9.5	4.5 – 9.5
Dividends	0	0

In December 2012, the Board of Directors and Compensation Committee approved restricted stock unit awards under the equity incentive plan. The Company granted 32,200 restricted stock units during the six month period ended April 26, 2013. The weighted-average grant date fair value of restricted stock units granted during the six month period ended April 26, 2013, was $62.52 per share. The fair value for each restricted stock unit granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant. There were no restricted stock units granted in the six month period ended April 27, 2012.

9.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC Electronics, Inc. (CMC). Components of periodic pension cost consisted of the following:

(In thousands)	Three Months Ended		Six Months Ended
	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Service cost	$2,974	$2,424	$6,271	$4,826
Interest cost	4,382	4,686	8,794	9,332
Expected return on plan assets	(5,632)	(5,370)	(11,305)	(10,697)
Amortization of prior service cost	21	11	42	21
Amortization of actuarial loss	3,443	2,589	6,855	5,164

Net Periodic Cost	$5,188	$4,340	$10,657	$8,646

The Company’s principal post-retirement plans include non-U.S. plans, which are non-contributory healthcare and life insurance plans. The components of expense of these other retirement benefits consisted of the following:

(In thousands)	Three Months Ended		Six Months Ended
	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Service cost	$254	$105	$513	$207
Interest cost	186	166	376	329
Amortization of prior service cost	(17)	0	(34)	0
Amortization of actuarial loss (gain)	8	(7)	16	(14)

Net Periodic Cost	$431	$264	$871	$522

10.	In March 2011, the Company entered into a secured credit facility for $460 million made available through a group of banks. The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. The credit facility expires in July 2016. The spread ranges from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At April 26, 2013, the Company had $200.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.75% or 1.95%.

In July 2011, the Company amended the secured credit facility to provide for a €125.0 million term loan (Euro Term Loan). The interest rate on the Euro Term Loan ranges from Euro LIBOR plus 1.5% to Euro LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At April 26, 2013, the Company had €43.9 million outstanding or $57.2 million under the Euro Term Loan at an interest rate of Euro LIBOR plus 1.75% or 1.82%. The loan amortizes at 1.25% of the original principal balance quarterly through March 2016, with the remaining balance due in July 2016.

In April 2013, the Company amended the secured credit facility to include a $175.0 million term loan (U.S. Term Loan). The interest rate on the U.S. Term Loan ranges from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At April 26, 2013, the Company had $175.0 million outstanding under the U.S. Term Loan at an interest rate of LIBOR plus 1.75% or 1.96%. The loan amortizes at 1.25% of the original principal balance quarterly through March 2016, with the remaining balance due in July 2016.

In April 2013, the Company redeemed the $175.0 million 6.625% Senior Notes due March 2017 (2017 Notes). In connection with the redemption, the Company wrote off $1.3 million in unamortized debt issuance costs as a charge against interest expense. In addition, the Company incurred a $3.9 million redemption premium and terminated its $175.0 million interest rate swap agreements and received proceeds of $2.9 million. As a result, the redemption of the 2017 Notes resulted in a net $0.9 million loss on extinguishment of debt.

Based on quoted market prices, the approximate fair value of the Company’s $250.0 million 7.0% Senior Notes due August 2020 (2020 Notes) was approximately $277.5 million as of April 26, 2013, and October 26, 2012, respectively. The approximate fair value of the Company’s 2017 Notes was $181.3 million as of October 26, 2012. The carrying amounts of the secured credit facility, U.S. Term Loan and Euro Term Loan approximate fair value. Estimates of fair value for the 2020 Notes are based on quoted market prices, and considered Level 2 inputs as defined in the fair value hierarchy, described in Note 11.

Government refundable advances of $52.0 million at April 26, 2013, consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The repayment of this advance is based on year-over-year commercial aviation revenue growth at CMC beginning in 2014. Imputed interest on the advance was 5.0% at April 26, 2013.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at April 26, 2013, and October 26, 2012.

(In thousands)	Level 2
	April 26, 2013	October 26, 2012
Assets:
Derivative contracts designated as hedging instruments	$1,878	$7,753
Derivative contracts not designated as hedging instruments	903	1,387
Embedded derivatives	930	51

Liabilities:
Derivative contracts designated as hedging instruments	$2,474	$2,143
Derivative contracts not designated as hedging instruments	1,624	361
Embedded derivatives	43	470

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of April 26, 2013. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of April 26, 2013, and October 26, 2012, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $359.3 million and $358.4 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In fiscal 2010, the Company entered into interest rate swap agreements for $175.0 million on the 2017 Notes. The swap agreements exchanged the fixed interest rate on the 2017 Notes of 6.625% for a variable interest rate. In the second quarter of fiscal 2013, the swap agreements were terminated and the Company redeemed the 2017 Notes with the proceeds from the $175.0 million U.S. Term Loan. The Company recorded a gain on the swap termination of $2.9 million. The gain is included in the Loss on Extinguishment of Debt in the Consolidated Statement of Operations and Comprehensive Income.

Embedded Derivative Instruments

The Company’s embedded derivatives are the result of entering into sales or purchase contracts that are denominated in a currency other than the Company’s functional currency or the supplier’s or customer’s functional currency.

Net Investment Hedge

In July 2011, the Company entered into a Euro Term Loan for €125.0 million under the secured credit facility. The Company designated the Euro Term Loan a hedge of the investment in a certain French business unit. The foreign currency gain or loss that is effective as a hedge is reported as a component of AOCI in shareholders’ equity. To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings. There has been no ineffectiveness since inception of the hedge.

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at April 26, 2013, and October 26, 2012, consisted of:

(In thousands)		Fair Value
	Classification	April 26, 2013	October 26, 2012
Foreign Currency Forward Exchange Contracts:
	Other current assets	$2,173	$3,694
	Other assets	608	1,294
	Accrued liabilities	2,601	2,228
	Other liabilities	1,497	276

Embedded Derivative Instruments:
	Other current assets	$772	$51
	Other assets	158	0
	Accrued liabilities	43	148
	Other liabilities	0	322

Interest Rate Swaps:
	Long-term debt, net of current maturities	$0	$4,152

The effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income for the three and six month periods ended April 26, 2013, and April 27, 2012, consisted of:

(In thousands)		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Fair Value Hedges:
Interest rate swap contracts
	Interest Expense	$342	$684	$1,058	$1,251
	Loss on Extinguishment of Debt	2,918	0	2,918	0

Embedded derivatives
	Sales	738	(197)	1,262	141

Cash Flow Hedges:
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCI (effective portion)
	AOCI	$(1,703)	$4,581	$(1,436)	$(143)

Amount of gain (loss) reclassified from AOCI into income
	Sales	(541)	542	(631)	436

Net Investment Hedges:
Euro Term Loan	AOCI	$1,991	$(400)	$(424)	$10,347

During the first six months of fiscal 2013 and 2012, the Company recorded losses of $1.8 million and $4.3 million, respectively, on foreign currency forward exchange contracts that have not been designated as an accounting hedge. These foreign currency exchange losses are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first six months of fiscal 2013 and 2012. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first six months of fiscal 2013 and 2012.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $0.1 million of net loss into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at April 26, 2013, is 24 months.

13.	The Company is subject to U.S. export laws and regulations, such as the International Traffic in Arms Regulations (ITAR), that generally restrict the export of defense products, technical data and defense services. The Company has filed voluntary disclosure reports concerning certain U.S. operating units that voluntarily reported certain technical violations of the ITAR to the Directorate of Defense Trade Controls (DDTC) of the U.S. Department of State. DDTC, through its Office of Defense Trade Controls Compliance (DDTC Office of Compliance), enforces compliance with the ITAR through administrative charges for certain violations, including by imposition of civil monetary penalties and other administrative sanctions. On May 22, 2013, the DDTC Office of Compliance informed the Company that, considering the information they currently have concerning the Company’s overall history in handling ITAR-controlled transactions, including the substance of the Company’s prior voluntary disclosures, and other aspects of certain ITAR compliance errors, it intends to impose civil monetary fines and administrative sanctions. The Company is currently in discussions with the DDTC Office of Compliance to better understand and respond to its concerns. Resolution of this matter might take the form of a consent agreement that could require payment of a civil monetary fine and commit the Company to undertake additional remedial compliance measures and program monitoring. Because of the early stage of the Company’s discussions with DDTC, the Company cannot estimate a range of the potential civil monetary fines, administrative sanctions, or other financial obligations associated with remedial actions the Company might be required to take. Although management cannot be certain of the outcome, management does not believe the final resolution of this matter will have a material adverse effect on the Company’s financial position.

14.	Segment information:

Business segment information includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended		Six Months Ended
	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Sales
Avionics & Controls	$192,130	$195,025	$366,700	$374,597
Sensors & Systems	176,964	184,683	348,774	356,355
Advanced Materials	130,468	125,123	242,050	244,761

Total Sales	$499,562	$504,831	$957,524	$975,713

Earnings Before Income Taxes
Avionics & Controls	$21,465	$18,251	$40,054	$38,314
Sensors & Systems	23,207	24,710	42,208	31,525
Advanced Materials	28,623	26,160	46,267	49,233

Segment Earnings	73,295	69,121	128,529	119,072

Corporate expense	(15,855)	(13,093)	(32,431)	(26,055)
Gain on settlement of contingency	0	11,891	0	11,891
Interest income	148	116	249	211
Interest expense	(11,482)	(11,484)	(21,926)	(23,012)
Loss on extinguishment of debt	(946)	0	(946)	0

	$45,160	$56,551	$73,475	$82,107

15.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of April 26, 2013, and October 26, 2012, and for the applicable periods ended April 26, 2013, and April 27, 2012, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the current subsidiary guarantors (Guarantor Subsidiaries) of the secured credit facility, 2020 Notes, and 2017 Notes for periods prior to the fiscal quarter ended April 26, 2013; and (c) on a combined basis, the subsidiaries that are not guarantors of the secured credit facility, 2020 Notes, and 2017 Notes for periods prior to the fiscal quarter ended April 26, 2013 (Non-Guarantor Subsidiaries). The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the secured credit facility, 2020 Notes, and 2017 Notes for periods prior to the fiscal quarter ended April 26, 2013.

Condensed Consolidating Balance Sheet as of April 26, 2013.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$10,998	$1,309	$156,870	$0	$169,177
Cash in escrow	4,017	0	0	0	4,017
Accounts receivable, net	863	129,978	209,707	0	340,548
Inventories	0	168,460	261,501	0	429,961
Income tax refundable	0	7,170	0	0	7,170
Deferred income tax benefits	24,727	137	21,182	0	46,046
Prepaid expenses	139	6,910	16,261	0	23,310
Other current assets	92	137	3,385	0	3,614

Total Current Assets	40,836	314,101	668,906	0	1,023,843

Property, Plant & Equipment, Net	2,003	158,590	190,968	0	351,561
Goodwill	0	313,552	793,962	0	1,107,514
Intangibles, Net	0	119,113	476,094	0	595,207
Debt Issuance Costs, Net	5,928	0	1,135	0	7,063
Deferred Income Tax Benefits	34,824	2	59,651	0	94,477
Other Assets	(70)	1,495	6,496	0	7,921
Amounts Due From (To) Subsidiaries	0	536,983	0	(536,983)	0
Investment in Subsidiaries	2,515,545	934,659	159,661	(3,609,865)	0

Total Assets	$2,599,066	$2,378,495	$2,356,873	$(4,146,848)	$3,187,586

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$2,066	$25,845	$83,488	$0	$111,399
Accrued liabilities	14,014	75,932	150,743	0	240,689
Current maturities of long-term debt	8,750	195	11,899	0	20,844
Deferred income tax liabilities	1,233	(8)	1,959	0	3,184
Federal and foreign income taxes	794	(22,903)	24,995	0	2,886

Total Current Liabilities	26,857	79,061	273,084	0	379,002

Credit Facilities	200,000	0	0	0	200,000
Long-Term Debt, Net	416,250	44,004	98,332	0	558,586
Deferred Income Tax Liabilities	59,389	(8)	141,794	0	201,175
Pension and Post- Retirement Obligations	20,183	47,828	65,062	0	133,073
Other Liabilities	8,377	194	25,672	0	34,243
Amounts Due To (From) Subsidiaries	186,503	0	414,200	(600,703)	0
Shareholders’ Equity	1,681,507	2,207,416	1,338,729	(3,546,145)	1,681,507

Total Liabilities and Shareholders’ Equity	$2,599,066	$2,378,495	$2,356,873	$(4,146,848)	$3,187,586

Condensed Consolidating Statement of Operations for the three month period ended April 26, 2013.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$230,311	$270,151	$(900)	$499,562
Cost of Sales	0	141,178	177,908	(900)	318,186

	0	89,133	92,243	0	181,376
Expenses
Selling, general and administrative	0	39,105	59,173	0	98,278
Research, development and engineering	0	13,706	11,952	0	25,658
Gain on settlement of contingency	0	0	0	0	0

Total Expenses	0	52,811	71,125	0	123,936

Operating Earnings	0	36,322	21,118	0	57,440
Interest Income	(3,992)	(1,978)	(13,136)	18,958	(148)
Interest Expense	9,152	6,646	14,642	(18,958)	11,482
Loss on Extinguishment of Debt	946	0	0	0	946

Earnings (Loss) Before Income Taxes	(6,106)	31,654	19,612	0	45,160
Income Tax Expense (Benefit)	(1,273)	6,468	4,287	0	9,482

Earnings (Loss) Including Noncontrolling Interests	(4,833)	25,186	15,325	0	35,678
Earnings Attributable to Noncontrolling Interests	0	0	(156)	0	(156)

Earnings (Loss) Attributable to Esterline	(4,833)	25,186	15,169	0	35,522
Equity in Net Earnings of Consolidated Subsidiaries	40,355	(275)	30	(40,110)	0

Net Earnings (Loss) Attributable to Esterline	$35,522	$24,911	$15,199	$(40,110)	$35,522

Condensed Consolidating Statement of Operations for the six month period ended April 26, 2013.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$437,010	$522,321	$(1,807)	$957,524
Cost of Sales	0	273,044	344,566	(1,807)	615,803

	0	163,966	177,755	0	341,721
Expenses
Selling, general and administrative	0	74,836	122,053	0	196,889
Research, development and engineering	0	24,764	23,970	0	48,734
Gain on settlement of contingency	0	0	0	0	0

Total Expenses	0	99,600	146,023	0	245,623

Operating Earnings	0	64,366	31,732	0	96,098
Interest Income	(7,652)	(3,695)	(27,824)	38,922	(249)
Interest Expense	17,233	12,967	30,648	(38,922)	21,926
Loss on Extinguishment of Debt	946	0	0	0	946

Earnings (Loss) Before Income Taxes	(10,527)	55,094	28,908	0	73,475
Income Tax Expense (Benefit)	(2,223)	8,914	5,185	0	11,876

Earnings (Loss) Including Noncontrolling Interests	(8,304)	46,180	23,723	0	61,599
Earnings Attributable to Noncontrolling Interests	0	0	(966)	0	(966)

Earnings (Loss) Attributable to Esterline	(8,304)	46,180	22,757	0	60,633
Equity in Net Earnings of Consolidated Subsidiaries	68,937	383	30	(69,350)	0

Net Earnings (Loss) Attributable to Esterline	$60,633	$46,563	$22,787	$(69,350)	$60,633

Condensed Consolidating Statement of Cash Flows for the six month period ended April 26, 2013.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$61,599	$46,563	$22,787	$(69,350)	$61,599
Depreciation & amortization	0	20,776	35,512	0	56,288
Deferred income taxes	13,077	(325)	(18,428)	0	(5,676)
Share-based compensation	0	2,360	3,298	0	5,658
Gain on sale of capital assets	0	(308)	(387)	0	(695)
Gain on settlement of contingency	0	0	0	0	0
Working capital changes, net of effect of acquisitions:
Accounts receivable	(682)	10,653	31,620	0	41,591
Inventories	0	(8,887)	(9,392)	0	(18,279)
Prepaid expenses	(63)	(1,519)	(392)	0	(1,974)
Other current assets	42	415	(738)	0	(281)
Accounts payable	122	(506)	806	0	422
Accrued liabilities	(3,117)	(2,171)	(8,299)	0	(13,587)
Federal & foreign income taxes	2,831	(2,467)	(3,172)	0	(2,808)
Other liabilities	7,824	(7,058)	(3,978)	0	(3,212)
Other, net	1,284	5,789	(3,435)	0	3,638

	82,917	63,315	45,802	(69,350)	122,684

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(35)	(8,495)	(16,555)	0	(25,085)
Proceeds from sale of capital assets	0	308	387	0	695
Acquisitions of business, net of cash acquired	0	0	(40,689)	0	(40,689)

	(35)	(8,187)	(56,857)	0	(65,079)

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under share-based compensation plans	15,201	0	0	0	15,201
Excess tax benefits from stock options exercised	1,820	0	0	0	1,820
Proceeds from long-term credit facilities	175,000	0	0	0	175,000
Repayment of long-term debt	(175,000)	(165)	(22,293)	0	(197,458)
Repayment of credit facilities	(40,000)	0	0	0	(40,000)
Proceeds from government assistance	0	0	0	0	0
Dividends paid to noncontrolling interests	0	0	(962)	0	(962)
Debt and other issuance costs	(453)	0	0	0	(453)
Net change in intercompany financing	(65,217)	(54,969)	50,836	69,350	0

	(88,649)	(55,134)	27,581	69,350	(46,852)

Effect of foreign exchange rates on cash	(5)	(9)	(2,237)	0	(2,251)

Net increase (decrease) in cash and cash equivalents	(5,772)	(15)	14,289	0	8,502
Cash and cash equivalents – beginning of year	16,770	1,324	142,581	0	160,675

Cash and cash equivalents – end of year	$10,998	$1,309	$156,870	$0	$169,177

Condensed Consolidating Balance Sheet as of October 26, 2012.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$16,770	$1,324	$142,581	$0	$160,675
Cash in escrow	5,016	0	0	0	5,016
Accounts receivable, net	181	140,631	242,550	0	383,362
Inventories	0	159,573	250,264	0	409,837
Income tax refundable	0	4,832	0	0	4,832
Deferred income tax benefits	22,874	105	23,021	0	46,000
Prepaid expenses	76	5,391	15,873	0	21,340
Other current assets	134	552	3,945	0	4,631

Total Current Assets	45,051	312,408	678,234	0	1,035,693

Property, Plant & Equipment, Net	2,811	161,998	191,592	0	356,401
Goodwill	0	314,641	784,321	0	1,098,962
Intangibles, Net	0	126,142	482,903	0	609,045
Debt Issuance Costs, Net	7,508	0	1,310	0	8,818
Deferred Income Tax Benefits	36,610	(283)	61,625	0	97,952
Other Assets	8,082	1,561	10,603	0	20,246
Amounts Due From (To) Subsidiaries	0	491,143	0	(491,143)	0
Investment in Subsidiaries	2,457,859	1,179,938	170,223	(3,808,020)	0

Total Assets	$2,557,921	$2,587,548	$2,380,811	$(4,299,163)	$3,227,117

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$1,944	$26,351	$80,394	$0	$108,689
Accrued liabilities	17,495	79,103	172,955	0	269,553
Current maturities of long-term debt	0	174	10,436	0	10,610
Deferred income tax liabilities	213	(1)	4,913	0	5,125
Federal and foreign income taxes	(3,418)	(23,822)	29,609	0	2,369

Total Current Liabilities	16,234	81,805	298,307	0	396,346

Credit Facilities	240,000	0	0	0	240,000
Long-Term Debt, Net	429,152	44,107	124,801	0	598,060
Deferred Income Tax Liabilities	46,730	(7)	158,475	0	205,198
Pension and Post-Retirement Obligations	20,507	54,886	56,681	0	132,074
Other Liabilities	5,189	4,194	25,521	0	34,904
Amounts Due To (From) Subsidiaries	179,574	0	369,962	(549,536)	0
Shareholders’ Equity	1,620,535	2,402,563	1,347,064	(3,749,627)	1,620,535

Total Liabilities and Shareholders’ Equity	$2,557,921	$2,587,548	$2,380,811	$(4,299,163)	$3,227,117

Condensed Consolidating Statement of Operations for the three month period ended April 27, 2012.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$229,502	$276,154	$(825)	$504,831
Cost of Sales	0	139,823	181,310	(825)	320,308

	0	89,679	94,844	0	184,523
Expenses
Selling, general and administrative	0	36,884	62,066	0	98,950
Research, development and engineering	0	13,942	15,603	0	29,545
Gain on settlement of contingency	0	0	(11,891)	0	(11,891)

Total Expenses	0	50,826	65,778	0	116,604

Operating Earnings	0	38,853	29,066	0	67,919
Interest Income	(3,508)	(3,684)	(15,907)	22,983	(116)
Interest Expense	8,829	6,637	19,001	(22,983)	11,484
Loss on Extinguishment of Debt	0	0	0	0	0

Earnings (Loss) Before Income Taxes	(5,321)	35,900	25,972	0	56,551
Income Tax Expense (Benefit)	(1,032)	6,991	5,179	0	11,138

Earnings (Loss) Including Noncontrolling Interests	(4,289)	28,909	20,793	0	45,413
Earnings Attributable to Noncontrolling Interests	0	0	(222)	0	(222)

Earnings (Loss) Attributable to Esterline	(4,289)	28,909	20,571	0	45,191
Equity in Net Earnings of Consolidated Subsidiaries	49,480	(1,383)	2,800	(50,897)	0

Net Earnings (Loss) Attributable to Esterline	$45,191	$27,526	$23,371	$(50,897)	$45,191

Condensed Consolidating Statement of Operations for the six month period ended April 27, 2012.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$443,745	$533,397	$(1,429)	$975,713
Cost of Sales	0	275,182	359,356	(1,429)	633,109

	0	168,563	174,041	0	342,604
Expenses
Selling, general and administrative	0	71,777	121,870	0	193,647
Research, development and engineering	0	25,018	30,922	0	55,940
Gain on settlement of contingency	0	0	(11,891)	0	(11,891)

Total Expenses	0	96,795	140,901	0	237,696

Operating Earnings	0	71,768	33,140	0	104,908
Interest Income	(6,985)	(7,378)	(33,398)	47,550	(211)
Interest Expense	17,663	13,217	39,682	(47,550)	23,012
Loss on Extinguishment of Debt	0	0	0	0	0

Earnings (Loss) Before Income Taxes	(10,678)	65,929	26,856	0	82,107
Income Tax Expense (Benefit)	(2,029)	10,364	5,379	0	13,714

Earnings (Loss) Including Noncontrolling Interests	(8,649)	55,565	21,477	0	68,393
Earnings Attributable to Noncontrolling Interests	0	0	(414)	0	(414)

Earnings (Loss) Attributable to Esterline	(8,649)	55,565	21,063	0	67,979
Equity in Net Earnings of Consolidated Subsidiaries	76,628	8,711	(90)	(85,249)	0

Net Earnings (Loss) Attributable to Esterline	$67,979	$64,276	$20,973	$(85,249)	$67,979

Condensed Consolidating Statement of Cash Flows for the six month period ended April 27, 2012.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$68,393	$64,276	$20,973	$(85,249)	$68,393
Depreciation & amortization	0	19,390	35,458	0	54,848
Deferred income taxes	(1,428)	(65)	(13,707)	0	(15,200)
Share-based compensation	0	2,436	3,451	0	5,887
Gain on sale of capital assets	0	(83)	(72)	0	(155)
Gain on settlement of contingency	0	0	(11,891)	0	(11,891)
Working capital changes, net of effect of acquisitions:
Accounts receivable	(50)	12,217	(10,205)	0	1,962
Inventories	0	(13,312)	(4,082)	0	(17,394)
Prepaid expenses	(57)	(1,527)	(4,532)	0	(6,116)
Other current assets	4	(83)	1,036	0	957
Accounts payable	515	(1,406)	(1,073)	0	(1,964)
Accrued liabilities	1,590	(5,751)	7,096	0	2,935
Federal & foreign income taxes	8,144	(1,546)	(96)	0	6,502
Other liabilities	3,862	(7,841)	(1,552)	0	(5,531)
Other, net	(39)	562	1,546	0	2,069

	80,934	67,267	22,350	(85,249)	85,302

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(731)	(13,024)	(12,022)	0	(25,777)
Proceeds from sale of capital assets	0	83	72	0	155
Acquisitions of business, net of cash acquired	0	0	0	0	0

	(731)	(12,941)	(11,950)	0	(25,622)

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under share-based compensation plans	3,537	0	0	0	3,537
Excess tax benefits from stock options exercised	221	0	0	0	221
Proceeds from long-term credit facilities	0	0	0	0	0
Repayment of long-term debt	0	(206)	(8,030)	0	(8,236)
Repayment of credit facilities	(60,000)	0	0	0	(60,000)
Proceeds from government assistance	0	0	14,048	0	14,048
Dividends paid to noncontrolling interests	0	0	0	0	0
Debt and other issuance costs	0	0	0	0	0
Net change in intercompany financing	(63,495)	(55,689)	33,935	85,249	0

	(119,737)	(55,895)	39,953	85,249	(50,430)

Effect of foreign exchange rates on cash	2	3	(3,195)	0	(3,190)

Net increase (decrease) in cash and cash equivalents	(39,532)	(1,566)	47,158	0	6,060
Cash and cash equivalents – beginning of year	49,837	13,450	121,748	0	185,035

Cash and cash equivalents – end of year	$10,305	$11,884	$168,906	$0	$191,095

Item 2.	Management’s Discussion and Analysis of Financial Condition and
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

The Sensors & Systems segment includes power systems, connection technologies, and advanced sensors capabilities. Power systems develops and manufactures electrical power switching and other related systems, principally for aerospace and defense customers. Connection technologies develops and manufactures highly engineered connectors for harsh environments and serves the aerospace, defense & space, power generation, rail and industrial equipment markets. Advanced sensors develops and manufactures high- precision temperature and pressure sensors for aerospace and defense customers.

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

On February 4, 2013, we acquired the Gamesman Group (Gamesman) for $40.8 million. Gamesman is a global supplier of input devices principally serving the gaming industry. Gamesman is included in the Avionics & Controls segment.

For the second fiscal quarter of 2013, net earnings were $35.5 million, or $1.12 per diluted share, compared to $45.2 million, or $1.44 per diluted share, in the second fiscal quarter of 2012. For the first six months of fiscal 2013, net earnings were $60.6 million, or $1.92 per diluted share, compared to $68.0 million, or $2.18 per diluted share, during the prior-year period.

Sales decreased 1.9% to $957.5 million in the first six months of 2013, reflecting lower sales across all our operating segments. Avionics & Controls was impacted by reductions in defense spending mainly due to the continued uncertainty of U.S. congressional budget cuts, or sequestration, on defense spending. While we believe we have adequately anticipated the impact on our financial results for fiscal 2013, the impact of sequestration is yet to be fully determined and additional reductions in defense spending over the next decade could occur. Sensors & Systems sales were impacted by lower aftermarket sales and decreased demand for connection technologies for industrial applications.

Gross margin increased to 35.7% in the first six months of 2013 compared with 35.1% in the prior-year period. The prior-year period included the $12.0 million effect of purchase accounting to recognize the fair value of the Souriau Group’s (Souriau) acquired inventory as expense over the first inventory turn. Research, development and engineering spending decreased $7.2 million over the prior-year period to 5.1% of sales, mainly due to decreased spending for Avionics & Controls developments. Selling, general and administrative expense, as a percent of sales, increased 0.7 percentage points over the prior-year period to 20.6% of sales. The increase in selling, general and administrative expense reflected higher corporate expense for regulatory compliance, acquisition expenses and lower expense for Avionics & Controls partially offset by $2.3 million in bad debt expense recorded in the prior-year period.

The second fiscal quarter of 2012 benefited from an $11.9 million gain, or $9.5 million after tax, upon settlement of a contingency related to proceeds from a transaction that preceded our acquisition of CMC Electronics, Inc. (CMC).

In April 2013, we redeemed the $175.0 million 6.625% Senior Notes due March 2017 (2017 Notes). In connection with the redemption, we wrote off $1.3 million in unamortized debt issuance costs as a charge against interest expense. In addition, we incurred a $3.9 million redemption premium and terminated our $175.0 million interest rate swap agreements and received proceeds of $2.9 million. As a result, the redemption of the 2017 Notes resulted in a net $0.9 million loss on extinguishment of debt.

Operating earnings for the first six months of fiscal 2013 for Avionics & Controls and Sensors & Systems segments increased while Advanced Materials declined compared to the prior-year period. The increase in Avionics & Controls reflected lower research, development and engineering expenses for avionics systems and selling, general and administrative expenses, mainly due to $2.3 million in bad debt expense resulting from the Hawker Beechcraft bankruptcy in the prior-year period. The increase in Sensors & Systems mainly reflected the $12.0 million effect of purchase accounting to recognize the fair value of Souriau’s acquired inventory in the prior-year period. The decrease in Advanced Materials was principally due to decreased sales of engineered materials for commercial aviation.

We are subject to U.S. export laws and regulations, including the International Traffic in Arms Regulations (ITAR). Compliance with ITAR is administered through the Office of Defense Trade Controls Compliance (DDTC Office of Compliance), which is part of the Directorate of Defense Trade Controls (DDTC) of the U.S. Department of State. On May 22, 2013, the DDTC Office of Compliance informed us that, considering the information they have concerning our overall history in handling ITAR-controlled transactions, including the substance of our prior voluntary disclosures to the DDTC, and other aspects of certain ITAR compliance errors, it intends to impose civil monetary fines and administrative sanctions. We are currently in discussions with the DDTC Office of Compliance to better understand and respond to its concerns. Resolution of this matter might take the form of a consent agreement that could require payment of a civil monetary fine and commit us to undertake additional remedial compliance measures and program monitoring. We cannot estimate a range of the fines or other financial obligations that might result due to the early stage of the discussions. Although management cannot be certain of the outcome, management does not believe the final resolution of this matter will have a material adverse effect on our financial position. Please see the further description of this matter in Part II, Item 1 of this report.

Results of Operations

Three Month Period Ended April 26, 2013, Compared with Three Month Period Ended April 27, 2012

Sales for the second fiscal quarter decreased 1.0% over the prior-year period. Sales by segment were as follows:

(In thousands)	Incr./(Decr.) from prior year period	Three Months Ended
		April 26, 2013	April 27, 2012

Avionics & Controls	(1.5)%	$192,130	$195,025
Sensors & Systems	(4.2)%	176,964	184,683
Advanced Materials	4.3%	130,468	125,123

Total Net Sales		$499,562	$504,831

The 1.5% decrease in sales of Avionics & Controls mainly reflected decreased sales volumes of avionics systems of $6 million, and control systems and communication systems of $9 million, which were partially offset by an increase in sales of interface technologies of $12 million. The decrease in avionics systems was principally due to a decline in cockpit integration for retrofits of military transport aircraft and for the T-6B military trainer. A $6 million decrease in communication systems principally reflected reduced sales of embedded communication intercept receivers. The increase in sales of interface technologies was due to high sales for medical and gaming applications, of which $5 million was due to the Gamesman acquisition.

The 4.2% decrease in sales of Sensors & Systems principally reflected an $8 million decrease in connection technologies and advanced sensors sales volumes. A $5 million decrease in connection technologies mainly reflected lower demand for industrial applications. The decrease in advanced sensors principally was due to lower aftermarket demand.

The 4.3% increase in sales of Advanced Materials principally reflected increased sales volumes of non-U.S. countermeasure devices.

Overall, gross margin was 36.3% and 36.6% for the second fiscal quarter of 2013 and 2012, respectively. Gross profit was $181.4 million and $184.5 million for the second fiscal quarter of 2013 and 2012, respectively.

Avionics & Controls segment gross margin was 36.9% and 37.8% for the second fiscal quarter of 2013 and 2012, respectively. Segment gross profit was $70.8 million compared to $73.7 million in the prior-year period. The decrease in segment gross profit was principally due to lower gross profit on communication systems of $3 million resulting from lower sales volumes of embedded communication intercept receivers and a $3 million decrease in gross profit on sales of avionics systems and control systems. These decreases were partially offset by a $3 million increase in interface technologies due mainly to increased sales volumes and incremental gross profit from the Gamesman acquisition.

Sensors & Systems segment gross margin was 38.2% and 37.3% for the second fiscal quarter of 2013 and 2012, respectively. Segment gross profit was $67.6 million compared to $68.9 million in the prior-year period. The decrease in gross profit was mainly due to lower sales volumes for connection technologies for industrial applications and lower aftermarket sales of advanced sensors. These decreases were partially offset by a $2 million increase in power systems gross profit reflecting improved product mix and cost reduction activities.

Advanced Materials segment gross margin was 32.9% compared to 33.6% for the prior-year period. Segment gross profit was $43.0 million compared to $42.0 million in the prior-year period. The increase in segment gross profit was principally due to higher sales volumes of engineered materials for defense applications.

Selling, general and administrative expenses (which include corporate expenses) totaled $98.3 million, or 19.7% of sales, and $99.0 million, or 19.6% of sales, for the second fiscal quarter of 2013 and 2012, respectively.

Research, development and engineering spending was $25.7 million, or 5.1% of sales, for the second fiscal quarter of 2013 compared with $29.5 million, or 5.9% of sales, for the second fiscal quarter of 2012. The decrease in research, development and engineering spending principally reflects lower spending on avionics systems. Fiscal year 2013 research, development and engineering spending is expected to be in the range of approximately 5% to 5.25% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the second fiscal quarter of 2013 totaled $73.3 million, or 14.7% of sales, compared with $69.1 million, or 13.7% of sales, for the second fiscal quarter of 2012.

Avionics & Controls segment earnings were $21.5 million, or 11.2% of sales, in the second fiscal quarter of 2013 and $18.3 million, or 9.4% of sales, in the second fiscal quarter of 2012, mainly reflecting a $7 million increase in avionics systems and partially offset by a $3 million decrease in communication systems. Avionics systems earnings benefited from lower spending on research, development and engineering and a $1 million reduction of our allowance for doubtful accounts for Hawker Beechcraft; the prior-year period earnings were impacted by $2.3 million in bad debt expense due to the bankruptcy of Hawker Beechcraft. Communication systems earnings were impacted by decreased gross profit on lower sales of embedded communication intercept receivers.

Sensors & Systems segment earnings were $23.2 million, or 13.1% of sales, for the second fiscal quarter of 2013 compared with $24.7 million, or 13.4% of sales, for the second fiscal quarter of 2012, principally reflecting weaker earnings from decreased sales of connection technologies for industrial applications of $3 million, partially offset by stronger earnings from sales of power systems.

Advanced Materials segment earnings were $28.6 million, or 21.9% of sales, for the second fiscal quarter of 2013 compared with $26.2 million, or 20.9% of sales, for the second fiscal quarter of 2012, primarily reflecting a $3 million decrease in operating losses on sales of non-U.S. countermeasure devices, mainly due to a $1.9 million reduction in an estimated liability due to an expected resolution for an asserted claim.

In the second quarter of fiscal 2012, management concluded that all contingencies relating to a dispute between CMC and a former parent company were resolved, and accordingly, we recorded a gain of approximately $11.9 million, or $9.5 million after tax.

Interest expense for the second fiscal quarter of 2013 and 2012 was $11.5 million.

In April 2013, we redeemed the 2017 Notes. In connection with the redemption, we wrote off $1.3 million in unamortized debt issuance costs to interest expense. As a result, we incurred a $3.9 million redemption premium, and terminated our $175.0 million in interest rate swap agreements covering the 2017 Notes, which generated a gain of $2.9 million. The redemption of the 2017 Notes resulted in a $0.9 million net loss on extinguishment of debt.

The income tax rate was 21.0% and 19.7% for the second fiscal quarter of 2013 and 2012, respectively. In the second fiscal quarter of 2012, we recognized $0.3 million of discrete tax expense associated with the accrual of interest on tax reserves. The income tax rate differed from the statutory rate in the second fiscal quarter of 2013 and 2012, as both years benefited from various tax credits and certain foreign interest expense deductions.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

We use forward contracts to hedge our foreign currency exchange risk. To the extent that these contracts qualify as hedges under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in a currency other than the functional currency of the Company for the three month periods ended April 26, 2013, and April 27, 2012, are as follows:

(In thousands)	Three Months Ended
	April 26, 2013	April 27, 2012

Forward foreign currency contracts – gain (loss)	$(2,128)	$2,483
Forward foreign currency contracts reclassified from AOCI – gain (loss)	(541)	542
Embedded derivatives – gain (loss)	773	(224)
Revaluation of monetary assets/liabilities – gain (loss)	73	(1,714)

Total	$(1,823)	$1,087

Six Month Period Ended April 26, 2013, Compared with Six Month Period Ended April 27, 2012

Sales for the first six months decreased 1.9% over the prior-year period. Sales by segment were as follows:

(In thousands)	Incr./(Decr.)	Six Months Ended
	from prior year period	April 26, 2013	April 27, 2012

Avionics & Controls	(2.1)%	$366,700	$374,597
Sensors & Systems	(2.1)%	348,774	356,355
Advanced Materials	(1.1)%	242,050	244,761

Total Net Sales		$957,524	$975,713

The 2.1% decrease in sales of Avionics & Controls reflected decreased sales volumes of avionics systems of $12 million and communication systems of $9 million, partially offset by increased sales volumes of interface technologies. The decrease in avionics systems reflected mainly lower cockpit integration sales for retrofits of military transport aircraft and the T-6B. The decrease in communication systems principally reflected reduced sales of embedded communication intercept receivers. The $12 million increase in interface technologies mainly reflected increased sales for medical and gaming applications of which about 40% of the increase was due to the acquisition of Gamesman.

The 2.1% decrease in sales of Sensors & Systems principally reflected similarly reduced sales volumes of advanced sensors and connection technologies totaling $12 million, partially offset by increased sales volumes of power systems. The decrease in advanced sensors was mainly due to lower aftermarket sales and the decrease in connection technologies was due to reduced demand for industrial applications.

The 1.1% decrease in sales of Advanced Materials principally reflected decreased sales volumes of engineered materials for commercial aviation of $3 million.

Overall, gross margin as a percentage of sales was 35.7% and 35.1% for the first six months of fiscal 2013 and 2012, respectively. Gross profit was $341.7 million and $342.6 million for the first six months of fiscal 2013 and 2012, respectively.

Avionics & Controls segment gross margin was 36.7% and 38.3% for the first six months of fiscal 2013 and 2012, respectively. Segment gross profit was $134.7 million compared to $143.4 million in the prior-year period, reflecting a $12 million decrease on gross profit from sales of avionics systems and communication systems, partially offset by a $3 million increase in control systems and interface technologies. Gross profit on avionics systems decreased $7 million mainly due to lower sales volumes for retrofits for military transport aircraft, the T-6B military trainer cockpit and avionics products for defense applications, as well as a lower recovery of fixed overhead costs due to decreased sales. The decrease in gross profit on communication systems was due to lower demand for embedded communication intercept receivers.

Sensors & Systems segment gross margin was 37.4% and 33.0% for the first six months of fiscal 2013 and 2012, respectively. Segment gross profit was $130.3 million compared to $117.7 million in the prior-year period. The increase in gross profit was mainly due to increased gross profit for connection technologies of $12 million. The prior-year period gross profit of connection technologies was impacted by a $12 million charge due to recording Souriau’s acquired inventory at its fair value.

Advanced Materials segment gross margin was 31.7% for the first six months of fiscal 2013 compared to 33.3% for the same period one year ago. Segment gross profit was $76.8 million compared to $81.5 million in the prior-year period. The decrease in segment gross profit was principally due to a $2 million reduction in gross profit on decreased sales of elastomer materials for commercial aviation. The decrease in gross profit on sales of defense technologies was due to lower sales and production inefficiencies of flare countermeasures.

Selling, general and administrative expenses (which include corporate expenses) totaled $196.9 million, or 20.6% of sales, and $193.6 million, or 19.8% of sales, for the first six months of fiscal 2013 and 2012, respectively. The

$3.2 million increase in selling, general and administrative expenses reflects a $6.4 million increase in corporate expense and a reduction in Avionics & Controls. The increase in corporate expense was due to professional fees for regulatory compliance, the cost of opening a corporate office in France and acquisition expenses. The decrease in Avionics & Controls reflected a $1 million reduction of our allowance for doubtful accounts for Hawker Beechcraft; in addition, the prior-year period reflected bad debt expense of $2.3 million due to the bankruptcy of Hawker Beechcraft.

Research, development and engineering spending was $48.7 million, or 5.1% of sales, for the first six months of fiscal 2013 compared with $55.9 million, or 5.7% of sales, for the first six months of fiscal 2012. The decrease in research, development and engineering spending principally reflects lower spending on avionics systems. Fiscal 2013 research, development and engineering spending is expected to be in the range of approximately 5% to 5.25% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first six months of fiscal 2013 totaled $128.5 million, or 13.4% of sales, compared with $119.1 million, or 12.2% of sales, for the first six months in fiscal 2012.

Avionics & Controls segment earnings were $40.1 million, or 10.9% of sales, in the first six months of fiscal 2013 and $38.3 million, or 10.2% of sales, in the first six months of fiscal 2012, mainly reflecting a $2 million increase in control systems and a $4 million increase in avionics systems, offset by a comparable decrease in communication systems. Avionics systems earnings in the first six months of fiscal 2013 were impacted by decreased gross profit and benefited from lower spending on research, development and engineering of $7 million; prior year earnings were impacted by $2.3 million in bad debt expense due to the bankruptcy filing of Hawker Beechcraft. Communication systems earnings were mainly impacted by decreased gross profit on lower sales of embedded communication intercept receivers.

Sensors & Systems segment earnings were $42.2 million, or 12.1% of sales, for the first six months of fiscal 2013 compared with $31.5 million, or 8.8% of sales, for the first six months of fiscal 2012, principally reflecting the $12.0 million inventory charge due to recording Souriau’s acquired inventory at its fair value. Sensors & Systems also benefited by strong earnings from increased gross margin of power systems of $3 million, partially offset by weaker earnings from decreased sales of advanced sensors for the aftermarket.

Advanced Materials segment earnings were $46.3 million, or 19.1% of sales, for the first six months of fiscal 2013 compared with $49.2 million, or 20.1% of sales, for the first six months of fiscal 2012, primarily reflecting decreased gross profit on lower sales of engineered materials for commercial aviation applications.

Interest expense for the first six months of fiscal 2013 was $21.9 million compared with $23.0 million for the first six months of fiscal 2012, reflecting lower borrowings.

The income tax rate was 16.2% and 16.7% for the first six months of fiscal 2013 and 2012, respectively. In the first six months of 2013, we recognized $3.6 million of discrete tax benefits principally related to the following items. The first item was approximately $1.5 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits. The second item was approximately $2.3 million of tax benefits related to the settlement of U.S. and foreign tax examinations. In the first six months of 2012, we recognized $2.3 million in discrete tax benefits due to a change in French tax laws associated with the holding company structure and the financing of the Souriau acquisition. The income tax rate differed from the statutory rate in the first six months of fiscal 2013 and 2012, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is anticipated that during the third fiscal quarter of 2013, a tax benefit of approximately $4.1 million will be recorded to account for the reduction of net deferred tax liabilities as a result of the proposed enactment of tax laws reducing the U.K. statutory income tax rate.

It is reasonably possible that within the next twelve months approximately $5.1 million of tax benefits associated with research and development tax credits, capital and operating losses that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk. We use forward contracts to hedge our foreign currency exchange risk. To the extent that these contracts qualify as hedges under U.S. GAAP, the amount of gain or loss is deferred in AOCI until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in a currency other than the functional currency of the Company for the six month periods ended April 26, 2013, and April 27, 2012, are as follows:

(In thousands)	Six Months Ended
	April 26, 2013	April 27, 2012

Forward foreign currency contracts – loss	$(1,758)	$(4,272)
Forward foreign currency contracts reclassified from AOCI – gain (loss)	(631)	436
Embedded derivatives – gain	1,270	117
Revaluation of monetary assets/liabilities – gain (loss)	(2,394)	322

Total	$(3,513)	$(3,397)

New orders for the first six months of fiscal 2013 were $967.7 million compared with $1.0 billion for the same period in 2012. Backlog was $1.3 billion at April 26, 2013, April 27, 2012, and at October 26, 2012.

Liquidity and Capital Resources

Cash and cash equivalents at April 26, 2013, totaled $169.2 million, an increase of $8.5 million from October 26, 2012. Net working capital increased to $644.8 million at April 26, 2013, from $639.3 million at October 26, 2012. Sources and uses of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $122.7 million and $85.3 million in the first six months of fiscal 2013 and 2012, respectively, reflecting decreased income from operations and increased receipts from customers.

Cash flows used by investing activities were $65.1 million and $25.6 million in the first six months of fiscal 2013 and 2012, respectively. Cash flows used by investing activities in the first six months of fiscal 2013 primarily reflected cash paid for capital expenditures and acquisitions. We purchased Gamesman for approximately $40.7 million, net of cash acquired. Cash flows used by investing activities in the first six months of fiscal 2012 primarily reflected cash paid for capital expenditures.

Cash flows used by financing activities were $46.8 million and $50.4 million in the first six months of fiscal 2013 and 2012, respectively. Cash flows used by financing activities in the first six months of fiscal 2013 primarily reflected proceeds from our new credit facility of $175.0 million and repayment of long-term debt and credit facilities of $237.5 million. Cash flows used by financing activities in the first six months of fiscal 2012 primarily reflected repayment of long-term debt and credit facilities for $68.2 million.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through the next twelve months.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $80 million during fiscal 2013, compared with $49.4 million expended in fiscal 2012.

Total debt at April 26, 2013, was $779.4 million and consisted of $250.0 million of 2020 Notes, $175.0 million of the U.S. Term Loan, $57.2 million (€43.9 million) of the Euro Term Loan, $200.0 million in borrowings under our secured credit facility, $52.0 million of government refundable advances, $44.7 million under capital lease obligations and $0.5 million under our various foreign currency debt agreements and other debt agreements.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first six months of fiscal 2013. A discussion of our exposure to market risk is provided in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2012.

Item 4.            Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 26, 2013. Based upon that evaluation, they concluded as of April 26, 2013, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of April 26, 2013, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We are subject to U.S. export laws and regulations, such as the International Traffic in Arms Regulations (ITAR), that generally restrict the export of defense products, technical data and defense services. We have filed voluntary disclosure reports concerning certain U.S. operating units that voluntarily reported certain technical violations of the ITAR to the Directorate of Defense Trade Controls (DDTC) of the U.S. Department of State. DDTC, through its Office of Defense Trade Controls Compliance (DDTC Office of Compliance), enforces compliance with the ITAR through administrative charges for certain violations, including by imposition of civil monetary penalties and other administrative sanctions. On May 22, 2013, the DDTC Office of Compliance informed us that, considering the information they currently have concerning our overall history in handling ITAR-controlled transactions, including the substance of our prior voluntary disclosures, and other aspects of certain ITAR compliance errors, it intends to impose civil monetary fines and administrative sanctions. We are currently in discussions with the DDTC Office of Compliance to better understand and respond to its concerns. Resolution of this matter might take the form of a consent agreement that could require payment of a civil monetary fine and commit us to undertake additional remedial compliance measures and program monitoring. Because of the early stage of our discussions with DDTC, we cannot estimate a range of the potential civil monetary fines, administrative sanctions, or other financial obligations associated with remedial actions we might be required to take. Although management cannot be certain of the outcome, management does not believe the final resolution of this matter will have a material adverse effect on our financial position.

Item 5.            Other Information

At our annual meeting of shareholders held on March 6, 2013, our shareholders approved the Esterline Technologies Corporation 2013 Equity Incentive Plan (2013 Plan).

The 2013 Plan will replace the Esterline Technologies Corporation 2004 Equity Incentive Plan (2004 Plan), which has been terminated as to new awards. Outstanding awards under the 2004 Plan will continue to be governed by the terms of the 2004 Plan. Shareholder approval of the 2013 Plan will provide flexibility to grant awards under the 2013 Plan that qualify as “performance-based” compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended.

The 2013 Plan authorizes the issuance of 1,500,000 shares of common stock, plus up to an aggregate of 2,640,025 shares authorized for issuance under the 2004 Plan or the Esterline Technologies Corporation Amended and Restated 1997 Stock Option Plan (together, Prior Plans) that may become available for issuance under the 2013 Plan to the extent such shares, as of the date of shareholder approval of the 2013 Plan, (a) have not been issued under the Prior Plans and are not subject to outstanding awards under the Prior Plans or (b) are subject to outstanding awards under the Prior Plans but subsequently cease to be subject to such awards (other than by reason of exercise or settlement of the awards in shares). The aggregate number of shares available for issuance under the 2013 Plan will be reduced by 1.9 shares for each share delivered in settlement of awards other than stock options or stock appreciation rights (SARs) and one share for each share delivered in settlement of stock options or SARs. Any shares that again become available for issuance under the 2013 Plan will be added back to the plan as 1.9 shares if such shares were subject to awards other than stock options or SARs and one share if such shares were subject to stock options or SARs.

Our Board of Directors or the Compensation Committee of the Board administers the 2013 Plan, although the Board may delegate concurrent administration of the 2013 Plan to different committees consisting of one or more members of the Board in accordance with the 2013 Plan’s terms. In addition, our Board or Compensation Committee may delegate granting authority to one or more officers of Esterline in accordance with the 2013 Plan’s terms.

Employees, officers, directors, consultants, agents, advisors and independent contractors are eligible to receive awards under the 2013 Plan. Awards may consist of stock options, SARs, stock awards, restricted stock, stock units, performance awards or other stock or cash-based awards. The 2013 Plan will expire on March 6, 2023, unless earlier terminated pursuant to the terms of the 2013 Plan.

The description of the 2013 Plan contained in this report is qualified in its entirety by reference to the full text of the 2013 Plan, which was filed with the Securities and Exchange Commission on January 25, 2013, as Annex A to Esterline’s Definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 6.	Exhibits

	10.1	Esterline Technologies Corporation 2013 Equity Incentive Plan. (Incorporated herein by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on January 25, 2013 [Commission File Number 1-6357].)

	10.2	Fourth Amendment dated as of April 8, 2013, among Esterline Technologies Corporation, the Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders and other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2013 [Commission File Number 1-6357].)

	11	Schedule setting forth computation of basic and diluted earnings per common share for the three and six month periods ended April 26, 2013, and April 27, 2012.

	31.1	Certification of Chief Executive Officer.

	31.2	Certification of Chief Financial Officer.

	32.1	Certification (of R. Bradley Lawrence) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: May 31, 2013	By:	/s/ Robert D. George
Robert D. George
Chief Financial Officer, Vice President, and Corporate Development (Principal Financial Officer)