Form 10-Q
period 2013-07-26
ESTERLINE TECHNOLOGIES CORP
filed 2013-08-30
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 26, 2013.

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

As of August 28, 2013, 31,375,484 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of July 26, 2013 and October 26, 2012

(In thousands, except share amounts)

	July 26, 2013	October 26, 2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$199,248	$160,675
Cash in escrow	4,017	5,016
Accounts receivable, net of allowances of $8,137 and $9,029	332,069	383,362
Inventories
Raw materials and purchased parts	163,744	146,390
Work in process	184,543	174,824
Finished goods	97,503	88,623

	445,790	409,837

Income tax refundable	9,084	4,832
Deferred income tax benefits	47,329	46,000
Prepaid expenses	21,524	21,340
Other current assets	3,774	4,631

Total Current Assets	1,062,835	1,035,693

Property, Plant and Equipment	746,003	701,541
Accumulated depreciation	382,848	345,140

	363,155	356,401

Other Non-Current Assets
Goodwill	1,106,867	1,098,962
Intangibles, net	584,485	609,045
Debt issuance costs, net of accumulated amortization of $3,933 and $4,577	6,637	8,818
Deferred income tax benefits	93,374	97,952
Other assets	7,558	20,246

	$3,224,911	$3,227,117

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of July 26, 2013 and October 26, 2012

(In thousands, except share amounts)

	July 26, 2013	October 26, 2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$117,041	$108,689
Accrued liabilities	258,447	269,553
Credit facilities	109	0
Current maturities of long-term debt	21,939	10,610
Deferred income tax liabilities	1,215	5,125
Federal and foreign income taxes	1,954	2,369

Total Current Liabilities	400,705	396,346

Long-Term Liabilities
Credit facilities	170,000	240,000
Long-term debt, net of current maturities	562,444	598,060
Deferred income tax liabilities	198,809	205,198
Pension and post-retirement obligations	125,673	132,074
Other liabilities	32,616	34,904

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 31,372,336 and 30,869,390 shares	6,274	6,174
Additional paid-in capital	599,489	569,235
Retained earnings	1,219,227	1,120,356
Accumulated other comprehensive loss	(100,696)	(85,284)

Total Esterline shareholders’ equity	1,724,294	1,610,481
Noncontrolling interests	10,370	10,054

Total Shareholders’ Equity	1,734,664	1,620,535

	$3,224,911	$3,227,117

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Month Periods Ended July 26, 2013 and July 27, 2012

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012

Net Sales	$478,068	$485,949	$1,435,592	$1,461,662
Cost of Sales	299,166	313,853	914,969	946,962

	178,902	172,096	520,623	514,700
Expenses
Selling, general & administrative	101,822	91,869	298,711	285,516
Research, development & engineering	24,103	27,198	72,837	83,138
Gain on settlement of contingency	0	0	0	(11,891)
Goodwill impairment	3,454	52,169	3,454	52,169
Other income	0	(1,263)	0	(1,263)

Total Expenses	129,379	169,973	375,002	407,669

Operating Earnings from
Continuing Operations	49,523	2,123	145,621	107,031
Interest Income	(132)	(109)	(381)	(320)
Interest Expense	9,050	12,159	30,976	35,171
Loss on Extinguishment of Debt	0	0	946	0

Earnings (Loss) from Continuing Operations Before Income Taxes	40,605	(9,927)	114,080	72,180
Income Tax Expense	1,151	6,963	13,027	20,677

Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	39,454	(16,890)	101,053	51,503
Earnings Attributable to Noncontrolling Interests	(241)	(214)	(1,207)	(628)

Earnings (Loss) from Continuing Operations Attributable to Esterline	39,213	(17,104)	99,846	50,875
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(975)	0	(975)	0

Net Earnings (Loss) Attributable to Esterline	$38,238	$(17,104)	$98,871	$50,875

Earnings (Loss) Per Share Attributable to Esterline – Basic:
Continuing operations	$1.25	$(.55)	$3.21	$1.66
Discontinued operations	(.03)	.00	(.03)	.00

Earnings (Loss) Per Share Attributable to Esterline – Basic	$1.22	$(.55)	$3.18	$1.66

Earnings (Loss) Per Share Attributable to Esterline – Diluted:
Continuing operations	$1.23	$(.55)	$3.15	$1.63
Discontinued operations	(.03)	.00	(.03)	.00

Earnings (Loss) Per Share Attributable to Esterline – Diluted	$1.20	$(.55)	$3.12	$1.63

Comprehensive Income (Loss)	$45,201	$(81,625)	$83,459	$(46,809)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Month Periods Ended July 26, 2013 and July 27, 2012

(Unaudited)

(In thousands)

	Nine Months Ended
	July 26, 2013	July 27, 2012
Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$100,078	$51,503
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	87,941	79,265
Deferred income taxes	(12,238)	(19,636)
Share-based compensation	7,667	7,686
Gain on sale of capital assets	(915)	(1,139)
Gain on settlement of contingency	0	(11,891)
Goodwill impairment	3,454	52,169
Working capital changes, net of effect of acquisitions:
Accounts receivable	51,063	20,975
Inventories	(32,774)	(27,494)
Prepaid expenses	(135)	(5,423)
Other current assets	(836)	188
Accounts payable	5,424	(2,339)
Accrued liabilities	4,277	16,923
Federal and foreign income taxes	(5,321)	2,151
Other liabilities	(10,394)	(15,074)
Other, net	(1,012)	3,510

	196,279	151,374

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(37,765)	(39,456)
Proceeds from sale of capital assets	915	1,139
Acquisition of business, net of cash acquired	(40,689)	0

	(77,539)	(38,317)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under share-based compensation plans	20,450	7,331
Excess tax benefits from stock options exercised	2,237	221
Proceeds from long-term credit facilities	175,000	0
Repayment of long-term debt	(209,541)	(44,131)
Repayment of credit facilities	(70,000)	(60,000)
Proceeds from government assistance	5,114	17,203
Dividends paid to noncontrolling interests	(1,044)	0
Debt and other issuance costs	(453)	0

	(78,237)	(79,376)

Effect of Foreign Exchange Rates on Cash	(1,930)	(5,643)

Net Increase (Decrease) in Cash and Cash Equivalents	38,573	28,038

Cash and Cash Equivalents – Beginning of Period	160,675	185,035

Cash and Cash Equivalents – End of Period	$199,248	$213,073

Supplemental Cash Flow Information
Cash Paid for Interest	$25,873	$27,039
Cash Paid for Taxes	30,608	37,554

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended July 26, 2013 and July 27, 2012

1.	The consolidated balance sheet as of July 26, 2013, the consolidated statement of operations and comprehensive income (loss) for the three and nine month periods ended July 26, 2013, and July 27, 2012, and the consolidated statement of cash flows for the nine month periods ended July 26, 2013, and July 27, 2012, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2012, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options and restricted stock units. Common shares issuable from stock options excluded from the calculation of diluted earnings per share because they were anti-dilutive were 219,800 in the third fiscal quarter of 2013. There were no anti-dilutive shares in the third fiscal quarter of 2012. Shares used for calculating earnings per share are disclosed in the following table.

(In thousands)	Three Months Ended		Nine Months Ended
	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012

Shares Used for Basic Earnings Per Share	31,297	30,835	31,100	30,712
Shares Used for Diluted Earnings Per Share	31,870	30,835	31,663	31,266

5.	The Company’s comprehensive income (loss) is as follows:

(In thousands)	Three Months Ended		Nine Months Ended
	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012

Net Earnings (Loss)	$38,238	$(17,104)	$98,871	$50,875
Change in Fair Value of Derivative Financial Instruments, Net of Tax (1)	(848)	(5,343)	(2,434)	(4,958)
Change in Pension and Post-retirement Obligations, Net of Tax (2)	2,031	1,760	4,006	4,074
Foreign Currency Translation Adjustment	5,780	(60,938)	(16,984)	(96,800)

Comprehensive Income (Loss)	$45,201	$(81,625)	$83,459	$(46,809)

(1)

Net of tax benefit of $247 and $2,296 for the third fiscal quarter of 2013 and 2012, respectively. Net of tax benefit of $728 and $2,388 for the first nine months of fiscal 2013 and 2012, respectively.

(2)

Net of tax expense of $(1,092) and $(929) for the third fiscal quarter of 2013 and 2012, respectively. Net of tax expense of $(2,167) and $(2,341) for the first nine months of fiscal 2013 and 2012, respectively.

The Company’s accumulated other comprehensive loss is comprised of the following:

(In thousands)	July 26, 2013	October 26, 2012

Net unrealized gain (loss) on derivative contracts	$(811)	$1,623
Pension and post-retirement obligations	(95,173)	(99,179)
Currency translation adjustment	(4,712)	12,272

Total accumulated other comprehensive loss	$(100,696)	$(85,284)

6.	On February 4, 2013, the Company acquired the Gamesman Group (Gamesman) for $40.8 million. Gamesman is a global supplier of input devices principally serving the gaming industry. Gamesman is included in the Avionics & Controls segment.

7.	During the third fiscal quarter of 2013, the Company recorded a $1.5 million liability related to environmental remediation at a previously sold business for which the Company provided indemnification. A loss of $1.0 million, net of tax, is reflected in discontinued operations on the Consolidated Statement of Operations and Comprehensive Income (Loss).

8.	During the third fiscal quarter of 2013, management performed a Step One impairment test for Racal Acoustics, Inc. (Racal Acoustics), which is included in the Avionics & Controls segment, upon identification of an indicator of impairment due to further deterioration in Racal Acoustics’ fiscal 2013 and five-year forecast resulting from further delays and reductions in global defense programs. As required under U.S. GAAP, a Step Two impairment test was required because the current fair value of the business using a discounted cash flow and market approach was less than its carrying amount of the business. Under Step Two, the fair value of all of Racal Acoustics’ assets and liabilities was estimated, including tangible assets, existing technology, and trade names, for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill was then compared to the recorded goodwill to determine the amount of the impairment. Assumptions used in measuring the value of these assets and liabilities included the discount rates, royalty rates, and obsolescence rates used in valuing the intangible assets, and pricing of comparable transactions in the market in valuing the tangible assets. The excess of the carrying amount of goodwill over the implied fair value of goodwill resulted in an estimated impairment charge of $3.5 million. There were no impairments on Racal Acoustics’ other long-lived assets subject to amortization at July 26, 2013.

9.	The income tax rates were 11.4% and 28.6% for the first nine months of fiscal 2013 and 2012, respectively. In the first nine months of fiscal 2013, the Company recognized $12.4 million of discrete tax benefits principally related to the following items. The first item was approximately $1.5 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits. The second item was approximately $2.3 million of tax benefits related to the settlement of U.S. and foreign tax examinations. The third item was a $4.3 million tax benefit related to the release of tax reserves due to the expiration of a statute of limitations. The fourth item was a $3.8 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.

In the first nine months of fiscal 2012, the Company recognized $7.2 million of discrete tax benefits principally related to three items. The first item was a $2.3 million tax benefit due to a change in French tax laws associated with the holding company structure and the financing of the Souriau acquisition. The second item was a $2.9 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate. The third item was a $1.7 million tax benefit as a result of reconciling the prior year’s income tax return to the U.S. income tax provision. The income tax rate differed from the statutory rate in the first nine months of fiscal 2013 and 2012, as both years benefited from various tax credits and certain foreign interest expense deductions.

10.	As of July 26, 2013, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $7.7 million for the first nine months of fiscal 2013 and 2012. During the first nine months of fiscal 2013 and 2012, the Company issued 502,946 and 242,135 shares, respectively, under its share-based compensation plans.

Employee Stock Purchase Plan (ESPP)

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded.

Employee Sharesave Scheme

Under the employee sharesave scheme for U.K. employees, participants are allowed the option to purchase shares at a discount of 5% of the market price of the stock as of the beginning of the offering period. The term of these options is three years. The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan. Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 16,722 and 45,063 options in the first nine month periods ended July 26, 2013, and July 27, 2012, respectively. The weighted-average grant date fair value of options granted during the nine month periods ended July 26, 2013, and July 27, 2012, was $20.24 and $19.85 per share, respectively.

The fair value of the awards under the employee sharesave scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect at the time of grant.

	Nine Months Ended
	July 26, 2013	July 27, 2012

Volatility	36.97%	38.96%
Risk-free interest rate	0.40%	0.38%
Expected life (years)	3	3
Dividends	0	0

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 244,700 and 343,400 options to purchase shares in the nine month periods ended July 26, 2013, and July 27, 2012, respectively. The weighted-average grant date fair value of options granted during the nine month periods ended July 26, 2013, and July 27, 2012, was $29.24 and $24.33 per share, respectively.

The fair value of each option granted by the Company was estimated using a Black-Scholes pricing model, which uses the assumptions noted in the following table. The Company uses historical data to estimate volatility of the Company’s common stock and option exercise and employee termination assumptions. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect at the time of the grant.

Nine Months Ended
	July 26, 2013	July 27, 2012

Volatility	41.89 – 44.25%	41.62 – 44.29%
Risk-free interest rate	0.79 – 1.88%	0.91 – 2.11%
Expected life (years)	4.5 – 9.5	4.5 – 9.5
Dividends	0	0

The Company granted 32,200 restricted stock units during the nine month period ended July 26, 2013. The weighted-average grant date fair value of restricted stock units granted during the nine month period ended July 26, 2013, was $62.52 per share. The fair value of each restricted stock unit granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant. There were no restricted stock units granted in the nine month period ended July 27, 2012.

11.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC Electronics, Inc. (CMC). Components of periodic pension cost consisted of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012

Service cost	$2,832	$2,372	$9,103	$7,198
Interest cost	4,414	4,669	13,208	14,001
Expected return on plan assets	(5,836)	(5,338)	(17,142)	(16,035)
Amortization of prior service cost	20	10	62	31
Amortization of actuarial loss	3,465	2,527	10,320	7,691

Net Periodic Cost	$4,895	$4,240	$15,551	$12,886

The Company’s principal post-retirement plans include non-U.S. plans, which are non-contributory healthcare and life insurance plans. The components of expense of these other retirement benefits consisted of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012

Service cost	$956	$102	$1,470	$309
Interest cost	214	163	590	492
Amortization of prior service cost	(17)	0	(52)	0
Amortization of actuarial loss (gain)	8	(7)	24	(21)

Net Periodic Cost	$1,161	$258	$2,032	$780

12.	In March 2011, the Company entered into a secured credit facility for $460 million made available through a group of banks. The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. The credit facility expires in March 2016. The spread ranges from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At July 26, 2013, the Company had $170.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.75%, which is currently 1.94%.

In July 2011, the Company amended the secured credit facility to provide for a €125.0 million term loan (Euro Term Loan). The interest rate on the Euro Term Loan ranges from Euro LIBOR plus 1.5% to Euro LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At July 26, 2013, the Company had €35.9 million outstanding or $47.6 million under the Euro Term Loan at an interest rate of Euro LIBOR plus 1.75%, which is currently 1.83%. The loan amortizes at 1.25% of the original principal balance quarterly through March 2016, with the remaining balance due in July 2016.

In April 2013, the Company amended the secured credit facility to provide for $175.0 million term loan (U.S. Term Loan). The interest rate on the U.S. Term Loan ranges from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At July 26, 2013, the Company had $172.8 million outstanding under the U.S. Term Loan at an interest rate of LIBOR plus 1.75%, which is currently 1.95%. The loan amortizes at 1.25% of the original principal balance quarterly through March 2016, with the remaining balance due in July 2016.

In April 2013, the Company redeemed the $175.0 million 6.625% Senior Notes due March 2017 (2017 Notes). In connection with the redemption, the Company wrote off $1.3 million in unamortized debt issuance costs as a charge against interest expense. In addition, the Company incurred a $3.9 million redemption premium and received proceeds of $2.9 million from the termination of its $175.0 million interest rate swap agreements. As a result, the redemption of the 2017 Notes resulted in a net loss of $0.9 million on extinguishment of debt.

Based on quoted market prices, the approximate fair value of the Company’s $250.0 million 7.0% Senior Notes due August 2020 (2020 Notes) was approximately $272.5 million and $277.5 million as of July 26, 2013, and October 26, 2012, respectively. The approximate fair value of the Company’s 2017 Notes was $181.3 million as of October 26, 2012. The carrying amounts of the secured credit facility, U.S. Term Loan and Euro Term Loan approximate fair value. Estimates of fair value for the 2020 Notes are based on quoted market prices, and are considered Level 2 inputs as defined in the fair value hierarchy, described in Note 13.

Government refundable advances of $57.2 million at July 26, 2013, consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The repayment of this advance is based on year-over-year commercial aviation revenue growth at CMC beginning in 2014. Imputed interest on the advance was 4.37% at July 26, 2013.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at July 26, 2013, and October 26, 2012.

(In thousands)	Level 2
	July 26, 2013	October 26, 2012
Assets:
Derivative contracts designated as hedging instruments	$1,507	$7,753
Derivative contracts not designated as hedging instruments	1,161	1,387
Embedded derivatives	1,215	51

Liabilities:
Derivative contracts designated as hedging instruments	$2,915	$2,143
Derivative contracts not designated as hedging instruments	1,480	361
Embedded derivatives	77	470

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. At July 26, 2013, the Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At July 26, 2013, and October 26, 2012, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $388.0 million and $358.4 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In fiscal 2010, the Company entered into interest rate swap agreements for $175.0 million on the 2017 Notes. The swap agreements exchanged the fixed interest rate on the 2017 Notes of 6.625% for a variable interest rate. In the second quarter of fiscal 2013, the swap agreements were terminated and the Company redeemed the 2017 Notes with the proceeds from the $175.0 million U.S. Term Loan. The Company recorded a gain on the swap termination of $2.9 million. The gain is included in the Loss on Extinguishment of Debt in the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at July 26, 2013, and October 26, 2012, consisted of:

(In thousands)	Fair Value
Classification	July 26, 2013	October 26, 2012

Foreign Currency Forward Exchange Contracts:
Other current assets	$2,282	$3,694
Other assets	386	1,294
Accrued liabilities	2,662	2,228
Other liabilities	1,733	276

Embedded Derivative Instruments:
Other current assets	$801	$51
Other assets	414	0
Accrued liabilities	77	148
Other liabilities	0	322

Interest Rate Swap:
Long-term debt, net
of current maturities	$0	$4,152

The effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine month periods ended July 26, 2013, and July 27, 2012, consisted of:

(In thousands)		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012
Fair Value Hedges:
Interest rate swap contracts
	Interest Expense	$0	$654	$1,058	$1,905
	Loss on Extinguishment of Debt	0	0	2,918	0

Embedded derivatives
	Sales	284	1,262	1,541	1,043

Cash Flow Hedges:
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCI (effective portion)
	AOCI	$(544)	$(7,434)	$(1,975)	$(7,553)

Amount of gain (loss) reclassified from AOCI into income
	Sales	(551)	(205)	(1,187)	207

Net Investment Hedges:
Euro term loan	AOCI	$(886)	$9,453	$(1,310)	$19,801

During the first nine months of fiscal 2013 and 2012, the Company recorded losses of $1.5 million and $9.2 million, respectively, on foreign currency forward exchange contracts that have not been designated as an accounting hedge. These foreign currency exchange losses are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first nine months of fiscal 2013 and 2012. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first nine months of fiscal 2013 and 2012.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $0.3 million of net loss into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at July 26, 2013, is 24 months.

15.

The Company is subject to U.S. export laws and regulations, including the International Traffic in Arms Regulations (ITAR), that generally restrict the export of defense products, technical data, and defense services. The Company has filed voluntary disclosure reports concerning certain technical and administrative violations of the ITAR with the U.S. Department of State’s Directorate of Defense Trade Controls (DDTC) Office of Defense Trade Controls Compliance (DDTC Office of Compliance). The infractions reported by the Company were unintentional, did not result in any exports of sensitive military technology, and virtually all the reported transactions would have been allowed had the Company followed the correct regulatory procedures. To address these problems, the Company has made a number of investments in its export compliance functions, including: additional staffing; ongoing implementation of a new software system; employee training; and establishment of a regular compliance audit program and corrective action process. The DDTC Office of Compliance acknowledged the Company’s progress and continuing improvements, but nevertheless informed the Company that it intends to impose civil monetary fines and administrative sanctions based on the information it had concerning the Company’s earlier history in handling ITAR-controlled transactions, including the substance of the Company’s prior voluntary disclosures and other aspects of ITAR compliance errors. Management has been in discussions with the agency and provided supplemental information with the intent of reaching a settlement.

On August 15, 2013, the DDTC Office of Compliance proposed a total penalty of $20 million with $10 million suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures. Based on this proposal, the Company estimated and recorded a $10 million charge as of July 26, 2013, for this matter. The Company intends to continue discussions with the DDTC Office of Compliance on final settlement terms, and the final settlement is subject to approval by the agency. While the Company cannot be certain of the outcome, management believes that the final resolution of this matter will not be materially different from our estimated accrual.

16.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended			Nine Months Ended
	July 26, 2013	July 27, 2012		July 26, 2013	July 27, 2012
Sales
Avionics & Controls	$179,572	$195,059		$546,272	$569,656
Sensors & Systems	175,864	171,603		524,638	527,958
Advanced Materials	122,632	119,287		364,682	364,048

Total Sales	$478,068	$485,949		$1,435,592	$1,461,662

Earnings (Loss) from Continuing Operations Before Income Taxes
Avionics & Controls	$20,597 (1)	$(25,611	) (2)	$60,651 (1)	$12,703 (2)
Sensors & Systems	21,584	18,305		63,792	49,830
Advanced Materials	28,135	17,293		74,402	66,526

Segment Earnings	70,316	9,987		198,845	129,059

Corporate expense	(20,793)	(9,127)		(53,224)	(35,182)
Gain on settlement of contingency	0	0		0	11,891
Other income	0	1,263		0	1,263
Interest income	132	109		381	320
Interest expense	(9,050)	(12,159)		(30,976)	(35,171)
Loss on extinguishment of debt	0	0		(946)	0

	$40,605	$(9,927)		$114,080	$72,180

(1)	Includes a $3.5 million estimated impairment charge against Racal Acoustics’ goodwill.
(2)	Includes a $52.2 million impairment charge against Racal Acoustics’ goodwill.

17.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of July 26, 2013, and October 26, 2012, and for the applicable periods ended July 26, 2013, and July 27, 2012, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the current subsidiary guarantors (Guarantor Subsidiaries) of the secured credit facility, 2017 Notes (for periods prior to the ending of the fiscal quarter ended April 26, 2013), and 2020 Notes; and (c) on a combined basis, the subsidiaries that are not guarantors of the secured credit facility, 2017 Notes (for periods prior to the ending of the fiscal quarter ended April 26, 2013), and 2020 Notes (Non-Guarantor Subsidiaries). The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the secured credit facility, the 2017 Notes (for periods prior to the ending of the fiscal quarter ended April 26, 2013) and the 2020 Notes.

Condensed Consolidating Balance Sheet as of July 26, 2013.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$21,690	$1,347	$176,211	$0	$199,248
Cash in escrow	4,017	0	0	0	4,017
Accounts receivable, net	492	125,887	205,690	0	332,069
Inventories	0	177,073	268,717	0	445,790
Income tax refundable	0	9,084	0	0	9,084
Deferred income tax benefits	27,798	149	19,382	0	47,329
Prepaid expenses	47	5,104	16,373	0	21,524
Other current assets	112	119	3,543	0	3,774

Total Current Assets	54,156	318,763	689,916	0	1,062,835

Property, Plant & Equipment, Net	1,910	168,012	193,233	0	363,155
Goodwill	0	313,555	793,312	0	1,106,867
Intangibles, Net	0	116,843	467,642	0	584,485
Debt Issuance Costs, Net	5,589	0	1,048	0	6,637
Deferred Income Tax Benefits	33,374	(2)	60,002	0	93,374
Other Assets	(69)	1,535	6,092	0	7,558
Amounts Due From (To) Subsidiaries	0	564,986	0	(564,986)	0
Investment in Subsidiaries	2,540,780	934,953	238,493	(3,714,226)	0

Total Assets	$2,635,740	$2,418,645	$2,449,738	$(4,279,212)	$3,224,911

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$2,393	$27,967	$86,681	$0	$117,041
Accrued liabilities	26,665	85,485	146,297	0	258,447
Credit facilities	0	0	109	0	109
Current maturities of long-term debt	8,750	173	13,016	0	21,939
Deferred income tax liabilities	(94)	(9)	1,318	0	1,215
Federal and foreign income taxes	(430)	(22,441)	24,825	0	1,954

Total Current Liabilities	37,284	91,175	272,246	0	400,705

Credit Facilities	170,000	0	0	0	170,000
Long-Term Debt, Net	414,063	55,627	92,754	0	562,444
Deferred Income Tax Liabilities	61,523	(6)	137,292	0	198,809
Pension and Post- Retirement Obligations	19,860	41,464	64,349	0	125,673
Other Liabilities	10,183	194	22,239	0	32,616
Amounts Due To (From) Subsidiaries	188,163	0	415,444	(603,607)	0
Shareholders’ Equity	1,734,664	2,230,191	1,445,414	(3,675,605)	1,734,664

Total Liabilities and Shareholders’ Equity	$2,635,740	$2,418,645	$2,449,738	$(4,279,212)	$3,224,911

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three month period ended July 26, 2013.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$216,949	$262,068	$(949)	$478,068
Cost of Sales	0	132,786	167,329	(949)	299,166

	0	84,163	94,739	0	178,902
Expenses
Selling, general and administrative	0	38,045	63,777	0	101,822
Research, development and engineering	0	12,684	11,419	0	24,103
Gain on settlement of contingency	0	0	0	0	0
Goodwill impairment	0	0	3,454	0	3,454
Other income	0	0	0	0	0

Total Expenses	0	50,729	78,650	0	129,379

Operating Earnings from Continuing Operations	0	33,434	16,089	0	49,523
Interest Income	(4,028)	(2,028)	(13,198)	19,122	(132)
Interest Expense	6,489	7,052	14,631	(19,122)	9,050
Loss on Extinguishment of Debt	0	0	0	0	0

Earnings (Loss) from Continuing Operations Before Income Taxes	(2,461)	28,410	14,656	0	40,605
Income Tax Expense (Benefit)	(671)	6,264	(4,442)	0	1,151

Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	(1,790)	22,146	19,098	0	39,454
Earnings Attributable to Noncontrolling Interests	0	0	(241)	0	(241)

Earnings (Loss) from Continuing Operations Attributable to Esterline	(1,790)	22,146	18,857	0	39,213
Loss from Discontinued Operations Attributable To Esterline, Net of Tax	(975)	0	0	0	(975)
Equity in Net Earnings of Consolidated Subsidiaries	41,003	294	50	(41,347)	0

Net Earnings (Loss) Attributable to Esterline	$38,238	$22,440	$18,907	$(41,347)	$38,238

Comprehensive Income (Loss)	$45,816	$22,610	$26,689	$(49,914)	$45,201

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the nine month period ended July 26, 2013.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$653,959	$784,389	$(2,756)	$1,435,592
Cost of Sales	0	405,830	511,895	(2,756)	914,969

	0	248,129	272,494	0	520,623
Expenses
Selling, general and administrative	0	112,881	185,830	0	298,711
Research, development and engineering	0	37,448	35,389	0	72,837
Gain on settlement of contingency	0	0	0	0	0
Goodwill impairment	0	0	3,454	0	3,454
Other income	0	0	0	0	0

Total Expenses	0	150,329	224,673	0	375,002

Operating Earnings from Continuing Operations	0	97,800	47,821	0	145,621
Interest Income	(11,680)	(5,723)	(41,022)	58,044	(381)
Interest Expense	23,722	20,019	45,279	(58,044)	30,976
Loss on Extinguishment of Debt	946	0	0	0	946

Earnings (Loss) from Continuing Operations
Before Income Taxes	(12,988)	83,504	43,564	0	114,080
Income Tax Expense (Benefit)	(2,894)	15,178	743	0	13,027

Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	(10,094)	68,326	42,821	0	101,053
Earnings Attributable to Noncontrolling Interests	0	0	(1,207)	0	(1,207)

Earnings (Loss) from Continuing Operations Attributable to Esterline	(10,094)	68,326	41,614	0	99,846
Loss from Discontinued Operations Attributable To Esterline, Net of Tax	(975)	0	0	0	(975)
Equity in Net Earnings of Consolidated Subsidiaries	109,940	677	80	(110,697)	0

Net Earnings (Loss) Attributable to Esterline	$98,871	$69,003	$41,694	$(110,697)	$98,871

Comprehensive Income (Loss)	$87,090	$68,102	$35,100	$(106,833)	$83,459

Condensed Consolidating Statement of Cash Flows for the nine month period ended July 26, 2013.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$100,078	$69,003	$41,694	$(110,697)	$100,078
Depreciation & amortization	0	35,547	52,394	0	87,941
Deferred income taxes	11,252	(332)	(23,158)	0	(12,238)
Share-based compensation	0	3,321	4,346	0	7,667
Gain on sale of capital assets	0	(322)	(593)	0	(915)
Gain on settlement of contingency	0	0	0	0	0
Goodwill impairment	0	0	3,454	0	3,454
Working capital changes, net of effect of acquisitions:
Accounts receivable	(311)	14,744	36,630	0	51,063
Inventories	0	(17,500)	(15,274)	0	(32,774)
Prepaid expenses	29	287	(451)	0	(135)
Other current assets	22	433	(1,291)	0	(836)
Accounts payable	449	1,616	3,359	0	5,424
Accrued liabilities	9,740	7,382	(12,845)	0	4,277
Federal & foreign income taxes	1,607	(3,706)	(3,222)	0	(5,321)
Other liabilities	11,907	(13,422)	(8,879)	0	(10,394)
Other, net	1,284	(675)	(1,621)	0	(1,012)

	136,057	96,376	74,543	(110,697)	196,279

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(105)	(11,949)	(25,711)	0	(37,765)
Proceeds from sale of capital assets	0	322	593	0	915
Acquisition of business, net of cash acquired	0	0	(40,689)	0	(40,689)

	(105)	(11,627)	(65,807)	0	(77,539)

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under share-based compensation plans	20,450	0	0	0	20,450
Excess tax benefits from stock options exercised	2,237	0	0	0	2,237
Proceeds from long-term credit facilities	175,000	0	0	0	175,000
Repayment of long-term debt	(177,187)	(151)	(32,203)	0	(209,541)
Repayment of credit facilities	(70,000)	0	0	0	(70,000)
Proceeds from government assistance	0	0	5,114	0	5,114
Dividends paid to non- controlling interests	0	0	(1,044)	0	(1,044)
Debt and other issuance costs	(453)	0	0	0	(453)
Net change in intercompany financing	(81,084)	(84,563)	54,950	110,697	0

	(131,037)	(84,714)	26,817	110,697	(78,237)

Effect of foreign exchange rates on cash	5	(12)	(1,923)	0	(1,930)

Net increase (decrease) in cash and cash equivalents	4,920	23	33,630	0	38,573
Cash and cash equivalents – beginning of year	16,770	1,324	142,581	0	160,675

Cash and cash equivalents – end of year	$21,690	$1,347	$176,211	$0	$199,248

Condensed Consolidating Balance Sheet as of October 26, 2012.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$16,770	$1,324	$142,581	$0	$160,675
Cash in escrow	5,016	0	0	0	5,016
Accounts receivable, net	181	140,631	242,550	0	383,362
Inventories	0	159,573	250,264	0	409,837
Income tax refundable	0	4,832	0	0	4,832
Deferred income tax benefits	22,874	105	23,021	0	46,000
Prepaid expenses	76	5,391	15,873	0	21,340
Other current assets	134	552	3,945	0	4,631

Total Current Assets	45,051	312,408	678,234	0	1,035,693

Property, Plant & Equipment, Net	2,811	161,998	191,592	0	356,401
Goodwill	0	314,641	784,321	0	1,098,962
Intangibles, Net	0	126,142	482,903	0	609,045
Debt Issuance Costs, Net	7,508	0	1,310	0	8,818
Deferred Income Tax Benefits	36,610	(283)	61,625	0	97,952
Other Assets	8,082	1,561	10,603	0	20,246
Amounts Due From (To) Subsidiaries	0	491,143	0	(491,143)	0
Investment in Subsidiaries	2,457,859	1,179,938	170,223	(3,808,020)	0

Total Assets	$2,557,921	$2,587,548	$2,380,811	$(4,299,163)	$3,227,117

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$1,944	$26,351	$80,394	$0	$108,689
Accrued liabilities	17,495	79,103	172,955	0	269,553
Credit facilities	0	0	0	0	0
Current maturities of long-term debt	0	174	10,436	0	10,610
Deferred income tax liabilities	213	(1)	4,913	0	5,125
Federal and foreign income taxes	(3,418)	(23,822)	29,609	0	2,369

Total Current Liabilities	16,234	81,805	298,307	0	396,346

Credit Facilities	240,000	0	0	0	240,000
Long-Term Debt, Net	429,152	44,107	124,801	0	598,060
Deferred Income Tax Liabilities	46,730	(7)	158,475	0	205,198
Pension and Post-Retirement Obligations	20,507	54,886	56,681	0	132,074
Other Liabilities	5,189	4,194	25,521	0	34,904
Amounts Due To (From) Subsidiaries	179,574	0	369,962	(549,536)	0
Shareholders’ Equity	1,620,535	2,402,563	1,347,064	(3,749,627)	1,620,535

Total Liabilities and Shareholders’ Equity	$2,557,921	$2,587,548	$2,380,811	$(4,299,163)	$3,227,117

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three month period ended July 27, 2012.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$227,022	$260,229	$(1,302)	$485,949
Cost of Sales	0	144,787	170,368	(1,302)	313,853

	0	82,235	89,861	0	172,096

Expenses
Selling, general and administrative	0	35,862	56,007	0	91,869
Research, development and engineering	0	13,062	14,136	0	27,198
Gain on settlement of contingency	0	0	0	0	0
Goodwill impairment	0	0	52,169	0	52,169
Other income	0	0	(1,263)	0	(1,263)

Total Expenses	0	48,924	121,049	0	169,973

Operating Earnings from
Continuing Operations	0	33,311	(31,188)	0	2,123
Interest Income	(3,574)	(5,090)	(14,319)	22,874	(109)
Interest Expense	8,648	7,396	18,989	(22,874)	12,159
Loss on Extinguishment of Debt	0	0	0	0	0

Earnings (Loss) from
Continuing Operations
Before Income Taxes	(5,074)	31,005	(35,858)	0	(9,927)
Income Tax Expense
(Benefit)	(4,058)	22,476	(11,455)	0	6,963

Earnings (Loss) from
Continuing Operations
Including Noncontrolling
Interests	(1,016)	8,529	(24,403)	0	(16,890)
Earnings Attributable to
Noncontrolling Interests	0	0	(214)	0	(214)

Earnings (Loss) from
Continuing Operations
Attributable to Esterline	(1,016)	8,529	(24,617)	0	(17,104)
Loss from Discontinued
Operations Attributable
To Esterline, Net of Tax	0	0	0	0	0
Equity in Net Earnings of
Consolidated Subsidiaries	(16,088)	2,080	(50)	14,058	0

Net Earnings (Loss)
Attributable to Esterline	$(17,104)	$10,609	$(24,667)	$14,058	$(17,104)

Comprehensive Income
(Loss)	$(76,776)	$10,140	$(83,910)	$68,921	$(81,625)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the nine month period ended July 27, 2012.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$670,767	$793,626	$(2,731)	$1,461,662
Cost of Sales	0	419,969	529,724	(2,731)	946,962

	0	250,798	263,902	0	514,700
Expenses
Selling, general and administrative	0	107,639	177,877	0	285,516
Research, development and engineering	0	38,080	45,058	0	83,138
Gain on settlement of contingency	0	0	(11,891)	0	(11,891)
Goodwill impairment	0	0	52,169	0	52,169
Other income	0	0	(1,263)	0	(1,263)

Total Expenses	0	145,719	261,950	0	407,669

Operating Earnings from Continuing Operations	0	105,079	1,952	0	107,031
Interest Income	(10,559)	(12,468)	(47,717)	70,424	(320)
Interest Expense	26,311	20,613	58,671	(70,424)	35,171
Loss on Extinguishment of Debt	0	0	0	0	0

Earnings (Loss) from
Continuing Operations
Before Income Taxes	(15,752)	96,934	(9,002)	0	72,180
Income Tax Expense
(Benefit)	(6,087)	32,840	(6,076)	0	20,677

Earnings (Loss) from
Continuing Operations
Including Noncontrolling
Interests	(9,665)	64,094	(2,926)	0	51,503
Earnings Attributable to
Noncontrolling Interests	0	0	(628)	0	(628)

Earnings (Loss) from
Continuing Operations
Attributable to Esterline	(9,665)	64,094	(3,554)	0	50,875
Loss from Discontinued
Operations Attributable
To Esterline, Net of Tax	0	0	0	0	0
Equity in Net Earnings of
Consolidated Subsidiaries	60,540	10,791	(140)	(71,191)	0

Net Earnings (Loss)
Attributable to Esterline	$50,875	$74,885	$(3,694)	$(71,191)	$50,875

Comprehensive Income
(Loss)	$(42,128)	$74,733	$(101,142)	$21,728	$(46,809)

Condensed Consolidating Statement of Cash Flows for the nine month period ended July 27, 2012.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$51,503	$74,885	$(3,694)	$(71,191)	$51,503
Depreciation & amortization	0	28,556	50,709	0	79,265
Deferred income taxes	19,199	(20,844)	(17,991)	0	(19,636)
Share-based compensation	0	3,344	4,342	0	7,686
Gain on sale of capital assets	0	(464)	(675)	0	(1,139)
Gain on settlement of contingency	0	0	(11,891)	0	(11,891)
Goodwill impairment	0	0	52,169	0	52,169
Working capital changes, net of effect of acquisitions:
Accounts receivable	12	16,088	4,875	0	20,975
Inventories	0	(17,107)	(10,387)	0	(27,494)
Prepaid expenses	(36)	(393)	(4,994)	0	(5,423)
Other current assets	9	(95)	274	0	188
Accounts payable	51	(409)	(1,981)	0	(2,339)
Accrued liabilities	7,489	(2,201)	11,635	0	16,923
Federal & foreign income taxes	8,148	(1,745)	(4,252)	0	2,151
Other liabilities	5,718	(17,698)	(3,094)	0	(15,074)
Other, net	(83)	958	2,635	0	3,510

	92,010	62,875	67,680	(71,191)	151,374

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(1,466)	(18,728)	(19,262)	0	(39,456)
Proceeds from sale of capital assets	0	464	675	0	1,139
Acquisition of business, net of cash acquired	0	0	0	0	0

	(1,466)	(18,264)	(18,587)	0	(38,317)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under share-based compensation plans	7,331	0	0	0	7,331
Excess tax benefits from stock options exercised	221	0	0	0	221
Proceeds from long-term credit facilities	0	0	0	0	0
Repayment of long-term debt	0	(306)	(43,825)	0	(44,131)
Repayment of credit facilities	(60,000)	0	0	0	(60,000)
Proceeds from government assistance	0	0	17,203	0	17,203
Dividends paid to non- controlling interests	0	0	0	0	0
Debt and other issuance costs	0	0	0	0	0
Net change in intercompany financing	(54,603)	(46,752)	30,164	71,191	0

	(107,051)	(47,058)	3,542	71,191	(79,376)

Effect of foreign exchange rates on cash	(4)	7	(5,646)	0	(5,643)

Net increase (decrease) in cash and cash equivalents	(16,511)	(2,440)	46,989	0	28,038
Cash and cash equivalents – beginning of year	49,837	13,450	121,748	0	185,035

Cash and cash equivalents – end of year	$33,326	$11,010	$168,737	$0	$213,073

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate our businesses in three segments: Avionics & Controls, Sensors & Systems, and Advanced Materials.

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

The Sensors & Systems segment includes power systems, connection technologies, and advanced sensors capabilities. Power systems develops and manufactures electrical power switching and other related systems, principally for aerospace and defense customers. Connection technologies develops and manufactures highly engineered connectors for harsh environments and serves the aerospace, defense & space, power generation, rail and industrial equipment markets. Advanced sensors develops and manufactures high-precision temperature and pressure sensors for aerospace and defense customers.

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

Our current business and strategic plan focuses on the continued development of our products principally for aerospace and defense markets. We are concentrating our efforts to expand our capabilities in these markets, anticipate the global needs of our customers, and respond to such needs with comprehensive solutions. These efforts focus on continuous research and new product development, acquisitions and strategic realignments of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering.

On February 4, 2013, we acquired the Gamesman Group (Gamesman) for $40.8 million. Gamesman is a global supplier of input devices principally serving the gaming industry. Gamesman is included in the Avionics & Controls segment.

For the third fiscal quarter of 2013, earnings from continuing operations were $39.2 million, or $1.23 per diluted share, compared to a loss from continuing operations of $17.1 million, or $0.55 per diluted share, in the third fiscal quarter of 2012.

During the third fiscal quarter of 2013, we recorded a $3.5 million, or $0.11 per diluted share, estimated impairment charge against goodwill of Racal Acoustics, Inc. (Racal Acoustics), our military headset business, which is included in our Avionics & Controls segment, due to further deterioration in Racal Acoustics’ fiscal 2013 and five-year forecast resulting from further delays and reductions in global defense programs. In the prior-year period, we recorded a $52.2 million, or $1.69 per diluted share, impairment charge against goodwill of Racal Acoustics. The results for the third fiscal quarter of 2013 also were impacted by a $10 million charge, or $0.31 per diluted share, related to our pending matter with the DDTC as more fully discussed below.

For the third quarter of fiscal 2013, sales declined 1.6% to $478.0 million compared to the prior-year period. Gross margin for the third quarter of fiscal 2013 was 37.4% compared with 35.4% in the prior-year period. Research, development and engineering spending in the third quarter of fiscal 2013 decreased $3.1 million over the prior-year period to 5.0% of sales. Selling, general and administrative expense, as a percent of sales, in the third quarter of fiscal 2013 increased 2.4 percentage points over the prior-year period to 21.3% of sales.

The income tax rate was 2.8% compared with (70.1%) for the third fiscal quarter of 2013 and 2012, respectively. The (70.1)% income tax rate in the third fiscal quarter of 2012 reflected a $10.0 million loss from continuing operations before income taxes and income tax expense of $7.0 million. In the third quarter of fiscal 2013 and 2012, we recognized $8.7 million and $5.3 million, respectively, of discrete income tax benefits.

For the third fiscal quarter of 2013, loss from discontinued operations was $1.0 million, net of tax, or $0.03 per diluted share. The loss related to environmental remediation at a previously sold business for which we provided an environmental indemnification.

For the third fiscal quarter of 2013, net earnings were $38.2 million, or $1.20 per diluted share, compared to a net loss of $17.1 million, or $0.55 per diluted share, in the third fiscal quarter of 2012.

For the first nine months of fiscal 2013, earnings from continuing operations were $99.8 million, or $3.15 per diluted share, compared to $50.9 million, or $1.63 per diluted share, during the prior-year period. During the first nine months of fiscal 2013, earnings from continuing operations were impacted by a $3.5 million, or $0.11 per diluted share, estimated impairment charge against goodwill of Racal Acoustics, our military headset business. In the prior-year period, we were impacted by a $52.2 million, or $1.67 per diluted share, impairment charge against goodwill of Racal Acoustics. For the first nine months of fiscal 2013, earnings were also impacted by a $10 million charge, or $0.32 per diluted share, related to our pending matter with the DDTC as more fully discussed below. Earnings from continuing operations in the prior-year period benefited from an $11.9 million gain, or $9.5 million after tax, upon settlement of a contingency related to proceeds from a transaction that preceded our acquisition of CMC Electronics, Inc. (CMC).

The income tax rate was 11.4% and 28.6% for the first nine months of fiscal 2013 and 2012, respectively. In the first nine months of fiscal 2013 and 2012, we recognized $12.4 million and $7.2 million, respectively, in discrete income tax benefits.

Sales decreased by 1.8% to $1.4 billion in the first nine months of fiscal 2013, reflecting lower Avionics & Controls sales, while Sensors & Systems and Advanced Materials sales were essentially even with the prior-year period. Avionics & Controls was impacted by reductions in defense spending mainly due to the continued uncertainty of U.S. congressional budget cuts, or sequestration, on defense spending. While we believe we have adequately anticipated the impact on our financial results for fiscal 2013, the impact of sequestration is yet to be fully determined and additional reductions in defense spending over the next decade could occur.

Gross margin increased to 36.3% in the first nine months of fiscal 2013 compared with 35.2% in the prior-year period. The prior-year period included the $12.0 million effect of purchase accounting to recognize the fair value of the Souriau Group’s (Souriau) acquired inventory as expense over the first inventory turn. Advanced Materials gross profit was favorably impacted by higher sales volumes of engineered materials for defense applications.

Research, development and engineering spending in the first nine months of fiscal 2013 decreased $10.3 million over the prior-year period to 5.1% of sales. Selling, general and administrative expense, as a percent of sales, in the first nine months of fiscal 2013 increased 1.3 percentage points over the prior-year period to 20.8% of sales.

We are subject to U.S. export laws and regulations, including the International Traffic in Arms Regulations (ITAR), that generally restrict the export of defense products, technical data, and defense services. We have filed voluntary disclosure reports concerning certain technical and administrative violations of the ITAR with the U.S. Department of State’s Directorate of Defense Trade Controls (DDTC) Office of Defense Trade Controls Compliance (DDTC Office of Compliance). The infractions we reported were unintentional, did not result in any exports of sensitive military technology, and virtually all the reported transactions would have been allowed had we followed the correct regulatory procedures. To address these problems, we have made a number of investments in our export compliance functions, including: additional staffing; ongoing implementation of a new software system; employee training; and establishment of a regular compliance audit program and corrective action process. The DDTC Office of Compliance acknowledged our progress and continuing improvements, but nevertheless informed us that it intends to impose civil monetary fines and administrative sanctions based on the information it had concerning our earlier history in handling ITAR-controlled transactions, including the substance of our prior voluntary disclosures and other aspects of ITAR compliance errors. Management has been in discussions with the agency and provided supplemental information with the intent of reaching a settlement. On August 15, 2013, the DDTC Office of Compliance proposed a total penalty of $20 million with $10 million suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures. Based on this proposal, we estimated and recorded a $10 million charge as of July 26, 2013, for this matter. We intend to continue discussions with the DDTC Office of Compliance on final settlement terms, and the final settlement is subject to approval by the agency. While we cannot be certain of the outcome, management believes that the final resolution of this matter will not be materially different from our estimated accrual.

For the first nine months of fiscal 2013, net earnings were $98.9 million, or $3.12 per diluted share, compared to $50.9 million, or $1.63 per diluted share, during the prior-year period.

Results of Operations

Three Month Period Ended July 26, 2013, Compared with Three Month Period Ended July 27, 2012

Sales for the third fiscal quarter decreased 1.6% over the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Three Months Ended
		July 26, 2013	July 27, 2012

Avionics & Controls	(7.9)%	$179,572	$195,059
Sensors & Systems	2.5%	175,864	171,603
Advanced Materials	2.8%	122,632	119,287

Total Net Sales		$478,068	$485,949

The 7.9% decrease in sales of Avionics & Controls mainly reflected similarly reduced sales volumes of avionics systems and control systems totaling $7 million, and communication systems of $17 million, which were partially offset by an increase in sales of interface technologies of $8 million. The decrease in communication systems principally reflected reduced sales of embedded communication intercept receivers of $8 million and lower sales of communication systems to enhance aural clarity in military communications of $7 million. The increase in sales of interface technologies was due to high sales for medical and gaming applications, including $5 million in sales from the Gamesman acquisition.

The 2.5% increase in sales of Sensors & Systems principally reflected a $3 million increase in connection technologies due to the effects of a stronger euro relative to the U.S. dollar. Sales in the third fiscal quarter of 2013 reflected a weaker pound sterling to the U.S. dollar compared to the prior-year period and a stronger euro relative to the U.S. dollar compared to the prior-year period. The average exchange rate from the pound sterling to the U.S. dollar decreased from 1.58 in the third fiscal quarter of 2012 to 1.53 in the third fiscal quarter of 2013. The average exchange rate from the euro to the U.S. dollar increased from 1.26 in the third fiscal quarter of 2012 to 1.31 in the third fiscal quarter of 2013.

The 2.8% increase in sales of Advanced Materials principally reflected increased sales volumes of engineered materials for defense applications.

Overall, gross margin as a percentage of sales was 37.4%, compared with 35.4% in the same period a year ago. Gross profit was $178.9 million compared with $172.1 million in the same period a year ago.

Avionics & Controls segment gross margin was 39.4% and 39.0% for the third fiscal quarter of 2013 and 2012, respectively. Segment gross profit was $70.7 million compared with $76.1 million in the prior-year period. The decrease in segment gross profit was principally due to lower gross profit on communication systems of $9 million, reflecting lower sales volumes of embedded communication intercept receivers of $5 million and a decrease in gross profit on sales of communication systems to enhance security and aural clarity in military communication applications.

Sensors & Systems segment gross margin was 36.4% and 35.5% for the third fiscal quarter of 2013 and 2012, respectively. Segment gross profit was $64.0 million compared with $60.8 million in the prior-year period. The increase in gross profit was mainly due to an increase in power systems gross profit reflecting improved product mix and cost reduction actions.

Advanced Materials segment gross margin for the third fiscal quarter of 2013 was 36.1% compared with 29.5% for the prior-year period. Segment gross profit was $44.2 million compared with $35.1 million in the prior-year period. The increase in segment gross profit was principally due to strong gross margin on sales of engineered materials primarily for defense applications.

Selling, general and administrative expenses (which include corporate expenses) totaled $101.8 million, or 21.3% of sales, and $91.9 million, or 18.9% of sales, for the third fiscal quarter of 2013 and 2012, respectively. The increase in selling, general and administrative expense mainly reflects a $10 million charge related to the DDTC matter.

Research, development and engineering spending was $24.1 million, or 5.0% of sales, for the third fiscal quarter of 2013 compared with $27.2 million, or 5.6% of sales, for the third fiscal quarter of 2012. The decrease in research, development and engineering spending principally reflects similarly reduced spending on avionics systems, communication systems, and advanced sensors totaling $3 million. Fiscal 2013 research, development and engineering spending is expected to be approximately 5.0% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the third fiscal quarter of 2013 totaled $70.3 million, or 14.7% of sales, compared with $10.0 million, or 2.1% of sales, for the third fiscal quarter in 2012. In the third fiscal quarter of 2013 and 2012, we recorded an estimated impairment charge of $3.5 million and a $52.2 million impairment charge, respectively, against goodwill of Racal Acoustics. Excluding the impairment charge recorded in each period, segment earnings totaled $73.8 million, or 15.4% of sales, and $62.2 million, or 12.8% of sales, for the third fiscal quarter of 2013 and 2012, respectively.

Avionics & Controls segment earnings were $20.6 million, or 11.5% of sales, in the third fiscal quarter of 2013 compared with losses of $(25.6) million, or (13.1)% of sales, in the third fiscal quarter of 2012. The third fiscal quarter of 2013 and 2012 reflected an estimated impairment charge of $3.5 million and a $52.2 million impairment charge, respectively, against goodwill of Racal Acoustics. During the third fiscal quarter of 2013, management performed a Step One impairment test for Racal Acoustics upon identification of an indicator of impairment, due to further deterioration of Racal Acoustics’ fiscal 2013 and five-year forecast resulting from further delays and reductions in global defense programs. As required under U.S. GAAP, a Step Two impairment test was required because the current fair value of the business using a discounted cash flow and market approach was less than the carrying amount of the business. Under the Step Two impairment test, all assets and liabilities were valued at fair value. The excess of the carrying amount of goodwill over the implied fair value of goodwill resulted in an estimated impairment charge of $3.5 million.

Excluding the impairment charge recorded in each period, Avionics & Controls segment earnings were $24.1 million, or 13.4% of sales, in the third fiscal quarter of 2013 compared with $26.6 million, or 13.6% of sales, in the third fiscal quarter of 2012. Avionics systems earnings benefited from improved gross margin and decreased research, development and engineering expense. Communication systems earnings were impacted by decreased gross profit on lower sales of embedded communication intercept receivers and systems to enhance security and aural clarity in military communication applications.

Sensors & Systems segment earnings were $21.6 million, or 12.3% of sales, for the third fiscal quarter of 2013 compared with $18.3 million, or 10.7% of sales, for the third fiscal quarter of 2012, principally reflecting increased earnings from sales of advanced sensors and power systems. Advanced sensors benefited from lower research, development and engineering expense. Power systems benefited mainly from improved mix and expense control.

Advanced Materials segment earnings were $28.1 million, or 22.9% of sales, for the third fiscal quarter of 2013 compared with $17.3 million, or 14.5% of sales, for the third fiscal quarter of 2012, primarily reflecting a $9 million increase in earnings from strong sales of engineered materials for defense applications.

Interest expense for the third fiscal quarter of 2013 was $9.1 million compared with $12.2 million for the third fiscal quarter of 2012, reflecting reduced borrowings.

The income tax rate was 2.8% for the third fiscal quarter of 2013 compared with (70.1)% for the third fiscal quarter of 2012. The (70.1)% income tax rate in the third fiscal quarter of 2012 reflected a $10.0 million loss from continuing operations before income taxes and income tax expense of $7.0 million. In the third fiscal quarter of 2013, we recognized $8.7 million of discrete tax benefits principally related to the following items. The first item was a $4.3 million income tax benefit related to the release of income tax reserves due to the expiration of a statute of limitations. The second item was a $3.8 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.

In the third fiscal quarter of 2012, we recognized $5.3 million of discrete tax benefits principally related to the following items. The first item was a $2.9 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate. The second item was a $1.7 million tax benefit as a result of reconciling the prior year’s U.S. income tax return to the U.S. income tax provision. The income tax rate differed from the statutory rate in the third fiscal quarter of 2013 and 2012, as both quarters benefited from various tax credits and certain foreign interest expense deductions.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

We use forward contracts to hedge our foreign currency exchange risk. To the extent that these contracts qualify as hedges under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in a currency other than the functional currency of the Company for the three-month periods ended July 26, 2013, and July 27, 2012, are as follows:

(In thousands)

	Three Months Ended
	July 26, 2013	July 27, 2012

Forward foreign currency contracts – gain (loss)	$237	$(4,037)
Forward foreign currency contracts reclassified from AOCI – loss	(551)	(205)
Embedded derivatives – gain	255	1,304
Revaluation of monetary assets/liabilities – gain	322	1,515

Total	$263	$(1,423)

Nine Month Period Ended July 26, 2013, Compared with Nine Month Period Ended July 27, 2012

Sales for the first nine months decreased by 1.8% over the prior-year period. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Nine Months Ended
		July 26, 2013	July 27, 2012

Avionics & Controls	(4.1)%	$546,272	$569,656
Sensors & Systems	(0.6)%	524,638	527,958
Advanced Materials	0.2%	364,682	364,048

Total Net Sales		$1,435,592	$1,461,662

The 4.1% decrease in sales of Avionics & Controls reflected decreased sales volumes of avionics systems of $15 million and communication systems of $26 million, partially offset by increased sales volumes of interface technologies. The decrease in avionics systems reflected mainly lower cockpit integration sales for retrofits of military transport aircraft and the T-6B. The decrease in communication systems principally reflected reduced sales of embedded communication intercept receivers of $16 million and systems to enhance security and aural clarity in military communication applications of $7 million. The $20 million increase in interface technologies mainly reflected increased sales for medical and gaming applications, including approximately $11 million in sales from the Gamesman acquisition.

The 0.6% decrease in sales of Sensors & Systems principally reflected similarly reduced sales volumes of advanced sensors and connection technologies totaling $8 million, partially offset by increased sales volumes of power systems. The decrease in advanced sensors was mainly due to lower aftermarket sales, and the decrease in connection technologies was due to reduced demand for industrial applications. The increase in power systems reflected increased demand for commercial aviation products.

The 0.2% increase in sales of Advanced Materials principally reflected increased sales volumes of engineered materials and metal finishing services, substantially offset by lower demand for defense technologies.

Overall, gross margin as a percentage of sales was 36.3% and 35.2% for the first nine months of fiscal 2013 and 2012, respectively. Gross profit was $520.6 million and $514.7 million for the first nine months of fiscal of 2013 and 2012, respectively.

Avionics & Controls segment gross margin was 37.6% and 38.5% for the first nine months of fiscal 2013 and 2012, respectively. Segment gross profit was $205.4 million compared with $219.5 million in the prior-year period, mainly reflecting a decrease in gross profit from sales of communication systems due to lower demand for embedded communication intercept receivers.

Sensors & Systems segment gross margin was 37.0% and 33.8% for the first nine months of fiscal 2013 and 2012, respectively. Segment gross profit was $194.3 million compared with $178.5 million in the prior-year period. The increase in gross profit was mainly due to increased gross profit for connection technologies, which was impacted by a $12 million charge recorded in the first quarter of fiscal 2012 due to recording Souriau’s acquired inventory at its fair value.

Advanced Materials segment gross margin was 33.2% for the first nine months of fiscal 2013 compared to 32.0% for the same period one year ago. Segment gross profit was $121.0 million compared to $116.6 million in the prior-year period. The increase in gross profit was principally due to a $5 million increase in gross profit on higher sales of elastomer materials for defense applications.

Selling, general and administrative expenses (which include corporate expenses) totaled $298.7 million, or 20.8% of sales, and $285.5 million, or 19.5% of sales, for the first nine months of fiscal 2013 and 2012, respectively. The $13.2 million increase in selling, general and administrative expenses reflects an $18.0 million increase in corporate expense and a reduction in Avionics & Controls expense. The increase in corporate expense was due to the $10.0 million loss contingency related to the DDTC matter, professional fees for regulatory compliance, the cost of opening a corporate office in France and acquisition expenses. The decrease in Avionics & Controls expense reflected a $1 million reduction of our allowance for doubtful accounts for Hawker Beechcraft; in addition, the prior-year period reflected bad debt expense of $2.3 million due to the bankruptcy of Hawker Beechcraft.

Research, development and engineering spending was $72.8 million, or 5.1% of sales, for the first nine months of fiscal 2013 compared with $83.1 million, or 5.7% of sales, for the first nine months of fiscal 2012. The decrease in research, development and engineering spending principally reflects lower spending on avionics systems. Fiscal 2013 research, development and engineering spending is expected to be approximately 5.0% of sales.

Total segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first nine months of fiscal 2013 totaled $198.8 million, or 13.9% of sales, compared with $129.1 million, or 8.8% of sales, for the first nine months in fiscal 2012. The increase in segment earnings mainly reflects the $52.2 million impairment charge against goodwill of Racal Acoustics in the prior-year period. We also recorded an estimated impairment charge of $3.5 million against goodwill of Racal Acoustics in the third fiscal quarter of 2013. If the impairment charges in each period in fiscal 2013 and 2012 are excluded, segment earnings totaled $202.3 million, or 14.1% of sales, and $181.2 million, or 12.4% of sales, for the first nine months of 2013 and 2012, respectively.

Avionics & Controls segment earnings were $60.7 million, or 11.1% of sales, in the first nine months of fiscal 2013 and $12.7 million, or 2.2% of sales, in the first nine months of fiscal 2012. Excluding the impairment charges, segment earnings were $64.1 million, or 11.7% of sales, and $64.9 million, or 11.4% of sales, in the first nine months of fiscal 2013 and 2012, respectively. The decrease in segment earnings from the prior-year period mainly reflects an $11 million decrease in communication systems earnings, and an $8 million increase in avionics systems earnings. The decrease in communication systems earnings reflected the decrease in gross profit on lower sales volumes. Avionics systems earnings mainly benefited from lower research, development and engineering expense.

Sensors & Systems segment earnings were $63.8 million, or 12.2% of sales, for the first nine months of fiscal 2013 compared with $49.8 million, or 9.4% of sales, for the first nine months of fiscal 2012, which reflected the $12.0 million inventory charge due to recording Souriau’s acquired inventory at its fair value in the first three months of fiscal 2012. Sensors & Systems earnings also benefited from increased gross margin of power systems of $5 million.

Advanced Materials segment earnings were $74.4 million, or 20.4% of sales, for the first nine months of fiscal 2013 compared with $66.5 million, or 18.3% of sales, for the first nine months of fiscal 2012, primarily reflecting increased gross profit on higher sales of elastomer materials.

In the second quarter of fiscal 2012, management concluded that all contingencies relating to a dispute between CMC and a former parent company were resolved, and accordingly, we recorded a gain of approximately $11.9 million or $9.5 million after tax.

Interest expense for the first nine months of fiscal 2013 was $31.0 million compared with $35.2 million for the first nine months of fiscal 2012, reflecting reduced borrowings.

The income tax rates were 11.4% and 28.6% for the first nine months of fiscal 2013 and 2012, respectively. In the first nine months of fiscal 2013, we recognized $12.4 million of discrete tax benefits principally related to the following items. The first item was approximately $1.5 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits. The second item was approximately $2.3 million of tax benefits related to the settlement of U.S. and foreign tax examinations. The third item was a $4.3 million tax benefit related to the release of tax reserves due to the expiration of a statute of limitations. The fourth item was a $3.8 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.

In the first nine months of fiscal 2012, we recognized $7.2 million of discrete tax benefits principally related to three items. The first item was a $2.3 million tax benefit due to a change in French tax laws associated with the holding company structure and the financing of the Souriau acquisition. The second item was a $2.9 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate. The third item was a $1.7 million tax benefit as a result of reconciling the prior year’s income tax return to the U.S. income tax provision. The income tax rate differed from the statutory rate in the first nine months of fiscal 2013 and 2012, as both years benefited from various tax credits and certain foreign interest expense deductions.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

We use forward contracts to hedge our foreign currency exchange risk. To the extent that these contracts qualify as hedges under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in currency other than the functional currency of the Company for the nine month periods ended July 26, 2013, and July 27, 2012, are as follows:

(In thousands)

	Nine Months Ended
	July 26, 2013	July 27, 2012

Forward foreign currency contracts – gain (loss)	$(1,512)	$(9,202)
Forward foreign currency contracts reclassified from AOCI – gain (loss)	(1,187)	207
Embedded derivatives – gain	1,521	1,046
Revaluation of monetary assets/liabilities – gain (loss)	(2,070)	2,141

Total	$(3,248)	$(5,808)

New orders for the first nine months of fiscal 2013 were $1.43 billion compared with $1.45 billion for the same period in 2012. Backlog was $1.3 billion at July 26, 2013, compared with $1.2 billion at the end of the prior-year period and $1.3 billion at the end of fiscal 2012.

Liquidity and Capital Resources

Cash and cash equivalents at July 26, 2013, totaled $199.2 million, an increase of $38.6 million from October 26, 2012. Net working capital increased to $662.1 million at July 26, 2013, from $639.3 million at October 26, 2012. Sources and uses of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $196.3 million and $151.4 million in the first nine months of fiscal 2013 and 2012, respectively, reflecting increased cash collections from customers and lower payments for income taxes, partially offset by increased payments for inventory.

Cash flows used by investing activities were $77.5 million and $38.3 million in the first nine months of fiscal 2013 and 2012, respectively. Cash flows used by investing activities in the first nine months of fiscal 2013 primarily reflected cash paid for acquisitions of $40.7 million, net of cash acquired, and capital expenditures of $37.8 million. Cash flows used by investing activities in the first nine months of fiscal 2012 primarily reflected cash paid for capital expenditures.

Cash flows used by financing activities were $78.2 million and $79.4 million in the first nine months of fiscal 2013 and 2012, respectively. Cash flows used by financing activities in the first nine months of fiscal 2013 primarily reflected proceeds from our new credit facility of $175.0 million and repayment of long-term debt and credit facilities of $279.5 million. Cash flows used by financing activities in the first nine months of fiscal 2012 primarily reflected $104.1 million in cash repayments of long-term debt and credit facilities.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $65.0 million during fiscal 2013, compared to $49.4 million expended in fiscal 2012. Capital expenditures for the first nine months of fiscal 2013 totaled $49.3 million, including $11.6 million under capital lease obligations resulting from a lease amendment entered into during the third fiscal quarter of 2013 at a facility in our Avionics & Controls segment.

Total debt at July 26, 2013, was $754.5 million and consisted of $250.0 million of 2020 Notes, $172.8 million of the U.S. Term Loan, $47.6 million (€35.9 million) of the Euro Term Loan Facility, $170.0 million in borrowings under our secured credit facility, $57.2 million of government refundable advances, $56.3 million under capital lease obligations and $0.6 million of various foreign currency debt agreements and other debt agreements.

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

There have been no significant changes in our exposure to market risk during the first nine months of fiscal 2013. A discussion of our exposure to market risk is provided in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2012.

Item 4.	Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 26, 2013. Based upon that evaluation, they concluded as of July 26, 2013, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of July 26, 2013, that our disclosure controls and procedures were also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We are subject to U.S. export laws and regulations, including the International Traffic in Arms Regulations (ITAR), that generally restrict the export of defense products, technical data, and defense services. We have filed voluntary disclosure reports concerning certain technical and administrative violations of the ITAR with the U.S. Department of State’s Directorate of Defense Trade Controls (DDTC) Office of Defense Trade Controls Compliance (DDTC Office of Compliance). The infractions we reported were unintentional, did not result in any exports of sensitive military technology, and virtually all the reported transactions would have been allowed had we followed the correct regulatory procedures. To address these problems, we have made a number of investments in our export compliance functions, including: additional staffing; ongoing implementation of a new software system; employee training; and establishment of a regular compliance audit program and corrective action process. The DDTC Office of Compliance acknowledged our progress and continuing improvements, but nevertheless informed us that it intends to impose civil monetary fines and administrative sanctions based on the information it had concerning our earlier history in handling ITAR-controlled transactions, including the substance of our prior voluntary disclosures and other aspects of ITAR compliance errors. Management has been in discussions with the agency and provided supplemental information with the intent of reaching a settlement. On August 15, 2013, the DDTC Office of Compliance proposed a total penalty of $20 million with $10 million suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures. Based on this proposal, we estimated and recorded a $10 million charge as of July 26, 2013, for this matter. We intend to continue discussions with the DDTC Office of Compliance on final settlement terms, and the final settlement is subject to approval by the agency. While we cannot be certain of the outcome, management believes that the final resolution of this matter will not be materially different from our estimated accrual.

Item 5.	Other Information

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 added Section 13(r) to the Securities Exchange Act of 1934, as amended. Section 13(r) requires us to disclose whether we or any of our affiliates knowingly engaged in certain activities, transactions, or dealings relating to Iran or with any person the property and interests in property of which are blocked pursuant to Executive Order Nos. 132224 or 13382 (relating to blocking property and prohibiting transactions with: (i) persons who commit, threat to commit, or support terrorism; and (ii) weapons of mass destruction proliferators and their supporters).

CMC Electronics Inc. (“CMC”), one of our Canadian subsidiaries, sells subscriptions to a navigation database that is used in the flight-management systems it manufactures and sells for use in airplanes and other aircraft. The navigation database is updated approximately once a month, and the updates are automatically made available electronically to CMC’s subscribing customers in an email notification. Customers may download the updates using instructions provided in the email.

In March 2013, CMC quoted and provided a one-year subscription to the navigation database to Ukrainian-Mediterranean Airlines (“UM Air”) for use in flight-management systems installed in UM Air’s fleet of MD-83 aircraft. CMC received $8,814 from UM Air in March 2013 for that subscription. On May 31, 2013, the Office of Foreign Assets Control of the U.S. Department of the Treasury designated UM Air as a Specially Designated Global Terrorist (“SDGT”) pursuant to Executive Order No. 132224. On June 19, 2013, in accordance with the pre-existing subscription agreement, CMC’s system automatically delivered an email notification to UM Air containing instructions on how to download the latest update to the navigation database, and UM Air downloaded the update. Within 4 days thereafter, CMC ran its periodic prohibited party screening of its customer base and discovered that UM Air had been designated as an SDGT. CMC promptly stopped UM Air from downloading further updates to its navigation database, and ceased any further transactions with UM Air. The net profit on the subscription sold to UM Air was $6,027. CMC has not engaged in any activity with UM Air since June 19, 2013, and CMC does not intend to conduct further transactions with UM Air, including under the subscription agreement. CMC has also enhanced its customer screening practices to more timely identify and address such issues in the future.

Item 6.	Exhibits

10.1	First Amendment to Lease between The Prudential Insurance Company of America and Mason Electric, Co. dated July 29, 2004.

10.2	Second Amendment to Lease between Sylmar Cascades Properties, L.P. and Mason Electric, Co. dated January 19, 2007.

10.3	Third Amendment to Lease between Sylmar Cascades Properties, L.P. and Mason Electric, Co. dated January 1, 2013.

11	Schedule setting forth computation of basic and diluted earnings per common share for the three and nine month periods ended July 26, 2013, and July 27, 2012.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of R. Bradley Lawrence) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: August 30, 2013	By:	/s/ Robert D. George
Robert D. George
Chief Financial Officer, Vice President, and
Corporate Development
(Principal Financial Officer)