Form 10-K
period 2013-10-25
ESTERLINE TECHNOLOGIES CORP
filed 2013-12-20
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 25, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐     No  ☑

As of December 16, 2013, 31,575,039 shares of the Registrant’s common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of April 26, 2013, was $2,308,350,938 (based upon the closing sales price of $73.86 per share).

Documents Incorporated by Reference

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended October 25, 2013.

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

Our strategy is to maintain a leadership position in niche markets for the development and manufacture of highly engineered products that are essential to our customers. We are concentrating our efforts to expand selectively our capabilities in these markets, to anticipate the global needs of our customers and to respond to such needs with comprehensive solutions. Our current business and strategic growth plan focuses on the continuous development of these products in three key technology segments: Avionics & Controls, Sensors & Systems, and Advanced Materials. Our products are often mission critical, which have been designed into particular military and commercial platforms and in certain cases can only be replaced by products of other manufacturers following a formal certification process. As part of our implementation of this growth plan, we focus on expansion of our capabilities as a more comprehensive supplier to our customers. Such expansion included the February 4, 2013, acquisition of the Gamesman Group (Gamesman), which is a global supplier of input devices principally serving the gaming industry; the July 26, 2011, acquisition of the Souriau Group (Souriau), which is a leading global supplier of highly engineered connection technologies for harsh environments; and the December 30, 2010, acquisition of Eclipse Electronic Systems, Inc. (Eclipse), which develops and manufactures embedded communication intercept receivers for signal intelligence applications. These acquisitions are described in more detail in the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations contained in Item 7 of this report.

Our products have a long history in the aerospace and defense industry and are found on most military and commercial aircraft, helicopters, and land-based systems. For example, our products are used on the majority of active and in-production U.S. military aircraft and on every Boeing commercial aircraft platform manufactured in the past 75 years. In addition, our products are supplied to Airbus, many of the major regional and business jet manufacturers, and the major aircraft engine manufacturers. We work closely with OEMs on new, highly engineered products with the objective of such products becoming designed into our customers’ platforms; this integration often results in sole-source positions for OEM production and aftermarket business. We broadly categorize our commercial and military aerospace aftermarket sales as retrofit, repair services, and spare parts. Spare parts alone made up approximately 10% of total sales in fiscal 2013. Retrofit and repair services, which represent 5% of total sales, carry higher margins than OEM sales, but lower margins than spare parts sales. In many cases, our aftermarket sales span the entire life of an aircraft.

We differentiate ourselves through our engineering and manufacturing capabilities and our reputation for safety, quality, on-time delivery, reliability, and innovation – all embodied in the Esterline Performance System, our way of approaching business that helps ensure all employees are focused on continuous improvement. Safety of our operations is a critical factor in our business, and accordingly, we incorporate applicable regulatory guidance in the design of our facilities and train our employees using a behavior-based approach that focuses on safety-designed work habits and on-going safety audits. Our industries are highly regulated, and compliance with applicable regulations, including export control and anti-bribery regulations, is an important focus in our business. For example, we have a global code of business conduct and ethics that covers compliance with laws, and we provided training on this code to our worldwide employees in fiscal 2013. In addition, we maintain local ethics advisors and export control specialists in our business units to support our compliance efforts.

Our sales are diversified across three broad markets: defense, commercial aerospace, and general industrial. For fiscal 2013, approximately 35% of our sales were from the defense market, 45% from the commercial aerospace market, and 20% from the general industrial market.

Financial Information About Industry Segments

A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to our business segments for fiscal years 2013, 2012, and 2011 is reported in Note 16 to the Company’s Consolidated Financial Statements, and appears in Item 8 of this report.

Description of Business

Avionics & Controls

Our Avionics & Controls business segment includes avionics systems, control and communication systems, and interface technologies capabilities. Avionics systems designs and develops cockpit systems integration and avionics subsystems for commercial and military applications. Control and communication systems designs and manufactures technology interface systems for military and commercial aircraft and land-based as well as sea-based military vehicles. Additionally, control and communication systems designs and manufactures military audio and data products for severe battlefield environments, embedded communication intercept receivers for signal intelligence applications, as well as communication control systems to enhance security and aural clarity in military applications. Interface technologies manufactures and develops custom control panels and input systems for medical, industrial, military and gaming industries. We are a market leader in global positioning systems (GPS), head-up displays, enhanced vision systems, and electronic flight management systems that are used in a broad variety of control and display applications. In addition, we develop, manufacture and market sophisticated, highly reliable technology interface systems for commercial and military aircraft. These products include lighted push-button and rotary switches, keyboards, lighted indicators, panels and displays. Our products have been integrated into many existing aircraft designs, including every Boeing commercial aircraft platform currently in production. Our large installed base provides us with a significant spare parts and retrofit business. We are a Tier 1 supplier on the Boeing 787 program to design and manufacture all of the cockpit overhead panels and embedded software for these systems. We manufacture control sticks, grips and wheels, as well as specialized switching systems. In this area, we primarily serve commercial and military aviation, and airborne and ground-based military equipment manufacturing customers. For example, we are a leading manufacturer of pilot control grips for most types of military fighter jets and helicopters. Additionally, our software engineering center supports our customers’ needs with such applications as primary flight displays, flight management systems, air data computers and engine control systems.

Our proprietary products meet critical operational requirements and provide customers with significant technological advantages in such areas as night vision compatibility and active-matrix liquid-crystal displays (a technology enabling pilots to read display screens in a variety of light conditions as well as from extreme angles). Our products are incorporated in a wide variety of platforms ranging from military helicopters, fighters and transports, to commercial wide- and narrow-body, regional and business jets. In fiscal 2013, some of our largest customers for these products included Alsalam Aircraft Company, BAE Systems, The Boeing Company, Canadian Commercial Corp., Fisco, Hawker Beechcraft, Honeywell, Lockheed Martin, Rockwell Collins, Sikorsky, Thales, and Triman.

In addition, we design and manufacture ruggedized military personal communication equipment, primarily headsets. We are the sole supplier of Active Noise Reduction (ANR) headsets to the British Army’s tracked and wheeled vehicle fleets under the Bowman communication system program. In the U.S., we supply ANR headsets to the U.S. Army’s tracked and wheeled vehicle fleets under the Vehicle Intercom System (VIS) and VIS-X programs comprising over 200,000 vehicles, and we are the sole supplier to the U.S. Marine Corps for their MRAP fleet. We are also the sole ANR headset supplier to the Canadian Army. We have a long-standing relationship with armies around the world, including forces in Australia, India, Saudi Arabia, and Spain. We design and manufacture signal intelligence and communications intelligence (SIGINT/COMINT) receiver hardware for the airborne intelligence, surveillance and reconnaissance (ISR) market. These products incorporate modern, open-architecture software/firmware configurable designs, are deployed on a wide range of U.S. and foreign manned airborne platforms, and on such next generation unmanned platforms as the Northrop Grumman Global Hawk and General Atomics Reaper and Predator. In fiscal 2013, some of our largest customers for these products included BAE Systems, The Boeing Company, the British Ministry of Defence (MoD), L-3 Communications, Lockheed Martin, Northrop Grumman, and Sanmina.

We also manufacture a full line of keyboard, switch and input technologies for specialized medical equipment and communication systems for military applications. These products include custom keyboards, keypads, and input devices that integrate cursor control devices, barcode scanners, displays, video, and voice activation. We also produce instruments that are used for point-of-use and point-of-care diagnostics. We have developed a wide variety of technologies, including plastic and vinyl membranes that protect high-use switches and fully depressible buttons, and backlit elastomer switch coverings that are resistant to exposure from harsh chemicals. These technologies now serve as the foundation for a small but growing portion of our product line. In fiscal 2013, some of our largest customers for these products included Alere, Aristocrat Technologies, General Electric, Inspired Gaming, Merck, Nuance, Philips, Quidel, Roche, and WMS.

Sensors & Systems

Our Sensors & Systems business segment includes power systems, connection technologies and advanced sensors capabilities. We develop and manufacture high-precision temperature, pressure and speed sensors principally for aerospace customers, electrical interconnection systems for severe environments for aerospace, defense, geophysics & marine, and nuclear customers, as well as electrical power switching, control and data communication devices, and other related systems principally for aerospace and defense customers. We are the OEM sole-source and aftersales supplier of temperature probes for use on all versions of the General Electric/Snecma CFM-56 jet engine. The CFM-56 jet engine has an installed base of 25,000, is standard equipment on the current generation Boeing 737 aircraft and was selected as the engine for approximately 60% of all Airbus single-aisle aircraft delivered to date. We have a contract to design and manufacture the Boeing 787’s sensors for the environmental control system, and provide the primary power distribution assembly for the Airbus A400M military transport. Additionally, we have secured a Tier 1 position with Rolls-Royce for the complete suite of sensors for the engines that will power the A400M and A350. We design and manufacture micro packaging, planet probe interconnectors, launcher umbilicals, and composite connectors for the Boeing 787. Unique electrical interconnection products account for about 75% of our connection technologies sales, and standard products qualified to customer standards or military specifications account for 25% of sales. The principal customers for our products in this business segment are jet engine manufacturers, airframe and industrial manufacturers. In fiscal 2013, some of our largest customers for these products included Airbus, Astrium, The Boeing Company, Bombardier, Dassault, Flame, General Electric, Honeywell, Labinal, Rolls-Royce, SAFRAN, Sercel, and UTC.

Advanced Materials

Our Advanced Materials business segment includes engineered materials and defense technologies capabilities. We develop and manufacture high-performance elastomer products used in a wide range of commercial aerospace, space, military applications, and highly engineered thermal components for commercial aerospace and industrial applications. We also develop and manufacture combustible ordnance and countermeasures for military applications.

Specialized High-Performance Applications.  We specialize in the development of proprietary formulations for silicone rubber and other elastomer products. Our elastomer products are engineered to address specific customer requirements where superior performance in high temperature, high pressure, caustic, abrasive and other difficult environments is critical. These products include clamping devices, thermal fire barrier insulation products, sealing systems, tubing and coverings designed in custom-molded shapes. Some of the products include proprietary elastomers that are specifically designed for use on or near a jet engine. We are a leading U.S. supplier of high-performance elastomer products to the aerospace industry, with our primary customers for these products being jet and rocket engine manufacturers, commercial and military airframe manufacturers, as well as commercial airlines. In fiscal 2013, some of the largest customers for these products included The Boeing Company, Goodrich, KAPCO, Lockheed Martin, Northrop Grumman, Pattonair, and Spirit AeroSystems. We also develop and manufacture high temperature, lightweight metallic insulation systems for aerospace and marine applications. Our commercial aerospace programs include the Boeing 737, A320, and A380 series aircraft and the V2500 and BR710 engines. Our insulation material is used on diesel engine manifolds for earthmoving and agricultural applications. In addition, we specialize in the development of thermal protection for fire, nuclear, and petro-chemical industries. We design and manufacture high temperature components for industrial and marine markets. Our manufacturing processes consist of cutting, pressing, and welding stainless steel, inconel and titanium fabrications. In fiscal 2013, some of the largest customers of these products included Acktiv Nuclear, Airbus, The Boeing Company, B/E Aerospace, Lockheed Martin, Northrop Grumman, Pattonair, Rolls-Royce, Short Brothers, Spirit AeroSystems, and Wesco Aircraft.

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

A summary of product lines contributing sales of 10% or more of total sales for fiscal years 2013, 2012, and 2011 is reported in Note 16 to the Consolidated Financial Statements under Item 8 of this report.

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

In the technical and highly engineered product segments in which we compete, relationship selling is particularly appropriate in targeted marketing segments where customer and supplier design and engineering inputs need to be tightly integrated. Participation in industry trade shows is an effective method of meeting customers, introducing new products, and exchanging technical specifications. In addition to technical and industry conferences, our products are supported through direct internal international sales efforts, as well as through manufacturer representatives and selected distributors. As of October 25, 2013, 398 sales people, 324 representatives, and 340 distributors supported our operations internationally.

Backlog

Backlog was $1.3 billion at October 25, 2013, and October 26, 2012. We estimate that approximately $332 million of backlog is scheduled to be shipped after fiscal 2014.

Backlog is subject to cancellation until delivered, and therefore, we cannot assure that our backlog will be converted into revenue in any particular period or at all. Backlog does not include the total contract value of cost-plus reimbursable contracts, which are funded as we incur the costs. Except for the released portion, backlog also does not include fixed-price multi-year contracts.

Competition

Our products and services are affected by varying degrees of competition. We compete with other companies in most markets we serve. Many of these companies have far greater sales volumes and financial resources than we do. Some of our competitors are also our customers on certain programs. The principal competitive factors in the commercial markets in which we participate are product performance, on-time delivery, service and price. Part of product performance requires expenditures in research and development that lead to product improvement. The market for many of our products may be affected by rapid and significant technological changes and new product introductions. Our principal competitors include Astronautics, BAE, Bose, Eaton, Elbit, EMS, GE Aerospace, Honeywell, IAI, L-3, Otto Controls, RAFI, Rockwell Collins, SELEX, Telephonics, Thales, Ultra Electronics, Universal Avionics Systems Corporation, and Zodiac in our Avionics & Controls segment; Ametek, Amphenol, Eaton, Goodrich, Hamilton Sundstrand, Meggitt, STPI-Deutsch, TE Connectivity, and Zodiac in our Sensors & Systems segment; and Chemring, Doncasters, Hi-Temp, J&M, JPR Hutchinson, Kmass, Meggitt (including Dunlop Standard Aerospace Group), Rheinmetall, Trelleborg, ULVA, UMPCO, and Woodward Products in our Advanced Materials segment.

Research and Development

Our product development and design programs utilize an extensive base of professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed. In fiscal 2013, we expended $95.7 million for research, development and engineering, compared with $107.7 million in fiscal 2012 and $94.5 million in fiscal 2011. Research and development expense has averaged 5.2% of sales for the three years ended October 25, 2013. We believe continued product development is key to our long-term growth, and consequently, we consistently invest in research and development. Examples include research and development projects relating to avionics control panels, A350 engine sensors, high temperature, low observable material for military applications, and spectral countermeasure flares for military applications. We actively participate in customer-funded research and development programs, including applications on C-130 cockpit upgrades, P-8 aircraft and power systems for the HH-47 Chinook helicopter and A400M.

Foreign Operations

Our foreign operations consist of manufacturing facilities located in Canada, China, the Dominican Republic, France, Germany, India, Japan, Mexico, Morocco, and the United Kingdom, and include sales and service operations located in Brazil, China, and Singapore. For further information regarding foreign operations, see Note 16 to the Consolidated Financial Statements under Item 8 of this report.

U.S. Government Contracts and Subcontracts

As a contractor and subcontractor to the U.S. government (primarily the U.S. Department of Defense), we are subject to various laws and regulations that are more restrictive than those applicable to private sector contractors. Approximately 6% of our sales was made directly to the U.S. government in fiscal 2013. In addition, we estimate that our subcontracting activities to contractors for the U.S. government accounted for approximately 17% of sales during fiscal 2013. In total, we estimate that approximately 23% of our sales during the fiscal year was subject to U.S. government contracting regulations. Such contracts may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending, and other factors.

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

We are subject to U.S. export laws and regulations, including the International Traffic in Arms Regulations (ITAR), that generally restrict the export of defense products, technical data, and defense services. We recorded a $10 million charge as of July 26, 2013, for penalties proposed by the DDTC Office of Compliance associated with our earlier handling of ITAR-controlled transactions and related compliance errors, as described further in this report under “Item 3 – Legal Proceedings.” Our failure to comply with applicable regulations could result in penalties, loss, or suspension of contracts or other consequences, and the costs to maintain compliance with these regulations may be higher than we anticipate. Any of these consequences could adversely affect our operations or financial condition.

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

Seasonality

The timing of our revenues is impacted by the purchasing patterns of our customers, and as a result we do not generate revenues evenly throughout the year. Moreover, our first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America. This leads to decreased order and shipment activity; consequently, first quarter results are typically weaker than other quarters and not necessarily indicative of our performance in subsequent quarters.

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

We have accrued liabilities for environmental remediation costs expected to be incurred. Environmental exposures are provided for at the time they are known to exist or are considered reasonably probable and estimable.

Employees

We had 12,049 employees at October 25, 2013, of which 4,982 were based in the United States, 4,174 in Europe, 1,026 in Canada, 632 in Mexico, 584 in Asia, 516 in Morocco and 135 in the Dominican Republic. Approximately 12% of the U.S.-based employees were represented by a labor union. Our European operations are subject to national trade union agreements and to local regulations governing employment.

Financial Information About Foreign and Domestic Operations and Export Sales

See risk factor below entitled “Political and economic changes in foreign countries and markets, including foreign currency fluctuations, may have a material effect on our operating results” under Item 1A of this report and Note 16 to the Consolidated Financial Statements under Item 8 of this report.

Available Information About the Registrant

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

Executive Officers of the Registrant

The names and ages of all executive officers of the Company and the positions and offices held by such persons as of December 20, 2013, are as follows:

Name	Position with the Company	Age
R. Bradley Lawrence	Executive Chairman	66
Curtis C. Reusser	President and Chief Executive Officer	53
Robert D. George	Chief Financial Officer, Vice President, and Corporate Development	57
Alain M. Durand	Group Vice President	46
C. Thomas Heine	Vice President, Human Resources	65
Frank E. Houston	Senior Group Vice President	62
Marcia J. Mason	Vice President and General Counsel	61
Albert S. Yost	Group Vice President and Treasurer	48

Mr. Lawrence has been Executive Chairman since September 2013. Previously, he was Chairman, Chief Executive Officer and President since March 2012. In addition, he served as President and Chief Executive Officer since November 2009, President and Chief Operating Officer since July 2009, and Group Vice President since January 2007. Mr. Lawrence has an M.B.A. from the University of Pittsburgh and a B.S. degree in Business Administration from Pennsylvania State University.

Mr. Reusser has been President and Chief Executive Officer since October 2013. Previously, he was President, Aircraft Systems of UTC Aerospace Systems for United Technologies Corporation, a provider of a broad range of high-technology products and services to the global aerospace and building systems industries, from July 2012 to October 2013. Prior to that time, he was President of the Electronic Systems segment of Goodrich Corporation, an aerospace and defense company that was acquired by UTC in July 2012, from January 2008 to July 2012. Mr. Reusser has a B.S. degree in Industrial and Mechanical Engineering from the University of Washington and a Certificate in Business Management from the University of San Diego.

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

Ms. Mason has been Vice President and General Counsel since September 2013. Prior to that time she was General Counsel and Vice President, Administration from August 2012 to September 2013, and Vice President, Human Resources from March 1993 to July 2012. Ms. Mason has a J.D. degree from Northwestern University School of Law and a B.A. degree in Political Science from Portland State University.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the headings “Risks Relating to Our Business and Our Industry,” “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and “Business” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

•	A significant downturn in the aerospace industry;
•	A significant reduction in defense spending;
•	A decrease in demand for our products as a result of competition, technological innovation or otherwise;
•	Our inability to execute on our accelerated integration plans or otherwise integrate acquired operations or complete acquisitions;
•	Our ability to comply with the complex applicable laws that affect our business; and
•	Loss of a significant customer or defense program.

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

Approximately 35% of our business is dependent on defense spending. The defense industry is dependent upon the level of equipment expenditures by the armed forces of countries throughout the world, and especially those of the United States, which represents a significant portion of world-wide defense expenditures. In August 2011, Congress enacted the Budget Control Act of 2011 (BCA), which resulted in substantial, automatic reductions in both defense and discretionary spending. The automatic across-the-board budget cuts, or sequestration, are incremental to spending reductions already included in the defense funding over a ten-year period. These spending cuts impacted our financial results in fiscal 2013, and could have significant future consequences to our business and industry, including disruption of programs and personnel reductions that could impact our manufacturing operations and engineering capabilities.

The loss of a significant customer or defense program could have a material adverse effect on our operating results.

Some of our operations are dependent on a relatively small number of customers and aerospace and defense programs, which change from time to time. Significant customers in fiscal 2013 included The Boeing Company, Flame, General Electric, Hawker Beechcraft, Honeywell, Lockheed Martin, Northrop Grumman, Rolls-Royce, Sikorsky, and the U.S. Department of Defense. There can be no assurance that our current significant customers will continue to buy our products at current levels. The loss of a significant customer or the cancellation of orders related to a sole-source defense program could have a material adverse effect on our operating results if we were unable to replace the related sales.

We are subject to numerous regulatory requirements, which could adversely affect our business.

Among other things, we are subject to the Foreign Corrupt Practices Act, or FCPA, and the U.K. Bribery Act, which generally prohibit companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, we may be held liable for actions taken by our strategic or local partners even though our partners are not subject to the FCPA or the U.K. Bribery Act. Any determination that we have violated the FCPA or the U.K. Bribery Act could result in sanctions that could have a material adverse effect on our business, financial condition and results of operations.

We are also subject to a variety of international laws, as well as U.S. export laws and regulations, such as the International Traffic in Arms Regulations (ITAR), which generally restrict the export of defense products, technical data and defense services. We have filed voluntary reports that disclosed certain technical and administrative violations of the ITAR with the U.S. Department of State’s Directorate of Defense Trade Controls (DDTC) Office of Defense Trade Controls Compliance (DDTC Office of Compliance). As further described in this report under “Item 3 – Legal Proceedings,” we recorded a $10 million charge as of July 26, 2013, for penalties proposed by the DDTC Office of Compliance associated with our earlier handling of ITAR-controlled transactions, including the substance of our prior voluntary disclosures and other aspects of ITAR compliance errors. Our failure to comply with these regulations could result in penalties, loss, or suspension of contracts or other consequences. Any of these could adversely affect our operations and financial condition.

We may be unable to realize expected benefits from our business integration efforts and our profitability may be hurt or our business otherwise might be adversely affected.

We recently announced that we are accelerating plans to consolidate certain facilities and to create greater cost efficiencies through shared services in sales, general administration and support functions across our segments. We have never before pursued integration initiatives to this extent, and there is no assurance that our efforts will be successful. These plans are intended to generate operating expense savings through direct and indirect overhead expense reductions as well as other savings. These integration activities are complex. If we do not successfully manage our current integration activities, or any other similar activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions include inability to or delay in the planned transfer of business activities to other locations due to dependency on third party agreements or certification of projects affected by the transfer, unanticipated costs in implementing the initiatives, delays in implementation of anticipated workforce reductions, adverse effects on employee morale, creation of customer or supplier uncertainty that may impact our business and the failure to meet operational targets due to the loss of employees. If any of these risks are realized, our ability to achieve anticipated cost reductions may be impaired or our business may otherwise be harmed, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

As we have grown through acquisitions, we have accumulated $1.1 billion of goodwill, and have $47.2 million of indefinite-lived intangible assets, out of total assets of $3.3 billion at October 25, 2013. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. For example, we recorded an impairment charge of $3.5 million in fiscal 2013, and an impairment charge of $52.2 million in fiscal 2012 at Racal Acoustics, Inc. (Racal Acoustics). In addition, we may incur additional charges.

We performed our annual impairment review for fiscal 2013 as of July 27, 2013, and our Step One analysis indicates that no impairment of goodwill or other indefinite-lived assets exists at any of our other reporting units. Our Souriau reporting unit’s margin in passing the Step One analysis was approximately 12%, mainly reflecting lower market valuation assumptions in 2013. Management expects that continued improvements in operations will result in favorable actual results compared with our original plan. It is possible, however, that as a result of events or circumstances, we could conclude at a later date that goodwill of $347.6 million at Souriau may be considered impaired. We also may be required to record an earnings charge or incur unanticipated expenses if, due to a change in strategy or other reasons, we determined the value of other assets has been impaired. These other assets include trade names of $33.7 million and intangible assets of $181.7 million.

A long-lived asset to be disposed of is reported at the lower of its carrying amount or fair value less cost to sell. An asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future undiscounted cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows. As we have grown through acquisitions, we have accumulated $533.8 million of definite-lived intangible assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility.

As of October 25, 2013, we had approximately $689.1 million of long-term debt outstanding. Under our existing secured credit facility, we have a $460 million revolving line of credit, an €18.0 million term loan (Euro Term Loan), and a $170.6 million term loan (U.S. Term Loan). The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. In addition, we have unsecured foreign currency credit facilities that have been extended by foreign banks for up to $66.2 million. Available credit under the above credit facilities was $363.5 million at October 25, 2013, reflecting bank borrowings of $130.0 million and letters of credit of $32.7 million.

We also have outstanding $250.0 million 7.0% Senior Notes due in August 2020 (2020 Notes). The indentures governing those notes and other debt agreements limit, but do not prohibit, us from incurring additional debt in the future. Our level of debt could have significant consequences to our business, including the following:

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

A global recession may adversely affect our business operations and results, capital, and cost of capital.

In the event of a global recession, our customers may choose to delay or postpone purchases from us until the economy and their business strengthen. Decisions by current or future customers to forgo or defer purchases and/or our customers’ inability to pay for our products may adversely affect our earnings and cash flow. A recession could also adversely affect our future cost of debt and equity. Any inability to obtain adequate financing from debt and equity sources could force us to self-fund strategic initiatives or even forgo some opportunities, potentially harming our financial position, results of operations, and liquidity.

Our operations depend on our production facilities throughout the world. These production facilities are subject to physical and other risks that could disrupt production.

Our production facilities could be damaged or disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or a pandemic. Several of our production facilities are located in California, and thus are in areas with above average seismic activity and may also be at risk of damage in wildfires. Although we have obtained property damage and business interruption insurance for our production facilities, a major catastrophe such as an earthquake or other natural disaster at any of our sites, or significant labor strikes, work stoppage, political unrest, war or terrorist activities in any of the areas where we conduct operations, could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers. We cannot assure you that we will have insurance to adequately compensate us for any of these events.

Political and economic changes in foreign countries and markets, including foreign currency fluctuations, may have a material effect on our operating results.

Foreign sales originating from non-U.S. locations were approximately 50% of our total sales in fiscal 2013, and we have manufacturing facilities in a number of foreign countries. A substantial portion of our Avionics & Controls operations is based in Canada and the U.K., and a substantial portion of our Sensors & Systems operations is based in the U.K. and France. We also have manufacturing operations in China, the Dominican Republic, Germany, India, Japan, Mexico, and Morocco. Doing business in foreign countries is subject to numerous risks, including political and economic instability, restrictive trade policies of foreign governments, economic conditions in local markets, health concerns, inconsistent product regulation or unexpected changes in regulatory and other legal requirements by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements. To the extent that foreign sales are transacted in a foreign currency, we are subject to the risk of losses due to foreign currency fluctuations. In addition, we have substantial assets denominated in foreign currencies, primarily the Canadian dollar, U.K. pound and euro, that are not offset by liabilities denominated in those foreign currencies. These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.

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

Our products and services are affected by varying degrees of competition. We compete with other companies and divisions and units of larger companies in most markets we serve, many of which have greater sales volumes or financial, technological or marketing resources than we do. Our principal competitors include: Astronautics, BAE, Bose, Eaton, ECE, Elbit, EMS, GE Aerospace, Honeywell, IAI, L-3, Otto Controls, RAFI, Rockwell Collins, SELEX, Telephonics, Thales, Ultra Electronics, and Universal Avionics Systems Corporation in our Avionics & Controls segment; Ametek, Amphenol, Eaton, ECE, Goodrich, Hamilton Sundstrand, MPC Products, Meggitt, STPI-Deutsch, and TE Connectivity in our Sensors & Systems segment; and Chemring, Doncasters, Hi-Temp, J&M, JPR Hutchinson, Kmass, Meggitt (including Dunlop Standard Aerospace Group), Rheinmetall, Trelleborg, ULVA, and UMPCO in our Advanced Materials segment. The principal competitive factors in the commercial markets in which we participate are product performance, service and price. Maintaining product performance requires expenditures in research and development that lead to product improvement and new product introduction. Companies with more substantial financial resources may have a better ability to make such expenditures. We cannot assure that we will be able to continue to successfully compete in our markets, which could adversely affect our business, financial condition and results of operations.

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

We estimate that approximately 23% of our sales in fiscal 2013 were attributable to contracts in which we were either the prime contractor to, or a subcontractor to a prime contractor to, the U.S. government. As a contractor and subcontractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of federal government contracts that affect how we do business with our customers and may impose added costs to our business. For example, these regulations and laws include provisions that contracts we have been awarded are subject to:

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

Governmental agencies throughout the world, including the U.S. Federal Aviation Administration (FAA), prescribe standards and qualification requirements for aircraft components, including virtually all commercial airline and general aviation products, as well as regulations regarding the repair and overhaul of aircraft engines. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. We include, with the replacement parts that we sell to our customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. In order to sell our products, we and the products we manufacture must also be certified by our individual OEM customers. If any of the material authorizations or approvals qualifying us to supply our products is revoked or suspended, then the sale of the subject product would be prohibited by law, which would have an adverse effect on our business, financial condition and results of operations.

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

Because we own and operate, and previously owned and operated, a number of facilities that use, manufacture, store, handle or arrange for the disposal of various hazardous materials, we may incur costs for investigation, removal and remediation, as well as capital costs, associated with compliance with environmental laws. At the time of our asset acquisition of the Electronic Warfare Passive Expendables Division of BAE Systems North America (BAE), certain environmental remedial activities were required under a Part B Permit issued to the infrared decoy flare facility by the Arkansas Department of Environmental Quality under the Federal Resource Conservation and Recovery Act. The Part B Permit was transferred to our subsidiary, Armtec, along with the remedial obligations. Under the terms of the asset purchase agreement, BAE agreed to perform and pay for these remedial obligations at the infrared decoy flare facility up to a maximum amount of $25.0 million. BAE is currently conducting monitoring activities as required under the asset purchase agreement. Although environmental costs have not been material in the past, we cannot assure that these matters, or any similar liabilities that arise in the future, will not exceed our resources, nor can we completely eliminate the risk of accidental contamination or injury from these materials.

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

Our financial performance may be adversely affected by information technology business disruptions.

Our business may be impacted by information technology attacks or failures. Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. We have experienced cybersecurity attacks in the past and may experience them in the future, potentially with more frequency. We have taken measures to mitigate potential risks to our technology and our operations from these information technology-related potential disruptions. For example, we utilized third-party software and tools at many domestic operating locations to scan incoming email for viruses and other harmful content and to scan networks maintained by certain of our domestic operating units that exclusively perform U.S. defense work. However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, or other manipulation or improper use of our systems or networks. We may also experience financial losses from remedial actions, loss of business or potential liability under contracts or pursuant to regulations that require us to maintain confidential and other data securely, and/or damage to our reputation. Any of these consequences could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Item 2.  Properties

The following table summarizes our properties that are greater than 100,000 square feet or related to a principal operation, including identification of the business segment, as of October 25, 2013:

Location	Type of Facility	Business Segment	Approximate Square Footage	Owned or Leased

Brea, CA	Office & Plant	Advanced Materials	329,000	Owned
Montréal, Canada	Office & Plant	Avionics & Controls	269,000	Owned
East Camden, AR	Office & Plant	Advanced Materials	266,000	Leased
Stillington, U.K.	Office & Plant	Advanced Materials	222,000	Owned
Everett, WA	Office & Plant	Avionics & Controls	216,000	Leased
Champagné, France	Office & Plant	Sensors & Systems	191,000	Owned
Coeur d’Alene, ID	Office & Plant	Avionics & Controls	140,000	Leased
Coachella, CA	Office & Plant	Advanced Materials	140,000	Owned
Marolles, France	Office & Plant	Sensors & Systems	128,000	Owned
Buena Park, CA	Office & Plant	Sensors & Systems	110,000	Owned*
Bourges, France	Office & Plant	Sensors & Systems	109,000	Owned
Farnborough, U.K.	Office & Plant	Sensors & Systems	103,000	Leased
Kent, WA	Office & Plant	Advanced Materials	103,000	Owned
Hampshire, U.K.	Office & Plant	Advanced Materials	102,000	Owned
Wenatchee, WA	Office & Plant	Sensors & Systems	96,000	Leased
Milan, TN	Office & Plant	Advanced Materials	96,000	Leased
Sylmar, CA	Office & Plant	Avionics & Controls	96,000	Leased
Valencia, CA	Office & Plant	Advanced Materials	88,000	Owned
Kanata, Canada	Office & Plant	Avionics & Controls	83,000	Leased
Gloucester, U.K.	Office & Plant	Advanced Materials	59,000	Leased

*  The building is located on a parcel of land covering 16.1 acres that is leased by the Company.

In total, we own approximately 2,300,000 square feet and lease approximately 2,000,000 square feet of manufacturing facilities and properties.

Item 3.  Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe adequate reserves for these liabilities have been made and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

We are subject to U.S. export laws and regulations, including the International Traffic in Arms Regulations (ITAR), that generally restrict the export of defense products, technical data, and defense services. We have filed voluntary reports that disclosed certain technical and administrative violations of the ITAR with the U.S. Department of State’s Directorate of Defense Trade Controls (DDTC) Office of Defense Trade Controls Compliance (DDTC Office of Compliance). To address these problems, we have made a number of investments in our export compliance functions, including: additional staffing, ongoing implementation of a new software system, employee training, and establishment of a regular compliance audit program and corrective action process. The DDTC Office of Compliance acknowledged our progress and continuing improvements, but nevertheless informed us that it intends to impose civil monetary fines and administrative sanctions based on the information it had concerning our earlier history in handling ITAR-controlled transactions, including the substance of our prior voluntary disclosures and other aspects of ITAR compliance errors. Management has been in discussions with the agency and provided supplemental information with the intent of reaching a settlement. On August 15, 2013, the DDTC Office of Compliance proposed a total penalty of $20 million, with $10 million suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures. Based on this proposal, we estimated and recorded a $10 million charge as of July 26, 2013, for this matter. We have continued discussions with the DDTC Office of Compliance on final settlement terms, and the final settlement is subject to approval by the agency. While we cannot be certain of the outcome, management believes that the final resolution of this matter will not be materially different from our estimated accrual.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of               Equity Securities

Market Price of Esterline Common Stock

In Dollars

For Fiscal Years	2013		2012
	High	Low	High	Low

Quarter
First	$69.16	$54.77	$62.35	$48.50
Second	77.90	62.61	76.86	60.55
Third	83.87	69.16	70.47	56.88
Fourth	85.30	74.81	60.85	51.13

Principal Market – New York Stock Exchange

At the end of fiscal 2013, there were approximately 295 holders of record of the Company’s common stock. On December 16, 2013, there were 294 holders of record of our common stock.

No cash dividends were paid during fiscal 2013 and 2012. We are restricted from paying dividends under our current secured credit facility, and we do not anticipate paying any dividends in the foreseeable future.

The following graph shows the performance of the Company’s common stock compared to the S&P 500 Index, the S&P MidCap 400 Index, and the S&P 400 Aerospace & Defense Index for a $100 investment made on October 31, 2008.

Item 6.  Selected Financial Data

Selected Financial Data

In Thousands, Except Per Share Amounts

For Fiscal Years	2013	2012	2011	2010	2009

Operating Results[1]
Net sales	$1,969,754	$1,992,318	$1,717,985	$1,526,601	$1,407,459
Cost of sales	1,243,758	1,273,365	1,128,265	1,010,390	954,161
Selling, general and administrative	391,147	382,887	304,154	258,290	235,483
Research, development and engineering	95,736	107,745	94,505	69,753	64,456
Gain on sale of product line	(2,264)	0	0	0	0
Gain on settlement of contingency	0	(11,891)	0	0	0
Goodwill impairment	3,454	52,169	0	0	0
Other (income) expense	0	(1,263)	(6,853)	(8)	7,970
Operating earnings from continuing operations	237,923	189,306	197,914	188,176	145,389
Interest income	(539)	(465)	(1,615)	(960)	(1,634)
Interest expense	39,667	46,238	40,216	33,181	28,689
Earnings from continuing operations before income taxes	197,849	143,533	158,482	154,749	118,334

Income tax expense	30,085	29,958	24,938	24,504	12,549
Earnings from continuing operations including noncontrolling interests	167,764	113,575	133,544	130,245	105,785
Earnings (loss) from discontinued operations attributable to Esterline, net of tax	(1,300)	0	(47)	11,881	14,230
Net earnings attributable to Esterline	164,734	112,535	133,040	141,920	119,798

Gross margin as a percent of sales	36.9%	36.1%	34.3%	33.8%	32.2%
Selling, general and administrative as a percent of sales	19.9%	19.2%	17.7%	16.9%	16.7%
Research, development and engineering as a percent of sales	4.9%	5.4%	5.5%	4.6%	4.6%

Selected Financial Data

In Thousands, Except Per Share Amounts

For Fiscal Years	2013	2012	2011	2010	2009

Operating Results[1]
Earnings (loss) per share attributable to Esterline – diluted:
Continuing operations	$5.23	$3.60	$4.27	$4.27	$3.52
Discontinued operations	(.04)	.00	.00	.39	.48
Earnings (loss) per share attributable to Esterline – diluted	5.19	3.60	4.27	4.66	4.00

Financial Structure
Total assets	$3,262,112	$3,227,117	$3,378,586	$2,587,738	$2,314,247
Credit facilities	130,000	240,000	360,000	0	0
Long-term debt, net	537,859	598,060	660,028	598,972	520,158
Total Esterline shareholders’ equity	1,873,605	1,610,481	1,562,835	1,412,796	1,253,021

Weighted average shares outstanding – diluted	31,738	31,282	31,154	30,477	29,951

Other Selected Data
Cash flows provided (used) by operating activities	$250,772	$194,171	$192,429	$179,801	$156,669
Cash flows provided (used) by investing activities	(93,721)	(48,502)	(869,021)	(20,719)	(250,357)
Cash flows provided (used) by financing activities	(141,023)	(167,820)	436,420	84,260	103,515
Net increase (decrease) in cash	18,503	(24,360)	(237,085)	245,326	16,149
EBITDA from continuing operations [2]	348,278	295,221	280,926	257,815	214,553
Capital expenditures [3]	55,335	49,446	49,507	45,417	58,694
Interest expense	39,667	46,238	40,216	33,181	28,689

Depreciation and amortization from continuing operations	110,355	105,915	83,012	69,639	69,164
Ratio of debt to EBITDA [4]	2.0	2.9	3.7	2.4	2.5

[1]	Operating results reflect the segregation of continuing operations from discontinued operations. See Note 1 to the Consolidated Financial Statements. Operating results include the acquisitions of Gamesman in February 2013, Souriau in July 2011, Eclipse in December 2010, and Racal Acoustics in January 2009. See Note 14 to the Consolidated Financial Statements.

[2]	EBITDA from continuing operations is a measurement not calculated in accordance with GAAP. We define EBITDA from continuing operations as operating earnings from continuing operations plus depreciation and amortization (excluding amortization of debt issuance costs). We do not intend EBITDA from continuing operations to represent cash flows from continuing operations or any other items calculated in accordance with GAAP, or as an indicator of Esterline’s operating performance. Our definition of EBITDA from continuing operations may not be comparable with EBITDA from continuing operations as defined by other companies. We believe EBITDA is commonly used by financial analysts and others in the aerospace and defense industries and thus provides useful information to investors.

Our management and certain financial creditors use EBITDA as one measure of our leverage capacity and debt servicing ability, and is shown here with respect to Esterline for comparative purposes. EBITDA is not necessarily indicative of amounts that may be available for discretionary uses by us. EBITDA includes goodwill impairment charges of $3,454 and $52,169 in fiscal 2013 and 2012, respectively. The following table reconciles operating earnings from continuing operations to EBITDA from continuing operations:

In Thousands

For Fiscal Years	2013	2012	2011	2010	2009

Operating earnings from continuing operations	$237,923	$189,306	$197,914	$188,176	$145,389
Depreciation and amortization from continuing operations	110,355	105,915	83,012	69,639	69,164

EBITDA from continuing operations	$348,278	$295,221	$280,926	$257,815	$214,553

[3]	Excludes capital expenditures accounted for as a capitalized lease obligation of $11,691, $8,139 and $28,202 in fiscal 2013, 2010, and 2009, respectively.

[4]	We define the ratio of debt to EBITDA as total debt divided by EBITDA.

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

The Avionics & Controls segment includes avionics systems, control and communication systems, and interface technologies capabilities. Avionics systems designs and develops cockpit systems integration and avionics solutions for commercial and military applications. Control and communication systems designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles. Additionally, control and communication systems designs and manufactures military audio and data products for severe battlefield environments, embedded communication intercept receivers for signal intelligence applications, as well as communication control systems to enhance security and aural clarity in military applications. Interface technologies manufactures and develops custom control panels and input systems for medical, industrial, military and gaming industries.

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

On December 5, 2013, we announced the acceleration of our plans to consolidate certain facilities and create cost-efficiency through shared services in sales, general and administrative and support functions. We are currently launching integration activities in each segment and expect to record charges and expenses of approximately $40 million. We expect to incur costs of $25 million to $30 million in fiscal 2014 to support these efforts, with the balance to be incurred in fiscal 2015. The costs are mainly for severance, relocation of facilities and long-lived asset impairment losses. Expense savings on short-cycle activities will commence in fiscal 2014, with substantially more savings expected in fiscal 2015. We expect these projects to build to anticipated savings in excess of $15 million annually starting in fiscal 2016. The projects have payback periods of approximately two years.

On February 4, 2013, we acquired the Gamesman Group (Gamesman). Gamesman is a global supplier of input devices principally serving the gaming industry. Gamesman is included in the Avionics & Controls segment.

On July 26, 2011, we acquired the Souriau Group (Souriau). Souriau is a leading global supplier of highly engineered connection technologies for harsh environments. Souriau is included in our Sensors & Systems segment.

During the fourth fiscal quarter of 2013, earnings from continuing operations were $66.2 million, or $2.07 per diluted share, compared with $61.7 million, or $1.97 per diluted share, in the prior-year period.

Sales during the fourth fiscal quarter of 2013 were $534.2 million compared with $530.7 million in the prior-year period. Avionics & Controls segment sales increased 2.3% to $225.4 million from the prior-year period, mainly reflecting the Gamesman acquisition. Sensors & Systems sales increased 1.6% to $177.3 million and Advanced Materials sales decreased 3.2% to $131.5 million. Total sales were impacted by reductions in defense spending mainly due to the continued uncertainty of U.S. congressional budget cuts, or sequestration, on defense spending. The impact of sequestration is yet to be fully determined, and additional reductions in defense spending over the next decade could occur.

Gross margin in the fourth fiscal quarter of 2013 was 38.4% of sales compared with 38.5% in the prior-year period. Research, development and engineering decreased $1.7 million during the fourth fiscal quarter of 2013 to 4.3% of sales. Selling, general and administrative expense decreased $4.9 million during the fourth fiscal quarter of 2013 to 17.3% of sales, mainly reflecting a favorable settlement of an environmental claim.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) totaled $101.2 million, or 19.0% of sales, compared with $90.3 million, or 17.0% of sales, in the prior-year period. The increase in segment earnings reflected improved operating earnings from Sensors & Systems and Advanced Materials, while Avionics & Controls earnings were even compared to the prior-year period. Avionics & Controls earnings in the fourth fiscal quarter of 2013 benefited from a gain on sale of a product line and recognition of previously deferred revenue. Operating earnings of Sensors & Systems increased due to improved gross margin and lower research, development and engineering expense. Advanced Materials earnings compared favorably to the prior-year period mainly reflecting a favorable settlement of an environmental claim and a recovery of non-recurring engineering expense from a customer. The income tax rate for the fourth fiscal quarter of 2013 was 20.4% compared to 13.0% in the prior-year period. Our income tax rate in the fourth fiscal quarter of 2012 was favorably impacted by a $1.4 million release of valuation allowance related to foreign tax credits as a result of a tax examination.

Loss from discontinued operations for the fourth fiscal quarter of 2013 was $0.3 million or $0.01 per diluted share. There was no income or loss from discontinued operations in the prior-year period.

Net income for the fourth fiscal quarter of 2013 was $65.9 million, or $2.06 per diluted share, compared with $61.7 million, or $1.97 per diluted share, in the fourth fiscal quarter of 2012.

During fiscal 2013, earnings from continuing operations was $166.0 million, or $5.23 per diluted share, compared with $112.5 million, or $3.60 per diluted share, during fiscal 2012. In fiscal 2013 we recorded a $3.5 million, or $0.11 per diluted share, impairment charge against goodwill of Racal Acoustics, Inc. (Racal Acoustics), our military headset business, which is included in our Avionics & Controls segment, due to continued weakness in Racal Acoustics’ fiscal 2013 and five-year forecast resulting from further delays and reductions in global defense programs. The results for fiscal 2013 also were impacted by a $10 million charge, or $0.32 per diluted share, related to our pending matter with the DDTC, as more fully discussed below. In the prior-year period, we recorded a $52.2 million, or $1.67 per diluted share, impairment charge against goodwill of Racal Acoustics. In fiscal 2012, all contingencies relating to a dispute between CMC Electronics, Inc. (CMC) and a former parent company were resolved, and accordingly, we recorded a gain of approximately $11.9 million or $9.5 million after tax.

During fiscal 2013, sales declined 1.1% to $1.97 billion. Gross margin increased to 36.9%. Research, development and engineering decreased $12.0 million across all segments to 4.9% of sales. Selling, general and administrative expense increased $8.3 million to 19.9% of sales, mainly due to the $10.0 million charge for the DDTC matter.

We are subject to U.S. export laws and regulations, including the International Traffic in Arms Regulations (ITAR), that generally restrict the export of defense products, technical data, and defense services. We have filed voluntary disclosure reports concerning certain technical and administrative violations of the ITAR with the U.S. Department of State’s Directorate of Defense Trade Controls (DDTC) Office of Defense Trade Controls Compliance (DDTC Office of Compliance). To address these problems, we have made a number of investments in our export compliance functions, including: additional staffing, ongoing implementation of a new software system, employee training, and establishment of a regular compliance audit program and corrective action process. The DDTC Office of Compliance acknowledged our progress and continuing improvements, but nevertheless informed us that it intends to impose civil monetary fines and administrative sanctions based on the information it had concerning our earlier history in handling ITAR-controlled transactions, including the substance of our prior voluntary disclosures and other aspects of ITAR compliance errors. Management has been in discussions with the agency and provided supplemental information with the intent of reaching a settlement. On August 15, 2013, the DDTC Office of Compliance proposed a total penalty of $20 million, with $10 million suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures. Based on this proposal, we estimated and recorded a $10 million charge in fiscal 2013. We have continued discussions with the DDTC Office of Compliance on final settlement terms, and the final settlement is subject to approval by the agency. While we cannot be certain of the outcome, management believes that the final resolution of this matter will not be materially different from our estimated accrual. Management believes that the additional expense associated with improving our compliance program will increase compliance cost about $10 million in fiscal 2014 compared to the prior-year period.

The income tax rate for fiscal 2013 was 15.2% compared with 20.9% for fiscal 2012, mainly reflecting the impact of fiscal 2012 expense associated with the Racal Acoustics impairment, which was not deductible for income tax purposes.

Loss from discontinued operations for fiscal 2013 was $1.3 million or $0.04 per diluted share. There was no income or loss from discontinued operations in the prior-year period.

Net income for fiscal 2013 was $164.7 million, or $5.19 per diluted share, compared with $112.5 million, or $3.60 per diluted share, for fiscal 2012.

Cash flows from operating activities were $250.8 million in fiscal 2013 compared to $194.2 million in the prior-year period.

Results of Operations

Fiscal 2013 Compared with Fiscal 2012

Sales for fiscal 2013 decreased 1.1% over the prior year. Sales by segment were as follows:

In Thousands	Increase (Decrease) From Prior Year	2013	2012

Avionics & Controls	(2.3)%	$771,657	$790,015
Sensors & Systems	(0.1)%	701,930	702,394
Advanced Materials	(0.7)%	496,167	499,909

Total		$1,969,754	$1,992,318

The $18.4 million, or 2.3% decrease in Avionics & Controls mainly reflected decreased sales volumes of avionics systems of $12 million and control and communication systems of $41 million, partially offset by an increase in sales volumes of interface technologies. The decrease in avionics systems was principally due to lower cockpit integration sales volumes for the T-6B military trainer and retrofits for military transport aircraft. The decrease in control and communication sales mainly reflected a $28 million decrease in sales of communication intercept receivers for signal intelligence applications and a $7 million decrease in communication systems to enhance security and aural clarity in military communication applications. The increase in interface technologies was principally due to incremental sales from the Gamesman acquisition.

Sensors & Systems sales were even with the prior-year period. A $6 million decrease in sales of advanced sensors was offset by an equal increase in power systems sales. The decrease in advanced sensors sales reflected lower OEM and aftermarket sales. The increase in power systems sales principally reflected retrofit sales. Connection technologies sales were even with the prior-year period reflecting a weaker euro relative to the U.S. dollar compared to the prior-year period. Strong sales of connection technologies for commercial aviation were offset by weaker sales for industrial equipment and defense applications.

The $3.7 million, or 0.7% decrease, in sales of Advanced Materials principally reflected lower sales volumes of combustible ordnance reflecting the impact from sequestration, partially offset by higher international sales of flare countermeasures.

Foreign sales originating from non-U.S. locations, including export sales by domestic operations, totaled $1.2 billion in both fiscal 2013 and 2012, and accounted for 59.5% and 59.2% of our sales in fiscal 2013 and 2012, respectively.

Overall, gross margin as a percentage of sales was 36.9% and 36.1% in fiscal 2013 and 2012, respectively. Gross profit was $726.0 million and $719.0 million in fiscal 2013 and 2012, respectively.

Avionics & Controls segment gross margin was 38.5% and 39.5% for fiscal 2013 and 2012, respectively. Segment gross profit was $296.9 million compared to $311.7 million in the prior-year period. The decrease in gross profit mainly reflected lower sales of communication intercept receivers for signal intelligence applications and communication systems to enhance security and aural clarity in military communication applications.

Sensors & Systems segment gross margin was 37.4% and 34.8% for fiscal 2013 and 2012, respectively. Segment gross profit was $262.8 million and $244.6 million for fiscal 2013 and 2012, respectively. The increase in gross profit was mainly due to increased gross profit in connection technologies, reflecting a $12 million charge recorded in the first quarter of fiscal 2012 due to recording Souriau’s acquired inventory at its fair value. Segment gross profit also benefited from strong retrofit sales of power systems.

Advanced Materials segment gross margin was 33.5% and 32.5% for fiscal 2013 and 2012, respectively. Segment gross profit was $166.2 million and $162.7 million for fiscal 2013 and 2012, respectively. The increase in gross profit was principally due to higher sales of elastomer materials primarily for defense applications.

Selling, general and administrative expenses (which include corporate expenses) increased to $391.2 million, or 19.9% of sales, in fiscal 2013 compared with $382.9 million, or 19.2% of sales, in fiscal 2012. The $8.3 million increase in selling, general and administrative expenses reflects a $19 million increase in corporate expense, a $5.1 million reduction in Avionics & Controls and an $8.7 million reduction in Advanced Materials expense. The increase in corporate expense was mainly due to the $10 million loss contingency related to the DDTC matter, professional fees for regulatory compliance and expenses related to our European headquarters. The decrease in Avionics & Controls expense reflected a $1 million reduction of our allowance for doubtful accounts for Hawker Beechcraft; in addition, the prior-year period reflected bad debt expense of $2.3 million due to the bankruptcy of Hawker Beechcraft. The $8.7 million decrease in Advanced Materials mainly reflected recovery of a prior-year $2.4 million estimated liability for an environmental claim. The claim was settled in fiscal 2013 for $0.5 million and fully indemnified by the prior owner of the business. Advanced Materials selling, general and administrative expenses were also lower due to decreased legal, bad debt and severance expenses.

Research, development and related engineering spending decreased to $95.7 million, or 4.9% of sales, in fiscal 2013 compared with $107.7 million, or 5.4% of sales, in fiscal 2012. The decrease in research, development and engineering spending principally reflects lower spending on avionics systems.

Segment earnings for fiscal 2013 were $300.1 million, or 15.2% of sales, compared with $219.4 million, or 11.0% of sales, for fiscal 2012. The increase in segment earnings reflects the $52.2 million impairment charge against goodwill of Racal Acoustics in fiscal 2012. We also recorded an impairment charge of $3.5 million against goodwill of Racal Acoustics in the third fiscal quarter of 2013. If the impairment charges in each period in fiscal 2013 and 2012 are excluded, segment earnings totaled $303.5 million, or 15.4% of sales, and $271.5 million, or 13.6% of sales, for fiscal 2013 and 2012, respectively.

Avionics & Controls segment earnings were $103.2 million, or 13.4% of sales, in fiscal 2013 compared with $54.9 million, or 7.0% of sales, in fiscal 2012. Excluding the impairment charges in both fiscal 2013 and 2012 referred to above, segment earnings were $106.7 million, or 13.8% of sales, and $107.1 million, or 13.6% of sales, in fiscal 2013 and 2012, respectively. Control and communication systems earnings decreased $12 million mainly due to decreased sales of communication intercept receivers for signal intelligence applications. Avionics systems earnings increased from the prior period reflecting decreased research, development and engineering expense of $7 million. Segment earnings also benefited from a $2.3 million gain on sale of a product line and certain contractual recoveries of non-recurring engineering expense.

Sensors & Systems segment earnings were $89.7 million, or 12.8% of sales, in fiscal 2013 compared with $70.9 million, or 10.1% of sales, in fiscal 2012, reflecting the $12.0 million charge in 2012 due to recording Souriau’s acquired inventory at its fair value. Sensors & Systems earnings also benefited from increased earnings of power systems from improved gross margin.

Advanced Materials segment earnings were $107.2 million, or 21.6% of sales, in fiscal 2013 compared with $93.5 million, or 18.7% of sales, in fiscal 2012, primarily reflecting increased earnings from sales of engineered materials of $7 million, partially offset by weaker earnings from sales of defense technologies. The increase in engineered materials earnings reflected the increase in gross profit.

In the fourth quarter of fiscal 2013, we sold a product line in our Avionics & Controls segment and realized a $2.3 million gain.

In the second quarter of fiscal 2012, all contingencies relating to a dispute between CMC and a former parent company were resolved, and accordingly, we recorded a gain of approximately $11.9 million or $9.5 million after tax.

Interest expense decreased to $39.7 million during fiscal 2013 compared with $46.2 million in the prior year, reflecting lower borrowings.

The income tax rate for fiscal 2013 was 15.2% compared with 20.9% in fiscal 2012. The tax rate was lower than the statutory rate, as both years benefited from various tax credits and certain foreign interest expense deductions. During fiscal 2013, we recognized $12.7 million of discrete tax benefits principally related to the following items. The first item was approximately $1.5 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits. The second item was approximately $2.5 million of tax benefits related to the settlement of U.S. and foreign tax examinations. The third item was a $4.9 million tax benefit related to the release of tax reserves due to the expiration of a statute of limitations. The fourth item was a $3.8 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.

In fiscal 2012, we recognized $8.7 million of discrete income tax benefits as a result of the following items. The first item was a $2.3 million tax benefit due to a change in French tax laws associated with the holding company structure and the financing of the Souriau acquisition. The second item was a $2.9 million reduction of the U.K. statutory income tax rate. The third item was a $2.1 million tax benefit as a result of reconciling the prior-year’s income tax return to the U.S. income tax provision and settlement of tax examinations. The fourth item was a $1.4 million release of a valuation allowance related to foreign tax credits as a result of a tax examination.

We expect the income tax rate to be in the range of 21% to 22% in fiscal 2014.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

We use forward contracts to hedge our foreign currency exchange risk. To the extent that these hedges qualify under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in a currency other than the functional currency of the Company for fiscal 2013 and 2012 were as follows:

In Thousands

Gain (Loss)

	2013	2012

Forward foreign currency contracts	$2,559	$(5,735)
Forward foreign currency contracts – reclassified from AOCI	(1,024)	784
Embedded derivatives	755	426
Revaluation of monetary assets/liabilities	(4,016)	981

Total	$(1,726)	$(3,544)

New orders for fiscal 2013 were $1.9 billion compared with $2.1 billion for fiscal 2012. Orders by segment for fiscal 2013 decreased for our Avionics & Controls and Advanced Materials segments compared to the prior-year period and increased for Sensors & Systems compared to the prior-year period. The decrease in orders for Avionics & Controls and Advanced Materials was mainly due to the effects of sequestration. Backlog at the end of fiscal 2013 and 2012 was $1.3 billion. Approximately $332 million is scheduled to be delivered after fiscal 2014. Backlog is subject to cancellation until delivery.

Fiscal 2012 Compared with Fiscal 2011

Sales for fiscal 2012 increased 16.0% over the prior year. Sales by segment were as follows:

In Thousands	Increase (Decrease) From Prior Year	2012	2011

Avionics & Controls	(6.2)%	$ 790,015	$ 841,939
Sensors & Systems	69.4%	702,394	414,609
Advanced Materials	8.3%	499,909	461,437

Total		$ 1,992,318	$ 1,717,985

The $51.9 million, or 6.2% decrease, in Avionics & Controls mainly reflected decreased sales volumes of avionics systems of $64 million and communication systems offset by an increase in sales volumes of control systems. The decrease in avionics systems was principally due to lower cockpit integration sales volumes for the T-6B military trainer and retrofits for military transport aircraft. The decrease in sales for the T-6B was due the bankruptcy filing of Hawker Beechcraft. The decrease in segment sales also reflected a $16 million decrease in sales of hearing protection headsets due to reduced demand and order delays, of which about 50% was offset by higher sales of communication intercept receivers for signal intelligence applications. The increase in control systems sales was mainly due to higher sales to OEM customers. The prior-year period benefited from a $4.4 million retroactive price settlement due to product scope changes.

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

We use forward contracts to hedge our foreign currency exchange risk. To the extent that these hedges qualify under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in a currency other than the functional currency of the Company for fiscal 2012 and 2011 were as follows:

In Thousands
Gain (Loss)
	2012	2011

Forward foreign currency contracts	$ (5,735)	$ 701
Forward foreign currency contracts – reclassified from AOCI	784	10,185
Embedded derivatives	426	797
Revaluation of monetary assets/liabilities	981	2,108

Total	$ (3,544)	$ 13,791

New orders for fiscal 2012 were $2.1 billion compared with $1.9 billion in fiscal 2011. Orders increased across all our segments. Backlog at the end of fiscal 2012 and 2011 was $1.3 billion.

Liquidity and Capital Resources

Working Capital and Statement of Cash Flows

Cash and cash equivalents at the end of fiscal 2013 totaled $179.2 million, an increase of $18.5 million from the prior year. Net working capital increased to $683.6 million at the end of fiscal 2013 from $639.3 million at the end of the prior year.

Cash flows from operating activities were $250.8 million and $194.2 million in fiscal 2013 and 2012, respectively. The increase principally reflected higher net earnings. Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expense.

Cash flows used by investing activities were $93.7 million and $48.5 million in fiscal 2013 and 2012, respectively. Cash flows used by investing activities in fiscal 2013 principally reflected cash paid for acquisitions of $40.7 million, net of cash acquired, and capital expenditures of $55.3 million. Cash flows used by investing activities in fiscal 2012 principally reflected the use of cash for the purchase of capital assets of $49.4 million.

Cash flows used by financing activities were $141.0 million and $167.8 million in fiscal 2013 and 2012, respectively. Cash flows used by financing activities in fiscal 2013 primarily reflected proceeds from our new credit facility of $175.0 million and repayment of long-term debt and credit facilities of $345.4 million. Cash flows used by financing activities in fiscal 2012 primarily reflected cash repayments of our long-term debt and credit facilities of $223.1 million.

Capital Expenditures

Net property, plant and equipment was $371.2 million at the end of fiscal 2013 compared with $356.4 million at the end of the prior year. Capital expenditures for fiscal 2013 and 2012 were $55.3 million and $49.4 million, respectively (excluding acquisitions), and included facilities, machinery, equipment and enhancements to information technology systems. Capital expenditures are anticipated to approximate $75.0 million for fiscal 2014. We will continue to support expansion through investments in infrastructure including machinery, equipment, and information systems.

Acquisitions

On December 20, 2013, we acquired Sunbank Family of Companies, LLC (Sunbank) for approximately $45 million and up to $5 million in contingent consideration based upon achievement of certain sales levels over a two-year period. Sunbank is a manufacturer of electrical cable accessories, connectors and flexible conduit systems. Sunbank is included in the Sensors & Systems segment. The acquisition was funded under our credit facility and available cash.

On February 4, 2013, we acquired the Gamesman Group (Gamesman) for $40.8 million. Gamesman is a global supplier of input devices principally serving the gaming industry. Gamesman is included in our Avionics & Controls segment.

On July 26, 2011, we acquired the Souriau Group (Souriau) for $726.7 million, net of acquired cash. Souriau is a leading global supplier of highly engineered connectors for harsh environments serving aerospace, defense & space, power generation, rail, and industrial equipment markets. Souriau is included in our Sensors & Systems segment.

On December 30, 2010, we acquired Eclipse Electronic Systems, Inc. (Eclipse) for $123.8 million. Eclipse is a designer and manufacturer of embedded communication intercept receivers for signal intelligence applications. Eclipse is included in our Avionics & Controls segment.

Debt Financing

Total debt decreased $159.5 million from the prior year to approximately $689.1 million at the end of fiscal 2013. Total debt outstanding at the end of fiscal 2013 consisted of $250.0 million of 2020 Notes, $170.6 million of the U.S. Term Loan, $24.8 million (€18.0 million) under our Euro Term Loan, $130.0 million in borrowings under our secured credit facility, $56.9 million government refundable advances, $56.2 million under capital lease obligations, and $0.5 million in various foreign currency debt agreements and other debt agreements.

In April 2013, we amended the secured credit facility to provide for $175.0 million term loan (U.S. Term Loan). The interest rate on the U.S. Term Loan ranges from LIBOR plus 1.5% to LIBOR plus 2.25%, depending on the leverage ratios at the time the funds are drawn. At October 25, 2013, we had $170.6 million outstanding under the U.S. Term Loan at an interest rate of LIBOR plus 1.75%, which is currently 1.93%. The loan amortizes at 1.25% of the original principal balance quarterly through March 2016, with the remaining balance due in July 2016.

In July 2011, we amended the secured credit facility to provide for a new €125.0 million term loan (Euro Term Loan). The interest rate on the Euro Term Loan ranges from euro LIBOR plus 1.5% to euro LIBOR plus 2.25%, depending on the leverage ratios at the time the funds are drawn. At October 25, 2013, we had €18.0 million outstanding or $24.8 million under the Euro Term Loan at an interest rate of euro LIBOR plus 1.75%, which is currently 1.84%. The loan amortizes at 1.25% of the original principal balance quarterly through March 2016, with the remaining balance due in July 2016.

In March 2011, we entered into a secured credit facility for $460.0 million made available through a group of banks. The credit facility is secured by substantially all of our assets and interest is based on standard inter-bank offering rates. The credit facility expires in July 2016. The interest rate ranges from LIBOR plus 1.5% to LIBOR plus 2.25%, depending on the leverage ratios at the time the funds are drawn. At October 25, 2013, we had $130.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.75%, which is currently 1.93%. An additional $66.2 million of unsecured foreign currency credit facilities have been extended by foreign banks for a total of $526.2 million available companywide. Available credit under the above credit facilities was $363.5 million at fiscal 2013 year end, when reduced by outstanding borrowings of $130.0 million and letters of credit of $32.7 million.

On August 2, 2010, we issued $250.0 million of 2020 Notes requiring semi-annual interest payments in March and September of each year until maturity. The net proceeds from the sale of the notes, after deducting $4.4 million of debt issuance cost, were $245.6 million. The 2020 Notes are general unsecured senior obligations of the company. The 2020 Notes are guaranteed, jointly and severally on a senior basis, by all the existing and future domestic subsidiaries of the company unless designated as an “unrestricted subsidiary,” and those foreign subsidiaries that executed related subsidiary guarantees under the indenture covering the 2020 Notes. The 2020 Notes are subject to redemption at the option of the company at any time prior to August 1, 2015, at a price equal to 100% of the principal amount, plus any accrued interest to the date of redemption and a make-whole provision. The 2020 Notes are also subject to redemption at the option of the company, in whole or in part, on or after August 1, 2015, at redemption prices starting at 103.500% of the principal amount plus accrued interest during the period beginning August 1, 2015, and declining annually to 100% of principal and accrued interest on or after August 1, 2018.

In April 2013, we redeemed the $175.0 million 6.625% Senior Notes due March 2017 (2017 Notes). In connection with the redemption, we wrote off $1.3 million in unamortized debt issuance costs as a charge against interest expense. In addition, we incurred a $3.9 million redemption premium and received proceeds of $2.9 million from the termination of its $175.0 million interest rate swap agreements. As a result, the redemption of the 2017 Notes resulted in a net loss of $0.9 million on extinguishment of debt.

We believe cash on hand, funds generated from operations and other available debt facilities are sufficient to fund operating cash requirements and capital expenditures through fiscal 2014. We believe we will have adequate access to capital markets to fund future acquisitions.

Permanent Investment of Undistributed Earnings of Foreign Subsidiaries

Our non-U.S. subsidiaries have $167.2 million in cash and cash equivalents at October 25, 2013. Cash and cash equivalents at our U.S. parent and subsidiaries aggregated $12.0 million at October 25, 2013, and cash flow from these operations is sufficient to fund working capital, capital expenditures, acquisitions and debt repayments of our domestic operations. We have available credit to our U.S. parent and subsidiaries of $330.0 million on our U.S. secured credit facility. The earnings of our non-U.S. subsidiaries are considered to be indefinitely invested, and accordingly, no provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries. The amount of the unrecognized deferred income tax liability for temporary differences related to investments in foreign subsidiaries is not practical to determine because of the complexities regarding the calculation of unremitted earnings and the potential for tax credits.

Government Refundable Advances

Government refundable advances consist of payments received from the Canadian government to assist in the research and development related to commercial aviation. These advances totaled $56.9 million and $51.8 million at October 25, 2013, and October 26, 2012, respectively. The repayment of the advances is based on year-over-year commercial aviation revenue growth at CMC beginning in 2014. Imputed interest on the advances was 4.61% at October 25, 2013.

Pension and Other Post-Retirement Benefit Obligations

Our pension plans principally include a U.S. pension plan maintained by Esterline and non-U.S. plans maintained by CMC. Our principal post-retirement plans include non-U.S. plans maintained by CMC, which are non-contributory health care and life insurance plans.

We account for pension expense using the end of the fiscal year as our measurement date, and we make actuarially computed contributions to our pension plans as necessary to adequately fund benefits. Our funding policy is consistent with the minimum funding requirements of ERISA. In fiscal 2013 and 2012, operating cash flow included $27.0 million and $27.3 million, respectively, of cash funding to these pension plans. We expect pension funding requirements for the plans maintained by Esterline and CMC to be approximately $12.0 million and $10.6 million, respectively, in fiscal 2014. The rate of increase in future compensation levels is consistent with our historical experience and salary administration policies. The expected long-term rate of return on plan assets is based on long-term target asset allocations of 70% equity and 30% fixed income. We periodically review allocations of plan assets by investment type and evaluate external sources of information regarding long-term historical returns and expected future returns for each investment type, and accordingly, believe a 6.34% to 7.0% assumed long-term rate of return on plan assets is appropriate for both the Esterline and CMC plans. Current allocations are consistent with the long-term targets.

We made the following assumptions with respect to our Esterline pension obligation in fiscal 2013 and 2012:

	2013	2012

Principal assumptions as of fiscal year end:
Discount rate	4.7%	3.85%
Rate of increase in future compensation levels	4.5%	4.5%
Assumed long-term rate of return on plan assets	7.0%	7.0%

We made the following assumptions with respect to our CMC pension obligation in fiscal 2013 and 2012:

	2013	2012

Principal assumptions as of fiscal year end:
Discount rate	4.5%	4.35%
Rate of increase in future compensation levels	3.0%	3.1%
Assumed long-term rate of return on plan assets	6.34%	6.5 – 6.75%

We use a discount rate for expected returns that is a spot rate developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points in fiscal 2013, pension liabilities in total would have decreased $11.8 million or increased $12.3 million, respectively. If all other assumptions are held constant, the estimated effect on fiscal 2013 pension expense from a hypothetical 25 basis points increase or decrease in both the discount rate and expected long-term rate of return on plan assets would not have a material effect on our pension expense.

We made the following assumptions with respect to our Esterline post-retirement obligation in fiscal 2013 and 2012:

	2013	2012

Principal assumptions as of fiscal year end:
Discount rate	4.7%	3.85%
Initial weighted average health care trend rate	6.0%	6.0%
Ultimate weighted average health care trend rate	6.0%	6.0%

We made the following assumptions with respect to our CMC post-retirement obligation in fiscal 2013 and 2012:

	2013	2012

Principal assumptions as of fiscal year end:
Discount rate	4.5%	4.35%
Initial weighted average health care trend rate	6.3%	3.7%
Ultimate weighted average health care trend rate	4.2%	3.2%

The assumed health care trend rate has a significant impact on our post-retirement benefit obligations. Our health care trend rate was based on the experience of our plan and expectations for the future. A 100 basis points increase in the health care trend rate would increase our post-retirement benefit obligation by $1.9 million at October 25, 2013. A 100 basis points decrease in the health care trend rate would decrease our post-retirement benefit obligation by $0.5 million at October 25, 2013. Assuming all other assumptions are held constant, the estimated effect on fiscal 2013 post-retirement benefit expense from a hypothetical 100 basis points increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

Research and Development Expense

For the three years ended October 25, 2013, research and development expense has averaged 5.2% of sales. We estimate that research and development expense in fiscal 2014 will be about 5% of sales for the full year.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of fiscal year end. Liabilities for income taxes were excluded from the table, as we are not able to make a reasonably reliable estimate of the amount and period of related future payments.

In Thousands

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt [1]	$ 761,871	$ 25,143	$ 319,428	$ 10,364	$ 406,936
Interest obligations	118,125	17,500	35,000	35,000	30,625
Operating lease obligations	64,838	14,973	17,974	13,542	18,349
Purchase obligations	688,546	630,524	52,131	5,412	479

Total contractual obligations	$ 1,633,380	$ 688,140	$ 424,533	$ 64,318	$ 456,389

[1]	Includes $72.7 million representing interest on capital lease obligations.

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

Disclosures About Market Risk

Interest Rate Risks

Our debt includes fixed rate and variable rate obligations at October 25, 2013. We are not subject to interest rate risk on the fixed rate obligations. We are subject to interest rate risk on the Euro Term Loan, U.S. Term Loan, and U.S. credit facility. For long-term debt, the table presents principal cash flows and the related weighted-average interest rates by contractual maturities.

A hypothetical 10% increase or decrease in average market rates would not have a material effect on our pretax income.

In Thousands	Long-Term Debt – Variable Rate
Maturing in:	Principal Amount	Average Rates	[1,2]

2014	$17,377	*
2015	17,379	*
2016	290,716	*
2017	0	*
2018	0	*
2019 and thereafter	0	*

Total	$325,472

Fair Value at 10/25/2013	$325,472

[1]	Borrowings under the Euro Term Loan bear interest at a rate equal to either: (a) the euro LIBOR rate plus 1.75% or (b) the “Base Rate” (defined as the higher of Wells Fargo Bank, National Association’s prime rate and the Federal funds rate plus 0.75%).

[2]	Borrowings under the U.S. Term Loan bear interest at a rate equal to either: (a) the LIBOR rate plus 1.75% or (b) the “Base Rate” (defined as the higher of Wells Fargo Bank, National Association’s prime rate and the Federal funds rate plus 0.75%).

Currency Risks

We own significant operations in Canada, France and the United Kingdom. To the extent that sales are transacted in a foreign currency, we are subject to foreign currency fluctuation risk. Furthermore, we have assets denominated in foreign currencies that are not offset by liabilities in such foreign currencies. At October 25, 2013, we had the following monetary assets subject to foreign currency fluctuation risk: U.S. dollar-denominated backlog with customers whose functional currency is other than the U.S. dollar; U.S. dollar-denominated accounts receivable and payable; and certain forward contracts, which are not accounted for as a cash flow hedge. The foreign exchange rate for the dollar relative to the euro decreased to 0.724 at October 25, 2013, from 0.773 at October 26, 2012; the dollar relative to the U.K. pound decreased to 0.619 from 0.621; and the dollar relative to the Canadian dollar increased to 1.045 from 0.997. Foreign currency transactions affecting monetary assets and forward contracts resulted in a $1.7 million loss in fiscal 2013, a $3.5 million loss in fiscal 2012, and a $13.8 million gain in fiscal 2011. The $13.8 million gain in fiscal 2011 included a $6.3 million gain due to our holding euros to fund the Souriau acquisition.

Our policy is to hedge a portion of our forecasted transactions using forward exchange contracts with maturities up to 45 months. The Company does not enter into any forward contracts for trading purposes. At October 25, 2013, and October 26, 2012, the notional value of foreign currency forward contracts was $373.2 million and $359.3 million, respectively. The net fair value of these contracts was a $1.3 million asset and a $2.5 million asset at October 25, 2013, and October 26, 2012, respectively. If the U.S. dollar increased by a hypothetical 5%, the effect on the fair value of the foreign currency contracts would be an increase of $17.9 million. If the U.S. dollar decreased by a hypothetical 5%, the effect on the fair value of the foreign currency contracts would be a decrease of $19.8 million.

The following tables provide information about our significant derivative financial instruments, including foreign currency forward exchange agreements and certain firmly committed sales transactions denominated in currencies other than the functional currency at October 25, 2013, and October 26, 2012. The information about certain firmly committed sales contracts and derivative financial instruments is in U.S. dollar equivalents. For forward foreign currency exchange agreements, the following tables present the notional amounts at the current exchange rate and weighted-average contractual foreign currency exchange rates by contractual maturity dates.

Firmly Committed Sales Contracts

Operations with Foreign Functional Currency

At October 25, 2013

Principal Amount by Expected Maturity

In Thousands	Firmly Committed Sales Contracts in United States Dollar
Fiscal Years	Canadian Dollar	Euro	U.K. Pound

2014	$138,219	$84,796	$70,724
2015	65,340	17,961	11,784
2016	21,302	333	12,052
2017	3,976	544	2,448
2018 and thereafter	12,355	0	0

Total	$241,192	$103,634	$97,008

Derivative Contracts

Operations with Foreign Functional Currency

At October 25, 2013

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Euro

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2014	$62,632	1.319
2015	6,230	1.339

Total	$68,862

Fair Value at 10/25/2013	$3,117

[1]	The Company has no derivative contracts maturing after fiscal 2015.

Derivative Contracts

Operations with Foreign Functional Currency

At October 25, 2013

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for U.K. Pound

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2014	$53,182	1.568
2015	22,290	1.543
2016	6,643	1.573

Total	$82,115

Fair Value at 10/25/2013	$2,738

[1]	The Company has no derivative contracts maturing after fiscal 2016.

Derivative Contracts

Operations with Foreign Functional Currency

At October 25, 2013

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Canadian Dollar

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2014	$127,074	.974
2015	90,900	.962

Total	$217,974

Fair Value at 10/25/2013	$(4,497)

[1]	The Company has no derivative contracts maturing after fiscal 2015.

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

Revenue Recognition

We recognize revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an agreement, delivery has occurred or services have been rendered, the price is determinable, and the collectability is reasonably assured. We recognize product revenues at the point of shipment or delivery in accordance with the terms of sale. Sales are net of returns and allowances. Returns and allowances are not significant because products are manufactured to customer specification and are covered by the terms of the product warranty.

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

As we have grown through acquisitions, we have accumulated $1.1 billion of goodwill and $47.2 million of indefinite-lived intangible assets out of total assets of $3.3 billion at October 25, 2013. The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. During the third fiscal quarter of 2013, management performed a Step One impairment test for Racal Acoustics, Inc. (Racal Acoustics) upon identification of an indicator of impairment. The Company’s third quarter forecast in 2013 projected a higher operating loss in fiscal 2013 and lower earnings over the five years compared to the prior-year forecast due to further delays and reductions in global defense programs. As required under U.S. GAAP, a Step Two impairment test was required in fiscal 2013, because the current fair value of the business using a discounted cash flow and market approach was less than its carrying amount of the business. Under Step Two, the fair value of all Racal Acoustics’ assets and liabilities were estimated, including tangible assets, existing technology, and trade names, for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill was then compared to the recorded goodwill to determine the amount of the impairment. Assumptions used in measuring the value of these assets and liabilities included the discount rates, royalty rates, and obsolescence rates used in valuing the intangible assets and pricing of comparable transactions in the market in valuing the tangible assets. The excess of the carrying amount of goodwill over the implied fair value of goodwill resulted in an impairment charge of $3.5 million in fiscal 2013. An impairment charge of $52.2 million was recorded at Racal Acoustics in fiscal 2012.

We performed our annual impairment review for fiscal 2013 as of July 27, 2013, and our Step One analysis indicates that no impairment of goodwill or other indefinite-lived assets exists at any of our other reporting units. Our Souriau reporting unit’s margin in passing the Step One analysis was about 12%, mainly reflecting lower market valuation assumptions in 2013. Management expects that continued improvements in operations will result in favorable actual results compared to our original plan. It is possible, however, that as a result of events or circumstances, we could conclude at a later date that goodwill of $347.6 million at Souriau may be considered impaired. We also may be required to record an earnings charge or incur unanticipated expenses if, due to a change in strategy or other reasons, we determined the value of other assets has been impaired. These other assets include trade names of $33.7 million and intangible assets of $181.7 million.

The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows.

We used available market data and a discounted cash flow analysis in completing our 2013 annual impairment test. We believe that our cash flow estimates are reasonable based upon the historical cash flows and future operating and strategic plans of our reporting units. In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions. Except for Souriau, the fair value of all our reporting units exceeds its book value by greater than 20%. A 0.5% change in the discount rate used in the cash flow analysis would result in a change in the fair value of our other reporting units of approximately $83.6 million. A 0.5% change in the growth rate assumed in the calculation of the terminal value of cash flows would result in a change in the fair value of our other reporting units by $53.4 million. None of these changes would have resulted in any of our other reporting units to be impaired.

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

As we have grown through acquisitions, we have accumulated $533.8 million of definite-lived intangible assets. The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Statement of Operations

In Thousands, Except Per Share Amounts

For Each of the Three Fiscal Years in the Period Ended October 25, 2013	2013	2012	2011

Net Sales	$1,969,754	$1,992,318	$1,717,985
Cost of Sales	1,243,758	1,273,365	1,128,265

	725,996	718,953	589,720
Expenses
Selling, general and administrative	391,147	382,887	304,154
Research, development and engineering	95,736	107,745	94,505
Gain on sale of product line	(2,264)	0	0
Gain on settlement of contingency	0	(11,891)	0
Goodwill impairment	3,454	52,169	0
Other income	0	(1,263)	(6,853)

Total Expenses	488,073	529,647	391,806

Operating Earnings From Continuing Operations	237,923	189,306	197,914
Interest income	(539)	(465)	(1,615)
Interest expense	39,667	46,238	40,216
Loss on extinguishment of debt	946	0	831

Earnings From Continuing Operations Before Income Taxes	197,849	143,533	158,482
Income Tax Expense	30,085	29,958	24,938

Earnings From Continuing Operations Including Noncontrolling Interests	167,764	113,575	133,544

Earnings Attributable to Noncontrolling Interests	(1,730)	(1,040)	(457)

Earnings From Continuing Operations Attributable to Esterline, Net of Tax	166,034	112,535	133,087

Loss From Discontinued Operations Attributable to Esterline, Net of Tax	(1,300)	0	(47)

Net Earnings Attributable to Esterline	$164,734	$112,535	$133,040

Earnings (Loss) Per Share Attributable to Esterline – Basic:
Continuing operations	$5.32	$3.66	$4.36
Discontinued operations	(.04)	.00	.00

Earnings (Loss) Per Share Attributable to Esterline – Basic	$5.28	$3.66	$4.36

Earnings (Loss) Per Share Attributable to Esterline – Diluted:
Continuing operations	$5.23	$3.60	$4.27
Discontinued operations	(.04)	.00	.00

Earnings (Loss) Per Share Attributable to Esterline – Diluted	$5.19	$3.60	$4.27

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

In Thousands, Except Share and Per Share Amounts

As of October 25, 2013 and October 26, 2012	2013	2012

Assets

Current Assets
Cash and cash equivalents	$179,178	$160,675
Cash in escrow	4,018	5,016
Accounts receivable, net of allowances of $9,215 and $9,029	383,666	383,362
Inventories	447,663	409,837
Income tax refundable	6,526	4,832
Deferred income tax benefits	47,277	46,000
Prepaid expenses	18,183	21,340
Other current assets	5,204	4,631

Total Current Assets	1,091,715	1,035,693

Property, Plant and Equipment
Land	32,785	32,597
Buildings	247,885	231,210
Machinery and equipment	487,191	437,734

	767,861	701,541
Accumulated depreciation	396,664	345,140

	371,197	356,401

Other Non-Current Assets
Goodwill	1,128,977	1,098,962
Intangibles, net	580,949	609,045
Debt issuance costs, net of accumulated amortization of $4,359 and $4,577	6,211	8,818
Deferred income tax benefits	71,840	97,952
Other assets	11,223	20,246

Total Assets	$3,262,112	$3,227,117

See Notes to Consolidated Financial Statements.

As of October 25, 2013 and October 26, 2012	2013	2012

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$123,597	$108,689
Accrued liabilities	253,561	269,553
Current maturities of long-term debt	21,279	10,610
Deferred income tax liabilities	2,307	5,125
Federal and foreign income taxes	7,348	2,369

Total Current Liabilities	408,092	396,346

Long-Term Liabilities
Credit facilities	130,000	240,000
Long-term debt, net of current maturities	537,859	598,060
Deferred income tax liabilities	193,119	205,198
Pension and post-retirement obligations	68,102	132,074
Other liabilities	40,188	34,904

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 31,441,949 and 30,869,390 shares	6,288	6,174
Additional paid-in capital	604,511	569,235
Retained earnings	1,285,090	1,120,356
Accumulated other comprehensive loss	(22,284)	(85,284)

Total Esterline shareholders’ equity	1,873,605	1,610,481
Noncontrolling interests	11,147	10,054

Total Shareholders’ Equity	1,884,752	1,620,535

Total Liabilities and Shareholders’ Equity	$3,262,112	$3,227,117

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows

In Thousands

For Each of the Three Fiscal Years in the Period Ended October 25, 2013	2013	2012	2011

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$166,464	$113,575	$133,497
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	112,132	107,792	84,658
Deferred income tax	(24,419)	(25,410)	(12,345)
Share-based compensation	9,575	9,543	7,963
Gain on sale of capital assets	(2,303)	(944)	(9,453)
Gain on settlement of contingency	0	(11,891)	0
Goodwill impairment	3,454	52,169	0
Working capital changes, net of effect of acquisitions:
Accounts receivable	5,015	(22,381)	23,811
Inventories	(28,317)	(19,303)	15
Prepaid expenses	3,604	(2,506)	667
Other current assets	(1,558)	(1,002)	(2,575)
Accounts payable	9,008	(6,482)	(2,942)
Accrued liabilities	(3,120)	14,879	(10,509)
Federal and foreign income taxes	5,786	(2,858)	(816)
Other liabilities	(7,602)	(14,702)	(22,983)
Other, net	3,053	3,692	3,441

	250,772	194,171	192,429
Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(55,335)	(49,446)	(49,507)
Escrow deposit	0	0	(14,033)
Proceeds from sale of capital assets	2,303	944	9,453
Acquisition of businesses, net of cash acquired	(40,689)	0	(814,934)

	(93,721)	(48,502)	(869,021)

For Each of the Three Fiscal Years in the Period Ended October 25, 2013	2013	2012	2011

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	22,854	7,658	13,253
Excess tax benefits from stock option exercises	2,961	382	1,830
Repayment of long-term credit facilities	(110,000)	(150,000)	(35,000)
Repayment of long-term debt	(235,428)	(73,145)	(129,916)
Proceeds from issuance of long-term credit facilities	175,000	30,000	400,014
Proceeds from issuance of long-term debt	0	0	176,875
Proceeds from government assistance	5,092	17,285	15,000
Dividends paid to noncontrolling interests	(1,048)	0	(238)
Debt and other issuance costs	(454)	0	(5,398)

	(141,023)	(167,820)	436,420

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	2,475	(2,209)	3,087

Net Increase (Decrease) in Cash and Cash Equivalents	18,503	(24,360)	(237,085)
Cash and Cash Equivalents – Beginning of Year	160,675	185,035	422,120

Cash and Cash Equivalents – End of Year	$179,178	$160,675	$185,035

Supplemental Cash Flow Information
Cash paid for interest	$38,376	$43,854	$38,361
Cash paid for taxes	43,842	54,366	45,074

Supplemental Non-cash Investing and Financing Activities
Capital asset and lease obligation additions	11,691	0	0

See Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders’ Equity

Noncontrolling Interest, and Comprehensive Income (Loss)

In Thousands, Except Per Share Amounts

For Each of the Three Fiscal Years in the Period Ended October 25, 2013	2013	2012	2011

Common Stock, Par Value $.20 Per Share
Beginning of year	$6,174	$6,123	$6,056
Shares issued under stock option plans	114	51	67

End of year	6,288	6,174	6,123

Additional Paid-in Capital
Beginning of year	569,235	551,703	528,724
Shares issued under stock option plans	25,701	7,989	15,016
Share-based compensation expense	9,575	9,543	7,963

End of year	604,511	569,235	551,703

Retained Earnings
Beginning of year	1,120,356	1,007,821	874,781
Net earnings	164,734	112,535	133,040

End of year	1,285,090	1,120,356	1,007,821

Accumulated Other Comprehensive Income (Loss)
Beginning of year	(85,284)	(2,812)	3,235
Change in fair value of derivative financial instruments, net of tax benefit of $913, $1,158 and $2,282	(3,119)	(2,399)	(5,934)
Change in pension and post-retirement obligations, net of tax benefit (expense) of $(22,897), $11,626 and $5,060	42,994	(23,708)	(9,986)
Foreign currency translation adjustment	23,125	(56,365)	9,873

End of year	(22,284)	(85,284)	(2,812)

Noncontrolling Interests
Beginning of year	10,054	11,083	2,703
Shares repurchases	0	(2,069)	0
Noncontrolling interest resulting from an acquisition	0	0	8,160
Net changes in equity attributable to noncontrolling interest	1,093	1,040	220

End of year	11,147	10,054	11,083

Total Shareholders’ Equity	$1,884,752	$1,620,535	$1,573,918

Comprehensive Income
Net earnings	$164,734	$112,535	$133,040
Change in fair value of derivative financial instruments, net of tax	(3,119)	(2,399)	(5,934)
Change in pension and post-retirement obligations, net of tax	42,994	(23,708)	(9,986)
Foreign currency translation adjustment	23,125	(56,365)	9,873

Comprehensive Income	$227,734	$30,063	$126,993

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

Concentration of Risks

The Company’s products are principally focused on the aerospace and defense industry, which includes military and commercial aircraft original equipment manufacturers and their suppliers, commercial airlines, and the United States and foreign governments. Sales directly to the U.S. government aggregated 6% and 7% of sales in fiscal 2013 and 2012, respectively. Accordingly, the Company’s current and future financial performance is dependent on the economic condition of the aerospace and defense industry. The commercial aerospace and defense markets have historically been subject to cyclical downturns during periods of weak economic conditions or material changes arising from domestic or international events. Management believes that the Company’s sales are balanced across its customer base, which includes not only aerospace and defense customers but also medical and industrial commercial customers.

Revenue Recognition

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an agreement, delivery has occurred or services have been rendered, the price is determinable, and the collectability is reasonably assured. The Company recognizes product revenues at the point of shipment or delivery in accordance with the terms of sale. Sales are net of returns and allowances. Returns and allowances are not significant because products are manufactured to customer specification and are covered by the terms of the product warranty.

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

Financial Instruments

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, foreign currency forward contracts, and interest rate swap agreements. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair market value of the Company’s long-term debt and short-term borrowings was estimated at $711.6 million and $882.5 million at fiscal year end 2013 and 2012, respectively. These estimates were derived using discounted cash flows with interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

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

The Company’s policy is to hedge a portion of its forecasted transactions using forward exchange contracts, with maturities up to 24 months. These forward contracts have been designated as cash flow hedges. The portion of the net gain or loss on a derivative instrument that is effective as a hedge is reported as a component of other comprehensive income in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately. If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings. The amount of hedge ineffectiveness has not been material in any of the three fiscal years in the period ended October 25, 2013. At October 25, 2013, and October 26, 2012, the notional value of foreign currency forward contracts accounted for as a cash flow hedge was $271.3 million and $260.7 million, respectively. The fair value of these contracts was a $2.3 million liability and a $1.5 million asset at October 25, 2013, and October 26, 2012, respectively. The Company does not enter into any forward contracts for trading purposes.

In July 2011, the Company entered into a Euro Term Loan for €125.0 million under the secured credit facility. The Company designated the Euro Term Loan a hedge of the investment in a certain French business unit. The foreign currency gain or loss that is effective as a hedge is reported as a component of accumulated other comprehensive income in shareholders’ equity. To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings. There was no ineffectiveness in fiscal 2013 or fiscal 2012. The gain or loss included in Accumulated Other Comprehensive Income will remain until the underlying investment in a certain French business unit is liquidated. The amount of foreign currency translation included in Accumulated Other Comprehensive Income was a gain of $17.2 million at October 25, 2013.

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

In fiscal 2010, the Company entered into interest rate swap agreements for $175.0 million on the 2017 Notes. The swap agreements exchanged the fixed interest rate on the 2017 Notes of 6.625% for a variable interest rate. In the second quarter of fiscal 2013, the swap agreements were terminated, and the Company redeemed the 2017 Notes with proceeds from the $175.0 million U.S. Term Loan. The Company recorded a gain on the swap termination of $2.9 million. The gain is included in the Loss on Extinguishment of Debt in the Consolidated Statement of Operations.

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

Foreign Currency Translation

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on year-end exchange rates. Revenue and expense accounts are translated at average exchange rates. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in shareholders’ equity as a component of comprehensive income. Accumulated gain on foreign currency translation adjustment was $35.4 million, $12.3 million and $68.6 million as of the fiscal years ended October 25, 2013, October 26, 2012, and October 28, 2011, respectively.

Foreign Currency Transaction Gains and Losses

Foreign currency transaction gains and losses are included in results of operations and are primarily the result of revaluing assets and liabilities denominated in a currency other than the functional currency, gains and losses on forward exchange contracts and the change in value of foreign currency embedded derivatives in backlog. These foreign currency transactions resulted in a $1.7 million loss in fiscal 2013, a $3.5 million loss in fiscal 2012, and a $13.8 million gain in fiscal 2011.

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

Property, Plant and Equipment, and Depreciation

Property, plant and equipment is carried at cost and includes expenditures for major improvements. Depreciation is generally provided on the straight-line method based upon estimated useful lives ranging from 15 to 30 years for buildings and 3 to 10 years for machinery and equipment. Depreciation expense was $55.4 million, $52.4 million, and $42.5 million for fiscal years 2013, 2012, and 2011, respectively. Assets under capital leases were $47.1 million at October 25, 2013, and $38.8 million at October 26, 2012. Amortization expense of assets accounted for as capital leases is included with depreciation expense. The fair value of liabilities related to the retirement of property is recorded when there is a legal or contractual obligation to incur asset retirement costs and the costs can be estimated. The Company records the asset retirement cost by increasing the carrying cost of the underlying property by the amount of the asset retirement obligation. The asset retirement cost is depreciated over the estimated useful life of the underlying property.

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

Contingencies

The Company is party to various lawsuits and claims, both as plaintiff and defendant, and has contingent liabilities arising from the conduct of business. The Company is covered by insurance for general liability, product liability, workers’ compensation and certain environmental exposures, subject to certain deductible limits. The Company is self-insured for amounts less than our deductible and where no insurance is available. An estimated loss from a contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

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

Discontinued Operations

In fiscal 2013, the Company recorded a $2.0 million liability related to environmental remediation at a previously sold business for which the Company provided indemnification. A loss of $1.3 million, net of tax, is reflected in discontinued operations on the Consolidated Statement of Operations.

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

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year. Diluted earnings per share also includes the dilutive effect of stock options and restricted stock units. Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 162,100, 627,475, and 331,300 for fiscal 2013, 2012, and 2011, respectively. The weighted average number of shares outstanding used to compute basic earnings per share was 31,173,000, 30,749,000, and 30,509,000 for fiscal years 2013, 2012, and 2011, respectively. The weighted average number of shares outstanding used to compute diluted earnings per share was 31,738,000, 31,282,000, and 31,154,000 for fiscal years 2013, 2012, and 2011, respectively.

Subsequent Events

On December 5, 2013, the Company announced the acceleration of its plans to consolidate certain facilities and create cost-efficiency through shared services in sales, general and administrative support functions. These integration activities are launching currently in each segment, and are expected to result in charges and expenses of approximately $40 million. The Company expects to incur costs of $25 million to $30 million in fiscal 2014 to support these efforts, with the balance to be incurred in fiscal 2015. The costs are mainly for severance, relocation of facilities and long-lived asset impairment losses.

On December 20, 2013, the Company acquired Sunbank Family of Companies, LLC (Sunbank) for approximately $45 million and up to $5 million in contingent consideration based upon achievement of certain sales levels over a two-year period. Sunbank is a manufacturer of electrical cable accessories, connectors and flexible conduit systems. Sunbank is included in the Sensors & Systems segment. The acquisition was funded under our credit facility and available cash.

The Company has evaluated subsequent events through the date the Consolidated Financial Statements were issued.

NOTE 2:  Inventories

Inventories at the end of fiscal 2013 and 2012 consisted of the following:

In Thousands	2013	2012

Raw materials and purchased parts	$165,231	$146,390
Work in process	169,165	155,617
Inventory costs under long-term contracts	13,717	19,207
Finished goods	99,550	88,623

	$447,663	$409,837

NOTE 3:  Goodwill

The following table summarizes the changes in goodwill by segment for fiscal 2013 and 2012:

In Thousands	Avionics & Controls	Sensors & Systems	Advanced Materials	Total

Balance, October 28, 2011	$513,508	$435,645	$214,572	$1,163,725
Sale of product line	(523)	0	0	(523)
Goodwill adjustments	(234)	24,280	0	24,046
Goodwill impairment	(52,169)	0	0	(52,169)
Foreign currency translation adjustment	(4,490)	(31,505)	(122)	(36,117)

Balance, October 26, 2012	456,092	428,420	214,450	1,098,962
Goodwill from acquisitions	21,640	0	0	21,640
Goodwill adjustments	0	2,904	0	2,904
Goodwill impairment	(3,454)	0	0	(3,454)
Foreign currency translation adjustment	(9,575)	18,159	341	8,925

Balance, October 25, 2013	$464,703	$449,483	$214,791	$1,128,977

During the third fiscal quarter of 2013 and 2012, management performed Step One impairment tests for Racal Acoustics upon identification of an indicator of impairment. The Company’s third quarter forecast in 2013 projected a higher operating loss in fiscal 2013 and lower earnings over the five years compared to the prior-year forecast due to further delays and reductions in global defense programs. As required under U.S. GAAP, a Step Two impairment test was required in fiscal 2013, because the current fair value of the business using a discounted cash flow and market approach was less than its carrying amount of the business. Under Step Two, the fair value of all Racal Acoustics’ assets and liabilities was estimated, including tangible assets, existing technology, and trade names, for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill was then compared to the recorded goodwill to determine the amount of the impairment. Assumptions used in measuring the value of these assets and liabilities included the discount rates, royalty rates, and obsolescence rates used in valuing the intangible assets, and pricing of comparable transactions in the market in valuing the tangible assets. The excess of the carrying amount of goodwill over the implied fair value of goodwill resulted in an impairment charge of $3.5 million in fiscal 2013. An impairment charge of $52.2 million was recorded at Racal Acoustics in fiscal 2012.

NOTE 4:  Intangible Assets

Intangible assets at the end of fiscal 2013 and 2012 were as follows:

In Thousands		2013		2012
	Weighted Average Years Useful Life	Gross Carrying Amount	Accum. Amort.	Gross Carrying Amount	Accum. Amort.

Amortized Intangible Assets:
Programs	15	$726,049	$251,437	$701,396	$202,333
Core technology	16	9,589	6,711	9,589	6,112
Patents and other	12	93,291	37,024	96,721	38,140

Total		$828,929	$295,172	$807,706	$246,585

Indefinite-lived Intangible Assets:
Trademark		$47,192		$47,924

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

Amortization of intangible assets was $54,998,000, $53,523,000, and $40,539,000 in fiscal years 2013, 2012, and 2011, respectively.

Estimated amortization expense related to intangible assets for each of the next five fiscal years is as follows:

In Thousands

Fiscal Year

2014	$57,495
2015	56,286
2016	55,686
2017	54,511
2018	53,847

NOTE 5:  Accrued Liabilities

Accrued liabilities at the end of fiscal 2013 and 2012 consisted of the following:

In Thousands	2013	2012

Payroll and other compensation	$119,677	$128,269
Commissions	4,786	5,776
Casualty and medical	13,738	12,971
Interest	6,707	7,091
Warranties	19,372	21,870
State and other tax accruals	6,536	6,136
Customer deposits	21,500	18,193
Deferred revenue	15,888	30,707
Contract reserves	12,737	12,553
Forward foreign exchange contracts	7,645	2,375
Litigation reserves	10,266	1,163
Environmental reserves	810	3,119
Rent and future lease obligations	1,357	2,258
Other	12,542	17,072

	$253,561	$269,553

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

In Thousands	2013	2012

Balance, beginning of year	$21,870	$19,298
Warranty costs incurred	(4,912)	(2,752)
Product warranty accrual	7,380	8,471
Release of reserves	(4,555)	(2,967)
Foreign currency translation adjustment	(411)	(180)

Balance, end of year	$19,372	$21,870

NOTE 6:   Retirement Benefits

Approximately 39% of U.S. employees have a defined benefit earned under the Esterline pension plan.

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

The Company accounts for pension expense using the end of the fiscal year as its measurement date. In addition, the Company makes actuarially computed contributions to these plans as necessary to adequately fund benefits. The Company’s funding policy is consistent with the minimum funding requirements of ERISA. The accumulated benefit obligation and projected benefit obligation for the Esterline plans are $266,745,000 and $275,746,000, respectively, with plan assets of $259,924,000 as of October 25, 2013. The underfunded status for the Esterline plans is $15,822,000 at October 25, 2013. Contributions to the Esterline plans totaled $16,174,000 and $17,097,000 in fiscal years 2013 and 2012, respectively. The expected funding requirement for fiscal 2014 for the U.S. pension plans maintained by Esterline is

$12,000,000. The accumulated benefit obligation and projected benefit obligation for the CMC plans are $137,954,000 and $139,109,000, respectively, with plan assets of $126,117,000 as of October 25, 2013. The underfunded status for these CMC plans is $12,992,000 at October 25, 2013. Contributions to the CMC plans totaled $10,859,000 and $10,241,000 in fiscal 2013 and 2012, respectively. The expected funding requirement for fiscal 2014 for the CMC plans is $10,593,000.

Principal assumptions of the Esterline and CMC plans are as follows:

	Esterline Defined Benefit Pension Plans		CMC Defined Benefit Pension Plans
	2013	2012	2013	2012

Principal assumptions as of fiscal year end:
Discount Rate	4.7%	3.85%	4.5%	4.35%
Rate of increase in future compensation levels	4.5%	4.5%	3.0%	3.1%
Assumed long-term rate of return on plan assets	7.0%	7.0%	6.34%	6.5 – 6.75%

	Esterline Post-Retirement Benefit Plans		CMC Post-Retirement Pension Plans
	2013	2012	2013	2012

Principal assumptions as of fiscal year end:
Discount Rate	4.7%	3.85%	4.5%	4.35%
Initial weighted average health care trend rate	6.0%	6.0%	6.3%	3.7%
Ultimate weighted average health care trend rate	6.0%	6.0%	4.2%	3.2%

The Company uses a discount rate for expected returns that is a spot rate developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points, pension liabilities in total would have decreased $11.8 million or increased $12.3 million, respectively. If all other assumptions are held constant, the estimated effect on fiscal 2013 pension expense from a hypothetical 25 basis points increase or decrease in both the discount rate and expected long-term rate of return on plan assets would not have a material effect on our pension expense. Management is not aware of any legislative or other initiatives or circumstances that will significantly impact the Company’s pension obligations in fiscal 2014.

The assumed health care trend rate has a significant impact on the Company’s post-retirement benefit obligations. The Company’s health care trend rate was based on the experience of its plan and expectations for the future. A 100 basis points increase in the health care trend rate would increase the post-retirement benefit obligation by $1.9 million. A 100 basis points decrease in the health care trend rate would decrease the post-retirement benefit obligation by $0.5 million. Assuming all other assumptions are held constant, the estimated effect on fiscal 2013 post-retirement benefit expense from a hypothetical 100 basis points increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

Plan assets are invested in a diversified portfolio of equity and debt securities, consisting primarily of common stocks, bonds and government securities. The objective of these investments is to maintain sufficient liquidity to fund current benefit payments and achieve targeted risk-adjusted returns. Management periodically reviews allocations of plan assets by investment type and evaluates external sources of information regarding the long-term historical returns and expected future returns for each investment type, and accordingly, the 6.34% to 7.0% assumed long-term rate of return on plan assets is considered to be appropriate. Allocations by investment type are as follows:

		Actual
	Target	2013	2012

Plan assets allocation as of fiscal year end:
Equity securities	55 – 75%	63.9%	58.8%
Debt securities	25 – 45%	33.6%	38.7%
Cash	0%	2.5%	2.5%

Total		100.0%	100.0%

The following table presents the fair value of the Company’s Pension Plan assets as of October 25, 2013, by asset category segregated by level within the fair value hierarchy, as described in Note 7.

In Thousands	Fair Value Hierarchy
	Level 1	Level 2	Total
Asset category:
Equity Funds
Registered Investments Company Funds – U.S. Equity	$106,436	$0	$106,436
Commingled Trust Funds – U.S. Equity	0	26,923	26,923
U.S. Equity Securities	37,280	0	37,280
Non-U.S. Equity Securities	25,584	0	25,584
Commingled Trust Fund – Non-U.S. Securities	0	53,347	53,347
Fixed Income Securities
Registered Investments Company Funds – Fixed Income	33,494	0	33,494
Commingled Trust Fund – Fixed Income	0	41,428	41,428
Non-U.S. Foreign Commercial and Government Bonds	56,351	0	56,351
Cash and Cash Equivalents	9,966	0	9,966

Total	$269,111	$121,698	$390,809

The following table presents the fair value of the Company’s Pension Plan assets as of October 26, 2012, by asset category segregated by level within the fair value hierarchy, as described in Note 7.

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

Net periodic pension cost for the Company’s defined benefit plans at the end of each fiscal year consisted of the following:

In Thousands	Defined Benefit Pension Plans			Post-Retirement Benefit Plans
	2013	2012	2011	2013	2012	2011

Components of Net Periodic Cost
Service cost	$11,848	$9,393	$8,583	$508	$436	$447
Interest cost	17,893	19,403	19,044	674	715	754
Expected return on plan assets	(22,476)	(21,508)	(20,354)	0	0	0
Amortization of prior service cost	384	41	21	(150)	(69)	0
Amortization of actuarial (gain) loss	14,255	10,551	8,450	103	41	(17)

Net periodic cost	$21,904	$17,880	$15,744	$1,135	$1,123	$1,184

The funded status of the defined benefit pension and post-retirement plans at the end of fiscal 2013 and 2012 were as follows:

In Thousands	Defined Benefit Pension Plans		Post-Retirement Benefit Plans
	2013	2012	2013	2012
Benefit Obligations
Beginning balance	$456,861	$401,579	$17,040	$14,392
Currency translation adjustment	(4,948)	(2,623)	(559)	(175)
Service cost	11,848	9,393	508	436
Interest cost	17,893	19,403	674	715
Plan participants contributions	156	44	0	0
Amendment	273	416	0	546
Actuarial (gain) loss	(16,905)	50,116	14	1,918
Other adjustment	287	0	(252)	0
Benefits paid	(22,332)	(21,467)	(712)	(792)

Ending balance	$443,133	$456,861	$16,713	$17,040

Plan Assets – Fair Value
Beginning balance	$334,622	$300,826	$0	$0
Currency translation adjustment	(5,377)	(838)	0	0
Realized and unrealized gain (loss) on plan assets	55,730	27,918	0	0
Plan participants contributions	156	44	0	0
Company contribution	28,927	29,014	712	792
Other adjustment	92	0	0	0
Expenses paid	(1,009)	(875)	0	0
Benefits paid	(22,332)	(21,467)	(712)	(792)

Ending balance	$390,809	$334,622	$0	$0

Funded Status
Fair value of plan assets	$390,809	$334,622	$0	$0
Benefit obligations	(443,133)	(456,861)	(16,713)	(17,040)

Net amount recognized	$(52,324)	$(122,239)	$(16,713)	$(17,040)

Amount Recognized in the Consolidated Balance Sheet
Non-current asset	$2,201	$0	$0	$0
Current liability	(2,351)	(6,145)	(785)	(1,060)
Non-current liability	(52,174)	(116,094)	(15,928)	(15,980)

Net amount recognized	$(52,324)	$(122,239)	$(16,713)	$(17,040)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$82,796	$148,758	$768	$759
Prior service cost	490	589	161	0

Ending balance	$83,286	$149,347	$929	$759

The accumulated benefit obligation for all pension plans was $427,625,000 at October 25, 2013, and $442,165,000 at October 26, 2012.

Estimated future benefit payments expected to be paid from the plan or from the Company’s assets are as follows:

In Thousands

Fiscal Year

2014	$26,856
2015	27,085
2016	28,655
2017	29,975
2018	31,895
2019 – 2023	169,548

Employees may participate in certain defined contribution plans. The Company’s contribution expense under these plans totaled $9,421,000, $8,900,000, and $8,203,000 in fiscal 2013, 2012, and 2011, respectively.

NOTE 7:  Fair Value Measurements

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at the end of fiscal 2013 and 2012:

In Thousands	Level 2
	2013	2012
Assets:
Derivative contracts designated as hedging instruments	$2,270	$7,753
Derivative contracts not designated as hedging instruments	3,670	1,387
Embedded derivatives	706	51

Liabilities:
Derivative contracts designated as hedging instruments	$4,541	$2,143
Derivative contracts not designated as hedging instruments	122	361
Embedded derivatives	344	470

In Thousands	Level 3
	2013	2012
Liabilities:
Contingent purchase obligation	$4,000	$9,000

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

The Company’s contingent purchase obligation consists of additional consideration in connection with the acquisition of Eclipse. The contingent consideration will be paid to the seller if certain performance objectives are met over the three-year period from the date of acquisition. The value recorded on the balance sheet was derived from the estimated probability that the performance objective will be met by the end of the three-year period. The contingent purchase obligation is categorized as Level 3 in the fair value hierarchy. The Company paid $5.0 million of the contingent purchase obligation in 2013.

NOTE 8:  Derivative Financial Instruments

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company does not have any derivative instruments with credit-risk-related contingent features or that required the posting of collateral as of October 25, 2013. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of October 25, 2013, and October 26, 2012, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $369.0 million and $358.4 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In fiscal 2010, the Company entered into interest rate swap agreements for the $175.0 million 2017 Notes. The swap agreements exchanged the fixed interest rate of 6.625% for a variable interest rate. In the second quarter of fiscal 2013, the swap agreements were terminated and the Company redeemed the 2017 Notes with the proceeds from the $175.0 million U.S. Term Loan. The Company recorded a gain on the swap termination of $2.9 million. The gain is included in the Loss on Extinguishment of Debt in the Consolidated Statement of Operations.

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

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at the end of fiscal 2013 and 2012 consisted of:

In Thousands	Classification	Fair Value
		2013	2012

Foreign Currency Forward Exchange Contracts:	Other current assets	$4,547	$3,694
	Other assets	1,393	1,294
	Accrued liabilities	3,002	2,228
	Other liabilities	1,661	276

Embedded Derivative Instruments:	Other current assets	$59	$51
	Other assets	647	0
	Accrued liabilities	344	148
	Other liabilities	0	322

Interest Rate Swap:	Long-term debt, net
	of current maturities	$0	$4,152

The effect of derivative instruments on the Consolidated Statement of Operations for fiscal 2013 and 2012 consisted of:

In Thousands	Location of Gain (Loss)	2013	2012

Fair Value Hedges:
Interest rate swap contracts	Interest Expense	$1,058	$2,388
	Loss on Extinguishment
	of Debt	$2,918	$0
Embedded derivatives	Sales	$835	$433

Cash Flow Hedges:
Foreign currency forward exchange contracts:
Amount of (loss) gain recognized in AOCI (effective portion)	AOCI	$(3,007)	$(4,343)
Amount of gain (loss) reclassified from AOCI into income	Sales	$(1,025)	$784

Net Investment Hedges:
Euro term loan	AOCI	$(2,697)	$14,812

During fiscal years 2013 and 2012, the Company recorded a gain of $2.5 million and a loss of $1.1 million on foreign currency forward exchange contracts that have not been designated as an accounting hedge, respectively. These foreign currency exchange gains are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during fiscal years 2013 and 2012. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during fiscal years 2013 and 2012.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $0.8 million of net loss into earnings over the next 12 months. The maximum duration of a foreign currency cash flow hedge contract at October 25, 2013, is 24 months.

NOTE 9:  Income Taxes

Income tax expense from continuing operations for each of the fiscal years consisted of:

In Thousands	2013	2012	2011

Current
U.S. Federal	$ 27,364	$ 33,790	$ 14,817
State	4,147	356	2,994
Foreign	22,993	21,222	19,472

	54,504	55,368	37,283

Deferred
U.S. Federal	(5,027)	(4,578)	8,332
State	(1,592)	793	205
Foreign	(17,800)	(21,625)	(20,882)

	(24,419)	(25,410)	(12,345)

Income tax expense	$ 30,085	$ 29,958	$ 24,938

U.S. and foreign components of earnings from continuing operations before income taxes for each of the fiscal years were:

In Thousands	2013	2012	2011

U.S.	$ 96,105	$ 108,436	$ 110,798
Foreign	101,744	35,097	47,684

Earnings from continuing operations, before income taxes	$ 197,849	$ 143,533	$ 158,482

Primary components of the Company’s deferred tax assets (liabilities) at the end of the fiscal years resulted from temporary tax differences associated with the following:

In Thousands	2013	2012

Reserves and liabilities	$ 60,397	$ 58,510
NOL carryforwards	879	725
Tax credit carryforwards	29,862	26,687
Employee benefits	14,974	17,524
Retirement benefits	2,759	25,379
Non-qualified stock options	12,618	13,220
Other	650	600

Total deferred tax assets	122,139	142,645

Depreciation and amortization	(18,969)	(18,024)
Intangibles and amortization	(173,524)	(182,921)
Deferred costs	(4,535)	(5,981)
Hedging activities	(22)	(111)
Other	(1,398)	(1,979)

Total deferred tax liabilities	(198,448)	(209,016)

Net deferred tax liabilities	$ (76,309)	$ (66,371)

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

Management believes that it is more likely than not that the Company will realize the current and long-term deferred tax assets as a result of future taxable income. Significant factors management considered in determining the probability of the realization of the deferred tax assets include expected future earnings, the Company’s historical operating results and the reversal of deferred tax liabilities. Accordingly, no valuation allowance has been recorded on the deferred tax assets.

The U.S. and various state and foreign income tax returns are open to examination, and presently there are foreign income tax returns under examination. Such examinations could result in challenges to tax positions taken, and accordingly, the Company may record adjustments to provisions based on the outcomes of such matters. However, the Company believes that the resolution of these matters, after considering amounts accrued, will not have a material adverse effect on its consolidated financial statements.

The incremental tax benefit received by the Company upon exercise of non-qualified employee stock options was $3.0 million, $0.4 million, and $1.8 million in fiscal 2013, 2012, and 2011, respectively.

A reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate for each of the fiscal years was as follows:

	2013	2012	2011

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	0.7	0.7	1.4
Foreign taxes	(11.3)	(14.8)	(10.6)
Goodwill impairment	0.6	12.7	0.0
Penalties	1.8	0.0	0.0
Difference in foreign tax rates	(1.1)	(2.3)	(0.2)
Domestic manufacturing deduction	(1.4)	(2.3)	(1.3)
Research & development credits	(3.7)	(3.4)	(5.5)
Net change in tax reserves	(3.0)	0.5	(2.4)
Valuation allowance	0.0	(1.0)	(3.0)
Change in foreign tax rates and laws	(1.7)	(3.6)	(2.2)
Acquisition and organizational restructuring	0.0	0.0	3.0
Other, net	(0.7)	(0.6)	1.5

Effective income tax rate	15.2%	20.9%	15.7%

No provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries, since such earnings are considered indefinitely reinvested. The amount of undistributed foreign earnings which are considered to be indefinitely reinvested at October 25, 2013, is approximately $571.0 million. Furthermore, the Company determined it was not practical to estimate the deferred taxes on these earnings. The amount of deferred income taxes is not practical to compute due to the complexity of the Company’s international holding company structure, layers of regulatory requirements that have to be evaluated to determine the amount of allowable dividends, numerous potential repatriation scenarios that could be created to facilitate the repatriation of earnings to the U.S., and the complexity of computing foreign tax credits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In Thousands	Total

Unrecognized tax benefits as of October 26, 2012	$14,979
Unrecognized gross benefit change:
Gross increases due to prior-period adjustments	538
Gross (decrease) due to prior-period adjustments	(1,287)
Gross increases due to current-period adjustment	4,260
Gross (decrease) due to current-period adjustment	0
Gross (decrease) due to settlements with taxing authorities	(888)
Gross (decrease) due to a lapse with taxing authorities	(5,594)

Total change in unrecognized gross benefit	(2,971)

Unrecognized tax benefits as of October 25, 2013	$12,008

Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$12,008

Statement of operations:
Total amount of interest income (expense) included in income tax expense	$1,154

Recognized in the statement of financial position:
Total amount of accrued interest included in income taxes payable	$876

During the next 12 months, it is reasonably possible that approximately $1.6 million of previously unrecognized tax benefits related to operating losses and tax credits could decrease as a result of settlement of examinations and/or the expiration of statutes of limitations. The Company recognizes interest related to unrecognized tax benefits in income tax expense.

The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. Federal	2007 and prior
Canada	2005 and prior
France	2009 and prior
United Kingdom	2010 and prior

NOTE 10:  Debt

Long-term debt at the end of fiscal 2013 and 2012 consisted of the following:

In Thousands	2013	2012

U.S. credit facility	$130,000	$240,000
Euro Term Loan, due July 2016	24,847	80,240
U.S. Term Loan, due July 2016	170,625	0
6.625% Senior Notes, due March 2017	0	175,000
7.00% Senior Notes, due August 2020	250,000	250,000
Government refundable advances	56,897	51,763
Obligations under capital leases	56,229	44,847
Other	540	6,820

	689,138	848,670

Less current maturities	21,279	10,610

Carrying amount of long-term debt	$667,859	$838,060

Long-term debt

In March 2011, the Company entered into a secured credit facility for $460 million made available through a group of banks. The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. The credit facility expires in July 2016. The interest rate will range from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At October 25, 2013, the Company had $130.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.75%, which is currently 1.93%. An additional $66.2 million of unsecured foreign currency credit facilities have been extended by foreign banks for a total of $526.2 million available companywide. Available credit under the above credit facilities was $363.5 million at fiscal 2013 year end, when reduced by outstanding borrowings of $130.0 million and letters of credit of $32.7 million.

In July 2011, the Company amended the secured credit facility to provide for a €125.0 million term loan (Euro Term Loan). The interest rate on the Euro Term Loan will range from euro LIBOR plus 1.5% to Euro LIBOR plus 2.25%, depending on the leverage ratios at the time the funds are drawn. At October 25, 2013, the Company had €18.0 million outstanding or $24.8 million under the Euro Term Loan at an interest rate of euro LIBOR plus 1.75%, which is currently 1.84%. The loan amortizes at 1.25% of the original principal balance quarterly through March 2016, with the remaining balance due in July 2016.

In April 2013, the Company amended the secured credit facility to provide for $175.0 million term loan (U.S. Term Loan). The interest rate on the U.S. Term Loan ranges from LIBOR plus 1.5% to LIBOR plus 2.25%, depending on the leverage ratios at the time the funds are drawn. At October 25, 2013, the Company had $170.6 million outstanding under the U.S. Term Loan at an interest rate of LIBOR plus 1.75%, which is currently 1.93%. The loan amortizes at 1.25% of the original principal balance quarterly through March 2016, with the remaining balance due in July 2016.

In March 2007, the Company issued $175.0 million in 6.625% Senior Notes due March 2017 (2017 Notes), and requiring semi-annual interest payments in March and September of each year until maturity. The 2017 Notes are general unsecured senior obligations of the Company. The 2017 Notes are guaranteed, jointly and severally on a senior basis, by all the existing and future domestic subsidiaries of the Company unless designated as an “unrestricted subsidiary,” and those foreign subsidiaries that executed related subsidiary guarantees under the indenture covering the 2017 Notes. The 2017 Notes were also subject to redemption at the option of the Company, in whole or in part, on or after March 1, 2012, at redemption prices starting at 103.3125% of the principal amount plus accrued interest during the period beginning March 1, 2007, and declining annually to 100% of principal and accrued interest on or after March 1, 2015.

In November 2010, the Company entered into an interest rate swap agreement for $100.0 million on the 2017 Notes. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate, LIBOR plus 4.865%. The fair value of the Company’s interest rate swap was a $1.9 million asset at October 26, 2012.

In December 2010, the Company entered into an interest rate swap agreement for $75.0 million on the 2017 Notes. The swap agreement exchanged the fixed interest rate of 6.625% for a variable interest rate, LIBOR plus 4.47%. The fair value of the Company’s interest rate swap was a $2.2 million asset at October 26, 2012.

In April 2013, the Company redeemed the $175.0 million 2017 Notes. In connection with the redemption, the Company wrote off $1.3 million in unamortized debt issuance costs as a charge against interest expense. In addition, the Company incurred a $3.9 million redemption premium and received proceeds of $2.9 million from the termination of its $175.0 million interest rate swap agreements. As a result, the redemption of the 2017 Notes resulted in a net loss of $0.9 million on extinguishment of debt.

In August 2010, the Company issued $250.0 million in 7% Senior Notes due August 2020 (2020 Notes) and requiring semi-annual interest payments in March and September of each year until maturity. The net proceeds from the sale of the notes, after deducting $4.4 million of debt issuance cost, were $245.6 million. The 2020 Notes are general unsecured senior obligations of the Company. The 2020 Notes are guaranteed, jointly and severally on a senior basis, by all the existing and future domestic subsidiaries of the Company unless designated as an “unrestricted subsidiary,” and those foreign subsidiaries that executed related subsidiary guarantees under the indenture covering the 2020 Notes. The 2020 Notes are subject to redemption at the option of the Company at any time prior to August 1, 2015, at a price equal to 100% of the principal amount, plus any accrued interest to the date of redemption and a make-whole provision. The 2020 Notes are also subject to redemption at the option of the Company, in whole or in part, on or after August 1, 2015, at redemption prices starting at 103.500% of the principal amount plus accrued interest during the period beginning August 1, 2015, and declining annually to 100% of principal and accrued interest on or after August 1, 2018.

Based on quoted market prices, the fair value of the Company’s $250.0 million 2020 Notes was $272.5 million and $277.5 million as of October 25, 2013, and October 26, 2012, respectively. The fair value of the Company’s $175.0 million 2017 Notes was $181.3 million as of October 26, 2012. The carrying amounts of the secured credit facility, the Euro Term Loan due 2016, and the U.S. Term Loan due 2016 approximate fair value. Estimates of fair value for the 2020 Notes and 2017 Notes were based on Level 2 inputs as defined in the fair value hierarchy.

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The repayment of this advance is based on year-over-year commercial aviation revenue growth at CMC beginning in 2014. Imputed interest on the advance was 4.61% at October 25, 2013. The discounted value of debt recognized was $56.9 million and $51.8 million as of October 25, 2013, and October 26, 2012, respectively.

Capital leases

In fiscal 2008, the Company entered into a land and building lease for a 216,000 square-foot manufacturing facility for an Avionics & Controls segment facility. The land and building lease has a fixed term of 30 years and includes an option to purchase the building at fair market value five years after construction is complete. The expected minimum lease payments include a 2% minimum annual rent increase. At October 25, 2013, the amount recorded as a capitalized lease obligation is $32.3 million. The imputed interest rate is 9.0%.

In fiscal 2009, the Company amended the building lease for an Avionics & Controls facility to extend the term of the lease to 2027. At October 25, 2013, the amount recorded as a capitalized lease obligation is $11.8 million. The imputed interest rate is 6.4%.

In fiscal 2013, the Company amended the building lease for an Avionics & Controls facility to extend the term of the lease to 2022. At October 25, 2013, the amount recorded as a capitalized lease obligation is $11.7 million. The imputed interest rate is 4.5%.

As of October 25, 2013, aggregate annual maturities of long-term debt and future non-cancelable minimum lease payments under capital lease obligations were as follows:

In Thousands

Fiscal Year

2014	$25,143
2015	23,402
2016	296,026
2017	5,182
2018	5,182
2019 and thereafter	406,936

Total	$761,871

Less: amount representing interest on capital leases	72,733

Total long-term debt	$689,138

A number of underlying agreements contain various covenant restrictions which include maintenance of net worth, payment of dividends, interest coverage, and limitations on additional borrowings. The Company was in compliance with these covenants at October 25, 2013.

NOTE 11:  Commitments and Contingencies

Rental expense for operating leases for engineering, selling, administrative and manufacturing totaled $17,996,000, $17,603,000 and $14,208,000 in fiscal years 2013, 2012, and 2011, respectively.

At October 25, 2013, the Company’s rental commitments for noncancelable operating leases with a duration in excess of one year were as follows:

In Thousands

Fiscal Year

2014	$14,973
2015	9,993
2016	7,981
2017	7,205
2018	6,337
2019 and thereafter	18,349

$64,838

The Company is subject to purchase obligations for goods and services. The purchase obligations include amounts under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. As of October 25, 2013, the Company’s purchase obligations were as follows:

In Thousands
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Purchase obligations	$688,546	$630,524	$52,131	$5,412	$479

The Company is subject to U.S. export laws and regulations, including the International Traffic in Arms Regulations (ITAR), that generally restricts the export of defense products, technical data, and defense services. The Company filed voluntary disclosure reports concerning certain technical and administrative violations of the ITAR with the U.S. Department of State’s Directorate of Defense Trade Controls (DDTC) Office of Defense Trade Controls Compliance (DDTC Office of Compliance). To address these problems, the Company has made a number of investments in its export compliance functions, including: additional staffing, ongoing implementation of a new software system, employee training, and establishment of a regular compliance audit program and corrective action process. The DDTC Office of Compliance acknowledged the Company’s progress and continuing improvements, but nevertheless informed the Company that it intends to impose civil monetary fines and administrative sanctions based on the information it had concerning the Company’s earlier history in handling ITAR-controlled transactions, including the substance of its prior voluntary disclosures and other aspects of ITAR compliance errors. Management has been in discussions with the agency and provided supplemental information with the intent of reaching a settlement. On August 15, 2013, the DDTC Office of Compliance proposed a total penalty of $20 million, with $10 million suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures. Based on this proposal, the Company estimated and recorded a $10 million charge in fiscal 2013. Management has continued discussions with the DDTC Office of Compliance on final settlement terms, and the final settlement is subject to approval by the agency.

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

Approximately 601 U.S.-based employees or 12% of total U.S.-based employees were represented by various labor unions. The Company’s European operations are subject to national trade union agreements and to local regulations governing employment.

NOTE 12:  Employee Stock Plans

The Company has three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for fiscal 2013, 2012, and 2011 was $9.6 million, $9.5 million, and $7.9 million, respectively. The total income tax benefit recognized in the income statement for the share-based compensation arrangement for fiscal 2013, 2012, and 2011 was $3.0 million, $2.9 million, and $2.7 million, respectively.

Employee Stock Purchase Plan

The Company offers an employee stock purchase plan to its employees. The plan qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code. Employees are eligible to participate through payroll deductions subject to certain limitations.

The plan is as a safe harbor design where shares are purchased by participants at 95% of the fair market value on the purchase date and, therefore, compensation cost is not recorded. During fiscal 2013, employees purchased 30,873 shares at a fair market value price of $67.97 per share. At the end of fiscal 2013, the Company had reserved 73,272 shares for issuance under its employee share-save scheme for U.K. employees, leaving a balance of 641,112 shares available for issuance in the future. As of October 25, 2013, deductions aggregating $738,490 were accrued for the purchase of shares on December 15, 2013.

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

Under the employee share-save scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 16,722, 45,063 and 9,956 options in fiscal 2013, 2012, and 2011, respectively. The weighted-average grant date fair value of options granted in fiscal 2013 was $20.24 per share. During fiscal 2013, 10,468 options were exercised at a weighted average exercise price of $41.04.

The fair value of the awards under the employee share-save scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect the time of grant.

	2013	2012	2011

Volatility	36.97%	38.96%	51.10%
Risk-free interest rate	0.40%	0.38%	0.98%
Expected life (years)	3	3	3
Dividends	0	0	0

Equity Incentive Plan

The Company also provides an equity incentive plan for officers and key employees. At the end of fiscal 2013, the Company had 3,665,557 shares reserved for issuance to officers and key employees, of which 1,776,939 shares were available to be granted in the future.

The Board of Directors authorized the Compensation Committee to administer awards granted under the equity incentive plan and to establish the terms of such awards. Awards under the equity incentive plan may be granted to eligible employees of the Company over the 10-year period ending March 5, 2023. Options granted generally become exercisable ratably over a period of four years following the date of grant and expire on the tenth anniversary of the grant. Option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The weighted-average grant date fair value of the options granted in fiscal 2013 and 2012 was $29.65 per share and $24.61 per share, respectively.

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

	2013	2012	2011

Volatility	41.89 – 44.25%	41.62 – 44.29%	40.8 – 42.8%
Risk-free interest rate	0.79 – 1.88%	0.91 – 2.11%	2.02 – 3.64%
Expected life (years)	4.5 – 9.5	4.5 – 9.5	4.5 – 9.5
Dividends	0	0	0

The following table summarizes the changes in outstanding options granted under the Company’s equity incentive plan:

	2013		2012		2011
	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price
Outstanding, beginning of year	2,124,300	$46.18	1,825,300	$44.49	1,838,950	$39.31
Granted	257,000	65.58	386,400	52.97	331,300	67.03
Exercised	(518,537)	37.89	(60,775)	36.52	(295,175)	37.03
Forfeited/cancelled	(29,025)	55.83	(26,625)	50.68	(49,775)	47.28

Outstanding, end of year	1,833,738	$51.09	2,124,300	$46.18	1,825,300	$44.49

Exercisable, end of year	1,075,788	$45.65	1,258,900	$41.89	994,950	$39.85

The aggregate intrinsic value of the option shares outstanding and exercisable at October 25, 2013, was $54.5 million and $37.8 million, respectively.

The number of option shares vested or that are expected to vest at October 25, 2013, was 1.7 million and the aggregate intrinsic value was $52.4 million. The weighted average exercise price and weighted average remaining contractual term of option shares vested or that are expected to vest at October 25, 2013, was $50.64 and 6.0 years, respectively. The weighted-average remaining contractual term of option shares currently exercisable is 4.6 years as of October 25, 2013.

The table below presents stock activity related to stock options exercised in fiscal 2013 and 2012:

In Thousands	2013	2012

Proceeds from stock options exercised	$20,072	$5,240
Tax benefits related to stock options exercised	$2,961	$366
Intrinsic value of stock options exercised	$18,448	$1,751

Total unrecognized compensation expense for stock options that have not vested as of October 25, 2013, is $6.0 million, which will be recognized over a weighted average period of 1.9 years. The total fair value of option shares vested during the year ended October 25, 2013, was $7.9 million.

The following table summarizes information for stock options outstanding at October 25, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (years)	Weighted Average Price	Shares	Weighted Average Price

$ 19.65 – 38.00	223,975	4.1	$ 31.05	223,975	$ 31.05
38.01 – 40.00	193,413	2.4	38.92	193,413	38.92
40.01 – 50.00	285,375	5.5	41.87	213,350	42.08
50.01 – 52.00	278,850	8.0	51.06	70,525	51.03
52.01 – 65.00	590,025	6.2	58.79	329,825	56.87
65.01 – 82.01	262,100	8.7	69.94	44,700	73.57

The Company granted 55,280 restricted stock units (RSUs) during fiscal 2013. The fair value of each RSU granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant. RSUs granted generally have a three-year cliff vesting schedule. There were no restricted stock units issued in fiscal 2012 or fiscal 2011.

The following table summarizes the changes in RSUs granted under the Company’s equity incentive plans:

	2013
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (years)

Non-vested, beginning of year	0	$.00
Granted	55,280	70.23
Forfeited/cancelled	(400)	66.55

Non-vested, end of year	54,880	$70.26	2.5

Total unrecognized compensation expense for RSUs that have not vested as of October 25, 2013, is $2.6 million, which will be recognized over a weighted average period of 1.9 years.

NOTE 13:  Capital Stock

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value). At the end of fiscal 2013, there were no shares of preferred stock or serial preferred stock outstanding.

NOTE 14:  Acquisitions

On February 4, 2013, the Company acquired the Gamesman Group (Gamesman) for $40.8 million. Gamesman is a global supplier of input devices principally serving the gaming industry. Gamesman is included in the Avionics & Controls segment.

On July 26, 2011, the Company acquired the Souriau Group (Souriau) for $726.7 million, including cash on hand of $17.8 million. Souriau is a leading global supplier of highly engineered connectors for harsh environments serving aerospace, defense & space, power generation, rail, and industrial equipment markets. Souriau is included in the Sensors & Systems segment.

The following summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The fair value adjustment for inventory was $41.7 million, which has been recognized as cost of goods sold over 4.5 months, the estimated inventory turnover. Acquisition-related costs of $9.2 million have been recognized as selling, general and administrative expense in fiscal 2011. The purchase price includes the value of future development of existing technologies, the introduction of new technologies, and the addition of new customers. These factors resulted in recording goodwill of $380.5 million. The amount allocated to goodwill is not deductible for income tax purposes.

In Thousands
As of July 26, 2011

Current assets	$228,199
Property, plant and equipment	91,843
Intangible assets subject to amortization
Programs (15 year weighted average useful life)	224,296
Trade name (10 year weighted average useful life)	45,709
Goodwill	380,458
Other assets	6,900

Total assets acquired	977,405

Current liabilities assumed	110,596
Long-term liabilities assumed	131,735
Noncontrolling interest	8,369

Net assets acquired	$726,705

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

In Thousands, Except Per Share Amounts	2011

Pro forma net sales	$1,972,079
Pro forma net income	$159,353

Basic earnings per share as reported	$4.36
Pro forma basic earnings per share	$5.22

Diluted earnings per share as reported	$4.27
Pro forma diluted earnings per share	$5.12

On December 30, 2010, the Company acquired Eclipse Electronic Systems, Inc. (Eclipse) for $123.8 million. The purchase price included cash of $14.0 million in contingent consideration, which was deposited in an escrow account, payable to the seller if certain performance objectives were met over the three-year period. The estimated fair value of the consideration at acquisition was $13.4 million. At October 25, 2013, the liability is $4.0 million and $10.0 million has been paid to the seller. Eclipse is a designer and manufacturer of embedded communication intercept receivers for signal intelligence applications. Eclipse is included in the Avionics & Controls segment.

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

NOTE 15:  Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss:

In Thousands	2013	2012

Unrealized gain (loss) on derivative contracts	$(1,851)	$2,181
Tax effect	355	(558)

	(1,496)	1,623

Pension and post-retirement obligations	(84,215)	(150,106)
Tax effect	28,030	50,927

	(56,185)	(99,179)

Currency translation adjustment	35,397	12,272

Accumulated other comprehensive loss	$(22,284)	$(85,284)

NOTE 16:  Business Segment Information

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

Details of the Company’s operations by business segment for the last three fiscal years were as follows:

In Thousands	2013	2012	2011

Sales
Avionics & Controls	$771,657	$790,015	$841,939
Sensors & Systems	701,930	702,394	414,609
Advanced Materials	496,167	499,909	461,437

	$1,969,754	$1,992,318	$1,717,985

Earnings From Continuing Operations
Avionics & Controls	$103,232 [1]	$54,917 [1]	$135,187
Sensors & Systems	89,696	70,890	22,536
Advanced Materials	107,161	93,546	82,307

Segment Earnings	300,089	219,353	240,030

Corporate expense	(62,166)	(43,201)	(48,969)
Gain on settlement of contingency	0	11,891	0
Other income (expense)	0	1,263	6,853
Loss on extinguishment of debt	(946)	0	(831)
Interest income	539	465	1,615
Interest expense	(39,667)	(46,238)	(40,216)

	$197,849	$143,533	$158,482

In Thousands	2013	2012	2011

Identifiable Assets
Avionics & Controls	$1,275,514	$1,261,300	$1,333,735
Sensors & Systems	1,282,219	1,204,073	1,349,776
Advanced Materials	560,681	558,058	563,662
Corporate [2]	143,698	203,686	131,413

	$3,262,112	$3,227,117	$3,378,586

Capital Expenditures
Avionics & Controls	$14,381 [3]	$14,356	$22,369
Sensors & Systems	21,856	18,788	10,469
Advanced Materials	18,917	14,783	16,341
Corporate	181	1,519	328

	$55,335	$49,446	$49,507

Depreciation and Amortization
Avionics & Controls	$43,124	$40,096	$38,391
Sensors & Systems	41,845	40,333	20,523
Advanced Materials	24,313	24,666	23,439
Corporate	2,850	2,697	2,305

	$112,132	$107,792	$84,658

[1]	Fiscal 2013 includes a $3.5 million impairment charge against Racal Acoustics’ goodwill and fiscal 2012 includes a $52.2 million impairment charge against Racal Acoustics’ goodwill.
[2]	Primarily cash and deferred tax assets (see Note 9).
[3]	Excludes capital expenditures accounted for as a capitalized lease obligation of $11,691 in fiscal 2013.

The Company’s operations by geographic area for the last three fiscal years were as follows:

In Thousands	2013	2012	2011

Sales [1]
Domestic
Unaffiliated customers – U.S.	$797,780	$813,375	$747,021
Unaffiliated customers – export	182,267	197,142	171,416
Intercompany	31,202	35,779	32,197

	1,011,249	1,046,296	950,634
Canada
Unaffiliated customers	247,542	267,304	317,924
Intercompany	6,554	2,844	5,318

	254,096	270,148	323,242
France
Unaffiliated customers	423,774	410,766	160,993
Intercompany	39,745	41,454	17,724

	463,519	452,220	178,717
United Kingdom
Unaffiliated customers	247,229	235,699	228,383
Intercompany	26,402	19,305	23,563

	273,631	255,004	251,946
All Other Foreign
Unaffiliated customers	71,162	68,032	92,248
Intercompany	44,829	37,683	29,640

	115,991	105,715	121,888

Eliminations	(148,732)	(137,065)	(108,442)

	$1,969,754	$1,992,318	$1,717,985

In Thousands	2013	2012	2011

Segment Earnings [2]
Domestic	$170,575	$172,046	$178,145
Canada	41,374	33,777	38,027
France	49,042	33,152	(7,615)
United Kingdom	28,985	(29,237)	24,305
All other foreign	10,113	9,615	7,168

	$300,089	$219,353	$240,030

Identifiable Assets [3]
Domestic	$1,020,952	$1,015,994	$947,896
Canada	533,559	576,053	583,042
France	918,592	836,578	1,050,999
United Kingdom	515,090	477,214	582,436
All other foreign	130,221	117,592	82,800

	$3,118,414	$3,023,431	$3,247,173

[1]	Based on country from which the sale originated and the sale was recorded.
[2]	Before corporate expense, shown on page 73.
[3]	Excludes corporate, shown on page 73.

The Company’s foreign operations consist of manufacturing facilities located in Canada, China, the Dominican Republic, France, Germany, India, Mexico, Morocco, and the United Kingdom, and include sales and service operations located in Brazil, China, Japan, and Singapore. Intercompany sales are at prices comparable with sales to unaffiliated customers. U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 19.6% and 3.1%, respectively, in fiscal 2013 and 6.0% of consolidated sales. In fiscal 2012, the U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 19.4% and 5.4%, respectively, and 7.0% of consolidated sales. In fiscal 2011, the U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 19.9% and 3.8%, respectively, and 7.0% of consolidated sales.

Product lines contributing sales of 10% or more of total sales in any of the last three fiscal years were as follows:

	2013	2012	2011

Connectors	17%	17%	5%
Avionics	11%	11%	16%

NOTE 17:  Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly financial information:

In Thousands, Except Per Share Amounts

Fiscal Year 2013	Fourth	Third	Second		First

Net sales	$534,162	$478,068	$499,562		$457,962
Gross profit	205,373	178,902	181,376		160,345

Earnings from continuing operations	66,188	39,213 [1,2,3]	35,522		25,111	[4]
Loss from discontinued operations	(325)	(975)	0		0

Net earnings	$65,863	$38,238	$35,522		$25,111

Earnings (loss) per share – basic
Continuing operations	$2.11	$1.25	$1.14		$.81
Discontinued operations	(.01)	(.03)	.00		.00

Earnings (loss) per share – basic	$2.10	$1.22	$1.14		$.81

Earnings (loss) per share – diluted
Continuing operations	$2.07	$1.23	$1.12		$.80
Discontinued operations	(.01)	(.03)	.00		.00

Earnings (loss) per share – diluted [8]	$2.06	$1.20	$1.12		$.80

Fiscal Year 2012	Fourth	Third	Second		First

Net sales	$530,656	$485,949	$504,831		$470,882
Gross profit	204,253	172,096	184,523		158,081

Earnings (loss) from continuing operations	61,660	(17,104)[5,6]	45,191	[7]	22,788
Earnings from discontinued operations	0	0	0		0

Net earnings	$61,660	$(17,104)	$45,191		$22,788

Earnings (loss) per share – basic
Continuing operations	$2.00	$(.55)	$1.47		$.74
Discontinued operations	.00	.00	.00		.00

Earnings (loss) per share – basic	$2.00	$(.55)	$1.47		$.74

Earnings (loss) per share – diluted
Continuing operations	$1.97	$(.55)	$1.44		$.73
Discontinued operations	.00	.00	.00		.00

Earnings (loss) per share – diluted [8]	$1.97	$(.55)	$1.44		$.73

[1]	Included $8.2 million of income tax benefits related to the favorable resolution of certain tax matters.

[2]	Included a $3.5 million goodwill impairment charge related to Racal Acoustics.

[3]	Included a $10.0 million charge related to our pending matter with the DDTC.

[4]	Included $3.7 million of income tax benefits related to the favorable resolution of certain tax matters.

[5]	Included a $52.2 million goodwill impairment charge related to Racal Acoustics.

[6]	Included $4.6 million of income tax benefits related to the favorable resolution of certain tax matters.

[7]	Included a $9.5 million gain on settlement of a contingency, net of tax.

[8]	The sum of the quarterly per share amounts may not equal per shares amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

NOTE 18:  Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for fiscal 2013, 2012, and 2011 for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the current subsidiary guarantors (Guarantor Subsidiaries) of the secured credit facility, 2017 Notes (for periods prior to the ending of the fiscal quarter ended April 26, 2013), and 2020 Notes; and (c) on a combined basis, the subsidiaries that are not guarantors of the secured credit facility, 2017 Notes (for periods prior to the ending of the fiscal quarter ended April 26, 2013), and 2020 Notes (Non-Guarantor Subsidiaries). The Guarantor Subsidiaries previously guaranteed the Senior Subordinated Notes due 2013 that were repurchased or otherwise redeemed in August 2010. The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the secured credit facility, 2017 Notes (for periods prior to the ending of the fiscal quarter ended April 26, 2013), and the 2020 Notes.

Condensed Consolidating Balance Sheet as of October 25, 2013

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$7,826	$4,876	$166,476	$0	$179,178
Cash in escrow	4,018	0	0	0	4,018
Accounts receivable, net	316	154,492	228,858	0	383,666
Inventories	0	190,830	256,833	0	447,663
Income tax refundable	0	6,526	0	0	6,526
Deferred income tax benefits	26,731	171	20,375	0	47,277
Prepaid expenses	117	5,510	12,556	0	18,183
Other current assets	86	115	5,003	0	5,204

Total Current Assets	39,094	362,520	690,101	0	1,091,715

Property, Plant & Equipment, Net	1,754	175,402	194,041	0	371,197
Goodwill	0	344,995	783,982	0	1,128,977
Intangibles, Net	0	144,222	436,727	0	580,949
Debt Issuance Costs, Net	5,252	0	959	0	6,211
Deferred Income Tax Benefits	16,782	0	55,058	0	71,840
Other Assets	18	3,692	7,513	0	11,223
Amounts Due From (To) Subsidiaries	0	549,307	0	(549,307)	0
Investment in Subsidiaries	2,588,478	979,123	349,104	(3,916,705)	0

Total Assets	$2,651,378	$2,559,261	$2,517,485	$(4,466,012)	$3,262,112

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$1,714	$29,064	$92,819	$0	$123,597
Accrued liabilities	21,652	87,826	144,083	0	253,561
Current maturities of long-term debt	8,750	237	12,292	0	21,279
Deferred income tax liabilities	568	24	1,715	0	2,307
Federal and foreign income taxes	2,408	(27,399)	32,339	0	7,348

Total Current Liabilities	35,092	89,752	283,248	0	408,092

Credit Facilities	130,000	0	0	0	130,000
Long-Term Debt, Net	411,875	55,562	70,422	0	537,859
Deferred Income Tax Liabilities	57,757	(7)	135,369	0	193,119
Pension and Post-Retirement Obligations	17,500	618	49,984	0	68,102
Other Liabilities	12,298	194	27,696	0	40,188
Amounts Due To (From) Subsidiaries	102,104	0	405,018	(507,122)	0
Shareholders’ Equity	1,884,752	2,413,142	1,545,748	(3,958,890)	1,884,752

Total Liabilities and Shareholders’ Equity	$2,651,378	$2,559,261	$2,517,485	$(4,466,012)	$3,262,112

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 25, 2013

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$955,403	$1,018,658	$(4,307)	$1,969,754
Cost of Sales	0	593,564	654,501	(4,307)	1,243,758

	0	361,839	364,157	0	725,996
Expenses
Selling, general and administrative	0	165,540	225,607	0	391,147
Research, development and engineering	0	50,806	44,930	0	95,736
Gain on sale of product line	0	(2,264)	0	0	(2,264)
Gain on settlement of contingency	0	0	0	0	0
Goodwill impairment	0	0	3,454	0	3,454
Other income	0	0	0	0	0

Total Expenses	0	214,082	273,991	0	488,073

Operating Earnings from Continuing Operations	0	147,757	90,166	0	237,923
Interest income	(15,639)	(7,704)	(54,606)	77,410	(539)
Interest expense	30,050	26,868	60,159	(77,410)	39,667
Loss on extinguishment of debt	946	0	0	0	946

Earnings (Loss) from Continuing Operations Before Taxes	(15,357)	128,593	84,613	0	197,849
Income Tax Expense (Benefit)	(3,320)	25,242	8,163	0	30,085

Earnings (Loss) From Continuing Operations Including Noncontrolling Interests	(12,037)	103,351	76,450	0	167,764
Earnings Attributable to Noncontrolling Interests	0	0	(1,730)	0	(1,730)

Earnings (Loss) From Continuing Operations Attributable to Esterline, Net of Tax	(12,037)	103,351	74,720	0	166,034

Loss From Discontinued Operations Attributable to Esterline, Net of Tax	(1,300)	0	0	0	(1,300)
Equity in Net Income of Consolidated Subsidiaries	178,071	1,697	3,705	(183,473)	0

Net Earnings (Loss) Attributable to Esterline	$164,734	$105,048	$78,425	$(183,473)	$164,734

Comprehensive Income (Loss)

Net earnings (loss)	$164,734	$105,048	$78,425	$(183,473)	$164,734
Change in fair value of derivative financial instruments, net of tax	0	0	(3,119)	0	(3,119)
Change in pension and post-retirement obligations, net of tax	36,669	0	6,325	0	42,994
Foreign currency translation adjustment	23,125	100	40,442	(40,542)	23,125

Comprehensive Income (Loss)	$224,528	$105,148	$122,073	$(224,015)	$227,734

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 25, 2013

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$166,464	$105,048	$78,425	$(183,473)	$166,464
Depreciation & amortization	0	43,539	68,593	0	112,132
Deferred income taxes	8,274	(13,674)	(19,019)	0	(24,419)
Share-based compensation	0	4,163	5,412	0	9,575
Gain on sale of capital assets	0	(1,013)	(1,290)	0	(2,303)
Gain on settlement of contingency	0	0	0	0	0
Goodwill impairment	0	0	3,454	0	3,454
Working capital changes, net of effect of acquisitions Accounts receivable	(135)	(4,976)	10,126	0	5,015
Inventories	0	(16,652)	(11,665)	0	(28,317)
Prepaid expenses	(41)	1,775	1,870	0	3,604
Other current assets	1,332	437	(3,327)	0	(1,558)
Accounts payable	(230)	362	8,876	0	9,008
Accrued liabilities	5,955	6,725	(15,800)	0	(3,120)
Federal & foreign income taxes	4,445	(8,193)	9,534	0	5,786
Other liabilities	3,271	(185)	(10,688)	0	(7,602)
Other, net	(89)	2,329	813	0	3,053

	189,246	119,685	125,314	(183,473)	250,772

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(105)	(15,937)	(39,293)	0	(55,335)
Escrow deposit	0	0	0	0	0
Proceeds from sale of capital assets	0	1,013	1,290	0	2,303
Acquisition of businesses, net of cash acquired	0	0	(40,689)	0	(40,689)

	(105)	(14,924)	(78,692)	0	(93,721)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 25, 2013

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	22,854	0	0	0	22,854
Excess tax benefits from stock option exercises	2,961	0	0	0	2,961
Repayment of long-term credit facilities	(110,000)	0	0	0	(110,000)
Repayment of long-term debt	(179,375)	(326)	(55,727)	0	(235,428)
Proceeds from issuance of long-term credit facilities	175,000	0	0	0	175,000
Proceeds from issuance of long-term debt	0	0	0	0	0
Proceeds from government assistance	0	0	5,092	0	5,092
Dividends paid to noncontrolling interest	0	0	(1,048)	0	(1,048)
Debt and other issuance costs	(454)	0	0	0	(454)
Net change in intercompany financing	(109,094)	(100,893)	26,514	183,473	0

	(198,108)	(101,219)	(25,169)	183,473	(141,023)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	23	10	2,442	0	2,475

Net Increase (Decrease) in Cash and Cash Equivalents	(8,944)	3,552	23,895	0	18,503
Cash and Cash Equivalents – Beginning of Year	16,770	1,324	142,581	0	160,675

Cash and Cash Equivalents – End of Year	$7,826	$4,876	$166,476	$0	$179,178

Condensed Consolidating Balance Sheet as of October 26, 2012

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$16,770	$1,324	$142,581	$0	$160,675
Cash in escrow	5,016	0	0	0	5,016
Accounts receivable, net	181	140,631	242,550	0	383,362
Inventories	0	159,573	250,264	0	409,837
Income tax refundable	0	4,832	0	0	4,832
Deferred income tax benefits	22,874	105	23,021	0	46,000
Prepaid expenses	76	5,391	15,873	0	21,340
Other current assets	134	552	3,945	0	4,631

Total Current Assets	45,051	312,408	678,234	0	1,035,693

Property, Plant & Equipment, Net	2,811	161,998	191,592	0	356,401
Goodwill	0	314,641	784,321	0	1,098,962
Intangibles, Net	0	126,142	482,903	0	609,045
Debt Issuance Costs, Net	7,508	0	1,310	0	8,818
Deferred Income Tax Benefits	36,610	(283)	61,625	0	97,952
Other Assets	8,082	1,561	10,603	0	20,246
Amounts Due From (To) Subsidiaries	0	491,143	0	(491,143)	0
Investment in Subsidiaries	2,457,859	1,179,938	170,223	(3,808,020)	0

Total Assets	$2,557,921	$2,587,548	$2,380,811	$(4,299,163)	$3,227,117

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$1,944	$26,351	$80,394	$0	$108,689
Accrued liabilities	17,495	79,103	172,955	0	269,553
Current maturities of long-term debt	0	174	10,436	0	10,610
Deferred income tax liabilities	213	(1)	4,913	0	5,125
Federal and foreign income taxes	(3,418)	(23,822)	29,609	0	2,369

Total Current Liabilities	16,234	81,805	298,307	0	396,346

Credit Facilities	240,000	0	0	0	240,000
Long-Term Debt, Net	429,152	44,107	124,801	0	598,060
Deferred Income Tax Liabilities	46,730	(7)	158,475	0	205,198
Pension and Post-Retirement Obligations	20,507	54,886	56,681	0	132,074
Other Liabilities	5,189	4,194	25,521	0	34,904
Amounts Due To (From) Subsidiaries	179,574	0	369,962	(549,536)	0
Shareholders’ Equity	1,620,535	2,402,563	1,347,064	(3,749,627)	1,620,535

Total Liabilities and Shareholders’ Equity	$2,557,921	$2,587,548	$2,380,811	$(4,299,163)	$3,227,117

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 26, 2012

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$920,027	$1,076,296	$(4,005)	$1,992,318
Cost of Sales	0	569,181	708,189	(4,005)	1,273,365

	0	350,846	368,107	0	718,953
Expenses
Selling, general and administrative	0	146,761	236,126	0	382,887
Research, development and engineering	0	50,372	57,373	0	107,745
Gain on sale of product line	0	0	0	0	0
Gain on settlement of contingency	0	0	(11,891)	0	(11,891)
Goodwill impairment	0	0	52,169	0	52,169
Other income	0	0	(1,263)	0	(1,263)

Total Expenses	0	197,133	332,514	0	529,647

Operating Earnings from Continuing Operations	0	153,713	35,593	0	189,306
Interest income	(14,178)	(16,141)	(60,299)	90,153	(465)
Interest expense	34,948	27,210	74,233	(90,153)	46,238
Loss on extinguishment of debt	0	0	0	0	0

Earnings (Loss) from Continuing Operations Before Taxes	(20,770)	142,644	21,659	0	143,533
Income Tax Expense (Benefit)	(5,591)	32,314	3,235	0	29,958

Earnings (Loss) From Continuing Operations Including Noncontrolling Interests	(15,179)	110,330	18,424	0	113,575
Earnings Attributable to Noncontrolling Interests	0	0	(1,040)	0	(1,040)

Earnings (Loss) From Continuing Operations Attributable to Esterline, Net of Tax	(15,179)	110,330	17,384	0	112,535

Earnings (Loss) From Discontinued Operations Attributable to Esterline, Net of Tax	0	0	0	0	0
Equity in Net Income of Consolidated Subsidiaries	127,714	17,659	(145)	(145,228)	0

Net Earnings (Loss) Attributable to Esterline	$112,535	$127,989	$17,239	$(145,228)	$112,535

Comprehensive Income (Loss)

Net earnings (loss)	$112,535	$127,989	$17,239	$(145,228)	$112,535
Change in fair value of derivative financial instruments, net of tax	0	0	(2,399)	0	(2,399)
Change in pension and post-retirement obligations, net of tax	(15,727)	0	(7,981)	0	(23,708)
Foreign currency translation adjustment	(56,365)	172	(58,746)	58,574	(56,365)

Comprehensive Income (Loss)	$40,443	$128,161	$(51,887)	$(86,654)	$30,063

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 26, 2012

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$113,575	$127,989	$17,239	$(145,228)	$113,575
Depreciation & amortization	0	39,405	68,387	0	107,792
Deferred income taxes	18,013	(20,600)	(22,823)	0	(25,410)
Share-based compensation	0	4,246	5,297	0	9,543
Gain on sale of capital assets	0	(410)	(534)	0	(944)
Gain on settlement of contingency	0	0	(11,891)	0	(11,891)
Goodwill impairment	0	0	52,169	0	52,169
Working capital changes, net of effect of acquisitions Accounts receivable	(23)	(2,704)	(19,654)	0	(22,381)
Inventories	0	(15,707)	(3,596)	0	(19,303)
Prepaid expenses	(17)	(385)	(2,104)	0	(2,506)
Other current assets	6	(208)	(800)	0	(1,002)
Accounts payable	1,132	(174)	(7,440)	0	(6,482)
Accrued liabilities	(1,929)	(156)	16,964	0	14,879
Federal & foreign income taxes	(4,345)	(3,497)	4,984	0	(2,858)
Other liabilities	(20,618)	12,196	(6,280)	0	(14,702)
Other, net	(1,418)	580	4,530	0	3,692

	104,376	140,575	94,448	(145,228)	194,171
Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(1,503)	(23,553)	(24,390)	0	(49,446)
Escrow deposit	0	0	0	0	0
Proceeds from sale of capital assets	0	410	534	0	944
Acquisition of businesses, net of cash acquired	0	0	0	0	0

	(1,503)	(23,143)	(23,856)	0	(48,502)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 26, 2012

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	7,658	0	0	0	7,658
Excess tax benefits from stock option exercises	382	0	0	0	382
Repayment of long-term credit facilities	(150,000)	0	0	0	(150,000)
Repayment of long-term debt	0	(405)	(72,740)	0	(73,145)
Proceeds from issuance of long-term credit facilities	30,000	0	0	0	30,000
Proceeds from issuance of long-term debt	0	0	0	0	0
Proceeds from government assistance	0	0	17,285	0	17,285
Dividends paid to noncontrolling interest	0	0	0	0	0
Debt and other issuance costs	0	0	0	0	0
Net change in intercompany financing	(24,731)	(129,158)	8,661	145,228	0

	(136,691)	(129,563)	(46,794)	145,228	(167,820)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	751	5	(2,965)	0	(2,209)

Net Increase (Decrease) in Cash and Cash Equivalents	(33,067)	(12,126)	20,833	0	(24,360)
Cash and Cash Equivalents – Beginning of Year	49,837	13,450	121,748	0	185,035

Cash and Cash Equivalents – End of Year	$16,770	$1,324	$142,581	$0	$160,675

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 28, 2011

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$880,711	$840,130	$(2,856)	$1,717,985
Cost of Sales	0	563,033	568,088	(2,856)	1,128,265

	0	317,678	272,042	0	589,720
Expenses
Selling, general and administrative	0	120,548	183,606	0	304,154
Research, development and engineering	0	39,352	55,153	0	94,505
Gain on sale of product line	0	0	0	0	0
Gain on settlement of contingency	0	0	0	0	0
Goodwill impairment	0	0	0	0	0
Other (income) expense	0	38	(6,891)	0	(6,853)

Total Expenses	0	159,938	231,868	0	391,806

Operating Earnings from Continuing Operations	0	157,740	40,174	0	197,914
Interest income	(15,461)	(4,702)	(45,411)	63,959	(1,615)
Interest expense	33,270	22,178	48,727	(63,959)	40,216
Loss on extinguishment of debt	831	0	0	0	831

Earnings (Loss) from Continuing Operations Before Taxes	(18,640)	140,264	36,858	0	158,482
Income Tax Expense (Benefit)	(4,274)	21,322	7,890	0	24,938

Earnings (Loss) From Continuing Operations Including Noncontrolling Interests	(14,366)	118,942	28,968	0	133,544
Earnings Attributable to Noncontrolling Interests	0	0	(457)	0	(457)

Earnings (Loss) From Continuing Operations Attributable to Esterline, Net of Tax	(14,366)	118,942	28,511	0	133,087

Loss From Discontinued Operations Attributable to Esterline, Net of Tax	0	(47)	0	0	(47)
Equity in Net Income of Consolidated Subsidiaries	147,406	16,523	13,103	(177,032)	0

Net Earnings (Loss) Attributable to Esterline	$133,040	$135,418	$41,614	$(177,032)	$133,040

Comprehensive Income (Loss)

Net earnings (loss)	$133,040	$135,418	$41,614	$(177,032)	$133,040
Change in fair value of derivative financial instruments, net of tax	0	0	(5,934)	0	(5,934)
Change in pension and post-retirement obligations, net of tax	(7,157)	0	(2,829)	0	(9,986)
Foreign currency translation adjustment	9,873	450	2,077	(2,527)	9,873

Comprehensive Income (Loss)	$135,756	$135,868	$34,928	$(179,559)	$126,993

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 28, 2011

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$133,497	$135,418	$41,614	$(177,032)	$133,497
Depreciation & amortization	0	35,616	49,042	0	84,658
Deferred income taxes	11,438	707	(24,490)	0	(12,345)
Share-based compensation	0	3,617	4,346	0	7,963
Gain on sale of capital assets	0	(6,541)	(2,912)	0	(9,453)
Gain on settlement of contingency	0	0	0	0	0
Goodwill impairment	0	0	0	0	0
Working capital changes, net of effect of acquisitions Accounts receivable	116	1,768	21,927	0	23,811
Inventories	0	(8,452)	8,467	0	15
Prepaid expenses	(10)	722	(45)	0	667
Other current assets	(140)	(300)	(2,135)	0	(2,575)
Accounts payable	(132)	(2,219)	(591)	0	(2,942)
Accrued liabilities	362	(6,253)	(4,618)	0	(10,509)
Federal & foreign income taxes	11,949	(6,050)	(6,715)	0	(816)
Other liabilities	(16,200)	(3,996)	(2,787)	0	(22,983)
Other, net	8,164	(16,309)	11,586	0	3,441

	149,044	127,728	92,689	(177,032)	192,429

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(328)	(22,724)	(26,455)	0	(49,507)
Escrow deposit	(14,033)	0	0	0	(14,033)
Proceeds from sale of capital assets	0	6,541	2,912	0	9,453
Acquisition of businesses, net of cash acquired	0	(106,059)	(708,875)	0	(814,934)

	(14,361)	(122,242)	(732,418)	0	(869,021)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 28, 2011

In Thousands	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	13,253	0	0	0	13,253
Excess tax benefits from stock option exercises	1,830	0	0	0	1,830
Repayment of long-term credit facilities	(35,000)	0	0	0	(35,000)
Repayment of long-term debt	(120,313)	(321)	(9,282)	0	(129,916)
Proceeds from issuance of long-term credit facilities	395,000	0	5,014	0	400,014
Proceeds from issuance of long-term debt	0	0	176,875	0	176,875
Proceeds from government assistance	0	0	15,000	0	15,000
Dividends paid to noncontrolling interest	0	0	(238)	0	(238)
Debt and other issuance costs	(3,640)	0	(1,758)	0	(5,398)
Net change in intercompany financing	(541,098)	5,972	358,094	177,032	0

	(289,968)	5,651	543,705	177,032	436,420

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	72	(4)	3,019	0	3,087

Net Increase (Decrease) in Cash and Cash Equivalents	(155,213)	11,133	(93,005)	0	(237,085)
Cash and Cash Equivalents – Beginning of Year	205,050	2,317	214,753	0	422,120

Cash and Cash Equivalents – End of Year	$49,837	$13,450	$121,748	$0	$185,035

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Esterline Technologies Corporation

We have audited the accompanying consolidated balance sheets of Esterline Technologies Corporation as of October 25, 2013, and October 26, 2012, and the related consolidated statements of operations, shareholders’ equity, noncontrolling interests and comprehensive income, and cash flows for each of the three years in the period ended October 25, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Esterline Technologies Corporation at October 25, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 25, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Esterline Technologies Corporation’s internal control over financial reporting as of October 25, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated December 20, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

December 20, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Esterline Technologies Corporation

We have audited Esterline Technologies Corporation’s internal control over financial reporting as of October 25, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Esterline Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Gamesman Limited (Gamesman), which is included in the 2013 consolidated financial statements of Esterline Technologies Corporation and constituted $56.0 million and $38.6 million of total and net assets, respectively, as of October 25, 2013, and $24.0 million and $1.6 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Esterline Technologies Corporation also did not include an evaluation of the internal control over financial reporting of Gamesman.

In our opinion, Esterline Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of October 25, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balances sheets of Esterline Technologies Corporation as of October 25, 2013 , and the related consolidated statements of operations, shareholders’ equity, noncontrolling interests and comprehensive income, and cash flows for each of the three years in the period ended October 25, 2013, of Esterline Technologies Corporation and our report dated December 20, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

December 20, 2013

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 25, 2013. Based upon that evaluation, they concluded as of October 25, 2013, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of October 25, 2013, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of Esterline’s internal control over financial reporting as of October 25, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework). On February 4, 2013, the Company completed the acquisition of Gamesman Limited (Gamesman). As permitted by applicable guidelines established by the Securities and Exchange Commission, our management excluded the Gamesman operations from its assessment of internal control over financial reporting as of October 25, 2013. Gamesman constituted approximately 1.80 percent of total assets as of October 25, 2013, and 1.22 percent of total sales for the year then ended. Gamesman will be included in the Company’s assessment for the fiscal year ending October 31, 2014. Based on management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of October 25, 2013.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of internal control over financial reporting. This report appears on page 89.

/s/ Curtis C. Reusser
Curtis C. Reusser
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer and
Corporate Development
(Principal Financial Officer)

/s/ Gary J. Posner
Gary J. Posner
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Changes in Internal Control Over Financial Reporting

During the three months ended October 25, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant

We hereby incorporate by reference the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Other Information as to Directors – Board and Board Committees,” and “Other Information as to Directors – Director Nominations and Qualifications” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 5, 2014.

Information regarding our executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

We hereby incorporate by reference the information set forth under “Other Information as to Directors – Director Compensation,” “Executive Compensation – Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 5, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder                  Matters

We hereby incorporate by reference the information set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 5, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information set forth under “Certain Relationships and Related Transactions” and “Other Information as to Directors – Board and Board Committees” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 5, 2014.

Item 14.  Independent Registered Public Accounting Firm Fees and Services

We hereby incorporate by reference the information set forth under “Independent Registered Public Accounting Firm’s Fees” in the definitive form of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on March 5, 2014.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Our Consolidated Financial Statements are as set forth under Item 8 of this report on Form 10-K.

(a)(2) Financial Statement Schedules.

The following consolidated financial statement schedule of the Company is included as follows:

ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Reserve for Doubtful Accounts Receivable	Balance at Beginning of Year	Charged to Costs & Expenses	Other [1]	Deductions [2]	Balance at End of Year

Fiscal Years

2013	$9,029	$981	$0	$(795)	$9,215

2012	$7,063	$4,343	$0	$(2,377)	$9,029

2011	$4,865	$1,407	$1,081	$(290)	$7,063

[1]	Acquisition-related addition.

[2]	Uncollectible accounts written off, net of recoveries.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits.

See Exhibit Index on pages 96-101.

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

Dated:  December 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Curtis C. Reusser (Curtis C. Reusser)	President and Chief Executive Officer (Principal Executive Officer)	December 20, 2013 Date

/s/ Robert D. George (Robert D. George)	Chief Financial Officer, Vice President and Corporate Development (Principal Financial Officer)	December 20, 2013 Date

/s/ Gary J. Posner (Gary J. Posner)	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	December 20, 2013 Date

/s/ R. Bradley Lawrence (R. Bradley Lawrence)	Executive Chairman	December 20, 2013 Date

/s/ Delores M. Etter (Delores M. Etter)	Director	December 20, 2013 Date

/s/ Anthony P. Franceschini (Anthony P. Franceschini)	Director	December 20, 2013 Date

/s/ Paul V. Haack (Paul V. Haack)	Director	December 20, 2013 Date

/s/ Mary L. Howell (Mary L. Howell)	Director	December 20, 2013 Date

/s/ Scott E. Kuechle (Scott E. Kuechle)	Director	December 20, 2013 Date

/s/ Jerry D. Leitman (Jerry D. Leitman)	Director	December 20, 2013 Date

/s/ James J. Morris (James J. Morris)	Director	December 20, 2013 Date

/s/ Gary E. Pruitt (Gary E. Pruitt)	Director	December 20, 2013 Date

/s/ Henry W. Winship (Henry W. Winship)	Director	December 20, 2013 Date

Exhibit Number	Exhibit Index

3.1	Restated Certificate of Incorporation for Esterline Technologies Corporation, dated June 6, 2002. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2002 [Commission File Number 1-6357], with Form of Certificate of Designation, dated December 11, 2002.) (Incorporated by reference to Exhibit 4.1 to Esterline’s Registration of Securities on Form 8-A filed December 12, 2002 [Commission File Number 1-6357].)

3.2	Amended and Restated By-laws of the Company, effective December 13, 2012. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2012 [Commission File Number 1-6357].)

4.1	Indenture relating to Esterline Technologies Corporation’s 7% Senior Notes due 2020, dated as of August 2, 2010. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 2, 2010 [Commission File Number 1-6357].)

4.2	Supplemental Indenture, relating to Esterline Technologies Corporation’s 7% Senior Notes due 2020, dated as of August 2, 2010. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 2, 2010 [Commission File Number 1-6357].)

10.1	Fourth Amendment to Credit Agreement, dated as of April 8, 2013, among Esterline Technologies Corporation, the Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders and other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2013 [Commission File Number 1-6357].)

10.2*	Esterline Technologies Corporation Supplemental Retirement Income Plan. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.3*	Esterline Technologies Corporation Long-Term Incentive Plan, for fiscal years 2013 – 2015. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013 [Commission File Number 1-6357].)

10.4*	Esterline Technologies Corporation Long-Term Incentive Plan, for fiscal years 2012 – 2014. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 27, 2012 [Commission File Number 1-6357].)

10.5*	Esterline Technologies Corporation Long-Term Incentive Plan, for fiscal years 2011 – 2013. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2011 [Commission File Number 1-6357].)

10.6*	Esterline Technologies Corporation Fiscal Year 2013 Annual Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013 [Commission File Number 1-6357].)

10.7*	Esterline Technologies Supplemental Executive Retirement and Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.8*	Esterline Technologies Corporation 2002 Employee Stock Purchase Plan, as amended on March 3, 2010. (Incorporated by reference to Annex B of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on January 22, 2010 [Commission File Number 1-6357].)

10.9*	Esterline Technologies Corporation 2004 Equity Incentive Plan, as amended on March 3, 2010. (Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on January 22, 2010 [Commission File Number 1-6357].)

10.10*	Esterline Technologies Corporation 2013 Equity Incentive Plan. (Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on January 25, 2013 [Commission File Number 1-6357].)

10.11*	Form of Global Stock Option Agreement for Esterline Technologies Corporation Amended and Restated 2004 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013 [Commission File Number 1-6357].)

10.12*	Form of Restricted Stock Unit Option Agreement for Esterline Technologies Corporation Amended and Restated 2004 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013 [Commission File Number 1-6357].)

10.13*	Form of Global Stock Option Agreement for Esterline Technologies Corporation 2013 Equity Incentive Plan.

10.14*	Form of Restricted Stock Unit Options Agreement for Esterline Technologies Corporation 2013 Equity Incentive Plan.

10.15*	Restricted Stock Unit Agreement between Robert D. George and Esterline Technologies Corporation dated September 11, 2013.

10.16*	Restricted Stock Unit Agreement between Alain M. Durand and Esterline Technologies Corporation dated September 11, 2013.

10.17*	Restricted Stock Unit Agreement between Albert S. Yost and Esterline Technologies Corporation dated September 11, 2013.

10.18*	Restricted Stock Unit Agreement between Curtis C. Reusser and Esterline Technologies Corporation dated October 28, 2013.

10.19*	Executive Officer Termination Protection Agreement. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.20*	Offer Letter from Esterline Technologies Corporation to Frank Houston dated March 4, 2005. (Incorporated by reference to Exhibit 10.19e to the Company’s Current Report on Form 8-K dated March 29, 2005 [Commission File Number 1-6357].)

10.21*	Offer Letter from Esterline Technologies Corporation to Brad Lawrence dated December 11, 2006. (Incorporated by reference to Exhibit 10.19f to the Company’s Current Report on Form 8-K dated January 23, 2007 [Commission File Number 1-6357].)

10.22*	Offer Memo from Esterline Technologies Corporation to Alain Durand dated June 14, 2011. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 27, 2012 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.23*	Promotion Letter from Esterline Technologies Corporation to Marcia Mason dated August 1, 2012. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013 [Commission File Number 1-6357].)

10.24*	Promotion Letter from Esterline Technologies Corporation to Albert Yost dated November 16, 2009. (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013 [Commission File Number 1-6357].)

10.25*	Offer Letter from Esterline Technologies Corporation to Curtis C. Reusser dated September 11, 2013. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 12, 2013 [Commission File Number 1-6357].)

10.26	Letter Agreement, dated December 13, 2012, among Esterline Technologies Corporation, Relational Investors, LLC and the other parties named in the Letter Agreement. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 18, 2012 [Commission File Number 1-6357].)

10.27	Real Property Lease and Sublease, dated June 28, 1996, between 810 Dexter L.L.C. and Korry Electronics Co. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.28	Industrial Lease dated July 17, 1984, between 901 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 901 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.29	Fourth Amendment dated July 27, 1994, to Industrial Lease dated July 17, 1984 between Houg Family Partnership, as successor to 901 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.4a to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.30	Industrial Lease dated July 17, 1984, between 801 Dexter Associates and Korry Electronics Co., First Amendment to Lease dated May 10, 1985, Second Amendment to Lease dated June 20, 1986, Third Amendment to Lease dated September 1, 1987, and Notification of Option Exercise dated January 7, 1991, relating to the manufacturing facility of Korry Electronics at 801 Dexter Avenue N., Seattle, Washington. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.31	Fourth Amendment dated March 28, 1994, to Industrial Lease dated July 17, 1984, between Michael Maloney and the Bancroft & Maloney general partnership, as successor to 801 Dexter Associates, and Korry Electronics Co. (Incorporated by reference to Exhibit 10.5a to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.32	Property lease between Slibail Immobilier and Norbail Immobilier and Auxitrol S.A., dated April 29, 1997, relating to the manufacturing facility of Auxitrol at 5, allée Charles Pathé, 18941 Bourges Cedex 9, France, effective on the construction completed date (December 5, 1997). (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.33	Industrial and Build-to-Suit Purchase and Sale Agreement between The Newhall Land and Farming Company, Esterline Technologies Corporation and TA Mfg. Co., dated February 13, 1997 including Amendments, relating to premises located at 28065 West Franklin Parkway, Valencia, CA. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.34	Lease Agreement, dated as of February 27, 1998, between Glacier Partners and Advanced Input Devices, Inc., as amended by Lease Amendment #1, dated February 27, 1998. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2000 [Commission File Number 1-6357].)

10.35	Lease Amendment #2 between Glacier Partners and Advanced Input Devices, Inc., dated July 2, 2002, and Lease Amendment #3 between Glacier Partners and Advanced Input Devices, Inc., dated September 18, 2009. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended October 30, 2009 [Commission File Number 1-6357].)

10.36	Lease Agreement, dated as of August 6, 2003, by and between the Prudential Insurance Company of America and Mason Electric Co., relating to premises located at Sylmar, California. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 [Commission File Number 1-6357].)

10.37	Occupation Lease of Buildings known as Phases 3 and 4 on the Solartron Site at Victoria Road, Farnborough, Hampshire between J Sainsbury Developments Limited and Weston Aerospace Limited, dated July 21, 2000. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 [Commission File Number 1-6357].)

10.38	Lease Agreement dated as of March 19, 1969, as amended, between Leach Corporation and Gin Gor Ju, Trustee of Ju Family Trust, relating to premises located in Orange County. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended October 29, 2004 [Commission File Number 1-6357].)

10.39	Lease Agreement, dated November 29, 2005 between Lordbay Investments Limited, Darchem Engineering Limited and Darchem Holdings Limited relating to premises located at Units 4 and 5 Eastbrook Road, London Borough of Gloucestershire Gloucester. (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2006 [Commission File Number 1-6357].)

10.40	Amendment No. 1 dated as of November 23, 2005 to Lease Agreement dated as of March 1, 1994 between Highland Industrial Park, Inc. and Armtec Countermeasures Company. (Incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2006 [Commission File Number 1-6357].)

10.41	Lease Agreement dated November 4, 2002, between American Ordnance LLC and FR Countermeasures, relating to premises located at 25A Ledbetter Gate Road, Milan, Tennessee. (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.42	Lease Agreement between Capstone PF LLC and Korry Electronics Co. dated as of March 26, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2008 [Commission File Number 1-6357].)

10.43	Exhibit C to Lease Agreement between Capstone PF LLC and Korry Electronics Co. dated as of March 26, 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.44	First Amendment to Building Lease and Sublease, dated June 25, 2008, between Capstone PF LLC and Korry Electronics Co. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.45	Second Amendment to Building Lease and Sublease, dated July 30, 2008, between Capstone PF LLC and Korry Electronics Co. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.46	Subordination, Nondisturbance and Attornment Agreement and Estoppel Certificate, dated July 30, 2008, between Keybank National Association and Korry Electronics Co. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.47	Lease Extension Agreement between Weir Redevelopment Company and Kirkhill TA dated October 30, 2009. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2010 [Commission File Number 1-6357].)

10.48	First and Second Amendment to Office Lease Agreement between City Center Bellevue Property LLC, a Delaware limited partnership, and Esterline Technologies Corporation, a Delaware corporation, dated April 14, 2011, and May 4, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2011 [Commission File Number 1-6357].)

10.49	Agreement of purchase and sale and joint escrow instruction between Kirkhill-TA Co., a California corporation, and Absolute Screen Print, Inc., a California corporation, dated August 11, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2011 [Commission File Number 1-6357].)

10.50	Agreement for the sale and purchase of the entire issued share capital of Muirhead Aerospace Limited between Esterline Technologies Limited, Esterline Technologies Corporation, EMA Holding UK Limited, and Ametek, Inc. dated November 3, 2008. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2011 [Commission File Number 1-6357].)

10.51	Stock Purchase Agreement between NMC Group, Inc. and Esterline Technologies Corporation dated November 17, 2008. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended October 29, 2010 [Commission File Number 1-6357].)

10.52	Share Sale and Purchase Agreement Relating to Racal Acoustics Global Limited dated December 21, 2008. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2009 [Commission File Number 1-6357].)

10.53	Stock Purchase Agreement by and between Measurement Specialties, Inc., Pressure Systems, Inc. and Esterline Technologies Corporation dated September 8, 2010, relating to the sale of all issued and outstanding shares of Pressure Systems, Inc. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended October 29, 2010 [Commission File Number 1-6357].)

10.54	Stock Purchase Agreement By and Among Eclipse Electronic Systems, Inc., Its Shareholders, and Esterline Technologies Corporation dated as of December 28, 2010. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2011 [Commission File Number 1-6357].)

10.55	Share Purchase Agreement between FCPR Sagard, FCPR Sagard Connecteurs, Individuals, The Mezzanine Sellers as Sellers and Esterline Technologies Corporation as Buyer, dated May 23, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2011 [Commission File Number 1-6357].)

10.56	First Amendment to Lease between The Prudential Insurance Company of America and Mason Electric, Co. dated July 29, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2013 [Commission File Number 1-6357].)

10.57	Second Amendment to Lease between Sylmar Cascades Properties, L.P. and Mason Electric, Co. dated January 19, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2013 [Commission File Number 1-6357].)

Exhibit Number	Exhibit Index

10.58	Third Amendment to Lease between Sylmar Cascades Properties, L.P. and Mason Electric, Co. dated January 1, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2013 [Commission File Number 1-6357].)

11.1	Schedule setting forth computation of earnings per share for the five fiscal years ended October 25, 2013.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of R. Bradley Lawrence) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Indicates	management contract or compensatory plan or arrangement.