Form 10-Q
period 2014-01-31
ESTERLINE TECHNOLOGIES CORP
filed 2014-03-07
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014.

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

As of March 3, 2014, 31,812,639 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of January 31, 2014 and October 25, 2013

(In thousands, except share amounts)

	January 31, 2014	October 25, 2013
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$208,438	$179,178
Cash in escrow	4,018	4,018
Accounts receivable, net of allowances of $9,931 and $9,215	328,016	383,666
Inventories
Raw materials and purchased parts	172,653	165,231
Work in process	196,857	182,882
Finished goods	105,146	99,550

	474,656	447,663

Income tax refundable	5,878	6,526
Deferred income tax benefits	46,482	47,277
Prepaid expenses	24,850	18,183
Other current assets	4,013	5,204

Total Current Assets	1,096,351	1,091,715

Property, Plant and Equipment	767,127	767,861
Accumulated depreciation	400,673	396,664

	366,454	371,197

Other Non-Current Assets
Goodwill	1,130,754	1,128,977
Intangibles, net	581,179	580,949
Debt issuance costs, net of accumulated amortization of $4,785 and $4,359	5,785	6,211
Deferred income tax benefits	71,173	71,840
Other assets	18,639	11,223

	$3,270,335	$3,262,112

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of January 31, 2014 and October 25, 2013

(In thousands, except share amounts)

	January 31, 2014	October 25, 2013
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$116,052	$123,597
Accrued liabilities	238,918	253,561
Current maturities of long-term debt	21,044	21,279
Deferred income tax liabilities	2,609	2,307
Federal and foreign income taxes	4,926	7,348

Total Current Liabilities	383,549	408,092

Long-Term Liabilities
Credit facilities	155,000	130,000
Long-term debt, net of current maturities	530,245	537,859
Deferred income tax liabilities	187,063	193,119
Pension and post-retirement obligations	64,229	68,102
Other liabilities	55,005	40,188

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 31,777,632 and 31,441,949	6,356	6,288
Additional paid-in capital	626,143	604,511
Retained earnings	1,315,168	1,285,090
Accumulated other comprehensive loss	(62,800)	(22,284)

Total Esterline shareholders’ equity	1,884,867	1,873,605
Noncontrolling interests	10,377	11,147

Total Shareholders’ Equity	1,895,244	1,884,752

	$3,270,335	$3,262,112

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the Three Month Periods Ended January 31, 2014 and January 25, 2013

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	January 31, 2014	January 25, 2013

Net Sales	$504,980	$457,962
Cost of Sales	331,685	297,617

	173,295	160,345
Expenses
Selling, general & administrative	96,206	98,611
Research, development & engineering	26,506	23,076
Restructuring charges	4,796	0

Total Expenses	127,508	121,687

Operating Earnings	45,787	38,658
Interest Income	(120)	(101)
Interest Expense	8,630	10,444

Earnings Before Income Taxes	37,277	28,315
Income Tax Expense	7,113	2,394

Earnings Including Noncontrolling Interests	30,164	25,921
Earnings Attributable to Noncontrolling Interests	(86)	(810)

Net Earnings Attributable to Esterline	$30,078	$25,111

Earnings Per Share Attributable to Esterline:
Basic Earnings Per Share	$.95	$.81
Diluted Earnings Per Share	.93	.80

Comprehensive Income (Loss)	$(10,438)	$36,891

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Month Periods Ended January 31, 2014 and January 25, 2013

(Unaudited)

(In thousands)

	Three Months Ended
	January 31, 2014	January 25, 2013

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$30,164	$25,921
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	29,639	27,971
Deferred income taxes	(1,445)	(3,516)
Share-based compensation	3,583	3,743
Working capital changes, net of effect of acquisitions:
Accounts receivable	56,012	54,172
Inventories	(25,033)	(8,743)
Prepaid expenses	(6,334)	(5,771)
Other current assets	515	(1,658)
Accounts payable	(11,443)	(6,683)
Accrued liabilities	(15,640)	(9,783)
Federal and foreign income taxes	(3,531)	161
Other liabilities	(143)	9,486
Other, net	(6,421)	1,296

	49,923	86,596

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(11,533)	(12,253)
Acquisition of business, net of cash acquired	(44,599)	0

	(56,132)	(12,253)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	14,677	3,671
Excess tax benefits from stock option exercises	3,440	335
Repayment of long-term credit facilities	0	(15,000)
Repayment of long-term debt	(3,847)	(21,609)
Proceeds from issuance of long-term credit facilities	25,000	82
Proceeds from government assistance	0	650
Dividends paid to noncontrolling interests	(702)	(514)

	38,568	(32,385)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(3,099)	143

Net Increase in Cash and Cash Equivalents	29,260	42,101

Cash and Cash Equivalents – Beginning of Period	179,178	160,675

Cash and Cash Equivalents – End of Period	$208,438	$202,776

Supplemental Cash Flow Information
Cash paid for interest	$11,893	$2,830
Cash paid for taxes	14,082	5,083

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Periods Ended January 31, 2014 and January 25, 2013

1.	The consolidated balance sheet as of January 31, 2014, the consolidated statement of operations and comprehensive income (loss) for the three month periods ended January 31, 2014, and January 25, 2013, and the consolidated statement of cash flows for the three month periods ended January 31, 2014, and January 25, 2013, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2013, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America. The first fiscal quarter of 2014 was 14 weeks, while the first fiscal quarter of 2013 was 13 weeks.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options and restricted stock units. Common shares issuable from employee stock plans that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 194,900 and 672,825 in the first fiscal quarter of 2014 and 2013, respectively. Shares used for calculating earnings per share are disclosed in the following table.

(In thousands)	Three Months Ended
	January 31, 2014	January 25, 2013

Shares Used for Basic Earnings Per Share	31,608	30,904
Shares Used for Diluted Earnings Per Share	32,230	31,423

5.	The Company’s comprehensive income (loss) is as follows:

(In thousands)	Three Months Ended
	January 31, 2014	January 25, 2013

Net Earnings	$30,078	$25,111
Change in Fair Value of Derivative Financial Instruments, Net of Tax (1)	(8,923)	(46)
Change in Pension and Post-Retirement Obligations, Net of Tax (2)	1,892	(151)
Foreign Currency Translation Adjustment	(33,485)	11,977

Comprehensive Income (Loss)	$(10,438)	$36,891

(1)  Net of tax benefit (expense) of $3,345 and $(224) for the first fiscal quarter of 2014 and 2013, respectively.

(2)  Net of tax benefit (expense) of $(801) and $55 for the first fiscal quarter of 2014 and 2013, respectively.

The Company’s accumulated other comprehensive loss is comprised of the following:

(In thousands)	January 31, 2014	October 25, 2013

Net unrealized loss on derivative contracts	$(10,419)	$(1,496)
Pension and post-retirement obligations	(54,293)	(56,185)
Currency translation adjustment	1,912	35,397

Total accumulated other comprehensive loss	$(62,800)	$(22,284)

6.	On December 20, 2013, the Company acquired Sunbank Family of Companies, LLC (Sunbank) for approximately $45 million, $25 million of which was from the Company’s credit facility, and excluding up to $5 million in additional contingent consideration based upon achievement of certain sales levels over a two-year period. Sunbank is a manufacturer of electrical cable accessories, connectors and flexible conduit systems. Sunbank is included in the Sensors & Systems segment.

On February 4, 2013, the Company acquired the Gamesman Group (Gamesman) for $40.8 million. Gamesman is a global supplier of input devices principally serving the gaming industry. Gamesman is included in the Avionics & Controls segment.

7.	The income tax rate was 19.1% in the first fiscal quarter of 2014 compared with 8.5% in the prior-year period. In the first fiscal quarter of 2014, the Company recognized approximately $0.5 million of discrete tax benefits principally related to the release of reserves due to the expiration of a statute of limitations. In the first fiscal quarter of 2013, the Company recognized $3.7 million of discrete tax benefits related to the following items. The first item was approximately $1.5 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits. The second item was approximately $2.2 million of tax benefits related to the settlement of U.S. and foreign tax examinations. The income tax rate differed from the statutory rate in the first fiscal quarter of 2014 and 2013, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $1.6 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.

8.	As of January 31, 2014, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the first fiscal quarter of 2014 and 2013 was $3.6 million and $3.7 million, respectively. During the first fiscal quarter of 2014 and 2013, the Company issued 335,683 and 91,422 shares, respectively, under its share-based compensation plans.

Employee Stock Purchase Plan (ESPP)

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded under the ESPP.

Employee Sharesave Scheme

The Company offers shares under its employee sharesave scheme for U.K. employees. This plan allows participants the option to purchase shares at a 5% discount of the market price of the stock as of the beginning of the offering period. The term of these options is three years. The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan. Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. No options were granted during the first fiscal quarter of 2014 or 2013.

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 187,200 options and 237,700 options in the three month periods ended January 31, 2014, and January 25, 2013, respectively. The weighted-average grant date fair value of options granted during the three month periods ended January 31, 2014, and January 25, 2013, was $45.14 per share and $29.12 per share, respectively.

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

Three Months Ended
	January 31, 2014	January 25, 2013

Risk-free interest rate	1.73 – 2.99%	0.79 – 1.88%
Volatility	41.87 – 43.17%	41.89 – 44.25%
Expected life (years)	5 – 9	4.5 – 9.5
Dividends	0	0

The Company granted 76,575 and 32,200 restricted stock units in the three month periods ended January 31, 2014, and January 25, 2013, respectively. The weighted-average grant date fair value of restricted stock units granted during the three month periods ended January 31, 2014, and January 25, 2013, was $84.31 and $62.52 per share, respectively. The fair value of each restricted stock unit granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.

9.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC Electronics, Inc. (CMC). Components of periodic pension cost consisted of the following:

(In thousands)	Three Months Ended
	January 31, 2014	January 25, 2013
Service cost	$2,730	$2,749
Interest cost	4,813	4,317
Expected return on plan assets	(6,515)	(5,573)
Amortization of prior service cost	19	21
Amortization of actuarial loss	1,357	3,412

Net Periodic Cost	$2,404	$4,926

The Company’s principal post-retirement plans include non-U.S. plans, which are non-contributory healthcare and life insurance plans. The components of expense of these other retirement benefits consisted of the following:

(In thousands)	Three Months Ended
	January 31, 2014	January 25, 2013
Service cost	$235	$259
Interest cost	189	190
Amortization of prior service cost	(17)	(17)
Amortization of actuarial loss (gain)	(68)	8

Net Periodic Cost	$339	$440

The Company amortizes prior service cost and actuarial gains and losses from accumulated other comprehensive income to expense over the remaining service period.

10.

In March 2011, the Company entered into a $460.0 million secured credit facility made available through a group of banks. The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. The credit facility expires in July 2016. The interest rate ranges from

LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At January 31, 2014, the Company had $155.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.75%, which was 1.91% at January 31, 2014.

In July 2011, the Company amended the secured credit facility to provide for a €125.0 million term loan (Euro Term Loan). The interest rate on the Euro Term Loan ranges from Euro LIBOR plus 1.5% to Euro LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At January 31, 2014, the Company had €16.4 million outstanding, or $22.2 million, under the Euro Term Loan at an interest rate of Euro LIBOR plus 1.75%, which was 1.97% at January 31, 2014. The loan amortizes at 1.25% of the original principal balance quarterly through March 2016, with the remaining balance due in July 2016.

In April 2013, the Company amended the secured credit facility to provide for a $175.0 million term loan (U.S. Term Loan). The interest rate on the U.S. Term Loan ranges from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At January 31, 2014, the Company had $168.4 million outstanding under the U.S. Term Loan at an interest rate of LIBOR plus 1.75%, which was 1.91% at January 31, 2014. The loan amortizes at 1.25% of the original principal balance quarterly through March 2016, with the remaining balance due in July 2016.

In April 2013, the Company redeemed the $175.0 million 6.625% Senior Notes due March 2017 (2017 Notes). In connection with the redemption, the Company wrote off $1.3 million in unamortized debt issuance costs as a charge against interest expense. In addition, the Company incurred a $3.9 million redemption premium and received proceeds of $2.9 million from the termination of its $175.0 million interest rate swap agreements. As a result, the redemption of the 2017 Notes resulted in a net loss of $0.9 million on extinguishment of debt in the second quarter of fiscal 2013.

Based on quoted market prices, the fair value of the Company’s $250.0 million 7.0% Senior Notes due August 2020 (2020 Notes) was $272.5 million as of January 31, 2014, and October 25, 2013. The carrying amounts of the secured credit facility, Euro Term Loan and the U.S. Term Loan due 2016 approximate fair value. Estimates of fair value for the 2020 Notes are based on quoted market prices, and considered Level 2 inputs as defined in the fair value hierarchy, described in Note 11.

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The repayment of this advance is based on year-over-year commercial aviation revenue growth at CMC beginning in 2014. Imputed interest on the advance was 4.27% at January 31, 2014. The discounted value of debt recognized was $54.1 million and $56.9 million as of January 31, 2014, and October 25, 2013, respectively.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at January 31, 2014, and October 25, 2013:

(In thousands)	Level 2
	January 31, 2014	October 25, 2013
Assets:
Derivative contracts designated as hedging instruments	$1,312	$2,270
Derivative contracts not designated as hedging instruments	2,883	3,670
Embedded derivatives	3,266	706

Liabilities:
Derivative contracts designated as hedging instruments	$15,824	$4,541
Derivative contracts not designated as hedging instruments	378	122
Embedded derivatives	357	344

(In thousands)	Level 3
	January 31, 2014	October 25, 2013
Liabilities:
Contingent purchase obligation	$9,000	$4,000

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

The Company’s contingent purchase obligations consist of additional contingent consideration in connection with the acquisitions of Eclipse Electronic Systems, Inc. (Eclipse) and Sunbank. The contingent considerations will be payable to the sellers if certain performance objectives are met following the acquisition in accordance with the terms of each agreement. The values recorded on the balance sheet were derived from the estimated probability that the performance objectives will be met. The contingent purchase obligations are categorized as Level 3 in the fair value hierarchy.

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company does not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of January 31, 2014. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of January 31, 2014, and October 25, 2013, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $364.4 million and $369.0 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In fiscal 2010, the Company entered into interest rate swap agreements for $175.0 million on the 2017 Notes. The swap agreements exchanged the fixed interest rate on the 2017 Notes of 6.625% for a variable interest rate. In the second quarter of fiscal 2013, the swap agreements were terminated and the Company redeemed the 2017 Notes with the proceeds from the $175.0 million U.S. Term Loan. The Company recorded a gain on the swap termination of $2.9 million in the second quarter of fiscal 2013.

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

Fair Value of Derivative Instruments

Fair value of derivative instruments in the Consolidated Balance Sheet at January 31, 2014, and October 25, 2013, consisted of:

(In thousands)	Fair Value
Classification	January 31, 2014	October 25, 2013

Foreign Currency Forward Exchange Contracts:
Other current assets	$2,992	$4,547
Other assets	1,203	1,393
Accrued liabilities	10,627	3,002
Other liabilities	5,575	1,661

Embedded Derivative Instruments:
Other current assets	$53	$59
Other assets	3,213	647
Accrued liabilities	357	344

The effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the first fiscal quarter in 2014 and 2013 consisted of:

(In thousands)	Location of Gain (Loss)	January 31, 2014	January 25, 2013
Fair Value Hedges:
Interest rate swap contracts	Interest Expense	$0	$716
Embedded derivatives	Sales	2,819	523

Cash Flow Hedges:
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCI (effective portion)	AOCI	$(11,803)	$257
Amount of gain (loss) reclassified from AOCI into income	Sales	(464)	(80)

Net Investment Hedges:
Euro term loan	AOCI	$529	$(2,416)

In each of the first fiscal quarters of 2014 and 2013, the Company recorded a loss of $0.5 million and a gain of $0.4 million, respectively, on foreign currency forward exchange contracts that have not been designated as an accounting hedge. These foreign currency exchange losses are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first fiscal quarter of 2014 and 2013. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first fiscal quarter of 2014.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $9.2 million of net loss into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at January 31, 2014, is 24 months.

13.	On December 5, 2013, the Company announced the acceleration of its plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions. These integration activities are expected to result in charges and expenses of approximately $40 million. The Company expects to incur costs of $25 million to $30 million in fiscal 2014 to support these efforts, with the balance to be incurred in fiscal 2015. The costs are mainly for severance, relocation of facilities and losses on the write off of certain property, plant and equipment. In the first fiscal quarter of 2014, restructuring expense totaled $5.4 million, reflecting a $2.5 million loss on the write off of certain property, plant and equipment and $2.3 million in severance. The Company has recorded an accrued liability for $2.8 million for these activities as of January 31, 2014.

14.	On March 5, 2014, the Company entered into a Consent Agreement (CA) with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DTCC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations. The CA settles the pending ITAR compliance matter with the DTCC previously reported by the Company that resulted from voluntary reports the Company filed with DTCC that disclosed possible technical and administrative violations of the ITAR. The CA has a three-year term and provides for: (i) a payment of $20 million, $10 million of which is suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures; (ii) the appointment of an external Special Compliance Official to oversee compliance with the CA and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training.

The settlement amount in the CA is consistent with the amount proposed by DTCC in August 2013, for which the Company estimated and recorded a $10 million charge in the fiscal quarter ended July 26, 2013. The $10 million portion of the settlement that is not subject to suspension will be paid in installments, with $4 million to be paid in March 2014, and $2 million paid in each of March 2015, 2016, and 2017. The Company expects some part of recent investments made in our ITAR compliance program will be eligible for credit against the suspended portion of the settlement amount, which include: additional staffing, ongoing implementation of a new software system, employee training, and establishment of a regular compliance audit program and corrective action process. The Company expects recent and future investments in remedial compliance measures will be sufficient to cover the $10 million suspended payment.

15.	Segment information:

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended
	January 31, 2014	January 25, 2013
Sales
Avionics & Controls	$200,439	$174,570
Sensors & Systems	187,089	171,810
Advanced Materials	117,452	111,582

Total Sales	$504,980	$457,962

Earnings From Operations Before Income Taxes
Avionics & Controls	$24,764	$18,589
Sensors & Systems	20,238	19,001
Advanced Materials	16,004	17,644

Segment Earnings	61,006	55,234

Corporate expense	(15,219)	(16,576)
Interest income	120	101
Interest expense	(8,630)	(10,444)

	$37,277	$28,315

16.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of January 31, 2014, and October 25, 2013, and for the applicable periods ended January 31, 2014, and January 25, 2013, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the current subsidiary guarantors (Guarantor Subsidiaries) of the secured credit facility, 2017 Notes (for periods prior to the ending of the fiscal quarter ended April 26, 2013), and 2020 Notes; and (c) on a combined basis, the subsidiaries that are not guarantors of the secured credit facility, 2017 Notes (for periods prior to the ending of the fiscal quarter ended April 26, 2013), and 2020 Notes (Non-Guarantor Subsidiaries). The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the secured credit facility, the 2017 Notes (for periods prior to the ending of the fiscal quarter ended April 26, 2013) and the 2020 Notes.

Condensed Consolidating Balance Sheet as of January 31, 2014.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$14,798	$5,426	$188,214	$0	$208,438
Cash in escrow	4,018	0	0	0	4,018
Accounts receivable, net	228	128,972	198,816	0	328,016
Inventories	0	209,636	265,020	0	474,656
Income tax refundable	3,125	2,753	0	0	5,878
Deferred income tax benefits	23,835	177	22,470	0	46,482
Prepaid expenses	57	9,017	15,776	0	24,850
Other current assets	84	115	3,814	0	4,013

Total Current Assets	46,145	356,096	694,110	0	1,096,351

Property, Plant & Equipment, Net	1,625	174,832	189,997	0	366,454
Goodwill	0	366,634	764,120	0	1,130,754
Intangibles, Net	0	159,127	422,052	0	581,179
Debt Issuance Costs, Net	4,913	0	872	0	5,785
Deferred Income Tax Benefits	17,371	1	53,801	0	71,173
Other Assets	140	6,501	11,998	0	18,639
Amounts Due From (To) Subsidiaries	0	587,462	0	(587,462)	0
Investment in Subsidiaries	2,718,924	979,555	342,374	(4,040,853)	0

Total Assets	$2,789,118	$2,630,208	$2,479,324	$(4,628,315)	$3,270,335

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$1,507	$33,149	$81,396	$0	$116,052
Accrued liabilities	10,936	84,557	143,425	0	238,918
Current maturities of long-term debt	8,750	399	11,895	0	21,044
Deferred income tax liabilities	568	23	2,018	0	2,609
Federal and foreign income taxes	248	(31,098)	35,776	0	4,926

Total Current Liabilities	22,009	87,030	274,510	0	383,549

Credit Facilities	155,000	0	0	0	155,000
Long-Term Debt, Net	409,688	55,365	65,192	0	530,245
Deferred Income Tax Liabilities	57,322	(5)	129,746	0	187,063
Pension and Post- Retirement Obligations	17,449	650	46,130	0	64,229
Other Liabilities	18,453	3,944	32,608	0	55,005
Amounts Due To (From) Subsidiaries	213,953	0	406,256	(620,209)	0
Shareholders’ Equity	1,895,244	2,483,224	1,524,882	(4,008,106)	1,895,244

Total Liabilities and Shareholders’ Equity	$2,789,118	$2,630,208	$2,479,324	$(4,628,315)	$3,270,335

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three month period ended January 31, 2014.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$229,129	$277,293	$(1,442)	$504,980
Cost of Sales	0	147,680	185,447	(1,442)	331,685

	0	81,449	91,846	0	173,295

Expenses
Selling, general and administrative	0	40,424	55,782	0	96,206
Research, development and engineering	0	12,256	14,250	0	26,506
Restructuring charges	0	3,073	1,723	0	4,796

Total Expenses	0	55,753	71,755	0	127,508

Operating Earnings	0	25,696	20,091	0	45,787
Interest Income	(3,996)	(2,025)	(14,677)	20,578	(120)
Interest Expense	6,336	7,057	15,815	(20,578)	8,630

Earnings (Loss) Before Taxes	(2,340)	20,664	18,953	0	37,277
Income Tax Expense (Benefit)	(476)	4,295	3,294	0	7,113

Earnings (Loss) Including Noncontrolling Interests	(1,864)	16,369	15,659	0	30,164
Earnings Attributable to Noncontrolling Interests	0	0	(86)	0	(86)

Earnings (Loss) Attributable to Esterline	(1,864)	16,369	15,573	0	30,078
Equity in Net Earnings of Consolidated Subsidiaries	31,942	432	(606)	(31,768)	0

Net Earnings (Loss) Attributable to Esterline	$30,078	$16,801	$14,967	$(31,768)	$30,078

Comprehensive Income (Loss)	$(2,821)	$17,404	$(11,634)	$(13,387)	$(10,438)

Condensed Consolidating Statement of Cash Flows for the three month period ended January 31, 2014.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$30,164	$16,801	$14,967	$(31,768)	$30,164
Depreciation & amortization	0	11,196	18,443	0	29,639
Deferred income taxes	1,540	(6)	(2,979)	0	(1,445)
Share-based compensation	0	1,568	2,015	0	3,583
Working capital changes, net of effect of acquisitions:
Accounts receivable	88	30,001	25,923	0	56,012
Inventories	0	(10,493)	(14,540)	0	(25,033)
Prepaid expenses	60	(2,962)	(3,432)	0	(6,334)
Other current assets	2	0	513	0	515
Accounts payable	(207)	(1,407)	(9,829)	0	(11,443)
Accrued liabilities	(4,579)	(4,678)	(6,383)	0	(15,640)
Federal & foreign income taxes	(5,285)	(1,091)	2,845	0	(3,531)
Other liabilities	104	(522)	275	0	(143)
Other, net	(122)	113	(6,412)	0	(6,421)

	21,765	38,520	21,406	(31,768)	49,923

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(38)	(4,177)	(7,318)	0	(11,533)
Acquisition of business, net of cash acquired	0	(44,599)	0	0	(44,599)

	(38)	(48,776)	(7,318)	0	(56,132)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	14,677	0	0	0	14,677
Excess tax benefits from stock option exercises	3,440	0	0	0	3,440
Repayment of long-term credit facilities	0	0	0	0	0
Repayment of long-term debt	(2,187)	(71)	(1,589)	0	(3,847)
Proceeds from issuance of long-term credit facilities	25,000	0	0	0	25,000
Proceeds from government assistance	0	0	0	0	0
Dividends paid to noncontrolling interest	0	0	(702)	0	(702)
Net change in intercompany financing	(55,671)	10,919	12,984	31,768	0

	(14,741)	10,848	10,693	31,768	38,568

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(14)	(42)	(3,043)	0	(3,099)

Net Increase (Decrease) in Cash and Cash Equivalents	6,972	550	21,738	0	29,260
Cash and Cash Equivalents – Beginning of Year	7,826	4,876	166,476	0	179,178

Cash and Cash Equivalents – End of Year	$14,798	$5,426	$188,214	$0	$208,438

Condensed Consolidating Balance Sheet as of October 25, 2013.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$7,826	$4,876	$166,476	$0	$179,178
Cash in escrow	4,018	0	0	0	4,018
Accounts receivable, net	316	154,492	228,858	0	383,666
Inventories	0	190,830	256,833	0	447,663
Income tax refundable	0	6,526	0	0	6,526
Deferred income tax benefits	26,731	171	20,375	0	47,277
Prepaid expenses	117	5,510	12,556	0	18,183
Other current assets	86	115	5,003	0	5,204

Total Current Assets	39,094	362,520	690,101	0	1,091,715

Property, Plant & Equipment, Net	1,754	175,402	194,041	0	371,197
Goodwill	0	344,995	783,982	0	1,128,977
Intangibles, Net	0	144,222	436,727	0	580,949
Debt Issuance Costs, Net	5,252	0	959	0	6,211
Deferred Income Tax Benefits	16,782	0	55,058	0	71,840
Other Assets	18	3,692	7,513	0	11,223
Amounts Due From (To) Subsidiaries	0	549,307	0	(549,307)	0
Investment in Subsidiaries	2,588,478	979,123	349,104	(3,916,705)	0

Total Assets	$2,651,378	$2,559,261	$2,517,485	$(4,466,012)	$3,262,112

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$1,714	$29,064	$92,819	$0	$123,597
Accrued liabilities	21,652	87,826	144,083	0	253,561
Current maturities of long-term debt	8,750	237	12,292	0	21,279
Deferred income tax liabilities	568	24	1,715	0	2,307
Federal and foreign income taxes	2,408	(27,399)	32,339	0	7,348

Total Current Liabilities	35,092	89,752	283,248	0	408,092

Credit Facilities	130,000	0	0	0	130,000
Long-Term Debt, Net	411,875	55,562	70,422	0	537,859
Deferred Income Tax Liabilities	57,757	(7)	135,369	0	193,119
Pension and Post-Retirement Obligations	17,500	618	49,984	0	68,102
Other Liabilities	12,298	194	27,696	0	40,188
Amounts Due To (From) Subsidiaries	102,104	0	405,018	(507,122)	0
Shareholders’ Equity	1,884,752	2,413,142	1,545,748	(3,958,890)	1,884,752

Total Liabilities and Shareholders’ Equity	$2,651,378	$2,559,261	$2,517,485	$(4,466,012)	$3,262,112

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three month period ended January 25, 2013.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$206,699	$252,170	$(907)	$457,962
Cost of Sales	0	131,866	166,658	(907)	297,617

	0	74,833	85,512	0	160,345
Expenses
Selling, general and administrative	0	35,731	62,880	0	98,611
Research, development and engineering	0	11,058	12,018	0	23,076
Restructuring charges	0	0	0	0	0

Total Expenses	0	46,789	74,898	0	121,687

Operating Earnings	0	28,044	10,614	0	38,658
Interest Income	(3,660)	(1,717)	(14,688)	19,964	(101)
Interest Expense	8,081	6,321	16,006	(19,964)	10,444

Earnings (Loss) Before Taxes	(4,421)	23,440	9,296	0	28,315
Income Tax Expense (Benefit)	(950)	2,446	898	0	2,394

Earnings (Loss) Including Noncontrolling Interests	(3,471)	20,994	8,398	0	25,921
Earnings Attributable to Noncontrolling Interests	0	0	(810)	0	(810)

Earnings (Loss) Attributable to Esterline	(3,471)	20,994	7,588	0	25,111
Equity in Net Earnings of Consolidated Subsidiaries	28,582	658	0	(29,240)	0

Net Earnings (Loss) Attributable to Esterline	$25,111	$21,652	$7,588	$(29,240)	$25,111

Comprehensive Income (Loss)	$38,776	$21,263	$25,593	$(48,741)	$36,891

Condensed Consolidating Statement of Cash Flows for the three month period ended January 25, 2013.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$25,921	$21,652	$7,588	$(29,240)	$25,921
Depreciation & amortization	0	10,076	17,895	0	27,971
Deferred income taxes	(284)	6	(3,238)	0	(3,516)
Share-based compensation	0	1,467	2,276	0	3,743
Working capital changes, net of effect of acquisitions:
Accounts receivable	(33)	17,220	36,985	0	54,172
Inventories	0	(6,775)	(1,968)	0	(8,743)
Prepaid expenses	(56)	(1,798)	(3,917)	0	(5,771)
Other current assets	(33)	(74)	(1,551)	0	(1,658)
Accounts payable	215	140	(7,038)	0	(6,683)
Accrued liabilities	5,547	218	(15,548)	0	(9,783)
Federal & foreign income taxes	3,167	(1,212)	(1,794)	0	161
Other liabilities	1,840	(1,856)	9,502	0	9,486
Other, net	(2,241)	4,777	(1,240)	0	1,296

	34,043	43,841	37,952	(29,240)	86,596

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(21)	(4,572)	(7,660)	0	(12,253)
Acquisition of business, net of cash acquired	0	0	0	0	0

	(21)	(4,572)	(7,660)	0	(12,253)

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	3,671	0	0	0	3,671
Excess tax benefits from stock option exercises	335	0	0	0	335
Repayment of long-term credit facilities	(15,000)	0	0	0	(15,000)
Repayment of long-term debt	0	(92)	(21,517)	0	(21,609)
Proceeds from issuance of long-term credit facilities	0	0	82	0	82
Proceeds from government assistance	0	0	650	0	650
Dividends paid to noncontrolling interest	0	0	(514)	0	(514)
Net change in intercompany financing	(3,193)	(39,324)	13,277	29,240	0

	(14,187)	(39,416)	(8,022)	29,240	(32,385)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	8	42	93	0	143

Net Increase (Decrease) in Cash and Cash Equivalents	19,843	(105)	22,363	0	42,101
Cash and Cash Equivalents – Beginning of Year	16,770	1,324	142,581	0	160,675

Cash and Cash Equivalents – End of Year	$36,613	$1,219	$164,944	$0	$202,776

Item 2.	Management’s Discussion and Analysis of Financial Condition and
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

On December 5, 2013, we announced the acceleration of our plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions. Our integration activities are expected to result in charges and expenses of approximately $40 million over the next two years. We expect to incur costs of $25 million to $30 million in fiscal 2014, with the balance to be incurred in fiscal 2015. The costs include severance, relocation of facilities and losses from the write off of certain property, plant and equipment. Expense savings on short-cycle activities will commence in fiscal 2014, with substantially more savings projected in fiscal 2015. We expect these projects to result in savings in excess of $15 million annually commencing in fiscal 2016. The projects have payback periods of approximately two years.

On December 20, 2013, we acquired Sunbank Family of Companies, LLC (Sunbank) for approximately $45 million, $25 million of which was from our credit facility, and excluding up to $5 million in additional contingent consideration based upon achievement of certain sales levels over a two-year period. Sunbank is a manufacturer of electrical cable accessories, connectors and flexible conduit systems. Sunbank is included in the Sensors & Systems segment.

On February 4, 2013, we acquired the Gamesman Group (Gamesman). Gamesman is a global supplier of input devices principally serving the gaming industry. Gamesman is included in the Avionics & Controls segment.

In the first fiscal quarter of 2014, net earnings were $30.1 million, or $0.93 per diluted share, compared with $25.1 million, or $0.80 per diluted share, in the prior-year period. Restructuring charges totaled $5.4 million,

$3.7 million after tax or $0.12 per diluted share, in the first fiscal quarter of 2014. Regulatory compliance expense increased $1.8 million in the first fiscal quarter of 2014 over the prior-year period due to our initiative to improve our legal and regulatory compliance policies and programs, including export controls and the Foreign Corrupt Practices Act.

Total sales increased 10.3% over the prior-year period to $505.0 million, reflecting higher sales across all of our segments. Consolidated sales reflected a 14-week period in the first fiscal quarter of 2014 compared to a 13-week period in the prior-year period. Avionics & Controls segment sales benefited from the incremental sales from the Gamesman acquisition. Sensors & Systems segment sales benefited from favorable foreign exchange rate changes and incremental sales from the Sunbank acquisition. Advanced Materials sales increased on higher sales of engineered materials for defense applications, partially offset by lower sales of combustible ordnance. Total sales were impacted by reductions in defense spending mainly due to the continued uncertainty of U.S. congressional budget cuts on defense spending. The impact of these budget cuts is yet to be fully determined, and downward pressure is likely for some period of time.

Consolidated gross margin decreased to 34.3% in the first fiscal quarter of 2014 compared with 35.0% in the prior-year period. This was mainly due to lower gross margins from sales of Sensors & Systems and Advanced Materials. Research, development and engineering spending increased $3.4 million over the prior-year period to 5.2% of sales due to increased spending for Avionics & Controls developments. Selling, general and administrative expense as a percent of sales decreased 2.5 percentage points over the prior-year period to 19.1% of sales. The decrease in selling, general and administrative expense as a percent of sales mainly reflected higher sales volumes. Restructuring expense totaled $5.4 million, comprised mainly of a $2.5 million loss on the write off of certain property, plant and equipment and $2.3 million in severance. Net earnings were impacted by an increase in the income tax rate to 19.1% from 8.5% in the prior-year period, reflecting certain discrete tax benefits recorded in the prior-year period.

Operating results for Avionics & Controls and Sensors & Systems improved compared with the prior-year period, while Advanced Materials earnings declined over the prior-year period. Avionics & Controls benefited from incremental earnings from the Gamesman acquisition and strong earnings from sales of avionics systems compared with the prior-year period. Sensors & Systems benefited from improved earnings from sales of advanced sensors. Advanced Materials earnings declined over the prior-year period due to lower sales of combustible ordnance and U.S. flare countermeasure devices.

Cash flows from operating activities were $49.9 million in the first fiscal quarter of 2014 compared with $86.6 million in the prior-year period.

Results of Operations

Three Month Period Ended January 31, 2014, Compared with Three Month Period Ended January 25, 2013

Sales for the first fiscal quarter increased 10.3% over the prior-year period. The increase in sales is mainly due to a 14-week quarter compared to a 13-week quarter in the prior-year period, as well as incremental sales from the acquisition of Gamesman in February 2013 and Sunbank in December 2013. Sales by segment were as follows:

(In thousands)

	Incr./(Decr.) from prior year period	Three Months Ended
		January 31, 2014	January 25, 2013

Avionics & Controls	14.8%	$200,439	$174,570
Sensors & Systems	8.9%	187,089	171,810
Advanced Materials	5.3%	117,452	111,582

Total Net Sales		$504,980	$457,962

The 14.8% increase in sales of Avionics & Controls mainly reflected incremental sales from the Gamesman acquisition of $19 million, increased sales of avionics systems and control and communication systems of $6 million. The avionics systems sales increase mainly reflected higher sales volumes of aviation products for defense applications. The control and communication systems sales increase mainly reflected increased sales of control panels and switches and communication systems to enhance security and aural clarity in military communications, substantially offset by reduced sales of embedded communication intercept receivers of $5 million.

The 8.9% increase in Sensors & Systems mainly reflected increased sales of connection technologies and $4 million from incremental sales from the Sunbank acquisition in December 2013. Advanced sensors sales increased $4 million on improved OEM sales partially offset by lower aftermarket sales. Segment sales also benefited from a stronger euro and U.K. pound relative to the U.S. dollar compared with the prior-year period.

The 5.3% increase in sales of Advanced Materials principally reflected increased sales volumes of engineered materials of $8 million and offset by decreased sales volumes of defense technologies. The increase in engineered materials mainly reflected higher sales for defense applications. The decrease in defense technologies sales volumes was mainly due to decreased demand for combustible ordnance.

Overall, gross margin was 34.3% and 35.0% for the first fiscal quarter of 2014 and 2013, respectively. Gross profit was $173.3 million and $160.3 million for the first fiscal quarter of 2014 and 2013, respectively. Gross margin was impacted by $0.6 million in restructuring expense in the first fiscal quarter of 2014.

Avionics & Controls segment gross margin was 36.7% and 36.6% for the first fiscal quarter of 2014 and 2013, respectively. Segment gross profit was $73.6 million compared with $63.8 million in the prior-year period. Segment gross margin for the first fiscal quarter of 2014 was impacted by $0.4 million in restructuring expense. The increase in segment gross profit was principally due to higher gross profit on avionics systems and interface technologies of $10 million. The increase in avionics systems gross profit mainly reflected higher sales volumes of aviation products and the effect of a favorable change in foreign currency exchange rates. The increase in interface technologies gross profit of $5 million mainly reflected incremental gross profit from the Gamesman acquisition. Control and communication systems gross profit was flat compared to the prior-year period and was impacted by a $4 million decrease in gross profit on sales of embedded communication intercept receivers.

Sensors & Systems segment gross margin was 34.9% and 36.5% for the first fiscal quarter of 2014 and 2013, respectively. Segment gross profit was $65.3 million compared with $62.7 million in the prior-year period. The decrease in segment gross margin reflected lower gross margin from sales of connection technologies, which was impacted by an inventory valuation adjustment for excess inventory and $0.2 million in restructuring expense. Gross margin was further impacted by recording Sunbank’s acquired inventory at its fair value. In addition, Sunbank’s gross margins are lower than connection technologies’ gross margins. The increase in gross profit was mainly due to increased gross profit for advanced sensors of $2 million from higher sales volumes and sales mix.

Advanced Materials segment gross margin was 29.3% compared to 30.3% for the prior-year period. Segment gross profit was $34.4 million compared with $33.8 million in the prior-year period. The decrease in gross margin was due to lower sales of combustible ordnance and U.S. flare countermeasure devices and reduced yields. The increase in segment gross profit was principally due to a $6 million increase in gross profit on higher sales of elastomer materials mainly for defense applications, which was substantially offset by decreased gross profit on sales of defense technologies.

Selling, general and administrative expenses (which include corporate expenses) totaled $96.2 million, or 19.1% of sales, and $98.6 million, or 21.5% of sales, for the first fiscal quarter of 2014 and 2013, respectively. The decrease in selling, general and administrative expense as a percentage of sales mainly reflected higher sales volumes. A $1.4 million decrease in corporate expense mainly reflected a foreign currency exchange loss on an intercompany loan incurred in the prior-year period.

Total restructuring expenses were $5.4 million, or 1.1% of sales, in the first fiscal quarter of 2014, of which $4.8 million is reported separately as restructuring expenses and $0.6 million is included in costs of goods sold. Restructuring expenses were mainly comprised of $2.3 million in severance and a $2.5 million loss on the write off of certain property, plant and equipment.

Research, development and engineering spending was $26.5 million, or 5.2% of sales, for the first fiscal quarter of 2014 compared with $23.1 million, or 5.0% of sales, for the first fiscal quarter of 2013. The increase in research, development and engineering spending principally reflects higher spending on avionics systems. Fiscal 2014 research, development and engineering spending is expected to be in the range of approximately 5% to 5.25% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first fiscal quarter of 2014 totaled $61.0 million, or 12.1% of sales, compared with $55.2 million, or 12.1% of sales, for the first fiscal quarter in 2013. Excluding restructuring expenses of $5.4 million, segment earnings were $66.4 million, or 13.2% of sales, for the first fiscal quarter of 2014.

Avionics & Controls segment earnings were $24.8 million, or 12.4% of sales, in the first fiscal quarter of 2014 and $18.6 million, or 10.6% of sales, in the first fiscal quarter of 2013, mainly reflecting a $4 million increase in avionics systems and a $4 million increase in interface technologies, partially offset by a decrease in control and communication systems. Avionics systems earnings benefited from increased gross profit, partially offset by $2.1 million in restructuring expense, mainly severance, and higher research, development and engineering expense of $2.2 million. The increase in interface technologies earnings reflected incremental earnings from the Gamesman acquisition. Control and communication systems earnings were mainly impacted by decreased earnings on lower sales of embedded communication intercept receivers.

Sensors & Systems segment earnings were $20.2 million, or 10.8% of sales, for the first fiscal quarter of 2014 compared with $19.0 million, or 11.1% of sales, for the first fiscal quarter of 2013. Sensors & Systems mainly benefited by improved earnings from increased sales of advanced sensors, partially offset by $0.5 million in restructuring expense.

Advanced Materials segment earnings were $16.0 million, or 13.6% of sales, for the first fiscal quarter of 2014 compared with $17.6 million, or 15.8% of sales, for the first fiscal quarter of 2013, primarily reflecting lower earnings from sales of combustible ordnance and countermeasures and restructuring expense of $2.6 million. The restructuring expense mainly reflected a loss from the write off of certain property, plant and equipment resulting from a planned facility closure. This decrease in segment earnings was partially offset by increased gross profit on higher sales of elastomer materials for defense applications.

Interest expense for the first fiscal quarter of 2014 was $8.6 million compared with $10.4 million for the first fiscal quarter of 2013, reflecting lower borrowings.

The income tax rate was 19.1% in the first fiscal quarter of 2014 compared with 8.5% in the prior-year period. In the first fiscal quarter of 2014, we recognized $0.5 million of discrete tax benefits principally related to the release of reserves due to the expiration of a statute of limitations. In the first fiscal quarter of 2013, we recognized $3.7 million of discrete tax benefits principally related to the following items. The first item was approximately $1.5 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits. The second item was approximately $2.2 million of tax benefits related to the settlement of U.S. and foreign tax examinations. The income tax rate differed from the statutory rate in the first fiscal quarter of 2014 and 2013, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $1.6 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

We use forward contracts to hedge our foreign currency exchange risk. To the extent that these hedges qualify under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in a currency other than the functional currency of the Company for the first fiscal quarter of 2014 and 2013 are as follows:

(In thousands) Gain (Loss)	Three Months Ended
	January 31, 2014	January 25, 2013
Forward foreign currency contracts	$(487)	$354
Forward foreign currency contracts – reclassified from AOCI	(464)	(80)
Embedded derivatives	2,590	496
Revaluation of monetary assets/liabilities	1,348	(2,451)

Total	$2,987	$(1,681)

New orders for the first fiscal quarter of 2014 were $497.1 million compared with $473.6 million for the same period in 2013. Backlog was $1.3 billion at January 31, 2014, January 25, 2013, and at the end of fiscal 2013.

Liquidity and Capital Resources

Cash and cash equivalents at January 31, 2014, totaled $208.4 million, an increase of $29.3 million from October 25, 2013. Net working capital increased to $712.8 million at January 31, 2014, from $683.6 million at October 25, 2013. Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $49.9 million and $86.6 million in the first fiscal quarter of 2014 and 2013, respectively. The decrease principally reflected increased cash payments for purchases of inventories, interest and income taxes.

Cash flows used by investing activities were $56.1 million and $12.3 million in the first fiscal quarter of 2014 and 2013, respectively. Cash flows used by investing activities in the first fiscal quarter of 2014 mainly reflected cash paid for acquisitions of $44.6 million and capital expenditures of $11.5 million. Cash flows used by investing activities in the first fiscal quarter of 2013 mainly reflected cash paid for capital expenditures.

Cash flows provided by financing activities were $38.6 million in the first fiscal quarter of 2014 and mainly reflected $25.0 million in proceeds from our credit facilities and $14.7 million from the issuance of common stock under our employee stock plans. Cash flows used by financing activities were $32.4 million in the first fiscal quarter of 2013 and mainly reflected $36.6 million in repayment of long-term debt and credit facilities.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $60 million during fiscal 2014, compared with $55.3 million expended in fiscal 2013 (excluding acquisitions).

Total debt at January 31, 2014, was $706.3 million and consisted of $250.0 million of 2020 Notes, $168.4 million of the U.S. Term Loan, $22.2 million (€16.4 million) of the Euro Term Loan, $155.0 million in borrowings under our secured credit facility, $54.1 million government refundable advances, $56.1 million under capital lease obligations, and $0.5 million under our various foreign currency debt agreements and other debt agreements.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through the next twelve months.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 25, 2013, that may cause our or the industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first three months of fiscal 2014. A discussion of our exposure to market risk is provided in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2013.

Item 4.	Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2014. Based upon that evaluation, they concluded as of January 31, 2014, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of January 31, 2014, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

See Note 14 to the Consolidated Financial Statements included in Part 1, Item 1 of this report for information regarding legal proceedings.

Item 6.	Exhibits

10.1*	Esterline Technologies Corporation Fiscal Year 2014 Annual Incentive Compensation Plan.

10.2*	Esterline Technologies Corporation Long-Term Incentive Plan for fiscal years 2014-2016.

10.3	Consent Agreement between Esterline Technologies Corporation and the U.S. Department of State Bureau of Political Military Affairs dated March 5, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2014 [Commission File No. 1-6357].)

11	Schedule setting forth computation of basic and diluted earnings per common share for the three month periods ended January 31, 2014, and January 25, 2013.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: March 7, 2014	By:	/s/ Robert D. George
Robert D. George
Chief Financial Officer, Vice President, and Corporate Development
(Principal Financial Officer)