Form 10-Q
period 2014-05-02
ESTERLINE TECHNOLOGIES CORP
filed 2014-06-05
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2014.

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

As of June 2, 2014, 31,970,428 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                     Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of May 2, 2014 and October 25, 2013

(In thousands, except share amounts)

	May 2, 2014	October 25, 2013
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$207,443	$179,178
Cash in escrow	0	4,018
Accounts receivable, net of allowances of $9,915 and $9,215	354,937	383,666
Inventories
Raw materials and purchased parts	178,202	165,231
Work in process	204,286	182,882
Finished goods	106,742	99,550

	489,230	447,663

Income tax refundable	7,481	6,526
Deferred income tax benefits	47,100	47,277
Prepaid expenses	26,917	18,183
Other current assets	5,716	5,204

Total Current Assets	1,138,824	1,091,715

Property, Plant and Equipment	784,380	767,861
Accumulated depreciation	418,137	396,664

	366,243	371,197

Other Non-Current Assets
Goodwill	1,143,226	1,128,977
Intangibles, net	581,393	580,949
Debt issuance costs, net of accumulated amortization of $5,211 and $4,359	5,359	6,211
Deferred income tax benefits	71,330	71,840
Other assets	19,039	11,223

	$3,325,414	$3,262,112

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of May 2, 2014 and October 25, 2013

(In thousands, except share amounts)

	May 2, 2014	October 25, 2013
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$118,826	$123,597
Accrued liabilities	242,615	253,561
Current maturities of long-term debt	17,980	21,279
Deferred income tax liabilities	2,727	2,307
Federal and foreign income taxes	6,012	7,348

Total Current Liabilities	388,160	408,092

Long-Term Liabilities
Credit facilities	130,000	130,000
Long-term debt, net of current maturities	519,254	537,859
Deferred income tax liabilities	184,842	193,119
Pension and post-retirement obligations	63,750	68,102
Other liabilities	49,431	40,188

Shareholders’ Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 31,941,378 and 31,441,949	6,388	6,288
Additional paid-in capital	639,313	604,511
Retained earnings	1,352,072	1,285,090
Accumulated other comprehensive loss	(19,583)	(22,284)

Total Esterline shareholders’ equity	1,978,190	1,873,605
Noncontrolling interests	11,787	11,147

Total Shareholders’ Equity	1,989,977	1,884,752

	$3,325,414	$3,262,112

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three and Six Month Periods Ended May 2, 2014 and April 26, 2013

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	May 2, 2014	April 26, 2013	May 2, 2014	April 26, 2013

Net Sales	$529,574	$499,562	$1,034,554	$957,524
Cost of Sales	347,229	318,186	678,914	615,803

	182,345	181,376	355,640	341,721
Expenses
Selling, general & administrative	98,470	98,278	194,676	196,889
Research, development & engineering	26,801	25,658	53,307	48,734
Restructuring charges	2,078	0	6,874	0

Total Expenses	127,349	123,936	254,857	245,623

Operating Earnings From Continuing Operations	54,996	57,440	100,783	96,098
Interest Income	(137)	(148)	(257)	(249)
Interest Expense	8,439	11,482	17,069	21,926
Loss on Extinguishment of Debt	0	946	0	946

Earnings From Continuing Operations Before Income Taxes	46,694	45,160	83,971	73,475
Income Tax Expense	9,150	9,482	16,263	11,876

Earnings From Continuing Operations Including Noncontrolling Interests	37,544	35,678	67,708	61,599
Earnings Attributable to Noncontrolling Interests	(297)	(156)	(383)	(966)

Earnings From Continuing Operations Attributable to Esterline, Net of Tax	37,247	35,522	67,325	60,633

Loss From Discontinued Operations Attributable to Esterline, Net of Tax	(343)	0	(343)	0

Net Earnings Attributable to Esterline	$36,904	$35,522	$66,982	$60,633

Earnings (Loss) Per Share Attributable to Esterline – Basic:
Continuing operations	$1.17	$1.14	$2.12	$1.96
Discontinued operations	(.01)	.00	(.01)	.00

Earnings (Loss) Per Share Attributable to Esterline – Basic	$1.16	$1.14	$2.11	$1.96

Earnings (Loss) Per Share Attributable to Esterline – Diluted:
Continuing operations	$1.15	$1.12	$2.08	$1.92
Discontinued operations	(.01)	.00	(.01)	.00

Earnings (Loss) Per Share Attributable to Esterline – Diluted	$1.14	$1.12	$2.07	$1.92

Comprehensive Income	$80,121	$1,367	$69,683	$38,258

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Month Periods Ended May 2, 2014 and April 26, 2013

(Unaudited)

(In thousands)

	Six Months Ended
	May 2, 2014	April 26, 2013

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$67,365	$61,599
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	59,282	56,288
Deferred income taxes	(8,410)	(5,676)
Share-based compensation	6,648	5,658
Gain on sale of capital assets	0	(695)
Working capital changes, net of effect of acquisitions:
Accounts receivable	33,331	41,591
Inventories	(33,485)	(18,279)
Prepaid expenses	(8,072)	(1,974)
Other current assets	(276)	(281)
Accounts payable	(10,650)	422
Accrued liabilities	(13,224)	(13,587)
Federal and foreign income taxes	(3,754)	(2,808)
Other liabilities	(1,587)	(3,212)
Other, net	(2,716)	3,638

	84,452	122,684

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(21,297)	(25,085)
Proceeds from sale of capital assets	0	695
Acquisitions of business, net of cash acquired	(44,043)	(40,689)

	(65,340)	(65,079)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	22,957	15,201
Excess tax benefits from stock options exercises	5,297	1,820
Repayment of long-term credit facilities	(25,000)	(40,000)
Repayment of long-term debt	(19,302)	(197,458)
Proceeds from issuance of long-term credit facilities	25,000	175,000
Dividends paid to noncontrolling interests	(780)	(962)
Debt and other issuance costs	0	(453)

	8,172	(46,852)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	981	(2,251)

Net Increase (Decrease) in Cash and Cash Equivalents	28,265	8,502

Cash and Cash Equivalents – Beginning of Period	179,178	160,675

Cash and Cash Equivalents – End of Period	$207,443	$169,177

Supplemental Cash Flow Information
Cash paid for interest	$14,688	$21,906
Cash paid for taxes	29,724	20,984

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended May 2, 2014 and April 26, 2013

1.	The consolidated balance sheet as of May 2, 2014, the consolidated statement of operations and comprehensive income for the three and six month periods ended May 2, 2014, and April 26, 2013, and the consolidated statement of cash flows for the six month periods ended May 2, 2014, and April 26, 2013, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

2.	The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2013, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

3.	The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America. The first six months of fiscal 2014 contained 27 weeks, while the first six months of fiscal 2013 contained 26 weeks.

4.	Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options and restricted stock units. Common shares issuable from stock options that were excluded from the calculation of diluted earnings per share because they were anti-dilutive were 177,100 and 249,900 in the second fiscal quarter of 2014 and 2013, respectively. Shares used for calculating earnings per share are disclosed in the following table.

(In thousands)	Three Months Ended		Six Months Ended
	May 2, 2014	April 26, 2013	May 2, 2014	April 26, 2013

Shares Used for Basic Earnings Per Share	31,867	31,100	31,733	31,002
Shares Used for Diluted Earnings Per Share	32,475	31,696	32,348	31,559

5.	The Company’s comprehensive income is as follows:

(In thousands)	Three Months Ended		Six Months Ended
	May 2, 2014	April 26, 2013	May 2, 2014	April 26, 2013

Net Earnings	$36,904	$35,522	$66,982	$60,633
Change in Fair Value of Derivative Financial Instruments, Net of Tax (1)	4,963	(1,540)	(3,960)	(1,586)
Change in Pension and Post-retirement Obligations, Net of Tax (2)	254	2,126	2,146	1,975
Foreign Currency Translation Adjustment	38,000	(34,741)	4,515	(22,764)

Comprehensive Income	$80,121	$1,367	$69,683	$38,258

(1)	Net of tax benefit (expense) of $(1,828) and $705 for the second fiscal quarter of 2014 and 2013, respectively. Net of tax benefit of $1,516 and $481 for the first six months of fiscal 2014 and 2013, respectively.

(2)	Net of tax expense of $(214) and $(1,130) for the second fiscal quarter of 2014 and 2013, respectively. Net of tax expense of $(1,016) and $(1,075) for the first six months of fiscal 2014 and 2013, respectively.

The Company’s accumulated other comprehensive loss is comprised of the following:

(In thousands)	May 2, 2014	October 25, 2013

Net unrealized loss on derivative contracts	$(5,456)	$(1,496)
Pension and post-retirement obligations	(54,039)	(56,185)
Currency translation adjustment	39,912	35,397

Total accumulated other comprehensive loss	$(19,583)	$(22,284)

6.	On December 20, 2013, the Company acquired Sunbank Family of Companies, LLC (Sunbank) for $51.0 million. The purchase price included $5 million in additional contingent consideration based upon achievement of certain sales levels over a two-year period. Sunbank is a manufacturer of electrical cable accessories, connectors and flexible conduit systems. Sunbank is included in the Sensors & Systems segment.

On February 4, 2013, the Company acquired the Gamesman Group (Gamesman) for $40.8 million. Gamesman is a global supplier of input devices principally serving the gaming industry. Gamesman is included in the Avionics & Controls segment.

7.	During the second fiscal quarter of 2014, management performed an impairment test of Eclipse Electronic Systems, Inc.’s (Eclipse) long-lived assets including property, plant and equipment and intangible assets due to the uncertain outlook for sales and earnings over the next five years. The net book value of Eclipse’s long-lived assets at May 2, 2014, totaled $41.5 million. Although Eclipse’s sales are currently being delayed and orders pushed out, the forecast of undiscounted cash flow over the remaining useful life of the intangible assets exceeded the book value of Eclipse, and accordingly, no impairment was recorded.

8.	The income tax rate was 19.4% and 16.2% for the first six months of fiscal 2014 and 2013, respectively. In the first six months of fiscal 2014, the Company recognized approximately $1.1 million of discrete tax benefits principally related to the following items. The first item was approximately $0.6 million of tax benefits due to the release of reserves due to the expiration of a statute of limitations. The second item was a $0.5 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate. In the first six months of fiscal 2013, the Company recognized $3.6 million of discrete tax benefits principally related to the following items. The first item was approximately $1.5 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits. The second item was approximately $2.3 million of tax benefits related to the settlement of U.S. and foreign tax examinations. The income tax rate differed from the statutory rate in the first six months of fiscal 2014 and 2013, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $1.6 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.

9.	As of May 2, 2014, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the first six months of fiscal 2014 and 2013 was $6.6 million and $5.7 million, respectively. During the first six months of fiscal 2014 and 2013, the Company issued 491,320 and 383,669 shares, respectively, under its share-based compensation plans.

Employee Stock Purchase Plan (ESPP)

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded.

Employee Sharesave Scheme

The Company offers shares under its employee sharesave scheme for U.K. employees. This plan allows participants the option to purchase shares at a discount of 5% of the market price of the stock as of the beginning of the offering period. The term of these options is three years. The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan. Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 29,242 and 16,722 options in the six month periods ended May 2, 2014, and April 26, 2013, respectively. The weighted-average grant date fair value of options granted during the six month periods ended May 2, 2014, and April 26, 2013, was $27.03 and $20.24 per share, respectively.

The fair value of the awards under the employee sharesave scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect at the time of grant.

	Six Months Ended
	May 2, 2014	April 26, 2013

Volatility	33.69%	36.97%
Risk-free interest rate	0.73%	0.40%
Expected life (years)	3	3
Dividends	0	0

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 191,900 and 237,700 options in the six month periods ended May 2, 2014, and April 26, 2013, respectively. The weighted-average grant date fair value of options granted during the six month periods ended May 2, 2014, and April 26, 2013, was $45.20 and $29.12 per share, respectively.

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

Six Months Ended
	May 2, 2014	April 26, 2013

Volatility	41.87 – 43.17%	41.89 – 44.25%
Risk-free interest rate	1.73 – 2.99%	0.79 – 1.88%
Expected life (years)	5 – 9	4.5 – 9.5
Dividends	0	0

The Company granted 77,075 and 32,200 restricted stock units in the six month periods ended May 2, 2014, and April 26, 2013, respectively. The weighted-average grant date fair value of restricted stock units granted during the six month periods ended May 2, 2014, and April 26, 2013, was $84.34 and $62.52 per share, respectively. The fair value of each restricted stock unit granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.

10.	The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC Electronics, Inc. (CMC). Components of periodic pension cost consisted of the following:

(In thousands)	Three Months Ended		Six Months Ended
	May 2, 2014	April 26, 2013	May 2, 2014	April 26, 2013
Service cost	$2,894	$2,974	$5,623	$6,271
Interest cost	4,765	4,382	9,577	8,794
Expected return on plan assets	(6,939)	(5,632)	(13,451)	(11,305)
Amortization of prior service cost	19	21	38	42
Amortization of actuarial loss	1,343	3,443	2,700	6,855

Net Periodic Cost	$2,082	$5,188	$4,487	$10,657

The Company’s principal post-retirement plans include non-U.S. plans, which are non-contributory healthcare and life insurance plans. The components of expense of these other retirement benefits consisted of the following:

(In thousands)	Three Months Ended		Six Months Ended
	May 2, 2014	April 26, 2013	May 2, 2014	April 26, 2013
Service cost	$228	$254	$463	$513
Interest cost	184	186	373	376
Amortization of prior service cost	(17)	(17)	(34)	(34)
Amortization of actuarial loss (gain)	(66)	8	(134)	16

Net Periodic Cost	$329	$431	$668	$871

11.	In March 2011, the Company entered into a secured credit facility for $460 million made available through a group of banks. The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. The credit facility expires in July 2016. The interest rate ranges from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At May 2, 2014, the Company had $130.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.75%, which was 1.91% at May 2, 2014.

In July 2011, the Company amended the secured credit facility to provide for a €125.0 million term loan (Euro Term Loan). The interest rate on the Euro Term Loan ranges from Euro LIBOR plus 1.5% to Euro LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At May 2, 2014, the Company had €9.0 million outstanding or $12.5 million under the Euro Term Loan at an interest rate of Euro LIBOR plus 1.75%, which was 2.00% at May 2, 2014. The loan amortizes at 1.25% of the original principal balance quarterly through March 2016, with the remaining balance due in July 2016.

In April 2013, the Company amended the secured credit facility to include a $175.0 million term loan (U.S. Term Loan). The interest rate on the U.S. Term Loan ranges from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At May 2, 2014, the Company had $166.3 million outstanding under the U.S. Term Loan at an interest rate of LIBOR plus 1.75%, which was 1.91% at May 2, 2014. The loan amortizes at 1.25% of the original principal balance quarterly through March 2016, with the remaining balance due in July 2016.

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

Based on quoted market prices, the fair value of the Company’s $250.0 million 7.0% Senior Notes due August 2020 (2020 Notes) was $271.3 million and $272.5 million as of May 2, 2014, and October 25, 2013, respectively. The carrying amounts of the secured credit facility, U.S. Term Loan and Euro Term Loan approximate fair value. Estimates of fair value for the 2020 Notes are based on quoted market prices, and considered Level 2 inputs as defined in the fair value hierarchy, described in Note 12.

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The repayment of this advance is based on year-over-year commercial aviation revenue growth at CMC beginning in 2014. Imputed interest on the advance was 4.2% at May 2, 2014. The discounted value of debt recognized was $52.1 million and $56.9 million as of May 2, 2014, and October 25, 2013, respectively.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at May 2, 2014, and October 25, 2013.

(In thousands)	Level 2
	May 2, 2014	October 25, 2013
Assets:
Derivative contracts designated as hedging instruments	$2,452	$2,270
Derivative contracts not designated as hedging instruments	3,739	3,670
Embedded derivatives	1,934	706

Liabilities:
Derivative contracts designated as hedging instruments	$10,179	$4,541
Derivative contracts not designated as hedging instruments	17	122
Embedded derivatives	719	344

(In thousands)	Level 3
	May 2, 2014	October 25, 2013
Liabilities:
Contingent purchase obligation	$5,000	$4,000

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

The Company’s contingent purchase obligations consist of additional contingent consideration in connection with the acquisition of Sunbank of $5.0 million as of May 2, 2014. The contingent considerations will be payable to the sellers if certain performance objectives are met following the acquisition in accordance with the terms of the purchase agreement. The values recorded on the balance sheet were derived from the estimated probability that the performance objectives will be met. The contingent purchase obligations are categorized as Level 3 in the fair value hierarchy. The Company paid $4.0 million of contingent consideration in the second fiscal quarter of 2014 for satisfaction of its obligation related to Eclipse.

13.	The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and has used interest rate swap contracts for the purpose of minimizing exposure to changes in foreign currency exchange rates on business transactions and interest rates, respectively. The Company’s policy is to execute such instruments with banks the Company believes to be creditworthy and not to enter into derivative financial instruments for speculative purposes. These derivative financial instruments do not subject the Company to undue risk, as gains and losses on these instruments generally offset gains and losses on the underlying assets, liabilities, or anticipated transactions that are being hedged.

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of May 2, 2014. The cash flows from derivative contracts are recorded in operating activities in the consolidated statement of cash flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. As of May 2, 2014, and October 25, 2013, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $361.2 million and $369.0 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In fiscal 2010, the Company entered into interest rate swap agreements for $175.0 million on the 2017 Notes. The swap agreements exchanged the fixed interest rate on the 2017 Notes of 6.625% for a variable interest rate. In the second quarter of fiscal 2013, the swap agreements were terminated and the Company redeemed the 2017 Notes with the proceeds from the U.S. Term Loan. The Company recorded a gain on the swap termination of $2.9 million in the second fiscal quarter of 2013.

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

Fair Value of Derivative Instruments

Fair values of derivative instruments in the consolidated balance sheet at May 2, 2014, and October 25, 2013, consisted of:

(In thousands)	Fair Value
Classification	May 2, 2014	October 25, 2013

Foreign Currency Forward Exchange Contracts:
Other current assets	$4,681	$4,547
Other assets	1,510	1,393
Accrued liabilities	7,556	3,002
Other liabilities	2,640	1,661

Embedded Derivative Instruments:
Other current assets	$23	$59
Other assets	1,911	647
Accrued liabilities	415	344
Other liabilities	304	0

The effect of derivative instruments on the consolidated statement of operations and comprehensive income for the three and six month periods ended May 2, 2014, and April 26, 2013, consisted of:

(In thousands)		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	May 2, 2014	April 26, 2013	May 2, 2014	April 26, 2013
Fair Value Hedges:
Interest rate swap contracts
	Interest Expense	$0	$342	$0	$1,058
	Loss on Extinguishment of Debt	0	2,918	0	2,918

Embedded derivatives
	Sales	(1,881)	738	866	1,262

Cash Flow Hedges:
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in AOCI (effective portion)
	AOCI	$9,034	$(1,703)	$(2,735)	$(1,436)

Amount of gain (loss) reclassified from AOCI into income
	Sales	(2,242)	(541)	(2,741)	(631)

Net Investment Hedges:
Euro Term Loan	AOCI	$(556)	$1,991	$(28)	$(424)

During the first six months of fiscal 2014 and 2013, the Company recorded a gain of $0.8 million and a loss of $1.8 million, respectively, on foreign currency forward exchange contracts that have not been designated as an accounting hedge. These foreign currency exchange losses are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first six months of fiscal 2014 and 2013. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first six months of fiscal 2014 and 2013.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $5.4 million of net loss into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at May 2, 2014, is 24 months.

14.	On December 5, 2013, the Company announced the acceleration of its plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative support functions. These integration activities are expected to result in charges and expenses of approximately $40 million. The Company expects to incur costs of $25 million to $30 million in fiscal 2014 to support these efforts, with the balance to be incurred in fiscal 2015. The costs are mainly for severance, relocation of facilities and losses on the write off of certain property, plant and equipment. In the first six months of 2014, restructuring expense totaled $8.9 million, reflecting a $2.5 million loss on the write off of certain property, plant and equipment and $4.1 million in severance. The Company has recorded an accrued liability for $4.0 million for these activities as of May 2, 2014.

15.

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

The settlement amount in the CA is consistent with the amount proposed by DTCC in August 2013, for which the Company estimated and recorded a $10 million charge in the fiscal quarter ended July 26, 2013. The $10 million portion of the settlement that is not subject to suspension will be paid in installments, with $4 million paid in March 2014, and $2 million to be paid in each of March 2015, 2016, and 2017. The Company expects some part of recent investments made in our ITAR compliance program will be eligible for credit against the suspended portion of the settlement amount, which include: additional staffing, ongoing implementation of a new software system, employee training, and establishment of a regular compliance audit program and corrective action process. The Company expects recent and future investments in remedial compliance measures will be sufficient to cover the $10 million suspended payment.

16.	Segment information:

Business segment information includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended		Six Months Ended
	May 2, 2014	April 26, 2013	May 2, 2014	April 26, 2013
Sales
Avionics & Controls	$195,601	$192,130	$396,040	$366,700
Sensors & Systems	210,734	176,964	397,823	348,774
Advanced Materials	123,239	130,468	240,691	242,050

Total Sales	$529,574	$499,562	$1,034,554	$957,524

Earnings From Continuing Operations Before Income Taxes
Avionics & Controls	$21,567	$21,465	$46,331	$40,054
Sensors & Systems	23,099	23,207	43,337	42,208
Advanced Materials	27,367	28,623	43,371	46,267

Segment Earnings	72,033	73,295	133,039	128,529

Corporate expense	(17,037)	(15,855)	(32,256)	(32,431)
Interest income	137	148	257	249
Interest expense	(8,439)	(11,482)	(17,069)	(21,926)
Loss on extinguishment of debt	0	(946)	0	(946)

	$46,694	$45,160	$83,971	$73,475

17.	The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of May 2, 2014, and October 25, 2013, and for the applicable periods ended May 2, 2014, and April 26, 2013, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the current subsidiary guarantors (Guarantor Subsidiaries) of the secured credit facility and the 2020 Notes; and (c) on a combined basis, the subsidiaries that are not guarantors of the secured credit facility and the 2020 Notes (Non-Guarantor Subsidiaries). The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the secured credit facility and the 2020 Notes.

Condensed Consolidating Balance Sheet as of May 2, 2014.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$ 9,577	$ 5,535	$ 192,331	$ 0	$ 207,443
Cash in escrow	0	0	0	0	0
Accounts receivable, net	573	147,258	207,106	0	354,937
Inventories	0	207,140	282,090	0	489,230
Income tax refundable	4,413	(72)	3,140	0	7,481
Deferred income tax benefits	25,660	134	21,306	0	47,100
Prepaid expenses	84	9,689	17,144	0	26,917
Other current assets	86	114	5,516	0	5,716

Total Current Assets	40,393	369,798	728,633	0	1,138,824

Property, Plant & Equipment, Net	1,562	171,627	193,054	0	366,243
Goodwill	0	361,492	781,734	0	1,143,226
Intangibles, Net	0	159,449	421,944	0	581,393
Debt Issuance Costs, Net	4,575	0	784	0	5,359
Deferred Income Tax Benefits	17,323	(2)	54,009	0	71,330
Other Assets	261	9,405	9,373	0	19,039
Amounts Due From (To) Subsidiaries	0	603,074	0	(603,074)	0
Investment in Subsidiaries	2,740,359	1,004,610	350,270	(4,095,239)	0

Total Assets	$ 2,804,473	$ 2,679,453	$ 2,539,801	$ (4,698,313)	$ 3,325,414

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$ 1,149	$ 34,424	$ 83,253	$ 0	$ 118,826
Accrued liabilities	14,753	88,111	139,751	0	242,615
Current maturities of long-term debt	8,750	376	8,854	0	17,980
Deferred income tax liabilities	469	0	2,258	0	2,727
Federal and foreign income taxes	18	(11,207)	17,201	0	6,012

Total Current Liabilities	25,139	111,704	251,317	0	388,160

Credit Facilities	130,000	0	0	0	130,000
Long-Term Debt, Net	407,500	55,283	56,471	0	519,254
Deferred Income Tax Liabilities	55,282	(6)	129,566	0	184,842
Pension and Post- Retirement Obligations	17,418	682	45,650	0	63,750
Other Liabilities	16,907	3,944	28,580	0	49,431
Amounts Due To (From) Subsidiaries	162,250	0	415,547	(577,797)	0
Shareholders’ Equity	1,989,977	2,507,846	1,612,670	(4,120,516)	1,989,977

Total Liabilities and Shareholders’ Equity	$ 2,804,473	$ 2,679,453	$ 2,539,801	$ (4,698,313)	$ 3,325,414

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three month period ended May 2, 2014.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$ 0	$ 256,254	$ 274,396	$ (1,076)	$ 529,574
Cost of Sales	0	164,735	183,570	(1,076)	347,229

	0	91,519	90,826	0	182,345
Expenses
Selling, general and administrative	0	42,044	56,426	0	98,470
Research, development and engineering	0	13,297	13,504	0	26,801
Restructuring charges	0	1,248	830	0	2,078

Total Expenses	0	56,589	70,760	0	127,349

Operating Earnings From Continuing Operations	0	34,930	20,066	0	54,996
Interest Income	(3,755)	(1,913)	(13,697)	19,228	(137)
Interest Expense	6,237	6,730	14,700	(19,228)	8,439
Loss on Extinguishment of Debt	0	0	0	0	0

Earnings (Loss) From Continuing Operations Before Income Taxes	(2,482)	30,113	19,063	0	46,694
Income Tax Expense (Benefit)	(520)	6,381	3,289	0	9,150

Earnings (Loss) From Continuing Operations Including Noncontrolling Interests	(1,962)	23,732	15,774	0	37,544
Earnings Attributable to Noncontrolling Interests	0	0	(297)	0	(297)

Earnings (Loss) From Continuing Operations Attributable to Esterline	(1,962)	23,732	15,477	0	37,247
Earnings (Loss) From Discontinued Operations Attributable to Esterline, Net of Tax	(343)	0	0	0	(343)
Equity in Net Earnings of Consolidated Subsidiaries	39,209	802	1,926	(41,937)	0

Net Earnings (Loss) Attributable to Esterline	$ 36,904	$ 24,534	$ 17,403	$ (41,937)	$ 36,904

Comprehensive Income (Loss)	$ 75,488	$ 25,065	$ 56,268	$ (76,700)	$ 80,121

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the six month period ended May 2, 2014.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$485,383	$551,689	$(2,518)	$1,034,554
Cost of Sales	0	312,415	369,017	(2,518)	678,914

	0	172,968	182,672	0	355,640
Expenses
Selling, general and administrative	0	82,468	112,208	0	194,676
Research, development and engineering	0	25,553	27,754	0	53,307
Restructuring charges	0	4,321	2,553	0	6,874

Total Expenses	0	112,342	142,515	0	254,857

Operating Earnings From Continuing Operations	0	60,626	40,157	0	100,783
Interest Income	(7,751)	(3,938)	(28,374)	39,806	(257)
Interest Expense	12,573	13,787	30,515	(39,806)	17,069
Loss on Extinguishment of Debt	0	0	0	0	0

Earnings (Loss) From Continuing Operations Before Income Taxes	(4,822)	50,777	38,016	0	83,971
Income Tax Expense (Benefit)	(996)	10,676	6,583	0	16,263

Earnings (Loss) From Continuing Operations Including Noncontrolling Interests	(3,826)	40,101	31,433	0	67,708
Earnings Attributable to Noncontrolling Interests	0	0	(383)	0	(383)

Earnings (Loss) From Continuing Operations Attributable to Esterline	(3,826)	40,101	31,050	0	67,325
Earnings (Loss) From Discontinued Operations Attributable to Esterline, Net of Tax	(343)	0	0	0	(343)
Equity in Net Earnings of Consolidated Subsidiaries	71,151	1,234	1,320	(73,705)	0

Net Earnings (Loss) Attributable to Esterline	$66,982	$41,335	$32,370	$(73,705)	$66,982

Comprehensive Income (Loss)	$72,667	$42,469	$44,634	$(90,087)	$69,683

Condensed Consolidating Statement of Cash Flows for the six month period ended May 2, 2014.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$ 67,365	$ 41,335	$ 32,370	$ (73,705)	$ 67,365
Depreciation & amortization	0	22,722	36,560	0	59,282
Deferred income taxes	(2,708)	16	(5,718)	0	(8,410)
Share-based compensation	0	2,891	3,757	0	6,648
Gain on sale of capital assets	0	0	0	0	0
Working capital changes, net of effect of acquisitions:
Accounts receivable	(257)	11,715	21,873	0	33,331
Inventories	0	(7,944)	(25,541)	0	(33,485)
Prepaid expenses	33	(3,634)	(4,471)	0	(8,072)
Other current assets	0	1	(277)	0	(276)
Accounts payable	(565)	(132)	(9,953)	0	(10,650)
Accrued liabilities	(6,625)	(1,292)	(5,307)	0	(13,224)
Federal & foreign income taxes	(6,803)	22,219	(19,170)	0	(3,754)
Other liabilities	5,308	64	(6,959)	0	(1,587)
Other, net	(242)	(3,170)	696	0	(2,716)

	55,506	84,791	17,860	(73,705)	84,452

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(149)	(7,833)	(13,315)	0	(21,297)
Proceeds from sale of capital assets	0	0	0	0	0
Acquisitions of business, net of cash acquired	0	(44,043)	0	0	(44,043)

	(149)	(51,876)	(13,315)	0	(65,340)

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	22,957	0	0	0	22,957
Excess tax benefits from stock options exercises	5,297	0	0	0	5,297
Repayment of long-term credit facilities	(25,000)	0	0	0	(25,000)
Repayment of long-term debt	(4,375)	(205)	(14,722)	0	(19,302)
Proceeds from issuance of long-term credit facilities	25,000	0	0	0	25,000
Dividends paid to noncontrolling interests	0	0	(780)	0	(780)
Debt and other issuance costs	0	0	0	0	0
Net change in intercompany financing	(77,490)	(32,008)	35,793	73,705	0

	(53,611)	(32,213)	20,291	73,705	8,172

Effect of foreign exchange rates on cash and cash equivalents	5	(43)	1,019	0	981

Net increase (decrease) in cash and cash equivalents	1,751	659	25,855	0	28,265
Cash and cash equivalents – beginning of year	7,826	4,876	166,476	0	179,178

Cash and cash equivalents – end of year	$9,577	$5,535	$192,331	$0	$207,443

Condensed Consolidating Balance Sheet as of October 25, 2013.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets

Current Assets
Cash and cash equivalents	$7,826	$4,876	$166,476	$0	$179,178
Cash in escrow	4,018	0	0	0	4,018
Accounts receivable, net	316	154,492	228,858	0	383,666
Inventories	0	190,830	256,833	0	447,663
Income tax refundable	0	6,526	0	0	6,526
Deferred income tax benefits	26,731	171	20,375	0	47,277
Prepaid expenses	117	5,510	12,556	0	18,183
Other current assets	86	115	5,003	0	5,204

Total Current Assets	39,094	362,520	690,101	0	1,091,715

Property, Plant & Equipment, Net	1,754	175,402	194,041	0	371,197
Goodwill	0	344,995	783,982	0	1,128,977
Intangibles, Net	0	144,222	436,727	0	580,949
Debt Issuance Costs, Net	5,252	0	959	0	6,211
Deferred Income Tax Benefits	16,782	0	55,058	0	71,840
Other Assets	18	3,692	7,513	0	11,223
Amounts Due From (To) Subsidiaries	0	549,307	0	(549,307)	0
Investment in Subsidiaries	2,588,478	979,123	349,104	(3,916,705)	0

Total Assets	$2,651,378	$2,559,261	$2,517,485	$(4,466,012)	$3,262,112

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$1,714	$29,064	$92,819	$0	$123,597
Accrued liabilities	21,652	87,826	144,083	0	253,561
Current maturities of long-term debt	8,750	237	12,292	0	21,279
Deferred income tax liabilities	568	24	1,715	0	2,307
Federal and foreign income taxes	2,408	(27,399)	32,339	0	7,348

Total Current Liabilities	35,092	89,752	283,248	0	408,092

Credit Facilities	130,000	0	0	0	130,000
Long-Term Debt, Net	411,875	55,562	70,422	0	537,859
Deferred Income Tax Liabilities	57,757	(7)	135,369	0	193,119
Pension and Post-Retirement Obligations	17,500	618	49,984	0	68,102
Other Liabilities	12,298	194	27,696	0	40,188
Amounts Due To (From) Subsidiaries	102,104	0	405,018	(507,122)	0
Shareholders’ Equity	1,884,752	2,413,142	1,545,748	(3,958,890)	1,884,752

Total Liabilities and Shareholders’ Equity	$2,651,378	$2,559,261	$2,517,485	$(4,466,012)	$3,262,112

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three month period ended April 26, 2013.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$230,311	$270,151	$(900)	$499,562
Cost of Sales	0	141,178	177,908	(900)	318,186

	0	89,133	92,243	0	181,376

Expenses
Selling, general and administrative	0	39,105	59,173	0	98,278
Research, development and engineering	0	13,706	11,952	0	25,658
Restructuring charges	0	0	0	0	0

Total Expenses	0	52,811	71,125	0	123,936

Operating Earnings From Continuing Operations	0	36,322	21,118	0	57,440
Interest Income	(3,992)	(1,978)	(13,136)	18,958	(148)
Interest Expense	9,152	6,646	14,642	(18,958)	11,482
Loss on Extinguishment of Debt	946	0	0	0	946

Earnings (Loss) From Continuing Operations Before Income Taxes	(6,106)	31,654	19,612	0	45,160
Income Tax Expense (Benefit)	(1,273)	6,468	4,287	0	9,482

Earnings (Loss) From Continuing Operations Including Noncontrolling Interests	(4,833)	25,186	15,325	0	35,678
Earnings Attributable to Noncontrolling Interests	0	0	(156)	0	(156)

Earnings (Loss) From Continuing Operations Attributable to Esterline	(4,833)	25,186	15,169	0	35,522
Earnings (Loss) From Discontinued Operations Attributable to Esterline, Net of Tax	0	0	0	0	0
Equity in Net Earnings of Consolidated Subsidiaries	40,355	(275)	30	(40,110)	0

Net Earnings (Loss) Attributable to Esterline	$35,522	$24,911	$15,199	$(40,110)	$35,522

Comprehensive Income (Loss)	$2,500	$24,229	$(17,184)	$(8,178)	$1,367

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the six month period ended April 26, 2013.

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$0	$437,010	$522,321	$(1,807)	$957,524
Cost of Sales	0	273,044	344,566	(1,807)	615,803

	0	163,966	177,755	0	341,721

Expenses
Selling, general and administrative	0	74,836	122,053	0	196,889
Research, development and engineering	0	24,764	23,970	0	48,734
Restructuring charges	0	0	0	0	0

Total Expenses	0	99,600	146,023	0	245,623

Operating Earnings From Continuing Operations	0	64,366	31,732	0	96,098
Interest Income	(7,652)	(3,695)	(27,824)	38,922	(249)
Interest Expense	17,233	12,967	30,648	(38,922)	21,926
Loss on Extinguishment of Debt	946	0	0	0	946

Earnings (Loss) From Continuing Operations Before Income Taxes	(10,527)	55,094	28,908	0	73,475
Income Tax Expense (Benefit)	(2,223)	8,914	5,185	0	11,876

Earnings (Loss) From Continuing Operations Including Noncontrolling Interests	(8,304)	46,180	23,723	0	61,599
Earnings Attributable to Noncontrolling Interests	0	0	(966)	0	(966)

Earnings (Loss) From Continuing Operations Attributable to Esterline	(8,304)	46,180	22,757	0	60,633
Earnings (Loss) From Discontinued Operations Attributable to Esterline, Net of Tax	0	0	0	0	0
Equity in Net Earnings of Consolidated Subsidiaries	68,937	383	30	(69,350)	0

Net Earnings (Loss) Attributable to Esterline	$60,633	$46,563	$22,787	$(69,350)	$60,633

Comprehensive Income (Loss)	$41,276	$45,492	$8,409	$(56,919)	$38,258

Condensed Consolidating Statement of Cash Flows for the six month period ended April 26, 2013.

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$61,599	$46,563	$22,787	$(69,350)	$61,599
Depreciation & amortization	0	20,776	35,512	0	56,288
Deferred income taxes	13,077	(325)	(18,428)	0	(5,676)
Share-based compensation	0	2,360	3,298	0	5,658
Gain on sale of capital assets	0	(308)	(387)	0	(695)
Working capital changes, net of effect of acquisitions:
Accounts receivable	(682)	10,653	31,620	0	41,591
Inventories	0	(8,887)	(9,392)	0	(18,279)
Prepaid expenses	(63)	(1,519)	(392)	0	(1,974)
Other current assets	42	415	(738)	0	(281)
Accounts payable	122	(506)	806	0	422
Accrued liabilities	(3,117)	(2,171)	(8,299)	0	(13,587)
Federal & foreign income taxes	2,831	(2,467)	(3,172)	0	(2,808)
Other liabilities	7,824	(7,058)	(3,978)	0	(3,212)
Other, net	1,284	5,789	(3,435)	0	3,638

	82,917	63,315	45,802	(69,350)	122,684

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(35)	(8,495)	(16,555)	0	(25,085)
Proceeds from sale of capital assets	0	308	387	0	695
Acquisitions of business, net of cash acquired	0	0	(40,689)	0	(40,689)

	(35)	(8,187)	(56,857)	0	(65,079)

(In thousands)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	15,201	0	0	0	15,201
Excess tax benefits from stock options exercises	1,820	0	0	0	1,820
Repayment of long-term credit facilities	(40,000)	0	0	0	(40,000)
Repayment of long-term debt	(175,000)	(165)	(22,293)	0	(197,458)
Proceeds from issuance of long-term credit facilities	175,000	0	0	0	175,000
Dividends paid to noncontrolling interests	0	0	(962)	0	(962)
Debt and other issuance costs	(453)	0	0	0	(453)
Net change in intercompany financing	(65,217)	(54,969)	50,836	69,350	0

	(88,649)	(55,134)	27,581	69,350	(46,852)

Effect of foreign exchange rates on cash and cash equivalents	(5)	(9)	(2,237)	0	(2,251)

Net increase (decrease) in cash and cash equivalents	(5,772)	(15)	14,289	0	8,502
Cash and cash equivalents – beginning of year	16,770	1,324	142,581	0	160,675

Cash and cash equivalents – end of year	$10,998	$1,309	$156,870	$0	$169,177

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

The Advanced Materials segment includes engineered materials and defense technologies capabilities. Engineered materials develops and manufactures thermally engineered components and high-performance elastomer products used in a wide range of commercial aerospace and military applications. Defense technologies develops and manufactures combustible ordnance components and airborne countermeasure devices for military customers.

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

Total restructuring expenses were $3.5 million, or 0.7% of sales, in the second fiscal quarter of 2014, of which $2.1 million is reported separately as restructuring expenses and $1.4 million is included in costs of goods sold. Restructuring expenses were mainly comprised of $1.8 million in severance. Total restructuring expenses were $8.9 million, or 0.9% of sales, in the first six months of fiscal 2014, of which $6.9 million is reported separately as restructuring expenses and $2.1 million is included in costs of goods sold. Restructuring expenses were mainly comprised of $4.1 million in severance and a $2.5 million loss on the write off of certain property, plant and equipment.

On December 20, 2013, we acquired the Sunbank Family of Companies, LLC (Sunbank) for $51 million. The purchase price included $5 million in additional contingent consideration based upon achievement of certain sales levels over a two-year period. Sunbank is a manufacturer of electrical cable accessories, connectors, and flexible conduit systems. Sunbank is included in the Sensors & Systems segment.

On February 4, 2013, we acquired the Gamesman Group (Gamesman) for $40.8 million. Gamesman is a global supplier of input devices principally serving the gaming industry. Gamesman is included in the Avionics & Controls segment.

For the second fiscal quarter of 2014, earnings from continuing operations were $37.2 million, or $1.15 per diluted share, compared to $35.5 million, or $1.12 per diluted share, in the second fiscal quarter of 2013. For the first six months of fiscal 2014, earnings from continuing operations were $67.3 million, or $2.08 per diluted share, compared to $60.6 million, or $1.92 per diluted share, during the prior-year period.

Total sales in the second fiscal quarter of 2014 increased 6.0% over the prior-year period, reflecting higher sales mainly in the Sensors & Systems segment, partially offset by lower sales in Advanced Materials. A 19% increase in Sensors & Systems sales mainly reflected higher sales of connection technologies due to increased demand for industrial and commercial aviation applications and incremental sales from the acquisition of Sunbank. The decrease in Advanced Materials sales reflected lower sales of defense technologies. A 1.8% increase in the Avionics & Controls segment principally reflected strong sales from Gamesman. Total sales were impacted by reductions in defense spending mainly due to the continued uncertainty related to defense spending. The impact of this uncertainty is yet to be fully determined, and lack of clarity will likely result in downward pressure for some period of time.

Operating earnings from continuing operations of $55.0 million decreased 4.3% over the prior-year period, mainly due to lower gross margin. Consolidated gross margin decreased to 34.4% in the second fiscal quarter of 2014 compared to 36.3% in the prior-year period. The decrease mainly reflected the reduction in Sensors & Systems gross margin to 32.6% from 38.2% in the prior-year period due to decreased aftermarket sales and lower gross margins of Sunbank.

Research, development and engineering and selling, general and administrative increased modestly over the prior-year period.

Interest expense decreased $3.0 million over the prior-year period due to lower borrowings.

For the second fiscal quarter of 2014, the income tax rate declined to 19.6% from 21.0% in the prior-year period and net earnings were $36.9 million, or $1.14 per diluted share, compared to $35.5 million, or $1.12 per diluted share, in the prior-year period.

For the first six month period of fiscal 2014, total sales increased 8.0% over the prior-year period to $1.0 billion, reflecting higher sales at Avionics & Controls and Sensors & Systems. Consolidated sales reflected a 27-week period in the first six months of fiscal 2014 compared to a 26-week period in the prior-year period. Avionics & Controls segment sales benefited from the incremental sales from the Gamesman acquisition. Sensors & Systems segment sales benefited from favorable foreign exchange rate changes, higher sales volumes of connection technologies and incremental sales from the Sunbank acquisition. Advanced Materials sales decreased on lower sales of combustible ordnance and flare countermeasure devices, substantially offset by higher sales of engineered materials for defense and commercial aviation applications.

Consolidated gross margin decreased to 34.4% in the first six months of fiscal 2014 compared with 35.7% in the prior-year period. This was due to lower gross margins from sales of Sensors & Systems. Research, development and engineering spending increased $4.6 million over the prior-year period to 5.2% of sales. Selling, general and administrative expense, as a percent of sales, decreased 1.7 percentage points over the prior-year period to 18.8% of sales. The decrease in selling, general and administrative expense as a percent of sales mainly reflected higher sales volumes. Earnings from continuing operations were impacted by an increase in the income tax rate to 19.4% from 16.2% in the prior-year period, reflecting certain discrete tax benefits recorded in the prior-year period.

In April 2013, we redeemed the $175.0 million 6.625% Senior Notes due March 2017 (2017 Notes). In connection with the redemption, we wrote off $1.3 million in unamortized debt issuance costs as a charge against interest expense. In addition, we incurred a $3.9 million redemption premium and terminated our $175.0 million interest rate swap agreements and received proceeds of $2.9 million. As a result, the redemption of the 2017 Notes resulted in a loss of $0.9 million on extinguishment of debt.

Net earnings were $67.0 million, or $2.07 per diluted share, for the first six months of fiscal 2014 compared to $60.6 million, or $1.92 per diluted share, in the prior-year period.

Results of Operations

Three Month Period Ended May 2, 2014, Compared with Three Month Period Ended April 26, 2013

Sales for the second fiscal quarter increased 6.0% over the prior-year period. Sales by segment were as follows:

(In thousands)	Incr./(Decr.) from prior year period	Three Months Ended
		May 2, 2014	April 26, 2013

Avionics & Controls	1.8%	$195,601	$192,130
Sensors & Systems	19.1%	210,734	176,964
Advanced Materials	(5.5)%	123,239	130,468

Total Net Sales		$529,574	$499,562

The 1.8% increase in sales of Avionics & Controls mainly reflected higher sales at Gamesman of $5 million.

The 19.1% increase in Sensors & Systems principally reflected increased sales of connection technologies and $10 million from incremental sales from the Sunbank acquisition in December 2013. Advanced sensors sales increased $1 million on improved OEM sales partially offset by lower aftermarket sales. Power systems sales increased $9 million mainly due to higher commercial aviation demand. Segment sales also benefited from a stronger euro and U.K. pound relative to the U.S. dollar compared with the prior-year period.

The 5.5% decrease in sales of Advanced Materials principally reflected decreased sales volumes of defense technologies, partially offset by increased sales volumes of engineered materials of $6 million. The decrease in defense technologies sales volumes was due to lower demand for combustible ordnance and flare countermeasure devices. The increase in engineered materials mainly reflected higher sales for defense and commercial aviation applications.

Overall, gross margin was 34.4% and 36.3% for the second fiscal quarter of 2014 and 2013, respectively. Gross profit was $182.3 million and $181.4 million for the second fiscal quarter of 2014 and 2013, respectively. Gross margin was impacted by $1.4 million in restructuring expense in the second fiscal quarter of 2014 and by $0.9 million due to valuing Sunbank’s inventory at fair value.

Avionics & Controls segment gross margin was 36.1% and 36.9% for the second fiscal quarter of 2014 and 2013, respectively. Segment gross profit was $70.7 million compared to $70.8 million in the prior-year period. The slight decrease in segment gross profit principally reflected lower gross profit on sales of cockpit control devices of $6 million, substantially offset by a $5 million increase in gross profit on sales of avionics systems. The decrease in gross profit on cockpit control devices was mainly due to lower sales volumes for defense applications. The increase in gross profit on avionics systems principally reflected higher sales of aviation products for defense applications and a sale of licensed technology.

Sensors & Systems segment gross margin was 32.6% and 38.2% for the second fiscal quarter of 2014 and 2013, respectively. Segment gross profit was $68.7 million compared to $67.6 million in the prior-year period. The increase in gross profit was mainly due to higher sales volumes of connection technologies. The decrease in gross margin reflected lower aftermarket sales of advanced sensors and power systems and higher operating expenses at our advanced sensor operations. In addition, gross margin on segment sales were impacted by valuing Sunbank’s inventory at fair value and its lower gross margins than the overall segment margins.

Advanced Materials segment gross margin was 34.9% compared to 32.9% for the prior-year period. Segment gross profit was $43.0 million in both the second fiscal quarter of 2014 and in the prior-year period. Gross profit in the second fiscal quarter of 2014 compared to the prior-year period reflected higher sales volumes of engineered materials for defense applications, offset by lower gross profit on decreased sales volumes of combustible ordnance and flare countermeasure devices. Gross margin improved in the second fiscal quarter of 2014 due to higher sales of engineered materials for defense applications.

Selling, general and administrative expenses (which include corporate expenses) totaled $98.5 million, or 18.6% of sales, and $98.3 million, or 19.7% of sales, for the second fiscal quarter of 2014 and 2013, respectively.

Research, development and engineering spending was $26.8 million, or 5.1% of sales, for the second fiscal quarter of 2014 compared with $25.7 million, or 5.1% of sales, for the second fiscal quarter of 2013, mainly reflecting higher research, development and engineering for advanced sensors and connection technologies. Fiscal 2014 research, development and engineering spending is expected to be in the range of approximately 5% to 5.25% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the second fiscal quarter of 2014 totaled $72.0 million, or 13.6% of sales, compared with $73.3 million, or 14.7% of sales, for the second fiscal quarter of 2013. Excluding restructuring expenses of $3.3 million, segment earnings were $75.4 million, or 14.2% of sales, for the second fiscal quarter of 2014.

Avionics & Controls segment earnings were $21.6 million, or 11.0% of sales, in the second fiscal quarter of 2014 and $21.5 million, or 11.2% of sales, in the second fiscal quarter of 2013, mainly reflecting a $4 million increase in avionics systems and interface technologies, substantially offset by a decrease in control and communication systems. Avionics systems earnings benefited from increased gross profit, partially offset by $1.0 million in restructuring expense, mainly severance. Interface technologies earnings benefited from incremental earnings of $2 million from Gamesman, which were substantially offset by lower earnings from sales of interface technologies for medical applications. Control and communication systems earnings were mainly impacted by decreased earnings on lower sales of cockpit control devices.

During the second fiscal quarter of 2014, management performed an impairment test of Eclipse Electronic Systems, Inc.’s (Eclipse) long-lived assets including property, plant and equipment and intangible assets due to the uncertain outlook for sales and earnings over the next five years. The net book value of Eclipse’s long-lived assets at May 2, 2014, totaled $41.5 million. Although sales are currently being delayed and orders pushed out, the forecast of undiscounted cash flow over the remaining useful life of the intangible assets exceeded the book value of Eclipse, and accordingly, no impairment was recorded. If Eclipse’s performance declines further or if there are other changes that impact Eclipse’s outlook, we may incur an impairment loss in a future period that could be material.

Sensors & Systems segment earnings were $23.1 million, or 11.0% of sales, for the second fiscal quarter of 2014 compared with $23.2 million, or 13.1% of sales, for the second fiscal quarter of 2013. Sensors & Systems earnings were impacted by lower gross margin and $1.7 million in restructuring expense.

Advanced Materials segment earnings were $27.4 million, or 22.2% of sales, for the second fiscal quarter of 2014 compared with $28.6 million, or 21.9% of sales, for the second fiscal quarter of 2013, primarily reflecting declines of $0.5 million from lower earnings from sales of combustible ordnance and flare countermeasures and restructuring expense, mainly severance. This decrease in segment earnings was substantially offset by increased gross profit on higher sales of elastomer materials for defense applications.

Interest expense for the second fiscal quarter of 2014 and 2013 was $8.4 million and $11.5 million, respectively, reflecting lower borrowings.

In April 2013, we redeemed the 2017 Notes. In connection with the redemption, we wrote off $1.3 million in unamortized debt issuance costs as a charge against interest expense. In addition, we incurred a $3.9 million redemption premium and received proceeds of $2.9 million from terminating our $175.0 million interest rate swap agreements. As a result, the redemption of the 2017 Notes resulted in a loss of $0.9 million on extinguishment of debt.

The income tax rate was 19.6% and 21.0% for the second fiscal quarter of 2014 and 2013, respectively. In the second fiscal quarter of 2014, we recognized $0.6 million of discrete tax benefits principally related to the reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate. The income tax rate differed from the statutory rate in the second fiscal quarter of 2014 and 2013, as both years benefited from various tax credits and certain foreign interest expense deductions.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

We use forward contracts to hedge our foreign currency exchange risk. To the extent that these contracts qualify as hedges under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in a currency other than the functional currency of the Company for the three month periods ended May 2, 2014, and April 26, 2013, are as follows:

(In thousands) Gain (Loss)	Three Months Ended
	May 2, 2014	April 26, 2013

Forward foreign currency contracts	$1,287	$(2,128)
Forward foreign currency contracts - reclassified from AOCI	(2,242)	(541)
Embedded derivatives	(1,718)	773
Revaluation of monetary assets/liabilities	(1,494)	73

Total	$(4,167)	$(1,823)

Six Month Period Ended May 2, 2014, Compared with Six Month Period Ended April 26, 2013

Sales for the first six months increased 8.0% over the prior-year period. Sales by segment were as follows:

(In thousands)	Incr./(Decr.) from prior year period	Six Months Ended
		May 2, 2014	April 26, 2013

Avionics & Controls	8.0%	$396,040	$366,700
Sensors & Systems	14.1%	397,823	348,774
Advanced Materials	(0.6)%	240,691	242,050

Total Net Sales		$1,034,554	$957,524

The 8.0% increase in sales of Avionics & Controls reflected increased sales volumes of interface technologies of $21 million and avionics systems and control and communication systems of $8 million. The $21 million increase in interface technologies sales mainly reflected incremental sales from the Gamesman acquisition. A $4 million increase in avionics systems mainly reflected higher sales of aviation products for defense applications. A $5 million increase in control and communication systems sales mainly reflected increased sales volumes of control panels and switches of $6 million for commercial aviation applications. Additionally, the increase reflected higher sales volumes of communication systems to enhance security and aural clarity in military communications and secure communication devices of $7 million. These increases were partially offset by reduced sales of cockpit controls of $6 million and embedded communication intercept receivers of $3 million for defense applications.

The 14.1% increase in sales of Sensors & Systems principally reflected increased sales of connection technologies of $34 million and power systems of $10 million. The increase in connection technologies reflected incremental sales from the Sunbank acquisition of $14 million and higher sales volumes of connection technologies for commercial aviation and industrial applications. The increase in power systems sales mainly reflected higher OEM sales for commercial aviation applications. Advanced sensors sales increased $6 million on improved OEM sales partially offset by lower aftermarket sales. Segment sales also benefited from a stronger euro and U.K. pound relative to the U.S. dollar compared with the prior-year period.

The 0.6% decrease in sales of Advanced Materials principally reflected lower sales volumes of defense technologies of $17 million, substantially offset by increased sales of engineered materials for defense and commercial aviation applications.

Overall, gross margin as a percentage of sales was 34.4% and 35.7% for the first six months of fiscal 2014 and 2013, respectively. Gross profit was $355.6 million and $341.7 million for the first six months of fiscal 2014 and 2013, respectively. Gross margin was impacted by $2.1 million in restructuring expense in the first six months of fiscal 2014.

Avionics & Controls segment gross margin was 36.4% and 36.7% for the first six months of fiscal 2014 and 2013, respectively. Segment gross profit was $144.2 million compared to $134.7 million in the prior-year period, reflecting a $16 million increase on gross profit from sales of avionics systems and interface technologies, partially offset by a $6 million decrease on gross profit on sales of control and communication systems. Gross profit on avionics systems increased $10 million mainly due to higher sales of aviation products for defense applications. Gross profit on interface technologies increased $6 million mainly due to incremental sales from the Gamesman acquisition. The decrease in gross profit on control and communication systems was due to lower demand for cockpit control devices and embedded communication intercept receivers.

Sensors & Systems segment gross margin was 33.7% and 37.4% for the first six months of fiscal 2014 and 2013, respectively. Segment gross profit was $134.0 million compared to $130.3 million in the prior-year period. The increase in gross profit was mainly due to higher sales volumes of connection technologies. The decrease in gross margin reflected lower aftermarket sales of advanced sensors and power systems and higher operating expenses at our advanced sensor operations.

Advanced Materials segment gross margin was 32.2% for the first six months of fiscal 2014 compared to 31.7% for the same period one year ago. Segment gross profit was $77.4 million compared to $76.8 million in the prior-year period. The slight increase in segment gross profit reflected a $9 million increase in gross profit on higher sales of elastomer materials for commercial aviation and defense applications, partially offset by a decrease in gross profit on sales of defense technologies due to lower sales of combustible ordnance and flare countermeasures.

Selling, general and administrative expenses (which include corporate expenses) totaled $194.7 million, or 18.8% of sales, and $196.9 million, or 20.6% of sales, for the first six months of fiscal 2014 and 2013, respectively. The decrease in selling, general and administrative expense as a percentage of sales mainly reflected higher sales volumes.

Research, development and engineering spending was $53.3 million, or 5.2% of sales, for the first six months of fiscal 2014 compared with $48.7 million, or 5.1% of sales, for the first six months of fiscal 2013. The increase in research, development and engineering spending principally reflects higher spending on avionics systems and advanced sensors. Fiscal 2014 research, development and engineering spending is expected to be in the range of approximately 5% to 5.25% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first six months of fiscal 2014 totaled $133.0 million, or 12.9% of sales, compared with $128.5 million, or 13.4% of sales, for the first six months in fiscal 2013. Excluding restructuring expenses of $8.7 million, segment earnings were $141.8 million, or 13.7% of sales, for the first six months of 2014.

Avionics & Controls segment earnings were $46.3 million, or 11.7% of sales, in the first six months of fiscal 2014 and $40.1 million, or 10.9% of sales, in the first six months of fiscal 2013, mainly reflecting a $7 million increase in avionics systems and a $4 million increase in interface technologies, partially offset by a $5 million decrease in control and communication systems. Avionics systems earnings benefited from increased gross profit, partially offset by $3.1 million in restructuring expense, mainly severance, and higher research, development and engineering expense of $2 million. The increase in interface technologies earnings reflected incremental earnings from the Gamesman acquisition. Control and communication systems earnings were mainly impacted by decreased earnings on lower sales of cockpit control devices and embedded communication intercept receivers.

Sensors & Systems segment earnings were $43.3 million, or 10.9% of sales, for the first six months of fiscal 2014 compared with $42.2 million, or 12.1% of sales, for the first six months of fiscal 2013. Sensors & Systems benefited by improved earnings from increased sales of connection technologies, partially offset by lower earnings on sales of advanced sensors and $2.2 million in segment restructuring expense.

Advanced Materials segment earnings were $43.4 million, or 18.0% of sales, for the first six months of fiscal 2014 compared with $46.3 million, or 19.1% of sales, for the first six months of fiscal 2013, primarily reflecting lower earnings from sales of combustible ordnance and countermeasures and restructuring expense of $3.1 million. The restructuring expense mainly reflected a loss from the write off of certain property, plant and equipment resulting from a planned facility closure. This decrease in segment earnings was partially offset by increased gross profit on higher sales of elastomer materials for commercial aviation and defense applications.

Interest expense for the first six months of fiscal 2014 was $17.1 million compared with $21.9 million for the first six months of fiscal 2013, reflecting lower borrowings.

The income tax rate was 19.4% and 16.2% for the first six months of fiscal 2014 and 2013, respectively. In the first six months of 2014, we recognized approximately $1.1 million of discrete tax benefits principally related to the following items: first was approximately $0.6 million of tax benefits due to the release of reserves due to the expiration of a statute of limitations; second was a $0.5 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate. In the first six months of 2013, we recognized $3.6 million of discrete tax benefits principally related to the following items: first item was approximately $1.5 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits; second was approximately $2.3 million of tax benefits related to the settlement of U.S. and foreign tax examinations. The income tax rate differed from the statutory rate in the first six months of fiscal 2014 and 2013, as both years benefited from various tax credits and certain foreign interest expense deductions.

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

We use forward contracts to hedge our foreign currency exchange risk. To the extent that these contracts qualify as hedges under U.S. GAAP, the amount of gain or loss is deferred in AOCI until the related sale occurs. Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in a currency other than the functional currency of the Company for the six month periods ended May 2, 2014, and April 26, 2013, are as follows:

(In thousands) Gain (Loss)	Six Months Ended
	May 2, 2014	April 26, 2013

Forward foreign currency contracts	$793	$(1,758)
Forward foreign currency contracts reclassified from AOCI	(2,741)	(631)
Embedded derivatives	805	1,270
Revaluation of monetary assets/liabilities	(157)	(2,394)

Total	$(1,300)	$(3,513)

New orders for the first six months of fiscal 2014 were $1.1 billion compared with $967.7 million for the same period in 2013. Backlog was $1.3 billion at May 2, 2014, April 26, 2013, and at October 25, 2013.

Liquidity and Capital Resources

Cash and cash equivalents at May 2, 2014, totaled $207.4 million, an increase of $28.3 million from October 25, 2013. Net working capital increased to $750.7 million at May 2, 2014, from $683.6 million at October 25, 2013. Sources and uses of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $84.5 million and $122.7 million in the first six months of fiscal 2014 and 2013, respectively, reflecting an increase in working capital, particularly inventory.

Cash flows used by investing activities were $65.3 million and $65.1 million in the first six months of fiscal 2014 and 2013, respectively. Cash flows used by investing activities in the first six months of fiscal 2014 primarily reflected cash paid for capital expenditures of $21.3 million and acquisitions of $44.0 million. Cash flows used by investing activities in the first six months of fiscal 2013 primarily reflected cash paid for capital expenditures and acquisitions.

Cash flows provided by financing activities were $8.2 million in the first six months of fiscal 2014. Cash flows used by financing activities in the first six months of fiscal 2013 were $46.9 million. Cash flows provided by financing activities in the first six months of fiscal 2014 primarily reflected $23.0 million from issuance of common stock under our employee stock plans and $25.0 million of proceeds from issuance of long-term credit facilities, which were partially offset by repayment of long-term debt and credit facilities of $44.3 million. Cash flows used by financing activities in the first six months of fiscal 2013 primarily reflected repayment of long-term debt and credit facilities for $237.5 million and proceeds from our long-term credit facilities of $175.0 million.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through the next twelve months.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $60 million during fiscal 2014, compared with $55.3 million expended in fiscal 2013 (excluding acquisitions).

Total debt at May 2, 2014, was $667.2 million and consisted of the $250.0 million 7.0% Senior Notes due August 2020, $166.3 million of the $175.0 million term loan, $12.5 million (€9.0 million) of the €125.0 million term loan, $130.0 million in borrowings under our secured credit facility, $52.1 million of government refundable advances, $56.0 million under capital lease obligations and $0.3 million under our various foreign currency debt agreements and other debt agreements.

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first six months of fiscal 2014. A discussion of our exposure to market risk is provided in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2013.

Item 4.             Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 2, 2014. Based upon that evaluation, they concluded as of May 2, 2014, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of May 2, 2014, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

See Note 15 to the consolidated financial statements included in Part 1, Item 1 of this report for information regarding legal proceedings.

Item 6.             Exhibits

10.1	Consent Agreement between Esterline Technologies Corporation and the U.S. Department of State Bureau of Political Military Affairs dated March 5, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2014 [Commission File No. 1-6357].)

11	Schedule setting forth computation of basic and diluted earnings per common share for the three and six month periods ended May 2, 2014, and April 26, 2013.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: June 5, 2014	By:	/s/ Robert D. George
Robert D. George
Chief Financial Officer, Vice President,
and Corporate Development
(Principal Financial Officer)