Form 10-Q
period 2014-08-01
ESTERLINE TECHNOLOGIES CORP
filed 2014-09-05
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2014.

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

As of September 2, 2014, 31,939,799 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of August 1, 2014 and October 25, 2013

(In thousands, except share amounts)

	August 1,	October 25,
	2014	2013
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$210,456	$179,178
Cash in escrow	-	4,018
Accounts receivable, net of allowances of $9,946 and $9,215	361,827	383,666
Inventories
Raw materials and purchased parts	181,885	165,231
Work in progress	206,935	182,882
Finished goods	104,992	99,550
	493,812	447,663

Income tax refundable	7,681	6,526
Deferred income tax benefits	50,716	47,277
Prepaid expenses	24,816	18,183
Other current assets	4,286	5,204
Total Current Assets	1,153,594	1,091,715

Property, Plant and Equipment	790,516	767,861
Accumulated depreciation	427,311	396,664
	363,205	371,197

Other Non-Current Assets
Goodwill	1,132,987	1,128,977
Intangibles, net	560,893	580,949
Debt issuance costs, net of accumulated amortization of $5,400 and $4,359	4,637	6,211
Deferred income tax benefits	68,416	71,840
Other assets	24,726	11,223
	$3,308,458	$3,262,112

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of August 1, 2014 and October 25, 2013

(In thousands, except share amounts)

	August 1,	October 25,
	2014	2013
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)

Current Liabilities
Accounts payable	$123,376	$123,597
Accrued liabilities	238,968	253,561
Current maturities of long-term debt	12,822	21,279
Deferred income tax liabilities	3,205	2,307
Federal and foreign income taxes	2,309	7,348
Total Current Liabilities	380,680	408,092

Long-Term Liabilities
Credit facilities	115,000	130,000
Long-term debt, net of current maturities	513,119	537,859
Deferred income tax liabilities	178,796	193,119
Pension and post-retirement obligations	62,759	68,102
Other liabilities	47,313	40,188

Shareholders' Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued and outstanding 31,996,510 and 31,441,949 shares	6,399	6,288
Additional paid-in capital	648,974	604,511
Treasury stock at cost, repurchased 45,979 and 0 shares	(5,176)	-
Retained earnings	1,390,980	1,285,090
Accumulated other comprehensive loss	(42,012)	(22,284)
Total Esterline shareholders' equity	1,999,165	1,873,605
Noncontrolling interests	11,626	11,147
Total Shareholders' Equity	2,010,791	1,884,752
	$3,308,458	$3,262,112

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Month Periods Ended August 1, 2014 and July 26, 2013

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
	2014	2013	2014	2013

Net Sales	$531,124	$478,068	$1,565,678	$1,435,592
Cost of Sales	348,651	299,166	1,027,565	914,969
	182,473	178,902	538,113	520,623
Expenses
Selling, general & administrative	95,293	101,822	289,969	298,711
Research, development and engineering	25,134	24,103	78,441	72,837
Restructuring charges	3,405	-	10,279	-
Goodwill impairment	-	3,454	-	3,454
Total Expenses	123,832	129,379	378,689	375,002

Operating Earnings from Continuing Operations	58,641	49,523	159,424	145,621
Interest Income	(146)	(132)	(403)	(381)
Interest Expense	7,870	9,050	24,939	30,976
Loss on Extinguishment of Debt	533	-	533	946
Earnings from Continuing Operations Before Income Taxes	50,384	40,605	134,355	114,080
Income Tax Expense	11,430	1,151	27,693	13,027
Earnings from Continuing Operations Including Noncontrolling Interests	38,954	39,454	106,662	101,053
Earnings Attributable to Noncontrolling Interests	(46)	(241)	(429)	(1,207)
Earnings from Continuing Operations Attributable to Esterline, Net of Tax	38,908	39,213	106,233	99,846
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	-	(975)	(343)	(975)

Net Earnings Attributable to Esterline	$38,908	$38,238	$105,890	$98,871

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$1.22	$1.25	$3.34	$3.21
Discontinued operations	-	(0.03)	(0.01)	(0.03)
Earnings (Loss) Per Share Attributable to Esterline - Basic	$1.22	$1.22	$3.33	$3.18

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$1.19	$1.23	$3.28	$3.15
Discontinued operations	-	(0.03)	(0.01)	(0.03)
Earnings (Loss) Per Share Attributable to Esterline - Diluted	$1.19	$1.20	$3.27	$3.12

Comprehensive Income (Loss)	$16,479	$45,201	$86,162	$83,459

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Month Periods Ended August 1, 2014 and July 26, 2013

(Unaudited)

(In thousands)

	Nine Months Ended
	August 1,	July 26,
	2014	2013
Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$106,319	$100,078
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	87,443	87,941
Deferred income taxes	(13,104)	(12,238)
Share-based compensation	9,833	7,667
Gain on sale of capital assets	-	(915)
Goodwill impairment	-	3,454
Working capital changes, net of effect of acquisitions:
Accounts receivable	23,480	51,063
Inventories	(42,411)	(32,774)
Prepaid expenses	(6,202)	(135)
Other current assets	(99)	(836)
Accounts payable	(4,508)	5,424
Accrued liabilities	(16,458)	4,277
Federal and foreign income taxes	(7,983)	(5,321)
Other liabilities	(1,440)	(10,394)
Other, net	(155)	(1,012)
	134,715	196,279
Cash Flows Provided (Used) by Investing Activities
Purchase of capital assets	(35,009)	(37,765)
Proceeds from sale of capital assets	-	915
Acquisition of business, net of cash acquired	(44,745)	(40,689)
	(79,754)	(77,539)
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	23,173	20,450
Excess tax benefits from stock option exercises	6,392	2,237
Share repurchases	(5,176)	-
Repayment of long-term credit facilities	(40,000)	(70,000)
Repayment of long-term debt	(34,076)	(209,541)
Proceeds from issuance of long-term credit facilities	25,000	175,000
Proceeds from government assistance	3,362	5,114
Dividends paid to noncontrolling interests	(780)	(1,044)
Debt and other issuance costs	-	(453)
	(22,105)	(78,237)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(1,578)	(1,930)
Net Increase (Decrease) in Cash and Cash Equivalents	31,278	38,573

Cash and Cash Equivalents - Beginning of Period	179,178	160,675
Cash and Cash Equivalents - End of Period	$210,456	$199,248

Supplemental Cash Flow Information:
Cash paid for interest	$26,066	$25,873
Cash paid for taxes	49,036	30,608

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended August 1, 2014 and July 26, 2013

Note 1 – Basis of Presentation

The consolidated balance sheet as of August 1, 2014, the consolidated statement of operations and comprehensive income (loss) for the three and nine month periods ended August 1, 2014, and July 26, 2013, and the consolidated statement of cash flows for the nine month periods ended August 1, 2014, and July 26, 2013, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the above statements do not include all of the footnotes required for complete financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2013, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year. Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America. The first nine months of fiscal 2014 contained 40 weeks, while the first nine months of fiscal 2013 contained 39 weeks.

On June 5, 2014, the Company’s board of directors authorized a change in the Company’s fiscal year end to the last Friday of September from the last Friday in October, effective for fiscal year 2016.  The Company plans to report its financial results for the 11-month transition period of November 1, 2014, through October 2, 2015, on an Annual Report on Form 10-K and to thereafter file its annual report for each twelve-month period ending the last Friday of September of each year, beginning with the twelve-month period ending September 30, 2016.  The Company’s fiscal year 2014 remains unchanged and will end on October 31, 2014.

Note 2 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) amended requirements for an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first fiscal quarter of 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on consolidated financial statements and related disclosures.

Note 3 – Earnings Per Share and Shareholders’ Equity

Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock options and restricted stock units. Common shares issuable from stock options excluded from the calculation of diluted earnings per share because they were anti-dilutive were 170,300 and 219,800 in the third fiscal quarter of 2014 and 2013, respectively. Shares used for calculating earnings per share are disclosed in the following table.

(In thousands)	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
	2014	2013	2014	2013
Shares used for basic earnings per share	31,995	31,297	31,818	31,100
Shares used for diluted earnings per share	32,591	31,870	32,427	31,663

Share repurchase program

On June 19, 2014, the Company’s board of directors approved a $200 million share repurchase program.  Under the program, the Company is authorized to repurchase up to $200 million of outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  Repurchases may be made in the open market or through private transactions, in accordance with SEC requirements.  The Company may enter into a Rule 10(b)5-1 plan designed to facilitate the repurchase of all or a portion of the repurchase amount.  The program does not require the Company to acquire a specific number of shares.  Common stock repurchased can be reissued, and accordingly, the Company accounts for repurchased stock under the cost method of accounting.

During the three months ended August 1, 2014, the Company repurchased 45,979 shares under this program at an average price paid per share of $112.57, for an aggregate purchase price of $5.2 million.

Note 4 – Retirement Benefits

The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC Electronics, Inc. (CMC). Components of periodic pension cost consisted of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
	2014	2013	2014	2013
Service cost	$2,621	$2,832	$8,244	$9,103
Interest cost	4,737	4,414	14,314	13,208
Expected return on plan assets	(6,504)	(5,836)	(19,398)	(17,142)
Amortization of prior service costs	19	20	58	62
Amortization of actuarial loss	1,213	3,465	3,913	10,320
Net Periodic Cost	$2,086	$4,895	$7,131	$15,551

The Company’s principal post-retirement plans include non-U.S. plans, which are non-contributory healthcare and life insurance plans. The components of expense of these other retirement benefits consisted of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
	2014	2013	2014	2013
Service cost	$233	$956	$696	$1,470
Interest cost	187	214	560	590
Amortization of prior service costs	(17)	(17)	(51)	(52)
Amortization of actuarial loss (gain)	(67)	8	(201)	24
Net Periodic Cost	$336	$1,161	$1,004	$2,032

Note 5 – Fair Value Measurements

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at August 1, 2014, and October 25, 2013.

(In thousands)	Level 2
	August 1,	October 25,
	2014	2013
Assets:
Derivative contracts designated as hedging instruments	$1,381	$2,270
Derivative contracts not designated as hedging instruments	2,763	3,670
Embedded derivatives	1,222	706

Liabilities:
Derivative contracts designated as hedging instruments	$8,129	$4,541
Derivative contracts not designated as hedging instruments	941	122
Embedded derivatives	518	344

(In thousands)	Level 3
	August 1,	October 25,
	2014	2013
Liabilities:
Contingent purchase obligation	$5,000	$4,000

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

The Company’s contingent purchase obligations consist of additional contingent consideration in connection with the acquisition of Sunbank Family of Companies, LLC (Sunbank) of $5.0 million as of August 1, 2014.  The contingent considerations will be payable to the sellers if certain performance objectives are met following the acquisition in accordance with the terms of the purchase agreement.  The values recorded on the balance sheet were derived from the estimated probability that the performance objectives will be met. The contingent purchase obligation is categorized as Level 3 in the fair value hierarchy.  The Company paid $4.0 million of contingent consideration in the second fiscal quarter of 2014 for satisfaction of its obligation related to Eclipse Electronic Systems, Inc. (Eclipse).

Note 6 – Derivative Financial Instruments

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements. At August 1, 2014, the Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral. The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At August 1, 2014, and October 25, 2013, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $375.7 million and $369.0 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing. When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective. In fiscal 2010, the Company entered into interest rate swap agreements for $175.0 million on the 2017 Notes. The swap agreements exchanged the fixed interest rate on the 2017 Notes of 6.625% for a variable interest rate. In the second fiscal quarter of 2013, the swap agreements were terminated and the Company redeemed the 2017 Notes with the proceeds from the $175.0 million U.S. Term Loan. The Company recorded a gain on the swap termination of $2.9 million in the second fiscal quarter of 2013.

Embedded Derivative Instruments

The Company’s embedded derivatives are the result of entering into sales or purchase contracts that are denominated in a currency other than the Company’s functional currency or the supplier’s or customer’s functional currency.

Net Investment Hedge

In July 2011, the Company entered into a Euro Term Loan for €125.0 million under the secured credit facility. The Company designated the Euro Term Loan a hedge of the investment in a certain French business unit. The foreign currency gain or loss that is effective as a hedge is reported as a component of other comprehensive income in shareholders’ equity. To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings. There was no ineffectiveness since inception of the hedge.  On June 30, 2014, the Company paid off the remaining balance of the Euro Term Loan.  As a result, the Company recorded a net loss of $0.5 million on extinguishment of debt.

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at August 1, 2014, and October 25, 2013, consisted of:

(In thousands)		Fair Value
		August 1,	October 25,
	Classification	2014	2013
Foreign Currency Forward Exchange Contracts:
	Other current assets	$2,969	$4,547
	Other assets	1,175	1,393
	Accrued liabilities	7,612	3,002
	Other liabilities	1,458	1,661

Embedded Derivative Instruments:
	Other current assets	$141	$59
	Other assets	1,081	647
	Accrued liabilities	312	344
	Other liabilities	206	-

The effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine month periods ended August 1, 2014, and July 26, 2013, consisted of:

Fair Value Hedges

We recognized the following gains (losses) on contracts designated as fair value hedges:

(In thousands)	Three Months Ended		Nine Months Ended
Gain (Loss)	August 1,	July 26,	August 1,	July 26,
	2014	2013	2014	2013
Interest rate swap contracts:
Recognized in interest expense	$-	$-	$-	$(1,058)
Recognized in loss on extinguishment of debt	-	-	-	2,918

Embedded derivatives:
Recognized in sales	(651)	284	215	1,541

Cash Flow Hedges

We recognized the following gains (losses) on contracts designated as cash flow hedges:

(In thousands)	Three Months Ended		Nine Months Ended
Gain (Loss)	August 1,	July 26,	August 1,	July 26,
	2014	2013	2014	2013
Foreign currency forward exchange contracts:
Recognized in AOCI (effective portion)	$1,873	$(544)	$(858)	$(1,975)
Reclassified from AOCI into sales	(893)	(551)	(3,638)	(1,187)

Net Investment Hedges

We recognized the following gains (losses) on contracts designated as net investment hedges:

(In thousands)	Three Months Ended		Nine Months Ended
Gain (Loss)	August 1,	July 26,	August 1,	July 26,
	2014	2013	2014	2013
Euro term loan:
Recognized in AOCI	$162	$(886)	$134	$(1,310)

During the first nine months of fiscal 2014 and 2013, the Company recorded losses of $0.8 million and $1.5 million, respectively, on foreign currency forward exchange contracts that have not been designated as an accounting hedge. These foreign currency exchange losses are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first nine months of fiscal 2014 and 2013. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first nine months of fiscal 2014 and 2013.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $5.7 million of net loss into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at August 1, 2014, is 24 months.

Note 7 – Income Taxes

The income tax rates were 20.6% and 11.4% for the first nine months of fiscal 2014 and 2013, respectively. In the first nine months of 2014, the Company recognized approximately $1.4 million of discrete tax benefits principally related to the following items.  The first item was approximately $0.9 million of tax benefits due to the release of reserves due to the expiration of applicable statutes of limitations.  The second item was a $0.5 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.  In the first nine months of fiscal 2013, the Company recognized $12.4 million of discrete tax benefits principally related to the following items. The first item was approximately $1.5 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits. The second item was approximately $2.3 million of tax benefits related to the settlement of U.S. and foreign tax examinations. The third item was a $4.3 million tax benefit related to the release of tax reserves due to the expiration of applicable statutes of limitations. The fourth item was a $3.8 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate. The income tax rate differed from the statutory rate in the first nine months of fiscal 2014 and 2013, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $1.6 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.

Note 8 – Debt

In March 2011, the Company entered into a secured credit facility for $460 million made available through a group of banks. The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates. The credit facility expires July 20, 2016. The spread ranges from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At August 1, 2014, the Company had $115.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.50%, which was 1.66% at August 1, 2014.

In July 2011, the Company amended the secured credit facility to provide for a €125.0 million term loan (Euro Term Loan). On June 30, 2014, the Company redeemed the €125.0 million Euro Term Loan.  In connection with the redemption, the Company wrote off $0.5 million in unamortized debt issuance costs as a loss on extinguishment of debt in the third fiscal quarter of 2014.

In April 2013, the Company amended the secured credit facility to provide for a $175.0 million term loan (U.S. Term Loan). The interest rate on the U.S. Term Loan ranges from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn. At August 1, 2014, the Company had $164.1 million outstanding under the U.S. Term Loan at an interest rate of LIBOR plus 1.50%, which was 1.66% at August 1, 2014. The loan amortizes at 1.25% of the original principal balance quarterly through March 31, 2016, with the remaining balance due in July 20, 2016.

In June 2014, the Company amended the secured credit facility to increase the U.K. borrower sublimit and to permit additional borrowers under the revolving credit facility in order to give the Company greater flexibility on foreign borrowing.

In April 2013, the Company redeemed the $175.0 million 6.625% Senior Notes due March 1, 2017 (2017 Notes). In connection with the redemption, the Company wrote off $1.3 million in unamortized debt issuance costs as a charge against interest expense. In addition, the Company incurred a $3.9 million redemption premium and received proceeds of $2.9 million from the termination of its $175.0 million interest rate swap agreements. As a result, the redemption of the 2017 Notes resulted in a net loss of $0.9 million on extinguishment of debt in the second fiscal quarter of 2013.

Based on quoted market prices, the approximate fair value of the Company’s $250.0 million 7.0% Senior Notes due August 1, 2020 (2020 Notes) was approximately $268.9 million and $272.5 million as of August 1, 2014, and October 25, 2013, respectively. The carrying amounts of the secured credit facility and U.S. Term Loan approximate fair value. Estimates of fair value for the 2020 Notes are based on quoted market prices, and are considered Level 2 inputs as defined in the fair value hierarchy, described in Note 5.

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation.  The repayment of this advance is based on year-over-year commercial aviation revenue growth at CMC beginning in 2014. Imputed interest on the advance was 4.55% at August 1, 2014. The discounted value of debt recognized was $52.9 million and $56.9 million as of August 1, 2014, and October 25, 2013, respectively.

Note 9 – Commitments and Contingencies

During the third fiscal quarter of 2013, the Company recorded a $1.5 million liability related to environmental remediation at a previously sold business for which the Company provided indemnification. A loss of $1.0 million, net of tax, is reflected in discontinued operations on the Consolidated Statement of Operations and Comprehensive Income (Loss).

On March 5, 2014, the Company entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DTCC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations. The Consent Agreement settles the pending ITAR compliance matter with the DTCC previously reported by the Company that resulted from voluntary reports the Company filed with DTCC that disclosed possible technical and administrative violations of the ITAR. The Consent Agreement has a three-year term and provides for: (i) a payment of $20 million, $10 million of which is suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures; (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training.

The settlement amount in the Consent Agreement is consistent with the amount proposed by DTCC in August 2013, for which the Company estimated and recorded a $10 million charge in the fiscal quarter ended July 26, 2013. The $10 million portion of the settlement that is not subject to suspension will be paid in installments, with $4 million paid in March 2014, and $2 million to be paid in each of March 2015, 2016, and 2017. The Company expects some part of recent investments made in our ITAR compliance program will be eligible for credit against the suspended portion of the settlement amount, which include: additional staffing, ongoing implementation of a new software system, employee training, and establishment of a regular compliance audit program and corrective action process. The Company expects recent and future investments in remedial compliance measures will be sufficient to cover the $10 million suspended payment.

Note 10 – Employee Stock Plans

As of August 1, 2014, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $9.8 million and $7.7 million for the first nine months of fiscal 2014 and 2013, respectively. During the first nine months of fiscal 2014 and 2013, the Company issued 600,540 and 502,946 shares, respectively, under its share-based compensation plans.

Employee Stock Purchase Plan (ESPP)

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded.

Employee Sharesave Scheme

The Company offers shares under its employee sharesave scheme for U.K. employees. This plan allows participants the option to purchase shares at a discount of 5% of the market price of the stock as of the beginning of the offering period. The term of these options is three years. The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan. Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 29,242 and 16,722 options in the first nine month periods ended August 1, 2014, and July 26, 2013, respectively. The weighted-average grant date fair value of options granted during the nine month periods ended August 1, 2014, and July 26, 2013, was $27.03 and $20.24 per share, respectively.

The fair value of the awards under the employee sharesave scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table. The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect at the time of grant.

	Nine Months Ended
	August 1,	July 26,
	2014	2013
Volatility	33.69%	36.97%
Risk-free interest rate	0.73%	0.40%
Expected life (years)	3	3
Dividends	0	0

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant. The Company granted 193,200 and 244,700 options to purchase shares in the nine month periods ended August 1, 2014, and July 26, 2013, respectively. The weighted-average grant date fair value of options granted during the nine month periods ended August 1, 2014, and July 26, 2013, was $45.23 and $29.24 per share, respectively.

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

	Nine Months Ended
	August 1,	July 26,
	2014	2013
Volatility	41.87 - 43.17%	41.89 - 44.25%
Risk-free interest rate	1.73 - 2.99%	0.79 - 1.88%
Expected life (years)	5 - 9	4.5 - 9.5
Dividends	0	0

The Company granted 77,575 and 32,200 restricted stock units during the nine month periods ended August 1, 2014, and July 26, 2013, respectively.  The weighted-average grant date fair value of restricted stock units granted during the nine month periods ended August 1, 2014, and July 26, 2013, was $84.50 and $62.52 per share, respectively.  The fair value of each restricted stock unit granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.

Note 11 – Acquisitions

On December 20, 2013, the Company acquired Sunbank for $51.7 million. The purchase price included $5 million in additional contingent consideration based upon achievement of certain sales levels over a two-year period. Sunbank is a manufacturer of electrical cable accessories, connectors and flexible conduit systems. Sunbank is included in the Sensors & Systems segment.

On February 4, 2013, the Company acquired the Gamesman Group (Gamesman) for $40.8 million. Gamesman is a global supplier of input devices principally serving the gaming industry. Gamesman is included in the Avionics & Controls segment.

Note 12 – Comprehensive Income

The Company’s comprehensive income is as follows:

(In thousands)	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
	2014	2013	2014	2013
Net earnings	$38,908	$38,238	$105,890	$98,871
Change in fair value of derivative financial instruments, net of tax (1)	810	(848)	(3,150)	(2,434)
Change in pension and post-retirement obligations, net of tax (2)	507	2,031	2,653	4,006
Currency translation adjustment	(23,746)	5,780	(19,231)	(16,984)
Comprehensive Income	$16,479	$45,201	$86,162	$83,459

(1)

Net of tax benefit (expense) of $(171) and $247 for the third fiscal quarter of 2014 and 2013, respectively. Net of tax benefit of $1,345 and $728 for the first nine months of fiscal 2014 and 2013, respectively.

(2)

Net of tax expense of $(294) and $(1,092) for the third fiscal quarter of 2014 and 2013, respectively. Net of tax expense of $(1,310) and $(2,167) for the first nine months of fiscal 2014 and 2013, respectively.

The Company’s accumulated other comprehensive loss is comprised of the following:

(In thousands)	August 1,	October 25,
	2014	2013
Net unrealized loss on derivative contracts	$(4,646)	$(1,496)
Pension and post-retirement obligations	(53,532)	(56,185)
Currency translation adjustment	16,166	35,397
Total accumulated other comprehensive loss	$(42,012)	$(22,284)

Note 13 – Restructuring

On December 5, 2013, the Company announced the acceleration of its plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions. These integration activities are expected to result in charges and expenses of approximately $40 million. The Company expects to incur costs of $20 million to $25 million in fiscal 2014 to support these efforts, with the balance to be incurred in fiscal 2015. The costs are mainly for exit and relocation of facilities, losses on the write off of certain property, plant and equipment, and severance. In the first nine months of fiscal 2014, restructuring expense totaled $14.3 million, as more fully described in the following table.

(In thousands)		Write Off of
	Exit &	of Property,
	Relocation	Plant &
	of Facilities	Equipment	Severance	Total

Cost of sales	$4,029	$9	$-	$4,038
Restructuring charges	2,866	2,542	4,871	10,279
Total	$6,895	$2,551	$4,871	$14,317

The Company has recorded an accrued liability for $6.4 million for these activities as of August 1, 2014.

(In thousands)	Accrued
Liabilities
Beginning Balance as of October 25, 2013	$-
Amounts accrued and incurred	14,317
Amounts paid	(5,313)
Write-off	(2,542)
Currency translation adjustment	(37)
Ending Balance as of August 1, 2014	$6,425

Note 14 – Subsequent Events

On September 3, 2014, the Company approved a plan to sell certain non-core business units including Eclipse, a manufacturer of embedded communication intercept receivers for signal intelligence applications, Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices, Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors, and an immaterial distribution business.  These businesses were not separate reporting units as defined under U.S. GAAP and no indicator of impairment existed at August 1, 2014, requiring an impairment test of their corresponding reporting units’ goodwill or these businesses’ long-lived assets.  Due to the Company’s plan to sell these businesses, during the fourth fiscal quarter of 2014, the assets will be valued at fair value and goodwill of the reporting unit will be allocated to each business based upon the relative fair value of the business units and the reporting unit.  Eclipse and the distribution business are included in the Avionics & Controls segment, Wallop is included in the Advanced Materials segment, and PA&E is included in the Sensors & Systems segment. Beginning in the fourth fiscal quarter of 2014, these businesses will be reported as discontinued operations. Based upon a range of projected fair values, management expects to incur an estimated after-tax loss between $55 million and $75 million in the fourth fiscal quarter of 2014 on the assets to be held for sale in discontinued operations.

Note 15 – Business Segment Information

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

(In thousands)	Three Months Ended		Nine Months Ended
	August 1,	July 26,	August 1,	July 26,
	2014	2013	2014	2013
Sales
Avionics & Controls	$200,109	$179,572	$596,149	$546,272
Sensors & Systems	198,106	175,864	595,929	524,638
Advanced Materials	132,909	122,632	373,600	364,682
Total Sales	$531,124	$478,068	$1,565,678	$1,435,592

Earnings from Continuing Operations Before Income Taxes
Avionics & Controls (1)	$29,055	$20,597	$75,386	$60,651
Sensors & Systems	18,196	21,584	61,533	63,792
Advanced Materials	27,532	28,135	70,903	74,402
Segment Earnings	74,783	70,316	207,822	198,845

Corporate expense	(16,142)	(20,793)	(48,398)	(53,224)
Interest income	146	132	403	381
Interest expense	(7,870)	(9,050)	(24,939)	(30,976)
Loss on extinguishment of debt	(533)	-	(533)	(946)
	$50,384	$40,605	$134,355	$114,080

(1)	Includes a $3.5 million impairment charge against Racal Acoustics, Ltd. (Racal Acoustics) goodwill in the three and nine month periods ended July 26, 2013.

Note 16 – Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of August 1, 2014, and October 25, 2013, and for the applicable periods ended August 1, 2014, and July 26, 2013, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the current subsidiary guarantors (Guarantor Subsidiaries) of the secured credit facility, and 2020 Notes; and (c) on a combined basis, the subsidiaries that are not guarantors of the secured credit facility, and 2020 Notes (Non-Guarantor Subsidiaries). The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the secured credit facility and the 2020 Notes.

Condensed Consolidating Balance Sheet as of August 1, 2014.

(In thousands)			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$4,039	$5,617	$200,800	$-	$210,456
Cash in escrow	-	-	-	-	-
Accounts receivable, net	(212)	145,086	216,953	-	361,827
Inventories	-	216,485	277,327	-	493,812
Income tax refundable	-	-	7,681	-	7,681
Deferred income tax benefits	29,042	169	21,505	-	50,716
Prepaid expenses	169	7,968	16,679	-	24,816
Other current assets	84	116	4,086	-	4,286
Total Current Assets	33,122	375,441	745,031	-	1,153,594

Property, Plant & Equipment, Net	1,470	169,712	192,023	-	363,205
Goodwill	-	362,192	770,795	-	1,132,987
Intangibles, net	-	155,050	405,843	-	560,893
Debt issuance costs, net	4,453	-	184	-	4,637
Deferred income tax benefits	14,799	(1)	53,618	-	68,416
Other assets	515	16,020	8,191	-	24,726
Amounts Due From (To) Subsidiaries	-	651,862	-	(651,862)	-
Investment in Subsidiaries	2,772,194	1,415,794	115,373	(4,303,361)	-
Total Assets	$2,826,553	$3,146,070	$2,291,058	$(4,955,223)	$3,308,458

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,831	$38,140	$83,405	$-	$123,376
Accrued liabilities	10,770	85,711	142,487	-	238,968
Current maturities of long-term debt	8,750	371	3,701	-	12,822
Deferred income tax liabilities	444	19	2,742	-	3,205
Federal and foreign income taxes	(2,054)	(8,882)	13,245	-	2,309
Total Current Liabilities	19,741	115,359	245,580	-	380,680

Credit Facilities	115,000	-	-	-	115,000
Long-Term Debt, Net	405,313	55,273	52,533	-	513,119
Deferred Income Tax Liabilities	54,211	(7)	124,592	-	178,796
Pension and Post-Retirement Obligations	17,388	713	44,658	-	62,759
Other Liabilities	16,313	3,944	27,056	-	47,313
Amounts Due To (From) Subsidiaries	187,796	-	454,020	(641,816)	-
Shareholders' Equity	2,010,791	2,970,788	1,342,619	(4,313,407)	2,010,791
Total Liabilities and Shareholders' Equity	$2,826,553	$3,146,070	$2,291,058	$(4,955,223)	$3,308,458

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three month period ended August 1, 2014.

(In thousands)			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$-	$248,443	$284,366	$(1,685)	$531,124
Cost of sales	-	156,486	193,850	(1,685)	348,651
	-	91,957	90,516	-	182,473
Expenses
Selling, general and administrative	-	37,686	57,607	-	95,293
Research, development and engineering	-	11,452	13,682	-	25,134
Restructuring charges	-	2,577	828	-	3,405
Goodwill impairment	-	-	-	-	-
Total Expenses	-	51,715	72,117	-	123,832

Operating Earnings from Continuing Operations	-	40,242	18,399	-	58,641
Interest Income	(3,837)	(1,948)	(13,932)	19,571	(146)
Interest Expense	5,777	6,832	14,832	(19,571)	7,870
Loss on Extinguishment of Debt	-	-	533	-	533
Earnings (Loss) from Continuing Operations Before Income Taxes	(1,940)	35,358	16,966	-	50,384
Income Tax Expense (Benefit)	(466)	7,446	4,450	-	11,430
Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	(1,474)	27,912	12,516	-	38,954
Earnings Attributable to Noncontrolling Interests	-	-	(46)	-	(46)
Earnings (Loss) from Continuing Operations Attributable to Esterline, Net of Tax	(1,474)	27,912	12,470	-	38,908
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	-	-	-	-	-
Equity in Net Earnings of Consolidated Subsidiaries	40,382	883	114	(41,379)	-

Net Earnings (Loss) Attributable to Esterline	$38,908	$28,795	$12,584	$(41,379)	$38,908

Comprehensive Income (Loss)	$15,707	$26,224	$(9,163)	$(16,289)	$16,479

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the nine month period ended August 1, 2014.

(In thousands)			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$-	$733,826	$836,055	$(4,203)	$1,565,678
Cost of sales	-	468,901	562,867	(4,203)	1,027,565
	-	264,925	273,188	-	538,113
Expenses
Selling, general and administrative	-	120,154	169,815	-	289,969
Research, development and engineering	-	37,005	41,436	-	78,441
Restructuring charges	-	6,898	3,381	-	10,279
Goodwill impairment	-	-	-	-	-
Total Expenses	-	164,057	214,632	-	378,689

Operating Earnings from Continuing Operations	-	100,868	58,556	-	159,424
Interest Income	(11,588)	(5,886)	(42,306)	59,377	(403)
Interest Expense	18,350	20,619	45,347	(59,377)	24,939
Loss on Extinguishment of Debt	-	-	533	-	533
Earnings (Loss) from Continuing Operations Before Income Taxes	(6,762)	86,135	54,982	-	134,355
Income Tax Expense (Benefit)	(1,462)	18,122	11,033	-	27,693
Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	(5,300)	68,013	43,949	-	106,662
Earnings Attributable to Noncontrolling Interests	-	-	(429)	-	(429)
Earnings (Loss) from Continuing Operations Attributable to Esterline, Net of Tax	(5,300)	68,013	43,520	-	106,233
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(343)	-	-	-	(343)
Equity in Net Earnings of Consolidated Subsidiaries	111,533	2,117	1,434	(115,084)	-

Net Earnings (Loss) Attributable to Esterline	$105,890	$70,130	$44,954	$(115,084)	$105,890

Comprehensive Income (Loss)	$88,374	$68,693	$35,471	$(106,376)	$86,162

Condensed Consolidating Statement of Cash Flows for the nine month period ended August 1, 2014.

(In thousands)			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$106,319	$70,130	$44,954	$(115,084)	$106,319
Depreciation & amortization	-	32,336	55,107	-	87,443
Deferred income taxes	(4,971)	(2)	(8,131)	-	(13,104)
Share-based compensation	-	4,248	5,585	-	9,833
Gain from sale of capital assets	-	-	-	-	-
Goodwill impairment	-	-	-	-	-
Working capital changes, net of effect of acquisitions:
Accounts receivable	528	13,887	9,065	-	23,480
Inventories	-	(17,289)	(25,122)	-	(42,411)
Prepaid expenses	(52)	(1,913)	(4,237)	-	(6,202)
Other current assets	2	(1)	(100)	-	(99)
Accounts payable	117	3,585	(8,210)	-	(4,508)
Accrued liabilities	(10,486)	(1,534)	(4,438)	-	(16,458)
Federal and foreign income taxes	(4,462)	21,809	(25,330)	-	(7,983)
Other liabilities	5,415	95	(6,950)	-	(1,440)
Other, net	(497)	(10,962)	11,304	-	(155)
	91,913	114,389	43,497	(115,084)	134,715

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(186)	(11,748)	(23,075)	-	(35,009)
Proceeds from sale of capital assets	-	-	-	-	-
Acquisition of business, net of cash acquired	-	(44,745)	-	-	(44,745)
	(186)	(56,493)	(23,075)	-	(79,754)

(In thousands)			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	23,173	-	-	-	23,173
Excess tax benefits from stock option exercises	6,392	-	-	-	6,392
Share repurchases	(5,176)	-	-	-	(5,176)
Repayment of long-term credit facilities	(40,000)	-	-	-	(40,000)
Repayment of long-term debt	(6,562)	(245)	(27,269)	-	(34,076)
Proceeds from issuance of long-term credit facilities	25,000	-	-	-	25,000
Proceeds from government assistance	-	-	3,362	-	3,362
Dividends paid to noncontrolling interests	-	-	(780)	-	(780)
Debt and other issuance costs	-	-	-	-	-
Net change in intercompany financing	(98,319)	(56,888)	40,123	115,084	-
	(95,492)	(57,133)	15,436	115,084	(22,105)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(22)	(22)	(1,534)	-	(1,578)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,787)	741	34,324	-	31,278
Cash and Cash Equivalents - Beginning of Period	7,826	4,876	166,476	-	179,178

Cash and Cash Equivalents - End of Period	$4,039	$5,617	$200,800	$-	$210,456

Condensed Consolidating Balance Sheet as of October 25, 2013.

(In thousands)			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$7,826	$4,876	$166,476	$-	$179,178
Cash in escrow	4,018	-	-	-	4,018
Accounts receivable, net	316	154,492	228,858	-	383,666
Inventories	-	190,830	256,833	-	447,663
Income tax refundable	-	6,526	-	-	6,526
Deferred income tax benefits	26,731	171	20,375	-	47,277
Prepaid expenses	117	5,510	12,556	-	18,183
Other current assets	86	115	5,003	-	5,204
Total Current Assets	39,094	362,520	690,101	-	1,091,715

Property, Plant & Equipment, Net	1,754	175,402	194,041	-	371,197
Goodwill	-	344,995	783,982	-	1,128,977
Intangibles, net	-	144,222	436,727	-	580,949
Debt issuance costs, net	5,252	-	959	-	6,211
Deferred income tax benefits	16,782	-	55,058	-	71,840
Other assets	18	3,692	7,513	-	11,223
Amounts Due From (To) Subsidiaries	-	549,307	-	(549,307)	-
Investment in Subsidiaries	2,588,478	979,123	349,104	(3,916,705)	-
Total Assets	$2,651,378	$2,559,261	$2,517,485	$(4,466,012)	$3,262,112

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,714	$29,064	$92,819	$-	$123,597
Accrued liabilities	21,652	87,826	144,083	-	253,561
Current maturities of long-term debt	8,750	237	12,292	-	21,279
Deferred income tax liabilities	568	24	1,715	-	2,307
Federal and foreign income taxes	2,408	(27,399)	32,339	-	7,348
Total Current Liabilities	35,092	89,752	283,248	-	408,092

Credit Facilities	130,000	-	-	-	130,000
Long-Term Debt, Net	411,875	55,562	70,422	-	537,859
Deferred Income Tax Liabilities	57,757	(7)	135,369	-	193,119
Pension and Post-Retirement Obligations	17,500	618	49,984	-	68,102
Other Liabilities	12,298	194	27,696	-	40,188
Amounts Due To (From) Subsidiaries	102,104	-	405,018	(507,122)	-
Shareholders' Equity	1,884,752	2,413,142	1,545,748	(3,958,890)	1,884,752
Total Liabilities and Shareholders' Equity	$2,651,378	$2,559,261	$2,517,485	$(4,466,012)	$3,262,112

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three month period ended July 26, 2013.

(In thousands)			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$-	$216,949	$262,068	$(949)	$478,068
Cost of sales	-	132,786	167,329	(949)	299,166
	-	84,163	94,739	-	178,902
Expenses
Selling, general and administrative	-	38,045	63,777	-	101,822
Research, development and engineering	-	12,684	11,419	-	24,103
Restructuring charges	-	-	-	-	-
Goodwill impairment	-	-	3,454	-	3,454
Total Expenses	-	50,729	78,650	-	129,379

Operating Earnings from Continuing Operations	-	33,434	16,089	-	49,523
Interest Income	(4,028)	(2,028)	(13,198)	19,122	(132)
Interest Expense	6,489	7,052	14,631	(19,122)	9,050
Loss on Extinguishment of Debt	-	-	-	-	-
Earnings (Loss) from Continuing Operations Before Income Taxes	(2,461)	28,410	14,656	-	40,605
Income Tax Expense (Benefit)	(671)	6,264	(4,442)	-	1,151
Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	(1,790)	22,146	19,098	-	39,454
Earnings Attributable to Noncontrolling Interests	-	-	(241)	-	(241)
Earnings (Loss) from Continuing Operations Attributable to Esterline, Net of Tax	(1,790)	22,146	18,857	-	39,213
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(975)	-	-	-	(975)
Equity in Net Earnings of Consolidated Subsidiaries	41,003	294	50	(41,347)	-

Net Earnings (Loss) Attributable to Esterline	$38,238	$22,440	$18,907	$(41,347)	$38,238

Comprehensive Income (Loss)	$45,816	$22,610	$26,689	$(49,914)	$45,201

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the nine month period ended July 26, 2013.

(In thousands)			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$-	$653,959	$784,389	$(2,756)	$1,435,592
Cost of sales	-	405,830	511,895	(2,756)	914,969
	-	248,129	272,494	-	520,623
Expenses
Selling, general and administrative	-	112,881	185,830	-	298,711
Research, development and engineering	-	37,448	35,389	-	72,837
Restructuring charges	-	-	-	-	-
Goodwill impairment	-	-	3,454	-	3,454
Total Expenses	-	150,329	224,673	-	375,002

Operating Earnings from Continuing Operations	-	97,800	47,821	-	145,621
Interest Income	(11,680)	(5,723)	(41,022)	58,044	(381)
Interest Expense	23,722	20,019	45,279	(58,044)	30,976
Loss on Extinguishment of Debt	946	-	-	-	946
Earnings (Loss) from Continuing Operations Before Income Taxes	(12,988)	83,504	43,564	-	114,080
Income Tax Expense (Benefit)	(2,894)	15,178	743	-	13,027
Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	(10,094)	68,326	42,821	-	101,053
Earnings Attributable to Noncontrolling Interests	-	-	(1,207)	-	(1,207)
Earnings (Loss) from Continuing Operations Attributable to Esterline, Net of Tax	(10,094)	68,326	41,614	-	99,846
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(975)	-	-	-	(975)
Equity in Net Earnings of Consolidated Subsidiaries	109,940	677	80	(110,697)	-

Net Earnings (Loss) Attributable to Esterline	$98,871	$69,003	$41,694	$(110,697)	$98,871

Comprehensive Income (Loss)	$87,090	$68,102	$35,100	$(106,833)	$83,459

Condensed Consolidating Statement of Cash Flows for the nine month period ended July 26, 2013.

(In thousands)			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$100,078	$69,003	$41,694	$(110,697)	$100,078
Depreciation & amortization	-	35,547	52,394	-	87,941
Deferred income taxes	11,252	(332)	(23,158)	-	(12,238)
Share-based compensation	-	3,321	4,346	-	7,667
Gain from sale of capital assets	-	(322)	(593)		(915)
Goodwill impairment	-	-	3,454	-	3,454
Working capital changes, net of effect of acquisitions:
Accounts receivable	(311)	14,744	36,630	-	51,063
Inventories	-	(17,500)	(15,274)	-	(32,774)
Prepaid expenses	29	287	(451)	-	(135)
Other current assets	22	433	(1,291)	-	(836)
Accounts payable	449	1,616	3,359	-	5,424
Accrued liabilities	9,740	7,382	(12,845)	-	4,277
Federal and foreign income taxes	1,607	(3,706)	(3,222)	-	(5,321)
Other liabilities	11,907	(13,422)	(8,879)	-	(10,394)
Other, net	1,284	(675)	(1,621)	-	(1,012)
	136,057	96,376	74,543	(110,697)	196,279

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(105)	(11,949)	(25,711)	-	(37,765)
Proceeds from sale of capital assets	-	322	593	-	915
Acquisition of business, net of cash acquired	-	-	(40,689)	-	(40,689)
	(105)	(11,627)	(65,807)	-	(77,539)

(In thousands)			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	20,450	-	-	-	20,450
Excess tax benefits from stock option exercises	2,237	-	-	-	2,237
Shares repurchased	-	-	-	-	-
Repayment of long-term credit facilities	(70,000)	-	-	-	(70,000)
Repayment of long-term debt	(177,187)	(151)	(32,203)	-	(209,541)
Proceeds from issuance of long-term credit facilities	175,000	-	-	-	175,000
Proceeds from government assistance	-	-	5,114	-	5,114
Dividends paid to noncontrolling interests	-	-	(1,044)	-	(1,044)
Debt and other issuance costs	(453)	-	-	-	(453)
Net change in intercompany financing	(81,084)	(84,563)	54,950	110,697	-
	(131,037)	(84,714)	26,817	110,697	(78,237)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	5	(12)	(1,923)	-	(1,930)

Net Increase (Decrease) in Cash and Cash Equivalents	4,920	23	33,630	-	38,573
Cash and Cash Equivalents - Beginning of Period	16,770	1,324	142,581	-	160,675

Cash and Cash Equivalents - End of Period	$21,690	$1,347	$176,211	$-	$199,248

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On September 3, 2014, our board of directors approved the plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications, Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices, Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors, and an immaterial distribution business.  These businesses were not separate reporting units as defined under U.S. GAAP and no indicator of impairment existed at August 1, 2014, requiring an impairment test of their corresponding reporting units’ goodwill or these businesses’ long-lived assets.  Due to our plan to sell these businesses, during the fourth fiscal quarter of 2014, the assets will be valued at fair value and goodwill of the reporting unit will be allocated to each business unit based upon the relative fair value of the business unit and the reporting unit.  Eclipse and the distribution business are included in our Avionics & Controls segment, Wallop is included in our Advanced Materials segment, and PA&E is included in our Sensors & Systems segment.  Beginning in our fourth fiscal quarter of 2014, these businesses will be reported as discontinued operations.  Based upon a range of projected fair values, we expect to incur an estimated after-tax loss between $55 million and $75 million in the fourth fiscal quarter of 2014 on the assets held for sale in discontinued operations.

On June 19, 2014, our board of directors approved a $200 million share repurchase program.  Under the program, we are authorized to repurchase up to $200 million of outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  During the third fiscal quarter of 2014, we repurchased 45,979 shares under this program at an average price paid per share of $112.57, for an aggregate purchase price of $5.2 million.

On December 20, 2013, we acquired the Sunbank Family of Companies, LLC (Sunbank) for $51.7 million. The purchase price included $5 million in additional contingent consideration based upon achievement of certain sales levels over a two-year period. Sunbank is a manufacturer of electrical cable accessories, connectors, and flexible conduit systems. Sunbank is included in the Sensors & Systems segment.

On December 5, 2013, we announced the acceleration of our plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions. Our integration activities are expected to result in charges and expenses of approximately $40 million over the next two years. We expect to incur costs of $20 million to $25 million in fiscal 2014, with the balance to be incurred in fiscal 2015. The costs include severance, relocation of facilities and losses from the write off of certain property, plant and equipment. Expense savings on short-cycle activities will commence in fiscal 2014, with substantially more savings projected in fiscal 2015. We expect these projects to result in savings in excess of $15 million annually commencing in fiscal 2016. The projects have payback periods of approximately two years.

Total restructuring expenses were $5.4 million, or 1.0% of sales, in the third fiscal quarter of 2014, of which $3.4 million is reported separately as restructuring expenses and $2.0 million is included in cost of goods sold. Restructuring expenses were mainly comprised of $4.0 million of exit and relocation of facilities expenses and $1.3 million in severance. Total restructuring expenses were $14.3 million, or 0.9% of sales, in the first nine months of fiscal 2014, of which $10.3 million is reported separately as restructuring expenses and $4.0 million is included in cost of goods sold. Restructuring expenses were mainly comprised of $4.9 million in severance, $6.9 million in exit and relocation of facilities expenses, and a $2.6 million loss on the write off of certain property, plant and equipment.

On February 4, 2013, we acquired the Gamesman Group (Gamesman) for $40.8 million. Gamesman is a global supplier of input devices principally serving the gaming industry. Gamesman is included in the Avionics & Controls segment.

For the third fiscal quarter of 2014, earnings from continuing operations were $38.9 million, or $1.19 per diluted share, compared to $39.2 million, or $1.23 per diluted share, in the third fiscal quarter of 2013.

For the third fiscal quarter of 2014, sales increased 11.1% to $531.1 million compared to the prior-year period. Gross margin for the third fiscal quarter of 2014 was 34.4% compared with 37.4% in the prior-year period. Gross margin was lower across all three segments.  Research, development and engineering spending in the third fiscal quarter of 2014 decreased 0.3 percentage points over the prior-year period to 4.7% of sales. Selling, general and administrative expense, as a percent of sales, in the third fiscal quarter of 2014 decreased 3.4 percentage points over the prior-year period to 17.9% of sales.

During the third fiscal quarter of 2013, we recorded a $3.5 million, or $0.11 per diluted share, impairment charge against goodwill of Racal Acoustics, Ltd. (Racal Acoustics), our military headset business, which is included in our Avionics & Controls segment. The results for the third fiscal quarter of 2013 also were impacted by a $10 million charge, or $0.31 per diluted share, related to the Directorate of Defense Trade Controls (DDTC) matter for which we entered into a Consent Agreement in March 2014.

The income tax rate was 22.7% compared with 2.8% for the third fiscal quarter of 2014 and 2013, respectively. In the third fiscal quarter of 2014, we recognized $0.3 million of discrete income tax benefits and $8.7 million of discrete income tax benefits in the prior-year period.

For the third fiscal quarter of 2014, net earnings were $38.9 million, or $1.19 per diluted share, compared to $38.2 million, or $1.20 per diluted share, in the third fiscal quarter of 2013.

For the first nine months of fiscal 2014, earnings from continuing operations were $106.2 million, or $3.28 per diluted share, compared to $99.8 million, or $3.15 per diluted share, during the prior-year period.

Sales increased by 9.1% to $1.6 billion in the first nine months of fiscal 2014, reflecting higher Avionics & Controls, Sensors & Systems, and Advanced Materials sales compared with the prior-year period. The increase in Advanced Materials sales reflected higher sales of engineered materials and weaker sales of defense technologies.  Our sales were impacted by uncertainty with respect to future defense spending, which has resulted in delays in the release of orders.  The impact of this uncertainty is yet to be fully determined, and lack of clarity will likely result in downward pressure for some period of time.

Gross margin decreased to 34.4% in the first nine months of fiscal 2014 compared with 36.3% in the prior-year period. This was due to lower gross margins across all three segments.

Research, development and engineering spending in the first nine months of fiscal 2014 increased $5.6 million over the prior-year period to $78.4 million, or 5.0% of sales. Selling, general and administrative expense, as a percent of sales, in the first nine months of fiscal 2014 decreased 2.3 percentage points over the prior-year period to 18.5% of sales.

During the first nine months of fiscal 2013, earnings from continuing operations were impacted by a $3.5 million, or $0.11 per diluted share, impairment charge against goodwill of Racal Acoustics, our military headset business. For the first nine months of fiscal 2013, earnings were also impacted by a $10 million charge, or $0.32 per diluted share, related to our matter with the DDTC as referred to above.

The income tax rate was 20.6% and 11.4% for the first nine months of fiscal 2014 and 2013, respectively. In the first nine months of fiscal 2014 and 2013, we recognized $1.4 million and $12.4 million, respectively, in discrete income tax benefits.

For the first nine months of fiscal 2014, net earnings were $105.9 million, or $3.27 per diluted share, compared to $98.9 million, or $3.12 per diluted share, during the prior-year period.

During the third fiscal quarter of 2014, the U.S. and other countries expanded the sanctions against Russia, which increased the restrictions on sales of certain products, including aviation products, to Russia and to specified restricted parties in or affiliated with Russia.  Our Avionics & Controls and Sensors & Systems segments have programs with Russian customers.  We evaluated the impact of these sanctions and determined that during the third fiscal quarter of 2014, the impact from Canadian, European Union and U.S. sanctions against Russia on our sales to Russia was not material.  We are currently evaluating the effects of these sanctions on our future operating results, but we could have material impacts on our sales to Russia in future periods due to these sanctions.

Results of Operations

Three Month Period Ended August 1, 2014, Compared with Three Month Period Ended July 26, 2013

Sales for the third fiscal quarter increased 11.1% over the prior-year period.  Sales by segment were as follows:

(In thousands)		Three Months Ended
	Incr. (Decr.) From	August 1,	July 26,
	Prior Year Period	2014	2013
Avionics & Controls	11.4%	$200,109	$179,572
Sensors & Systems	12.6%	198,106	175,864
Advanced Materials	8.4%	132,909	122,632
Total Net Sales		$531,124	$478,068

The 11.4% increase in sales of Avionics & Controls mainly reflected higher sales volumes of control and communication systems and interface technologies of $18 million.  Control and communication sales increased $11 million due to increased sales of cockpit controls for OEM commercial aviation applications.  Interface technologies sales increase was mainly due to higher sales to gaming customers.

The 12.6% increase in Sensors & Systems principally reflected increased sales of connection technologies and $10 million from incremental sales from the Sunbank acquisition in December 2013.  Advanced sensors sales increased $2 million on improved OEM sales partially offset by lower aftermarket sales.  Power systems sales increased $4 million mainly due to higher commercial aviation demand.  Segment sales also benefited from a stronger euro and U.K. pound relative to the U.S. dollar compared with the prior-year period.

The 8.4% increase in sales of Advanced Materials principally reflected increased sales volumes of engineered materials of $11 million, partially offset by decreased sales volumes of defense technologies.  The increase in engineered materials mainly reflected higher sales for defense and commercial aviation applications. The decrease in defense technologies sales volumes was due to lower demand for combustible ordnance and flare countermeasure devices.

Overall, gross margin as a percentage of sales was 34.4%, compared with 37.4% in the same period a year ago.  Gross profit was $182.5 million compared with $178.9 million in the same period a year ago.  Gross margin was impacted by $2.0 million in restructuring expense in the third fiscal quarter of 2014.

Avionics & Controls segment gross margin was 36.8% and 39.4% for the third fiscal quarter of 2014 and 2013, respectively.  Segment gross profit was $73.7 million compared with $70.7 million in the prior-year period.  The increase in segment gross profit principally reflected higher gross profit on sales of control and communication systems of $5 million, partially offset by a $2 million decrease in gross profit on sales of avionics systems.  The increase in gross profit on cockpit control devices was mainly due to higher gross margin on sales of secure communication systems due to a favorable estimate at completion adjustment on a long-term contract.  The decrease in the segment gross margin percentage mainly reflected lower gross margins on sales of avionics systems and interface technologies.  Avionics systems gross margin was impacted by a $3 million increase in an estimate at completion for long-term contracts for updated flight management systems, and interface technologies gross margin was impacted by an unfavorable sales mix.

Sensors & Systems segment gross margin was 33.0% and 36.4% for the third fiscal quarter of 2014 and 2013, respectively.  Segment gross profit was $65.4 million compared with $64.0 million in the prior-year period.  The decrease in the segment gross margin percentage reflected lower aftermarket sales of advanced sensors and higher operating expenses at our advanced sensors operations.  Additionally, connection technologies gross margin was impacted by lower connector sales for defense applications.

Advanced Materials segment gross margin for the third fiscal quarter of 2014 was 32.6% compared with 36.1% for the prior-year period.  Segment gross profit was $43.4 million compared with $44.2 million in the prior-year period.  Gross profit in the third fiscal quarter of 2014 compared to the prior-year period reflected higher sales volumes of engineered materials for defense applications, offset by lower gross profit on decreased sales volumes of combustible ordnance and flare countermeasure devices.  Gross margin declined in the third fiscal quarter of 2014 due to lower sales of combustible ordnance and lower yields on flare countermeasure devices.

Selling, general and administrative expenses (which include corporate expenses) totaled $95.3 million, or 17.9% of sales, and $101.8 million, or 21.3% of sales, for the third fiscal quarter of 2014 and 2013, respectively.  The decrease mainly reflected the $10 million charge for the DDTC matter recorded in the prior-year period, partially offset by $2 million in incremental compliance expense in the third fiscal quarter of 2014.

Research, development and engineering spending was $25.1 million, or 4.7% of sales, for the third fiscal quarter of 2014 compared with $24.1 million, or 5.0% of sales, for the third fiscal quarter of 2013.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the third fiscal quarter of 2014 totaled $74.8 million, or 14.1% of sales, compared with $70.3 million, or 14.7% of sales, for the third fiscal quarter in 2013.  Excluding restructuring expenses of $5.1 million, segment earnings were $79.9 million, or 15.0% of sales, for the third fiscal quarter of 2014.  In the third fiscal quarter of 2013, we recorded an impairment charge of $3.5 million against goodwill of Racal Acoustics.  Excluding the impairment charge recorded, segment earnings totaled $73.8 million, or 15.4% of sales, for the third fiscal quarter of 2013.

Avionics & Controls segment earnings were $29.1 million, or 14.5% of sales, in the third fiscal quarter of 2014 compared with $20.6 million, or 11.5% of sales, in the third fiscal quarter of 2013, mainly reflecting an $11 million increase in control and communication systems, partially offset by a $3 million decrease in avionics systems.  Control and communication systems earnings benefited from increased earnings on higher sales and margins of cockpit control devices and improved earnings from sales of secure communication devices. Additionally, the third fiscal quarter of 2013 reflected an impairment charge of $3.5 million against goodwill of Racal Acoustics.  Excluding the impairment charge, Avionics & Controls segment earnings were $24.1 million, or 13.4% of sales, in the third fiscal quarter of 2013.  Avionics systems earnings were impacted by an unfavorable estimate at completion adjustment.

Sensors & Systems segment earnings were $18.2 million, or 9.2% of sales, for the third fiscal quarter of 2014 compared with $21.6 million, or 12.3% of sales, for the third fiscal quarter of 2013. Sensors & Systems earnings were impacted by $3.3 million in restructuring expense and by lower aftermarket sales of engine sensors.

Advanced Materials segment earnings were $27.5 million, or 20.7% of sales, for the third fiscal quarter of 2014 compared with $28.1 million, or 22.9% of sales, for the third fiscal quarter of 2013, primarily reflecting lower earnings from sales of flare countermeasures of $5 million.  This decrease in segment earnings from lower sales of countermeasures was substantially offset by increased earnings on higher sales of elastomer materials for defense applications.

Interest expense for the third fiscal quarter of 2014 was $7.9 million compared with $9.1 million for the third fiscal quarter of 2013, reflecting reduced borrowings.

The income tax rate was 22.7% for the third fiscal quarter of 2014 compared with 2.8% for the third fiscal quarter of 2013.  In the third fiscal quarter of 2014, we recognized $0.3 million of discrete income tax benefits.  In the third fiscal quarter of 2013, we recognized $8.7 million of discrete tax benefits principally related to the following items.  The first item was a $4.3 million income tax benefit related to the release of income tax reserves due to the expiration of applicable statutes of limitations.  The second item was a $3.8 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.  The income tax rate differed from the statutory rate in the third fiscal quarter of 2014 and 2013, as both quarters benefited from various tax credits and certain foreign interest expense deductions.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

We use forward contracts to hedge our foreign currency exchange risk.  To the extent that these contracts qualify as hedges under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs.  Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers.  Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in a currency other than the functional currency of the Company for the three-month periods ended August 1, 2014, and July 26, 2013, are as follows:

(In thousands)	Three Months Ended
Gain (Loss)	August 1,	July 26,
	2014	2013
Forward foreign currency contracts	$(1,594)	$237
Forward foreign currency contracts reclassified from AOCI	(893)	(551)
Embedded derivatives	(567)	255
Revaluation of monetary assets/liabilities	527	322
Total	$(2,527)	$263

Nine Month Period Ended August 1, 2014, Compared with Nine Month Period Ended July 26, 2013

Sales for the first nine months of fiscal 2014 increased by 9.1% over the prior-year period, reflecting 40 weeks in the first nine months in fiscal 2014 and 39 weeks in the prior-year period and incremental sales from the Sunbank acquisition.  Sales by segment were as follows:

(In thousands)		Nine Months Ended
	Incr. (Decr.) From	August 1,	July 26,
	Prior Year Period	2014	2013
Avionics & Controls	9.1%	$596,149	$546,272
Sensors & Systems	13.6%	595,929	524,638
Advanced Materials	2.4%	373,600	364,682
Total Net Sales		$1,565,678	$1,435,592

The 9.1% increase in sales of Avionics & Controls mainly reflected increased sales volumes of control and communication systems and interface technologies.  A $28 million increase in interface technologies sales mainly reflected incremental sales from the Gamesman acquisition. A $16 million increase in control and communication systems sales mainly reflected increased sales volumes of control panels and switches of $13 million for OEM commercial aviation applications.  Additionally, the increase reflected higher sales volumes of secure communication devices of $7 million.  These increases were partially offset by lower sales volumes of controls and grips.

The 13.6% increase in sales of Sensors & Systems principally reflected increased sales of connection technologies of $49 million and power systems of $14 million.  The increase in connection technologies reflected incremental sales from the Sunbank acquisition of $23 million and higher sales volumes of connection technologies for commercial aviation and industrial applications.  The increase in power systems sales mainly reflected higher OEM sales for commercial aviation applications.  Advanced sensors sales increased $8 million on improved OEM sales partially offset by lower aftermarket sales.  Segment sales also benefited from a stronger euro and U.K. pound relative to the U.S. dollar compared with the prior-year period.

The 2.4% increase in sales of Advanced Materials principally reflected increased sales of engineered materials for defense and commercial aviation applications of $27 million, partially offset by lower sales volumes of defense technologies of $18 million.

Overall, gross margin as a percentage of sales was 34.4% and 36.3% for the first nine months of fiscal 2014 and 2013, respectively.  Gross profit was $538.1 million and $520.6 million for the first nine months of fiscal of 2014 and 2013, respectively.  Gross margin was impacted by $4.0 million in restructuring expense in the first nine months of fiscal 2014.

Avionics & Controls segment gross margin was 36.6% and 37.6% for the first nine months of fiscal 2014 and 2013, respectively.  Segment gross profit was $218.0 million compared with $205.4 million in the prior-year period, reflecting a $14 million increase on gross profit from sales of avionics systems and interface technologies.  Gross profit on avionics systems increased $8 million mainly due to higher sales of aviation products for defense applications, partially offset by $2 million in restructuring expense.  Gross profit on interface technologies increased $6 million mainly due to incremental sales from the Gamesman acquisition.  The decrease in segment gross margin mainly reflected lower gross margin on sales of control and communication systems due to lower spares sales.

Sensors & Systems segment gross margin was 33.5% and 37.0% for the first nine months of fiscal 2014 and 2013, respectively.  Segment gross profit was $199.4 million compared with $194.3 million in the prior-year period.  The increase in gross profit mainly reflected the favorable effect of a strong euro and U.K. pound relative to the U.S. dollar.  The decrease in segment gross margin principally reflected lower margins on sales of connection technologies and advanced sensors.  The decrease in gross margin on connection technologies was due to lower defense sales resulting in a lower recovery of fixed overhead expenses.  In addition, connection technologies gross margin was impacted by Sunbank’s current gross margin being lower than segment gross margin and by recording Sunbank’s acquired inventory at fair value.  The decrease in advanced sensors gross margin reflected lower aftermarket sales and higher operating expenses.

Advanced Materials segment gross margin was 32.3% for the first nine months of fiscal 2014 compared to 33.2% for the same period one year ago.  Segment gross profit was $120.8 million compared to $121.0 million in the prior-year period.  The decrease in segment gross profit reflected a decrease in gross profit on sales of defense technologies due to lower sales of combustible ordnance and flare countermeasures partially offset by a $15 million increase in gross profit on higher sales of elastomer materials for commercial aviation and defense applications.

Selling, general and administrative expenses (which include corporate expenses) totaled $290.0 million, or 18.5% of sales, and $298.7 million, or 20.8% of sales, for the first nine months of fiscal 2014 and 2013, respectively.  The $8.7 million decrease in selling, general and administrative expenses mainly reflects a $4.8 million decrease in corporate expense and a $3.7 million decrease in segment selling, general and administrative expense.  The decrease in corporate expense reflects the recording of a $10 million charge for the DDTC matter in the prior-year period.  This decrease was partially offset by a $2.6 million increase in compliance expense related to U.S. export laws in the first nine months of fiscal 2014 compared to the prior-year period.  The decrease in segment selling, general and administrative expense mainly reflected a $6.8 million decrease in pension expense, partially offset by incremental selling, general and administrative expense from acquisitions of businesses.

Research, development and engineering spending was $78.4 million, or 5.0% of sales, for the first nine months of fiscal 2014 compared with $72.8 million, or 5.1% of sales, for the first nine months of fiscal 2013.  The increase in research, development and engineering spending principally reflects higher spending on avionics systems and advanced sensors.  Fiscal 2014 research, development and engineering spending is expected to be about 5% of sales.

Total segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first nine months of fiscal 2014 totaled $207.8 million, or 13.3% of sales, compared with $198.8 million, or 13.9% of sales, for the first nine months of fiscal 2013. Excluding restructuring expenses of $13.8 million, segment earnings were $221.7 million, or 14.2% of sales, for the first nine months of 2014.

Avionics & Controls segment earnings were $75.4 million, or 12.6% of sales, in the first nine months of fiscal 2014 and $60.7 million, or 11.1% of sales, in the first nine months of fiscal 2013.  Excluding restructuring expense, segment earnings were $79.8 million or 13.4% of sales.  Excluding the goodwill impairment charge of $3.5 million associated with Racal Acoustics, segment earnings were $64.1 million, or 11.7% of sales, in the first nine months of fiscal 2013.  The increase in segment earnings from the prior-year period mainly reflects a $5 million increase in avionics systems earnings, a $6 million increase in control and communication systems earnings, and a $4 million increase in interface technologies earnings.  Avionics systems earnings benefited from increased gross profit, partially offset by higher research, development and engineering expense of $4 million.  Control and communication systems benefited from lower operating expenses.  The increase in interface technologies earnings reflected incremental earnings from the Gamesman acquisition.

Sensors & Systems segment earnings were $61.5 million, or 10.3% of sales, for the first nine months of fiscal 2014 compared with $63.8 million, or 12.2% of sales, for the first nine months of fiscal 2013.  Sensors & Systems was impacted by lower earnings on sales of advanced sensors, $5.5 million in segment restructuring expense, and $1.4 million from recording Sunbank’s acquired inventory at its fair value.  These decreases were partially offset by higher earnings on sales of power systems.

Advanced Materials segment earnings were $70.9 million, or 19.0% of sales, for the first nine months of fiscal 2014 compared with $74.4 million, or 20.4% of sales, for the first nine months of fiscal 2013, primarily reflecting restructuring expense of $4 million and lower earnings from sales of combustible ordnance and countermeasures.  The restructuring expense mainly reflected a loss from the write off of certain property, plant and equipment resulting from a planned facility closure.  This decrease in segment earnings was partially offset by increased gross profit on higher sales of elastomer materials for commercial aviation and defense applications.

Interest expense for the first nine months of fiscal 2014 was $24.9 million compared with $31.0 million for the first nine months of fiscal 2013, reflecting reduced borrowings.

The income tax rates were 20.6% and 11.4% for the first nine months of fiscal 2014 and 2013, respectively.  In the first nine months of 2014, we recognized approximately $1.4 million of discrete tax benefits principally related to the following items.  The first item was approximately $0.9 million of tax benefits due to the release of reserves due to the expiration of applicable statutes of limitations.  The second item was a $0.5 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.  In the first nine months of fiscal 2013, we recognized $12.4 million of discrete tax benefits principally related to the following items.  The first item was approximately $1.5 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits.  The second item was approximately $2.3 million of tax benefits related to the settlement of U.S. and foreign tax examinations.  The third item was a $4.3 million tax benefit related to the release of tax reserves due to the expiration of applicable statutes of limitations.  The fourth item was a $3.8 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.  The income tax rate differed from the statutory rate in the first nine months of fiscal 2014 and 2013, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $1.6 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

We use forward contracts to hedge our foreign currency exchange risk.  To the extent that these contracts qualify as hedges under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs.  Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers. Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in a currency other than the functional currency of the Company for the nine month periods ended August 1, 2014, and July 26, 2013, are as follows:

(In thousands)	Nine Months Ended
Gain (Loss)	August 1,	July 26,
	2014	2013
Forward foreign currency contracts	$(789)	$(1,512)
Forward foreign currency contracts reclassified from AOCI	(3,638)	(1,187)
Embedded derivatives	238	1,521
Revaluation of monetary assets/liabilities	394	(2,070)
Total	$(3,795)	$(3,248)

New orders for the first nine months of fiscal 2014 were $1.6 billion compared with $1.4 billion for the same period in 2013. Backlog was $1.3 billion at August 1, 2014, at the end of the prior-year period and at the end of fiscal 2013.

Liquidity and Capital Resources

Cash and cash equivalents at August 1, 2014, totaled $210.5 million, an increase of $31.3 million from October 25, 2013. Net working capital increased to $772.9 million at August 1, 2014, from $683.6 million at October 25, 2013. Sources and uses of cash flows from operating activities principally consist of cash received from the sale of products and cash payments for material, labor and operating expenses. Cash flows provided by operating activities were $134.7 million and $196.3 million in the first nine months of fiscal 2014 and 2013, respectively, reflecting higher purchases of inventory, lower cash collections from customers and higher payments for income taxes.

Cash flows used by investing activities were $79.8 million and $77.5 million in the first nine months of fiscal 2014 and 2013, respectively. Cash flows used for investing activities for the first nine months of fiscal 2014 primarily reflected cash paid for acquisitions of $44.7 million, net of cash acquired, and capital expenditures of $35.0 million.  Cash flows used by investing activities in the first nine months of fiscal 2013 primarily reflected cash paid for acquisitions of $40.7 million, net of cash acquired, and capital expenditures of $37.8 million.

Cash flows used by financing activities were $22.1 million and $78.2 million in the first nine months of fiscal 2014 and 2013, respectively. Cash flows used by financing activities in the first nine months of fiscal 2014 primarily reflected shares repurchased of $5.2 million, repayment of long-term debt and credit facilities of $74.1 million, and proceeds from our credit facility of $25 million.  Cash flows used by financing activities in the first nine months of fiscal 2013 primarily reflected proceeds from our new credit facility of $175.0 million and repayment of long-term debt and credit facilities of $279.5 million.

On June 19, 2014, our board of directors approved a $200 million share repurchase program.  Under the program, we are authorized to repurchase up to $200 million of outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  Repurchases may be made in the open market or through private transactions, in accordance with SEC requirements.  We may enter into a Rule 10(b)5-1 plan designed to facilitate the repurchase of all or a portion of the repurchase amount.  The program does not require the Company to acquire a specific number of shares.  During the three months ended August 1, 2014, we repurchased 45,979 shares under this program at an average price paid per share of $112.57, for an aggregate purchase price of $5.2 million.

We believe cash on hand and funds generated from operations are adequate to service operating cash requirements and capital expenditures through the next twelve months.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $60 million during fiscal 2014, compared to $55.3 million expended in fiscal 2013 (excluding acquisitions).

Total debt at August 1, 2014, was $640.9 million and consisted of $250.0 million of 2020 Notes, $164.1 million of the U.S. Term Loan, $115.0 million in borrowings under our secured credit facility, $52.9 million of government refundable advances, $55.8 million under capital lease obligations, and $3.1 million of various foreign currency debt agreements and other debt agreements.

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

There have been no significant changes in our exposure to market risk during the first nine months of fiscal 2014. A discussion of our exposure to market risk is provided in the Company’s Annual Report on Form 10-K for the fiscal year ended October 25, 2013.

Item 4.	Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 1, 2014. Based upon that evaluation, they concluded as of August 1, 2014, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of August 1, 2014, that our disclosure controls and procedures were also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

See Note 9 to the consolidated financial statements included in Part 1, Item 1 of this report for information regarding legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Dollar Value
			of Shares	of Shares
			Purchased as	That May Yet
	Total Number		Part of Publicly	Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plan
Period	Repurchased	Paid Per Share	or Programs	or Program
May 3, 2014 to May 30, 2014	-	$-	-	$-
May 31, 2014 to June 27, 2014	-	-	-	200,000,000
June 28, 2014 to August 1, 2014	45,979	112.57	45,979	194,824,183
Total	45,979		45,979

On June 19, 2014, our board of directors authorized a new share repurchase program for the repurchase of up to an aggregate of $200 million of the Company’s outstanding common stock.  All of the repurchases in the table above were made through that program.

Item 6.	Exhibits
3.1

Amended and Restated Bylaws of Esterline Technologies Corporation, effective June 5, 2014.  (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 5, 2014 [Commission File No. 1-63571].)

10.1

Fifth Amendment dated as of June 9, 2014, among Esterline Technologies Corporation, the Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders and other parties thereto.

	11	Schedule setting forth computation of basic and diluted earnings per common share for the three and nine month periods ended August 1, 2014, and July 26, 2013.
	31.1	Certification of Chief Executive Officer.
	31.2	Certification of Chief Financial Officer.
	32.1	Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document

Item 6.	Exhibits
	101.SCH	XBRL Taxonomy Extension Schema
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: September 5, 2014	By:	/s/ Robert D. George
Robert D. George
Chief Financial Officer, Vice President, and
Corporate Development
(Principal Financial Officer)