Form 10-K
period 2014-10-31
ESTERLINE TECHNOLOGIES CORP
filed 2014-12-22
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of December 17, 2014, 31,750,610 shares of the Registrant’s common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of May 2, 2014, was $3,491,192,615 (based upon the closing sales price of $109.30 per share).

Documents Incorporated by Reference

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended October 31, 2014.

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

Our current business and strategic plan focuses on continued development of our products principally for aerospace and defense markets in three key technology segments:  Avionics & Controls, Sensors & Systems, and Advanced Materials.  Our products are often mission critical, which have been designed into particular military and commercial platforms and in certain cases can only be replaced by products of other manufactures following a formal certification process.  We are concentrating our efforts to expand our capabilities in these markets and anticipate the global needs of our customers and respond to such needs with comprehensive solutions.  These efforts focus on continuous research and new product development, acquisitions, and strategic realignment of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering.  Such expansion included the December 2013 acquisition of the Sunbank Family of Companies, LLC (Sunbank), and the February 2013 acquisition of the Gamesman Group (Gamesman), which is a global supplier of input devices principally serving the gaming industry.  These acquisitions are described in more detail in the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations contained in Item 7 of this report.

In December 2013, we announced the acceleration of our plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions.  Our integration activities are expected to result in charges and expenses for a total of $35 million for fiscal 2014 and fiscal 2015.  We incurred costs of $20.4 million in fiscal 2014, with the balance to be incurred in fiscal 2015.  The costs include severance, relocation of facilities, and losses from the write off of certain property, plant and equipment.  Expense savings on short-cycle activities commenced in fiscal 2014, with substantially more savings projected in fiscal 2015.

In March 2014, we entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DDTC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations.  Among other things, the Consent Agreement requires us to pay a $20 million penalty, of which $10 million was suspended and eligible for offset credit based upon verified expenditures for past and future remedial actions, and to continue to implement ongoing compliance remedial measures and to implement additional remedial measures related to ITAR compliance activities.  Due to these requirements, in fiscal 2014 we incurred $9 million in incremental compliance costs and expect to incur about $7 million in incremental costs in fiscal 2015.  More information about the Consent Agreement is set forth under U.S. Government Contracts and Subcontracts in Part I, Item 1 of this report.

In September 2014, our board of directors approved the plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; and an immaterial distribution business.  Eclipse and the distribution business are included in our Avionics & Controls segment, Wallop is included in our Advanced Materials segment, and PA&E is included in our Sensors & Systems segment.  These businesses are reported as discontinued operations.  We recorded an estimated after-tax loss of $49.5 million in the fourth fiscal quarter of 2014 on the assets held for sale in discontinued operations.

In September 2014, we agreed to acquire the aerospace and defense display businesses of Barco N.V. The business designs and manufactures high-technology, harsh-environment displays and visualization solutions, holding positions in avionics, defense, air traffic control, and training and simulation markets.  The transaction is expected to close in January 2015, contingent upon completion of certain French regulatory procedures, and other customary closing conditions. The acquisition purchase price of €150 million, or approximately $187 million, will be funded primarily by international cash reserves.  The business will be included in our Avionics & Controls segment.

Our products have a long history in the aerospace and defense industry and are found on most military and commercial aircraft, helicopters, and land-based systems.  For example, our products are used on the majority of active and in-production U.S. military aircraft and on every Boeing commercial aircraft platform manufactured in the past 75 years.  In addition, our products are supplied to Airbus, many of the major regional and business jet manufacturers, and the major aircraft engine manufacturers.  We work closely with OEMs on new, highly engineered products with the objective of such products becoming designed into our customers’ platforms; this integration often results in sole-source positions for OEM production and aftermarket business.  We broadly categorize our commercial and military aerospace aftermarket sales as retrofit, repair services, and spare parts.  Spare parts alone made up approximately 8.5% of total sales in fiscal 2014.  Retrofit and repair services, which represent 5% of total sales in fiscal 2014, carry higher margins than OEM sales but lower margins than spare parts sales. In many cases, our aftermarket sales span the entire life of an aircraft.

We differentiate ourselves through our engineering and manufacturing capabilities and our reputation for safety, quality, on-time delivery, reliability, and innovation – all embodied in the Esterline Performance System, our way of approaching business that helps ensure all employees are focused on continuous improvement.  Safety of our operations is a critical factor in our business, and accordingly, we incorporate applicable regulatory guidance in the design of our facilities and train our employees using a behavior-based approach that focuses on safety-designed work habits and on-going safety audits.  Our industries are highly regulated, and compliance with applicable regulations, including export control and anti-bribery regulations, is an important focus in our business.  For example, we have a global code of business conduct and ethics that covers compliance with laws, and we provide training on this code to our worldwide employees.  In addition, we maintain local ethics advisors and export control specialists in our business units to support our compliance efforts.

Our sales are diversified across three broad markets:  defense, commercial aerospace, and general industrial.  For fiscal 2014, approximately 30% of our sales were from the defense market, 50% from the commercial aerospace market, and 20% from the general industrial market.

Financial Information About Industry Segments

A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to our business segments for fiscal years 2014, 2013, and 2012 is reported in Note 17 to the Company’s Consolidated Financial Statements, and appears in Item 8 of this report.

Description of Business

Avionics & Controls

Our Avionics & Controls business segment includes avionics systems, control and communication systems, and interface technologies capabilities.  Avionics systems designs and develops cockpit systems integration and avionics subsystems for commercial and military applications.  Control and communication systems designs and manufactures technology interface systems for military and commercial aircraft and land-based as well as sea-based military vehicles.  Additionally, control and communication systems designs and manufactures military audio and data products for severe battlefield environments and communication control systems to enhance security and aural clarity in military applications.  Interface technologies manufactures and develops custom control panels and input systems for medical, industrial, military and gaming industries.  We are a market leader in global positioning systems (GPS), head-up displays, enhanced vision systems, and electronic flight management systems that are used in a broad variety of control and display applications.  In addition, we develop, manufacture and market sophisticated, highly reliable technology interface systems for commercial and military aircraft.  These products include lighted push-button and rotary switches, keyboards, lighted indicators, panels and displays.  Our products have been integrated into many existing aircraft designs, including every Boeing commercial aircraft platform currently in production.  Our large installed base provides us with a significant spare parts and retrofit business.  We are a Tier 1 supplier on the Boeing 787 program to design and manufacture all of the cockpit overhead panels and embedded software for these systems.  We manufacture control sticks, grips and wheels, as well as specialized switching systems.  In this area, we primarily serve commercial and military aviation, and airborne and ground-based military equipment manufacturing customers.  For example, we are a leading manufacturer of pilot control grips for most types of military fighter jets and helicopters.  Additionally, our software engineering center supports our customers’ needs with such applications as primary flight displays, flight management systems, air data computers and engine control systems.

Our proprietary products meet critical operational requirements and provide customers with significant technological advantages in such areas as night vision compatibility and active-matrix liquid-crystal displays (a technology enabling pilots to read display screens in a variety of light conditions as well as from extreme angles).  Our products are incorporated in a wide variety of platforms ranging from military helicopters, fighters and transports, to commercial wide- and narrow-body, regional and business jets.  In fiscal 2014, some of our largest customers for these products included Airbus, BAE Systems, The Boeing Company, Hawker Beechcraft, Honeywell, Lockheed Martin, Pilatus Aircraft, Rockwell Collins, Sikorsky, and Thales.

In addition, we design and manufacture ruggedized military personal communication equipment, primarily headsets, handsets and field communications.  We are the sole supplier of Active Noise Reduction (ANR) headsets to the British Army’s tracked and wheeled vehicle fleets under the Bowman communication system program.  We supply ANR headsets to the U.S. Army’s tracked and wheeled vehicle fleets, including Mine-Resistant Ambush Protected (MRAPs) and MRAP All Terrain Vehicle (M-ATVs) through the Vehicle Intercom System (VIS) and VIS-X programs comprising over 200,000 vehicles.  We are the sole supplier to the U.S. Marine Corps for their MRAP and M-ATV fleets.  We are also the sole ANR headset supplier to the Canadian Army.  We have a long-standing relationship with armies around the world, including forces in Australia, India, Saudi Arabia, and Spain.  In fiscal 2014, some of our largest customers for these products included BAE Systems, The Boeing Company, the British Ministry of Defence (MoD), L-3 Communications, Lockheed Martin, Northrop Grumman, and Sanmina.

We also manufacture a full line of keyboard, switch and input technologies for specialized medical equipment and communication systems for military applications.  These products include custom keyboards, keypads, and input devices that integrate cursor control devices, barcode scanners, displays, video, and voice activation.  We also produce instruments that are used for point-of-use and point-of-care diagnostics.  We have developed a wide variety of technologies, including plastic and vinyl membranes that protect high-use switches and fully depressible buttons, and backlit elastomer switch coverings that are resistant to exposure from harsh chemicals.  These technologies now serve as the foundation for a small but growing portion of our product line.  In fiscal 2014, some of our largest customers for these products included Alere, Aristocrat Technologies, General Electric, Inspired Gaming, Merck, Nuance, Philips, Roche, and Siemens.

Sensors & Systems

Our Sensors & Systems business segment includes power systems, connection technologies and advanced sensors capabilities.  We develop and manufacture high-precision temperature, pressure and speed sensors principally for aerospace customers, electrical interconnection systems for severe environments for aerospace, defense, geophysics & marine, and nuclear customers, as well as electrical power switching, control and data communication devices, and other related systems principally for aerospace and defense customers.  We are the OEM sole-source and aftersales supplier of temperature probes for use on all versions of the General Electric/Snecma CFM-56 jet engine.  The CFM-56 jet engine has an installed base of 25,700, is standard equipment on the current generation Boeing 737 aircraft, and was selected as the engine for approximately 55% of all Airbus single-aisle aircraft delivered to date.  We manufacture sensors for the environmental control system for Boeing 787 aircraft, and provide the primary power distribution assembly for the Airbus A400M military transport.  Additionally, we have a Tier 1 position with Rolls-Royce for a large suite of sensors for the engines that power the A400M and A350.  We design and manufacture micro packaging, planet probe interconnectors, launcher umbilicals, and composite connectors for the Boeing 787.  Unique electrical interconnection products account for a significant portion of our connection technologies sales.  The principal customers for our products in this business segment are jet engine manufacturers, airframe and industrial manufacturers.  In fiscal 2014, some of our largest customers for these products included Airbus, The Boeing Company, Bombardier, Dassault, Flame, General Electric, Honeywell, Labinal, Rolls-Royce, SAFRAN, Sercel, TTI, Inc., and UTC.

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

Specialized High-Performance Applications. We specialize in the development of proprietary formulations for silicone rubber and other elastomer products.  Our elastomer products are engineered to address specific customer requirements where superior performance in high temperature, high pressure, caustic, abrasive and other difficult environments is critical.  These products include clamping devices, thermal fire barrier insulation products, sealing systems, tubing and coverings designed in custom-molded shapes.  Some of the products include proprietary elastomers that are specifically designed for use on or near a jet engine.  We are a leading U.S. supplier of high-performance elastomer products to the aerospace industry, with our primary customers for these products being jet and rocket engine manufacturers, commercial and military airframe manufacturers, as well as commercial airlines.  In fiscal 2014, some of the largest customers for these products included The Boeing Company, KAPCO, Lockheed Martin, Northrop Grumman, Spirit AeroSystems, and Wesco Aircraft.

We also develop and manufacture high temperature, lightweight metallic insulation systems for aerospace and marine applications.  Our commercial aerospace programs include the Boeing 737, A320, and A380 series aircraft and the V2500 and BR710 engines.  Our insulation material is used on diesel engine manifolds for earthmoving and agricultural applications.  In addition, we specialize in the development of thermal protection for fire, nuclear, and petro-chemical industries.  We design and manufacture high temperature components for industrial and marine markets.  Our manufacturing processes consist of cutting, pressing, and welding stainless steel, inconel, and titanium fabrications.  In fiscal 2014, some of the largest customers of these products included Acktiv Nuclear, Airbus, The Boeing Company, Rolls-Royce, Short Brothers, and Spirit AeroSystems.

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

A summary of product lines contributing sales of 10% or more of total sales for fiscal years 2014, 2013, and 2012 is reported in Note 17 to the Consolidated Financial Statements under Item 8 of this report.

Marketing and Distribution

We believe that a key to continued success is our ability to meet customer requirements both domestically and internationally.  We have and will continue to improve our world-wide sales and distribution channels in order to provide wider market coverage and to improve the effectiveness of our customers’ supply chain.  For example, our medical device assembly operation in Shanghai, China, serves our global medical customers, our service center in Singapore improves our capabilities in Asia for our temperature sensor customers, and our marketing representative office in Bangalore, India, facilitates marketing opportunities in India.  Other enhancements include combining sales and marketing forces of our operating units where appropriate, cross-training our sales representatives on multiple product lines, and cross-stocking our spares and components.

In the technical and highly engineered product segments in which we compete, relationship selling is particularly appropriate in targeted marketing segments where customer and supplier design and engineering inputs need to be tightly integrated.  Participation in industry trade shows is an effective method of meeting customers, introducing new products, and exchanging technical specifications.  In addition to technical and industry conferences, our products are supported through direct internal international sales efforts, as well as through manufacturer representatives and selected distributors.  As of October 31, 2014, 382 sales people, 324 representatives, and 306 distributors supported our operations internationally.

Backlog

Backlog was $1.1 billion at October 31, 2014, and $1.2 billion at October 25, 2013.  We estimate that approximately $303.5 million of backlog is scheduled to be shipped after fiscal 2015.

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

Research and Development

Our product development and design programs utilize an extensive base of professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed.  In fiscal 2014, we expended $98.9 million for research, development and engineering, compared with $90.2 million in fiscal 2013 and $100.9 million in fiscal 2012.  Research and development expense has averaged 5.0% of sales for the three years ended October 31, 2014.  We believe continued product development is key to our long-term growth, and consequently, we consistently invest in research and development.  Examples include research and development projects relating to avionics control panels, A350 engine sensors, high temperature, low observable material for military applications, and spectral countermeasure flares for military applications.  We actively participate in customer-funded research and development programs, including applications on C-130 cockpit upgrades, P-8 aircraft and power systems for the HH-47 Chinook helicopter and A400M.

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

U.S. Government Contracts and Subcontracts

As a contractor and subcontractor to the U.S. government (primarily the U.S. Department of Defense), we are subject to various laws and regulations that are more restrictive than those applicable to private sector contractors.  Approximately 4% of our sales was made directly to the U.S. government in fiscal 2014.  In addition, we estimate that our subcontracting activities to contractors for the U.S. government accounted for approximately 14% of sales during fiscal 2014.  In total, we estimate that approximately 18% of our sales during the fiscal year was subject to U.S. government contracting regulations.  Such contracts may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending, and other factors.

Historically, our U.S. government contracts and subcontracts have been predominately fixed-price contracts.  Generally, fixed-price contracts offer higher margins than cost-plus contracts in return for accepting the risk that increased or unexpected costs may reduce anticipated profits or cause us to sustain losses on the contracts.  The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the U.S. Department of Defense.  The contracts and subcontracts to which we are a party are also subject to profit and cost controls and standard provisions for termination at the convenience of the U.S. government.  Upon termination, other than for our default, we will normally be entitled to reimbursement for allowable costs and to an allowance for profit.  To date, none of our material fixed-price contracts has been terminated.

We are subject to U.S. export laws and regulations, including ITAR, that generally restrict the export of defense products, technical data, and defense services.  On March 5, 2014, the Company entered into a Consent Agreement with the DTCC to resolve alleged ITAR civil violations.  The Consent Agreement settled the pending ITAR compliance matter with the DTCC previously reported by the Company that resulted from voluntary reports the Company filed with DTCC that disclosed possible technical and administrative violations of the ITAR.  The Consent Agreement has a three-year term and provides for:  (i) a payment of $20 million, $10 million of which is suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures; (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training.

The settlement amount in the Consent Agreement was consistent with the amount proposed by DTCC in August 2013, for which the Company estimated and recorded a $10 million charge in the fiscal quarter ended July 26, 2013.  The $10 million portion of the settlement that is not subject to suspension will be paid in installments, with $4 million paid in March 2014, and $2 million to be paid in each of March 2015, 2016, and 2017.  The Company expects that some part of recent investments made in our ITAR compliance program will be eligible for credit against the suspended portion of the settlement amount, which include:  additional staffing, ongoing implementation of a new software system, employee training, and establishment of a regular compliance audit program and corrective action process.  The Company expects recent and future investments in remedial compliance measures will be sufficient to cover the $10 million suspended payment.

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

Employees

We had 12,874 employees at October 31, 2014, of which 5,210 were based in the United States, 4,159 in Europe, 1,120 in Canada, 1,029 in Mexico, 564 in Morocco, 360 in Asia, 255 in India, and 177 in the Dominican Republic.  Approximately 13% of the U.S.-based employees were represented by various labor unions.  Our European operations are subject to national trade union agreements and to local regulations governing employment.

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

Executive Officers of the Registrant

The names and ages of all executive officers of the Company and the positions and offices held by such persons as of December 19, 2014, are as follows:

Name	Position with the Company	Age

Curtis C. Reusser	Chairman, President and Chief Executive Officer	54
Robert D. George	Chief Financial Officer, Vice President and Corporate Development	58
Paul P. Benson	Vice President, Human Resources	50
Alain M. Durand	President, Sensors & Systems Segment	47
Frank E. Houston	President, Avionics & Controls Segment	63
Marcia J. Mason	Vice President and General Counsel	62
Albert S. Yost	President, Advanced Materials Segment and Treasurer	49

Mr. Reusser has been Chairman, President and Chief Executive Officer since March 2014.  Prior to that time, he was President and Chief Executive Officer from October 2013 to March 2014.  Previously, he was President, Aircraft Systems of UTC Aerospace Systems for United Technologies Corporation, a provider of a broad range of high-technology products and services to the global aerospace and building systems industries, from July 2012 to October 2013.  Prior to that time, he was President of the Electronic Systems segment of Goodrich Corporation, an aerospace and defense company that was acquired by UTC in July 2012, from January 2008 to July 2012.  Mr. Reusser has a B.S. degree in Industrial and Mechanical Engineering from the University of Washington and a Certificate in Business Management from the University of San Diego.

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

Mr. Benson has been Vice President of Human Resources since December 2014.  Prior to that time, he was Senior Human Resources Director at Hewlett Packard Company, a technology products and services company, from 2006 to November 2014.  Mr. Benson has an M.B.A. from Arizona State University and a B.A. degree in Business from St. Martin’s College.

Mr. Durand has been President, Sensors & Systems Segment since March 2014.  From June 2011 to February 2014, he was Group Vice President.  Prior to that time, he was President of the Advanced Sensors business platform from May 2007 to June 2011.  Mr. Durand has an M.B.A. from Ecole Supérieure de Commerce in Reims, France, and a Mechanical Engineering degree from Ecole Catholique d’Arts et Métiers in Lyon, France.

Mr. Houston has been President, Avionics & Controls Segment since March 2014.  From December 2009 to February 2014 he was Senior Group Vice President.  Prior to that time, he was Group Vice President since March 2005.  Mr. Houston has an M.B.A. from the University of Washington and a B.A. degree in Political Science from Seattle Pacific University.

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

Mr. Yost has been President, Advanced Materials Segment and Treasurer since March 2014.  From July 2011 to February 2014, he was Group Vice President and Treasurer, and from November 2009 to June 2011 he was Group Vice President.  Previously, he was President of Advanced Input Systems, a subsidiary of the Company from January 2007, and held management responsibilities for Esterline’s Interface Technologies business platform from May 2007.  Mr. Yost has an M.B.A. from Utah State University and a B.A. degree in Economics from Brigham Young University.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections.  While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control.  These and other important factors, including those discussed in this report under the headings “Risks Relating to Our Business and Our Industry,” “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and “Business” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  Some of the key factors that could cause actual results to differ from our expectations are:

—	A significant reduction in defense spending;
—	Loss of a significant customer or defense program;
—	Our ability to comply with the complex laws and regulations that affect our business;
—	Our inability to execute on our accelerated integration plans or otherwise integrate acquired operations or complete acquisitions;
—	A significant downturn in the aerospace industry; and
—	A decrease in demand for our products as a result of competition, technological innovation or otherwise.

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

Approximately 30% of our business is dependent on defense spending.  The defense industry is dependent upon the level of equipment expenditures by the armed forces of countries throughout the world, and especially those of the United States, which represents a significant portion of world-wide defense expenditures.  In August 2011, Congress enacted the Budget Control Act of 2011 (BCA), which resulted in substantial, automatic reductions in both defense and discretionary spending.  The automatic across-the-board budget cuts, or sequestration, are incremental to spending reductions already included in the defense funding over a ten-year period.  These spending cuts impacted our financial results in fiscal 2014, and could have significant future consequences to our business and industry, including disruption of programs and personnel reductions that could impact our manufacturing operations and engineering capabilities.

The loss of a significant customer or defense program could have a material adverse effect on our operating results.

Some of our operations are dependent on a relatively small number of customers and aerospace and defense programs, which change from time to time.  Significant customers in fiscal 2014 included The Boeing Company, Flame, General Electric, Hawker Beechcraft, Honeywell, Lockheed Martin, Northrop Grumman, Rolls-Royce, Sikorsky, and the U.S. Department of Defense.  There can be no assurance that our current significant customers will continue to buy our products at current levels.  The loss of a significant customer or the cancellation of orders related to a sole-source defense program could have a material adverse effect on our operating results if we were unable to replace the related sales.

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

We are also subject to a variety of international laws, as well as U.S. export laws and regulations, such as ITAR, which generally restrict the export of defense products, technical data and defense services.  We have filed voluntary reports that disclosed certain technical and administrative violations of the ITAR with the DDTC Office of Defense Trade Controls Compliance (DDTC Office of Compliance).  As further described in this report under “Item 1,” we recorded a $10 million charge as of July 26, 2013, for penalties proposed by the DDTC Office of Compliance associated with our earlier handling of ITAR-controlled transactions, including the substance of our prior voluntary disclosures and other aspects of ITAR compliance errors.  Our failure to comply with these regulations could result in penalties, loss, or suspension of contracts or other consequences.  Any of these could adversely affect our operations and financial condition.

We may be unable to realize expected benefits from our business integration efforts and our profitability may be hurt or our business otherwise might be adversely affected.

In 2014, we began to consolidate certain facilities and to create greater cost efficiencies through shared services in sales, general administration and support functions across our segments.  We have never before pursued integration initiatives to this extent, and there is no assurance that our efforts will be successful.  These integration activities are intended to generate operating expense savings through direct and indirect overhead expense reductions as well as other savings and realizing these savings may be difficult.  If we do not successfully manage our current integration activities, or any other similar activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted.  Risks associated with these actions include inability to complete or delay in the planned transfer of business activities to other locations due to dependency on third-party agreements or certification of projects affected by the transfer, unanticipated costs in implementing the initiatives, delays in implementation of anticipated workforce reductions, adverse effects on employee morale, creation of customer or supplier uncertainty that may impact our business, and the failure to meet operational targets due to the loss of employees.  If any of these risks are realized, our ability to achieve anticipated cost reductions may be impaired or our business may otherwise be harmed, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Future operating results could be impacted by sanctions against Russia.

During the third fiscal quarter of 2014, the U.S. and other countries expanded the sanctions against Russia, which increased the restrictions on sales of certain products, including aviation products, to Russia and to specified restricted parties in or affiliated with Russia.  Our Avionics & Controls and Sensors & Systems segments have programs with Russian customers.  We evaluated the impact of these sanctions and determined the impact from Canadian, European Union and U.S. sanctions against Russia on our sales to Russia was not material.  Increased sanctions could have a material impact on our sales to Russia in future periods.

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

One of our key strategies is to grow our business by selectively pursuing acquisitions.  Since 1996 we have completed over 30 acquisitions, and we are continuing to actively pursue additional acquisition opportunities, some of which may be material to our business and financial performance.  Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for a number of reasons, including:

—	Encountering difficulties identifying and executing acquisitions;
—	Increased competition for targets, which may increase acquisition costs;
—	Consolidation in our industry reducing the number of acquisition targets;
—	Competition laws and regulations preventing us from making certain acquisitions; and
—	Acquisition financing not being available on acceptable terms or at all.

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

We may have exposure to greater than anticipated tax liabilities and a higher effective tax rate.

We are subject to income taxes in the United States and foreign jurisdictions.  Our effective tax rate is influenced by a number of factors, including, but not limited to, modification on tax policy, interpretation of existing tax laws, and our ability to sustain our reporting positions on examination.  Any adverse changes in those factors could have a negative effect on our effective tax rate and financial results.

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

As we have grown through acquisitions, we have accumulated $1.1 billion of goodwill, and have $43.8 million of indefinite-lived intangible assets, out of total assets of $3.2 billion at October 31, 2014.  As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

We performed our annual impairment review for fiscal 2014 as of August 2, 2014, and our review indicates that no impairment of goodwill or other indefinite-lived assets exists at any of our reporting units.  Our Souriau reporting unit’s margin in passing the review was approximately 9%.  Management expects that continued improvements in operations will result in favorable actual results and a higher valuation in respect to its carrying costs.  It is possible, however, that as a result of events or circumstances, we could conclude at a later date that goodwill of $339.7 million at Souriau may be considered impaired.  We also may be required to record an earnings charge or incur unanticipated expenses if, due to a change in strategy or other reasons, we determined the value of other assets has been impaired.  These other assets include trade names of $26.6 million and intangible assets of $163.4 million.

A long-lived asset to be disposed of is reported at the lower of its carrying amount or fair value less cost to sell.  An asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future undiscounted cash flows are less than the carrying amount of the asset.  In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value.  As we have grown through acquisitions, we have accumulated $427.6 million of definite-lived intangible assets.  As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility.

As of October 31, 2014, we had approximately $622.5 million of long-term debt outstanding.  Under our existing secured credit facility, we have a $460 million revolving line of credit and a $161.9 million term loan (U.S. Term Loan).  The credit facility is secured by substantially all of the Company’s assets, and interest is based on standard inter-bank offering rates.  In addition, we have unsecured foreign currency credit facilities that have been extended by foreign banks for up to $59.8 million.  Available credit under the above credit facilities was $387.9 million at October 31, 2014, reflecting bank borrowings of $100.0 million and letters of credit of $31.9 million.

We also have outstanding $250.0 million 7.0% Senior Notes due in August 2020 (2020 Notes).  The indentures governing those notes and other debt agreements limit the amount of additional debt we may incur.

Our level of debt could have significant consequences to our business, including the following:

—

Depending on interest rates and debt maturities, a substantial portion of our cash flow from operations could be dedicated to paying principal and interest on our debt, thereby reducing funds available for our acquisition strategy, capital expenditures or other purposes, including our plan to repurchase up to $200 million of outstanding shares of common stock, depending on market conditions, share price and other factors;

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

Foreign sales originating from non-U.S. locations were approximately 50% of our total sales in fiscal 2014, and we have manufacturing facilities in a number of foreign countries.  A substantial portion of our Avionics & Controls operations is based in Canada and the U.K., and a substantial portion of our Sensors & Systems operations is based in the U.K. and France.  We also have manufacturing operations in China, the Dominican Republic, Germany, India, Japan, Mexico, and Morocco.  Doing business in foreign countries is subject to numerous risks, including political and economic instability, restrictive trade policies of foreign governments, economic conditions in local markets, health concerns, inconsistent product regulation or unexpected changes in regulatory and other legal requirements by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements.  To the extent that foreign sales are transacted in a foreign currency, we are subject to the risk of losses due to foreign currency fluctuations.  In addition, we have substantial assets denominated in foreign currencies, primarily the Canadian dollar, U.K. pound and euro, that are not offset by liabilities denominated in those foreign currencies.  These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.

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

We estimate that approximately 18% of our sales in fiscal 2014 were attributable to contracts in which we were either the prime contractor to, or a subcontractor to a prime contractor to, the U.S. government.  As a contractor and subcontractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of federal government contracts that affect how we do business with our customers and may impose added costs to our business.  For example, these regulations and laws include provisions that contracts we have been awarded are subject to:

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

We are subject to potential liabilities in the event of an accident at our combustible ordnance and flare countermeasure operations.  Our products are highly flammable during certain phases of the manufacturing process.  Accordingly, our facilities are designed to isolate these operations from direct contact with employees.  Our overall safety infrastructure is compliant with regulatory guidelines.  In addition, we utilize hazard detection and intervention systems.  Our employees receive safety training and participate in internal safety demonstrations.  We continuously track safety effectiveness in relation to the U.S. Bureau of Labor Statistics, OSHA, and the HSE in the U.K. to help ensure performance is within industry standards.  In addition, we perform on-going process safety hazard analyses, which are conducted by trained safety teams to identify risk areas that arise.  We monitor progress through review of safety action reports that are produced as part of our operations.  Although we believe our safety programs are robust and our compliance with our programs is high, it is possible for an accident to occur.  For example, an explosion occurred in 2006 at our Wallop facility in the U.K. (causing a fatality, several minor injuries, and extensive damage to the facility).  An accident also occurred at our Arkansas plant in 2014 causing one serious injury.  We are insured in excess of our deductible on losses from property, loss of business, and for personal liability claims from an accident; however, we may not be able to maintain insurance coverage in the future at an acceptable cost.  Significant losses not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations.

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

Our business may be impacted by information technology attacks or failures.  Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data.  We have experienced cybersecurity attacks in the past and may experience them in the future, potentially with more frequency.  We have taken measures to mitigate potential risks to our technology and our operations from these information technology-related potential disruptions.  For example, we utilize third-party software and tools at many domestic operating locations to scan incoming e-mail for viruses and other harmful content and to scan networks maintained by certain of our domestic operating units that exclusively perform U.S. defense work.  However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, or other manipulation or improper use of our systems or networks.  We may also experience financial losses from remedial actions, loss of business or potential liability under contracts or pursuant to regulations that require us to maintain confidential and other data securely, and/or damage to our reputation.  Any of these consequences could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Item 2.  Properties

The following table summarizes our properties that are greater than 100,000 square feet or related to a principal operation, including identification of the business segment, as of October 31, 2014:

			Approximate	Owned
			Square	or
Location	Type of Facility	Business Segment	Footage	Leased

Brea, CA	Office & Plant	Advanced Materials	329,000	Owned
Stillington, U.K.	Office & Plant	Advanced Materials	287,000	Owned
East Camden, AR	Office & Plant	Advanced Materials	276,000	Leased
Montréal, Canada	Office & Plant	Avionics & Controls	272,000	Owned
Everett, WA	Office & Plant	Avionics & Controls	216,000	Leased
Champagné, France	Office & Plant	Sensors & Systems	191,000	Owned
Coeur d'Alene, ID	Office & Plant	Avionics & Controls	140,000	Leased
Coachella, CA	Office & Plant	Advanced Materials	140,000	Owned
Marolles, France	Office & Plant	Sensors & Systems	128,000	Owned
Buena Park, CA	Office & Plant	Sensors & Systems	110,000	Owned*
Bourges, France	Office & Plant	Sensors & Systems	109,000	Owned
Farnborough, U.K.	Office & Plant	Sensors & Systems	103,000	Leased
Kent, WA	Office & Plant	Advanced Materials	103,000	Owned
Hampshire, U.K.	Office & Plant	Advanced Materials	102,000	Owned
Sylmar, CA	Office & Plant	Avionics & Controls	96,000	Leased
Valencia, CA	Office & Plant	Advanced Materials	88,000	Owned
Gloucester, U.K.	Office & Plant	Advanced Materials	77,000	Leased

*  The building is located on a parcel of land covering 16.1 acres that is leased by the Company.

In total, we own approximately 2,300,000 square feet and lease approximately 2,300,000 square feet of manufacturing facilities and properties.

Item 3.  Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of business.  We believe that adequate reserves for these liabilities have been made and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

See Note 11 to the consolidated financial statements included in Part 1, Item 8 of this report for information regarding legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Esterline Common Stock

In Dollars

For Fiscal Years	2014		2013
	High	Low	High	Low
Quarter
First	$109.96	$78.17	$69.16	$54.77
Second	113.06	97.12	77.90	62.61
Third	122.52	104.56	83.87	69.16
Fourth	120.50	102.65	85.30	74.81

Principal Market – New York Stock Exchange

At the end of fiscal 2014, there were approximately 277 holders of record of the Company’s common stock.  On December 17, 2014, there were 277 holders of record of our common stock.

On June 19, 2014, our board of directors approved the share repurchase program.  Under the program, we are authorized to repurchase up to $200 million of outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  All of the repurchases detailed in the table below were made through that program.

			Total Number of	Dollar Value
			Shares Purchased	of Shares
			as Part of	That May Yet
	Total Number	Average	Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Repurchased	Per Share	or Programs	or Programs
August 2, 2014 to August 29, 2014	59,388	$114.36	59,388	$188,032,780
August 30, 2014 to September 26, 2014	74,155	115.37	74,155	179,477,708
September 27, 2014 to October 31, 2014	89,706	108.57	89,706	169,738,397
Total	223,249		223,249

No cash dividends were paid during fiscal 2014 and 2013.  Our current secured credit facility restricts the amount of dividends we can pay.  We do not anticipate paying any dividends in the foreseeable future.

The following graph shows the performance of the Company’s common stock compared to the S&P 500 Index, the S&P MidCap 400 Index, and the S&P 400 Aerospace & Defense Index for a $100 investment made on October 30, 2009.

Item 6.  Selected Financial Data

Selected Financial Data

In Thousands, Except Per Share Amounts

For Fiscal Years	2014	2013	2012	2011	2010

Operating Results [1]
Net sales	$2,051,169	$1,888,777	$1,877,821	$1,625,903	$1,458,751
Cost of Sales	1,330,545	1,184,068	1,199,933	1,060,055	961,351
Selling, general and administrative	364,259	366,641	350,222	280,283	248,097
Research, development and engineering	98,901	90,214	100,877	89,767	67,240
Restructuring charges	13,642	-	-
Gain on sale of product line	-	(2,264)	-	-	-
Gain on settlement of contingency	-	-	(11,891)	-	-
Goodwill impairment	-	3,454	52,169	-	-
Other income	-	-	(1,263)	(6,853)	(8)
Operating earnings from continuing operations	243,822	246,664	187,774	202,651	182,071
Interest income	(555)	(535)	(463)	(1,603)	(940)
Interest expense	33,010	39,638	46,227	40,633	34,024
Earnings from continuing operations before income taxes	210,834	206,615	142,010	162,790	147,781

Income tax expense	44,274	33,891	27,816	26,780	22,718
Earnings from continuing operations including noncontrolling interests	166,560	172,724	114,194	136,010	125,063
Earnings (loss) from discontinued operations attributable to Esterline, net of tax	(63,589)	(6,260)	(619)	(2,513)	17,063
Net earnings attributable to Esterline	102,418	164,734	112,535	133,040	141,920

Gross margin as a percent of sales	35.1%	37.3%	36.1%	34.8%	34.1%
Selling, general and administrative as a percent of sales	17.8%	19.4%	18.7%	17.2%	17.0%
Research, development and engineering as a percent of sales	4.8%	4.8%	5.4%	5.5%	4.6%

Selected Financial Data

In Thousands, Except Per Share Amounts

For Fiscal Years	2014	2013	2012	2011	2010

Operating Results [1]
Earnings (loss) per share attributable to Esterline - diluted:
Continuing operations	$5.12	$5.39	$3.62	$4.35	$4.10
Discontinued operations	(1.96)	(0.20)	(0.02)	(0.08)	0.56
Earnings (loss) per share attributable to Esterline - diluted	3.16	5.19	3.60	4.27	4.66

Financial Structure
Total assets	$3,193,467	$3,262,112	$3,227,117	$3,378,586	$2,587,738
Credit facilities	100,000	130,000	240,000	360,000	-
Long-term debt, net	509,720	537,859	598,060	660,028	598,972
Total Esterline shareholders' equity	1,887,817	1,873,605	1,610,481	1,562,835	1,412,796

Weighted average shares outstanding - diluted	32,448	31,738	31,282	31,154	30,477

Other Selected Data
Cash flows provided (used) by operating activities	$216,364	$250,772	$194,171	$192,429	$179,801
Cash flows provided (used) by investing activities	(89,851)	(93,721)	(48,502)	(869,021)	(20,719)
Cash flows provided (used) by financing activities	(55,208)	(141,023)	(167,820)	436,420	84,260
Net increase (decrease) in cash	58,966	18,503	(24,360)	(237,085)	245,326
EBITDA from continuing operations [2]	344,604	343,360	279,809	275,792	249,154
Capital expenditures [3]	45,678	55,335	49,446	49,507	45,417
Interest expense	33,010	39,638	46,227	40,633	34,024

Depreciation and amortization from continuing operations	100,782	96,696	92,035	73,141	67,083
Ratio of debt to EBITDA [4]	1.8	1.9	3.0	3.7	2.4

[1]

Operating results reflect the segregation of continuing operations from discontinued operations.  See Note 1 to the Consolidated Financial Statements.  Operating results include the acquisitions of Sunbank in December 2013, Gamesman in February 2013, and Souriau in July 2011.  See Note 14 to the Consolidated Financial Statements.

[2]

EBITDA from continuing operations is a measurement not calculated in accordance with GAAP.  We define EBITDA from continuing operations as operating earnings from continuing operations plus depreciation and amortization (excluding amortization of debt issuance costs).  We do not intend EBITDA from continuing operations to represent cash flows from continuing operations or any other items calculated in accordance with GAAP, or as an indicator of Esterline’s operating performance.  Our definition of EBITDA from continuing operations may not be comparable with EBITDA from continuing operations as defined by other companies.  We believe EBITDA is commonly used by financial analysts and others in the aerospace and defense industries and thus provides useful information to investors. Our management and certain financial creditors use EBITDA as one measure of our leverage capacity and debt servicing ability, and is shown here with respect to Esterline for comparative purposes.  EBITDA is not necessarily indicative of amounts that may be available for discretionary uses by us.  EBITDA includes goodwill impairment charges of $3,454 and $52,169 in fiscal 2013 and 2012, respectively.  The following table reconciles operating earnings from continuing operations to EBITDA from continuing operations:

[3]	Excludes capital expenditures accounted for as a capitalized lease obligation of $2,753, $11,691 and $8,139 in fiscal 2014, 2013 and 2010, respectively.
[4]	We define the ratio of debt to EBITDA as total debt divided by EBITDA.

In Thousands

For Fiscal Years	2014	2013	2012	2011	2010

Operating earnings from continuing operations	$243,822	$246,664	$187,774	$202,651	$182,071
Depreciation and amortization from continuing operations	100,782	96,696	92,035	73,141	67,083
EBITDA from continuing operations	$344,604	$343,360	$279,809	$275,792	$249,154

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

OVERVIEW

We operate our businesses in three segments:  Avionics & Controls, Sensors & Systems and Advanced Materials.  Our segments are structured around our technical capabilities.  All segments include sales to domestic, international, defense and commercial customers.

The Avionics & Controls segment includes avionics systems, control and communication systems, and interface technologies capabilities.  Avionics systems designs and develops cockpit systems integration and avionics solutions for commercial and military applications.  Control and communication systems designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles.  Additionally, control and communication systems designs and manufactures military audio and data products for severe battlefield environments and communication control systems to enhance security and aural clarity in military applications.  Interface technologies manufactures and develops custom control panels and input systems for medical, industrial, military and gaming industries.

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

Our business has been impacted by reductions in defense spending mainly due to the continued uncertainty of U.S. congressional budget cuts, or sequestration, on defense spending.  The impact of sequestration is yet to be fully determined, and additional reductions in defense spending over the next decade could occur.

In September 2014, we agreed to acquire the aerospace and defense display businesses of Barco N.V. The business designs and manufactures high-technology, harsh-environment displays and visualization solutions, holding positions in avionics, defense, air traffic control, and training and simulation markets.  The transaction is expected to close in January 2015, contingent upon completion of certain French regulatory procedures, and other customary closing conditions. The acquisition purchase price of €150 million, or approximately $187 million, will be funded primarily by international cash reserves.  The business will be included in our Avionics & Controls segment.

In September 2014, our board of directors approved the plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; and a small distribution business. These businesses are reported as discontinued operations for all periods presented.  Based upon the estimated fair values, we incurred an estimated after-tax loss of $49.5 million in the fourth fiscal quarter of 2014 on the assets held for sale in discontinued operations.

On June 19, 2014, our board of directors approved a share repurchase program.  Under the program, we are authorized to repurchase up to $200 million of outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. During fiscal 2014, we repurchased 269,228 shares under this program at an average price paid per share of $112.40, for an aggregate purchase price of $30.3 million.

In March 2014, we entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DDTC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations.  Among other things, the Consent Agreement requires us to pay a $20 million penalty, of which $10 million was suspended and eligible for offset credit based upon verified expenditures for past and future remedial actions, and to continue to implement ongoing compliance remedial measures and to implement additional remedial measures related to ITAR compliance activities.  Due to these requirements, in fiscal 2014 we incurred $9 million in incremental compliance costs and expect to incur about $7 million in incremental costs in fiscal 2015.  More information about the Consent Agreement is set forth under U.S. Government Contracts and Subcontracts in Part I, Item 1 of this report.

In December 2013, we acquired the Sunbank Family of Companies, LLC (Sunbank) for $51.7 million.  The purchase price included $5 million in additional contingent consideration based upon achievement of certain sales levels over a two-year period.  Sunbank is a manufacturer of electrical cable accessories, connectors, and flexible conduit systems.  Sunbank is included in the Sensors & Systems segment.

On December 5, 2013, we announced the acceleration of our plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions.  Our integration activities are expected to result in charges and expenses for a total of $35 million in fiscal 2014 and fiscal 2015.  Total restructuring expenses were $6.1 million, or 1.1% of sales, in the fourth fiscal quarter of 2014, of which $3.4 million is reported separately as restructuring expenses and $2.7 million is included in cost of goods sold.  Restructuring expenses were mainly comprised of $5.0 million of exit and relocation of facilities expenses and $0.8 million in severance.  Total restructuring expenses were $20.3 million, or 1.0% of sales, in fiscal 2014, of which $13.6 million is reported separately as restructuring expenses and $6.7 million is included in cost of goods sold.  Restructuring expenses were mainly comprised of $5.7 million in severance, $11.8 million in exit and relocation of facilities expenses, and a $2.8 million loss on the write off of certain property, plant and equipment.  Expense savings on short-cycle activities commenced in fiscal 2014, with substantially more savings projected in fiscal 2015.

On February 4, 2013, we acquired the Gamesman Group (Gamesman).  Gamesman is a global supplier of input devices principally serving the gaming industry.  Gamesman is included in the Avionics & Controls segment.

Sales during the fourth fiscal quarter of 2014 were $548.1 million compared with $513.7 million in the prior-year period, reflecting increased sales in our Sensors & Systems and Advanced Materials segments, partially offset by lower sales in our Avionics & Controls segment.  Gross margin in the fourth fiscal quarter of 2014 was 35.3% of sales compared with 38.9% in the prior-year period, mainly reflecting weaker gross margin at our Avionics & Controls and Sensors & Systems segments.  Research, development and engineering increased $2.0 million during the fourth fiscal quarter of 2014 to 4.3% of sales.  Selling, general and administrative expense increased $6.9 million during the fourth fiscal quarter of 2014 to 17.2% of sales, mainly reflecting higher corporate expenses supporting export compliance initiatives.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) totaled $92.4 million, or 16.9% of sales, compared with $102.3 million, or 19.9% of sales, in the prior-year period, reflecting decreased earnings across all our segments due to restructuring expenses and lower gross margin.

The income tax rate for the fourth fiscal quarter of 2014 was 19.9% compared with 20.5% in the prior-year period.

During the fourth fiscal quarter of 2014, earnings from continuing operations were $51.6 million, or $1.62 per diluted share, compared with $66.8 million, or $2.09 per diluted share, in the prior-year period.

Loss from discontinued operations for the fourth fiscal quarter of 2014 was $55.1 million, or $1.73 per diluted share.  The loss from discontinued operations consisted of a loss on long-lived assets held for sale of $49.5 million, net of income tax and operating losses of $5.6 million, net of income taxes.  Loss from discontinued operations for the fourth fiscal quarter of 2013 was $1.0 million, or $0.03 per diluted share.

Net income (loss) for the fourth fiscal quarter of 2014 was $(3.5) million, or $(0.11) per diluted share, compared with $65.9 million, or $2.06 per diluted share, in the fourth fiscal quarter of 2013.

During fiscal 2014, sales increased 8.6% to $2.1 billion, compared with $1.9 billion in the prior-year period.  The increase in sales reflected increased sales across all segments.

Gross margin decreased to 35.1% from 37.3% in the prior-year period, mainly reflecting weaker gross margin at our Avionics & Controls and Sensors & Systems segments.  Research, development and engineering increased $8.7 million across all segments to 4.8% of sales.  Selling, general and administrative expense decreased $2.4 million to 17.8% of sales, mainly due to the $10.0 million charge for the DDTC matter in the prior-year period, partially offset by higher corporate expenses incurred in fiscal 2014 supporting our export compliance initiatives.

The income tax rate for fiscal 2014 was 21.0% compared with 16.4% for fiscal 2013.  In fiscal 2014 and 2013, we recognized $1.6 million and $11.6 million, respectively, in discrete income tax benefits.

During fiscal 2014 earnings from continuing operations was $166.0 million, or $5.12 per diluted share, compared with $171.0 million, or $5.39 per diluted share, during fiscal 2013.  In fiscal 2013 we recorded a $3.5 million, or $0.11 per diluted share, impairment charge against goodwill of Racal Acoustics, Inc (Racal Acoustics).

Loss from discontinued operations for fiscal 2014 was $63.6 million or $1.96 per diluted share.  Loss from discontinued operations for fiscal 2013 was $6.3 million, or $0.20 per diluted share.

Net income for fiscal 2014 was $102.4 million, or $3.16 per diluted share, compared with $164.7 million, or $5.19 per diluted share, for fiscal 2013.

Cash flows from operating activities were $219.3 million in fiscal 2014 compared with $250.8 million in the prior-year period.

Results of Operations

Fiscal 2014 Compared with Fiscal 2013

Sales for fiscal 2014 increased 8.6% over the prior year.  Sales by segment were as follows:

	Increase (Decrease)
In Thousands	From Prior Year	2014	2013

Avionics & Controls	6.6%	$788,536	$739,774
Sensors & Systems	14.1%	771,369	676,331
Advanced Materials	3.9%	491,264	472,672
Total Net Sales		$2,051,169	$1,888,777

The 6.6% increase in Avionics & Controls sales mainly reflected increased sales volumes of control and communication systems of $22 million and interface technologies of $30 million.  The increase in control and communication systems sales mainly reflected increased sales volumes of control panels and switches of $15 million for OEM commercial aviation applications.  Additionally, the increase reflected higher sales volumes of communication systems to enhance security and aural clarity in military communication applications of $10 million.  The increase in interface technologies sales reflected higher gaming sales.

The 14.1% increase in sales of Sensors & Systems principally reflected increased sales of connection technologies of $60 million and power systems of $23 million.  The increase in connection technologies reflected incremental sales from the Sunbank acquisition of $33 million and higher sales volumes of connection technologies for commercial aviation and industrial applications.  The increase in power systems sales mainly reflected higher OEM sales for commercial aviation applications.  Advanced sensors sales increased $12 million on improved OEM sales partially offset by lower aftermarket sales.  For fiscal 2014, segment sales also benefited from a stronger euro and U.K. pound relative to the U.S. dollar compared with the prior-year period.  During the fourth quarter of fiscal 2014, the euro and U.K. pound weakened relative to the U.S. dollar.

The 3.9% increase in sales of Advanced Materials principally reflected increased sales of engineered materials for defense and commercial aviation applications of $43 million, partially offset by lower sales volumes of defense technologies of $25 million due to lower sales of countermeasures and combustible ordnance.

Foreign sales originating from non-U.S. locations, including export sales by domestic operations, totaled $1.3 billion and $1.1 billion in fiscal 2014 and 2013, respectively, and accounted for 61.9% and 60.0% of our sales in fiscal 2014 and 2013, respectively.

Overall, gross margin as a percentage of sales was 35.1% and 37.3% in fiscal 2014 and 2013, respectively.  Gross profit was $720.6 million and $704.7 million in fiscal 2014 and 2013, respectively.  Gross margin was impacted by restructuring expense of $6.7 million, or 0.3%, of sales in fiscal 2014.

Avionics & Controls segment gross margin was 37.0% and 38.6% for fiscal 2014 and 2013, respectively.  Segment gross profit was $292.0 million compared with $285.9 million in the prior-year period. The increase reflected increased gross profit on higher gaming sales.  The decrease in segment gross margin as a percentage of sales reflected lower margins on sales of control panels, displays and cockpit control devices due to lower spare sales, product mix and a decreased recovery of fixed overhead due to lower sales of cockpit control devices.

Sensors & Systems segment gross margin was 34.0% and 37.6% for fiscal 2014 and 2013, respectively.  Segment gross profit was $262.3 million and $254.4 million for fiscal 2014 and 2013, respectively. The increase in gross profit mainly reflected incremental gross profit from the Sunbank acquisition of $4 million and increased gross profit on higher sales of power systems for commercial aviation. The decrease in segment gross margin as a percentage of sales principally reflected lower margins on sales of connection technologies and advanced sensors.  The decrease in gross margin on connection technologies was due to a $1.4 million fair value of inventory adjustment resulting from the Sunbank acquisition and Sunbank’s current gross margin being lower than segment gross margin.  In addition, connection technologies had lower defense sales and lower recovery of fixed overhead.  The decrease in advanced sensors gross margin reflected lower aftermarket sales and higher operating expenses.

Advanced Materials segment gross margin was 33.9% and 34.8% for fiscal 2014 and 2013, respectively.  Segment gross profit was $166.4 million and $164.4 million for fiscal 2014 and 2013, respectively.  The increase in gross profit was principally due to higher sales of elastomer materials primarily for defense applications, partially offset by a $19 million reduction gross profit on sales of defense technologies.  The decrease in defense technologies gross profit reflected lower sales of combustible ordnance and flare countermeasures.  The decrease in gross margin as a percent of sales was mainly due to lower first pass yields on the production of flare countermeasure devices.

Selling, general and administrative expenses (which include corporate expenses) decreased to $364.3 million, or 17.8% of sales, in fiscal 2014 compared with $366.6 million, or 19.4% of sales, in fiscal 2013.  The $2.4 million decrease in selling, general and administrative expenses mainly reflects a $7.7 million decrease in segment expense (excluding $12.8 million in restructuring expense), partially offset by a $5.3 million increase in corporate expense.   The decrease in segment expense principally reflects a $10.9 million decrease in pension expense, partially offset by incremental selling, general and administrative expense from the acquisition of Sunbank.  The increase in corporate expense reflects higher compliance expense and acquisition expense, partially offset by the $10 million charge for the DDTC matter in the prior-year period.

Research, development and related engineering spending increased to $98.9 million, or 4.8% of sales, in fiscal 2014 compared with $90.2 million, or 4.8% of sales, in fiscal 2013.  The increase in research, development and engineering spending principally reflects higher spending on avionics systems, power systems and advanced sensors.

Segment earnings for fiscal 2014 were $312.1 million, or 15.2% of sales, compared with $308.8 million, or 16.4% of sales, for fiscal 2013.  Excluding restructuring expenses of $20.4 million, segment earnings were $332.5 million, or 16.2% of sales, for fiscal 2014.  Segment earnings in fiscal 2013 were impacted by the $3.5 million impairment charge against goodwill of Racal Acoustics.

Avionics & Controls segment earnings were $121.2 million, or 15.4% of sales, in fiscal 2014 compared with $111.1 million, or 15.0% of sales, in fiscal 2013.  The $10.1 million increase in segment earnings reflected an $8 million increase in control and communication earnings.  The increase in control and communication earnings was due to a $3 million improvement in operating results on sales of communication systems to enhance security and aural clarity in military communication applications and increased earnings on sales of secure communication devices.  The prior-year period was impacted by a $3.5 million goodwill impairment of Racal Acoustics, which was substantially offset by a $2.3 million gain on the sale of a product line and certain contractual recoveries of non-recurring engineering expense.  In addition, earnings from sales of interface technologies increased $4 million on higher gaming sales.  Segment earnings were partially offset by a $2 million decrease in earnings on sales of avionics systems.  Avionics systems earnings were impacted by $4 million in restructuring charges, net of $1 million in savings, a $5 million increase in the estimate at completion expense for certain long-term contracts, and a $4 million increase in research, development and engineering, all of which was partially offset by favorable foreign currency exchange gains and government development credits.

Sensors & Systems segment earnings were $86.1 million, or 11.2% of sales, in fiscal 2014 compared with $88.1 million, or 13.0% of sales, in fiscal 2013.  Sensors & Systems was impacted by lower earnings on sales of advanced sensors of $5 million, net of restructuring expenses $3 million.  The decrease in advanced sensors reflected lower aftermarket sales, partially offset by a $1.7 million curtailment gain on a post-retirement health insurance plan.  Power systems earnings increased $4 million, net of $2 million in restructuring charges.  The increase in power systems earnings was due to higher sales for commercial aviation.

Advanced Materials segment earnings were $104.8 million, or 21.3% of sales, in fiscal 2014 compared with $109.6 million, or 23.2% of sales, in fiscal 2013, primarily reflecting weaker earnings from sales of defense technologies of $20 million, net of $5 million in restructuring charges.  This decrease was partially offset by increased earnings from sales of engineered materials of $15 million due to the increase in gross profit.

Interest expense decreased to $33.0 million during fiscal 2014 compared with $39.6 million in the prior year, reflecting lower borrowings.

The income tax rate for fiscal 2014 was 21% compared with 16.4% in fiscal 2013.  The tax rate was lower than the statutory rate, as both years benefited from various tax credits and certain foreign interest expense deductions.  During fiscal 2014, we recognized $1.6 million of discrete tax benefits principally related to the following items.  The first item was a $0.9 million tax benefit related to the release of tax reserves due to the expiration of a statute of limitations.  The second item consisted of local tax return to provision adjustments of $0.7 million.  During fiscal 2013, we recognized $11.6 million of discrete tax benefits principally related to the following items.  The first item was approximately $1.2 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits.  The second item was approximately $2.1 million of tax benefits related to the settlement of U.S. and foreign tax examinations.  The third item was a $4.9 million tax benefit related to the release of tax reserves due to the expiration of a statute of limitations.  The fourth item was a $3.4 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.

We expect the income tax rate to be approximately 23% in fiscal 2015.

In connection with an acquisition, we recorded a $20 million liability due to certain non-income tax positions taken by the acquired company. The statutory audit period lapses in the first fiscal quarter of 2015, and accordingly, it is possible that the company may recognize other income from the release of the loss liability of $14 million, after tax.

It is reasonably possible that within the next 12 months approximately $3.3 million of tax benefits associated with research and experimentation tax credits, capital and operating losses that are currently unrecognized could be recognized as a result of settlement of examinations and/or expiration of a statute of limitations.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

We use forward contracts to hedge our foreign currency exchange risk.  To the extent that these hedges qualify under U.S. GAAP, the amount of gain or loss is deferred in Accumulated Other Comprehensive Income (AOCI) until the related sale occurs.  Also, we are subject to foreign currency gains or losses from embedded derivatives on backlog denominated in a currency other than the functional currency of our operating companies or its customers.  Gains and losses on forward contracts, embedded derivatives, and revaluation of assets and liabilities denominated in a currency other than the functional currency of the Company for fiscal 2014 and 2013 were as follows:

In Thousands
Gain (Loss)	2014	2013

Forward foreign currency contracts	$(6,361)	$2,559
Forward foreign currency contracts reclassified from AOCI	(6,083)	(1,024)
Embedded derivatives	1,946	755
Revaluation of monetary assets/liabilities	4,033	(4,016)
Total	$(6,465)	$(1,726)

New orders for fiscal 2014 were $2.0 billion compared with $1.9 billion for fiscal 2013.  Orders by segment for fiscal 2014 increased for our Sensors & Systems and Advanced Materials segments compared to the prior-year period.  Orders for Avionics & Controls for fiscal 2014 were even with the prior-year period.  Backlog at the end of fiscal 2014 was $1.1 billion compared with $1.2 billion at the end of the prior year.  Approximately $303.5 million is scheduled to be delivered after fiscal 2015.  Backlog is subject to cancellation until delivery.

Fiscal 2013 Compared with Fiscal 2012

Sales for fiscal 2013 increased 0.6% over the prior year. Sales by segment were as follows:

	Increase (Decrease)
In Thousands	From Prior Year	2013	2012

Avionics & Controls	2.3%	$739,774	$723,115
Sensors & Systems	0.4%	676,331	673,377
Advanced Materials	(1.8)%	472,672	481,329
Total Net Sales		$1,888,777	$1,877,821

The $16.7 million, or 2.3%, increase in Avionics & Controls mainly reflected a $34 million increase in sales of interface technologies due to the Gamesman acquisition.  This increase was partially offset by decreased sales volumes of avionics systems of $5 million and control and communication systems of $13 million.  The decrease in avionics systems was principally due to lower cockpit integration sales volumes for the T-6B military trainer and retrofits for military transport aircraft.  The decrease in control and communication sales mainly reflected a $7 million decrease in communication systems to enhance security and aural clarity in military communication applications.

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

The $8.7 million, or 1.8%, decrease in sales of Advanced Materials principally reflected lower sales volumes of combustible ordnance reflecting the impact from sequestration.

Foreign sales originating from non-U.S. locations, including export sales by domestic operations, totaled $1.1 billion in both fiscal 2013 and 2012, and accounted for 60.0% and 60.5% of our sales in fiscal 2013 and 2012, respectively.

Overall, gross margin as a percentage of sales was 37.3% and 36.1% in fiscal 2013 and 2012, respectively.  Gross profit was $704.7 million and $677.9 million in fiscal 2013 and 2012, respectively.

Avionics & Controls segment gross margin was 38.6% and 38.8% for fiscal 2013 and 2012, respectively.  Segment gross profit was $285.9 million compared to $280.7 million in the prior-year period.  The increase in gross profit mainly reflected incremental gross profit from the Gamesman acquisition.

Sensors & Systems segment gross margin was 37.6% and 34.9% for fiscal 2013 and 2012, respectively.  Segment gross profit was $254.4 million and $235.3 million for fiscal 2013 and 2012, respectively.  The increase in gross profit was mainly due to increased gross profit in connection technologies, reflecting a $12 million charge recorded in the first quarter of fiscal 2012 due to recording Souriau’s acquired inventory at its fair value.  Segment gross profit also benefited from strong retrofit sales of power systems.

Advanced Materials segment gross margin was 34.8% and 33.6% for fiscal 2013 and 2012, respectively.  Segment gross profit was $164.4 million and $161.9 million for fiscal 2013 and 2012, respectively.  The increase in gross profit was principally due to higher sales of elastomer materials primarily for defense applications.

Selling, general and administrative expenses (which include corporate expenses) increased to $366.6 million, or 19.4% of sales, in fiscal 2013 compared with $350.2 million, or 18.7% of sales, in fiscal 2012.  The $16.4 million increase in selling, general and administrative expenses mainly reflects a $19 million increase in corporate expense.  The increase in corporate expense was mainly due to the $10 million loss contingency related to the DDTC matter, professional fees for regulatory compliance and expenses related to our European headquarters.

Research, development and related engineering spending decreased to $90.2 million, or 4.8% of sales, in fiscal 2013 compared with $100.9 million, or 5.4% of sales, in fiscal 2012.  The decrease in research, development and engineering spending principally reflects lower spending on avionics systems.

Segment earnings for fiscal 2013 were $308.8 million, or 16.4% of sales, compared with $217.8 million, or 11.6% of sales, for fiscal 2012.  The increase in segment earnings reflects the $52.2 million impairment charge against goodwill of Racal Acoustics in fiscal 2012.  We also recorded an impairment charge of $3.5 million against goodwill of Racal Acoustics in the third fiscal quarter of 2013.  If the impairment charges in each period in fiscal 2013 and 2012 are excluded, segment earnings totaled $312.3 million, or 16.5% of sales, and $270.0 million, or 14.4% of sales, for fiscal 2013 and 2012, respectively.

Avionics & Controls segment earnings were $111.1 million, or 15.0% of sales, in fiscal 2013 compared with $45.1 million, or 6.2% of sales, in fiscal 2012.  Excluding the impairment charges in both fiscal 2013 and 2012 referred to above, segment earnings were $114.6 million, or 15.5% of sales, and $97.2 million, or 13.4% of sales, in fiscal 2013 and 2012, respectively.  Control and communication systems earnings increased $3 million mainly due to a $2.3 million gain on the sale of a product line and certain contractual recoveries of non-recurring engineering expense. Avionics systems earnings increased from the prior period reflecting decreased research, development and engineering expense of $7 million.

Sensors & Systems segment earnings were $88.1 million, or 13.0% of sales, in fiscal 2013 compared with $69.5 million, or 10.3% of sales, in fiscal 2012, reflecting the $12.0 million charge in 2012 due to recording Souriau’s acquired inventory at its fair value.  Sensors & Systems earnings also benefited from increased earnings of power systems from improved gross margin.

Advanced Materials segment earnings were $109.6 million, or 23.2% of sales, in fiscal 2013 compared with $103.2 million, or 21.4% of sales, in fiscal 2012, primarily reflecting increased earnings from sales of engineered materials of $7 million, partially offset by weaker earnings from sales of defense technologies.  The increase in engineered materials earnings reflected the increase in gross profit.

In the fourth quarter of fiscal 2013, we sold a product line in our Avionics & Controls segment and realized a $2.3 million gain.

In the second quarter of fiscal 2012, all contingencies relating to a dispute between CMC and a former parent company were resolved, and accordingly, we recorded a gain of approximately $11.9 million or $9.5 million after tax.

Interest expense decreased to $39.6 million during fiscal 2013 compared with $46.2 million in the prior year, reflecting lower borrowings.

The income tax rate for fiscal 2013 was 16.4% compared with 19.6% in fiscal 2012.  The tax rate was lower than the statutory rate, as both years benefited from various tax credits and certain foreign interest expense deductions.  During fiscal 2013, we recognized $11.6 million of discrete tax benefits principally related to the following items.  The first item was approximately $1.2 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits.  The second item was approximately $2.1 million of tax benefits related to the settlement of U.S. and foreign tax examinations.  The third item was a $4.9 million tax benefit related to the release of tax reserves due to the expiration of a statute of limitations.  The fourth item was a $3.4 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.

In fiscal 2012, we recognized $8.6 million of discrete income tax benefits as a result of the following items.  The first item was a $2.3 million tax benefit due to a change in French tax laws associated with the holding company structure and the financing of the Souriau acquisition.  The second item was a $2.6 million reduction of the U.K. statutory income tax rate.  The third item was a $2.3 million tax benefit as a result of reconciling the prior-year’s income tax return to the U.S. income tax provision and settlement of tax examinations.  The fourth item was a $1.4 million release of a valuation allowance related to foreign tax credits as a result of a tax examination.

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

In Thousands
Gain (Loss)	2013	2012

Forward foreign currency contracts	$2,559	$(5,735)
Forward foreign currency contracts reclassified from AOCI	(1,024)	784
Embedded derivatives	755	426
Revaluation of monetary assets/liabilities	(4,016)	981
Total	$(1,726)	$(3,544)

New orders for fiscal 2013 and fiscal 2012 were $1.9 billion.  Orders by segment for fiscal 2013 decreased for our Avionics & Controls and Advanced Materials segments compared to the prior-year period and increased for Sensors & Systems compared to the prior-year period.  The decrease in orders for Avionics & Controls and Advanced Materials was mainly due to the effects of sequestration.  Backlog at the end of fiscal 2013 and 2012 was $1.2 billion.

Liquidity and Capital Resources

Working Capital and Statement of Cash Flows

Cash and cash equivalents at the end of fiscal 2014 totaled $238.1 million, an increase of $59.0 million from the prior year.  Net working capital increased to $761.4 million at the end of fiscal 2014 from $683.6 million at the end of the prior year.

Cash flows from operating activities were $216.4 million and $250.8 million in fiscal 2014 and 2013, respectively.  The decrease principally reflected lower cash receipts from customers and higher payments for income taxes, partially offset by lower payments for interest.  Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expense.

Cash flows used by investing activities were $89.9 million and $93.7 million in fiscal 2014 and 2013, respectively.  Cash flows used by investing activities in fiscal 2014 principally reflected cash paid for an acquisition of $44.7 million, net cash acquired, and capital expenditures of $45.7 million.  Cash flows used by investing activities in fiscal 2013 principally reflected cash paid for acquisitions of $40.7 million, net of cash acquired, and capital expenditures of $55.3 million.

Cash flows used by financing activities were $55.2 million and $141.0 million in fiscal 2014 and 2013, respectively.  Cash flows used by financing activities in fiscal 2014 primarily reflected proceeds from our credit facilities of $25.0 million, proceeds provided by stock issuance from employee stock plans of $31.2 million, repayment of long-term debt and credit facilities of $90.8 million and $30.3 million in shares repurchased.  Cash flows used by financing activities in fiscal 2013 primarily reflected proceeds from our new credit facility of $175.0 million and repayment of long-term debt and credit facilities of $345.4 million.

Capital Expenditures

Net property, plant and equipment was $319.3 million at the end of fiscal 2014 compared with $371.2 million at the end of the prior year.  Capital expenditures for fiscal 2014 and 2013 were $45.7 million and $55.3 million, respectively (excluding acquisitions), and included facilities, machinery, equipment and enhancements to information technology systems.  Capital expenditures are anticipated to approximate $65.0 million for fiscal 2015.  We will continue to support expansion through investments in infrastructure including machinery, equipment, and information systems.

Acquisitions

On December 20, 2013, we acquired Sunbank Family of Companies, LLC (Sunbank) for approximately $51.7 million.  The purchase price included $5 million in contingent consideration based upon achievement of certain sales levels over a two-year period.  Sunbank is a manufacturer of electrical cable accessories, connectors and flexible conduit systems.  Sunbank is included in the Sensors & Systems segment.

On February 4, 2013, we acquired the Gamesman for $40.8 million.  Gamesman is a global supplier of input devices principally serving the gaming industry.  Gamesman is included in our Avionics & Controls segment.

Debt Financing

Total debt decreased $66.6 million from the prior year to approximately $622.5 million at the end of fiscal 2014.  Total debt outstanding at the end of fiscal 2014 consisted of $250.0 million of 2020 Notes, $161.9 million of the U.S. Term Loan, $100.0 million in borrowings under our secured credit facility, $51.9 million government refundable advances, $58.4 million under capital lease obligations, and $0.3 million in various foreign currency debt agreements and other debt agreements.

In June 2014, we amended the secured credit facility to increase the U.K. borrower sublimit and to permit additional borrowers under the revolving credit facility in order to give the Company greater flexibility on foreign borrowing.

In April 2013, we amended the secured credit facility to provide for a $175.0 million term loan (U.S. Term Loan).  The interest rate on the U.S. Term Loan ranges from LIBOR plus 1.50% to LIBOR plus 2.25%, depending on the leverage ratios at the time the funds are drawn.  At October 31, 2014, we had $161.9 million outstanding under the U.S. Term Loan at an interest rate of LIBOR plus 1.50%, which is currently 1.66%.  The loan amortizes at 1.25% of the original principal balance quarterly through March 2016, with the remaining balance due in July 2016.

In July 2011, we amended the secured credit facility to provide for a €125.0 million term loan (Euro Term Loan).  On June 30, 2014, we redeemed the €125.0 million Euro Term Loan.  In connection with the redemption, we wrote off $0.5 million in unamortized debt issuance costs as a loss on extinguishment of debt in fiscal 2014.

In March 2011, we entered into a secured credit facility for $460.0 million made available through a group of banks.  The credit facility is secured by substantially all of our assets and interest is based on standard inter-bank offering rates.  The credit facility expires in July 2016.  The interest rate ranges from LIBOR plus 1.50% to LIBOR plus 2.25%, depending on the leverage ratios at the time the funds are drawn.  At October 31, 2014, we had $100.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.50%, which is currently 1.66%.  An additional $59.8 million of unsecured foreign currency credit facilities have been extended by foreign banks for a total of $519.8 million available companywide.  Available credit under the above credit facilities was $387.9 million at fiscal 2014 year end, when reduced by outstanding borrowings of $100.0 million and letters of credit of $31.9 million.

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

In April 2013, we redeemed the $175.0 million 6.625% Senior Notes due March 2017 (2017 Notes).  In connection with the redemption, we wrote off $1.3 million in unamortized debt issuance costs as a charge against interest expense.  In addition, we incurred a $3.9 million redemption premium and received proceeds of $2.9 million from the termination of its $175.0 million interest rate swap agreements.  As a result, the redemption of the 2017 Notes resulted in a net loss of $0.9 million on extinguishment of debt in fiscal 2013.

We believe cash on hand, funds generated from operations and other available debt facilities are sufficient to fund operating cash requirements and capital expenditures through fiscal 2015.  We believe we will have adequate access to capital markets to fund future acquisitions.

Share Repurchase Program

On June 19, 2014, our board of directors approved the share repurchase program.  Under the program, we are authorized to repurchase up to $200 million of outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  During fiscal 2014, we repurchased 269,228 shares under this program at an average price paid per share of $112.40, for an aggregate purchase price of $30.3 million.

Permanent Investment of Undistributed Earnings of Foreign Subsidiaries

Our non-U.S. subsidiaries have $220.3 million in cash and cash equivalents at October 31, 2014.  Cash and cash equivalents at our U.S. parent and subsidiaries aggregated $17.8 million at October 31, 2014, and cash flow from these operations is sufficient to fund working capital, capital expenditures, acquisitions and debt repayments of our domestic operations.  We have available credit to our U.S. parent and subsidiaries of $328.5 million on our U.S. secured credit facility.  The earnings of our non-U.S. subsidiaries are considered to be indefinitely invested, and accordingly, no provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries.  The amount of the unrecognized deferred income tax liability for temporary differences related to investments in foreign subsidiaries is not practical to determine because of the complexities regarding the calculation of unremitted earnings and the potential for tax credits.

Government Refundable Advances

Government refundable advances consist of payments received from the Canadian government to assist in the research and development related to commercial aviation.  These advances totaled $51.9 million and $56.9 million at October 31, 2014, and October 25, 2013, respectively.  The repayment of the advances is based on year-over-year commercial aviation revenue growth at CMC beginning in 2014.  Imputed interest on the advances was 4.6% at October 31, 2014.

Pension and Other Post-Retirement Benefit Obligations

Our pension plans principally include a U.S. pension plan maintained by Esterline, Non-U.S. plans maintained by CMC, and Other Non-U.S. plans.  Our principal post-retirement plans include non-U.S. plans maintained by CMC, which are non-contributory health care and life insurance plans.

We account for pension expense using the end of the fiscal year as our measurement date, and we make actuarially computed contributions to our pension plans as necessary to adequately fund benefits.  Our funding policy is consistent with the minimum funding requirements of ERISA.  In fiscal 2014 and 2013, operating cash flow included $20.8 million and $27.0 million, respectively, of cash funding to these pension plans.  There is no funding requirement for fiscal 2015 for the U.S. pension plans maintained by Esterline.  We expect pension funding requirements for the CMC plans to be approximately $5.6 million in fiscal 2015.  The rate of increase in future compensation levels is consistent with our historical experience and salary administration policies.  The expected long-term rate of return on plan assets is based on long-term target asset allocations of 70% equity and 30% fixed income.  We periodically review allocations of plan assets by investment type and evaluate external sources of information regarding long-term historical returns and expected future returns for each investment type, and accordingly, believe a 6.3% to 7.0% assumed long-term rate of return on plan assets is appropriate for both the Esterline and CMC plans.  Current allocations are consistent with the long-term targets.

We made the following assumptions with respect to our Esterline pension obligation in fiscal 2014 and 2013:

	2014	2013
Principal assumptions as of fiscal year end:
Discount rate	4.25%	4.70%
Rate of increase in future compensation levels	4.21%	4.50%
Assumed long-term rate of return on plan assets	7.00%	7.00%

We made the following assumptions with respect to our CMC pension obligation in fiscal 2014 and 2013:

	2014	2013
Principal assumptions as of fiscal year end:
Discount rate	4.10%	4.50%
Rate of increase in future compensation levels	3.00%	3.00%
Assumed long-term rate of return on plan assets	6.35%	6.34%

We made the following assumptions with respect to our Other Non-U.S. pension obligations in fiscal 2014 and 2013:

	2014	2013
Principal assumptions as of fiscal year end:
Discount rate	2.00 - 8.75%	3.00 - 9.25%
Rate of increase in future compensation levels	4.50 - 8.83%	4.50 - 8.68%
Assumed long-term rate of return on plan assets	3.25 - 8.00%	3.20 - 8.00%

We use a discount rate for expected returns that is a spot rate developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments.  Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points in fiscal 2014, pension liabilities in total would have decreased $13.0 million or increased $13.5 million, respectively.  If all other assumptions are held constant, the estimated effect on fiscal 2014 pension expense from a hypothetical 25 basis points increase or decrease in both the discount rate and expected long-term rate of return on plan assets would not have a material effect on our pension expense.

We made the following assumptions with respect to our Esterline post-retirement obligation in fiscal 2014 and 2013:

	2014	2013
Principal assumptions as of fiscal year end:
Discount rate	4.25%	4.70%
Initial weighted average health care trend rate	6.00%	6.00%
Ultimate weighted average health care trend rate	6.00%	6.00%

We made the following assumptions with respect to our CMC post-retirement obligation in fiscal 2014 and 2013:

	2014	2013
Principal assumptions as of fiscal year end:
Discount rate	4.10%	4.50%
Initial weighted average health care trend rate	6.20%	6.30%
Ultimate weighted average health care trend rate	4.20%	4.20%

The assumed health care trend rate has a significant impact on our post-retirement benefit obligations.  Our health care trend rate was based on the experience of our plan and expectations for the future.  A 100 basis points increase in the health care trend rate would increase our post-retirement benefit obligation by $1.6 million at October 31, 2014.  A 100 basis points decrease in the health care trend rate would decrease our post-retirement benefit obligation by $0.4 million at October 31, 2014.  Assuming all other assumptions are held constant, the estimated effect on fiscal 2014 post-retirement benefit expense from a hypothetical 100 basis points increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

Research and Development Expense

For the three years ended October 31, 2014, research and development expense has averaged 5.0% of sales.  We estimate that research and development expense in fiscal 2015 will be about 5% of sales for the full year.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of fiscal year end.  Liabilities for income taxes were excluded from the table, as we are not able to make a reasonably reliable estimate of the amount and period of related future payments.

In Thousands		Less than	1‒3	4‒5	After 5
	Total	1 year	years	years	years

Long-term debt [1]	$691,234	$16,626	$264,872	$10,952	$398,784
Interest obligations	105,000	17,500	35,000	35,000	17,500
Operating lease obligations	57,206	13,877	20,481	12,170	10,678
Purchase obligations [2]	879,057	819,692	53,222	5,950	193
Total contractual obligations	$1,732,497	$867,695	$373,575	$64,072	$427,155

[1]	Includes $68.7 million representing interest on capital lease obligations.
[2]

Includes €150 million, or approximately $187 million, purchase agreement to acquire the aerospace and defense business of Barco N.V. as more fully described in Note 11 of the Consolidated Financial Statements.

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

On June 5, 2014, our board of directors authorized a change in the Company’s fiscal year end to the last Friday of September from the last Friday in October.  We plan to report on financial results for the 11-month transition period of November 1, 2014, through October 2, 2015, on an Annual Report on Form 10-K and to thereafter file our annual report for each 12-month period ending the last Friday of September of each year, beginning with the 12-month period ending September 30, 2016.  The fourth fiscal quarter of 2015 will be a two-month quarter.  Our fiscal year 2014 was unchanged and ended on October 31, 2014.

Disclosures About Market Risk

Interest Rate Risks

Our debt includes fixed rate and variable rate obligations at October 31, 2014.  We are not subject to interest rate risk on the fixed rate obligations.  We are subject to interest rate risk on the U.S. Term Loan and U.S. credit facility.  For long-term debt, the table presents principal cash flows and the related weighted-average interest rates by contractual maturities.

A hypothetical 10% increase or decrease in average market rates would not have a material effect on our pretax income.

In Thousands	Long-Term Debt ‒ Variable Rate
	Principal	Average
	Amount	Rates [1]
Maturing in:

2015	$8,750	*
2016	253,125	*
2017	-	*
2018	-	*
2019	-	*
2020 and thereafter	-	*
Total	$261,875

Fair value at 10/31/2014	$261,875

[1]

Borrowings under the U.S. Term Loan bear interest at a rate equal to either: (a) the LIBOR rate plus 1.50% or (b) the “Base Rate” (defined as the higher of Wells Fargo Bank, National Association’s prime rate and the Federal funds rate plus 0.75%).

Currency Risks

We own significant operations in Canada, France and the United Kingdom.  To the extent that sales are transacted in a foreign currency, we are subject to foreign currency fluctuation risk.  Furthermore, we have assets denominated in foreign currencies that are not offset by liabilities in such foreign currencies.  At October 31, 2014, we had the following monetary assets subject to foreign currency fluctuation risk: U.S. dollar-denominated backlog with customers whose functional currency is other than the U.S. dollar; U.S. dollar-denominated accounts receivable and payable; and certain forward contracts, which are not accounted for as a cash flow hedge.  The foreign exchange rate for the dollar relative to the euro increased to 0.799 at October 31, 2014, from 0.724 at October 25, 2013; the dollar relative to the U.K. pound increased to 0.625 from 0.619; and the dollar relative to the Canadian dollar increased to 1.127 from 1.045.  Foreign currency transactions affecting monetary assets and forward contracts resulted in a $6.5 million loss in fiscal 2014, a $1.7 million loss in fiscal 2013, and a $3.5 million loss in fiscal 2012.

Our policy is to hedge a portion of our forecasted transactions using forward exchange contracts with maturities up to 45 months.  The Company does not enter into any forward contracts for trading purposes.  At October 31, 2014, and October 25, 2013, the notional value of foreign currency forward contracts was $397.9 million and $373.2 million, respectively.  The net fair value of these contracts was a $17.7 million liability and a $1.3 million asset at October 31, 2014, and October 25, 2013, respectively.  If the U.S. dollar increased by a hypothetical 5%, the effect on the fair value of the foreign currency contracts would be an increase of $18.8 million.  If the U.S. dollar decreased by a hypothetical 5%, the effect on the fair value of the foreign currency contracts would be a decrease of $20.7 million.

The following tables provide information about our significant derivative financial instruments, including foreign currency forward exchange agreements and certain firmly committed sales transactions denominated in currencies other than the functional currency at October 31, 2014, and October 25, 2013.  The information about certain firmly committed sales contracts and derivative financial instruments is in U.S. dollar equivalents.  For forward foreign currency exchange agreements, the following tables present the notional amounts at the current exchange rate and weighted-average contractual foreign currency exchange rates by contractual maturity dates.

Firmly Committed Sales Contracts

Operations with Foreign Functional Currency

At October 31, 2014

Principal Amount by Expected Maturity

In Thousands	Firmly Committed Sales Contracts in United States Dollar
Fiscal Years	Canadian Dollar	Euro	U.K. Pound

2015	$119,900	$81,243	$59,569
2016	44,997	15,960	15,091
2017	14,938	365	18
2018	6,748	-	-
2019 and thereafter	4,590	426	-
Total	$191,173	$97,994	$74,678

Derivative Contracts

Operations with Foreign Functional Currency

At October 31, 2014

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Euro

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2015	$87,397	1.344
2016	4,390	1.288
Total	$91,787

Fair value at 10/31/2014	$(5,845)

[1]	The Company has no derivative contracts maturing after fiscal 2016.

Derivative Contracts

Operations with Foreign Functional Currency

At October 31, 2014

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for U.K. Pound

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2015	$51,967	1.600
2016	25,388	1.618
Total	$77,355

Fair value at 10/31/2014	$(312)

[1]	The Company has no derivative contracts maturing after fiscal 2016.

Derivative Contracts

Operations with Foreign Functional Currency

At October 31, 2014

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Canadian Dollar

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2015	$141,100	0.942
2016	86,000	0.907
Total	$227,100

Fair value at 10/31/2014	$(11,518)

[1]	The Company has no derivative contracts maturing after fiscal 2016.

Firmly Committed Sales Contracts

Operations with Foreign Functional Currency

At October 25, 2013

Principal Amount by Expected Maturity

In Thousands	Firmly Committed Sales Contracts in United States Dollar
Fiscal Years	Canadian Dollar	Euro	U.K. Pound

2014	$138,219	$84,796	$70,724
2015	65,340	17,961	11,784
2016	21,302	333	12,052
2017	3,976	544	2,448
2018 and thereafter	12,355	-	-
Total	$241,192	$103,634	$97,008

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

Derivative Contracts

Operations with Foreign Functional Currency

At October 25, 2013

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Canadian Dollar

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2014	$127,074	0.974
2015	90,900	0.962
Total	$217,974

Fair value at 10/25/2013	$(4,497)

[1]	The Company has no derivative contracts maturing after fiscal 2015.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Actual results may differ from estimates under different assumptions or conditions. These estimates and assumptions are affected by our application of accounting policies.  Our critical accounting policies include revenue recognition, accounting for the allowance for doubtful accounts receivable, accounting for inventories, impairment of goodwill and intangible assets, impairment of long-lived assets, accounting for assets held for sale, accounting for legal contingencies, accounting for pension benefits, and accounting for income taxes.

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

As we have grown through acquisitions, we have accumulated $1.1 billion of goodwill and $43.8 million of indefinite-lived intangible assets out of total assets of $3.2 billion at October 31, 2014.  The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

We performed our annual impairment review for fiscal 2014 as of August 2, 2014, and our Step One analysis indicates that no impairment of goodwill or other indefinite-lived assets exists at any of our reporting units.  Our Souriau reporting unit’s margin in passing the Step One analysis was about 9%.  Management expects that continued improvements in operations will result in favorable actual results compared to our original plan.  It is possible, however, that as a result of events or circumstances, we could conclude at a later date that goodwill of $339.7 million at Souriau may be considered impaired.  We also may be required to record an earnings charge or incur unanticipated expenses if, due to a change in strategy or other reasons, we determined the value of other assets has been impaired.  These other assets include trade names of $26.6 million and intangible assets of $163.4 million.

The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles.  In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows.

We used available market data and a discounted cash flow analysis in completing our 2014 annual impairment test.  We believe that our cash flow estimates are reasonable based upon the historical cash flows and future operating and strategic plans of our reporting units.  In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions.  Except for Souriau, the fair value of all our reporting units exceeds its book value by greater than 40%. A 0.5% change in the discount rate used in the cash flow analysis would result in a change in the fair value of our other reporting units of approximately $148.9 million.  A 0.5% change in the growth rate assumed in the calculation of the terminal value of cash flows would result in a change in the fair value of our other reporting units by $97.9 million.  None of these changes would have resulted in any of our other reporting units being impaired.

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

As we have grown through acquisitions, we have accumulated $427.6 million of definite-lived intangible assets.  The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

Assets Held for Sale

Assets held for sale are to be reported at the lower of its carrying amount or fair value less cost to sell. Judgment is required in estimating the sales price of assets held for sale and the time required to sell the assets. These estimates are based upon available market data and operating cash flows of the assets held for sale.

As more fully described in Note 15 of the consolidated financial statements, in September 2014, the Company’s board of directors approved a plan to sell certain non-core business units including Eclipse Electronic Systems, Inc., Wallop Defence Systems, Ltd., Pacific Aerospace and Electronics Inc., and a small distribution business.  As result, we recorded a $49.5 million after-tax loss in fiscal 2014 in discontinued operations. Assets held for sale aggregate $80.1 million at October 31, 2014.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Statement of Operations

In Thousands, Except Per Share Amounts

For Each of the Three Fiscal Years
in the Period Ended October 31, 2014	2014	2013	2012

Net Sales	$2,051,169	$1,888,777	$1,877,821
Cost of Sales	1,330,545	1,184,068	1,199,933
	720,624	704,709	677,888
Expenses
Selling, general & administrative	364,259	366,641	350,222
Research, development and engineering	98,901	90,214	100,877
Restructuring charges	13,642	-	-
Gain on sale of product line	-	(2,264)	-
Gain on settlement of contingency	-	-	(11,891)
Goodwill impairment	-	3,454	52,169
Other income	-	-	(1,263)
Total Expenses	476,802	458,045	490,114

Operating Earnings from Continuing Operations	243,822	246,664	187,774
Interest Income	(555)	(535)	(463)
Interest Expense	33,010	39,638	46,227
Loss on Extinguishment of Debt	533	946	-

Earnings from Continuing Operations Before Income Taxes	210,834	206,615	142,010
Income Tax Expense	44,274	33,891	27,816
Earnings from Continuing Operations Including Noncontrolling Interests	166,560	172,724	114,194

Earnings Attributable to Noncontrolling Interests	(553)	(1,730)	(1,040)
Earnings from Continuing Operations Attributable to Esterline, Net of Tax	166,007	170,994	113,154

Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(63,589)	(6,260)	(619)

Net Earnings Attributable to Esterline	$102,418	$164,734	$112,535

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$5.22	$5.48	$3.68
Discontinued operations	(2.00)	(0.20)	(0.02)
Earnings (Loss) Per Share Attributable to Esterline - Basic	$3.22	$5.28	$3.66

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$5.12	$5.39	$3.62
Discontinued operations	(1.96)	(0.20)	(0.02)
Earnings (Loss) Per Share Attributable to Esterline - Diluted	$3.16	$5.19	$3.60

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

In Thousands, Except Share and Per Share Amounts

As of October 31, 2014 and October 25, 2013	2014	2013

Assets

Current Assets
Cash and cash equivalents	$238,144	$179,178
Cash in escrow	-	4,018
Accounts receivable, net of allowances of $10,023 and $9,215	379,889	383,666
Inventories	433,595	447,663
Income tax refundable	5,266	6,526
Deferred income tax benefits	48,679	47,277
Prepaid expenses	20,336	18,183
Other current assets	2,149	5,204
Current assets of businesses held for sale	41,446	-
Total Current Assets	1,169,504	1,091,715

Property, Plant and Equipment
Land	29,940	32,785
Buildings	225,594	247,885
Machinery and equipment	465,926	487,191
	721,460	767,861
Accumulated depreciation	402,118	396,664
	319,342	371,197

Other Non-Current Assets
Goodwill	1,071,786	1,128,977
Intangibles, net	471,377	580,949
Debt issuance costs, net of accumulated amortization of $5,743 and $4,359	4,295	6,211
Deferred income tax benefits	71,307	71,840
Other assets	14,179	11,223
Non-current assets of businesses held for sale	71,677	-
Total Assets	$3,193,467	$3,262,112
See Notes to Consolidated Financial Statements.

As of October 31, 2014 and October 25, 2013	2014	2013

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable	$115,284	$123,597
Accrued liabilities	262,536	253,561
Current maturities of long-term debt	12,774	21,279
Deferred income tax liabilities	1,773	2,307
Federal and foreign income taxes	1,571	7,348
Current liabilities of businesses held for sale	14,191	-
Total Current Liabilities	408,129	408,092

Long-Term Liabilities
Credit facilities	100,000	130,000
Long-term debt, net of current maturities	509,720	537,859
Deferred income tax liabilities	149,165	193,119
Pension and post-retirement obligations	62,693	68,102
Other liabilities	46,884	40,188
Non-current liabilities of businesses held for sale	18,876	-

Shareholders' Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued 32,123,717 and 31,441,949 shares	6,425	6,288
Additional paid-in capital	655,723	604,511
Treasury stock at cost, repurchased 269,228 and 0 shares	(30,262)	-
Retained earnings	1,387,508	1,285,090
Accumulated other comprehensive loss	(131,577)	(22,284)
Total Esterline shareholders' equity	1,887,817	1,873,605
Noncontrolling interests	10,183	11,147
Total Shareholders' Equity	1,898,000	1,884,752
Total Liabilities and Shareholders' Equity	$3,193,467	$3,262,112

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows

In Thousands

For Each of the Three Fiscal Years
in the Period Ended October 31, 2014	2014	2013	2012

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$102,971	$166,464	$113,575
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	116,027	112,132	107,792
Deferred income taxes	(14,893)	(21,812)	(21,200)
Share-based compensation	13,044	9,575	9,543
Loss (gain) on disposal of capital assets	3,174	(2,303)	(944)
Gain on settlement of contingency	-	-	(11,891)
Goodwill impairment	-	3,454	52,169
Loss on assets held for sale	49,472	-	-
Working capital changes, net of effect of acquisitions:
Accounts receivable	(17,375)	5,015	(22,381)
Inventories	(21,491)	(28,317)	(19,303)
Prepaid expenses	(3,237)	3,604	(2,506)
Other current assets	1,009	(1,558)	(1,002)
Accounts payable	1,341	9,008	(6,482)
Accrued liabilities	13,461	(3,120)	14,879
Federal and foreign income taxes	(11,175)	3,179	(7,068)
Other liabilities	(13,852)	(7,602)	(14,702)
Other, net	(2,112)	3,053	3,692
	216,364	250,772	194,171

Cash Flows Provided (Used) by Investing Activities
Purchase of capital assets	(45,678)	(55,335)	(49,446)
Proceeds from sale of capital assets	572	2,303	944
Acquisition of business, net of cash acquired	(44,745)	(40,689)	-
	(89,851)	(93,721)	(48,502)

For Each of the Three Fiscal Years
in the Period Ended October 31, 2014	2014	2013	2012

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	31,215	22,854	7,658
Excess tax benefits from stock option exercises	7,090	2,961	382
Shares repurchased	(30,262)	-	-
Repayment of long-term credit facilities	(55,000)	(110,000)	(150,000)
Repayment of long-term debt	(35,810)	(235,428)	(73,145)
Proceeds from issuance of long-term credit facilities	25,000	175,000	30,000
Proceeds from government assistance	3,337	5,092	17,285
Dividends paid to noncontrolling interests	(778)	(1,048)	-
Debt and other issuance costs	-	(454)	-
	(55,208)	(141,023)	(167,820)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(12,339)	2,475	(2,209)
Net Increase (Decrease) in Cash and Cash Equivalents	58,966	18,503	(24,360)

Cash and Cash Equivalents - Beginning of Year	179,178	160,675	185,035
Cash and Cash Equivalents - End of Year	$238,144	$179,178	$160,675

Supplemental Cash Flow Information:
Cash paid for interest	$28,593	$38,376	$43,854
Cash paid for taxes	65,147	43,842	54,366

Supplemental Non-cash Investing and Financing Activities:
Capital asset and lease obligation additions	$2,753	$11,691	$-

See Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders’ Equity,

Noncontrolling Interests and Comprehensive Income (Loss)

In Thousands, Except Per Share Amounts

For Each of the Three Fiscal Years
in the Period Ended October 31, 2014	2014	2013	2012

Common Stock, Par Value $.20 Per Share
Beginning of year	$6,288	$6,174	$6,123
Shares issued under employee stock plans	137	114	51
End of year	6,425	6,288	6,174

Additional Paid-in Capital
Beginning of year	604,511	569,235	551,703
Shares issued under employee stock plans	38,168	25,701	7,989
Share-based compensation expense	13,044	9,575	9,543
End of year	655,723	604,511	569,235

Treasury Stock
Beginning of year	-	-	-
Shares repurchased	(30,262)	-	-
End of year	(30,262)	-	-

Retained Earnings
Beginning of year	1,285,090	1,120,356	1,007,821
Net earnings	102,418	164,734	112,535
End of year	1,387,508	1,285,090	1,120,356

Accumulated Other Comprehensive Income (Loss)
Beginning of year	(22,284)	(85,284)	(2,812)
Change in fair value of derivative financial instruments, net of tax benefit of $3,534, $913 and $1,158	(8,793)	(3,119)	(2,399)
Change in pension and post-retirement obligations, net of tax benefit (expense) of $(2,041), $(22,897) and $11,626	(3,968)	42,994	(23,708)
Foreign currency translation adjustment	(96,532)	23,125	(56,365)
End of year	(131,577)	(22,284)	(85,284)

Noncontrolling Interests
Beginning of year	11,147	10,054	11,083
Share repurchases	-	-	(2,069)
Net changes in equity attributable to noncontrolling interest	(964)	1,093	1,040
End of year	10,183	11,147	10,054
Total Shareholders' Equity	$1,898,000	$1,884,752	$1,620,535

Comprehensive Income (Loss)
Net earnings	$102,418	$164,734	$112,535
Change in fair value of derivative financial instruments, net of tax	(8,793)	(3,119)	(2,399)
Change in pension and post-retirement obligations, net of tax	(3,968)	42,994	(23,708)
Foreign currency translation adjustment	(96,532)	23,125	(56,365)
Comprehensive Income (Loss)	$(6,875)	$227,734	$30,063

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

On June 5, 2014, the Company’s board of directors authorized a change in the Company’s fiscal year end to the last Friday of September from the last Friday in October.  The Company plans to report its financial results for the 11-month transition period of November 1, 2014, through October 2, 2015, on an Annual Report on Form 10-K and to thereafter file its annual report for each 12-month period ending the last Friday of September of each year, beginning with the 12-month period ending September 30, 2016.  The fourth fiscal quarter of 2015 will be a two-month quarter.  The Company’s fiscal year 2014 was unchanged and ended on October 31, 2014.

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

Concentration of Risks

The Company’s products are principally focused on the aerospace and defense industry, which includes military and commercial aircraft original equipment manufacturers and their suppliers, commercial airlines, and the United States and foreign governments.  Sales directly to the U.S. government aggregated 4% and 6% of sales in fiscal 2014 and 2013, respectively.  Accordingly, the Company’s current and future financial performance is dependent on the economic condition of the aerospace and defense industry.  The commercial aerospace and defense markets have historically been subject to cyclical downturns during periods of weak economic conditions or material changes arising from domestic or international events.  Management believes that the Company’s sales are balanced across its customer base, which includes not only aerospace and defense customers but also medical and industrial commercial customers.

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

Financial Instruments

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, foreign currency forward contracts, and interest rate swap agreements.  The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments.  The fair market value of the Company’s long-term debt and short-term borrowings was estimated at $639.4 million and $711.6 million at fiscal year end 2014 and 2013, respectively.  These estimates were derived using discounted cash flows with interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

Foreign Currency Exchange Risk Management

The Company is subject to risks associated with fluctuations in foreign currency exchange rates from the sale of products in currencies other than its functional currency.  Furthermore, the Company has assets denominated in foreign currencies that are not offset by liabilities in such foreign currencies.  The Company has significant operations in Canada, France, and the United Kingdom, and accordingly, the Company may experience gains or losses due to foreign exchange fluctuations.

The Company’s policy is to hedge a portion of its forecasted transactions using forward exchange contracts, with maturities up to 24 months.  These forward contracts have been designated as cash flow hedges.  The portion of the net gain or loss on a derivative instrument that is effective as a hedge is reported as a component of other comprehensive income in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings.  The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately.  If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings.  The amount of hedge ineffectiveness has not been material in any of the three fiscal years in the period ended October 31, 2014.  At October 31, 2014, and October 25, 2013, the notional value of foreign currency forward contracts accounted for as a cash flow hedge was $283.0 million and $271.3 million, respectively.  The fair value of these contracts was a liability of $14.6 million and a $2.3 million liability at October 31, 2014, and October 25, 2013, respectively.  The Company does not enter into any forward contracts for trading purposes.

In July 2011, the Company entered into a Euro Term Loan for €125.0 million under the secured credit facility.  The Company designated the Euro Term Loan a hedge of the investment in a certain French business unit.  The foreign currency gain or loss that is effective as a hedge is reported as a component of accumulated other comprehensive income in shareholders’ equity.  To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings.  There has been no ineffectiveness since inception of the hedge. In the third fiscal quarter of 2014, the Company paid off the remaining balance of the Euro Term Loan.  As a result, the Company recorded a net loss of $0.5 million on extinguishment of debt in fiscal 2014.

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

Foreign Currency Translation

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on year-end exchange rates.  Revenue and expense accounts are translated at average exchange rates.  Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in shareholders’ equity as a component of comprehensive income.  Accumulated gain or (loss) on foreign currency translation adjustment was $(61.1) million, $35.4 million, and $12.3 million as of the fiscal years ended October 31, 2014, October 25, 2013, and October 26, 2012, respectively.

Foreign Currency Transaction Gains and Losses

Foreign currency transaction gains and losses are included in results of operations and are primarily the result of revaluing assets and liabilities denominated in a currency other than the functional currency, gains and losses on forward exchange contracts and the change in value of foreign currency embedded derivatives in backlog.  These foreign currency transactions resulted in a $6.5 million loss in fiscal 2014, a $1.7 million loss in fiscal 2013, and a $3.5 million loss in fiscal 2012.

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

Property, Plant and Equipment, and Depreciation

Property, plant and equipment is carried at cost and includes expenditures for major improvements.  Depreciation is generally provided on the straight-line method based upon estimated useful lives ranging from 15 to 30 years for buildings and 3 to 10 years for machinery and equipment.  Depreciation expense was $56.2 million, $55.4 million, and $52.4 million for fiscal years 2014, 2013, and 2012, respectively.  Depreciation expense included in discontinued operations was $5.0 million, $5.0 million, and $4.2 million in fiscal 2014, 2013, and 2012, respectively.  Assets under capital leases were $43.1 million at October 31, 2014, and $47.1 million at October 25, 2013.  Amortization expense of assets accounted for as capital leases is included with depreciation expense.  The fair value of liabilities related to the retirement of property is recorded when there is a legal or contractual obligation to incur asset retirement costs and the costs can be estimated.  The Company records the asset retirement cost by increasing the carrying cost of the underlying property by the amount of the asset retirement obligation.  The asset retirement cost is depreciated over the estimated useful life of the underlying property.

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

Assets of Business Held for Sale

Assets held for sale are to be reported at lower of its carrying amount or fair value less cost to sell.  Judgment is required in estimating the sales price of assets held for sale and the time required to sell the assets.  These estimates are based upon available market data and operating cash flows of the assets held for sale.

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

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year.  Diluted earnings per share also includes the dilutive effect of stock options and restricted stock units.  Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 136,200, 162,100, and 627,475 for fiscal 2014, 2013, and 2012, respectively.  The weighted average number of shares outstanding used to compute basic earnings per share was 31,840,000, 31,173,000, and 30,749,000 for fiscal years 2014, 2013, and 2012, respectively.  The weighted average number of shares outstanding used to compute diluted earnings per share was

32,448,000, 31,738,000, and 31,282,000 for fiscal years 2014, 2013, and 2012, respectively. The weighted average number of shares outstanding used to compute basic and diluted earnings per share for the fourth fiscal quarter of 2014 was 31,907,000.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued guidance that modifies the criteria used to qualify divestitures for classification as discontinued operation and expands disclosure related to disposals of significant components.  The amendment will become effective for the company in fiscal 2016, with early adoption permitted; the Company does not expect to early adopt the amended guidance.  The amended guidance is expected to decrease the likelihood that future disposals will qualify for discontinued operations treatment, meaning that the results of operation of some future disposals may be reported as continuing operations.

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

NOTE 2:  Inventories

Inventories at the end of fiscal 2014 and 2013 consisted of the following:

In Thousands	2014	2013

Raw materials and purchased parts	$165,839	$165,231
Work in progress	160,884	169,165
Inventory costs under long-term contracts	17,470	13,717
Finished goods	89,402	99,550
	$433,595	$447,663

NOTE 3:  Goodwill

The following table summarizes the changes in goodwill by segment for fiscal 2014 and 2013:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Balance, October 26, 2012	$456,092	$428,420	$214,450	$1,098,962
Goodwill from acquisitions	21,640	-	-	21,640
Goodwill adjustments	-	2,904	-	2,904
Goodwill impairment	(3,454)	-	-	(3,454)
Foreign currency translation adjustment	(9,575)	18,159	341	8,925
Balance, October 25, 2013	464,703	449,483	214,791	1,128,977

Goodwill from acquisitions	-	17,741	-	17,741
Goodwill adjustments	-	(1,427)	-	(1,427)
Goodwill write off on assets held for sale	(6,333)	(8,702)	(7,427)	(22,462)
Foreign currency translation adjustment	(18,355)	(31,742)	(946)	(51,043)
Balance, October 31, 2014	$440,015	$425,353	$206,418	$1,071,786

On September 3, 2014, the Board of Directors approved a plan to sell certain non-core business units.  These business units are reported as discontinued operations.  Based upon the estimated fair values, the Company recorded an estimated after-tax loss of $49.5 million in fiscal 2014 on the assets held for sale in discontinued operations, of which $22.5 million was recorded against goodwill.

During the third fiscal quarter of 2013, management performed Step One impairment tests for Racal Acoustics upon identification of an indicator of impairment.  The Company’s third quarter forecast in 2013 projected a higher operating loss in fiscal 2013 and lower earnings over the five years compared to the prior-year forecast due to further delays and reductions in global defense programs.  As required under U.S. GAAP, a Step Two impairment test was required in fiscal 2013, because the current fair value of the business using a discounted cash flow and market approach was less than its carrying amount of the business.  Under Step Two, the fair value of all of Racal Acoustics’ assets and liabilities was estimated, including tangible assets, existing technology, and trade names, for the purpose of deriving an estimate of the implied fair value of goodwill.  The implied fair value of the goodwill was then compared to the recorded goodwill to determine the amount of the impairment.  Assumptions used in measuring the value of these assets and liabilities included the discount rates, royalty rates, and obsolescence rates used in valuing the intangible assets, and pricing of comparable transactions in the market in valuing the tangible assets.  The excess of the carrying amount of goodwill over the implied fair value of goodwill resulted in an impairment charge of $3.5 million in fiscal 2013.

NOTE 4:  Intangible Assets

Intangible assets at the end of fiscal 2014 and 2013 were as follows:

In Thousands		2014		2013
	Weighted	Gross		Gross
	Avg Years	Carrying	Accum.	Carrying	Accum.
	Useful Life	Amount	Amort.	Amount	Amort.
Amortized Intangible Assets:
Programs	16	$619,175	$251,199	$726,049	$251,437
Core technology	12	15,926	8,893	9,589	6,711
Patents and other	12	95,459	42,874	93,291	37,024
Total		$730,560	$302,966	$828,929	$295,172

Indefinite-lived Intangible Assets:
Trademark		$43,783		$47,192

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

On September 3, 2014, the Board of Directors approved a plan to sell certain non-core business units.  These business units are reported as discontinued operations.  Based upon the estimated fair values, the Company recorded an estimated after-tax loss of $49.5 million in fiscal 2014 on the assets held for sale in discontinued operations, of which $12.9 million was recorded against intangible assets.

Amortization of intangible assets from continuing operations was $49,628,000, $46,361,000, and $44,976,000 in fiscal years 2014, 2013, and 2012, respectively.   Amortization of intangible assets related to discontinued operations was $8,813,000, $8,637,000 and $8,547,000 in fiscal years 2014, 2013, and 2012, respectively

Estimated amortization expense related to intangible assets for each of the next five fiscal years is as follows:

In Thousands

Fiscal Year

2015	$43,335
2016	46,885
2017	46,097
2018	45,416
2019	43,852

NOTE 5:  Accrued Liabilities

Accrued liabilities at the end of fiscal 2014 and 2013 consisted of the following:

In Thousands	2014	2013

Payroll and other compensation	$123,317	$119,677
Commissions	5,014	4,786
Casualty and medical	14,027	13,738
Interest	7,006	6,707
Warranties	16,243	19,372
State and other tax accruals	6,811	6,536
Customer deposits	19,624	21,500
Deferred revenue	23,522	15,888
Contract reserves	11,260	12,737
Forward foreign exchange contracts	15,505	7,645
Litigation reserves	5,534	10,266
Environmental reserves	650	810
Rent and future lease obligations	1,251	1,357
Other	12,772	12,542
	$262,536	$253,561

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

In Thousands	2014	2013

Balance, beginning of year	$19,372	$21,870
Warranty costs incurred	(3,074)	(4,912)
Reclassification to liabilities held for sale	(858)	-
Product warranty accrual	8,185	7,380
Release of reserves	(6,371)	(4,555)
Foreign currency translation adjustment	(1,011)	(411)
Balance, end of year	$16,243	$19,372

NOTE 6:  Retirement Benefits

Approximately 37% of U.S. employees have a defined benefit earned under the Esterline pension plan.

Under the Esterline plan, pension benefits are based on years of service and five-year average compensation for the highest five consecutive years’ compensation during the last ten years of employment.  Esterline amended its defined benefit plan to add the cash balance formula with annual pay credits ranging from 2% to 6% effective January 1, 2003.  Participants elected either to continue earning benefits under the current plan formula or to earn benefits under the cash balance formula.  Effective January 1, 2003, all new participants are enrolled in the cash balance formula.  Esterline also has an unfunded supplemental retirement plan for key executives providing for periodic payments upon retirement.

CMC sponsors defined benefit pension plans and other retirement benefit plans for its non-U.S. employees.  Pension benefits are based upon years of service and final average salary.  Other retirement benefit plans are non-contributory health care and life insurance plans.

The Company sponsors a number of other non-U.S. defined benefit pension plans primarily in France and Germany.  These defined benefit plans generally provide benefits to employees based on formulas recognizing length of service and earnings.

The Company accounts for pension expense using the end of the fiscal year as its measurement date.  In addition, the Company makes actuarially computed contributions to these plans as necessary to adequately fund benefits.  The Company’s funding policy is consistent with the minimum funding requirements of ERISA.

The accumulated benefit obligation and projected benefit obligation for the Esterline plans are $296,893,000 and $304,379,000, respectively, with plan assets of $289,894,000 as of October 31, 2014.  The underfunded status for the Esterline plans is $14,484,000 at October 31, 2014.  Contributions to the Esterline plans totaled $13,270,000 and $16,174,000 in fiscal years 2014 and 2013, respectively.  There is no funding requirement for fiscal 2015 for the U.S. pension plans maintained by Esterline.

The accumulated benefit obligation and projected benefit obligation for the CMC plans are $137,700,000 and $138,785,000, respectively, with plan assets of $132,193,000 as of October 31, 2014.  The underfunded status for these CMC plans is $6,592,000 at October 31, 2014.  Contributions to the CMC plans totaled $7,537,000 and $10,859,000 in fiscal 2014 and 2013, respectively.  The expected funding requirement for fiscal 2015 for the CMC plans is $5,600,000.

The accumulated benefit obligation and projected benefit obligation for the other non-U.S. plans are $24,284,000 and $30,184,000, respectively, with plan assets of $5,387,000 as of October 31, 2014.  The underfunded status for these other non-U.S. plans is $24,797,000 at October 31, 2014.  Contributions to the other non-U.S. plans totaled $2,717,000 and $1,894,000 in fiscal 2014 and 2013, respectively.

Principal assumptions of the Esterline, CMC and Other Non-U.S. plans are as follows:

	Esterline		CMC		Other Non-U.S.
	Defined Benefit		Defined Benefit		Defined Benefit
	Pension Plans		Pension Plans		Pension Plans
	2014	2013	2014	2013	2014	2013
Principal assumptions as of year end:
Discount rate	4.25%	4.70%	4.10%	4.50%	2.00 - 8.75%	3.00 - 9.25%
Rate of increase in future compensation levels	4.21%	4.50%	3.00%	3.00%	4.50 - 8.83%	4.50 - 8.68%
Assumed long-term rate of return on plan assets	7.00%	7.00%	6.35%	6.34%	3.25 - 8.00%	3.20 - 8.00%

	Esterline		CMC
	Post-Retirement		Post-Retirement
	Pension Plans		Pension Plans
	2014	2013	2014	2013
Principal assumptions as of year end:
Discount rate	4.25%	4.70%	4.10%	4.50%
Initial weighted average health care trend rate	6.00%	6.00%	6.20%	6.30%
Ultimate weighted average health care trend rate	6.00%	6.00%	4.20%	4.20%

The Company uses a discount rate for expected returns that is a spot rate developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments.  Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points, pension liabilities in total would have decreased $13.0 million or increased $13.5 million, respectively.  If all other assumptions are held constant, the estimated effect on fiscal 2014 pension expense from a hypothetical 25 basis points increase or decrease in both the discount rate and expected long-term rate of return on plan assets would not have a material effect on our pension expense.  Management is not aware of any legislative or other initiatives or circumstances that will significantly impact the Company’s pension obligations in fiscal 2015.

The assumed health care trend rate has a significant impact on the Company’s post-retirement benefit obligations.  The Company’s health care trend rate was based on the experience of its plan and expectations for the future.  A 100 basis points increase in the health care trend rate would increase the post-retirement benefit obligation by $1.6 million.  A 100 basis points decrease in the health care trend rate would decrease the post-retirement benefit obligation by $0.4 million.  Assuming all other assumptions are held constant, the estimated effect on fiscal 2014 post-retirement benefit expense from a hypothetical 100 basis points increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

Plan assets are invested in a diversified portfolio of equity and debt securities, consisting primarily of common stocks, bonds and government securities.  The objective of these investments is to maintain sufficient liquidity to fund current benefit payments and achieve targeted risk-adjusted returns.  Management periodically reviews allocations of plan assets by investment type and evaluates external sources of information regarding the long-term historical returns and expected future returns for each investment type, and accordingly, the 6.3% to 7.0% assumed long-term rate of return on plan assets is considered to be appropriate.  Allocations by investment type are as follows:

		Actual
	Target	2014	2013
Plan assets allocation as of fiscal year end:
Equity securities	55 - 75%	62.2%	63.9%
Debt securities	25 - 45%	35.7%	33.6%
Cash	0%	2.1%	2.5%
Total		100.0%	100.0%

The following table presents the fair value of the Company’s Pension Plan assets as of October 31, 2014, by asset category segregated by level within the fair value hierarchy, as described in Note 7.

In Thousands	Fair Value Hierarchy
	Level 1	Level 2	Total
Asset category:
Equity Funds:
Registered Investments Company Funds - U.S. Equity	$117,014	$-	$117,014
Commingled Trust Funds - U.S. Equity	-	28,734	28,734
U.S. Equity Securities	35,276	-	35,276
Non-U.S. Equity Securities	22,457	-	22,457
Commingled Trust Funds - Non-U.S. Securities	-	62,418	62,418
Fixed Income Securities:
Registered Investments Company Funds - Fixed Income	-	-	-
Commingled Trust Funds - Fixed Income	-	87,078	87,078
Non-U.S. Foreign Commercial and Government Bonds	65,703	-	65,703
Cash and Cash Equivalents	8,794	-	8,794
Total	$249,244	$178,230	$427,474

The following table presents the fair value of the Company’s Pension Plan assets as of October 25, 2013, by asset category segregated by level within the fair value hierarchy, as described in Note 7.

In Thousands	Fair Value Hierarchy
	Level 1	Level 2	Total
Asset category:
Equity Funds:
Registered Investments Company Funds - U.S. Equity	$106,436	$-	$106,436
Commingled Trust Funds - U.S. Equity	-	26,923	26,923
U.S. Equity Securities	37,280	-	37,280
Non-U.S. Equity Securities	25,584	-	25,584
Commingled Trust Funds - Non-U.S. Securities	-	53,347	53,347
Fixed Income Securities:
Registered Investments Company Funds - Fixed Income	33,494	-	33,494
Commingled Trust Funds - Fixed Income	-	41,428	41,428
Non-U.S. Foreign Commercial and Government Bonds	56,351	-	56,351
Cash and Cash Equivalents	9,966	-	9,966
Total	$269,111	$121,698	$390,809

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

Net periodic pension cost for the Company’s defined benefit plans at the end of each fiscal year consisted of the following:

In Thousands	Defined Benefit			Post-Retirement
	Pension Plans			Benefit Plans
	2014	2013	2012	2014	2013	2012
Components of Net Periodic Cost
Service cost	$11,367	$11,848	$9,393	$489	$508	$436
Interest cost	19,387	17,893	19,403	685	674	715
Expected return on plan assets	(25,999)	(22,476)	(21,508)	-	-	-
Contractual termination	94	-	-	-	-	-
Curtailment	23	-	-	(1,747)	-	-
Amortization of prior service cost	107	384	41	(151)	(150)	(69)
Amortization of actuarial (gain) loss	6,052	14,255	10,551	38	103	41
Net periodic cost (benefit)	$11,031	$21,904	$17,880	$(686)	$1,135	$1,123

The funded status of the defined benefit pension and post-retirement plans at the end of fiscal 2014 and 2013 were as follows:

In Thousands	Defined Benefit		Post-Retirement
	Pension Plans		Benefit Plans
	2014	2013	2014	2013
Benefit Obligations
Beginning balance	$443,133	$456,861	$16,713	$17,040
Currency translation adjustment	(13,285)	(4,948)	(1,230)	(559)
Service cost	11,367	11,848	489	508
Interest cost	19,387	17,893	685	674
Plan participant contributions	104	156	-	-
Amendment	-	273	-	-
Contractual termination	94	-	-	-
Curtailment	(241)	-	(2,075)	-
Actuarial (gain) loss	37,423	(16,905)	(10)	14
Other adjustments	(1,615)	287	-	(252)
Benefits paid	(23,019)	(22,332)	(775)	(712)
Ending balance	$473,348	$443,133	$13,797	$16,713

Plan Assets - Fair Value
Beginning balance	$390,809	$334,622	$-	$-
Currency translation adjustment	(10,144)	(5,377)	-	-
Realized and unrealized gain (loss) on plan assets	48,424	55,730	-	-
Plan participant contributions	104	156	-	-
Company contribution	23,524	28,927	776	712
Other adjustments	(122)	92	-	-
Expenses paid	(2,102)	(1,009)	-	-
Benefits paid	(23,019)	(22,332)	(776)	(712)
Ending balance	$427,474	$390,809	$-	$-

Funded Status
Fair value of plan assets	$427,474	$390,809	$-	$-
Benefit obligations	(473,348)	(443,133)	(13,797)	(16,713)
Net amount recognized	$(45,874)	$(52,324)	$(13,797)	$(16,713)

Amount Recognized in the Consolidated Balance Sheet
Non-current asset	$5,940	$2,201	$-	$-
Current liability	(2,214)	(2,351)	(704)	(785)
Non-current liability	(49,600)	(52,174)	(13,093)	(15,928)
Net amount recognized	$(45,874)	$(52,324)	$(13,797)	$(16,713)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$89,266	$82,796	$339	$768
Prior service cost	700	490	(80)	161
Ending balance	$89,966	$83,286	$259	$929

The accumulated benefit obligation for all pension plans was $458,877,000 at October 31, 2014, and $427,625,000 at October 25, 2013.

Estimated future benefit payments expected to be paid from the plan or from the Company’s assets are as follows:

In Thousands

Fiscal Year

2015	$43,185
2016	28,385
2017	29,704
2018	31,506
2019	31,868
2020 - 2024	171,953

Employees may participate in certain defined contribution plans.  The Company’s contribution expense under these plans totaled $10,300,000, $9,421,000, and $8,900,000 in fiscal 2014, 2013, and 2012, respectively.  The Company contributes a matching amount that varies by participating company and employee group based on the first 6% of earnings contributed.  The three formulas used are: 25% of the first 6%; or 50% of the first 6%; or  100% of the first 2% and 50% on the next 4%.

The Company offered approximately 1,000 vested terminated participants in the Esterline plan a one-time opportunity to elect a lump sum payment from the plan in lieu of a lifetime annuity.  Subsequent to year end, approximately 380 participants elected the lump sum payment option resulting in payments from the plan of approximately $16.3 million in December 2014.  The Company estimates the settlement charge to be approximately $3.0 million.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at the end of fiscal 2014 and 2013:

In Thousands	Level 2
	2014	2013
Assets:
Derivative contracts designated as hedging instruments	$24	$2,270
Derivative contracts not designated as hedging instruments	1,081	3,670
Embedded derivatives	2,351	706

Liabilities:
Derivative contracts designated as hedging instruments	$14,592	$4,541
Derivative contracts not designated as hedging instruments	4,188	122
Embedded derivatives	15	344

In Thousands	Level 3
	2014	2013
Liabilities:
Contingent purchase obligation	$5,000	$4,000

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

The Company’s contingent purchase obligations consist of additional contingent consideration in connection with the acquisition of Sunbank of $5.0 million as of October 31, 2014.  The contingent considerations will be payable to the sellers if certain performance objectives are met following the acquisition in accordance with the terms of the purchase agreement.  The values recorded on the balance sheet were derived from the estimated probability that the performance objectives will be met.  The contingent purchase obligation is categorized as Level 3 in the fair value hierarchy.  The Company paid $4.0 million of contingent consideration in the second fiscal quarter of 2014 for satisfaction of its obligation related to Eclipse Electronic Systems, Inc. (Eclipse).

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements.  The Company does not have any derivative instruments with credit-risk-related contingent features or that required the posting of collateral as of October 31, 2014.  The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates.  These exposures arise primarily from purchases or sales of products and services from third parties.  Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies.  As of October 31, 2014, and October 25, 2013, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $396.2 million and $369.0 million, respectively.  These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time should moderate the costs of debt financing.  When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective.  In fiscal 2010, the Company entered into interest rate swap agreements for the $175.0 million 2017 Notes.  The swap agreements exchanged the fixed interest rate of 6.625% for a variable interest rate.  In the second quarter of fiscal 2013, the swap agreements were terminated and the Company redeemed the 2017 Notes with the proceeds from the $175.0 million U.S. Term Loan.  The Company recorded a gain on the swap termination of $2.9 million in fiscal 2013. The gain is included in the Loss on Extinguishment of Debt in the Consolidated Statement of Operations.

Embedded Derivative Instruments

The Company’s embedded derivatives are the result of entering into sales or purchase contracts that are denominated in a currency other than the Company’s functional currency or the supplier’s or customer’s functional currency.

Net Investment Hedge

In July 2011, the Company entered into a Euro Term Loan for €125.0 million under the secured credit facility.  The Company designated the Euro Term Loan a hedge of the investment in a certain French business unit.  The foreign currency gain or loss that is effective as a hedge is reported as a component of other comprehensive income in shareholders’ equity.  To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings.  There has been no ineffectiveness since inception of the hedge. In the third fiscal quarter of 2014, the Company paid off the remaining balance of the Euro Term Loan. As a result, the Company recorded a net loss of $0.5 million on extinguishment of debt in fiscal 2014.

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at the end of fiscal 2014 and 2013 consisted of:

In Thousands	Classification	Fair Value
		2014	2013
Foreign Currency Forward Exchange Contracts:
	Other current assets	$1,052	$4,547
	Other assets	53	1,393
	Accrued liabilities	15,490	3,002
	Other liabilities	3,290	1,661

Embedded Derivative Instruments:
	Other current assets	$296	$59
	Other assets	2,055	647
	Accrued liabilities	15	344
	Other liabilities	-	-

The effect of derivative instruments on the Consolidated Statement of Operations for fiscal 2014 and 2013 consisted of:

Fair Value Hedges

We recognized the following gains (losses) on contracts designated as fair value hedges:

In Thousands	2014	2013

Interest rate swap contracts:
Gain (loss) recognized in interest expense	$-	$1,058
Gain (loss) recognized in loss on extinguishment of debt	$-	$2,918

Embedded derivatives:
Gain (loss) recognized in sales	$2,011	$835

Cash Flow Hedges

We recognized the following gains (losses) on contracts designated as cash flow hedges:

In Thousands	2014	2013

Foreign currency forward exchange contracts:
Gain (loss) recognized in AOCI (effective portion)	$(6,245)	$(3,007)
Gain (loss) reclassified from AOCI into sales	$(6,083)	$(1,025)

Net Investment Hedges

We recognized the following gains (losses) on contracts designated as net investment hedges:

In Thousands	2014	2013

Euro term loan:
Gain (loss) recognized in AOCI	$134	$(2,697)

During fiscal years 2014 and 2013, the Company recorded a loss of $6.4 million and a gain of $2.5 million on foreign currency forward exchange contracts that have not been designated as an accounting hedge, respectively.  These foreign currency exchange gains (losses) are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during fiscal years 2014 and 2013.  In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during fiscal years 2014 and 2013.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles.  The Company expects to reclassify approximately $10.9 million of net loss into earnings in fiscal year 2015.  The maximum duration of a foreign currency cash flow hedge contract at October 31, 2014, is 24 months.

NOTE 9:  Income Taxes

Income tax expense from continuing operations for each of the fiscal years consisted of:

In Thousands	2014	2013	2012

Current
U.S. Federal	$28,433	$27,584	$27,999
State	1,790	4,075	196
Foreign	28,944	24,044	20,821
	59,167	55,703	49,016

Deferred
U.S. Federal	(1,691)	(3,105)	(2,230)
State	(33)	(1,592)	793
Foreign	(13,169)	(17,115)	(19,763)
	(14,893)	(21,812)	(21,200)
Income tax expense	$44,274	$33,891	$27,816

U.S. and foreign components of earnings from continuing operations before income taxes for each of the fiscal years were:

In Thousands	2014	2013	2012

U.S.	$103,339	$100,859	$97,855
Foreign	107,495	105,756	44,155
Earnings from continuing operations before income taxes	$210,834	$206,615	$142,010

Primary components of the Company’s deferred tax assets (liabilities) at the end of the fiscal years resulted from temporary tax differences associated with the following:

In Thousands	2014	2013

Reserves and liabilities	$55,906	$60,397
NOL carryforwards	110	879
Tax credit carryforwards	31,082	29,862
Employee benefits	13,086	14,974
Retirement benefits	10,431	2,759
Non-qualified stock options	11,063	12,618
Hedging activities	5,091	-
Other	856	650
Total deferred tax assets	127,625	122,139

Depreciation and amortization	(15,925)	(18,969)
Intangibles and amortization	(136,116)	(173,524)
Deferred costs	(5,453)	(4,535)
Hedging activities	-	(22)
Other	(1,083)	(1,398)
Total deferred tax liabilities	(158,577)	(198,448)
Net deferred tax liabilities	$(30,952)	$(76,309)

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

The incremental tax benefit received by the Company upon exercise of non-qualified employee stock options was $7.1 million, $3.0 million, and $0.4 million in fiscal years 2014, 2013, and 2012, respectively.

A reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate for each of the fiscal years was as follows:

	2014	2013	2012

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	0.5%	0.6%	0.6%
Foreign taxes	-13.4%	-11.3%	-17.4%
Goodwill impairment	0.0%	0.6%	12.9%
Penalties	0.4%	1.7%	0.0%
Difference in foreign tax rates	1.4%	-0.7%	-1.1%
Domestic manufacturing deduction	-1.3%	-1.3%	-2.1%
Research & development credits	-2.5%	-3.4%	-3.4%
Net change in tax reserves	0.1%	-2.9%	0.5%
Valuation allowance	0.0%	0.0%	-1.0%
Change in foreign tax rates and laws	0.0%	-1.5%	-3.4%
Other, net	0.8%	-0.4%	-1.0%
Effective income tax rate	21.0%	16.4%	19.6%

No provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries, since such earnings are considered indefinitely reinvested. The amount of undistributed foreign earnings which are considered to be indefinitely reinvested at October 31, 2014, is approximately $555.4 million.  Furthermore, the Company determined it was not practical to estimate the deferred taxes on these earnings.  The amount of deferred income taxes is not practical to compute due to the complexity of the Company’s international holding company structure, layers of regulatory requirements that have to be evaluated to determine the amount of allowable dividends, numerous potential repatriation scenarios that could be created to facilitate the repatriation of earnings to the U.S., and the complexity of computing foreign tax credits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In Thousands

Unrecognized tax benefits as of October 25, 2013	$12,008
Unrecognized gross benefit change:
Gross increase due to prior period adjustments	183
Gross decrease due to prior period adjustments	(606)
Gross increase due to current period adjustments	868
Gross decrease due to a lapse with taxing authorities	(1,226)
Total change in unrecognized gross benefit	(781)
Unrecognized tax benefits as of October 31, 2014	$11,227

Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$10,816

Statement of operations:
Total amount of interest income (expense) included in income tax expense	$109

Recognized in the statement of financial position:
Total amount of accrued interest included in income taxes payable	$986

During the next 12 months, it is reasonably possible that approximately $3.3 million of previously unrecognized tax benefits related to operating losses and tax credits could decrease as a result of settlement of examinations and/or the expiration of statutes of limitations.  The Company recognizes interest related to unrecognized tax benefits in income tax expense.

The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Years No Longer
Tax Jurisdiction	Subject to Audit

U.S. Federal	2008 and prior
Canada	2006 and prior
France	2010 and prior
United Kingdom	2011 and prior

NOTE 10:  Debt

Long-term debt at the end of fiscal 2014 and 2013 consisted of the following:

In Thousands	2014	2013

U.S. credit facility	$100,000	$130,000
Euro Term Loan, due July 2016	-	24,847
U.S. Term Loan, due July 2016	161,875	170,625
7.00% Senior Notes, due August 2020	250,000	250,000
Government refundable advances	51,867	56,897
Obligation under capital leases	58,448	56,229
Other	304	540
	622,494	689,138
Less current maturities	12,774	21,279
Carrying amount of long-term debt	$609,720	$667,859

Long-term debt

In March 2011, the Company entered into a secured credit facility for $460 million made available through a group of banks.  The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates.  The credit facility expires in July 2016.  The interest rate ranges from LIBOR plus 1.50% to LIBOR plus 2.25%, depending on the leverage ratios at the time the funds are drawn.  At October 31, 2014, the Company had $100.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.50%, which is currently 1.66%.  An additional $59.8 million of unsecured foreign currency credit facilities have been extended by foreign banks for a total of $519.8 million available companywide.  Available credit under the above credit facilities was $387.9 million at fiscal 2014 year end, when reduced by outstanding borrowings of $100.0 million and letters of credit of $31.9 million. In June 2014, the Company amended the secured credit facility to increase the U.K. borrower sublimit and to permit additional borrowers under the revolving credit facility in order to give the Company greater flexibility on foreign borrowing.

In July 2011, the Company amended the secured credit facility to provide for a €125.0 million term loan (Euro Term Loan).  On June 30, 2014, the Company redeemed the €125.0 million Euro Term Loan.  In connection with the redemption, the Company wrote off $0.5 million in unamortized debt issuance costs as a loss on extinguishment of debt in the third fiscal quarter of 2014.

In April 2013, the Company amended the secured credit facility to provide for a $175.0 million term loan (U.S. Term Loan).  The interest rate on the U.S. Term Loan ranges from LIBOR plus 1.50% to LIBOR plus 2.25%, depending on the leverage ratios at the time the funds are drawn.  At October 31, 2014, the Company had $161.9 million outstanding under the U.S. Term Loan at an interest rate of LIBOR plus 1.50%, which is currently 1.66%.  The loan amortizes at 1.25% of the original principal balance quarterly through March 2016, with the remaining balance due in July 2016.

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

Based on quoted market prices, the fair value of the Company’s $250.0 million 2020 Notes was $266.9 million and $272.5 million as of October 31, 2014, and October 25, 2013, respectively.  The carrying amounts of the secured credit facility, and the U.S. Term Loan due 2016 approximate fair value.  The estimate of fair value for the 2020 Notes was based on Level 2 inputs as defined in the fair value hierarchy.

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation.  The repayment of this advance is based on year-over-year commercial aviation revenue growth at CMC beginning in 2014. Imputed interest on the advance was 4.6% at October 31, 2014.  The debt recognized was $51.9 million and $56.9 million as of October 31, 2014, and October 25, 2013, respectively.

Capital leases

In fiscal 2008, the Company entered into a land and building lease for a 216,000 square-foot manufacturing facility for an Avionics & Controls segment facility.  The land and building lease has a fixed term of 30 years.  The expected minimum lease payments include a 2% annual rent increase.  At October 31, 2014, the amount recorded as a capitalized lease obligation is $32.4 million.  The imputed interest rate is 9%.

In fiscal 2009, the Company amended the building lease for an Avionics & Controls facility to extend the term of the lease to 2027.  At October 31, 2014, the amount recorded as a capitalized lease obligation is $11.5 million.  The imputed interest rate is 6.4%.

In fiscal 2013, the Company amended the building lease for an Avionics & Controls facility to extend the term of the lease to 2022.  At October 31, 2014, the amount recorded as a capitalized lease obligation is $11.6 million.  The imputed interest rate is 4.5%.

As of October 31, 2014, aggregate annual maturities of long-term debt and future non-cancelable minimum lease payments under capital lease obligations were as follows:

In Thousands

Fiscal Year
2015	$16,626
2016	259,461
2017	5,411
2018	5,431
2019	5,521
2020 and thereafter	398,784
Total	691,234

Less: amount representing interest on capital leases	68,740
Total long-term debt	$622,494

A number of underlying agreements contain various covenant restrictions which include maintenance of net worth, payment of dividends, interest coverage, and limitations on additional borrowings.  The Company was in compliance with these covenants at October 31, 2014.

NOTE 11:  Commitments and Contingencies

Rental expense for operating leases for engineering, selling, administrative and manufacturing totaled $19,188,000, $17,996,000 and $17,603,000 in fiscal years 2014, 2013, and 2012, respectively.

At October 31, 2014, the Company’s rental commitments for noncancelable operating leases with a duration in excess of one year were as follows:

In Thousands

Fiscal Year
2015	$13,877
2016	11,098
2017	9,383
2018	7,180
2019	4,990
2020 and thereafter	10,678
Total	$57,206

The Company is subject to purchase obligations for goods and services.  The purchase obligations include amounts under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery.  As of October 31, 2014, the Company’s purchase obligations were as follows:

In Thousands		Less than	1‒3	4-5	After 5
	Total	1 year	years	years	years

Purchase obligations	$879,057	$819,692	$53,222	$5,950	$193

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

In connection with an acquisition, the Company recorded a $20 million liability due to certain non-income tax positions taken by the acquired company.  The statutory audit period lapses in the first fiscal quarter of 2015, and accordingly, it is possible that the company may recognize other income from the release of the loss liability of $14 million, after tax.

At the end of fiscal 2014 and fiscal 2013, the Company had a $1.5 million and $1.4 million liability, respectively, related to environmental remediation at a previously sold business for which the Company provided indemnification.

On March 5, 2014, the Company entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DTCC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations. The Consent Agreement settled the pending ITAR compliance matter with the DTCC previously reported by the Company that resulted from voluntary reports the Company filed with DTCC that disclosed possible technical and administrative violations of the ITAR. The Consent Agreement has a three-year term and provides for: (i) a payment of $20 million, $10 million of which is suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures; (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training.

The settlement amount in the Consent Agreement was consistent with the amount proposed by DTCC in August 2013, for which the Company estimated and recorded a $10 million charge in the fiscal quarter ended July 26, 2013. The $10 million portion of the settlement that is not subject to suspension will be paid in installments, with $4 million paid in March 2014, and $2 million to be paid in each of March 2015, 2016, and 2017. The Company expects some part of recent investments made in our ITAR compliance program will be eligible for credit against the suspended portion of the settlement amount, which include: additional staffing, ongoing implementation of a new software system, employee training, and establishment of a regular compliance audit program and corrective action process. The Company expects recent and future investments in remedial compliance measures will be sufficient to cover the $10 million suspended payment.

In September 2014, the Company agreed to acquire the aerospace and defense display business of Barco N.V.  The business designs and manufactures high-technology, harsh-environment displays and visualization solutions, holding positions in avionics, defense, air traffic control, and training and simulation markets.  The transaction is expected to close in January, contingent upon completion of certain French regulatory procedures, and other customary closing conditions.  The acquisition purchase price of €150 million, or approximately $187 million, will be funded primarily by international cash reserves.  The business will be included in our Avionics & Controls segment.

Approximately 591 U.S.-based employees or 13% of total U.S.-based employees were represented by various labor unions.  The Company’s European operations are subject to national trade union agreements and to local regulations governing employment.

NOTE 12:  Employee Stock Plans

The Company has three share-based compensation plans, which are described below.  The compensation cost that has been charged against income for those plans for fiscal 2014, 2013, and 2012 was $13.0 million, $9.6 million, and $9.5 million, respectively.  The total income tax benefit recognized in the income statement for the share-based compensation arrangement for fiscal 2014, 2013, and 2012 was $3.0 million, $3.0 million, and $2.9 million, respectively.

Employee Stock Purchase Plan

The Company offers an employee stock purchase plan to its employees.  The plan qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code.  Employees are eligible to participate through payroll deductions subject to certain limitations.

The plan is as a safe harbor design where shares are purchased by participants at 95% of the fair market value on the purchase date and, therefore, compensation cost is not recorded.  During fiscal 2014, employees purchased 19,807 shares at a fair market value price of $102.45 per share.  At the end of fiscal 2014, the Company had reserved 93,406 shares for issuance under its employee share-save scheme for U.K. employees, leaving a balance of 593,436 shares available for issuance in the future.  As of October 31, 2014, deductions aggregating $759,440 were accrued for the purchase of shares on December 15, 2014.

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

Under the employee share-save scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 29,242, 16,722 and 45,063 options in fiscal 2014, 2013, and 2012, respectively.  The weighted-average grant date fair value of options granted in fiscal 2014 was $27.03 per share.  During fiscal 2014, 7,923 options were exercised at a weighted average exercise price of $66.05.

The fair value of the awards under the employee share-save scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table.  The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect the time of grant.

	2014	2013	2012

Volatility	33.69%	36.97%	38.96%
Risk-free interest rate	0.73%	0.40%	0.38%
Expected life (years)	3	3	3
Dividends	0	0	0

Equity Incentive Plan

The Company also provides an equity incentive plan for officers and key employees.  At the end of fiscal 2014, the Company had 1,480,764 shares reserved for issuance to officers and key employees, of which 1,456,261 shares were available to be granted in the future.

The Board of Directors authorized the Compensation Committee to administer awards granted under the equity incentive plan and to establish the terms of such awards.  Awards under the equity incentive plan may be granted to eligible employees of the Company over the 10-year period ending March 5, 2023.  Options granted generally become exercisable ratably over a period of four years following the date of grant and expire on the tenth anniversary of the grant.  Option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The weighted-average grant date fair value of the options granted in fiscal 2014 and 2013 was $45.87 per share and $29.65 per share, respectively.

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

	2014	2013	2012

Volatility	41.87 - 43.17%	41.89 - 44.25%	41.62 - 44.29%
Risk-free interest rate	1.73 - 2.99%	0.79 - 1.88%	0.91 - 2.11%
Expected life (years)	5 - 9	4.5 - 9.5	4.5 - 9.5
Dividends	0	0	0

The following table summarizes the changes in outstanding options granted under the Company’s equity incentive plan:

	2014		2013		2012
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Subject to	Exercise	Subject to	Exercise	Subject to	Exercise
	Option	Price	Option	Price	Option	Price
Outstanding, beginning of year	1,831,738	$51.08	2,124,300	$46.18	1,825,300	$44.49
Granted	207,200	97.61	257,000	65.58	386,400	52.97
Exercised	(618,645)	45.16	(518,537)	37.89	(60,775)	36.52
Forfeited/cancelled	(43,500)	64.74	(31,025)	56.52	(26,625)	50.68
Outstanding, end of year	1,376,793	$60.31	1,831,738	$51.08	2,124,300	$46.18
Exercisable, end of year	754,443	$50.36	1,075,788	$45.65	1,258,900	$41.89

The aggregate intrinsic value of the option shares outstanding and exercisable at October 31, 2014, was $78.2 million and $50.4 million, respectively.

The number of option shares vested or that are expected to vest at October 31, 2014, was 1.3 million and the aggregate intrinsic value was $75.3 million.  The weighted average exercise price and weighted average remaining contractual term of option shares vested or that are expected to vest at October 31, 2014, was $59.67 and 6.1 years, respectively.  The weighted-average remaining contractual term of option shares currently exercisable is 4.9 years as of October 31, 2014.

The table below presents stock activity related to stock options exercised in fiscal 2014 and 2013:

In Thousands	2014	2013

Proceeds from stock options exercised	$29,359	$20,072
Tax benefits related to stock options exercised	$6,892	$2,961
Intrinsic value of stock options exercised	$34,965	$18,448

Total unrecognized compensation expense for stock options that have not vested as of October 31, 2014, is $7.4 million, which will be recognized over a weighted average period of 1.9 years.  The total fair value of option shares vested during the year ended October 31, 2014, was $8.2 million.

The following table summarizes information for stock options outstanding at October 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Shares	Life (years)	Price	Shares	Price

$ 29.86 - 40.00	118,093	3.4	$33.82	118,093	$33.82
40.01 - 50.00	196,675	4.5	41.71	196,675	41.71
50.01 - 52.00	242,000	6.5	51.06	109,600	51.05
52.01 - 65.00	426,850	5.4	59.75	278,550	59.16
65.01 - 80.00	182,475	7.8	69.10	48,950	71.79
80.01 - 118.32	210,700	9.2	96.63	2,575	81.76

The Company granted 77,975 and 55,280 restricted stock units (RSUs) during fiscal 2014 and fiscal 2013, respectively.  The fair value of each RSU granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.  RSUs granted generally have a three-year cliff vesting schedule.

The following table summarizes the changes in RSUs granted under the Company’s equity incentive plans:

	2014		2013
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Non-vested, beginning of year	54,880	$70.26	-	$-
Granted	77,975	84.65	55,280	70.23
Vested	(27,284)	73.57	-	-
Forfeited/cancelled	(1,600)	81.09	(400)	66.55
Non-vested, end of year	103,971	$80.01	54,880	$70.26

Total unrecognized compensation expense for RSUs that have not vested as of October 31, 2014, is $4.3 million, which will be recognized over a weighted average period of 1.7 years.

The table below presents stock activity related to restricted stock units vested in fiscal 2014 and 2013:

In Thousands	2014	2013

Tax benefits related to restricted stock units vested	$198	$-
Intrinsic value of restricted stock units vested	$3,153	$-

NOTE 13:  Shareholder’s Equity

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value).  At the end of fiscal 2014, there were no shares of preferred stock or serial preferred stock outstanding.

Changes in outstanding common shares are summarized as follows:

	2014	2013

Balance, beginning of year	31,441,949	30,869,390
Shares issued under share-based compensation plans	681,768	572,559
Shares issued	32,123,717	31,441,949
Treasury stock purchased	(269,228)	-
Balance, end of year	31,854,489	31,441,949

On June 19, 2014, the Company’s board of directors approved the share repurchase program.  Under the program, the Company is authorized to repurchase up to $200 million of outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  Repurchases may be made in the open market or through private transactions, in accordance with SEC requirements.  The Company may enter into a Rule 10(b)5-1 plan designed to facilitate the repurchase of all or a portion of the repurchase amount.  The program does not require the Company to acquire a specific number of shares.  Common stock repurchased can be reissued, and accordingly, the Company accounts for repurchased stock under the cost method of accounting.

We purchased the following shares of common stock in fiscal 2014 under the above described repurchase plan:

In Thousands, Except Shares Amounts	Shares	Amount

First quarter	-	$-
Second quarter	-	-
Third quarter	45,979	5,176
Fourth quarter	223,249	25,086
Total	269,228	$30,262

The components of Accumulated Other Comprehensive Loss:

In Thousands	2014	2013

Unrealized gain (loss) on derivative contracts	$(14,179)	$(1,851)
Tax effect	3,890	355
	(10,289)	(1,496)

Pension and post-retirement obligations	(90,225)	(84,215)
Tax effect	30,072	28,030
	(60,153)	(56,185)

Currency translation adjustment	(61,135)	35,397
Accumulated other comprehensive loss	$(131,577)	$(22,284)

NOTE 14:  Acquisitions

On December 20, 2013, the Company acquired Sunbank Family of Companies, LLC (Sunbank) for $51.7 million.  The purchase price included $5 million in additional contingent consideration based upon achievement of certain sales levels over a two-year period.  Sunbank is a manufacturer of electrical cable accessories, connectors and flexible conduit systems.  Sunbank is included in the Sensors & Systems segment.

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

NOTE 15:  Restructuring

On December 5, 2013, the Company announced the acceleration of its plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions.  These integration activities are expected to result in charges and expenses of approximately $35 million in fiscal 2014 and 2015.  The costs are mainly for exit and relocation of facilities, losses on the write off of certain property, plant and equipment, and severance.  In fiscal 2014, restructuring expense totaled $20.4 million, as more fully described in the following table.

In Thousands		Write Off of
	Exit &	Property,
	Relocation	Plant &
	of Facilities	Equipment	Severance	Total

Cost of sales	$6,529	$217	$-	$6,746
Restructuring charges	5,346	2,585	5,711	13,642
Total	$11,875	$2,802	$5,711	$20,388

The Company has recorded an accrued liability of $7.1 million for these activities as of the end of fiscal 2014:

In Thousands	Accrued
Liabilities

Beginning Balance as of October 25, 2013	$-
Amounts accrued and incurred	20,388
Amounts paid	(10,500)
Write-off	(2,585)
Currency translation adjustment	(200)
Ending Balance as of October 31, 2014	$7,103

NOTE 16:  Discontinued Operations

On September 3, 2014, the Company’s board of directors approved the plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; and a small distribution business. These businesses were not separate reporting units as defined under U.S. GAAP and no indicator of impairment existed at August 1, 2014, requiring an impairment test of their corresponding reporting units’ goodwill or these businesses’ long-lived assets.  For fiscal 2014, these businesses are reported as discontinued operations.  Based upon the estimated fair values, we incurred an estimated after-tax loss of $49.5 million in the fourth fiscal quarter of 2014 on the assets held for sale in discontinued operations.  Principle assumptions used in measuring the estimated after-tax loss included estimated selling price of the discontinued business, discount rates, industry growth rates, and pricing of comparable transactions in the market.

The Company recorded a liability related to environmental remediation at a previously sold business for which the Company provided indemnification of $0.8 million in fiscal 2014, and $2.0 million in fiscal 2013.  A loss of $0.5 million, net of tax, in fiscal 2014 and a loss of $1.3 million, net of tax, in fiscal 2013, are reflected in discontinued operations.

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

2014
Net Sales	$33,749	$22,479	$25,886	$-	$82,114

Operating earnings (loss)	(7,082)	(181)	(11,637)	(845)	(19,745)
Loss on net assets held for sale	(18,489)	(12,675)	(18,308)	-	(49,472)
Tax expense (benefit)	(2,493)	(523)	(2,316)	(296)	(5,628)
Income (loss) from discontinued operations	$(23,078)	$(12,333)	$(27,629)	$(549)	$(63,589)

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

2013
Net Sales	$31,883	$25,599	$23,495	$-	$80,977

Operating earnings (loss)	(7,912)	1,566	(2,420)	(2,000)	(10,766)
Tax expense (benefit)	(3,180)	689	(1,315)	(700)	(4,506)
Income (loss) from discontinued operations	$(4,732)	$877	$(1,105)	$(1,300)	$(6,260)

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

2012
Net Sales	$66,900	$29,017	$18,580	$-	$114,497

Operating earnings (loss)	9,842	1,387	(9,706)	-	1,523
Tax expense (benefit)	3,391	385	(1,634)	-	2,142
Income (loss) from discontinued operations	$6,451	$1,002	$(8,072)	$-	$(619)

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at October 31, 2014, are comprised of the following:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Total

Accounts receivable, net	$5,154	$3,752	$2,106	$11,012
Inventories	12,646	7,972	5,258	25,876
Prepaid expenses	408	86	335	829
Deferred income tax benefits	671	680	-	1,351
Income tax refundable	-	-	2,378	2,378
Current Assets of Businesses Held for Sale	$18,879	$12,490	$10,077	$41,446

Net Property, plant and equipment	$4,949	$4,105	$19,839	$28,893
Intangibles, net	22,228	10,659	8,327	41,214
Deferred income tax benefits	-	(30)	-	(30)
Other assets	-	-	1,600	1,600
Non-Current Assets of Businesses Held for Sale	$27,177	$14,734	$29,766	$71,677

Accounts payable	$2,194	$873	$6,326	$9,393
Accrued liabilities	1,765	1,008	2,025	4,798
Current Liabilities of Businesses Held for Sale	$3,959	$1,881	$8,351	$14,191

Deferred income tax liabilities	$11,084	$6,243	$1,537	$18,864
Other liabilities	-	-	12	12
Non-Current Liabilities of Businesses Held for Sale	$11,084	$6,243	$1,549	$18,876

Net Assets of Businesses Held for Sale	$31,013	$19,100	$29,943	$80,056

NOTE 17:  Business Segment Information

The Company’s businesses are organized and managed in three reporting segments: Avionics & Controls, Sensors & Systems and Advanced Materials.  Operating segments within each reporting segment are aggregated.  Operations within the Avionics & Controls segment focus on integrated cockpit systems, technology interface systems for commercial and military aircraft, and similar devices for land- and sea-based military vehicles, secure communication systems, military audio and data products, specialized medical equipment and other industrial applications.  Sensors & Systems includes operations that produce high-precision temperature and pressure sensors, electrical power switching, electrical interconnection systems, and other related systems principally for aerospace and defense customers.  The Advanced Materials segment focuses on thermally engineered components for critical aerospace applications, high-performance elastomer products used in a wide range of commercial aerospace and military applications, and combustible ordnance and warfare countermeasure devices.  All segments include sales to domestic, international, defense and commercial customers.

Geographic sales information is based on product origin.  The Company evaluates these segments based on segment profits prior to net interest, other income/expense, corporate expenses and federal/foreign income taxes.

Details of the Company’s operations by business segment for the last three fiscal years were as follows:

In Thousands	2014	2013	2012
Sales
Avionics & Controls	$788,536	$739,774	$723,115
Sensors & Systems	771,369	676,331	673,377
Advanced Materials	491,264	472,672	481,329
	$2,051,169	$1,888,777	$1,877,821

Earnings from Continuing Operations
Avionics & Controls (1)	$121,185	$111,144	$45,075
Sensors & Systems	86,101	88,130	69,503
Advanced Materials	104,833	109,556	103,243
Segment Earnings	312,119	308,830	217,821

Corporate expense	(68,297)	(62,166)	(43,201)
Gain on settlement of contingency	-	-	11,891
Other income	-	-	1,263
Interest income	555	535	463
Interest expense	(33,010)	(39,638)	(46,227)
Loss on extinguishment of debt	(533)	(946)	-
	$210,834	$206,615	$142,010

In Thousands	2014	2013	2012
Identifiable Assets
Avionics & Controls	$1,125,850	$1,275,514	$1,261,300
Sensors & Systems	1,240,153	1,282,219	1,204,073
Advanced Materials	498,984	560,681	558,058
Discontinued Operations	212,712	-	-
Corporate (2)	115,768	143,698	203,686
	$3,193,467	$3,262,112	$3,227,117

Capital Expenditures
Avionics & Controls (3)	$9,338	$13,777	$12,138
Sensors & Systems	21,070	21,436	18,570
Advanced Materials (4)	13,629	18,183	14,594
Discontinued Operations	1,173	1,758	2,625
Corporate	468	181	1,519
	$45,678	$55,335	$49,446

Depreciation and Amortization
Avionics & Controls	$36,330	$35,559	$32,721
Sensors & Systems	43,507	40,033	38,205
Advanced Materials	20,217	20,031	20,289
Discontinued Operations	13,862	13,659	13,880
Corporate	2,111	2,850	2,697
	$116,027	$112,132	$107,792

[1]	Fiscal 2013 includes a $3.5 million impairment charge against Racal Acoustics’ goodwill and fiscal 2012 includes a $52.2 million impairment charge against Racal Acoustics’ goodwill.
[2]	Primarily cash and deferred tax assets (see Note 9).
[3]	Excludes capital expenditures accounted for as a capitalized lease obligation of $11,691 in fiscal 2013.
[4]	Excludes capital expenditures accounted for as a capitalized lease obligation of $2,753 in fiscal 2014.

The Company’s operations by geographic area for the last three fiscal years were as follows:

In Thousands	2014	2013	2012
Sales [1]
Domestic
Unaffiliated customers - U.S.	$782,320	$755,076	$740,835
Unaffiliated customers - export	221,678	182,140	195,717
Intercompany	32,515	31,202	35,725
	1,036,513	968,418	972,277
Canada
Unaffiliated customers	231,937	232,890	245,353
Intercompany	7,544	6,554	2,844
	239,481	239,444	248,197
France
Unaffiliated customers	460,836	423,774	410,766
Intercompany	60,763	39,745	41,454
	521,599	463,519	452,220
United Kingdom
Unaffiliated customers	266,570	223,735	217,118
Intercompany	22,846	26,402	19,305
	289,416	250,137	236,423
All other Foreign
Unaffiliated customers	87,828	71,162	68,032
Intercompany	42,686	44,829	37,683
	130,514	115,991	105,715

Eliminations	(166,354)	(148,732)	(137,011)
	$2,051,169	$1,888,777	$1,877,821

In Thousands	2014	2013	2012
Segment Earnings [2]
Domestic	$179,565	$175,332	$161,465
Canada	33,599	42,963	33,128
France	50,750	49,042	33,152
United Kingdom	38,686	31,380	(19,539)
All other foreign	9,519	10,113	9,615
	$312,119	$308,830	$217,821

Identifiable Assets [3]
Domestic	$1,028,879	$1,020,952	$1,015,994
Canada	514,520	533,559	576,053
France	839,467	918,592	836,578
United Kingdom	555,620	515,090	477,214
All other foreign	139,213	130,221	117,592
	$3,077,699	$3,118,414	$3,023,431

[1]	Based on country from which the sale originated and the sale was recorded.
[2]	Before corporate expense, shown on page 74.
[3]	Excludes corporate, shown on page 74.

The Company’s foreign operations consist of manufacturing facilities located in Canada, China, the Dominican Republic, France, Germany, India, Mexico, Morocco, and the United Kingdom, and include sales and service operations located in Brazil, China, Japan, and Singapore.  Intercompany sales are at prices comparable with sales to unaffiliated customers.  U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 14.7% and 1.7%, respectively, in fiscal 2014 and 4.0% of consolidated sales.  In fiscal 2013, the U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 19.6% and 3.1%, respectively, and 6.0% of consolidated sales.  In fiscal 2012, the U.S.

government sales as a percent of Advanced Materials and Avionics & Controls sales were 19.4% and 5.4%, respectively, and 7.0% of consolidated sales.

Product lines contributing sales of 10% or more of total sales in any of the last three fiscal years were as follows:

	2014	2013	2012

Connectors	18%	16%	16%
Avionics	10%	11%	11%

NOTE 18:  Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly financial information:

In Thousands, Except Per Share Amounts

Fiscal Year 2014	Fourth	Third	Second	First

Net sales	$548,059	$506,309	$510,861	$485,940
Gross profit	193,577	177,087	179,225	170,735

Earnings from continuing operations	51,632	39,837	40,595	33,943
Loss from discontinued operations	(55,104)	(929)	(3,691)	(3,865)
Net earnings	$(3,472)	$38,908	$36,904	$30,078

Earnings (loss) per share - basic
Continuing operations	$1.62	$1.25	$1.28	$1.07
Discontinued operations	(1.73)	(0.03)	(0.12)	(0.12)
Earnings (loss) per share - basic [1]	$(0.11)	$1.22	$1.16	$0.95

Earnings (loss) per share - diluted
Continuing operations	$1.62	$1.22	$1.25	$1.05
Discontinued operations	(1.73)	(0.03)	(0.11)	(0.12)
Earnings (loss) per share - diluted [1,6]	$(0.11)	$1.19	$1.14	$0.93

Fiscal Year 2013	Fourth	Third	Second	First

Net sales	$513,667	$463,613	$475,870	$435,627
Gross profit	199,835	175,600	175,923	153,351

Earnings from continuing operations [2,3,4,5]	66,843	41,419	36,183	26,549
Loss from discontinued operations	(980)	(3,181)	(661)	(1,438)
Net earnings	$65,863	$38,238	$35,522	$25,111

Earnings (loss) per share - basic
Continuing operations	$2.13	$1.32	$1.16	$0.86
Discontinued operations	(0.03)	(0.10)	(0.02)	(0.05)
Earnings (loss) per share - basic [1]	$2.10	$1.22	$1.14	$0.81

Earnings (loss) per share - diluted
Continuing operations	$2.09	$1.30	$1.14	$0.85
Discontinued operations	(0.03)	(0.10)	(0.02)	(0.05)
Earnings (loss) per share - diluted [1]	$2.06	$1.20	$1.12	$0.80

[1]

The sum of the quarterly per share amounts may not equal per shares amounts reported for year-to-date periods.  This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

[2]	Included $8.2 million of income tax benefits related to the favorable resolution of certain tax matters in the third quarter.
[3]	Included a $3.5 million goodwill impairment charge related to Racal Acoustics in the third quarter.
[4]	Included a $10.0 million charge related to our pending matter with the DDTC in the third quarter.
[5]	Included $3.7 million of income tax benefits related to the favorable resolution of certain tax matters in the first quarter.
[6]	Diluted shares is equal of basic shares in the fourth fiscal quarter of 2014.

NOTE 19:  Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for fiscal 2014, 2013, and 2012 for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the current subsidiary guarantors (Guarantor Subsidiaries) of the secured credit facility, 2017 Notes (for periods prior to the ending of the fiscal quarter ended April 26, 2013), and 2020 Notes; and (c) on a combined basis, the subsidiaries that are not guarantors of the secured credit facility, 2017 Notes (for periods prior to the ending of the fiscal quarter ended April 26, 2013), and 2020 Notes (Non-Guarantor Subsidiaries).  The Guarantor Subsidiaries previously guaranteed the Senior Subordinated Notes due 2013 that were repurchased or otherwise redeemed in August 2010.  The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the secured credit facility, 2017 Notes (for periods prior to the ending of the fiscal quarter ended April 26, 2013), and the 2020 Notes.

Condensed Consolidating Balance Sheet as of October 31, 2014

In Thousands			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current Assets
Cash and cash equivalents	$14,634	$3,454	$220,056	$-	$238,144
Cash in escrow	-	-	-	-	-
Accounts receivable, net	610	143,158	236,121	-	379,889
Inventories	-	188,982	244,613	-	433,595
Income tax refundable	-	-	5,266	-	5,266
Deferred income tax benefits	31,486	(1,191)	18,384	-	48,679
Prepaid expenses	147	6,703	13,486	-	20,336
Other current assets	80	114	1,955	-	2,149
Current assets of businesses held for sale	-	26,800	14,646	-	41,446
Total Current Assets	46,957	368,020	754,527	-	1,169,504

Property, Plant & Equipment, Net	1,489	158,089	159,764	-	319,342
Goodwill	-	347,700	724,086	-	1,071,786
Intangibles, net	-	106,164	365,213	-	471,377
Debt issuance costs, net	4,134	-	161	-	4,295
Deferred income tax benefits	20,455	30	50,822	-	71,307
Other assets	130	7,502	6,547	-	14,179
Non-current assets of businesses held for sale	-	40,737	30,940	-	71,677
Amounts Due From (To) Subsidiaries	-	797,342	-	(797,342)	-
Investment in Subsidiaries	3,307,454	1,127,237	20,768	(4,455,459)	-
Total Assets	$3,380,619	$2,952,821	$2,112,828	$(5,252,801)	$3,193,467

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,751	$36,905	$76,628	$-	$115,284
Accrued liabilities	20,178	93,168	149,190	-	262,536
Current maturities of long-term debt	8,750	349	3,675	-	12,774
Deferred income tax liabilities	76	8	1,689	-	1,773
Federal and foreign income taxes	(2,282)	(2,643)	6,496	-	1,571
Current liabilities of businesses held for sale	-	4,010	10,181	-	14,191
Total Current Liabilities	28,473	131,797	247,859	-	408,129

Credit Facilities	100,000	-	-	-	100,000
Long-Term Debt, Net	403,125	55,176	51,419	-	509,720
Deferred Income Tax Liabilities	58,615	(17,333)	107,883	-	149,165
Pension and Post-Retirement Obligations	18,683	1,226	42,784	-	62,693
Other Liabilities	16,762	3,944	26,178	-	46,884
Non-current liabilities of businesses held for sale	-	17,327	1,549	-	18,876
Amounts Due To (From) Subsidiaries	856,961	-	456,861	(1,313,822)	-
Shareholders' Equity	1,898,000	2,760,684	1,178,295	(3,938,979)	1,898,000
Total Liabilities and Shareholders' Equity	$3,380,619	$2,952,821	$2,112,828	$(5,252,801)	$3,193,467

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2014

In Thousands			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$-	$970,376	$1,086,313	$(5,520)	$2,051,169
Cost of sales	-	617,881	718,184	(5,520)	1,330,545
	-	352,495	368,129	-	720,624
Expenses
Selling, general and administrative	-	146,474	217,785	-	364,259
Research, development & engineering	-	45,965	52,936	-	98,901
Restructuring charges	-	9,637	4,005	-	13,642
Gain on sale of product line	-	-	-	-	-
Gain on settlement of contingency	-	-	-	-	-
Goodwill impairment	-	-	-	-	-
Other (income) expense	-	-	-	-	-
Total Expenses	-	202,076	274,726	-	476,802

Operating Earnings from Continuing Operations	-	150,419	93,403	-	243,822
Interest Income	(15,486)	(9,240)	(55,840)	80,011	(555)
Interest Expense	24,190	28,959	59,872	(80,011)	33,010
Loss on Extinguishment of Debt	-	-	533	-	533
Earnings (Loss) from Continuing Operations Before Income Taxes	(8,704)	130,700	88,838	-	210,834
Income Tax Expense (Benefit)	(1,894)	27,922	18,246	-	44,274
Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	(6,810)	102,778	70,592	-	166,560
Earnings Attributable to Noncontrolling Interests	-	-	(553)	-	(553)
Earnings (Loss) from Continuing Operations Attributable to Esterline, Net of Tax	(6,810)	102,778	70,039	-	166,007
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(719)	(34,636)	(28,234)	-	(63,589)
Equity in Net Earnings of Consolidated Subsidiaries	109,947	189	(301)	(109,835)	-

Net Earnings (Loss) Attributable to Esterline	$102,418	$68,331	$41,504	$(109,835)	$102,418

Comprehensive Income (Loss)
Net earnings (loss)	$102,418	$68,331	$41,504	$(109,835)	$102,418
Change in fair value of derivative financial instruments, net of tax	-	-	(8,793)	-	(8,793)
Change in pension and post-retirement obligations, net of tax	(4,915)	-	947	-	(3,968)
Foreign currency translation adjustment	(96,532)	(1,504)	(77,029)	78,533	(96,532)
Comprehensive Income (Loss)	$971	$66,827	$(43,371)	$(31,302)	$(6,875)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2014

In Thousands			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$102,971	$68,331	$41,504	$(109,835)	$102,971
Depreciation & amortization	-	47,633	68,394	-	116,027
Deferred income taxes	(5,274)	(4)	(9,615)	-	(14,893)
Share-based compensation	-	5,706	7,338	-	13,044
Loss (gain) on disposal of capital assets	-	2,580	594	-	3,174
Gain on settlement of contingency	-	-	-	-	-
Goodwill impairment	-	-	-	-	-
Loss on assets held for sale	-	31,164	18,308	-	49,472
Working capital changes, net of effect of acquisitions:
Accounts receivable	(294)	8,820	(25,901)	-	(17,375)
Inventories	-	(7,858)	(13,633)	-	(21,491)
Prepaid expenses	(30)	(1,030)	(2,177)	-	(3,237)
Other current assets	6	1	1,002	-	1,009
Accounts payable	37	4,186	(2,882)	-	1,341
Accrued liabilities	(950)	8,613	5,798	-	13,461
Federal and foreign income taxes	(4,690)	27,794	(34,279)	-	(11,175)
Other liabilities	(5,951)	608	(8,509)	-	(13,852)
Other, net	(14,802)	(11,531)	24,221	-	(2,112)
	71,023	185,013	70,163	(109,835)	216,364

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(331)	(16,674)	(28,673)	-	(45,678)
Proceeds from sale of capital assets	-	427	145	-	572
Acquisition of business, net of cash acquired	-	(44,745)	-	-	(44,745)
	(331)	(60,992)	(28,528)	-	(89,851)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2014

In Thousands			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	31,215	-	-	-	31,215
Excess tax benefits from stock option exercises	7,090	-	-	-	7,090
Shares repurchased	(30,262)	-	-	-	(30,262)
Repayment of long-term credit facilities	(55,000)	-	-	-	(55,000)
Repayment of long-term debt	(8,750)	(390)	(26,670)	-	(35,810)
Proceeds from issuance of long-term credit facilities	25,000	-	-	-	25,000
Proceeds from government assistance	-	-	3,337	-	3,337
Dividends paid to noncontrolling interests	-	-	(778)	-	(778)
Debt and other issuance costs	-	-	-	-	-
Net change in intercompany financing	(33,112)	(125,071)	48,348	109,835	-
	(63,819)	(125,461)	24,237	109,835	(55,208)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(65)	18	(12,292)	-	(12,339)

Net Increase (Decrease) in Cash and Cash Equivalents	6,808	(1,422)	53,580	-	58,966
Cash and Cash Equivalents - Beginning of Period	7,826	4,876	166,476	-	179,178

Cash and Cash Equivalents - End of Period	$14,634	$3,454	$220,056	$-	$238,144

Condensed Consolidating Balance Sheet as of October 25, 2013

In Thousands			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current Assets
Cash and cash equivalents	$7,826	$4,876	$166,476	$-	$179,178
Cash in escrow	4,018	-	-	-	4,018
Accounts receivable, net	316	154,492	228,858	-	383,666
Inventories	-	190,830	256,833	-	447,663
Income tax refundable	-	6,526	-	-	6,526
Deferred income tax benefits	26,731	171	20,375	-	47,277
Prepaid expenses	117	5,510	12,556	-	18,183
Other current assets	86	115	5,003	-	5,204
Current assets of businesses held for sale	-	-	-	-	-
Total Current Assets	39,094	362,520	690,101	-	1,091,715

Property, Plant & Equipment, Net	1,754	175,402	194,041	-	371,197
Goodwill	-	344,995	783,982	-	1,128,977
Intangibles, net	-	144,222	436,727	-	580,949
Debt issuance costs, net	5,252	-	959	-	6,211
Deferred income tax benefits	16,782	-	55,058	-	71,840
Other assets	18	3,692	7,513	-	11,223
Non-current assets of businesses held for sale	-	-	-	-	-
Amounts Due From (To) Subsidiaries	-	549,307	-	(549,307)	-
Investment in Subsidiaries	2,588,478	979,123	349,104	(3,916,705)	-
Total Assets	$2,651,378	$2,559,261	$2,517,485	$(4,466,012)	$3,262,112

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,714	$29,064	$92,819	$-	$123,597
Accrued liabilities	21,652	87,826	144,083	-	253,561
Current maturities of long-term debt	8,750	237	12,292	-	21,279
Deferred income tax liabilities	568	24	1,715	-	2,307
Federal and foreign income taxes	2,408	(27,399)	32,339	-	7,348
Current liabilities of businesses held for sale	-	-	-	-	-
Total Current Liabilities	35,092	89,752	283,248	-	408,092

Credit Facilities	130,000	-	-	-	130,000
Long-Term Debt, Net	411,875	55,562	70,422	-	537,859
Deferred Income Tax Liabilities	57,757	(7)	135,369	-	193,119
Pension and Post-Retirement Obligations	17,500	618	49,984	-	68,102
Other Liabilities	12,298	194	27,696	-	40,188
Non-current liabilities of businesses held for sale	-	-	-	-	-
Amounts Due To (From) Subsidiaries	102,104	-	405,018	(507,122)	-
Shareholders' Equity	1,884,752	2,413,142	1,545,748	(3,958,890)	1,884,752
Total Liabilities and Shareholders' Equity	$2,651,378	$2,559,261	$2,517,485	$(4,466,012)	$3,262,112

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 25, 2013

In Thousands			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$-	$912,572	$980,512	$(4,307)	$1,888,777
Cost of sales	-	567,432	620,943	(4,307)	1,184,068
	-	345,140	359,569	-	704,709
Expenses
Selling, general and administrative	-	147,893	218,748	-	366,641
Research, development & engineering	-	46,999	43,215	-	90,214
Restructuring charges	-	-	-	-	-
Gain on sale of product line	-	(2,264)	-	-	(2,264)
Gain on settlement of contingency	-	-	-	-	-
Goodwill impairment	-	-	3,454	-	3,454
Other (income) expense	-	-	-	-	-
Total Expenses	-	192,628	265,417	-	458,045

Operating Earnings from Continuing Operations	-	152,512	94,152	-	246,664
Interest Income	(15,639)	(7,704)	(54,602)	77,410	(535)
Interest Expense	30,050	26,868	60,130	(77,410)	39,638
Loss on Extinguishment of Debt	946	-	-	-	946
Earnings (Loss) from Continuing Operations Before Income Taxes	(15,357)	133,348	88,624	-	206,615
Income Tax Expense (Benefit)	(3,320)	27,312	9,899	-	33,891
Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	(12,037)	106,036	78,725	-	172,724
Earnings Attributable to Noncontrolling Interests	-	-	(1,730)	-	(1,730)
Earnings (Loss) from Continuing Operations Attributable to Esterline, Net of Tax	(12,037)	106,036	76,995	-	170,994
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(1,300)	(2,685)	(2,275)	-	(6,260)
Equity in Net Earnings of Consolidated Subsidiaries	178,071	1,697	3,705	(183,473)	-

Net Earnings (Loss) Attributable to Esterline	$164,734	$105,048	$78,425	$(183,473)	$164,734

Comprehensive Income (Loss)
Net earnings (loss)	$164,734	$105,048	$78,425	$(183,473)	$164,734
Change in fair value of derivative financial instruments, net of tax	-	-	(3,119)	-	(3,119)
Change in pension and post-retirement obligations, net of tax	36,669	-	6,325	-	42,994
Foreign currency translation adjustment	23,125	100	40,442	(40,542)	23,125
Comprehensive Income (Loss)	$224,528	$105,148	$122,073	$(224,015)	$227,734

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 25, 2013

In Thousands			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$166,464	$105,048	$78,425	$(183,473)	$166,464
Depreciation & amortization	-	43,539	68,593	-	112,132
Deferred income taxes	8,274	(11,067)	(19,019)	-	(21,812)
Share-based compensation	-	4,163	5,412	-	9,575
Loss (gain) on disposal of capital assets	-	(1,013)	(1,290)	-	(2,303)
Gain on settlement of contingency	-	-	-	-	-
Goodwill impairment	-	-	3,454	-	3,454
Loss on assets held for sale	-	-	-	-	-
Working capital changes, net of effect of acquisitions:
Accounts receivable	(135)	(4,976)	10,126	-	5,015
Inventories	-	(16,652)	(11,665)	-	(28,317)
Prepaid expenses	(41)	1,775	1,870	-	3,604
Other current assets	1,332	437	(3,327)	-	(1,558)
Accounts payable	(230)	362	8,876	-	9,008
Accrued liabilities	5,955	6,725	(15,800)	-	(3,120)
Federal and foreign income taxes	4,445	(10,800)	9,534	-	3,179
Other liabilities	3,271	(185)	(10,688)	-	(7,602)
Other, net	(89)	2,329	813	-	3,053
	189,246	119,685	125,314	(183,473)	250,772

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(105)	(15,937)	(39,293)	-	(55,335)
Proceeds from sale of capital assets	-	1,013	1,290	-	2,303
Acquisition of business, net of cash acquired	-	-	(40,689)	-	(40,689)
	(105)	(14,924)	(78,692)	-	(93,721)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 25, 2013

In Thousands			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	22,854	-	-	-	22,854
Excess tax benefits from stock option exercises	2,961	-	-	-	2,961
Shares repurchased					-
Repayment of long-term credit facilities	(110,000)	-	-	-	(110,000)
Repayment of long-term debt	(179,375)	(326)	(55,727)	-	(235,428)
Proceeds from issuance of long-term credit facilities	175,000	-	-	-	175,000
Proceeds from government assistance	-	-	5,092	-	5,092
Dividends paid to noncontrolling interests	-	-	(1,048)	-	(1,048)
Debt and other issuance costs	(454)	-	-	-	(454)
Net change in intercompany financing	(109,094)	(100,893)	26,514	183,473	-
	(198,108)	(101,219)	(25,169)	183,473	(141,023)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	23	10	2,442	-	2,475

Net Increase (Decrease) in Cash and Cash Equivalents	(8,944)	3,552	23,895	-	18,503
Cash and Cash Equivalents - Beginning of Period	16,770	1,324	142,581	-	160,675

Cash and Cash Equivalents - End of Period	$7,826	$4,876	$166,476	$-	$179,178

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 26, 2012

In Thousands			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$-	$846,062	$1,035,764	$(4,005)	$1,877,821
Cost of sales	-	530,401	673,537	(4,005)	1,199,933
	-	315,661	362,227	-	677,888
Expenses
Selling, general and administrative	-	127,022	223,200	-	350,222
Research, development & engineering	-	45,506	55,371	-	100,877
Restructuring charges	-	-	-	-	-
Gain on sale of product line	-	-	-	-	-
Gain on settlement of contingency	-	-	(11,891)	-	(11,891)
Goodwill impairment	-	-	52,169	-	52,169
Other (income) expense	-	-	(1,263)	-	(1,263)
Total Expenses	-	172,528	317,586	-	490,114

Operating Earnings from Continuing Operations	-	143,133	44,641	-	187,774
Interest Income	(14,178)	(16,141)	(60,297)	90,153	(463)
Interest Expense	34,948	27,210	74,222	(90,153)	46,227
Loss on Extinguishment of Debt	-	-	-	-	-
Earnings (Loss) from Continuing Operations Before Income Taxes	(20,770)	132,064	30,716	-	142,010
Income Tax Expense (Benefit)	(5,591)	28,711	4,696	-	27,816
Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	(15,179)	103,353	26,020	-	114,194
Earnings Attributable to Noncontrolling Interests	-	-	(1,040)	-	(1,040)
Earnings (Loss) from Continuing Operations Attributable to Esterline, Net of Tax	(15,179)	103,353	24,980	-	113,154
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	-	6,977	(7,596)	-	(619)
Equity in Net Earnings of Consolidated Subsidiaries	127,714	17,659	(145)	(145,228)	-

Net Earnings (Loss) Attributable to Esterline	$112,535	$127,989	$17,239	$(145,228)	$112,535

Comprehensive Income (Loss)
Net earnings (loss)	$112,535	$127,989	$17,239	$(145,228)	$112,535
Change in fair value of derivative financial instruments, net of tax	-	-	(2,399)	-	(2,399)
Change in pension and post-retirement obligations, net of tax	(15,727)	-	(7,981)	-	(23,708)
Foreign currency translation adjustment	(56,365)	172	(58,746)	58,574	(56,365)
Comprehensive Income (Loss)	$40,443	$128,161	$(51,887)	$(86,654)	$30,063

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 26, 2012

In Thousands			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$113,575	$127,989	$17,239	$(145,228)	$113,575
Depreciation & amortization	-	39,405	68,387	-	107,792
Deferred income taxes	18,013	(16,390)	(22,823)	-	(21,200)
Share-based compensation	-	4,246	5,297	-	9,543
Loss (gain) on disposal of capital assets	-	(410)	(534)	-	(944)
Gain on settlement of contingency	-	-	(11,891)	-	(11,891)
Goodwill impairment	-	-	52,169	-	52,169
Loss on assets held for sale	-	-	-	-	-
Working capital changes, net of effect of acquisitions:					-
Accounts receivable	(23)	(2,704)	(19,654)	-	(22,381)
Inventories	-	(15,707)	(3,596)	-	(19,303)
Prepaid expenses	(17)	(385)	(2,104)	-	(2,506)
Other current assets	6	(208)	(800)	-	(1,002)
Accounts payable	1,132	(174)	(7,440)	-	(6,482)
Accrued liabilities	(1,929)	(156)	16,964	-	14,879
Federal and foreign income taxes	(4,345)	(7,707)	4,984	-	(7,068)
Other liabilities	(20,618)	12,196	(6,280)	-	(14,702)
Other, net	(1,418)	580	4,530	-	3,692
	104,376	140,575	94,448	(145,228)	194,171

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(1,503)	(23,553)	(24,390)	-	(49,446)
Proceeds from sale of capital assets	-	410	534	-	944
Acquisition of business, net of cash acquired	-	-	-	-	-
	(1,503)	(23,143)	(23,856)	-	(48,502)

Condensed Consolidating Statement of Cash Flows for the fiscal year ended October 26, 2012

In Thousands			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	7,658	-	-	-	7,658
Excess tax benefits from stock option exercises	382	-	-	-	382
Shares repurchased					-
Repayment of long-term credit facilities	(150,000)	-	-	-	(150,000)
Repayment of long-term debt	-	(405)	(72,740)	-	(73,145)
Proceeds from issuance of long-term credit facilities	30,000	-	-	-	30,000
Proceeds from government assistance	-	-	17,285	-	17,285
Dividends paid to noncontrolling interests	-	-	-	-	-
Debt and other issuance costs	-	-	-	-	-
Net change in intercompany financing	(24,731)	(129,158)	8,661	145,228	-
	(136,691)	(129,563)	(46,794)	145,228	(167,820)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	751	5	(2,965)	-	(2,209)

Net Increase (Decrease) in Cash and Cash Equivalents	(33,067)	(12,126)	20,833	-	(24,360)
Cash and Cash Equivalents - Beginning of Period	49,837	13,450	121,748	-	185,035

Cash and Cash Equivalents - End of Period	$16,770	$1,324	$142,581	$-	$160,675

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Esterline Technologies Corporation

We have audited the accompanying consolidated balance sheets of Esterline Technologies Corporation as of October 31, 2014, and October 25, 2013, and the related consolidated statements of operations, shareholders' equity, noncontrolling interests and comprehensive income (loss), and cash flows for each of the three years in the period ended October 31, 2014.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Esterline Technologies Corporation at October 31, 2014, and October 25, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Esterline Technologies Corporation's internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 19, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

December 19, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Esterline Technologies Corporation

We have audited Esterline Technologies Corporation’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Esterline Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sunbank Family of Companies (Sunbank), which is included in the 2014 consolidated financial statements of Esterline Technologies Corporation and constituted $62.1 million and $48.6 million of total and net assets, respectively, as of October 31, 2014 and $33.3 million and $3.0 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Esterline Technologies Corporation also did not include an evaluation of the internal control over financial reporting of Sunbank.

In our opinion, Esterline Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balances sheets of Esterline Technologies Corporation as of October 31, 2014 , and the related consolidated statements of operations, shareholders’ equity, noncontrolling interests and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2014, of Esterline Technologies Corporation and our report dated December 19, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

December 19, 2014

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2014.  Based upon that evaluation, they concluded as of October 31, 2014, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of October 31, 2014, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the assets of the company;

(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that transactions are made only in accordance with the authorization of our management and directors; and

(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized transactions that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of Esterline’s internal control over financial reporting as of October 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).  On December 20, 2013, the Company completed the acquisition of the Sunbank Family of Companies (Sunbank).  As permitted by applicable guidelines established by the Securities and Exchange Commission, our management excluded the Sunbank operations from its assessment of internal control over financial reporting as of October 31, 2014.  Sunbank constituted approximately 2.31 percent of total assets as of October 31, 2014, and 1.63 percent of total sales for the year then ended.  Sunbank will be included in the Company’s assessment for the fiscal year ending October 2, 2015.  Based on management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of October 31, 2014.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of internal control over financial reporting.  This report appears on page 91.

/s/ Curtis C. Reusser
Curtis C. Reusser
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert D. George
Robert D. George
Chief Financial Officer, Vice President, and
Corporate Development
(Principal Financial Officer)

/s/ Gary J. Posner
Gary J. Posner
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Changes in Internal Control Over Financial Reporting

During the three months ended October 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

We hereby incorporate by reference the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Other Information as to Directors – Board and Board Committees,” and “Other Information as to Directors – Director Nominations and Qualifications” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 11, 2015.

Information regarding our executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

We hereby incorporate by reference the information set forth under “Other Information as to Directors – Director Compensation,” “Executive Compensation – Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 11, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 11, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information set forth under “Certain Relationships and Related Transactions” and “Other Information as to Directors – Board and Board Committees” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on March 11, 2015.

Item 14.  Independent Registered Public Accounting Firm Fees and Services

We hereby incorporate by reference the information set forth under “Independent Registered Public Accounting Firm’s Fees” in the definitive form of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on March 11, 2015.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Our Consolidated Financial Statements are as set forth under Item 8 of this report on Form 10-K.

(a)(2) Financial Statement Schedules.

The following consolidated financial statement schedule of the Company is included as follows:

ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at	Charged			Balance
	Beginning	to Costs &			at End
	of Year	Expenses	Other [1,2]	Deductions [3]	of Year

Fiscal Years

2014	$9,215	$860	$349	$(401)	$10,023

2013	$9,029	$981	$-	$(795)	$9,215

2012	$7,063	$4,343	$-	$(2,377)	$9,029

[1]	Acquisition-related addition.
[2]	Reclassification to assets held for sale.
[3]	Uncollectible accounts written off, net of recoveries.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)  Exhibits.

See Exhibit Index on pages 99-103.

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

Dated:  December 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Curtis C. Reusser	Chairman, President and Chief	December 19, 2014
(Curtis C. Reusser)	Executive Officer (Principal Executive Officer)	Date
/s/ Robert D. George	Chief Financial Officer, Vice President	December 19, 2014
(Robert D. George)	and Corporate Development (Principal Financial Officer)	Date
/s/ Gary J. Posner	Corporate Controller and Chief	December 19, 2014
(Gary J. Posner)	Accounting Officer (Principal Accounting Officer)	Date
/s/ Delores M. Etter	Director	December 19, 2014
(Delores M. Etter)		Date
/s/ Anthony P. Franceschini	Director	December 19, 2014
(Anthony P. Franceschini)		Date
/s/ Paul V. Haack	Director	December 19, 2014
(Paul V. Haack)		Date
/s/ Mary L. Howell	Director	December 19, 2014
(Mary L. Howell)		Date

/s/ Scott E. Kuechle	Director	December 19, 2014
(Scott E. Kuechle)		Date

/s/ Jerry D. Leitman	Director	December 19, 2014
(Jerry D. Leitman)		Date
/s/ James J. Morris	Director	December 19, 2014
(James J. Morris)		Date
/s/ Gary E. Pruitt	Director	December 19, 2014
(Gary E. Pruitt)		Date
/s/ Henry W. Winship	Director	December 19, 2014
(Henry W. Winship)		Date

Exhibit
Number		Exhibit Index

3.1

Restated Certificate of Incorporation for Esterline Technologies Corporation, dated June 6, 2002.  (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Repot on Form 10-Q for the quarter ended April 26, 2002 [Commission File Number 1-6357], with Form of Certificate of Designation, dated December 11, 2002.)  (Incorporated by reference to Exhibit 4.1 to Esterline's Registration of Securities on Form 8-A filed December 12, 2002 [Commission File Number 1-6357].)

3.2

Amended and Restated By-laws of the Company, effective December 13, 2012.  (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 9, 2014 [Commission File Number 1-6357].)

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

10.1

Fifth Amendment dated as of June 9, 2014, among Esterline Technologies Corporation, the Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders and other parties thereto.  (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2014 [Commission File Number 1-6357].)

10.2	*

Esterline Technologies Corporation Supplemental Retirement Income Plan.  (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.3	*

Esterline Technologies Corporation Long-Term Incentive Plan, for fiscal years 2014 – 2016.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 [Commission File Number 1-6357].)

10.4	*

Esterline Technologies Corporation Long-Term Incentive Plan, for fiscal years 2013 – 2015.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013 [Commission File Number 1-6357].)

10.5	*

Esterline Technologies Corporation Long-Term Incentive Plan, for fiscal years 2012 – 2014.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 27, 2012 [Commission File Number 1-6357].)

10.6	*

Esterline Technologies Corporation Fiscal Year 2014 Annual Incentive Compensation Plan.  (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 [Commission File Number 1-6357].)

10.7	*

Esterline Technologies Supplemental Executive Retirement and Deferred Compensation Plan.  (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.8	*

Esterline Technologies Corporation 2002 Employee Stock Purchase Plan, as amended on March 3, 2010.  (Incorporated by reference to Annex B of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on January 22, 2010 [Commission File Number 1-6357].)

10.9	*

Esterline Technologies Corporation 2004 Equity Incentive Plan, as amended on March 3, 2010.  (Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on January 22, 2010 [Commission File Number 1-6357].)

10.10	*

Esterline Technologies Corporation 2013 Equity Incentive Plan.  (Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on January 25, 2013 [Commission File Number 1-6357].)

Exhibit
Number		Exhibit Index

10.11	*

Form of Global Stock Option Agreement for Esterline Technologies Corporation Amended and Restated 2004 Equity Incentive Plan.  (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013 [Commission File Number 1-6357].)

10.12	*

Form of Restricted Stock Unit Option Agreement for Esterline Technologies Corporation Amended and Restated 2004 Equity Incentive Plan.  (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013 [Commission File Number 1-6357].)

10.13	*

Form of Global Stock Option Agreement for Esterline Technologies Corporation 2013 Equity Incentive Plan.  (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended October 25, 2013 [Commission File Number 1-6357].)

10.14	*

Form of Restricted Stock Unit Options Agreement for Esterline Technologies Corporation 2013 Equity Incentive Plan.  (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended October 25, 2013 [Commission File Number 1-6357].)

10.15	*

Restricted Stock Unit Agreement between Robert D. George and Esterline Technologies Corporation dated September 11, 2013.  (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended October 25, 2013 [Commission File Number 1-6357].)

10.16	*

Restricted Stock Unit Agreement between Alain M. Durand and Esterline Technologies Corporation dated September 11, 2013.  (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended October 25, 2013 [Commission File Number 1-6357].)

10.17	*

Restricted Stock Unit Agreement between Albert S. Yost and Esterline Technologies Corporation dated September 11, 2013.  (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended October 25, 2013 [Commission File Number 1-6357].)

10.18	*	Restricted Stock Unit Agreement between Curtis C. Reusser and Esterline Technologies Corporation dated October 28, 2013.

10.19	*

Executive Officer Termination Protection Agreement.  (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.20	*

Offer Letter from Esterline Technologies Corporation to Frank Houston dated March 4, 2005.  (Incorporated by reference to Exhibit 10.19e to the Company’s Current Report on Form 8-K filed on March 31, 2005 [Commission File Number 1-6357].)

10.21	*

Offer Letter from Esterline Technologies Corporation to Brad Lawrence dated December 11, 2006.  (Incorporated by reference to Exhibit 10.19f to the Company’s Current Report on Form 8-K filed on January 23, 2007 [Commission File Number 1-6357].)

10.22	*

Offer Memo from Esterline Technologies Corporation to Alain Durand dated June 14, 2011.  (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 27, 2012 [Commission File Number 1-6357].)

10.23	*

Promotion Letter from Esterline Technologies Corporation to Marcia Mason dated August 1, 2012.  (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013 [Commission File Number 1-6357].)

10.24	*

Promotion Letter from Esterline Technologies Corporation to Albert Yost dated November 16, 2009.  (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013 [Commission File Number 1-6357].)

10.25	*

Offer Letter from Esterline Technologies Corporation to Curtis C. Reusser dated September 11, 2013.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2013 [Commission File Number 1-6357].)

Exhibit
Number	Exhibit Index

10.26

Letter Agreement, dated December 13, 2012, among Esterline Technologies Corporation, Relational Investors, LLC and the other parties named in the Letter Agreement.  (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 18, 2012 [Commission File Number 1-6357].)

10.27

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

10.32

Lease Amendment #2 between Glacier Partners and Advanced Input Devices, Inc., dated July 2, 2002, and Lease Amendment #3 between Glacier Partners and Advanced Input Devices, Inc., dated September 18, 2009.  (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended October 30, 2009 [Commission File Number 1-6357].)

10.33

Lease Agreement, dated as of August 6, 2003, by and between the Prudential Insurance Company of America and Mason Electric Co., relating to premises located at Sylmar, California.  (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 [Commission File Number 1-6357].)

10.34

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

10.36

Lease Agreement, dated November 29, 2005, between Lordbay Investments Limited, Darchem Engineering Limited and Darchem Holdings Limited relating to premises located at Units 4 and 5 Eastbrook Road, London Borough of Gloucestershire Gloucester.  (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2006 [Commission File Number 1-6357].)

Exhibit
Number	Exhibit Index

10.37

Amendment No. 1 dated as of November 23, 2005, to Lease Agreement dated as of March 1, 1994, between Highland Industrial Park, Inc. and Armtec Countermeasures Company.  (Incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2006 [Commission File Number 1-6357].)

10.38

Lease Agreement dated November 4, 2002, between American Ordnance LLC and FR Countermeasures, relating to premises located at 25A Ledbetter Gate Road, Milan, Tennessee.  (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.39

Lease Agreement between Capstone PF LLC and Korry Electronics Co. dated as of March 26, 2008.  (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2008 [Commission File Number 1-6357].)

10.40

Exhibit C to Lease Agreement between Capstone PF LLC and Korry Electronics Co. dated as of March 26, 2008.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.41

Second Amendment to Building Lease and Sublease, dated July 30, 2008, between Capstone PF LLC and Korry Electronics Co.  (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.42

Subordination, Nondisturbance and Attornment Agreement and Estoppel Certificate, dated July 30, 2008, between Keybank National Association and Korry Electronics Co.  (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.43

Lease Extension Agreement between Weir Redevelopment Company and Kirkhill TA dated October 30, 2009.  (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 29, 2010 [Commission File Number 1-6357].)

10.44

First and Second Amendment to Office Lease Agreement between City Center Bellevue Property LLC, a Delaware limited partnership, and Esterline Technologies Corporation, a Delaware corporation, dated April 14, 2011, and May 4, 2011.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2011 [Commission File Number 1-6357].)

10.45

First Amendment to Lease between The Prudential Insurance Company of America and Mason Electric, Co. dated July 29, 2004.  (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2013 [Commission File Number 1-6357].)

10.46

Second Amendment to Lease between Sylmar Cascades Properties, L.P. and Mason Electric, Co. dated January 19, 2007.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2013 [Commission File Number 1-6357].)

10.47

Consent Agreement between Esterline Technologies Corporation and the U.S. Department of State Bureau of Political Military Affairs filed on March 6, 2014.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2014 [Commission File No. 1-6357].)

10.48	Amended and Restated Master Acquisiton Agreement by and among Barco NV, Barco Inc., Barco Integrated Solutions NV and Esterline Technologies Corporation dated as of November 14, 2014.

Exhibit
Number	Exhibit Index

11.1	Schedule setting forth computation of earnings per share for the five fiscal years ended October 31, 2014.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*  Indicates management contract or compensatory plan or arrangement.