Form 10-Q
period 2015-01-30
ESTERLINE TECHNOLOGIES CORP
filed 2015-03-06
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2015.

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

As of March 4, 2015, 31,111,532 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of January 30, 2015 and October 31, 2014

(In thousands, except share amounts)

	January 30,	October 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$128,122	$238,144
Cash in escrow	180,091	-
Accounts receivable, net of allowances of $9,730 and $10,023	342,399	379,889
Inventories
Raw materials and purchased parts	159,525	165,839
Work in progress	178,893	178,354
Finished goods	87,547	89,402
	425,965	433,595

Income tax refundable	6,416	5,266
Deferred income tax benefits	54,823	48,679
Prepaid expenses	25,205	20,336
Other current assets	2,321	2,149
Current assets of businesses held for sale	38,357	41,446
Total Current Assets	1,203,699	1,169,504

Property, Plant and Equipment	703,223	721,460
Accumulated depreciation	400,043	402,118
	303,180	319,342

Other Non-Current Assets
Goodwill	1,003,380	1,071,786
Intangibles, net	429,577	471,377
Debt issuance costs, net of accumulated amortization of $6,085 and $5,743	3,952	4,295
Deferred income tax benefits	59,533	71,307
Other assets	20,690	14,179
Non-current assets of businesses held for sale	59,379	71,677
	$3,083,390	$3,193,467

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of January 30, 2015 and October 31, 2014

(In thousands, except share amounts)

	January 30,	October 31,
	2015	2014
	(Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable	$106,532	$115,284
Accrued liabilities	241,009	262,536
Current maturities of long-term debt	12,670	12,774
Deferred income tax liabilities	3,190	1,773
Federal and foreign income taxes	2,448	1,571
Current liabilities of businesses held for sale	13,434	14,191
Total Current Liabilities	379,283	408,129

Long-Term Liabilities
Credit facilities	280,000	100,000
Long-term debt, net of current maturities	502,041	509,720
Deferred income tax liabilities	136,898	149,165
Pension and post-retirement obligations	57,581	62,693
Other liabilities	34,144	46,884
Non-current liabilities of businesses held for sale	19,794	18,876

Shareholders' Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued 32,227,251 and 32,123,717 shares	6,445	6,425
Additional paid-in capital	664,325	655,723
Treasury stock at cost, repurchased 1,118,876 and 269,228 shares	(122,887)	(30,262)
Retained earnings	1,395,827	1,387,508
Accumulated other comprehensive loss	(280,082)	(131,577)
Total Esterline shareholders' equity	1,663,628	1,887,817
Noncontrolling interests	10,021	10,183
Total Shareholders' Equity	1,673,649	1,898,000
	$3,083,390	$3,193,467

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the Three Month Periods Ended January 30, 2015 and January 31, 2014

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	January 30,	January 31,
	2015	2014

Net Sales	$446,344	$485,940
Cost of Sales	300,994	315,205
	145,350	170,735
Expenses
Selling, general & administrative	93,656	89,132
Research, development and engineering	22,455	25,646
Restructuring charges	3,050	4,796
Other (income) expense	(12,744)	-
Total Expenses	106,417	119,574

Operating Earnings from Continuing Operations	38,933	51,161
Interest Income	(179)	(119)
Interest Expense	5,841	8,625

Earnings from Continuing Operations Before Income Taxes	33,271	42,655
Income Tax Expense	8,150	8,626
Earnings from Continuing Operations Including Noncontrolling Interests	25,121	34,029

Earnings Attributable to Noncontrolling Interests	(63)	(86)
Earnings from Continuing Operations Attributable to Esterline, Net of Tax	25,058	33,943

Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(16,739)	(3,865)

Net Earnings Attributable to Esterline	$8,319	$30,078

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$0.79	$1.07
Discontinued operations	(0.53)	(0.12)
Earnings (Loss) Per Share Attributable to Esterline - Basic	$0.26	$0.95

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$0.78	$1.05
Discontinued operations	(0.52)	(0.12)
Earnings (Loss) Per Share Attributable to Esterline - Diluted	$0.26	$0.93

Comprehensive Income (Loss)	$(140,186)	$(10,438)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Month Periods Ended January 30, 2015 and January 31, 2014

(Unaudited)

(In thousands)

	January 30,	January 31,
	2015	2014

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$8,382	$30,164
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	25,033	29,639
Deferred income taxes	(1,178)	(1,445)
Share-based compensation	2,707	3,583
Gain on release of non-income tax liability	(15,656)	-
Loss on assets held for sale	14,077	-
Working capital changes, net of effect of acquisitions:
Accounts receivable	20,229	56,012
Inventories	(19,525)	(25,033)
Prepaid expenses	(6,411)	(6,334)
Other current assets	114	515
Accounts payable	(2,470)	(11,443)
Accrued liabilities	(22,419)	(15,640)
Federal and foreign income taxes	800	(3,531)
Other liabilities	4,078	(143)
Other, net	(2,565)	(6,421)
	5,196	49,923

Cash Flows Provided (Used) by Investing Activities
Purchase of capital assets	(13,080)	(11,533)
Escrow deposit	(180,091)	-
Proceeds from sale of capital assets	-	-
Acquisition of business, net of cash acquired	-	(44,599)
	(193,171)	(56,132)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	2,632	14,677
Excess tax benefits from stock option exercises	895	3,440
Shares repurchased	(90,237)	-
Repayment of long-term credit facilities	-	-
Repayment of long-term debt	(1,760)	(3,847)
Proceeds from issuance of long-term credit facilities	180,000	25,000
Proceeds from government assistance	-	-
Dividends paid to noncontrolling interests	-	(702)
Debt and other issuance costs	-	-
	91,530	38,568

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(13,577)	(3,099)
Net Increase (Decrease) in Cash and Cash Equivalents	(110,022)	29,260

Cash and Cash Equivalents - Beginning of Year	238,144	179,178
Cash and Cash Equivalents - End of Year	$128,122	$208,438

Supplemental Cash Flow Information:
Cash paid for interest	$11,139	$11,893
Cash paid for taxes	6,334	14,082

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Periods Ended January 30, 2015 and January 31, 2014

Note 1 – Basis of Presentation

The consolidated balance sheet as of January 30, 2015, the consolidated statement of operations and comprehensive income (loss) for the three month periods ended January 30, 2015, and January 31, 2014, and the consolidated statement of cash flows for the three month periods ended January 30, 2015, and January 31, 2014, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the above statements do not include all of the footnotes required for complete financial statements.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year.  Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America.  The first fiscal quarter of 2015 was 13 weeks, while the first fiscal quarter of 2014 was 14 weeks.

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

Note 2 – Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued guidance that modifies the criteria used to qualify divestitures for classification as discontinued operations and expands disclosure related to disposals of significant components.  The amendment will become effective for the Company in fiscal 2016, with early adoption permitted; however, the Company does not expect to early adopt the amended guidance.  The amended guidance is expected to decrease the likelihood that future disposals will qualify for discontinued operations treatment, meaning that the results of operation of some future disposals may be reported as continuing operations.

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

Note 3 – Earnings Per Share and Shareholders’ Equity

Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year.  Diluted earnings per share includes the dilutive effect of stock options and restricted stock units.  Common shares issuable from stock options excluded from the calculation of diluted earnings per share because they were anti-dilutive were 274,950 and 194,900 in the first fiscal quarter of 2015 and 2014, respectively.  Shares used for calculating earnings per share are disclosed in the following table.

In Thousands	Three Months Ended
	January 30,	January 31,
	2015	2014
Shares used for basic earnings per share	31,608	31,608
Shares used for diluted earnings per share	32,154	32,230

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

During the three months ended January 30, 2015, the Company repurchased 849,648 shares under this program at an average price paid per share of $109.02, for an aggregate purchase price of $92.6 million.

Changes in outstanding common shares are summarized as follows:

	January 30,	October 31,
	2015	2014

Shares Issued:
Balance, beginning of year	32,123,717	31,441,949
Shares issued under share-based compensation plans	103,534	681,768
Balance, end of current period	32,227,251	32,123,717

Treasury Stock:
Balance, beginning of year	269,228	-
Shares purchased	849,648	269,228
Balance, end of current period	1,118,876	269,228

Shares outstanding, end of period	31,108,375	31,854,489

The components of Accumulated Other Comprehensive Gain (Loss):

In Thousands	January 30,	October 31,
	2015	2014

Unrealized gain (loss) on derivative contracts	$(35,768)	$(14,179)
Tax effect	9,715	3,890
	(26,053)	(10,289)

Pension and post-retirement obligations	(80,285)	(90,225)
Tax effect	26,820	30,072
	(53,465)	(60,153)

Currency translation adjustment	(200,564)	(61,135)
Accumulated other comprehensive gain (loss)	$(280,082)	$(131,577)

Note 4 – Retirement Benefits

The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC Electronics, Inc. (CMC).  The Company also sponsors a number of other non-U.S. defined benefit pension plans, primarily in France and Germany.  In fiscal 2014, the Company offered vested terminated participants of its U.S. pension plan a one-time opportunity to elect a lump-sum payment from the plan in lieu of a lifetime annuity.  In the first fiscal quarter of 2015, the Company made a $16.6 million lump-sum payment to vested terminated pension plan participants from the plan, which resulted in an actuarial estimated settlement charge of $3.0 million.  The charge was recorded in selling, general and administrative expenses.  Components of periodic pension cost consisted of the following:

In Thousands	Three Months Ended
	January 30,	January 31,
	2015	2014
Components of Net Periodic Cost
Service cost	$2,731	$2,730
Interest cost	4,177	4,813
Expected return on plan assets	(6,474)	(6,515)
Settlement	2,991	-
Amortization of prior service cost	18	19
Amortization of actuarial (gain) loss	1,130	1,357
Net periodic cost (benefit)	$4,573	$2,404

The Company’s principal post-retirement plans include non-U.S. plans, which are non-contributory healthcare and life insurance plans.  The components of expense of these other retirement benefits consisted of the following:

In Thousands	Three Months Ended
	January 30,	January 31,
	2015	2014
Components of Net Periodic Cost
Service cost	$220	$235
Interest cost	141	189
Amortization of prior service cost	(11)	(17)
Amortization of actuarial (gain) loss	(25)	(68)
Net periodic cost (benefit)	$325	$339

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at January 30, 2015, and October 31, 2014.

In Thousands	Level 2
	January 30,	October 31,
	2015	2014
Assets:
Derivative contracts designated as hedging instruments	$406	$24
Derivative contracts not designated as hedging instruments	210	1,081
Embedded derivatives	7,547	2,351

Liabilities:
Derivative contracts designated as hedging instruments	$36,517	$14,592
Derivative contracts not designated as hedging instruments	8,802	4,188
Embedded derivatives	30	15

In Thousands	Level 3
	January 30,	October 31,
	2015	2014
Liabilities:
Contingent purchase obligation	$5,000	$5,000

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

The Company’s contingent purchase obligations consist of additional contingent consideration in connection with the acquisition of Sunbank Family of Companies, LLC (Sunbank) of $5.0 million as of January 30, 2015.  The contingent considerations will be payable to the sellers if certain performance objectives are met following the acquisition in accordance with the terms of the purchase agreement.  The values recorded on the balance sheet were derived from the estimated probability that the performance objectives will be met. The contingent purchase obligation is categorized as Level 3 in the fair value hierarchy.

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

The fair value of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements.  At January 30, 2015, the Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral.  The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates.  These exposures arise primarily from purchases or sales of products and services from third parties.  Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies.  At January 30, 2015, and October 31, 2014, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $402.7 million and $396.2 million, respectively.  These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

Fair Value of Derivative Instruments

Fair value of derivative instruments in the Consolidated Balance Sheet at January 30, 2015, and October 31, 2014, consisted of:

In Thousands		Fair Value
		January 30,	October 31,
	Classification	2015	2014
Foreign Currency Forward Exchange Contracts:
	Other current assets	$616	$1,052
	Other assets	-	53
	Accrued liabilities	34,212	15,490
	Other liabilities	11,107	3,290

Embedded Derivative Instruments:
	Other current assets	$843	$296
	Other assets	6,704	2,055
	Accrued liabilities	30	15

The effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three month periods ended January 30, 2015, and January 31, 2014, consisted of:

Fair Value Hedges

We recognized the following gains (losses) on contracts designated as fair value hedges:

In Thousands	Three Months Ended
Gain (Loss)	January 30,	January 31,
	2015	2014

Embedded derivatives:
Recognized in sales	$6,263	$2,560

Cash Flow Hedges

We recognized the following gains (losses) on contracts designated as cash flow hedges:

In Thousands	Three Months Ended
Gain (Loss)	January 30,	January 31,
	2015	2014

Foreign currency forward exchange contracts:
Recognized in AOCI (effective portion)	$(16,968)	$(11,756)
Reclassified from AOCI into sales	(4,621)	(511)

Net Investment Hedges

We recognized the following gains (losses) on contracts designated as net investment hedges:

In Thousands	Three Months Ended
Gain (Loss)	January 30,	January 31,
	2015	2014

Euro term loan:
Recognized in AOCI	$-	$529

During the first three months of fiscal 2015 and 2014, the Company recorded losses of $3.2 million and $0.5 million, respectively, on foreign currency forward exchange contracts that have not been designated as an accounting hedge.  These foreign currency exchange losses are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first three months of fiscal 2015 and 2014.  In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first three months of fiscal 2015 and 2014.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles.  The Company expects to reclassify approximately $27.4 million of net loss into earnings over the next 12 months.  The $27.4 million loss will reduce the Company’s U.S. dollar denominated sales covered by qualified forward contracts to the forward rate when the Company entered into the forward contracts.  The maximum duration of the Company’s foreign currency cash flow hedge contracts at January 30, 2015, is 24 months.

Note 7 – Income Taxes

The income tax rates were 24.5% and 20.2% for the first fiscal quarter of fiscal 2015 and 2014, respectively.  In the first fiscal quarter of 2015, the Company recognized $0.5 million of discrete tax expense principally related to the following items.  The first item was approximately $2 million of discrete tax expense principally related to reconciling the prior year’s income tax return to the income tax provision.  The second item was approximately $1.5 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits.  In the first fiscal quarter of 2014, the Company recognized approximately $0.5 million of discrete tax benefits principally related to the release of reserves due to the expiration of a statute of limitations.  The income tax rate differed from the statutory rate in the first three months of fiscal 2015 and 2014, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $2.9 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.

Note 8 – Debt

In March 2011, the Company entered into a secured credit facility for $460 million made available through a group of banks.  The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates.  The credit facility expires July 20, 2016.  The spread ranges from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn.  At January 30, 2015, the Company had $280.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.50%, which was 1.67% at January 30, 2015.  In the first fiscal quarter of 2015, borrowing under the secured credit facility increased $180.0 million, which was principally used to fund $65.0 million of the approximately $170.0 million acquisition of the display business of Barco N.V. (Barco) and $90.2 million for the share repurchase program.

In April 2013, the Company amended the secured credit facility to provide for a $175.0 million term loan (U.S. Term Loan).  The interest rate on the U.S. Term Loan ranges from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn.  At January 30, 2015, the Company had $159.7 million outstanding under the U.S. Term Loan at an interest rate of LIBOR plus 1.50%, which was 1.67% at January 30, 2015.  The loan amortizes at 1.25% of the original principal balance quarterly through March 31, 2016, with the remaining balance due in July 20, 2016.

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

Based on quoted market prices, the approximate fair value of the Company’s $250.0 million 7.0% Senior Notes due August 1, 2020 (2020 Notes), was approximately $262.5 million and $266.9 million as of January 30, 2015, and October 31, 2014, respectively.  The carrying amounts of the secured credit facility and U.S. Term Loan approximate fair value.  Estimates of fair value for the 2020 Notes are based on quoted market prices, and are considered Level 2 inputs as defined in the fair value hierarchy described in Note 5.

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation.  The repayment of this advance is based on year-over-year commercial aviation revenue growth at CMC beginning in 2014.  Imputed interest on the advance was 4.58% at January 30, 2015.  The debt recognized was $46.4 million and $51.9 million as of January 30, 2015, and October 31, 2014, respectively.

Note 9 – Commitments and Contingencies

As of January 30, 2015, and October 31, 2014, the Company had a $1.8 million and $1.5 million liability, respectively, related to environmental remediation at a previously sold business for which the Company provided indemnification.

During the first fiscal quarter of 2015, the Company recognized a $15.7 million gain and a $2.4 million reduction in interest expense upon the lapse of a statutory period related to a liability for a non-income tax position of an acquired company.

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

The settlement amount in the Consent Agreement was consistent with the amount proposed by DTCC in August 2013, for which the Company estimated and recorded a $10 million charge in the third fiscal quarter ended July 26, 2013.  The $10 million portion of the settlement that is not subject to suspension will be paid in installments, with $4 million paid in March 2014, and $2 million to be paid in each of March 2015, 2016, and 2017.  The Company expects some part of recent investments made in its ITAR compliance program will be eligible for credit against the suspended portion of the settlement amount, which include:  additional staffing, ongoing implementation of a new software system, employee training, and establishment of a regular compliance audit program and corrective action process.  The Company expects recent and future investments in remedial compliance measures will be sufficient to cover the $10 million suspended payment.

Note 10 – Employee Stock Plans

As of January 30, 2015, the Company had three share-based compensation plans, which are described below.  The compensation cost that has been charged against income for those plans was $2.7 million and $3.6 million for the first three months of fiscal 2015 and 2014, respectively.  During the first three months of fiscal 2015 and 2014, the Company issued 103,534 and 335,683 shares, respectively, under its share-based compensation plans.

Employee Stock Purchase Plan (ESPP)

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded.

Employee Sharesave Scheme

The Company offers shares under its employee sharesave scheme for U.K. employees.  This plan allows participants the option to purchase shares at a 5% discount of the market price of the stock as of the beginning of the offering period.  The term of these options is three years.  The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan.  Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  No options were granted during the first fiscal quarter of 2015 or 2014.

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 186,200 and 188,000 options to purchase shares in the three month periods ended January 30, 2015, and January 31, 2014, respectively.  The weighted-average grant date fair value of options granted during the three month periods ended January 30, 2015, and January 31, 2014, was $48.63 and $45.12 per share, respectively.

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

	Three Months Ended
	January 30,	January 31,
	2015	2014

Volatility	40.73 - 41.89%	41.87 - 43.17%
Risk-free interest rate	1.43 - 2.00%	1.73 - 2.99%
Expected life (years)	5 - 9	5 - 9
Dividends	0	0

The Company granted 19,000 and 76,875 restricted stock units in the three month periods ended January 30, 2015, and January 31, 2014, respectively.  The weighted-average grant date fair value of restricted stock units granted during the three month periods ended January 30, 2015, and January 31, 2014, was $114.20 and $84.30 per share, respectively.  The fair value of each restricted stock unit granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.

Note 11 – Acquisitions

On January 31, 2015, the Company acquired the aerospace and defense display business of Belgium-based Barco N.V. (Barco) for €150 million, or approximately $170 million, in cash.  The Company incurred a $2.9 million foreign currency exchange loss in the funding of the acquisition in the first fiscal quarter of 2015.  The Company financed the acquisition primarily using international cash reserves, with the balance funded by borrowings under its existing credit facility.  The display business develops and manufactures visualization solutions for a variety of demanding defense and commercial aerospace applications.  The display business will be included in our Avionics & Controls segment.

On December 20, 2013, the Company acquired Sunbank for $51.7 million.  The purchase price included $5 million in additional contingent consideration based upon achievement of certain sales levels over a two-year period.  Sunbank is a manufacturer of electrical cable accessories, connectors and flexible conduit systems.  Sunbank is included in the Sensors & Systems segment.

Note 12 – Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is as follows:

In Thousands	Three Months Ended
	January 30,	January 31,
	2015	2014
Net earnings	$8,319	$30,078
Change in fair value of derivative financial instruments, net of tax (1)	(15,764)	(8,923)
Change in pension and post-retirement obligations, net of tax (2)	6,688	1,892
Currency translation adjustment	(139,429)	(33,485)
Comprehensive Income (Loss)	$(140,186)	$(10,438)

[1]	Net of tax benefit of $5,825 and $3,345 for the first fiscal quarter of 2015 and 2014, respectively.
[2]	Net of tax expense of $(3,252) and $(801) for the first fiscal quarter of 2015 and 2014, respectively.

Note 13 – Restructuring

On December 5, 2013, the Company announced the acceleration of its plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions.  These integration activities are expected to result in charges and expenses for a total of $35 million in fiscal 2014 and fiscal 2015.  Total restructuring expenses were $20.4 million in fiscal 2014.  The costs are for exit and relocation of facilities, losses on the write off of certain property, plant and equipment, and severance.  In the first three months of fiscal 2015, restructuring expense totaled $5.0 million.

In Thousands		Write Off of
	Exit &	Property,
	Relocation	Plant &
	of Facilities	Equipment	Severance	Total

Cost of sales	$1,930	$9	$-	$1,939
Restructuring charges	1,756	542	752	3,050
Total	$3,686	$551	$752	$4,989

The Company has recorded an accrued liability for $4.6 million and $7.1 million for these activities as of January 30, 2015, and October 31, 2014, respectively.

In Thousands	Accrued
Liabilities

Beginning Balance as of October 25, 2013	$-
Amounts accrued and incurred	20,388
Amounts paid	(10,500)
Write-off	(2,585)
Currency translation adjustment	(200)
Balance as of October 31, 2014	$7,103

Amounts accrued and incurred	4,989
Amounts paid	(7,203)
Write-off	-
Currency translation adjustment	(323)
Balance as of January 30, 2015	$4,566

Note 14 – Discontinued Operations

On September 3, 2014, the Company approved a plan to sell certain non-core business units including Eclipse, a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; and an small distribution business.  These businesses were not separate reporting units as defined under U.S. GAAP and no indicator of impairment existed at August 1, 2014, requiring an impairment test of their corresponding reporting units’ goodwill or these businesses’ long-lived assets.  Based upon the estimated fair values, the Company incurred an estimated after-tax loss of $49.5 million in the fourth fiscal quarter of 2014 on assets held for sale in discontinued operations.  Principle assumptions used in measuring the estimated after-tax loss included estimated selling price of the discontinued business, discount rates, industry growth rates, and pricing of comparable transactions in the market.  Eclipse and the distribution business are included in the Avionics & Controls segment, Wallop is included in the Advanced Materials segment, and PA&E is included in the Sensors & Systems segment.

During the first fiscal quarter of 2015, the Company incurred a loss on discontinued operations of $16.7 million, including a $14.1 million loss on assets held for sale.  The $11.5 million loss on assets held for sale at Avionics & Controls was principally was due the reduction of Eclipse’s estimated selling price based upon lower expectations of earnings for the business and continuing negotiations with the buyer.  The $2.6 million write-off in Advanced Materials was due to the effects of valuing Wallop’s balance sheet at the current exchange rate.  In the first fiscal quarter of 2015, the Company recorded a $1.2 million increase in a liability related to environmental remediation at a previously sold business for which the Company provided indemnification.  A loss of $0.8 million, net of tax, is reflected in discontinued operations.

The operating results of the discontinued operations for the three month period ended January 30, 2015, consisted of the following:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

Net Sales	$6,802	$5,633	$2,801	$-	$15,236

Operating earnings (loss)	(782)	550	(2,069)	(1,185)	(3,486)
Loss on net assets held for sale	(11,514)	-	(2,563)	-	(14,077)
Tax expense (benefit)	(256)	195	(352)	(411)	(824)
Income (loss) from discontinued operations	$(12,040)	$355	$(4,280)	$(774)	$(16,739)

The operating results of the discontinued operations for the three month period ended January 31, 2014, consisted of the following:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

Net Sales	$6,549	$5,315	$7,176	$-	$19,040

Operating earnings (loss)	(2,976)	(394)	(2,008)	-	(5,378)
Loss on net assets held for sale	-	-	-	-	-
Tax expense (benefit)	(967)	(130)	(416)	-	(1,513)
Income (loss) from discontinued operations	$(2,009)	$(264)	$(1,592)	$-	$(3,865)

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at January 30, 2015, are comprised of the following:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Total

Accounts receivable, net	$3,880	$3,063	$1,331	$8,274
Inventories	13,190	8,580	4,995	26,765
Prepaid expenses	467	296	395	1,158
Deferred income tax benefits	694	686	-	1,380
Income tax refundable	780	-	-	780
Current Assets of Businesses Held for Sale	$19,011	$12,625	$6,721	$38,357

Net property, plant and equipment	$1,669	$4,122	$18,896	$24,687
Intangibles, net	14,692	10,660	7,834	33,186
Deferred income tax benefits	-	-	-	-
Other assets	-	-	1,506	1,506
Non-Current Assets of Businesses Held for Sale	$16,361	$14,782	$28,236	$59,379

Accounts payable	$2,788	$1,168	$6,163	$10,119
Accrued liabilities	1,450	876	989	3,315
Current Liabilities of Businesses Held for Sale	$4,238	$2,044	$7,152	$13,434

Deferred income tax liabilities	$11,117	$6,338	$1,596	$19,051
Other liabilities	259	484	-	743
Non-Current Liabilities of Businesses Held for Sale	$11,376	$6,822	$1,596	$19,794

Net Assets of Businesses Held for Sale	$19,758	$18,541	$26,209	$64,508

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at October 31, 2014, were comprised of the following:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Total

Accounts receivable, net	$5,154	$3,752	$2,106	$11,012
Inventories	12,646	7,972	5,258	25,876
Prepaid expenses	408	86	335	829
Deferred income tax benefits	671	680	-	1,351
Income tax refundable	-	-	2,378	2,378
Current Assets of Businesses Held for Sale	$18,879	$12,490	$10,077	$41,446

Net property, plant and equipment	$4,949	$4,105	$19,839	$28,893
Intangibles, net	22,228	10,659	8,327	41,214
Deferred income tax benefits	-	(30)	-	(30)
Other assets	-	-	1,600	1,600
Non-Current Assets of Businesses Held for Sale	$27,177	$14,734	$29,766	$71,677

Accounts payable	$2,194	$873	$6,326	$9,393
Accrued liabilities	1,765	1,008	2,025	4,798
Current Liabilities of Businesses Held for Sale	$3,959	$1,881	$8,351	$14,191

Deferred income tax liabilities	$11,084	$6,243	$1,537	$18,864
Other liabilities	-	-	12	12
Non-Current Liabilities of Businesses Held for Sale	$11,084	$6,243	$1,549	$18,876

Net Assets of Businesses Held for Sale	$31,013	$19,100	$29,943	$80,056

Note 15 – Business Segment Information

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

In Thousands	Three Months Ended
	January 30,	January 31,
	2015	2014
Sales
Avionics & Controls	$176,478	$193,890
Sensors & Systems	163,656	181,774
Advanced Materials	106,210	110,276
	$446,344	$485,940

Earnings from Continuing Operations Before Income Taxes
Avionics & Controls	$19,102	$27,740
Sensors & Systems	9,571	20,632
Advanced Materials	16,531	18,008
Segment Earnings	45,204	66,380

Corporate expense	(19,015)	(15,219)
Other income	12,744	-
Interest income	179	119
Interest expense	(5,841)	(8,625)
	$33,271	$42,655

Note 16 – Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of January 30, 2015, and October 31, 2014, and for the applicable periods ended January 30, 2015, and January 31, 2014, for (a) Esterline Technologies Corporation (the Parent); (b) on a combined basis, the current subsidiary guarantors (Guarantor Subsidiaries) of the secured credit facility and 2020 Notes; and (c) on a combined basis, the subsidiaries that are not guarantors of the secured credit facility and 2020 Notes (Non-Guarantor Subsidiaries).  The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the secured credit facility and the 2020 Notes.

Condensed Consolidating Balance Sheet as of January 30, 2015.

In Thousands			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current Assets
Cash and cash equivalents	$12,256	$2,290	$113,576	$-	$128,122
Cash in escrow	-	53,745	126,346	-	180,091
Accounts receivable, net	50	127,592	214,757	-	342,399
Inventories	-	195,407	230,558	-	425,965
Income tax refundable	-	-	6,416	-	6,416
Deferred income tax benefits	31,102	(1,229)	24,950	-	54,823
Prepaid expenses	212	9,507	15,486	-	25,205
Other current assets	75	111	2,135	-	2,321
Current assets of businesses held for sale	-	26,366	11,991	-	38,357
Total Current Assets	43,695	413,789	746,215	-	1,203,699

Property, Plant & Equipment, Net	1,485	162,741	138,954	-	303,180
Goodwill	-	355,211	648,169	-	1,003,380
Intangibles, net	-	107,475	322,102	-	429,577
Debt issuance costs, net	3,814	-	138	-	3,952
Deferred income tax benefits	18,043	-	41,490	-	59,533
Other assets	256	10,112	10,322	-	20,690
Non-current assets of businesses held for sale	-	30,104	29,275	-	59,379
Amounts Due From (To) Subsidiaries	-	745,852	-	(745,852)	-
Investment in Subsidiaries	3,175,435	1,131,129	14,644	(4,321,208)	-
Total Assets	$3,242,728	$2,956,413	$1,951,309	$(5,067,060)	$3,083,390

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$6,327	$35,660	$64,545	$-	$106,532
Accrued liabilities	11,037	80,581	149,391	-	241,009
Current maturities of long-term debt	8,750	832	3,088	-	12,670
Deferred income tax liabilities	13	1	3,176	-	3,190
Federal and foreign income taxes	(4,152)	(1,344)	7,944	-	2,448
Current liabilities of businesses held for sale	-	3,161	10,273	-	13,434
Total Current Liabilities	21,975	118,891	238,417	-	379,283

Credit Facilities	250,000	-	30,000	-	280,000
Long-Term Debt, Net	400,938	57,373	43,730	-	502,041
Deferred Income Tax Liabilities	58,494	(17,461)	95,865	-	136,898
Pension and Post-Retirement Obligations	18,652	420	38,509	-	57,581
Other Liabilities	17,890	194	16,060	-	34,144
Non-current liabilities of businesses held for sale	-	18,198	1,596	-	19,794
Amounts Due To (From) Subsidiaries	801,130	-	527,114	(1,328,244)	-
Shareholders' Equity	1,673,649	2,778,798	960,018	(3,738,816)	1,673,649
Total Liabilities and Shareholders' Equity	$3,242,728	$2,956,413	$1,951,309	$(5,067,060)	$3,083,390

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three month period ended January 30, 2015.

In Thousands			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$-	$209,001	$238,203	$(860)	$446,344
Cost of sales	-	139,810	162,044	(860)	300,994
	-	69,191	76,159	-	145,350
Expenses
Selling, general and administrative	-	38,659	54,997	-	93,656
Research, development & engineering	-	9,777	12,678	-	22,455
Restructuring charges	-	2,438	612	-	3,050
Other (income) expense	-	409	(13,153)	-	(12,744)
Total Expenses	-	51,283	55,134	-	106,417

Operating Earnings from Continuing Operations	-	17,908	21,025	-	38,933
Interest Income	(3,965)	(7,198)	(8,398)	19,382	(179)
Interest Expense	6,344	12,328	6,551	(19,382)	5,841
Earnings (Loss) from Continuing Operations Before Income Taxes	(2,379)	12,778	22,872	-	33,271
Income Tax Expense (Benefit)	(549)	1,614	7,085	-	8,150
Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	(1,830)	11,164	15,787	-	25,121
Earnings Attributable to Noncontrolling Interests	-	-	(63)	-	(63)
Earnings (Loss) from Continuing Operations Attributable to Esterline, Net of Tax	(1,830)	11,164	15,724	-	25,058
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(774)	(10,576)	(5,389)	-	(16,739)
Equity in Net Earnings of Consolidated Subsidiaries	10,923	62	-	(10,985)	-

Net Earnings (Loss) Attributable to Esterline	$8,319	$650	$10,335	$(10,985)	$8,319

Comprehensive Income (Loss)	$(126,850)	$552	$(116,035)	$102,147	$(140,186)

Condensed Consolidating Statement of Cash Flows for the three month period ended January 30, 2015.

In Thousands			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$8,382	$650	$10,335	$(10,985)	$8,382
Depreciation & amortization	-	8,674	16,359	-	25,033
Deferred income taxes	195	2	(1,375)	-	(1,178)
Share-based compensation	-	1,177	1,530	-	2,707
Gain on release of non-income tax liability	-	-	(15,656)	-	(15,656)
Loss on assets held for sale	-	10,683	3,394	-	14,077
Working capital changes, net of effect of acquisitions:
Accounts receivable	560	17,362	2,307	-	20,229
Inventories	-	(6,781)	(12,744)	-	(19,525)
Prepaid expenses	(65)	(3,001)	(3,345)	-	(6,411)
Other current assets	5	3	106	-	114
Accounts payable	6,964	(5,419)	(4,015)	-	(2,470)
Accrued liabilities	(9,015)	(13,027)	(377)	-	(22,419)
Federal and foreign income taxes	(1,870)	730	1,940	-	800
Other liabilities	1,876	(62)	2,264	-	4,078
Other, net	(21,002)	(19,305)	37,742	-	(2,565)
	(13,970)	(8,314)	38,465	(10,985)	5,196

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(118)	(4,807)	(8,155)	-	(13,080)
Escrow deposit	-	(53,745)	(126,346)	-	(180,091)
Proceeds from sale of capital assets	-	-	-	-	-
Acquisition of business, net of cash acquired	-	-	-	-	-
	(118)	(58,552)	(134,501)	-	(193,171)

In Thousands			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	2,632	-	-	-	2,632
Excess tax benefits from stock option exercises	895	-	-	-	895
Shares repurchased	(90,237)	-	-	-	(90,237)
Repayment of long-term credit facilities	-	-	-	-	-
Repayment of long-term debt	(2,187)	2,654	(2,227)	-	(1,760)
Proceeds from issuance of long-term credit facilities	150,000	-	30,000	-	180,000
Proceeds from government assistance	-	-	-	-	-
Dividends paid to noncontrolling interests	-	-	-	-	-
Debt and other issuance costs	-	-	-	-	-
Net change in intercompany financing	(49,558)	63,535	(24,962)	10,985	-
	11,545	66,189	2,811	10,985	91,530

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	165	(487)	(13,255)	-	(13,577)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,378)	(1,164)	(106,480)	-	(110,022)
Cash and Cash Equivalents - Beginning of Period	14,634	3,454	220,056	-	238,144

Cash and Cash Equivalents - End of Period	$12,256	$2,290	$113,576	$-	$128,122

Condensed Consolidating Balance Sheet as of October 31, 2014.

In Thousands			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current Assets
Cash and cash equivalents	$14,634	$3,454	$220,056	$-	$238,144
Cash in escrow	-	-	-	-	-
Accounts receivable, net	610	143,158	236,121	-	379,889
Inventories	-	188,982	244,613	-	433,595
Income tax refundable	-	-	5,266	-	5,266
Deferred income tax benefits	31,486	(1,191)	18,384	-	48,679
Prepaid expenses	147	6,703	13,486	-	20,336
Other current assets	80	114	1,955	-	2,149
Current assets of businesses held for sale	-	26,800	14,646	-	41,446
Total Current Assets	46,957	368,020	754,527	-	1,169,504

Property, Plant & Equipment, Net	1,489	158,089	159,764	-	319,342
Goodwill	-	347,700	724,086	-	1,071,786
Intangibles, net	-	106,164	365,213	-	471,377
Debt issuance costs, net	4,134	-	161	-	4,295
Deferred income tax benefits	20,455	30	50,822	-	71,307
Other assets	130	7,502	6,547	-	14,179
Non-current assets of businesses held for sale	-	40,737	30,940	-	71,677
Amounts Due From (To) Subsidiaries	-	797,342	-	(797,342)	-
Investment in Subsidiaries	3,307,454	1,127,237	20,768	(4,455,459)	-
Total Assets	$3,380,619	$2,952,821	$2,112,828	$(5,252,801)	$3,193,467

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,751	$36,905	$76,628	$-	$115,284
Accrued liabilities	20,178	93,168	149,190	-	262,536
Current maturities of long-term debt	8,750	349	3,675	-	12,774
Deferred income tax liabilities	76	8	1,689	-	1,773
Federal and foreign income taxes	(2,282)	(2,643)	6,496	-	1,571
Current liabilities of businesses held for sale	-	4,010	10,181	-	14,191
Total Current Liabilities	28,473	131,797	247,859	-	408,129

Credit Facilities	100,000	-	-	-	100,000
Long-Term Debt, Net	403,125	55,176	51,419	-	509,720
Deferred Income Tax Liabilities	58,615	(17,333)	107,883	-	149,165
Pension and Post-Retirement Obligations	18,683	1,226	42,784	-	62,693
Other Liabilities	16,762	3,944	26,178	-	46,884
Non-current liabilities of businesses held for sale	-	17,327	1,549	-	18,876
Amounts Due To (From) Subsidiaries	856,961	-	456,861	(1,313,822)	-
Shareholders' Equity	1,898,000	2,760,684	1,178,295	(3,938,979)	1,898,000
Total Liabilities and Shareholders' Equity	$3,380,619	$2,952,821	$2,112,828	$(5,252,801)	$3,193,467

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three month period ended January 31, 2014.

In Thousands			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$-	$219,865	$267,517	$(1,442)	$485,940
Cost of sales	-	140,671	175,976	(1,442)	315,205
	-	79,194	91,541	-	170,735
Expenses
Selling, general and administrative	-	35,805	53,327	-	89,132
Research, development & engineering	-	11,823	13,823	-	25,646
Restructuring charges	-	3,073	1,723	-	4,796
Other (income) expense	-	-	-	-	-
Total Expenses	-	50,701	68,873	-	119,574

Operating Earnings from Continuing Operations	-	28,493	22,668	-	51,161
Interest Income	(3,996)	(2,025)	(14,676)	20,578	(119)
Interest Expense	6,336	7,057	15,810	(20,578)	8,625
Earnings (Loss) from Continuing Operations Before Income Taxes	(2,340)	23,461	21,534	-	42,655
Income Tax Expense (Benefit)	(476)	5,241	3,861	-	8,626
Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	(1,864)	18,220	17,673	-	34,029
Earnings Attributable to Noncontrolling Interests	-	-	(86)	-	(86)
Earnings (Loss) from Continuing Operations Attributable to Esterline, Net of Tax	(1,864)	18,220	17,587	-	33,943
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	-	(1,851)	(2,014)	-	(3,865)
Equity in Net Earnings of Consolidated Subsidiaries	31,942	432	(606)	(31,768)	-

Net Earnings (Loss) Attributable to Esterline	$30,078	$16,801	$14,967	$(31,768)	$30,078

Comprehensive Income (Loss)	$(2,821)	$17,404	$(11,634)	$(13,387)	$(10,438)

Condensed Consolidating Statement of Cash Flows for the three month period ended January 31, 2014.

In Thousands			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$30,164	$16,801	$14,967	$(31,768)	$30,164
Depreciation & amortization	-	11,196	18,443	-	29,639
Deferred income taxes	1,540	(6)	(2,979)	-	(1,445)
Share-based compensation	-	1,568	2,015	-	3,583
Gain on release of non-income tax liability	-	-	-	-	-
Loss on assets held for sale	-	-	-	-	-
Working capital changes, net of effect of acquisitions:
Accounts receivable	88	30,001	25,923	-	56,012
Inventories	-	(10,493)	(14,540)	-	(25,033)
Prepaid expenses	60	(2,962)	(3,432)	-	(6,334)
Other current assets	2	-	513	-	515
Accounts payable	(207)	(1,407)	(9,829)	-	(11,443)
Accrued liabilities	(4,579)	(4,678)	(6,383)	-	(15,640)
Federal and foreign income taxes	(5,285)	(1,091)	2,845	-	(3,531)
Other liabilities	104	(522)	275	-	(143)
Other, net	(122)	113	(6,412)	-	(6,421)
	21,765	38,520	21,406	(31,768)	49,923

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(38)	(4,177)	(7,318)	-	(11,533)
Escrow deposit	-	-	-	-	-
Proceeds from sale of capital assets	-	-	-	-	-
Acquisition of business, net of cash acquired	-	(44,599)	-	-	(44,599)
	(38)	(48,776)	(7,318)	-	(56,132)

In Thousands			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	14,677	-	-	-	14,677
Excess tax benefits from stock option exercises	3,440	-	-	-	3,440
Shares repurchased	-	-	-	-	-
Repayment of long-term credit facilities	-	-	-	-	-
Repayment of long-term debt	(2,187)	(71)	(1,589)	-	(3,847)
Proceeds from issuance of long-term credit facilities	25,000	-	-	-	25,000
Proceeds from government assistance	-	-	-	-	-
Dividends paid to noncontrolling interests	-	-	(702)	-	(702)
Debt and other issuance costs	-	-	-	-	-
Net change in intercompany financing	(55,671)	10,919	12,984	31,768	-
	(14,741)	10,848	10,693	31,768	38,568

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(14)	(42)	(3,043)	-	(3,099)

Net Increase (Decrease) in Cash and Cash Equivalents	6,972	550	21,738	-	29,260
Cash and Cash Equivalents - Beginning of Period	7,826	4,876	166,476	-	179,178

Cash and Cash Equivalents - End of Period	$14,798	$5,426	$188,214	$-	$208,438

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

On January 31, 2015, we acquired the aerospace and defense display business of Belgium-based Barco N.V. (Barco) for €150 million, or approximately $170 million, in cash. The company financed the acquisition primarily using international cash reserves, with the balance funded by borrowings under its existing credit facility.  The display business develops and manufactures visualization solutions for a variety of demanding defense and commercial aerospace applications. The acquired business employs roughly 600 people in Belgium, France, Israel, Singapore and the U.S.  The display business will be included in our Avionics & Controls segment. We incurred a $2.9 million foreign currency exchange loss in funding the acquisition at the end of the first fiscal quarter of 2015.  We expect to incur approximately $26 million in integration and purchase accounting expenses and the aforementioned foreign currency exchange loss in fiscal 2015.  Operating results of the acquired display business, before these expenses, is estimated to be approximately $2 million for the eight months ending October 2, 2015.

In September 2014, our board of directors approved a plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; and a small distribution business.  These business units are reported as discontinued operations for all periods presented.  Based upon the estimated fair values, we incurred an estimated after-tax loss of $49.5 million in the fourth quarter of fiscal 2014 on the assets held for sale in discontinued operations.  During the first fiscal quarter of 2015, we incurred a loss on discontinued operations of $16.7 million, including a $14.1 million loss on assets held for sale.

On June 19, 2014, our board of directors approved a share repurchase program.  Under the program, we are authorized to repurchase up to $200 million of outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  During fiscal 2014, we repurchased 269,228 shares under this program at an average price paid per share of $112.40, for an aggregate purchase price of $30.3 million.  During the first fiscal quarter of 2015, we repurchased 849,648 shares under this program at an average price paid per share of $109.02, for an aggregate purchase price of $92.6 million.

In March 2014, we entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DDTC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations.  Among other things, the Consent Agreement requires us to pay a $20 million penalty, of which $10 million was suspended and eligible for offset credit based upon verified expenditures for past and future remedial actions, and to continue to implement ongoing compliance remedial measures and to implement additional remedial measures related to ITAR compliance activities.  As a result of these requirements, compliance expense was $3.7 million in the first fiscal quarter of 2015 compared with $1.8 million in the same period in fiscal 2014. We expect to incur about $7 million in incremental compliance costs in fiscal 2015.  More information about the Consent Agreement is set forth in Note 9 to the Consolidated Financial Statements included in Part 1, Item 1 of this report.

On December 20, 2013, we acquired Sunbank Family of Companies, LLC (Sunbank) for $51.7 million.  The purchase price included $5 million in additional contingent consideration based upon achievement of certain sales levels over a two-year period.  Sunbank is a manufacturer of electrical cable accessories, connectors and flexible conduit systems.  Sunbank is included in the Sensors & Systems segment.

On December 5, 2013, we announced the acceleration of our plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions.  For fiscal 2014 and 2015 our integration activities are expected to result in aggregate charges and expenses of $35 million. Total restructuring expenses were $20.3 million in fiscal 2014.  Restructuring expenses in fiscal 2014 were mainly comprised of $5.7 million in severance and $11.8 million in exit and relocation of facilities expenses, and a $2.8 million loss on the write off of certain property, plant and equipment.  Total restructuring expenses in the first fiscal quarter of 2015 were $5.0 million, of which $3.1 million was reported separately as restructuring expenses and $1.9 million was reported as cost of goods sold.  Total restructuring expenses in the first fiscal quarter of 2014 were $5.4 million, of which $4.8 million was reported separately as restructuring expenses and $0.6 million was reported as costs of goods sold.  Expense savings were $3.3 million in the first fiscal quarter of 2015.

Total sales decreased 8.1% over the prior-year period to $446.3 million, mainly reflecting a 13-week period in the first fiscal quarter of 2015 compared to a 14-week period in the prior-year period and the effect of a weakening Canadian dollar, U.K. pound and euro relative to the U.S. dollar. The decrease in sales due to a 13-week quarter compared to a 14-week quarter in the prior-year period was approximately $35 million, or 7.2%.  The effect of a weakening Canadian dollar, U.K. pound and euro had a $14 million, or 2.9%, impact on sales in the first fiscal quarter compared with the prior-year period. The decrease in total sales by segment principally reflected lower Avionics & Controls and Sensors & Systems segment sales due to lower demand from defense and industrial commercial customers.

Consolidated gross margin decreased to 32.6% in the first fiscal quarter of 2015 compared with 35.1% reflecting lower gross margins across all segment sales.  Gross margin was mainly impacted by a lower recovery of fixed overhead on decreased sales volumes.

Research, development and engineering spending decreased by $3.2 million over the prior-year period to 5.0% of sales due to decreased spending for Avionics & Controls segment developments.  Selling, general and administrative expense increased by $4.5 million and by 2.6 percentage points over the prior-year period to 21.0% of sales, reflecting lower sales volumes and certain incremental expense matters, including compliance costs, a pension settlement and a fixed asset write-off.

During the first fiscal quarter of 2015, we recognized a $15.7 million gain in other income and a $2.4 million reduction in interest expense upon the lapse of a statutory period related to a liability for a non-income tax position of an acquired company. In addition, we incurred a $2.9 million loss in other income on foreign currency exchange resulting from the funding of the acquisition of the display business from Barco.  Additionally, operating results were impacted by $8.9 million in expenses, including $3.5 million in inventory and fixed asset write-offs due to uncertainty over a cockpit integration program, a $2.4 million inventory write-off and an unfavorable estimate at completion adjustment due to program realignments or reassessments in our Avionics & Controls segment, and a $3.0 million pension settlement related to our settlement with terminated vested pension plan participants.  Approximately $2.7 million of these expenses were recorded in cost of sales and $6.2 million were recorded in selling, general and administrative expenses.  The effect of a weakening Canadian dollar, U.K. pound and euro compared to the U.S. dollar on operating earnings was not material in the first fiscal quarter of 2015.

Earnings from continuing operations were impacted by an increase in the income tax rate to 24.5% from 20.2% in the prior-year period, reflecting certain discrete tax benefits recorded in the prior-year period.

In the first fiscal quarter of 2015, income from continuing operations was $25.1 million, or $0.78 per diluted share, compared with $33.9 million, or $1.05 per diluted share, in the prior-year period.  Loss on discontinued operations was $16.7 million, or $0.52 per diluted share, compared with $3.9 million, or $0.12 per diluted share, in the prior year period.  During the first fiscal quarter of 2015 we incurred a $14.1 million loss on net asset held for sale principally due to a reduction of the estimated selling price for Eclipse due to our lower expectations of earnings and continuing negotiations with the buyer.  Operating losses, after tax, on discontinued operations were $2.7 million and $3.9 million for the first fiscal quarter of 2015 and 2014, respectively.

Net earnings were $8.3 million, or $0.26 per diluted share, compared with $30.1 million, or $0.93 per diluted share, in the prior-year period.

Cash flows from operating activities were $5.2 million in the first fiscal quarter of 2015 compared with $49.9 million in the prior-year period.  The decrease in cash flow from operating activities reflected lower net earnings and lower cash receipts on collections of accounts receivable compared to the prior-year period.

Results of Operations

Three Month Period Ended January 30, 2015, Compared with Three Month Period Ended January 31, 2014

Sales for the first fiscal quarter decreased $39.6 million, or 8.1%, over the prior-year period.  The decrease in sales due to a 13-week quarter compared to a 14-week quarter in the prior-year period was approximately $35 million, or 7.2%.  The effect of a weakening Canadian dollar, U.K. pound and euro had a $14 million, or 2.9%, impact on sales in the first fiscal quarter compared with the prior-year period.  Sales by segment were as follows:

		Three Months Ended
	Increase (Decrease)	January 30,	January 31,
In Thousands	From Prior Year	2015	2014

Avionics & Controls	(9.0)%	$176,478	$193,890
Sensors & Systems	(10.0)%	163,656	181,774
Advanced Materials	(3.7)%	106,210	110,276
Total Net Sales		$446,344	$485,940

The 9.0% decrease in sales of Avionics & Controls mainly reflected decreased sales across the segment. Avionics systems sales decreased by $8 million mainly due to lower sales volumes of aviation products for defense applications.  Control and communication systems sales decreased by $5 million mainly due to decreased sales of switches and cockpit control devices, partially offset by a $4 million increase in sales of communication systems to enhance security and aural clarity in military communications.  The interface technologies sales decrease reflected lower sales to gaming customers.  The effect of the weakening Canadian dollar, U.K. pound and euro reduced segment sales by approximately $2 million compared with the prior-year period, with most of this decline impacting our Canadian-based avionics systems business.

The 10.0% decrease in Sensors & Systems mainly reflected decreased sales of $12 million of connection technologies, including $5 million from incremental sales from the Sunbank acquisition in December 2013.  Advanced sensors sales decreased $3 million on lower OEM sales.  The effect of a weaker euro and U.K. pound relative to the U.S. dollar impacted segment sales by approximately $11 million compared with the prior-year period.

The 3.7% decrease in sales of Advanced Materials principally reflected decreased sales volumes of defense technologies of $5 million mainly due to decreased demand for countermeasures.  The effect of the weakening U.K. pound relative to the U.S. dollar reduced segment sales by approximately $1 million compared with the prior-year period.

Overall, gross margin was 32.6% and 35.1% for the first fiscal quarter of 2015 and 2014, respectively.  Gross profit was $145.3 million and $170.7 million for the first fiscal quarter of 2015 and 2014, respectively.  Gross margin was impacted by $1.9 million and $0.6 million in restructuring expense in the first fiscal quarters of 2015 and 2014, respectively.  Gross margin was also impacted by a lower recovery of fixed overhead on decreased sales volumes.

Avionics & Controls segment gross margin was 33.1% and 37.3% for the first fiscal quarter of 2015 and 2014, respectively.  Segment gross profit was $58.5 million compared with $72.2 million in the prior-year period.    The decrease in segment gross profit was principally due to lower gross profit of $12 million from sales of avionics systems and control and communication systems.  Avionics systems gross profit declined by $7 million mainly due to lower sales volumes of aviation products and a $1.4 million inventory write-off due the uncertainty over a specific cockpit integration program.  Additionally, avionics systems gross margin was impacted by a $1.1 million estimate at completion adjustment due to program realignments.  The decrease in control and communication systems gross profit was mainly due to lower sales of switches and cockpit control devices and a $1.3 million inventory write-off due to a program reassessment.  The decrease in gross margin as a percent of sales was due to lower cockpit switch spare sales, the inventory write-offs, an estimate at completion adjustment described above, and sales mix.

Sensors & Systems segment gross margin was 33.7% and 35.1% for the first fiscal quarter of 2015 and 2014, respectively.  Segment gross profit was $55.1 million compared with $63.8 million in the prior-year period.  The decrease in segment gross profit mainly reflected a $5 million decrease in gross profit from sales of connection technologies due to lower sales volumes for industrial, commercial and defense applications and lower recovery of fixed overhead costs.  Additionally, Sunbank’s current gross margins are lower than Souriau’s gross margins.  The decrease in segment gross profit also reflected a $4 million decrease in gross profit on sales of advanced sensors, mainly due to a lower recovery of fixed overhead costs on decreased sales and $0.9 million in increased restructuring cost.

Advanced Materials segment gross margin was 29.9% compared with 31.4% for the prior-year period.  Segment gross profit was $31.8 million compared with $34.7 million in the prior-year period.  The decrease in gross margin was due to lower sales of flare countermeasure devices and reduced yields.  The decrease also reflected lower gross margin on sales of engineered materials due to lower sales for defense applications and sales mix.

Selling, general and administrative expenses (which include corporate expenses) totaled $93.7 million, or 21.0% of sales, and $89.1 million, or 18.3% of sales, for the first fiscal quarter of 2015 and 2014, respectively.  The increase in selling, general and administrative expense reflected a $2.1 million write off of fixed assets related to a specific cockpit integration program, $2.1 million in incremental compliance costs, and $3 million in higher pension costs due to our settlement with vested terminated employees. In fiscal 2014, we offered vested terminated participants of our U.S. pension plan a one-time opportunity to elect a lump-sum payment from the plan in lieu of a lifetime annuity.  In the first fiscal quarter of 2015, we made $16.6 million in lump-sum payments to vested terminated pension plan participants from the plan, which resulted in an actuarial estimated settlement charge of $3.0 million.  A $3.2  million increase in losses from marking to market certain foreign currency exchange contracts was substantially offset by favorable translation adjustments of selling, general and administrative expenses denominated in the U.K. pound or euro into the U.S. dollar compared to the prior-year period.  Excluding the $3 million pension settlement and $2.1 million fixed asset write-off, selling, general and administrative expenses were $88.6 million, or 19.8% of sales. The increase in percent of sales reflects lower sales volume compared with the prior-year period.

Total restructuring expenses were $5.0 million, or 1.1% of sales, in the first fiscal quarter of 2015, of which $3.1 million is reported separately as restructuring expenses and $1.9 million is included in cost of goods sold.  Total restructuring expenses were $5.4 million, or 1.1% of sales, in the first fiscal quarter of 2014, of which $4.8 million is reported separately as restructuring expenses and $0.6 million is included in cost of goods sold.

Research, development and engineering spending was $22.5 million, or 5.0% of sales, for the first fiscal quarter of 2015 compared with $25.6 million, or 5.3% of sales, for the first fiscal quarter of 2014.  The decrease in research, development and engineering spending principally reflects lower spending on control and communication systems developments.  Fiscal 2015 research, development and engineering spending is expected to be approximately 5% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first fiscal quarter of 2015 totaled $45.2 million, or 10.1% of sales, compared with $66.4 million, or 13.7% of sales, for the first fiscal quarter in 2014.  Excluding restructuring expenses of $5.0 million and $5.4 million, segment earnings were $50.2 million, or 11.2% of sales, and $71.8 million, or 14.8% of sales, for the first fiscal quarters of 2015 and 2014, respectively.

Avionics & Controls segment earnings were $19.1 million, or 10.8% of sales, in the first fiscal quarter of 2015 and $27.7 million, or 14.3% of sales, in the first fiscal quarter of 2014, mainly reflecting a $4 million decrease in avionics systems, a $3 million decrease in control and communication systems and a decrease in interface technologies.  Avionics systems earnings were impacted by lower gross profit and a $2.1 million charge related to the write off of fixed assets due to the uncertainty over a specific cockpit integration program.  The decrease in earnings from sales of control and communication systems mainly reflected the decrease in gross profit, partially offset by lower research, engineering and development expense.  The decrease in earnings from sales of interface technologies mainly reflected lower sales to gaming customers.  Restructuring expenses were $1.0 million and $2.3 million in the first fiscal quarter of 2015 and 2014, respectively.  Avionics & Controls benefited by $4 million in foreign currency exchange gains mainly from a weakening Canadian dollar relative to the U.S. dollar compared with the prior-year period.

Sensors & Systems segment earnings were $9.6 million, or 5.8% of sales, for the first fiscal quarter of 2015 compared with $20.6 million, or 11.4% of sales, for the first fiscal quarter of 2014.  Sensors & Systems earnings were mainly impacted by lower earnings from decreased sales of connection technologies and advanced sensors. Restructuring expenses were $3.0 million and $0.5 million in the first fiscal quarter of 2015 and 2014, respectively.  In addition, Sensors & Systems earnings were impacted by $2 million in foreign currency exchange losses due to the weakening U.K. pound and euro relative to the U.S. dollar compared with the prior-year period.

Advanced Materials segment earnings were $16.5 million, or 15.6% of sales, for the first fiscal quarter of 2015 compared with $18.0 million, or 16.3% of sales, for the first fiscal quarter of 2014, primarily reflecting lower earnings from sales of engineered materials and defense technologies.  The decrease in defense technologies was due to lower earnings from sales of countermeasures.  Restructuring expenses were $0.8 million and $2.6 million in the first fiscal quarter of 2015 and 2014, respectively.  In addition, Advanced Materials was impacted by $2 million in foreign currency exchange losses due to the weakening U.K. pound relative to the U.S. dollar compared with the prior-year period.

Interest expense for the first fiscal quarter of 2015 was $5.8 million compared with $8.6 million for the first fiscal quarter of 2014, reflecting the favorable adjustment of previously recognized interest expense of $2.4 million.  As noted above, the adjustment was recognized upon the lapse of a statutory period related to a liability for a non-income tax position of an acquired company.

The income tax rate was 24.5% in the first fiscal quarter of 2015 compared with 20.2% in the prior-year period.  In the first fiscal quarter of 2015 we recognized $0.5 million of discrete tax expense principally related to the following items.  The first item was approximately $2.0 million of discrete tax expense principally related to reconciling the prior year’s income tax return to the income tax provision.  The second item was approximately $1.5 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits.  In the first fiscal quarter of 2014, we recognized $0.5 million of discrete tax benefits principally related to the release of reserves due to the expiration of a statute of limitations.  The income tax rate differed from the statutory rate in the first fiscal quarter of 2015 and 2014, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $2.9 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.

New orders for the first fiscal quarter of 2015 were $432.1 million compared with $486.0 million for the same period in 2014.  Backlog was $1.1 billion at January 30, 2015, at the end of fiscal 2014 and $1.2 billion at January 31, 2014.

Liquidity and Capital Resources

Cash and cash equivalents at January 30, 2015 totaled $128.1 million, a decrease of $110.0 million from October 31, 2014.  Net working capital increased to $824.4 million at January 30, 2015, from $761.4 million at October 31, 2014.  Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expenses.  Cash flows provided by operating activities were $5.2 million and $49.9 million in the first fiscal quarter of 2015 and 2014, respectively.  The decrease in cash flow from operating activities reflected lower net earnings and lower cash receipts on collections of accounts receivable compared to the prior-year period.

Cash flows used by investing activities were $193.2 million and $56.1 million in the first fiscal quarter of 2015 and 2014, respectively.  Cash flows used by investing activities in the first fiscal quarter of 2015 mainly reflected capital expenditures of $13.1 million and an escrow deposit of $180.1 million for the acquisition of the display business of Barco.  Cash flows used by investing activities in the first fiscal quarter of 2014 mainly reflected cash paid for acquisitions of $44.6 million and capital expenditures of $11.5 million.

Cash flows provided by financing activities were $91.5 million in the first fiscal quarter of 2015 and mainly reflected $180.0 million in proceeds from our credit facilities and $2.6 million from the issuance of common stock under our employee stock plans, partially offset by $90.2 million in shares repurchased.  Cash flows provided by financing activities were $38.6 million in the first fiscal quarter of 2014 and mainly reflected $25.0 million in proceeds from our credit facilities and $14.7 million from the issuance of common stock under our employee stock plans.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $65 million during fiscal 2015, compared with $45.7 million expended in fiscal 2014 (excluding acquisitions).

Total debt at January 30, 2015, was $794.7 million and consisted of $250.0 million of 2020 Notes, $159.7 million of the U.S. Term Loan, $280.0 million in borrowings under our secured credit facility, $46.4 million in government refundable advances, $58.4 million under capital lease obligations, and $0.2 million under our various foreign currency debt agreements and other debt agreements.

We believe cash on hand and funds generated from operations and borrowing capacity available under our debt facilities are sufficient to fund operating cash requirements and capital expenditures through the next twelve months.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, that may cause our or the industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  You should not place undue reliance on these forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements.  Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first three months of fiscal 2015.  A discussion of our exposure to market risk is provided in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Item 4.               Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 30, 2015.  Based upon that evaluation, they concluded as of January 30, 2015, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of January 30, 2015, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

See Note 9 to the Consolidated Financial Statements included in Part 1, Item 1 of this report for information regarding legal proceedings.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Dollar Value
			Shares Purchased	of Shares
			as Part of	That May Yet
	Total Number	Average	Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Repurchased	Per Share	or Programs	or Programs
November 1, 2014 to November 28, 2014	61,208	$116.34	61,208	$162,617,349
November 29, 2014 to December 26, 2014	297,088	106.94	297,088	130,846,614
December 27, 2014 to January 30, 2015	491,352	109.36	491,352	77,112,691
Total	849,648		849,648

On June 19, 2014, our board of directors authorized a new share repurchase program for the repurchase of up to an aggregate of $200 million of the Company’s outstanding common stock.  All of the repurchases in the table above were made through that program.

Item 6.               Exhibits

Exhibit
Number		Exhibit Index

10.1	*	Relocation Agreement Between Alain M. Durand and Esterline Technologies Corporation dated June 19, 2014.

11		Schedule setting forth computation of basic and diluted earnings per share for the three month periods ended January 30, 2015, and January 31, 2014.

31.1		Certification of Chief Executive Officer.

31.2		Certification of Chief Financial Officer.

32.1		Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: March 6, 2015	By:	/s/ Robert D. George
Robert D. George
Chief Financial Officer, Vice President, and
Corporate Development
(Principal Financial Officer)