Form 10-Q
period 2015-05-01
ESTERLINE TECHNOLOGIES CORP
filed 2015-06-08
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2015.

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

As of June 2, 2015, 30,809,348 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of May 1, 2015 and October 31, 2014

(In thousands, except share amounts)

	May 1,	October 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$172,645	$238,144
Accounts receivable, net of allowances of $9,808 and $10,023	384,662	379,889
Inventories
Raw materials and purchased parts	179,908	165,839
Work in progress	196,920	178,354
Finished goods	102,760	89,402
	479,588	433,595

Income tax refundable	9,394	5,266
Deferred income tax benefits	52,524	48,679
Prepaid expenses	23,892	20,336
Other current assets	3,600	2,149
Current assets of businesses held for sale	40,399	41,446
Total Current Assets	1,166,704	1,169,504

Property, Plant and Equipment	716,721	721,460
Accumulated depreciation	410,123	402,118
	306,598	319,342

Other Non-Current Assets
Goodwill	1,074,437	1,071,786
Intangibles, net	475,931	471,377
Debt issuance costs, net of accumulated amortization of $2,336 and $5,743	11,162	4,295
Deferred income tax benefits	62,759	71,307
Other assets	21,825	14,179
Non-current assets of businesses held for sale	56,952	71,677
	$3,176,368	$3,193,467

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of May 1, 2015 and October 31, 2014

(In thousands, except share amounts)

	May 1,	October 31,
	2015	2014
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$123,448	$115,284
Accrued liabilities	264,493	262,536
Current maturities of long-term debt	1,002	12,774
Deferred income tax liabilities	2,851	1,773
Federal and foreign income taxes	1,617	1,571
Current liabilities of businesses held for sale	14,181	14,191
Total Current Liabilities	407,592	408,129

Long-Term Liabilities
Credit facilities	120,000	100,000
Long-term debt, net of current maturities	722,954	509,720
Deferred income tax liabilities	137,983	149,165
Pension and post-retirement obligations	57,968	62,693
Other liabilities	29,958	46,884
Non-current liabilities of businesses held for sale	19,427	18,876

Shareholders' Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued 32,302,123 and 32,123,717 shares	6,460	6,425
Additional paid-in capital	672,319	655,723
Treasury stock at cost, repurchased 1,431,664 and 269,228 shares	(157,604)	(30,262)
Retained earnings	1,415,637	1,387,508
Accumulated other comprehensive loss	(266,348)	(131,577)
Total Esterline shareholders' equity	1,670,464	1,887,817
Noncontrolling interests	10,022	10,183
Total Shareholders' Equity	1,680,486	1,898,000
	$3,176,368	$3,193,467

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the Three and Six Month Periods Ended May 1, 2015 and May 2, 2014

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2015	2014	2015	2014

Net Sales	$500,080	$510,861	$946,424	$996,801
Cost of Sales	336,429	331,636	637,423	646,841
	163,651	179,225	309,001	349,960
Expenses
Selling, general & administrative	100,742	92,035	194,398	181,167
Research, development and engineering	27,000	25,536	49,455	51,182
Restructuring charges	922	2,078	3,972	6,874
Other (income) expense	-	-	(12,744)	-
Total Expenses	128,664	119,649	235,081	239,223

Operating Earnings from Continuing Operations	34,987	59,576	73,920	110,737
Interest Income	(124)	(136)	(303)	(255)
Interest Expense	8,564	8,434	14,405	17,059
Loss on Extinguishment of Debt	329	-	329	-

Earnings from Continuing Operations Before Income Taxes	26,218	51,278	59,489	93,933
Income Tax Expense	4,542	10,386	12,692	19,012
Earnings from Continuing Operations Including Noncontrolling Interests	21,676	40,892	46,797	74,921

Earnings Attributable to Noncontrolling Interests	(44)	(297)	(107)	(383)
Earnings from Continuing Operations Attributable to Esterline, Net of Tax	21,632	40,595	46,690	74,538

Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(1,822)	(3,691)	(18,561)	(7,556)

Net Earnings Attributable to Esterline	$19,810	$36,904	$28,129	$66,982

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$0.70	$1.28	$1.49	$2.35
Discontinued operations	(0.06)	(0.12)	(0.59)	(0.24)
Earnings (Loss) Per Share Attributable to Esterline - Basic	$0.64	$1.16	$0.90	$2.11

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$0.69	$1.25	$1.46	$2.30
Discontinued operations	(0.06)	(0.11)	(0.58)	(0.23)
Earnings (Loss) Per Share Attributable to Esterline - Diluted	$0.63	$1.14	$0.88	$2.07

Comprehensive Income (Loss)	$33,544	$80,121	$(106,642)	$69,683

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Month Periods Ended May 1, 2015 and May 2, 2014

(Unaudited)

(In thousands)

	May 1,	May 2,
	2015	2014

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$28,236	$67,365
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	49,853	59,282
Deferred income taxes	(7,472)	(8,410)
Share-based compensation	5,552	6,648
Gain on release of non-income tax liability	(15,656)	-
Loss on assets held for sale	15,846	-
Working capital changes, net of effect of acquisitions:
Accounts receivable	12,183	33,331
Inventories	(24,280)	(33,485)
Prepaid expenses	(5,208)	(8,072)
Other current assets	(327)	(276)
Accounts payable	(2,920)	(10,650)
Accrued liabilities	(10,440)	(13,224)
Federal and foreign income taxes	56	(3,754)
Other liabilities	2,297	(1,587)
Other, net	7,958	(2,716)
	55,678	84,452

Cash Flows Provided (Used) by Investing Activities
Purchase of capital assets	(23,435)	(21,297)
Acquisition of business, net of cash acquired	(171,070)	(44,043)
	(194,505)	(65,340)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	9,335	22,957
Excess tax benefits from stock option exercises	1,744	5,297
Shares repurchased	(127,342)	-
Repayment of long-term credit facilities	(190,000)	(25,000)
Repayment of long-term debt	(167,478)	(19,302)
Proceeds from issuance of long-term credit facilities	210,000	25,000
Proceeds from issuance of long-term debt	356,532	-
Proceeds from government assistance	3,142	-
Dividends paid to noncontrolling interests	-	(780)
Debt and other issuance costs	(7,890)	-
	88,043	8,172

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(14,715)	981
Net Increase (Decrease) in Cash and Cash Equivalents	(65,499)	28,265

Cash and Cash Equivalents - Beginning of Year	238,144	179,178
Cash and Cash Equivalents - End of Period	$172,645	$207,443

Supplemental Cash Flow Information:
Cash paid for interest	$13,795	$14,688
Cash paid for taxes	14,472	29,724

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended May 1, 2015 and May 2, 2014

Note 1 – Basis of Presentation

The consolidated balance sheet as of May 1, 2015, the consolidated statement of operations and comprehensive income (loss) for the three and six month periods ended May 1, 2015, and May 2, 2014, and the consolidated statement of cash flows for the six month periods ended May 1, 2015, and May 2, 2014, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the above statements do not include all of the footnotes required for complete financial statements.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year.  Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America.  The first six months of fiscal 2015 was 26 weeks, while the first six months of fiscal 2014 was 27 weeks.

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

In April 2015, the Financial Accounting Standards Board (FASB) amended requirements related to the presentation of debt issuance cost.  The updated standard requires debt issuance costs related to recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  The recognition and measurement of debt issuance costs are not affected by this amendment.   The updated standard is effective for the Company in the first fiscal quarter of 2016.  The Company does not expect that the standard will have a material impact on its consolidated financial statements and related disclosures.

Note 3 – Earnings Per Share and Shareholders’ Equity

Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year.  Diluted earnings per share includes the dilutive effect of stock options and restricted stock units.  Common shares issuable from stock options excluded from the calculation of diluted earnings per share because they were anti-dilutive were 243,450 and 177,100 in the second fiscal quarter of 2015 and 2014, respectively.  Shares used for calculating earnings per share are disclosed in the following table.

In Thousands	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2015	2014	2015	2014

Shares used for basic earnings per share	31,005	31,867	31,306	31,733
Shares used for diluted earnings per share	31,525	32,475	31,839	32,348

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value).  As of May 1, 2015, and October 31, 2014, there were no shares of preferred stock or serial preferred stock outstanding.

On June 19, 2014, the Company’s board of directors approved a $200 million share repurchase program.  In March 2015, the Company’s board of directors approved an additional $200 million for the share repurchase program.  Under the program, the Company is authorized to repurchase up to $400 million of outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  Repurchases may be made in the open market or through private transactions, in accordance with SEC requirements.  The Company may enter into a Rule 10(b)5-1 plan designed to facilitate the repurchase of all or a portion of the repurchase amount.  The program does not require the Company to acquire a specific number of shares.  Common stock repurchased can be reissued, and accordingly, the Company accounts for repurchased stock under the cost method of accounting.

During the six months ended May 1, 2015, the Company repurchased 1,162,436 shares under this program at an average price paid per share of $109.55, for an aggregate purchase price of $127.3 million.

Changes in issued and outstanding common shares are summarized as follows:

	May 1,	October 31,
	2015	2014

Shares Issued:
Balance, beginning of year	32,123,717	31,441,949
Shares issued under share-based compensation plans	178,406	681,768
Balance, end of current period	32,302,123	32,123,717

Treasury Stock:
Balance, beginning of year	269,228	-
Shares purchased	1,162,436	269,228
Balance, end of current period	1,431,664	269,228

Shares outstanding, end of period	30,870,459	31,854,489

The components of Accumulated Other Comprehensive Gain (Loss):

In Thousands	May 1,	October 31,
	2015	2014

Unrealized loss on derivative contracts	$(19,807)	$(14,179)
Tax effect	5,350	3,890
	(14,457)	(10,289)

Pension and post-retirement obligations	(80,438)	(90,225)
Tax effect	26,784	30,072
	(53,654)	(60,153)

Currency translation adjustment	(198,237)	(61,135)
Accumulated other comprehensive gain (loss)	$(266,348)	$(131,577)

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

In Thousands	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2015	2014	2015	2014
Components of Net Periodic Cost
Service cost	$2,830	$2,894	$5,700	$5,623
Interest cost	4,175	4,765	8,529	9,577
Expected return on plan assets	(6,385)	(6,939)	(12,859)	(13,451)
Settlement	-	-	2,991	-
Amortization of prior service cost	17	19	35	38
Amortization of actuarial (gain) loss	1,131	1,343	2,399	2,700
Net periodic cost (benefit)	$1,768	$2,082	$6,795	$4,487

The Company’s principal post-retirement plans include non-U.S. plans, which are non-contributory healthcare and life insurance plans.  The components of expense of these other retirement benefits consisted of the following:

In Thousands	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2015	2014	2015	2014
Components of Net Periodic Cost
Service cost	$205	$228	$425	$463
Interest cost	134	184	277	373
Amortization of prior service cost	(17)	(17)	(34)	(34)
Amortization of actuarial (gain) loss	(23)	(66)	(49)	(134)
Net periodic cost (benefit)	$299	$329	$619	$668

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at May 1, 2015, and October 31, 2014.

In Thousands	Level 2
	May 1,	October 31,
	2015	2014
Assets:
Derivative contracts designated as hedging instruments	$1,912	$24
Derivative contracts not designated as hedging instruments	1,006	1,081
Embedded derivatives	3,647	2,351

Liabilities:
Derivative contracts designated as hedging instruments	$22,079	$14,592
Derivative contracts not designated as hedging instruments	4,333	4,188
Embedded derivatives	1,128	15

In Thousands	Level 3
	May 1,	October 31,
	2015	2014
Liabilities:
Contingent purchase obligation	$5,000	$5,000

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

From time to time, the Company’s derivative contracts consist of foreign currency exchange contracts and interest rate swap agreements.  These derivative contracts are over the counter, and their fair value is determined using modeling techniques that include market inputs such as interest rates, yield curves, and currency exchange rates.  These contracts are categorized as Level 2 in the fair value hierarchy.

The Company’s contingent purchase obligations consist of additional contingent consideration in connection with the acquisition of Sunbank Family of Companies, LLC (Sunbank) of $5.0 million as of May 1, 2015.  The contingent considerations will be payable to the sellers if certain performance objectives are met following the acquisition in accordance with the terms of the purchase agreement.  The values recorded on the balance sheet were derived from the estimated probability that the performance objectives will be met. The contingent purchase obligation is categorized as Level 3 in the fair value hierarchy.

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

The fair value of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements.  At May 1, 2015, and October 31, 2014, the Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral.  The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates.  These exposures arise primarily from purchases or sales of products and services from third parties.  Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies.  At May 1, 2015, and October 31, 2014, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $374.2 million and $396.2 million, respectively.  These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

Net Investment Hedge

In April 2015, the Company issued €330.0 million in 3.625% Senior Notes due April 2023 (2023 Notes) and requiring semi-annual interest payment in April and October each year until maturity.  The Company designated the 2023 Notes a hedge of the investment of certain foreign business units.  The foreign currency gain or loss that is effective as a hedge is reported as a component of other comprehensive income (loss) in shareholders’ equity.  To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings.  There was no ineffectiveness since inception of the hedge.  The Company also designated the accrued interest on the 2023 Notes as a net investment hedge.

In July 2011, the Company entered into a Euro Term Loan for €125.0 million under the secured credit facility.  The Company designated the Euro Term Loan a hedge of the investment in a certain French business unit.  The foreign currency gain or loss that is effective as a hedge is reported as a component of other comprehensive income (loss) in shareholders’ equity.  To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings.  There was no ineffectiveness since inception of the hedge.  On June 30, 2014, the Company paid off the remaining balance of the Euro Term Loan.  As a result, the Company recorded a net loss of $0.5 million on extinguishment of debt.

Fair Value of Derivative Instruments

Fair value of derivative instruments in the Consolidated Balance Sheet at May 1, 2015, and October 31, 2014, consisted of:

In Thousands		Fair Value
		May 1,	October 31,
	Classification	2015	2014
Foreign Currency Forward Exchange Contracts:
	Other current assets	$2,267	$1,052
	Other assets	651	53
	Accrued liabilities	20,983	15,490
	Other liabilities	5,429	3,290

Embedded Derivative Instruments:
	Other current assets	$541	$296
	Other assets	3,106	2,055
	Accrued liabilities	105	15
	Other liabilities	1,023	-

The effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six month periods ended May 1, 2015, and May 2, 2014, consisted of:

Fair Value Hedges

We recognized the following gains (losses) on contracts designated as fair value hedges:

In Thousands	Three Months Ended		Six Months Ended
Gain (Loss)	May 1,	May 2,	May 1,	May 2,
	2015	2014	2015	2014

Embedded derivatives:
Recognized in sales	$(5,230)	$(1,881)	$654	$866

Cash Flow Hedges

We recognized the following gains (losses) on contracts designated as cash flow hedges:

In Thousands	Three Months Ended		Six Months Ended
Gain (Loss)	May 1,	May 2,	May 1,	May 2,
	2015	2014	2015	2014

Foreign currency forward exchange contracts:
Recognized in AOCI (effective portion)	$24,588	$9,034	$7,780	$(2,735)
Reclassified from AOCI into sales	(8,627)	(2,242)	(13,408)	(2,741)

Net Investment Hedges

We recognized the following gains (losses) on contracts designated as net investment hedges:

In Thousands	Three Months Ended		Six Months Ended
Gain (Loss)	May 1,	May 2,	May 1,	May 2,
	2015	2014	2015	2014

Euro Term Loan:
Recognized in AOCI	$-	$(556)	$-	$(28)

2023 Notes:
Recognized in AOCI	$(13,035)	$-	$(13,035)	$-

During the first six months of fiscal 2015 and 2014, the Company recorded a loss of $1.8 million and a gain of $0.8 million, respectively, on foreign currency forward exchange contracts that have not been designated as accounting hedges.  These foreign currency exchange gains (losses) are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first six months of fiscal 2015 and 2014.  In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first six months of fiscal 2015 and 2014.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles.  The Company expects to reclassify approximately $15.9 million of net loss into earnings over the next 12 months.  The $15.9 million loss will reduce the Company’s U.S.-dollar-denominated sales covered by qualified forward contracts to the forward rate when the Company entered into the forward contracts.  The maximum duration of the Company’s foreign currency cash flow hedge contracts at May 1, 2015, is 24 months.

Note 7 – Income Taxes

The income tax rate was 17.3% in the second fiscal quarter of 2015 compared with 20.3% in the prior-year period.  In the second fiscal quarter of 2015 we recognized $0.3 million of discrete tax expense principally related to reconciling the prior year’s income tax return to the income tax provision.  In the second fiscal quarter of 2014, we recognized $0.6 million of discrete tax benefits principally related to the reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.  The income tax rate differed from the statutory rate in the second fiscal quarter of 2015 and 2014, as both years benefited from various tax credits and certain foreign interest expense deductions.

The income tax rates were 21.3% and 20.2% for the first six months of fiscal 2015 and 2014, respectively.  In the first six months of fiscal 2015, the Company recognized $0.8 million of discrete tax expense principally related to the following items.  The first item was approximately $2.3 million of discrete tax expense principally related to reconciling the prior year’s income tax return to the income tax provision.  The second item was approximately $1.5 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits.  In the first six months of fiscal 2014, the Company recognized approximately $1.1 million of discrete tax benefits principally related to the following items.  The first item was approximately $0.6 million of tax benefits due to the release of reserves due to the expiration of a statute of limitations.  The second item was a $0.5 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.  The income tax rate differed from the statutory rate in the first six months of fiscal 2015 and 2014, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $2.5 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.

Note 8 – Debt

In March 2011, the Company entered into a secured credit facility for $460 million made available through a group of banks.  The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates.  On April 9, 2015, the Company amended the secured credit facility to extend the expiration to April 9, 2020, increase the revolving credit facility to $500 million, and provide for a delayed-draw term loan facility of $250 million.  Borrowing under the delayed-draw term loan facility, if utilized, may be used only for working capital and repayment or refinancing of our existing indebtedness and to pay the fees and expenses in connection therewith.  The interest rate on the credit facility ranges from LIBOR plus 1.25% to LIBOR plus 2.00% depending on the leverage ratios at the time the funds are drawn.  At May 1, 2015, the Company had $120.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.50%, which was 1.68% at May 1, 2015.

In April 2013, the Company amended the secured credit facility to provide for a $175.0 million term loan (U.S. Term Loan).  The interest rate on the U.S. Term Loan ranges from LIBOR plus 1.5% to LIBOR plus 2.25% depending on the leverage ratios at the time the funds are drawn.  On April 8, 2015, the Company paid off the $175 million U.S. Term Loan.  In connection with the redemption, the Company wrote off $0.3 million in unamortized debt issuance costs as a loss on extinguishment of debt in the second fiscal quarter of 2015.

In August 2010, the Company issued $250.0 million in 7% Senior Notes due August 1, 2020 (2020 Notes), and requiring semi-annual interest payments in March and September of each year until maturity.  The net proceeds from the sale of the notes, after deducting $4.4 million of debt issuance cost, were $245.6 million.  The 2020 Notes are general unsecured senior obligations of the Company.  The 2020 Notes are guaranteed, jointly and severally on a senior basis, by all the existing and future domestic subsidiaries of the Company unless designated as an “unrestricted subsidiary,” and those foreign subsidiaries that executed related subsidiary guarantees under the indenture covering the 2020 Notes.  The 2020 Notes are subject to redemption at the option of the Company at any time prior to August 1, 2015, at a price equal to 100% of the principal amount, plus any accrued interest to the date of redemption and a make-whole provision.  The 2020 Notes are also subject to redemption at the option of the Company, in whole or in part, on or after August 1, 2015, at redemption prices starting at 103.500% of the principal amount plus accrued interest during the period beginning August 1, 2015, and declining annually to 100% of principal and accrued interest on or after August 1, 2018.

In April 2015, the Company issued €330.0 million in 3.625% 2023 Notes requiring semi-annual interest payments in April and October of each year until maturity.  The net proceeds from the sale of the notes, after deducting $5.7 million of debt issuance cost, were $350.8 million.  The 2023 Notes are general unsecured senior obligations of the Company.  The 2023 Notes are unconditionally guaranteed on a senior basis by the Company and certain subsidiaries of the Company that are guarantors under the Company’s existing secured credit facility.  The 2023 Notes are subject to redemption at the option of the Company at any time prior to April 15, 2018, at a price equal to 100% of the principal amount, plus any accrued interest to the date of redemption and a make-whole provision.  The Company may also redeem up to 35% of the 2023 Notes before April 15, 2018, with the net cash proceeds from equity offerings.  The 2023 Notes are also subject to redemption at the option of the Company, in whole or in part, on or after April 15, 2018, at redemption prices starting at 102.719% of the principal amount plus accrued interest during the period beginning April 15, 2018, and declining annually to 100% of principal and accrued interest on or after April 15, 2021.

Based on quoted market prices, the approximate fair value of the Company’s 2020 Notes was approximately $261.7 million and $266.9 million as of May 1, 2015, and October 31, 2014, respectively.  Based on quoted market prices, the approximate fair value of the Company’s 2023 Notes was approximately $371.0 million as of May 1, 2015.  The carrying amount of the secured credit facility approximates fair value.  Estimates of fair value for the 2020 Notes and 2023 Notes are based on quoted market prices, and are considered Level 2 inputs as defined in the fair value hierarchy described in Note 5.

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation.  The repayment of this advance is based on year-over-year commercial aviation revenue growth at CMC beginning in 2014.  Imputed interest on the advance was 4.30% at May 1, 2015.  The debt recognized was $46.0 million and $51.9 million as of May 1, 2015, and October 31, 2014, respectively.

Note 9 – Commitments and Contingencies

As of May 1, 2015, and October 31, 2014, the Company had a $1.1 million and $1.5 million liability, respectively, related to environmental remediation at a previously sold business for which the Company provided indemnification.

In the first fiscal quarter of 2015, the Company recognized a $15.7 million gain and a $2.4 million reduction in interest expense upon the lapse of a statutory period related to a liability for a non-income tax position of an acquired company.

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

The settlement amount in the Consent Agreement was consistent with the amount proposed by DTCC in August 2013, for which the Company estimated and recorded a $10 million charge in the third fiscal quarter ended July 26, 2013.  The $10 million portion of the settlement that is not subject to suspension will be paid in installments, with $4 million paid in March 2014, $2 million paid in February 2015, and $2 million to be paid in each of March 2016 and 2017.  The Company expects some part of recent investments made in its ITAR compliance program will be eligible for credit against the suspended portion of the settlement amount, which include:  additional staffing, ongoing implementation of a new software system, employee training, and establishment of a regular compliance audit program and corrective action process.  The Company expects recent and future investments in remedial compliance measures will be sufficient to cover the $10 million suspended payment.

Note 10 – Employee Stock Plans

As of May 1, 2015, the Company had three share-based compensation plans, which are described below.  The compensation cost that has been charged against income for those plans was $5.6 million and $6.6 million for the first six months of fiscal 2015 and 2014, respectively.  During the first six months of fiscal 2015 and 2014, the Company issued 178,406 and 491,320 shares, respectively, under its share-based compensation plans.

Employee Stock Purchase Plan (ESPP)

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded.

Employee Sharesave Scheme

The Company offers shares under its employee sharesave scheme for U.K. employees.  This plan allows participants the option to purchase shares at a 5% discount of the market price of the stock as of the beginning of the offering period.  The term of these options is three years.  The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan.  Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 25,984 and 29,242 options in the six month periods ended May 1, 2015, and May 2, 2014, respectively.  The weighted-average grant date fair value of options granted during the six month periods ended May 1, 2015, and May 2, 2014, was $24.31 and $27.03 per share, respectively.

	Six Months Ended
	May 1,	May 2,
	2015	2014

Volatility	25.80%	33.69%
Risk-free interest rate	0.93%	0.73%
Expected life (years)	3	3
Dividends	0	0

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 188,500 and 191,900 options to purchase shares in the six month periods ended May 1, 2015, and May 2, 2014, respectively.  The weighted-average grant date fair value of options granted during the six month periods ended May 1, 2015, and May 2, 2014, was $48.63 and $45.20 per share, respectively.

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

	Six Months Ended
	May 1,	May 2,
	2015	2014

Volatility	40.73 - 41.89%	41.87 - 43.17%
Risk-free interest rate	1.43 - 2.00%	1.73 - 2.99%
Expected life (years)	5 - 9	5 - 9
Dividends	0	0

The Company granted 20,300 and 77,075 restricted stock units in the six month periods ended May 1, 2015, and May 2, 2014, respectively.  The weighted-average grant date fair value of restricted stock units granted during the six month periods ended May 1, 2015, and May 2, 2014, was $113.98 and $84.34 per share, respectively.  The fair value of each restricted stock unit granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.

Note 11 – Acquisitions

On January 31, 2015, the Company acquired the defense, aerospace and training display (DAT) business of Belgium-based Barco N.V. (Barco) for €150 million, or approximately $171 million, in cash.  The Company incurred a $2.9 million foreign currency exchange loss in the funding of the acquisition in the first fiscal quarter of 2015.  The Company financed the acquisition primarily using international cash reserves, with the balance funded by borrowings under its existing credit facility.  The display business develops and manufactures visualization solutions for a variety of demanding defense and commercial aerospace applications.  The display business is included in our Avionics & Controls segment.

The following summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.  The fair value adjustment for inventory was $7.1 million, which will be recognized as cost of goods sold over 13 months, the estimated inventory turnover.  Acquisition related costs of $3.3 million have been recognized as selling, general and administrative expense.  The purchase price includes the value of existing technologies, the introduction of new technologies, and the addition of new customers.  These factors resulted in recording goodwill of $63.5 million.  The amount allocated to goodwill is not deductible for income tax purposes.

In Thousands
As of January 31, 2015

Current assets	$80,400
Property, plant and equipment	4,188
Intangible assets subject to amortization
Programs (15 year average useful life)	53,013
Trade name (10 year average useful life)	452
Contracts (3 year average useful life)	3,161
Goodwill	63,508
Other assets	3,401
Total assets acquired	208,123

Current liabilities assumed	33,368
Long-term liabilities assumed	3,685
Net assets acquired	$171,070

On December 20, 2013, the Company acquired Sunbank for $51.7 million.  The purchase price included $5 million in additional contingent consideration based upon achievement of certain sales levels over a two-year period.  Sunbank is a manufacturer of electrical cable accessories, connectors and flexible conduit systems.  Sunbank is included in the Sensors & Systems segment.

Note 12 – Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is as follows:

In Thousands	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2015	2014	2015	2014

Net earnings	$19,810	$36,904	$28,129	$66,982
Change in fair value of derivative financial instruments, net of tax (1)	11,596	4,963	(4,168)	(3,960)
Change in pension and post-retirement obligations, net of tax (2)	(189)	254	6,499	2,146
Currency translation adjustment	2,327	38,000	(137,102)	4,515
Comprehensive Income (Loss)	$33,544	$80,121	$(106,642)	$69,683

[1]

Net of tax expense of $(4,365) and $(1,828) for the second fiscal quarter of 2015 and 2014, respectively.  Net of tax benefit of $1,460 and $1,516 for the first six months of fiscal 2015 and 2014, respectively.

[2]

Net of tax expense of $(36) and $(214) for the second fiscal quarter of 2015 and 2014, respectively.  Net of tax expense of $(3,288) and $(1,016) for the first six months of fiscal 2015 and 2014, respectively.

Note 13 – Restructuring

On December 5, 2013, the Company announced the acceleration of its plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions.  These integration activities are expected to result in charges and expenses for a total of $35 million in fiscal 2014 and fiscal 2015.  Total restructuring expenses were $20.4 million in fiscal 2014.  The costs are for exit and relocation of facilities, losses on the write off of certain property, plant and equipment, and severance.  In the first six months of fiscal 2015, restructuring expense totaled $7.3 million, as more fully described in the following table:

In Thousands		Write Off of
	Exit &	Property,
	Relocation	Plant &
	of Facilities	Equipment	Severance	Total

Cost of sales	$2,414	$560	$402	$3,376
Restructuring charges	2,901	-	1,071	3,972
Total	$5,315	$560	$1,473	$7,348

In the first six months of fiscal 2014, restructuring expense totaled $8.9 million, as more fully described in the following table:

In Thousands		Write Off of
	Exit &	Property,
	Relocation	Plant &
	of Facilities	Equipment	Severance	Total

Cost of sales	$2,051	$-	$-	$2,051
Restructuring charges	822	2,470	3,582	6,874
Total	$2,873	$2,470	$3,582	$8,925

The Company has recorded an accrued liability of $2.7 million and $5.9 million for these activities as of May 1, 2015, and October 31, 2014, respectively.

In Thousands	Accrued
Liabilities

Beginning Balance as of October 25, 2013	$-
Amounts accrued and incurred	20,388
Amounts paid	(11,688)
Write-off	(2,585)
Currency translation adjustment	(200)
Balance as of October 31, 2014	$5,915

Amounts accrued and incurred	7,348
Amounts paid	(9,845)
Write-off	(560)
Currency translation adjustment	(130)
Balance as of May 1, 2015	$2,728

Note 14 – Discontinued Operations

On September 3, 2014, the Company approved a plan to sell certain non-core business units including Eclipse, a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; and a small distribution business.  These businesses were not separate reporting units as defined under U.S. GAAP and no indicator of impairment existed at August 1, 2014, requiring an impairment test of their corresponding reporting units’ goodwill or these businesses’ long-lived assets.  Based upon the estimated fair values, the Company incurred an estimated after-tax loss of $49.5 million in the fourth fiscal quarter of 2014 on assets held for sale in discontinued operations.  Principal assumptions used in measuring the estimated after-tax loss included estimated selling price of the discontinued business, discount rates, industry growth rates, and pricing of comparable transactions in the market.  Eclipse and the distribution business are included in the Avionics & Controls segment, Wallop is included in the Advanced Materials segment, and PA&E is included in the Sensors & Systems segment.

During the second fiscal quarter of 2015, the Company incurred a loss of $1.8 million on discontinued operations.  During the first six months of fiscal 2015, the Company incurred a loss on discontinued operations of $18.6 million, including a $15.8 million loss on assets held for sale.  For the first six months of fiscal 2015, a $10.2 million loss on assets held for sale at Avionics & Controls was principally due the reduction of Eclipse’s estimated selling price based upon lower expectations of earnings for the business and continuing negotiations with the buyer.  The $5.1 million write-off in Advanced Materials was due to the effects of valuing Wallop’s balance sheet at the current exchange rate incurred in the first six months of fiscal 2015.

In the first fiscal quarter of 2015, the Company recorded a $1.2 million increase in a liability related to environmental remediation at a previously sold business for which the Company provided indemnification.  A loss of $0.8 million, net of tax, is reflected in discontinued operations.

The operating results of the discontinued operations for the three month period ended May 1, 2015, consisted of the following:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

Net Sales	$7,111	$6,632	$3,304	$-	$17,047

Operating earnings (loss)	(735)	1,187	(1,010)	-	(558)
Gain (loss) on net assets held for sale	1,361	(622)	(2,508)	-	(1,769)
Tax expense (benefit)	(301)	3	(207)	-	(505)
Income (loss) from discontinued operations	$927	$562	$(3,311)	$-	$(1,822)

The operating results of the discontinued operations for the six month period ended May 1, 2015, consisted of the following:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

Net Sales	$13,913	$12,265	$6,105	$-	$32,283

Operating earnings (loss)	(1,517)	1,737	(3,079)	(1,185)	(4,044)
Gain (loss) on net assets held for sale	(10,153)	(622)	(5,071)	-	(15,846)
Tax expense (benefit)	(557)	198	(559)	(411)	(1,329)
Income (loss) from discontinued operations	$(11,113)	$917	$(7,591)	$(774)	$(18,561)

The operating results of the discontinued operations for the three month period ended May 2, 2014, consisted of the following:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

Net Sales	$10,985	$5,623	$2,105	$-	$18,713

Operating earnings (loss)	(1,743)	(25)	(2,816)	(343)	(4,927)
Gain (loss) on net assets held for sale	-	-	-	-	-
Tax expense (benefit)	(649)	(4)	(583)	-	(1,236)
Income (loss) from discontinued operations	$(1,094)	$(21)	$(2,233)	$(343)	$(3,691)

The operating results of the discontinued operations for the six month period ended May 2, 2014, consisted of the following:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

Net Sales	$17,534	$10,938	$9,281	$-	$37,753

Operating earnings (loss)	(4,719)	(419)	(4,824)	(343)	(10,305)
Gain (loss) on net assets held for sale	-	-	-	-	-
Tax expense (benefit)	(1,616)	(134)	(999)	-	(2,749)
Income (loss) from discontinued operations	$(3,103)	$(285)	$(3,825)	$(343)	$(7,556)

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at May 1, 2015, are comprised of the following:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Total

Accounts receivable, net	$3,352	$3,678	$3,266	$10,296
Inventories	12,924	9,141	5,733	27,798
Prepaid expenses	295	237	401	933
Deferred income tax benefits	697	675	-	1,372
Income tax refundable	-	-	-	-
Current Assets of Businesses Held for Sale	$17,268	$13,731	$9,400	$40,399

Net property, plant and equipment	$1,777	$3,990	$16,867	$22,634
Intangibles, net	15,642	10,205	6,957	32,804
Deferred income tax benefits	-	-	-	-
Other assets	-	-	1,514	1,514
Non-Current Assets of Businesses Held for Sale	$17,419	$14,195	$25,338	$56,952

Accounts payable	$3,314	$1,107	$5,536	$9,957
Accrued liabilities	1,738	1,018	1,468	4,224
Current Liabilities of Businesses Held for Sale	$5,052	$2,125	$7,004	$14,181

Deferred income tax liabilities	$11,148	$6,310	$1,641	$19,099
Other liabilities	307	21	-	328
Non-Current Liabilities of Businesses Held for Sale	$11,455	$6,331	$1,641	$19,427

Net Assets of Businesses Held for Sale	$18,180	$19,470	$26,093	$63,743

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at October 31, 2014, were comprised of the following:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Total

Accounts receivable, net	$5,154	$3,752	$2,106	$11,012
Inventories	12,646	7,972	5,258	25,876
Prepaid expenses	408	86	335	829
Deferred income tax benefits	671	680	-	1,351
Income tax refundable	-	-	2,378	2,378
Current Assets of Businesses Held for Sale	$18,879	$12,490	$10,077	$41,446

Net property, plant and equipment	$4,949	$4,105	$19,839	$28,893
Intangibles, net	22,228	10,659	8,327	41,214
Deferred income tax benefits	-	(30)	-	(30)
Other assets	-	-	1,600	1,600
Non-Current Assets of Businesses Held for Sale	$27,177	$14,734	$29,766	$71,677

Accounts payable	$2,194	$873	$6,326	$9,393
Accrued liabilities	1,765	1,008	2,025	4,798
Current Liabilities of Businesses Held for Sale	$3,959	$1,881	$8,351	$14,191

Deferred income tax liabilities	$11,084	$6,243	$1,537	$18,864
Other liabilities	-	-	12	12
Non-Current Liabilities of Businesses Held for Sale	$11,084	$6,243	$1,549	$18,876

Net Assets of Businesses Held for Sale	$31,013	$19,100	$29,943	$80,056

Note 15 – Business Segment Information

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

In Thousands	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2015	2014	2015	2014
Sales
Avionics & Controls	$210,589	$184,616	$387,067	$378,506
Sensors & Systems	176,425	205,111	340,081	386,885
Advanced Materials	113,066	121,134	219,276	231,410
	$500,080	$510,861	$946,424	$996,801

Earnings from Continuing Operations Before Income Taxes
Avionics & Controls	$9,449	$23,310	$28,551	$51,050
Sensors & Systems	22,564	23,124	32,135	43,756
Advanced Materials	24,981	30,179	41,512	48,187
Segment Earnings	56,994	76,613	102,198	142,993

Corporate expense	(22,007)	(17,037)	(41,022)	(32,256)
Other income	-	-	12,744	-
Interest income	124	136	303	255
Interest expense	(8,564)	(8,434)	(14,405)	(17,059)
Loss on extinguishment of debt	(329)	-	(329)	-
	$26,218	$51,278	$59,489	$93,933

Note 16 – Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of May 1, 2015, and October 31, 2014, and for the applicable periods ended May 1, 2015, and May 2, 2014, for (a) Esterline Technologies Corporation (the Parent); (b) TA Mfg. Limited, the issuer of the 2023 Notes; (c) on a combined basis, the current subsidiary guarantors (Guarantor Subsidiaries) of the secured credit facility, the 2020 Notes and the 2023 Notes for the periods after April 2015; and (d) on a combined basis, the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries) of the secured credit facility, the 2020 Notes and the 2023 Notes for the period after April 2015.  The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the secured credit facility, the 2020 Notes and the 2023 Notes.

Condensed Consolidating Balance Sheet as of May 1, 2015.

In Thousands				Non-
		TA Mfg.	Guarantor	Guarantor
	Parent	Ltd.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current Assets
Cash and cash equivalents	$23,591	$1,985	$2,883	$144,186	$-	$172,645
Accounts receivable, net	69	-	142,018	242,575	-	384,662
Inventories	-	-	193,498	286,090	-	479,588
Income tax refundable	-	-	-	9,394	-	9,394
Deferred income tax benefits	31,918	-	(1,220)	21,826	-	52,524
Prepaid expenses	185	-	8,302	15,405	-	23,892
Other current assets	74	-	111	3,415	-	3,600
Current assets of businesses held for sale	-	-	25,400	14,999	-	40,399
Total Current Assets	55,837	1,985	370,992	737,890	-	1,166,704

Property, Plant & Equipment, Net	1,397	-	160,832	144,369	-	306,598
Goodwill	-	-	372,021	702,416	-	1,074,437
Intangibles, net	-	-	101,998	373,933	-	475,931
Debt issuance costs, net	5,447	5,715	-	-	-	11,162
Deferred income tax benefits	18,169	-	-	44,590	-	62,759
Other assets	276	-	41,394	(19,845)	-	21,825
Non-current assets of businesses held for sale	-	-	-	56,952	-	56,952
Amounts Due From (To) Subsidiaries	-	349,959	794,188	-	(1,144,147)	-
Investment in Subsidiaries	3,162,577	642,929	1,009,042	14,644	(4,829,192)	-
Total Assets	$3,243,703	$1,000,588	$2,850,467	$2,054,949	$(5,973,339)	$3,176,368

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$3,536	$-	$36,820	$83,092	$-	$123,448
Accrued liabilities	16,247	1,189	87,274	159,783	-	264,493
Current maturities of long-term debt	-	-	862	140	-	1,002
Deferred income tax liabilities	558	-	1	2,292	-	2,851
Federal and foreign income taxes	(1,946)	(2,621)	(3,898)	10,082	-	1,617
Current liabilities of businesses held for sale	-	-	3,902	10,279	-	14,181
Total Current Liabilities	18,395	(1,432)	124,961	265,668	-	407,592

Credit Facilities	90,000	-	-	30,000	-	120,000
Long-Term Debt, Net	250,000	369,567	57,184	46,203	-	722,954
Deferred Income Tax Liabilities	57,654	-	(17,465)	97,794	-	137,983
Pension and Post-Retirement Obligations	18,904	-	862	38,202	-	57,968
Other Liabilities	14,680	-	194	15,084	-	29,958
Non-current liabilities of businesses held for sale	-	-	17,740	1,687	-	19,427
Amounts Due To (From) Subsidiaries	1,102,689	-	-	400,768	(1,503,457)	-
Shareholders' Equity	1,691,381	632,453	2,666,991	1,159,543	(4,469,882)	1,680,486
Total Liabilities and Shareholders' Equity	$3,243,703	$1,000,588	$2,850,467	$2,054,949	$(5,973,339)	$3,176,368

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three month period ended May 1, 2015.

In Thousands				Non-
		TA Mfg.	Guarantor	Guarantor
	Parent	Ltd.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$-	$-	$234,864	$266,456	$(1,240)	$500,080
Cost of sales	-	-	153,567	184,102	(1,240)	336,429
	-	-	81,297	82,354	-	163,651
Expenses
Selling, general and administrative	-	16	35,634	65,092	-	100,742
Research, development & engineering	-	-	12,520	14,480	-	27,000
Restructuring charges	-	-	922	-	-	922
Other (income) expense	-	-	(409)	409	-	-
Total Expenses	-	16	48,667	79,981	-	128,664

Operating Earnings from Continuing Operations	-	(16)	32,630	2,373	-	34,987
Interest Income	(4,029)	(860)	(7,268)	(7,490)	19,523	(124)
Interest Expense	6,857	889	12,467	7,874	(19,523)	8,564
Loss on Extinguishment of Debt	329	-	-		-	329
Earnings (Loss) from Continuing Operations Before Income Taxes	(3,157)	(45)	27,431	1,989	-	26,218
Income Tax Expense (Benefit)	(560)	(9)	5,333	(222)	-	4,542
Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	(2,597)	(36)	22,098	2,211	-	21,676
Earnings Attributable to Noncontrolling Interests	-	-	-	(44)	-	(44)
Earnings (Loss) from Continuing Operations Attributable to Esterline, Net of Tax	(2,597)	(36)	22,098	2,167	-	21,632
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	-	-	921	(2,743)	-	(1,822)
Equity in Net Earnings of Consolidated Subsidiaries	22,407	21,534	51		(43,992)	-

Net Earnings (Loss) Attributable to Esterline	$19,810	$21,498	$23,070	$(576)	$(43,992)	$19,810

Comprehensive Income (Loss)	$33,393	$10,537	$23,443	$11,737	$(45,566)	$33,544

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the six month period ended May 1, 2015.

In Thousands				Non-
		TA Mfg.	Guarantor	Guarantor
	Parent	Ltd.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$-	$-	$443,865	$504,659	$(2,100)	$946,424
Cost of sales	-	-	293,377	346,146	(2,100)	637,423
	-	-	150,488	158,513	-	309,001
Expenses
Selling, general and administrative	-	16	74,293	120,089	-	194,398
Research, development & engineering	-	-	22,297	27,158	-	49,455
Restructuring charges	-	-	3,360	612	-	3,972
Other (income) expense	-	-	-	(12,744)	-	(12,744)
Total Expenses	-	16	99,950	135,115	-	235,081

Operating Earnings from Continuing Operations	-	(16)	50,538	23,398	-	73,920
Interest Income	(7,994)	(860)	(14,466)	(15,888)	38,905	(303)
Interest Expense	13,201	889	24,795	14,425	(38,905)	14,405
Loss on Extinguishment of Debt	329	-	-	-	-	329
Earnings (Loss) from Continuing Operations Before Income Taxes	(5,536)	(45)	40,209	24,861	-	59,489
Income Tax Expense (Benefit)	(1,109)	(9)	6,947	6,863	-	12,692
Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	(4,427)	(36)	33,262	17,998	-	46,797
Earnings Attributable to Noncontrolling Interests	-	-	-	(107)	-	(107)
Earnings (Loss) from Continuing Operations Attributable to Esterline, Net of Tax	(4,427)	(36)	33,262	17,891	-	46,690
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(774)	-	(9,655)	(8,132)	-	(18,561)
Equity in Net Earnings of Consolidated Subsidiaries	33,330	21,534	113	-	(54,977)	-

Net Earnings (Loss) Attributable to Esterline	$28,129	$21,498	$23,720	$9,759	$(54,977)	$28,129

Comprehensive Income (Loss)	$(93,457)	$10,537	$23,995	$(104,298)	$56,581	$(106,642)

Condensed Consolidating Statement of Cash Flows for the six month period ended May 1, 2015.

In Thousands				Non-
		TA Mfg.	Guarantor	Guarantor
	Parent	Ltd.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$28,236	$21,498	$23,720	$9,759	$(54,977)	$28,236
Depreciation & amortization	-	-	16,611	33,242	-	49,853
Deferred income taxes	(1,337)	-	21	(6,156)	-	(7,472)
Share-based compensation	-	1	2,336	3,215	-	5,552
Gain on release of non-income tax liability	-	-	-	(15,656)	-	(15,656)
Loss on assets held for sale	-	-	10,295	5,551	-	15,846
Working capital changes, net of effect of acquisitions:
Accounts receivable	541	-	3,608	8,034	-	12,183
Inventories	-	-	(5,499)	(18,781)	-	(24,280)
Prepaid expenses	(38)	-	(1,663)	(3,507)	-	(5,208)
Other current assets	6	-	(18)	(315)	-	(327)
Accounts payable	1,785	-	(3,949)	(756)	-	(2,920)
Accrued liabilities	(5,657)	1,177	(5,888)	(72)	-	(10,440)
Federal and foreign income taxes	336	(14)	(1,059)	793	-	56
Other liabilities	139	-	(82)	2,240	-	2,297
Other, net	(9,711)	(642,884)	(33,274)	693,827	-	7,958
	14,300	(620,222)	5,159	711,418	(54,977)	55,678

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(137)	-	(8,558)	(14,740)	-	(23,435)
Acquisition of businesses, net of cash acquired	-	-	-	(171,070)	-	(171,070)
	(137)	-	(8,558)	(185,810)	-	(194,505)

In Thousands				Non-
		TA Mfg.	Guarantor	Guarantor
	Parent	Ltd.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	9,335	-	-	-	-	9,335
Excess tax benefits from stock option exercises	1,744	-	-	-	-	1,744
Shares repurchased	(127,342)	-	-	-	-	(127,342)
Repayment of long-term credit facilities	(190,000)	-	-	-	-	(190,000)
Repayment of long-term debt	(161,875)	-	2,476	(8,079)	-	(167,478)
Proceeds from issuance of long-term credit facilities	180,000	-	-	30,000	-	210,000
Proceeds from issuance of long-term debt	-	356,532	-	-	-	356,532
Proceeds from government assistance	-	-	-	3,142	-	3,142
Dividends paid to noncontrolling interests	-	-	-	-	-	-
Debt and other issuance costs	(2,130)	(5,760)	-	-	-	(7,890)
Net change in intercompany financing	284,630	271,953	481	(612,041)	54,977	-
	(5,638)	622,725	2,957	(586,978)	54,977	88,043

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	432	(518)	(129)	(14,500)	-	(14,715)

Net Increase (Decrease) in Cash and Cash Equivalents	8,957	1,985	(571)	(75,870)	-	(65,499)
Cash and Cash Equivalents - Beginning of Year	14,634	-	3,454	220,056	-	238,144

Cash and Cash Equivalents - End of Period	$23,591	$1,985	$2,883	$144,186	$-	$172,645

Condensed Consolidating Balance Sheet as of October 31, 2014.

In Thousands				Non-
		TA Mfg.	Guarantor	Guarantor
	Parent	Ltd.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current Assets
Cash and cash equivalents	$14,634	$-	$3,454	$220,056	$-	$238,144
Accounts receivable, net	610	-	143,158	236,121	-	379,889
Inventories	-	-	188,982	244,613	-	433,595
Income tax refundable	-	-	-	5,266	-	5,266
Deferred income tax benefits	31,486	-	(1,191)	18,384	-	48,679
Prepaid expenses	147	-	6,703	13,486	-	20,336
Other current assets	80	-	114	1,955	-	2,149
Current assets of businesses held for sale	-	-	26,800	14,646	-	41,446
Total Current Assets	46,957	-	368,020	754,527	-	1,169,504

Property, Plant & Equipment, Net	1,489	-	158,089	159,764	-	319,342
Goodwill	-	-	347,700	724,086	-	1,071,786
Intangibles, net	-	-	106,164	365,213	-	471,377
Debt issuance costs, net	4,134	-	-	161	-	4,295
Deferred income tax benefits	20,455	-	30	50,822	-	71,307
Other assets	130	-	7,502	6,547	-	14,179
Non-current assets of businesses held for sale	-	-	40,737	30,940	-	71,677
Amounts Due From (To) Subsidiaries	-	-	797,342	-	(797,342)	-
Investment in Subsidiaries	3,307,454	-	1,127,237	20,768	(4,455,459)	-
Total Assets	$3,380,619	$-	$2,952,821	$2,112,828	$(5,252,801)	$3,193,467

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,751	$-	$36,905	$76,628	$-	$115,284
Accrued liabilities	20,178	-	93,168	149,190	-	262,536
Current maturities of long-term debt	8,750	-	349	3,675	-	12,774
Deferred income tax liabilities	76	-	8	1,689	-	1,773
Federal and foreign income taxes	(2,282)	-	(2,643)	6,496	-	1,571
Current liabilities of businesses held for sale	-	-	4,010	10,181	-	14,191
Total Current Liabilities	28,473	-	131,797	247,859	-	408,129

Credit Facilities	100,000	-	-	-	-	100,000
Long-Term Debt, Net	403,125	-	55,176	51,419	-	509,720
Deferred Income Tax Liabilities	58,615	-	(17,333)	107,883	-	149,165
Pension and Post-Retirement Obligations	18,683	-	1,226	42,784	-	62,693
Other Liabilities	16,762	-	3,944	26,178	-	46,884
Non-current liabilities of businesses held for sale	-	-	17,327	1,549	-	18,876
Amounts Due To (From) Subsidiaries	856,961	-	-	456,861	(1,313,822)	-
Shareholders' Equity	1,898,000	-	2,760,684	1,178,295	(3,938,979)	1,898,000
Total Liabilities and Shareholders' Equity	$3,380,619	$-	$2,952,821	$2,112,828	$(5,252,801)	$3,193,467

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three month period ended May 2, 2014.

In Thousands				Non-
		TA Mfg.	Guarantor	Guarantor
	Parent	Ltd.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$-	$-	$243,425	$268,512	$(1,076)	$510,861
Cost of sales	-	-	155,232	177,480	(1,076)	331,636
	-	-	88,193	91,032	-	179,225
Expenses
Selling, general and administrative	-	-	37,903	54,132	-	92,035
Research, development & engineering	-	-	12,490	13,046	-	25,536
Restructuring charges	-	-	1,248	830	-	2,078
Other (income) expense	-	-	-	-	-	-
Total Expenses	-	-	51,641	68,008	-	119,649

Operating Earnings from Continuing Operations	-	-	36,552	23,024	-	59,576
Interest Income	(3,755)	-	(1,913)	(13,696)	19,228	(136)
Interest Expense	6,237	-	6,730	14,695	(19,228)	8,434
Loss on Extinguishment of Debt	-	-	-	-	-	-
Earnings (Loss) from Continuing Operations Before Income Taxes	(2,482)	-	31,735	22,025	-	51,278
Income Tax Expense (Benefit)	(520)	-	6,996	3,910	-	10,386
Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	(1,962)	-	24,739	18,115	-	40,892
Earnings Attributable to Noncontrolling Interests	-	-	-	(297)	-	(297)
Earnings (Loss) from Continuing Operations Attributable to Esterline, Net of Tax	(1,962)	-	24,739	17,818	-	40,595
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(343)	-	(1,007)	(2,341)	-	(3,691)
Equity in Net Earnings of Consolidated Subsidiaries	39,209	-	802	1,926	(41,937)	-

Net Earnings (Loss) Attributable to Esterline	$36,904	$-	$24,534	$17,403	$(41,937)	$36,904

Comprehensive Income (Loss)	$75,488	$-	$25,065	$56,268	$(76,700)	$80,121

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the six month period ended May 2, 2014.

In Thousands				Non-
		TA Mfg.	Guarantor	Guarantor
	Parent	Ltd.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$-	$-	$463,290	$536,029	$(2,518)	$996,801
Cost of sales	-	-	295,903	353,456	(2,518)	646,841
	-	-	167,387	182,573	-	349,960
Expenses
Selling, general and administrative	-	-	73,708	107,459	-	181,167
Research, development & engineering	-	-	24,313	26,869	-	51,182
Restructuring charges	-	-	4,321	2,553	-	6,874
Other (income) expense	-	-	-	-	-	-
Total Expenses	-	-	102,342	136,881	-	239,223

Operating Earnings from Continuing Operations	-	-	65,045	45,692	-	110,737
Interest Income	(7,751)	-	(3,938)	(28,372)	39,806	(255)
Interest Expense	12,573	-	13,787	30,505	(39,806)	17,059
Loss on Extinguishment of Debt	-	-	-	-	-	-
Earnings (Loss) from Continuing Operations Before Income Taxes	(4,822)	-	55,196	43,559	-	93,933
Income Tax Expense (Benefit)	(996)	-	12,237	7,771	-	19,012
Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	(3,826)	-	42,959	35,788	-	74,921
Earnings Attributable to Noncontrolling Interests	-	-	-	(383)	-	(383)
Earnings (Loss) from Continuing Operations Attributable to Esterline, Net of Tax	(3,826)	-	42,959	35,405	-	74,538
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(343)	-	(2,858)	(4,355)	-	(7,556)
Equity in Net Earnings of Consolidated Subsidiaries	71,151	-	1,234	1,320	(73,705)	-

Net Earnings (Loss) Attributable to Esterline	$66,982	$-	$41,335	$32,370	$(73,705)	$66,982

Comprehensive Income (Loss)	$72,667	$-	$42,469	$44,634	$(90,087)	$69,683

Condensed Consolidating Statement of Cash Flows for the six month period ended May 2, 2014.

In Thousands				Non-
		TA Mfg.	Guarantor	Guarantor
	Parent	Ltd.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$67,365	$-	$41,335	$32,370	$(73,705)	$67,365
Depreciation & amortization	-	-	22,722	36,560	-	59,282
Deferred income taxes	(2,708)	-	16	(5,718)	-	(8,410)
Share-based compensation	-	-	2,891	3,757	-	6,648
Gain on release of non-income tax liability	-	-	-	-	-	-
Loss on assets held for sale	-	-	-	-	-	-
Working capital changes, net of effect of acquisitions:
Accounts receivable	(257)	-	11,715	21,873	-	33,331
Inventories	-	-	(7,944)	(25,541)	-	(33,485)
Prepaid expenses	33	-	(3,634)	(4,471)	-	(8,072)
Other current assets	-	-	1	(277)	-	(276)
Accounts payable	(565)	-	(132)	(9,953)	-	(10,650)
Accrued liabilities	(6,625)	-	(1,292)	(5,307)	-	(13,224)
Federal and foreign income taxes	(6,803)	-	22,219	(19,170)	-	(3,754)
Other liabilities	5,308	-	64	(6,959)	-	(1,587)
Other, net	(242)	-	(3,170)	696	-	(2,716)
	55,506	-	84,791	17,860	(73,705)	84,452

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(149)	-	(7,833)	(13,315)	-	(21,297)
Acquisition of businesses, net of cash acquired	-	-	(44,043)	-	-	(44,043)
	(149)	-	(51,876)	(13,315)	-	(65,340)

In Thousands				Non-
		TA Mfg.	Guarantor	Guarantor
	Parent	Ltd.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	22,957	-	-	-	-	22,957
Excess tax benefits from stock option exercises	5,297	-	-	-	-	5,297
Shares repurchased	-	-	-	-	-	-
Repayment of long-term credit facilities	(25,000)	-	-	-	-	(25,000)
Repayment of long-term debt	(4,375)	-	(205)	(14,722)	-	(19,302)
Proceeds from issuance of long-term credit facilities	25,000	-	-	-	-	25,000
Proceeds from issuance of long-term debt	-	-	-	-	-	-
Proceeds from government assistance	-	-	-	-	-	-
Dividends paid to noncontrolling interests	-	-	-	(780)	-	(780)
Debt and other issuance costs	-	-	-	-	-	-
Net change in intercompany financing	(77,490)	-	(32,008)	35,793	73,705	-
	(53,611)	-	(32,213)	20,291	73,705	8,172

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	5	-	(43)	1,019	-	981

Net Increase (Decrease) in Cash and Cash Equivalents	1,751	-	659	25,855	-	28,265
Cash and Cash Equivalents - Beginning of Year	7,826	-	4,876	166,476	-	179,178

Cash and Cash Equivalents - End of Period	$9,577	$-	$5,535	$192,331	$-	$207,443

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate our businesses in three segments:  Avionics & Controls, Sensors & Systems and Advanced Materials.  Our segments are structured around our technical capabilities.  Sales in all segments include domestic, international, defense and commercial customers.

The Avionics & Controls segment includes avionics systems, control and communication systems, and interface technologies capabilities.  Avionics systems designs and develops cockpit systems integration and avionics solutions for commercial and military applications.  Control and communication systems designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles.  Additionally, control and communication systems designs and manufactures military audio and data products for severe battlefield environments and communication control systems to enhance security and aural clarity in military applications.  Defense, aerospace and training display (DAT), which will be integrated into our avionics systems and control and communication systems capabilities develops and manufactures visualization solutions for a variety of demanding defense and commercial aerospace applications. Interface technologies manufactures and develops custom control panels, input systems for medical, industrial, military and gaming industries.

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

On January 31, 2015, we acquired the DAT business of Belgium-based Barco N.V. (Barco) for €150 million net of acquired cash, or approximately $171 million in cash.  We financed the acquisition primarily using international cash reserves, with the balance funded by borrowings under our existing credit facility.  DAT develops and manufactures visualization solutions for a variety of demanding defense and commercial aerospace applications.  DAT employs roughly 600 people in Belgium, France, Israel, Singapore and the U.S.  The display business is included in our Avionics & Controls segment.  We incurred a $2.9 million foreign currency exchange loss in funding the acquisition at the end of the first fiscal quarter of 2015.  We expect to incur approximately $26 million in integration and purchase accounting expenses and the aforementioned foreign currency exchange loss of which will be incurred mainly in fiscal 2015.  We estimate that DAT will break even in fiscal 2015, excluding integration and purchase accounting expenses and the above referenced foreign currency loss.

In September 2014, our board of directors approved a plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; and a small distribution business.  These business units are reported as discontinued operations for all periods presented.  Based upon the estimated fair values, we incurred an estimated after-tax loss of $49.5 million in the fourth quarter of fiscal 2014 on the assets held for sale in discontinued operations.  During the first six months of fiscal 2015 and 2014, we incurred a loss on discontinued operations of $18.6 million and $7.6 million, respectively.

On June 19, 2014, our board of directors approved a share repurchase program and authorized the repurchase of up to $200 million of outstanding shares of common stock.  In March 2015, our board of directors authorized an additional $200 million for repurchase of outstanding shares of common stock under the program.  Under the program, the Company is authorized to repurchase up to $400 million of the outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  During fiscal 2014, we repurchased 269,228 shares under this program at an average price paid per share of $112.40, for an aggregate purchase price of $30.3 million.  During the first six months of fiscal 2015, we repurchased 1,162,436 shares under this program at an average price paid per share of $109.55, for an aggregate purchase price of $127.3 million.

In March 2014, we entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DDTC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations.  Among other things, the Consent Agreement requires us to pay a $20 million penalty, of which $10 million was suspended and eligible for offset credit based upon verified expenditures for past and future remedial actions, and to continue to implement ongoing compliance remedial measures and to implement additional remedial measures related to ITAR compliance activities.  As a result of these remedial measures, compliance expense was $7.9 million in the first six months of fiscal 2015 compared with $4.6 million in the same period in fiscal 2014.  We estimate that compliance expense will be $15 million for fiscal 2015.  More information about the Consent Agreement is set forth in Note 9 to the Consolidated Financial Statements included in Part 1, Item 1 of this report.

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

On December 5, 2013, we announced the acceleration of our plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions.  For fiscal 2014 and 2015 our integration activities are expected to result in aggregate charges and expenses of $35 million.  Total restructuring expenses were $20.4 million in fiscal 2014.  Restructuring expenses in fiscal 2014 were mainly comprised of $5.7 million in severance and $11.9 million in exit and relocation of facilities expenses, and a $2.8 million loss on the write off of certain property, plant and equipment.  Total restructuring expenses in the first six months of fiscal 2015 were $7.3 million, of which $4.0 million was reported separately as restructuring expenses and $3.3 million was reported as cost of goods sold.  Total restructuring expenses in the first six months of fiscal 2014 were $8.9 million, of which $6.9 million was reported separately as restructuring expenses and $2.0 million was reported as cost of goods sold.  Expense savings were $6.7 million in the first six months of fiscal 2015.

Total sales in the second fiscal quarter of 2015 have decreased 2% over the prior-year period to $500.1 million, mainly reflecting the effect of a weakening Canadian dollar, U.K. pound and euro relative to the U.S. dollar.  The effect of weakening foreign currencies had a $29 million, or 6%, impact on sales in the second fiscal quarter compared with the prior-year period.  The decrease in total sales by segment principally reflected lower Sensors & Systems segment and Advanced Materials segment sales due to lower demand from defense and industrial commercial customers, partially offset by $31 million in incremental sales from the acquisition of DAT. Excluding the foreign currency exchange effects and the other items listed in the table at the end of this “Overview” section, sales volume decreased $6 million compared with the prior-year periods.

Consolidated gross margin decreased to 32.7% in the second fiscal quarter of 2015 compared with 35.1%, in the prior-year period.  Gross margin in the second quarter of fiscal 2015 was impacted by weakening foreign currencies, unfavorable estimate at completion (EAC) adjustments for certain long-term development contracts, and the impact from settlement of forward contracts in the period that qualify for hedge accounting.  Additionally, gross margin was impacted by an inventory fair value adjustment due to the shipment of acquired DAT inventory recorded at fair value. Gross margin declined at both Avionics & Controls and Advanced Materials and improved at Sensors & Systems, reflecting a favorable sales mix.

Selling, general and administrative expense increased by $8.7 million and by 2.1 percentage points over the prior-year period to 20.1% of sales, reflecting incremental selling, general and administrative expenses from the acquisition of DAT of $8.9 million and certain incremental expense matters, including acquisition costs of $2.4 million and incremental remedial compliance costs of $1.8 million.  These increases were partially offset by the favorable effects of foreign currencies.

Research, development and engineering spending increased by $1.5 million over the prior-year period to 5.4% of sales due to incremental research, development and engineering expenses from the acquisition of DAT of $3.7 million, partially offset by lower spending for Sensors & Systems research, development and engineering.

The effective income tax rate was 17.3% in the second fiscal quarter of 2015 compared with 20.3% in the prior-year period, mainly reflecting additional tax benefits resulting from DAT integration expenses.

Earnings from continuing operations in the second fiscal quarter of 2015 were $21.6 million, or $0.69 per diluted share, compared with $40.6 million, or $1.25 per diluted share, in the prior-year period.  Loss from discontinued operations in the second fiscal quarter of 2015 was $1.8 million, or $0.06 per diluted share, compared with $3.7 million, or $0.11 per diluted share, in the prior-year period.  Net income in the second fiscal quarter was $19.8 million, or $0.63 per diluted share, compared with $36.9 million, or $1.14 per diluted share, in the prior-year period.

Total sales in the first six months of fiscal 2015 decreased 5.1% to $946.4 million compared with $996.8 million in the prior-year period, mainly reflecting the effect of a weakening Canadian dollar, U.K. pound and euro.  The effect of weakening foreign currencies had a $39 million, or 4%, impact on sales in the first six months of fiscal 2015 compared with the prior-year period.  Additionally, the decrease in sales reflected a 26-week period in the first six months of fiscal 2015 compared to a 27-week period in the prior-year period, resulting in a reduction in sales of approximately $37 million, or 4%.  These decreases were partially offset by incremental sales from the DAT acquisition of $31 million. Excluding the foreign currency exchange effects and the other items listed in the table at the end of this “Overview” section, sales volume increased $5 million compared with the prior-year period.

Consolidated gross margin decreased to 32.6% in the first six months of fiscal 2015 compared with 35.1% in the prior-year period.  Gross margin was mainly impacted by the effect of weakening foreign currencies, the 26-week versus 27-week impact, an unfavorable EAC for certain long-term development contracts, and the impact from the settlement of our foreign currency forward contracts in the period.  Additionally, gross margin was impacted by an inventory fair value adjustment due to the shipment of acquired DAT inventory recognized at fair value.  Gross margin was also impacted by unfavorable sales mix at Avionics & Controls and Advanced Materials.

Selling, general and administrative expense increased by $13.2 million and by 2.4 percentage points over the first six months of fiscal 2014 to 20.5% of sales, reflecting incremental selling, general and administrative expenses from the DAT acquisition of $8.9 million, acquisition costs of $3.0 million, higher remedial compliance costs of $3.9 million, a $2.1 million write off of fixed assets due to uncertainty over a cockpit integration program, and a $3.0 million pension settlement related to our settlement with terminated vested pension plan participants.

Research, development and engineering spending decreased by $1.7 million over the first six months of fiscal 2014 to 5.2% of sales.  The decrease in research, development and engineering spending principally reflects lower spending on control and communication systems development, partially offset by incremental research, development and engineering expense from the DAT acquisition of $3.7 million. These increases were partially offset by the favorable effects of foreign currencies.

During the first six months of fiscal 2015, we recognized a $15.7 million gain in other income and a $2.4 million reduction in interest expense upon the lapse of a statutory period related to a liability for a non-income tax position of an acquired company.  In addition, we incurred a $2.9 million loss in other income on foreign currency exchange resulting from the funding of the acquisition of DAT.

The effective income tax rate was 21.3% in the first six months of fiscal 2015 compared to 20.2% in the prior-year period, mainly reflecting higher discrete income tax benefits in the prior-year period.

Earnings from continuing operations in the first six months of fiscal 2015 were $46.7 million, or $1.46 per diluted share, compared with $74.5 million, or $2.30 per diluted share, in the prior-year period.  Loss from discontinued operations in the first six months of fiscal 2015 was $18.6 million, or $0.58 per diluted share, compared with $7.6 million, or $0.23 per diluted share, in the prior-year period.  Net income in the first six months of fiscal 2015 was $28.1 million, or $0.88 per diluted share, compared with $67.0 million, or $2.07 per diluted share, in the prior-year period.

Cash flows from operating activities were $55.7 million in the first six months of fiscal 2015 compared with $84.5 million in the prior-year period.  The decrease in cash flow from operating activities reflected lower net earnings and lower cash receipts on collections of accounts receivable compared to the prior-year period.

Our sales, gross margin and earnings results for the three month and six month period ended May 1, 2015, compared with the three month and six month period ended May 2, 2014, included a number of significant items which are summarized in the tables below.

The following is a roll forward of sales and gross margin from the three month period ending May 2, 2014, to the three month period ending May 1, 2015:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Three month period ended May 2, 2014	$184,616	$205,111	$121,134	$510,861
Foreign currency gain (loss)	(4,709)	(20,585)	(3,237)	(28,531)
Forward contract gain (loss)	(3,836)	(2,549)	-	(6,385)
Acquired DAT business	30,611	-	-	30,611
Sales volume	3,907	(5,552)	(4,831)	(6,476)
Three month period ended May 1, 2015	$210,589	$176,425	$113,066	$500,080

Gross Margin:
Three month period ended May 2, 2014	68,135	67,105	43,985	179,225
Foreign currency gain (loss)	(2,134)	(4,096)	(943)	(7,173)
Forward contract gain (loss)	(3,836)	(2,549)	-	(6,385)
Acquired DAT business	8,559	-	-	8,559
Volume/mix	(1,056)	4,152	(5,047)	(1,951)
DAT inventory fair value adjustment	(2,724)	-	-	(2,724)
Inventory reserves and EAC adjustment	(5,400)	(500)	-	(5,900)
Three month period ended May 1, 2015	$61,544	$64,112	$37,995	$163,651

The following is a roll forward of sales and gross margin from the six month period ending May 2, 2014, to the six month period ending May 1, 2015:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Six month period ended May 2, 2014	$378,506	$386,885	$231,410	$996,801
Foreign currency gain (loss)	(2,975)	(30,991)	(4,741)	(38,707)
Forward contract gain (loss)	(6,302)	(4,365)	-	(10,667)
26 week vs. 27 week	(14,018)	(14,329)	(8,571)	(36,918)
Acquired DAT business	30,611	-	-	30,611
Sales volume	1,245	2,881	1,178	5,304
Six month period ended May 1, 2015	$387,067	$340,081	$219,276	$946,424

Gross Margin:
Six month period ended May 2, 2014	140,370	130,947	78,643	349,960
Foreign currency gain (loss)	721	(5,474)	(1,309)	(6,062)
Forward contract gain (loss)	(6,302)	(4,365)	-	(10,667)
26 week vs. 27 week	(4,462)	(5,032)	(2,713)	(12,207)
Acquired DAT business	8,559	-	-	8,559
Volume/mix	(6,953)	3,647	(4,838)	(8,144)
DAT inventory fair value adjustment	(2,724)	-	-	(2,724)
Inventory reserves and EAC adjustment	(9,214)	(500)	-	(9,714)
Six month period ended May 1, 2015	$119,995	$119,223	$69,783	$309,001

Results of Operations

Three Month Period Ended May 1, 2015, Compared with Three Month Period Ended May 2, 2014

Sales for the second fiscal quarter decreased by $10.8 million, or 2.1%, over the prior-year period.  The effect of a weakening Canadian dollar, U.K. pound and euro had a $29 million, or 6%, impact on sales in the second fiscal quarter compared with the prior-year period.  This decrease was offset by $31 million in incremental sales from the DAT acquisition.  Sales by segment were as follows:

		Three Months Ended
	Increase (Decrease)	May 1,	May 2,
In Thousands	From Prior Year	2015	2014

Avionics & Controls	14.1%	$210,589	$184,616
Sensors & Systems	(14.0)%	176,425	205,111
Advanced Materials	(6.7)%	113,066	121,134
Total Net Sales		$500,080	$510,861

The 14.1% increase in sales of Avionics & Controls was due to incremental sales from the DAT acquisition.  This increase was partially offset by the effect of weakening foreign currencies, which reduced segment sales by $5 million compared with the prior-year period.  The impact of the settlement of forward foreign currency contracts qualifying under hedge accounting reduced sales by $4 million.  Sales volume increased $4 million reflecting higher sales of switches and cockpit control devices and communication systems to enhance security and aural clarity in military communications of $6 million, as well as higher sales of interface technologies of $3 million, partially offset by lower sales of avionics systems of $5 million.

The effect of weakening foreign currencies impacted Sensors & Systems sales by approximately $20 million compared with the prior-year period.  The impact of forward contracts under hedge accounting reduced sales by $3 million.  Sales volume decreased $5 million, reflecting lower sales of connection technologies of $6 million due to lower demand from industrial customers, including oil & gas and nuclear.  Additionally, power systems sales decreased $3 million due to lower sales to rail customers, partially offset by higher aftermarket sales.  A $3 million increase in advanced sensors sales was due to higher aftermarket sales, partially offset by lower sales to OEM customers.

The effect of weakening foreign currencies impacted Advanced Material sales by $3 million compared with the prior-year period.  Sales volume decreased $5 million, reflecting decreased sales volumes of engineered materials of $2 million due lower aftermarket sales and completion of a long-term contract in the prior-year period.  A $3 million decrease in sales of defense technologies was mainly due to lower demand for countermeasures.

Overall, gross margin was 32.7% and 35.1% for the second fiscal quarter of 2015 and 2014, respectively.  Gross profit was $163.7 million and $179.2 million for the second fiscal quarter of 2015 and 2014, respectively.  Gross margin was also impacted by $1.4 million in restructuring expense in the second fiscal quarter of both 2015 and 2014.

Avionics & Controls segment gross margin was 29.2% and 36.9% for the second fiscal quarter of 2015 and 2014, respectively.  Segment gross profit was $61.5 million compared with $68.1 million in the prior-year period.  Gross margin was impacted by the effects of weakening foreign currencies of $2 million and the impact from settlement forward contracts of $4 million.  Additionally, avionics systems gross margin was impacted by a $4.9 million estimate at completion adjustment due to development program realignments.  The decrease gross margin was also impacted by a fair value adjustment on acquired inventory of $2.7 million, which lowered incremental gross profit from $8.6 million to $6 million.  Control and communication systems was impacted by a $0.5 million inventory write-off due to a program reassessment.

Sensors & Systems segment gross margin was 36.3% and 32.7% for the second fiscal quarter of 2015 and 2014, respectively.  Segment gross profit was $64.1 million compared with $67.1 million in the prior-year period.  Gross margin was impacted by the effects of weakening foreign currencies of $4 million and the impact from settlement of forward contracts of $3 million.  These declines were partially offset by a $4 million increase in gross margin due to higher aftermarket sales and lower manufacturing costs of power systems.

Advanced Materials segment gross margin was 33.6% compared with 36.3% for the prior-year period.  Segment gross profit was $38.0 million compared with $44.0 million in the prior-year period.  The decrease in gross margin reflected $5 million in lower sales of engineered materials for defense applications and less favorable sales mix.

Selling, general and administrative expenses (which include corporate expenses) totaled $100.7 million, or 20.1% of sales, and $92.0 million, or 18.0% of sales, for the second fiscal quarter of 2015 and 2014, respectively.  The increase in selling, general and administrative expenses reflected incremental selling, general and administrative expenses from the DAT acquisition of $8.9 million, $2.4 million in related acquisition expenses, and an increase of $1.8 million in remedial compliance costs over the prior-year period.  These increases were partially offset by the effect of translating selling, general and administrative expenses denominated in non-U.S. functional currencies to the U.S. dollar of $7 million.

Research, development and engineering spending was $27.0 million, or 5.4% of sales, for the second fiscal quarter of 2015 compared with $25.5 million, or 5.0% of sales, for the second fiscal quarter of 2014.  The increase in research, development and engineering spending principally reflected incremental research, development and engineering from the DAT acquisition of $8.9 million, substantially offset by lower spending on control and communication systems development.

Total restructuring expenses were $2.3 million, or 0.5% of sales, in the second fiscal quarter of 2015, of which $0.9 million is reported separately as restructuring expenses and $1.4 million is included in cost of goods sold.  Total restructuring expenses were $3.5 million, or 0.7% of sales, in the second fiscal quarter of 2014, of which $2.1 million is reported separately as restructuring expenses and $1.4 million is included in cost of goods sold.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the second fiscal quarter of 2015 totaled $57.0 million, or 11.4% of sales, compared with $76.6 million, or 15.0% of sales, for the second fiscal quarter in 2014.  Excluding restructuring expenses of $2.1 million and $3.3 million, segment earnings were $59.1 million, or 11.8% of sales, and $80.0 million, or 15.7% of sales, for the second fiscal quarters of 2015 and 2014, respectively.

Avionics & Controls segment earnings were $9.4 million, or 4.5% of sales, in the second fiscal quarter of 2015 and $23.3 million, or 12.6% of sales, in the second fiscal quarter of 2014, mainly reflecting a $12 million decrease in avionics systems, a $7 million incremental loss from the DAT acquisition, partially offset by a $5 million increase in control and communication systems earnings.  Avionics systems earnings were impacted by lower gross profit as explained above.  The increase in earnings from sales of control and communication systems principally reflected lower selling, general and administrative expenses and research, engineering and development expense.   Restructuring expenses were $0.5 million and $1.1 million in the second fiscal quarter of 2015 and 2014, respectively.  The effect of foreign currencies on segment earnings was a loss of $4 million in the second fiscal quarter of 2015 compared to the prior-year period.

Sensors & Systems segment earnings were $22.6 million, or 12.8% of sales, for the second fiscal quarter of 2015 compared with $23.1 million, or 11.3% of sales, for the second fiscal quarter of 2014.  Sensors & Systems earnings were mainly impacted by lower gross profit as explained above partially offset by lower selling, general and administrative expenses mainly due to translating selling, general and administrative expenses denominated in non-U.S. functional currencies to the U.S. dollar. Restructuring expenses were $1.5 million and $1.7 million in the second fiscal quarter of 2015 and 2014, respectively.  The effect of foreign currencies on segment earnings was a gain of $1 million in the second fiscal quarter of 2015 compared to the prior-year period.

Advanced Materials segment earnings were $25.0 million, or 22.1% of sales, for the second fiscal quarter of 2015 compared with $30.2 million, or 24.9% of sales, for the second fiscal quarter of 2014, primarily reflecting lower earnings from sales of engineered materials.  Restructuring expenses were $1.1 million and $0.5 million in the second fiscal quarter of 2015 and 2014, respectively.  The effect of foreign currencies was not material on segment earnings in the second fiscal quarter of 2015 compared to the prior-year period.

Interest expense for the second fiscal quarter of 2015 was $8.6 million compared with $8.4 million for the second fiscal quarter of 2014, reflecting higher borrowings and a lower overall interest rate.

The income tax rate was 17.3% in the second fiscal quarter of 2015 compared with 20.3% in the prior-year period.  In the second fiscal quarter of 2015, we recognized $0.3 million of discrete tax expense principally related to reconciling the prior year’s income tax return to the income tax provision.  In the second fiscal quarter of 2014, we recognized $0.6 million of discrete tax benefits principally related to the release of reserves due to the expiration of a statute of limitations.  The income tax rate differed from the statutory rate in the second fiscal quarter of 2015 and 2014, as both years benefited from various tax credits and certain foreign interest expense deductions.

Six Month Period Ended May 1, 2015, Compared with Six Month Period Ended May 2, 2014

Sales for the first six months decreased 5.1% over the prior-year period principally due to the effect of a weakening Canadian dollar, U.K. pound and euro, which had a $39 million, or 4%, impact on sales in the six month period ended May 1, 2015, compared with the prior-year period.  Additionally, the decrease in sales reflected a 26-week period in the first six months period ended May 1, 2015, compared to a 27-week period in the prior-year period, resulting in a reduction in sales of approximately $37 million, or 4% of sales.  These decreases were partially offset by $31 million in incremental sales from the DAT acquisition. Sales by segment were as follows:

		Six Months Ended
	Increase (Decrease)	May 1,	May 2,
In Thousands	From Prior Year	2015	2014

Avionics & Controls	2.3%	$387,067	$378,506
Sensors & Systems	(12.1)%	340,081	386,885
Advanced Materials	(5.2)%	219,276	231,410
Total Net Sales		$946,424	$996,801

The 2.3% increase in sales of Avionics & Controls was due to incremental sales of $31 million from the DAT acquisition and a $7 million increase in control and communication systems, reflecting higher sales of switches and cockpit control devices and communication systems to enhance security and aural clarity in military communications.  These increases were substantially offset by the 26-week versus 27-week impact which reduced sales by $14 million, the effect of foreign currencies, which reduced segment sales by $3 million compared with the prior-year period, and the impact of forward contracts under hedge accounting which reduced sales by $6 million.  In addition, a $9 million decrease in avionics systems principally reflected lower demand for aviation products for defense applications.

The 12.1% decrease in sales of Sensors & Systems mainly reflected the 26-week versus 27-week impact of $14 million, the effect of foreign currencies of $31 million, and the impact of forward contracts under hedge accounting of $4 million.  A $4 million decrease in sales of connection technologies reflected lower demand from industrial customers including oil and gas.  These decreases were offset by a $7 million increase in advanced sensors aftermarket sales.

The 5.2% decrease in sales of Advanced Materials reflected the 26-week versus 27-week impact of $9 million and the effect of foreign currencies of $5 million.  A $1 million increase in sales volume reflected a $5 million increase in sales of engineered materials, substantially offset by lower sales of countermeasures.

Overall, gross margin as a percentage of sales was 32.7% and 35.1% for the first six months of fiscal 2015 and 2014, respectively.  Gross profit was $309.0 million and $350.0 million for the first six months of fiscal 2015 and 2014, respectively.  Gross margin was impacted by $3.3 million and $2.0 million in restructuring expense in the first six months of fiscal 2015 and 2014, respectively.

Avionics & Controls segment gross margin was 31.0% and 37.1% for the first six months of fiscal 2015 and 2014, respectively.  Segment gross profit was $120.0 million compared with $140.4 million in the prior-year period.  Gross margin was impacted by the 26-week versus 27-week impact of $4 million and the impact from the settlement of forward contracts of $6 million.  Additionally, avionics systems gross profit was impacted by a $1.4 million inventory write-off due to the uncertainty over a specific cockpit integration program and a $6 million estimate at completion adjustment due to development program realignments. Additionally, avionics systems gross margin was impacted by lower sales and unfavorable mix of aviation products for defense applications of $6 million. Control and communication systems was impacted by a $1.8 million inventory write-off due to a program reassessment.  These decreases were partially offset by incremental gross profit from the DAT acquisition of $6 million, which was impacted by the shipment of acquired inventory valued at fair value at acquisition.  A fair value adjustment of $2.7 million lowered incremental gross profit from DAT from $8.7 million to $6 million.  Gross margin was favorably impacted by the effects of weakening foreign currencies of $0.5 million.

Sensors & Systems segment gross margin was 35.1% and 33.8% for the first six months of fiscal 2015 and 2014, respectively.  Segment gross profit was $119.2 million compared with $130.9 million in the prior-year period.  Gross margin was impacted by the 26-week versus 27-week impact of $5 million, the effects of foreign currencies of $5 million and the impact from the settlement of forward contracts of $4 million.  A $6 million increase in gross profit due to volume and mix mainly reflected lower manufacturing costs of connection technologies, and power systems was partially offset by a $2.2 million increase in restructuring costs.

Advanced Materials segment gross margin was 31.8% for the first six months of fiscal 2015 compared with 34.0% for the same period one year ago.  Segment gross profit was $69.8 million compared with $78.6 million in the prior-year period.  Gross margin was impacted by the 26-week versus 27-week impact of $3 million and the effects of foreign currencies of $1 million.  A $5 million decrease in volume/mix reflected lower sales of engineered materials for defense applications and a lower recovery of fixed costs.

Selling, general and administrative expenses (which include corporate expenses) totaled $194.4 million, or 20.5% of sales, and $181.2 million, or 18.2% of sales, for the first six months of fiscal 2015 and 2014, respectively. The increase in selling, general and administrative expense reflected $3.9 million in remedial compliance costs, incremental selling, general and administrative expenses from the DAT acquisition of $8.9 million, $3 million in related acquisition expenses, a $2.1 million write-off of fixed assets due to an avionics systems program realignment, and $3 million in higher pension costs due to our settlement with vested terminated pension plan participants. These increases were partially offset by the effect of translating selling, general and administrative expenses denominated in non-U.S. functional currencies to the U.S. dollar of $11 million.  In fiscal 2014, we offered vested terminated participants of our U.S. pension plan a one-time opportunity to elect a lump-sum payment from the plan in lieu of a lifetime annuity.  In the first fiscal quarter of 2015, we made $16.6 million in lump-sum payments to vested terminated pension plan participants from the plan, which resulted in an actuarial estimated settlement charge of $3.0 million.

Total restructuring expenses were $7.3 million, or 0.7% of sales, in the first six months of fiscal 2015, of which $3.9 million is reported separately as restructuring expenses and $3.4 million is included in cost of goods sold.  Total restructuring expenses were $8.9 million, or 0.8% of sales, in the first six months of fiscal 2014, of which $6.9 million is reported separately as restructuring expenses and $2.0 million is included in cost of goods sold.

Research, development and engineering spending was $49.5 million, or 5.2% of sales, for the first six months of fiscal 2015 compared with $51.2 million, or 5.1% of sales, for the first six months of fiscal 2014.  The decrease in research, development and engineering spending principally reflects lower spending on control and communication systems developments, partially offset by incremental research, development and engineering expense from the DAT acquisition of $4 million.  Fiscal 2015 research, development and engineering spending is expected to be in the range of approximately 5% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first six months of fiscal 2015 totaled $102.2 million, or 10.7% of sales, compared with $143.0 million, or 14.3% of sales, for the first six months in fiscal 2014.  Excluding restructuring expenses of $6.9 million, segment earnings were $109.1 million, or 11.5% of sales, for the first six months of 2015.  Excluding restructuring expenses of $8.7 million, segment earnings were $151.7 million, or 15.2% of sales, for the first six months of 2014.

Avionics & Controls segment earnings were $28.6 million, or 7.4% of sales, in the first six months of fiscal 2015 and $51.1 million, or 13.5% of sales, in the first six months of fiscal 2014, mainly reflecting a $16 million decrease in avionics systems, a $7 million incremental loss from the DAT acquisition, partially offset by a $2 million increase in control and communication systems earnings.  Avionics systems earnings were impacted by lower gross profit as explained above and partially offset by lower selling, general and administrative expenses.  The increase in earnings from sales of control and communication systems principally reflected lower research, engineering and development expense and selling, general and administrative expenses.  Segment restructuring expenses were $0.5 million and $3.4 million in the first six months of fiscal 2015 and 2014, respectively.  The effect of foreign currencies on segment earnings was not material in the first six months of fiscal 2015 compared to the prior-year period.

Sensors & Systems segment earnings were $32.1 million, or 9.4% of sales, for the first six months of fiscal 2015 compared with $43.8 million, or 11.3% of sales, for the first six months of fiscal 2014.  The decrease in segment earnings principally reflected an $8 million decrease in earnings from sales of connection technologies and a $2 million decrease in advanced sensors due to decreased gross profit as explained above.  Additionally, segment restructuring expenses were $4.5 million and $2.2 million in the first six months of fiscal 2015 and 2014, respectively.  The effect of foreign currencies on segment earnings was not material in the first six months of fiscal 2015 compared to the prior-year period.

Advanced Materials segment earnings were $41.5 million, or 18.9% of sales, for the first six months of fiscal 2015 compared with $48.2 million, or 20.8% of sales, for the first six months of fiscal 2014, primarily reflecting lower earnings from sales of engineered materials.  Earnings from sales of defense technologies improved mainly due to lower restructuring expense.  Segment restructuring expense was $1.8 million and $3.1 million in the first six months of fiscal 2015 and 2014, respectively.  The effect of foreign currencies was a loss of $2 million in the first six months of fiscal 2015 compared to the prior-year period.

Interest expense for the first six months of fiscal 2015 was $14.4 million compared with $17.1 million for the first six months of fiscal 2014, primarily due to lower interest rates.

The income tax rates were 21.3% and 20.2% for the first six months of fiscal 2015 and 2014, respectively.  In the first six months of 2015, we recognized $0.8 million of discrete tax expense principally related to the following items.  The first item was approximately $2.3 million of discrete tax expense principally related to reconciling the prior year’s income tax return to the income tax provision.  The second item was approximately $1.5 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits.  In the first six months of 2014, we recognized approximately $1.1 million of discrete tax benefits principally related to the following items.  The first item was approximately $0.6 million of tax benefits due to the release of reserves due to the expiration of a statute of limitations.  The second item was a $0.5 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.  The income tax rate differed from the statutory rate in the first six months of fiscal 2015 and 2014, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $2.5 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

New orders for the first six months of fiscal 2015 were $1.1 billion compared with $1.0 billion for the same period in 2014.  New orders for the first six months of fiscal 2015 include the acquired backlog of DAT of $175.0 million.  Backlog was $1.3 billion at May 1, 2015, $1.2 billion at May 2, 2014, and $1.1 billion at October 31, 2014.

Liquidity and Capital Resources

Cash and cash equivalents at May 1, 2015, totaled $172.6 million, a decrease of $65.5 million from October 31, 2014.  Net working capital decreased to $759.1 million at May 1, 2015, from $761.4 million at October 31, 2014.  Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expenses.  Cash flows provided by operating activities were $55.7 million and $84.5 million in the first six months of fiscal 2015 and 2014, respectively.  The decrease in cash flow from operating activities reflected lower net earnings and lower cash receipts on collections of accounts receivable compared with the prior-year period.

Cash flows used by investing activities were $194.5 million and $65.3 million in the first six months of fiscal 2015 and 2014, respectively.  Cash flows used by investing activities in the first six months of fiscal 2015 mainly reflected capital expenditures of $23.4 million and cash paid for acquisitions of $171.1 million.  Cash flows used by investing activities in the first six months of fiscal 2014 mainly reflected cash paid for acquisitions of $44.0 million and capital expenditures of $21.3 million.

Cash flows provided by financing activities were $88.0 million in the first six months of fiscal 2015 and mainly reflected $210.0 million in proceeds from our credit facilities, $356.5 million in proceeds from issuance of the 2023 Notes, and $9.3 million from the issuance of common stock under our employee stock plans, partially offset by $127.3 million in shares repurchased, $357.5 million in debt repayment, and $7.9 million of debt issuance costs.  Cash flows provided by financing activities were $8.2 million in the first six months of fiscal 2014 and mainly reflected $25.0 million in proceeds from our credit facilities, $25.0 million repayment of long-term credit facilities, $19.3 million repayment of long-term debt and $23.0 million from the issuance of common stock under our employee stock plans.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $50 million during fiscal 2015, compared with $45.7 million expended in fiscal 2014 (excluding acquisitions).

Total debt at May 1, 2015, was $844.0 million and consisted of $250.0 million of 2020 Notes, $369.6 (€330.0 million) of 2023 Notes, $120.0 million in borrowings under our secured credit facility, $46.0 million in government refundable advances, $58.2 million under capital lease obligations, and $0.2 million under our various foreign currency debt agreements and other debt agreements.

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

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first six months of fiscal 2015.  A discussion of our exposure to market risk is provided in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Item 4.               Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 1, 2015.  Based upon that evaluation, they concluded as of May 1, 2015, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of May 1, 2015, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

See Note 9 to the Consolidated Financial Statements included in Part 1, Item 1 of this report for information regarding legal proceedings.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Dollar Value
			Shares Purchased	of Shares
			as Part of	That May Yet
	Total Number	Average	Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Repurchased	Per Share	or Programs	or Programs

January 31, 2015 to February 27, 2015	20,493	$114.69	20,493	$74,762,343
February 28, 2015 to March 27, 2015	207,885	109.22	207,885	252,057,849
March 28, 2015 to May 1, 2015	84,410	114.46	84,410	242,396,591
Total	312,788		312,788

On June 19, 2014, our board of directors authorized a new share repurchase program for the repurchase of up to an aggregate of $200 million of the Company’s outstanding common stock.  On March 11, 2015, our board of directors authorized an additional $200 million for the repurchase of the Company’s outstanding common stock.  All of the repurchases in the table above were made through that program.

Item 6.               Exhibits

Exhibit
Number		Exhibit Index

4.1

Indenture dated April 8, 2015 relating to TA Mfg Limited's 3.625% Senior Notes due 2023.  (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 8, 2015 [Commission File Number 1-6357].)

10.1	*	Esterline Technologies Corporation Fiscal Year 2015 Annual Incentive Compensation Plan

10.2	*	Esterline Technologies Corporation Long-Term Performance Share Plan for fiscal years 2015-2017.

10.3	*	Form of Global Stock Option Agreement for Esterline Technologies Corporation 2013 Equity Incentive Plan.

10.4	*	Form of Global Restricted Stock Unit Agreement for Esterline Technologies Corporation 2013 Equity Incentive Plan.

10.5

Seventh Amendment dated as of April 9, 2015, among Esterline Technologies Corporation, the foreign borrowers party thereto, the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders thereto.  (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 13, 2015 [Commission File Number 1-6357].)

11		Schedule setting forth computation of basic and diluted earnings per share for the three and six month periods ended May 1, 2015, and May 2, 2014.

31.1		Certification of Chief Executive Officer.

31.2		Certification of Chief Financial Officer.

32.1		Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: June 8, 2015	By:	/s/ Robert D. George
Robert D. George
Chief Financial Officer, Vice President, and
Corporate Development
(Principal Financial Officer)