Form 10-Q
period 2015-07-31
ESTERLINE TECHNOLOGIES CORP
filed 2015-09-04
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015.

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

As of September 3, 2015, 29,545,713 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of July 31, 2015 and October 31, 2014

(In thousands, except share amounts)

	July 31,	October 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$187,682	$238,144
Accounts receivable, net of allowances of $10,397 and $10,023	373,699	379,889
Inventories
Raw materials and purchased parts	174,346	165,839
Work in progress	191,519	178,354
Finished goods	103,835	89,402
	469,700	433,595

Income tax refundable	17,515	5,266
Deferred income tax benefits	36,945	48,679
Prepaid expenses	21,407	20,336
Other current assets	17,196	2,149
Current assets of businesses held for sale	14,398	41,446
Total Current Assets	1,138,542	1,169,504

Property, Plant and Equipment	723,746	721,460
Accumulated depreciation	417,355	402,118
	306,391	319,342

Other Non-Current Assets
Goodwill	1,040,443	1,071,786
Intangibles, net	459,968	471,377
Debt issuance costs, net of accumulated amortization of $2,789 and $5,743	11,035	4,295
Deferred income tax benefits	75,612	71,307
Other assets	22,103	14,179
Non-current assets of businesses held for sale	31,558	71,677
Total Assets	$3,085,652	$3,193,467

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of July 31, 2015 and October 31, 2014

(In thousands, except share amounts)

	July 31,	October 31,
	2015	2014
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$111,415	$115,284
Accrued liabilities	267,386	262,536
Current maturities of long-term debt	1,014	12,774
Deferred income tax liabilities	2,993	1,773
Federal and foreign income taxes	3,853	1,571
Current liabilities of businesses held for sale	8,885	14,191
Total Current Liabilities	395,546	408,129

Long-Term Liabilities
Credit facilities	200,000	100,000
Long-term debt, net of current maturities	712,809	509,720
Deferred income tax liabilities	133,499	149,165
Pension and post-retirement obligations	56,758	62,693
Other liabilities	30,512	46,884
Non-current liabilities of businesses held for sale	1,859	18,876

Shareholders' Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued 32,365,349 and 32,123,717 shares	6,473	6,425
Additional paid-in capital	679,647	655,723
Treasury stock at cost, repurchased 2,831,350 and 269,228 shares	(289,780)	(30,262)
Retained earnings	1,444,134	1,387,508
Accumulated other comprehensive loss	(295,835)	(131,577)
Total Esterline Shareholders' Equity	1,544,639	1,887,817
Noncontrolling interests	10,030	10,183
Total Shareholders' Equity	1,554,669	1,898,000
Total Liabilities and Shareholders' Equity	$3,085,652	$3,193,467

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Month Periods Ended July 31, 2015 and August 1, 2014

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2015	2014	2015	2014

Net Sales	$496,217	$506,309	$1,442,641	$1,503,110
Cost of Sales	326,421	329,222	963,844	976,063
	169,796	177,087	478,797	527,047
Expenses
Selling, general & administrative	91,968	88,884	286,366	270,051
Research, development and engineering	29,245	24,259	78,700	75,441
Restructuring charges	1,403	3,405	5,375	10,279
Other (income) expense	-	-	(12,744)	-
Total Expenses	122,616	116,548	357,697	355,771

Operating Earnings from Continuing Operations	47,180	60,539	121,100	171,276
Interest Income	(144)	(145)	(447)	(400)
Interest Expense	10,618	7,865	25,023	24,924
Loss on Extinguishment of Debt	-	533	329	533

Earnings from Continuing Operations Before Income Taxes	36,706	52,286	96,195	146,219
Income Tax Expense	6,405	12,403	19,097	31,415
Earnings from Continuing Operations Including Noncontrolling Interests	30,301	39,883	77,098	114,804

Earnings Attributable to Noncontrolling Interests	(111)	(46)	(218)	(429)
Earnings from Continuing Operations Attributable to Esterline, Net of Tax	30,190	39,837	76,880	114,375

Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(1,693)	(929)	(20,254)	(8,485)

Net Earnings Attributable to Esterline	$28,497	$38,908	$56,626	$105,890

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$1.00	$1.25	$2.48	$3.60
Discontinued operations	(0.06)	(0.03)	(0.65)	(0.27)
Earnings (Loss) Per Share Attributable to Esterline - Basic	$0.94	$1.22	$1.83	$3.33

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$0.97	$1.22	$2.44	$3.53
Discontinued operations	(0.05)	(0.03)	(0.64)	(0.26)
Earnings (Loss) Per Share Attributable to Esterline - Diluted	$0.92	$1.19	$1.80	$3.27

Comprehensive Income (Loss)	$(990)	$16,479	$(107,632)	$86,162

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Month Periods Ended July 31, 2015 and August 1, 2014

(Unaudited)

(In thousands)

	July 31,	August 1,
	2015	2014

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$56,844	$106,319
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	77,310	87,443
Deferred income taxes	(9,333)	(13,104)
Share-based compensation	8,618	9,833
Gain on release of non-income tax liability	(15,656)	-
Loss on assets held for sale	16,963	-
Working capital changes, net of effect of acquisitions:
Accounts receivable	17,943	23,480
Inventories	(18,313)	(42,411)
Prepaid expenses	(2,588)	(6,202)
Other current assets	142	(99)
Accounts payable	(16,809)	(4,508)
Accrued liabilities	(7,189)	(16,458)
Federal and foreign income taxes	(8,501)	(7,983)
Other liabilities	3,243	(1,440)
Other, net	1,526	(155)
	104,200	134,715

Cash Flows Provided (Used) by Investing Activities
Purchase of capital assets	(37,777)	(35,009)
Proceeds from sale of discontinued operations	32,053	-
Acquisition of businesses, net of cash acquired	(171,070)	(44,745)
	(176,794)	(79,754)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	13,477	23,173
Excess tax benefits from stock option exercises	1,877	6,392
Shares repurchased	(259,518)	(5,176)
Repayment of long-term credit facilities	(235,000)	(40,000)
Repayment of long-term debt	(167,065)	(34,076)
Proceeds from issuance of long-term credit facilities	335,000	25,000
Proceeds from issuance of long-term debt	356,532	-
Proceeds from government assistance	3,054	3,362
Dividends paid to noncontrolling interests	-	(780)
Debt and other issuance costs	(8,213)	-
	40,144	(22,105)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(18,012)	(1,578)
Net Increase (Decrease) in Cash and Cash Equivalents	(50,462)	31,278

Cash and Cash Equivalents - Beginning of Year	238,144	179,178
Cash and Cash Equivalents - End of Period	$187,682	$210,456

Supplemental Cash Flow Information:
Cash paid for interest	$15,939	$26,066
Cash paid for taxes	29,790	49,036

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended July 31, 2015 and August 1, 2014

Note 1 – Basis of Presentation

The consolidated balance sheet as of July 31, 2015, the consolidated statement of operations and comprehensive income (loss) for the three and nine month periods ended July 31, 2015, and August 1, 2014, and the consolidated statement of cash flows for the nine month periods ended July 31, 2015, and August 1, 2014, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the above statements do not include all of the footnotes required for complete financial statements.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year.  Moreover, the Company’s first fiscal quarter, November through January, includes significant holiday periods in both Europe and North America.  The first nine months of fiscal 2015 was 39 weeks, while the first nine months of fiscal 2014 was 40 weeks.

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

In May 2014, FASB amended requirements for an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method.  Early adoption is permitted.  The updated standard becomes effective for the Company in the first fiscal quarter of 2019.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on consolidated financial statements and related disclosures.

In April 2015, FASB amended requirements related to the presentation of debt issuance costs.  The updated standard requires debt issuance costs related to recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  The recognition and measurement of debt issuance costs are not affected by this amendment.  The updated standard is effective for the Company in the first fiscal quarter of 2016.  The Company does not expect that the standard will have a material impact on its consolidated financial statements and related disclosures.

Note 3 – Earnings Per Share and Shareholders’ Equity

Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year.  Diluted earnings per share includes the dilutive effect of stock options and restricted stock units.  Common shares issuable from stock options excluded from the calculation of diluted earnings per share because they were anti-dilutive were 370,050 and 170,300 in the third fiscal quarter of 2015 and 2014, respectively.  Shares used for calculating earnings per share are disclosed in the following table:

In Thousands	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2015	2014	2015	2014

Shares used for basic earnings per share	30,397	31,995	31,003	31,818
Shares used for diluted earnings per share	30,914	32,591	31,531	32,427

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value).  As of July 31, 2015, and October 31, 2014, there were no shares of preferred stock or serial preferred stock outstanding.

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

During the nine months ended July 31, 2015, the Company repurchased 2,562,122 shares under this program at an average price paid per share of $101.29, for an aggregate purchase price of $259.5 million.

Changes in issued and outstanding common shares are summarized as follows:

	July 31,	October 31,
	2015	2014
Shares Issued:
Balance, beginning of year	32,123,717	31,441,949
Shares issued under share-based compensation plans	241,632	681,768
Balance, end of current period	32,365,349	32,123,717

Treasury Stock:
Balance, beginning of year	269,228	-
Shares purchased	2,562,122	269,228
Balance, end of current period	2,831,350	269,228

Shares outstanding, end of period	29,533,999	31,854,489

The components of Accumulated Other Comprehensive Gain (Loss):

In Thousands	July 31,	October 31,
	2015	2014

Unrealized gain (loss) on derivative contracts	$(27,050)	$(14,179)
Tax effect	7,317	3,890
	(19,733)	(10,289)

Pension and post-retirement obligations	(77,644)	(90,225)
Tax effect	25,941	30,072
	(51,703)	(60,153)

Currency translation adjustment	(224,399)	(61,135)
Accumulated other comprehensive gain (loss)	$(295,835)	$(131,577)

Note 4 – Retirement Benefits

The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC Electronics, Inc. (CMC).  The Company also sponsors a number of other non-U.S. defined benefit pension plans, primarily in Belgium, France and Germany.  In fiscal 2014, the Company offered vested terminated participants of its U.S. pension plan a one-time opportunity to elect a lump-sum payment from the plan in lieu of a lifetime annuity.  In the first fiscal quarter of 2015, the Company made a $16.6 million lump-sum payment to vested terminated pension plan participants from the plan, which resulted in an actuarial estimated settlement charge of $3.2 million.  The charge was recorded in selling, general and administrative expenses.  Components of periodic pension cost consisted of the following:

In Thousands	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2015	2014	2015	2014
Components of Net Periodic Cost
Service cost	$3,028	$2,621	$8,728	$8,244
Interest cost	4,334	4,737	12,863	14,314
Expected return on plan assets	(6,398)	(6,504)	(19,257)	(19,398)
Settlement	184	-	3,175	-
Amortization of prior service cost	271	19	305	58
Amortization of actuarial (gain) loss	1,462	1,213	3,860	3,913
Net periodic cost (benefit)	$2,881	$2,086	$9,674	$7,131

The Company’s principal post-retirement plans include non-U.S. plans, which are non-contributory healthcare and life insurance plans.  The components of expense of these other retirement benefits consisted of the following:

In Thousands	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2015	2014	2015	2014
Components of Net Periodic Cost
Service cost	$206	$233	$631	$696
Interest cost	134	187	411	560
Amortization of prior service cost	(18)	(17)	(52)	(51)
Amortization of actuarial (gain) loss	(23)	(67)	(72)	(201)
Net periodic cost (benefit)	$299	$336	$918	$1,004

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at July 31, 2015, and October 31, 2014.

In Thousands	Level 2
	July 31,	October 31,
	2015	2014
Assets:
Derivative contracts designated as hedging instruments	$892	$24
Derivative contracts not designated as hedging instruments	1,213	1,081
Embedded derivatives	4,454	2,351

Liabilities:
Derivative contracts designated as hedging instruments	$28,277	$14,592
Derivative contracts not designated as hedging instruments	1,837	4,188
Embedded derivatives	132	15

In Thousands	Level 3
	July 31,	October 31,
	2015	2014
Liabilities:
Contingent purchase obligation	$3,750	$5,000

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

The Company’s contingent purchase obligation consists of additional contingent consideration in connection with the acquisition of Sunbank Family of Companies, LLC (Sunbank) of $3.8 million as of July 31, 2015, and $5.0 million as of October 31, 2014.  The Company paid the first installment of $1.3 million in the third fiscal quarter of 2015.  The contingent consideration will be payable to the sellers if certain performance objectives are met following the acquisition in accordance with the terms of the purchase agreement.  The values recorded on the balance sheet were derived from the estimated probability that the performance objectives will be met. The contingent purchase obligation is categorized as Level 3 in the fair value hierarchy.

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

The fair value of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements.  At July 31, 2015, and October 31, 2014, the Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral.  The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates.  These exposures arise primarily from purchases or sales of products and services from third parties.  Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies.  At July 31, 2015, and October 31, 2014, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $380.3 million and $396.2 million, respectively.  These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

Net Investment Hedge

In April 2015, the Company issued €330.0 million in 3.625% Senior Notes due April 2023 (2023 Notes) and requiring semi-annual interest payments in April and October each year until maturity.  The Company designated the 2023 Notes a hedge of the investment of certain foreign business units.  The foreign currency gain or loss that is effective as a hedge is reported as a component of other comprehensive income (loss) in shareholders’ equity.  To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings.  There was no ineffectiveness since inception of the hedge.  The Company also designated the accrued interest on the 2023 Notes as a net investment hedge.

In July 2011, the Company entered into a Euro Term Loan for €125.0 million under the secured credit facility.  The Company designated the Euro Term Loan a hedge of the investment in a certain French business unit.  The foreign currency gain or loss that is effective as a hedge is reported as a component of other comprehensive income (loss) in shareholders’ equity.  To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings.  There was no ineffectiveness since inception of the hedge.  On June 30, 2014, the Company paid off the remaining balance of the Euro Term Loan.  As a result, the Company recorded a net loss of $0.5 million on extinguishment of debt in the third fiscal quarter of 2014.

Fair Value of Derivative Instruments

Fair value of derivative instruments in the Consolidated Balance Sheet at July 31, 2015, and October 31, 2014, consisted of:

In Thousands		Fair Value
		July 31,	October 31,
	Classification	2015	2014
Foreign Currency Forward Exchange Contracts:
	Other current assets	$1,739	$1,052
	Other assets	366	53
	Accrued liabilities	22,683	15,490
	Other liabilities	7,431	3,290

Embedded Derivative Instruments:
	Other current assets	$497	$296
	Other assets	3,957	2,055
	Accrued liabilities	132	15
	Other liabilities	-	-

The effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine month periods ended July 31, 2015, and August 1, 2014, consisted of:

Fair Value Hedges

We recognized the following gains (losses) on contracts designated as fair value hedges:

In Thousands	Three Months Ended		Nine Months Ended
Gain (Loss)	July 31,	August 1,	July 31,	August 1,
	2015	2014	2015	2014

Embedded derivatives:
Recognized in sales	$491	$(651)	$2,070	$215

Cash Flow Hedges

We recognized the following gains (losses) on contracts designated as cash flow hedges:

In Thousands	Three Months Ended		Nine Months Ended
Gain (Loss)	July 31,	August 1,	July 31,	August 1,
	2015	2014	2015	2014

Foreign currency forward exchange contracts:
Recognized in AOCI (effective portion)	$(1,468)	$1,873	$6,305	$(858)
Reclassified from AOCI into sales	(5,775)	(893)	(19,176)	(3,638)

Net Investment Hedges

We recognized the following gains (losses) on contracts designated as net investment hedges:

In Thousands	Three Months Ended		Nine Months Ended
Gain (Loss)	July 31,	August 1,	July 31,	August 1,
	2015	2014	2015	2014

Euro Term Loan:
Recognized in AOCI	$-	$162	$-	$134

2023 Notes:
Recognized in AOCI	$7,095	$-	$(5,940)	$-

2023 Notes Interest:
Recognized in AOCI	$34	$-	$34	$-

During the first nine months of fiscal 2015 and 2014, the Company recorded a gain of $1.0 million and a loss of $0.8 million, respectively, on foreign currency forward exchange contracts that have not been designated as accounting hedges.  These foreign currency exchange gains (losses) are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first nine months of fiscal 2015 and 2014.  In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first nine months of fiscal 2015 and 2014.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles.  The Company expects to reclassify approximately $20.8 million of net loss into earnings over the next 12 months.  The $20.8 million loss will reduce the Company’s U.S.-dollar-denominated sales covered by qualified forward contracts to the forward rate when the Company entered into the forward contracts.  The maximum duration of the Company’s foreign currency cash flow hedge contracts at July 31, 2015, is 24 months.

Note 7 – Income Taxes

The income tax rate was 17.4% in the third fiscal quarter of 2015 compared with 23.7% in the prior-year period.  In the third fiscal quarter of 2015, the Company recognized $0.9 million of discrete tax benefits principally related to the following items.  The first item was approximately $1.2 million of tax benefits due to the release of reserves upon the expiration of a statute of limitations.  The second item was approximately $0.3 million of discrete tax expense principally related to reconciling the prior year’s income tax return to the income tax provision.  In the third fiscal quarter of 2014, the Company recognized $0.2 million of discrete tax expense. The income tax rate differed from the statutory rate in the third fiscal quarters of 2015 and 2014, as both years benefited from various tax credits and certain foreign interest expense deductions.

The income tax rates were 19.9% and 21.5% for the first nine months of fiscal 2015 and 2014, respectively.  In the first nine months of fiscal 2015, the Company recognized $0.1 million of discrete tax benefits principally related to the following items.  The first item was approximately $1.5 million of discrete tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits.  The second item was approximately $1.2 million of tax benefits due to the release of reserves upon the expiration of a statute of limitations.  The third item was approximately $2.6 million of discrete tax expense principally related to reconciling the prior year’s income tax return to the income tax provision.  In the first nine months of fiscal 2014, the Company recognized approximately $0.9 million of discrete tax benefits principally related to the following items.  The first item was approximately $0.7 million of tax benefits upon the release of reserves due to the expiration of a statute of limitations.  The second item was a $0.5 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.  The third item was approximately $0.3 million of discrete tax expense principally related to reconciling the prior year’s income tax return to the income tax provision.  The income tax rate differed from the statutory rate in the first nine months of fiscal 2015 and 2014, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $0.9 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.

Note 8 – Debt

In March 2011, the Company entered into a secured credit facility for $460 million made available through a group of banks.  The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates.  On April 9, 2015, the Company amended the secured credit facility to extend the expiration to April 9, 2020, increase the revolving credit facility to $500 million, and provide for a delayed-draw term loan facility of $250 million.  Borrowing under the delayed-draw term loan facility, if utilized, may be used only for working capital and repayment or refinancing of our existing indebtedness and to pay the fees and expenses in connection therewith.  The interest rate on the credit facility ranges from LIBOR plus 1.25% to LIBOR plus 2.00% depending on the leverage ratios at the time the funds are drawn.  At July 31, 2015, the Company had $200.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.50%, which was 1.69% at July 31, 2015.

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

In August 2010, the Company issued $250.0 million in 7% Senior Notes due August 1, 2020 (2020 Notes), and requiring semi-annual interest payments in February and August of each year until maturity.  The net proceeds from the sale of the notes, after deducting $4.4 million of debt issuance costs, were $245.6 million.  The 2020 Notes are general unsecured senior obligations of the Company.  The 2020 Notes are guaranteed, jointly and severally on a senior basis, by all the existing and future domestic subsidiaries of the

Company unless designated as an “unrestricted subsidiary,” and those foreign subsidiaries that executed related subsidiary guarantees under the indenture covering the 2020 Notes.  The 2020 Notes are subject to redemption at the option of the Company at any time prior to August 1, 2015, at a price equal to 100% of the principal amount, plus any accrued interest to the date of redemption and a make-whole provision.  The 2020 Notes are also subject to redemption at the option of the Company, in whole or in part, on or after August 1, 2015, at redemption prices starting at 103.500% of the principal amount plus accrued interest during the period beginning August 1, 2015, and declining annually to 100% of principal and accrued interest on or after August 1, 2018.

Subsequent to period end, on August 3, 2015, the Company borrowed $250 million under the delayed-draw term loan provided for under the amended credit facility.  The delayed-draw term loan carries the same interest rate as the amended credit facility.  On August 4, 2015, the proceeds from the delayed-draw term loan were used to redeem all of the 7% Senior Notes due 2020.  As part of the redemption, the Company incurred an $8.75 million redemption premium and wrote off $2.4 million in unamortized debt issuance costs which will be expensed in the fourth fiscal quarter of 2015.

In April 2015, the Company issued €330.0 million in 3.625% 2023 Notes requiring semi-annual interest payments in April and October of each year until maturity.  The net proceeds from the sale of the notes, after deducting $5.7 million of debt issuance costs, were $350.8 million.  The 2023 Notes are general unsecured senior obligations of the Company.  The 2023 Notes are unconditionally guaranteed on a senior basis by the Company and certain subsidiaries of the Company that are guarantors under the Company’s existing secured credit facility.  The 2023 Notes are subject to redemption at the option of the Company at any time prior to April 15, 2018, at a price equal to 100% of the principal amount, plus any accrued interest to the date of redemption and a make-whole provision.  The Company may also redeem up to 35% of the 2023 Notes before April 15, 2018, with the net cash proceeds from equity offerings.  The 2023 Notes are also subject to redemption at the option of the Company, in whole or in part, on or after April 15, 2018, at redemption prices starting at 102.719% of the principal amount plus accrued interest during the period beginning April 15, 2018, and declining annually to 100% of principal and accrued interest on or after April 15, 2021.

Based on quoted market prices, the approximate fair value of the Company’s 2020 Notes was approximately $255.3 million and $266.9 million as of July 31, 2015, and October 31, 2014, respectively.  Based on quoted market prices, the approximate fair value of the Company’s 2023 Notes was approximately $352.5 million as of July 31, 2015.  The carrying amount of the secured credit facility approximates fair value.  Estimates of fair value for the 2020 Notes and 2023 Notes are based on quoted market prices, and are considered Level 2 inputs as defined in the fair value hierarchy described in Note 5.

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation.  The repayment of this advance is based on year-over-year commercial aviation revenue growth at CMC beginning in 2014.  Imputed interest on the advance was 4.29% at July 31, 2015.  The debt recognized was $43.2 million and $51.9 million as of July 31, 2015, and October 31, 2014, respectively.

Note 9 – Commitments and Contingencies

As of July 31, 2015, and October 31, 2014, the Company had a liability of $1.5 million in both periods, related to environmental remediation at a previously sold business for which the Company provided indemnification.

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

Note 10 – Employee Stock Plans

As of July 31, 2015, the Company had three share-based compensation plans, which are described below.  The compensation cost that has been charged against income for those plans was $8.6 million and $9.8 million for the first nine months of fiscal 2015 and 2014, respectively.  During the first nine months of fiscal 2015 and 2014, the Company issued 241,632 and 600,540 shares, respectively, under its share-based compensation plans.

Employee Stock Purchase Plan (ESPP)

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded.

Employee Sharesave Scheme

The Company offers shares under its employee sharesave scheme for U.K. employees.  This plan allows participants the option to purchase shares at a 5% discount of the market price of the stock as of the beginning of the offering period.  The term of these options is three years.  The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan.  Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 25,984 and 29,242 options in the nine month periods ended July 31, 2015, and August 1, 2014, respectively.  The weighted-average grant date fair value of options granted during the nine month periods ended July 31, 2015, and August 1, 2014, was $24.31 and $27.03 per share, respectively.

	Nine Months Ended
	July 31,	August 1,
	2015	2014

Volatility	25.80%	33.69%
Risk-free interest rate	0.93%	0.73%
Expected life (years)	3	3
Dividends	0	0

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 192,700 and 193,200 options to purchase shares in the nine month periods ended July 31, 2015, and August 1, 2014, respectively.  The weighted-average grant date fair value of options granted during the nine month periods ended July 31, 2015, and August 1, 2014, was $48.48 and $45.23 per share, respectively.

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

	Nine Months Ended
	July 31,	August 1,
	2015	2014

Volatility	40.73 - 41.89%	41.87 - 43.17%
Risk-free interest rate	1.43 - 2.00%	1.73 - 2.99%
Expected life (years)	5 - 9	5 - 9
Dividends	0	0

The Company granted 22,000 and 77,575 restricted stock units in the nine month periods ended July 31, 2015, and August 1, 2014, respectively.  The weighted-average grant date fair value of restricted stock units granted during the nine month periods ended July 31, 2015, and August 1, 2014, was $112.53 and $84.50 per share, respectively.  The fair value of each restricted stock unit granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.

Note 11 – Acquisitions

On January 31, 2015, the Company acquired the defense, aerospace and training display (DAT) business of Belgium-based Barco N.V. (Barco) for €150 million, or approximately $171 million, in cash before a working capital adjustment of approximately $15 million which decreased the purchase price and was received subsequent to the third fiscal quarter of 2015.  The Company incurred a $2.9 million foreign currency exchange loss in the funding of the acquisition in the first fiscal quarter of 2015.  Acquisition related costs of $3.4 million have been recognized as selling, general and administrative expense.  The Company financed the acquisition primarily using international cash reserves, with the balance funded by borrowings under its existing credit facility.  The display business develops and manufactures visualization solutions for a variety of demanding defense and commercial aerospace applications.  The display business is included in our Avionics & Controls segment.

The following summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.  The fair value adjustment for inventory was $7.1 million, which will be recognized as cost of goods sold over 13 months, the estimated inventory turnover.  The fair value of acquired programs represented the value of visualization solutions sold under long-term supply agreements with aerospace companies, military contractors, and OEM manufacturers using similar technology.  The valuation of the program included the values of program-specific technology, the backlog of contracts, and the relationship with customers which lead to potential future contracts.  The valuation of the programs was based upon the discounted cash flow at a market-based discount rate.  The purchase price includes the value of existing technologies, the introduction of new technologies, and the addition of new customers.  These factors resulted in recording goodwill of $48.0 million.  The amount allocated to goodwill is not deductible for income tax purposes.

In Thousands
As of January 31, 2015

Current assets	$94,899
Property, plant and equipment	6,211
Intangible assets subject to amortization
Programs (15 year average useful life)	56,513
Programs (3 year average useful life)	677
Trade name (3 year average useful life)	226
Goodwill	48,001
Other assets	3,401
Total assets acquired	209,928

Current liabilities assumed	33,492
Long-term liabilities assumed	5,366
Net assets acquired	$171,070

On December 20, 2013, the Company acquired Sunbank for $51.7 million.  The purchase price included $5 million in additional contingent consideration based upon achievement of certain sales levels over a two-year period, of which the Company paid the first installment of $1.3 million in the third fiscal quarter of 2015.  The remaining $3.7 million in additional contingent consideration is expected to be paid.  Sunbank is a manufacturer of electrical cable accessories, connectors and flexible conduit systems.  Sunbank is included in the Sensors & Systems segment.

Note 12 – Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is as follows:

In Thousands	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2015	2014	2015	2014

Net earnings	$28,497	$38,908	$56,626	$105,890
Change in fair value of derivative financial instruments, net of tax (1)	(5,276)	810	(9,444)	(3,150)
Change in pension and post-retirement obligations, net of tax (2)	1,951	507	8,450	2,653
Currency translation adjustment	(26,162)	(23,746)	(163,264)	(19,231)
Comprehensive Income (Loss)	$(990)	$16,479	$(107,632)	$86,162

[1]

Net of tax benefit (expense) of $1,967 and $(171) for the third fiscal quarter of 2015 and 2014, respectively.  Net of tax benefit of $3,427 and $1,345 for the first nine months of fiscal 2015 and 2014, respectively.

[2]

Net of tax expense of $(843) and $(294) for the third fiscal quarter of 2015 and 2014, respectively.  Net of tax expense of $(4,131) and $(1,310) for the first nine months of fiscal 2015 and 2014, respectively.

Note 13 – Restructuring

On December 5, 2013, the Company announced the acceleration of its plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions.  These integration activities are expected to result in charges and expenses for a total of $35 million in fiscal 2014 and fiscal 2015.  Total restructuring expenses were $20.4 million in fiscal 2014.  The costs are for exit and relocation of facilities, losses on the write off of certain property, plant and equipment, and severance.  In the first nine months of fiscal 2015, restructuring expense totaled $10.1 million, as more fully described in the following table:

In Thousands		Write Off of
	Exit &	Property,
	Relocation	Plant &
	of Facilities	Equipment	Severance	Total

Cost of sales	$3,512	$651	$588	$4,751
Restructuring charges	3,980	-	1,395	5,375
Total	$7,492	$651	$1,983	$10,126

In the first nine months of fiscal 2014, restructuring expense totaled $14.3 million, as more fully described in the following table:

In Thousands		Write Off of
	Exit &	Property,
	Relocation	Plant &
	of Facilities	Equipment	Severance	Total

Cost of sales	$4,029	$9	$-	$4,038
Restructuring charges	2,866	2,542	4,871	10,279
Total	$6,895	$2,551	$4,871	$14,317

The Company has recorded an accrued liability of $4.2 million and $5.9 million for these activities as of July 31, 2015, and October 31, 2014, respectively.

In Thousands	Accrued
Liabilities

Beginning Balance as of October 25, 2013	$-
Amounts accrued and incurred	20,388
Amounts paid	(11,688)
Write-off	(2,585)
Currency translation adjustment	(200)
Balance as of October 31, 2014	$5,915

Amounts accrued and incurred	10,126
Amounts paid	(10,968)
Write-off	(651)
Currency translation adjustment	(227)
Balance as of July 31, 2015	$4,195

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

On June 5, 2015, the Company completed the sale of Eclipse for approximately $10 million.  The Company retained ownership of the land, building and building improvements, which are being held for sale.  On July 20, 2015, the Company completed the sale of PA&E for approximately $22 million.  The selling price for both businesses is subject to customary working capital adjustments.

During the third fiscal quarter of 2015, the Company incurred a loss of $1.7 million on discontinued operations.  During the first nine months of fiscal 2015, the Company incurred a loss on discontinued operations of $20.3 million, including a $16.4 million loss on assets held for sale.  For the first nine months of fiscal 2015, a $11.9 million loss on assets held for sale at Avionics & Controls was principally due the reduction of Eclipse’s estimated selling price based upon lower expectations of earnings for the business and continuing negotiations with the buyer.  The $5.1 million write-off in Advanced Materials was due to the effects of valuing Wallop’s balance sheet at the current exchange rate incurred in the first nine months of fiscal 2015.

During the first nine months of fiscal 2015, the Company recorded a $2.0 million increase in a liability related to environmental remediation at a previously sold business for which the Company provided indemnification.  A loss of $1.3 million, net of tax, is reflected in discontinued operations.

The operating results of the discontinued operations for the three month period ended July 31, 2015, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$4,436	$6,419	$5,424	$-	$16,279

Operating earnings (loss)	(1,132)	1,533	(830)	(803)	(1,232)
Gain (loss) on net assets held for sale	(1,718)	619	(18)	-	(1,117)
Tax expense (benefit)	(695)	428	(127)	(262)	(656)
Income (loss) from discontinued operations	$(2,155)	$1,724	$(721)	$(541)	$(1,693)

The operating results of the discontinued operations for the nine month period ended July 31, 2015, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$18,349	$18,684	$11,529	$-	$48,562

Operating earnings (loss)	(2,649)	3,270	(3,909)	(1,988)	(5,276)
Gain (loss) on net assets held for sale	(11,871)	(3)	(5,089)	-	(16,963)
Tax expense (benefit)	(1,252)	626	(686)	(673)	(1,985)
Income (loss) from discontinued operations	$(13,268)	$2,641	$(8,312)	$(1,315)	$(20,254)

The operating results of the discontinued operations for the three month period ended August 1, 2014, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$7,249	$5,860	$11,706	$-	$24,815

Operating earnings (loss)	(1,847)	141	(196)	-	(1,902)
Gain (loss) on net assets held for sale	-	-	-	-	-
Tax expense (benefit)	(520)	(461)	8	-	(973)
Income (loss) from discontinued operations	$(1,327)	$602	$(204)	$-	$(929)

The operating results of the discontinued operations for the nine month period ended August 1, 2014, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$24,783	$16,798	$20,987	$-	$62,568

Operating earnings (loss)	(6,566)	(278)	(5,020)	(343)	(12,207)
Gain (loss) on net assets held for sale	-	-	-	-	-
Tax expense (benefit)	(2,136)	(595)	(991)	-	(3,722)
Income (loss) from discontinued operations	$(4,430)	$317	$(4,029)	$(343)	$(8,485)

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at July 31, 2015, are comprised of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Accounts receivable, net	$1,589	$-	$4,949	$6,538
Inventories	2,451	-	5,111	7,562
Prepaid expenses	21	-	277	298
Deferred income tax benefits	-	-	-	-
Income tax refundable	-	-	-	-
Current Assets of Businesses Held for Sale	$4,061	$-	$10,337	$14,398

Net property, plant and equipment	$5,324	$-	$16,817	$22,141
Intangibles, net	950	-	6,905	7,855
Deferred income tax benefits	-	-	-	-
Other assets	-	-	1,562	1,562
Non-Current Assets of Businesses Held for Sale	$6,274	$-	$25,284	$31,558

Accounts payable	$1,533	$-	$5,389	$6,922
Accrued liabilities	506	-	1,457	1,963
Current Liabilities of Businesses Held for Sale	$2,039	$-	$6,846	$8,885

Deferred income tax liabilities	$-	$-	$1,795	$1,795
Other liabilities	64	-	-	64
Non-Current Liabilities of Businesses Held for Sale	$64	$-	$1,795	$1,859

Net Assets of Businesses Held for Sale	$8,232	$-	$26,980	$35,212

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at October 31, 2014, were comprised of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Accounts receivable, net	$5,154	$3,752	$2,106	$11,012
Inventories	12,646	7,972	5,258	25,876
Prepaid expenses	408	86	335	829
Deferred income tax benefits	671	680	-	1,351
Income tax refundable	-	-	2,378	2,378
Current Assets of Businesses Held for Sale	$18,879	$12,490	$10,077	$41,446

Net property, plant and equipment	$4,949	$4,105	$19,839	$28,893
Intangibles, net	22,228	10,659	8,327	41,214
Deferred income tax benefits	-	(30)	-	(30)
Other assets	-	-	1,600	1,600
Non-Current Assets of Businesses Held for Sale	$27,177	$14,734	$29,766	$71,677

Accounts payable	$2,194	$873	$6,326	$9,393
Accrued liabilities	1,765	1,008	2,025	4,798
Current Liabilities of Businesses Held for Sale	$3,959	$1,881	$8,351	$14,191

Deferred income tax liabilities	$11,084	$6,243	$1,537	$18,864
Other liabilities	-	-	12	12
Non-Current Liabilities of Businesses Held for Sale	$11,084	$6,243	$1,549	$18,876

Net Assets of Businesses Held for Sale	$31,013	$19,100	$29,943	$80,056

Note 15 – Business Segment Information

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

In Thousands	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2015	2014	2015	2014
Sales
Avionics & Controls	$207,467	$192,860	$594,534	$571,366
Sensors & Systems	175,530	192,246	515,611	579,131
Advanced Materials	113,220	121,203	332,496	352,613
	$496,217	$506,309	$1,442,641	$1,503,110

Earnings from Continuing Operations Before Income Taxes
Avionics & Controls	$23,473	$30,902	$52,024	$81,952
Sensors & Systems	23,356	18,055	55,491	61,811
Advanced Materials	24,396	27,724	65,908	75,911
Segment Earnings	71,225	76,681	173,423	219,674

Corporate expense	(24,045)	(16,142)	(65,067)	(48,398)
Other income	-	-	12,744	-
Interest income	144	145	447	400
Interest expense	(10,618)	(7,865)	(25,023)	(24,924)
Loss on extinguishment of debt	-	(533)	(329)	(533)
	$36,706	$52,286	$96,195	$146,219

Note 16 – Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X as of July 31, 2015, and October 31, 2014, and for the applicable periods ended July 31, 2015, and August 1, 2014, for (a) Esterline Technologies Corporation (the Parent); (b) TA Mfg. Limited, the issuer of the 2023 Notes; (c) on a combined basis, the current subsidiary guarantors (Guarantor Subsidiaries) of the secured credit facility, the 2020 Notes and the 2023 Notes for the periods after April 2015; and (d) on a combined basis, the subsidiaries that are not guarantors (Non-Guarantor Subsidiaries) of the secured credit facility, the 2020 Notes and the 2023 Notes for the periods after April 2015.  The Guarantor Subsidiaries are direct and indirect wholly-owned subsidiaries of Esterline Technologies Corporation and have fully and unconditionally, jointly and severally, guaranteed the secured credit facility, the 2020 Notes and the 2023 Notes.

Condensed Consolidating Balance Sheet as of July 31, 2015.

In Thousands				Non-
		TA Mfg.	Guarantor	Guarantor
	Parent	Ltd.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current Assets
Cash and cash equivalents	$16,454	$995	$1,376	$168,857	$-	$187,682
Accounts receivable, net	33	-	136,624	237,042	-	373,699
Inventories	-	-	193,345	276,355	-	469,700
Income tax refundable	-	-	-	17,515	-	17,515
Deferred income tax benefits	29,330	-	(14,519)	22,134	-	36,945
Prepaid expenses	93	-	7,648	13,666	-	21,407
Other current assets	74	-	111	17,011	-	17,196
Current assets of businesses held for sale	-	-	-	14,398	-	14,398
Total Current Assets	45,984	995	324,585	766,978	-	1,138,542

Property, Plant & Equipment, Net	1,992	-	158,658	145,741	-	306,391
Goodwill	-	-	372,021	668,422	-	1,040,443
Intangibles, net	-	-	109,929	350,039	-	459,968
Debt issuance costs, net	5,380	5,655	-	-	-	11,035
Deferred income tax benefits	18,659	-	14,670	42,283	-	75,612
Other assets	281	-	10,386	11,436	-	22,103
Non-current assets of businesses held for sale	-	-	5,262	26,296	-	31,558
Amounts Due From (To) Subsidiaries	-	353,831	817,896	-	(1,171,727)	-
Investment in Subsidiaries	3,098,201	653,386	1,009,069	14,644	(4,775,300)	-
Total Assets	$3,170,497	$1,013,867	$2,822,476	$2,025,839	$(5,947,027)	$3,085,652

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$2,846	$-	$36,884	$71,685	$-	$111,415
Accrued liabilities	19,441	4,124	80,197	163,624	-	267,386
Current maturities of long-term debt	-	-	898	116	-	1,014
Deferred income tax liabilities	15,159	-	(14,669)	2,503	-	2,993
Federal and foreign income taxes	(9,624)	(51)	(5,165)	18,693	-	3,853
Current liabilities of businesses held for sale	-	-	-	8,885	-	8,885
Total Current Liabilities	27,822	4,073	98,145	265,506	-	395,546

Credit Facilities	170,000	-	-	30,000	-	200,000
Long-Term Debt, Net	250,000	362,472	56,976	43,361	-	712,809
Deferred Income Tax Liabilities	24,867	-	14,658	93,974	-	133,499
Pension and Post-Retirement Obligations	18,591	-	754	37,413	-	56,758
Other Liabilities	14,134	-	194	16,184	-	30,512
Non-current liabilities of businesses held for sale	-	-	-	1,859	-	1,859
Amounts Due To (From) Subsidiaries	1,110,414	-	-	398,562	(1,508,976)	-
Shareholders' Equity	1,554,669	647,322	2,651,749	1,138,980	(4,438,051)	1,554,669
Total Liabilities and Shareholders' Equity	$3,170,497	$1,013,867	$2,822,476	$2,025,839	$(5,947,027)	$3,085,652

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three month period ended July 31, 2015.

In Thousands				Non-
		TA Mfg.	Guarantor	Guarantor
	Parent	Ltd.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$-	$-	$225,105	$272,137	$(1,025)	$496,217
Cost of sales	-	-	147,206	180,240	(1,025)	326,421
	-	-	77,899	91,897	-	169,796
Expenses
Selling, general and administrative	-	55	38,794	53,119	-	91,968
Research, development & engineering	-	-	10,158	19,087	-	29,245
Restructuring charges	-	-	1,228	175	-	1,403
Other (income) expense	-	-	-	-	-	-
Total Expenses	-	55	50,180	72,381	-	122,616

Operating Earnings from Continuing Operations	-	(55)	27,719	19,516	-	47,180
Interest Income	(3,928)	(3,401)	(3,766)	(7,597)	18,548	(144)
Interest Expense	8,790	3,500	8,838	8,038	(18,548)	10,618
Loss on Extinguishment of Debt	(122)	-	-	122	-	-
Earnings (Loss) from Continuing Operations Before Income Taxes	(4,740)	(154)	22,647	18,953	-	36,706
Income Tax Expense (Benefit)	(943)	(31)	3,678	3,701	-	6,405
Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	(3,797)	(123)	18,969	15,252	-	30,301
Earnings Attributable to Noncontrolling Interests	-	-	-	(111)	-	(111)
Earnings (Loss) from Continuing Operations Attributable to Esterline, Net of Tax	(3,797)	(123)	18,969	15,141	-	30,190
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(541)	-	63	(1,215)	-	(1,693)
Equity in Net Earnings of Consolidated Subsidiaries	32,835	10,457	27	-	(43,319)	-

Net Earnings (Loss) Attributable to Esterline	$28,497	$10,334	$19,059	$13,926	$(43,319)	$28,497

Comprehensive Income (Loss)	$(1,797)	$14,871	$19,728	$(4,972)	$(28,820)	$(990)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the nine month period ended July 31, 2015.

In Thousands				Non-
		TA Mfg.	Guarantor	Guarantor
	Parent	Ltd.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$-	$-	$668,970	$776,796	$(3,125)	$1,442,641
Cost of sales	-	-	440,583	526,386	(3,125)	963,844
	-	-	228,387	250,410	-	478,797
Expenses
Selling, general and administrative	-	71	113,087	173,208	-	286,366
Research, development & engineering	-	-	32,455	46,245	-	78,700
Restructuring charges	-	-	4,588	787	-	5,375
Other (income) expense	-	-	-	(12,744)	-	(12,744)
Total Expenses	-	71	150,130	207,496	-	357,697

Operating Earnings from Continuing Operations	-	(71)	78,257	42,914	-	121,100
Interest Income	(11,922)	(4,261)	(18,232)	(23,485)	57,453	(447)
Interest Expense	21,991	4,389	33,633	22,463	(57,453)	25,023
Loss on Extinguishment of Debt	207	-	-	122	-	329
Earnings (Loss) from Continuing Operations Before Income Taxes	(10,276)	(199)	62,856	43,814	-	96,195
Income Tax Expense (Benefit)	(2,052)	(40)	10,625	10,564	-	19,097
Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	(8,224)	(159)	52,231	33,250	-	77,098
Earnings Attributable to Noncontrolling Interests	-	-	-	(218)	-	(218)
Earnings (Loss) from Continuing Operations Attributable to Esterline, Net of Tax	(8,224)	(159)	52,231	33,032	-	76,880
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(1,315)	-	(9,592)	(9,347)	-	(20,254)
Equity in Net Earnings of Consolidated Subsidiaries	66,165	31,991	140	-	(98,296)	-

Net Earnings (Loss) Attributable to Esterline	$56,626	$31,832	$42,779	$23,685	$(98,296)	$56,626

Comprehensive Income (Loss)	$(95,254)	$25,408	$43,723	$(109,270)	$27,761	$(107,632)

Condensed Consolidating Statement of Cash Flows for the nine month period ended July 31, 2015.

In Thousands				Non-
		TA Mfg.	Guarantor	Guarantor
	Parent	Ltd.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$56,844	$31,832	$42,779	$23,685	$(98,296)	$56,844
Depreciation & amortization	-	-	28,339	48,971	-	77,310
Deferred income taxes	(17,829)	-	16,243	(7,747)	-	(9,333)
Share-based compensation	-	5	3,722	4,891	-	8,618
Gain on release of non-income tax liability	-	-	-	(15,656)	-	(15,656)
Loss on assets held for sale	-	-	10,842	6,121	-	16,963
Working capital changes, net of effect of acquisitions:
Accounts receivable	577	-	8,228	9,138	-	17,943
Inventories	-	-	(5,268)	(13,045)	-	(18,313)
Prepaid expenses	54	-	(918)	(1,724)	-	(2,588)
Other current assets	6	-	3	133	-	142
Accounts payable	1,095	-	(4,430)	(13,474)	-	(16,809)
Accrued liabilities	(2,286)	-	(12,976)	8,073	-	(7,189)
Federal and foreign income taxes	(7,342)	(51)	(2,522)	1,414	-	(8,501)
Other liabilities	3,608	-	(528)	163	-	3,243
Other, net	(28,400)	-	(42,771)	72,697	-	1,526
	6,327	31,786	40,743	123,640	(98,296)	104,200

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(804)	-	(14,480)	(22,493)	-	(37,777)
Proceeds from sale of discontinued operations	-	-	32,053	-	-	32,053
Acquisition of businesses, net of cash acquired	-	-	-	(171,070)	-	(171,070)
	(804)	-	17,573	(193,563)	-	(176,794)

In Thousands				Non-
		TA Mfg.	Guarantor	Guarantor
	Parent	Ltd.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	13,477	-	-	-	-	13,477
Excess tax benefits from stock option exercises	1,877	-	-	-	-	1,877
Shares repurchased	(259,518)	-	-	-	-	(259,518)
Repayment of long-term credit facilities	(235,000)	-	-	-	-	(235,000)
Repayment of long-term debt	(161,875)	-	(416)	(4,774)	-	(167,065)
Proceeds from issuance of long-term credit facilities	305,000	-	-	30,000	-	335,000
Proceeds from issuance of long-term debt	-	356,532	-	-	-	356,532
Proceeds from government assistance	-	-	-	3,054	-	3,054
Dividends paid to noncontrolling interests	-	-	-	-	-	-
Debt and other issuance costs	(2,333)	(5,880)	-	-	-	(8,213)
Net change in intercompany financing	333,610	(380,925)	(60,805)	9,824	98,296	-
	(4,762)	(30,273)	(61,221)	38,104	98,296	40,144

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	1,059	(518)	827	(19,380)	-	(18,012)

Net Increase (Decrease) in Cash and Cash Equivalents	1,820	995	(2,078)	(51,199)	-	(50,462)
Cash and Cash Equivalents - Beginning of Year	14,634	-	3,454	220,056	-	238,144

Cash and Cash Equivalents - End of Period	$16,454	$995	$1,376	$168,857	$-	$187,682

Condensed Consolidating Balance Sheet as of October 31, 2014.

In Thousands				Non-
		TA Mfg.	Guarantor	Guarantor
	Parent	Ltd.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current Assets
Cash and cash equivalents	$14,634	$-	$3,454	$220,056	$-	$238,144
Accounts receivable, net	610	-	143,158	236,121	-	379,889
Inventories	-	-	188,982	244,613	-	433,595
Income tax refundable	-	-	-	5,266	-	5,266
Deferred income tax benefits	31,486	-	(1,191)	18,384	-	48,679
Prepaid expenses	147	-	6,703	13,486	-	20,336
Other current assets	80	-	114	1,955	-	2,149
Current assets of businesses held for sale	-	-	26,800	14,646	-	41,446
Total Current Assets	46,957	-	368,020	754,527	-	1,169,504

Property, Plant & Equipment, Net	1,489	-	158,089	159,764	-	319,342
Goodwill	-	-	347,700	724,086	-	1,071,786
Intangibles, net	-	-	106,164	365,213	-	471,377
Debt issuance costs, net	4,134	-	-	161	-	4,295
Deferred income tax benefits	20,455	-	30	50,822	-	71,307
Other assets	130	-	7,502	6,547	-	14,179
Non-current assets of businesses held for sale	-	-	40,737	30,940	-	71,677
Amounts Due From (To) Subsidiaries	-	-	797,342	-	(797,342)	-
Investment in Subsidiaries	3,307,454	-	1,127,237	20,768	(4,455,459)	-
Total Assets	$3,380,619	$-	$2,952,821	$2,112,828	$(5,252,801)	$3,193,467

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,751	$-	$36,905	$76,628	$-	$115,284
Accrued liabilities	20,178	-	93,168	149,190	-	262,536
Current maturities of long-term debt	8,750	-	349	3,675	-	12,774
Deferred income tax liabilities	76	-	8	1,689	-	1,773
Federal and foreign income taxes	(2,282)	-	(2,643)	6,496	-	1,571
Current liabilities of businesses held for sale	-	-	4,010	10,181	-	14,191
Total Current Liabilities	28,473	-	131,797	247,859	-	408,129

Credit Facilities	100,000	-	-	-	-	100,000
Long-Term Debt, Net	403,125	-	55,176	51,419	-	509,720
Deferred Income Tax Liabilities	58,615	-	(17,333)	107,883	-	149,165
Pension and Post-Retirement Obligations	18,683	-	1,226	42,784	-	62,693
Other Liabilities	16,762	-	3,944	26,178	-	46,884
Non-current liabilities of businesses held for sale	-	-	17,327	1,549	-	18,876
Amounts Due To (From) Subsidiaries	856,961	-	-	456,861	(1,313,822)	-
Shareholders' Equity	1,898,000	-	2,760,684	1,178,295	(3,938,979)	1,898,000
Total Liabilities and Shareholders' Equity	$3,380,619	$-	$2,952,821	$2,112,828	$(5,252,801)	$3,193,467

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three month period ended August 1, 2014.

In Thousands				Non-
		TA Mfg.	Guarantor	Guarantor
	Parent	Ltd.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$-	$-	$239,134	$268,860	$(1,685)	$506,309
Cost of sales	-	-	150,139	180,768	(1,685)	329,222
	-	-	88,995	88,092	-	177,087
Expenses
Selling, general and administrative	-	-	33,454	55,430	-	88,884
Research, development & engineering	-	-	10,932	13,327	-	24,259
Restructuring charges	-	-	2,577	828	-	3,405
Other (income) expense	-	-	-	-	-	-
Total Expenses	-	-	46,963	69,585	-	116,548

Operating Earnings from Continuing Operations	-	-	42,032	18,507	-	60,539
Interest Income	(3,837)	-	(1,948)	(13,931)	19,571	(145)
Interest Expense	5,777	-	6,832	14,827	(19,571)	7,865
Loss on Extinguishment of Debt	-	-	-	533	-	533
Earnings (Loss) from Continuing Operations Before Income Taxes	(1,940)	-	37,148	17,078	-	52,286
Income Tax Expense (Benefit)	(466)	-	8,449	4,420	-	12,403
Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	(1,474)	-	28,699	12,658	-	39,883
Earnings Attributable to Noncontrolling Interests	-	-	-	(46)	-	(46)
Earnings (Loss) from Continuing Operations Attributable to Esterline, Net of Tax	(1,474)	-	28,699	12,612	-	39,837
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	-	-	(787)	(142)	-	(929)
Equity in Net Earnings of Consolidated Subsidiaries	40,382	-	883	114	(41,379)	-

Net Earnings (Loss) Attributable to Esterline	$38,908	$-	$28,795	$12,584	$(41,379)	$38,908

Comprehensive Income (Loss)	$15,707	$-	$26,224	$(9,163)	$(16,289)	$16,479

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the nine month period ended August 1, 2014.

In Thousands				Non-
		TA Mfg.	Guarantor	Guarantor
	Parent	Ltd.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$-	$-	$702,424	$804,889	$(4,203)	$1,503,110
Cost of sales	-	-	446,042	534,224	(4,203)	976,063
	-	-	256,382	270,665	-	527,047
Expenses
Selling, general and administrative	-	-	107,162	162,889	-	270,051
Research, development & engineering	-	-	35,245	40,196	-	75,441
Restructuring charges	-	-	6,898	3,381	-	10,279
Other (income) expense	-	-	-	-	-	-
Total Expenses	-	-	149,305	206,466	-	355,771

Operating Earnings from Continuing Operations	-	-	107,077	64,199	-	171,276
Interest Income	(11,588)	-	(5,886)	(42,303)	59,377	(400)
Interest Expense	18,350	-	20,619	45,332	(59,377)	24,924
Loss on Extinguishment of Debt	-	-	-	533	-	533
Earnings (Loss) from Continuing Operations Before Income Taxes	(6,762)	-	92,344	60,637	-	146,219
Income Tax Expense (Benefit)	(1,462)	-	20,686	12,191	-	31,415
Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	(5,300)	-	71,658	48,446	-	114,804
Earnings Attributable to Noncontrolling Interests	-	-	-	(429)	-	(429)
Earnings (Loss) from Continuing Operations Attributable to Esterline, Net of Tax	(5,300)	-	71,658	48,017	-	114,375
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(343)	-	(3,645)	(4,497)	-	(8,485)
Equity in Net Earnings of Consolidated Subsidiaries	111,533	-	2,117	1,434	(115,084)	-

Net Earnings (Loss) Attributable to Esterline	$105,890	$-	$70,130	$44,954	$(115,084)	$105,890

Comprehensive Income (Loss)	$88,374	$-	$68,693	$35,471	$(106,376)	$86,162

Condensed Consolidating Statement of Cash Flows for the nine month period ended August 1, 2014.

In Thousands				Non-
		TA Mfg.	Guarantor	Guarantor
	Parent	Ltd.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$106,319	$-	$70,130	$44,954	$(115,084)	$106,319
Depreciation & amortization	-	-	32,336	55,107	-	87,443
Deferred income taxes	(4,971)	-	(2)	(8,131)	-	(13,104)
Share-based compensation	-	-	4,248	5,585	-	9,833
Gain on release of non-income tax liability	-	-	-	-	-	-
Loss on assets held for sale	-	-	-	-	-	-
Working capital changes, net of effect of acquisitions:
Accounts receivable	528	-	13,887	9,065	-	23,480
Inventories	-	-	(17,289)	(25,122)	-	(42,411)
Prepaid expenses	(52)	-	(1,913)	(4,237)	-	(6,202)
Other current assets	2	-	(1)	(100)	-	(99)
Accounts payable	117	-	3,585	(8,210)	-	(4,508)
Accrued liabilities	(10,486)	-	(1,534)	(4,438)	-	(16,458)
Federal and foreign income taxes	(4,462)	-	21,809	(25,330)	-	(7,983)
Other liabilities	5,415	-	95	(6,950)	-	(1,440)
Other, net	(497)	-	(10,962)	11,304	-	(155)
	91,913	-	114,389	43,497	(115,084)	134,715

Cash Flows Provided (Used) by Investing Activities
Purchases of capital assets	(186)	-	(11,748)	(23,075)	-	(35,009)
Proceeds from sale of discontinued operations	-	-	-	-	-	-
Acquisition of businesses, net of cash acquired	-	-	(44,745)	-	-	(44,745)
	(186)	-	(56,493)	(23,075)	-	(79,754)

In Thousands				Non-
		TA Mfg.	Guarantor	Guarantor
	Parent	Ltd.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	23,173	-	-	-	-	23,173
Excess tax benefits from stock option exercises	6,392	-	-	-	-	6,392
Shares repurchased	(5,176)	-	-	-	-	(5,176)
Repayment of long-term credit facilities	(40,000)	-	-	-	-	(40,000)
Repayment of long-term debt	(6,562)	-	(245)	(27,269)	-	(34,076)
Proceeds from issuance of long-term credit facilities	25,000	-	-	-	-	25,000
Proceeds from issuance of long-term debt	-	-	-	-	-	-
Proceeds from government assistance	-	-	-	3,362	-	3,362
Dividends paid to noncontrolling interests	-	-	-	(780)	-	(780)
Debt and other issuance costs	-	-	-	-	-	-
Net change in intercompany financing	(98,319)	-	(56,888)	40,123	115,084	-
	(95,492)	-	(57,133)	15,436	115,084	(22,105)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(22)	-	(22)	(1,534)	-	(1,578)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,787)	-	741	34,324	-	31,278
Cash and Cash Equivalents - Beginning of Year	7,826	-	4,876	166,476	-	179,178

Cash and Cash Equivalents - End of Period	$4,039	$-	$5,617	$200,800	$-	$210,456

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

Our current business and strategic plan focuses on the continued development of our products principally for aerospace and defense markets.  We are concentrating our efforts to expand our capabilities in these markets and to anticipate the global needs of our customers and respond to such needs with comprehensive solutions.  These efforts focus on continuous research and new product development, acquisitions and strategic realignments of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering.  Our business has been impacted by reductions in defense spending.

On January 31, 2015, we acquired the DAT business of Belgium-based Barco N.V. (Barco) for €150 million net of acquired cash, or approximately $171 million in cash.  A working capital adjustment of approximately $15 million was paid by Barco subsequent to July 31, 2015.  We financed the acquisition primarily using international cash reserves, with the balance funded by borrowings under our existing credit facility.  DAT develops and manufactures visualization solutions for a variety of demanding defense and commercial aerospace applications.  DAT employs roughly 600 people in Belgium, France, Israel, Singapore and the U.S.  The display business is included in our Avionics & Controls segment.  We incurred a $2.9 million foreign currency exchange loss in funding the acquisition at the end of the first fiscal quarter of 2015.  We estimate that DAT will break even in fiscal 2015, excluding integration and purchase accounting expenses and the above referenced foreign currency loss.

In September 2014, our board of directors approved a plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; and a small distribution business.  These business units are reported as discontinued operations for all periods presented.  Based upon the estimated fair values, we incurred an estimated after-tax loss of $49.5 million in the fourth quarter of fiscal 2014 on the assets held for sale in discontinued operations.  During the first nine months of fiscal 2015 and 2014, we incurred a loss on discontinued operations of $20.3 million and $8.5 million, respectively.  On June 5, 2015, we sold Eclipse for approximately $10 million.  We retained ownership of the land, building and building improvements, which are being held for sale.  In addition, on July 20, 2015, we sold PA&E for approximately $22 million.  The selling price for both businesses is subject to customary working capital adjustments.

On June 19, 2014, our board of directors approved a share repurchase program and authorized the repurchase of up to $200 million of outstanding shares of common stock.  In March 2015, our board of directors authorized an additional $200 million for repurchase of outstanding shares of common stock under the program.  Under the program, the Company is authorized to repurchase up to $400 million of the outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  During fiscal 2014, we repurchased 269,228 shares under this program at an average price paid per share of $112.40, for an aggregate purchase price of $30.3 million.  During the first nine months of fiscal 2015, we repurchased 2,562,122 shares under this program at an average price paid per share of $101.29, for an aggregate purchase price of $259.5 million.

In March 2014, we entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DDTC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations.  Among other things, the Consent Agreement requires us to pay a $20 million penalty, of which $10 million was suspended and eligible for offset credit based upon verified expenditures for past and future remedial actions, and to continue to implement ongoing compliance remedial measures and to implement additional remedial measures related to ITAR compliance activities.  As a result of these remedial measures, remedial compliance expense was $15 million in the first nine months of fiscal 2015 compared with $7 million in the same period in fiscal 2014.  More information about the Consent Agreement is set forth in Note 9 to the Consolidated Financial Statements included in Part 1, Item 1 of this report.

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

On December 5, 2013, we announced the acceleration of our plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions.  For fiscal 2014 and 2015 our integration activities are expected to result in aggregate charges and expenses of $35 million.  Total restructuring expenses were $20.4 million in fiscal 2014.  Restructuring expenses in fiscal 2014 were mainly comprised of $5.7 million in severance and $11.9 million in exit and relocation of facilities expenses, and a $2.8 million loss on the write off of certain property, plant and equipment.  Total restructuring expenses in the first nine months of fiscal 2015 were $10.1 million, of which $5.4 million was reported separately as restructuring expenses and $4.7 million was reported as cost of goods sold.  Total restructuring expenses in the first nine months of fiscal 2014 were $14.3 million, of which $10.3 million was reported separately as restructuring expenses and $4.0 million was reported as cost of goods sold.  Expense savings were $11.5 million in the first nine months of fiscal 2015.

For further explanation about changes in sales and gross margin in the third fiscal quarter of 2015 over the prior year period, please see the table at the end of the Overview section for a roll forward presentation of sales and gross margin.

Total sales for the third fiscal quarter decreased by $10.1 million, or 2.0%, over the prior-year period.  Sales decreased $23 million due to the effect of a weakening Canadian dollar, U.K. pound and euro compared with the prior-year period.  Additionally, sales decreased $5 million due the impact of the settlement of forward foreign currency contracts qualifying under hedge accounting.  These decreases were partially offset by $32 million in incremental sales from the DAT acquisition.  Excluding the foreign currency exchange effects and the other items listed in the roll forward, sales volume decreased $14 million compared with the prior-year period and was mainly due to lower demand for Avionics & Controls and Advanced Materials segment products.

Consolidated gross margin was 34.2% in the third fiscal quarter of 2015 compared with 35.0% in the prior-year period.  Gross margin in the third quarter of fiscal 2015 was impacted by lower sales volume and mix of Avionics & Controls and Advanced Materials.  Additionally, Avionics & Controls gross margin was impacted by an inventory fair value adjustment due to the shipment of acquired DAT inventory recorded at fair value.  Sensors & Systems segment gross margin improved over the prior-year period on stronger sales mix.

Selling, general and administrative expense increased by $3.1 million and by 0.9 percentage points over the prior-year period to 18.5% of sales, reflecting incremental selling, general and administrative expenses from the acquisition of DAT of $8.9 million and a $7.9 million increase in corporate expense, mainly due to increased expenses for compliance activities.  These increases were partially offset by the favorable translation effects of foreign currencies.

Research, development and engineering spending increased by $5.0 million over the prior-year period to 5.9% of sales due to incremental research, development and engineering expenses from the acquisition of DAT of $7.7 million, partially offset by lower spending for Avionics & Controls research, development and engineering.

The income tax rate was 17.4% in the third fiscal quarter of 2015 compared with 23.7% in the prior-year period, mainly reflecting certain discrete tax benefits and additional tax benefits resulting from DAT operating losses.

Earnings from continuing operations in the third fiscal quarter of 2015 were $30.2 million, or $0.97 per diluted share, compared with $39.8 million, or $1.22 per diluted share, in the prior-year period.  Loss from discontinued operations in the third fiscal quarter of 2015 was $1.7 million, or $0.05 per diluted share, compared with $0.9 million, or $0.03 per diluted share, in the prior-year period.  Net income in the third fiscal quarter was $28.5 million, or $0.92 per diluted share, compared with $38.9 million, or $1.19 per diluted share, in the prior-year period.

For further explanation about changes in sales and gross margin for the first nine months of fiscal 2015 over the prior year period, please see the table at the end of the Overview section for a roll forward presentation of sales and gross margin.

Sales for the first nine months of fiscal 2015 decreased $60 million, or 4.0%, over the prior-year period.  Sales decreased $55 million due to effects of a weakening Canadian dollar, U.K. pound and euro compared with the prior-year period.  Additionally, sales decreased $15 million due to the settlement of forward foreign currency contracts qualifying under hedge accounting.  These decreases were partially offset by $62 million in incremental sales from the DAT acquisition.  Excluding the foreign currency exchange effects and the other items noted in the roll forward, sales volume decreased $53 million compared with the prior-year period and was due to lower demand across all three segments.

Consolidated gross margin was 33.2% in the first nine months of fiscal 2015 compared with 35.1% in the prior-year period.  Gross margin was mainly impacted by the effect of weakening foreign currencies, an unfavorable estimate at completion (EAC) for certain long-term development contracts, and the impact from the settlement of our foreign currency forward contracts in the period.  Additionally, gross margin was impacted by an inventory fair value adjustment due to the shipment of acquired DAT inventory recognized at fair value.  Gross margin was also impacted by unfavorable sales mix at Avionics & Controls and Advanced Materials.

Selling, general and administrative expense increased by $16.3 million and by 1.9 percentage points over the first nine months of fiscal 2014 to 19.9% of sales, reflecting incremental selling, general and administrative expenses from the DAT acquisition of $17.8 million and increased corporate expenses of $16.7 million, partially offset by a decrease in segment selling, general and administrative expense.  The increase in corporate expense was mainly due to increased expenses for compliance activities.  The decrease in segment selling, general and administrative expense was principally due to the effect of translating selling, general and administrative expenses denominated in non-U.S. functional currencies to the U.S. dollar.

Research, development and engineering spending increased by $3.3 million over the first nine months of fiscal 2014 to 5.5% of sales.  The increase in research, development and engineering spending principally reflects incremental research, development and engineering expense from the DAT acquisition of $11.4 million, partially offset by lower spending on Avionics & Controls developments.

During the first nine months of fiscal 2015, we recognized a $15.7 million gain in other income and a $2.4 million reduction in interest expense upon the lapse of a statutory period related to a liability for a non-income tax position of an acquired company.  In addition, we incurred a $2.9 million loss in other income on foreign currency exchange resulting from the funding of the acquisition of DAT.

The income tax rate was 19.9% in the first nine months of fiscal 2015 compared to 21.5% in the prior-year period, mainly reflecting additional tax benefits resulting from DAT operating losses.

Earnings from continuing operations in the first nine months of fiscal 2015 were $76.9 million, or $2.44 per diluted share, compared with $114.4 million, or $3.53 per diluted share, in the prior-year period.  Loss from discontinued operations in the first nine months of fiscal 2015 was $20.3 million, or $0.64 per diluted share, compared with $8.5 million, or $0.26 per diluted share, in the prior-year period.  Net income in the first nine months of fiscal 2015 was $56.6 million, or $1.80 per diluted share, compared with $105.9 million, or $3.27 per diluted share, in the prior-year period.

Cash flows from operating activities were $104.2 million in the first nine months of fiscal 2015 compared with $134.7 million in the prior-year period.  The decrease in cash flow from operating activities reflected lower net earnings, partially offset by lower cash payments for interest and income taxes compared to the prior-year period.

Our sales, gross margin and earnings results for the three month and nine month period ended July 31, 2015, compared with the three month and nine month period ended August 1, 2014, included a number of significant items which are summarized in the tables below.

The following is a roll forward of sales and gross margin from the three month period ending August 1, 2014, to the three month period ending July 31, 2015:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Three month period ended August 1, 2014	$192,860	$192,246	$121,203	$506,309
Foreign currency gain (loss)	(1,895)	(17,985)	(2,805)	(22,685)
Forward contract gain (loss)	(2,756)	(2,449)	-	(5,205)
Acquired DAT business	31,885	-	-	31,885
Sales volume	(12,627)	3,718	(5,178)	(14,087)
Three month period ended July 31, 2015	$207,467	$175,530	$113,220	$496,217

Gross Margin:
Three month period ended August 1, 2014	71,565	63,619	41,903	177,087
Foreign currency gain (loss)	2,424	(2,732)	(788)	(1,096)
Forward contract gain (loss)	(2,756)	(2,449)	-	(5,205)
Acquired DAT business	15,661	-	-	15,661
Volume/mix	(9,334)	2,961	(6,667)	(13,040)
DAT inventory fair value adjustment	(2,720)	-	-	(2,720)
Inventory reserves and EAC adjustment	(878)	-	-	(878)
Other	(3,185)	1,218	1,954	(13)
Three month period ended July 31, 2015	$70,777	$62,617	$36,402	$169,796

The following is a roll forward of sales and gross margin from the nine month period ending August 1, 2014, to the nine month period ending July 31, 2015:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Nine month period ended August 1, 2014	$571,366	$579,131	$352,613	$1,503,110
Foreign currency gain (loss)	(1,724)	(45,350)	(7,493)	(54,567)
Forward contract gain (loss)	(8,684)	(6,814)	-	(15,498)
Acquired DAT business	62,496	-	-	62,496
Sales volume	(28,920)	(11,356)	(12,624)	(52,900)
Nine month period ended July 31, 2015	$594,534	$515,611	$332,496	$1,442,641

Gross Margin:
Nine month period ended August 1, 2014	211,935	194,566	120,546	527,047
Foreign currency gain (loss)	6,290	(6,875)	(2,062)	(2,647)
Forward contract gain (loss)	(8,684)	(6,814)	-	(15,498)
Acquired DAT business	24,220	-	-	24,220
Volume/mix	(20,368)	26	(12,683)	(33,025)
DAT inventory fair value adjustment	(5,444)	-	-	(5,444)
Inventory reserves and EAC adjustment	(10,167)	(500)	-	(10,667)
Other	(7,011)	1,438	384	(5,189)
Nine month period ended July 31, 2015	$190,771	$181,841	$106,185	$478,797

Results of Operations

For further explanation, please see the roll forward table of sales and gross margin at the end of the Overview section.

Three Month Period Ended July 31, 2015, Compared with Three Month Period Ended August 1, 2014

Total sales for the third fiscal quarter decreased by $10.1 million, or 2.0%, over the prior-year period.  Sales by segment were as follows:

		Three Months Ended
	Increase (Decrease)	July 31,	August 1,
In Thousands	From Prior Year	2015	2014

Avionics & Controls	7.6%	$207,467	$192,860
Sensors & Systems	(8.7)%	175,530	192,246
Advanced Materials	(6.6)%	113,220	121,203
Total Net Sales		$496,217	$506,309

The $14.6 million, or 7.6%, increase in Avionics & Controls sales over the prior-year period reflected incremental sales from the DAT acquisition of $32 million.  This increase was partially offset by the effect of weakening foreign currencies, which reduced segment sales by $2 million compared with the prior-year period.  In addition, the settlement of forward foreign currency contracts qualifying under hedge accounting reduced sales by $3 million.  Excluding the foreign currency exchange effects and the other items listed in the roll forward, sales volume decreased by $13 million and mainly reflected lower sales of avionics systems for defense applications of $9 million and lower sales of switches and cockpit control devices and military communication systems of $5 million.

The $16.7 million, or 8.7%, decrease in Sensors & Systems sales over the prior-year period reflected the effect of weakening foreign currencies of approximately $18 million.  Additionally, the impact of forward contracts under hedge accounting reduced sales by $2 million.  Excluding the foreign currency exchange effects and the other items listed in the roll forward, sales volume increased $4 million, reflecting higher sales of advanced sensors and power systems, partially offset by lower sales of connection technologies of $3 million due to lower demand from defense and industrial customers, including oil and gas and nuclear.

The $8.0 million, or 6.6%, decrease in Advanced Materials sales over the prior-year period reflected the effect of weakening foreign currencies of $3 million.  Excluding the foreign currency exchange effects and the other items listed in the roll forward, sales volume decreased by $5 million, primarily reflecting decreased sales volumes of engineered materials for defense applications of $7 million, partially offset by higher sales volumes of defense technologies for combustible ordnance applications.

Overall, gross margin was 34.2% and 35.0% for the third fiscal quarter of 2015 and 2014, respectively.  Gross profit was $169.8 million and $177.1 million for the third fiscal quarter of 2015 and 2014, respectively.  Gross margin was impacted by $1.4 million and $2.0 million in restructuring expense in the third fiscal quarter of 2015 and 2014, respectively.

Avionics & Controls segment gross margin was 34.1% and 37.1% for the third fiscal quarter of 2015 and 2014, respectively.  Segment gross profit was $70.8 million compared with $71.6 million in the prior-year period.  The decrease in gross margin reflected a $5 million decrease on sales of avionics systems and an $8 million decrease on sales of control and communication systems.  The decrease in avionics systems gross margin was mainly due to lower sales volumes.  Additionally, avionics systems gross margin was impacted by a $0.9 million estimate at completion adjustment due to development program realignments.  The decrease in control and communication systems was due to lower sales volumes and mix as well as higher manufacturing costs.  These decreases were partially offset by incremental gross profit from the DAT acquisition of $13 million.  DAT gross profit included the effect of selling acquired inventory valued at fair value at acquisition.  A fair value adjustment of $2.7 million lowered incremental gross profit from DAT from $15.7 million to $13 million.

Sensors & Systems segment gross margin was 35.7% and 33.1% for the third fiscal quarter of 2015 and 2014, respectively.  Segment gross profit was $62.6 million compared with $63.6 million in the prior-year period.  Gross margin was impacted by the effects of weakening foreign currencies of $3 million and the impact from settlement of forward contracts of $2 million.  These decreases were substantially offset by a $4 million increase in gross margin mainly due to improved mix on sales of connection technologies.

Advanced Materials segment gross margin was 32.2% compared with 34.6% for the prior-year period.  Segment gross profit was $36.4 million compared with $41.9 million in the prior-year period.  The decrease in gross margin reflected lower sales volumes of engineered materials for defense applications and a less favorable sales mix of $7 million, partially offset by lower cost of sales of defense technologies of $3 million.

Selling, general and administrative expenses (which include corporate expenses) totaled $92 million, or 18.5% of sales, and $88.9 million, or 17.6% of sales, for the third fiscal quarter of 2015 and 2014, respectively.  The increase in selling, general and administrative expenses reflected incremental selling, general and administrative expenses from the DAT acquisition of $8.9 million.  Corporate expenses increased by $7.9 million mainly due to higher compliance costs.  These increases were partially offset by the effect of translating selling, general and administrative expenses denominated in non-U.S. functional currencies to the U.S. dollar of approximately $6.8 million and foreign currency gains on monetary assets and forward contracts of $5.7 million.

Research, development and engineering spending was $29.2 million, or 5.9% of sales, for the third fiscal quarter of 2015 compared with $24.3 million, or 4.8% of sales, for the third fiscal quarter of 2014.  The increase in research, development and engineering spending principally reflected incremental research, development and engineering from the DAT acquisition of $7.7 million, substantially offset by lower spending on control and communication systems development.

Total restructuring expenses were $2.8 million, or 0.6% of sales, in the third fiscal quarter of 2015, of which $1.4 million is reported separately as restructuring expenses and $1.4 million is included in cost of goods sold.  Total restructuring expenses were $5.4 million, or 1.1% of sales, in the third fiscal quarter of 2014, of which $3.4 million is reported separately as restructuring expenses and $2.0 million is included in cost of goods sold.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the third fiscal quarter of 2015 totaled $71.2 million, or 14.4% of sales, compared with $76.7 million, or 15.1% of sales, for the third fiscal quarter in 2014.  Excluding restructuring expenses of $2.8 million and $5.4 million, segment earnings were $74.0 million, or 14.9% of sales, and $82.1 million, or 16.2% of sales, for the third fiscal quarters of 2015 and 2014, respectively.

Avionics & Controls segment earnings were $23.5 million, or 11.3% of sales, in the third fiscal quarter of 2015 and $30.9 million, or 16.0% of sales, in the third fiscal quarter of 2014, mainly reflecting a $3.7 million incremental loss from the DAT acquisition and a $6 million decrease in control and communication systems earnings, partially offset by a $1 million increase on sales of avionics systems.  The decrease in earnings from sales of control and communication systems was principally due to lower sales volumes and mix.  The $1 million increase in avionics systems earnings reflected a $5 million foreign currency exchange gain on monetary assets and embedded derivatives, substantially offset by a comparable decrease in gross margin.  Restructuring expenses were $0.2 million and $1.0 million in the third fiscal quarter of 2015 and 2014, respectively.

Sensors & Systems segment earnings were $23.4 million, or 13.3% of sales, for the third fiscal quarter of 2015 compared with $18.1 million, or 9.4% of sales, for the third fiscal quarter of 2014.  Sensors & Systems earnings benefited from lower selling, general and administrative expenses mainly due to translating selling, general and administrative expenses denominated in non-U.S. functional currencies to the U.S. dollar.  In addition, restructuring expenses were $1.6 million and $3.3 million in the third fiscal quarter of 2015 and 2014, respectively.

Advanced Materials segment earnings were $24.4 million, or 21.5% of sales, for the third fiscal quarter of 2015 compared with $27.7 million, or 22.9% of sales, for the third fiscal quarter of 2014, primarily reflecting lower earnings from sales of engineered materials, partially offset by higher earnings from sales of defense technologies of $3 million.  Restructuring expenses were $0.7 million in both the third fiscal quarter of 2015 and 2014.  The effect of foreign currencies was not material on segment earnings in the third fiscal quarter of 2015 compared with the prior-year period.

Interest expense for the third fiscal quarter of 2015 was $10.6 million compared with $7.9 million for the third fiscal quarter of 2014, reflecting the refinancing of our credit facility with an interest rate of about 1.7% with the €330.0 million 2023 Notes bearing interest at 3.625%.  Subsequent to July 31, 2015, we repaid our $250.0 million 7% 2020 Senior Notes.  Given our current debt levels, we expect interest expense to be approximately $30 million in both fiscal year 2015 and 2016.

The income tax rate was 17.4% in the third fiscal quarter of 2015 compared with 23.7% in the prior-year period.  In the third fiscal quarter of 2015, we recognized $0.9 million of discrete tax benefits principally related to the following items.  The first item was approximately $1.2 million of tax benefits due to the release of reserves upon the expiration of a statute of limitations.  The second item was approximately $0.3 million of discrete tax expense principally related to reconciling the prior year’s income tax return to the income tax provision.  In the third fiscal quarter of 2014, we recognized $0.2 million of discrete tax expense.  The income tax rate differed from the statutory rate in the third fiscal quarter of 2015 and 2014, as both years benefited from various tax credits and certain foreign interest expense deductions.

Nine Month Period Ended July 31, 2015, Compared with Nine Month Period Ended August 1, 2014

For further explanation, please see the roll forward table of sales and gross margin at the end of the Overview section.

Total sales for the first nine months decreased $60.5 million, or 4.0%, over the prior-year period.  Sales by segment were as follows:

		Nine Months Ended
	Increase (Decrease)	July 31,	August 1,
In Thousands	From Prior Year	2015	2014

Avionics & Controls	4.1%	$594,534	$571,366
Sensors & Systems	(11.0)%	515,611	579,131
Advanced Materials	(5.7)%	332,496	352,613
Total Net Sales		$1,442,641	$1,503,110

The $23.2 million, or 4.1%, increase in Avionics & Controls sales over the prior-year period reflected incremental sales of $62 million from the DAT acquisition.  This increase was partially offset by a $9 million reduction in sales due to the settlement of forward contracts under hedge accounting.  Excluding the foreign currency exchange effects and the other items listed in the roll forward, Avionics & Controls sales volume decreased $29 million.  Avionics systems sales volume decreased by $22 million due to lower demand for aviation products for defense applications.  Control and communication systems decreased by $4 million, reflecting lower sales of switches and cockpit control devices and military communication systems.  Interface technologies sales decreased by $3 million due to lower demand for gaming and medical applications.

The $63.5 million, or 11.0%, decrease in Sensors & Systems sales over the prior-year period reflected the impact of weakening foreign currencies of $45 million and the impact of forward contracts under hedge accounting of $7 million.  Excluding the foreign currency exchange effects and the other items listed in the roll forward, sales volume decreased by $11 million, reflecting a $15 million decrease in connection technologies sales mainly due to lower demand from defense and industrial customers including oil and gas.  These decreases were offset by a $4 million increase in advanced sensors sales for OEM and aftermarket.

The $20.1 million, or 5.7%, decrease in Advanced Materials sales compared with the prior-year period reflected the impact of weakening foreign currencies of $7 million.  Excluding the foreign currency exchange effects and the other items listed in the roll forward, sales volume decreased by $13 million, reflecting a $6 million decrease in defense technologies sales volume mainly due to lower demand for flare countermeasures and a $7 million decrease in sales of engineered materials due to lower demand for defense applications.

Overall, gross margin as a percentage of sales was 33.2% and 35.1% for the first nine months of fiscal 2015 and 2014, respectively.  Gross profit was $478.8 million and $527.0 million for the first nine months of fiscal 2015 and 2014, respectively.  Gross margin was impacted by $4.8 million and $4.0 million in restructuring expense in the first nine months of fiscal 2015 and 2014, respectively.

Avionics & Controls segment gross margin was 32.1% and 37.1% for the first nine months of fiscal 2015 and 2014, respectively.  Segment gross profit was $190.8 million compared with $211.9 million in the prior-year period.  The decrease in gross margin reflected a $25 million decrease on sales of avionics systems and an $11 million decrease on sales of control and communication systems.  The decrease in avionics systems gross margin was mainly due to lower sales volumes.  Additionally, avionics systems gross profit was impacted by a $1.4 million inventory write-off due to the uncertainty over a specific cockpit integration program and a $7 million estimate-at-completion adjustment due to development program realignments.  The decrease in control and communication systems was mainly due to lower sales volumes and mix and higher manufacturing costs.  Control and communication systems was further impacted by a $1.8 million inventory write-off due to a program reassessment.  These decreases were partially offset by incremental gross profit from the DAT acquisition of $19 million.  DAT gross profit included the effect of shipping acquired inventory valued at fair value at acquisition.  A fair value adjustment of $5 million lowered incremental gross profit from DAT from $24 million to $19 million.

Sensors & Systems segment gross margin was 35.3% and 33.6% for the first nine months of fiscal 2015 and 2014, respectively.  Segment gross profit was $181.8 million compared with $194.6 million in the prior-year period.  The decrease in gross margin dollars mainly reflected a $10 million decrease on sales of connection technologies and a $4 million decrease in advanced sensors.  The decrease in connection technologies gross margin was principally due to lower sales volumes of $10 million and the effects of weakening foreign currencies of $7 million partially offset by improved sales mix.  The decrease in advanced sensors gross margin mainly reflected the effect from the settlement of forward contracts and weakening foreign currencies.

Advanced Materials segment gross margin was 31.9% for the first nine months of fiscal 2015 compared with 34.2% for the same period one year ago.  Segment gross profit was $106.2 million compared with $120.5 million in the prior-year period.  A $14 million decrease in volume/mix mainly reflected lower sales of engineered materials for defense applications and a lower recovery of fixed costs.

Selling, general and administrative expenses (which include corporate expenses) totaled $286.4 million, or 19.9% of sales, and $270.1 million, or 18.0% of sales, for the first nine months of fiscal 2015 and 2014, respectively.  The increase in selling, general and administrative expense reflected incremental selling, general and administrative expenses from the DAT acquisition of $17.8 million, increased corporate expenses of $16.7 million, partially offset by a decrease in segment selling, general and administrative expense.  The increase in corporate expense was mainly due to higher compliance expense, $3.0 million in related acquisition expenses and $3 million in higher pension costs due to our settlement with vested terminated pension plan participants.  These increases in corporate expense were partially offset by a $4.2 million reduction in incentive compensation.  The decrease in segment selling, general and administrative expense reflected the effect of translating selling, general and administrative expenses denominated in non-U.S. functional currencies to the U.S. dollar of $16.8 million and a decrease in segment incentive compensation expense of $2.5 million.  These decreases were partially offset by a $2.1 million write-off of fixed assets due to an avionics systems program.

In fiscal 2014, we offered vested terminated participants of our U.S. pension plan a one-time opportunity to elect a lump-sum payment from the plan in lieu of a lifetime annuity.  In the first fiscal quarter of 2015, we made $16.6 million in lump-sum payments to vested terminated pension plan participants from the plan, which resulted in an actuarial settlement charge of $3 million.

Total restructuring expenses were $10.1 million, or 0.7% of sales, in the first nine months of fiscal 2015, of which $5.4 million is reported separately as restructuring expenses and $4.7 million is included in cost of goods sold.  Total restructuring expenses were $14.3 million, or 1.0% of sales, in the first nine months of fiscal 2014, of which $10.3 million is reported separately as restructuring expenses and $4.0 million is included in cost of goods sold.

Research, development and engineering spending was $78.7 million, or 5.5% of sales, for the first nine months of fiscal 2015 compared with $75.4 million, or 5.0% of sales, for the first nine months of fiscal 2014.  The increase in research, development and engineering spending reflects incremental research, development and engineering expense from the DAT acquisition of $11.4 million, partially offset by lower spending on control and communication systems developments.  Fiscal 2015 research, development and engineering spending is expected to be in the range of approximately 5.5% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first nine months of fiscal 2015 totaled $173.4 million, or 12.0% of sales, compared with $219.7 million, or 14.6% of sales, for the first nine months in fiscal 2014.  Excluding restructuring expenses of $10.1 million, segment earnings were $183.5 million, or 12.7% of sales, for the first nine months of 2015.  Excluding restructuring expenses of $14.3 million, segment earnings were $234.0 million, or 15.6% of sales, for the first nine months of 2014.

Avionics & Controls segment earnings were $52.0 million, or 8.8% of sales, in the first nine months of fiscal 2015 and $82.0 million, or 14.3% of sales, in the first nine months of fiscal 2014, mainly reflecting a $15 million decrease in avionics systems, a $10 million incremental loss from the DAT acquisition, and a $4 million decrease in control and communication systems earnings.  The decrease in avionics systems earnings mainly reflected lower gross margin as explained above, partially offset by a $9 million decrease in selling, general and administrative expense.  The decrease in avionics systems selling, general and administrative expense was mainly due to gains on monetary assets and embedded derivatives of $5 million and a decrease in restructuring expense.  The decrease in earnings from sales of control and communication systems principally reflected lower sales volumes and unfavorable product mix, partially offset by lower research, engineering and development expense and selling, general and administrative expenses.  Segment restructuring expenses were $0.6 million and $4.4 million in the first nine months of fiscal 2015 and 2014, respectively.  The effect of foreign currencies and forward contracts had a favorable $4 million impact in the first nine months of fiscal 2015 compared with the prior-year period and was principally due to gains on monetary assets and embedded derivatives.

Sensors & Systems segment earnings were $55.5 million, or 10.8% of sales, for the first nine months of fiscal 2015 compared with $61.8 million, or 10.7% of sales, for the first nine months of fiscal 2014.  The decrease in segment earnings principally reflected a $4 million decrease in earnings from sales of connection technologies and a $1 million decrease in advanced sensors.  The decrease in both connection technologies and advanced sensors earnings was due to the decrease in gross margin as described above, partially offset by lower selling, general and administrative expense mainly due to the effects of weakening foreign currencies.  Additionally, segment restructuring expenses were $6.1 million and $5.5 million in the first nine months of fiscal 2015 and 2014, respectively.

Advanced Materials segment earnings were $65.9 million, or 19.8% of sales, for the first nine months of fiscal 2015 compared with $75.9 million, or 21.5% of sales, for the first nine months of fiscal 2014, primarily reflecting lower earnings from sales of engineered materials.  Earnings from sales of defense technologies improved mainly due to lower restructuring expense.  Segment restructuring expense was $2.5 million and $3.9 million in the first nine months of fiscal 2015 and 2014, respectively.

Interest expense for the first nine months of fiscal 2015 was $25.0 million compared with $24.9 million for the first nine months of fiscal 2014.

The income tax rates were 19.9% and 21.5% for the first nine months of fiscal 2015 and 2014, respectively.  In the first nine months of 2015, we recognized $0.1 million of discrete tax benefits principally related to the following items.  The first item was approximately $1.5 million of discrete tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits.  The second item was approximately $1.2 million of tax benefits due to the release of reserves upon the expiration of a statute of limitations.  The third item was approximately $2.6 million of discrete tax expense principally related to reconciling the prior-year’s income tax return to the income tax provision.  In the first nine months of fiscal 2014, we recognized approximately $0.9 million of discrete tax benefits principally related to the following items.  The first item was approximately $0.7 million of tax benefits due to the release of reserves upon the expiration of a statute of limitations.  The second item was a $0.5 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.  The third item was approximately $0.3 million of discrete tax expense principally related to reconciling the prior year’s income tax return to the income tax provision.  The income tax rate differed from the statutory rate in the first nine months of fiscal 2015 and 2014, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $0.9 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

New orders for the first nine months of fiscal 2015 were $1.6 billion compared with $1.5 billion for the same period in 2014.  New orders for the first nine months of fiscal 2015 include the acquired backlog of DAT of $204.0 million.  Backlog was $1.3 billion at July 31, 2015, $1.3 billion at August 1, 2014, and $1.1 billion at October 31, 2014.

Liquidity and Capital Resources

Cash and cash equivalents at July 31, 2015, totaled $187.7 million, a decrease of $50.5 million from October 31, 2014.  Net working capital decreased to $743.0 million at July 31, 2015, from $761.4 million at October 31, 2014.  Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expenses.  Cash flows provided by operating activities were $104.2 million and $134.7 million in the first nine months of fiscal 2015 and 2014, respectively.  The decrease in cash flow from operating activities reflected lower net earnings partially offset by lower cash payments for interest and income taxes compared with the prior-year period.

Cash flows used by investing activities were $176.8 million and $79.8 million in the first nine months of fiscal 2015 and 2014, respectively.  Cash flows used by investing activities in the first nine months of fiscal 2015 mainly reflected capital expenditures of $37.8 million and cash paid for acquisitions of $171.1 million, partially offset by proceeds from the sales of discontinued operations.  Cash flows used by investing activities in the first nine months of fiscal 2014 mainly reflected cash paid for acquisitions of $44.7 million and capital expenditures of $35.0 million.

Cash flows provided by financing activities were $40.1 million in the first nine months of fiscal 2015 and mainly reflected $335 million in proceeds from our credit facilities, $356.5 million in proceeds from issuance of the 2023 Notes, and $13.5 million from the issuance of common stock under our employee stock plans, partially offset by $259.5 million in shares repurchased, $402.1 million in debt repayment, and $8.2 million of debt issuance costs.  Cash flows used by financing activities were $22.1 million in the first nine months of fiscal 2014 and mainly reflected $40.0 million repayment of long-term credit facilities, $34.1 million repayment of long-term debt, partially offset by $25.0 million in proceeds from our credit facilities and $23.2 million from the issuance of common stock under our employee stock plans.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $50 million during fiscal 2015, compared with $45.7 million expended in fiscal 2014 (excluding acquisitions).

Total debt at July 31, 2015, was $913.8 million and consisted of $250.0 million of 2020 Notes, $362.5 million (€330.0 million) of 2023 Notes, $200.0 million in borrowings under our secured credit facility, $43.2 million in government refundable advances, $58.0 million under capital lease obligations, and $0.1 million under our various foreign currency debt agreements and other debt agreements.

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

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first nine months of fiscal 2015.  A discussion of our exposure to market risk is provided in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Item 4.               Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2015.  Based upon that evaluation, they concluded as of July 31, 2015, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of July 31, 2015, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

See Note 9 to the Consolidated Financial Statements included in Part 1, Item 1 of this report for information regarding legal proceedings.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Dollar Value
			Shares Purchased	of Shares
			as Part of	That May Yet
	Total Number	Average	Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Repurchased	Per Share	or Programs	or Programs

May 2, 2015 to May 29, 2015	66,136	$111.01	66,136	$235,054,745
May 30, 2015 to June 26, 2015	431,431	94.43	431,431	194,313,700
June 27, 2015 to July 31, 2015	902,119	93.22	902,119	110,220,553
Total	1,399,686		1,399,686

On June 19, 2014, our board of directors authorized a share repurchase program for the repurchase of up to an aggregate of $200 million of the Company’s outstanding common stock.  On March 11, 2015, our board of directors authorized an additional $200 million for the repurchase of the Company’s outstanding common stock.  All of the repurchases in the table above were made through that program.

Item 6.               Exhibits

Exhibit
Number		Exhibit Index

10.1	*

Offer Letter from Esterline Technologies Corporation to Roger Ross dated July 27, 2015.  (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 13, 2015 [Commission File Number 1-6357].)

10.2	*

Retirement Transition Agreement and Release between Esterline Technologies Corporation and Frank Houston effective August 14, 2015.  (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 13, 2015 [Commission File Number 1-6357].)

10.3	*

Transition Agreement and Release between Esterline Technologies Corporation and Alain Durand effective August 14, 2015.  (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 13, 2015 [Commission File Number 1-6357].)

11		Schedule setting forth computation of basic and diluted earnings per share for the three and nine month periods ended July 31, 2015, and August 1, 2014.

31.1		Certification of Chief Executive Officer.

31.2		Certification of Chief Financial Officer.

32.1		Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: September 4, 2015	By:	/s/ Robert D. George
Robert D. George
Chief Financial Officer, Vice President, and
Corporate Development
(Principal Financial Officer)