Form 10-KT
period 2015-10-02
ESTERLINE TECHNOLOGIES CORP
filed 2015-11-25
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    .

OR

☑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 2014 to October 2, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 23, 2015, 29,571,387 shares of the Registrant’s common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of May 1, 2015, was $3,429,704,787 (based upon the closing sales price of $111.09 per share).

Documents Incorporated by Reference

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended October 2, 2015.

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

Explanatory Note Regarding the Transition Report

We changed our fiscal year to the twelve months ending the last Friday in September, effective beginning with the year ending on September 30, 2016.  As a result, our current fiscal period was shortened from twelve months to an eleven-month transition period ended on October 2, 2015.  We reported our first fiscal quarter as the three months ended January 30, 2015, second fiscal quarter as the three months ended May 1, 2015, and third fiscal quarter as the three months ended July 31, 2015, followed by a two-month transition period ended October 2, 2015.

When financial results for the 2015 transition period are compared with financial results for the prior-year period, the results compare the eleven-month periods ended October 2, 2015, and September 26, 2014.  When financial results for the fourth quarter of fiscal 2015 are compared with the fourth quarter of fiscal 2014, the results compare the two-month periods ended October 2, 2015, and September 26, 2014.  The results for the eleven-month period and two-month period ended September 26, 2014, are unaudited.  When financial results for fiscal 2014 are compared with financial results for fiscal 2013, the results compare our previous fiscal years, or the twelve-month periods ended October 31, 2014, and October 25, 2013.  The following tables show the months included in the various comparison periods:

Fiscal 2015 (11-month) Results Compared with Fiscal 2014 (11-month recast, unaudited)

Fiscal 2015 (11-month)	Fiscal 2014 (11-month recast, unaudited)

November 2014 - September 2015	November 2013 - September 2014

Fourth Quarter of Fiscal 2015 (2-month, unaudited) Results Compared with Fourth Quarter of Fiscal 2014 (2-month recast, unaudited)

Fourth Quarter of Fiscal 2015 (2-month, unaudited)	Fourth Quarter of Fiscal 2014 (2-month recast, unaudited)

August 2015 - September 2015	August 2014 - September 2014

Fiscal 2014 Results Compared with Fiscal 2013

2014	2013

November 2013 - October 2014	November 2012 - October 2013

Item 1.  Business

General Development of Business

Esterline, a Delaware corporation formed in 1967, is a leading specialized manufacturing company principally serving aerospace and defense customers.  We design, manufacture and market highly engineered products and systems for application within the industries we serve.

Our current business and strategic plan focuses on continued development of our products principally for aerospace and defense markets in three key technology segments:  Avionics & Controls, Sensors & Systems, and Advanced Materials.  Our products are often mission critical, which have been designed into particular military and commercial platforms, and in certain cases can only be replaced by products of other manufacturers following a formal certification process.  We are concentrating our efforts to expand our capabilities in these markets, anticipate the global needs of our customers and respond to such needs with comprehensive solutions.  These efforts focus on continuous research and new product development, acquisitions, and strategic realignment of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering.  Such expansion included the January 2015 acquisition of the defense, aerospace and training display (DAT) business of Belgium-based Barco N.V. (Barco) and the December 2013 acquisition of the Sunbank Family of

Companies, LLC (Sunbank).  These acquisitions are described in more detail in the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations contained in Item 7 of this report.

In December 2013, we announced the acceleration of our plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions.  We incurred costs of $11.7 million in fiscal 2015 and $17.4 million in fiscal 2014 associated with these activities.  The costs include severance, relocation of facilities, and losses from the write off of certain property, plant and equipment.

In March 2014, we entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DDTC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations.  Among other things, the Consent Agreement requires us to pay a $20 million penalty, of which $10 million was suspended and eligible for offset credit based upon verified expenditures for past and future actions, and to continue to implement ongoing compliance measures and to implement additional remedial measures related to ITAR compliance activities.  Compliance expense associated with these measures was $18.3 million in fiscal 2015 compared with $8.3 million in fiscal 2014.  More information about the Consent Agreement is set forth in Note 11 to the Consolidated Financial Statements under Item 8 of this report.

In September 2014, our board of directors approved the plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; and a small distribution business.  These businesses are reported as discontinued operations.  We recorded an estimated after-tax loss of $49.5 million in fiscal 2014 on the assets held for sale in discontinued operations.

On June 5, 2015, we sold Eclipse for $7.9 million.  We retained ownership of the land, building and building improvements, which are being held for sale.  In addition, on July 20, 2015, we sold PA&E for $22.3 million.  During the fourth quarter of fiscal 2015, we approved a plan to sell a small manufacturing business included in our Avionics & Controls segment, which is reported as discontinued operations in all periods presented.  We recorded an estimated after-tax loss of $31.2 million in fiscal 2015 on assets held for sale in discontinued operations.

Our products have a long history in the aerospace and defense industry and are found on most military and commercial aircraft, helicopters, and land-based systems.  For example, our products are used on the majority of active and in-production U.S. military aircraft and on every Boeing commercial aircraft platform manufactured in the past 75 years.  In addition, our products are supplied to Airbus, many of the major regional and business jet manufacturers, and the major aircraft engine manufacturers.  We work closely with OEMs on new, highly engineered products with the objective of such products becoming designed into our customers’ platforms; this integration often results in sole-source positions for OEM production and aftermarket business.  We broadly categorize our commercial and military aerospace aftermarket sales as retrofit, repair services, and spare parts.  Spare parts alone made up approximately 7.5% of total sales in fiscal 2015. Retrofit and repair services, which represent 4% of total sales in fiscal 2015, carry higher margins than OEM sales but lower margins than spare parts sales.  In many cases, our aftermarket sales span the entire life of an aircraft.

We differentiate ourselves through our engineering and manufacturing capabilities and our reputation for safety, quality, on-time delivery, reliability, and innovation – all embodied in the Esterline Operating System, our way of approaching business that helps ensure all employees are focused on continuous improvement.  In fiscal 2015, we formally reintroduced to the leadership across our businesses the Esterline Operating System, which retains continuous improvement, teamwork, culture and safe work environment as the basis of the program.  Safety of our operations is a critical factor in our business, and accordingly, we incorporate applicable regulatory guidance in the design of our facilities and train our employees using a behavior-based approach that focuses on safety-designed work habits and on-going safety audits.  Our industries are highly regulated, and compliance with applicable regulations, including export control and anti-bribery regulations, is an important focus in our business.  For example, we have a global code of business conduct and ethics that covers compliance with laws, and we provide training on this code to our worldwide employees.  In addition, we maintain local ethics advisors and export control specialists in our business units to support our compliance efforts.  In fiscal 2015, we continued our significant efforts to build and strengthen our trade compliance program, driven in large part by the requirements of the Consent Agreement discussed above.

Our sales are diversified across three broad markets:  defense, commercial aerospace, and general industrial.  For fiscal 2015, approximately 30% of our sales were from the defense market, 50% from the commercial aerospace market, and 20% from the general industrial market.

Financial Information About Industry Segments

A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to our business segments for fiscal years 2015, 2014, and 2013 is reported in Note 17 to the Company’s Consolidated Financial Statements under Item 8 of this report.

Description of Business

Avionics & Controls

Our Avionics & Controls business segment includes avionics systems, control and communication systems, and interface technologies capabilities.  Avionics systems designs and develops cockpit systems integration and avionics solutions for commercial and military applications.  Control and communication systems designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles.  Additionally, control and communication systems designs and manufactures military audio and data products for severe battlefield environments and communication control systems to enhance security and aural clarity in military applications.  Our recently acquired DAT business, which will be integrated into our avionics systems and control and communication systems capabilities, develops and manufactures visualization solutions for a variety of demanding defense and commercial aerospace applications.  Interface technologies manufactures and develops custom control panels and input systems for medical, industrial, military and gaming industries.  We are a market leader in global positioning systems (GPS), head-up displays, enhanced vision systems, and electronic flight management systems that are used in a broad variety of control and display applications.  In addition, we develop, manufacture and market sophisticated, highly reliable technology interface systems for commercial and military aircraft.  These products include lighted push-button and rotary switches, keyboards, lighted indicators, panels and displays.  Our products have been integrated into many existing aircraft designs, including every Boeing commercial aircraft platform currently in production.  Our large installed base provides us with an ongoing source of spare parts and retrofit business.  We are a Tier 1 supplier on the Boeing 787 program to design and manufacture all of the cockpit overhead panels and embedded software for these systems.  We manufacture control sticks, grips and wheels, as well as specialized switching systems.  In this area, we primarily serve commercial and military aviation and airborne and ground-based military equipment manufacturing customers.  For example, we are a leading manufacturer of pilot control grips for most types of military fighter jets and helicopters.  Additionally, our software engineering center supports our customers’ needs with such applications as primary flight displays, flight management systems, air data computers and engine control systems.

Our proprietary products meet critical operational requirements and provide customers with significant technological advantages in such areas as night vision compatibility and active-matrix liquid-crystal displays (a technology enabling pilots to read display screens in a variety of light conditions as well as from extreme angles).  Our products are incorporated in a wide variety of platforms ranging from military helicopters, fighters and transports, to commercial wide- and narrow-body, regional and business jets.  In fiscal 2015, some of our largest customers for these products included Airbus, BAE Systems, The Boeing Company, Hawker Beechcraft, Honeywell, Lockheed Martin, Raytheon, Rockwell Collins, Sikorsky, and Thales.

In addition, we design and manufacture ruggedized military personal communication equipment, primarily headsets, handsets and field communications.  We are the sole supplier of Active Noise Reduction (ANR) headsets to the British Army’s tracked and wheeled vehicle fleets under the Bowman communication system program.  We supply ANR headsets to the U.S. Army’s tracked and wheeled vehicle fleets, including Mine-Resistant Ambush Protected (MRAPs) and MRAP All-Terrain Vehicle (M-ATVs) through the Vehicle Intercom System (VIS) and VIS-X programs comprising over 200,000 vehicles.  We are the sole supplier to the U.S. Marine Corps for their MRAP and M-ATV fleets.  We are also the sole ANR headset supplier to the Canadian Army.  We have a long-standing relationship with armies around the world, including forces in Australia, India, Saudi Arabia, and Spain.  In fiscal 2015, some of our largest customers for these products included Aselsan Elektronik, BAE Systems, The Boeing Company, the British Ministry of Defence (MoD), L-3 Communications, Lockheed Martin, Northrop Grumman, Sierra Nevada, and Simex Defence.

We also manufacture a full line of keyboard, switch and input technologies for specialized medical equipment, high-tech gaming applications, and communication systems for military applications.  These products include custom keyboards, keypads, and input devices that integrate cursor control devices, barcode scanners, displays, video, and voice activation.  We also produce instruments that are used for point-of-use and point-of-care diagnostics.  We have developed a wide variety of technologies, including plastic and vinyl membranes that protect high-use switches and fully depressible buttons, and backlit elastomer switch coverings that are resistant to exposure from harsh chemicals.  These technologies now serve as the foundation for a small but growing portion of our product line.  In fiscal 2015, some of our largest customers for these products included Ainsworth Game Technology, Alere, Aristocrat Technologies, General Electric, Inspired Gaming, International Gaming, Nuance, Philips, Quidel, Roche, Siemens and Stat Diagnostic.

Sensors & Systems

Our Sensors & Systems business segment includes power systems, connection technologies and advanced sensors capabilities.  We develop and manufacture high-precision temperature, pressure and speed sensors principally for aerospace customers, electrical interconnection systems for severe environments for aerospace, defense, geophysics & marine, and nuclear customers, as well as electrical power switching, control and data communication devices, and other related systems principally for aerospace and defense customers.  We are the OEM sole-source and aftersales supplier of temperature probes for use on all versions of the General Electric/Snecma CFM-56 jet engine.  The CFM-56 jet engine has an installed base of 28,000, is standard equipment on the current generation Boeing 737 aircraft, and was selected as the engine for approximately 60% of all Airbus single-aisle aircraft delivered to date.  We manufacture sensors for the environmental control system for Boeing 787 aircraft, and provide the primary power distribution assembly for the Airbus A400M military transport.  Additionally, we have a Tier 1 position with Rolls-Royce for a large suite of sensors for the engines that power the A400M and A350.  We design and manufacture micro packaging, planet probe interconnectors, launcher umbilicals, and composite connectors for the Boeing 787. Unique electrical interconnection products account for a significant portion of our connection technologies sales.  The principal customers for our products in this business segment are jet engine manufacturers, airframe and industrial manufacturers.  In fiscal 2015, some of our largest customers for these products included Airbus, The Boeing Company, DCNS, Flame, General Electric, Heilind, Honeywell, Jupitor Corporation, Labinal, Rolls-Royce, Snecma, TTI, Inc., and United Technology Corporation Aerospace Systems (UTAS).

Advanced Materials

Our Advanced Materials business segment includes engineered materials and defense technologies capabilities.  We develop and manufacture high-performance elastomer products used in a wide range of commercial aerospace, space and military applications, and highly engineered thermal components for commercial aerospace and industrial applications.  We also develop and manufacture combustible ordnance and countermeasures for military applications.

Specialized High-Performance Applications. We specialize in the development of proprietary formulations for silicone rubber and other elastomer products.  Our elastomer products are engineered to address specific customer requirements where superior performance in high temperature, high pressure, caustic, abrasive and other difficult environments is critical.  These products include clamping devices, thermal fire barrier insulation products, sealing systems, tubing and coverings designed in custom-molded shapes.  Some of the products include proprietary elastomers that are specifically designed for use on or near a jet engine.  We are a leading U.S. supplier of high-performance elastomer products to the aerospace industry, with our primary customers for these products being jet and rocket engine manufacturers, commercial and military airframe manufacturers, as well as commercial airlines.  In fiscal 2015, some of the largest customers for these products included The Boeing Company, General Electric, KAPCO, KLX Aerospace Solutions, Lockheed Martin, Northrop Grumman, Orbital ATK, Pattonair, Spirit AeroSystems, UTAS and Wesco Aircraft.

We also develop and manufacture high temperature, lightweight metallic insulation systems for aerospace and marine applications.  Our commercial aerospace programs include the Boeing 737, A320, and A380 series aircraft and the V2500 and BR710 engines.  Our insulation material is used on diesel engine manifolds for earthmoving and agricultural applications.  In addition, we specialize in the development of thermal protection for fire, nuclear, and petro-chemical industries.  We design and manufacture high temperature components for industrial and marine markets.  Our manufacturing processes consist of cutting, pressing, and welding stainless steel, inconel, and titanium fabrications.  In fiscal 2015, some of the largest customers of these products included Airbus, BAE Systems, Babcock, GKN Aerospace, Rolls-Royce, Short Brothers, and Spirit AeroSystems.

Ordnance and Countermeasure Applications. We develop and manufacture combustible ordnance and warfare countermeasure devices for military customers. We manufacture molded fiber cartridge cases, mortar increments, igniter tubes and other combustible ordnance components primarily for the U.S. Department of Defense.  Safety of our operations is a critical factor in manufacturing ordnance and countermeasures, and accordingly, we incorporate applicable regulatory guidance in the design of our facilities and in the training of our employees.  As part of our behavior-based approach to training, employees learn safety-designed work habits and perform on-going safety audits.  We also monitor safety metrics to ensure compliance.  We are currently the sole supplier of combustible casings utilized by the U.S. Armed Forces.  Sales are made either directly to the U.S. Department of Defense or through prime contractors, Alliant Techsystems and General Dynamics.  These products include the combustible case for the U.S. Army’s new generation 155mm Modular Artillery Charge System, the 120mm combustible case used with the main armament system on the U.S. Army and Marine Corps’ M1-A1/2 tanks, and the 60mm, 81mm and 120mm combustible mortar increments.  We are one of two suppliers to the U.S. Army of infrared decoy flares used by aircraft to help protect against radar and infrared guided missiles.  We are currently the only supplier to the U.S. Army of countermeasures against radar based threats.

A summary of product lines contributing sales of 10% or more of total sales for fiscal years 2015, 2014, and 2013 is reported in Note 17 to the Consolidated Financial Statements under Item 8 of this report.

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

In the technical and highly engineered product segments in which we compete, relationship selling is particularly appropriate in targeted marketing segments where customer and supplier design and engineering inputs need to be tightly integrated.  Participation in industry trade shows is an effective method of meeting customers, introducing new products, and exchanging technical specifications.  In addition to technical and industry conferences, our products are supported through direct internal international sales efforts, as well as through manufacturer representatives and selected distributors.  As of October 2, 2015, 384 sales people, 283 representatives, and 306 distributors supported our operations.

Backlog

Backlog was $1.2 billion at October 2, 2015, and $1.1 billion at October 31, 2014.  We estimate that approximately $300 million of backlog is scheduled to be shipped after fiscal 2016.

Backlog is subject to cancellation until delivered, and therefore, we cannot assure that our backlog will be converted into revenue in any particular period or at all.  Backlog does not include the total contract value of cost-plus reimbursable contracts, which are funded as we incur the costs.  Except for the released portion, backlog also does not include fixed-price multi-year contracts.

Competition

Our products and services are affected by varying degrees of competition.  We compete with other companies in most markets we serve.  Many of these companies have far greater sales volumes and financial resources than we do.  Some of our competitors are also our customers on certain programs.  The principal competitive factors in the commercial markets in which we participate are product performance, on-time delivery, service and price.  Part of product performance requires expenditures in research and development that lead to product improvement.  The market for many of our products may be affected by rapid and significant technological changes and new product introductions.  Our principal competitors include Astronautics, BAE, Bose, Eaton, Elbit, EMS, GE Aerospace, Honeywell, IAI, L-3, Otto Controls, RAFI, Rockwell Collins, SELEX, Telephonics, Thales, Ultra Electronics, Universal Avionics Systems Corporation, and Zodiac in our Avionics & Controls segment; Ametek, Amphenol, Eaton, Meggitt, STPI-Deutsch, TE Connectivity, and Zodiac in our Sensors & Systems segment; and Chemring, Doncasters, Hi-Temp, J&M, JPR Hutchinson, Kmass, Meggitt (including Dunlop Standard Aerospace Group), Rheinmetall, Trelleborg, ULVA, UTAS, UMPCO, and Woodward Products in our Advanced Materials segment.

Research and Development

Our product development and design programs utilize an extensive base of professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed.  In fiscal 2015, we expended $91.5 million for research, development and engineering, compared with $97.6 million in fiscal 2014 and $89.0 million in fiscal 2013.  Research and development expense has averaged 4.9% of sales per year for the three years ended October 2, 2015.  We believe continued product development is key to our long-term growth, and consequently, we consistently invest in research and development.  Examples include research and development projects relating to avionics control panels, A350 engine sensors, high temperature, low observable material for military applications, and spectral countermeasure flares for military applications.  We actively participate in customer-funded research and development programs, including applications on C-130 cockpit upgrades, P-8 aircraft and power systems for the HH-47 Chinook helicopter and A400M.

Foreign Operations

Our foreign operations consist of manufacturing facilities located in Belgium, Canada, China, the Dominican Republic, France, Germany, India, Japan, Mexico, Morocco, and the United Kingdom, and include sales and service operations located in Brazil,

China, and Singapore.  For further information regarding foreign operations, see Note 17 to the Consolidated Financial Statements under Item 8 of this report.

U.S. Government Contracts and Subcontracts

As a contractor and subcontractor to the U.S. government (primarily the U.S. Department of Defense), we are subject to various laws and regulations that are more restrictive than those applicable to private sector contractors.  Approximately 3% of our sales was made directly to the U.S. government in fiscal 2015.  In addition, we estimate that our subcontracting activities to contractors for the U.S. government accounted for approximately 16% of sales during fiscal 2015.  In total, we estimate that approximately 19% of our sales during the fiscal year were subject to U.S. government contracting regulations.  Such contracts may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending, and other factors.

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

Trade Compliance Regulations

We are subject to U.S. export laws and regulations, including the ITAR, that generally restrict the export of defense products, technical data, and defense services.  On March 5, 2014, the Company entered into a Consent Agreement with the DTCC to resolve alleged ITAR civil violations.  The Consent Agreement settled the pending ITAR compliance matter with the DTCC previously reported by the Company that resulted from voluntary reports the Company filed with DTCC that disclosed possible technical and administrative violations of the ITAR.  The Consent Agreement has a three-year term and provides for:  (i) a payment of $20 million, $10 million of which is suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures; (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training.

The settlement amount in the Consent Agreement was consistent with the amount proposed by DTCC in August 2013, for which the Company estimated and recorded a $10 million charge in the fiscal quarter ended July 26, 2013.  The $10 million portion of the settlement that is not subject to suspension will be paid in installments, with $4 million paid in March 2014, $2 million paid in February 2015, and $2 million to be paid in each of March 2016 and 2017.  The Company expects that some part of recent investments made in our ITAR compliance program will be eligible for credit against the suspended portion of the settlement amount, which includes:  additional staffing, ongoing implementation of a new software system, employee training, and establishment of a regular compliance audit program and corrective action process.  The Company expects recent and future investments in remedial compliance measures will be sufficient to cover the $10 million suspended payment.

Our trade activities are also subject to customs and border control regulations, anti-bribery and anti-corruption regulations, and regulations that apply to supply chain activities, such as those relating to conflict minerals and the registration, evaluation, authorization and restriction of chemicals as well as the defense federal acquisition regulations.  Our failure to comply with applicable regulations could result in penalties, loss, or suspension of contracts, breach of contract claims, or other consequences, and the costs to maintain compliance with these regulations may be higher than we anticipate.  Any of these consequences could adversely affect our operations or financial condition.

Intellectual Property

Although we hold a number of patents and licenses, we do not believe that our operations are dependent on our patents and licenses.  We have trademark registrations on our important business names and/or product names filed in key jurisdictions where our businesses operate and sell products.  In general, we rely on technical superiority, continual product improvement, exclusive product features, lean manufacturing and operational excellence, including superior lead-time, on-time delivery performance and quality, and customer relationships to maintain competitive advantage.

Seasonality

The timing of our revenues is impacted by the purchasing patterns of our customers, and as a result we do not generate revenues evenly throughout the year.  Moreover, our first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America.  This leads to decreased order and shipment activity; consequently, first quarter results are typically weaker than other quarters and not necessarily indicative of our performance in subsequent quarters.  We changed our fiscal year to the twelve months ended the last Friday in September to better align with the aerospace industry’s business cycle.

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

Employees

We had 13,290 employees at October 2, 2015, of which 5,122 were based in the United States, 4,684 in Europe, 1,072 in Canada, 988 in Mexico, 585 in Morocco, 393 in Asia, 293 in India, and 153 in the Dominican Republic.  Approximately 12.5% of the U.S.-based employees were represented by labor unions.  Our European operations are subject to national trade union agreements and to local regulations governing employment.

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

Available Information About the Registrant

You can access financial and other information on our Web site, www.esterline.com.  We make available through our Web site, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission (SEC).  The SEC also maintains a Web site at www.sec.gov, which contains reports, proxy and information statements, and other information regarding public companies, including Esterline.  Any reports filed with the SEC may also be obtained from the SEC’s Reference Room at 100 F Street, NE, Washington, DC 20549.  Our Corporate Governance Guidelines and required charters for our board committees are available on our Web site, www.esterline.com on the Corporate Governance tab, and our Code of Business Conduct and Ethics, which includes a code of ethics applicable to our accounting and financial employees, including our Chief Executive Officer and Chief Financial Officer, is available on our Web site at www.esterline.com on the Corporate Governance tab.  Each of these documents is also available in print (at no charge) to any shareholder upon request.  Our Web site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K.

Executive Officers of the Registrant

The names and ages of all executive officers of the Company and the positions and offices held by such persons as of November 25, 2015, are as follows:

Name	Position with the Company	Age

Curtis C. Reusser	Chairman, President and Chief Executive Officer	55
Robert D. George	Vice President, Chief Financial Officer and Corporate Development	59
Paul P. Benson	Vice President and Chief Human Resources Officer	51
Marcia J. Mason	Vice President and General Counsel	63
Roger A. Ross	President, Sensors & Systems Segment	47
Albert S. Yost	President, Avionics & Controls and Advanced Materials Segments	50

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

Mr. George has been Vice President, Chief Financial Officer and Corporate Development since October 2012.  From July 2011 to October 2012, he was Vice President, Chief Financial Officer, Corporate Development and Secretary.  Prior to that time, he was Vice President, Chief Financial Officer, Secretary and Treasurer since July 1999.  Mr. George has an M.B.A. from the Fuqua School of Business at Duke University and a B.A. degree in Economics from Drew University.

Mr. Benson has been Vice President and Chief Human Resources Officer since April 2015.  Prior to that time, he was Vice President, Human Resources from December 2014 to March 2015 and Senior Director, Human Resources from November 2014 to December 2014.  Prior to that time, he was Senior Human Resources Director at Hewlett Packard Company, a technology products and services company, from 2006 to November 2014.  Mr. Benson has an M.B.A. from Arizona State University and a B.A. degree in Business from St. Martin’s College.

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

Mr. Ross has been President, Sensors & Systems Segment since August 2015.  Prior to that time, he was Senior Vice President, Actuation & Propeller Systems, at UTC Aerospace Systems for United Technologies Corporation, a provider of a broad range of high-technology products and services to the global aerospace and building systems industries, from January 2014 to July 2015.  From January 2010 to December 2013, he was Vice President, Aerostructures Aftermarket at UTC Aerospace Systems for United Technologies Corporation.  Mr. Ross has an M.B.A. from the University of Colorado, an M.S. degree in Mechanical Engineering from Colorado State University and a B.S. degree in Mechanical Engineering from Colorado State University.

Mr. Yost has been President, Avionics & Controls and Advanced Materials Segments since August 2015.  Prior to that time, he was President, Advanced Materials Segment since March 2015 and President, Advanced Materials and Treasurer from March 2014 to February 2015.  From July 2011 to February 2014, he was Group Vice President and Treasurer, and from November 2009 to June 2011 he was Group Vice President.  Mr. Yost has an M.B.A. from Utah State University and a B.A. degree in Economics from Brigham Young University.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections.  While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control.  These and other important factors, including those discussed in this report under the headings “Risks Relating to Our Business and Our Industry,” “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and “Business” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  Some of the key factors that could cause actual results to differ from our expectations are:

●	A significant reduction in defense spending;
●	Loss of a significant customer or defense program;
●	Our ability to comply with the complex laws and regulations that affect our business;
●	Our inability to execute on our accelerated integration plans or otherwise integrate acquired operations or complete acquisitions;
●	A significant downturn in the aerospace industry; and
●	A decrease in demand for our products as a result of competition, technological innovation or otherwise.

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

Approximately 30% of our business is dependent on defense spending.  The defense industry is dependent upon the level of equipment expenditures by the armed forces of countries throughout the world, and especially those of the United States, which represents a significant portion of world-wide defense expenditures.  While the 2015 Department of Defense budget provides for increased spending in 2016 and beyond, continued reductions in defense spending are possible which could have significant future consequences to our business and industry, including termination or disruption of programs and personnel reductions that could impact our manufacturing operations and engineering capabilities.

The loss of a significant customer or defense program could have a material adverse effect on our operating results.

Some of our operations are dependent on a relatively small number of customers and aerospace and defense programs, which change from time to time.  Significant customers in fiscal 2015 included The Boeing Company, Flame, General Electric, Hawker Beechcraft, Honeywell, Lockheed Martin, Northrop Grumman, Rolls-Royce, UTAS, and the U.S. Department of Defense.  There can be no assurance that our current significant customers will continue to buy our products at current levels.  The loss of a significant customer or the cancellation of orders related to a sole-source defense program could have a material adverse effect on our operating results if we were unable to replace the related sales.

We are subject to numerous regulatory requirements, which could adversely affect our business.

Among other things, we are subject to the Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act and other anti-bribery and anti-corruption laws that generally prohibit companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment.  In particular, we may be held liable for actions taken by our strategic or local partners even though our partners are not subject these laws.  Any determination that we have violated the FCPA, the U.K. Bribery Act or similar laws could result in sanctions that could have a material adverse effect on our business, financial condition and results of operations.

We are also subject to a variety of international laws, as well as U.S. export laws and regulations, such as the ITAR, which generally restrict the export of defense products, technical data and defense services.  We have filed voluntary reports that disclosed certain technical and administrative violations of the ITAR with the DDTC Office of Defense Trade Controls Compliance (DDTC Office of Compliance).  As further described in this report under “Item 1,” we recorded a $10 million charge as of July 26, 2013, for penalties proposed by the DDTC Office of Compliance associated with our earlier handling of ITAR-controlled transactions, including the substance of our prior voluntary disclosures and other aspects of ITAR compliance errors.  Our failure to comply with these regulations could result in penalties, loss, or suspension of contracts or other consequences.  In addition, we may need to hold shipments or expend significant resources to re-work, re-design or re-certify our products, to achieve compliance with applicable export control regulations.  If we are required to take any of these measures, we may lose revenue opportunities and/or be exposed to late-delivery penalties or other claims from our customers.  Any of these could adversely affect our operations and financial condition.

We may be unable to realize expected benefits from our business integration efforts and our profitability may be hurt or our business otherwise might be adversely affected.

In 2014, we began to consolidate certain facilities to create greater cost efficiencies through shared services in sales, general administration and support functions across our segments.  We have never before pursued integration initiatives to this extent, and there is no assurance that our efforts will be successful.  These integration activities are intended to generate operating expense savings through direct and indirect overhead expense reductions as well as other savings and realizing these savings may be difficult.  If we do not successfully manage our current integration activities, or any other similar activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted.  Risks associated with these actions include inability to complete or delay in the planned transfer of business activities to other locations due to dependency on third-party agreements or certification of projects affected by the transfer, unanticipated costs in implementing the initiatives, delays in implementation of anticipated workforce reductions, adverse effects on employee morale, creation of customer or supplier uncertainty that may impact our business, and the failure to meet operational targets due to the loss of employees.  If any of these risks are realized, our ability to achieve anticipated cost reductions may be impaired or our business may otherwise be harmed, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

One of our key strategies is to grow our business by selectively pursuing acquisitions.  Since 1996 we have completed over 30 acquisitions, and we are continuing to actively pursue additional acquisition opportunities, some of which may be material to our business and financial performance.  Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for a number of reasons, including:

●	Encountering difficulties identifying and executing acquisitions;
●	Increased competition for targets, which may increase acquisition costs;
●	Consolidation in our industry reducing the number of acquisition targets;
●	Competition laws and regulations preventing us from making certain acquisitions; and
●	Acquisition financing not being available on acceptable terms or at all.

In addition, there are potential risks associated with growing our business through acquisitions, including the failure to successfully integrate and realize the expected benefits of an acquisition.  For example, with any past or future acquisition, there is the possibility that:

●	The business culture of the acquired business may not match well with our culture;
●	Technological and product synergies, economies of scale and cost reductions may not occur as expected;
●	Management may be distracted from overseeing existing operations by the need to integrate acquired businesses;
●	We may acquire or assume unexpected liabilities;
●	Unforeseen difficulties may arise in integrating operations and systems;
●	We may fail to retain and assimilate employees of the acquired business;
●	We may experience problems in retaining customers and integrating customer bases; and
●	Problems may arise in entering new markets in which we may have little or no experience.

Failure to continue implementing our acquisition strategy, including successfully integrating acquired businesses, could have a material adverse effect on our business, financial condition and results of operations.

Future operating results could be impacted by sanctions against Russia.

In 2014, the U.S. and other countries expanded the sanctions against Russia, which increased the restrictions on sales of certain products, including aviation products, to Russia and to specified restricted parties in or affiliated with Russia.  Our Avionics & Controls and Sensors & Systems segments have programs with Russian customers.  We evaluated the impact of these sanctions and determined the impact from Canadian, European Union and U.S. sanctions against Russia on our sales to Russia was not material; however, increased sanctions could have a material impact on our sales to Russia in future periods.

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

As we have grown through acquisitions, we have accumulated $1.0 billion of goodwill, $39.4 million of indefinite-lived intangible assets, and $412.7 million of definite-lived intangible assets, out of total assets of $3.0 billion at October 2, 2015.  As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

We performed our annual impairment review for fiscal 2015 as of August 1, 2015, and our review indicates that no impairment of goodwill or other indefinite-lived assets exists at any of our reporting units.

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility.

As of October 2, 2015, we had approximately $881.4 million of long-term debt outstanding.  Under our existing secured credit facility, we have a $500 million revolving line of credit and a $250.0 million term loan (U.S. Term Loan).  The credit facility is secured by substantially all of the Company’s assets, and interest is based on standard inter-bank offering rates.  In addition, we have unsecured foreign currency credit facilities that have been extended by foreign banks for up to $50.6 million.  Available credit under the above credit facilities was $370.2 million at October 2, 2015, reflecting bank borrowings of $160.0 million and letters of credit of $20.4 million.

We also have outstanding €330.0 million 3.625% Senior Notes due in April 2023 (2023 Notes).  The indentures governing those notes and other debt agreements limit the amount of additional debt we may incur.

Our level of debt could have significant consequences to our business, including the following:

●

Depending on interest rates and debt maturities, a substantial portion of our cash flow from operations could be dedicated to paying principal and interest on our debt, thereby reducing funds available for our acquisition strategy, capital expenditures or other purposes, including our plan to repurchase up to $400 million of outstanding shares of common stock, depending on market conditions, share price and other factors;

●	A significant amount of debt could make us more vulnerable to changes in economic conditions or increases in prevailing interest rates;
●	Our ability to obtain additional financing for acquisitions, capital expenditures or for other purposes could be impaired;
●

The increase in the amount of debt we have outstanding increases the risk of non-compliance with some of the covenants in our debt agreements which require us to maintain specified financial ratios; and

●	We may be more leveraged than some of our competitors, which may result in a competitive disadvantage.

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

Foreign sales originating from non-U.S. locations were approximately 50% of our total sales in fiscal 2015, and we have manufacturing facilities in a number of foreign countries.  A substantial portion of our Avionics & Controls operations is based in Belgium, Canada and the U.K., and a substantial portion of our Sensors & Systems operations is based in the U.K. and France.  We also have manufacturing operations in China, the Dominican Republic, Germany, India, Japan, Mexico, and Morocco.  Doing business in foreign countries is subject to numerous risks, including political and economic instability, restrictive trade policies of foreign governments, changes in the local labor-relations climate, economic conditions in local markets, health concerns, inconsistent product regulations or unexpected changes in regulatory and other legal requirements by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements.  To the extent that foreign sales are transacted in a foreign currency, we are subject to the risk of losses due to foreign currency fluctuations.  In addition, we have substantial assets denominated in foreign currencies, primarily the Canadian dollar, U.K. pound and euro, that are not offset by liabilities denominated in those foreign currencies.  These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.

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

Our products and services are affected by varying degrees of competition.  We compete with other companies and divisions and units of larger companies in most markets we serve, many of which have greater sales volumes or financial, technological or marketing resources than we do.  Our principal competitors include: Astronautics, BAE, Bose, Eaton, ECE, Elbit, EMS, GE Aerospace, Honeywell, IAI, L-3, Otto Controls, RAFI, Rockwell Collins, SELEX, Telephonics, Thales, Ultra Electronics, and Universal Avionics Systems Corporation in our Avionics & Controls segment; Ametek, Amphenol, Eaton, ECE, MPC Products, Meggitt, STPI-Deutsch, and TE Connectivity in our Sensors & Systems segment; and Chemring, Doncasters, Hi-Temp, J&M, JPR Hutchinson, Kmass, Meggitt (including Dunlop Standard Aerospace Group), Rheinmetall, Trelleborg, ULVA, UTAS, and UMPCO in our Advanced Materials segment.  The principal competitive factors in the commercial markets in which we participate are product performance, service and price.  Maintaining product performance requires expenditures in research and development that lead to product improvement and new product introduction.  Companies with more substantial financial resources may have a better ability to make such expenditures.  We cannot assure that we will be able to continue to successfully compete in our markets, which could adversely affect our business, financial condition and results of operations.

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

Our customers set demanding specifications for product performance, reliability and cost.  Some of our government contracts and subcontracts provide for a predetermined, fixed price for the products we make regardless of the costs we incur.  Therefore, we must absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that we may achieve.  Our failure to accurately scope the statement of work, anticipate technical problems, estimate costs accurately, integrate technical processes effectively or control costs during performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause a loss.  While we believe that we have recorded adequate provisions in our financial statements for losses on our fixed-price contracts as required under GAAP, we cannot assure that our contract loss provisions will be adequate to cover all actual future losses.  Therefore, we may incur losses on fixed-price contracts that we had expected to be profitable, or such contracts may be less profitable than expected.

Our business is subject to government contracting regulations, and our failure to comply with such laws and regulations could harm our operating results and prospects.

We estimate that approximately 19% of our sales in fiscal 2015 were attributable to contracts in which we were either the prime contractor to, or a subcontractor to a prime contractor to, the U.S. government.  As a contractor and subcontractor to the U.S. government, we must comply with laws and regulations relating to the formation, administration and performance of federal government contracts that affect how we do business with our customers and may impose added costs to our business.  For example, these regulations and laws include provisions that contracts we have been awarded are subject to:

●	Protest or challenge by unsuccessful bidders; and
●	Unilateral termination, reduction or modification in the event of changes in government requirements.

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

We obtain many of our U.S. government contracts through a competitive bidding process that subjects us to risks associated with:

●	The frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and/or cost overruns;
●	The substantial time and effort, including design, development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to us; and
●	The design complexity and rapid rate of technological advancement of defense-related products.

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

The rapid change of technology is a key feature of all of the markets in which our businesses operate.  To succeed in the future, we will need to design, develop, manufacture, assemble, test, market, and support new products and enhancements to our existing products in a timely and cost-effective manner.  Historically, our technology has been developed through internal research and development expenditures, as well as customer-sponsored research and development programs.  There is no guarantee that we will continue to maintain, or benefit from, comparable levels of research and development in the future.  In addition, our competitors may develop technologies and products that are more effective than those we develop or that render our technology and products obsolete or noncompetitive.  Furthermore, our products could become unmarketable if new industry standards emerge.  We cannot assure that our existing products will not require significant modifications in the future to remain competitive or that new products we introduce will be accepted by our customers, nor can we assure that we will successfully identify new opportunities, continue to have the needed financial resources to develop new products in a timely or cost-effective manner or execute on a research and development program effectively to yield expected or any return on investment.

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

We are subject to potential liabilities relating to certain products we manufactured containing asbestos.  We had insurance coverage for asbestos exposures in products prior to November 1, 2003.  Commencing November 1, 2003, insurance coverage for asbestos claims has been unavailable.  Our policy coverage for exposures prior to November 1, 2003, declines ratably, by formula, as the number of years increases since coverage expired.  Accordingly, we continue to have partial insurance coverage for exposure to asbestos contained in our products prior to November 1, 2003.  To date, asbestos claims have not been material to our consolidated results of operations or financial position.

As a result of the termination of the NASA Space Shuttle program, manufacturing of rocket engine insulation material containing asbestos ceased in July 2010.  In December 2011, we dismantled our facility used to manufacture the asbestos-based insulation for the Space Shuttle program.  We have an agreement for indemnification for certain losses we may incur as a result of asbestos claims relating to a product we previously manufactured, but we cannot assure that this indemnification agreement will fully protect us from losses arising from asbestos claims.

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

At the end of fiscal 2015, we had a $1.6 million liability related to environmental remediation at a previously sold business for which the Company provided indemnification.

Although environmental costs have not been material in the past, we cannot assure that these matters, or any similar liabilities that arise in the future, will not exceed our resources, nor can we completely eliminate the risk of accidental contamination or injury from these materials.

An accident at our combustible ordnance or flare countermeasure operations could harm our business.

We are subject to potential liabilities in the event of an accident at our combustible ordnance and flare countermeasure operations.  Our products are highly flammable during certain phases of the manufacturing process.  Accordingly, our facilities are designed to isolate these operations from direct contact with employees.  Our overall safety infrastructure is compliant with regulatory guidelines.  In addition, we utilize hazard detection and intervention systems.  Our employees receive safety training and participate in internal safety demonstrations.  We continuously track safety effectiveness in relation to the U.S. Bureau of Labor Statistics, OSHA, and the HSE in the U.K. to help ensure performance is within industry standards.  In addition, we perform on-going process safety hazard analyses, which are conducted by trained safety teams to identify risk areas that arise.  We monitor progress through review of safety action reports that are produced as part of our operations.  Although we believe our safety programs are robust and our compliance with our programs is high, it is possible for an accident to occur.  We have had incidents in the past, including an accident at our Arkansas plant in 2014 that caused one serious injury.  We are insured in excess of our deductible on losses from property, loss of business, and for personal liability claims from an accident; however, we may not be able to maintain insurance coverage in the future at an acceptable cost.  Significant losses not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations.

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

Item 2.  Properties

The following table summarizes our properties that are greater than 100,000 square feet or related to a principal operation, including identification of the business segment, as of October 2, 2015:

			Approximate	Owned
			Square	or
Location	Type of Facility	Business Segment	Footage	Leased

Brea, CA	Office & Plant	Advanced Materials	329,000	Owned
Stillington, U.K.	Office & Plant	Advanced Materials	287,000	Owned
East Camden, AR	Office & Plant	Advanced Materials	276,000	Leased
Montréal, Canada	Office & Plant	Avionics & Controls	272,000	Owned
Everett, WA	Office & Plant	Avionics & Controls	216,000	Leased
Champagné, France	Office & Plant	Sensors & Systems	191,000	Owned
Coeur d'Alene, ID	Office & Plant	Avionics & Controls	140,000	Leased
Coachella, CA	Office & Plant	Advanced Materials	140,000	Owned
Kortrijk, Belgium	Office & Plant	Avionics & Controls	130,000	Leased
Marolles, France	Office & Plant	Sensors & Systems	128,000	Owned
Buena Park, CA	Office & Plant	Sensors & Systems	110,000	Owned*
Bourges, France	Office & Plant	Sensors & Systems	109,000	Owned
Farnborough, U.K.	Office & Plant	Sensors & Systems	103,000	Leased
Kent, WA	Office & Plant	Advanced Materials	103,000	Owned
Hampshire, U.K.	Office & Plant	Advanced Materials	102,000	Owned
Sylmar, CA	Office & Plant	Avionics & Controls	96,000	Leased
Valencia, CA	Office & Plant	Advanced Materials	88,000	Owned
Gloucester, U.K.	Office & Plant	Advanced Materials	77,000	Leased

*  The building is located on a parcel of land covering 16.1 acres that is leased by the Company.

In total, we own approximately 2,300,000 square feet and lease approximately 2,400,000 square feet of manufacturing facilities and properties.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Esterline Common Stock

In Dollars

For Fiscal Years	2015		2014
	High	Low	High	Low
Quarter
First	$120.71	$98.70	$109.96	$78.17
Second	120.45	103.31	113.06	97.12
Third	114.22	85.95	122.52	104.56
Fourth	89.15	69.77	120.50	102.65

Principal Market – New York Stock Exchange

At the end of fiscal 2015, there were approximately 257 holders of record of the Company’s common stock.  On November 23, 2015, there were 256 holders of record of our common stock.

On June 19, 2014, our board of directors approved a $200 million share repurchase program.  On March 11, 2015, our board of directors approved an additional $200 million for the share repurchase program.  Under the program, we are authorized to repurchase up to $400 million of outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  We made no repurchases of common stock during the fourth quarter of fiscal 2015.  There is $110.2 million available for purchase under our share repurchase program.

No cash dividends were paid during fiscal 2015 and 2014.  Our current secured credit facility restricts the amount of dividends we can pay.  We do not anticipate paying any dividends in the foreseeable future.

The following graph shows the performance of the Company’s common stock compared to the S&P 500 Index, the S&P MidCap 400 Index, and the S&P 400 Aerospace & Defense Index for a $100 investment made on October 29, 2010.

Item 6.  Selected Financial Data

Selected Financial Data

In Thousands, Except Per Share Amounts

	Eleven Months Ended		Twelve Months Ended
For Fiscal Years	2015	2014	2014	2013	2012	2011
		(Unaudited)

Operating Results [1]
Net sales	$1,774,449	$1,801,127	$2,029,471	$1,866,659	$1,853,467	$1,603,400
Cost of Sales	1,185,056	1,176,413	1,314,762	1,168,632	1,182,959	1,041,013
Selling, general and administrative	346,781	323,957	361,190	364,149	346,024	277,462
Research, development and engineering	91,491	88,656	97,591	88,982	99,560	89,623
Restructuring charges	6,639	12,103	13,642	-	-	-
Gain on sale of product line	-	-	-	(2,264)	-	-
Gain on settlement of contingency	-	-	-	-	(11,891)	-
Goodwill impairment	-	-	-	3,454	52,169	-
Other income	(12,503)	-	-	-	(1,263)	(6,853)
Operating earnings from continuing operations	156,985	199,998	242,286	243,706	185,909	202,155
Interest income	(578)	(501)	(555)	(535)	(463)	(1,602)
Interest expense	30,090	29,986	33,010	39,637	46,227	40,633
Loss on extinguishment of debt	11,451	533	533	946	-	831
Earnings from continuing operations before income taxes	116,022	169,980	209,298	203,658	140,145	162,293
Income tax expense	18,956	35,759	43,716	32,803	27,073	26,588
Earnings from continuing operations including noncontrolling interests	97,066	134,221	165,582	170,855	113,072	135,705
Earnings (loss) from discontinued operations attributable to Esterline, net of tax	(37,053)	(59,240)	(62,611)	(4,391)	503	(2,208)
Net earnings attributable to Esterline	59,612	74,454	102,418	164,734	112,535	133,040

Gross profit as a percent of sales	33.2%	34.7%	35.2%	37.4%	36.2%	35.1%
Selling, general and administrative as a percent of sales	19.5%	18.0%	17.8%	19.5%	18.7%	17.3%
Research, development and engineering as a percent of sales	5.2%	4.9%	4.8%	4.8%	5.4%	5.6%

Earnings (loss) per share attributable to Esterline - diluted:
Continuing operations	$3.10	$4.12	$5.09	$5.33	$3.58	$4.34
Discontinued operations	(1.19)	(1.83)	(1.93)	(0.14)	0.02	(0.07)
Earnings (loss) per share attributable to Esterline - diluted	1.91	2.29	3.16	5.19	3.60	4.27

Selected Financial Data

In Thousands, Except Per Share Amounts

For Fiscal Years	2015	2014	2013	2012	2011

Financial Structure
Total assets	$3,007,030	$3,193,467	$3,262,112	$3,227,117	$3,378,586
Credit facilities	160,000	100,000	130,000	240,000	360,000
Long-term debt, net	707,786	509,720	537,859	598,060	660,028
Total Esterline shareholders' equity	1,537,467	1,887,817	1,873,605	1,610,481	1,562,835

Weighted average shares outstanding - diluted	31,215	32,448	31,738	31,282	31,154

Other Selected Data
Cash flows provided (used) by operating activities	$144,295	$216,364	$250,772	$194,171	$192,429
Cash flows provided (used) by investing activities	(173,568)	(89,851)	(93,721)	(48,502)	(869,021)
Cash flows provided (used) by financing activities	967	(55,208)	(141,023)	(167,820)	436,420
Net increase (decrease) in cash	(46,789)	58,966	18,503	(24,360)	(237,085)
EBITDA from continuing operations [2]	245,674	342,342	339,616	277,137	274,513
Capital expenditures [3]	49,341	45,678	55,335	49,446	49,507
Interest expense	30,090	33,010	39,637	46,227	40,633

Depreciation and amortization from continuing operations	88,689	100,056	95,910	91,228	72,358
Ratio of debt to EBITDA [4]	3.5	1.8	2.0	3.0	3.7

[1]

Operating results reflect the segregation of continuing operations from discontinued operations.  See Note 1 to the Consolidated Financial Statements.  Operating results include the acquisitions of DAT in January 2015, Sunbank in December 2013, Gamesman in February 2013, and Souriau in July 2011.  See Note 14 to the Consolidated Financial Statements.

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

In Thousands

For Fiscal Years	2015	2014	2013	2012	2011

Operating earnings from continuing operations	$156,985	$242,286	$243,706	$185,909	$202,155
Depreciation and amortization from continuing operations	88,689	100,056	95,910	91,228	72,358
EBITDA from continuing operations	$245,674	$342,342	$339,616	$277,137	$274,513

[3]	Excludes capital expenditures accounted for as a capitalized lease obligation of $2,753 and $11,691 in fiscal 2014 and 2013, respectively.
[4]	We define the ratio of debt to EBITDA as total debt divided by EBITDA.

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

We changed our fiscal year to the twelve months ending the last Friday in September, effective beginning with the year ending on September 30, 2016.  As a result, our current fiscal period was shortened from twelve months to an eleven-month transition period ended on October 2, 2015.  We reported our first fiscal quarter as the three months ended January 30, 2015, second fiscal quarter as the three months ended May 1, 2015, and third fiscal quarter as the three months ended July 31, 2015, followed by a two-month transition period ended October 2, 2015.

When financial results for the 2015 transition period are compared to financial results for the prior-year period, the results compare the eleven-month periods ended October 2, 2015, and September 26, 2014.  When financial results for the fourth quarter of fiscal 2015 are compared to the fourth quarter of fiscal 2014, the results compare the two-month periods ended October 2, 2015, and September 26, 2014.  The results for the eleven-month period and two-month period ended September 26, 2014, are unaudited.  When financial results for fiscal 2014 are compared with financial results for fiscal 2013, the results compare our previous fiscal years, or the twelve-month periods ended October 31, 2014, and October 25, 2013.  The following tables show the months included in the various comparison periods:

Fiscal 2015 (11-month) Results Compared with Fiscal 2014 (11-month recast, unaudited)

Fiscal 2015 (11-month)	Fiscal 2014 (11-month recast, unaudited)

November 2014 - September 2015	November 2013 - September 2014

Fourth Quarter of Fiscal 2015 (2-month, unaudited) Results Compared with Fourth Quarter of Fiscal 2014 (2-month recast, unaudited)

Fourth Quarter of Fiscal 2015 (2-month, unaudited)	Fourth Quarter of Fiscal 2014 (2-month recast, unaudited)

August 2015 - September 2015	August 2014 - September 2014

Fiscal 2014 Results Compared with Fiscal 2013

2014	2013

November 2013 - October 2014	November 2012 - October 2013

OVERVIEW

We operate our businesses in three segments:  Avionics & Controls, Sensors & Systems and Advanced Materials.  Our segments are structured around our technical capabilities.  All segments include sales to domestic, international, defense and commercial customers.

The Avionics & Controls segment includes avionics systems, control and communication systems, and interface technologies capabilities.  Avionics systems designs and develops cockpit systems integration and avionics solutions for commercial and military applications.  Control and communication systems designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles.  Additionally, control and communication systems designs and manufactures military audio and data products for severe battlefield environments and communication control systems to enhance security and aural clarity in military applications.  Defense, aerospace and training display (DAT), which will be integrated into our avionics systems and control and communication systems capabilities, develops and manufactures visualization solutions for a variety of demanding defense and commercial aerospace applications.  Interface technologies manufactures and develops custom control panels and input systems for medical, industrial, military and gaming industries.

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

Our current business and strategic plan focuses on the continued development of products and solutions principally for aerospace and defense markets.  We are concentrating our efforts to expand our capabilities in these markets, anticipate the global needs of our customers and respond to such needs with comprehensive solutions.  These efforts focus on continuous research and new product development, acquisitions and strategic realignments of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering.

On January 31, 2015, we acquired the DAT business of Belgium-based Barco N.V. (Barco) for €150 million net of acquired cash, or approximately $171 million in cash.  A working capital adjustment of approximately $15 million was received from Barco in September 2015.  We financed the acquisition primarily using international cash reserves, with the balance funded by borrowings under our existing credit facility.  We incurred a $2.9 million foreign currency exchange loss in funding the acquisition at the end of the first quarter of fiscal 2015.  DAT develops and manufactures visualization solutions for a variety of demanding defense and commercial aerospace applications.  DAT employs roughly 600 people in Belgium, France, Israel, Singapore and the U.S.  The display business is included in our Avionics & Controls segment.

In September 2014, our board of directors approved the plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; and a small distribution business. These businesses are reported as discontinued operations for all periods presented.  Based upon the estimated fair values, we incurred an after-tax loss of $49.5 million in the fourth quarter of fiscal 2014 on the assets held for sale in discontinued operations.

On June 5, 2015, we sold Eclipse for $7.9 million.  We retained ownership of the land, building and building improvements, which are being held for sale.  In addition, on July 20, 2015, we sold PA&E for $22.3 million.  During the fourth quarter of fiscal 2015, we approved a plan to sell a small manufacturing business included in our Avionics & Controls segment, which is reported as discontinued operations in all periods presented.  During fiscal 2015 and 2014, we incurred a loss on discontinued operations of $37.1 million and $59.2 million, respectively.

On June 19, 2014, our board of directors approved a share repurchase program and authorized the repurchase of up to $200 million of outstanding shares of common stock.  In March 2015, our board of directors authorized an additional $200 million for repurchase of outstanding shares of common stock under the program.  Under the program, the Company is authorized to repurchase up to $400 million of the outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  During fiscal 2014 we repurchased 269,228 shares under this program at an average price paid per share of $112.40, for an aggregate purchase price of $30.3 million.  During fiscal 2015, we repurchased 2,562,122 shares under this program at an average price paid per share of $101.29, for an aggregate purchase price of $259.5 million.

In March 2014, we entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DDTC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations.  Among other things, the Consent Agreement requires us to pay a $20 million penalty, of which $10 million was suspended and eligible for offset credit based upon verified expenditures for past and future remedial actions, and to continue to implement ongoing compliance measures and to implement additional remedial measures related to ITAR compliance activities.  Compliance expense associated with these measures was $18.3 million in fiscal 2015 compared with $8.3 million in fiscal 2014.  We estimate that we will incur approximately $18 million in remedial compliance expense in fiscal 2016.  More information about the Consent Agreement is set forth in Note 11 to the Consolidated Financial Statements under Item 8 of this report.

In December 2013, we acquired the Sunbank Family of Companies, LLC (Sunbank) for $51.7 million.  The purchase price included $5 million in additional contingent consideration based upon achievement of certain sales levels over a two-year period.  We paid the first installment of $1.3 million in the third fiscal quarter of 2015.  Sunbank is a manufacturer of electrical cable accessories, connectors, and flexible conduit systems.  Sunbank is included in the Sensors & Systems segment.

On December 5, 2013, we announced the acceleration of our plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions.   Total restructuring expenses were $17.4 million, or 1.0% of sales, in fiscal 2014.  Restructuring expenses were mainly comprised of $5.3 million in severance, $9.5 million in exit and relocation of facilities expenses, and a $2.6 million loss on the write off of certain property, plant and equipment.  Total restructuring expenses were $11.7 million, or 0.7% of sales, for fiscal 2015.  Restructuring expenses were mainly comprised of $2.2 million in severance, $8.8 million in exit and relocation of facilities expenses, and a $0.7 million loss on the write off of certain property, plant and equipment.  Expense savings were $14.6 million for fiscal 2015.  Restructuring expenses are expected to be approximately $16 million in fiscal 2016, which includes DAT integration expense of $12 million.

For further explanation about changes in sales and gross margin in the fourth quarter of fiscal 2015 over the prior-year period, please see the table at the end of the Overview section for a roll forward presentation of sales and gross margin.

Sales for the fourth quarter of fiscal 2015 increased by $36.4 million, or 11.6%, to $349.6 million, over the prior-year period, reflecting a $39 million effect of a nine-week period in the fourth quarter of fiscal 2015 compared to an eight-week period in the fourth quarter of fiscal 2014 and incremental sales from the DAT acquisition of $20 million.  These increases were partially offset by the effects of a weakening Canadian dollar, U.K. pound and euro compared to the prior-year period of $17 million.  Sales volume decreased by $2 million compared with the prior-year period, and was mainly due to lower demand for Advanced Materials segment products for defense applications of $19 million partially offset by increased sales volumes of Avionics & Controls and Sensors & Systems products of $17 million.

Consolidated gross margin was 32.7% in the fourth quarter of fiscal 2015 compared with 32.6% in the prior-year period.  Gross margin in the fourth quarter of fiscal 2015 benefited from higher sales volumes due to the nine-week period in the fourth quarter of fiscal 2015 compared with the eight-week period in fiscal 2014.

Selling, general and administrative expense increased by $6.1 million, by 10.8%, to $62.4 million over the prior-year period.  The increase in selling, general and administrative expense reflected incremental selling, general and administrative expenses from the acquisition of DAT of $7.1 million.  These increases were partially offset by the favorable translation effects of foreign currencies.

Research, development and engineering spending decreased by $1.1 million over the prior-year period to 3.7% of sales due to decreased research, development and engineering expenses of Sensors & Systems.

In the fourth quarter of fiscal 2015, we refinanced our debt with the redemption of our 7% Senior Notes due in 2020.  Our new credit facility currently bears an interest rate of 1.71% and the €330.0 million Senior Notes due in 2023 bear interest at 3.625%.  Our debt level increased over last year, so notwithstanding lower interest rates for our outstanding debt, we expect interest expense to be approximately $30 million in fiscal 2016, which is the same as it was for fiscal 2015.  In connection with our redemption of our 7% Senior Notes due 2020, we incurred an $8.75 million redemption premium and wrote off $2.4 million in unamortized debt issuance costs as a loss on extinguishment of debt in the fourth quarter of fiscal 2015.

The income tax rate was 1.3% in the fourth quarter of fiscal 2015 compared with 19.1% in the prior-year period, mainly reflecting certain discrete tax benefits and additional tax benefits resulting from DAT operating losses.

Earnings from continuing operations in the fourth quarter of fiscal 2015 were $20.7 million, or $0.69 per diluted share, compared with $20 million, or $0.63 per diluted share, in the prior-year period.  Loss from discontinued operations in the fourth quarter of fiscal 2015 was $17.7 million, or $0.59 per diluted share, compared with $51.5 million, or $1.61 per diluted share, in the prior-year period.  Net income in the fourth quarter of fiscal 2015 was $3 million, or $0.10 per diluted share, compared with a loss of $31.4 million, or $0.98 per diluted share, in the prior-year period.

Sales for fiscal 2015 decreased $27 million, or 1.5%, to $1.8 billion over fiscal 2014.  Sales decreased $84 million due to the effects of a weakening Canadian dollar, U.K. pound and euro compared with the prior-year period.  Additionally, sales decreased $18 million due to the settlement of forward foreign currency contracts qualifying under hedge accounting.  These decreases were partially offset by $88 million in incremental sales from the DAT and Sunbank acquisitions.  Sales volume decreased $12 million compared with the prior-year period, and was mainly due to lower demand for Advanced Materials products for defense applications of $20 million and a $3 million decrease on sales of Avionics & Controls.  These decreases were partially offset by an $11 million increase on sales of Sensors & Systems power system products.

Consolidated gross margin was 33.2% in fiscal 2015 compared with 34.7% in the prior-year period, reflecting lower gross margin on sales of Avionics & Controls and Advanced Materials products.  Gross margin was largely impacted by the effect of weakening foreign currencies and the settlement of foreign currency forward contracts, higher manufacturing costs and a lower recovery of fixed costs due to decreased sales volumes.  Gross margin was further impacted by an inventory fair value adjustment due to the shipment of acquired DAT inventory recognized at fair value.

Selling, general and administrative expense increased by $22.8 million and by 1.6 percentage points over fiscal 2014 to 19.5% of sales, reflecting incremental selling, general and administrative expenses from the DAT acquisition of $24.9 million and increased corporate expenses of $13.8 million, partially offset by a decrease in segment selling, general and administrative expense.  The increase in corporate expense was mainly due to increased expenses for compliance activities.  The decrease in segment selling, general and administrative expense was principally due to the effect of translating selling, general and administrative expenses denominated in non-U.S. functional currencies to the U.S. dollar.

Research, development and engineering spending increased by $2.8 million over fiscal 2014 to 5.2% of sales.  The increase in research, development and engineering spending principally reflects incremental research, development and engineering expense from the DAT acquisition of $10.5 million, partially offset by lower spending on Avionics & Controls developments.

During fiscal 2015 we recognized a $15.7 million gain in other income and a $2.4 million reduction in interest expense upon the lapse of a statutory period related to a liability for a non-income tax position of an acquired company.  In addition, we incurred a $2.9 million loss in other income on foreign currency exchange resulting from the funding of the acquisition of DAT.

The income tax rate was 16.3% in fiscal 2015 compared with 21.0% in the prior-year period, mainly reflecting additional tax benefits resulting from DAT operating losses.

Earnings from continuing operations in fiscal 2015 were $96.7 million, or $3.10 per diluted share, compared with $133.7 million, or $4.12 per diluted share, in the prior-year period.  Loss from discontinued operations in fiscal 2015 was $37.1 million, or $1.19 per diluted share, compared with $59.2 million, or $1.83 per diluted share, in the prior-year period.  Net income for fiscal 2015 was $59.6 million, or $1.91 per diluted share, compared with $74.5 million, or $2.29 per diluted share, in the prior-year period.

Cash flows from operating activities were $144.3 million in fiscal 2015 compared with $161.9 million in the prior-year period.

Our sales, gross margin and earnings results for the two-month and eleven-month period ended October 2, 2015, compared with the two-month and eleven-month period ended September 26, 2014, included a number of significant items which are summarized in the tables below.

The following is a roll forward of sales and gross margin from the fourth quarter of fiscal 2014 to the fourth quarter of fiscal 2015:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Two-month period ended September 26, 2014	$112,412	$110,719	$90,069	$313,200
Foreign currency loss	(3,180)	(12,007)	(1,775)	(16,962)
Forward contract loss	(2,699)	(1,117)	-	(3,816)
Nine week vs. eight week	14,107	13,857	11,276	39,240
Acquired business	19,979	-	-	19,979
Sales volume	10,467	6,383	(18,864)	(2,014)
Two-month period ended October 2, 2015	$151,086	$117,835	$80,706	$349,627

Gross Margin:
Two-month period ended September 26, 2014	34,324	37,880	29,896	102,100
Foreign currency gain (loss)	(306)	(2,997)	(583)	(3,886)
Forward contract loss	(2,616)	(1,117)	-	(3,733)
Nine week vs. eight week	4,990	4,735	3,737	13,462
Acquired business	2,118	-	-	2,118
Volume/mix	7,659	1,760	(4,224)	5,195
DAT inventory fair value adjustment	(1,564)	-	-	(1,564)
Lower (higher) manufacturing costs	(2,432)	-	-	(2,432)
Inventory reserves and EAC adjustment	5,438	-	-	5,438
Other	109	(884)	(1,758)	(2,533)
Two-month period ended October 2, 2015	$47,720	$39,377	$27,068	$114,165

The following is a roll forward of sales and gross margin from fiscal 2014 to fiscal 2015:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Eleven-month period ended September 26, 2014	$668,595	$689,850	$442,682	$1,801,127
Foreign currency loss	(9,593)	(65,479)	(9,268)	(84,340)
Forward contract loss	(10,550)	(7,634)	-	(18,184)
Acquired business	82,525	5,065	-	87,590
Sales volume	(3,176)	11,644	(20,212)	(11,744)
Eleven-month period ended October 2, 2015	$727,801	$633,446	$413,202	$1,774,449

Gross Margin:
Eleven-month period ended September 26, 2014	241,826	232,446	150,442	624,714
Foreign currency gain (loss)	4,492	(11,036)	(2,645)	(9,189)
Forward contract loss	(10,473)	(7,634)	-	(18,107)
Acquired business	26,350	1,974	-	28,324
Volume/mix	(14,515)	5,939	(6,604)	(15,180)
DAT inventory fair value adjustment	(7,021)	-	-	(7,021)
Lower (higher) manufacturing costs/lower recovery of fixed costs	(5,554)	2,221	(7,917)	(11,250)
Inventory reserves and EAC adjustment	(2,371)	630	-	(1,741)
Other	2,188	(3,322)	(23)	(1,157)
Eleven-month period ended October 2, 2015	$234,922	$221,218	$133,253	$589,393

Results of Operations

For further explanation, please see the roll forward table of sales and gross margin at the end of the Overview section.

Fiscal 2015 Compared with Fiscal 2014

Sales for fiscal 2015 decreased 1.5% from fiscal 2014.  Sales by segment were as follows:

	Increase (Decrease)
In Thousands	From Prior Year	2015	2014
			(Unaudited)

Avionics & Controls	8.9%	$727,801	$668,595
Sensors & Systems	(8.2)%	633,446	689,850
Advanced Materials	(6.7)%	413,202	442,682
Total Net Sales		$1,774,449	$1,801,127

The $59.2 million, or 8.9%, increase in Avionics & Controls sales over fiscal 2014 reflected incremental sales from the DAT acquisition of $83 million.  This increase was partially offset by the effect of weakening foreign currencies, which reduced segment sales by $10 million compared with the prior-year period.  In addition, the settlement of forward foreign currency contracts qualifying under hedge accounting reduced sales by $11 million.  Sales volume decreased by $3 million and mainly reflected lower sales of avionics systems for defense applications of $10 million partially offset by higher sales of interface technologies for gaming applications of $8 million.

The $56.4 million, or 8.2%, decrease in Sensors & Systems sales over fiscal 2014 reflected the impact of weakening foreign currencies of $65 million and the impact of forward contracts under hedge accounting of $8 million.  This decrease in sales was partially offset by incremental sales from the Sunbank acquisition of $5 million.  Sales volume increased by $12 million, reflecting a $7 million increase in advanced sensors sales for OEM and aftermarket and an $11 million increase in power systems sales for commercial aviation applications.  These increases were partially offset by an $8 million decrease in connection technologies sales mainly due to lower demand from defense and industrial customers, including oil and gas.

The $29.5 million, or 6.7%, decrease in Advanced Materials sales compared with fiscal 2014 reflected a $20 million decrease in sales volume and a $9 million impact of weakening foreign currencies.  The decrease in sales volume reflected a $16 million decrease in defense technologies sales due to lower demand for flare countermeasures and a $4 million decrease in sales of engineered materials due to lower demand for defense applications.

Foreign sales originating from non-U.S. locations, including export sales by domestic operations, totaled $1.1 billion and $1.3 billion for fiscal 2015 and 2014, respectively, and accounted for 60.2% and 61.9% of our sales in fiscal 2015 and 2014, respectively.

Overall, gross margin as a percentage of sales was 33.2% and 34.7% for fiscal 2015 and 2014, respectively.  Gross margin was $589.4 million and $624.7 million for fiscal 2015 and 2014, respectively.  Gross margin was impacted by restructuring expense of $5.1 million, or 0.3% of sales, for fiscal 2015, and $5.3 million, or 0.3% of sales, in fiscal 2014.

Avionics & Controls segment gross margin as a percentage of sales was 32.3% and 36.2% for fiscal 2015 and 2014, respectively.  Segment gross margin was $234.9 million compared with $241.8 million in the prior-year period.  The decrease in gross margin reflected a $15 million decrease on sales of avionics systems, an $8 million decrease on sales of control and communication systems, and a $3 million decrease on sales of interface technologies.  The decrease in avionics systems gross margin was mainly due to lower sales volumes of $8 million, a $1 million inventory write-off due to the uncertainty over a specific cockpit integration program, and a $2 million estimate-at-completion adjustment due to development program realignments.  Additionally, gross margin was impacted by the effect of foreign currencies and the settlement of forward contracts of $5 million.  The decrease in control and communication systems was mainly due to lower sales volumes and mix of $4 million and higher manufacturing costs of $4 million.  The decrease in interface technologies gross margin was mainly due to sales mix.  These decreases were partially offset by incremental gross profit from the DAT acquisition of $19 million.  DAT gross profit included the effect of shipping acquired inventory valued at fair value at acquisition.  A fair value adjustment of $7 million lowered incremental gross profit from DAT from $26 million to $19 million.

Sensors & Systems segment gross margin was 34.9% and 33.7% for fiscal 2015 and 2014, respectively.  Segment gross profit was $221.2 million and $232.4 million for fiscal 2015 and 2014, respectively.  The decrease in gross margin mainly reflected a $10 million decrease on sales of connection technologies, and a $2 million decrease on sales of advanced sensors, partially offset by a $1 million increase on sales of power systems.  The decrease in connection technologies gross margin was due to lower sales volumes of $4 million and the effects of weakening foreign currencies of $8 million, partially offset by incremental gross margin from the Sunbank acquisition.  The decrease in advanced sensors gross margin was due to the effect of weakening foreign currencies and the settlement of forward contracts of $4 million and higher cost initiative expense of $2 million, partially offset by higher sales volume and mix.  The increase in gross margin of power systems was due to higher sales volume and mix of $5 million and lower manufacturing expense of $2 million, partially offset by the effect of weakening foreign currencies of $7 million.

Advanced Materials segment gross margin was 32.2% and 34.0% for fiscal 2015 and 2014, respectively.  Segment gross profit was $133.3 million and $150.4 million for fiscal 2015 and 2014, respectively.  The decrease in segment gross margin principally reflected lower gross margin on sales of engineered materials of $17 million, mainly due lower sales volume and mix of $3 million, a lower recovery of fixed costs of $4 million and higher operating expenses of $7 million due mainly to manufacturing inefficiencies and the effects of weakening foreign currencies of $3 million.  Defense technologies gross margin was even with prior-year period.  The impact of lower sales volumes of $4 million was offset by lower manufacturing costs from our cost initiative project.

Selling, general and administrative expenses (which include corporate expenses) totaled $346.8 million, or 19.5% of sales, and $324.0 million, or 18.0% of sales, for fiscal 2015 and 2014, respectively.  The increase in selling, general and administrative expense reflected incremental selling, general and administrative expenses from the DAT acquisition of $24.9 million and increased corporate expenses of $13.9 million, partially offset by a decrease in segment selling, general and administrative expense.  The increase in corporate expense was mainly due to higher compliance expense and $3.5 million in higher pension costs due to our settlement with vested terminated pension plan participants.  These increases in corporate expense were partially offset by a $9 million reduction in incentive compensation.  The decrease in segment selling, general and administrative expense reflected the effect of translating selling, general and administrative expenses denominated in non-U.S. functional currencies to the U.S. dollar of $19.0 million and a decrease in segment incentive compensation expense of $4.3 million.  These decreases were partially offset by a $2.1 million write-off of fixed assets associated with an avionics systems program and mainly higher compliance expense.

In fiscal 2014, we offered vested terminated participants of our U.S. pension plan a one-time opportunity to elect a lump-sum payment from the plan in lieu of a lifetime annuity.  In the first fiscal quarter of 2015, we made $16.6 million in lump-sum payments to vested terminated pension plan participants from the plan, which resulted in an actuarial settlement charge of $3.5 million.

Total restructuring expenses were $11.7 million, or 0.7% of sales, in fiscal 2015, of which $6.6 million is reported separately as restructuring expenses and $5.1 million is included in cost of goods sold.  Total restructuring expenses were $17.4 million, or 1.0% of sales, in fiscal 2014, of which $12.1 million is reported separately as restructuring expenses and $5.3 million is included in cost of goods sold.

Research, development and engineering spending was $91.5 million, or 5.2% of sales, for fiscal 2015 compared with $88.7 million, or 4.9% of sales, for fiscal 2014.  The increase in research, development and engineering spending reflects incremental research, development and engineering expense from the DAT acquisition of $10.5 million, partially offset by lower spending on control and communication systems developments.  Fiscal 2016 research, development and engineering spending is expected to be approximately 5% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for fiscal 2015 totaled $218.6 million, or 12.3% of sales, compared with $260.3 million, or 14.5% of sales, for fiscal 2014.  Excluding restructuring expenses of $11.7 million, segment earnings were $230.4 million, or 13.0% of sales, for fiscal 2015.  Excluding restructuring expenses of $17.4 million, segment earnings were $277.8 million, or 15.4% of sales, for fiscal 2014.

Avionics & Controls segment earnings were $65.9 million, or 9.1% of sales, in fiscal 2015 compared with $92.2 million, or 13.8% of sales, in fiscal 2014, mainly reflecting a $5 million decrease in avionics systems, a $16 million incremental loss from the DAT acquisition, and a $5 million decrease in control and communication systems earnings.  The decrease in avionics systems earnings mainly reflected lower gross margin as explained above, partially offset by an $8 million decrease in selling, general and administrative expense and a $1 million decrease in research, development and engineering.  The decrease in avionics systems selling, general and administrative expense was mainly due to gains on monetary assets and translation gains and lower restructuring expenses.  The decrease in earnings from sales of control and communication systems principally reflected lower gross margin as explained above, partially offset by lower research, engineering and development expense and selling, general and administrative expenses.  Segment restructuring expenses were $0.7 million and $5.1 million in fiscal 2015 and 2014, respectively.  The effect of foreign currencies and settlement of forward contracts on segment earnings had a favorable $2 million impact in fiscal 2015 compared with the prior-year period.

Sensors & Systems segment earnings were $71.8 million, or 11.3% of sales, in fiscal 2015 compared with $73.7 million, or 10.7% of sales, in fiscal 2014, reflecting a $10 million decrease in gross margin on sales of connection technologies as described above, substantially offset by lower selling, general and administrative expenses due to foreign currency translation gains.  Additionally, segment restructuring expenses were $7.1 million and $6.8 million in fiscal 2015 and 2014, respectively.  The effect of foreign currencies and settlement of forward contracts on segment earnings had an unfavorable $3 million impact in fiscal 2015 compared with the prior-year period.

Advanced Materials segment earnings were $81.0 million, or 19.6% of sales, for fiscal 2015 compared with $94.5 million, or 21.3% of sales, for fiscal 2014, primarily reflecting lower earnings from sales of engineered materials.  Earnings from sales of defense technologies improved mainly due to lower restructuring expense.  Segment restructuring expense was $2.8 million and $4.9 million in fiscal 2015 and 2014, respectively.  The effect of foreign currencies and settlement of forward contracts on segment earnings had an unfavorable $2 million impact in fiscal 2015 compared with the prior-year period.

Interest expense was $30.1 million during fiscal 2015, compared with $30.0 million in the prior-year period.

The income tax rates were 16.3% and 21.0% for fiscal 2015 and 2014, respectively.  The income tax rate was lower than the statutory rate, as both years benefited from various tax credits and certain foreign interest expense deductions.  During fiscal 2015, we recognized $1 million of discrete tax benefits principally related to the following items.  The first item was a $1.5 million tax benefit due to the retroactive extension of the U.S. federal research and experimentation credits.  The second item was a $1.2 million tax benefit due to the release of reserves upon the expiration of a statute of limitations.  The third item was a $1.7 million tax expense due to the income tax return to provision adjustments.  During fiscal 2014, we recognized $1.6 million of discrete tax benefits principally related to the following items.  The first item was a $0.9 million tax benefit due to the release of reserves upon the expiration of a statute of limitations.  The second item consisted of income tax return to provision adjustments of $0.7 million.

We expect the income tax rate to be approximately 22% in fiscal 2016.

It is reasonably possible that within the next twelve months approximately $0.9 million of tax benefits associated with research and experimentation tax credits, capital and operating losses that are currently unrecognized could be recognized as a result of settlement of examinations and/or expiration of a statute of limitations.

New orders for fiscal 2015 were $1.9 billion compared with $1.8 billion for fiscal 2014.  Orders by segment for fiscal 2015 increased for our Avionics & Controls segment compared to the prior-year period due to the acquisition of DAT.  Orders for

Sensors & Systems and Advanced Materials decreased compared to the prior-year period mainly due to the effects of foreign currency and the timing of receiving orders.  Backlog at October 2, 2015, was $1.2 billion compared with $1.1 billion at October 31, 2014.  Approximately $300 million is scheduled to be delivered after fiscal 2016.  Backlog is subject to cancellation until delivery.

Fiscal 2014 Compared with Fiscal 2013

Sales for fiscal 2014 increased 8.7% over the prior year. Sales by segment were as follows:

	Increase (Decrease)
In Thousands	From Prior Year	2014	2013

Avionics & Controls	6.9%	$766,838	$717,656
Sensors & Systems	14.1%	771,369	676,331
Advanced Materials	3.9%	491,264	472,672
Total Net Sales		$2,029,471	$1,866,659

The 6.9% increase in Avionics & Controls sales mainly reflected increased sales volumes of control and communication systems of $21 million and interface technologies of $30 million.  The increase in control and communication systems sales mainly reflected increased sales volumes of control panels and switches of $15 million for OEM commercial aviation applications.  Additionally, the increase reflected higher sales volumes of communication systems to enhance security and aural clarity in military communication applications of $10 million.  The increase in interface technologies sales reflected higher gaming sales.

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

Overall, gross margin as a percentage of sales was 35.2% and 37.4% in fiscal 2014 and 2013, respectively.  Gross profit was $714.7 million and $698.0 million in fiscal 2014 and 2013, respectively.  Gross margin was impacted by restructuring expense of $6.7 million, or 0.3% of sales, in fiscal 2014.

Avionics & Controls segment gross margin was 37.3% and 38.9% for fiscal 2014 and 2013, respectively.  Segment gross profit was $286.1 million compared with $279.2 million in the prior-year period.  The increase reflected increased gross profit on higher gaming sales.  The decrease in segment gross margin as a percentage of sales reflected lower margins on sales of control panels, displays and cockpit control devices due to lower spare sales, product mix and a decreased recovery of fixed overhead due to lower sales of cockpit control devices.

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

Advanced Materials segment gross margin was 33.9% and 34.8% for fiscal 2014 and 2013, respectively.  Segment gross profit was $166.4 million and $164.4 million for fiscal 2014 and 2013, respectively.  The increase in gross profit was principally due to higher sales of elastomer materials primarily for defense applications, partially offset by a $19 million reduction in gross profit on sales of defense technologies.  The decrease in defense technologies gross profit reflected lower sales of combustible ordnance and flare countermeasures.  The decrease in gross margin as a percent of sales was mainly due to lower first pass yields on the production of flare countermeasure devices.

Selling, general and administrative expenses (which include corporate expenses) decreased to $361.2 million, or 17.8% of sales, in fiscal 2014 compared with $364.1 million, or 19.5% of sales, in fiscal 2013.  The $3.0 million decrease in selling, general and administrative expenses mainly reflects a $7.7 million decrease in segment expense (excluding $12.8 million in restructuring expense), partially offset by a $5.3 million increase in corporate expense.   The decrease in segment expense principally reflects a $10.9 million decrease in pension expense, partially offset by incremental selling, general and administrative expense from the acquisition of Sunbank.  The increase in corporate expense reflects higher compliance expense and acquisition expense, partially offset by the $10 million charge for the DDTC matter in the prior-year period.

Research, development and related engineering spending increased to $97.6 million, or 4.8% of sales, in fiscal 2014 compared with $89.0 million, or 4.8% of sales, in fiscal 2013.  The increase in research, development and engineering spending principally reflects higher spending on avionics systems, power systems and advanced sensors.

Segment earnings for fiscal 2014 were $310.6 million, or 15.3% of sales, compared with $305.9 million, or 16.4% of sales, for fiscal 2013.  Excluding restructuring expenses of $20.3 million, segment earnings were $330.9 million, or 16.3% of sales, for fiscal 2014.  Segment earnings in fiscal 2013 were impacted by the $3.5 million impairment charge against goodwill of Racal Acoustics.

Avionics & Controls segment earnings were $119.6 million, or 15.6% of sales, in fiscal 2014 compared with $108.2 million, or 15.1% of sales, in fiscal 2013.  The $11.4 million increase in segment earnings reflected a $9 million increase in control and communication earnings.  The increase in control and communication earnings was due to a $3 million improvement in operating results on sales of communication systems to enhance security and aural clarity in military communication applications and increased earnings on sales of secure communication devices.  The prior-year period was impacted by a $3.5 million goodwill impairment of Racal Acoustics, which was substantially offset by a $2.3 million gain on the sale of a product line and certain contractual recoveries of non-recurring engineering expense.  In addition, earnings from sales of interface technologies increased $4 million on higher gaming sales.  Segment earnings were partially offset by a $2 million decrease in earnings on sales of avionics systems.  Avionics systems earnings were impacted by $4 million in restructuring charges, net of $1 million in savings, a $5 million increase in the estimate at completion expense for certain long-term contracts, and a $4 million increase in research, development and engineering, all of which was partially offset by favorable foreign currency exchange gains and government development credits.

Sensors & Systems segment earnings were $86.1 million, or 11.2% of sales, in fiscal 2014 compared with $88.1 million, or 13.0% of sales, in fiscal 2013.  Sensors & Systems was impacted by lower earnings on sales of advanced sensors of $5 million, net of restructuring expenses of $3 million.  The decrease in advanced sensors reflected lower aftermarket sales, partially offset by a $1.7 million curtailment gain on a post-retirement health insurance plan.  Power systems earnings increased $4 million, net of $2 million in restructuring charges.  The increase in power systems earnings was due to higher sales for commercial aviation.

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

The income tax rate for fiscal 2014 was 20.9% compared with 16.1% in fiscal 2013.  The tax rate was lower than the statutory rate, as both years benefited from various tax credits and certain foreign interest expense deductions.  During fiscal 2014, we recognized $1.6 million of discrete tax benefits principally related to the following items.  The first item was a $0.9 million tax benefit related to the release of tax reserves due to the expiration of a statute of limitations.  The second item consisted of income tax return to provision adjustments of $0.7 million.  During fiscal 2013, we recognized $11.6 million of discrete tax benefits principally related to the following items.  The first item was approximately $1.2 million of tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits.  The second item was approximately $2.1 million of tax benefits related to the settlement of U.S. and foreign tax examinations.  The third item was a $4.9 million tax benefit related to the release of tax reserves due to the expiration of a statute of limitations.  The fourth item was a

$3.4 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.

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

Liquidity and Capital Resources

Working Capital and Statement of Cash Flows

Cash and cash equivalents at the end of fiscal 2015 totaled $191.4 million, a decrease of $46.8 million from October 31, 2014.  Net working capital decreased to $718.0 million at the end of fiscal 2015 from $761.4 million at the end of the prior year.

Cash flows from operating activities were $144.3 million and $161.9 million in fiscal 2015 and 2014, respectively.  The decrease principally reflected lower net earnings partially offset by lower payments for inventory, interest, pension plan contributions and income taxes.  Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expense.

Cash flows used by investing activities were $173.6 million and $84.4 million in fiscal 2015 and 2014, respectively.  Cash flows used by investing activities in fiscal 2015 reflected cash paid for an acquisition of $156.0 million, net of cash acquired, and capital expenditures of $49.3 million, partially offset by proceeds from the sale of discontinued operations of $30.2 million.  Cash flows used by investing activities in fiscal 2014 reflected cash paid for an acquisition of $44.7 million, net cash acquired, and capital expenditures of $39.6 million.

Cash flows provided by financing activities were $1.0 million in fiscal 2015.  Cash flows used by financing activities were $36.6 million in fiscal 2014.  Cash flows provided by financing activities in fiscal 2015 primarily reflected $465.0 million in proceeds from our credit facilities, $356.5 million in proceeds from issuance of the 2023 Notes, $250.0 million in proceeds from the issuance of the U.S. Term Loan, due 2020, and $14.1 million from the issuance of common stock under our employee stock plans, partially offset by $259.5 million in shares repurchased, $821.8 million in debt repayment, and $8.3 million of debt issuance costs.  Cash flows used by financing activities in fiscal 2014 primarily reflected proceeds from our credit facilities of $25.0 million, proceeds provided by stock issuance from employee stock plans of $28.7 million, repayment of long-term debt and credit facilities of $78.8 million, and $20.5 million in shares repurchased.

Capital Expenditures

Net property, plant and equipment was $309.4 million at the end of fiscal 2015 compared with $319.3 million at October 31, 2014.  Capital expenditures for fiscal 2015 and 2014 were $49.3 million and $39.6 million, respectively (excluding acquisitions), and included facilities, machinery, equipment and enhancements to information technology systems.  Capital expenditures are anticipated to approximate $70.0 million for fiscal 2016.  We will continue to support expansion through investments in infrastructure including machinery, equipment, and information systems.

Acquisitions

On January 31, 2015, we acquired the defense, aerospace and training display (DAT) business of Belgium-based Barco N.V. (Barco) for €150 million, or approximately $171 million, in cash before a working capital adjustment of approximately $15 million.  The working capital adjustment decreased the purchase price and was received in the fourth quarter of fiscal 2015.  We incurred a $2.9 million foreign currency exchange loss in the funding of the acquisition in the first quarter of fiscal 2015.  Acquisition related costs of $3.4 million have been recognized as selling, general and administrative expense.  We financed the acquisition primarily using international cash reserves, with the balance funded by borrowings under its existing credit facility.  The DAT business develops and manufactures visualization solutions for a variety of demanding defense and commercial aerospace applications and is included in our Avionics & Controls segment.

On December 20, 2013, we acquired Sunbank Family of Companies, LLC (Sunbank) for approximately $51.7 million.  The purchase price included $5 million in contingent consideration based upon achievement of certain sales levels over a two-year period.  We paid the first installment of $1.3 million in the third fiscal quarter of 2015.  Sunbank is a manufacturer of electrical cable accessories, connectors and flexible conduit systems.  Sunbank is included in the Sensors & Systems segment.

Debt Financing

Total debt increased $258.9 million from the prior year to approximately $881.4 million at the end of fiscal 2015.  Total debt outstanding at the end of fiscal 2015 consisted of $250.0 million of U.S. Term Loan, due 2020, $370.1 million (€330.0 million) of the 2023 Notes, $160.0 million in borrowings under our secured credit facility, $43.3 million government refundable advances, $57.9 million under capital lease obligations, and $0.1 million in various foreign currency debt agreements and other debt agreements.

U.S. Credit Facility

On April 9, 2015, we amended the secured credit facility to extend the expiration to April 9, 2020, increase the revolving credit facility to $500 million, and provide for a delayed-draw term loan facility of $250 million.  The credit facility is secured by substantially all of the Company’s assets and interest is based on standard inter-bank offering rates.  The interest rate ranges from LIBOR plus 1.25% to LIBOR plus 2.00%, depending on the leverage ratios at the time the funds are drawn.  At October 2, 2015, we had $160.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.50%, which equaled 1.71%.  An additional $50.6 million of unsecured foreign currency credit facilities have been extended by foreign banks for a total of $550.6 million available companywide.  Available credit under the above credit facilities was $370.2 million at fiscal 2015 year end, when reduced by outstanding borrowings of $160.0 million and letters of credit of $20.4 million.

U.S. Term Loan, due July 2016

In April 2013, we amended the secured credit facility to provide for a $175.0 million term loan (U.S. Term Loan, due 2016).  On April 8, 2015, we paid off the $175 million U.S. Term Loan, due 2016.  In connection with the redemption, we wrote off $0.3 million in unamortized debt issuance costs as a loss on extinguishment of debt in the second quarter of fiscal 2015.

U.S. Term Loan, due April 2020

On August 3, 2015, we borrowed $250 million under the delayed-draw term loan provided for under the amended credit facility (U.S. Term Loan, due 2020).  The interest rate on the U.S. Term Loan, due 2020, ranges from LIBOR plus 1.25% to LIBOR plus 2.00%, depending on the leverage ratios at the time the funds are drawn.  At October 2, 2015, the interest rate was LIBOR plus 1.5%, which equaled 1.71%.  The loan amortizes at 1.25% of the original principal balance quarterly through March 2020, with the remaining balance due in April 2020.

7% Senior Notes, due August 2020

In August 2010, we issued $250.0 million in 7% Senior Notes due August 2020 (2020 Notes), requiring semi-annual interest payments in March and September of each year until maturity.

On August 4, 2015, the proceeds from the U.S. Term Loan, due 2020, were used to redeem all of the 2020 Notes.  In connection with the redemption, we incurred an $8.75 million redemption premium and wrote off $2.4 million in unamortized debt issuance costs as a loss on extinguishment of debt in the fourth quarter of fiscal 2015.

3.625% Senior Notes, due April 2023

In April 2015, we issued €330.0 million in 3.625% Senior Notes due April 2023 (2023 Notes), requiring semi-annual interest payments in April and October of each year until maturity.  The net proceeds from the sale of the notes, after deducting $5.7 million of debt issuance costs, were $350.8 million.  The 2023 Notes are general unsecured senior obligations of the Company.  The 2023 Notes are unconditionally guaranteed on a senior basis by the Company and certain subsidiaries of the Company that are guarantors under the Company’s existing secured credit facility.  The 2023 Notes are subject to redemption at the option of the Company at any time prior to April 15, 2018, at a price equal to 100% of the principal amount, plus any accrued interest to the date of redemption and a make-whole provision.  The Company may also redeem up to 35% of the 2023 Notes before April 15, 2018, with the net cash proceeds from equity offerings.  The 2023 Notes are also subject to redemption at the option of the Company, in whole or in part, on or after April 15, 2018, at redemption prices starting at 102.719% of the principal amount plus accrued interest during the period beginning April 15, 2018, and declining annually to 100% of principal and accrued interest on or after April 15, 2021.

We believe cash on hand, funds generated from operations and other available debt facilities are sufficient to fund operating cash requirements and capital expenditures through fiscal 2016.  We believe we will have adequate access to capital markets to fund future acquisitions.

Share Repurchase Program

On June 19, 2014, our board of directors approved a share repurchase program and authorized the repurchase of up to $200 million of outstanding shares of common stock.  In March 2015, our board of directors authorized an additional $200 million for repurchase of outstanding shares of common stock under the program.  Under the program, the Company is authorized to repurchase up to $400 million of the outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  During fiscal 2014 we repurchased 269,228 shares under this program at an average price paid per share of $112.40, for an aggregate purchase price of $30.3 million.  During fiscal 2015, we repurchased 2,562,122 shares under this program at an average price paid per share of $101.29, for an aggregate purchase price of $259.5 million.

Permanent Investment of Undistributed Earnings of Foreign Subsidiaries

Our non-U.S. subsidiaries have $171.7 million in cash and cash equivalents at October 2, 2015.  Cash and cash equivalents at our U.S. parent and subsidiaries aggregated $19.7 million at October 2, 2015, and cash flow from these operations and credit facilities are sufficient to fund working capital, capital expenditures, acquisitions and debt repayments of our domestic operations.  We have available credit to our U.S. parent and subsidiaries of $319.6 million on our U.S. secured credit facility.  The earnings of our non-U.S. subsidiaries are considered to be indefinitely invested, and accordingly, no provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries.  The amount of the unrecognized deferred income tax liability for temporary differences related to investments in foreign subsidiaries is not practical to determine because of the complexities regarding the calculation of unremitted earnings and the potential for tax credits.

Government Refundable Advances

Government refundable advances consist of payments received from the Canadian government to assist in the research and development related to commercial aviation.  These advances totaled $43.3 million and $51.9 million at October 2, 2015, and October 31, 2014, respectively.  The repayment of the advances is based on year-over-year commercial aviation revenue growth at CMC Electronics, Inc. (CMC) beginning in 2014.  Imputed interest on the advances was 3.4% at October 2, 2015.

Pension and Other Post-Retirement Benefit Obligations

Our pension plans principally include a U.S. pension plan maintained by Esterline, Non-U.S. plans maintained by CMC, and Other Non-U.S. plans.  Our principal post-retirement plans include non-U.S. plans maintained by CMC, which are non-contributory health care and life insurance plans.

We account for pension expense using the end of the fiscal year as our measurement date, and we make actuarially computed contributions to our pension plans as necessary to adequately fund benefits.  Our funding policy is consistent with the minimum funding requirements of ERISA.  In fiscal 2015 and 2014, operating cash flow included $9.2 million and $23.5 million, respectively, of cash funding to these pension plans.  There is no funding requirement for fiscal 2016 for the U.S. pension plans maintained by Esterline.  We expect pension funding requirements for the CMC plans and other non-U.S. plans to be approximately $6.7 million in fiscal 2016.  The rate of increase in future compensation levels is consistent with our historical experience and salary administration policies.  The expected long-term rate of return on plan assets is based on long-term target asset allocations of 70% equity and 30% fixed income.  We periodically review allocations of plan assets by investment type and evaluate external sources of information regarding long-term historical returns and expected future returns for each investment type, and accordingly, believe a 3.25% to 8.0% assumed long-term rate of return on plan assets is appropriate for the pension plans.  Current allocations are consistent with the long-term targets.

We made the following assumptions with respect to our Esterline pension obligation in fiscal 2015 and 2014:

	2015	2014
Principal assumptions as of fiscal year end:
Discount rate	4.40%	4.25%
Rate of increase in future compensation levels	4.22%	4.21%
Assumed long-term rate of return on plan assets	7.00%	7.00%

We made the following assumptions with respect to our CMC pension obligation in fiscal 2015 and 2014:

	2015	2014
Principal assumptions as of fiscal year end:
Discount rate	4.00%	4.10%
Rate of increase in future compensation levels	3.00%	3.00%
Assumed long-term rate of return on plan assets	5.70%	6.35%

We made the following assumptions with respect to our Other Non-U.S. pension obligations in fiscal 2015 and 2014:

	2015	2014
Principal assumptions as of fiscal year end:
Discount rate	1.80 - 8.25%	2.00 - 8.75%
Rate of increase in future compensation levels	4.50 - 8.90%	4.50 - 8.83%
Assumed long-term rate of return on plan assets	3.25 - 8.00%	3.25 - 8.00%

We use a discount rate for expected returns that is a spot rate developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments.  Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points in fiscal 2015, pension liabilities in total would have decreased $13.2 million or increased $13.8 million, respectively.  If all other assumptions are held constant, the estimated effect on fiscal 2015 pension expense from a hypothetical 25 basis points increase or decrease in both the discount rate and expected long-term rate of return on plan assets would not have a material effect on our pension expense.

We made the following assumptions with respect to our Esterline post-retirement obligation in fiscal 2015 and 2014:

	2015	2014
Principal assumptions as of fiscal year end:
Discount rate	4.40%	4.25%
Initial weighted average health care trend rate	6.00%	6.00%
Ultimate weighted average health care trend rate	6.00%	6.00%

We made the following assumptions with respect to our CMC post-retirement obligation in fiscal 2015 and 2014:

	2015	2014
Principal assumptions as of fiscal year end:
Discount rate	4.00%	4.10%
Initial weighted average health care trend rate	3.70%	6.20%
Ultimate weighted average health care trend rate	3.10%	4.20%

The assumed health care trend rate has a significant impact on our post-retirement benefit obligations.  Our health care trend rate was based on the experience of our plan and expectations for the future.  A 100 basis points increase in the health care trend rate would increase our post-retirement benefit obligation by $1.3 million at October 2, 2015.  A 100 basis points decrease in the health care trend rate would decrease our post-retirement benefit obligation by $1.2 million at October 2, 2015.  Assuming all other assumptions are held constant, the estimated effect on fiscal 2015 post-retirement benefit expense from a hypothetical 100 basis points increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

Research and Development Expense

For the three years ended October 2, 2015, research and development expense has averaged 4.9% of sales.  We estimate that research and development expense in fiscal 2016 will be about 5.0% of sales for the full year.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of fiscal year end.  Liabilities for income taxes were excluded from the table, as we are not able to make a reasonably reliable estimate of the amount and period of related future payments.

In Thousands		Less than	1‒3	4‒5	After 5
	Total	1 year	years	years	years

Long-term debt [1]	$948,021	$18,165	$35,970	$383,751	$510,135
Interest obligations	100,613	13,415	26,830	26,830	33,538
Operating lease obligations	55,412	14,960	19,650	11,906	8,896
Purchase obligations	672,166	626,777	34,320	11,069	-
Total contractual obligations	$1,776,212	$673,317	$116,770	$433,556	$552,569

[1]	Includes $66.6 million representing interest on capital lease obligations.

Seasonality

The timing of our revenues is impacted by the purchasing patterns of our customers and, as a result, we do not generate revenues evenly throughout the year.  Moreover, our first fiscal quarter, November through January, includes significant holiday vacation periods in both Europe and North America.  This leads to decreased order and shipment activity; consequently, first quarter results are typically weaker than other quarters and not necessarily indicative of our performance in subsequent quarters. We changed our fiscal year to the twelve months ended the last Friday of September to better align with the aerospace industry’s business cycle.

Disclosures About Market Risk

Interest Rate Risks

Our debt includes fixed rate and variable rate obligations at October 2, 2015.  We are not subject to interest rate risk on the fixed rate obligations.  We are subject to interest rate risk on the U.S. Term Loan and U.S. credit facility.  For long-term debt, the table presents principal cash flows and the related weighted-average interest rates by contractual maturities.

A hypothetical 10% increase or decrease in average market rates would not have a material effect on our pretax income.

In Thousands	Long-Term Debt ‒ Variable Rate
	Principal	Average
	Amount	Rates [1]
Maturing in:

2016	$12,500	*
2017	12,500	*
2018	12,500	*
2019	12,500	*
2020	360,000	*
2021 and thereafter	-	*
Total	$410,000

Fair value at 10/2/2015

[1]

Borrowings under the U.S. Term Loan bear interest at a rate equal to either: (a) the LIBOR rate plus 1.50% or (b) the “Base Rate” (defined as the higher of Wells Fargo Bank, National Association’s prime rate and the Federal funds rate plus 0.50%).

Currency Risks

We own significant operations in Canada, France and the United Kingdom.  To the extent that sales are transacted in a foreign currency, we are subject to foreign currency fluctuation risk.  Furthermore, we have assets denominated in foreign currencies that are not offset by liabilities in such foreign currencies.  At October 2, 2015, we had the following monetary assets subject to foreign currency fluctuation risk: U.S. dollar-denominated backlog with customers whose functional currency is other than the U.S. dollar; U.S. dollar-denominated accounts receivable and payable; and certain forward contracts, which are not accounted for as a cash flow hedge.  The foreign exchange rate for the dollar relative to the euro increased to 0.892 at October 2, 2015, from 0.799 at October 31, 2014; the dollar relative to the U.K. pound increased to 0.659 from 0.625; and the dollar relative to the Canadian dollar increased to 1.315 from 1.127.  Foreign currency transactions affecting monetary assets, forward contracts and backlog resulted in a $1.3 million loss in fiscal 2015, a $0.9 million gain in fiscal 2014, and a $1.7 million loss in fiscal 2013.

Our policy is to hedge a portion of our forecasted transactions using forward exchange contracts.  The Company does not enter into any forward contracts for trading purposes.  At October 2, 2015, and October 31, 2014, the notional value of foreign currency forward contracts was $403.4 million and $397.9 million, respectively.  The net fair value of these contracts was a $25.4 million liability and a $17.7 million liability at October 2, 2015, and October 31, 2014, respectively.  If the U.S. dollar increased by a hypothetical 5%, the effect on the fair value of the foreign currency contracts at October 2, 2015, would be a decrease in the net liability of $19.2 million.  If the U.S. dollar decreased by a hypothetical 5%, the effect on the fair value of the foreign currency contracts would be an increase in net liability of $21.3 million.

The following tables provide information about our significant derivative financial instruments, including foreign currency forward exchange agreements and certain firmly committed sales transactions denominated in currencies other than the functional currency at October 2, 2015, and October 31, 2014.  The information about certain firmly committed sales contracts and derivative financial instruments is in U.S. dollar equivalents.  For forward foreign currency exchange agreements, the following tables present the notional amounts at the current exchange rate and weighted-average contractual foreign currency exchange rates by contractual maturity dates.

Firmly Committed Sales Contracts

Operations with Foreign Functional Currency

At October 2, 2015

Principal Amount by Expected Maturity

In Thousands	Firmly Committed Sales Contracts in United States Dollar
Fiscal Years	Canadian Dollar	Euro	U.K. Pound

2016	$111,192	$105,213	$32,949
2017	25,152	20,663	8,106
2018	10,583	4,566	318
2019	4,311	2,597	-
2020 and thereafter	3,279	1,447	-
Total	$154,517	$134,486	$41,373

Derivative Contracts

Operations with Foreign Functional Currency

At October 2, 2015

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Euro

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2016	$93,585	1.131
2017	4,500	1.121
Total	$98,085

Fair value at 10/2/2015	$(336)

[1]	The Company has no derivative contracts maturing after fiscal 2017.

Derivative Contracts

Operations with Foreign Functional Currency

At October 2, 2015

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for U.K. Pound

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2016	$60,673	1.570
2017	41,475	1.546
Total	$102,148

Fair value at 10/2/2015	$(2,777)

[1]	The Company has no derivative contracts maturing after fiscal 2017.

Derivative Contracts

Operations with Foreign Functional Currency

At October 2, 2015

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Canadian Dollar

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2016	$121,600	0.881
2017	79,600	0.814
Total	$201,200

Fair value at 10/2/2015	$(22,296)

[1]	The Company has no derivative contracts maturing after fiscal 2017.

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

As we have grown through acquisitions, we have accumulated $1.0 billion of goodwill and $39.4 million of indefinite-lived intangible assets out of total assets of $3.0 billion at October 2, 2015.  The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

We performed our annual impairment review for fiscal 2015 as of August 1, 2015, and our Step One analysis indicates that no impairment of goodwill or other indefinite-lived assets exists at any of our reporting units.

The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles.  In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows.

We used available market data and a discounted cash flow analysis in completing our 2015 annual impairment test.  We believe that our cash flow estimates are reasonable based upon the historical cash flows and future operating and strategic plans of our reporting units.  In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions.  The fair value of all our reporting units exceeds its book value by greater than 24%. A 0.5% change in the discount rate used in the cash flow analysis would result in a change in the fair value of our other reporting units of approximately $142.4 million.  A 0.5% change in the growth rate assumed in the calculation of the terminal value of cash flows would result in a change in the fair value of our other reporting units by $95.3 million.  None of these changes would have resulted in any of our other reporting units being impaired.

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

As we have grown through acquisitions, we have accumulated $412.7 million of definite-lived intangible assets.  The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

Assets Held for Sale

Assets held for sale are to be reported at the lower of its carrying amount or fair value less cost to sell. Judgment is required in estimating the sales price of assets held for sale and the time required to sell the assets. These estimates are based upon available market data and operating cash flows of the assets held for sale.

As more fully described in Note 16 of the consolidated financial statements, in September 2014, the Company’s board of directors approved a plan to sell certain non-core business units including Eclipse Electronic Systems, Inc., Wallop Defence Systems, Ltd., Pacific Aerospace and Electronics Inc., and a small distribution business.  As a result, we recorded a $49.5 million after-tax loss in fiscal 2014 on assets held for sale in discontinued operations. During the fourth quarter of fiscal 2015, we approved a plan to sell a small manufacturing business included in our Avionics & Controls segment, which is reported as discontinued operations in all periods presented.  During fiscal 2015, we recorded a $31.2 million after-tax loss on assets held for sale in discontinued operations.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Statement of Operations

In Thousands, Except Per Share Amounts

	Eleven Months Ended		Twelve Months Ended
	2015	2014	2014	2013
		(Unaudited)

Net Sales	$1,774,449	$1,801,127	$2,029,471	$1,866,659
Cost of Sales	1,185,056	1,176,413	1,314,762	1,168,632
	589,393	624,714	714,709	698,027
Expenses
Selling, general & administrative	346,781	323,957	361,190	364,149
Research, development and engineering	91,491	88,656	97,591	88,982
Restructuring charges	6,639	12,103	13,642	-
Gain on sale of product line	-	-	-	(2,264)
Goodwill impairment	-	-	-	3,454
Other income	(12,503)	-	-	-
Total Expenses	432,408	424,716	472,423	454,321

Operating Earnings from Continuing Operations	156,985	199,998	242,286	243,706
Interest Income	(578)	(501)	(555)	(535)
Interest Expense	30,090	29,986	33,010	39,637
Loss on Extinguishment of Debt	11,451	533	533	946

Earnings from Continuing Operations Before Income Taxes	116,022	169,980	209,298	203,658
Income Tax Expense	18,956	35,759	43,716	32,803
Earnings from Continuing Operations Including Noncontrolling Interests	97,066	134,221	165,582	170,855

Earnings Attributable to Noncontrolling Interests	(401)	(527)	(553)	(1,730)
Earnings from Continuing Operations Attributable to Esterline, Net of Tax	96,665	133,694	165,029	169,125

Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(37,053)	(59,240)	(62,611)	(4,391)

Net Earnings Attributable to Esterline	$59,612	$74,454	$102,418	$164,734

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$3.15	$4.20	$5.19	$5.42
Discontinued operations	(1.21)	(1.86)	(1.97)	(0.14)
Earnings (Loss) Per Share Attributable to Esterline - Basic	$1.94	$2.34	$3.22	$5.28

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$3.10	$4.12	$5.09	$5.33
Discontinued operations	(1.19)	(1.83)	(1.93)	(0.14)
Earnings (Loss) Per Share Attributable to Esterline - Diluted	$1.91	$2.29	$3.16	$5.19

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

In Thousands, Except Share and Per Share Amounts

As of October 2, 2015 and October 31, 2014	2015	2014

Assets

Current Assets
Cash and cash equivalents	$191,355	$238,144
Accounts receivable, net of allowances of $10,050 and $10,023	380,748	379,889
Inventories	446,768	433,595
Income tax refundable	12,575	5,266
Deferred income tax benefits	41,082	48,679
Prepaid expenses	23,008	20,336
Other current assets	5,427	2,149
Current assets of businesses held for sale	27,851	41,446
Total Current Assets	1,128,814	1,169,504

Property, Plant and Equipment
Land	28,361	29,940
Buildings	225,237	225,594
Machinery and equipment	475,719	465,926
	729,317	721,460
Accumulated depreciation	419,918	402,118
	309,399	319,342

Other Non-Current Assets
Goodwill	1,041,991	1,071,786
Intangibles, net	452,040	471,377
Debt issuance costs, net of accumulated amortization of $662 and $5,743	8,467	4,295
Deferred income tax benefits	28,979	71,307
Other assets	12,423	14,179
Non-current assets of businesses held for sale	24,917	71,677
Total Assets	$3,007,030	$3,193,467

See Notes to Consolidated Financial Statements.

As of October 2, 2015 and October 31, 2014	2015	2014

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable	$117,976	$115,284
Accrued liabilities	259,734	262,536
Current maturities of long-term debt	13,589	12,774
Deferred income tax liabilities	11	1,773
Federal and foreign income taxes	2,393	1,571
Current liabilities of businesses held for sale	17,106	14,191
Total Current Liabilities	410,809	408,129

Long-Term Liabilities
Credit facilities	160,000	100,000
Long-term debt, net of current maturities	707,786	509,720
Deferred income tax liabilities	73,849	149,165
Pension and post-retirement obligations	75,019	62,693
Other liabilities	29,367	46,884
Non-current liabilities of businesses held for sale	2,409	18,876

Shareholders' Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued 32,378,185 and 32,123,717 shares	6,476	6,425
Additional paid-in capital	682,479	655,723
Treasury stock at cost, repurchased 2,831,350 and 269,228 shares	(289,780)	(30,262)
Retained earnings	1,447,120	1,387,508
Accumulated other comprehensive loss	(308,828)	(131,577)
Total Esterline shareholders' equity	1,537,467	1,887,817
Noncontrolling interests	10,324	10,183
Total Shareholders' Equity	1,547,791	1,898,000
Total Liabilities and Shareholders' Equity	$3,007,030	$3,193,467

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows

In Thousands

	Eleven Months Ended		Twelve Months Ended
	2015	2014	2014	2013
		(Unaudited)

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$60,013	$74,981	$102,971	$166,464
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	90,575	112,849	116,027	112,132
Deferred income taxes	(17,976)	(14,704)	(14,893)	(21,812)
Share-based compensation	10,771	11,709	13,044	9,575
Loss (gain) on disposal of capital assets	-	3,174	3,174	(2,303)
Gain on release of non-income tax liability	(15,656)	-	-	-
Goodwill impairment	-	-	-	3,454
Loss on assets held for sale	31,154	49,472	49,472	-
Working capital changes, net of effect of acquisitions:
Accounts receivable	10,188	9,555	(17,375)	5,015
Inventories	(7,746)	(37,086)	(21,491)	(28,317)
Prepaid expenses	(4,268)	(3,618)	(3,237)	3,604
Other current assets	(3,567)	787	1,009	(1,558)
Accounts payable	(10,476)	(17,059)	1,341	9,008
Accrued liabilities	10,880	(4,991)	13,461	(3,120)
Federal and foreign income taxes	(12,821)	(9,875)	(11,175)	3,179
Other liabilities	8,994	(15,336)	(13,852)	(7,602)
Other, net	(5,770)	2,004	(2,112)	3,053
	144,295	161,862	216,364	250,772

Cash Flows Provided (Used) by Investing Activities
Purchase of capital assets	(49,341)	(39,638)	(45,678)	(55,335)
Proceeds from sale of discontinued operations	30,156	-	-	-
Proceeds from sale of capital assets	1,592	-	572	2,303
Acquisition of business, net of cash acquired	(155,975)	(44,745)	(44,745)	(40,689)
	(173,568)	(84,383)	(89,851)	(93,721)

	Eleven Months Ended		Twelve Months Ended
	2015	2014	2014	2013
		(Unaudited)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	14,063	28,705	31,215	22,854
Excess tax benefits from stock option exercises	1,973	6,450	7,090	2,961
Shares repurchased	(259,518)	(20,523)	(30,262)	-
Repayment of long-term credit facilities	(405,000)	(55,000)	(55,000)	(110,000)
Repayment of long-term debt	(416,827)	(23,800)	(35,810)	(235,428)
Proceeds from issuance of long-term credit facilities	465,000	25,000	25,000	175,000
Proceeds from issuance of long-term debt	606,532	-	-	-
Proceeds from government assistance	3,007	3,360	3,337	5,092
Dividends paid to noncontrolling interests	-	(780)	(778)	(1,048)
Debt and other issuance costs	(8,263)	-	-	(454)
	967	(36,588)	(55,208)	(141,023)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(18,483)	(6,818)	(12,339)	2,475
Net Increase (Decrease) in Cash and Cash Equivalents	(46,789)	34,073	58,966	18,503

Cash and Cash Equivalents - Beginning of Year	238,144	179,178	179,178	160,675
Cash and Cash Equivalents - End of Year	$191,355	$213,251	$238,144	$179,178

Supplemental Cash Flow Information:
Cash paid for interest	$26,638	$27,157	$28,593	$38,376
Cash paid for taxes	34,550	56,172	65,147	43,842

Supplemental Non-cash Investing and Financing Activities:
Capital asset and lease obligation additions	$-	$2,753	$2,753	$11,691

See Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders’ Equity,

Noncontrolling Interests and Comprehensive Income (Loss)

In Thousands, Except Per Share Amounts

	Eleven
	Months
	Ended	Twelve Months Ended
	2015	2014	2013

Common Stock, Par Value $.20 Per Share
Beginning of year	$6,425	$6,288	$6,174
Shares issued under employee stock plans	51	137	114
End of year	6,476	6,425	6,288

Additional Paid-in Capital
Beginning of year	655,723	604,511	569,235
Shares issued under employee stock plans	15,985	38,168	25,701
Share-based compensation expense	10,771	13,044	9,575
End of year	682,479	655,723	604,511

Treasury Stock
Beginning of year	(30,262)	-	-
Shares repurchased	(259,518)	(30,262)	-
End of year	(289,780)	(30,262)	-

Retained Earnings
Beginning of year	1,387,508	1,285,090	1,120,356
Net earnings	59,612	102,418	164,734
End of year	1,447,120	1,387,508	1,285,090

Accumulated Other Comprehensive Income (Loss)
Beginning of year	(131,577)	(22,284)	(85,284)
Change in fair value of derivative financial instruments, net of tax benefit of $2,147, $3,534 and $913	(6,616)	(8,793)	(3,119)
Change in pension and post-retirement obligations, net of tax benefit (expense) of $3,703, $2,041 and $(22,897)	(5,796)	(3,968)	42,994
Foreign currency translation adjustment	(164,839)	(96,532)	23,125
End of year	(308,828)	(131,577)	(22,284)

Noncontrolling Interests
Beginning of year	10,183	11,147	10,054
Net changes in equity attributable to noncontrolling interest	141	(964)	1,093
End of year	10,324	10,183	11,147
Total Shareholders' Equity	$1,547,791	$1,898,000	$1,884,752

Comprehensive Income (Loss)
Net earnings	$59,612	$102,418	$164,734
Change in fair value of derivative financial instruments, net of tax	(6,616)	(8,793)	(3,119)
Change in pension and post-retirement obligations, net of tax	(5,796)	(3,968)	42,994
Foreign currency translation adjustment	(164,839)	(96,532)	23,125
Comprehensive Income (Loss)	$(117,639)	$(6,875)	$227,734

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

On June 5, 2014, the Company’s board of directors authorized a change in the Company’s fiscal year end to the last Friday of September from the last Friday in October effective beginning with the year-ended on September 30, 2016.  As a result, the Company’s current fiscal period was shortened from twelve months to an eleven-month transition period ended on October 2, 2015.  The Company reported its fourth fiscal quarter as a two-month transition period ended October 2, 2015.  Thereafter, the Company will file its annual report for each twelve-month period ending the last Friday of September of each year, beginning with the twelve-month period ending September 30, 2016.

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

Concentration of Risks

The Company’s products are principally focused on the aerospace and defense industry, which includes military and commercial aircraft original equipment manufacturers and their suppliers, commercial airlines, and the United States and foreign governments.  Sales directly to the U.S. government or indirectly through subcontractors to the U.S. government account for approximately 19% and 18% of sales in fiscal 2015 and 2014, respectively.  Accordingly, the Company’s current and future financial performance is dependent on the economic condition of the aerospace and defense industry.  The commercial aerospace and defense markets have historically been subject to cyclical downturns during periods of weak economic conditions or material changes arising from domestic or international events.  Management believes that the Company’s sales are balanced across its customer base, which includes not only aerospace and defense customers but also medical and industrial commercial customers.

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

Financial Instruments

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, foreign currency forward contracts, and from time to time interest rate swap agreements.  The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments.  The fair market value of the Company’s long-term debt and short-term borrowings was estimated at $859.0 million and $639.4 million at the end of fiscal 2015 and 2014, respectively.  These estimates were derived using discounted cash flows with interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

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

The Company’s policy is to hedge a portion of its forecasted transactions using forward exchange contracts, in general with maturities up to 23 months.  These forward contracts have been designated as cash flow hedges.  The portion of the net gain or loss on a derivative instrument that is effective as a hedge is reported as a component of other comprehensive income in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings.  The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately.  If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings.  The amount of hedge ineffectiveness has not been material in any of the three fiscal periods ended October 2, 2015.  At October 2, 2015, and October 31, 2014, the notional value of foreign currency forward contracts accounted for as a cash flow hedge was $306.4 million and $283.0 million, respectively.  The fair value of these contracts was a liability of $23.3 million and a $14.6 million liability at October 2, 2015, and October 31, 2014, respectively.  The Company does not enter into any forward contracts for trading purposes.

In April 2015, the Company issued €330.0 million in 3.625% Senior Notes due April 2023 (2023 Notes) and requiring semi-annual interest payments in April and October each year until maturity.  The Company designated the 2023 Notes and accrued interest as a hedge of the investment in certain foreign business units.  The foreign currency gain or loss that is effective as a hedge is reported as a component of other comprehensive income (loss) in shareholders’ equity.  To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings.  There was no ineffectiveness since inception of the hedge.

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

Foreign Currency Translation

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on year-end exchange rates.  Revenue and expense accounts are translated at average exchange rates.  Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in shareholders’ equity as a component of comprehensive income.  Accumulated gain or (loss) on foreign currency translation adjustment was $(226.0) million, $(61.1) million, and $35.4 million as of the fiscal period ended October 2, 2015, October 31, 2014, and October 25, 2013, respectively.

Foreign Currency Transaction Gains and Losses

Foreign currency transaction gains and losses are included in results of operations and are primarily the result of revaluing assets and liabilities denominated in a currency other than the functional currency, gains and losses on forward exchange contracts, and the change in value of foreign currency embedded derivatives in backlog.  These foreign currency transactions resulted in a $1.3 million loss in fiscal 2015, a $0.9 million gain in fiscal 2014, and a $1.7 million loss in fiscal 2013.

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

Property, Plant and Equipment, and Depreciation

Property, plant and equipment is carried at cost and includes expenditures for major improvements.  Depreciation is generally provided on the straight-line method based upon estimated useful lives ranging from 15 to 30 years for buildings and 3 to 10 years for machinery and equipment.  Depreciation expense was $45.0 million, $56.2 million, and $55.4 million for fiscal 2015, 2014, and 2013, respectively.  Depreciation expense included in discontinued operations was $0.3 million, $5.0 million and $5.0 million in fiscal 2015, 2014, and 2013, respectively.  Assets under capital leases were $40.7 million, $43.1 million, and $47.1 million for fiscal 2015, 2014, and 2013, respectively. Amortization expense of assets accounted for as capital leases is included with depreciation expense.  The fair value of liabilities related to the retirement of property is recorded when there is a legal or contractual obligation to incur asset retirement costs and the costs can be estimated.  The Company records the asset retirement cost by increasing the carrying cost of the underlying property by the amount of the asset retirement obligation.  The asset retirement cost is depreciated over the estimated useful life of the underlying property.

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

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year.  Diluted earnings per share also includes the dilutive effect of stock options and restricted stock units.  Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 409,050, 136,200, and 162,100 for fiscal 2015, 2014, and 2013, respectively.  The weighted average number of shares outstanding used to compute basic earnings per share was 30,729,000, 31,840,000, and 31,173,000 for fiscal years 2015, 2014, and 2013, respectively.  The weighted average number of shares outstanding used to compute diluted earnings per share was 31,215,000, 32,448,000, and 31,738,000 for fiscal years 2015, 2014, and 2013, respectively.  The weighted average number of shares outstanding used to compute basic and diluted earnings per share were 31,839,000 and 32,443,000 for the eleven-month ended fiscal 2014, respectively.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued guidance that modifies the criteria used to qualify divestitures for classification as discontinued operations and expands disclosure related to disposals of significant components.  The amendment will become effective for the Company in fiscal 2016, with early adoption permitted; however, the Company did not early adopt the amended guidance.  The amended guidance is expected to decrease the likelihood that future disposals will qualify for discontinued operations treatment, meaning that the results of operation of some future disposals may be reported as continuing operations.

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

NOTE 2:  Inventories

Inventories at the end of fiscal 2015 and 2014 consisted of the following:

In Thousands	2015	2014

Raw materials and purchased parts	$169,153	$165,839
Work in progress	162,434	160,884
Inventory costs under long-term contracts	18,753	17,470
Finished goods	96,428	89,402
	$446,768	$433,595

NOTE 3:  Goodwill

The following table summarizes the changes in goodwill by segment for fiscal 2015 and 2014:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Balance, October 25, 2013	$464,703	$449,483	$214,791	$1,128,977
Goodwill from acquisitions	-	17,741	-	17,741
Goodwill adjustments	-	(1,427)	-	(1,427)
Goodwill write off on assets held for sale	(6,333)	(8,702)	(7,427)	(22,462)
Foreign currency translation adjustment	(18,355)	(31,742)	(946)	(51,043)
Balance, October 31, 2014	440,015	425,353	206,418	1,071,786

Goodwill from acquisitions	48,537	-	-	48,537
Goodwill adjustments	(841)	(3,295)	-	(4,136)
Goodwill write off on assets held for sale	(2,043)	-	-	(2,043)
Foreign currency translation adjustment	(35,069)	(34,351)	(2,733)	(72,153)
Balance, October 2, 2015	$450,599	$387,707	$203,685	$1,041,991

On September 3, 2014, the Board of Directors approved a plan to sell certain non-core business units.  These business units are reported as discontinued operations.  Based upon the estimated fair values, the Company recorded an estimated after-tax loss of $49.5 million in fiscal 2014 on the assets held for sale in discontinued operations, of which $22.5 million was recorded against goodwill.  In fiscal 2015, based upon the estimated fair values, the Company recorded and estimated after-tax loss of $31.2 million on the assets held for sale in discontinued operations, of which $2.0 million was recorded against goodwill.

NOTE 4:  Intangible Assets

Intangible assets at the end of fiscal 2015 and 2014 were as follows:

In Thousands		2015		2014
	Weighted	Gross		Gross
	Average Years	Carrying	Accum.	Carrying	Accum.
	Useful Life	Amount	Amort.	Amount	Amort.
Amortized Intangible Assets:
Programs	16	$635,761	$270,830	$619,175	$251,199
Core technology	12	15,926	10,273	15,926	8,893
Patents and other	12	87,506	45,402	95,459	42,874
Total		$739,193	$326,505	$730,560	$302,966

Indefinite-lived Intangible Assets:
Trademark		$39,352		$43,783

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

Amortization of intangible assets from continuing operations was $44.0 million, $49.4 million, and $46.1 million in fiscal years 2015, 2014, and 2013, respectively. Amortization of intangible assets related to discontinued operations was $9.1 million and $8.9 million in fiscal years 2014 and 2013, respectively.

Estimated amortization expense related to intangible assets for each of the next five fiscal years is as follows:

In Thousands

Fiscal Year

2016	$47,763
2017	47,018
2018	46,231
2019	44,718
2020	42,432

NOTE 5:  Accrued Liabilities

Accrued liabilities at the end of fiscal 2015 and 2014 consisted of the following:

In Thousands	2015	2014

Payroll and other compensation	$107,912	$123,317
Commissions	5,373	5,014
Casualty and medical	14,881	14,027
Interest	6,999	7,006
Warranties	14,658	16,243
State and other tax accruals	3,986	6,811
Customer deposits	32,566	19,624
Deferred revenue	19,647	23,522
Contract reserves	13,008	11,260
Forward foreign exchange contracts	20,932	15,505
Litigation reserves	6,657	5,534
Environmental reserves	646	650
Rent and future lease obligations	1,958	1,251
Other	10,511	12,772
	$259,734	$262,536

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

In Thousands	2015	2014

Balance, beginning of year	$16,243	$19,372
Warranty costs incurred	(1,917)	(3,074)
Reclassification to liabilities held for sale	(108)	(858)
Product warranty accrual	7,762	8,185
Release of reserves	(6,702)	(6,371)
Acquisitions	1,024	-
Foreign currency translation adjustment	(1,644)	(1,011)
Balance, end of year	$14,658	$16,243

NOTE 6:  Retirement Benefits

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

CMC Electronics, Inc. (CMC) sponsors defined benefit pension plans and other retirement benefit plans for its non-U.S. employees.  Pension benefits are based upon years of service and final average salary.  Other retirement benefit plans are non-contributory health care and life insurance plans.

The Company sponsors a number of other non-U.S. defined benefit pension plans primarily in Belgium, France and Germany.  These defined benefit plans generally provide benefits to employees based on formulas recognizing length of service and earnings.

The Company accounts for pension expense using the end of the fiscal year as its measurement date.  In addition, the Company makes actuarially computed contributions to these plans as necessary to adequately fund benefits.  The Company’s funding policy is consistent with the minimum funding requirements of ERISA.

The accumulated benefit obligation and projected benefit obligation for the Esterline plans are $275.8 million and $287.5 million, respectively, with plan assets of $253.9 million as of October 2, 2015.  The underfunded status for the Esterline plans is $33.6 million at October 2, 2015.  Contributions to the Esterline plans totaled $1.2 million and $13.3 million in fiscal years 2015 and 2014, respectively.  There is no funding requirement for fiscal 2016 for the U.S. pension plans maintained by Esterline.

The accumulated benefit obligation and projected benefit obligation for the CMC plans are $123.2 million and $124.1 million, respectively, with plan assets of $119.5 million as of October 2, 2015.  The underfunded status for these CMC plans is $4.6 million at October 2, 2015.  Contributions to the CMC plans totaled $6.3 million and $7.5 million in fiscal 2015 and 2014, respectively.  The expected funding requirement for fiscal 2016 for the CMC plans is $6.2 million.

The accumulated benefit obligation and projected benefit obligation for the other non-U.S. plans are $34.1 million and $41.7 million, respectively, with plan assets of $16.1 million as of October 2, 2015.  The underfunded status for these other non-U.S. plans is $25.6 million at October 2, 2015.  Contributions to the other non-U.S. plans totaled $1.7 million and $2.7 million in fiscal 2015 and 2014, respectively.  The expected funding requirement for fiscal 2016 for the other non-U.S. plans is $0.5 million.

Principal assumptions of the Esterline, CMC and Other Non-U.S. plans are as follows:

	Esterline		CMC		Other Non-U.S.
	Defined Benefit		Defined Benefit		Defined Benefit
	Pension Plans		Pension Plans		Pension Plans
	2015	2014	2015	2014	2015	2014
Principal assumptions as of year end:
Discount rate	4.40%	4.25%	4.00%	4.10%	1.80 - 8.25%	2.00 - 8.75%
Rate of increase in future compensation levels	4.22%	4.21%	3.00%	3.00%	4.50 - 8.90%	4.50 - 8.83%
Assumed long-term rate of return on plan assets	7.00%	7.00%	5.70%	6.35%	3.25 - 8.00%	3.25 - 8.00%

	Esterline		CMC
	Post-Retirement		Post-Retirement
	Pension Plans		Pension Plans
	2015	2014	2015	2014
Principal assumptions as of year end:
Discount rate	4.40%	4.25%	4.00%	4.10%
Initial weighted average health care trend rate	6.00%	6.00%	3.70%	6.20%
Ultimate weighted average health care trend rate	6.00%	6.00%	3.10%	4.20%

The Company uses a discount rate for expected returns that is a spot rate developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments.  Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points, pension liabilities in total would have decreased $13.2 million or increased $13.8 million, respectively.  If all other assumptions are held constant, the estimated effect on fiscal 2015 pension expense from a hypothetical 25 basis points increase or decrease in both the discount rate and expected long-term rate of return on plan assets would not have a material effect on our pension expense.  Management is not aware of any legislative or other initiatives or circumstances that will significantly impact the Company’s pension obligations in fiscal 2016.

The assumed health care trend rate has a significant impact on the Company’s post-retirement benefit obligations.  The Company’s health care trend rate was based on the experience of its plan and expectations for the future.  A 100 basis points increase in the health care trend rate would increase the post-retirement benefit obligation by $1.3 million.  A 100 basis points decrease in the health care trend rate would decrease the post-retirement benefit obligation by $1.2 million.  Assuming all other assumptions are held constant, the estimated effect on fiscal 2015 post-retirement benefit expense from a hypothetical 100 basis points increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

Plan assets are invested in a diversified portfolio of equity and debt securities consisting primarily of common stocks, bonds and government securities.  The objective of these investments is to maintain sufficient liquidity to fund current benefit payments and achieve targeted risk-adjusted returns.  Management periodically reviews allocations of plan assets by investment type and evaluates external sources of information regarding the long-term historical returns and expected future returns for each investment type, and accordingly, the 3.25% to 8.00% assumed long-term rate of return on plan assets is considered to be appropriate.  Allocations by investment type are as follows:

		Actual
	Target	2015	2014
Plan assets allocation as of fiscal year end:
Equity securities	55 - 75%	56.8%	62.2%
Debt securities	25 - 45%	38.2%	35.7%
Cash	0%	5.0%	2.1%
Total		100.0%	100.0%

The following table presents the fair value of the Company’s Pension Plan assets as of October 2, 2015, by asset category segregated by level within the fair value hierarchy, as described in Note 7.

In Thousands	Fair Value Hierarchy
	Level 1	Level 2	Total
Asset category:
Equity Funds:
Registered Investments Company Funds - U.S. Equity	$95,481	$-	$95,481
Commingled Trust Funds - U.S. Equity	-	25,307	25,307
U.S. Equity Securities	30,868	-	30,868
Non-U.S. Equity Securities	20,898	-	20,898
Commingled Trust Funds - Non-U.S. Securities	-	48,592	48,592
Fixed Income Securities:
Commingled Trust Funds - Fixed Income	-	80,424	80,424
Non-U.S. Foreign Commercial and Government Bonds	68,390	-	68,390
Cash and Cash Equivalents	19,501	-	19,501
Total	$235,138	$154,323	$389,461

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

Net periodic pension cost for the Company’s defined benefit plans at the end of each fiscal year consisted of the following:

In Thousands	Defined Benefit			Post-Retirement
	Pension Plans			Benefit Plans
	2015	2014	2013	2015	2014	2013
Components of Net Periodic Cost
Service cost	$11,811	$11,367	$11,848	$359	$489	$508
Interest cost	16,159	19,387	17,893	464	685	674
Expected return on plan assets	(23,872)	(25,999)	(22,476)	-	-	-
Contractual termination	-	94	-	-	-	-
Curtailment	-	23	-	-	(1,747)	-
Settlement	3,522	-	-	-	-	-
Amortization of prior service cost	404	107	384	(63)	(151)	(150)
Amortization of actuarial (gain) loss	5,165	6,052	14,255	-	38	103
Net periodic cost (benefit)	$13,189	$11,031	$21,904	$760	$(686)	$1,135

The funded status of the defined benefit pension and post-retirement plans at the end of fiscal 2015 and 2014 were as follows:

In Thousands	Defined Benefit		Post-Retirement
	Pension Plans		Benefit Plans
	2015	2014	2015	2014
Benefit Obligations
Beginning balance	$473,348	$443,133	$13,797	$16,713
Currency translation adjustment	(23,642)	(13,285)	(1,923)	(1,230)
Service cost	11,811	11,367	359	489
Interest cost	16,159	19,387	464	685
Plan participants contributions	256	104	-	-
Amendment	3,407	-	-	-
Acquisitions	13,982	-	-	-
Contractual termination	-	94	-	-
Curtailment	-	(241)	-	(2,075)
Actuarial (gain) loss	(2,552)	37,423	(67)	(10)
Other adjustments	(1,096)	(1,615)	-	-
Benefits paid	(38,390)	(23,019)	(443)	(775)
Ending balance	$453,283	$473,348	$12,187	$13,797

Plan Assets - Fair Value
Beginning balance	$427,474	$390,809	$-	$-
Currency translation adjustment	(19,977)	(10,144)	-	-
Realized and unrealized gain (loss) on plan assets	2,021	48,424	-	-
Plan participants contributions	256	104	-	-
Company contribution	9,185	23,524	443	776
Acquisitions	9,988	-	-	-
Other adjustments	-	(122)	-	-
Expenses paid	(1,096)	(2,102)	-	-
Benefits paid	(38,390)	(23,019)	(443)	(776)
Ending balance	$389,461	$427,474	$-	$-

Funded Status
Fair value of plan assets	$389,461	$427,474	$-	$-
Benefit obligations	(453,283)	(473,348)	(12,187)	(13,797)
Net amount recognized	$(63,822)	$(45,874)	$(12,187)	$(13,797)

Amount Recognized in the Consolidated Balance Sheet
Non-current asset	$2,172	$5,940	$-	$-
Current liability	(2,463)	(2,214)	(699)	(704)
Non-current liability	(63,531)	(49,600)	(11,488)	(13,093)
Net amount recognized	$(63,822)	$(45,874)	$(12,187)	$(13,797)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$96,073	$89,266	$232	$339
Prior service cost	3,436	700	(17)	(80)
Ending balance	$99,509	$89,966	$215	$259

The accumulated benefit obligation for all pension plans was $433.1 million at October 2, 2015, and $458.9 million at October 31, 2014.

Estimated future benefit payments expected to be paid from the plan or from the Company’s assets are as follows:

In Thousands

Fiscal Year

2016	$25,801
2017	26,953
2018	28,375
2019	28,725
2020	29,805
2021 - 2025	162,097

Employees may participate in certain defined contribution plans.  The Company’s contribution expense under these plans totaled $9.5 million, $10.3 million, and $9.4 million in fiscal 2015, 2014, and 2013, respectively.  The Company contributes a matching amount that varies by participating company and employee group based on the first 6% of earnings contributed.  The three formulas used are: 25% of the first 6%; or 50% of the first 6%; or 100% of the first 2% and 50% on the next 4%.

In fiscal 2014, the Company offered vested terminated participants in the Esterline plan a one-time opportunity to elect a lump-sum payment from the plan in lieu of a lifetime annuity.  In the first fiscal quarter of 2015, the Company paid $16.6 million in lump-sum payments to vested terminated pension plan participants from the plan, which resulted in an actuarial settlement charge of $3.0 million.  During the remainder of fiscal 2015, an additional $1.4 million in lump-sum payments was distributed to cash balance participants under the ongoing terms of the plan, which resulted in an additional settlement charge of $0.5 million in fiscal 2015.

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

●

Level 1 – Valuations are based on quoted prices that the Company has the ability to obtain in actively traded markets for identical assets and liabilities.  Since valuations are based on quoted prices that are readily and regularly available in an active market or exchange traded market, a valuation of these instruments does not require a significant degree of judgment.

●

Level 2 – Valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

●

Level 3 – Valuations are based on model-based techniques for which some or all of the assumptions are obtained from indirect market information that is significant to the overall fair value measurement and which require a significant degree of management judgment.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at the end of fiscal 2015 and 2014:

In Thousands	Level 2
	2015	2014
Assets:
Derivative contracts designated as hedging instruments	$1,386	$24
Derivative contracts not designated as hedging instruments	189	1,081
Embedded derivatives	3,992	2,351

Liabilities:
Derivative contracts designated as hedging instruments	$24,660	$14,592
Derivative contracts not designated as hedging instruments	2,324	4,188
Embedded derivatives	380	15

In Thousands	Level 3
	2015	2014
Liabilities:
Contingent purchase obligation	$3,750	$5,000

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

The Company’s derivative contracts consist of foreign currency exchange contracts and, from time to time, interest rate swap agreements.  These derivative contracts are over the counter and their fair value is determined using modeling techniques that include market inputs such as interest rates, yield curves, and currency exchange rates.  These contracts are categorized as Level 2 in the fair value hierarchy.

The Company’s contingent purchase obligations consist of additional contingent consideration in connection with the acquisition of Sunbank Family of Companies, LLC (Sunbank) of $3.8 million as of October 2, 2015, and $5.0 million as of October 31, 2014.  The contingent considerations will be payable to the sellers if certain performance objectives are met following the acquisition in accordance with the terms of the purchase agreement.  The values recorded on the balance sheet were derived from the estimated probability that the performance objectives will be met.  The contingent purchase obligation is categorized as Level 3 in the fair value hierarchy.

NOTE 8:  Derivative Financial Instruments

The Company may use derivative financial instruments in the form of foreign currency forward exchange contracts and interest rate swap contracts for the purpose of minimizing exposure to changes in foreign currency exchange rates on business transactions and interest rates, respectively.  The Company’s policy is to execute such instruments with banks the Company believes to be credit worthy and not to enter into derivative financial instruments for speculative purposes.  These derivative financial instruments do not subject the Company to undue risk, as gains and losses on these instruments generally offset gains and losses on the underlying assets, liabilities, or anticipated transactions that are being hedged.

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements.  The Company does not have any derivative instruments with credit-risk-

related contingent features or that required the posting of collateral as of October 2, 2015.  The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates.  These exposures arise primarily from purchases or sales of products and services from third parties.  Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies.  As of October 2, 2015, and October 31, 2014, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $402.9 million and $396.2 million, respectively.  These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

Net Investment Hedge

In April 2015, the Company issued €330.0 million in 3.625% Senior Notes due April 2023 (2023 Notes) and requiring semi-annual interest payments in April and October each year until maturity.  The Company designated the 2023 Notes and accrued interest as a hedge of the investment in certain foreign business units.  The foreign currency gain or loss that is effective as a hedge is reported as a component of other comprehensive income (loss) in shareholders’ equity.  To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings.  There was no ineffectiveness since inception of the hedge.

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

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at the end of fiscal 2015 and 2014 consisted of:

In Thousands		Fair Value
	Classification	2015	2014
Foreign Currency Forward Exchange Contracts:
	Other current assets	$1,527	$1,052
	Other assets	48	53
	Accrued liabilities	20,688	15,490
	Other liabilities	6,296	3,290

Embedded Derivative Instruments:
	Other current assets	$2,913	$296
	Other assets	1,079	2,055
	Accrued liabilities	351	15
	Other liabilities	29	-

The effect of derivative instruments on the Consolidated Statement of Operations for fiscal 2015 and 2014 consisted of:

Fair Value Hedges

We recognized the following gains (losses) on contracts designated as fair value hedges:

In Thousands	2015	2014

Embedded derivatives:
Gain (loss) recognized in sales	$1,433	$2,011

Cash Flow Hedges

We recognized the following gains (losses) on contracts designated as cash flow hedges:

In Thousands	2015	2014

Foreign currency forward exchange contracts:
Gain (loss) recognized in AOCI (effective portion)	$15,484	$(6,245)
Gain (loss) reclassified from AOCI into sales	(24,246)	(6,083)

Net Investment Hedges

We recognized the following gains (losses) on contracts designated as net investment hedges:

In Thousands	2015	2014

Euro term loan:
Gain (loss) recognized in AOCI	$-	$134

2023 Notes and Accrued Interest:
Gain (loss) recognized in AOCI	$(13,596)	$-

During fiscal years 2015 and 2014, the Company recorded a loss of $0.7 million and a loss of $6.4 million on foreign currency forward exchange contracts that have not been designated as an accounting hedge, respectively.  These foreign currency exchange gains (losses) are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during fiscal years 2015 and 2014.  In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during fiscal years 2015 and 2014.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles.  The Company expects to reclassify approximately $17.8 million of net loss into earnings in fiscal year 2016.  The maximum duration of a foreign currency cash flow hedge contract at October 2, 2015, is 23 months.

NOTE 9:  Income Taxes

Income tax expense from continuing operations for each of the fiscal years consisted of:

In Thousands	2015	2014	2013

Current
U.S. Federal	$11,045	$27,243	$25,716
State	492	1,732	3,978
Foreign	24,131	28,944	24,044
	35,668	57,919	53,738

Deferred
U.S. Federal	(7,686)	(1,024)	(2,257)
State	(195)	(10)	(1,563)
Foreign	(8,831)	(13,169)	(17,115)
	(16,712)	(14,203)	(20,935)
Income tax expense	$18,956	$43,716	$32,803

U.S. and foreign components of earnings from continuing operations before income taxes for each of the fiscal years were:

In Thousands	2015	2014	2013

U.S.	$43,592	$101,803	$97,902
Foreign	72,430	107,495	105,756
Earnings from continuing operations before income taxes	$116,022	$209,298	$203,658

Primary components of the Company’s deferred tax assets (liabilities) at the end of the fiscal years resulted from temporary tax differences associated with the following:

In Thousands	2015	2014

Reserves and liabilities	$48,918	$55,906
Loss carryforwards	49,667	261
Tax credit carryforwards	32,015	31,082
Employee benefits	12,316	13,086
Retirement benefits	17,055	10,431
Non-qualified stock options	11,908	11,063
Hedging activities	6,092	5,091
Other	2,176	856
Total deferred tax assets	180,147	127,776
Less valuation allowance	(42,694)	(151)
Total deferred tax assets, net of valuation allowance	137,453	127,625

Depreciation and amortization	(9,352)	(15,925)
Intangibles and amortization	(124,941)	(136,116)
Deferred costs	(5,779)	(5,453)
Other	(1,180)	(1,083)
Total deferred tax liabilities	(141,252)	(158,577)
Net deferred tax liabilities	$(3,799)	$(30,952)

The tax credit carryforwards can be carried forward indefinitely.

The Company operates in numerous taxing jurisdictions and is subject to regular examinations by various U.S. federal, state and foreign jurisdictions for various tax periods.  Additionally, the Company has retained tax liabilities and the rights to tax refunds in connection with various acquisitions and divestitures of businesses in prior years.  The Company’s income tax positions are based on research and interpretations of income tax laws and rulings in each of the jurisdictions in which the Company does business.  Due to the subjectivity and complexity of the interpretations of the tax laws and rulings in each jurisdiction, the differences and interplay in the tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities and assets may differ from actual payments, assessments or refunds.

Management believes that it is more likely than not that the Company will realize the current and long-term deferred tax assets as a result of future taxable income.  Significant factors management considered in determining the probability of the realization of the deferred tax assets include expected future earnings, the Company’s historical operating results, and the reversal of deferred tax liabilities.  Accordingly, no valuation allowance has been recorded on the deferred tax assets other than certain capital and net operating losses.  The majority of the losses will expire in fiscal 2020.

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

The incremental tax benefit received by the Company upon exercise of non-qualified employee stock options was $2.0 million, $7.1 million, and $3.0 million in fiscal years 2015, 2014, and 2013, respectively.

A reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate for each of the fiscal years was as follows:

	2015	2014	2013

U.S. statutory income tax rate	35.0%	35.0%	35.0%
Foreign taxes	-10.7%	-7.6%	-8.2%
Difference in foreign tax rates	-5.2%	-4.4%	-3.8%
Research & development credits	-5.1%	-2.5%	-4.3%
Non-deductible under consent agreement	2.2%	0.4%	1.7%
Domestic manufacturing deduction	-0.7%	-1.3%	-1.3%
Net change in tax reserves	-0.2%	0.1%	-3.0%
State income taxes	0.2%	0.5%	0.6%
Change in foreign tax rates and laws	0.0%	0.0%	-1.5%
Goodwill impairment	0.0%	0.0%	0.4%
Other, net	0.8%	0.7%	0.6%
Effective income tax rate	16.3%	20.9%	16.2%

No provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries, since such earnings are considered indefinitely reinvested. The amount of undistributed foreign earnings which are considered to be indefinitely reinvested at October 2, 2015, is approximately $526.0 million.  Furthermore, the Company determined it was not practical to estimate the deferred taxes on these earnings.  The amount of deferred income taxes is not practical to compute due to the complexity of the Company’s international holding company structure, layers of regulatory requirements that have to be evaluated to determine the amount of allowable dividends, numerous potential repatriation scenarios that could be created to facilitate the repatriation of earnings to the U.S., and the complexity of computing foreign tax credits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In Thousands

Unrecognized tax benefits as of October 31, 2014	$11,227
Unrecognized gross benefit change:
Gross increase due to prior period adjustments	672
Gross increase due to current period adjustments	743
Gross decrease due to a lapse with taxing authorities	(2,059)
Total change in unrecognized gross benefit	(644)
Unrecognized tax benefits as of October 2, 2015	$10,583

Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$10,583

Statement of operations:
Total amount of interest income (expense) included in income tax expense	$(37)

Recognized in the statement of financial position:
Total amount of accrued interest included in income taxes payable	$891

During the next 12 months, it is reasonably possible that approximately $0.9 million of previously unrecognized tax benefits related to operating losses and tax credits could decrease as a result of settlement of examinations and/or the expiration of statutes of limitations.  The Company recognizes interest related to unrecognized tax benefits in income tax expense.

The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Years No Longer
Tax Jurisdiction	Subject to Audit

U.S. Federal	2011 and prior
Canada	2007 and prior
France	2011 and prior
United Kingdom	2012 and prior

NOTE 10:  Debt

Long-term debt at the end of fiscal 2015 and 2014 consisted of the following:

In Thousands	2015	2014

U.S. credit facility	$160,000	$100,000
U.S. Term Loan, due July 2016	-	161,875
U.S. Term Loan, due April 2020	250,000	-
7% Senior Notes, due August 2020	-	250,000
3.625% Senior Notes, due April 2023	370,062	-
Government refundable advances	43,326	51,867
Obligation under capital leases	57,853	58,448
Other	134	304
	881,375	622,494
Less current maturities	13,589	12,774
Carrying amount of long-term debt	$867,786	$609,720

U.S. Credit Facility

On April 9, 2015, the Company amended the secured credit facility to extend the expiration to April 9, 2020, increase the revolving credit facility to $500 million, and provide for a delayed-draw term loan facility of $250 million.  The Company recorded $2.3 million in debt issuance costs.  The credit facility is secured by substantially all the Company’s assets and interest is based on standard inter-bank offering rates.  The interest rate ranges from LIBOR plus 1.25% to LIBOR plus 2.00%, depending on the leverage ratios at the time the funds are drawn.  At October 2, 2015, the Company had $160.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.50%, which equaled 1.71%.  An additional

$50.6 million of unsecured foreign currency credit facilities have been extended by foreign banks for a total of $550.6 million available companywide.  Available credit under the above credit facilities was $370.2 million at fiscal 2015 year end, when reduced by outstanding borrowings of $160.0 million and letters of credit of $20.4 million.

U.S. Term Loan, due July 2016

In April 2013, the Company amended the secured credit facility to provide for a $175.0 million term loan (U.S. Term Loan, due 2016).  On April 8, 2015, the Company paid off the $175 million U.S. Term Loan, due 2016.  In connection with the redemption, the Company wrote off $0.3 million in unamortized debt issuance costs as a loss on extinguishment of debt in the second fiscal quarter of 2015.

U.S. Term Loan, due April 2020

On August 3, 2015, the Company borrowed $250 million under the delayed-draw term loan provided for under the amended credit facility (U.S. Term Loan, due 2020).  The interest rate on the U.S. Term Loan, due 2020, ranges from LIBOR plus 1.25% to LIBOR plus 2.00%, depending on the leverage ratios at the time the funds are drawn.  At October 2, 2015, the interest rate was LIBOR plus 1.5%, which equaled 1.71%.  The loan amortizes at 1.25% of the original principal balance quarterly through March 2020, with the remaining balance due in April 2020.

7% Senior Notes, due August 2020

In August 2010, the Company issued $250.0 million in 7% Senior Notes, due August 2020 (2020 Notes) and requiring semi-annual interest payments in March and September of each year until maturity.

On August 4, 2015, the proceeds from the U.S. Term Loan, due 2020, were used to redeem all of the 2020 Notes.  In connection with the redemption, the Company incurred an $8.75 million redemption premium and wrote off $2.4 million in unamortized debt issuance costs as a loss on extinguishment of debt in the fourth fiscal quarter of 2015.

3.625% Senior Notes, due April 2023

In April 2015, the Company issued €330.0 million in 3.625% Senior Notes, due April 2023 (2023 Notes) requiring semi-annual interest payments in April and October of each year until maturity.  The net proceeds from the sale of the notes, after deducting $5.9 million of debt issuance costs, were $350.8 million.  The 2023 Notes are general unsecured senior obligations of the Company.  The 2023 Notes are unconditionally guaranteed on a senior basis by the Company and certain subsidiaries of the Company that are guarantors under the Company’s existing secured credit facility.  The 2023 Notes are subject to redemption at the option of the Company at any time prior to April 15, 2018, at a price equal to 100% of the principal amount, plus any accrued interest to the date of redemption and a make-whole provision.  The Company may also redeem up to 35% of the 2023 Notes before April 15, 2018, with the net cash proceeds from equity offerings.  The 2023 Notes are also subject to redemption at the option of the Company, in whole or in part, on or after April 15, 2018, at redemption prices starting at 102.719% of the principal amount plus accrued interest during the period beginning April 15, 2018, and declining annually to 100% of principal and accrued interest on or after April 15, 2021.

Based on quoted market prices, the fair value of the Company’s 2023 Notes was $347.7 million as of October 2, 2015.  The carrying amounts of the secured credit facility and the U.S. Term Loan, due 2020, approximate fair value.  The estimate of fair value for the 2023 Notes was based on Level 2 inputs as defined in the fair value hierarchy.

Government Refundable Advances

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation.  The repayment of this advance is based on year-over-year commercial aviation revenue growth at CMC beginning in 2014. Imputed interest on the advance was 3.4% at October 2, 2015.  The debt recognized was $43.3 million and $51.9 million as of October 2, 2015, and October 31, 2014, respectively.

Obligation Under Capital Leases

In fiscal 2008, the Company entered into a land and building lease for a 216,000 square-foot manufacturing facility for an Avionics & Controls segment facility.  The land and building lease has a fixed term of 30 years.  The expected minimum lease payments include a 2% annual rent increase.  At October 2, 2015, the amount recorded as a capitalized lease obligation is $32.5 million.  The imputed interest rate is 9%.

In fiscal 2009, the Company amended the building lease for an Avionics & Controls facility to extend the term of the lease to 2027.  At October 2, 2015, the amount recorded as a capitalized lease obligation is $11.3 million.  The imputed interest rate is 6.4%.

In fiscal 2013, the Company amended the building lease for an Avionics & Controls facility to extend the term of the lease to 2022.  At October 2, 2015, the amount recorded as a capitalized lease obligation is $11.1 million. The imputed interest rate is 4.5%.

As of October 2, 2015, aggregate annual maturities of long-term debt and future non-cancelable minimum lease payments under capital lease obligations were as follows:

In Thousands

Fiscal Year
2016	$18,165
2017	17,973
2018	17,997
2019	18,083
2020	365,668
2021 and thereafter	510,135
Total	948,021

Less: amount representing interest on capital leases	66,646
Total long-term debt	$881,375

A number of underlying agreements contain various covenant restrictions which include maintenance of net worth, payment of dividends, interest coverage, and limitations on additional borrowings.  The Company was in compliance with these covenants at October 2, 2015.

NOTE 11:  Commitments and Contingencies

Rental expense for operating leases for engineering, selling, administrative and manufacturing totaled $18.6 million, $18.1 million and $17.0 million in fiscal years 2015, 2014, and 2013, respectively.

At October 2, 2015, the Company’s rental commitments for noncancelable operating leases with a duration in excess of one year were as follows:

In Thousands

Fiscal Year
2016	$14,960
2017	10,854
2018	8,796
2019	6,468
2020	5,438
2021 and thereafter	8,896
Total	$55,412

The Company is subject to purchase obligations for goods and services.  The purchase obligations include amounts under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery.  As of October 2, 2015, the Company’s purchase obligations were as follows:

In Thousands		Less than	1‒3	4‒5	After 5
	Total	1 year	years	years	years

Purchase obligations	$672,166	$626,777	$34,320	$11,069	$-

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

At the end of fiscal 2015 and fiscal 2014, the Company had a $1.6 million and $1.5 million liability, respectively, related to environmental remediation at a previously sold business for which the Company provided indemnification.

On March 5, 2014, the Company entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DTCC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations. The Consent Agreement settled the pending ITAR compliance matter with the DTCC previously reported by the Company that resulted from voluntary reports the Company filed with DTCC that disclosed possible technical and administrative violations of the ITAR. The Consent Agreement has a three-year term and provides for: (i) a payment of $20 million, $10 million of which is suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures; (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training.

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

Approximately 571 U.S.-based employees or 12.5% of total U.S.-based employees were represented by various labor unions.  The Company’s European operations are subject to national trade union agreements and to local regulations governing employment.

NOTE 12:  Employee Stock Plans

The Company has three share-based compensation plans, which are described below.  The compensation cost that has been charged against income for those plans for fiscal 2015, 2014, and 2013 was $10.8 million, $13.0 million, and $9.6 million, respectively.  The total income tax benefit recognized in the income statement for the share-based compensation arrangement for fiscal 2015, 2014, and 2013 was $2.7 million, $3.0 million, and $3.0 million, respectively.

Employee Stock Purchase Plan

The Company offers an employee stock purchase plan to its employees.  The plan qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code.  Employees are eligible to participate through payroll deductions subject to certain limitations.

The plan has a safe harbor design where shares are purchased by participants at 95% of the fair market value on the purchase date and, therefore, compensation cost is not recorded.  During fiscal 2015, employees purchased 20,545 shares at a fair market value price of $96.67 per share.  At the end of fiscal 2015, the Company had reserved 83,728 shares for issuance under its employee share-save scheme for U.K. employees, leaving a balance of 549,808 shares available for issuance in the future.  As of October 2, 2015, deductions aggregating $0.5 million were accrued for the purchase of shares on December 15, 2015.

Employee Share-Save Scheme

The Company offers shares under its employee share-save scheme for U.K. employees.  This plan allows participants the option to purchase shares at 95% of the market price of the stock as of the beginning of the offering period.  The term of these options is three years.  The share-save scheme is not a “safe-harbor” design, and, therefore, compensation cost is recognized on this plan.

Under the employee share-save scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 25,984, 29,242 and 16,722 options in fiscal 2015, 2014, and 2013, respectively.  The weighted-average grant date fair value of options granted in fiscal 2015 was $24.31 per share.  During fiscal 2015, 32,761 options were exercised at a weighted average exercise price of $65.78.

The fair value of the awards under the employee share-save scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table.  The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect the time of grant.

	2015	2014	2013

Volatility	25.80%	33.69%	36.97%
Risk-free interest rate	0.93%	0.73%	0.40%
Expected life (years)	3	3	3
Dividends	0	0	0

Equity Incentive Plan

The Company also provides an equity incentive plan for officers and key employees.  At the end of fiscal 2015, the Company had 1,481,202 shares reserved for issuance to officers and key employees, of which 1,214,523 shares were available to be granted in the future.

The Board of Directors authorized the Compensation Committee to administer awards granted under the equity incentive plan and to establish the terms of such awards.  Awards under the equity incentive plan may be granted to eligible employees of the Company over the 10-year period ending March 5, 2023.  Options granted generally become exercisable ratably over a period of four years following the date of grant and expire on the tenth anniversary of the grant.  Option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The weighted-average grant date fair value of the options granted in fiscal 2015 and 2014 was $47.85 per share and $45.87 per share, respectively.

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

	2015	2014	2013

Volatility	40.73 - 41.89%	41.87 - 43.17%	41.89 - 44.25%
Risk-free interest rate	1.43 - 2.00%	1.73 - 2.99%	0.79 - 1.88%
Expected life (years)	5 - 9	5 - 9	4.5 - 9.5
Dividends	0	0	0

The following table summarizes the changes in outstanding options granted under the Company’s equity incentive plan:

	2015		2014		2013
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Subject to	Exercise	Subject to	Exercise	Subject to	Exercise
	Option	Price	Option	Price	Option	Price
Outstanding, beginning of year	1,367,793	$60.23	1,829,488	$51.08	2,124,300	$46.18
Granted	203,200	107.34	207,200	97.61	257,000	65.58
Exercised	(182,322)	50.94	(618,645)	45.16	(518,537)	37.89
Forfeited/cancelled	(24,750)	74.73	(50,250)	66.65	(33,275)	56.15
Outstanding, end of year	1,363,921	$68.23	1,367,793	$60.23	1,829,488	$51.08
Exercisable, end of year	826,496	$55.63	752,943	$50.36	1,075,788	$45.65

The aggregate intrinsic value of the option shares outstanding and exercisable at October 2, 2015, was $17.0 million and $14.7 million, respectively.

The number of option shares vested or that are expected to vest at October 2, 2015, was 1.3 million and the aggregate intrinsic value was $16.7 million.  The weighted average exercise price and weighted average remaining contractual term of option shares vested or that are expected to vest at October 2, 2015, was $67.24 and 5.9 years, respectively.  The weighted-average remaining contractual term of option shares currently exercisable is 4.7 years as of October 2, 2015.

The table below presents stock activity related to stock options exercised in fiscal 2015 and 2014:

In Thousands	2015	2014

Proceeds from stock options exercised	$11,420	$29,359
Tax benefits related to stock options exercised	1,869	6,892
Intrinsic value of stock options exercised	10,861	34,965

Total unrecognized compensation expense for stock options that have not vested as of October 2, 2015, is $8.5 million, which will be recognized over a weighted average period of 1.9 years.  The total fair value of option shares vested during the year ended October 2, 2015, was $2.3 million.

The following table summarizes information for stock options outstanding at October 2, 2015:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Shares	Life (years)	Price	Shares	Price

$ 29.86 - 50.00	257,221	3.4	$39.29	257,221	$39.29
50.01 - 52.00	211,575	5.5	51.06	149,750	51.06
52.01 - 65.00	342,925	4.7	60.61	283,275	60.83
65.01 - 80.00	160,800	7.0	69.94	83,150	71.07
80.01 - 100.00	187,200	8.2	94.83	48,525	94.10
100.01 - 118.32	204,200	9.2	109.50	4,575	112.55

The Company granted 28,150 and 77,975 restricted stock units (RSUs) during fiscal 2015 and fiscal 2014, respectively.  The fair value of each RSU granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.  RSUs granted generally have a three-year cliff vesting schedule.

The following table summarizes the changes in RSUs granted under the Company’s equity incentive plans:

	2015		2014
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Non-vested, beginning of year	103,971	$80.01	54,880	$70.26
Granted	28,150	105.34	77,975	84.65
Vested	(12,740)	79.84	(27,284)	73.57
Forfeited/cancelled	(2,100)	88.99	(1,600)	81.09
Non-vested, end of year	117,281	$85.95	103,971	$80.01

Total unrecognized compensation expense for RSUs that have not vested as of October 2, 2015, is $4.0 million, which will be recognized over a weighted average period of 1.7 years.

The table below presents stock activity related to restricted stock units vested in fiscal 2015 and 2014:

In Thousands	2015	2014

Tax benefits related to restricted stock units vested	$104	$198
Intrinsic value of restricted stock units vested	912	3,153

NOTE 13:  Shareholder’s Equity

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value).  At the end of fiscal 2015, there were no shares of preferred stock or serial preferred stock outstanding.

Changes in outstanding common shares are summarized as follows:

	2015	2014

Shares Outstanding
Shares issued, beginning of year	32,123,717	31,441,949
Shares issued under share-based compensation plans	254,468	681,768
Shares issued, end of year	32,378,185	32,123,717

Treasury stock purchased, beginning of year	(269,228)	-
Treasury stock purchased	(2,562,122)	(269,228)
Treasury stock purchased, end of year	(2,831,350)	(269,228)

Shares outstanding, end of year	29,546,835	31,854,489

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

The Company purchased the following shares of common stock in fiscal 2015 under the above described repurchase plan:

In Thousands, Except Shares Amounts	Shares	Amount

First quarter	849,648	$92,626
Second quarter	312,788	34,716
Third quarter	1,399,686	132,176
Fourth quarter	-	-
Total	2,562,122	$259,518

The components of Accumulated Other Comprehensive Loss:

In Thousands	2015	2014

Unrealized gain (loss) on derivative contracts	$(22,941)	$(14,179)
Tax effect	6,036	3,890
	(16,905)	(10,289)

Pension and post-retirement obligations	(99,724)	(90,225)
Tax effect	33,775	30,072
	(65,949)	(60,153)

Currency translation adjustment	(225,974)	(61,135)
Accumulated other comprehensive loss	$(308,828)	$(131,577)

NOTE 14:  Acquisitions

On January 31, 2015, the Company acquired the defense, aerospace and training display (DAT) business of Belgium-based Barco N.V. (Barco) for €150 million, or approximately $171 million, in cash before a working capital adjustment of approximately $15 million.  The working capital adjustment decreased the purchase price and was received in the fourth quarter of fiscal 2015.  The Company incurred a $2.9 million foreign currency exchange loss in the funding of the acquisition in the first quarter of fiscal 2015.  Acquisition related costs of $3.4 million have been recognized as selling, general and administrative expense.  The DAT acquisition contributed $82.5 million in sales and a $16.0 million operating loss in fiscal year 2015.  The Company financed the acquisition primarily using international cash reserves, with the balance funded by borrowings under its existing credit facility.  The DAT business develops and manufactures visualization solutions for a variety of demanding defense and commercial aerospace applications and is included in our Avionics & Controls segment.

The following summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.  The fair value adjustment for inventory was $7.0 million, which will be recognized as cost of goods sold over eight months, the estimated inventory turnover.  The fair value of acquired programs represented the value of visualization solutions sold under long-term supply agreements with aerospace companies, military contractors, and OEM manufacturers using similar technology.  The valuation of the program included the values of program-specific technology, the backlog of contracts, and the relationship with customers which lead to potential future contracts.  The valuation of the programs was based upon the discounted cash flow at a market-based discount rate.  The purchase price includes the value of existing technologies, the introduction of new technologies, and the addition of new customers.  These factors resulted in recording goodwill of $48.5 million.  A substantial portion of the amount allocated to goodwill is deductible for income tax purpose.

In Thousands
As of January 31, 2015

Current assets	$80,400
Property, plant and equipment	6,206
Intangible assets subject to amortization
Programs (15 year average useful life)	56,455
Programs (3 year average useful life)	677
Trade name (3 year average useful life)	226
Goodwill	48,537
Other assets	3,401
Total assets acquired	195,902

Current liabilities assumed	34,006
Long-term liabilities assumed	5,921
Net assets acquired	$155,975

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

The above acquisitions were accounted for under the purchase method of accounting, and the results of operations were included from the effective date of each acquisition.

NOTE 15:  Restructuring

On December 5, 2013, the Company announced the acceleration of its plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions.  The costs are mainly for exit and relocation of facilities, losses on the write off of certain property, plant and equipment, and severance.

In fiscal 2015, restructuring expense totaled $11.7 million, as more fully described in the following table:

In Thousands		Write Off of
	Exit &	Property,
	Relocation	Plant &
	of Facilities	Equipment	Severance	Total

Cost of sales	$4,274	$115	$694	$5,083
Restructuring charges	4,524	542	1,573	6,639
Total	$8,798	$657	$2,267	$11,722

In fiscal 2014, restructuring expense totaled $20.4 million, as more fully described in the following table:

In Thousands		Write Off of
	Exit &	Property,
	Relocation	Plant &
	of Facilities	Equipment	Severance	Total

Cost of sales	$6,529	$217	$-	$6,746
Restructuring charges	5,346	2,585	5,711	13,642
Total	$11,875	$2,802	$5,711	$20,388

The Company has recorded an accrued liability of $5.2 million and $5.9 million for these activities as of the end of fiscal 2015 and 2014, respectively:

In Thousands	Accrued
Liabilities

Beginning Balance as of October 25, 2013	$-
Amounts accrued and incurred	20,388
Amounts paid	(11,688)
Write-off	(2,585)
Currency translation adjustment	(200)
Balance as of October 31, 2014	5,915

Amounts accrued and incurred	11,722
Amounts paid	(11,563)
Write-off	(657)
Currency translation adjustment	(227)
Ending Balance as of October 2, 2015	$5,190

NOTE 16:  Discontinued Operations

The Company’s board of directors approved the plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; a small distribution business; and a small manufacturing business. These businesses were not separate reporting units as defined under U.S. GAAP, and there was no indicator of impairment requiring an impairment test of their corresponding reporting units’ goodwill or these businesses’ long-lived assets.  Based upon the estimated fair values, we incurred an estimated after-tax loss of $31.2 million and $49.5 million in fiscal 2015 and 2014, respectively, on the assets held for sale in discontinued operations.

On June 5, 2015, the Company sold Eclipse for $7.9 million and retained ownership of the land, building and building improvements, which are held for sale.  In addition, on July 20, 2015, the Company sold PA&E for $22.3 million.  Principle assumptions used in measuring the estimated after-tax loss included estimated selling price of the discontinued business, discount rates, industry growth rates, and pricing of comparable transactions in the market.

The Company recorded an expense related to environmental remediation at a previously sold business for which the Company provided indemnification of $2.1 million in fiscal 2015, $0.8 million in fiscal 2014, and $2.0 million in fiscal 2013.  The liability for this environmental obligation was $1.6 million and $1.5 million at October 2, 2015, and October 31, 2014, respectively.  Remediation costs paid in fiscal 2015, 2014 and 2013 were $2.0 million, $0.7 million and $0.6 million, respectively.

The results of discontinued operations for the last three fiscal years were the following:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

2015
Net Sales	$40,952	$18,684	$12,883	$-	$72,519

Operating earnings (loss)	(5,727)	3,270	(5,527)	(2,120)	(10,104)
Loss on net assets held for sale	(18,864)	(229)	(12,061)	-	(31,154)
Tax expense (benefit)	(3,002)	626	(1,104)	(725)	(4,205)
Income (loss) from discontinued operations	$(21,589)	$2,415	$(16,484)	$(1,395)	$(37,053)

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

2014
Net Sales	$55,447	$22,479	$25,886	$-	$103,812

Operating earnings (loss)	(5,546)	(181)	(11,637)	(845)	(18,209)
Loss on net assets held for sale	(18,489)	(12,675)	(18,308)	-	(49,472)
Tax expense (benefit)	(1,935)	(523)	(2,316)	(296)	(5,070)
Income (loss) from discontinued operations	$(22,100)	$(12,333)	$(27,629)	$(549)	$(62,611)

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

2013
Net Sales	$54,001	$25,599	$23,495	$-	$103,095

Operating earnings (loss)	(4,955)	1,566	(2,420)	(2,000)	(7,809)
Tax expense (benefit)	(2,092)	689	(1,315)	(700)	(3,418)
Income (loss) from discontinued operations	$(2,863)	$877	$(1,105)	$(1,300)	$(4,391)

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at October 2, 2015, are comprised of the following:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Total

Accounts receivable, net	$5,360	$-	$1,546	$6,906
Inventories	14,763	-	5,841	20,604
Prepaid expenses	156	-	185	341
Deferred income tax benefits	-	-	-	-
Income tax refundable	-	-	-	-
Current Assets of Businesses Held for Sale	$20,279	$-	$7,572	$27,851

Net Property, plant and equipment	$5,474	$-	$12,199	$17,673
Intangibles, net	945	-	4,928	5,873
Deferred income tax benefits	(147)	-	-	(147)
Other assets	-	-	1,518	1,518
Non-Current Assets of Businesses Held for Sale	$6,272	$-	$18,645	$24,917

Accounts payable	$1,878	$-	$4,837	$6,715
Accrued liabilities	8,340	-	2,051	10,391
Current Liabilities of Businesses Held for Sale	$10,218	$-	$6,888	$17,106

Deferred income tax liabilities	$-	$-	$194	$194
Other liabilities	2,215	-	-	2,215
Non-Current Liabilities of Businesses Held for Sale	$2,215	$-	$194	$2,409

Net Assets of Businesses Held for Sale	$14,118	$-	$19,135	$33,253

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at October 31, 2014, are comprised of the following:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Total

Accounts receivable, net	$5,154	$3,752	$2,106	$11,012
Inventories	12,646	7,972	5,258	25,876
Prepaid expenses	408	86	335	829
Deferred income tax benefits	671	680	-	1,351
Income tax refundable	-	-	2,378	2,378
Current Assets of Businesses Held for Sale	$18,879	$12,490	$10,077	$41,446

Net Property, plant and equipment	$4,949	$4,105	$19,839	$28,893
Intangibles, net	22,228	10,659	8,327	41,214
Deferred income tax benefits	-	(30)	-	(30)
Other assets	-	-	1,600	1,600
Non-Current Assets of Businesses Held for Sale	$27,177	$14,734	$29,766	$71,677

Accounts payable	$2,194	$873	$6,326	$9,393
Accrued liabilities	1,765	1,008	2,025	4,798
Current Liabilities of Businesses Held for Sale	$3,959	$1,881	$8,351	$14,191

Deferred income tax liabilities	$11,084	$6,243	$1,537	$18,864
Other liabilities	-	-	12	12
Non-Current Liabilities of Businesses Held for Sale	$11,084	$6,243	$1,549	$18,876

Net Assets of Businesses Held for Sale	$31,013	$19,100	$29,943	$80,056

NOTE 17:  Business Segment Information

The Company’s businesses are organized and managed in three reporting segments: Avionics & Controls, Sensors & Systems and Advanced Materials.  Operating segments within each reporting segment are aggregated.  Operations within the Avionics & Controls segment focus on integrated cockpit systems, technology interface systems for commercial and military aircraft, and similar devices for land- and sea-based military vehicles, visualization solutions for defense and commercial applications, secure communication systems, military audio and data products, specialized medical equipment and other industrial applications.  Sensors & Systems includes operations that produce high-precision temperature and pressure sensors, electrical power switching, electrical interconnection systems, and other related systems principally for aerospace and defense customers.  The Advanced Materials segment focuses on thermally engineered components for critical aerospace applications, high-performance elastomer products used in a wide range of commercial aerospace and military applications, and combustible ordnance and warfare countermeasure devices.  All segments include sales to domestic, international, defense and commercial customers.

Geographic sales information is based on product origin.  The Company evaluates these segments based on segment profits prior to net interest, other income/expense, corporate expenses and federal/foreign income taxes.

Details of the Company’s operations by business segment for the last three fiscal years were as follows:

	Eleven Months Ended		Twelve Months Ended
In Thousands	2015	2014	2014	2013
		(Unaudited)
Sales
Avionics & Controls	$727,801	$668,595	$766,838	$717,656
Sensors & Systems	633,446	689,850	771,369	676,331
Advanced Materials	413,202	442,682	491,264	472,672
	$1,774,449	$1,801,127	$2,029,471	$1,866,659

Earnings from Continuing Operations
Avionics & Controls [1]	$65,910	$92,227	$119,649	$108,186
Sensors & Systems	71,787	73,653	86,101	88,130
Advanced Materials	80,951	94,450	104,833	109,556
Segment Earnings	218,648	260,330	310,583	305,872

Corporate expense	(74,166)	(60,332)	(68,297)	(62,166)
Other income	12,503	-	-	-
Interest income	578	501	555	535
Interest expense	(30,090)	(29,986)	(33,010)	(39,637)
Loss on extinguishment of debt	(11,451)	(533)	(533)	(946)
	$116,022	$169,980	$209,298	$203,658

[1]	Fiscal 2013 includes a $3.5 million impairment charge against Racal Acoustics’ goodwill.

	Eleven Months Ended		Twelve Months Ended
In Thousands	2015	2014	2014	2013
		(Unaudited)
Capital Expenditures
Avionics & Controls [1]	$13,074	$8,233	$9,312	$13,430
Sensors & Systems	19,489	18,336	21,070	21,436
Advanced Materials [2]	14,324	11,722	13,629	18,183
Discontinued Operations	542	973	1,199	2,105
Corporate	1,912	374	468	181
	$49,341	$39,638	$45,678	$55,335

Depreciation and Amortization
Avionics & Controls	$33,415	$38,149	$35,604	$34,763
Sensors & Systems	37,250	41,139	43,507	40,033
Advanced Materials	17,474	18,140	20,217	20,031
Discontinued Operations	496	13,500	14,588	14,455
Corporate	1,940	1,921	2,111	2,850
	$90,575	$112,849	$116,027	$112,132

In Thousands		2015	2014	2013
Identifiable Assets
Avionics & Controls		$1,276,678	$1,125,850	$1,275,514
Sensors & Systems		1,116,282	1,240,153	1,282,219
Advanced Materials		493,968	498,984	560,681
Discontinued Operations		57,095	212,712	-
Corporate [3]		63,007	115,768	143,698
		$3,007,030	$3,193,467	$3,262,112

[1]	Excludes capital expenditures accounted for as a capitalized lease obligation of $11.7 million in fiscal 2013.
[2]	Excludes capital expenditures accounted for as a capitalized lease obligation of $2.8 million in fiscal 2014.
[3]	Primarily cash and deferred tax assets (see Note 9).

The Company’s operations by geographic area for the last three fiscal years were as follows:

	Eleven
	Months
	Ended	Twelve Months Ended
In Thousands	2015	2014	2013

Sales [1]
Domestic
Unaffiliated customers - U.S.	$706,586	$763,345	$736,012
Unaffiliated customers - export	168,459	218,955	179,086
Intercompany	58,039	32,515	31,202
	933,084	1,014,815	946,300
Canada
Unaffiliated customers	173,394	231,937	232,890
Intercompany	4,013	7,544	6,554
	177,407	239,481	239,444
France
Unaffiliated customers	364,882	460,836	423,774
Intercompany	42,903	60,763	39,745
	407,785	521,599	463,519
United Kingdom
Unaffiliated customers	242,077	266,570	223,735
Intercompany	23,769	22,846	26,402
	265,846	289,416	250,137
All other Foreign
Unaffiliated customers	119,051	87,828	71,162
Intercompany	125,386	42,686	44,829
	244,437	130,514	115,991

Eliminations	(254,110)	(166,354)	(148,732)
	$1,774,449	$2,029,471	$1,866,659

	Eleven
	Months
	Ended	Twelve Months Ended
In Thousands	2015	2014	2013
Segment Earnings [2]
Domestic	$121,052	$178,029	$172,374
Canada	19,133	33,599	42,963
France	51,599	50,750	49,042
United Kingdom	28,826	38,686	31,380
All other foreign	(1,962)	9,519	10,113
	$218,648	$310,583	$305,872

	2015	2014	2013
Identifiable Assets [3]
Domestic	$933,631	$1,028,879	$1,020,952
Canada	458,635	514,520	533,559
France	747,660	839,467	918,592
United Kingdom	501,969	555,620	515,090
All other foreign	302,128	139,213	130,221
	$2,944,023	$3,077,699	$3,118,414

[1]	Based on country from which the sale originated and the sale was recorded.
[2]	Before corporate expense, shown on page 78.
[3]	Excludes corporate, shown on page 78.

The Company’s foreign operations consist of manufacturing facilities located in Belgium, Canada, China, the Dominican Republic, France, Germany, India, Mexico, Morocco, and the United Kingdom, and include sales and service operations located in Brazil, China, Japan, and Singapore.  Intercompany sales are at prices comparable with sales to unaffiliated customers.  U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 9.9% and 1.0%, respectively, in fiscal 2015 and 2.6% of consolidated sales.  In fiscal 2014, the U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 14.7% and 1.7%, respectively, and 4.0% of consolidated sales.  In fiscal 2013, the U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 19.6% and 3.1%, respectively, and 6.0% of consolidated sales.

Product lines contributing sales of 10% or more of total sales in any of the last three fiscal years were as follows:

	2015	2014	2013

Connectors	16%	18%	16%
Avionics	10%	10%	11%

NOTE 18:  Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly financial information:

In Thousands, Except Per Share Amounts

Fiscal Year 2015	Fourth	Third	Second	First

Net sales	$349,627	$490,022	$494,042	$440,758
Gross profit	114,165	168,606	162,590	144,032

Earnings from continuing operations	20,704	29,868	21,498	24,595
Loss from discontinued operations	(17,718)	(1,371)	(1,688)	(16,276)
Net earnings	$2,986	$28,497	$19,810	$8,319

Earnings (loss) per share - basic
Continuing operations	$0.70	$0.99	$0.69	$0.77
Discontinued operations	(0.60)	(0.05)	(0.05)	(0.51)
Earnings (loss) per share - basic	$0.10	$0.94	$0.64	$0.26

Earnings (loss) per share - diluted
Continuing operations	$0.69	$0.96	$0.68	$0.77
Discontinued operations	(0.59)	(0.04)	(0.05)	(0.51)
Earnings (loss) per share - diluted	$0.10	$0.92	$0.63	$0.26

Fiscal Year 2014	Fourth	Third	Second	First

Net sales	$541,544	$501,013	$505,757	$481,157
Gross profit	192,095	175,431	177,704	169,479

Earnings from continuing operations	51,364	39,377	40,316	33,972
Loss from discontinued operations	(54,836)	(469)	(3,412)	(3,894)
Net earnings	$(3,472)	$38,908	$36,904	$30,078

Earnings (loss) per share - basic
Continuing operations	$1.61	$1.23	$1.27	$1.07
Discontinued operations	(1.72)	(0.01)	(0.11)	(0.12)
Earnings (loss) per share - basic	$(0.11)	$1.22	$1.16	$0.95

Earnings (loss) per share - diluted
Continuing operations	$1.61	$1.20	$1.25	$1.05
Discontinued operations	(1.72)	(0.01)	(0.11)	(0.12)
Earnings (loss) per share - diluted	$(0.11)	$1.19	$1.14	$0.93

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods.  This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Esterline Technologies Corporation

We have audited the accompanying consolidated balance sheets of Esterline Technologies Corporation as of October 2, 2015, and October 31, 2014, and the related consolidated statements of operations, shareholders' equity, noncontrolling interests and comprehensive income (loss), and cash flows for the eleven months ended October 2, 2015 and the twelve months ended October 31, 2014, and October 25, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Esterline Technologies Corporation at October 2, 2015 and October 31, 2014, and the consolidated results of its operations and its cash flows for the eleven months ended October 2, 2015 and the twelve months ended October 31, 2014, and October 25, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Esterline Technologies Corporation's internal control over financial reporting as of October 2, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 25, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

November 25, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Esterline Technologies Corporation

We have audited Esterline Technologies Corporation’s internal control over financial reporting as of October 2, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Esterline Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the aerospace and defense display businesses acquired from Belgium-based Barco N.V. (DAT), which is included in the 2015 consolidated financial statements of Esterline Technologies Corporation and constituted $186.4 million and $137.6 million of total and net assets, respectively, as of October 2, 2015, and $82.5 million and $11.3 million of revenues and net loss, respectively, for the eleven months then ended. Our audit of internal control over financial reporting of Esterline Technologies Corporation also did not include an evaluation of the internal control over financial reporting of DAT.

In our opinion, Esterline Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of October 2, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balances sheets of Esterline Technologies Corporation as of October 2, 2015, and October 31, 2014, and the related consolidated statements of operations, shareholders’ equity, noncontrolling interests and comprehensive income (loss), and cash flows for the eleven months ended October 2, 2015, and the twelve months ended October 31, 2014, and October 25, 2013, of Esterline Technologies Corporation and our report dated November 25, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

November 25, 2015

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 2, 2015.  Based upon that evaluation, they concluded as of October 2, 2015, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of October 2, 2015, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of Esterline’s internal control over financial reporting as of October 2, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). On February 2, 2015, the Company completed the acquisition of the defense, aerospace and training display (DAT) businesses of Belgium-based Barco N.V. As permitted by applicable guidelines established by the Securities and Exchange Commission, our management excluded DAT operations from its assessment of internal control over financial reporting as of October 2, 2015.  DAT constituted approximately 6.71 percent of total assets as of October 2, 2015, and 4.65 percent of total sales for the period then ended. DAT operations will be included in the Company’s assessment for the fiscal year ending September 30, 2016.  Based on management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of October 2, 2015.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of internal control over financial reporting.  This report appears on page 83.

/s/ Curtis C. Reusser
Curtis C. Reusser
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer, and
Corporate Development
(Principal Financial Officer)

/s/ Gary J. Posner
Gary J. Posner
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Changes in Internal Control Over Financial Reporting

During the two months ended October 2, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

We hereby incorporate by reference the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Other Information as to Directors – Board and Board Committees,” and “Other Information as to Directors – Director Nominations and Qualifications” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on February 10, 2016.

Information regarding our executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

We hereby incorporate by reference the information set forth under “Other Information as to Directors – Director Compensation,” “Executive Compensation – Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on February 10, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on February 10, 2016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information set forth under “Certain Relationships and Related Transactions” and “Other Information as to Directors – Board and Board Committees” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on February 10, 2016.

Item 14.  Independent Registered Public Accounting Firm Fees and Services

We hereby incorporate by reference the information set forth under “Independent Registered Public Accounting Firm’s Fees” in the definitive form of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on February 10, 2016.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Our Consolidated Financial Statements are as set forth under Item 8 of this report on Form 10-K.

(a)(2) Financial Statement Schedules.

The following consolidated financial statement schedule of the Company is included as follows:

ESTERLINE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at	Charged			Balance
Reserve for Doubtful	Beginning	to Costs &			at End
Accounts Receivable	of Year	Expenses	Other [1,2]	Deductions [3]	of Year

Fiscal Years

2015	$10,023	$1,502	$378	$(1,854)	$10,049

2014	$9,215	$860	$349	$(401)	$10,023

2013	$9,029	$981	$-	$(795)	$9,215

[1]	Acquisition-related addition.
[2]	Reclassification to assets held for sale.
[3]	Uncollectible accounts written off, net of recoveries.

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
Robert D. George
Vice President,
Chief Financial Officer, and
Corporate Development
(Principal Financial Officer)

Dated:  November 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Curtis C. Reusser	Chairman, President and Chief	November 25, 2015
(Curtis C. Reusser)	Executive Officer (Principal Executive Officer)	Date
/s/ Robert D. George	Vice President, Chief Financial Officer,	November 25, 2015
(Robert D. George)	and Corporate Development (Principal Financial Officer)	Date
/s/ Gary J. Posner	Corporate Controller and Chief	November 25, 2015
(Gary J. Posner)	Accounting Officer (Principal Accounting Officer)	Date
/s/ Michael J. Cave	Director	November 25, 2015
(Michael J. Cave)		Date
/s/ Delores M. Etter	Director	November 25, 2015
(Delores M. Etter)		Date
/s/ Anthony P. Franceschini	Director	November 25, 2015
(Anthony P. Franceschini)		Date
/s/ Paul V. Haack	Director	November 25, 2015
(Paul V. Haack)		Date

/s/ Mary L. Howell	Director	November 25, 2015
(Mary L. Howell)		Date
/s/ Scott E. Kuechle	Director	November 25, 2015
(Scott E. Kuechle)		Date

/s/ James J. Morris	Director	November 25, 2015
(James J. Morris)		Date
/s/ Gary E. Pruitt	Director	November 25, 2015
(Gary E. Pruitt)		Date

Exhibit
Number		Exhibit Index

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

3.2

Amended and Restated By-laws of the Company, effective June 5, 2014.  (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 9, 2014 [Commission File Number 1-6357].)

4.1

Indenture dated April 8, 2015, relating to TA Mfg Limited’s 3.625% Senior Notes due 2023.  (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2015 [Commission File Number 1-6357].)

10.1

Seventh Amendment dated as of April 9, 2015, among Esterline Technologies Corporation, the foreign borrowers party thereto, the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders thereto.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2015 [Commission File Number 1-6357].)

10.2	*

Esterline Technologies Corporation Supplemental Retirement Income Plan.  (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.3	*	Esterline Technologies Corporation Fiscal Year 2015 Annual Incentive Compensation Plan.

10.4	*	Esterline Technologies Corporation Long-Term Incentive Performance Share Plan, for fiscal years 2015 – 2017.

10.5	*

Esterline Technologies Corporation Long-Term Incentive Plan, for fiscal years 2014 – 2016.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 [Commission File Number 1-6357].)

10.6	*

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

10.10	*	Esterline Technologies Corporation 2013 Equity Incentive Plan, as amended and restated effective September 17, 2015.

10.11	*

Form of Global Stock Option Agreement for Esterline Technologies Corporation Amended and Restated 2004 Equity Incentive Plan.  (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013 [Commission File Number 1-6357].)

Exhibit
Number		Exhibit Index

10.12	*

Form of Restricted Stock Unit Option Agreement for Esterline Technologies Corporation Amended and Restated 2004 Equity Incentive Plan.  (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013  [Commission File Number 1-6357].)

10.13	*

Form of Global Stock Option Agreement for Esterline Technologies Corporation 2013 Equity Incentive Plan.  (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2015 [Commission File Number 1-6357].)

10.14	*

Form of Restricted Stock Unit Options Agreement for Esterline Technologies Corporation 2013 Equity Incentive Plan.  (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2015 [Commission File Number 1-6357].)

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

Restricted Stock Unit Agreement between Curtis C. Reusser and Esterline Technologies Corporation dated October 28, 2013.  (Incorporated b reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2014 [Commission File Number 1-6357].)

10.19	*	Executive Officer Amended and Restated Termination Protection Agreement.

10.20	*

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

10.22	*

Relocation Agreement Between Alain M. Durand and Esterline Technologies Corporation dated June 19, 2014.  (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2015 [Commission File Number 1-6357].)

10.23	*

Retirement Transition Agreement and Release between Esterline Technologies Corporation and Frank Houston effective August 14, 2015.  (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2015 [Commission File Number 1-6357].)

10.24	*

Transition Agreement and Release between Esterline Technologies Corporation and Alain Durand effective August 14, 2015.  (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 13, 2015 [Commission File Number 1-6357].)

10.25	*

Offer Letter from Esterline Technologies Corporation to Roger Ross dated July 27, 2015.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2015 [Commission File Number 1-6357].)

10.26	*

Promotion Letter from Esterline Technologies Corporation to Marcia Mason dated August 1, 2012.  (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013 [Commission File Number 1-6357].)

Exhibit
Number		Exhibit Index

10.27	*

Promotion Letter from Esterline Technologies Corporation to Albert Yost dated November 16, 2009.  (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013 [Commission File Number 1-6357].)

10.28	*

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

10.30

Industrial and Build-to-Suit Purchase and Sale Agreement between The Newhall Land and Farming Company, Esterline Technologies Corporation and TA Mfg. Co., dated February 13, 1997, including Amendments, relating to premises located at 28065 West Franklin Parkway, Valencia, CA.  (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

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

10.38

Lease Agreement between Capstone PF LLC and Korry Electronics Co. dated as of March 26, 2008.  (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2008 [Commission File Number 1-6357].)

10.39

Exhibit C to Lease Agreement between Capstone PF LLC and Korry Electronics Co. dated as of March 26, 2008.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.40

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

10.43

First and Second Amendment to Office Lease Agreement between City Center Bellevue Property LLC, a Delaware limited partnership, and Esterline Technologies Corporation, a Delaware corporation, dated April 14, 2011, and May 4, 2011.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2011 [Commission File Number 1-6357].)

10.44

First Amendment to Lease between The Prudential Insurance Company of America and Mason Electric, Co. dated July 29, 2004.  (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2013 [Commission File Number 1-6357].)

10.45

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

10.47

Consent Agreement between Esterline Technologies Corporation and the U.S. Department of State Bureau of Political Military Affairs filed on March 6, 2014.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2014 [Commission File Number 1-6357].)

10.48

Amended and Restated Master Acquisiton Agreement by and among Barco NV, Barco Inc., Barco Integrated Solutions NV and Esterline Technologies Corporation dated as of November 14, 2014.  (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2014 [Commission File Number 1-6357].)

10.49

Third Amendment to Office Lease Agreement between City Center Bellevue Property LLC, a Delaware limited partnership, and Esterline Technologies Corporation, a Delaware corporation, dated August 19, 2013.

10.50	Deed, by and among, Sheldon Friendly Society, Darchem Engineering Limited, and Darchem Holdings Limited dated March 25, 2008.

Exhibit
Number	Exhibit Index

11.1	Schedule setting forth computation of earnings per share for the five fiscal years ended October 2, 2015.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*  Indicates management contract or compensatory plan or arrangement.