Form 10-Q
period 2016-01-01
ESTERLINE TECHNOLOGIES CORP
filed 2016-02-05
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2016.

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

As of February 2, 2016, 29,629,812 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of January 1, 2016 and October 2, 2015

(In thousands, except share amounts)

	January 1,	October 2,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$200,891	$191,355
Accounts receivable, net of allowances of $8,375 and $10,050	342,008	380,748
Inventories
Raw materials and purchased parts	171,157	169,153
Work in progress	178,242	181,187
Finished goods	97,873	96,428
	447,272	446,768

Income tax refundable	12,224	12,575
Deferred income tax benefits	42,124	41,082
Prepaid expenses	21,216	23,008
Other current assets	7,072	5,427
Current assets of businesses held for sale	25,721	27,851
Total Current Assets	1,098,528	1,128,814

Property, Plant and Equipment	732,748	729,317
Accumulated depreciation	425,162	419,918
	307,586	309,399

Other Non-Current Assets
Goodwill	1,019,506	1,041,991
Intangibles, net	429,250	452,040
Deferred income tax benefits	27,636	28,979
Other assets	14,413	14,348
Non-current assets of businesses held for sale	22,403	24,917
Total Assets	$2,919,322	$3,000,488

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of January 1, 2016 and October 2, 2015

(In thousands, except share amounts)

	January 1,	October 2,
	2016	2015
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$116,025	$117,976
Accrued liabilities	245,997	259,734
Current maturities of long-term debt	16,947	13,376
Federal and foreign income taxes	1,721	2,404
Current liabilities of businesses held for sale	18,047	17,106
Total Current Liabilities	398,737	410,596

Long-Term Liabilities
Credit facilities	150,000	160,000
Long-term debt, net of current maturities	681,358	701,457
Deferred income tax liabilities	67,920	73,849
Pension and post-retirement obligations	72,435	75,019
Other liabilities	30,910	29,367
Non-current liabilities of businesses held for sale	642	2,409

Shareholders' Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued 32,450,534 and 32,378,185 shares	6,490	6,476
Additional paid-in capital	687,750	682,479
Treasury stock at cost, repurchased 2,831,350 shares	(289,780)	(289,780)
Retained earnings	1,452,204	1,447,120
Accumulated other comprehensive loss	(349,659)	(308,828)
Total Esterline Shareholders' Equity	1,507,005	1,537,467
Noncontrolling interests	10,315	10,324
Total Shareholders' Equity	1,517,320	1,547,791
Total Liabilities and Shareholders' Equity	$2,919,322	$3,000,488

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the Three Month Periods Ended January 1, 2016 and December 26, 2014

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	January 1,	December 26,
	2016	2014
		(Recast)

Net Sales	$441,477	$504,611
Cost of Sales	303,758	326,370
	137,719	178,241
Expenses
Selling, general & administrative	94,091	98,016
Research, development and engineering	25,575	23,531
Restructuring charges	931	3,293
Total Expenses	120,597	124,840

Operating Earnings from Continuing Operations	17,122	53,401
Interest Income	(87)	(184)
Interest Expense	7,216	8,082

Earnings from Continuing Operations Before Income Taxes	9,993	45,503
Income Tax Expense (Benefit)	(33)	10,974
Earnings from Continuing Operations Including Noncontrolling Interests	10,026	34,529

Loss (Earnings) Attributable to Noncontrolling Interests	(162)	17
Earnings from Continuing Operations Attributable to Esterline, Net of Tax	9,864	34,546

Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(4,780)	(5,947)

Net Earnings Attributable to Esterline	$5,084	$28,599

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$0.33	$1.09
Discontinued operations	(0.16)	(0.19)
Earnings (Loss) Per Share Attributable to Esterline - Basic	$0.17	$0.90

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$0.33	$1.06
Discontinued operations	(0.16)	(0.18)
Earnings (Loss) Per Share Attributable to Esterline - Diluted	$0.17	$0.88

Comprehensive Income (Loss)	$(35,747)	$(37,841)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Month Periods Ended January 1, 2016 and December 26, 2014

(Unaudited)

(In thousands)

	January 1,	December 26,
	2016	2014
		(Recast)

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$5,246	$28,582
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	24,171	29,556
Deferred income taxes	(5,902)	(5,572)
Share-based compensation	3,328	2,900
Loss on assets held for sale	2,517	-
Working capital changes, net of effect of acquisitions:
Accounts receivable	31,763	(14,623)
Inventories	(8,011)	(6,103)
Prepaid expenses	1,489	(3,538)
Other current assets	(2,979)	486
Accounts payable	(491)	13,530
Accrued liabilities	(12,888)	10,457
Federal and foreign income taxes	(1,608)	(424)
Other liabilities	(488)	2,071
Other, net	4,505	2,248
	40,652	59,570

Cash Flows Provided (Used) by Investing Activities
Purchase of capital assets	(14,862)	(15,096)
	(14,862)	(15,096)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	1,481	4,493
Excess tax benefits from stock option exercises	476	908
Shares repurchased	-	(48,631)
Repayment of long-term credit facilities	(10,000)	(10,000)
Repayment of long-term debt	(3,192)	(3,959)
Proceeds from issuance of long-term credit facilities	-	35,000
	(11,235)	(22,189)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(5,019)	(8,055)
Net Increase (Decrease) in Cash and Cash Equivalents	9,536	14,230

Cash and Cash Equivalents - Beginning of Year	191,355	213,251
Cash and Cash Equivalents - End of Period	$200,891	$227,481

Supplemental Cash Flow Information:
Cash paid for interest	$10,361	$2,521
Cash paid for taxes	5,256	13,405

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Periods Ended January 1, 2016 and December 26, 2014

Note 1 – Basis of Presentation

The consolidated balance sheet as of January 1, 2016, the consolidated statement of operations and comprehensive income (loss) for the three month periods ended January 1, 2016, and December 26, 2014, and the consolidated statement of cash flows for the three month periods ended January 1, 2016, and December 26, 2014, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the above statements do not include all of the footnotes required for complete financial statements.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

The notes to the consolidated financial statements in the Company’s Transition Report on Form 10-K for the eleven months ended October 2, 2015, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year.  Moreover, the Company’s first fiscal quarter, October through December, includes significant holiday periods in both Europe and North America.

Note 2 – Change in Fiscal Year End

On June 5, 2014, the Company’s board of directors authorized a change in the Company’s fiscal year end to the last Friday of September from the last Friday in October.  The Company reported its financial results for the 11-month transition period of November 1, 2014, through October 2, 2015, on the Transition Report on Form 10-K and thereafter will file its annual report for each 12-month period ending the last Friday of September of each year, beginning with the 12-month period ending September 30, 2016.  Refer to the Transition Report on Form 10-K for the eleven months ended October 2, 2015, for additional information regarding the Company’s fiscal year change.

The prior year Consolidated Statement of Operations and Comprehensive Income (Loss) and the Consolidated Statement of Cash Flows for the three month period ended December 26, 2014, have been recast to align to the Company’s new quarter end.

Note 3 – Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued new guidance requiring all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet instead of separating those balances into current and noncurrent amounts. The new guidance is effective for the Company in fiscal year 2018, with early adoption permitted.

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

Note 4 – Earnings Per Share and Shareholders’ Equity

Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year.  Diluted earnings per share includes the dilutive effect of stock options and restricted stock units.  Common shares issuable from stock options excluded from the calculation of diluted earnings per share because they were anti-dilutive were 610,700 and 132,400 in the first fiscal quarter of 2016 and 2015, respectively.  Shares used for calculating earnings per share are disclosed in the following table:

In Thousands	Three Months Ended
	January 1,	December 26,
	2016	2014
		(Recast)

Shares used for basic earnings per share	29,582	31,790
Shares used for diluted earnings per share	29,939	32,364

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value).  As of January 1, 2016, and October 2, 2015, there were no shares of preferred stock or serial preferred stock outstanding.

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

The Company did not repurchase any shares under this program during the three months ended January 1, 2016.  During the three months ended December 26, 2014, the Company repurchased 448,002 shares under this program at an average price paid per share of $108.55, for an aggregate purchase price of $48.6 million.

Changes in issued and outstanding common shares are summarized as follows:

	Three Months Ended	Year Ended
	January 1,	October 2,
	2016	2015
Shares Issued:
Balance, beginning of year	32,378,185	32,123,717
Shares issued under share-based compensation plans	72,349	254,468
Balance, end of current period	32,450,534	32,378,185

Treasury Stock:
Balance, beginning of year	(2,831,350)	(269,228)
Shares purchased	-	(2,562,122)
Balance, end of current period	(2,831,350)	(2,831,350)

Shares outstanding, end of period	29,619,184	29,546,835

The components of Accumulated Other Comprehensive Gain (Loss):

In Thousands	January 1,	October 2,
	2016	2015

Unrealized gain (loss) on derivative contracts	$(27,114)	$(22,941)
Tax effect	7,321	6,036
	(19,793)	(16,905)

Pension and post-retirement obligations	(97,448)	(99,724)
Tax effect	33,017	33,775
	(64,431)	(65,949)

Currency translation adjustment	(265,435)	(225,974)
Accumulated other comprehensive gain (loss)	$(349,659)	$(308,828)

Note 5 – Retirement Benefits

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

In Thousands	Three Months Ended
	January 1,	December 26,
	2016	2014
		(Recast)
Components of Net Periodic Cost
Service cost	$2,956	$2,702
Interest cost	4,393	4,364
Expected return on plan assets	(5,911)	(6,467)
Settlement	-	2,991
Amortization of prior service cost	115	18
Amortization of actuarial (gain) loss	1,476	1,211
Net periodic cost (benefit)	$3,029	$4,819

The Company amortizes prior service cost and actuarial gains and losses from accumulated other comprehensive income to expense over the remaining service period.

Note 6 – Fair Value Measurements

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at January 1, 2016, and October 2, 2015.

In Thousands	Level 2
	January 1,	October 2,
	2016	2015
Assets:
Derivative contracts designated as hedging instruments	$242	$1,386
Derivative contracts not designated as hedging instruments	173	189
Embedded derivatives	5,120	3,992

Liabilities:
Derivative contracts designated as hedging instruments	$27,672	$24,660
Derivative contracts not designated as hedging instruments	4,022	2,324
Embedded derivatives	466	380

In Thousands	Level 3
	January 1,	October 2,
	2016	2015
Liabilities:
Contingent purchase obligation	$3,750	$3,750

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

The Company’s contingent purchase obligation consists of additional contingent consideration in connection with the acquisition of Sunbank Family of Companies, LLC (Sunbank) of $3.75 million as of January 1, 2016, and as of October 2, 2015.  The contingent consideration will be payable to the sellers if certain performance objectives are met following the acquisition in accordance with the terms of the purchase agreement.  The values recorded on the balance sheet were derived from the estimated probability that the performance objectives will be met. The contingent purchase obligation is categorized as Level 3 in the fair value hierarchy.

Note 7 – Derivative Financial Instruments

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

The fair value of derivative instruments is presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements.  At January 1, 2016, and October 2, 2015, the Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral.  The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates.  These exposures arise primarily from purchases or sales of products and services from third parties.  Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies.  At January 1, 2016, and October 2, 2015, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $394.3 million and $402.9 million, respectively.  These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

Net Investment Hedge

In April 2015, the Company issued €330.0 million in 3.625% Senior Notes due April 2023 (2023 Notes) and requiring semi-annual interest payments in April and October each year until maturity.  The Company designated the 2023 Notes and accrued interest as a hedge of the investment of certain foreign business units.  The foreign currency gain or loss that is effective as a hedge is reported as a component of other comprehensive income (loss) in shareholders’ equity.  To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings.  There was no ineffectiveness of the hedge since inception.

Fair Value of Derivative Instruments

Fair value of derivative instruments in the Consolidated Balance Sheet at January 1, 2016, and October 2, 2015, consisted of:

In Thousands		Fair Value
		January 1,	October 2,
	Classification	2016	2015
Foreign Currency Forward Exchange Contracts:
	Other current assets	$345	$1,527
	Other assets	70	48
	Accrued liabilities	23,995	20,688
	Other liabilities	7,699	6,296

Embedded Derivative Instruments:
	Other current assets	$3,881	$2,913
	Other assets	1,239	1,079
	Accrued liabilities	400	351
	Other liabilities	66	29

The effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three month periods ended January 1, 2016, and December 26, 2014, consisted of:

Fair Value Hedges and Embedded Derivatives

We recognized the following gains (losses) on contracts designated as fair value hedges and embedded derivatives:

In Thousands	Three Months Ended
Gain (Loss)	January 1,	December 26,
	2016	2014
		(Recast)
Embedded derivatives:
Recognized in sales	$1,154	$1,501

Cash Flow Hedges

We recognized the following gains (losses) on contracts designated as cash flow hedges:

In Thousands	Three Months Ended
Gain (Loss)	January 1,	December 26,
	2016	2014
		(Recast)
Foreign currency forward exchange contracts:
Recognized in AOCI (effective portion)	$2,901	$(1,703)
Reclassified from AOCI into sales	(7,074)	(4,377)

Net Investment Hedges

We recognized the following gains (losses) on contracts designated as net investment hedges:

In Thousands	Three Months Ended
Gain (Loss)	January 1,	December 26,
	2016	2014
		(Recast)
2023 Notes and Accrued Interest:
Recognized in AOCI	$11,533	$-

During the first three months of fiscal 2016 and 2015, the Company recorded losses of $2.4 million and $6.7 million, respectively, on foreign currency forward exchange contracts that have not been designated as accounting hedges.  These foreign currency exchange losses are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first three months of fiscal 2016 and 2015.  In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first three months of fiscal 2016 and 2015.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles.  The Company expects to reclassify approximately $21.5 million of net loss into earnings over the next 12 months.  The maximum duration of the Company’s foreign currency cash flow hedge contracts at January 1, 2016, is 24 months.

Note 8 – Income Taxes

The income tax rate was a 0.3% benefit compared with a 24.1% expense in the first fiscal quarter of 2016 and 2015, respectively.  In the first fiscal quarter of 2016, the Company recognized $1.9 million of discrete tax benefits principally related to three items.  The first was approximately $1.3 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.  The second was approximately $1.3 million of discrete tax benefit due to the retroactive extension of the U.S. federal research and experimentation credits.  The third was a $0.7 million tax expense due to income tax return to provision adjustments.  In the first fiscal quarter of 2015, the Company recognized $0.7 million of discrete tax benefits due to income tax return to provision adjustments.  The income tax rate differed from the statutory rate in the first fiscal quarters of 2016 and 2015, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $1.1 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.

Note 9 – Debt

U.S. Credit Facility

On April 9, 2015, the Company amended its secured credit facility to extend the maturity to April 9, 2020, increase the amount available for borrowing under the secured revolving credit facility to $500 million, and provide for a delayed-draw term loan facility of $250 million (U.S. Term Loan, due 2020).  The Company recorded $2.3 million in debt issuance costs.  The credit facility is secured by substantially all the Company’s assets and interest is based on standard inter-bank offering rates.  The interest rate ranges from LIBOR plus 1.25% to LIBOR plus 2.00%, depending on the leverage ratios at the time the funds are drawn.  At January 1, 2016, the Company had $150.0  million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.50%, which ranged from 1.77% to 1.92%.

U.S. Term Loan, due July 2016

In April 2013, the Company amended the secured credit facility to provide for a $175.0 million term loan (U.S. Term Loan, due 2016).  On April 8, 2015, the Company paid off the $175 million U.S. Term Loan, due 2016.  In connection with the repayment, the Company wrote off $0.3 million in unamortized debt issuance costs as a loss on extinguishment of debt in the third fiscal quarter of 2015.

U.S. Term Loan, due April 2020

On August 3, 2015, the Company borrowed $250 million under the U.S. Term Loan, due 2020 provided for under the amended secured credit facility.  The interest rate on the U.S. Term Loan, due 2020, ranges from LIBOR plus 1.25% to LIBOR plus 2.00%, depending on the leverage ratios at the time the funds are drawn.  At January 1, 2016, the interest rate was LIBOR plus 1.5%, which equaled 1.93%.  The loan amortizes at 1.25% of the original principal balance quarterly through March 2020, with the remaining balance due in April 2020.

7% Senior Notes, due August 2020

In August 2010, the Company issued $250.0 million in 7% Senior Notes, due August 2020 (2020 Notes) and which require semi-annual interest payments in March and September of each year until maturity.

On August 4, 2015, the proceeds from the U.S. Term Loan, due 2020 were used to redeem all of the 7% Senior Notes due 2020.  As part of the redemption, the Company incurred an $8.75 million redemption premium and wrote off $2.4 million in unamortized debt issuance costs as a loss on extinguishment of debt in the fourth fiscal quarter of 2015.

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

Based on quoted market prices, the fair value of the Company’s 2023 Notes was $348.5 million as of January 1, 2016 and $347.7 million as of October 2, 2015.  The carrying amount of the secured credit facility and the U.S. Term Loan, due 2020, approximate fair value.  The estimate of fair value for the 2023 Notes are based on Level 2 inputs as defined in the fair value hierarchy described.

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation.  The requirement to repay this advance is solely based on year-over-year commercial aviation revenue growth at CMC beginning in 2014.  Imputed interest on the advance was 3.832% at January 1, 2016.  The debt recognized was $41.5 million and $43.3 million as of January 1, 2016, and October 2, 2015, respectively.

In April 2015, FASB amended requirements related to the presentation of debt issuance costs.  The updated standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  The recognition and measurement of debt issuance costs are not affected by this amendment.  The Company adopted this updated standard during the quarter resulting in the reclassification of $6.3 million of debt issuance costs from other non-current assets to a reduction of the Company’s current maturities of long-term debt of $0.2 million and a reduction of the Company’s long-term debt of $6.1 million as of January 1, 2016.  The Company reclassified $6.5 million of debt issuance costs from other non-current assets to a reduction of the Company’s current maturities of long-term debt of $0.2 million and a reduction of the Company’s long-term debt of $6.3 million as of October 2, 2015.

Note 10 – Commitments and Contingencies

The Company is party to various lawsuits and claims, both as a plaintiff and defendant, and has contingent liabilities arising from the conduct of business, none of which, in the opinion of management, is expected to have a material effect on the Company’s financial position or results of operations.  The Company believes that it has made appropriate and adequate provisions for contingent liabilities.

As of January 1, 2016, and October 2, 2015, the Company had a liability of $1.3 million and $1.6 million, respectively, related to environmental remediation at a previously sold business for which the Company provided indemnification.

On March 5, 2014, the Company entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DTCC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations.  The Consent Agreement settled the pending ITAR compliance matter with the DTCC previously reported by the Company that resulted from voluntary reports the Company filed with DTCC that disclosed possible technical and administrative violations of the ITAR.  The Consent Agreement has a three-year term and provided for:  (i) a payment of $20 million, $10 million of which is suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures; (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training.

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

Note 11 – Employee Stock Plans

As of January 1, 2016, the Company had three share-based compensation plans, which are described below.  The compensation cost that has been charged against income for those plans was $3.3 million and $2.9 million for the first three months of fiscal 2016 and 2015, respectively.  During the first three months of fiscal 2016 and 2015, the Company issued 72,349 and 119,278 shares, respectively, under its share-based compensation plans.

Employee Stock Purchase Plan (ESPP)

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded.

Employee Sharesave Scheme

The Company offers shares under its employee sharesave scheme for U.K. employees.  This plan allows participants the option to purchase shares at a 5% discount of the market price of the stock as of the beginning of the offering period.  The term of these options is three years.  The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan.  Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  No options were granted during the first fiscal quarter of 2016 or 2015.

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 217,200 and 50,800 options to purchase shares in the three month periods ended January 1, 2016, and December 26, 2014, respectively.  The weighted-average grant date fair value of options granted during the three month periods ended January 1, 2016, and December 26, 2014, was $35.87 and $54.08 per share, respectively.

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

	Three Months Ended
	January 1,	December 26,
	2016	2014

Volatility	33.06 - 40.52%	40.73 - 41.89%
Risk-free interest rate	1.61 - 2.24%	1.43 - 2.00%
Expected life (years)	5 - 9	5 - 9
Dividends	0	0

The Company granted 33,400 and 13,500 restricted stock units in the three month periods ended January 1, 2016, and December 26, 2014, respectively.  The weighted-average grant date fair value of restricted stock units granted during the three month periods ended

January 1, 2016, and December 26, 2014, was $86.29 and $117.53 per share, respectively.  The fair value of each restricted stock unit granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.

Note 12 – Acquisitions

On January 31, 2015, the Company acquired the defense, aerospace and training display (DAT) business of Belgium-based Barco N.V. (Barco) for €150 million, or approximately $171 million, in cash before a working capital adjustment of approximately $15 million. The Company incurred a $2.9 million foreign currency exchange loss in the funding of the acquisition in fiscal 2015.  Acquisition related costs of $3.4 million were recognized as selling, general and administrative expense in fiscal 2015.  The Company financed the acquisition primarily using international cash reserves, with the balance funded by borrowings under its existing credit facility.  The DAT business develops and manufactures visualization solutions for a variety of demanding defense and commercial aerospace applications and is included in our Avionics & Controls segment.

The following summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.  The fair value adjustment for inventory was $7.0 million, which was recognized as cost of goods sold over eight months, the estimated inventory turnover.  The fair value of acquired programs represented the value of visualization solutions sold under long-term supply agreements with aerospace companies, military contractors, and OEM manufacturers using similar technology.  The valuation of the program included the values of program-specific technology, the backlog of contracts, and the relationship with customers which lead to potential future contracts.  The valuation of the programs was based upon the discounted cash flow at a market-based discount rate.  The purchase price includes the value of existing technologies, the introduction of new technologies, and the addition of new customers.  These factors resulted in recording goodwill of $48.5 million.  A substantial portion of the amount allocated to goodwill is not deductible for income tax purposes.

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

To take advantage of synergies across the Company, DAT will be further integrated with existing businesses.  As a result of these integration activities, the company incurred $3.6 million of integration expenses in the first fiscal quarter of 2016.

Note 13 – Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is as follows:

In Thousands	Three Months Ended
	January 1,	December 26,
	2016	2014
		(Recast)

Net earnings	$5,084	$28,599
Change in fair value of derivative financial instruments, net of tax (1)	(2,888)	(3,938)
Change in pension and post-retirement obligations, net of tax (2)	1,518	(6,504)
Currency translation adjustment	(39,461)	(55,998)
Comprehensive Income (Loss)	$(35,747)	$(37,841)

[1]	Net of tax benefit of $1,285 and $2,142 for the first fiscal quarter of 2016 and 2015, respectively.
[2]	Net of tax benefit (expense) of $(758) and $3,317 for the first fiscal quarter of 2016 and 2015, respectively.

Note 14 – Restructuring

On December 5, 2013, the Company announced the acceleration of its plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions.  The costs are for exit and relocation of facilities, losses on the write off of certain property, plant and equipment, and severance.  In the first three months of fiscal 2016, restructuring expense totaled $1.4 million.

In the recast first three months of fiscal 2015, restructuring expense totaled $5.5 million, as more fully described in the following table:

In Thousands		Write Off of
	Exit &	Property,
	Relocation	Plant &
	of Facilities	Equipment	Severance	Total

Cost of sales	$2,090	$135	$-	$2,225
Restructuring charges	2,065	361	867	3,293
Total	$4,155	$496	$867	$5,518

The Company has recorded an accrued liability of $4.8 million and $5.2 million for these activities as of January 1, 2016, and October 2, 2015, respectively.

Note 15 – Discontinued Operations

The Company’s board of directors previously approved the plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; a small distribution business; and a small manufacturing business.

On June 5, 2015, the Company sold Eclipse for $7.9 million and retained ownership of the land, building and building improvements, which are held for sale.  In addition, on July 20, 2015, the Company sold PA&E for $22.3 million.

During the first fiscal quarter of 2016 and 2015, the Company incurred a loss of $4.8 million and $5.9 million, respectively, on discontinued operations. For the first three months of fiscal 2016, a $2.2 million loss on assets held for sale at Advanced Materials was principally due the reduction of Wallop’s estimated selling price based upon lower expectations of earnings for the business and continuing negotiations with the buyer.  Principal assumptions used in measuring the estimated loss on assets held for sale included estimated selling price of the discontinued business, discount rates, industry growth rates, and pricing of comparable transactions in the market.

During the first three months of fiscal 2015, the Company recorded a $0.5 million increase in a liability related to environmental remediation at a previously sold business for which the Company provided indemnification.  A loss of $0.3 million, net of tax, is reflected in discontinued operations.

The operating results of the discontinued operations for the three month period ended January 1, 2016, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$5,582	$-	$2,484	$-	$8,066

Operating earnings (loss)	1,167	(156)	(3,746)	(4)	(2,739)
Gain (loss) on net assets held for sale	(270)	-	(2,247)	-	(2,517)
Tax expense (benefit)	413	-	(889)	-	(476)
Income (loss) from discontinued operations	$484	$(156)	$(5,104)	$(4)	$(4,780)

The operating results of the discontinued operations for the recast three month period ended December 26, 2014, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$14,162	$5,928	$3,441	$-	$23,531

Operating earnings (loss)	(845)	300	(6,985)	(508)	(8,038)
Gain (loss) on net assets held for sale	-	-	-	-	-
Tax expense (benefit)	(407)	148	(1,656)	(176)	(2,091)
Income (loss) from discontinued operations	$(438)	$152	$(5,329)	$(332)	$(5,947)

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at January 1, 2016, are comprised of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Accounts receivable, net	$3,799	$-	$2,287	$6,086
Inventories	12,436	-	6,918	19,354
Prepaid expenses	104	-	177	281
Current Assets of Businesses Held for Sale	$16,339	$-	$9,382	$25,721

Net property, plant and equipment	$5,413	$-	$10,618	$16,031
Intangibles, net	-	-	4,268	4,268
Deferred income tax benefits	(147)	-	777	630
Other assets	-	-	1,474	1,474
Non-Current Assets of Businesses Held for Sale	$5,266	$-	$17,137	$22,403

Accounts payable	$1,124	$-	$4,598	$5,722
Accrued liabilities	7,183	-	5,142	12,325
Current Liabilities of Businesses Held for Sale	$8,307	$-	$9,740	$18,047

Other liabilities	642	-	-	642
Non-Current Liabilities of Businesses Held for Sale	$642	$-	$-	$642

Net Assets of Businesses Held for Sale	$12,656	$-	$16,779	$29,435

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at October 2, 2015, were comprised of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Accounts receivable, net	$5,360	$-	$1,546	$6,906
Inventories	14,763	-	5,841	20,604
Prepaid expenses	156	-	185	341
Current Assets of Businesses Held for Sale	$20,279	$-	$7,572	$27,851

Net property, plant and equipment	$5,474	$-	$12,199	$17,673
Intangibles, net	945	-	4,928	5,873
Deferred income tax benefits	(147)	-	-	(147)
Other assets	-	-	1,518	1,518
Non-Current Assets of Businesses Held for Sale	$6,272	$-	$18,645	$24,917

Accounts payable	$1,878	$-	$4,837	$6,715
Accrued liabilities	8,340	-	2,051	10,391
Current Liabilities of Businesses Held for Sale	$10,218	$-	$6,888	$17,106

Deferred income tax liabilities	$-	$-	$194	$194
Other liabilities	2,215	-	-	2,215
Non-Current Liabilities of Businesses Held for Sale	$2,215	$-	$194	$2,409

Net Assets of Businesses Held for Sale	$14,118	$-	$19,135	$33,253

Note 16 – Business Segment Information

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

In Thousands	Three Months Ended
	January 1,	December 26,
	2016	2014
		(Recast)
Sales
Avionics & Controls	$186,245	$206,617
Sensors & Systems	152,430	182,894
Advanced Materials	102,802	115,100
	$441,477	$504,611

Earnings from Continuing Operations Before Income Taxes
Avionics & Controls	$9,413	$37,399
Sensors & Systems	12,784	17,458
Advanced Materials	12,990	21,555
Segment Earnings	35,187	76,412

Corporate expense	(18,065)	(23,011)
Interest income	87	184
Interest expense	(7,216)	(8,082)
	$9,993	$45,503

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

On June 5, 2014, we changed the Company’s fiscal year end to the last Friday of September from the last Friday in October.  We reported our financial results for the 11-month transition period of November 1, 2014, through October 2, 2015, on our Transition Report on Form 10-K, and thereafter we will file our annual report for the 12-month period ending the last Friday of September of each year, beginning with the 12-month period ending September 30, 2016.  Prior year results have been recast on a calendar quarter basis.  Refer to the Transition Report on Form 10-K for the eleven months ended October 2, 2015, for additional information regarding our fiscal year change.

Overview

We operate our businesses in three segments:  Avionics & Controls, Sensors & Systems and Advanced Materials.  Our segments are structured around our technical capabilities.  Sales in all segments include domestic, international, defense and commercial customers.

The Avionics & Controls segment includes avionics systems, control and communication systems, and interface technologies capabilities.  Avionics systems designs and develops cockpit systems integration and avionics solutions for commercial and military applications.  Control and communication systems designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles.  Additionally, control and communication systems designs and manufactures military audio and data products for severe battlefield environments and communication control systems to enhance security and aural clarity in military applications.  Our defense, aerospace and training display (DAT) business, which we acquired in January 2015 and will be integrated into our avionics systems and control and communication systems capabilities, develops and manufactures visualization solutions for a variety of demanding defense and commercial aerospace applications.  Interface technologies manufactures and develops custom control panels, input systems for medical, industrial, military and gaming industries.

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

Our current business and strategic plan focuses on the continued development of our products principally for aerospace and defense markets.  We are concentrating our efforts to expand our capabilities in these markets, to anticipate the global needs of our customers and to respond to such needs with comprehensive solutions.  These efforts focus on continuous research and new product development, acquisitions and strategic realignments of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering.

On January 31, 2015, we acquired the DAT business from Belgium-based Barco N.V. (Barco) for €150 million net of acquired cash, or approximately $171 million in cash.  A working capital adjustment of approximately $15 million was received from Barco in September 2015.  We financed the acquisition primarily using international cash reserves, with the balance funded by borrowings under our existing credit facility.  We incurred a $2.9 million foreign currency exchange loss in funding the acquisition at the end of the first fiscal quarter of 2015.  DAT employs roughly 600 people in Belgium, France, Israel, Singapore and the U.S., and the display business is included in our Avionics & Controls segment.

In September 2014, our board of directors approved a plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; and a small distribution business. These business units are reported as discontinued operations for all periods presented.  Based upon the estimated fair values, we incurred an estimated after-tax loss of $49.5 million in the fourth quarter of fiscal 2014 on the assets held for sale in discontinued operations.  During fiscal 2015, we approved a plan to sell a small manufacturing business included in our Avionics & Controls segment, which is reported as discontinued operations in all periods presented.  Loss on discontinued operations was $4.8 million and $5.9 million in the first fiscal quarter of 2016 and 2015, respectively.

On June 5, 2015, we sold Eclipse for $7.9 million.  We retained ownership of the land, building and building improvements, which are being held for sale.  In addition, on July 20, 2015, we sold PA&E for $22.3 million, and we sold the distribution business in the first fiscal quarter of 2016.

On June 19, 2014, our board of directors approved a share repurchase program and authorized the repurchase of up to $200 million of outstanding shares of common stock.  In March 2015, our board of directors authorized an additional $200 million for repurchase of outstanding shares of common stock under the program.  Under the program, the Company is authorized to repurchase up to $400 million of the outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  Since inception, we have repurchased 2,831,350 shares under this program at an average price paid per share of $102.35, for an aggregate purchase price of $289.8 million.  There were no shares repurchased in the first quarter of fiscal 2016.

In March 2014, we entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DDTC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations.  Among other things, the Consent Agreement required us to pay a $20 million penalty, of which $10 million was suspended and eligible for offset credit based upon verified expenditures for past and future remedial actions, and to continue to implement ongoing remedial measures related to ITAR compliance activities.  Compliance expense associated with these measures was $3.5 million in the first fiscal quarter of 2016 and 2015.  More information about the Consent Agreement is set forth in Note 10 to the Consolidated Financial Statements included in Part 1, Item 1 of this report.

On December 5, 2013, we announced the acceleration of our plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions.  Restructuring expenses were $11.7 million and $17.4 million in fiscal 2015 and 2014, respectively and $1.4 million and $5.5 million in the first fiscal quarter of 2016 and 2015, respectively.

For further explanation about changes in sales and gross margin in the first fiscal quarter of 2016 over the prior year period, please see the table at the end of the Overview section for a roll forward presentation of sales and gross margin.

Total sales for the first fiscal quarter of 2016 decreased by $63.1 million, or 12.5%, over the prior-year period to $441.5 million, mainly reflecting lower sales volumes across all segments due to lower demand, delayed shipments and the effect of weakening foreign currencies to the U.S. dollar.  Avionics & Controls sales volume decreased by $58 million, or 28%, Sensors & Systems decreased by $18 million, or 10%, and Advanced Materials decreased by $11 million, or 10%.  The decline in sales also included a $15 million decrease due to the effect of a weakening Canadian dollar, U.K. pound and euro compared with the prior-year period.  Additionally, sales decreased $3 million due the impact of the settlement of forward foreign currency contracts qualifying under hedge accounting.  Partially offsetting these decreases was $43 million in incremental sales from the DAT acquisition.

Consolidated gross margin was $137.7 million or 31.2% of sales in the first fiscal quarter of 2016 compared with $178.2 million, or 35.3% of sales, in the prior-year period.  Gross margin in the first quarter of fiscal 2016 was mainly impacted by lower sales volume and mix, partially offset by incremental gross margin of $18 million from the DAT acquisition.  The impact of the decrease in sales volume on gross margin was principally due to the decline in sales of Avionics & Controls.

Selling, general and administrative expense decreased by $3.9 million compared with the prior-year period to $94.1 million.  The decrease in selling, general and administrative expense reflected the favorable effects of foreign currencies and lower segment and corporate expense.  These decreases were partially offset by incremental selling, general and administrative expenses from the acquisition of DAT of $8 million and DAT integration expenses of $3 million.

Research, development and engineering spending increased by $2.0 million over the prior-year period to 5.8% of sales due to incremental research, development and engineering expenses from the acquisition of DAT, partially offset by lower spending for Avionics & Controls and Sensors & Systems research, development and engineering.

The income tax rate was a 0.3% benefit in the first fiscal quarter of 2016 compared with a 24.1% expense in the prior-year period, mainly reflecting certain discrete tax benefits and lower income from continuing income before income taxes.

Earnings from continuing operations in the first fiscal quarter of 2016 were $9.9 million, or $0.33 per diluted share, compared with $34.5 million, or $1.06 per diluted share, in the prior-year period.  Loss from discontinued operations in the first fiscal quarter of 2016 was $4.8 million, or $0.16 per diluted share, compared with $5.9 million, or $0.18 per diluted share, in the prior-year period.  Net income in the first fiscal quarter of 2016 was $5.1 million, or $0.17 per diluted share, compared with $28.6 million, or $0.88 per diluted share, in the prior-year period.

Cash flows from operating activities were $40.7 million in the first three months of fiscal 2016 compared with $59.6 million in the prior-year period.  The decrease in cash flow from operating activities reflected lower net earnings.

Our sales, gross margin and earnings results for the three month period ended January 1, 2016, compared with the three month period ended December 26, 2014, included a number of significant items which are summarized in the tables below.

The following is a roll forward of sales and gross margin from the recast three month period ending December 26, 2014, to the three month period ending January 1, 2016:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Three month period ended December 26, 2014	$206,617	$182,894	$115,100	$504,611
Foreign Currency Gain (Loss)	(2,442)	(11,713)	(1,217)	(15,372)
Forward Contract Gain (Loss)	(2,585)	(605)	-	(3,190)
Acquired DAT Business	43,125	-	-	43,125
Sales Volume	(57,930)	(17,887)	(11,018)	(86,835)
Other	(540)	(259)	(63)	(862)
Three month period ended January 1, 2016	$186,245	$152,430	$102,802	$441,477

Gross Margin:
Three month period ended December 26, 2014	78,788	62,902	36,551	178,241
Foreign Currency Gain (Loss)	101	(1,939)	(261)	(2,099)
Forward Contract Gain (Loss)	(2,567)	(605)	-	(3,172)
Acquired DAT Business	18,049	-	-	18,049
Volume/Mix	(29,052)	(9,759)	(5,278)	(44,089)
Manufacturing Costs	(2,757)	(1,494)	(3,679)	(7,930)
Cost Initiatives	124	1,130	484	1,738
Factory Layout Costs (Kaikaku)	(1,917)	-	-	(1,917)
DAT Integration	(1,102)	-	-	(1,102)
Three month period ended January 1, 2016	$59,667	$50,235	$27,817	$137,719

Results of Operations

For further explanation, please see the roll forward table of sales and gross margin at the end of the Overview section.

Three Month Period Ended January 1, 2016, Compared with Three Month Period Ended December 26, 2014

Total sales for the first fiscal quarter decreased by $63.1 million, or 12.5%, over the prior-year period.  Sales by segment were as follows:

		Three Months Ended
	Increase (Decrease)	January 1,	December 26,
In Thousands	From Prior Year	2016	2014
			(Recast)

Avionics & Controls	(9.9)%	$186,245	$206,617
Sensors & Systems	(16.7)%	152,430	182,894
Advanced Materials	(10.7)%	102,802	115,100
Total Net Sales		$441,477	$504,611

The $20.4 million, or 9.9%, decrease in Avionics & Controls sales over the prior-year period mainly reflected lower sales volumes of avionics systems of $30 million, control and communications of $23 million, and interface technologies of $4 million.  The decrease in avionics systems reflected lower demand for avionics component products.  The decrease in control and communication systems mainly reflected lower sales of headset communication devices of $16 million and lower sales of cockpit control devices mainly due to higher sales of delinquent orders in the prior-year period.  The decrease in interface technologies reflected lower demand for medical applications.  The effect of weakening foreign currencies and settlement of forward contracts decreased sales by approximately $5 million.  These decreases were partially offset by incremental sales from the DAT acquisition of $43 million.

The $30.5 million, or 16.7%, decrease in Sensors & Systems sales over the prior-year period reflected lower sales volumes of $18 million and weakening foreign currencies.  The decrease in sales volume reflected lower sales of advanced sensors of $6 million, power systems of $8 million, and connection technologies of $3 million.  Advanced sensors sales decrease reflected a $5 million decrease in OEM and an additional decrease in aftermarket sales.  The decrease in power systems sales reflected delays in shipments due to export control requirements.  The decrease in connection technologies sales reflected lower demand from defense and industrial customers including oil and gas and nuclear.  The effect of weakening foreign currencies and settlement of forward contracts decreased sales by approximately $12 million.

The $12.3 million, or 10.7%, decrease in Advanced Materials sales over the prior-year period mainly reflected lower sales volumes of engineered materials under long-term defense contracts for metal insulation applications of $11 million.

Overall, gross margin was 31.2% and 35.3% for the first fiscal quarter of 2016 and 2015, respectively.  Gross profit was $137.7 million and $178.2 million for the first fiscal quarter of 2016 and 2015, respectively.  Gross profit was impacted by $0.5 million and $2.2 million in restructuring expense in the first fiscal quarter of 2016 and 2015, respectively.

Avionics & Controls segment gross margin was 32.0% and 38.1% for the first fiscal quarter of 2016 and 2015, respectively.  Segment gross profit was $59.7 million compared with $78.8 million in the prior-year period.  The decrease in gross margin reflected the impact of lower sales volumes of $26 million, sales mix of $3 million, and an increase in other expenses of $6 million.  The decrease due to sales volume mainly reflected a $15 million impact on lower sales of avionics systems and a $10 million impact on decreased sales of control and communications.  These lower sales volumes resulted in a lower recovery of fixed costs.  The higher other expenses included DAT integration costs of $1 million, the cost of a major factory layout event (Kaikaku) of $2 million, and other manufacturing expenses of $3 million due to inefficiencies.  Additionally, gross margin was impacted by the effect of weakening foreign currencies and settlement of forward contracts of $2 million.  These decreases were partially offset by incremental gross profit from the DAT acquisition of $18 million.

Sensors & Systems segment gross margin was 33.0% and 34.4% for the first fiscal quarter of 2016 and 2015, respectively.  Segment gross profit was $50.2 million compared with $62.9 million in the prior-year period, primarily reflecting the impact of lower sales volumes across all platforms.  Gross margin was impacted by the effects of weakening foreign currencies and settlement of forward contracts of $3 million.

Advanced Materials segment gross margin was 27.1% and 31.8% for the first fiscal quarter of 2016 and 2015, respectively.  Segment gross profit was $27.8 million compared with $36.6 million in the prior-year period.  The decrease in gross profit reflected the impact of lower sales volumes of $5 million and higher manufacturing costs of $4 million, mainly due to engineered materials manufacturing inefficiencies.

Selling, general and administrative expenses (which include corporate expenses) totaled $94.1 million, or 21.3% of sales, and $98.0 million, or 19.4% of sales, for the first fiscal quarter of 2016 and 2015, respectively.  The decrease in selling, general and administrative expenses reflected the favorable effect of translating selling, general and administrative expenses denominated in non-U.S. functional currencies to the U.S. dollar and foreign currency gains on monetary assets and forward contracts of $6 million.  Segment selling, general and administrative expense decreased $4 million, mainly in Avionics & Controls and Sensors & Systems.  Corporate expenses decreased by $5 million principally due to a $3 million pension settlement in the prior-year quarter, decreased acquisition expenses of $2 million, and lower incentive compensation expense.  These decreases were partially offset by incremental selling, general and administrative expenses from the DAT acquisition of $8 million and $3 million in DAT integration expense.

Research, development and engineering spending was $25.6 million, or 5.8% of sales, for the first fiscal quarter of 2016 compared with $23.5 million, or 4.7% of sales, for the first fiscal quarter of 2015.  The increase in research, development and engineering spending principally reflected incremental research, development and engineering from the DAT acquisition of $5 million, partially offset by lower spending on avionics systems and power systems development.

Total restructuring expenses were $1.4 million, or 0.3% of sales, in the first fiscal quarter of 2016, of which $0.9 million is reported separately as restructuring expenses and $0.5 million is included in cost of goods sold.  Total restructuring expenses were $5.5 million, or 1.1% of sales, in the first fiscal quarter of 2015, of which $3.3 million is reported separately as restructuring expenses and $2.2 million is included in cost of goods sold.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first fiscal quarter of 2016 totaled $35.2 million, or 8.0% of sales, compared with $76.4 million, or 15.1% of sales, for the first fiscal quarter in 2015.

Avionics & Controls segment earnings were $9.4 million, or 5.1% of sales, in the first fiscal quarter of 2016 and $37.4 million, or 18.1% of sales, in the first fiscal quarter of 2015, mainly reflecting a $19 million decrease in gross margin and increased selling, general and administrative expenses and research, development and engineering expenses of $9 million.  This increase reflects incremental selling, general and administrative expenses and research, development and engineering from the DAT acquisition of $14 million and $3 million in DAT integration expense.  These increases were partially offset by the favorable impact of translating selling, general and administrative expenses and research, development and engineering expenses denominated  in non-U.S. functional currencies to the U.S. dollar, foreign currency gains on monetary assets and embedded derivatives of $2 million, and lower selling, general and administrative expenses.

Sensors & Systems segment earnings were $12.8 million, or 8.4% of sales, for the first fiscal quarter of 2016 compared with $17.5 million, or 9.5% of sales, for the first fiscal quarter of 2015, mainly reflecting a $13 million decrease in gross margin, partially offset by lower selling, general and administrative expenses mainly due to translating selling, general and administrative expenses denominated in non-U.S. functional currencies to the U.S. dollar and foreign currency gains on monetary assets of $5 million.  In addition, restructuring expenses were $0.5 million and $2.9 million in the first fiscal quarter of 2016 and 2015, respectively.

Advanced Materials segment earnings were $13.0 million, or 12.6% of sales, for the first fiscal quarter of 2016 compared with $21.6 million, or 18.7% of sales, for the first fiscal quarter of 2015, primarily reflecting the impact of lower sales volumes of engineered materials and higher manufacturing costs.  Restructuring expenses were $0.3 million and $1.4 million in the first fiscal quarter of 2016 and 2015, respectively.

Interest expense for the first fiscal quarter of 2016 was $7.2 million compared with $8.1 million for the first fiscal quarter of 2015, reflecting the refinancing of our credit facility with a lower interest rate, partially offset by the impact of higher borrowings compared to the prior-year period.

The income tax rate was a 0.3% benefit compared with a 24.1% expense in the first fiscal quarter of 2016 and 2015, respectively.  In the first fiscal quarter of 2016, we recognized $1.9 million of discrete tax benefits principally related to the three items.  The first was approximately $1.3 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.  The second was approximately $1.3 million of discrete tax benefit due to the retroactive extension of the U.S. federal research and experimentation credits.  The third was a $0.7 million tax expense due to income tax return to provision adjustments.  In the first fiscal quarter of 2015, we recognized $0.7 million of discrete tax benefits due to income tax return to provision adjustments.  The income tax rate differed from the statutory rate in the first fiscal quarters of 2016 and 2015, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $1.1 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.

To the extent that sales are transacted in a currency other than the functional currency of the operating unit, we are subject to foreign currency fluctuation risk.

New orders for the first fiscal quarter of 2016 were $496.3 million compared with $466.2 million in the prior-year period, reflecting an increase in Avionics & Controls orders, partially offset by a decline in orders for Sensors & Systems and Advanced Materials orders.  Backlog was $1.3 billion at January 1, 2016, $1.2 billion at December 26, 2014, and $1.2 billion at October 2, 2015.

Liquidity and Capital Resources

Cash and cash equivalents at January 1, 2016, totaled $200.9 million, an increase of $9.5 million from October 2, 2015.  Net working capital decreased to $699.8 million at January 1, 2016, from $718.2 million at October 2, 2015.  Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expenses.  Cash flows provided by operating activities were $40.7 million and $59.6 million in the first three months of fiscal 2016 and 2015, respectively.  The decrease in cash flow from operating activities reflected lower net earnings.

Cash flows used by investing activities were $14.9 million and $15.1 million in the first three months of fiscal 2016 and 2015, respectively, and were for capital expenditures.

Cash flows used by financing activities were $11.2 million in the first three months of fiscal 2016 and mainly reflected $10.0 million repayment of long-term credit facilities and $3.2 million repayment of long-term debt, partially offset by proceeds of $1.5 million from the issuance of common stock under our employee stock plans.  Cash flows used by financing activities were $22.2 million in the first three months of fiscal 2015 and mainly reflected $48.6 million in shares repurchased, $10.0 million repayment of long-term credit facilities, $4.0 million repayment of long-term debt, partially offset by $35.0 million in proceeds from our credit facilities and $4.5 million from the issuance of common stock under our employee stock plans.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $70 million during fiscal 2016, compared with $49.3 million expended in eleven-month fiscal 2015 (excluding acquisitions).

Total debt at January 1, 2016, was $848.3 million and consisted of $246.0 million of the U.S. Term Loan, due 2020, $353.0 million (€330.0 million) of the 2023 Notes, $150.0 million in borrowings under our secured credit facility, $41.5 million in government refundable advances, $57.6 million under capital lease obligations, and $0.2 million under our various foreign currency debt agreements and other debt agreements.

We believe cash on hand and funds generated from operations and borrowing capacity available under our debt facilities are sufficient to fund operating cash requirements and capital expenditures through the next twelve months.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in “Forward-Looking Statements” and “Risk Factors” in our Transition Report on Form 10-K for the fiscal year ended October 2, 2015, that may cause our or the industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  You should not place undue reliance on these forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements.  Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof.  We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first three months of fiscal 2016.  A discussion of our exposure to market risk is provided in the Company’s Transition Report on Form 10-K for the fiscal year ended October 2, 2015.

Item 4.               Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 1, 2016.  Based upon that evaluation, they concluded as of January 1, 2016, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of January 1, 2016, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

See Note 10 to the Consolidated Financial Statements included in Part 1, Item 1 of this report for information regarding legal proceedings.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 6.               Exhibits

Exhibit
Number		Exhibit Index

10.1	*	Esterline Technologies Corporation Fiscal Year 2016 Annual Incentive Compensation Plan.

10.2	*	Esterline Technologies Corporation Long-Term Incentive Performance Share Plan for fiscal years 2016-2018.

10.3	*	Offer Letter from Esterline Technologies Corporation to Paul Benson, dated November 6, 2014.

11		Schedule setting forth computation of basic and diluted earnings per share for the three month periods ended January 1, 2016, and December 26, 2014.

31.1		Certification of Chief Executive Officer.

31.2		Certification of Chief Financial Officer.

32.1		Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: February 5, 2016	By:	/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer, and
Corporate Development
(Principal Financial Officer)