Form 10-Q
period 2016-04-01
ESTERLINE TECHNOLOGIES CORP
filed 2016-05-06
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2016.

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

As of May 4, 2016, 29,353,387 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of April 1, 2016 and October 2, 2015

(In thousands, except share amounts)

	April 1,	October 2,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$219,271	$191,355
Cash in escrow	1,125	-
Accounts receivable, net of allowances of $8,746 and $10,050	374,090	380,748
Inventories
Raw materials and purchased parts	175,848	169,153
Work in progress	187,056	181,187
Finished goods	97,813	96,428
	460,717	446,768

Income tax refundable	11,411	12,575
Deferred income tax benefits	-	41,082
Prepaid expenses	21,816	23,008
Other current assets	6,213	5,427
Current assets of businesses held for sale	19,217	27,851
Total Current Assets	1,113,860	1,128,814

Property, Plant and Equipment	771,321	729,317
Accumulated depreciation	443,957	419,918
	327,364	309,399

Other Non-Current Assets
Goodwill	1,042,283	1,041,991
Intangibles, net	425,457	452,040
Deferred income tax benefits	65,783	28,979
Other assets	15,988	14,348
Non-current assets of businesses held for sale	21,305	24,917
Total Assets	$3,012,040	$3,000,488

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of April 1, 2016 and October 2, 2015

(In thousands, except share amounts)

	April 1,	October 2,
	2016	2015
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$123,309	$117,976
Accrued liabilities	257,681	259,734
Current maturities of long-term debt	17,182	13,376
Federal and foreign income taxes	1,527	2,404
Current liabilities of businesses held for sale	14,180	17,106
Total Current Liabilities	413,879	410,596

Long-Term Liabilities
Credit facilities	165,000	160,000
Long-term debt, net of current maturities	698,583	701,457
Deferred income tax liabilities	63,073	73,849
Pension and post-retirement obligations	74,188	75,019
Other liabilities	24,182	29,367
Non-current liabilities of businesses held for sale	822	2,409

Shareholders' Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued 32,481,814 and 32,378,185 shares	6,496	6,476
Additional paid-in capital	694,022	682,479
Treasury stock at cost, repurchased 3,033,660 and 2,831,350 shares	(301,856)	(289,780)
Retained earnings	1,467,177	1,447,120
Accumulated other comprehensive loss	(304,088)	(308,828)
Total Esterline Shareholders' Equity	1,561,751	1,537,467
Noncontrolling interests	10,562	10,324
Total Shareholders' Equity	1,572,313	1,547,791
Total Liabilities and Shareholders' Equity	$3,012,040	$3,000,488

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the Three and Six Month Periods Ended April 1, 2016 and March 27, 2015

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 1,	March 27,	April 1,	March 27,
	2016	2015	2016	2015
		(Recast)		(Recast)

Net Sales	$490,310	$468,210	$931,787	$972,821
Cost of Sales	334,137	318,193	637,895	644,563
	156,173	150,017	293,892	328,258
Expenses
Selling, general & administrative	102,423	99,432	196,514	197,521
Research, development and engineering	24,974	25,143	50,549	48,674
Restructuring charges	940	1,634	1,871	4,927
Other (income) expense	-	(12,744)	-	(12,744)
Total Expenses	128,337	113,465	248,934	238,378

Operating Earnings from Continuing Operations	27,836	36,552	44,958	89,880
Interest Income	(94)	(135)	(181)	(319)
Interest Expense	7,294	5,934	14,510	14,016
Earnings from Continuing Operations Before Income Taxes	20,636	30,753	30,629	76,183
Income Tax Expense (Benefit)	3,416	5,714	3,383	16,686
Earnings from Continuing Operations Including Noncontrolling Interests	17,220	25,039	27,246	59,497
Loss (Earnings) Attributable to Noncontrolling Interests	(224)	(108)	(386)	(91)
Earnings from Continuing Operations Attributable to Esterline, Net of Tax	16,996	24,931	26,860	59,406
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(2,023)	(14,600)	(6,803)	(20,476)
Net Earnings Attributable to Esterline	$14,973	$10,331	$20,057	$38,930

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$0.58	$0.80	$0.91	$1.89
Discontinued operations	(0.07)	(0.47)	(0.23)	(0.65)
Earnings (Loss) Per Share - Basic	$0.51	$0.33	$0.68	$1.24

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$0.57	$0.79	$0.90	$1.86
Discontinued operations	(0.07)	(0.46)	(0.23)	(0.64)
Earnings (Loss) Per Share - Diluted	$0.50	$0.33	$0.67	$1.22

Net Earnings	$14,973	$10,331	$20,057	$38,930

Change in Fair Value of Derivative Financial Instruments	20,274	(12,667)	16,101	(18,747)
Income Tax Expense (Benefit)	5,779	(3,540)	4,494	(5,682)
	14,495	(9,127)	11,607	(13,065)

Change in Pension and Post-Retirement Obligations	(87)	9,195	2,188	(626)
Income Tax Expense (Benefit)	83	3,005	840	(312)
	(170)	6,190	1,348	(314)

Currency Translation Adjustment	31,246	(116,598)	(8,215)	(172,596)
Comprehensive Income (Loss)	$60,544	$(109,204)	$24,797	$(147,045)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Month Periods Ended April 1, 2016 and March 27, 2015

(Unaudited)

(In thousands)

	April 1,	March 27,
	2016	2015
		(Recast)

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$20,443	$39,021
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	48,736	49,827
Deferred income taxes	(10,094)	(9,217)
Share-based compensation	7,578	6,274
Gain on release of non-income tax liability	-	(15,656)
Loss on assets held for sale	3,572	14,447
Working capital changes, net of effect of acquisitions:
Accounts receivable	7,700	(21,394)
Inventories	(7,275)	(8,789)
Prepaid expenses	1,120	(3,419)
Other current assets	624	(40)
Accounts payable	1,439	8,866
Accrued liabilities	917	1,907
Federal and foreign income taxes	(690)	(4,506)
Other liabilities	(1,345)	4,771
Other, net	7,159	(11,222)
	79,884	50,870

Cash Flows Provided (Used) by Investing Activities
Purchase of capital assets	(42,506)	(25,340)
Escrow deposit	(1,125)	-
Acquisition of businesses, net of cash acquired	-	(171,070)
	(43,631)	(196,410)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	3,489	10,103
Excess tax benefits from stock option exercises	496	2,113
Shares repurchased	(12,076)	(127,420)
Repayment of long-term credit facilities	(10,000)	(10,000)
Repayment of long-term debt	(6,158)	(9,918)
Proceeds from issuance of long-term credit facilities	15,000	210,000
Proceeds from government assistance	-	3,310
	(9,249)	78,188

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	912	(14,576)
Net Increase (Decrease) in Cash and Cash Equivalents	27,916	(81,928)

Cash and Cash Equivalents - Beginning of Year	191,355	213,251
Cash and Cash Equivalents - End of Period	$219,271	$131,323

Supplemental Cash Flow Information:
Cash paid for interest	$13,314	$14,021
Cash paid for taxes	6,654	21,852

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended April 1, 2016 and March 27, 2015

Note 1 – Basis of Presentation

The consolidated balance sheet as of April 1, 2016, the consolidated statement of operations and comprehensive income (loss) for the three and six month periods ended April 1, 2016, and March 27, 2015, and the consolidated statement of cash flows for the six month periods ended April 1, 2016, and March 27, 2015, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the above statements do not include all of the footnotes required for complete financial statements.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

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

The prior year Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six month period ended March 27, 2015, and the Consolidated Statement of Cash Flows for the six month period ended March 27, 2015, have been recast to align to the Company’s new quarter end.

Note 3 – Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance simplifying certain aspects of accounting for share-based payments. The key provision of the new standard requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than in equity. The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.  The new guidance is effective for the Company in fiscal year 2018, with early adoption permitted.

In February 2016, the FASB issued a new lease accounting standard, which provides revised guidance on accounting for lease arrangements by both lessors and lessees.  The central requirement of the new standard is that lessees must recognize lease related assets and liabilities for all leases with a term longer than 12 months.  The Company is evaluating the effect the standard will have on the Company’s consolidated financial statements and related disclosures.  The new standard is effective for the Company in fiscal year 2020, with early adoption permitted.

In November 2015, the FASB issued new guidance requiring all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet instead of separating those balances into current and noncurrent amounts. The new guidance is effective for the Company in fiscal year 2018, with early adoption permitted. The Company adopted this guidance prospectively on April 1, 2016, and reclassified the current portion of net deferred tax assets and liabilities to net noncurrent deferred tax assets and liabilities.  No prior periods were retrospectively adjusted.

In May 2014, the FASB amended requirements for an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, and permits the use of either the retrospective or cumulative effect transition method.  Early adoption is permitted.  The updated standard becomes effective for the Company in the first fiscal quarter of 2019.

The Company has not yet selected a transition method, and is currently evaluating the effect that the updated standard will have on consolidated financial statements and related disclosures.

Note 4 – Earnings Per Share and Shareholders’ Equity

Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year.  Diluted earnings per share includes the dilutive effect of stock options and restricted stock units.  Common shares issuable from stock options excluded from the calculation of diluted earnings per share because they were anti-dilutive were 766,500 and 688,600 in the three and six month periods ending April 1, 2016, respectively.  Common shares issuable from stock options excluded from the calculation of diluted earnings per share because they were anti-dilutive were 257,650 and 197,375 in the three and six month periods ending March 27, 2015, respectively.  Shares used for calculating earnings per share are disclosed in the following table:

In Thousands	Three Months Ended		Six Months Ended
	April 1,	March 27,	April 1,	March 27,
	2016	2015	2016	2015
		(Recast)		(Recast)

Shares used for basic earnings per share	29,588	31,162	29,585	31,401
Shares used for diluted earnings per share	29,825	31,687	29,882	31,937

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value).  As of April 1, 2016, and October 2, 2015, there were no shares of preferred stock or serial preferred stock outstanding.

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

During the six months ended April 1, 2016, the Company repurchased 202,310 shares under this program at an average price paid per share of $59.69, for an aggregate purchase price of $12.1 million.  During the six months ended March 27, 2015, the Company repurchased 1,167,732 shares under this program at an average price paid per share of $109.12, for an aggregate purchase price of $127.4 million.  Since the program began, the Company has repurchased 3,033,660 shares for an aggregate purchase price of $301.9 million, leaving $98.1 million for shares to be repurchased in the future.

Changes in issued and outstanding common shares are summarized as follows:

	Six Months Ended	Year Ended
	April 1,	October 2,
	2016	2015
Shares Issued:
Balance, beginning of year	32,378,185	32,123,717
Shares issued under share-based compensation plans	103,629	254,468
Balance, end of current period	32,481,814	32,378,185

Treasury Stock:
Balance, beginning of year	(2,831,350)	(269,228)
Shares purchased	(202,310)	(2,562,122)
Balance, end of current period	(3,033,660)	(2,831,350)

Shares outstanding, end of period	29,448,154	29,546,835

The components of Accumulated Other Comprehensive Gain (Loss):

In Thousands	April 1,	October 2,
	2016	2015

Unrealized gain (loss) on derivative contracts	$(6,840)	$(22,941)
Tax effect	1,542	6,036
	(5,298)	(16,905)

Pension and post-retirement obligations	(97,535)	(99,724)
Tax effect	32,934	33,775
	(64,601)	(65,949)

Currency translation adjustment	(234,189)	(225,974)
Accumulated other comprehensive gain (loss)	$(304,088)	$(308,828)

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

In Thousands	Three Months Ended		Six Months Ended
	April 1,	March 27,	April 1,	March 27,
	2016	2015	2016	2015
		(Recast)		(Recast)
Components of Net Periodic Cost
Service cost	$2,945	$2,744	$5,902	$5,446
Interest cost	4,247	4,087	8,640	8,451
Expected return on plan assets	(5,993)	(6,249)	(11,904)	(12,716)
Settlement	-	-	-	2,991
Amortization of prior service cost	112	15	226	34
Amortization of actuarial (gain) loss	1,577	1,105	3,059	2,316
Net periodic cost (benefit)	$2,888	$1,702	$5,923	$6,522

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at April 1, 2016, and October 2, 2015.

In Thousands	Level 2
	April 1,	October 2,
	2016	2015
Assets:
Derivative contracts designated as hedging instruments	$5,328	$1,386
Derivative contracts not designated as hedging instruments	560	189
Embedded derivatives	2,406	3,992

Liabilities:
Derivative contracts designated as hedging instruments	$12,505	$24,660
Derivative contracts not designated as hedging instruments	4,783	2,324
Embedded derivatives	1,537	380

In Thousands	Level 3
	April 1,	October 2,
	2016	2015
Liabilities:
Contingent purchase obligation	$-	$3,750

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

The Company’s contingent purchase obligation consisted of additional contingent consideration in connection with the acquisition of Sunbank Family of Companies, LLC (Sunbank) of $3.75 million as of October 2, 2015, which was paid in the second fiscal quarter of 2016 upon achievement of the performance objectives.  The value recorded on the balance sheet at October 2, 2015, was derived from the estimated probability that the performance objectives will be met. The contingent purchase obligation was categorized as Level 3 in the fair value hierarchy.

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

The fair value of derivative instruments is presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements.  At April 1, 2016, and October 2, 2015, the Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral.  The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates.  These exposures arise primarily from purchases or sales of products and services from third parties.  Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies.  At April 1, 2016, and October 2, 2015, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $400.1 million and $402.9 million, respectively.  These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

Fair Value of Derivative Instruments

Fair value of derivative instruments in the Consolidated Balance Sheet at April 1, 2016, and October 2, 2015, consisted of:

In Thousands		Fair Value
		April 1,	October 2,
	Classification	2016	2015
Foreign Currency Forward Exchange Contracts:
	Other current assets	$3,353	$1,527
	Other assets	2,535	48
	Accrued liabilities	14,181	20,688
	Other liabilities	3,107	6,296

Embedded Derivative Instruments:
	Other current assets	$2,030	$2,913
	Other assets	376	1,079
	Accrued liabilities	1,282	351
	Other liabilities	255	29

The effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six month periods ended April 1, 2016, and March 27, 2015, consisted of:

Fair Value Hedges and Embedded Derivatives

We recognized the following gains (losses) on contracts designated as fair value hedges and embedded derivatives:

In Thousands	Three Months Ended		Six Months Ended
Gain (Loss)	April 1,	March 27,	April 1,	March 27,
	2016	2015	2016	2015
		(Recast)		(Recast)
Embedded derivatives:
Recognized in sales	$(4,708)	$4,033	$(3,607)	$5,928

Cash Flow Hedges

We recognized the following gains (losses) on contracts designated as cash flow hedges:

In Thousands	Three Months Ended		Six Months Ended
Gain (Loss)	April 1,	March 27,	April 1,	March 27,
	2016	2015	2016	2015
		(Recast)		(Recast)
Foreign currency forward exchange contracts:
Recognized in AOCI (effective portion)	$25,688	$(5,851)	$28,574	$(7,415)
Reclassified from AOCI into sales	(5,414)	(6,815)	(12,473)	(11,331)

Net Investment Hedges

We recognized the following gains (losses) on contracts designated as net investment hedges:

In Thousands	Three Months Ended		Six Months Ended
Gain (Loss)	April 1,	March 27,	April 1,	March 27,
	2016	2015	2016	2015
		(Recast)		(Recast)
2023 Notes and Accrued Interest:
Recognized in AOCI	$(17,785)	$-	$(6,252)	$-

During the first six months of fiscal 2016 and 2015, the Company recorded losses of $3.6 million and $3.2 million, respectively, on foreign currency forward exchange contracts that have not been designated as accounting hedges.  These foreign currency exchange losses are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first six months of fiscal 2016 and 2015.  In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first six months of fiscal 2016 and 2015.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles.  The Company expects to reclassify approximately $8.5 million of net loss into earnings over the next 12 months.  The maximum duration of the Company’s foreign currency cash flow hedge contracts at April 1, 2016, is 24 months.

Note 8 – Income Taxes

The income tax rate was 16.6% in the second fiscal quarter of 2016 compared with 18.6% in the prior-year period.  In the second fiscal quarter of 2016, the Company recognized $0.3 million of discrete tax benefits due to income tax return to provision adjustments. In the second fiscal quarter of 2015, the Company recognized $0.5 million of discrete tax expense principally related to the following two items.  The first item was a $2.0 million tax expense due to income tax return to provision adjustments.  The second item was approximately $1.5 million of discrete tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits.  The income tax rate differed from the statutory rate in the second fiscal quarter of 2016 and 2015, as both years benefited from various tax credits and certain foreign interest expense deductions.

The income tax rates were 11.0% and 21.9% for the first six months of fiscal 2016 and 2015, respectively.  In the first six months of 2016, the Company recognized $2.2 million of discrete tax benefits principally related to the following items.  The first item was a $1.3 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.  The second item was approximately $1.3 million of discrete tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits.  The third item was a $0.4 million tax expense due to income tax return to provision adjustments.  In the first six months of 2015, the Company recognized approximately $0.2 million of discrete tax benefits principally related to the following two items.  The first item was approximately $1.5 million of discrete tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits.  The second item was a $1.3 million tax expense due to income tax return to provision adjustments.  The income tax rate differed from the statutory rate in the first six months of fiscal 2016 and 2015, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $1.1 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.

Note 9 – Debt

U.S. Credit Facility

On April 9, 2015, the Company amended its secured credit facility to extend the maturity to April 9, 2020, increase the amount available for borrowing under the secured revolving credit facility to $500 million, and provide for a delayed-draw term loan facility of $250 million (U.S. Term Loan, due 2020).  The Company recorded $2.3 million in debt issuance costs.  The credit facility is secured by substantially all the Company’s assets, and interest is based on standard inter-bank offering rates.  The interest rate ranges from LIBOR plus 1.25% to LIBOR plus 2.00%.  At April 1, 2016, the Company had $165.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.75%, which was 2.20%.

U.S. Term Loan, due July 2016

In April 2013, the Company amended the secured credit facility to provide for a $175.0 million term loan (U.S. Term Loan, due 2016).  On April 8, 2015, the Company paid off the U.S. Term Loan, due 2016.  In connection with the repayment, the Company wrote off $0.3 million in unamortized debt issuance costs as a loss on extinguishment of debt in the third fiscal quarter of 2015.

U.S. Term Loan, due April 2020

On August 3, 2015, the Company borrowed $250 million under the U.S. Term Loan, due 2020, provided for under the amended secured credit facility.  The interest rate on the U.S. Term Loan, due 2020, ranges from LIBOR plus 1.25% to LIBOR plus 2.00%. At April 1, 2016, the interest rate was LIBOR plus 1.75%, which equaled 2.19%.  The loan amortizes at 1.25% of the original principal balance quarterly through March 2020, with the remaining balance due in April 2020.

7% Senior Notes, due August 2020

In August 2010, the Company issued $250.0 million in 7% Senior Notes, due August 2020 (2020 Notes) and which require semi-annual interest payments in March and September of each year until maturity.

On August 4, 2015, the proceeds from the U.S. Term Loan, due 2020, were used to redeem all of the 7% 2020 Notes. As part of the redemption, the Company incurred an $8.75 million redemption premium and wrote off $2.4 million in unamortized debt issuance costs as a loss on extinguishment of debt in the fourth fiscal quarter of 2015.

3.625% Senior Notes, due April 2023

In April 2015, the Company issued €330.0 million in 3.625% Notes, due 2023 requiring semi-annual interest payments in April and October of each year until maturity.  The net proceeds from the sale of the notes, after deducting $5.9 million of debt issuance costs, were $350.8 million.  The 2023 Notes are general unsecured senior obligations of the Company.  The 2023 Notes are unconditionally guaranteed on a senior basis by the Company and certain subsidiaries of the Company that are guarantors under the Company’s existing secured credit facility.  The 2023 Notes are subject to redemption at the option of the Company at any time prior to April 15, 2018, at a price equal to 100% of the principal amount, plus any accrued interest to the date of redemption and a make-whole provision.  The Company may also redeem up to 35% of the 2023 Notes before April 15, 2018, with the net cash proceeds from equity offerings.  The 2023 Notes are also subject to redemption at the option of the Company, in whole or in part, on or after April 15, 2018, at redemption prices starting at 102.719% of the principal amount plus accrued interest during the period beginning April 15, 2018, and declining annually to 100% of principal and accrued interest on or after April 15, 2021.

Based on quoted market prices, the fair value of the Company’s 2023 Notes was $329.7 million as of April 1, 2016, and $347.7 million as of October 2, 2015.  The carrying amount of the secured credit facility and the U.S. Term Loan, due 2020, approximate fair value.  The estimate of fair value for the 2023 Notes is based on Level 2 inputs as defined in the fair value hierarchy described.

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation.  The requirement to repay this advance is solely based on year-over-year commercial aviation revenue growth at CMC beginning in 2014.  Imputed interest on the advance was 3.819% at April 1, 2016.  The debt recognized was $44.6 million and $43.3 million as of April 1, 2016, and October 2, 2015, respectively.

In April 2015, FASB amended requirements related to the presentation of debt issuance costs.  The updated standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  The recognition and measurement of debt issuance costs are not affected by this amendment.  The Company adopted this updated standard during the first fiscal quarter of 2016.  The Company reclassified $6.5 million of debt issuance costs from other non-current assets to a reduction of the Company’s current maturities of long-term debt of $0.2 million and a reduction of the Company’s long-term debt of $6.3 million as of October 2, 2015.

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

As of April 1, 2016, and October 2, 2015, the Company had a liability of $0.8 million and $1.6 million, respectively, related to environmental remediation at a previously sold business for which the Company provided indemnification.

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

The settlement amount in the Consent Agreement was consistent with the amount proposed by DTCC in August 2013, for which the Company estimated and recorded a $10 million charge in the third fiscal quarter ended July 26, 2013.  The $10 million portion of the settlement that is not subject to suspension will be paid in installments, with $4 million paid in March 2014, $2 million paid in February 2015, $2 million paid in March 2016, and $2 million to be paid in March 2017.  The Company expects that some part of recent investments made in its ITAR compliance program will be eligible for credit against the suspended portion of the settlement amount, which include:  additional staffing, ongoing implementation of a new software system, employee training, and establishment of a regular compliance audit program and corrective action process.  The Company expects recent and future investments in remedial compliance measures will be sufficient to cover the $10 million suspended payment.  As of April 1, 2016, DTCC has accepted $5 million of the Company’s investment in remedial compliance measures. An additional amount of approximately $15 million in investment in remedial compliance measures will be submitted to the DTCC in fiscal 2016 to be applied against the suspended payment.

Note 11 – Employee Stock Plans

As of April 1, 2016, the Company had three share-based compensation plans, which are described below.  The compensation cost that has been charged against income for those plans was $7.6 million and $6.3 million for the first six months of fiscal 2016 and 2015, respectively.  During the first six months of fiscal 2016 and 2015, the Company issued 103,629 and 231,000 shares, respectively, under its share-based compensation plans.

Employee Stock Purchase Plan (ESPP)

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded.

Employee Sharesave Scheme

The Company offers shares under its employee sharesave scheme for U.K. employees.  This plan allows participants the option to purchase shares at a 5% discount of the market price of the stock as of the beginning of the offering period.  The term of these options is three years.  The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan.  Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  No options were granted during the first six months of fiscal 2016 or 2015.

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 218,200 and 187,500 options to purchase shares in the six month periods ended April 1, 2016, and March 27, 2015, respectively.  The weighted-average grant date fair value of options granted during the six month periods ended April 1, 2016, and March 27, 2015, was $35.84 and $48.62 per share, respectively.

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

	Six Months Ended
	April 1,	March 27,
	2016	2015

Volatility	33.06 - 40.52%	40.73 - 41.89%
Risk-free interest rate	1.61 - 2.24%	1.43 - 2.00%
Expected life (years)	5 - 9	5 - 9
Dividends	0	0

The Company granted 36,000 and 20,300 restricted stock units in the six month periods ended April 1, 2016, and March 27, 2015, respectively.  The weighted-average grant date fair value of restricted stock units granted during the six month periods ended April 1, 2016, and March 27, 2015, was $85.33 and $113.98 per share, respectively.  The fair value of each restricted stock unit granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.

The Company granted 55,300 and 34,000 performance share plan shares in the six month periods ended April 1, 2016, and March 27, 2015, respectively.  The total shares granted in each period equaled the number of shares participants would receive if the Company achieves target performance over the relevant period and is therefore at risk if the Company does not achieve the target level of the performance.  The grant date fair value of performance share plan shares granted during the six month periods ended April 1, 2016, and March 27, 2015, was $79.31 and $117.53, respectively.  The fair value of each performance share plan share granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.

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

To take advantage of synergies across the Company, DAT will be further integrated with existing businesses.  As a result of these integration activities, the Company incurred $3.6 million and $7.7 million of integration expenses in the first three and six months of fiscal 2016, respectively.

Note 13 – Restructuring

On December 5, 2013, the Company announced the acceleration of its plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions.  The costs are for exit and relocation of facilities, losses on the write off of certain property, plant and equipment, and severance.

In the second fiscal quarter of 2016, restructuring expense totaled $1.9 million.  In the first six months of fiscal 2016, restructuring expense totaled $3.3 million, as more fully described in the following table:

In Thousands		Write Off of
	Exit &	Property,
	Relocation	Plant &
	of Facilities	Equipment	Severance	Total

Cost of sales	$1,249	$18	$180	$1,447
Restructuring charges	1,451	-	420	1,871
Total	$2,700	$18	$600	$3,318

In the recast second fiscal quarter of 2015, restructuring expense totaled $3.8 million.  In the recast first six months of fiscal 2015, restructuring expense totaled $9.3 million, as more fully described in the following table:

In Thousands		Write Off of
	Exit &	Property,
	Relocation	Plant &
	of Facilities	Equipment	Severance	Total

Cost of sales	$3,014	$633	$714	$4,361
Restructuring charges	3,762	48	1,117	4,927
Total	$6,776	$681	$1,831	$9,288

The Company has recorded an accrued liability of $5.7 million and $5.2 million for these activities as of April 1, 2016, and October 2, 2015, respectively.

Note 14 – Discontinued Operations

The Company’s board of directors previously approved the plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; a small distribution business and a small manufacturing business.

On June 5, 2015, the Company sold Eclipse for $7.9 million and retained ownership of the land, building and building improvements, which are held for sale.  In addition, on July 20, 2015, the Company sold PA&E for $23.4 million.  Under the terms of the stock purchase agreements for the sale of Eclipse and PA&E, the Company agreed to indemnify the buyer for certain breaches of the Company’s representations and warranties and certain other items for up to $2.8 million and $3.9 million, respectively.  An escrow account in the amount of $1.1 million was established at closing of the sale of PA&E to partially cover the Company’s indemnification obligations.  A claim against the escrow amount, if paid, would result in a corresponding decrease in the purchase price for the sale of PA&E.

During the second fiscal quarter of 2016 and 2015, the Company incurred a loss of $2.0 million and $14.6 million, respectively, on discontinued operations. During the first six months of fiscal 2016 and 2015, the Company incurred a loss of $6.8 million and $20.5 million, respectively.  For the first and second fiscal quarters of fiscal 2016, the Company incurred a loss on assets held for sale at Advanced Materials of $2.2 million and $1.4 million, respectively. The loss on assets held for sale in both quarters was principally due to the effect of changes in foreign currency exchange rates on the estimated sale price and Wallop’s assets held for sale.  Principal assumptions used in measuring the estimated loss on assets held for sale included estimated selling price of the discontinued business, discount rates, industry growth rates, and pricing of comparable transactions in the market.

During the first six months of fiscal 2015, the Company recorded a $1.7 million increase in a liability related to environmental remediation at a previously sold business for which the Company provided indemnification.  A loss of $1.1 million, net of tax, is reflected in discontinued operations.

The operating results of the discontinued operations for the three month period ended April 1, 2016, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$4,479	$-	$2,289	$-	$6,768

Operating earnings (loss)	1,072	(151)	(2,874)	(7)	(1,960)
Tax expense (benefit)	273	-	(210)	-	63
Income (loss) from discontinued operations	$799	$(151)	$(2,664)	$(7)	$(2,023)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	326	-	(1,381)	-	(1,055)

The operating results of the discontinued operations for the six month period ended April 1, 2016, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$10,061	$-	$4,773	$-	$14,834

Operating earnings (loss)	1,969	(307)	(8,867)	(11)	(7,216)
Tax expense (benefit)	686	-	(1,099)	-	(413)
Income (loss) from discontinued operations	$1,283	$(307)	$(7,768)	$(11)	$(6,803)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	56	-	(3,628)	-	(3,572)

The operating results of the discontinued operations for the recast three month period ended March 27, 2015, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$13,429	$6,329	$2,709	$-	$22,467

Operating earnings (loss)	(10,624)	1,449	(4,236)	(1,180)	(14,591)
Tax expense (benefit)	318	524	(420)	(413)	9
Income (loss) from discontinued operations	$(10,942)	$925	$(3,816)	$(767)	$(14,600)

Included in Operating Earnings (Loss):
Loss on net assets held for sale	(11,439)	-	(3,008)	-	(14,447)

The operating results of the discontinued operations for the recast six month period ended March 27, 2015, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$27,591	$12,257	$6,150	$-	$45,998

Operating earnings (loss)	(11,395)	1,749	(11,221)	(1,692)	(22,559)
Tax expense (benefit)	(89)	672	(2,076)	(590)	(2,083)
Income (loss) from discontinued operations	$(11,306)	$1,077	$(9,145)	$(1,102)	$(20,476)

Included in Operating Earnings (Loss):
Loss on net assets held for sale	(11,439)	-	(3,008)	-	(14,447)

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at April 1, 2016, are comprised of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Accounts receivable, net	$4,341	$-	$221	$4,562
Inventories	11,954	-	2,380	14,334
Prepaid expenses	82	-	239	321
Current Assets of Businesses Held for Sale	16,377	-	2,840	19,217

Net property, plant and equipment	5,417	-	9,463	14,880
Intangibles, net	-	-	3,779	3,779
Deferred income tax benefits	(147)	-	1,370	1,223
Other assets	-	-	1,423	1,423
Non-Current Assets of Businesses Held for Sale	5,270	-	16,035	21,305

Accounts payable	765	-	1,837	2,602
Accrued liabilities	8,006	-	3,572	11,578
Current Liabilities of Businesses Held for Sale	8,771	-	5,409	14,180

Deferred income tax liabilities	-	-	319	319
Other liabilities	503	-	-	503
Non-Current Liabilities of Businesses Held for Sale	503	-	319	822

Net Assets of Businesses Held for Sale	$12,373	$-	$13,147	$25,520

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at October 2, 2015, were comprised of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Accounts receivable, net	$5,360	$-	$1,546	$6,906
Inventories	14,763	-	5,841	20,604
Prepaid expenses	156	-	185	341
Current Assets of Businesses Held for Sale	20,279	-	7,572	27,851

Net property, plant and equipment	5,474	-	12,199	17,673
Intangibles, net	945	-	4,928	5,873
Deferred income tax benefits	(147)	-	-	(147)
Other assets	-	-	1,518	1,518
Non-Current Assets of Businesses Held for Sale	6,272	-	18,645	24,917

Accounts payable	1,878	-	4,837	6,715
Accrued liabilities	8,340	-	2,051	10,391
Current Liabilities of Businesses Held for Sale	10,218	-	6,888	17,106

Deferred income tax liabilities	-	-	194	194
Other liabilities	2,215	-	-	2,215
Non-Current Liabilities of Businesses Held for Sale	2,215	-	194	2,409

Net Assets of Businesses Held for Sale	$14,118	$-	$19,135	$33,253

Note 15 – Business Segment Information

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

In Thousands	Three Months Ended		Six Months Ended
	April 1,	March 27,	April 1,	March 27,
	2016	2015	2016	2015
		(Recast)		(Recast)
Sales
Avionics & Controls	$198,665	$187,330	$384,910	$393,947
Sensors & Systems	176,069	171,538	328,499	354,432
Advanced Materials	115,576	109,342	218,378	224,442
	$490,310	$468,210	$931,787	$972,821

Earnings from Continuing Operations Before Income Taxes
Avionics & Controls	$2,649	$7,934	$12,062	$45,260
Sensors & Systems	20,944	16,256	33,728	33,714
Advanced Materials	23,208	19,469	36,198	41,024
Segment Earnings	46,801	43,659	81,988	119,998

Corporate expense	(18,965)	(19,851)	(37,030)	(42,862)
Other income	-	12,744	-	12,744
Interest income	94	135	181	319
Interest expense	(7,294)	(5,934)	(14,510)	(14,016)
	$20,636	$30,753	$30,629	$76,183

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

The Avionics & Controls segment includes avionics systems, control and communication systems, and interface technologies capabilities.  The Sensors & Systems segment includes power systems, connection technologies and advanced sensors capabilities.  The Advanced Materials segment includes engineered materials and defense technologies capabilities.

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

In March 2014, we entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DDTC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations.  Among other things, the Consent Agreement required us to pay a $20 million penalty, of which $10 million was suspended and eligible for offset credit.  Compliance expense associated with these measures was $5.5 million in the first six months of fiscal 2016 and $7.2 million in the prior-year period.  More information about the Consent Agreement is set forth in Note 10 to the Consolidated Financial Statements included in Part 1, Item 1 of this report.

On December 5, 2013, we announced the acceleration of our plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions.  Restructuring expenses were $11.7 million and $17.4 million in fiscal 2015 and 2014, respectively, and $3.3 million and $9.3 million in the first six months of fiscal 2016 and 2015, respectively.

Total sales for the second fiscal quarter of 2016 increased by $22.1 million, or 4.7%, over the prior-year period to $490.3 million, mainly reflecting higher sales volumes across all segments due to higher demand and incremental sales from DAT, partially offset by the effect of changes in foreign currency exchange rates relative to the U.S. dollar.  Avionics & Controls sales volume increased by $6 million, or 3%, Sensors & Systems increased by $5 million, or 3%, and Advanced Materials increased by $9 million, or 8%.  Incremental sales from defense, aerospace and training display (DAT) were $12 million.  These increases were partially offset by the effect of changes in foreign currency exchange rates relative to the U.S. dollar compared with the prior-year period of $10 million.

Earnings from continuing operations in the second fiscal quarter of 2016 were $17.0 million, or $0.57 per diluted share, compared with $24.9 million, or $0.79 per diluted share, in the prior-year period.  Loss from discontinued operations in the second fiscal quarter of 2016 was $2.0 million, or $0.07 per diluted share, compared with $14.6 million, or $0.46 per diluted share, in the prior-year period.  Net income in the second fiscal quarter of 2016 was $15.0 million, or $0.50 per diluted share, compared with $10.3 million, or $0.33 per diluted share, in the prior-year period.

Total sales for the first six months of fiscal 2016 decreased by $41.0 million, or 4.2%, over the prior-year period to $931.8 million, reflecting lower sales volumes across all segments due to decreased demand and the effect of changes in foreign currency exchange rates relative to the U.S. dollar.  Avionics & Controls sales volume decreased by $52 million, or 13%, Sensors & Systems decreased by $13 million, or 4%, and Advanced Materials decreased by $2 million, or 1%.  Additionally, the effect of changes in foreign currency exchange rates compared with the prior-year period reduced sales by $29 million.  These decreases were partially offset by the incremental sales from DAT of $56 million.

Earnings from continuing operations in the first six months of fiscal 2016 were $26.9 million, or $0.90 per diluted share, compared with $59.4 million, or $1.86 per diluted share, in the prior-year period.  Loss from discontinued operations in the first six months of fiscal 2016 was $6.8 million, or $0.23 per diluted share, compared with $20.5 million, or $0.64 per diluted share, in the prior-year period.  Net income in the first six months of fiscal 2016 was $20.1 million, or $0.67 per diluted share, compared with $38.9 million, or $1.22 per diluted share, in the prior-year period.

Cash flows from operating activities were $79.9 million in the first six months of fiscal 2016 compared with $50.9 million in the prior-year period. The increase in cash flow from operating activities reflected higher cash collections of accounts receivable and lower cash payments for income taxes.

Our sales, gross margin and earnings results for the three and six month period ended April 1, 2016, compared with the prior-year period included a number of significant items which are summarized in the tables below.

The following is a roll forward of sales and gross margin from the recast three month period ended March 27, 2015, to the three month period ended April 1, 2016:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Three month period ended March 27, 2015	$187,330	$171,538	$109,342	$468,210
Foreign currency gain (loss)	(7,128)	(2,109)	(2,247)	(11,484)
Forward contract gain (loss)	531	839	-	1,370
DAT incremental	12,428	-	-	12,428
Sales volume	6,364	5,080	8,648	20,092
Other	(860)	721	(167)	(306)
Three month period ended April 1, 2016	$198,665	$176,069	$115,576	$490,310

Gross Margin:
Three month period ended March 27, 2015	55,959	60,083	33,975	150,017
Foreign currency gain (loss)	(5,638)	(1,101)	(601)	(7,340)
Forward contract gain (loss)	447	839	-	1,286
DAT incremental	5,260	-	-	5,260
DAT inventory fair value adjustment	1,816	-	-	1,816
DAT integration	(1,026)	-	-	(1,026)
Volume/mix	2,372	1,222	3,884	7,478
Lower (higher) manufacturing costs	(1,830)	412	1,120	(298)
Inventory reserves and EAC adjustment	(840)	(180)	-	(1,020)
Three month period ended April 1, 2016	$56,520	$61,275	$38,378	$156,173

The following is a roll forward of sales and gross margin from the recast six month period ending March 27, 2015, to the six month period ended April 1, 2016:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Six month period ended March 27, 2015	$393,947	$354,432	$224,442	$972,821
Foreign currency gain (loss)	(9,582)	(13,823)	(3,464)	(26,869)
Forward contract gain (loss)	(2,053)	234	-	(1,819)
DAT incremental	55,554	-	-	55,554
Sales volume	(51,553)	(12,806)	(2,370)	(66,729)
Other	(1,403)	462	(230)	(1,171)
Six month period ended April 1, 2016	$384,910	$328,499	$218,378	$931,787

Gross Margin:
Six month period ended March 27, 2015	134,747	122,985	70,526	328,258
Foreign currency gain (loss)	(5,532)	(3,041)	(862)	(9,435)
Forward contract gain (loss)	(2,119)	234	-	(1,885)
DAT incremental	23,309	-	-	23,309
DAT inventory fair value adjustment	1,816	-	-	1,816
DAT integration	(2,129)	-	-	(2,129)
Volume/mix	(26,531)	(8,362)	(1,345)	(36,238)
Lower (higher) manufacturing costs	(4,080)	(2,514)	(2,583)	(9,177)
Cost initiatives	67	2,388	459	2,914
Factory layout costs (Kaikaku)	(2,307)	-	-	(2,307)
Inventory reserves and EAC adjustment	(1,054)	(180)	-	(1,234)
Six month period ended April 1, 2016	$116,187	$111,510	$66,195	$293,892

The following table shows the average foreign exchange rates for the U.K. pound, Canadian dollar and euro relative to the U.S. dollar for the three and six month periods ended April 1, 2016, and March 27, 2015.

	Three Months Ended			Six Months Ended
	April 1,	March 27,		April 1,	March 27,
	2016	2015	Change	2016	2015	Change

GBP to USD	1.4200	1.5240	(6.8)%	1.4670	1.5545	(5.6)%
CAD to USD	0.7337	0.8038	(8.7)%	0.7425	0.8422	(11.8)%
EUR to USD	1.0964	1.1341	(3.3)%	1.0922	1.1905	(8.3)%

The following tables show the impact of changes in the foreign currency exchange rates for the U.K. pound, Canadian dollar and euro relative to the U.S. dollar on operating earnings during the three month period ended April 1, 2016, compared with the prior-year period.

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Foreign currency gain (loss)	$(8,764)	$2,706	$(468)	$(6,526)
Forward contract gain (loss)	499	1,555	376	2,430
Impact on Operating Earnings (Loss)	$(8,265)	$4,261	$(92)	$(4,096)

The following tables show the impact of changes in the foreign currency exchange rates for the U.K. pound, Canadian dollar and euro relative to the U.S. dollar on operating earnings during the six month period ended April 1, 2016, compared with the prior-year period.

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Foreign currency gain (loss)	$(6,433)	$5,280	$(524)	$(1,677)
Forward contract gain (loss)	(2,225)	111	620	(1,494)
Impact on Operating Earnings (Loss)	$(8,658)	$5,391	$96	$(3,171)

Results of Operations

For further explanation, please see the roll forward table of sales, gross margin and the analysis of the impact of changes in foreign currency exchange rates at the end of the Overview section.

Three Month Period Ended April 1, 2016, Compared with Three Month Period Ended March 27, 2015

Total sales for the second fiscal quarter increased by $22.1 million, or 4.7%, over the prior-year period.  Sales by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	April 1,	March 27,
	From Prior Year	2016	2015
			(Recast)

Avionics & Controls	6.1%	$198,665	$187,330
Sensors & Systems	2.6%	176,069	171,538
Advanced Materials	5.7%	115,576	109,342
Total Net Sales		$490,310	$468,210

The $11.3 million, or 6.1%, increase in Avionics & Controls sales over the prior-year period mainly reflected incremental sales from DAT of $12 million and higher avionics systems sales of $7 million, partially offset by lower sales from interface technologies of $2 million and the effect of changes in foreign currency exchange rates.  The increase in avionics systems reflected higher demand for flight management systems mainly for commercial aviation applications.  The decrease in interface technologies reflected lower demand primarily for large medical diagnostic input consoles.  The effect of changes in foreign currency exchange rates decreased sales by approximately $7 million compared to the prior-year period.

The $4.5 million, or 2.6%, increase in Sensors & Systems sales over the prior-year period reflected higher sales volumes of connection technologies due to higher demand for commercial aviation and industrial applications.

The $6.2 million, or 5.7%, increase in Advanced Materials sales over the prior-year period mainly reflected higher sales volumes of engineered materials and defense technologies.  The $6 million increase in engineered materials sales volumes was mainly due to higher demand for elastomer clamping devices for commercial aviation and defense applications.  The increase in defense technologies sales was due to higher demand for combustible ordnance.

Overall, gross margin was 31.9% and 32.0% for the second fiscal quarter of 2016 and 2015, respectively.  Gross profit was $156.2 million and $150.0 million for the second fiscal quarter of 2016 and 2015, respectively.  Gross profit was impacted by $1.0 million and $2.1 million in restructuring expense in the second fiscal quarter of 2016 and 2015, respectively.

Avionics & Controls segment gross margin was 28.5% and 29.9% for the second fiscal quarter of 2016 and 2015, respectively.  Segment gross profit was $56.5 million compared with $56.0 million in the prior-year period.  Gross profit in the second fiscal quarter of 2016 reflected incremental gross margin from DAT of $5 million, the effect of higher sales volume/mix of $2 million and an inventory fair value adjustment of $2 million recorded in the prior year period, offset by an increase in other expenses of $3 million, and the impact of foreign currency exchange rates.  The increase in other expenses included (1) DAT integration costs of $1 million; and (2) other manufacturing costs of $2 million due to production inefficiencies.  In addition, gross margin was impacted by a $5 million long-term contract loss in both the second fiscal quarter of 2016 and 2015.  The loss in the both periods principally related to a scope issue on a long-term contract to upgrade avionics for a military transport aircraft that was settled in the second fiscal quarter of 2016.  Gross margin in the second fiscal quarter of 2016 was also impacted by the effect of changes in foreign currency exchange rates of $5 million.

As of April 1, 2016, the Company has $6.5 million in outstanding accounts receivable on a long-term contract to upgrade avionics on a military transport aircraft.  The final payment is due upon contract completion requiring a solution to a radio frequency tuning anomaly which is being tested on the aircraft. Management believes this solution will correct the anomaly, and accordingly, the outstanding receivable is probable of collection.

Sensors & Systems segment gross margin was 34.8% and 35.0% for the second fiscal quarter of 2016 and 2015, respectively.  Segment gross profit was $61.3 million compared with $60.1 million in the prior-year period, primarily reflecting the effect of higher sales volumes of connection technologies, partially offset by lower gross profit on sales of advanced sensors due to production inefficiencies.

Advanced Materials segment gross margin was 33.2% and 31.1% for the second fiscal quarter of 2016 and 2015, respectively.  Segment gross profit was $38.4 million compared with $34.0 million in the prior-year period.  The increase in gross profit reflected the impact of higher sales volumes of engineered materials.

Selling, general and administrative expenses (which include corporate expenses) totaled $102.4 million, or 20.9% of sales, and $99.4 million, or 21.2% of sales, for the second fiscal quarter of 2016 and 2015, respectively.  Selling, general and administrative expenses increased compared with the prior-year period due to incremental selling, general and administrative expenses from DAT of $5 million, partially offset by lower acquisition expenses.

Research, development and engineering spending was $25.0 million, or 5.1% of sales, for the second fiscal quarter of 2016 compared with $25.1 million, or 5.4% of sales, for the second fiscal quarter of 2015.  The decrease reflected lower spending on avionics systems developments, partially offset by incremental research, development and engineering from DAT of $1.4 million.

Total restructuring expenses were $1.9 million, or 0.4% of sales, in the second fiscal quarter of 2016, of which $0.9 million is reported separately as restructuring expenses and $1.0 million is included in cost of goods sold.  Total restructuring expenses were $3.8 million, or 0.8% of sales, in the second fiscal quarter of 2015, of which $1.6 million is reported separately as restructuring expenses and $2.1 million is included in cost of goods sold.

During the second fiscal quarter of 2015, we recognized a $15.7 million gain in other income and a $2.4 million reduction in interest expense upon the lapse of a statutory period related to a liability for a non-income tax position of an acquired company.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the second fiscal quarter of 2016 totaled $46.8 million, or 9.5% of sales, compared with $43.7 million, or 9.3% of sales, for the second fiscal quarter in 2015.

Avionics & Controls segment earnings were $2.6 million, or 1.3% of sales, in the second fiscal quarter of 2016 and $7.9 million, or 4.2% of sales, in the second fiscal quarter of 2015, mainly reflecting increased operating expenses of $6 million.  The increase in operating expenses principally reflects incremental selling, general and administrative expenses and research, development and engineering costs from DAT of $4 million, $3 million in DAT integration expense, and a $3 million foreign currency loss on mainly monetary assets.  The loss on monetary assets was due to the strengthening of the Canadian dollar relative to the U.S. dollar from the end of the first fiscal quarter of 2016 to the end of the second fiscal quarter of 2016.  In the prior-year period, the Canadian dollar weakened relative to the U.S. dollar.  These increases were partially offset by a $2 million write-off of fixed assets due to an avionics systems program realignment recorded in the prior-year period.

Sensors & Systems segment earnings were $20.9 million, or 11.9% of sales, for the second fiscal quarter of 2016 compared with $16.3 million, or 9.5% of sales, for the second fiscal quarter of 2015.  The change mainly reflects lower selling, general and administrative expenses due to the effect of changes in foreign currency exchange rates of $3 million.  In addition, restructuring expenses were $0.8 million and $2.4 million in the second fiscal quarter of 2016 and 2015, respectively.

Advanced Materials segment earnings were $23.2 million, or 20.1% of sales, for the second fiscal quarter of 2016 compared with $19.5 million, or 17.8% of sales, for the second fiscal quarter of 2015, primarily reflecting higher sales volumes of engineered materials.  Restructuring expenses were $0.7 million and $1.0 million in the second fiscal quarter of 2016 and 2015, respectively.

Interest expense for the second fiscal quarter of 2016 was $7.3 million compared with $5.9 million for the second fiscal quarter of 2015.  Interest expense in the prior-year was favorably impacted by the $2.4 million adjustment noted above.

The income tax rate was 16.6% in the second fiscal quarter of 2016 compared with 18.6% in the prior-year period.  In the second fiscal quarter of 2016, we recognized $0.3 million of discrete tax benefits due to income tax return to provision adjustments.  In the second fiscal quarter of 2015, we recognized $0.5 million of discrete tax expense principally related to the following two items.  The first item was a $2.0 million tax expense due to income tax return to provision adjustments.  The second item was approximately $1.5 million of discrete tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits.  The income tax rate differed from the statutory rate in the second fiscal quarters of 2016 and 2015, as both years benefited from various tax credits and certain foreign interest expense deductions.

Six Month Period Ended April 1, 2016, Compared with Six Month Period Ended March 27, 2015

Total sales for the first six months of fiscal 2016 decreased by $41.0 million, or 4.2%, over the prior-year period.  Sales by segment were as follows:

In Thousands		Six Months Ended
	Increase (Decrease)	April 1,	March 27,
	From Prior Year	2016	2015
			(Recast)

Avionics & Controls	(2.3)%	$384,910	$393,947
Sensors & Systems	(7.3)%	328,499	354,432
Advanced Materials	(2.7)%	218,378	224,442
Total Net Sales		$931,787	$972,821

The $9.0 million, or 2.3%, decrease in Avionics & Controls sales over the prior-year period mainly reflected lower sales volumes of avionics systems of $23 million, control and communication systems of $22 million, and interface technologies of $6 million.  The decrease in avionics systems reflected lower demand and delays for flight management systems for defense applications, including the T6-B military trainer for the U.S. Navy as the T6-B program is nearing completion.  The decrease in control and communication systems mainly reflected lower sales of headset communication devices due to higher sales of delinquent orders in the prior-year period.  The decrease in interface technologies reflected lower demand primarily for large medical diagnostic input consoles.  The effect of changes in foreign currency exchange rates decreased sales by approximately $12 million.  These decreases were partially offset by incremental sales from DAT of $55 million.

The $25.9 million, or 7.3%, decrease in Sensors & Systems sales over the prior-year period reflected lower sales volumes of $13 million and weakening foreign currencies.  The decrease in sales volume reflected lower sales of advanced sensors of $6 million, power systems of $8 million, partially offset by higher sales of connection technologies.  The advanced sensors sales decrease mainly reflected lower OEM demand.  The decrease in power systems sales reflected delays in shipments due to export control requirements.  The decrease in connection technologies sales reflected lower demand from defense and industrial customers including oil and gas and nuclear.  The effect of changes in foreign currency exchange rates decreased sales by approximately $14 million.

The $6.1 million, or 2.7%, decrease in Advanced Materials sales over the prior-year period reflected lower sales volumes of engineered materials under long-term defense contracts for metal insulation applications and the effect of weakening foreign currencies of $3 million.

Overall, gross margin was 31.5% and 33.7% for the first six months of fiscal 2016 and 2015, respectively.  Gross profit was $293.9 million and $328.3 million for the first six months of fiscal 2016 and 2015, respectively.  Gross profit was impacted by $1.4 million and $4.4 million in restructuring expense in the first six months of fiscal 2016 and 2015, respectively.

Avionics & Controls segment gross margin was 30.2% and 34.2% for the first six months of fiscal 2016 and 2015, respectively.  Segment gross profit was $116.2 million compared with $134.7 million in the prior-year period.  The decrease in gross profit reflected the impact of lower sales volumes/mix of $27 million and an increase in other expenses of $9 million.  The decrease due to sales volume mainly reflected an $11 million impact on lower sales of avionics systems and a $15 million impact on decreased sales of control and communication systems.  These lower sales volumes resulted in a lower recovery of fixed costs.  The higher other expenses included DAT integration costs of $2 million, the cost of a major factory layout event (Kaikaku) of $2 million, and other manufacturing costs of $5 million due to production inefficiencies.  Additionally, gross margin was impacted by the effect of changes in foreign currency exchange rates of $8 million.  These decreases were partially offset by incremental gross profit from DAT of $23 million and a $2 million inventory fair value adjustment recorded in the prior year period.

Sensors & Systems segment gross margin was 33.9% and 34.7% for the first six months of fiscal 2016 and 2015, respectively.  Segment gross profit was $111.5 million compared with $123.0 million in the prior-year period, primarily reflecting the impact of lower sales volume/mix of advanced sensors of $4 million and power systems of $5 million.  Gross margin was impacted by the effects of changes in foreign currency exchange rates of $3 million.

Advanced Materials segment gross margin was 30.3% and 31.4% for the first six months of fiscal 2016 and 2015, respectively.  Segment gross profit was $66.2 million compared with $70.5 million in the prior-year period.  The decrease in gross profit reflected the impact of higher manufacturing costs of $4 million, mainly due to engineered materials manufacturing inefficiencies.

Selling, general and administrative expenses (which include corporate expenses) totaled $196.5 million, or 21.1% of sales, and $197.5 million, or 20.3% of sales, for the first six months of fiscal 2016 and 2015, respectively.  Selling, general and administrative expenses in the first six months of fiscal 2016 reflected the favorable effect of changes in foreign currency exchange rates of $9 million, a $2 million write-off of fixed assets due to an avionics systems program realignment recorded in the prior-year period and lower corporate expenses.  Corporate expenses decreased by $6 million principally due to a $3 million pension settlement in the prior-year quarter and decreased acquisition expenses.  These decreases were partially offset by incremental selling, general and administrative expenses from DAT of $11 million and $3 million in DAT integration expense.

Research, development and engineering spending was $50.5 million, or 5.4% of sales, for the first six months of fiscal 2016 compared with $48.7 million, or 5.0% of sales, for the prior-year period.  The increase in research, development and engineering spending principally reflected incremental research, development and engineering from DAT of $7 million, partially offset by lower spending on avionics systems and power systems developments.

Total restructuring expenses were $3.3 million, or 0.4% of sales, in the first six months of 2016, of which $1.9 million is reported separately as restructuring expenses and $1.4 million is included in cost of goods sold.  Total restructuring expenses were $9.3 million, or 1.0% of sales, in the first six months of 2015, of which $4.9 million is reported separately as restructuring expenses and $4.4 million is included in cost of goods sold.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first six months of fiscal  2016 totaled $82.0 million, or 8.8% of sales, compared with $120.0 million, or 12.3% of sales, for the first six months of 2015.

Avionics & Controls segment earnings were $12.1 million, or 3.1% of sales, in the first six months of fiscal 2016 and $45.3 million, or 11.5% of sales, in the first six months of 2015, mainly reflecting a $19 million decrease in gross margin and increased selling, general and administrative expenses and research, development and engineering expenses of $15 million.  This increase reflects incremental selling, general and administrative expenses and research, development and engineering expenses from DAT of $18 million and $6 million in DAT integration expense.  These increases were partially offset by lower research, development and engineering expenses for avionics systems of $3 million, lower selling, general and administrative expenses of $3 million, and a $2 million write-off of fixed assets due to an avionics systems program realignment recorded in the prior-year period.

Sensors & Systems segment earnings were $33.7 million, or 10.3% of sales, for the first six months of fiscal 2016 compared with $33.7 million, or 9.5% of sales, for the first six months of 2015, mainly reflecting an $11 million decrease in gross margin, offset by lower selling, general and administrative expenses principally due to the effects of changes in foreign currency exchange rates of $9 million.  In addition, restructuring expenses were $1.3 million and $5.3 million in the first six months of 2016 and 2015, respectively.

Advanced Materials segment earnings were $36.2 million, or 16.6% of sales, for the first six months of fiscal 2016 compared with $41.0 million, or 18.3% of sales, for the first six months of 2015, primarily reflecting higher manufacturing costs at engineered materials.  Restructuring expenses were $0.9 million and $2.4 million in the first six months of 2016 and 2015, respectively.

Interest expense for the first six months of fiscal 2016 was $14.5 million compared with $14.0 million for the first six months of 2015.

The income tax rates were 11.0% and 21.9% for the first six months of fiscal 2016 and 2015, respectively.  In the first six months of 2016, we recognized $2.2 million of discrete tax benefits principally related to the following items.  The first item was a $1.3 million reduction of net deferred income tax liabilities as a result of the enactment of tax laws reducing the U.K. statutory income tax rate.  The second item was approximately $1.3 million of discrete tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits.  The third item was a $0.4 million tax expense due to income tax return to provision adjustments.  In the first six months of 2015, we recognized approximately $0.2 million of discrete tax benefits principally related to the following two items.  The first item was approximately $1.5 million of discrete tax benefits due to the retroactive extension of the U.S. federal research and experimentation credits.  The second item was a $1.3 million tax expense due to income tax return to provision adjustments.  The income tax rate differed from the statutory rate in the first six months of fiscal 2016 and 2015, as both years benefited from various tax credits and certain foreign interest expense deductions.

It is reasonably possible that within the next twelve months approximately $1.1 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.

New orders for the first six months of fiscal 2016 were $1.1 billion compared with $0.9 billion in the prior-year period, reflecting an increase in all three segments.  Backlog was $1.4 billion at April 1, 2016, $1.1 billion at March 27, 2015, and $1.2 billion at October 2, 2015.

Liquidity and Capital Resources

Cash and cash equivalents at April 1, 2016, totaled $219.3 million, an increase of $27.9 million from October 2, 2015.  Net working capital decreased to $700.0 million at April 1, 2016, from $718.2 million at October 2, 2015.  Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expenses.  Cash flows provided by operating activities were $79.9 million and $50.9 million in the first six months of fiscal 2016 and 2015, respectively.  The increase in cash flow from operating activities reflected higher cash collections of accounts receivable and lower cash payments for income taxes.

Cash flows used by investing activities were $43.6 million and $196.4 million in the first six months of fiscal 2016 and 2015, respectively.  Cash flows used by investing activities in the first six months of fiscal 2016 were primarily capital expenditures of $42.5 million, including the purchase of a building for our DAT operation.  Cash flows used by investing activities in the first six months of fiscal 2015 were primarily capital expenditures of $25.3 million and cash paid for an acquisition of $171.1 million, net of cash acquired.

Cash flows used by financing activities were $9.2 million in the first six months of fiscal 2016 and mainly reflected a $10.0 million repayment of long-term credit facilities, a $6.2 million repayment of long-term debt, and $12.1 million in shares repurchased, partially offset by $15.0 million in proceeds from our credit facilities and proceeds of $3.5 million from the issuance of common stock under our employee stock plans.  Cash flows provided by financing activities were $78.2 million in the first six months of fiscal 2015 and mainly reflected $210.0 million in proceeds from our credit facilities and $10.1 million from the issuance of common stock under our employee stock plans, partially offset by $127.4 million in shares repurchased, a $10.0 million repayment of long-term credit facilities, and a $9.9 million repayment of long-term debt.

Capital expenditures, consisting of machinery, equipment and computers, are anticipated to be approximately $70 million during fiscal 2016, compared with $49.3 million expended in eleven-month fiscal 2015 (excluding acquisitions).

Total debt at April 1, 2016, was $880.8 million and consisted of $242.9 million of the U.S. Term Loan, due 2020, $370.7 million (€330.0 million) of the 2023 Notes, $165.0 million in borrowings under our secured credit facility, $44.6 million in government refundable advances, $57.4 million under capital lease obligations, and $0.2 million under our various foreign currency debt agreements and other debt agreements.

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

Item 4.               Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 1, 2016.  Based upon that evaluation, they concluded as of April 1, 2016, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of April 1, 2016, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

See Note 10 to the Consolidated Financial Statements included in Part 1, Item 1 of this report for information regarding legal proceedings.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Dollar Value
			Shares Purchased	of Shares
			as Part of	That May Yet
	Total Number	Average	Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Repurchased	Per Share	or Programs	or Programs

January 2, 2016 to January 29, 2016	-	$-	2,831,350	$110,220,429
January 30, 2016 to February 26, 2016	61,777	53.84	2,893,127	106,894,136
February 27, 2016 to April 1, 2016	140,533	62.26	3,033,660	98,144,250
Total	202,310

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

10.1

Agreement for Lease for 4 & 5 Eastbrook Day Centre, Eastbrook Trading Centre among Sheldon Friendly Society, Darchem Engineering Limited and Esterline Technologies Corporation, dated as of March 10, 2016.

11	Schedule setting forth computation of basic and diluted earnings per share for the three and six month periods ended April 1, 2016, and March 27, 2015.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: May 6, 2016	By:	/s/ Robert D. George
Robert D. George
Vice President, Chief Financial Officer, and
Corporate Development
(Principal Financial Officer)