Form 10-Q
period 2016-07-01
ESTERLINE TECHNOLOGIES CORP
filed 2016-08-09
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2016.

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

As of August 5, 2016, 29,396,333 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of July 1, 2016 and October 2, 2015

(In thousands, except share amounts)

	July 1,	October 2,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$237,845	$191,355
Cash in escrow	1,125	-
Accounts receivable, net of allowances of $8,608 and $10,050	393,632	380,748
Inventories
Raw materials and purchased parts	180,957	169,153
Work in progress	176,316	181,187
Finished goods	109,702	96,428
	466,975	446,768

Income tax refundable	4,957	12,575
Deferred income tax benefits	-	41,082
Prepaid expenses	20,611	23,008
Other current assets	5,370	5,427
Current assets of businesses held for sale	18,034	27,851
Total Current Assets	1,148,549	1,128,814

Property, Plant and Equipment	778,044	729,317
Accumulated depreciation	451,269	419,918
	326,775	309,399

Other Non-Current Assets
Goodwill	1,027,873	1,041,991
Intangibles, net	405,531	452,040
Deferred income tax benefits	69,259	28,979
Other assets	15,395	14,348
Non-current assets of businesses held for sale	10,735	24,917
Total Assets	$3,004,117	$3,000,488

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of July 1, 2016 and October 2, 2015

(In thousands, except share amounts)

	July 1,	October 2,
	2016	2015
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$128,635	$117,976
Accrued liabilities	246,967	259,734
Current maturities of long-term debt	16,340	13,376
Federal and foreign income taxes	6,322	2,404
Current liabilities of businesses held for sale	12,283	17,106
Total Current Liabilities	410,547	410,596

Long-Term Liabilities
Credit facilities	170,000	160,000
Long-term debt, net of current maturities	688,753	701,457
Deferred income tax liabilities	57,690	73,849
Pension and post-retirement obligations	73,653	75,019
Other liabilities	24,868	29,367
Non-current liabilities of businesses held for sale	1,222	2,409

Shareholders' Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued 32,532,260 and 32,378,185 shares	6,506	6,476
Additional paid-in capital	700,124	682,479
Treasury stock at cost, repurchased 3,135,927 and 2,831,350 shares	(308,514)	(289,780)
Retained earnings	1,496,533	1,447,120
Accumulated other comprehensive loss	(328,101)	(308,828)
Total Esterline Shareholders' Equity	1,566,548	1,537,467
Noncontrolling interests	10,836	10,324
Total Shareholders' Equity	1,577,384	1,547,791
Total Liabilities and Shareholders' Equity	$3,004,117	$3,000,488

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Month Periods Ended July 1, 2016 and June 26, 2015

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 1,	June 26,	July 1,	June 26,
	2016	2015	2016	2015
		(Recast)		(Recast)

Net Sales	$517,092	$484,723	$1,448,879	$1,457,544
Cost of Sales	343,508	319,433	981,403	963,996
	173,584	165,290	467,476	493,548
Expenses
Selling, general & administrative	96,769	92,028	293,283	289,549
Research, development and engineering	22,211	26,401	72,760	75,075
Restructuring charges	559	1,135	2,430	6,062
Other (income) expense	-	-	-	(12,744)
Total Expenses	119,539	119,564	368,473	357,942

Operating Earnings from Continuing Operations	54,045	45,726	99,003	135,606
Interest Income	(30)	(87)	(211)	(406)
Interest Expense	7,659	10,393	22,169	24,409
Loss on Extinguishment of Debt	-	329	-	329
Earnings from Continuing Operations Before Income Taxes	46,416	35,091	77,045	111,274
Income Tax Expense (Benefit)	7,975	6,744	11,358	23,430
Earnings from Continuing Operations Including Noncontrolling Interests	38,441	28,347	65,687	87,844
Loss (Earnings) Attributable to Noncontrolling Interests	(395)	(125)	(781)	(216)
Earnings from Continuing Operations Attributable to Esterline, Net of Tax	38,046	28,222	64,906	87,628
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(8,690)	(558)	(15,493)	(21,034)
Net Earnings Attributable to Esterline	$29,356	$27,664	$49,413	$66,594

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$1.30	$0.92	$2.19	$2.81
Discontinued operations	(0.30)	(0.02)	(0.52)	(0.67)
Earnings (Loss) Per Share - Basic	$1.00	$0.90	$1.67	$2.14

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$1.28	$0.90	$2.18	$2.76
Discontinued operations	(0.29)	(0.02)	(0.52)	(0.66)
Earnings (Loss) Per Share - Diluted	$0.99	$0.88	$1.66	$2.10

Net Earnings	$29,356	$27,664	$49,413	$66,594

Change in Fair Value of Derivative Financial Instruments	888	13,408	16,989	(5,339)
Income Tax Expense (Benefit)	68	3,234	4,562	(2,448)
	820	10,174	12,427	(2,891)

Change in Pension and Post-Retirement Obligations	1,163	19	3,351	(607)
Income Tax Expense (Benefit)	(47)	137	793	(175)
	1,210	(118)	2,558	(432)

Currency Translation Adjustment	(26,044)	31,598	(34,259)	(140,998)
Comprehensive Income (Loss)	$5,342	$69,318	$30,139	$(77,727)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Month Periods Ended July 1, 2016 and June 26, 2015

(Unaudited)

(In thousands)

	July 1,	June 26,
	2016	2015
		(Recast)

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$50,194	$66,810
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	73,272	76,118
Deferred income taxes	(17,545)	(15,701)
Share-based compensation	12,501	8,744
Gain on release of non-income tax liability	-	(15,656)
Loss on assets held for sale	7,895	15,763
Working capital changes, net of effect of acquisitions:
Accounts receivable	(14,435)	(731)
Inventories	(18,249)	(14,781)
Prepaid expenses	1,886	(1,055)
Other current assets	8	(587)
Accounts payable	9,554	(3,566)
Accrued liabilities	(11,296)	14,128
Federal and foreign income taxes	11,264	2,370
Other liabilities	737	1,971
Other, net	12,826	(16,601)
	118,612	117,226

Cash Flows Provided (Used) by Investing Activities
Purchase of capital assets	(58,547)	(36,355)
Escrow deposit	(1,125)	-
Proceeds from sale of discontinued operations	3,654	9,791
Acquisition of businesses, net of cash acquired	-	(171,070)
	(56,018)	(197,634)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	4,679	15,114
Excess tax benefits from stock option exercises	496	2,459
Shares repurchased	(18,735)	(185,164)
Repayment of long-term credit facilities	(20,000)	(330,000)
Repayment of long-term debt	(9,331)	(169,284)
Proceeds from issuance of long-term credit facilities	30,000	365,000
Proceeds from issuance of long-term debt	-	356,532
Proceeds from government assistance	-	3,239
	(12,891)	57,896

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(3,213)	(14,228)
Net Increase (Decrease) in Cash and Cash Equivalents	46,490	(36,740)

Cash and Cash Equivalents - Beginning of Year	191,355	213,251
Cash and Cash Equivalents - End of Period	$237,845	$176,511

Supplemental Cash Flow Information:
Cash paid for interest	$23,684	$13,815
Cash paid for taxes	13,521	27,054

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended July 1, 2016 and June 26, 2015

Note 1 – Basis of Presentation

The consolidated balance sheet as of July 1, 2016, the consolidated statement of operations and comprehensive income (loss) for the three and nine month periods ended July 1, 2016, and June 26, 2015, and the consolidated statement of cash flows for the nine month periods ended July 1, 2016, and June 26, 2015, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the above statements do not include all of the footnotes required for complete financial statements.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

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

The prior year Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine month period ended June 26, 2015, and the Consolidated Statement of Cash Flows for the nine month period ended June 26, 2015, have been recast to align to the Company’s new quarter end.

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

Note 4 – Earnings Per Share and Shareholders’ Equity

Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year.  Diluted earnings per share includes the dilutive effect of stock options, restricted stock units and share units related to the Company’s performance share plan to the extent that performance share plan objectives are met.  Common shares issuable from stock options excluded from the calculation of diluted earnings per share because they were anti-dilutive were 858,000 and 745,067 in the three and nine month periods ending July 1, 2016, respectively.  Common shares issuable from stock options excluded from the calculation of diluted earnings per share because they were anti-dilutive were 261,150 and 218,633 in the three and nine month periods ending June 26, 2015, respectively.  Shares used for calculating earnings per share are disclosed in the following table:

In Thousands	Three Months Ended		Nine Months Ended
	July 1,	June 26,	July 1,	June 26,
	2016	2015	2016	2015
		(Recast)		(Recast)

Shares used for basic earnings per share	29,381	30,831	29,517	31,183
Shares used for diluted earnings per share	29,601	31,322	29,788	31,702

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value).  As of July 1, 2016, and October 2, 2015, there were no shares of preferred stock or serial preferred stock outstanding.

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

During the three months ended July 1, 2016, the Company repurchased 102,267 shares under this program at an average price per share of $65.10, for an aggregate purchase price of $6.7 million.  During the three months ended June 26, 2015, the Company repurchased 581,977 shares under this program at an average price per share of $99.22, for an aggregate purchase price of $57.7 million.  During the nine months ended July 1, 2016, the Company repurchased 304,577 shares under this program at an average price paid per share of $61.51, for an aggregate purchase price of $18.7 million.  During the nine months ended June 26, 2015, the Company repurchased 1,749,709 shares under this program at an average price paid per share of $105.83, for an aggregate purchase price of $185.2 million.  Since the program began, the Company has repurchased 3,135,927 shares for an aggregate purchase price of $308.5 million, leaving $91.5 million for shares to be repurchased in the future.

Changes in issued and outstanding common shares are summarized as follows:

	Nine Months Ended	Year Ended
	July 1,	October 2,
	2016	2015
Shares Issued:
Balance, beginning of year	32,378,185	32,123,717
Shares issued under share-based compensation plans	154,075	254,468
Balance, end of current period	32,532,260	32,378,185

Treasury Stock:
Balance, beginning of year	(2,831,350)	(269,228)
Shares purchased	(304,577)	(2,562,122)
Balance, end of current period	(3,135,927)	(2,831,350)

Shares outstanding, end of period	29,396,333	29,546,835

The components of Accumulated Other Comprehensive Gain (Loss):

In Thousands	July 1,	October 2,
	2016	2015

Unrealized gain (loss) on derivative contracts	$(5,952)	$(22,941)
Tax effect	1,474	6,036
	(4,478)	(16,905)

Pension and post-retirement obligations	(96,373)	(99,724)
Tax effect	32,982	33,775
	(63,391)	(65,949)

Currency translation adjustment	(260,232)	(225,974)
Accumulated other comprehensive gain (loss)	$(328,101)	$(308,828)

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

In Thousands	Three Months Ended		Nine Months Ended
	July 1,	June 26,	July 1,	June 26,
	2016	2015	2016	2015
		(Recast)		(Recast)
Components of Net Periodic Cost
Service cost	$2,871	$2,841	$8,773	$8,286
Interest cost	4,412	4,192	13,052	12,643
Expected return on plan assets	(6,060)	(6,407)	(17,964)	(19,123)
Settlement	-	-	-	2,991
Amortization of prior service cost	119	17	345	51
Amortization of actuarial (gain) loss	1,580	1,135	4,639	3,451
Net periodic cost (benefit)	$2,922	$1,778	$8,845	$8,299

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at July 1, 2016, and October 2, 2015.

In Thousands	Level 2
	July 1,	October 2,
	2016	2015
Assets:
Derivative contracts designated as hedging instruments	$3,882	$1,386
Derivative contracts not designated as hedging instruments	67	189
Embedded derivatives	2,035	3,992

Liabilities:
Derivative contracts designated as hedging instruments	$10,173	$24,660
Derivative contracts not designated as hedging instruments	7,699	2,324
Embedded derivatives	2,116	380

In Thousands	Level 3
	July 1,	October 2,
	2016	2015
Liabilities:
Contingent purchase obligation	$-	$3,750

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

The fair value of derivative instruments is presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements.  At July 1, 2016, and October 2, 2015, the Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral.  The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates.  These exposures arise primarily from purchases or sales of products and services from third parties.  Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies.  At July 1, 2016, and October 2, 2015, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $449.9 million and $402.9 million, respectively.  These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

Fair Value of Derivative Instruments

Fair value of derivative instruments in the Consolidated Balance Sheet at July 1, 2016, and October 2, 2015, consisted of:

In Thousands		Fair Value
		July 1,	October 2,
	Classification	2016	2015
Foreign Currency Forward Exchange Contracts:
	Other current assets	$1,586	$1,527
	Other assets	2,363	48
	Accrued liabilities	13,968	20,688
	Other liabilities	3,904	6,296

Embedded Derivative Instruments:
	Other current assets	$1,589	$2,913
	Other assets	446	1,079
	Accrued liabilities	1,694	351
	Other liabilities	422	29

The effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine month periods ended July 1, 2016, and June 26, 2015, consisted of:

Fair Value Hedges and Embedded Derivatives

We recognized the following gains (losses) on contracts designated as fair value hedges and embedded derivatives:

In Thousands	Three Months Ended		Nine Months Ended
Gain (Loss)	July 1,	June 26,	July 1,	June 26,
	2016	2015	2016	2015
		(Recast)		(Recast)
Embedded derivatives:
Recognized in sales	$818	$(3,928)	$(2,858)	$1,715

Cash Flow Hedges

We recognized the following gains (losses) on contracts designated as cash flow hedges:

In Thousands	Three Months Ended		Nine Months Ended
Gain (Loss)	July 1,	June 26,	July 1,	June 26,
	2016	2015	2016	2015
		(Recast)		(Recast)
Foreign currency forward exchange contracts:
Recognized in AOCI (effective portion)	$3,528	$19,238	$32,212	$11,835
Reclassified from AOCI into sales	(2,640)	(5,830)	(15,223)	(17,174)

Net Investment Hedges

We recognized the following gains (losses) on contracts designated as net investment hedges:

In Thousands	Three Months Ended		Nine Months Ended
Gain (Loss)	July 1,	June 26,	July 1,	June 26,
	2016	2015	2016	2015
		(Recast)		(Recast)
2023 Notes and Accrued Interest:
Recognized in AOCI	$8,336	$(11,991)	$2,084	$(11,991)

During the first nine months of fiscal 2016 and 2015, the Company recorded a loss of $7.6 million and a gain of $0.1 million, respectively, on foreign currency forward exchange contracts that have not been designated as accounting hedges.  These foreign currency exchange gains and losses are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first nine months of fiscal 2016 and 2015.  In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first nine months of fiscal 2016 and 2015.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles.  The Company expects to reclassify approximately $8.0 million of net loss into earnings over the next 12 months.  The maximum duration of the Company’s foreign currency cash flow hedge contracts at July 1, 2016, is 24 months.

Note 8 – Income Taxes

The effective tax rates for the three and nine months ended July 1, 2016, were 17.2% and 14.7%, respectively. The effective tax rates for the three and nine months ended June 26, 2015, were 19.2% and 21.1%, respectively.  The effective tax rates were lower than the U.S. federal statutory rate due to various tax credits, certain foreign interest expense deductions and lower income tax rates on permanently invested foreign sourced income.

The decrease in the three and nine months ended July 1, 2016, effective tax rate compared to prior year periods was primarily due to an adjustment for non-deductible expense from the Consent Agreement with DDTC.  As noted in Note 10 – Commitments and Contingencies, the Consent Agreement required a payment of $20 million, $10 million of which was suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures.  The $10 million penalty and qualifying expenditures up to $10 million were non-deductible for income tax purposes.  In the three months ended June 26, 2015, the Company recognized a $0.7 million tax expense related to non-deductible compliance expense.  In the nine months ended June 26, 2015, the Company recognized a $2.0 million tax expense related to non-deductible compliance expense and a return to provision adjustment of $1.6 million expense.

It is reasonably possible that within the next twelve months approximately $2.7 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.  The release is not expected to have a material impact on the statement of financial position or operations.

Note 9 – Debt

U.S. Credit Facility

On April 9, 2015, the Company amended its secured credit facility to extend the maturity to April 9, 2020, increase the amount available for borrowing under the secured revolving credit facility to $500 million, and provide for a delayed-draw term loan facility of $250 million (U.S. Term Loan, due 2020).  The Company recorded $2.3 million in debt issuance costs.  The credit facility is secured by substantially all the Company’s assets, and interest is based on standard inter-bank offering rates.  The interest rate ranges from LIBOR plus 1.25% to LIBOR plus 2.00%.  At July 1, 2016, the Company had $165.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.75%, which was 2.2%.  Additionally, the Company had $5.0 million outstanding under the secured credit facility at an initial interest rate of prime plus 0.75%, which was 4.25%.  Subsequent to July 1, 2016, the interest rate on the $5.0 million borrowing was reduced to LIBOR plus 1.75%.

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

U.S. Term Loan, due April 2020

On August 3, 2015, the Company borrowed $250 million under the U.S. Term Loan, due 2020, provided for under the amended secured credit facility.  The interest rate on the U.S. Term Loan, due 2020, ranges from LIBOR plus 1.25% to LIBOR plus 2.00%. At July 1, 2016, the interest rate was LIBOR plus 1.75%, which equaled 2.2%.  The loan amortizes at 1.25% of the original principal balance quarterly through March 2020, with the remaining balance due in April 2020.

7% Senior Notes, due August 2020

In August 2010, the Company issued $250.0 million in 7% Senior Notes, due August 2020 (2020 Notes) and which require semi-annual interest payments in March and September of each year until maturity.

On August 4, 2015, the proceeds from the U.S. Term Loan, due August 2020, were used to redeem all of the 7% 2020 Notes.  As part of the redemption, the Company incurred an $8.75 million redemption premium and wrote off $2.4 million in unamortized debt issuance costs as a loss on extinguishment of debt in the fourth fiscal quarter of 2015.

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

Based on quoted market prices, the fair value of the Company’s 2023 Notes was $346.5 million as of July 1, 2016, and $347.7 million as of October 2, 2015.  The carrying amount of the secured credit facility and the U.S. Term Loan, due 2020, approximate fair value.  The estimate of fair value for the 2023 Notes is based on Level 2 inputs as defined in the fair value hierarchy described.

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation.  The requirement to repay this advance is solely based on year-over-year commercial aviation revenue growth at CMC beginning in 2014.  Imputed interest on the advance was 3.7% at July 1, 2016.  The debt recognized was $45.3 million and $43.3 million as of July 1, 2016, and October 2, 2015, respectively.

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

As of July 1, 2016, and October 2, 2015, the Company had a liability of $0.7 million and $1.6 million, respectively, related to environmental remediation at a previously sold business for which the Company provided indemnification.

On March 5, 2014, the Company entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DTCC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations.  The Consent Agreement settled the pending ITAR compliance matter with the DTCC previously reported by the Company that resulted from voluntary reports the Company filed with DTCC that disclosed possible technical and administrative violations of the ITAR.  The Consent Agreement has a three-year term and provided for:  (i) a payment of $20 million, $10 million of which is suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures; (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures and training.  The $10 million portion of the settlement that is not subject to suspension is to be paid in installments, with $8 million already paid over fiscal years 2014, 2015 and 2016, and the remaining $2 million to be paid in March 2017.  As of the quarter ended July 1, 2016, the DTCC approved costs incurred by the Company for the remedial compliance measures to fully offset the $10 million suspended payment.

Note 11 – Employee Stock Plans

As of July 1, 2016, the Company had three share-based compensation plans, which are described below.  The compensation cost that has been charged against income for those plans was $12.5 million and $8.7 million for the first nine months of fiscal 2016 and 2015, respectively.  During the first nine months of fiscal 2016 and 2015, the Company issued 154,075 and 300,235 shares, respectively, under its share-based compensation plans.  During the third fiscal quarter of 2016 and 2015, the Company issued 50,446 and 69,235 shares, respectively.

Employee Stock Purchase Plan (ESPP)

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded.

Employee Sharesave Scheme

The Company offers shares under its employee sharesave scheme for U.K. employees.  This plan allows participants the option to purchase shares at a 5% discount of the market price of the stock as of the beginning of the offering period.  The term of these options is three years.  The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan.  Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 70,673 and 25,984 options in the nine month periods ended July 1, 2016, and June 26, 2015, respectively.  The weighted-average grant date fair value of options granted during the nine month periods ended July 1, 2016, and June 26, 2015, was $16.65 and $24.31 per share, respectively.

The fair value of the awards under the employee share-save scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table.  The risk-free rate for the contractual life of the options is based on the U.S. Treasury zero coupon issues in effect at the time of grant.

	Nine Months Ended
	July 1,	June 26,
	2016	2015

Volatility	33.21%	25.80%
Risk-free interest rate	1.19%	0.93%
Expected life (years)	3	3
Dividends	0	0

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 221,200 and 192,700 options to purchase shares in the nine month periods ended July 1, 2016, and June 26, 2015, respectively.  The weighted-average grant date fair value of options granted during the nine month periods ended July 1, 2016, and June 26, 2015, was $35.69 and $48.48 per share, respectively.

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

	Nine Months Ended
	July 1,	June 26,
	2016	2015

Volatility	33.06 - 40.52%	40.73 - 41.89%
Risk-free interest rate	1.61 - 2.24%	1.43 - 2.00%
Expected life (years)	5 - 9	5 - 9
Dividends	0	0

The Company granted 36,000 and 22,000 restricted stock units in the nine month periods ended July 1, 2016, and June 26, 2015, respectively.  The weighted-average grant date fair value of restricted stock units granted during the nine month periods ended July 1, 2016, and June 26, 2015, was $85.33 and $112.53 per share, respectively.  The fair value of each restricted stock unit granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.

The Company granted 56,200 and 34,000 performance share plan shares in the nine month periods ended July 1, 2016, and June 26, 2015, respectively.  The total shares granted in each period equaled the number of shares participants would receive if the Company achieves target performance over the relevant period and is therefore at risk if the Company does not achieve the target level of the performance.  The grant date fair value of performance share plan shares granted during the nine month periods ended July 1, 2016, and June 26, 2015, was $79.31 and $117.53, respectively.  The fair value of each performance share plan share granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.

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

The following summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.  The fair value adjustment for inventory was $7.0 million, which was recognized as cost of goods sold over eight months, the estimated inventory turnover.  The fair value of acquired programs represented the value of visualization solutions sold under long-term supply agreements with aerospace companies, military contractors, and OEM manufacturers using similar technology.  The valuation of the program included the values of program-specific technology, the backlog of contracts, and the relationship with customers which lead to potential future contracts.  The valuation of the programs was based upon the discounted cash flow at a market-based discount rate.  The purchase price includes the value of existing technologies, the introduction of new technologies, and the addition of new customers.  These factors resulted in recording goodwill of $46.6 million.  A substantial portion of the amount allocated to goodwill is not deductible for income tax purposes.

In Thousands
As of January 31, 2015

Current assets	$82,319
Property, plant and equipment	6,206
Intangible assets subject to amortization
Programs (15 year average useful life)	56,455
Programs (3 year average useful life)	677
Trade name (3 year average useful life)	226
Goodwill	46,618
Other assets	3,401
Total assets acquired	195,902

Current liabilities assumed	34,006
Long-term liabilities assumed	5,921
Net assets acquired	$155,975

To take advantage of synergies across the Company, DAT will be further integrated with existing businesses.  As a result of these integration activities, the Company incurred $2.8 million and $10.5 million of integration expenses in the three and nine months ended July 1, 2016, respectively.

Note 13 – Restructuring

On December 5, 2013, the Company announced the acceleration of its plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions.  The costs are for exit and relocation of facilities, losses on the write off of certain property, plant and equipment, and severance.

In the third fiscal quarter of 2016, restructuring expense totaled $1.5 million.  In the first nine months of fiscal 2016, restructuring expense totaled $4.9 million, as more fully described in the following table:

In Thousands		Write Off of
	Exit &	Property,
	Relocation	Plant &
	of Facilities	Equipment	Severance	Total

Cost of sales	$2,258	$27	$150	$2,435
Restructuring charges	2,011	-	419	2,430
Total	$4,269	$27	$569	$4,865

In the recast third fiscal quarter of 2015, restructuring expense totaled $2.5 million.  In the recast first nine months of fiscal 2015, restructuring expense totaled $11.7 million, as more fully described in the following table:

In Thousands		Write Off of
	Exit &	Property,
	Relocation	Plant &
	of Facilities	Equipment	Severance	Total

Cost of sales	$4,359	$791	$529	$5,679
Restructuring charges	4,255	43	1,764	6,062
Total	$8,614	$834	$2,293	$11,741

The Company has recorded an accrued liability of $5.8 million and $5.2 million for these activities as of July 1, 2016, and October 2, 2015, respectively.

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

During the third fiscal quarter of 2016 and 2015, the Company incurred a loss of $8.7 million and $0.6 million, respectively, on discontinued operations. Included in the loss of $8.7 million for the third fiscal quarter of 2016 is a loss on assets held for sale at Avionics & Controls and Advanced Materials of $2.4 million and $1.9 million, respectively.  The loss at Avionics & Controls was principally due to a reduction of estimated selling price.  The loss at Advanced Materials was principally due to the effect of changes in foreign currency exchange rates on the estimated sale price and Wallop’s assets held for sale. Principal assumptions used in measuring the estimated loss on assets held for sale included estimated selling price of the discontinued business and discount rates.

During the first nine months of fiscal 2016 and 2015, the Company incurred a loss of $15.5 million and $21.0 million, respectively.  Included in the loss of $15.5 million for the first nine months of fiscal 2016 is a loss on assets held for sale at Advanced Materials and Avionics & Controls of $5.5 million and $2.4 million, respectively.  The loss at Advanced Materials was principally due to the effect of changes in foreign currency exchange rates on the estimated sale price and Wallop’s assets held for sale. The loss at Avionics & Controls was principally due to a reduction of estimated selling price.  Principal assumptions used in measuring the estimated loss on assets held for sale included estimated selling price of the discontinued business and discount rates.

During the first nine months of fiscal 2015, the Company recorded a $1.7 million increase in a liability related to environmental remediation at a previously sold business for which the Company provided indemnification.  A loss of $1.1 million, net of tax, is reflected in discontinued operations.

The operating results of the discontinued operations for the three month period ended July 1, 2016, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$3,577	$-	$456	$-	$4,033

Operating earnings (loss)	(1,184)	(71)	(5,908)	(251)	(7,414)
Tax expense (benefit)	570	(83)	876	(87)	1,276
Income (loss) from discontinued operations	$(1,754)	$12	$(6,784)	$(164)	$(8,690)

Included in Operating Earnings (Loss):
Loss on net assets held for sale	$(2,411)	$-	$(1,912)	$-	$(4,323)

The operating results of the discontinued operations for the nine month period ended July 1, 2016, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$13,638	$-	$5,229	$-	$18,867

Operating earnings (loss)	785	(378)	(14,775)	(262)	(14,630)
Tax expense (benefit)	1,256	(83)	(223)	(87)	863
Income (loss) from discontinued operations	$(471)	$(295)	$(14,552)	$(175)	$(15,493)

Included in Operating Earnings (Loss):
Loss on net assets held for sale	$(2,355)	$-	$(5,540)	$-	$(7,895)

The operating results of the discontinued operations for the recast three month period ended June 26, 2015, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$11,248	$7,577	$2,583	$-	$21,408

Operating earnings (loss)	(1,196)	1,352	(1,687)	9	(1,522)
Tax expense (benefit)	(869)	(56)	(39)	-	(964)
Income (loss) from discontinued operations	$(327)	$1,408	$(1,648)	$9	$(558)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$323	$(622)	$(1,017)	$-	$(1,316)

The operating results of the discontinued operations for the recast nine month period ended June 26, 2015, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$38,839	$19,834	$8,733	$-	$67,406

Operating earnings (loss)	(12,591)	3,101	(12,908)	(1,683)	(24,081)
Tax expense (benefit)	(958)	616	(2,115)	(590)	(3,047)
Income (loss) from discontinued operations	$(11,633)	$2,485	$(10,793)	$(1,093)	$(21,034)

Included in Operating Earnings (Loss):
Loss on net assets held for sale	$(11,116)	$(622)	$(4,025)	$-	$(15,763)

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at July 1, 2016, are comprised of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Accounts receivable, net	$3,032	$-	$4,309	$7,341
Inventories	8,956	-	295	9,251
Prepaid expenses	145	-	202	347
Deferred income tax benefits	-	-	-	-
Income tax refundable	-	-	1,095	1,095
Current Assets of Businesses Held for Sale	12,133	-	5,901	18,034

Net property, plant and equipment	5,349	-	2,689	8,038
Intangibles, net	-	-	1,759	1,759
Deferred income tax benefits	(392)	-	-	(392)
Other assets	-	-	1,330	1,330
Non-Current Assets of Businesses Held for Sale	4,957	-	5,778	10,735

Accounts payable	251	-	1,486	1,737
Accrued liabilities	7,666	-	2,880	10,546
Current Liabilities of Businesses Held for Sale	7,917	-	4,366	12,283

Deferred income tax liabilities	-	-	902	902
Other liabilities	-	-	320	320
Non-Current Liabilities of Businesses Held for Sale	-	-	1,222	1,222

Net Assets of Businesses Held for Sale	$9,173	$-	$6,091	$15,264

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at October 2, 2015, were comprised of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Accounts receivable, net	$5,360	$-	$1,546	$6,906
Inventories	14,763	-	5,841	20,604
Prepaid expenses	156	-	185	341
Current Assets of Businesses Held for Sale	20,279	-	7,572	27,851

Net property, plant and equipment	5,474	-	12,199	17,673
Intangibles, net	945	-	4,928	5,873
Deferred income tax benefits	(147)	-	-	(147)
Other assets	-	-	1,518	1,518
Non-Current Assets of Businesses Held for Sale	6,272	-	18,645	24,917

Accounts payable	1,878	-	4,837	6,715
Accrued liabilities	8,340	-	2,051	10,391
Current Liabilities of Businesses Held for Sale	10,218	-	6,888	17,106

Deferred income tax liabilities	-	-	194	194
Other liabilities	2,215	-	-	2,215
Non-Current Liabilities of Businesses Held for Sale	2,215	-	194	2,409

Net Assets of Businesses Held for Sale	$14,118	$-	$19,135	$33,253

Note 15 – Business Segment Information

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

In Thousands	Three Months Ended		Nine Months Ended
	July 1,	June 26,	July 1,	June 26,
	2016	2015	2016	2015
		(Recast)		(Recast)
Sales
Avionics & Controls	$222,583	$200,078	$607,493	$594,025
Sensors & Systems	186,337	175,544	514,836	529,976
Advanced Materials	108,172	109,101	326,550	333,543
	$517,092	$484,723	$1,448,879	$1,457,544

Earnings from Continuing Operations Before Income Taxes
Avionics & Controls	$28,517	$16,836	$40,579	$62,096
Sensors & Systems	27,942	22,968	61,670	56,682
Advanced Materials	15,512	24,514	51,710	65,538
Segment Earnings	71,971	64,318	153,959	184,316

Corporate expense	(17,926)	(18,592)	(54,956)	(61,454)
Other income	-	-	-	12,744
Interest income	30	87	211	406
Interest expense	(7,659)	(10,393)	(22,169)	(24,409)
Loss on extinguishment of debt	-	(329)	-	(329)
	$46,416	$35,091	$77,045	$111,274

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

Our current business and strategic plan focuses on the continued development of our products principally for aerospace and defense markets and operational excellence.  We are concentrating our efforts to expand our capabilities in these markets, to anticipate the global needs of our customers and to continually improve our operational performance.  These efforts focus on continuous research and new product development, acquisitions and strategic realignments of operations to offer more comprehensive solutions across our product offerings and the implementation of the principles of our operating system to become a supplier of choice for our customers.

In March 2014, we entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DDTC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations.  Among other things, the Consent Agreement required us to pay a $20 million penalty, of which $10 million was suspended and eligible for offset credit.  Compliance expense associated with these measures was $8.2 million in the first nine months of fiscal 2016 and $11.3 million in the prior-year period.  As of the quarter ended July 1, 2016, the DTCC approved costs we incurred to implement compliance measures to fully offset the $10 million suspended payment.  More information about the Consent Agreement is set forth in Note 10 to the Consolidated Financial Statements included in Part 1, Item 1 of this report.

Total sales for the third fiscal quarter of 2016 increased by $32.4 million, or 6.7%, over the prior-year period to $517.1 million, mainly reflecting higher sales volume of Avionics & Controls and Sensors & Systems due to higher demand and the favorable effect of changes in foreign currency exchange rates relative to the U.S. dollar.  Avionics & Controls sales volume increased by $18 million or 9%, Sensors & Systems increased by $8 million or 4%, and Advanced Materials sales were even with the prior-year period.  The favorable effect of changes in foreign currency exchange rates relative to the U.S. dollar compared with the prior-year period was $6 million.

Earnings from continuing operations in the third fiscal quarter of 2016 were $38.0 million, or $1.28 per diluted share, compared with $28.2 million, or $0.90 per diluted share, in the prior-year period.  Loss from discontinued operations in the third fiscal quarter of 2016 was $8.7 million, or $0.29 per diluted share, compared with $0.6 million, or $0.02 per diluted share, in the prior-year period.  Net income in the third fiscal quarter of 2016 was $29.4 million, or $0.99 per diluted share, compared with $27.7 million, or $0.88 per diluted share, in the prior-year period.

Total sales for the first nine months of fiscal 2016 of $1.5 billion were flat compared with the prior-year period.  Incremental sales from the DAT acquisition of $52 million were offset by lower sales volumes at Avionics & Controls and Sensors & Systems and the effect of changes in foreign currency exchange rates relative to the U.S. dollar.  Avionics & Controls sales volumes decreased by $30 million or 5%, Sensors & Systems decreased by $6 million or 1%, and Advanced Materials sales volumes were even with the prior-year period.  Additionally, the effect of changes in foreign currency exchange rates compared with the prior-year period reduced sales by $22 million.

Earnings from continuing operations in the first nine months of fiscal 2016 were $64.9 million, or $2.18 per diluted share, compared with $87.6 million, or $2.76 per diluted share, in the prior-year period.  Loss from discontinued operations in the first nine months of fiscal 2016 was $15.5 million, or $0.52 per diluted share, compared with $21.0 million, or $0.66 per diluted share, in the prior-year period.  Net income in the first nine months of fiscal 2016 was $49.4 million, or $1.66 per diluted share, compared with $66.6 million, or $2.10 per diluted share, in the prior-year period.

Cash flows from operating activities were $118.6 million in the first nine months of fiscal 2016 compared with $117.2 million in the prior-year period.

Our sales, gross margin and earnings results for the three and nine month period ended July 1, 2016, compared with the prior-year period included a number of significant items which are summarized in the tables below.

The following is a roll forward of sales and gross margin from the recast three month period ended June 26, 2015, to the three month period ended July 1, 2016:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Three month period ended June 26, 2015	$200,078	$175,544	$109,101	$484,723
Foreign currency gain (loss)	2,134	993	(1,584)	1,543
Forward contract gain (loss)	2,210	2,051	-	4,261
Sales volume	18,161	7,749	655	26,565
Three month period ended July 1, 2016	$222,583	$186,337	$108,172	$517,092

Gross Margin:
Three month period ended June 26, 2015	65,154	64,310	35,826	165,290
Foreign currency gain (loss)	2,670	(78)	(308)	2,284
Forward contract gain (loss)	2,146	2,051	-	4,197
DAT purchase accounting adjustment	2,721	-		2,721
DAT integration	(1,291)	-	-	(1,291)
Volume/mix	(341)	5,040	146	4,845
Lower (higher) manufacturing costs	198	(4,244)	(2,631)	(6,677)
Cost initiatives	-	674	(336)	338
Inventory cost and EAC adjustment	3,278	180	-	3,458
Defense Technologies energetic incident	-	-	(1,581)	(1,581)
Three month period ended July 1, 2016	$74,535	$67,933	$31,116	$173,584

The following is a roll forward of sales and gross margin from the recast nine month period ending June 26, 2015, to the nine month period ended July 1, 2016:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Nine month period ended June 26, 2015	$594,025	$529,976	$333,543	$1,457,544
Foreign currency gain (loss)	(8,139)	(11,655)	(5,021)	(24,815)
Forward contract gain (loss)	157	2,286	-	2,443
DAT incremental	51,734	-	-	51,734
Sales volume	(30,284)	(5,771)	(1,972)	(38,027)
Nine month period ended July 1, 2016	$607,493	$514,836	$326,550	$1,448,879

Gross Margin:
Nine month period ended June 26, 2015	199,901	187,295	106,352	493,548
Foreign currency gain (loss)	(3,461)	(1,654)	(1,162)	(6,277)
Forward contract gain (loss)	(16)	2,286	-	2,270
DAT purchase accounting adjustment	4,536			4,536
DAT incremental	20,962	-	-	20,962
DAT integration	(3,420)	-	-	(3,420)
Volume/mix	(23,145)	(4,228)	2,925	(24,448)
Lower (higher) manufacturing costs	(6,926)	(7,632)	(9,346)	(23,904)
Cost initiatives	67	3,376	123	3,566
Inventory cost and EAC adjustment	2,224	-	-	2,224
Defense Technologies energetic incident	-	-	(1,581)	(1,581)
Nine month period ended July 1, 2016	$190,722	$179,443	$97,311	$467,476

The following table shows the average foreign exchange rates for the U.K. pound, Canadian dollar and euro relative to the U.S. dollar for the three and nine month periods ended July 1, 2016, and June 26, 2015.

	Three Months Ended			Nine Months Ended
	July 1,	June 26,		July 1,	June 26,
	2016	2015	Change	2016	2015	Change

GBP to USD	1.4329	1.5249	(6.0)%	1.4556	1.5446	(5.8)%
CAD to USD	0.7786	0.8093	(3.8)%	0.7545	0.8312	(9.2)%
EUR to USD	1.1277	1.1074	1.8%	1.1040	1.1628	(5.1)%

The following tables show the impact of changes in the foreign currency exchange rates for the U.K. pound, Canadian dollar and euro relative to the U.S. dollar on operating earnings during the three month period ended July 1, 2016, compared with the prior-year period.

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Foreign currency gain (loss)	$3,541	$1,236	$1,651	$6,428
Forward contract gain (loss)	1,723	1,510	(5,290)	(2,057)
Impact on Operating Earnings (Loss)	$5,264	$2,746	$(3,639)	$4,371

The following tables show the impact of changes in the foreign currency exchange rates for the U.K. pound, Canadian dollar and euro relative to the U.S. dollar on operating earnings during the nine month period ended July 1, 2016, compared with the prior-year period.

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Foreign currency gain (loss)	$(3,386)	$1,275	$1,166	$(945)
Forward contract gain (loss)	(545)	7,836	(4,653)	2,638
Impact on Operating Earnings (Loss)	$(3,931)	$9,111	$(3,487)	$1,693

Results of Operations

For further explanation, please see the roll forward table of sales, gross margin and the analysis of the impact of changes in foreign currency exchange rates at the end of the Overview section.

Three Month Period Ended July 1, 2016, Compared with Three Month Period Ended June 26, 2015

Total sales for the third fiscal quarter increased by $32.4 million, or 6.7%, over the prior-year period.  Sales by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	July 1,	June 26,
	From Prior Year	2016	2015
			(Recast)

Avionics & Controls	11.2%	$222,583	$200,078
Sensors & Systems	6.1%	186,337	175,544
Advanced Materials	(0.9)%	108,172	109,101
Total Net Sales		$517,092	$484,723

The $22.5 million increase in Avionics & Controls sales over the prior-year period mainly reflected the following:

•	Higher sales volumes of $9 million due to higher sales of displays for defense applications
•	Higher sales volumes of $9 million mainly due to higher sales of interface technologies for industrial applications
•	A favorable effect of changes in foreign currency exchange rates of $4 million

The $10.8 million increase in Sensor & Systems sales over the prior-year period principally reflected the following:

•	Higher sales of connection technologies of $4 million for defense and commercial aviation applications
•	Higher sales of advanced sensors of $3 million for OEM and aftermarket
•	Favorable effect of changes in foreign currency exchange rates of $3 million

The $0.9 million decrease in sales in Advanced Materials over the prior-year period reflected flat sales in both defense technologies and engineered materials.  Defense technologies sales volumes were impacted by an energetic incident at one of our operations in May 2016 that resulted in injury to a few employees, some damage to the building and the destruction of inventory and certain equipment.  Operations at the factory were halted through July 2016 for investigation of the incident, repairs to the building and equipment and implementation of process and facility improvements.  Engineered materials sales from our U.K. business were impacted by the decrease in the GBP relative to the U.S. dollar resulting from Britain’s referendum vote to exit from the European Union.

Overall, gross margin was 33.6% and 34.1% for the third fiscal quarter of 2016 and 2015, respectively.  Gross profit was $173.6 million and $165.3 million for the third fiscal quarter of 2016 and 2015, respectively.  Gross profit was impacted by $1.0 million and $1.3 million in restructuring expense in the third fiscal quarter of 2016 and 2015, respectively.  Gross profit and gross margin percentage by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	July 1,	June 26,
	From Prior Year	2016	2015
			(Recast)

Avionics & Controls	14.4%	$74,535	$65,154
Sensors & Systems	5.6%	67,933	64,310
Advanced Materials	(13.1)%	31,116	35,826
Total Gross Profit		$173,584	$165,290

Avionics & Controls	0.9%	33.5%	32.6%
Sensors & Systems	(0.1)%	36.5%	36.6%
Advanced Materials	(4.0)%	28.8%	32.8%
Gross Margin Percentage		33.6%	34.1%

Avionics & Controls segment gross margin was 33.5% and 32.6% for the third fiscal quarter of 2016 and 2015, respectively.  Segment gross profit was $74.5 million compared with $65.2 million in the prior-year period.  The $9 million increase in gross profit mainly reflected the following:

•	A $3 million favorable settlement on a long-term contract for an upgrade for a military transport aircraft
•	A $5 million favorable effect of changes in foreign currency exchange rates
•	A $3 million favorable effect of a DAT fair value inventory adjustment recorded in the prior year period
•	Partially offset by DAT integration expense of $1 million

At July 1, 2016, our avionics systems business has $6.7 million in outstanding accounts receivable on a long-term contract to upgrade avionics on a military transport aircraft.  The final payment is due upon contract completion requiring a solution to a radio frequency tuning anomaly which is being tested on the aircraft. During the third quarter of fiscal 2016, testing was inconclusive.  Management believes a satisfactory solution to the anomaly will be achieved and the outstanding receivable is probable of collection.

Sensors & Systems segment gross margin was 36.5% and 36.6% for the third fiscal quarter of 2016 and 2015, respectively.  Segment gross profit was $67.9 million compared with $64.3 million in the prior-year period.  The $4 million increase in gross profit principally reflected the following:

•	A $5 million increase in volume/mix mainly from higher OEM and aftermarket sales of advanced sensors
•	A $2 million favorable effect of changes in foreign exchange rates
•	Partially offset by a $4 million unfavorable impact from production inefficiencies due to factory closures and transfers to a low cost country

Advanced Materials segment gross margin was 28.8% and 32.8% for the third fiscal quarter of 2016 and 2015, respectively.  Segment gross profit was $31.1 million compared with $35.8 million in the prior-year period.  The $5 million decrease in Advanced Materials gross profit principally reflected the following:

•	A $2 million expense due to an energetic incident at our countermeasure operation
•	A $3 million decrease in recovery of fixed overhead mainly due to lower sales of metal insulation for commercial aviation

Selling, general and administrative expenses (which include corporate expenses) totaled $96.8 million, or 18.7% of sales, and $92.0 million, or 19.0% of sales, for the third fiscal quarter of 2016 and 2015, respectively.  The $5 million increase in selling, general and administrative expense mainly reflected the following:

•	A $2 million increase due to the effect of changes in foreign exchange rates
•	A $2 million increase due to higher pension and stock option expense

Research, development and engineering spending was $22.2 million, or 4.3% of sales, for the third fiscal quarter of 2016 compared with $26.4 million, or 5.4% of sales, for the third fiscal quarter of 2015.  The $4 million decrease in research, development and engineering principally reflected the following:

•	A $2 million increase in customer funding of non-recurring engineering for DAT developments
•	A $2 million decrease in spending for control and communication systems developments

Total restructuring expenses were $1.5 million, or 0.3% of sales, in the third fiscal quarter of 2016, of which $0.6 million is reported separately as restructuring expenses and $0.9 million is included in cost of goods sold.  Total restructuring expenses were $2.5 million, or 0.5% of sales, in the third fiscal quarter of 2015, of which $1.1 million is reported separately as restructuring expenses and $1.4 million is included in cost of goods sold.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the third fiscal quarter of 2016 totaled $72 million, or 13.9% of sales, compared with $64.3 million, or 13.3% of sales, for the third fiscal quarter in 2015.  Segment earnings by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	July 1,	June 26,
	From Prior Year	2016	2015
			(Recast)

Avionics & Controls	69.4%	$28,517	$16,836
Sensors & Systems	21.7%	27,942	22,968
Advanced Materials	(36.7)%	15,512	24,514
Total Segment Earnings		$71,971	$64,318

Avionics & Controls	4.4%	12.8%	8.4%
Sensors & Systems	1.9%	15.0%	13.1%
Advanced Materials	(8.2)%	14.3%	22.5%
Segment Earnings Percentage		13.9%	13.3%

Avionics & Controls segment earnings were $28.5 million, or 12.8% of sales, in the third fiscal quarter of 2016 and $16.8 million, or 8.4% of sales, in the third fiscal quarter of 2015.  The $12 million increase in Avionics & Controls segment earnings mainly reflected the following:

•	A $9 million increase in gross profit
•	A $3 million reduction in research, development and engineering mainly due to increased customer funding of non-recurring engineering developments

Sensors & Systems segment earnings were $27.9 million, or 15.0% of sales, for the third fiscal quarter of 2016 compared with $23.0 million, or 13.1% of sales, for the third fiscal quarter of 2015.  The $5 million increase in Sensors & Systems segment earnings principally reflected the following:

•	A $4 million increase in gross profit
•	A $1 million decrease in research, development and engineering on mainly power systems developments

Advanced Materials segment earnings were $15.5 million, or 14.3% of sales, for the third fiscal quarter of 2016 compared with $24.5 million, or 22.5% of sales, for the third fiscal quarter of 2015.  The $9 million decrease in Advanced Materials segment earnings mainly reflected the following:

•	A $5 million decrease in gross profit
•	A $4 million increase in selling, general and administrative expense mainly due to an unfavorable effect of foreign exchange rates

Interest expense for the third fiscal quarter of 2016 was $7.7 million compared with $10.4 million for the third fiscal quarter of 2015.  The decrease in interest expense reflected lower interest from our refinancing in April 2015 of our $250 million 7% Senior Notes with our €330 million 3.625% Senior Notes.

The income tax rate was 17.2% in the third fiscal quarter of 2016 compared with 19.2% in the prior-year period.  The decrease in the income tax rate over the prior-year period principally reflected the following:

•

The decrease was due to a $0.7 million adjustment for the non-deductible expense from the Consent Agreement with DDTC in the prior-year period. As noted in the Overview section, the Consent Agreement required a payment of $20 million, $10 million of which was suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures.  The $10 million penalty and qualifying expenditures up to $10 million were non-deductible for income tax purposes.

•	Both years benefited from various tax credits, certain foreign interest deductions and lower income taxes on permanently invested foreign sourced income.

Nine Month Period Ended July 1, 2016, Compared with Nine Month Period Ended June 26, 2015

Total sales for the first nine months of fiscal 2016 decreased by $8.7 million, or 0.6%, over the prior-year period.  Sales by segment were as follows:

In Thousands		Nine Months Ended
	Increase (Decrease)	July 1,	June 26,
	From Prior Year	2016	2015
			(Recast)

Avionics & Controls	2.3%	$607,493	$594,025
Sensors & Systems	(2.9)%	514,836	529,976
Advanced Materials	(2.1)%	326,550	333,543
Total Net Sales		$1,448,879	$1,457,544

The $13.5 million increase in Avionics & Controls sales over the prior-year period mainly reflected the following:

•	Incremental sales from DAT of $52 million
•	Substantially offset by the following
•	Decreased sales volume of $30 million
•

Lower sales volumes of avionics systems of $20 million due to a decline of $12 million in sales for certain defense and commercial aviation programs and a decline of $8 million resulting from defense programs nearing completion, including a $2 million decrease on the T6-B military trainer program for the U.S. Navy

•

Lower sales volumes of communications and control systems of $22 million due to decreased sales of headset communication devices for defense applications primarily reflecting a delay in shipments in the first nine month period of fiscal 2016 and higher sales in the prior-year period due to shipment of delinquent orders and a strong October 2014.  The last Friday in October 2014 was our previous year-end and in changing our year-end from the last Friday in October to the last Friday in September, October 2014 was included in our first fiscal quarter of 2015.

•	Partially offset by increased sales volumes of displays of $12 million
•	Unfavorable effect of changes in foreign currency exchange rates of $8 million

The $15 million decrease in Sensors & Systems sales over the prior-year period principally reflected the following:

•	Decreased sales volumes of $6 million primarily driven by
•	Lower sales of power systems of $9 million due to shipment delays relating to export control compliance requirements
•	Lower sales of advanced sensors of $3 million due to a strong October 2014
•	Partially offset by increased sales volume of $6 million for connection systems from higher demand for commercial aviation and solar applications
•	Unfavorable effect of foreign currency exchange rates of $9 million

The $7 million decrease in Advanced Materials sales over the prior-year period mainly reflected the following:

•	Decreased sales volumes of mainly engineered materials for metal insulation applications of $2 million
•	Unfavorable effect of foreign currency exchange rates of $5 million

Overall, gross margin was 32.3% and 33.9% for the first nine months of fiscal 2016 and 2015, respectively.  Gross profit was $467.5 million and $493.5 million for the first nine months of fiscal 2016 and 2015, respectively.  Gross profit was impacted by $2.4 million and $5.7 million in restructuring expense in the first nine months of fiscal 2016 and 2015, respectively.  Gross margin by segment was as follows:

In Thousands		Nine Months Ended
	Increase (Decrease)	July 1,	June 26,
	From Prior Year	2016	2015
			(Recast)

Avionics & Controls	(4.6)%	$190,722	$199,901
Sensors & Systems	(4.2)%	179,443	187,295
Advanced Materials	(8.5)%	97,311	106,352
Total Gross Profit		$467,476	$493,548

Avionics & Controls	(2.3)%	31.4%	33.7%
Sensors & Systems	(0.4)%	34.9%	35.3%
Advanced Materials	(2.1)%	29.8%	31.9%
Gross Margin Percentage		32.3%	33.9%

Avionics & Controls segment gross margin was 31.4% and 33.7% for the first nine months of fiscal 2016 and 2015, respectively.  Segment gross profit was $190.7 million compared with $199.9 million in the prior-year period.  The $9 million decrease in Avionics & Controls segment gross profit principally reflected the following:

•	A $23 million decrease due to sales volume/mix driven by
•	An $11 million decrease on lower sales of avionics systems
•	A $15 million decrease on lower sales of control and communication systems
•	Partially offset by a $3 million increase on higher sales of interface technologies
•	$7 million in higher manufacturing costs primarily resulting from
•	Expenses from a factory layout event (Kaikaku) of $2 million
•	Production inefficiencies of $5 million
•	$3 million in DAT integration expense
•	A $3 million unfavorable effect of changes in foreign currency exchange rates
•	Partially offset by
•	$21 million in incremental gross margin from the DAT acquisition
•	$2 million in favorable inventory cost and estimated at completion adjustments
•	$4 million in a DAT fair value of inventory adjustment recorded in the prior-year period

Sensors & Systems segment gross margin was 34.9% and 35.3% for the first nine months of fiscal 2016 and 2015, respectively.  Segment gross profit was $179.4 million compared with $187.3 million in the prior-year period.  The $8 million decrease in Sensors & Systems segment gross profit mainly reflected the following:

•	A $4 million decrease in volume/mix mainly due to lower sales of power systems
•	$8 million in higher manufacturing cost mainly due to factory closures and transfers to a low cost country
•	Partially offset by a $3 million decrease in restructuring expense for advanced sensors and connection technologies operations

Advanced Materials segment gross margin was 29.8% and 31.9% for the first nine months of fiscal 2016 and 2015, respectively.  Segment gross profit was $97.3 million compared with $106.4 million in the prior-year period.  The $9 million decrease in Advanced Materials segment gross profit principally reflected the following:

•	A $9 million increase in higher manufacturing expense mainly due to engineered materials manufacturing inefficiencies and lower sales volumes of metallic insulation
•	A $2 million increase in expense due to an energetic incident at one of our defense technologies operations described further above
•	Partially offset by a $3 million increase in volume/mix of engineered materials for defense applications

Selling, general and administrative expenses (which include corporate expenses) totaled $293.3 million, or 20.2% of sales, and $289.5 million, or 19.9% of sales, for the first nine months of fiscal 2016 and 2015, respectively.  The $4 million increase in selling, general and administrative expense mainly reflected the following:

•	An $11 million increase due to incremental DAT expenses
•	$4 million in DAT integration expenses
•	A $6 million increase due to higher pension and stock option expenses
•	Partially offset by
•	A $7 million decrease in corporate expense due to DAT acquisition expenses of $4 million and a $3 million pension settlement recorded in the prior-year period
•	A $6 million favorable effect of foreign currency rates
•	A $3 million decrease in incentive compensation expense
•	A $2 million write-off of fixed assets due to an avionics systems program realignment in the prior-year

Research, development and engineering spending was $72.8 million, or 5.0% of sales, for the first nine months of fiscal 2016 compared with $75.1 million, or 5.2% of sales, for the prior-year period.  The $2.3 million decrease in research, development and engineering principally reflected the following:

•	Decreased spending of $7 million for mainly power systems developments
•	Partially offset by
•	Incremental expense from DAT of $7 million
•	Increased customer funding of non-recurring engineering for DAT developments of $2 million

Total restructuring expenses were $4.9 million, or 0.3% of sales, in the first nine months of 2016, of which $2.4 million is reported separately as restructuring expenses and $2.5 million is included in cost of goods sold.  Total restructuring expenses were $11.7 million, or 0.8% of sales, in the first nine months of 2015, of which $6.1 million is reported separately as restructuring expenses and $5.6 million is included in cost of goods sold.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first nine months of fiscal  2016 totaled $154.0 million, or 10.6% of sales, compared with $184.3 million, or 12.6% of sales, for the first nine months of 2015.  Segment earnings by segment were as follows:

In Thousands		Nine Months Ended
	Increase (Decrease)	July 1,	June 26,
	From Prior Year	2016	2015
			(Recast)

Avionics & Controls	(34.7)%	$40,579	$62,096
Sensors & Systems	8.8%	61,670	56,682
Advanced Materials	(21.1)%	51,710	65,538
Total Segment Earnings		$153,959	$184,316

Avionics & Controls	(3.8)%	6.7%	10.5%
Sensors & Systems	1.3%	12.0%	10.7%
Advanced Materials	(3.8)%	15.8%	19.6%
Segment Earnings Percentage		10.6%	12.6%

Avionics & Controls segment earnings were $40.6 million, or 6.7% of sales, in the first nine months of fiscal 2016 and $62.1 million, or 10.5% of sales, in the first nine months of 2015.  The $22 million decrease in Avionics & Controls segment earnings mainly reflected the following:

•	A $9 million decrease in gross profit
•	A $13 million increase in DAT incremental operating expenses
•	A $7 million increase in DAT integration expenses
•	Partially offset by
•	A $4 million decrease in research, development and engineering and selling, general and administrative expenses
•	A $2 million write-off of fixed assets due to an avionics systems program realignment in the prior-year

Sensors & Systems segment earnings were $61.7 million, or 12.0% of sales, for the first nine months of fiscal 2016 compared with $56.7 million, or 10.7% of sales, for the first nine months of 2015.  The $5 million increase in Sensors & Systems segment earnings principally reflected the following:

•	An $8 million favorable effect of changes in foreign currency exchange rates
•	A $2 million decrease in restructuring expense
•	A $4 million decrease in research, development and engineering
•	Partially offset by an $8 million decrease in gross profit

Advanced Materials segment earnings were $51.7 million, or 15.8% of sales, for the first nine months of fiscal 2016 compared with $65.5 million, or 19.6% of sales, for the first nine months of 2015.  The $13.8 million decrease in Advanced Materials segment earnings mainly reflected the following:

•	A $9 million decrease in gross profit
•	A $2 million unfavorable effect of changes in foreign currency exchange rates
•	A $2 million increase in selling, general and administrative expense

Interest expense for the first nine months of fiscal 2016 was $22.2 million compared with $24.4 million for the first nine months of 2015.  The decrease in interest expense reflected lower interest from our refinancing in April 2015 of our $250 million 7% Senior Notes with our €330 million 3.625% Senior Notes.

The income tax rates were 14.7% and 21.1% for the first nine months of fiscal 2016 and 2015, respectively. The decrease in the income tax rate principally reflected the following:

•

The decrease was due to a $2.0 million adjustment for the non-deductible expense from the Consent Agreement with DDTC and a return to provision adjustment in the prior-year period.  As noted in the Overview section, the Consent Agreement required a payment of $20 million, $10 million of which was suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures.  The $10 million penalty and qualifying expenditures up to $10 million were non-deductible for income tax purposes.

•	In the nine month period ended June 26, 2015, we recognized a return to provision adjustment of $1.6 million expense.
•	Both years benefited from various tax credits, certain foreign interest deductions and lower income tax rates on permanently invested foreign sourced income.

It is reasonably possible that within the next twelve months approximately $2.7 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.

New orders for the first nine months of fiscal 2016 were $1.6 billion compared with $1.5 billion in the prior-year period, reflecting an increase in all three segments.  Backlog was $1.4 billion at July 1, 2016, $1.2 billion at June 26, 2015, and $1.2 billion at October 2, 2015.

Liquidity and Capital Resources

Cash and cash equivalents at July 1, 2016, totaled $237.8 million, an increase of $46.5 million from October 2, 2015.  Net working capital increased to $738.0 million at July 1, 2016, from $718.2 million at October 2, 2015.  Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expenses.

Cash flows provided by operating activities were $118.6 million and $117.2 million in the first nine months of fiscal 2016 and 2015, respectively.

Cash flows used by investing activities were $56.0 million and $197.6 million in the first nine months of fiscal 2016 and 2015, respectively.

•	Cash flows used by investing activities in the first nine months of fiscal 2016 were primarily capital expenditures of $58.5 million, including the purchase of a building for our DAT operation
•

Cash flows used by investing activities in the first nine months of fiscal 2015 were primarily capital expenditures of $36.4 million and cash paid for an acquisition of $171.1 million, net of cash acquired

Cash flows used by financing activities were $12.9 million in the first nine months of fiscal 2016, mainly reflecting:

•	$20.0 million repayment of long-term credit facilities
•	$9.3 million repayment of long-term debt
•	$18.7 million in shares repurchased

•	Partially offset by:
•	$30.0 million in proceeds from our long-term credit facilities
•	$4.7 million in proceeds from the issuance of common stock under our employee stock plans

Cash flows provided by financing activities were $57.9 million in the first nine months of fiscal 2015 and mainly reflected:

•	$365.0 million in proceeds from our long-term credit facilities
•	$356.5 million in proceeds from the issuance of the 2023 Notes
•	$15.1 million in proceeds from the issuance of common stock under our employee stock plans
•	Partially offset by:
•	$185.2 million in shares repurchased
•	$330.0 million repayment of long-term credit facilities
•	$169.3 million repayment of long-term debt

Capital expenditures, consisting of building, machinery, equipment and computers, are anticipated to be approximately $70 million during fiscal 2016, including the purchase of a building for our DAT operation, compared with $49.3 million expended in the eleven-month fiscal 2015 (excluding acquisitions).  Capital expenditures in fiscal 2016 are higher compared with the prior year due to the purchase of a building for our DAT operation.

Total debt at July 1, 2016, was $875.1 million and consisted of $239.8 million of the U.S. Term Loan, due 2020, $362.6 million (€330.0 million) of the 2023 Notes, $170.0 million in borrowings under our secured credit facility, $45.3 million in government refundable advances, $57.2 million under capital lease obligations, and $0.2 million under our various foreign currency debt agreements and other debt agreements.

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

Item 4.               Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 1, 2016.  Based upon that evaluation, they concluded as of July 1, 2016, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of July 1, 2016, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

See Note 10 to the Consolidated Financial Statements included in Part 1, Item 1 of this report for information regarding legal proceedings.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Dollar Value
			Shares Purchased	of Shares
			as Part of	That May Yet
	Total Number	Average	Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Repurchased	Per Share	or Programs	or Programs

April 2, 2016 to April 29, 2016	102,267	$65.10	3,135,927	$91,485,852
April 30, 2016 to May 27, 2016	-	-	3,135,927	91,485,852
May 28, 2016 to July 1, 2016	-	-	3,135,927	91,485,852
Total	102,267

On June 19, 2014, our board of directors authorized a share repurchase program for the repurchase of up to an aggregate of $200 million of the Company’s outstanding common stock.  On March 11, 2015, our board of directors authorized an additional $200 million for the repurchase of the Company’s outstanding common stock.  All of the repurchases in the table above were made through that program.

Item 6.               Exhibits

Exhibit
Number	Exhibit Index

11	Schedule setting forth computation of basic and diluted earnings per share for the three and nine month periods ended July 1, 2016, and June 26, 2015.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: August 9, 2016	By:	/s/ Robert D. George
Robert D. George
Executive Vice President, Chief Financial Officer, and
Corporate Development
(Principal Financial Officer)