Form 10-K
period 2016-09-30
ESTERLINE TECHNOLOGIES CORP
filed 2016-11-23
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 21, 2016, 29,574,501 shares of the Registrant’s common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of April 1, 2016, was $1,890,571,487 (based upon the closing sales price of $64.20 per share).

Documents Incorporated by Reference

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended September 30, 2016.

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

Explanatory Note

We changed our fiscal year to the twelve months ending the last Friday in September, effective beginning with the year ended on September 30, 2016.  As a result, our 2015 fiscal year was shortened from twelve months to an eleven-month transition period ended on October 2, 2015.  We reported our first fiscal quarter as the three months ended January 30, 2015, second fiscal quarter as the three months ended May 1, 2015, and third fiscal quarter as the three months ended July 31, 2015, followed by a two-month transition period ended October 2, 2015.

Unless otherwise noted in this Part I:

•	When financial results for fiscal 2016 are compared to the prior-year period, the results compare the twelve-month periods ended September 30, 2016, and October 2, 2015, respectively.
•

When financial results for the fourth quarter of fiscal 2016 are compared with the fourth quarter of fiscal 2015, the results compare the three-month periods ended September 30, 2016, and October 2, 2015, respectively.

•

When financial results for the 2015 transition period are compared with financial results for the prior-year period, the results compare the eleven-month periods ended October 2, 2015, and September 26, 2014, respectively.

•

When financial results for the fourth quarter of fiscal 2015 are compared with the fourth quarter of fiscal 2014, the results compare the two-month periods ended October 2, 2015, and September 26, 2014, respectively.

The results for the twelve-month period and three-month period ended October 2, 2015, are unaudited.  The results for the eleven-month period and two-month period ended September 26, 2014, are unaudited.

Item 1.  Business

General Development of Business

Esterline, a Delaware corporation formed in 1967, is a leading specialized manufacturing company principally serving aerospace and defense customers.  We design, manufacture and market highly engineered products and systems for application within the industries we serve.

Our current business and strategic plan focuses on continued development of our products principally for aerospace and defense markets in three key technology segments:  Avionics & Controls, Sensors & Systems, and Advanced Materials.  Our products are often mission critical, which have been designed into particular military and commercial platforms, and in certain cases can only be replaced by products of other manufacturers following a formal certification process.  We are concentrating our efforts to expand our capabilities in these markets, anticipate the global needs of our customers and respond to such needs with comprehensive solutions.  These efforts focus on continuous research and new product development, acquisitions, and strategic realignment of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering.  Such expansion included the January 2015 acquisition of the defense, aerospace and training display (DAT) business of Belgium-based Barco N.V. (Barco) and the December 2013 acquisition of the Sunbank Family of Companies, LLC (Sunbank).  These acquisitions are described in more detail in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations contained in Item 7 of this report.

In December 2013, we announced the acceleration of our plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions.  We incurred costs of $8.7 million in fiscal 2016 and $14.6 million in the recast twelve-month period of fiscal 2015 associated with these activities.  The costs include severance, relocation of facilities, and losses from the write off of certain property, plant and equipment.

In March 2014, we entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DDTC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations.  Among other things, the Consent Agreement required us to pay a $20 million penalty, of which $10 million was suspended and eligible for offset credit based upon verified expenditures for past and future actions, and to continue to implement ongoing compliance measures and to implement additional remedial measures related to ITAR compliance activities.  In fiscal 2016, the DTCC approved costs we incurred to implement compliance measures to fully offset the $10 million suspended payment.  More information about the Consent Agreement is set forth in Note 12 to the Consolidated Financial Statements under Item 8 of this report.

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

On June 5, 2015, we sold Eclipse for $7.9 million.  We retained ownership of the land, building and building improvements, which are being held for sale.  In addition, on July 20, 2015, we sold PA&E for $22.3 million.  In fiscal 2015, we approved a plan to sell a small manufacturing business included in our Avionics & Controls segment, which is reported as discontinued operations in all periods presented.

On May 4, 2016, we sold certain assets of Wallop for 2.5 million British pounds and deferred compensation up to a maximum payment of 9 million British pounds.  The deferred compensation is payable based upon receipt of acceptable orders during a three year period ending May 3, 2019, and is equal to the amount of the acceptable order times a specified percentage ranging from 26.5% to 31%.  The earn-out payment is estimated to be 5.8 million British pounds at September 30, 2016.

On June 6, 2016, we entered into an agreement to sell Wallop’s naval business for 1.25 million euros, a contingent payment for 1.25 million euros and deferred compensation.  Deferred compensation is based upon the receipt of certain acceptable orders by October 31, 2019, and is equal to the amount of the order times 10%.  Closing is contingent upon actions by third parties, including agreements to novate and enter into new supply contracts with the buyer and customer validation of a specific raw material essential for the end products delivered to the customer.

We recorded an estimated after-tax loss of $8.4 million and $30.8 million in fiscal 2016 and for the twelve-month period ended October 2, 2015, respectively, on assets held for sale in discontinued operations.

Our products have a long history in the aerospace and defense industry and are found on most military and commercial aircraft, helicopters, and land-based systems.  For example, our products are used on the majority of active and in-production U.S. military aircraft and on every Boeing commercial aircraft platform manufactured in the past 75 years.  In addition, our products are supplied to Airbus, many of the major regional and business jet manufacturers, and the major aircraft engine manufacturers.  We work closely with OEMs on new, highly engineered products with the objective of such products becoming designed into our customers’ platforms; this integration often results in sole-source positions for OEM production and aftermarket business.  We broadly categorize our commercial and military aerospace aftermarket sales as retrofit, repair services, and spare parts.  Spare parts alone made up approximately 7% of total sales in fiscal 2016.  Retrofit and repair services, which represent 2% of total sales in fiscal 2016, carry higher margins than OEM sales but lower margins than spare parts sales.  In many cases, our aftermarket sales span the entire life of an aircraft.

We differentiate ourselves through our engineering and manufacturing capabilities and our reputation for safety, quality, on-time delivery, reliability, and innovation – all embodied in the Esterline Operating System, our way of approaching business that helps ensure all employees are focused on continuous improvement, teamwork, a safe work environment and compliance.  Safety of our operations is a critical factor in our business, and accordingly, we incorporate applicable regulatory guidance in the design of our facilities and train our employees using a behavior-based approach that focuses on safety-designed work habits and on-going safety audits.  Our industries are highly regulated, and compliance with applicable regulations, including export control and anti-bribery regulations, is an important focus in our business.  We have a global code of business conduct and ethics, and we provide all-employee training and maintain local ethics advisors and export control specialists in our business units to support our compliance efforts.  In fiscal 2016, we continued our significant efforts to build and strengthen our trade compliance program, driven in large part by the requirements of the Consent Agreement discussed above.

Our sales are diversified across three broad markets:  defense, commercial aerospace and general industrial.  For fiscal 2016, approximately 35% of our sales were from the defense market, 45% from the commercial aerospace market, and 20% from the general industrial market.

Financial Information About Industry Segments

A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to our business segments for fiscal years 2016, 2015, and 2014 is reported in Note 18 to the Company’s Consolidated Financial Statements under Item 8 of this report.

Description of Business

Avionics & Controls

Our Avionics & Controls business segment includes avionics systems, control and communication systems, and interface technologies capabilities.  Avionics systems designs and develops cockpit systems integration as well as avionics and visualization solutions for commercial and defense applications.  Control and communication systems designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles.  Additionally, control and communication systems designs and manufactures military audio and data products for severe battlefield environments and communication control systems to enhance security and aural clarity in military applications.  Interface technologies manufactures and develops custom control panels and input systems for medical, industrial, military and gaming industries.  We are a market leader in global positioning systems (GPS), heads-up displays, enhanced vision systems, and electronic flight management systems that are used in a broad variety of control and display applications.  In addition, we develop, manufacture and market sophisticated, highly reliable technology interface systems for commercial and military aircraft.  These products include lighted push-button and rotary switches, keyboards, lighted indicators, panels and displays.  Our products have been integrated into many existing aircraft designs, including every Boeing commercial aircraft platform currently in production.  Our large installed base provides us with an ongoing source of spare parts and retrofit business.  We are a Tier 1 supplier on the Boeing 787 program to design and manufacture all of the cockpit overhead panels and embedded software for these systems.  We provide both high-quality and affordable visual display solutions to the air traffic control, naval, ground vehicles and unmanned systems and simulation and training markets.  Our simulation and training solutions include a 360-degree rear projection display that offers high contrast and resolution and various types of large field-of-view collimated displays, and a deployable display with a roll-up, seamless spherical screen.  We manufacture control sticks, grips and wheels, as well as specialized switching systems.  In this area, we primarily serve commercial and military aviation and airborne and ground-based military equipment manufacturing customers.  For example, we are a leading manufacturer of pilot control grips for most types of military fighter jets and helicopters.  Additionally, our software engineering center supports our customers’ needs with such applications as primary flight displays, flight management systems, air data computers and engine control systems.

Our proprietary products meet critical operational requirements and provide customers with significant technological advantages in such areas as night vision compatibility and active-matrix liquid-crystal displays (a technology enabling pilots to read display screens in a variety of light conditions as well as from extreme angles).  Our products are incorporated in a wide variety of platforms ranging from military helicopters, fighters and transports, to commercial wide- and narrow-body, regional and business jets.  In fiscal 2016, some of our largest customers for these products included Airbus, BAE Systems, The Boeing Company, Hawker Beechcraft, Honeywell, Lockheed Martin, Rockwell Collins, and Thales.

In addition, we design and manufacture ruggedized military personal communication equipment, primarily headsets, handsets and field communications.  We are the sole supplier of Active Noise Reduction (ANR) headsets to the British Army’s tracked and wheeled vehicle fleets under the Bowman communication system program.  We supply ANR headsets to the U.S. Army’s tracked and wheeled vehicle fleets, including Mine-Resistant Ambush Protected (MRAP) and MRAP All-Terrain Vehicle (M-ATV) through the Vehicle Intercom System (VIS) and VIS-X programs comprising over 200,000 vehicles.  We are the sole supplier to the U.S. Marine Corps for their MRAP and M-ATV fleets.  We are also the sole ANR headset supplier to the Canadian Army.  We have a long-standing relationship with allied armies around the world, including forces in Australia, India, Saudi Arabia, and Spain.  In fiscal 2016, some of our largest customers for these products included Aselsan Elektronik,  The Boeing Company, General Dynamics, Lockheed Martin, Northrop Grumman, and Simex Defence.

We also manufacture a full line of keyboard, switch and input technologies for specialized medical equipment, high-tech gaming applications, and communication systems for military applications.  These products include custom keyboards, keypads, and input devices that integrate cursor control devices, barcode scanners, displays, video, and voice activation and touch screens.  We also produce instruments that are used for point-of-use and point-of-care diagnostics.  We have developed a wide variety of technologies, including plastic and vinyl membranes that protect high-use switches and fully depressible buttons, and backlit elastomer switch coverings that are resistant to exposure from harsh chemicals.  These technologies now serve as the foundation for a small but growing portion of our product line.  In fiscal 2016, some of our largest customers for these products included Aristocrat Technologies, General Electric, Nuance, Philips, and Roche.

Sensors & Systems

Our Sensors & Systems business segment includes power systems, connection technologies and advanced sensors capabilities.  We develop and manufacture high-precision temperature, pressure and speed sensors principally for aerospace customers, electrical interconnection systems for severe environments for aerospace, defense, geophysics & marine, rail, and nuclear customers, as well as electrical power switching, control and data communication devices, and other related systems principally for aerospace and defense customers.  We are the sole-source and aftersales supplier of temperature probes for use on all versions of the General Electric/Snecma CFM-56 jet engine.  The CFM-56 jet engine has an installed base of over 30,000, and is standard equipment on the current generation Boeing 737 aircraft and approximately 50% of Airbus aircraft.  We manufacture sensors for the environmental control system for Boeing 787 aircraft, and provide the primary power distribution assembly for the Airbus A400M military transport.  Additionally, we have a Tier 1 position with Rolls-Royce for a large suite of sensors for the engines that power the A400M and A350.  We design and manufacture micro packaging, planet probe interconnectors, launcher umbilicals, and composite connectors for the Boeing 787.  Unique electrical interconnection products account for a significant portion of our connection technologies sales.  The principal customers for our products in this business segment are jet engine manufacturers, airframe and industrial manufacturers.  In fiscal 2016, some of our largest customers for these products included Airbus, The Boeing Company, Flame, General Electric, Labinal, Rolls-Royce, Snecma, TTI, Inc., and United Technology Corporation Aerospace Systems (UTAS).

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

Specialized High-Performance Applications.  We specialize in the development of proprietary formulations for silicone rubber and other elastomer products.  Our elastomer products are engineered to address specific customer requirements where superior performance in high temperature, high pressure, caustic, abrasive and other difficult environments is critical.  These products include clamping devices, thermal fire barrier insulation products, sealing systems, tubing and coverings designed in custom-molded shapes.  Some of the products include proprietary elastomers that are specifically designed for use on or near a jet engine.  We are a leading U.S. supplier of high-performance elastomer products to the aerospace industry, with our primary customers for these products being jet and rocket engine manufacturers, commercial and military airframe manufacturers, as well as commercial airlines.  In fiscal 2016, some of the largest customers for these products included The Boeing Company, General Electric, KLX Aerospace Solutions, Lockheed Martin, and UTAS.

We also develop and manufacture high temperature, lightweight metallic insulation systems for aerospace and marine applications.  Our commercial aerospace programs include the Boeing 737, A320, and A380 series aircraft and the V2500 and BR710 engines.  Our insulation material is used on diesel engine manifolds for earthmoving and agricultural applications.  In addition, we specialize in the development of thermal protection for fire, nuclear, and petro-chemical industries.  We design and manufacture high temperature components for industrial and marine markets.  Our manufacturing processes consist of cutting, pressing, and welding stainless steel, inconel, and titanium fabrications.  In fiscal 2016, some of the largest customers of these products included Airbus, Rolls-Royce, and Spirit AeroSystems.

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

A summary of product lines contributing sales of 10% or more of total sales for fiscal years 2016, 2015, and 2014 is reported in Note 18 to the Consolidated Financial Statements under Item 8 of this report.

Marketing and Distribution

We believe that a key to continued success is our ability to meet customer requirements both domestically and internationally.  We have and will continue to improve our world-wide sales and distribution channels in order to provide wider market coverage and to improve the effectiveness of our customers’ supply chain.  For example, our medical device assembly operation in Shanghai, China, serves our global medical customers, our service center in Singapore improves our capabilities in Asia for our temperature sensor customers, and our engineering and marketing offices in Bangalore, India, facilitate marketing opportunities in India.  Other enhancements include combining sales and marketing forces of our operating units where appropriate, cross-training our sales representatives on multiple product lines, and cross-stocking our spares and components.

In the technical and highly engineered product segments in which we compete, relationship selling is particularly appropriate in targeted marketing segments where customer and supplier design and engineering inputs need to be tightly integrated.  Participation in industry trade shows is an effective method of meeting customers, introducing new products, and exchanging technical specifications.  In addition to technical and industry conferences, our products are supported through direct internal international sales efforts, as well as through manufacturer representatives and selected distributors.  As of September 30, 2016, 387 sales people, 309 representatives, and 306 distributors supported our operations.

Backlog

Backlog was $1.3 billion at September 30, 2016, and $1.2 billion at October 2, 2015.  We estimate that approximately $355 million of backlog is scheduled to be shipped after fiscal 2017.

Backlog is subject to cancellation until delivered, and therefore, we cannot assure that our backlog will be converted into revenue in any particular period or at all.  Backlog does not include the total contract value of cost-plus reimbursable contracts, which are funded as we incur the costs.  Except for the released portion, backlog also does not include fixed-price, multi-year contracts.

Competition

Our products and services are affected by varying degrees of competition.  We compete with other companies in most markets we serve.  Many of these companies have far greater sales volumes and financial resources than we do.  Some of our competitors are also our customers on certain programs.  The principal competitive factors in the commercial markets in which we participate are product performance, on-time delivery performance, quality, service and price.  Part of product performance requires expenditures in research and development that lead to product improvement.  The market for many of our products may be affected by rapid and significant technological changes and new product introductions.  Our principal competitors include Astronautics, BAE, Bose, Eaton, Elbit, EMS, GE Aerospace, Honeywell, IAI, L-3, Otto Controls, RAFI, Rockwell Collins, SELEX, Telephonics, Thales, Ultra Electronics, Universal Avionics Systems Corporation, and Zodiac in our Avionics & Controls segment; Ametek, Amphenol, Eaton, Meggitt, STPI-Deutsch, TE Connectivity, and Zodiac in our Sensors & Systems segment; and Chemring, Doncasters, Hi-Temp, J&M, JPR Hutchinson, Kmass, Meggitt (including Dunlop Standard Aerospace Group), Rheinmetall, Trelleborg, ULVA, UTAS, UMPCO, and Woodward Products in our Advanced Materials segment.

Research and Development

Our product development and design programs utilize an extensive base of professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed.  In fiscal 2016, we expended $95.9 million for research, development and engineering, compared with $100.4 million in the recast twelve-month period of fiscal 2015 and $97.6 million in fiscal 2014.  Research and development expense has averaged 4.9% of sales per year for the three years ended September 30, 2016.  We believe continued product development is key to our long-term growth, and consequently, we consistently invest in research and development.  Examples include research and development projects relating to avionics displays, power systems, and controls.  We actively participate in customer-funded research and development programs.

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

U.S. Government Contracts and Subcontracts

As a contractor and subcontractor to the U.S. government (primarily the U.S. Department of Defense), we are subject to various laws and regulations that are more restrictive than those applicable to private sector contractors.  Approximately 3% of our sales was made directly to the U.S. government in fiscal 2016.  In addition, we estimate that our subcontracting activities to contractors for the U.S. government accounted for approximately 15% of sales during fiscal 2016.  In total, we estimate that approximately 18% of our sales during the fiscal year were subject to U.S. government contracting regulations.  Such contracts may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending, and other factors.

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

Trade Compliance Regulations

We are subject to U.S. export laws and regulations, including the ITAR, that generally restrict the export of defense products, technical data, and defense services.  On March 5, 2014, the Company entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DTCC) to resolve alleged ITAR civil violations.  The Consent Agreement settled the pending ITAR compliance matter with the DTCC previously reported by the Company that resulted from voluntary reports the Company filed with DTCC that disclosed possible technical and administrative violations of the ITAR.  The Consent Agreement has a three-year term and provides for:  (i) a payment of $20 million, $10 million of which is suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures; (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training.  We expect to be released from the Consent Agreement in fiscal 2017, depending upon the Company’s satisfactory completion of the remaining requirements under the agreement and the timing of final approval by the DTCC.  The $10 million portion of the settlement that is not subject to suspension will be paid in installments, with $8 million paid in aggregate in fiscal 2014, 2015 and 2016 and $2 million is payable in March 2017.  Compliance expense associated with these measures was $10.4 million in fiscal 2016 and $19.0 million in the prior-year period.  In fiscal 2016, the DTCC approved costs we incurred to implement compliance measures to fully offset the $10 million suspended payment.

More information about the Consent Agreement is set forth in Note 12 to the Consolidated Financial Statements included in Part 1, Item 8 of this report.

Our trade activities are also subject to customs and border control regulations, anti-bribery and anti-corruption regulations, and regulations that apply to supply chain activities, such as those relating to conflict minerals and the registration, evaluation, authorization and restriction of chemicals, as well as the defense federal acquisition regulations.  Our failure to comply with applicable regulations could result in penalties, loss, or suspension of contracts, breach of contract claims, or other consequences, and the costs to maintain compliance with these regulations may be higher than we anticipate.  Any of these consequences could adversely affect our operations or financial condition.

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

Seasonality

The timing of our revenues is impacted by the purchasing patterns of our customers, and as a result we do not generate revenues evenly throughout the year.  Moreover, our first fiscal quarter, October through December, includes significant holiday vacation periods in both Europe and North America.  This leads to decreased order and shipment activity; consequently, first quarter results are typically weaker than other quarters and not necessarily indicative of our performance in subsequent quarters.  Beginning in fiscal 2016, we changed our fiscal year to the twelve months ended the last Friday in September to better align with the aerospace industry’s business cycle.

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

Employees

We had 13,572 employees at September 30, 2016, of which 5,142 were based in the United States, 4,432 in Europe, 1,542 in Mexico, 967 in Canada, 714 in the Middle East and Asia, 623 in Morocco, and 152 in the Dominican Republic.  Approximately 12% of the U.S.-based employees were represented by labor unions.  Our non-U.S. operations are subject to union and national trade union agreements and to local regulations governing employment.

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

Available Information About the Registrant

You can access financial and other information on our Web site, www.esterline.com.  We make available through our Web site, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission (SEC).  The SEC also maintains a Web site at www.sec.gov, which contains reports, proxy and information statements, and other information regarding public companies, including Esterline.  Any reports filed with the SEC may also be obtained from the SEC’s Reference Room at 100 F Street, NE, Washington, DC 20549.  Our Corporate Governance Guidelines, requires charters for our board committees and our Code of Business Conduct and Ethics, which includes a code of ethics applicable to our accounting and financial employees, including our Chief Executive Officer and Chief Financial Officer, are available on our Web site, www.esterline.com on the Corporate Governance tab.  Each of these documents is also available in print (at no charge) to any shareholder upon request.  Our Web site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K.

Executive Officers of the Registrant

The names and ages of all executive officers of the Company and the positions and offices held by such persons as of November 23, 2016, are as follows:

Name	Position with the Company	Age

Curtis C. Reusser	Chairman, President and Chief Executive Officer	56
Robert D. George	Executive Vice President, Chief Financial Officer and Corporate Development	60
Paul P. Benson	Executive Vice President and Chief Human Resources Officer	52
Marcia J. Mason	Executive Vice President and General Counsel	64
Roger A. Ross	Executive Vice President and President, Sensors & Systems	48
Albert S. Yost	Executive Vice President and President, Advanced Materials and Avionics & Controls	51

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

Mr. George has been Executive Vice President, Chief Financial Officer and Corporate Development since June 2016.  From October 2012 to June 2016, he was Vice President, Chief Financial Officer and Corporate Development.  From July 2011 to October 2012, he was Vice President, Chief Financial Officer, Corporate Development and Secretary.  Prior to that time, he was Vice President, Chief Financial Officer, Secretary and Treasurer since July 1999.  Mr. George has an M.B.A. from the Fuqua School of Business at Duke University and a B.A. degree in Economics from Drew University.

Mr. Benson has been Executive Vice President and Chief Human Resources Officer since June 2016.  From April 2015 to June 2016, he was Vice President and Chief Human Resources Officer.  Prior to that time, he was Vice President, Human Resources from December 2014 to March 2015 and Senior Director, Human Resources from November 2014 to December 2014.  Prior to that time, he was Senior Human Resources Director at Hewlett Packard Company, a technology products and services company, from 2006 to November 2014.  Mr. Benson has an M.B.A. from Arizona State University and a B.A. degree in Business from St. Martin’s College.

Ms. Mason has been Executive Vice President and General Counsel since June 2016.  From September 2013 to June 2016, she was Vice President and General Counsel.  Prior to that time she was General Counsel and Vice President, Administration from August 2012 to September 2013, and Vice President, Human Resources from March 1993 to July 2012.  Ms. Mason has a J.D. degree from Northwestern University School of Law and a B.A. degree in Political Science from Portland State University.

Mr. Ross has been Executive Vice President and President, Sensors & Systems since June 2016.  From August 2015 to June 2016, he was President, Sensors & Systems Segment.  Prior to that time, he was Senior Vice President, Actuation & Propeller Systems, at UTC Aerospace Systems for United Technologies Corporation, a provider of a broad range of high-technology products and services to the global aerospace and building systems industries, from January 2014 to July 2015.  From January 2010 to December 2013, he was Vice President, Aerostructures Aftermarket at UTC Aerospace Systems for United Technologies Corporation.  Mr. Ross has an M.B.A. from the University of Colorado, an M.S. degree in Mechanical Engineering from Colorado State University and a B.S. degree in Mechanical Engineering from Colorado State University.

Mr. Yost has been Executive Vice President and President, Advanced Materials and Avionics & Controls since June 2016.  From August 2015 to June 2016, he was President, Avionics & Controls and Advanced Materials Segments.  Prior to that time, he was President, Advanced Materials Segment since March 2015 and President, Advanced Materials and Treasurer from March 2014 to February 2015.  From July 2011 to February 2014, he was Group Vice President and Treasurer, and from November 2009 to June 2011 he was Group Vice President.  Mr. Yost has an M.B.A. from Utah State University and a B.A. degree in Economics from Brigham Young University.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections.  While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control.  These and other important factors, including those discussed in this report under the headings “Risks Relating to Our Business and Our Industry,” “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and “Business” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  Some of the key factors that could cause actual results to differ from our expectations are:

•	A significant reduction in defense spending;
•	Loss of a significant customer or defense program;
•	Our ability to comply with the complex laws and regulations that affect our business;
•	Our inability to execute on our integration plans or otherwise integrate acquired operations or complete acquisitions;
•	A significant downturn in the aerospace industry; and
•	A decrease in demand for our products as a result of competition, technological innovation or otherwise.

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

Approximately 35% of our business is dependent on defense spending.  The defense industry is dependent upon the level of equipment expenditures by the armed forces of countries throughout the world, and especially those of the United States, which represents a significant portion of world-wide defense expenditures.  Reductions in defense spending in 2017 and beyond are possible, which could have significant future consequences to our business, including termination or disruption of programs and personnel reductions that could impact our manufacturing operations and engineering capabilities.

The loss of a significant customer or defense program could have a material adverse effect on our operating results.

Some of our operations are dependent on a relatively small number of customers and aerospace and defense programs, which change from time to time.  Significant customers in fiscal 2016 included The Boeing Company, Flame, General Electric, Hawker Beechcraft, Honeywell, Lockheed Martin, Northrop Grumman, Rolls-Royce, UTAS, and the U.S. Department of Defense.  There can be no assurance that our current significant customers will continue to buy our products at current levels.  The loss of a significant customer or the cancellation of orders related to a sole-source defense program could have a material adverse effect on our operating results if we were unable to replace the related sales.

We are subject to numerous regulatory requirements, which could adversely affect our business.

Among other things, we are subject to the Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act and other anti-bribery and anti-corruption laws that generally prohibit companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment.  In particular, we may be held liable for actions taken by our strategic or local partners even though our partners are not subject to these laws.  Any determination that we have violated the FCPA, the U.K. Bribery Act or similar laws could result in sanctions that could have a material adverse effect on our business, financial condition and results of operations.

We are also subject to a variety of international laws, as well as U.S. export laws and regulations, such as the ITAR, which generally restrict the export of defense products, technical data and defense services.  We have filed voluntary reports that disclosed certain technical and administrative violations of the ITAR with the DDTC Office of Defense Trade Controls Compliance (DDTC Office of Compliance).  As further described in this report under “Item 1,” we are subject to a Consent Agreement with the DDTC arising from our earlier handling of ITAR-controlled transactions, including the substance of our prior voluntary disclosures and other aspects of ITAR compliance errors.  Our failure to comply with these regulations could result in penalties, loss, or suspension of contracts or other consequences.  In addition, we may need to hold shipments or expend significant resources to re-work, re-design or re-certify our products, to achieve compliance with applicable export control regulations.  If we are required to take any of these measures, we may lose revenue opportunities and/or be exposed to late-delivery penalties or other claims from our customers.  Any of these could adversely affect our operations and financial condition.

We may be unable to realize expected benefits from our business integration efforts and our profitability may be hurt or our business otherwise might be adversely affected.

In 2014, we began to consolidate certain facilities to create greater cost efficiencies through shared services in sales, general administration and support functions across our segments.  In fiscal 2016, we completed our plans to consolidate certain facilities and are currently focused on achieving direct and indirect overhead reductions and improving our operational efficiencies at these facilities and creating shared services.  These integration activities are intended to generate operating expense savings through direct and indirect overhead expense reductions as well as other savings and realizing these savings may be difficult.  If we do not successfully manage our continuing integration activities, or any other similar activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted.  Risks associated with these actions include inability to complete or delay in the planned transfer of business activities to other locations due to dependency on third-party agreements or certification of projects affected by the transfer, unanticipated costs in implementing the initiatives, delays in implementation of anticipated workforce reductions, adverse effects on employee morale, creation of customer or supplier uncertainty that may impact our business, and the failure to meet operational targets due to the loss of employees.  If any of these risks are realized, our ability to achieve anticipated cost reductions may be impaired or our business may otherwise be harmed, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

One of our key strategies is to grow our business by selectively pursuing acquisitions.  Since 1996 we have completed over 30 acquisitions, and we are continuing to actively pursue additional acquisition opportunities, some of which may be material to our business and financial performance.  Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for a number of reasons, including:

•	Encountering difficulties identifying and executing acquisitions;
•	Increased competition for targets, which may increase acquisition costs;
•	Consolidation in our industry reducing the number of acquisition targets;
•	Competition laws and regulations preventing us from making certain acquisitions; and
•	Acquisition financing not being available on acceptable terms or at all.

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

We are subject to income taxes in the United States and foreign jurisdictions.  Our effective tax rate is influenced by a number of factors, including, but not limited to, the mix of earnings in countries with differing statutory tax rates, modification on tax policy, interpretation of existing tax laws, and our ability to sustain our reporting positions on examination.  Any adverse changes in those factors could have a negative effect on our effective tax rate and financial results.

In addition, the U.S. and foreign governments have introduced proposals for changes in tax legislation, or have adopted tax laws in response to the guidelines provided by the Organization for Economic Co-Operation and Development to address base erosion and profit shifting.  These changes will increase tax uncertainty and may adversely impact our effective tax rate.

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

As we have grown through acquisitions, we have accumulated $1.0 billion of goodwill, $39.8 million of indefinite-lived intangible assets, and $353.2 million of definite-lived intangible assets, out of total assets of $3.0 billion at September 30, 2016.  As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

We performed our annual impairment review for fiscal 2016 as of July 1, 2016, and our review indicated that no impairment of goodwill or other indefinite-lived assets exists at any of our reporting units.

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility.

As of September 30, 2016, we had approximately $698.8 million of long-term debt outstanding, $155.0 million outstanding under the long-term credit facility, and $16.8 million in current maturities of long-term debt.  Under our existing secured credit facility, we have a $500 million revolving line of credit and a $250.0 million term loan (U.S. Term Loan).  The credit facility is secured by substantially all of the Company’s assets, and interest is based on standard inter-bank offering rates.  In addition, we have unsecured foreign currency credit facilities that have been extended by foreign banks for up to $27.8 million.  Available credit under the above credit facilities was $353.2 million at September 30, 2016, reflecting bank borrowings of $155.0 million and letters of credit of $19.6 million.

We also have outstanding €330.0 million 3.625% Senior Notes due in April 2023 (2023 Notes).  The indentures governing those notes and other debt agreements limit the amount of additional debt we may incur.

Our level of debt could have significant consequences to our business, including the following:

•

Depending on interest rates and debt maturities, a substantial portion of our cash flow from operations could be dedicated to paying principal and interest on our debt, thereby reducing funds available for our acquisition strategy, capital expenditures or other purposes, including repurchases of outstanding shares of common stock, depending on market conditions, share price and other factors;

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

Our production facilities could be damaged or disrupted by a natural disaster, war, political unrest, terrorist activity or a pandemic.  In addition, our facilities are subject to local labor conditions that may lead to labor strikes, work stoppages or high levels of employee turn-over that could also disrupt our business operations.  Several of our production facilities are located in California, and thus are in areas with above average seismic activity and may also be at risk of damage in wildfires.  Although we have obtained property damage and business interruption insurance for our production facilities, a major catastrophe such as an earthquake or other natural disaster at any of our sites, or significant labor strikes, work stoppage, political unrest, war or terrorist activities in any of the areas where we conduct operations, could result in a prolonged interruption of our business.  Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers.  We cannot assure you that we will have insurance to adequately compensate us for any of these events.

Political and economic changes in foreign countries and markets, including foreign currency fluctuations, may have a material effect on our operating results.

Foreign sales originating from non-U.S. locations were approximately 49% of our total sales in fiscal 2016, and we have manufacturing facilities in a number of foreign countries.  A substantial portion of our Avionics & Controls operations is based in Belgium, Canada and the U.K., and a substantial portion of our Sensors & Systems operations is based in the U.K. and France.  We also have manufacturing operations in China, the Dominican Republic, Germany, India, Japan, Mexico, and Morocco.  Doing business in foreign countries is subject to numerous risks, including political and economic instability, restrictive trade policies of foreign governments, changes in the local labor-relations climate, economic conditions in local markets, health concerns, inconsistent product regulations or unexpected changes in regulatory and other legal requirements by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements.  To the extent that foreign sales are transacted in a foreign currency, we are subject to the risk of losses due to foreign currency fluctuations.  In addition, we have substantial assets denominated in foreign currencies, primarily the Canadian dollar, British pound and euro, that are not offset by liabilities denominated in those foreign currencies.  These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.

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

Our products and services are affected by varying degrees of competition.  We compete with other companies and divisions and units of larger companies in most markets we serve, many of which have greater sales volumes or financial, technological or marketing resources than we do.  Our principal competitors include:  Astronautics, BAE, Bose, Eaton, ECE, Elbit, EMS, GE Aerospace, Honeywell, IAI, L-3, Otto Controls, RAFI, Rockwell Collins, SELEX, Telephonics, Thales, Ultra Electronics, and Universal Avionics Systems Corporation in our Avionics & Controls segment; Ametek, Amphenol, Eaton, ECE, MPC Products, Meggitt, STPI-Deutsch, and TE Connectivity in our Sensors & Systems segment; and Chemring, Doncasters, Hi-

Temp, J&M, JPR Hutchinson, Kmass, Meggitt (including Dunlop Standard Aerospace Group), Rheinmetall, Trelleborg, ULVA, UTAS, and UMPCO in our Advanced Materials segment.  The principal competitive factors in the commercial markets in which we participate are product performance, on-time delivery performance, quality, service and price.  Maintaining product performance requires expenditures in research and development that lead to product improvement and new product introduction.  Companies with more substantial financial resources may have a better ability to make such expenditures.  We cannot assure that we will be able to continue to successfully compete in our markets, which could adversely affect our business, financial condition and results of operations.

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

We may lose money or generate less than expected profits on our contracts, including our fixed-price contracts.

Our customers set demanding specifications for product performance, reliability and cost.  Some of our government contracts and subcontracts provide for a predetermined, fixed price for the products we make regardless of the costs we incur.  Therefore, we must absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that we may achieve.  Our failure to accurately scope the statement of work, anticipate technical problems, estimate costs accurately, integrate technical processes effectively, reduce dependency on sole-source or poor-performing suppliers, control costs or otherwise meet contractual obligations such as timely delivery and meeting quality specifications during performance of a contract may reduce the profitability or cause a loss on the contract.  While we believe that we have recorded adequate provisions in our financial statements for losses on our fixed-price and other contracts as required under GAAP, we cannot assure that our contract loss provisions will be adequate to cover all actual future losses.  Therefore, we may incur losses on contracts that we had expected to be profitable, or such contracts may be less profitable than expected.

Our business is subject to government contracting regulations, and our failure to comply with such laws and regulations could harm our operating results and prospects.

We estimate that approximately 18% of our sales in fiscal 2016 were attributable to contracts in which we were either the prime contractor to, or a subcontractor to a prime contractor to, the U.S. government.  As a contractor and subcontractor to the U.S. government, we must comply with laws and regulations relating to the formation, security, administration and performance of federal government contracts that affect how we do business with our customers and may impose added costs to our business.  For example, these regulations and laws include provisions that contracts we have been awarded are subject to:

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

Governmental agencies throughout the world, including the U.S. Federal Aviation Administration (FAA), prescribe standards and qualification requirements for aircraft components, including virtually all commercial airline and general aviation products, as well as regulations regarding the repair and overhaul of aircraft engines.  Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries.  We include, with the replacement parts that we sell to our customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries.  In order to sell our products, we and the products we manufacture, must also be certified by our individual OEM customers.  If any of the material authorizations or approvals qualifying us to supply our products is revoked or suspended, then the sale of the subject product would be prohibited by law, which would have an adverse effect on our business, financial condition and results of operations.

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

At the end of fiscal 2016, we had a $0.8 million liability related to environmental remediation at a previously sold business for which the Company provided indemnification.

Although environmental costs have not been material in the past, we cannot assure that these matters, or any similar liabilities that arise in the future, will not exceed our resources, nor can we completely eliminate the risk of accidental contamination or injury from these materials.

An accident at our combustible ordnance or flare countermeasure operations could harm our business.

We are subject to potential liabilities in the event of an accident at our combustible ordnance and flare countermeasure operations.  Our products are highly flammable during certain phases of the manufacturing process.  Accordingly, our facilities are designed to isolate these operations from direct contact with employees.  Our overall safety infrastructure is compliant with regulatory guidelines.  In addition, we utilize hazard detection and intervention systems.  Our employees receive safety training and participate in internal safety demonstrations.  We continuously track safety effectiveness in relation to the U.S. Bureau of Labor Statistics, OSHA, and the HSE in the U.K. to help ensure performance is within industry standards.  In addition, we perform on-going process safety hazard analyses, which are conducted by trained safety teams to identify risk areas that arise.  We monitor progress through review of safety action reports that are produced as part of our operations.  Although we believe our safety programs are robust and our compliance with our programs is high, it is possible for an accident to occur.  We have had incidents in the past, including accidents at our Arkansas plant in 2014 and 2016 and an accident at our Wallop plant in 2016.  The accidents in 2016 resulted in three serious injuries and the closure of our Arkansas plant for approximately 4 months.  We are insured in excess of our deductible on losses from property, loss of business, and for personal liability claims from an accident; however, we may not be able to maintain insurance coverage in the future at an acceptable cost.  Significant losses not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations.

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

Item 2.  Properties

The following table summarizes our properties that are greater than 100,000 square feet or related to a principal operation, including identification of the business segment, as of September 30, 2016:

			Approximate	Owned
Location	Type of Facility	Business Segment	Square Footage	or Leased

Brea, CA	Office & Plant	Advanced Materials	325,000	Owned
East Camden, AR	Office & Plant	Advanced Materials	276,000	Leased
Stillington, U.K.	Office & Plant	Advanced Materials	275,000	Owned
Montréal, Canada	Office & Plant	Avionics & Controls	272,000	Owned
Everett, WA	Office & Plant	Avionics & Controls	216,000	Leased
Champagné, France	Office & Plant	Sensors & Systems	191,000	Owned
Coeur d'Alene, ID	Office & Plant	Avionics & Controls	140,000	Leased
Coachella, CA	Office & Plant	Advanced Materials	140,000	Owned
Marolles, France	Office & Plant	Sensors & Systems	140,000	Owned
Kortrijk, Belgium	Office & Plant	Avionics & Controls	130,000	Owned
Tijuana, Mexico	Office & Plant	Sensors & Systems	129,000	Leased*
Buena Park, CA	Office & Plant	Sensors & Systems	115,000	Owned**
Tangier, Morocco	Office & Plant	Sensors & Systems	115,000	Leased
Bourges, France	Office & Plant	Sensors & Systems	109,000	Owned
Farnborough, U.K.	Office & Plant	Sensors & Systems	103,000	Leased
Sylmar, CA	Office & Plant	Avionics & Controls	103,000	Leased
Kent, WA	Office & Plant	Advanced Materials	100,000	Owned
Valencia, CA	Office & Plant	Advanced Materials	85,000	Owned
Tijuana, Mexico	Office & Plant	Sensors & Systems	73,000	Leased*
Tijuana, Mexico	Office & Plant	Sensors & Systems	61,000	Leased*
Gloucester, U.K.	Office & Plant	Advanced Materials	68,000	Leased
Tijuana, Mexico	Office & Plant	Advanced Materials	58,000	Leased*

*  Included in the Company’s Tijuana manufacturing campus.

**  The building is located on a parcel of land covering 16.1 acres that is leased by the Company.

In total, we own approximately 2,400,000 square feet and lease approximately 2,200,000 square feet of manufacturing facilities and properties.

Item 3.  Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of business.  We believe that adequate reserves for these liabilities have been made and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

See Note 12 to the consolidated financial statements included in Part 1, Item 8 of this report for information regarding legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Esterline Common Stock

In Dollars

For Fiscal Years	2016		2015
	High	Low	High	Low
Quarter
First	$96.44	$75.86	$120.71	$98.70
Second	81.99	45.12	120.45	103.31
Third	70.52	56.72	114.22	85.95
Fourth	79.10	58.71	89.15	69.77

Principal Market – New York Stock Exchange

At the end of fiscal 2016, there were approximately 242 holders of record of the Company’s common stock.  On November 21, 2016, there were 239 holders of record of our common stock.

On June 19, 2014, our board of directors approved a $200 million share repurchase program.  On March 11, 2015, our board of directors approved an additional $200 million for the share repurchase program.  Under the program, we are authorized to repurchase up to $400 million of outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  We made no repurchases of common stock during the fourth quarter of fiscal 2016.  There is $91.5 million available for purchase under our share repurchase program.

No cash dividends were paid during fiscal 2016 and 2015.  Our current secured credit facility restricts the amount of dividends we can pay.  We do not anticipate paying any dividends in the foreseeable future.

The following graph shows the performance of the Company’s common stock compared to the S&P 500 Index, the S&P MidCap 400 Index, and the S&P 400 Aerospace & Defense Index for a $100 investment made on October 28, 2011.

Item 6.  Selected Financial Data

Selected Financial Data

In Thousands, Except Per Share Amounts

	Twelve Months Ended
For Fiscal Years	2016	2015	2014	2013	2012
		(Unaudited) (Recast)

Operating Results [1]
Net sales	$1,992,631	$2,002,793	$2,029,471	$1,866,659	$1,853,467
Cost of Sales	1,331,386	1,323,405	1,314,762	1,168,632	1,182,959
Selling, general and administrative	395,274	384,156	361,190	364,149	346,024
Research, development and engineering	95,939	100,426	97,591	88,982	99,560
Restructuring charges	4,873	8,143	13,642	-	-
Insurance recovery	(5,000)	-	-	-	-
Gain on sale of product line	-	-	-	(2,264)	-
Gain on settlement of contingency	-	-	-	-	(11,891)
Goodwill impairment	-	-	-	3,454	52,169
Other income	-	(12,503)	-	-	(1,263)
Operating earnings from continuing operations	170,159	199,166	242,286	243,706	185,909
Interest income	(367)	(632)	(555)	(535)	(463)
Interest expense	30,091	33,114	33,010	39,637	46,227
Loss on extinguishment of debt	-	11,451	533	946	-
Earnings from continuing operations before income taxes	140,435	155,233	209,298	203,658	140,145
Income tax expense	22,535	26,911	43,716	32,803	27,073
Earnings from continuing operations including noncontrolling interests	117,900	128,322	165,582	170,855	113,072
Earnings (loss) from discontinued operations attributable to Esterline, net of tax	(15,266)	(40,319)	(62,611)	(4,391)	503
Net earnings attributable to Esterline	101,685	87,576	102,418	164,734	112,535

Gross profit as a percent of sales	33.2%	33.9%	35.2%	37.4%	36.2%
Selling, general and administrative as a percent of sales	19.8%	19.2%	17.8%	19.5%	18.7%
Research, development and engineering as a percent of sales	4.8%	5.0%	4.8%	4.8%	5.4%

Earnings (loss) per share attributable to Esterline - diluted:
Continuing operations	$3.93	$4.10	$5.09	$5.33	$3.58
Discontinued operations	(0.51)	(1.29)	(1.93)	(0.14)	0.02
Earnings (loss) per share - diluted	3.42	2.81	3.16	5.19	3.60

Selected Financial Data

In Thousands, Except Per Share Amounts

	Eleven Months Ended
For Fiscal Years	2015	2014
		(Unaudited) (Recast)

Operating Results [1]
Net sales	$1,774,449	$1,801,127
Cost of Sales	1,185,056	1,176,413
Selling, general and administrative	346,781	323,957
Research, development and engineering	91,491	88,656
Restructuring charges	6,639	12,103
Other income	(12,503)	-
Operating earnings from continuing operations	156,985	199,998
Interest income	(578)	(501)
Interest expense	30,090	29,986
Loss on extinguishment of debt	11,451	533
Earnings from continuing operations before income taxes	116,022	169,980
Income tax expense	18,956	35,759
Earnings from continuing operations including noncontrolling interests	97,066	134,221
Earnings (loss) from discontinued operations attributable to Esterline, net of tax	(37,053)	(59,240)
Net earnings attributable to Esterline	59,612	74,454

Gross profit as a percent of sales	33.2%	34.7%
Selling, general and administrative as a percent of sales	19.5%	18.0%
Research, development and engineering as a percent of sales	5.2%	4.9%

Earnings (loss) per share attributable to Esterline - diluted:
Continuing operations	$3.10	$4.12
Discontinued operations	(1.19)	(1.83)
Earnings (loss) per share - diluted	1.91	2.29

Selected Financial Data

In Thousands, Except Per Share Amounts

For Fiscal Years	2016	2015	2014	2013	2012

Financial Structure
Total assets	$3,032,031	$3,000,488	$3,193,467	$3,262,112	$3,227,117
Credit facilities	155,000	160,000	100,000	130,000	240,000
Long-term debt, net	698,796	701,457	509,720	537,859	598,060
Total Esterline shareholders' equity	1,600,557	1,537,467	1,887,817	1,873,605	1,610,481

Weighted average shares outstanding - diluted	29,764	31,215	32,448	31,738	31,282

Other Selected Data
Cash flows provided (used) by operating activities	$167,158	$144,295	$216,364	$250,772	$194,171
Cash flows provided (used) by investing activities	(65,943)	(173,568)	(89,851)	(93,721)	(48,502)
Cash flows provided (used) by financing activities	(29,388)	967	(55,208)	(141,023)	(167,820)
Net increase (decrease) in cash	67,165	(46,789)	58,966	18,503	(24,360)
EBITDA from continuing operations [2]	269,021	245,674	342,342	339,616	277,137
Capital expenditures [3]	68,472	49,341	45,678	55,335	49,446
Interest expense	30,091	30,090	33,010	39,637	46,227

Depreciation and amortization from continuing operations	98,862	88,689	100,056	95,910	91,228
Ratio of debt to EBITDA [4]	3.2	3.5	1.8	2.0	3.0

[1]

Operating results reflect the segregation of continuing operations from discontinued operations.  See Note 1 to the Consolidated Financial Statements.  Operating results include the acquisitions of DAT in January 2015, Sunbank in December 2013, and Gamesman in February 2013.  See Note 15 to the Consolidated Financial Statements.

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

In Thousands

For Fiscal Years	2016	2015	2014	2013	2012

Operating earnings from continuing operations	$170,159	$156,985	$242,286	$243,706	$185,909
Depreciation and amortization from continuing operations	98,862	88,689	100,056	95,910	91,228
EBITDA from continuing operations	$269,021	$245,674	$342,342	$339,616	$277,137

[3]	Excludes capital expenditures accounted for as a capitalized lease obligation of $11,260, $2,753 and $11,691 in fiscal 2016, 2014 and 2013, respectively.
[4]	We define the ratio of debt to EBITDA as total debt divided by EBITDA.

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

Unless otherwise noted in this Item 7:

•

When financial results for the 2016 fiscal year are compared to the financial results for the prior-year period, the results compare the twelve-month periods ended September 30, 2016, and October 2, 2015, respectively.

•

When financial results for the fourth quarter of fiscal 2016 are compared to the fourth quarter of fiscal 2015, the results compare the three-month periods ended September 30, 2016, and October 2, 2015, respectively.

•

When financial results for the 2015 transition period are compared to financial results for the prior-year period, the results compare the eleven-month periods ended October 2, 2015, and September 26, 2014, respectively.

•

When financial results for the fourth quarter of fiscal 2015 are compared to the fourth quarter of fiscal 2014, the results compare the two-month periods ended October 2, 2015, and September 26, 2014, respectively.

The results for the eleven-month period and two-month period ended September 26, 2014, are unaudited.  The following tables show the months included in the various comparison periods:

Fiscal 2016 (12-month) Results Compared with Fiscal 2015 (12-month recast, unaudited)

Fiscal 2016 (12-month)	Fiscal 2015 (12-month recast, unaudited)

October 2015 - September 2016	October 2014 - September 2015

Fourth Quarter of Fiscal 2016 (3-month, unaudited) Results Compared with Fourth Quarter of Fiscal 2015 (3-month recast, unaudited)

Fourth Quarter of Fiscal 2016 (3-month, unaudited)	Fourth Quarter of Fiscal 2015 (3-month recast, unaudited)

July 2016 - September 2016	July 2015 - September 2015

Fiscal 2015 (11-month) Results Compared with Fiscal 2014 (11-month recast, unaudited)

Fiscal 2015 (11-month)	Fiscal 2014 (11-month recast, unaudited)

November 2014 - September 2015	November 2013 - September 2014

OVERVIEW

We operate our businesses in three segments:  Avionics & Controls, Sensors & Systems and Advanced Materials.  Our segments are structured around our technical capabilities.  All segments include sales to domestic, international, defense and commercial customers.

The Avionics & Controls segment includes avionics systems, control and communication systems, and interface technologies capabilities.  Avionics systems designs and develops cockpit systems integration and avionics solutions for commercial and military applications and visualization solutions for a variety of demanding defense and commercial aerospace applications.  Control and communication systems designs and manufactures technology interface systems for military and commercial aircraft and land- and sea-based military vehicles.  Additionally, control and communication systems designs and manufactures military audio and data products for severe battlefield environments and communication control systems to enhance security and aural clarity in military applications.  Interface technologies manufactures and develops custom control panels and input systems for medical, industrial, military and gaming industries.

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

In March 2014, we entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DDTC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations.  Among other things, the Consent Agreement required us to pay a $20 million penalty, of which $10 million was suspended and eligible for offset credit.  In fiscal 2016, the DTCC approved costs we incurred to implement compliance measures to fully offset the $10 million suspended payment.  More information about the Consent Agreement is set forth in Note 12 to the Consolidated Financial Statements included in Part 1, Item 8 of this report.

On June 19, 2014, our board of directors approved a share repurchase program and authorized the repurchase of up to $200 million of outstanding shares of common stock.  In March 2015, our board of directors authorized an additional $200 million for the repurchase of outstanding shares of common stock under the program.  Under the program, the Company is authorized to repurchase up to $400 million of the outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  In fiscal 2015, we repurchased 2,562,122 shares under this program at an average price paid per share of $101.29, for an aggregate purchase price of $259.5 million.  During fiscal 2016, we repurchased 304,577 shares under this program at an average price paid per share of $61.51, for an aggregate purchase price of $18.7 million.

As explained under Part I, Item 1 of this report, in September 2014, our board of directors approved the plan to sell certain non-core business units including Eclipse, Wallop, and PA&E.  We recorded an estimated after-tax loss of $49.5 million in fiscal 2014 on the assets held for sale in discontinued operations.  In fiscal 2015, we sold Eclipse and PA&E and in fiscal 2016 we sold certain assets of Wallop and entered into an agreement to sell Wallop’s naval business.  We recorded an estimated after-tax loss of $8.4 million and $30.8 million in fiscal 2016 and 2015, respectively, on assets held for sale in discontinued operations.

Sales for the fourth quarter of fiscal 2016 were $543.8 million; sales volume increased by $16 million compared with the prior-year period, and was mainly due to strong sales for Avionics & Controls segment products.  This increase was offset by lower sales of Advanced Materials segment products mainly due to an energetic incident at one of our countermeasure operations in the third quarter of fiscal 2016.

Gross margin was 35.6% in the fourth quarter of fiscal 2016 compared with 34.1% in the prior-year period.  Gross margin in the fourth quarter of fiscal 2016 benefited from higher sales volumes/mix of Avionics & Controls segment products and a favorable contract settlement.

For further explanation about changes in sales and gross profit in the fourth quarter of fiscal 2016 over the prior-year period, please see the table at the end of the Overview section for a roll forward presentation of sales and gross profit.

Selling, general and administrative expenses increased by $7.4 million in the fourth quarter of fiscal 2016 over the prior-year period to $102.0 million mainly due to a delinquent accounts receivable from an avionics systems customer under a long-term contract which is no longer probable of collection.

During the fourth quarter of fiscal 2016, we received a $5 million insurance recovery due to an energetic incident at one of our countermeasure operations, which occurred in the third quarter of fiscal 2016.

The income tax rate was 17.6% in the fourth quarter of fiscal 2016 compared with 7.9% in the prior-year period.  In the fourth fiscal quarter of 2015, the income tax rate was lower mainly due to the additional tax benefits resulting from DAT operating losses.

Earnings from continuing operations in the fourth quarter of fiscal 2016 were $52.0 million, or $1.75 per diluted share, compared with $40.3 million, or $1.34 per diluted share, in the prior-year period.  Income from discontinued operations in the fourth quarter of fiscal 2016 was $0.2 million, or $0.01 per diluted share, compared with a $19.3 million loss, or $0.64 per diluted share, in the prior-year period.  Net income in the fourth quarter of fiscal 2016 was $52.3 million, or $1.76 per diluted share, compared with $21 million, or $0.70 per diluted share, in the prior-year period.

Sales for fiscal 2016 decreased by $10 million, or 0.5%, to $1.993 billion compared with fiscal 2015.  Sales decreased by $25 million due to the effects of a weakening Canadian dollar, British pound and euro compared with the prior-year period.  Sales volume decreased by $19 million compared with the prior-year period and was mainly due to lower sales of Avionics & Controls and Sensors & Systems.  Advanced Materials sales were impacted by the energetic incident at one of our countermeasure operations.  These decreases were partially offset by $52 million in acquired sales from the DAT acquisition, in addition to organic DAT sales growth of $21 million.

Consolidated gross margin was 33.2% in fiscal 2016 compared with 33.9% in the prior-year period, reflecting lower gross margin on sales of Avionics & Controls and Advanced Materials products.  Our gross margin percentage was impacted by higher manufacturing costs and a lower recovery of fixed costs due to decreased sales volumes.

Selling, general administrative expense increased by $11 million to $395.3 million or 19.8% of sales, compared with fiscal 2015, mainly due to increased bad debt expense of $8 million.

Research, development and engineering spending decreased by $4 million to $95.9 million or 4.8% of sales, compared with fiscal 2015.  The decrease mainly reflects lower spending for Avionics & Controls and Sensors & Systems research, development and engineering, partially offset by incremental research, development and engineering expense from the DAT acquisition of $7 million.

In connection with the redemption of debt in fiscal 2015, we incurred an $8.75 million redemption premium and wrote off $2.7 million in unamortized debt issuance costs as a loss on extinguishment of debt.

In fiscal 2015, we recognized a $15.7 million gain in other income and a $2.4 million reduction in interest expense upon the lapse of a statutory period related to a liability for a non-income tax position of an acquired company.  In addition, we incurred a $2.9 million loss in other income on foreign currency exchange resulting from the funding of the acquisition of DAT.

The income tax rate was 16.0% in fiscal 2016 compared with 17.3% in the prior-year period, mainly reflecting additional discrete benefits recognized in fiscal 2016.

Earnings from continuing operations in fiscal 2016 were $117.0 million, or $3.93 per diluted share, compared with $127.9 million, or $4.10 per diluted share, in the prior-year period.  Loss from discontinued operations in fiscal 2016 was $15.3 million, or $0.51 per diluted share, compared with $40.3 million, or $1.29 per diluted share, in the prior-year period.  Net income for fiscal 2016 was $101.7 million, or $3.42 per diluted share, compared with $87.6 million, or $2.81 per diluted share, in the prior-year period.

Cash flows from operating activities were $167.2 million in fiscal 2016 compared with $193.7 million in the prior-year period, mainly reflecting lower cash receipts from the sale of products.

Our sales, gross profit and earnings results for the three and twelve month periods ended September 30, 2016, compared with the three and twelve month periods ended October 2, 2015, included a number of significant items which are summarized in the tables below.

The following is a roll forward of sales and gross profit from the fourth quarter of fiscal 2015 to the fourth quarter of fiscal 2016:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Three-month period ended October 2, 2015	$232,019	$184,989	$128,241	$545,249
Foreign currency gain (loss)	(2,314)	(477)	(4,791)	(7,582)
Forward contract gain (loss)	2,702	791	-	3,493
Defense Technologies energetic incident	-	-	(13,077)	(13,077)
Sales volume	20,594	(4,107)	(818)	15,669
Three-month period ended September 30, 2016	$253,001	$181,196	$109,555	$543,752

Gross Profit:
Three-month period ended October 2, 2015	79,251	63,765	42,824	185,840
Foreign currency gain (loss)	(1,514)	(133)	(1,352)	(2,999)
Forward contract gain (loss)	2,684	791	-	3,475
DAT purchase accounting adjustment	2,484	-	-	2,484
DAT integration	(921)	-	-	(921)
Volume/mix	11,499	823	464	12,786
Lower (higher) manufacturing costs	(2,731)	1,264	(292)	(1,759)
Cost initiatives	-	11	(667)	(656)
EAC adjustment	828	-	-	828
Defense Technologies energetic incident	-	-	(5,309)	(5,309)
Three-month period ended September 30, 2016	$91,580	$66,521	$35,668	$193,769

The following is a roll forward of sales and gross profit from fiscal 2015 to fiscal 2016:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Twelve-month period ended October 2, 2015	$826,044	$714,965	$461,784	$2,002,793
Foreign currency gain (loss)	(10,067)	(11,518)	(9,814)	(31,399)
Forward contract gain (loss)	2,859	3,078	-	5,937
DAT acquired sales	51,734	-	-	51,734
Defense Technologies energetic incident	-	-	(17,669)	(17,669)
Sales volume	(10,076)	(10,493)	1,804	(18,765)
Twelve-month period ended September 30, 2016	$860,494	$696,032	$436,105	$1,992,631

Gross Profit:
Twelve-month period ended October 2, 2015	279,148	251,060	149,180	679,388
Foreign currency gain (loss)	(4,944)	(1,773)	(2,399)	(9,116)
Forward contract gain (loss)	2,710	3,078	-	5,788
DAT purchase accounting adjustment	7,021	-	-	7,021
DAT acquired sales	20,962	-	-	20,962
DAT integration	(4,341)	-	-	(4,341)
Volume/mix	(13,474)	(2,304)	4,467	(11,311)
Lower (higher) manufacturing costs	(7,901)	(7,160)	(10,835)	(25,896)
Cost initiatives	67	3,065	(544)	2,588
EAC adjustment	3,052	-	-	3,052
Defense Technologies energetic incident	-	-	(6,890)	(6,890)
Twelve-month period ended September 30, 2016	$282,300	$245,966	$132,979	$661,245

The following table shows the average foreign exchange rates for the British pound, Canadian dollar and euro relative to the U.S. dollar for the three and twelve month periods ended September 30, 2016, and October 2, 2015.

	Three Months Ended			Twelve Months Ended
	September 30,	October 2,		September 30,	October 2,
	2016	2015	Change	2016	2015	Change

GBP to USD	1.3164	1.5492	(15.0)%	1.4208	1.5458	(8.1)%
CAD to USD	0.7680	0.7691	(0.1)%	0.7579	0.8157	(7.1)%
EURO to USD	1.1188	1.1120	0.6%	1.1077	1.1501	(3.7)%

The following tables show the impact of changes in the foreign currency exchange rates for the British pound, Canadian dollar and euro relative to the U.S. dollar on operating earnings during the fourth quarter of fiscal 2016, compared with the prior-year period.

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Foreign currency gain (loss)	$(2,911)	$(1,235)	$(3,559)	$(7,705)
Forward contract gain (loss)	2,197	888	2,014	5,099
Impact on Operating Earnings (Loss)	$(714)	$(347)	$(1,545)	$(2,606)

The following tables show the impact of changes in the foreign currency exchange rates for the British pound, Canadian dollar and euro relative to the U.S. dollar on operating earnings during fiscal 2016, compared with the prior-year period.

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Foreign currency gain (loss)	$(6,392)	$313	$(2,404)	$(8,483)
Forward contract gain (loss)	1,696	8,741	(2,638)	7,799
Impact on Operating Earnings (Loss)	$(4,696)	$9,054	$(5,042)	$(684)

Results of Operations

For further explanation, please see the roll forward table of sales and gross profit at the end of the Overview section.

Fiscal 2016 Compared with Fiscal 2015

Sales for fiscal 2016 decreased by $10.2 million or 0.5% from fiscal 2015.  Fiscal 2015 benefited from a strong October 2014.  The last Friday in October 2014 was our previous year-end, and in changing our year-end from the last Friday in October to the last Friday in September, October 2014 was included in our recast first fiscal quarter of 2015.  Fiscal 2016 consisted of 52 weeks and fiscal 2015 consisted of 53 weeks.

	Increase (Decrease)
In Thousands	From Prior Year	2016	2015
			(Unaudited)
			(Recast)

Avionics & Controls	4.2%	$860,494	$826,044
Sensors & Systems	(2.6)%	696,032	714,965
Advanced Materials	(5.6)%	436,105	461,784
Total Net Sales		$1,992,631	$2,002,793

The $34 million increase in Avionics & Controls sales over fiscal 2015 mainly reflected acquired sales from the DAT acquisition of $52 million, in addition to organic DAT sales growth of $21 million, partially offset by the following;

•	Lower sales volumes of $10 million
•

Lower sales volumes of avionics systems of $21 million for certain commercial and defense programs, including an $8 million decrease on the T-6B military trainer program for the U.S. Navy nearing completion.  Looking forward to 2017, T-6B sales are expected to decrease $20 million from fiscal 2016. We are working to develop new products to offset the impact of the end-of-life decline in the T-6B program.
•

Lower sales volumes of communications and control systems of $11 million due to decreased sales of headset communication devices for defense applications of $17 million, mainly due to the shipment of delinquent orders in fiscal 2015 and a strong October 2014, partially offset by increased sales volumes of secure communications of $5 million

•	Partially offset by
•	Higher sales volumes of displays of $21 million mainly due to higher demand for defense applications and a contract termination for convenience fee of $4 million
•	Higher sales volumes of interface technologies for gaming applications of $1 million
•	Unfavorable effect of changes in foreign currency exchange rates of $7 million

The $19 million decrease in Sensors & Systems sales over the prior-year period principally reflected the following:

•	Decreased sales volumes of $11 million primarily driven by
•

Lower sales of power systems of $8 million due to shipment delays relating to export control compliance requirements, partially offset by higher sales of ground fault indicators due to an FAA requirement

•	Lower sales volumes of connection technologies systems of $4 million due to lower demand for oil and gas and defense applications
•	Partially offset by higher sales of advanced sensors of $1 million due to a price increase
•	Unfavorable effect of foreign currency exchange rates of $8 million

The $26 million decrease in Advanced Materials sales over the prior-year period mainly reflected the following:

•

Decreased sales volumes of defense technologies of $18 million mainly due to an energetic incident that occurred at one of our countermeasure operations in May 2016.  The incident resulted in injury to two employees, some damage to the building, and the destruction of inventory and certain equipment.  Operations at the factory were halted through early September 2016 for investigation of the incident, repairs to the building and equipment, and implementation of process and facility improvements.  Reduced manufacturing operations commenced in the fourth fiscal quarter of 2016, and management expects the factory to be operating at planned capacity in the second fiscal quarter of 2017.

•	Decreased sales volumes of engineered materials for metal insulation applications of $13 million due to delayed orders for commercial aviation and lower demand for oil and gas applications
•	Partially offset by
•

Higher sales of engineered materials mainly from a defense program of $7 million.  Looking forward to fiscal 2017, sales are expected to decline by approximately $15 million due to new long-term contract pricing.  We are working to offset this impact by decreasing manufacturing expenses through improved efficiency and higher sales prices on certain commercial contracts.

•	Higher sales of mainly combustible ordnance of $8 million
•	Unfavorable effect of foreign currency exchange rates of $10 million

Foreign sales originating from non-U.S. locations, together with export sales by domestic operations, totaled $1.2 billion and $1.1 billion for fiscal 2016 and for the eleven-month period ended October 2, 2015, respectively, and accounted for 57.9% and 60.2% of our sales in fiscal 2016 and for the eleven-month period ended October 2, 2015, respectively.

Overall, gross margin was 33.2% and 33.9% for fiscal 2016 and 2015, respectively.  Gross profit was $661.2 million and $679.4 million for fiscal 2016 and 2015, respectively.  Gross profit was impacted by $3.8 million and $6.5 million in restructuring expense in fiscal 2016 and 2015, respectively.  Gross profit and gross margin percentage by segment were as follows:

	Increase (Decrease)
In Thousands	From Prior Year	2016	2015
			(Unaudited)
			(Recast)

Avionics & Controls	1.1%	$282,300	$279,148
Sensors & Systems	(2.0)%	245,966	251,060
Advanced Materials	(10.9)%	132,979	149,180
Total Gross Profit		$661,245	$679,388

Avionics & Controls	(1.0)%	32.8%	33.8%
Sensors & Systems	0.2%	35.3%	35.1%
Advanced Materials	(1.8)%	30.5%	32.3%
Gross Margin Percentage		33.2%	33.9%

Avionics & Controls segment gross margin was 32.8% and 33.8% for fiscal 2016 and 2015, respectively.  Segment gross profit was $282.3 million compared with $279.1 million in the prior-year period.  The $3 million increase in gross profit mainly reflected the following:

•	$21 million in acquired gross profit from the DAT acquisition
•	$7 million in a DAT fair value of inventory adjustment recorded in the prior-year period
•	Substantially offset by
•	A $14 million decrease due to sales volume/mix mainly due to lower sales of control and communication systems
•	An $8 million decrease due to higher manufacturing costs primarily at control and communication systems operations
•	A $3 million decrease due to an unfavorable effect of changes in foreign currency exchange rates, DAT integration expense, partially offset by a favorable estimated cost at completion adjustment

Sensors & Systems segment gross margin was 35.3% and 35.1% for fiscal 2016 and 2015, respectively.  Segment gross profit was $246.0 million compared with $251.1 million in the prior-year period.  The $5 million decrease in Sensors & Systems segment gross profit mainly reflected the following:

•	A $2 million decrease in volume/mix mainly due to lower sales of connection technologies and power systems
•	$7 million in higher manufacturing costs mainly due to factory closures and transfers to a low-cost country
•	Partially offset by
•	A $3 million decrease in restructuring expense for advanced sensors and connection technologies operations
•	A $1 million favorable effect of change in foreign currency exchange rates

Advanced Materials segment gross margin was 30.5% and 32.3% for fiscal 2016 and 2015, respectively.  Segment gross profit was $133.0 million compared with $149.2 million in the prior-year period.  The $16 million decrease in Advanced Materials segment gross profit principally reflected the following:

•

A $9 million increase in manufacturing expense mainly due to engineered materials manufacturing inefficiencies and lower sales volumes of metallic insulation mainly for commercial aviation and oil & gas applications

•	A $7 million increase in expense due to an energetic incident at one of our countermeasure operations described further above

Selling, general and administrative expenses (which include corporate expenses) totaled $395.3 million, or 19.8% of sales, and $384.2 million, or 19.2% of sales, for fiscal 2016 and 2015, respectively.  The $11 million increase in selling, general and administrative expense mainly reflected the following:

•	An $11 million increase due to incremental DAT expenses
•	An $8 million increase in bad debt expense
•	A $5 million increase in stock option expense, severance and segment pension expense

•	Partially offset by
•	A $9 million decrease in corporate expense due to lower professional fees primarily for compliance and a $3 million pension settlement recorded in fiscal 2015
•	A $2 million favorable effect of foreign currency rates
•	A $2 million write-off of fixed assets due to an avionics systems program realignment in the prior-year

Research, development and engineering spending was $95.9 million, or 4.8% of sales, for fiscal 2016 compared with $100.4 million, or 5.0% of sales, for the prior-year period.  The $4.5 million decrease in research, development and engineering principally reflected the following:

•	Decreased spending of $11 million mainly for Avionics & Controls and Sensors & Systems developments
•	Partially offset by incremental expense from DAT of $7 million

Total restructuring expenses were $8.7 million, or 0.4% of sales, in fiscal 2016, of which $4.9 million is reported separately as restructuring expenses and $3.8 million is included in cost of goods sold.  Total restructuring expenses were $14.6 million, or 0.7% of sales, in fiscal 2015, of which $8.1 million is reported separately as restructuring expenses and $6.5 million is included in cost of goods sold.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for fiscal 2016 totaled $240.6 million, or 12.1% of sales, compared with $268.8 million, or 13.4% of sales, for fiscal 2015.  Segment earnings by segment were as follows:

	Increase (Decrease)
In Thousands	From Prior Year	2016	2015
			(Unaudited)
			(Recast)

Avionics & Controls	(15.9)%	$78,356	$93,225
Sensors & Systems	4.2%	87,768	84,235
Advanced Materials	(18.4)%	74,515	91,334
Total Segment Earnings		$240,639	$268,794

Avionics & Controls	(2.2)%	9.1%	11.3%
Sensors & Systems	0.8%	12.6%	11.8%
Advanced Materials	(2.7)%	17.1%	19.8%
Segment Earnings Percentage		12.1%	13.4%

Avionics & Controls segment earnings were $78.4 million, or 9.1% of sales, for fiscal 2016 and $93.2 million, or 11.3% of sales, for fiscal 2015.  The $15 million decrease in Avionics & Controls segment earnings mainly reflected the following:

•	DAT incremental operating expenses of $18 million
•	An $8 million increase in bad debt expense
•	A $4 million unfavorable effect of foreign currency rates and increase in severance
•	Partially offset by
•	A $3 million increase in gross profit
•

A $10 million decrease in research, development and engineering for avionics systems and controls and communication systems, and a $2 million write-off of fixed assets due to an avionics systems program realignment in the prior year

Sensors & Systems segment earnings were $87.8 million, or 12.6% of sales, for fiscal 2016 compared with $84.2 million, or 11.8% of sales, for fiscal 2015.  The $4 million increase in Sensors & Systems segment earnings principally reflected the following:

•	An $8 million favorable effect of changes in foreign currency exchange rates
•	A $2 million decrease in restructuring expense
•	A $2 million decrease in research, development and engineering
•	Partially offset by
•	A $5 million decrease in gross profit
•	A $3 million increase in selling, general and administrative expense mainly due to a curtailment of a post-retirement medical benefit plan in the prior-year

Advanced Materials segment earnings were $74.5 million, or 17.1% of sales, for fiscal 2016, compared with $91.3 million, or 19.8% of sales, for fiscal 2015.  The $17 million decrease in Advanced Materials segment earnings mainly reflected the following:

•	A $16 million decrease in gross profit
•	A $3 million increase in selling, general and administrative expense
•	A $3 million unfavorable effect of changes in foreign currency exchange rates
•	Partially offset by a $5 million insurance recovery from the incident at our countermeasure operation

Interest expense was $30.1 million during fiscal 2016, compared with $33.1 million in the prior-year period.  The decrease in interest expense reflected lower interest from our refinancing in April 2015 of our $250 million 7% Senior Notes with our €330 million 3.625% Senior Notes.  Additionally, in fiscal 2015 we recorded a $2.4 million reduction in interest expense upon the lapse of a statutory period related to a liability for a non-income tax position of an acquired company.

The income tax rates were 16.0% and 17.3% for fiscal 2016 and 2015, respectively.  The decrease in the income tax rate principally reflected the following:

•	During fiscal 2016, we recognized $1.4 million of additional tax benefits primarily due to the release of reserves upon the settlement of an audit
•	Both years benefited from various tax credits, certain foreign interest deductions, and lower income tax rates on permanently invested foreign sourced income

We expect the income tax rate to be approximately 25% in fiscal 2017.

It is reasonably possible that within the next twelve months approximately $1.4 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or expiration of a statute of limitations.

New orders for fiscal 2016 were $2.1 billion compared with $2.0 billion for fiscal 2015.  Backlog at September 30, 2016, was $1.3 billion compared with $1.2 billion at October 2, 2015.  Approximately $355 million is scheduled to be delivered after fiscal 2017.  Backlog is subject to cancellation until delivery.

Fiscal 2015 Compared with Fiscal 2014

Sales for fiscal 2015 decreased 1.5% over the prior year.  Sales by segment were as follows:

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

Overall, gross profit as a percentage of sales was 33.2% and 34.7% for fiscal 2015 and 2014, respectively.  Gross profit was $589.4 million and $624.7 million for fiscal 2015 and 2014, respectively.  Gross profit was impacted by restructuring expense of $5.1 million, or 0.3% of sales, for fiscal 2015, and $5.3 million, or 0.3% of sales, in fiscal 2014.

Avionics & Controls segment gross profit as a percentage of sales was 32.3% and 36.2% for fiscal 2015 and 2014, respectively.  Segment gross profit was $234.9 million compared with $241.8 million in the prior-year period.  The decrease in gross profit reflected a $15 million decrease on sales of avionics systems, an $8 million decrease on sales of control and communication systems, and a $3 million decrease on sales of interface technologies.  The decrease in avionics systems gross profit was mainly due to lower sales volumes of $8 million, a $1 million inventory write-off due to the uncertainty over a specific cockpit integration program, and a $2 million estimate-at-completion adjustment due to development program realignments.  Additionally, gross profit was impacted by the effect of foreign currencies and the settlement of forward contracts of $5 million.  The decrease in control and communication systems was mainly due to lower sales volumes and mix of $4 million and higher manufacturing costs of $4 million.  The decrease in interface technologies gross profit was mainly due to sales mix.  These decreases were partially offset by incremental gross profit from the DAT acquisition of $19 million.  DAT gross profit included the effect of shipping acquired inventory valued at fair value at acquisition.  A fair value adjustment of $7 million lowered incremental gross profit from DAT from $26 million to $19 million.

Sensors & Systems segment gross margin percentage was 34.9% and 33.7% for fiscal 2015 and 2014, respectively.  Segment gross profit was $221.2 million and $232.4 million for fiscal 2015 and 2014, respectively.  The decrease in gross margin percentage mainly reflected a $10 million decrease on sales of connection technologies, and a $2 million decrease on sales of advanced sensors, partially offset by a $1 million increase on sales of power systems.  The decrease in connection technologies gross margin percentage was due to lower sales volumes of $4 million and the effects of weakening foreign currencies of $8 million, partially offset by incremental gross margin percentage from the Sunbank acquisition.  The decrease in advanced sensors gross margin percentage was due to the effect of weakening foreign currencies and the settlement of forward contracts of $4 million and higher cost initiative expense of $2 million, partially offset by higher sales volume and mix.  The increase in gross margin percentage of power systems was due to higher sales volume and mix of $5 million and lower manufacturing expense of $2 million, partially offset by the effect of weakening foreign currencies of $7 million.

Advanced Materials segment gross margin percentage was 32.2% and 34.0% for fiscal 2015 and 2014, respectively.  Segment gross profit was $133.3 million and $150.4 million for fiscal 2015 and 2014, respectively.  The decrease in segment gross profit principally reflected lower gross profit on sales of engineered materials of $17 million, mainly due to lower sales volume and mix of $3 million, a lower recovery of fixed costs of $4 million and higher operating expenses of $7 million due mainly to manufacturing inefficiencies and the effects of weakening foreign currencies of $3 million.  Defense technologies gross profit was even with prior-year period.  The impact of lower sales volumes of $4 million was offset by lower manufacturing costs from our cost initiative project.

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

Avionics & Controls segment earnings were $65.9 million, or 9.1% of sales, in fiscal 2015 compared with $92.2 million, or 13.8% of sales, in fiscal 2014, mainly reflecting a $5 million decrease in avionics systems, a $16 million incremental loss from the DAT acquisition, and a $5 million decrease in control and communication systems earnings.  The decrease in avionics systems earnings mainly reflected lower gross profit as explained above, partially offset by an $8 million decrease in selling, general and administrative expense and a $1 million decrease in research, development and engineering.  The decrease in avionics systems selling, general and administrative expense was mainly due to gains on monetary assets and translation gains and lower restructuring expenses.  The decrease in earnings from sales of control and communication systems principally reflected lower gross profit as explained above, partially offset by lower research, engineering and development expense and selling, general and administrative expenses.  Segment restructuring expenses were $0.7 million and $5.1 million in fiscal 2015 and 2014, respectively.  The effect of foreign currencies and settlement of forward contracts on segment earnings had a favorable $2 million impact in fiscal 2015 compared with the prior-year period.

Sensors & Systems segment earnings were $71.8 million, or 11.3% of sales, in fiscal 2015 compared with $73.7 million, or 10.7% of sales, in fiscal 2014, reflecting a $10 million decrease in gross profit on sales of connection technologies as described above, substantially offset by lower selling, general and administrative expenses due to foreign currency translation gains.  Additionally, segment restructuring expenses were $7.1 million and $6.8 million in fiscal 2015 and 2014, respectively.  The effect of foreign currencies and settlement of forward contracts on segment earnings had an unfavorable $3 million impact in fiscal 2015 compared with the prior-year period.

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

Liquidity and Capital Resources

Working Capital and Statement of Cash Flows

Cash and cash equivalents at the end of fiscal 2016 totaled $258.5 million, an increase of $67.2 million from October 2, 2015.  Net working capital increased to $777.3 million at the end of fiscal 2016 from $718.2 million at the end of the prior year.

Cash flows from operating activities were $167.2 million and $193.7 million in fiscal 2016 and 2015, respectively.  The decrease principally reflected lower cash receipts from sale of products and higher sales in September, which have not been converted to cash.  Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expense.

Cash flows used by investing activities were $65.9 million and $179.6 million in fiscal 2016 and 2015, respectively.  Cash flows used by investing activities in fiscal 2016 primarily reflected capital expenditures of $68.5 million, partially offset by proceeds from the sale of a discontinued operation of $3.7 million.  Cash flows used by investing activities in fiscal 2015 reflected cash paid for an acquisition of $156.0 million, net of cash acquired, and capital expenditures of $55.4 million, partially offset by proceeds from the sale of discontinued operations of $30.2 million.

Cash flows used by financing activities were $29.4 million and $17.7 million in fiscal 2016 and 2015, respectively.  Cash flows used by financing activities in fiscal 2016 primarily reflected repayment of long-term debt and credit facilities of $62.4 million, $18.7 million in shares repurchased, partially offset by $6.1 million from the issuance of common stock under our employee stock plans and $45.0 million in proceeds from our credit facilities.  Cash flows used by financing activities in fiscal 2015 primarily reflected $269.3 million in shares repurchased, $834.0 million in repayment of long-term debt and credit facilities, and $8.3 million of debt issuance costs, partially offset by $465.0 million in proceeds from our credit facilities, $356.5 million in proceeds from issuance of the 2023 Notes, $250.0 million in proceeds from the issuance of the U.S. Term Loan, due 2020, and $16.6 million from the issuance of common stock under our employee stock plans.

Capital Expenditures

Net property, plant and equipment was $338.0 million at the end of fiscal 2016 compared with $309.4 million at October 2, 2015.  Capital expenditures for fiscal 2016 and for the twelve-month period ended October 2, 2015, were $68.5 million and $55.4 million, respectively (excluding acquisitions), and included facilities, machinery, equipment and enhancements to information technology systems.  Capital expenditures are anticipated to approximate $60 million for fiscal 2017.  We will continue to support expansion through investments in infrastructure including machinery, equipment, and information systems.

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

Debt Financing

U.S. Credit Facility

On April 9, 2015, we amended the secured credit facility to extend the expiration to April 9, 2020, increase the revolving credit facility to $500 million, and provide for a delayed-draw term loan facility of $250 million.  We recorded $2.3 million in debt issuance costs.  The credit facility is secured by substantially all the Company’s assets and interest is based on standard inter-bank offering rates.  The interest rate ranges from LIBOR plus 1.25% to LIBOR plus 2.00%, depending on the leverage ratios at the time the funds are drawn.  At September 30, 2016, we had $155.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.75%, which ranged from 2.27% to 2.29%.  An additional $27.8 million of unsecured foreign currency credit facilities have been extended by foreign banks for a total of $527.8 million available companywide.  Available credit under the above credit facilities was $353.2 million at fiscal 2016 year end, when reduced by outstanding borrowings of $155.0 million and letters of credit of $19.6 million.

U.S. Term Loan, due April 2020

On August 3, 2015, we borrowed $250 million under the delayed-draw term loan provided for under the amended credit facility.  The interest rate on this loan ranges from LIBOR plus 1.25% to LIBOR plus 2.00%, depending on the leverage ratios at the time the funds are drawn.  At September 20, 2016, the interest rate was LIBOR plus 1.75%, which equaled 2.28%.  The loan amortizes at 1.25% of the original principal balance quarterly through March 2020, with the remaining balance due in April 2020.

3.625% Senior Notes, due April 2023

In April 2015, we issued €330.0 million in 3.625% Senior Notes, due April 2023 (2023 Notes) requiring semi-annual interest payments in April and October of each year until maturity.  The net proceeds from the sale of the notes, after deducting

$5.9 million of debt issuance costs, were $350.8 million.  The 2023 Notes are general unsecured senior obligations of the Company.  The 2023 Notes are unconditionally guaranteed on a senior basis by the Company and certain subsidiaries of the Company that are guarantors under the Company’s existing secured credit facility.  The 2023 Notes are subject to redemption at the option of the Company at any time prior to April 15, 2018, at a price equal to 100% of the principal amount, plus any accrued interest to the date of redemption and a make-whole provision.  We may also redeem up to 35% of the 2023 Notes before April 15, 2018, with the net cash proceeds from equity offerings.  The 2023 Notes are also subject to redemption at the option of the Company, in whole or in part, on or after April 15, 2018, at redemption prices starting at 102.719% of the principal amount plus accrued interest during the period beginning April 15, 2018, and declining annually to 100% of principal and accrued interest on or after April 15, 2021.

In connection with the redemption of debt in fiscal 2015, we incurred an $8.75 million redemption premium and wrote off $2.7 million in unamortized debt issuance costs as a loss on extinguishment of debt.

We believe cash on hand, funds generated from operations and other available debt facilities are sufficient to fund operating cash requirements and capital expenditures through fiscal 2017.  We believe we will have adequate access to capital markets to fund future acquisitions.

Share Repurchase Program

On June 19, 2014, our board of directors approved a share repurchase program and authorized the repurchase of up to $200 million of outstanding shares of common stock.  In March 2015, our board of directors authorized an additional $200 million.  Under the program, the Company is authorized to repurchase up to $400 million of the outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  During fiscal 2014 we repurchased 269,228 shares under this program at an average price paid per share of $112.40, for an aggregate purchase price of $30.3 million.  During fiscal 2015, we repurchased 2,562,122 shares under this program at an average price paid per share of $101.29, for an aggregate purchase price of $259.5 million.  During fiscal 2016, we repurchased 304,577 shares under this program at an average price paid per share of $61.51, for an aggregate purchase price of $18.7 million.  At September 30, 2016 the amount of remaining authorization under this program is $91.5 million.

Permanent Investment of Undistributed Earnings of Foreign Subsidiaries

Our non-U.S. subsidiaries have $255.2 million in cash and cash equivalents at September 30, 2016.  Cash and cash equivalents at our U.S. parent and subsidiaries aggregated $3.3 million at September 30, 2016, and cash flow from these operations and credit facilities are sufficient to fund working capital, capital expenditures, acquisitions and debt repayments of our domestic operations.  We have available credit to our U.S. parent and subsidiaries of $325.4 million on our U.S. secured credit facility.  The earnings of our non-U.S. subsidiaries are considered to be indefinitely invested, and accordingly, no provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries.  The amount of the unrecognized deferred income tax liability for temporary differences related to investments in foreign subsidiaries is not practical to determine because of the complexities regarding the calculation of unremitted earnings and the potential for tax credits.

Government Refundable Advances

Government refundable advances consist of payments received from the Canadian government to assist in the research and development related to commercial aviation.  These advances totaled $45.0 million and $43.3 million at September 30, 2016, and October 2, 2015, respectively.  The repayment of the advances is based on year-over-year commercial aviation revenue growth at CMC Electronics, Inc. (CMC) beginning in 2014.  Imputed interest on the advances was 3.4% at September 30, 2016.

Pension and Other Post-Retirement Benefit Obligations

Our pension plans principally include a U.S. pension plan maintained by Esterline, Non-U.S. plans maintained by CMC, and Other Non-U.S. plans.  Our principal post-retirement plans include non-U.S. plans maintained by CMC, which are non-contributory health care and life insurance plans.

We account for pension expense using the end of the fiscal year as our measurement date, and we make actuarially computed contributions to our pension plans as necessary to adequately fund benefits.  Our funding policy is consistent with the minimum funding requirements of ERISA.  In fiscal 2016 and 2015, operating cash flow included $12.0 million and $9.2 million, respectively, of cash funding to these pension plans.  There is no funding requirement for fiscal 2017 for the U.S. pension plans maintained by Esterline.  We expect pension funding requirements for the CMC plans and other non-U.S. plans to be approximately $4.4 million in fiscal 2017.  The rate of increase in future compensation levels is consistent with our historical experience and salary administration policies.  The expected long-term rate of return on plan assets is based on long-term target asset allocations of 70% equity and 30% fixed income.  We periodically review allocations of plan assets by investment type and evaluate external sources of information regarding long-term historical returns and expected future returns for each investment type, and accordingly, believe a 3.25% to 8.0% assumed long-term rate of return on plan assets is appropriate for the pension plans.  Current allocations are consistent with the long-term targets.

We made the following assumptions with respect to our Esterline pension obligation in fiscal 2016 and 2015:

	2016	2015
Principal assumptions as of fiscal year end:
Discount rate	3.60%	4.40%
Rate of increase in future compensation levels	4.28%	4.22%
Assumed long-term rate of return on plan assets	7.00%	7.00%

We made the following assumptions with respect to our CMC pension obligation in fiscal 2016 and 2015:

	2016	2015
Principal assumptions as of fiscal year end:
Discount rate	3.22%	4.00%
Rate of increase in future compensation levels	2.75%	3.00%
Assumed long-term rate of return on plan assets	5.66%	5.70%

We made the following assumptions with respect to our Other Non-U.S. pension obligations in fiscal 2016 and 2015:

	2016	2015
Principal assumptions as of fiscal year end:
Discount rate	0.90 - 7.75%	1.80 - 8.25%
Rate of increase in future compensation levels	2.96 - 10.13%	4.50 - 8.90%
Assumed long-term rate of return on plan assets	3.25 - 8.00%	3.25 - 8.00%

We use a discount rate for expected returns that is a spot rate developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments.  Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points in fiscal 2016, pension liabilities in total would have decreased $14.5 million or increased $15.2 million, respectively.  If all other assumptions are held constant, the estimated effect on fiscal 2016 pension expense from a hypothetical 25 basis points increase or decrease in both the discount rate and expected long-term rate of return on plan assets would not have a material effect on our pension expense.

We made the following assumptions with respect to our Esterline post-retirement obligation in fiscal 2016 and 2015:

	2016	2015
Principal assumptions as of fiscal year end:
Discount rate	3.60%	4.40%
Initial weighted average health care trend rate	6.00%	6.00%
Ultimate weighted average health care trend rate	6.00%	6.00%

We made the following assumptions with respect to our CMC post-retirement obligation in fiscal 2016 and 2015:

	2016	2015
Principal assumptions as of fiscal year end:
Discount rate	3.16%	4.00%
Initial weighted average health care trend rate	6.00%	3.70%
Ultimate weighted average health care trend rate	4.20%	3.10%

The assumed health care trend rate can have a significant impact on our post-retirement benefit obligations.  Our health care trend rate was based on the experience of our plan and expectations for the future.  A 100 basis points increase in the health care trend rate would increase our post-retirement benefit obligation by $1.1 million at September 30, 2016.  A 100 basis points decrease in the health care trend rate would decrease our post-retirement benefit obligation by $0.9 million at September 30, 2016.  Assuming all other assumptions are held constant, the estimated effect on fiscal 2016 post-retirement benefit expense from a hypothetical 100 basis points increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

Research and Development Expense

For the three years ended September 30, 2016, research and development expense has averaged 4.9% of sales.  We estimate that research and development expense in fiscal 2017 will be about 5.0% of sales for the full year.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of fiscal year end.  Liabilities for income taxes were excluded from the table, as we are not able to make a reasonably reliable estimate of the amount and period of related future payments.

In Thousands		Less than	1‒3	4‒5	After 5
	Total	1 year	years	years	years

Long-term debt [1]	$950,225	$22,536	$39,140	$369,562	$518,987
Interest obligations	105,039	18,810	37,124	28,936	20,169
Operating lease obligations	47,684	13,431	17,686	9,985	6,582
Purchase obligations	657,396	621,660	29,288	5,313	1,135
Total contractual obligations	$1,760,344	$676,437	$123,238	$413,796	$546,873

[1]	Includes $74.0 million representing interest on capital lease obligations.
Seasonality

The timing of our revenues is impacted by the purchasing patterns of our customers and, as a result, we do not generate revenues evenly throughout the year.  Moreover, our first fiscal quarter, October through December, includes significant holiday vacation periods in both Europe and North America.  This leads to decreased order and shipment activity; consequently, first quarter results are typically weaker than other quarters and not necessarily indicative of our performance in subsequent quarters.  We changed our fiscal year to the twelve months ended the last Friday of September to better align with the aerospace industry’s business cycle.

Disclosures About Market Risk

Interest Rate Risks

Our debt includes fixed rate and variable rate obligations at September 30, 2016.  We are not subject to interest rate risk on the fixed rate obligations.  We are subject to interest rate risk on the U.S. Term Loan and U.S. credit facility.  For long-term debt, the table presents principal cash flows and the related weighted-average interest rates by contractual maturities.

A hypothetical 10% increase or decrease in average market rates would not have a material effect on our pretax income.

In Thousands	Long-Term Debt ‒ Variable Rate
	Principal	Average
	Amount	Rates [1]
Maturing in:

2017	$12,500	*
2018	12,500	*
2019	12,500	*
2020	355,000	*
2021	-	*
2022 and thereafter	-	*
Total	$392,500

Fair value at 9/30/2016	$392,500

[1]

Borrowings under the U.S. Term Loan bear interest at a rate equal to either: (a) the LIBOR rate plus 1.75% or (b) the “Base Rate” (defined as the higher of Wells Fargo Bank, National Association’s prime rate and the Federal funds rate plus 0.50%).

Currency Risks

We own significant operations in Canada, France and the United Kingdom.  To the extent that sales are transacted in a foreign currency, we are subject to foreign currency fluctuation risk.  Furthermore, we have assets denominated in foreign currencies that are not offset by liabilities in such foreign currencies.  At September 30, 2016, we had the following monetary assets subject to foreign currency fluctuation risk:  U.S. dollar-denominated backlog with customers whose functional currency is other than the U.S. dollar; U.S. dollar-denominated accounts receivable and payable; and certain forward contracts, which are not accounted for as a cash flow hedge.  The foreign exchange rate for the dollar relative to the euro decreased to 0.890 at September 30, 2016, from 0.892 at October 2, 2015; the dollar relative to the British pound increased to 0.771 from 0.659; and

the dollar relative to the Canadian dollar decreased to 1.313 from 1.315.  Foreign currency transactions affecting monetary assets, forward contracts and backlog resulted in a $19.8 million loss in fiscal 2016, a $1.3 million gain in fiscal 2015, and a $0.9 million gain in fiscal 2014.

Our policy is to hedge a portion of our forecasted transactions and a portion of our net monetary assets, including the embedded derivatives in our backlog, using forward exchange contracts.  The Company does not enter into any forward contracts for trading purposes.  At September 30, 2016, and October 2, 2015, the notional value of foreign currency forward contracts was $451.3 million and $403.4 million, respectively.  The notional value of our foreign currency forward contracts include $70 million related to the hedge of a portion of our net monetary assets, including the embedded derivatives in our backlog. The net fair value of our open foreign currency forward contracts was an $11.5 million liability and a $25.4 million liability at September 30, 2016, and October 2, 2015, respectively.  If the U.S. dollar increased by a hypothetical 5%, the effect on the fair value of the foreign currency contracts at October 2, 2015, would be a decrease in the net liability of $14.2 million.  If the U.S. dollar decreased by a hypothetical 5%, the effect on the fair value of the foreign currency contracts would be an increase in net liability of $30.9 million.

The following tables provide information about our significant derivative financial instruments, including foreign currency forward exchange agreements and certain firmly committed sales transactions denominated in currencies other than the functional currency at September 30, 2016, and October 2, 2015.  The information about certain firmly committed sales contracts and derivative financial instruments is in U.S. dollar equivalents.  For forward foreign currency exchange agreements, the following tables present the notional amounts at the current exchange rate and weighted-average contractual foreign currency exchange rates by contractual maturity dates.

Firmly Committed Sales Contracts

Operations with Foreign Functional Currency

At September 30, 2016

Principal Amount by Expected Maturity

In Thousands	Firmly Committed Sales Contracts in United States Dollar
Fiscal Years	Canadian Dollar	Euro	British Pound

2017	$122,010	$119,826	$35,984
2018	47,119	23,247	1,902
2019	21,195	4,397	-
2020	11,997	50	-
2021 and thereafter	17,920	301	-
Total	$220,241	$147,821	$37,886

Derivative Contracts

Operations with Foreign Functional Currency

At September 30, 2016

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Euro

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2017	$112,593	1.127
2018	7,180	1.144
Total	$119,773

Fair value at 9/30/16	$241

[1]	The Company has no derivative contracts maturing after fiscal 2018.

Derivative Contracts

Operations with Foreign Functional Currency

At September 30, 2016

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for British Pound

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2017	$49,358	1.468
2018	20,400	1.502
2019	3,000	1.440
Total	$72,758

Fair value at 9/30/16	$(8,131)

[1]	The Company has no derivative contracts maturing after fiscal 2019.

Derivative Contracts

Operations with Foreign Functional Currency

At September 30, 2016

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Canadian Dollar

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2017	$185,100	0.756
2018	73,300	0.825
Total	$258,400

Fair value at 9/30/16	$(3,567)

[1]	The Company has no derivative contracts maturing after fiscal 2018.

Firmly Committed Sales Contracts

Operations with Foreign Functional Currency

At October 2, 2015

Principal Amount by Expected Maturity

In Thousands	Firmly Committed Sales Contracts in United States Dollar
Fiscal Years	Canadian Dollar	Euro	British Pound

2016	$111,192	$105,213	$32,949
2017	25,152	20,663	8,106
2018	10,583	4,566	318
2019	4,311	2,597	-
2020 and thereafter	3,279	1,447	-
Total	$154,517	$134,486	$41,373

Derivative Contracts

Operations with Foreign Functional Currency

At October 2, 2015

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Euro

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2016	$93,585	1.131
2017	4,500	1.121
Total	$98,085

Fair value at 10/2/2015	$(336)

[1]	The Company had no derivative contracts maturing after fiscal 2016.

Derivative Contracts

Operations with Foreign Functional Currency

At October 2, 2015

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for British Pound

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2016	$60,673	1.570
2017	41,475	1.546
Total	$102,148

Fair value at 10/2/2015	$(2,777)

[1]	The Company had no derivative contracts maturing after fiscal 2016.

Derivative Contracts

Operations with Foreign Functional Currency

At October 2, 2015

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Canadian Dollar

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2016	$121,600	0.881
2017	79,600	0.814
Total	$201,200

Fair value at 10/2/2015	$(22,296)

[1]	The Company had no derivative contracts maturing after fiscal 2016.

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

As we have grown through acquisitions, we have accumulated $1.0 billion of goodwill and $39.8 million of indefinite-lived intangible assets out of total assets of $3.0 billion at September 30, 2016.  The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

We performed our annual impairment review for fiscal 2016 as of July 1, 2016, and our Step One analysis indicates that no impairment of goodwill or other indefinite-lived assets exists at any of our reporting units.  Our connection technologies and avionics systems reporting unit’s margin in passing the Step One analysis was approximately 5% and 9%, respectively.  This mainly reflects lower cash flow assumptions over the five-year forecast period.  Management expects that continued improvements in operations will result in favorable actual results compared with our 2016 five-year forecast.  It is possible, however, that as a result of events or circumstances, we could conclude at a later date that goodwill of $307.7 million at connection technologies and $229.1 million at avionics systems may be considered impaired.  We also may be required to record an earnings charge or incur unanticipated expenses if, due to a change in strategy or other reasons, we determine the value of other assets has been impaired.  These other assets include trade names of $37.3 million and intangible assets of $212.2 million.

The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles.  In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows.

We used available market data and a discounted cash flow analysis in completing our 2016 annual impairment test.  We believe that our cash flow estimates are reasonable based upon the historical cash flows and future operating and strategic plans of our reporting units.  In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions.  The fair value of all our other reporting units exceeds its book value by greater than 24%.  A 0.5% change in the discount rate used in the cash flow analysis would result in a change in the fair value of our other reporting units of approximately $83.9 million.  A 0.5% change in the growth rate assumed in the calculation of the terminal value of cash flows would result in a change in the fair value of our other reporting units by $56.5 million.  None of these changes would have resulted in any of our other reporting units being impaired.

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

As we have grown through acquisitions, we have accumulated $353.2 million of definite-lived intangible assets. The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

Assets Held for Sale

Assets held for sale are to be reported at the lower of its carrying amount or fair value less cost to sell.  Judgment is required in estimating the sales price of assets held for sale and the time required to sell the assets.  These estimates are based upon available market data and operating cash flows of the assets held for sale.

As more fully described in Note 17 of the consolidated financial statements, the Company’s board of directors approved a plan to sell certain non-core business units including Eclipse Electronic Systems, Inc., Wallop Defence Systems, Ltd., Pacific Aerospace and Electronics Inc., and a small distribution business.  During the fourth quarter of fiscal 2015, we approved a plan to sell a small manufacturing business included in our Avionics & Controls segment, which is reported as discontinued operations in all periods presented.  As a result, we recorded an after-tax loss of $8.4 million, $31.2 million and $49.5 million in fiscal 2016, 2015, and 2014, respectively, on assets held for sale in discontinued operations.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Statement of Operations

In Thousands, Except Per Share Amounts

				Eleven
				Months
	Twelve Months Ended			Ended
	2016	2015	2014	2015
		(Unaudited) (Recast)

Net Sales	$1,992,631	$2,002,793	$2,029,471	$1,774,449
Cost of Sales	1,331,386	1,323,405	1,314,762	1,185,056
	661,245	679,388	714,709	589,393
Expenses
Selling, general & administrative	395,274	384,156	361,190	346,781
Research, development and engineering	95,939	100,426	97,591	91,491
Restructuring charges	4,873	8,143	13,642	6,639
Insurance recovery	(5,000)	-	-	-
Other income	-	(12,503)	-	(12,503)
Total Expenses	491,086	480,222	472,423	432,408

Operating Earnings from Continuing Operations	170,159	199,166	242,286	156,985
Interest Income	(367)	(632)	(555)	(578)
Interest Expense	30,091	33,114	33,010	30,090
Loss on Extinguishment of Debt	-	11,451	533	11,451

Earnings from Continuing Operations Before Income Taxes	140,435	155,233	209,298	116,022
Income Tax Expense	22,535	26,911	43,716	18,956
Earnings from Continuing Operations Including Noncontrolling Interests	117,900	128,322	165,582	97,066

Earnings Attributable to Noncontrolling Interests	(949)	(427)	(553)	(401)
Earnings from Continuing Operations Attributable to Esterline, Net of Tax	116,951	127,895	165,029	96,665

Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(15,266)	(40,319)	(62,611)	(37,053)

Net Earnings Attributable to Esterline	$101,685	$87,576	$102,418	$59,612

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$3.97	$4.16	$5.19	$3.15
Discontinued operations	(0.52)	(1.31)	(1.97)	(1.21)
Earnings (Loss) Per Share - Basic	$3.45	$2.85	$3.22	$1.94

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$3.93	$4.10	$5.09	$3.10
Discontinued operations	(0.51)	(1.29)	(1.93)	(1.19)
Earnings (Loss) Per Share - Diluted	$3.42	$2.81	$3.16	$1.91

See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income (Loss)

In Thousands

				Eleven
				Months
	Twelve Months Ended			Ended
	2016	2015	2014	2015
		(Unaudited) (Recast)

Net earnings	$101,685	$87,576	$102,418	$59,612

Change in Fair Value of Derivative Financial Instruments	18,394	(10,456)	(12,327)	(8,763)
Income Tax Expense (Benefit)	(4,959)	3,294	3,534	2,147
	13,435	(7,162)	(8,793)	(6,616)

Change in Pension and Post-Retirement Obligations	(16,622)	(20,199)	(6,009)	(9,499)
Income Tax Expense (Benefit)	6,029	7,246	2,041	3,703
	(10,593)	(12,953)	(3,968)	(5,796)

Foreign currency translation adjustment	(42,871)	(175,222)	(96,532)	(164,839)
Comprehensive Income (Loss)	$61,656	$(107,761)	$(6,875)	$(117,639)

See Notes to Consolidated Financial Statements

Consolidated Balance Sheet

In Thousands, Except Share and Per Share Amounts

As of September 30, 2016 and October 2, 2015	2016	2015

Assets

Current Assets
Cash and cash equivalents	$258,520	$191,355
Cash in escrow	1,125	-
Accounts receivable, net of allowances of $17,028 and $10,050	422,073	380,748
Inventories	450,206	446,768
Income tax refundable	5,183	12,575
Deferred income tax benefits	-	41,082
Prepaid expenses	17,909	23,008
Other current assets	5,322	5,427
Current assets of businesses held for sale	15,450	27,851
Total Current Assets	1,175,788	1,128,814

Property, Plant and Equipment
Land	28,152	28,361
Buildings	240,878	225,237
Machinery and equipment	526,760	475,719
	795,790	729,317
Accumulated depreciation	457,756	419,918
	338,034	309,399

Other Non-Current Assets
Goodwill	1,024,667	1,041,991
Intangibles, net	393,035	452,040
Deferred income tax benefits	75,409	28,979
Other assets	13,698	14,348
Non-current assets of businesses held for sale	11,400	24,917
Total Assets	$3,032,031	$3,000,488

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet (continued)

In Thousands, Except Share and Per Share Amounts

As of September 30, 2016 and October 2, 2015	2016	2015

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable	$121,816	$117,976
Accrued liabilities	238,163	259,734
Current maturities of long-term debt	16,774	13,376
Federal and foreign income taxes	10,932	2,404
Current liabilities of businesses held for sale	10,813	17,106
Total Current Liabilities	398,498	410,596

Long-Term Liabilities
Credit facilities	155,000	160,000
Long-term debt, net of current maturities	698,796	701,457
Deferred income tax liabilities	53,798	73,849
Pension and post-retirement obligations	92,520	75,019
Other liabilities	21,968	29,367
Non-current liabilities of businesses held for sale	320	2,409

Shareholders' Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued 32,564,252 and 32,378,185 shares	6,513	6,476
Additional paid-in capital	702,610	682,479
Treasury stock at cost, repurchased 3,135,927 and 2,831,350 shares	(308,514)	(289,780)
Retained earnings	1,548,805	1,447,120
Accumulated other comprehensive loss	(348,857)	(308,828)
Total Esterline shareholders' equity	1,600,557	1,537,467
Noncontrolling interests	10,574	10,324
Total Shareholders' Equity	1,611,131	1,547,791
Total Liabilities and Shareholders' Equity	$3,032,031	$3,000,488

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows

In Thousands

				Eleven
				Months
	Twelve Months Ended			Ended
	2016	2015	2014	2015
		(Unaudited) (Recast)

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$102,634	$88,003	$102,971	$60,013
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	100,258	103,357	116,027	90,575
Deferred income taxes	(22,166)	(18,165)	(14,893)	(17,976)
Share-based compensation	13,462	12,106	13,044	10,771
Loss (gain) on disposal of capital assets	-	-	3,174	-
Gain on release of non-income tax liability	-	(15,656)	-	(15,656)
Loss on assets held for sale	8,448	30,792	49,472	31,154
Working capital changes, net of effect of acquisitions:
Accounts receivable	(44,759)	(13,757)	(17,375)	10,188
Inventories	551	5,189	(21,491)	(7,746)
Prepaid expenses	4,875	(2,965)	(3,237)	(4,268)
Other current assets	373	(2,068)	1,009	(3,567)
Accounts payable	1,445	6,749	1,341	(10,476)
Accrued liabilities	(7,876)	18,894	13,461	10,880
Federal and foreign income taxes	14,878	(21,027)	(11,175)	(12,821)
Other liabilities	(3,639)	7,964	(13,852)	8,994
Other, net	(1,326)	(5,750)	(2,112)	(5,770)
	167,158	193,666	216,364	144,295

Cash Flows Provided (Used) by Investing Activities
Purchase of capital assets	(68,472)	(55,407)	(45,678)	(49,341)
Escrow deposit	(1,125)	-	-	-
Proceeds from sale of discontinued operations	3,654	30,156	-	30,156
Proceeds from sale of capital assets	-	1,592	572	1,592
Acquisition of business, net of cash acquired	-	(155,975)	(44,745)	(155,975)
	(65,943)	(179,634)	(89,851)	(173,568)

Consolidated Statement of Cash Flows (continued)

In Thousands

				Eleven
				Months
	Twelve Months Ended			Ended
	2016	2015	2014	2015
		(Unaudited) (Recast)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	6,139	16,573	31,215	14,063
Excess tax benefits from stock option exercises	567	2,613	7,090	1,973
Shares repurchased	(18,734)	(269,257)	(30,262)	(259,518)
Repayment of long-term credit facilities	(50,000)	(415,000)	(55,000)	(405,000)
Repayment of long-term debt	(12,360)	(418,999)	(35,810)	(416,827)
Proceeds from long-term credit facilities	45,000	465,000	25,000	465,000
Proceeds from issuance of long-term debt	-	606,532	-	606,532
Proceeds from government assistance	-	3,083	3,337	3,007
Dividends paid to noncontrolling interests	-	-	(778)	-
Debt and other issuance costs	-	(8,263)	-	(8,263)
	(29,388)	(17,718)	(55,208)	967

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(4,662)	(18,210)	(12,339)	(18,483)
Net Increase (Decrease) in Cash and Cash Equivalents	67,165	(21,896)	58,966	(46,789)

Cash and Cash Equivalents - Beginning of Year	191,355	213,251	179,178	238,144
Cash and Cash Equivalents - End of Year	$258,520	$191,355	$238,144	$191,355

Supplemental Cash Flow Information:
Cash paid for interest	$27,679	$28,075	$28,593	$26,638
Cash paid for taxes	24,803	43,543	65,147	34,550

Supplemental Non-cash Investing and Financing Activities:
Capital asset and lease obligation additions	$11,260	$-	$2,753	$-

See Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders’ Equity,

Noncontrolling Interests and Comprehensive Income (Loss)

In Thousands, Except Per Share Amounts

	Twelve	Eleven	Twelve
	Months	Months	Months
	Ended	Ended	Ended
	2016	2015	2014

Common Stock, Par Value $.20 Per Share
Beginning of year	$6,476	$6,425	$6,288
Shares issued under employee stock plans	37	51	137
End of year	6,513	6,476	6,425

Additional Paid-in Capital
Beginning of year	682,479	655,723	604,511
Shares issued under employee stock plans	6,669	15,985	38,168
Share-based compensation expense	13,462	10,771	13,044
End of year	702,610	682,479	655,723

Treasury Stock
Beginning of year	(289,780)	(30,262)	-
Shares repurchased	(18,734)	(259,518)	(30,262)
End of year	(308,514)	(289,780)	(30,262)

Retained Earnings
Beginning of year	1,447,120	1,387,508	1,285,090
Net earnings	101,685	59,612	102,418
End of year	1,548,805	1,447,120	1,387,508

Accumulated Other Comprehensive Income (Loss)
Beginning of year	(308,828)	(131,577)	(22,284)
Change in fair value of derivative financial instruments, net of tax (expense) benefit of $(4,959), $2,147 and $3,534	13,435	(6,616)	(8,793)
Change in pension and post-retirement obligations, net of tax benefit of $6,029, $3,703 and $2,041	(10,593)	(5,796)	(3,968)
Foreign currency translation adjustment	(42,871)	(164,839)	(96,532)
End of year	(348,857)	(308,828)	(131,577)

Noncontrolling Interests
Beginning of year	10,324	10,183	11,147
Net changes in equity attributable to noncontrolling interest	250	141	(964)
End of year	10,574	10,324	10,183
Total Shareholders' Equity	$1,611,131	$1,547,791	$1,898,000

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

On June 5, 2014, the Company’s board of directors authorized a change in the Company’s fiscal year end to the last Friday of September from the last Friday in October effective beginning with the year-ended on September 30, 2016.  The Company reported our financial results for the 11-month transition period of November 1, 2014, through October 2, 2015, on the Transition Report on Form 10-K, and thereafter the Company will file an annual report for the twelve-month period ending the last Friday of September of each year, beginning with the twelve-month period ending September 30, 2016.  Prior year results have been recast on a calendar quarter basis.  Refer to the Transition Report on Form 10-K for the eleven months ended October 2, 2015, for additional information regarding our fiscal year change.

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

Concentration of Risks

The Company’s products are principally focused on the aerospace and defense industry, which includes military and commercial aircraft original equipment manufacturers and their suppliers, commercial airlines, and the United States and foreign governments.  Sales directly to the U.S. government or indirectly through subcontractors to the U.S. government account for approximately 18% and 19% of sales in fiscal 2016 and 2015, respectively.  Accordingly, the Company’s current and future financial performance is dependent on the economic condition of the aerospace and defense industry.  The commercial aerospace and defense markets have historically been subject to cyclical downturns during periods of weak economic conditions or material changes arising from domestic or international events.  Management believes that the Company’s sales are balanced across its customer base, which includes not only aerospace and defense customers but also medical and industrial commercial customers.

Revenue Recognition

The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an agreement, delivery has occurred or services have been rendered, the price is determinable, and the collectability is reasonably assured.  The Company recognizes product revenues at the point of shipment or delivery in accordance with the terms of sale.  Sales are net of returns and allowances.  Returns and allowances are generally not significant because products are manufactured to customer specification and are covered by the terms of the product warranty.

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

Financial Instruments

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, foreign currency forward contracts, and from time to time interest rate swap agreements.  The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments.  The fair market value of the Company’s long-term debt and short-term borrowings was estimated at $870.5 million and $859.0 million at the end of fiscal 2016 and 2015, respectively.  These estimates were derived using discounted cash flows with interest rates and quoted market prices currently available to the Company for issuance of debt with similar terms and remaining maturities.

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

The Company’s policy is to hedge a portion of its forecasted transactions and a portion of its net monetary assets including the embedded derivatives in its backlog using forward exchange contracts in general, with maturities up to 24 months.  These forward contracts have been designated as cash flow hedges.  The portion of the net gain or loss on a derivative instrument that is effective as a hedge is reported as a component of other comprehensive income in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings.  The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately.  If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings.  The amount of hedge ineffectiveness has not been material in any of the three fiscal periods ended September 30, 2016.  At September 30, 2016, and October 2, 2015, the notional value of foreign currency forward contracts accounted for as a cash flow hedge was $308.2 million and $306.4 million, respectively.  The notional value of the Companies foreign currency forward contracts include $70 million related to the hedge of a portion of its net monetary assets including the embedded derivatives in our backlog.  The fair value of these contracts was a liability of $4.9 million and $23.3 million at September 30, 2016, and October 2, 2015, respectively.  The Company does not enter into any forward contracts for trading purposes.

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

Foreign Currency Translation

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on year-end exchange rates.  Revenue and expense accounts are translated at average exchange rates.  Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in shareholders’ equity as a component of comprehensive income.  Accumulated loss on foreign currency translation adjustment was $268.8 million, $226.0 million, and $61.1 million as of the fiscal period ended September 30, 2016, October 2, 2015, and October 31, 2014, respectively.

Foreign Currency Transaction Gains and Losses

Foreign currency transaction gains and losses are included in results of operations and are primarily the result of revaluing assets and liabilities denominated in a currency other than the functional currency, the impact of changes in exchange rates, gains and losses on forward exchange contracts, and the change in value of foreign currency embedded derivatives in backlog.  These foreign currency transactions resulted in a $19.8 million loss in fiscal 2016, a $1.3 million gain in fiscal 2015, and a $0.9 million gain in fiscal 2014.

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

Property, Plant and Equipment, and Depreciation

Property, plant and equipment is carried at cost and includes expenditures for major improvements.  Depreciation is generally provided on the straight-line method based upon estimated useful lives ranging from 15 to 30 years for buildings and 3 to 10 years for machinery and equipment.  Depreciation expense was $49.5 million, $50.7 million, and $56.2 million for fiscal 2016, 2015, and 2014, respectively.  Depreciation expense included in discontinued operations was $0.7 million and $5.0 million in fiscal 2015 and 2014, respectively.  Assets under capital leases were $48.2 million, $40.7 million, and $43.1 million for fiscal 2016, 2015, and 2014, respectively.  Amortization expense of assets accounted for as capital leases is included with depreciation expense.  The fair value of liabilities related to the retirement of property is recorded when there is a legal or contractual obligation to incur asset retirement costs and the costs can be estimated.  The Company records the asset retirement cost by increasing the carrying cost of the underlying property by the amount of the asset retirement obligation.  The asset retirement cost is depreciated over the estimated useful life of the underlying property.

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

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year.  Diluted earnings per share also includes the dilutive effect of stock options and restricted stock units.  Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 602,900, 409,050, and 136,200 for fiscal 2016, 2015, and 2014, respectively.  The weighted average number of shares outstanding used to compute basic earnings per share was 29,490,000, 30,729,000, and 31,840,000 for fiscal years 2016, 2015, and 2014, respectively.  The weighted average number of shares outstanding used to compute diluted earnings per share was 29,764,000, 31,215,000, and 32,448,000 for fiscal years 2016, 2015, and 2014, respectively.

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (FASB), issued new guidance regarding income taxes.  The new guidance will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current Generally Accepted Accounting Principles (GAAP) in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.   The guidance will be effective for the company in fiscal year 2019, with early adoption permitted.

In August 2016, the FASB issued new guidance addressing how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.  The guidance will be effective for the Company in fiscal year 2019, with early adoption permitted.

In June 2016, the FASB issued a new standard on the measurement of credit losses, which will impact the Company's measurement of trade receivables. The new standard replaces the current incurred loss model with a forward-looking expected loss model that is likely to result in earlier recognition of losses.  The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.  The new standard is effective for the Company in 2021, with early adoption permitted, but not earlier than 2020.

In March 2016, the FASB issued new guidance simplifying certain aspects of accounting for share-based payments.  The key provision of the new standard requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than in equity.  The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.  The new guidance is effective for the Company in fiscal year 2018, with early adoption permitted.

In February 2016, the FASB issued a new lease accounting standard, which provides revised guidance on accounting for lease arrangements by both lessors and lessees.  The central requirement of the new standard is that lessees must recognize lease-related assets and liabilities for all leases with a term longer than 12 months.  The Company is evaluating the effect the standard will have on the Company’s consolidated financial statements and related disclosures.  The new standard is effective for the Company in fiscal year 2020, with early adoption permitted.

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

In May 2014, the FASB amended requirements for an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, and permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.   The updated standard becomes effective for the Company in the first fiscal quarter of 2019, with early adoption is permitted.

NOTE 2:  Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the best estimate of probable losses inherent in the accounts receivable balance and is based on known troubled accounts, historical experience and other currently available evidence.  Activity in the allowance for doubtful accounts was as follows:

In Thousands	2016	2015	2014

Beginning balance	$10,050	$10,023	$9,215
Charged to expense	9,690	1,502	860
Other [1]	-	378	349
Write-offs	(2,712)	(1,853)	(401)
	$17,028	$10,050	$10,023

1 Other includes balances acquired and balances reclassified to assets held for sale.

NOTE 3:  Inventories

Inventories at the end of fiscal 2016 and 2015 consisted of the following:

In Thousands	2016	2015

Raw materials and purchased parts	$177,069	$169,153
Work in progress	158,671	162,434
Inventory costs under long-term contracts	12,844	18,753
Finished goods	101,622	96,428
	$450,206	$446,768

NOTE 4:  Goodwill

The following table summarizes the changes in goodwill by segment for fiscal 2016 and 2015:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Balance, October 31, 2014	$440,015	$425,353	$206,418	$1,071,786
Goodwill from acquisitions	48,537	-	-	48,537
Goodwill adjustments	(841)	(3,295)	-	(4,136)
Goodwill write off on assets held for sale	(2,043)	-	-	(2,043)
Foreign currency translation adjustment	(35,069)	(34,351)	(2,733)	(72,153)
Balance, October 2, 2015	450,599	387,707	203,685	1,041,991

Goodwill adjustments	(1,732)	-	-	(1,732)
Foreign currency translation adjustment	(6,073)	(2,140)	(7,379)	(15,592)
Balance, September 30, 2016	$442,794	$385,567	$196,306	$1,024,667

On September 3, 2014, the Board of Directors approved a plan to sell certain non-core business units.  These business units are reported as discontinued operations.  In fiscal 2015, based upon the estimated fair values, the Company recorded and estimated after-tax loss of $31.2 million on the assets held for sale in discontinued operations, of which $2.0 million was recorded against goodwill.

NOTE 5:  Intangible Assets

Intangible assets at the end of fiscal 2016 and 2015 were as follows:

In Thousands		2016		2015
	Weighted	Gross		Gross
	Average Years	Carrying	Accum.	Carrying	Accum.
	Useful Life	Amount	Amort.	Amount	Amort.
Amortized Intangible Assets:
Programs	16	$607,276	$293,223	$635,761	$270,830
Core technology	12	15,926	11,778	15,926	10,273
Patents and other	12	86,286	51,250	87,506	45,402
Total		$709,488	$356,251	$739,193	$326,505

Indefinite-lived Intangible Assets:
Trademark		$39,798		$39,352

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

Amortization of intangible assets from continuing operations was $49.4 million, $44.0 million, and $49.4 million in fiscal years 2016, 2015, and 2014, respectively. Amortization of intangible assets related to discontinued operations was $1.2 million and $9.1 million in fiscal years 2015 and 2014, respectively.

Estimated amortization expense related to intangible assets for each of the next five fiscal years is as follows:

In Thousands

Fiscal Year

2017	$46,049
2018	45,121
2019	43,783
2020	41,580
2021	40,137

NOTE 6:  Accrued Liabilities

Accrued liabilities at the end of fiscal 2016 and 2015 consisted of the following:

In Thousands	2016	2015

Payroll and other compensation	$107,132	$107,912
Commissions	5,901	5,373
Casualty and medical	14,933	14,881
Interest	6,397	6,999
Warranties	13,365	14,658
State and other tax accruals	4,737	3,986
Customer deposits	22,302	32,566
Deferred revenue	26,618	19,647
Contract reserves	8,822	13,008
Forward foreign exchange contracts	12,036	20,932
Litigation reserves	4,006	6,657
Environmental reserves	646	646
Rent and future lease obligations	1,925	1,958
Other	9,343	10,511
	$238,163	$259,734

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

In Thousands	2016	2015

Balance, beginning of year	$14,658	$16,243
Warranty costs incurred	(2,423)	(1,917)
Reclassification to liabilities held for sale	-	(108)
Product warranty accrual	6,850	7,762
Release of reserves	(5,700)	(6,702)
Acquisitions	-	1,024
Foreign currency translation adjustment	(20)	(1,644)
Balance, end of year	$13,365	$14,658

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

The accumulated benefit obligation and projected benefit obligation for the Esterline plans are $307.0 million and $318.7 million, respectively, with plan assets of $270.9 million as of September 30, 2016.  The underfunded status for the Esterline plans is $47.8 million at September 30, 2016.  Contributions to the Esterline plans totaled $1.4 million and $1.2 million in fiscal years 2016 and 2015, respectively.  There is no funding requirement for fiscal 2017 for the U.S. pension plans maintained by Esterline.

The accumulated benefit obligation and projected benefit obligation for the CMC plans are $137.6 million and $138.3 million, respectively, with plan assets of $133.7 million as of September 30, 2016.  The underfunded status for these CMC plans is $4.6 million at September 30, 2016.  Contributions to the CMC plans totaled $5.6 million and $6.3 million in fiscal 2016 and 2015, respectively.  The expected funding requirement for fiscal 2017 for the CMC plans is $3.7 million.

The accumulated benefit obligation and projected benefit obligation for the other non-U.S. plans are $37.5 million and $48.4 million, respectively, with plan assets of $21.2 million as of September 30, 2016.  The underfunded status for these other non-U.S. plans is $27.1 million at September 30, 2016.  Contributions to the other non-U.S. plans totaled $5.0 million and $1.7 million in fiscal 2016 and 2015, respectively.  The expected funding requirement for fiscal 2017 for the other non-U.S. plans is $0.7 million.

Principal assumptions of the Esterline, CMC and Other Non-U.S. plans are as follows:

	Esterline		CMC		Other Non-U.S.
	Defined Benefit		Defined Benefit		Defined Benefit
	Pension Plans		Pension Plans		Pension Plans
	2016	2015	2016	2015	2016	2015
Principal assumptions as of year end:
Discount rate	3.60%	4.40%	3.22%	4.00%	0.90 - 7.75%	1.80 - 8.25%
Rate of increase in future compensation levels	4.28%	4.22%	2.75%	3.00%	2.96 - 10.13%	4.50 - 8.90%
Assumed long-term rate of return on plan assets	7.00%	7.00%	5.66%	5.70%	3.25 - 8.00%	3.25 - 8.00%

	Esterline		CMC
	Post-Retirement		Post-Retirement
	Pension Plans		Pension Plans
	2016	2015	2016	2015
Principal assumptions as of year end:
Discount rate	3.60%	4.40%	3.16%	4.00%
Initial weighted average health care trend rate	6.00%	6.00%	6.00%	3.70%
Ultimate weighted average health care trend rate	6.00%	6.00%	4.20%	3.10%

The Company uses a discount rate for expected returns that is a spot rate developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments.  Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points, pension liabilities in total would have decreased $14.5 million or increased $15.2 million, respectively.  If all other assumptions are held constant, the estimated effect on fiscal 2016 pension expense from a hypothetical 25 basis points increase or decrease in both the discount rate and expected long-term rate of return on plan assets would not have a material effect on our pension expense.  Management is not aware of any legislative or other initiatives or circumstances that will significantly impact the Company’s pension obligations in fiscal 2017.

The assumed health care trend rate can have a significant impact on the Company’s post-retirement benefit obligations.  The Company’s health care trend rate was based on the experience of its plan and expectations for the future.  A 100 basis points increase in the health care trend rate would increase the post-retirement benefit obligation by $1.1 million.  A 100 basis points decrease in the health care trend rate would decrease the post-retirement benefit obligation by $0.9 million.  Assuming all other assumptions are held constant, the estimated effect on fiscal 2016 post-retirement benefit expense from a hypothetical 100 basis points increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

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

		Actual
	Target	2016	2015
Plan assets allocation as of fiscal year end:
Equity securities	35 - 70%	56.4%	56.8%
Debt securities	30 - 65%	37.1%	38.2%
Cash	0%	6.5%	5.0%
Total		100.0%	100.0%

The following table presents the fair value of the Company’s Pension Plan assets as of September 30, 2016, by asset category segregated by level within the fair value hierarchy, as described in Note 8.

In Thousands	Fair Value Hierarchy
	Level 1	Level 2	Total
Asset category:
Equity Funds:
Registered Investment Company Funds - U.S. Equity	$104,075	$-	$104,075
Commingled Trust Funds - U.S. Equity	-	-	-
U.S. Equity Securities	55,196	-	55,196
Non-U.S. Equity Securities	28,031	-	28,031
Commingled Trust Funds - Non-U.S. Securities	-	52,973	52,973
Fixed Income Securities:
Commingled Trust Funds - Fixed Income	-	82,627	82,627
Non-U.S. Foreign Commercial and Government Bonds	-	75,414	75,414
Cash and Cash Equivalents	27,465	-	27,465
Total	$214,767	$211,014	$425,781

The following table presents the fair value of the Company’s Pension Plan assets as of October 2, 2015, by asset category segregated by level within the fair value hierarchy, as described in Note 8.

In Thousands	Fair Value Hierarchy
	Level 1	Level 2	Total
Asset category:
Equity Funds:
Registered Investment Company Funds - U.S. Equity	$95,481	$-	$95,481
Commingled Trust Funds - U.S. Equity	-	25,307	25,307
U.S. Equity Securities	30,868	-	30,868
Non-U.S. Equity Securities	20,898	-	20,898
Commingled Trust Funds - Non-U.S. Securities	-	48,592	48,592
Fixed Income Securities:
Commingled Trust Funds - Fixed Income	-	80,424	80,424
Non-U.S. Foreign Commercial and Government Bonds	-	68,390	68,390
Cash and Cash Equivalents	19,501	-	19,501
Total	$166,748	$222,713	$389,461

Valuation Techniques

Level 1 Equity Securities are actively traded on U.S. and non-U.S. exchanges and are either valued using the market approach at quoted market prices on the measurement date or at the net asset value of the shares held by the plan on the measurement date based on quoted market prices.

Level 2 fixed income securities are primarily valued using the market approach at either quoted market prices, pricing models that use observable market data, or bids provided by independent investment brokerage firms.

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

Net periodic pension cost for the Company’s defined benefit plans at the end of each fiscal year consisted of the following:

In Thousands	Defined Benefit			Post-Retirement
	Pension Plans			Benefit Plans
	2016	2015	2014	2016	2015	2014
Components of Net Periodic Cost
Service cost	$12,861	$11,811	$11,367	$342	$359	$489
Interest cost	18,095	16,159	19,387	473	464	685
Expected return on plan assets	(24,491)	(23,872)	(25,999)	-	-	-
Contractual termination	-	-	94	-	-	-
Curtailment	-	-	23	-	-	(1,747)
Settlement	2	3,522	-	-	-	-
Amortization of prior service cost	487	404	107	(17)	(63)	(151)
Amortization of actuarial (gain) loss	6,590	5,165	6,052	-	-	38
Net periodic cost (benefit)	$13,544	$13,189	$11,031	$798	$760	$(686)

The funded status of the defined benefit pension and post-retirement plans at the end of fiscal 2016 and 2015 were as follows:

In Thousands	Defined Benefit		Post-Retirement
	Pension Plans		Benefit Plans
	2016	2015	2016	2015
Benefit Obligations
Beginning balance	$453,283	$473,348	$12,187	$13,797
Currency translation adjustment	268	(23,642)	26	(1,923)
Service cost	12,861	11,811	342	359
Interest cost	18,095	16,159	473	464
Plan participants contributions	376	256	-	-
Amendment	-	3,407	-	-
Acquisitions	-	13,982	-	-
Actuarial (gain) loss	44,136	(2,552)	738	(67)
Other adjustments	(859)	(1,096)	-	-
Benefits paid	(22,862)	(38,390)	(530)	(443)
Ending balance	$505,298	$453,283	$13,236	$12,187

Plan Assets - Fair Value
Beginning balance	$389,461	$427,474	$-	$-
Currency translation adjustment	341	(19,977)	-	-
Realized and unrealized gain (loss) on plan assets	45,817	2,021	-	-
Plan participants contributions	376	256	-	-
Company contribution	12,041	9,185	530	443
Acquisitions	-	9,988	-	-
Other adjustments	1,466	-	-	-
Expenses paid	(859)	(1,096)	-	-
Benefits paid	(22,862)	(38,390)	(530)	(443)
Ending balance	$425,781	$389,461	$-	$-

Funded Status
Fair value of plan assets	$425,781	$389,461	$-	$-
Benefit obligations	(505,298)	(453,283)	(13,236)	(12,187)
Net amount recognized	$(79,517)	$(63,822)	$(13,236)	$(12,187)

Amount Recognized in the Consolidated Balance Sheet
Non-current asset	$2,395	$2,172	$-	$-
Current liability	(1,912)	(2,463)	(716)	(699)
Non-current liability	(80,000)	(63,531)	(12,520)	(11,488)
Net amount recognized	$(79,517)	$(63,822)	$(13,236)	$(12,187)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$112,420	$96,073	$975	$232
Prior service cost	2,951	3,436	-	(17)
Ending balance	$115,371	$99,509	$975	$215

The accumulated benefit obligation for all pension plans was $482.2 million at September 30, 2016, and $433.1 million at October 2, 2015.

Estimated future benefit payments expected to be paid from the plan or from the Company’s assets are as follows:

In Thousands

Fiscal Year

2017	$26,816
2018	27,595
2019	29,247
2020	30,328
2021	32,418
2022 - 2026	170,693

Employees may participate in certain defined contribution plans.  The Company’s contribution expense under these plans totaled $10.7 million, $9.5 million, and $10.3 million in fiscal 2016, 2015, and 2014, respectively.  The Company contributes a matching amount that varies by participating company and employee group based on the first 6% of earnings contributed.  The three formulas used are:  25% of the first 6%; or 50% of the first 6%; or 100% of the first 2% and 50% on the next 4%.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at the end of fiscal 2016 and 2015:

In Thousands	Level 2
	2016	2015
Assets:
Derivative contracts designated as hedging instruments	$2,948	$1,386
Derivative contracts not designated as hedging instruments	143	189
Embedded derivatives	2,485	3,992

Liabilities:
Derivative contracts designated as hedging instruments	$7,828	$24,660
Derivative contracts not designated as hedging instruments	6,720	2,324
Embedded derivatives	985	380

In Thousands	Level 3
	2016	2015
Assets:
Estimated value of assets held for sale	$26,850	$52,768

Liabilities:
Estimated value of liabilities held for sale	$11,133	$19,515
Contingent purchase obligation	-	3,750

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

In the fourth quarter of fiscal 2014, the Company’s board of directors approved the plan to sell certain non-core business units. Based upon the estimated fair values, the Company adjusted the carrying value of the assets and liabilities of the businesses to fair value.  Principle assumptions used in measuring the estimated value of assets and liabilities held for sale included estimated selling price of the discontinued business, discount rates, industry growth rates, and pricing of comparable transactions in the market.

The Company’s contingent purchase obligations consist of additional contingent consideration in connection with the acquisition of Sunbank Family of Companies, LLC (Sunbank) of $3.75 million as of October 2, 2015, which was paid in fiscal 2016, upon achievement of the performance objectives.  The value recorded on the balance sheet at October 2, 2015, was derived from the estimated probability that the performance objectives will be met.  The contingent purchase obligation was categorized as Level 3 in the fair value hierarchy.

NOTE 9:  Derivative Financial Instruments

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements.  The Company does not have any derivative instruments with credit-risk-related contingent features or that required the posting of collateral as of September 30, 2016.  The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates.  These exposures arise primarily from purchases or sales of products and services from third parties.  Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies.  As of September 30, 2016, and October 2, 2015, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $450.9 million and $402.9 million, respectively.  These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at the end of fiscal 2016 and 2015 consisted of:

In Thousands		Fair Value
	Classification	2016	2015
Foreign Currency Forward Exchange Contracts:
	Other current assets	$1,757	$1,527
	Other assets	1,334	48
	Accrued liabilities	11,168	20,688
	Other liabilities	3,380	6,296

Embedded Derivative Instruments:
	Other current assets	$1,864	$2,913
	Other assets	621	1,079
	Accrued liabilities	866	351
	Other liabilities	119	29

The effect of derivative instruments on the Consolidated Statement of Operations for fiscal 2016 and 2015 consisted of:

Fair Value Hedges

The Company recognized the following gains (losses) on contracts designated as fair value hedges:

In Thousands	2016	2015

Embedded derivatives:
Gain (loss) recognized in sales	$(3,552)	$1,433

Cash Flow Hedges

The Company recognized the following gains (losses) on contracts designated as cash flow hedges:

In Thousands	2016	2015

Foreign currency forward exchange contracts:
Gain (loss) recognized in AOCI (effective portion)	$37,969	$15,484
Gain (loss) reclassified from AOCI into sales	(19,575)	(24,246)

Net Investment Hedges

We recognized the following gains (losses) on contracts designated as net investment hedges:

In Thousands	2016	2015

2023 Notes and Accrued Interest:
Gain (loss) recognized in AOCI	$(1,256)	$(13,596)

During fiscal years 2016 and 2015, the Company recorded a loss of $6.1 million and a loss of $0.7 million, respectively, on foreign currency forward exchange contracts that have not been designated as an accounting hedge.  These foreign currency exchange gains (losses) are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during fiscal years 2016 and 2015.  In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during fiscal years 2016 and 2015.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles.  The Company expects to reclassify approximately $5.6 million of net loss into earnings in fiscal year 2017.  The maximum duration of a foreign currency cash flow hedge contract at September 30, 2016, is 24 months.

NOTE 10:  Income Taxes

Income tax expense from continuing operations for each of the fiscal years consisted of:

In Thousands	2016	2015	2014

Current
U.S. Federal	$14,959	$11,045	$27,243
State	(852)	492	1,732
Foreign	30,314	24,131	28,944
	44,421	35,668	57,919

Deferred
U.S. Federal	(6,703)	(7,686)	(1,024)
State	2,060	(195)	(10)
Foreign	(17,243)	(8,831)	(13,169)
	(21,886)	(16,712)	(14,203)
Income tax expense	$22,535	$18,956	$43,716

U.S. and foreign components of earnings from continuing operations before income taxes for each of the fiscal years were:

In Thousands	2016	2015	2014

U.S.	$71,319	$43,592	$101,803
Foreign	69,116	72,430	107,495
Earnings from continuing operations before income taxes	$140,435	$116,022	$209,298

Primary components of the Company’s deferred tax assets (liabilities) at the end of the fiscal years resulted from temporary tax differences associated with the following:

In Thousands	2016	2015

Reserves and liabilities	$53,119	$48,918
Loss carryforwards	51,760	49,667
Tax credit carryforwards	34,836	32,015
Employee benefits	13,853	12,316
Retirement benefits	22,703	17,055
Non-qualified stock options	13,571	11,908
Hedging activities	3,350	6,092
Other	1,003	2,187
Total deferred tax assets	194,195	180,158
Less valuation allowance	(42,976)	(42,694)
Total deferred tax assets, net of valuation allowance	151,219	137,464

Depreciation and amortization	(7,456)	(9,352)
Intangibles and amortization	(116,620)	(124,941)
Deferred costs	(3,907)	(5,779)
Other	(1,625)	(1,180)
Total deferred tax liabilities	(129,608)	(141,252)
Net deferred tax assets (liabilities)	$21,611	$(3,788)

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

The incremental tax benefit received by the Company upon exercise of non-qualified employee stock options was $0.6 million, $2.0 million, and $7.1 million in fiscal years 2016, 2015, and 2014, respectively.

A reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate for each of the fiscal years was as follows:

	2016	2015	2014

U.S. statutory income tax rate	35.0%	35.0%	35.0%
Foreign taxes	-9.8%	-10.7%	-7.6%
Difference in foreign tax rates	-4.3%	-5.2%	-4.4%
Research & development credits	-5.0%	-5.1%	-2.5%
Non-deductible under consent agreement	0.0%	2.2%	0.4%
Domestic manufacturing deduction	-1.1%	-0.7%	-1.3%
Net change in tax reserves	-0.6%	-0.2%	0.1%
State income taxes	0.2%	0.2%	0.5%
Other, net	1.6%	0.8%	0.7%
Effective income tax rate	16.0%	16.3%	20.9%

No provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries, since such earnings are considered indefinitely reinvested.  The amount of undistributed foreign earnings which are considered to be indefinitely reinvested at September 30, 2016, is approximately $533.5 million.  Furthermore, the Company determined it was not practical to estimate the deferred taxes on these earnings.  The amount of deferred income taxes is not practical to compute due to the complexity of the Company’s international holding company structure, layers of regulatory requirements that have to be evaluated to determine the amount of allowable dividends, numerous potential repatriation scenarios that could be created to facilitate the repatriation of earnings to the U.S., and the complexity of computing foreign tax credits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In Thousands

Unrecognized tax benefits as of October 2, 2015	$10,583
Unrecognized gross benefit change:
Gross decrease due to prior period adjustments	(475)
Gross increase due to current period adjustments	1,475
Gross decrease due to settlements with taxing authorities	(2,068)
Gross decrease due to a lapse with taxing authorities	(2,889)
Total change in unrecognized gross benefit	(3,957)
Unrecognized tax benefits as of September 30, 2016	$6,626

Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$6,626

Statement of operations:
Total amount of interest income (expense) included in income tax expense	$(308)

Recognized in the statement of financial position:
Total amount of accrued interest included in income taxes payable	$583

During the next 12 months, it is reasonably possible that approximately $1.4 million of previously unrecognized tax benefits related to operating losses and tax credits could decrease as a result of settlement of examinations and/or the expiration of statutes of limitations.  The Company recognizes interest related to unrecognized tax benefits in income tax expense.

The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Years No Longer
Tax Jurisdiction	Subject to Audit

U.S. Federal	2012 and prior
Canada	2007 and prior
France	2012 and prior
United Kingdom	2013 and prior

NOTE 11:  Debt

Long-term debt at the end of fiscal 2016 and 2015 consisted of the following:

In Thousands	2016	2015

U.S. credit facility	$155,000	$160,000
U.S. Term Loan, due April 2020	237,500	250,000
3.625% Senior Notes, due April 2023	370,920	370,062
Government refundable advances	44,994	43,326
Debt issuance costs	(5,609)	(6,542)
Obligation under capital leases	67,765	57,987
	870,570	874,833
Less current maturities	16,774	13,376
Carrying amount of long-term debt	$853,796	$861,457

U.S. Credit Facility

On April 9, 2015, the Company amended the secured credit facility to extend the expiration to April 9, 2020, increase the revolving credit facility to $500 million, and provide for a delayed-draw term loan facility of $250 million.  The Company recorded $2.3 million in debt issuance costs.  The credit facility is secured by substantially all the Company’s assets, and interest is based on standard inter-bank offering rates.  The interest rate ranges from LIBOR plus 1.25% to LIBOR plus 2.00%, depending on the leverage ratios at the time the funds are drawn.  At September 30, 2016, the Company had $155.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.75%, which ranged from 2.27% to 2.29%.  An additional $27.8 million of unsecured foreign currency credit facilities have been extended by foreign banks for a total of $527.8 million available companywide.  Available credit under the above credit facilities was $353.2 million at fiscal 2016 year end, when reduced by outstanding borrowings of $155.0 million and letters of credit of $19.6 million.

U.S. Term Loan, due April 2020

On August 3, 2015, the Company borrowed $250 million under the delayed-draw term loan provided for under the amended credit facility (U.S. Term Loan, due 2020).  The interest rate on the U.S. Term Loan, due 2020, ranges from LIBOR plus 1.25% to LIBOR plus 2.00%, depending on the leverage ratios at the time the funds are drawn.  At September 20, 2016, the interest rate was LIBOR plus 1.75%, which equaled 2.28%.  The loan amortizes at 1.25% of the original principal balance quarterly through March 2020, with the remaining balance due in April 2020.

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

Based on quoted market prices, the fair value of the Company’s 2023 Notes was $365.3 million and $347.7 million as of September 30, 2016, and October 2, 2015, respectively.  The carrying amounts of the secured credit facility and the U.S. Term Loan, due 2020, approximate fair value.  The estimate of fair value for the 2023 Notes was based on Level 2 inputs as defined in the fair value hierarchy.

In connection with the redemption of debt in fiscal 2015, the Company incurred an $8.75 million redemption premium and wrote off $2.7 million in unamortized debt issuance costs as a loss on extinguishment of debt.

Government Refundable Advances

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation.  The repayment of this advance is based on year-over-year commercial aviation revenue growth at CMC beginning in 2014.  Imputed interest on the advance was 3.4% at September 30, 2016.  The debt recognized was $45.0 million and $43.3 million as of September 30, 2016, and October 2, 2015, respectively.

Obligation Under Capital Lease

The Company leases building and equipment under capital leases.  The present value of the minimum capital lease payments, net of the current portion, totaled $66.2 million as of September 30, 2016.

As of September 30, 2016, aggregate annual maturities of long-term debt and future non-cancelable minimum lease payments under capital lease obligations were as follows:

In Thousands

Fiscal Year
2017	$22,536
2018	19,515
2019	19,625
2020	362,219
2021	7,343
2022 and thereafter	518,987
Total	950,225

Less: debt issuance costs	5,609
amount representing interest on capital leases	74,046
Total long-term debt	$870,570

A number of underlying agreements contain various covenant restrictions which include maintenance of net worth, payment of dividends, interest coverage, and limitations on additional borrowings.  The Company was in compliance with these covenants at September 30, 2016.

NOTE 12:  Commitments and Contingencies

Rental expense for operating leases for engineering, selling, administrative and manufacturing totaled $19.0 million, $18.6 million and $18.1 million in fiscal years 2016, 2015, and 2014, respectively.

At September 30, 2016, the Company’s rental commitments for noncancelable operating leases with a duration in excess of one year were as follows:

In Thousands

Fiscal Year
2017	$13,431
2018	9,679
2019	8,007
2020	5,637
2021	4,348
2022 and thereafter	6,582
Total	$47,684

The Company is subject to purchase obligations for goods and services.  The purchase obligations include amounts under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery.  As of September 30, 2016, the Company’s purchase obligations were as follows:

In Thousands		Less than	1‒3	4‒5	After 5
	Total	1 year	years	years	years

Purchase obligations	$657,396	$621,660	$29,288	$5,313	$1,135

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

At the end of fiscal 2016 and fiscal 2015, the Company had a $0.8 million and $1.6 million liability, respectively, related to environmental remediation at a previously sold business for which the Company provided indemnification.

On March 5, 2014, the Company entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DTCC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations.  The Consent Agreement settled the pending ITAR compliance matter with the DTCC previously reported by the Company that resulted from voluntary reports the Company filed with DTCC that disclosed possible technical and administrative violations of the ITAR.  The Consent Agreement has a three-year term and provides for: (i) a payment of $20 million, $10 million of which is suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures; (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training.  The Company expects to be released from the Consent Agreement in fiscal 2017, depending upon the Company’s satisfactory completion of the remaining requirements under the agreement and the timing of final approval by the DTCC.  The $10 million portion of the settlement that is not subject to suspension will be paid in installments, with $8 million paid over fiscal years 2014, 2015, and 2016 and $2 million is payable in March 2017.  In fiscal 2016, the DTCC approved costs the Company incurred to implement compliance measures to fully offset the $10 million suspended payment.

During fiscal 2015, the Company recognized a $15.7 million gain in other income and a $2.4 million reduction in interest expense upon the lapse of a statutory period related to a liability for a non-income tax position of an acquired company.  In addition, the Company incurred a $2.9 million loss in other income on foreign currency exchange resulting from the funding of the acquisition of DAT.

During the fourth quarter of fiscal 2016, the Company received a $5 million insurance recovery due to an energetic incident at one of our countermeasure operations, which occurred in the third quarter of fiscal 2016.

Approximately 554 U.S.-based employees or 12% of total U.S.-based employees were represented by various labor unions.  The Company’s non-U.S. operations are subject to union and national trade union agreements and to local regulations governing employment.

NOTE 13:  Employee Stock Plans

The Company has three share-based compensation plans, which are described below.  The compensation cost that has been charged against income for those plans for fiscal 2016, 2015, and 2014 was $13.5 million, $10.8 million, and $13.0 million, respectively.  The total income tax benefit recognized in the income statement for the share-based compensation arrangement for fiscal 2016, 2015, and 2014 was $3.6 million, $2.7 million, and $3.0 million, respectively.

Employee Stock Purchase Plan

The Company offers an employee stock purchase plan to its employees.  The plan qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code.  Employees are eligible to participate through payroll deductions subject to certain limitations.

The plan has a safe harbor design where shares are purchased by participants at 95% of the fair market value on the purchase date and, therefore, compensation cost is not recorded.  During fiscal 2016, employees purchased 24,441 shares at a fair market value price of $71.44 per share.  As of September 30, 2016, deductions aggregating $0.5 million were accrued for the purchase of shares on December 15, 2016.

Employee Share-Save Scheme

The Company offers shares under its employee share-save scheme for U.K. employees.  This plan allows participants the option to purchase shares at 95% of the market price of the stock as of the beginning of the offering period.  The term of these options is three years.  At the end of fiscal 2016, the Company had reserved 142,030 shares for issuance under its employee share-save scheme for U.K. employees, leaving a balance of 465,087 shares available for issuance in the future.  The share-save scheme is not a “safe-harbor” design, and, therefore, compensation cost is recognized on this plan.

Under the employee share-save scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 70,673, 25,984 and 29,242 options in fiscal 2016, 2015, and 2014, respectively.  The weighted-average grant date fair value of options granted in fiscal 2016 was $16.65 per share.  During fiscal 2016, 1,813 options were exercised at a weighted average exercise price of $65.84.

The fair value of the awards under the employee share-save scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table.  The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect the time of grant.

	2016	2015	2014

Volatility	33.21%	25.80%	33.69%
Risk-free interest rate	1.19%	0.93%	0.73%
Expected life (years)	3	3	3
Dividends	0	0	0

Equity Incentive Plan

The Company also provides an equity incentive plan for officers and key employees.  At the end of fiscal 2016, the Company had 1,693,557 shares reserved for issuance to officers and key employees, of which 866,158 shares were available to be granted in the future.

Stock Options

The Board of Directors authorized the Compensation Committee to administer awards granted under the equity incentive plan and to establish the terms of such awards.  Awards under the equity incentive plan may be granted to eligible employees of the Company over the 10-year period ending March 5, 2023.  Options granted generally become exercisable ratably over a period of four years following the date of grant and expire on the tenth anniversary of the grant.  Option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The weighted-average grant date fair value of the options granted in fiscal 2016 and 2015 was $35.69 per share and $47.85 per share, respectively.

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

	2016	2015	2014

Volatility	33.06 - 40.52%	40.73 - 41.89%	41.87 - 43.17%
Risk-free interest rate	1.61 - 2.24%	1.43 - 2.00%	1.73 - 2.99%
Expected life (years)	5 - 9	5 - 9	5 - 9
Dividends	0	0	0

The following table summarizes the changes in outstanding options granted under the Company’s equity incentive plan:

	2016		2015		2014
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Subject to	Exercise	Subject to	Exercise	Subject to	Exercise
	Option	Price	Option	Price	Option	Price
Outstanding, beginning of year	1,363,921	$68.23	1,367,793	$60.23	1,829,488	$51.08
Granted	221,200	90.16	203,200	107.34	207,200	97.61
Exercised	(112,790)	48.61	(182,322)	50.94	(618,645)	45.16
Forfeited/cancelled	(73,375)	89.91	(24,750)	74.73	(50,250)	66.65
Outstanding, end of year	1,398,956	$72.14	1,363,921	$68.23	1,367,793	$60.23
Exercisable, end of year	922,706	$61.09	826,496	$55.63	752,943	$50.36

The aggregate intrinsic value of the option shares outstanding and exercisable at September 30, 2016, was $17.8 million and $17.2 million, respectively.

The number of option shares vested or that were expected to vest at September 30, 2016, was 1.3 million and the aggregate intrinsic value was $17.7 million.  The weighted average exercise price and weighted average remaining contractual term of option shares vested or that were expected to vest at September 30, 2016, was $71.12 and 5.5 years, respectively.  The weighted-average remaining contractual term of option shares currently exercisable is 4.4 years as of September 30, 2016.

The table below presents stock activity related to stock options exercised in fiscal 2016 and 2015:

In Thousands	2016	2015

Proceeds from stock options exercised	$8,175	$11,420
Tax benefits related to stock options exercised	406	1,869
Intrinsic value of stock options exercised	3,195	10,861

Total unrecognized compensation expense for stock options that have not vested as of September 30, 2016, is $7.4 million, which will be recognized over a weighted average period of 1.8 years.  The total fair value of option shares vested during the year ended September 30, 2016, was $2.4 million.

The following table summarizes information for stock options outstanding at September 30, 2016:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Shares	Life (years)	Price	Shares	Price

$ 23.66 - 50.00	200,771	2.8	$39.95	200,771	$39.95
50.01 - 52.00	189,575	4.4	51.06	189,575	51.06
52.01 - 65.00	321,660	3.7	60.63	300,310	60.63
65.01 - 80.00	190,350	7.1	73.16	93,100	70.37
80.01 - 100.00	313,550	8.0	94.83	87,225	94.37
100.01 - 118.32	183,050	8.0	109.57	51,725	109.72

Restricted Stock Units

The Company granted 37,000 and 28,150 restricted stock units (RSUs) during fiscal 2016 and 2015, respectively.  The fair value of each RSU granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.  RSUs granted generally have a three-year cliff vesting schedule.

The following table summarizes the changes in RSUs granted under the Company’s equity incentive plan:

	2016		2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Non-vested, beginning of year	117,281	$85.95	103,971	$80.01
Granted	37,000	84.70	28,150	105.34
Vested	(48,053)	75.35	(12,740)	79.84
Forfeited/cancelled	(6,450)	94.58	(2,100)	88.99
Non-vested, end of year	99,778	$90.04	117,281	$85.95

Total unrecognized compensation expense for RSUs that have not vested as of September 30, 2016, is $3.4 million, which will be recognized over a weighted average period of 1.7 years.

The table below presents stock activity related to restricted stock units vested in fiscal 2016 and 2015:

In Thousands	2016	2015

Tax benefits related to restricted stock units vested	$162	$104
Intrinsic value of restricted stock units vested	3,847	912

Performance Shares

The Company granted 56,275 and 36,800 performance share plan (PSP) shares during fiscal 2016 and 2015, respectively.  PSP shares will be paid out in shares of Esterline common stock at the end of the three year performance period.  The actual number of shares that will be paid out upon completion of the performance period is based on actual performance and may range from 0% to 300% of the target number of shares.

The following table summarizes the activity in the target PSP shares granted under the Company’s equity incentive plan:

	2016	2015

Non-vested, beginning of year	34,700	-
Granted	56,275	36,800
Vested	-	-
Forfeited/cancelled	(1,700)	(2,100)
Non-vested, end of year	89,275	34,700

NOTE 14:  Shareholder’s Equity

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value).  At the end of fiscal 2016, there were no shares of preferred stock or serial preferred stock outstanding.

Changes in outstanding common shares are summarized as follows:

	2016	2015

Shares Outstanding
Shares issued, beginning of year	32,378,185	32,123,717
Shares issued under share-based compensation plans	186,067	254,468
Shares issued, end of year	32,564,252	32,378,185

Treasury stock purchased, beginning of year	(2,831,350)	(269,228)
Treasury stock purchased	(304,577)	(2,562,122)
Treasury stock purchased, end of year	(3,135,927)	(2,831,350)
Shares outstanding, end of year	29,428,325	29,546,835

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

The Company purchased the following shares of common stock in fiscal 2016 under the above described repurchase plan:

In Thousands, Except Shares Amounts	Shares	Amount

First quarter	-	$-
Second quarter	202,310	12,077
Third quarter	102,267	6,657
Fourth quarter	-	-
Total	304,577	$18,734

The components of Accumulated Other Comprehensive Loss:

In Thousands	2016	2015

Unrealized gain (loss) on derivative contracts	$(4,547)	$(22,941)
Tax effect	1,077	6,036
	(3,470)	(16,905)

Pension and post-retirement obligations	(116,346)	(99,724)
Tax effect	39,804	33,775
	(76,542)	(65,949)

Currency translation adjustment	(268,845)	(225,974)
Accumulated other comprehensive loss	$(348,857)	$(308,828)

NOTE 15:  Acquisitions

On January 31, 2015, the Company acquired the defense, aerospace and training display (DAT) business of Belgium-based Barco N.V. (Barco) for €150 million, or approximately $171 million, in cash before a working capital adjustment of approximately $15 million.  The Company incurred a $2.9 million foreign currency exchange loss in the funding of the acquisition in fiscal 2015.  Acquisition related costs of $3.4 million were recognized as selling, general and administrative expense in fiscal 2015.  The DAT acquisition contributed $155.7 million and $82.5 million in sales and $2.6 million in operating earnings and $16.0 million in operating losses in fiscal 2016 and 2015, respectively.  The Company financed the acquisition primarily using international cash reserves, with the balance funded by borrowings under its existing credit facility.  The DAT business develops and manufactures visualization solutions for a variety of demanding defense and commercial aerospace applications and is included in our Avionics & Controls segment.

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

In fiscal 2016, restructuring expense totaled $8.7 million, as more fully described in the following table:

In Thousands		Write Off of
	Exit &	Property,
	Relocation	Plant &
	of Facilities	Equipment	Severance	Total

Cost of sales	$3,364	$336	$150	$3,850
Restructuring charges	4,369	-	504	4,873
Total	$7,733	$336	$654	$8,723

In fiscal 2015, restructuring expense totaled $11.7 million, as more fully described in the following table:

In Thousands		Write Off of
	Exit &	Property,
	Relocation	Plant &
	of Facilities	Equipment	Severance	Total

Cost of sales	$4,274	$115	$694	$5,083
Restructuring charges	4,524	542	1,573	6,639
Total	$8,798	$657	$2,267	$11,722

For fiscal 2015, unaudited and recast restructuring expense totaled $14.6 million, as more fully described in the following table:

In Thousands		Write Off of
	Exit &	Property,
	Relocation	Plant &
	of Facilities	Equipment	Severance	Total

Cost of sales	$5,486	$265	$687	$6,438
Restructuring charges	5,496	595	2,052	8,143
Total	$10,982	$860	$2,739	$14,581

The Company has recorded an accrued liability of $1.9 million and $2.8 million for these activities as of September 30, 2016, and October 2, 2015, respectively.

NOTE 17:  Discontinued Operations

In the fourth quarter of fiscal 2014, the Company’s board of directors approved the plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; a small distribution business; and a small manufacturing business. These businesses were not separate reporting units as defined under U.S. GAAP, and there was no indicator of impairment requiring an impairment test of their corresponding reporting units’ goodwill or these businesses’ long-lived assets.  Based upon the estimated fair values, the Company incurred an estimated after-tax loss of $8.4 million, $30.8 million and $49.5 million in fiscal 2016, 2015 and 2014, respectively, on the assets held for sale in discontinued operations.  Principle assumptions used in measuring the estimated after-tax loss included estimated selling price of the discontinued business, discount rates, industry growth rates, and pricing of comparable transactions in the market.  The additional losses on the assets were due to either the finalization of the selling prices of the assets disposed or to update the estimated fair values of the assets which continued to be held for sale.  The estimated fair values were impacted by current market conditions for the sale transactions based mainly upon the status of negotiations with the potential buyers.

On June 5, 2015, the Company sold Eclipse for $7.9 million and retained ownership of the land, building and building improvements, which are held for sale.  In addition, on July 20, 2015, the Company sold PA&E for $22.3 million.

On May 4, 2016, the Company sold certain assets of Wallop for 2.5 million British pounds and deferred compensation up to a maximum payment of 9 million British pounds.  The deferred compensation is payable based upon receipt of acceptable orders during a three-year period ending May 3, 2019, and is equal to the amount of the acceptable order times a specified percentage ranging from 26.5% to 31%.  The earn-out payment is estimated to be 5.8 million British pounds at September 30, 2016.

On June 6, 2016, the Company entered into an agreement to sell Wallop’s naval business for 1.25 million euros, a contingent payment for 1.25 million euros and deferred compensation.  Deferred compensation is based upon the receipt of certain acceptable orders by October 31, 2019, and is equal to the amount of the order times 10%.  Closing is contingent upon actions by third parties, including agreements to novate and enter into new supply contracts with, the buyer and customer validation of a specific raw material essential for the end products delivered to the customer.

The Company recorded an expense related to environmental remediation at a previously sold business for which the Company provided indemnification of $0.8 million in fiscal 2016, $2.1 million in fiscal 2015, and $0.8 million in fiscal 2014.  The liability for this environmental obligation was $0.8 million and $1.6 million at September 30, 2016, and October 2, 2015, respectively.  Remediation costs paid in fiscal 2016, 2015 and 2014 were $1.5 million, $2.0 million and $0.7 million, respectively.

The results of discontinued operations for the last three fiscal years were as follows:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

2016
Net Sales	$17,572	$-	$5,222	$-	$22,794

Operating earnings (loss)	1,350	(379)	(15,761)	(788)	(15,578)
Tax expense (benefit)	1,487	(83)	(1,448)	(268)	(312)
Income (loss) from discontinued operations	$(137)	$(296)	$(14,313)	$(520)	$(15,266)

Included in Operating Earnings (Loss):
Loss on net assets held for sale	$(2,457)	$-	$(5,991)	$-	$(8,448)

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

2015 (Unaudited, Recast)
Net Sales	$47,603	$21,221	$14,407	$-	$83,231

Operating earnings (loss)	(24,004)	3,458	(22,424)	(2,261)	(45,231)
Tax expense (benefit)	(2,948)	814	(2,456)	(322)	(4,912)
Income (loss) from discontinued operations	$(21,056)	$2,644	$(19,968)	$(1,939)	$(40,319)

Included in Operating Earnings (Loss):
Loss on net assets held for sale	$(16,763)	$(622)	$(13,407)	$-	$(30,792)

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

2015
Net Sales	$40,835	$18,684	$12,883	$-	$72,402

Operating earnings (loss)	(24,591)	3,041	(17,588)	(2,120)	(41,258)
Tax expense (benefit)	(3,002)	626	(1,104)	(725)	(4,205)
Income (loss) from discontinued operations	$(21,589)	$2,415	$(16,484)	$(1,395)	$(37,053)

Included in Operating Earnings (Loss):
Loss on net assets held for sale	$(18,864)	$(229)	$(12,061)	$-	$(31,154)

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

2014
Net Sales	$55,447	$22,479	$25,886	$-	$103,812

Operating earnings (loss)	(24,035)	(12,856)	(29,945)	(845)	(67,681)
Tax expense (benefit)	(1,935)	(523)	(2,316)	(296)	(5,070)
Income (loss) from discontinued operations	$(22,100)	$(12,333)	$(27,629)	$(549)	$(62,611)

Included in Operating Earnings (Loss):
Loss on net assets held for sale	$(18,489)	$(12,675)	$(18,308)	$-	$(49,472)

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at September 30, 2016, are comprised of the following:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Total

Accounts receivable, net	$2,588	$-	$4,093	$6,681
Inventories	8,070	-	398	8,468
Prepaid expenses	127	-	103	230
Income tax refundable	-	-	71	71
Current Assets of Businesses Held for Sale	$10,785	$-	$4,665	$15,450

Net Property, plant and equipment	$5,368	$-	$2,869	$8,237
Intangibles, net	-	-	1,856	1,856
Deferred income tax benefits (liabilities)	(392)	-	400	8
Other assets	-	-	1,299	1,299
Non-Current Assets of Businesses Held for Sale	$4,976	$-	$6,424	$11,400

Accounts payable	$441	$-	$1,463	$1,904
Accrued liabilities	7,000	-	1,909	8,909
Current Liabilities of Businesses Held for Sale	$7,441	$-	$3,372	$10,813

Other liabilities	$-	$-	$320	$320
Non-Current Liabilities of Businesses Held for Sale	$-	$-	$320	$320

Net Assets of Businesses Held for Sale	$8,320	$-	$7,397	$15,717

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at October 2, 2015, are comprised of the following:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Total

Accounts receivable, net	$5,360	$-	$1,546	$6,906
Inventories	14,763	-	5,841	20,604
Prepaid expenses	156	-	185	341
Current Assets of Businesses Held for Sale	$20,279	$-	$7,572	$27,851

Net Property, plant and equipment	$5,474	$-	$12,199	$17,673
Intangibles, net	945	-	4,928	5,873
Deferred income tax benefits (liabilities)	(147)	-	-	(147)
Other assets	-	-	1,518	1,518
Non-Current Assets of Businesses Held for Sale	$6,272	$-	$18,645	$24,917

Accounts payable	$1,878	$-	$4,837	$6,715
Accrued liabilities	8,340	-	2,051	10,391
Current Liabilities of Businesses Held for Sale	$10,218	$-	$6,888	$17,106

Deferred income tax liabilities	$-	$-	$194	$194
Other liabilities	2,215	-	-	2,215
Non-Current Liabilities of Businesses Held for Sale	$2,215	$-	$194	$2,409

Net Assets of Businesses Held for Sale	$14,118	$-	$19,135	$33,253

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

Details of the Company’s operations by business segment for the last three fiscal years were as follows:

				Eleven
				Months
	Twelve Months Ended			Ended
In Thousands	2016	2015	2014	2015
		(Unaudited) (Recast)
Sales
Avionics & Controls	$860,494	$826,044	$766,838	$727,801
Sensors & Systems	696,032	714,965	771,369	633,446
Advanced Materials	436,105	461,784	491,264	413,202
	$1,992,631	$2,002,793	$2,029,471	$1,774,449

Earnings from Continuing Operations
Avionics & Controls	$78,356	$93,225	$119,649	$65,910
Sensors & Systems	87,768	84,235	86,101	71,787
Advanced Materials	74,515	91,334	104,833	80,951
Segment Earnings	240,639	268,794	310,583	218,648

Corporate expense	(70,480)	(82,131)	(68,297)	(74,166)
Other income	-	12,503	-	12,503
Interest income	367	632	555	578
Interest expense	(30,091)	(33,114)	(33,010)	(30,090)
Loss on extinguishment of debt	-	(11,451)	(533)	(11,451)
	$140,435	$155,233	$209,298	$116,022

				Eleven
				Months
	Twelve Months Ended			Ended
In Thousands	2016	2015	2014	2015
		(Unaudited) (Recast)
Capital Expenditures
Avionics & Controls [1]	$36,423	$14,537	$9,312	$13,074
Sensors & Systems [2]	14,319	21,766	21,070	19,489
Advanced Materials [3]	15,868	16,309	13,629	14,324
Discontinued Operations	-	789	1,199	542
Corporate	1,862	2,006	468	1,912
	$68,472	$55,407	$45,678	$49,341

Depreciation and Amortization
Avionics & Controls	$38,909	$38,070	$35,604	$33,415
Sensors & Systems	40,399	41,200	43,507	37,250
Advanced Materials	18,691	19,708	20,217	17,474
Discontinued Operations	12	1,877	14,588	496
Corporate	2,247	2,502	2,111	1,940
	$100,258	$103,357	$116,027	$90,575

In Thousands	2016	2015	2014
Identifiable Assets
Avionics & Controls	$1,304,860	$1,276,678	$1,125,850
Sensors & Systems	1,140,624	1,116,282	1,240,153
Advanced Materials	498,442	493,968	498,984
Discontinued Operations	29,488	57,095	212,712
Corporate [4]	58,617	56,465	115,768
	$3,032,031	$3,000,488	$3,193,467

[1]	Excludes capital expenditures accounted for as a capitalized lease obligation of $2.8 million in fiscal 2014.
[2]	Excludes capital expenditures accounted for as a capitalized lease obligation of $8.0 million in fiscal 2016.
[3]	Excludes capital expenditures accounted for as a capitalized lease obligation of $3.3 million in fiscal 2016.
[4]	Primarily cash and deferred tax assets (see Note 10).

The Company’s operations by geographic area for the last three fiscal years were as follows:

	Twelve	Eleven	Twelve
	Months	Months	Months
	Ended	Ended	Ended
In Thousands	2016	2015	2014

Sales [1]
Domestic
Unaffiliated customers - U.S.	$838,259	$706,586	$763,345
Unaffiliated customers - export	172,209	168,459	218,955
Intercompany	77,472	58,039	32,515
	1,087,940	933,084	1,014,815
Canada
Unaffiliated customers	182,690	173,394	231,937
Intercompany	3,378	4,013	7,544
	186,068	177,407	239,481
France
Unaffiliated customers	398,909	364,882	460,836
Intercompany	51,461	42,903	60,763
	450,370	407,785	521,599
United Kingdom
Unaffiliated customers	237,134	242,077	266,570
Intercompany	25,100	23,769	22,846
	262,234	265,846	289,416
All other Foreign
Unaffiliated customers	163,430	119,051	87,828
Intercompany	167,565	125,386	42,686
	330,995	244,437	130,514

Eliminations	(324,976)	(254,110)	(166,354)
	$1,992,631	$1,774,449	$2,029,471

	Twelve	Eleven	Twelve
	Months	Months	Months
	Ended	Ended	Ended
In Thousands	2016	2015	2014
Segment Earnings [2]
Domestic	$135,107	$121,052	$178,029
Canada	7,670	19,133	33,599
France	61,381	51,599	50,750
United Kingdom	25,646	28,826	38,686
All other foreign	10,835	(1,962)	9,519
	$240,639	$218,648	$310,583

	2016	2015	2014
Identifiable Assets [3]
Domestic	$1,055,567	$933,631	$1,028,879
Canada	452,466	458,635	514,520
France	770,625	747,660	839,467
United Kingdom	394,811	501,969	555,620
All other foreign	299,945	302,128	139,213
	$2,973,414	$2,944,023	$3,077,699

[1]	Based on country from which the sale originated and the sale was recorded.
[2]	Before corporate expense, shown on page 80.
[3]	Excludes corporate, shown on page 81.

The Company’s foreign operations consist of manufacturing facilities located in Belgium, Canada, China, the Dominican Republic, France, Germany, India, Mexico, Morocco, and the United Kingdom, and include sales and service operations located in Brazil, China, and Singapore.  Intercompany sales are at prices comparable with sales to unaffiliated customers.  U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 9.8% and 2.0%, respectively, in fiscal 2016 and 3.1% of consolidated sales.  In fiscal 2015, the U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 9.9% and 1.1%, respectively, and 2.9% of consolidated sales.  In fiscal 2014, the U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 14.7% and 1.7%, respectively, and 4.0% of consolidated sales.

Product lines contributing sales of 10% or more of total sales in any of the last three fiscal years were as follows:

	2016	2015	2014

Connectors	16%	16%	18%
Avionics	9%	10%	10%

NOTE 19:  Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly financial information:

In Thousands, Except Per Share Amounts

Fiscal Year 2016	Fourth	Third	Second	First

Net sales	$543,752	$517,092	$490,310	$441,477
Gross profit	193,769	173,584	156,173	137,719

Earnings from continuing operations	52,045	38,046	16,996	9,864
Earnings (Loss) from discontinued operations	227	(8,690)	(2,023)	(4,780)
Net earnings	$52,272	$29,356	$14,973	$5,084

Earnings (loss) per share - basic
Continuing operations	$1.77	$1.30	$0.58	$0.33
Discontinued operations	0.01	(0.30)	(0.07)	(0.16)
Earnings (loss) per share - basic	$1.78	$1.00	$0.51	$0.17

Earnings (loss) per share - diluted
Continuing operations	$1.75	$1.28	$0.57	$0.33
Discontinued operations	0.01	(0.29)	(0.07)	(0.16)
Earnings (loss) per share - diluted	$1.76	$0.99	$0.50	$0.17

Fiscal Year 2015
(Recast)	Fourth	Third	Second	First

Net sales	$545,249	$484,723	$468,210	$504,611
Gross profit	185,840	165,290	150,017	178,241

Earnings from continuing operations	40,267	28,222	24,931	34,475
Loss from discontinued operations	(19,285)	(558)	(14,600)	(5,876)
Net earnings	$20,982	$27,664	$10,331	$28,599

Earnings (loss) per share - basic
Continuing operations	$1.36	$0.92	$0.80	$1.09
Discontinued operations	(0.65)	(0.02)	(0.47)	(0.19)
Earnings (loss) per share - basic	$0.71	$0.90	$0.33	$0.90

Earnings (loss) per share - diluted
Continuing operations	$1.34	$0.90	$0.79	$1.06
Discontinued operations	(0.64)	(0.02)	(0.46)	(0.18)
Earnings (loss) per share - diluted	$0.70	$0.88	$0.33	$0.88

Fiscal Year 2015	Fourth	Third	Second	First

Net sales	$349,627	$490,022	$494,042	$440,758
Gross profit	114,165	168,606	162,590	144,032

Earnings from continuing operations	20,704	29,868	21,498	24,595
Loss from discontinued operations	(17,718)	(1,371)	(1,688)	(16,276)
Net earnings	$2,986	$28,497	$19,810	$8,319

Earnings (loss) per share - basic
Continuing operations	$0.70	$0.99	$0.69	$0.77
Discontinued operations	(0.60)	(0.05)	(0.05)	(0.51)
Earnings (loss) per share - basic	$0.10	$0.94	$0.64	$0.26

Earnings (loss) per share - diluted
Continuing operations	$0.69	$0.96	$0.68	$0.77
Discontinued operations	(0.59)	(0.04)	(0.05)	(0.51)
Earnings (loss) per share - diluted	$0.10	$0.92	$0.63	$0.26

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods.  This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Esterline Technologies Corporation

We have audited the accompanying consolidated balance sheets of Esterline Technologies Corporation as of September 30, 2016, and October 2, 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows, shareholders' equity, and noncontrolling interests for the twelve months ended September 30, 2016, the eleven months ended October 2, 2015, and the twelve months ended October 31, 2014.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Esterline Technologies Corporation at September 30, 2016, and October 2, 2015, and the consolidated results of its operations and its cash flows for the twelve months ended September 30, 2016, the eleven months ended October 2, 2015, and the twelve months ended October 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Esterline Technologies Corporation's internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 23, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

November 23, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Esterline Technologies Corporation

We have audited Esterline Technologies Corporation’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Esterline Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Esterline Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balances sheets of Esterline Technologies Corporation as of September 30, 2016, and October 2, 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows, shareholders’ equity, and noncontrolling interests for the twelve months ended September 30, 2016, the eleven months ended October 2, 2015, and the twelve months ended October 31, 2014, of Esterline Technologies Corporation and our report dated November 23, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

November 23, 2016

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016.  Based upon that evaluation, they concluded as of September 30, 2016, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of September 30, 2016, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of Esterline’s internal control over financial reporting as of September 30, 2016.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).  Based on management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of September 30, 2016.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of internal control over financial reporting.  This report appears on page 86.

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
Gary J. Posner
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

We hereby incorporate by reference the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Other Information as to Directors – Board and Board Committees,” and “Other Information as to Directors – Director Nominations and Qualifications” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on February 9, 2017.

Information regarding our executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

We hereby incorporate by reference the information set forth under “Other Information as to Directors – Director Compensation,” “Executive Compensation – Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on February 9, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on February 9, 2017.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information set forth under “Certain Relationships and Related Transactions” and “Other Information as to Directors – Board and Board Committees” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on February 9, 2017.

Item 14.  Independent Registered Public Accounting Firm Fees and Services

We hereby incorporate by reference the information set forth under “Independent Registered Public Accounting Firm’s Fees” in the definitive form of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on February 9, 2017.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Our Consolidated Financial Statements are as set forth under Item 8 of this report on Form 10-K.

(a)(2) Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)  Exhibits.

See Exhibit Index on pages 93-97.

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

Dated:  November 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Curtis C. Reusser	Chairman, President and Chief	November 23, 2016
(Curtis C. Reusser)	Executive Officer (Principal Executive Officer)	Date
/s/ Robert D. George	Executive Vice President, Chief Financial	November 23, 2016
(Robert D. George)	Officer, and Corporate Development (Principal Financial Officer)	Date
/s/ Gary J. Posner	Corporate Controller and Chief	November 23, 2016
(Gary J. Posner)	Accounting Officer (Principal Accounting Officer)	Date
/s/ Michael J. Cave	Director	November 23, 2016
(Michael J. Cave)		Date
/s/ Delores M. Etter	Director	November 23, 2016
(Delores M. Etter)		Date
/s/ Anthony P. Franceschini	Director	November 23, 2016
(Anthony P. Franceschini)		Date
/s/ Paul V. Haack	Director	November 23, 2016
(Paul V. Haack)		Date

/s/ Mary L. Howell	Director	November 23, 2016
(Mary L. Howell)		Date
/s/ Scott E. Kuechle	Director	November 23, 2016
(Scott E. Kuechle)		Date

/s/ Nils E. Larsen	Director	November 23, 2016
(Nils E. Larsen)		Date
/s/ James J. Morris	Director	November 23, 2016
(James J. Morris)		Date
/s/ Gary E. Pruitt	Director	November 23, 2016
(Gary E. Pruitt)		Date

Exhibit
Number		Exhibit Index

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

4.1

Indenture dated April 8, 2015, relating to TA Mfg Limited's 3.625% Senior Notes due 2023.  (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 8, 2015 [Commission File Number 1-6357].)

10.1	*	Esterline Technologies Corporation Fiscal Year 2017 Annual Incentive Compensation Plan.

10.2	*	Esterline Technologies Corporation Long-Term Incentive Performance Share Plan, for fiscal years 2017 – 2019.

10.3	*

Esterline Technologies Corporation Supplemental Retirement Income Plan.  (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.4	*

Esterline Technologies Corporation Fiscal Year 2016 Annual Incentive Compensation Plan.  (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 2016 [Commission File Number 1-6357].)

10.5	*

Esterline Technologies Corporation Long-Term Incentive Performance Share Plan, for fiscal years 2016 – 2018.  (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 2016 [Commission File Number 1-6357].)

10.6	*

Esterline Technologies Corporation Long-Term Incentive Plan, for fiscal years 2015 – 2017.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2015 [Commission File Number 1-6357].)

10.7	*

Esterline Technologies Corporation Long-Term Incentive Plan, for fiscal years 2014 – 2016.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 [Commission File Number 1-6357].)

10.8	*

Esterline Technologies Supplemental Executive Retirement and Deferred Compensation Plan.  (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2006 [Commission File Number 1-6357].)

10.9	*	Esterline Technologies Corporation 2002 Employee Stock Purchase Plan, as amended on November 22, 2016.

10.10	*

Esterline Technologies Corporation 2004 Equity Incentive Plan, as amended on March 3, 2010.  (Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on January 22, 2010 [Commission File Number 1-6357].)

10.11	*

Esterline Technologies Corporation 2013 Equity Incentive Plan, as amended and restated effective September 17, 2015.  (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended October 2, 2015 [Commission File Number 1-6357].)

10.12	*

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

Exhibit
Number		Exhibit Index

10.14	*	Form of Global Stock Option Agreement for Esterline Technologies Corporation 2013 Equity Incentive Plan (dated November 2016).

10.15	*	Form of Restricted Stock Unit Options Agreement for Esterline Technologies Corporation 2013 Equity Incentive Plan.

10.16	*

Form of Global Stock Option Agreement for Esterline Technologies Corporation 2013 Equity Incentive Plan.  (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2015 [Commission File Number 1-6357].)

10.17	*

Form of Restricted Stock Unit Options Agreement for Esterline Technologies Corporation 2013 Equity Incentive Plan.  (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2015 [Commission File Number 1-6357].)

10.18	*

Restricted Stock Unit Agreement between Robert D. George and Esterline Technologies Corporation dated September 11, 2013.  (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended October 25, 2013 [Commission File Number 1-6357].)

10.19	*

Restricted Stock Unit Agreement between Albert S. Yost and Esterline Technologies Corporation dated September 11, 2013.  (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended October 25, 2013 [Commission File Number 1-6357].)

10.20	*

Restricted Stock Unit Agreement between Curtis C. Reusser and Esterline Technologies Corporation dated October 28, 2013.  (Incorporated b reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended October 31, 2014 [Commission File Number 1-6357].)

10.21	*

Executive Officer Amended and Restated Termination Protection Agreement.  (Incorporated by reference to Exhibit 10.19 of the Company's Annual Repor on Form 10-K for the year ended October 2, 2015 [Commission File Number 1-6357].)

10.22	*

Offer Letter from Esterline Technologies Corporation to Frank Houston dated March 4, 2005.  (Incorporated by reference to Exhibit 10.19e to the Company’s Current Report on Form 8-K filed on March 31, 2005 [Commission File Number 1-6357].)

10.23	*

Offer Memo from Esterline Technologies Corporation to Alain Durand dated June 14, 2011.  (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 27, 2012 [Commission File Number 1-6357].)

10.24	*

Relocation Agreement Between Alain M. Durand and Esterline Technologies Corporation dated June 19, 2014.  (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 30, 2015 [Commission File Number 1-6357].)

10.25	*

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

10.27	*

Offer Letter from Esterline Technologies Corporation to Paul Benson, dated November 6, 2014.  (Incorporate by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 2016 [Commission File Number 1-6357].)

10.28	*

Offer Letter from Esterline Technologies Corporation to Roger Ross dated July 27, 2015.  (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 13, 2015 [Commission File Number 1-6357].)

10.29	*

Promotion Letter from Esterline Technologies Corporation to Marcia Mason dated August 1, 2012.  (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013 [Commission File Number 1-6357].)

Exhibit
Number		Exhibit Index

10.30	*

Promotion Letter from Esterline Technologies Corporation to Albert Yost dated November 16, 2009.  (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013 [Commission File Number 1-6357].)

10.31	*

Offer Letter from Esterline Technologies Corporation to Curtis C. Reusser dated September 11, 2013.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2013 [Commission File Number 1-6357].)

10.32

Agreement for Lease for 4 & 5 Eastbrook Day Centre, Eastbrook Trading Centre among Sheldon Friendly Society, Darchem Engineering Limited and Esterline Technologies Corporation, dated as of March 10, 2016.  (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2016 [Commission File Number 1-6357].)

10.33

Deed, by and among, Sheldon Friendly Society, Darchem Engineering Limited, and Darchem Holdings Limited dated March 25, 2008.  (Incorporate by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended October 2, 2015 [Commission File Number 1-6357].)

10.34

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

10.35

Agreement, dated October 18, 2016, among Esterline Technologies Corporation, First Pacific Advisors, LLC and the other parties named in the Letter Agreement.  (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on 8-K dated October 18, 2016 [Commission File Number 1-6357].)

10.36

Consent Agreement between Esterline Technologies Corporation and the U.S. Department of State Bureau of Political Military Affairs filed on March 6, 2014.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2014 [Commission File Number 1-6357].)

10.37

Amended and Restated Master Acquisiton Agreement by and among Barco NV, Barco Inc., Barco Integrated Solutions NV and Esterline Technologies Corporation dated as of November 14, 2014.  (Incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended October 31, 2014 [Commission File Number 1-6357].)

10.38

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

10.39

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

10.40

Lease Agreement, dated as of February 27, 1998, between Glacier Partners and Advanced Input Devices, Inc., as amended by Lease Amendment #1, dated February 27, 1998.  (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2000 [Commission File Number 1-6357].)

10.41

Lease Amendment #2 between Glacier Partners and Advanced Input Devices, Inc., dated July 2, 2002, and Lease Amendment #3 between Glacier Partners and Advanced Input Devices, Inc., dated September 18, 2009.  (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended October 30, 2009 [Commission File Number 1-6357].)

Exhibit
Number	Exhibit Index

10.42

Lease Agreement, dated as of August 6, 2003, by and between the Prudential Insurance Company of America and Mason Electric Co., relating to premises located at Sylmar, California.  (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 [Commission File Number 1-6357].)

10.43

Occupation Lease of Buildings known as Phases 3 and 4 on the Solartron Site at Victoria Road, Farnborough, Hampshire between J Sainsbury Developments Limited and Weston Aerospace Limited, dated July 21, 2000.  (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 [Commission File Number 1-6357].)

10.44

Lease Agreement dated as of March 19, 1969, as amended, between Leach Corporation and Gin Gor Ju, Trustee of Ju Family Trust, relating to premises located in Orange County.  (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended October 29, 2004 [Commission File Number 1-6357].)

10.45

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

10.46

Amendment No. 1 dated as of November 23, 2005, to Lease Agreement dated as of March 1, 1994, between Highland Industrial Park, Inc. and Armtec Countermeasures Company.  (Incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2006 [Commission File Number 1-6357].)

10.47

Lease Agreement between Capstone PF LLC and Korry Electronics Co. dated as of March 26, 2008.  (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2008 [Commission File Number 1-6357].)

10.48

Exhibit C to Lease Agreement between Capstone PF LLC and Korry Electronics Co. dated as of March 26, 2008.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.49

Second Amendment to Building Lease and Sublease, dated July 30, 2008, between Capstone PF LLC and Korry Electronics Co.  (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.50

Subordination, Nondisturbance and Attornment Agreement and Estoppel Certificate, dated July 30, 2008, between Keybank National Association and Korry Electronics Co.  (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2008 [Commission File Number 1-6357].)

10.51

Lease Extension Agreement between Weir Redevelopment Company and Kirkhill TA dated October 30, 2009.  (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 29, 2010 [Commission File Number 1-6357].)

10.52

First and Second Amendment to Office Lease Agreement between City Center Bellevue Property LLC, a Delaware limited partnership, and Esterline Technologies Corporation, a Delaware corporation, dated April 14, 2011, and May 4, 2011.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2011 [Commission File Number 1-6357].)

10.53

First Amendment to Lease between The Prudential Insurance Company of America and Mason Electric, Co. dated July 29, 2004.  (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2013 [Commission File Number 1-6357].)

10.54

Second Amendment to Lease between Sylmar Cascades Properties, L.P. and Mason Electric, Co. dated January 19, 2007.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2013 [Commission File Number 1-6357].)

Exhibit
Number	Exhibit Index

10.55

Third Amendment to Lease between Sylmar Cascades Properties, L.P. and Mason Electric, Co. dated January 1, 2013.  (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2013 [Commission File Number 1-6357].)

10.56

Third Amendment to Office Lease Agreement between City Center Bellevue Property LLC, a Delaware limited partnership, and Esterline Technologies Corporation, a Delaware corporation, dated August 19, 2013.  (Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended October 2, 2015 [Commission File Number 1-6357].)

10.57

Lease Agreement between Industrias Asociados Maquiladoras, S.A. de C.V. and Sunbank de Mexico, S. de R.L. de C.V. dated as of September 1, 2015, as amended by the First Addendum dated September 19, 2015, the Second Addendum dated May 5, 2016, and the Third Addendum dated May 23, 2016.

10.58

Lease Agreement between Mex-Industrial Assets, S. de R.L. de C.V. and Esterline Mexico, S. de R.L. de C.V. dated June 4, 2014, as amended by the Amendment dated December 2, 2015, the Second Amendment dated June 1, 2016, and the Third Amendment dated November 3, 2016.

10.59	Lease Agreement between Industrias Asociados Maquiladoras, S.A. de C.V. and Esterline Mexico, S. de R.L. de C.V. dated October 8, 2007, as amended by the First Amendment dated December 1, 2012.

10.60

Lease Agreement between Inmobiliaria Promotora S.A. de C.V. (f/k/a Promotora Industrial Tijuana, S.A. de C.V.) and Leach International de Mexico, S. de R.L. de C.V. dated June 1, 2000, as amended by the First Addendum dated April 17, 2001, the Second Addendum dated March 23, 2005, and the Third Amendment dated October 8, 2014.

11.1	Schedule setting forth computation of earnings per share for the five fiscal years ended September 30, 2016.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*  Indicates management contract or compensatory plan or arrangement.