Form 10-Q
period 2016-12-30
ESTERLINE TECHNOLOGIES CORP
filed 2017-02-03
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2016.

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

As of February 1, 2017, 29,687,833 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of December 30, 2016 and September 30, 2016

(In thousands, except share amounts)

	December 30,	September 30,
	2016	2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$278,024	$258,520
Cash in escrow	-	1,125
Accounts receivable, net of allowances of $15,835 and $17,028	363,825	422,073
Inventories
Raw materials and purchased parts	181,157	177,069
Work in progress	171,659	171,515
Finished goods	101,417	101,622
	454,233	450,206

Income tax refundable	10,097	5,183
Prepaid expenses	19,481	17,909
Other current assets	5,130	5,322
Current assets of businesses held for sale	9,618	15,450
Total Current Assets	1,140,408	1,175,788

Property, Plant and Equipment	791,958	795,790
Accumulated depreciation	461,393	457,756
	330,565	338,034

Other Non-Current Assets
Goodwill	992,810	1,024,667
Intangibles, net	366,706	393,035
Deferred income tax benefits	74,133	75,409
Other assets	12,166	13,698
Non-current assets of businesses held for sale	11,012	11,400
Total Assets	$2,927,800	$3,032,031

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of December 30, 2016 and September 30, 2016

(In thousands, except share amounts)

	December 30,	September 30,
	2016	2016
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$108,129	$121,816
Accrued liabilities	223,561	238,163
Current maturities of long-term debt	16,717	16,774
Federal and foreign income taxes	9,257	10,932
Current liabilities of businesses held for sale	9,535	10,813
Total Current Liabilities	367,199	398,498

Long-Term Liabilities
Credit facilities	150,000	155,000
Long-term debt, net of current maturities	671,441	698,796
Deferred income tax liabilities	40,524	53,798
Pension and post-retirement obligations	90,726	92,520
Other liabilities	22,157	21,968
Non-current liabilities of businesses held for sale	154	320

Shareholders' Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued 32,801,799 and 32,564,252 shares	6,560	6,513
Additional paid-in capital	715,971	702,610
Treasury stock at cost, repurchased 3,135,927 and 3,135,927 shares	(308,514)	(308,514)
Retained earnings	1,565,849	1,548,805
Accumulated other comprehensive loss	(404,733)	(348,857)
Total Esterline Shareholders' Equity	1,575,133	1,600,557
Noncontrolling interests	10,466	10,574
Total Shareholders' Equity	1,585,599	1,611,131
Total Liabilities and Shareholders' Equity	$2,927,800	$3,032,031

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the Three Month Periods Ended December 30, 2016 and January 1, 2016

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	December 30,	January 1,
	2016	2016

Net Sales	$457,733	$441,477
Cost of Sales	313,686	303,758
	144,047	137,719
Expenses
Selling, general & administrative	95,633	94,091
Research, development and engineering	21,038	25,575
Restructuring charges	-	931
Insurance recovery	(2,600)	-
Total Expenses	114,071	120,597

Operating Earnings from Continuing Operations	29,976	17,122
Interest Income	(96)	(87)
Interest Expense	7,888	7,216
Earnings from Continuing Operations Before Income Taxes	22,184	9,993
Income Tax Expense (Benefit)	420	(33)
Earnings from Continuing Operations Including Noncontrolling Interests	21,764	10,026
Earnings Attributable to Noncontrolling Interests	(239)	(162)
Earnings from Continuing Operations Attributable to Esterline, Net of Tax	21,525	9,864
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(5,336)	(4,780)
Net Earnings Attributable to Esterline	$16,189	$5,084

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$0.73	$0.33
Discontinued operations	(0.18)	(0.16)
Earnings (Loss) Per Share - Basic	$0.55	$0.17

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$0.72	$0.33
Discontinued operations	(0.18)	(0.16)
Earnings (Loss) Per Share - Diluted	$0.54	$0.17

Net Earnings	$16,189	$5,084

Change in Fair Value of Derivative Financial Instruments	(6,299)	(4,173)
Income Tax Expense (Benefit)	(1,909)	(1,285)
	(4,390)	(2,888)

Change in Pension and Post-Retirement Obligations	2,533	2,276
Income Tax Expense (Benefit)	992	758
	1,541	1,518

Foreign Currency Translation Adjustment	(53,027)	(39,461)
Comprehensive Income (Loss)	$(39,687)	$(35,747)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Month Periods Ended December 30, 2016 and January 1, 2016

(Unaudited)

(In thousands)

	December 30,	January 1,
	2016	2016

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$16,428	$5,246
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	25,625	24,171
Deferred income taxes	(9,342)	(5,902)
Share-based compensation	4,695	3,328
Excess tax benefits from share-based compensation	-	(476)
Loss on assets held for sale	4,728	2,517
Working capital changes, net of effect of acquisitions:
Accounts receivable	49,181	31,763
Inventories	(16,201)	(8,011)
Prepaid expenses	(2,075)	1,489
Other current assets	(876)	(2,979)
Accounts payable	(10,464)	(491)
Accrued liabilities	(13,883)	(12,888)
Federal and foreign income taxes	(5,585)	(1,608)
Other liabilities	1,361	(488)
Other, net	1,943	4,981
	45,535	40,652

Cash Flows Provided (Used) by Investing Activities
Purchase of capital assets	(15,298)	(14,862)
	(15,298)	(14,862)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	10,729	2,609
Withholding taxes on restricted stock units vested	(863)	(1,128)
Excess tax benefits from share-based compensation	-	476
Repayment of long-term credit facilities	(10,000)	(10,000)
Repayment of long-term debt	(3,073)	(3,192)
Proceeds from issuance of long-term credit facilities	5,000	-
	1,793	(11,235)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(12,526)	(5,019)
Net Increase (Decrease) in Cash and Cash Equivalents	19,504	9,536

Cash and Cash Equivalents - Beginning of Year	258,520	191,355
Cash and Cash Equivalents - End of Period	$278,024	$200,891

Supplemental Cash Flow Information:
Cash paid for interest	$10,745	$10,361
Cash paid for taxes	13,775	5,256

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Periods Ended December 30, 2016 and January 1, 2016

Note 1 – Basis of Presentation

The consolidated balance sheet as of December 30, 2016, the consolidated statement of operations and comprehensive income (loss) for the three month periods ended December 30, 2016, and January 1, 2016, and the consolidated statement of cash flows for the three month periods ended December 30, 2016, and January 1, 2016, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the above statements do not include all of the footnotes required for complete financial statements.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year.  Moreover, the Company’s first fiscal quarter, October through December, includes significant holiday periods in both Europe and North America.

Note 2 – Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued new guidance regarding the goodwill impairment test.   The new guidance eliminates the Step 2 valuation test, when evaluating goodwill for impairment.   The new guidance requires that an entity performs its annual or interim goodwill test by comparing the fair value of the reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.  The guidance will be effective for the company in fiscal year 2020, with early adoption permitted.

In October 2016, FASB issued new guidance regarding income taxes.  The new guidance will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current Generally Accepted Accounting Principles (GAAP) in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use.  The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.  The guidance will be effective for the company in fiscal year 2019, with early adoption permitted.

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

In June 2016, the FASB issued a new standard on the measurement of credit losses, which will impact the Company’s measurement of trade receivables.  The new standard replaces the current incurred loss model with a forward-looking expected loss model that is likely to result in earlier recognition of losses.  The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.  The new standard is effective for the Company in fiscal year 2021, with early adoption permitted, but not earlier than in fiscal year 2020.

In March 2016, the FASB issued new guidance simplifying certain aspects of accounting for share-based payments.  The key provision of the new standard requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than in equity.  The Company adopted the new guidance during the first quarter of fiscal 2017, which resulted in a $0.7 million benefit to income tax expense and a favorable impact to operating cash flows of $0.7 million.  The Company has also elected to account for forfeitures as they occur, rather than estimate expected forfeitures, which resulted in a positive cumulative effect on retained earnings of $0.9 million and a reduction of additional paid-in capital of $0.9 million.

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

In May 2014, the FASB amended requirements for an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, and permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.  The updated standard becomes effective for the Company in the first quarter of fiscal 2019, with early adoption permitted.

Note 3 – Earnings Per Share and Shareholders’ Equity

Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year.  Diluted earnings per share includes the dilutive effect of stock options, restricted stock units and share units related to the Company’s performance share plan to the extent that performance share plan objectives are met.  Common shares issuable from stock options excluded from the calculation of diluted earnings per share because they were anti-dilutive were 809,875 in the three month period ending December 30, 2016.  Common shares issuable from stock options excluded from the calculation of diluted earnings per share because they were anti-dilutive were 610,700 in the three month period ending January 1, 2016.  Shares used for calculating earnings per share are disclosed in the following table:

In Thousands	Three Months Ended
	December 30,	January 1,
	2016	2016

Shares used for basic earnings per share	29,547	29,582
Shares used for diluted earnings per share	29,831	29,939

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value).  As of December 30, 2016, and September 30, 2016, there were no shares of preferred stock or serial preferred stock outstanding.

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

There were no shares repurchased during the three months ended December 30, 2016, or during the three months ended January 1, 2016.  Since the program began, the Company has repurchased 3,135,927 shares for an aggregate purchase price of $308.5 million, leaving $91.5 million for shares to be repurchased in the future.

Changes in issued and outstanding common shares are summarized as follows:

	Three Months Ended	Year Ended
	December 30,	September 30,
	2016	2016
Shares Issued:
Balance, beginning of year	32,564,252	32,378,185
Shares issued under share-based compensation plans	237,547	186,067
Balance, end of current period	32,801,799	32,564,252

Treasury Stock:
Balance, beginning of year	(3,135,927)	(2,831,350)
Shares purchased	-	(304,577)
Balance, end of current period	(3,135,927)	(3,135,927)

Shares outstanding, end of period	29,665,872	29,428,325

The components of Accumulated Other Comprehensive Gain (Loss):

In Thousands	December 30,	September 30,
	2016	2016

Unrealized gain (loss) on derivative contracts	$(10,846)	$(4,547)
Tax effect	2,986	1,077
	(7,860)	(3,470)

Pension and post-retirement obligations	(113,813)	(116,346)
Tax effect	38,812	39,804
	(75,001)	(76,542)

Foreign currency translation adjustment	(321,872)	(268,845)
Accumulated other comprehensive gain (loss)	$(404,733)	$(348,857)

Note 4 – Retirement Benefits

The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC Electronics, Inc. (CMC).  The Company also sponsors a number of other non-U.S. defined benefit pension plans, primarily in Belgium, France and Germany.  Components of periodic pension cost consisted of the following:

In Thousands	Three Months Ended
	December 30,	January 1,
	2016	2016

Components of Net Periodic Cost
Service cost	$3,357	$2,956
Interest cost	3,721	4,393
Expected return on plan assets	(6,265)	(5,911)
Amortization of prior service cost	114	115
Amortization of actuarial (gain) loss	1,763	1,476
Net periodic cost (benefit)	$2,690	$3,029

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at December 30, 2016, and September 30, 2016.

In Thousands	Level 2
	December 30,	September 30,
	2016	2016
Assets:
Derivative contracts designated as hedging instruments	$1,389	$2,948
Derivative contracts not designated as hedging instruments	107	143
Embedded derivatives	3,195	2,485

Liabilities:
Derivative contracts designated as hedging instruments	$12,561	$7,828
Derivative contracts not designated as hedging instruments	8,090	6,720
Embedded derivatives	826	985

In Thousands	Level 3
	December 30,	September 30,
	2016	2016
Assets:
Estimated value of assets held for sale	$20,630	$26,850

Liabilities:
Estimated value of liabilities held for sale	$9,689	$11,133

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

In fiscal 2014, the Company’s board of directors approved the plan to sell certain non-core business units. Based upon the estimated fair values, the Company adjusted the carrying value of the assets and liabilities of the businesses to fair value.  Principle assumptions used in measuring the estimated value of assets and liabilities held for sale included estimated selling price of the discontinued business, discount rates, industry growth rates, and pricing of comparable transactions in the market.

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

The fair value of derivative instruments is presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements.  The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of December 30, 2016, and September 30, 2016.  The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates.  These exposures arise primarily from purchases or sales of products and services from third parties.  Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies.  At December 30, 2016, and September 30, 2016, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $424.9 million and $450.9 million, respectively.  These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

Fair Value of Derivative Instruments

Fair value of derivative instruments in the Consolidated Balance Sheet at December 30, 2016, and September 30, 2016, consisted of:

In Thousands		Fair Value
		December 30,	September 30,
	Classification	2016	2016
Foreign Currency Forward Exchange Contracts:
	Other current assets	$811	$1,757
	Other assets	685	1,334
	Accrued liabilities	16,666	11,168
	Other liabilities	3,985	3,380

Embedded Derivative Instruments:
	Other current assets	$2,386	$1,864
	Other assets	809	621
	Accrued liabilities	783	866
	Other liabilities	43	119

The effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three month periods ended December 30, 2016, and January 1, 2016, consisted of:

Fair Value Hedges and Embedded Derivatives

The Company recognized the following gains (losses) on contracts designated as fair value hedges and embedded derivatives:

In Thousands	Three Months Ended
Gain (Loss)	December 30,	January 1,
	2016	2016
Embedded derivatives:
Recognized in sales	$253	$1,154

Cash Flow Hedges

The Company recognized the following gains (losses) on contracts designated as cash flow hedges:

In Thousands	Three Months Ended
Gain (Loss)	December 30,	January 1,
	2016	2016
Foreign currency forward exchange contracts:
Recognized in AOCI (effective portion)	$(1,874)	$2,901
Reclassified from AOCI into sales	(4,425)	(7,074)

Net Investment Hedges

The Company recognized the following gains (losses) on contracts designated as net investment hedges:

In Thousands	Three Months Ended
Gain (Loss)	December 30,	January 1,
	2016	2016
2023 Notes and Accrued Interest:
Recognized in AOCI	$23,913	$11,533

During the first three months of fiscal 2017 and 2016, the Company recorded losses of $2.6 million and $2.4 million, respectively, on foreign currency forward exchange contracts that have not been designated as accounting hedges.  These foreign currency exchange gains and losses are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first three months of fiscal 2017 and 2016.  In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first three months of fiscal 2017 and 2016.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles.  The Company expects to reclassify approximately $10.3 million of net loss into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at December 30, 2016, is 24 months.

Note 7 – Income Taxes

The income tax rate was 1.9% in the first quarter of fiscal 2017 compared with a 0.3% benefit in the prior-year period.  In the first quarter of fiscal 2017, the income tax rate was higher primarily due to higher income from continuing operations before income taxes and an increase in the estimated annual effective tax rate as a result of U.K. limitations on interest deductions, partially offset by increased discrete income tax benefits.  In the first quarter of fiscal 2017, a reduction of the income tax rate in France for fiscal year 2020 resulted in a reduction in the Company’s net deferred income tax liabilities of $3.8 million, which was primarily related to acquired intangible assets.  Secondly, $1.2 million of discrete tax benefits was recorded primarily related to a valuation allowance release due to an expected taxable gain from a foreign income tax law change. Lastly, the early adoption of the accounting standard update for employee share-based payment awards resulted in a $0.7 million tax benefit.  In the prior-year period, the retroactive extension of the U.S. federal research and experimentation credits resulted in a $1.3 million tax benefit.

During the next 12 months, it is reasonably possible that approximately $1.4 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.  The Company recognizes interest related to unrecognized tax benefits in income tax expense.

Note 8 – Debt

U.S. Credit Facility

On April 9, 2015, the Company amended its secured credit facility to extend the maturity to April 9, 2020, increase the amount available for borrowing under the secured revolving credit facility to $500 million, and provide for a delayed-draw term loan facility of $250 million.  The Company recorded $2.3 million in debt issuance costs.  The credit facility is secured by substantially all the Company’s assets, and interest is based on standard inter-bank offering rates.  The interest rate ranges from LIBOR plus 1.25% to LIBOR plus 2.00% depending on leverage ratios at the time the funds are drawn.  The Company had $150.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.75%.  At December 30, 2016, the weighted average interest rate was 2.47%.

U.S. Term Loan, due April 2020

On August 3, 2015, the Company borrowed $250 million under the U.S. Term Loan, due 2020, provided for under the amended secured credit facility (U.S. Term Loan, due 2020).  The interest rate on the U.S. Term Loan, due 2020, ranges from LIBOR plus 1.25% to LIBOR plus 2.00%.  At December 30, 2016, the interest rate was LIBOR plus 1.75%, which equaled 2.36%.  The loan amortizes at 1.25% of the original principal balance quarterly through March 2020, with the remaining balance due in April 2020.

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

Based on quoted market prices, the fair value of the Company’s 2023 Notes was $354.0 million and $365.3 million as of December 30, 2016, and September 30, 2016, respectively.  The carrying amount of the secured credit facility and the U.S. Term Loan, due 2020, approximate fair value.  The estimate of fair value for the 2023 Notes is based on Level 2 inputs as defined in the fair value hierarchy described in Note 5.

Government Refundable Advances

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation.  The requirement to repay this advance is solely based on year-over-year commercial aviation revenue growth at CMC beginning in 2014.  Imputed interest on the advance was 2.9% at December 30, 2016.  The debt recognized was $44.3 million and $45.0 million as of December 30, 2016, and September 30, 2016, respectively.

Obligation Under Capital Lease

The Company leases building and equipment under capital leases.  The present value of the minimum capital lease payments, net of the current portion, totaled $66.0 million and $66.2 million as of December 30, 2016, and September 30, 2016, respectively.

Note 9 – Commitments and Contingencies

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

As of December 30, 2016, and September 30, 2016, the Company had a liability of $1.0 million and $0.8 million, respectively, related to environmental remediation at a previously sold business for which the Company provided indemnification.

On March 5, 2014, the Company entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DTCC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations.  The Consent Agreement settled the pending ITAR compliance matter with the DTCC previously reported by the Company that resulted from voluntary reports the Company filed with DTCC that disclosed possible technical and administrative violations of the ITAR.  The Consent Agreement has a three-year term and provided for:  (i) a payment of $20 million, $10 million of which is suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures; (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures and training.  The Company expects to be released from the Consent Agreement in fiscal 2017, depending upon the Company’s satisfactory completion of the remaining requirements under the agreement and the timing of final approval by the DTCC.  The $10 million portion of the settlement that is not subject to suspension will be paid in installments, with $8 million paid over fiscal years 2014, 2015 and 2016.  The remaining $2 million is payable in March 2017.  In fiscal 2016, the DTCC approved costs the Company incurred to implement compliance measures to fully offset the $10 million suspended payment.

During the first quarter of fiscal 2017, the Company received a $2.6 million insurance recovery due to an energetic incident at one of its countermeasure operations, which occurred in the third quarter of fiscal 2016.  The insurance recovery from this incident in fiscal 2016 was $5 million.  A further payment is expected in the second quarter of fiscal 2017.  The amount of the payment is subject to the insurance company’s final review of the claim and is estimated to range between $2.6 million to $5.0 million.

Note 10 – Employee Stock Plans

As of December 30, 2016, the Company had three share-based compensation plans, which are described below.  The compensation cost that has been charged against income for those plans was $4.7 million and $3.3 million for the first three months of fiscal 2017 and 2016, respectively.  During the first three months of fiscal 2017 and 2016, the Company issued 237,547 and 72,349 shares, respectively, under its share-based compensation plans.

Employee Stock Purchase Plan (ESPP)

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded.

Employee Sharesave Scheme

The Company offers shares under its employee sharesave scheme for U.K. employees.  This plan allows participants the option to purchase shares at a 5% discount of the market price of the stock as of the beginning of the offering period.  The term of these options is three years.  The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan.  Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  There were no grants in the three month periods ended December 30, 2016, and January 1, 2016.

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 231,100 and 217,200 options to purchase shares in the three month periods ended December 30, 2016, and January 1, 2016, respectively.  The weighted-average grant date fair value of options granted during the three month periods ended December 30, 2016, and January 1, 2016, was $32.55 and $35.87 per share, respectively.

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

	Three Months Ended
	December 30,	January 1,
	2016	2016

Volatility	34.97 - 35.42%	33.06 - 40.52%
Risk-free interest rate	1.98 - 2.51%	1.61 - 2.24%
Expected life (years)	5 - 9	5 - 9
Dividends	0	0

The Company granted 36,700 and 33,400 restricted stock units in the three month periods ended December 30, 2016, and January 1, 2016, respectively.  The weighted-average grant date fair value of restricted stock units granted during the three month periods ended December 30, 2016, and January 1, 2016, was $76.70 and $86.29 per share, respectively.  The fair value of each restricted stock unit granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.

The Company granted 42,100 and 55,300 performance share plan (PSP) shares in the three month periods ended December 30, 2016, and January 1, 2016, respectively.  PSP shares will be paid out in shares of Esterline common stock at the end of the three year performance period.  The PSP shares granted in each period equaled the number of shares participants would receive if the Company achieves target performance over the relevant period.  The actual number of shares that will be paid out upon completion of the performance period is based on actual performance and may range from 0% to 300% of the target number of shares.

Note 11 – Discontinued Operations

The Company’s board of directors previously approved the plan to sell certain non-core business units including Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; a small distribution business; and a small manufacturing business.

On May 4, 2016, the Company sold certain assets of Wallop for 2.5 million British pounds and deferred compensation up to a maximum payment of 9 million British pounds.  The deferred compensation is payable based upon receipt of acceptable orders during a three-year period ending May 3, 2019, and is equal to the amount of the acceptable order multiplied by a specified percentage ranging from 26.5% to 31%.  The earn-out payment was estimated to be 5.5 million British pounds at December 30, 2016.

During the first three months of fiscal 2017 and 2016, the Company incurred a loss from discontinued operations of $5.3 million and $4.8 million, respectively.  Included in the loss of $5.3 million for the first three months of fiscal 2017 was a $4.6 million loss on Wallop assets held for sale, principally due to a reduction in the estimated sale price and the effect of changes in foreign currency exchange rates.

The operating results of the discontinued operations for the three month period ended December 30, 2016, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$2,696	$-	$-	$-	$2,696

Operating earnings (loss)	(871)	895	(5,347)	(604)	(5,927)
Tax expense (benefit)	(239)	-	(141)	(211)	(591)
Income (loss) from discontinued operations	$(632)	$895	$(5,206)	$(393)	$(5,336)

Included in Operating Earnings (Loss):
Loss on net assets held for sale	$(140)	$-	$(4,588)	$-	$(4,728)

The operating results of the discontinued operations for the three month period ended January 1, 2016, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$5,582	$-	$2,484	$-	$8,066

Operating earnings (loss)	897	(156)	(5,993)	(4)	(5,256)
Tax expense (benefit)	413	-	(889)	-	(476)
Income (loss) from discontinued operations	$484	$(156)	$(5,104)	$(4)	$(4,780)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$(270)	$-	$(2,247)	$-	$(2,517)

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at December 30, 2016, are comprised of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Accounts receivable, net	$1,949	$-	$246	$2,195
Inventories	6,453	-	725	7,178
Prepaid expenses	125	-	52	177
Income tax refundable	-	-	68	68
Current Assets of Businesses Held for Sale	8,527	-	1,091	9,618

Net property, plant and equipment	5,386	-	2,899	8,285
Intangibles, net	-	-	1,829	1,829
Deferred income tax benefits	(392)	-	400	8
Other assets	-	-	890	890
Non-Current Assets of Businesses Held for Sale	4,994	-	6,018	11,012

Accounts payable	122	-	1,325	1,447
Accrued liabilities	6,631	-	1,457	8,088
Current Liabilities of Businesses Held for Sale	6,753	-	2,782	9,535

Deferred income tax liabilities	-	-	(166)	(166)
Other liabilities	-	-	320	320
Non-Current Liabilities of Businesses Held for Sale	-	-	154	154

Net Assets of Businesses Held for Sale	$6,768	$-	$4,173	$10,941

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at September 30, 2016, were comprised of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Accounts receivable, net	$2,588	$-	$4,093	$6,681
Inventories	8,070	-	398	8,468
Prepaid expenses	127	-	103	230
Income tax refundable	-	-	71	71
Current Assets of Businesses Held for Sale	10,785	-	4,665	15,450

Net property, plant and equipment	5,368	-	2,869	8,237
Intangibles, net	-	-	1,856	1,856
Deferred income tax benefits	(392)	-	400	8
Other assets	-	-	1,299	1,299
Non-Current Assets of Businesses Held for Sale	4,976	-	6,424	11,400

Accounts payable	441	-	1,463	1,904
Accrued liabilities	7,000	-	1,909	8,909
Current Liabilities of Businesses Held for Sale	7,441	-	3,372	10,813

Other liabilities	-	-	320	320
Non-Current Liabilities of Businesses Held for Sale	-	-	320	320

Net Assets of Businesses Held for Sale	$8,320	$-	$7,397	$15,717

Note 12 – Business Segment Information

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

In Thousands	Three Months Ended
	December 30,	January 1,
	2016	2016
Sales
Avionics & Controls	$192,682	$186,245
Sensors & Systems	167,073	152,430
Advanced Materials	97,978	102,802
	$457,733	$441,477

Earnings from Continuing Operations Before Income Taxes
Avionics & Controls	$17,917	$9,413
Sensors & Systems	19,946	12,784
Advanced Materials	9,880	12,990
Segment Earnings	47,743	35,187

Corporate expense	(17,767)	(18,065)
Interest income	96	87
Interest expense	(7,888)	(7,216)
	$22,184	$9,993

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

As explained in Note 11 to the Consolidated Financial Statements included in Part 1, Item 1 of this report, in fiscal 2014, our board of directors previously approved the plan to sell certain non-core business units including Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; a small distribution business; and a small manufacturing business.  The loss from discontinued operations in the first quarter of fiscal 2017 was $5.3 million compared with $4.8 million, in the prior-year period.  Included in the loss from discontinued operations was a $4.7 million loss and $2.5 million loss on assets held for sale in the first quarter of fiscal 2017 and 2016, respectively.

Sales for the first quarter of fiscal 2017 were $457.7 million; sales volume increased $22 million over the prior-year period and was mainly due to strong sales of Avionics & Controls and Sensors & Systems segment products.

Gross margin was 31.5% in the first quarter of fiscal 2017 compared with 31.2% in the prior-year period.  Gross profit was $144.0 million and $137.7 million for the first quarter of fiscal 2017 and 2016, respectively.  Gross profit mainly benefited from higher sales volume and favorable product mix of Sensors & Systems segment products.

For further explanation about changes in sales and gross profit in the first quarter of fiscal 2017 over the prior-year period, please see the table at the end of the Overview section for a roll forward presentation of sales and gross profit.

Selling general and administrative expenses increased by $1.5 million in the first quarter of fiscal 2017 over the prior-year period to $95.6 million.

Research, development and engineering expense decreased by $5 million to $21.0 million or 4.6% of sales, in the first quarter of fiscal 2017, compared with the prior-year period.  The decrease mainly reflects lower expense for our Avionics & Controls segment.

During the first quarter of fiscal 2017, we received a $2.6 million insurance recovery due to an energetic incident at one of our countermeasure operations, which occurred in the third quarter of fiscal 2016.  We received a $5 million insurance recovery in the fourth quarter of fiscal 2016.  We anticipate a further payment in the second quarter of fiscal 2017.  The amount of the payment is subject to the insurance company’s final review of the claim and is estimated to range between $2.6 million to $5.0 million.

We adopted the new guidance on accounting for share-based payments during the first quarter of fiscal 2017.  The new guidance simplifies certain aspects of accounting for share-based payments.  The key provision of the new standard requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than in additional paid-in capital.  Adoption of the new guidance during the first quarter of fiscal 2017 resulted in a $0.7 million decrease in income tax expense.

The income tax rate was 1.9% in the first quarter of fiscal 2017 compared with a 0.3% benefit in the prior-year period.  In the first quarter of fiscal 2017, the income tax rate was higher primarily due to higher income from continuing operations before income taxes, partially offset by increased discrete tax benefits.

Earnings from continuing operations in the first quarter of fiscal 2017 were $21.5 million, or $0.72 per diluted share, compared with $9.9 million, or $0.33 per diluted share, in the prior-year period.  Loss from discontinued operations in the first quarter of fiscal 2017 was $5.3 million, or $0.18 per diluted share, compared with $4.8 million, or $0.16 per diluted share, in the prior-year period.  Net income in the first quarter of fiscal 2017 was $16.2 million, or $0.54 per diluted share, compared with $5.1 million, or $0.17 per diluted share, in the prior-year period.

Cash flows from operating activities were $45.5 million in the first quarter of fiscal 2017 compared with $40.7 million in the prior-year period.

Our sales, gross margin and earnings results for the first quarter of fiscal 2017, compared with the prior-year period included a number of significant items which are summarized in the tables below.

The following is a roll forward of sales and gross margin from the three month period ended January 1, 2016, to the three month period ended December 30, 2016:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Three month period ended January 1, 2016	$186,245	$152,430	$102,802	$441,477
Foreign currency gain (loss)	(2,354)	(1,651)	(4,231)	(8,236)
Forward contract gain (loss)	2,845	(99)	-	2,746
Sales volume	5,946	16,393	(593)	21,746
Three month period ended December 30, 2016	$192,682	$167,073	$97,978	$457,733

Gross Margin:
Three month period ended January 1, 2016	59,667	50,235	27,817	137,719
Foreign currency gain (loss)	(993)	59	(844)	(1,778)
Forward contract gain (loss)	2,796	(99)	-	2,697
Volume/mix	(3,831)	10,043	(2,690)	3,522
Factory layout costs (Kaikaku)	1,917	-	-	1,917
DAT integration	800	-	-	800
Other	132	(1,132)	170	(830)
Three month period ended December 30, 2016	$60,488	$59,106	$24,453	$144,047

The following table shows the average foreign exchange rates for the British pound, Canadian dollar and euro relative to the U.S. dollar for the three month period ended December 30, 2016, and January 1, 2016.

	Three Months Ended
	December 30,	January 1,
	2016	2016	Change

GBP to USD	1.2441	1.5139	(17.8)%
CAD to USD	0.7463	0.7513	(0.7)%
EUR to USD	1.0819	1.0880	(0.6)%

The following table shows the impact of changes in the foreign currency exchange rates for the British pound, Canadian dollar and euro relative to the U.S. dollar on operating earnings during the three month period ended December 30, 2016, compared with the prior-year period.

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Foreign currency gain (loss)	$258	$1,159	$(488)	$929
Forward contract gain (loss)	2,041	(250)	278	2,069
Impact on Operating Earnings (Loss)	$2,299	$909	$(210)	$2,998

Results of Operations

For further explanation, please see the roll forward table of sales, gross margin and the analysis of the impact of changes in foreign currency exchange rates at the end of the Overview section.

Three Month Period Ended December 30, 2016, Compared with Three Month Period Ended January 1, 2016

Total sales for the first fiscal quarter increased by $16.3 million, or 3.7%, over the prior-year period.  Sales by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	December 30,	January 1,
	From Prior Year	2016	2016

Avionics & Controls	3.5%	$192,682	$186,245
Sensors & Systems	9.6%	167,073	152,430
Advanced Materials	(4.7)%	97,978	102,802
Total Net Sales		$457,733	$441,477

The $6.4 million increase in Avionics & Controls sales over the prior-year period mainly reflected the following:

•	Higher sales volumes of avionics systems of $1 million reflected increased sales of $7 million in new programs for defense applications substantially offset by lower sales of displays due to timing
•	Higher sales volumes of interface technologies of $7 million mainly for gaming and industrial applications
•	Lower sales volumes of communication and control devices of $2 million mainly due to lower sales of cockpit controls for commercial aviation and headset communication devices for defense applications

The $14.6 million increase in Sensor & Systems sales over the prior-year period principally reflected the following:

•	Higher sales of connection technologies of $5 million for commercial aviation applications and distribution customers
•	Higher sales of advanced sensors of $7 million and power systems of $5 million for OEM and aftermarket customers
•	Unfavorable effect of changes in foreign currency exchange rates of $2 million

The $4.8 million decrease in sales in Advanced Materials over the prior-year period was due mainly to unfavorable foreign currency exchange rates at engineered materials.  Sales volumes were flat in both defense technologies and engineered materials and reflected the following:

•	Lower sales volumes of engineered materials for oil and gas and defense applications offset by higher sales for commercial aviation
•

Lower sales volumes of defense technologies countermeasure devices were offset by higher sales of combustible ordnance.  Defense technologies countermeasure sales volumes were impacted by an energetic incident at one of our operations in May 2016.  Reduced manufacturing operations commenced in the fourth quarter of fiscal 2016, and management expects the factory to be operating at planned capacity in the second half of fiscal 2017.

Overall, gross margin was 31.5% and 31.2% for the first quarter of fiscal 2017 and 2016, respectively.  Gross profit was $144.0 million and $137.7 million for the first quarter of fiscal 2017 and 2016, respectively.  Gross profit and gross margin percentage by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	December 30,	January 1,
	From Prior Year	2016	2016

Avionics & Controls	1.4%	$60,488	$59,667
Sensors & Systems	17.7%	59,106	50,235
Advanced Materials	(12.1)%	24,453	27,817
Total Gross Profit		$144,047	$137,719

Avionics & Controls	(0.6)%	31.4%	32.0%
Sensors & Systems	2.4%	35.4%	33.0%
Advanced Materials	(2.1)%	25.0%	27.1%
Gross Margin Percentage		31.5%	31.2%

Avionics & Controls segment gross margin was 31.4% and 32.0% for the first quarter of fiscal 2017 and 2016, respectively.  Segment gross profit was $60.5 million compared with $59.7 million in the prior-year period.  The $0.8 million increase in gross profit is mainly from a favorable effect of changes in foreign currency and higher sales of new programs at a lower gross margin.

Sensors & Systems segment gross margin was 35.4% and 33.0% for the first quarter of fiscal 2017 and 2016, respectively.  Segment gross profit for the first quarter of fiscal 2017 was $59.1 million compared with $50.2 million in the prior-year period.  The $9 million increase in gross profit principally reflected increased sales volume and favorable product mix across all platforms.

Advanced Materials segment gross margin was 25.0% and 27.1% for the first quarter of fiscal 2017 and 2016, respectively.  Segment gross profit for the first quarter of fiscal 2017 was $24.5 million compared with $27.8 million in the prior-year period.  The $3 million decrease in Advanced Materials gross profit principally reflected a $2 million decrease in gross margin on sales of defense technologies due to the slow ramp up of manufacturing following the May 2016 incident noted above and expenses from the introduction of new countermeasure devices.

Selling, general and administrative expenses (which include corporate expenses) totaled $95.6 million, or 20.9% of sales, and $94.1 million, or 21.3% of sales, for the first quarter of fiscal 2017 and 2016, respectively.  The increase in selling, general and administrative expense mainly reflected a $3 million increase in compensation costs, partially offset by $2 million in favorable exchange rates.

Research, development and engineering spending was $21.0 million, or 4.6% of sales, for the first quarter of fiscal 2017 compared with $25.6 million, or 5.8% of sales, for the first quarter of fiscal 2016.  The $5 million decrease in research, development and engineering principally reflected lower spending in the Avionics & Controls segment.

We expect full year research, development and engineering expense will be 5% of sales, reflecting increased engineering efforts over the remaining three quarters in fiscal 2017.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first quarter of fiscal 2017 totaled $47.7 million, or 10.4% of sales, compared with $35.2 million, or 8.0% of sales, for the first quarter in fiscal 2016.  Segment earnings by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	December 30,	January 1,
	From Prior Year	2016	2016

Avionics & Controls	90.3%	$17,917	$9,413
Sensors & Systems	56.0%	19,946	12,784
Advanced Materials	(23.9)%	9,880	12,990
Total Segment Earnings		$47,743	$35,187

Avionics & Controls	4.2%	9.3%	5.1%
Sensors & Systems	3.5%	11.9%	8.4%
Advanced Materials	(2.5)%	10.1%	12.6%
Segment Earnings Percentage		10.4%	8.0%

Avionics & Controls segment earnings were $17.9 million, or 9.3% of sales, in the first quarter of fiscal 2017 and $9.4 million, or 5.1% of sales, in the first quarter of fiscal 2016.  The $9 million increase in Avionics & Controls segment earnings mainly reflected a $5 million reduction in research, development and engineering and a $3 million decrease in selling, general and administrative expense due to lower integration expense of $2 million and the favorable effect of changes in foreign currency exchange rates.

Sensors & Systems segment earnings were $19.9 million, or 11.9% of sales, for the first quarter of fiscal 2017 compared with $12.8 million, or 8.4% of sales, for the first quarter of fiscal 2016.  The $7 million increase in Sensors & Systems segment earnings principally reflected the following:

•	A $9 million increase in gross profit
•	Partially offset by a $2 million increase in selling, general and administrative expense

Advanced Materials segment earnings were $9.9 million, or 10.1% of sales, for the first quarter of fiscal 2017 compared with $13.0 million, or 12.6% of sales, for the first quarter of fiscal 2016.  The $3 million decrease in Advanced Materials segment earnings mainly reflected the following:

•	A $3 million decrease in gross profit, mostly offset by a $2.6 million insurance recovery noted above
•	A $3 million increase in selling, general and administrative expense

Interest expense for the first quarter of fiscal 2017 was $7.9 million compared with $7.2 million for the first quarter of fiscal 2016.  The increase in interest expense mainly reflected a higher interest rate.

The income tax rate was 1.9% in the first quarter of fiscal 2017 compared with a 0.3% benefit in the prior-year period.  In the first quarter of fiscal 2017, the income tax rate was higher primarily due to higher income from continuing operations before income taxes and an increase in the estimated annual effective tax rate as a result of U.K. limitations on interest deductions, partially offset by increased discrete income tax benefits.  In the first quarter of fiscal 2017, a reduction of the income tax rate in France for fiscal year 2020 resulted in a reduction in our net deferred income tax liabilities of $3.8 million, which was primarily related to acquired intangible assets.  Secondly, $1.2 million of discrete tax benefits was recorded primarily related to a valuation allowance release due to an expected taxable gain from a foreign income tax law change.  Lastly, the early adoption of the accounting standard update for employee share-based payment awards resulted in a $0.7 million tax benefit.  In the prior-year period, the retroactive extension of the U.S. federal research and experimentation credits resulted in a $1.3 million tax benefit.

Recent proposals to lower the U.S. corporate income tax rate from the current Federal statutory income tax rate of 35% would require us to reduce our net deferred tax assets primarily related to our U.S. post-retirement benefit plan, resulting in a one-time, non-cash increase in income tax expense in the year of enactment.  In subsequent years, our income tax expense would be materially reduced.

During the next 12 months, it is reasonably possible that approximately $1.4 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of a statute of limitations.  We recognize interest related to unrecognized tax benefits in income tax expense.

New orders for the first quarter of fiscal 2017 were $421.5 million compared with $458.1 million in the prior-year period, reflecting a decrease in our Avionics & Controls and Sensors & Systems segments, partially offset by an increase in our Advanced Materials segment.  Backlog was $1.3 billion at December 30, 2016, and September 30, 2016, and $1.2 billion at January 1, 2016.

Liquidity and Capital Resources

Cash and cash equivalents at December 30, 2016, totaled $278.0 million, an increase of $19.5 million from September 30, 2016.  Net working capital decreased to $773.2 million at December 30, 2016, from $777.3 million at September 30, 2016.  Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expenses.

Cash flows provided by operating activities were $45.5 million and $40.7 million in the first three months of fiscal 2017 and 2016, respectively.

Cash flows used by investing activities were $15.3 million and $14.9 million in the first three months of fiscal 2017 and 2016, respectively, and were primarily for capital expenditures.

Cash flows provided by financing activities were $1.8 million in the first three months of fiscal 2017, mainly reflecting:

•	$10.7 million in proceeds from the issuance of common stock under our employee stock plans
•	Partially offset by:
•	$5.0 million net repayment of long-term credit facilities
•	$3.1 million repayment of long-term debt

Cash flows used by financing activities were $11.2 million in the first three months of fiscal 2016 and mainly reflected:

•	$10.0 million repayment of long-term credit facilities
•	$3.2 million repayment of long-term debt
•	Partially offset by $2.6 million in proceeds from the issuance of common stock under our employee stock plans

Capital expenditures, consisting of building, machinery, equipment and computers, are anticipated to be approximately $60 million during fiscal 2017, compared with $68.5 million expended in fiscal 2016 (excluding acquisitions).  Capital expenditures in fiscal 2017 are lower compared with the prior year due to the purchase of a building for our DAT operation in the prior year.

Total debt at December 30, 2016, was $838.2 million and consisted of $233.7 million of the U.S. Term Loan, due 2020, $342.5 million (€330.0 million) of the 2023 Notes, $150.0 million in borrowings under our secured credit facility, $44.3 million in government refundable advances, and $67.7 million under capital lease obligations.

We believe cash on hand and funds generated from operations and borrowing capacity available under our debt facilities are sufficient to fund operating cash requirements and capital expenditures through the next twelve months.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases you can identify forward-looking statements by terminology such as “anticipate,” “believe,”

“continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in “Forward-Looking Statements” and “Risk Factors” in our Report on Form 10-K for the fiscal year ended September 30, 2016, that may cause our or the industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  You should not place undue reliance on these forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements.  Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof.  We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first three months of fiscal 2017.  A discussion of our exposure to market risk is provided in the Company’s Report on Form 10-K for the fiscal year ended September 30, 2016.

Item 4.               Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 30, 2016.  Based upon that evaluation, they concluded as of December 30, 2016, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of December 30, 2016, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

See Note 9 to the Consolidated Financial Statements included in Part 1, Item 1 of this report for information regarding legal proceedings.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 6.               Exhibits

Exhibit
Number		Exhibit Index

10.1	*	Termination Protection Agreement, dated December 18, 2015, between Esterline Technologies Corporation and Roger A. Ross.

10.2	*

Esterline Technologies Corporation Fiscal Year 2017 Annual Incentive Compensation Plan.  (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016 [Commission File Number 1-6357].)

10.3	*

Esterline Technologies Corporation Long-Term Incentive Performance Share Plan, for fiscal years 2017 - 2019.  (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016 [Commission File Number 1-6357].)

10.4	*

Esterline Technologies Corporation 2002 Employee Stock Purchase Plan, as amended on November 22, 2016.  (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016 [Commission File Number 1-6357].)

10.5	*

Form on Global Stock Option Agreement for Esterline Technologies Corporation 2013 Equity Incentive Plan (dated November 2016).  (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016 [Commission File Number 1-6357].)

10.6	*

Form on Restricted Stock Unit Agreement for Esterline Technologies Corporation 2013 Equity Incentive Plan (dated November 2016).  (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016 [Commission File Number 1-6357].)

11		Schedule setting forth computation of basic and diluted earnings per share for the three month periods ended December 30, 2016, and January 1, 2016.

31.1		Certification of Chief Executive Officer.

31.2		Certification of Chief Financial Officer.

32.1		Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: February 3, 2017	By:	/s/ Robert D. George
Robert D. George
Executive Vice President, Chief Financial Officer, and
Corporate Development
(Principal Financial Officer)