Form 10-Q
period 2017-03-31
ESTERLINE TECHNOLOGIES CORP
filed 2017-05-05
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 2, 2017, 29,773,809 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of March 31, 2017 and September 30, 2016

(In thousands, except share amounts)

	March 31,	September 30,
	2017	2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$253,475	$258,520
Cash in escrow	-	1,125
Accounts receivable, net of allowances of $18,073 and $17,028	398,793	422,073
Inventories
Raw materials and purchased parts	183,441	177,069
Work in progress	176,757	171,515
Finished goods	105,390	101,622
	465,588	450,206

Income tax refundable	6,046	5,183
Prepaid expenses	21,470	17,909
Other current assets	5,433	5,322
Current assets of businesses held for sale	3,659	15,450
Total Current Assets	1,154,464	1,175,788

Property, Plant and Equipment	812,392	795,790
Accumulated depreciation	478,647	457,756
	333,745	338,034

Other Non-Current Assets
Goodwill	1,000,806	1,024,667
Intangibles, net	359,179	393,035
Deferred income tax benefits	73,961	75,409
Other assets	14,177	13,698
Non-current assets of businesses held for sale	10,144	11,400
Total Assets	$2,946,476	$3,032,031

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of March 31, 2017 and September 30, 2016

(In thousands, except share amounts)

	March 31,	September 30,
	2017	2016
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$123,608	$121,816
Accrued liabilities	232,976	238,163
Current maturities of long-term debt	14,168	16,774
Federal and foreign income taxes	4,700	10,932
Current liabilities of businesses held for sale	1,069	10,813
Total Current Liabilities	376,521	398,498

Long-Term Liabilities
Credit facilities	90,000	155,000
Long-term debt, net of current maturities	674,205	698,796
Deferred income tax liabilities	42,039	53,798
Pension and post-retirement obligations	90,962	92,520
Other liabilities	20,178	21,968
Non-current liabilities of businesses held for sale	1,685	320

Shareholders' Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued 32,909,736 and 32,564,252 shares	6,582	6,513
Additional paid-in capital	724,702	702,610
Treasury stock at cost, repurchased 3,135,927 and 3,135,927 shares	(308,514)	(308,514)
Retained earnings	1,600,962	1,548,805
Accumulated other comprehensive loss	(383,565)	(348,857)
Total Esterline Shareholders' Equity	1,640,167	1,600,557
Noncontrolling interests	10,719	10,574
Total Shareholders' Equity	1,650,886	1,611,131
Total Liabilities and Shareholders' Equity	$2,946,476	$3,032,031

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the Three and Six Month Periods Ended March 31, 2017 and April 1, 2016

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2017	2016	2017	2016

Net Sales	$509,182	$490,310	$966,915	$931,787
Cost of Sales	333,263	334,137	646,949	637,895
	175,919	156,173	319,966	293,892
Expenses
Selling, general & administrative	97,083	102,423	192,716	196,514
Research, development and engineering	26,808	24,974	47,846	50,549
Restructuring charges	-	940	-	1,871
Insurance recovery	(5,189)	-	(7,789)	-
Total Expenses	118,702	128,337	232,773	248,934

Operating Earnings from Continuing Operations	57,217	27,836	87,193	44,958
Interest Income	(100)	(94)	(196)	(181)
Interest Expense	7,458	7,294	15,346	14,510
Earnings from Continuing Operations Before Income Taxes	49,859	20,636	72,043	30,629
Income Tax Expense (Benefit)	14,160	3,416	14,580	3,383
Earnings from Continuing Operations Including Noncontrolling Interests	35,699	17,220	57,463	27,246
Earnings Attributable to Noncontrolling Interests	(552)	(224)	(791)	(386)
Earnings from Continuing Operations Attributable to Esterline, Net of Tax	35,147	16,996	56,672	26,860
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(34)	(2,023)	(5,370)	(6,803)
Net Earnings Attributable to Esterline	$35,113	$14,973	$51,302	$20,057

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$1.18	$0.58	$1.91	$0.91
Discontinued operations	-	(0.07)	(0.18)	(0.23)
Earnings (Loss) Per Share - Basic	$1.18	$0.51	$1.73	$0.68

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$1.17	$0.57	$1.90	$0.90
Discontinued operations	-	(0.07)	(0.18)	(0.23)
Earnings (Loss) Per Share - Diluted	$1.17	$0.50	$1.72	$0.67

Net Earnings	$35,113	$14,973	$51,302	$20,057

Change in Fair Value of Derivative Financial Instruments	5,604	20,274	(695)	16,101
Income Tax Expense (Benefit)	1,428	5,779	(481)	4,494
	4,176	14,495	(214)	11,607

Change in Pension and Post-Retirement Obligations	1,063	(87)	3,596	2,188
Income Tax Expense (Benefit)	260	83	1,252	840
	803	(170)	2,344	1,348

Foreign Currency Translation Adjustment	16,189	31,246	(36,838)	(8,215)
Comprehensive Income (Loss)	$56,281	$60,544	$16,594	$24,797

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Month Periods Ended March 31, 2017 and April 1, 2016

(Unaudited)

(In thousands)

	March 31,	April 1,
	2017	2016

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$52,093	$20,443
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	51,169	48,736
Deferred income taxes	(8,311)	(10,094)
Share-based compensation	7,352	7,578
Excess tax benefits from share-based compensation	-	(496)
Gain on sale of discontinued operations	(1,188)	-
Loss on assets held for sale	4,409	3,572
Working capital changes:
Accounts receivable	17,129	7,700
Inventories	(24,572)	(7,275)
Prepaid expenses	(3,807)	1,120
Other current assets	(271)	624
Accounts payable	2,861	1,439
Accrued liabilities	(6,927)	917
Federal and foreign income taxes	(6,361)	(690)
Other liabilities	996	(1,345)
Other, net	6,773	7,159
	91,345	79,388

Cash Flows Provided (Used) by Investing Activities
Purchase of capital assets	(29,077)	(42,506)
Escrow deposit	-	(1,125)
Proceeds from sale of discontinued operations	600	-
	(28,477)	(43,631)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	16,795	3,985
Withholding taxes on restricted stock units vested	(1,072)	-
Excess tax benefits from share-based compensation	-	496
Shares repurchased	-	(12,076)
Repayment of long-term credit facilities	(70,000)	(10,000)
Repayment of long-term debt	(9,433)	(6,158)
Proceeds from issuance of long-term credit facilities	5,000	15,000
	(58,710)	(8,753)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(9,203)	912
Net Increase (Decrease) in Cash and Cash Equivalents	(5,045)	27,916

Cash and Cash Equivalents - Beginning of Year	258,520	191,355
Cash and Cash Equivalents - End of Period	$253,475	$219,271

Supplemental Cash Flow Information:
Cash paid for interest	$14,384	$13,314
Cash paid for taxes	25,323	6,654

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended March 31, 2017 and April 1, 2016

Note 1 – Basis of Presentation

The consolidated balance sheet as of March 31, 2017, the consolidated statement of operations and comprehensive income (loss) for the three and six month periods ended March 31, 2017, and April 1, 2016, and the consolidated statement of cash flows for the six month periods ended March 31, 2017, and April 1, 2016, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the above statements do not include all of the footnotes required for complete financial statements.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year.  Moreover, the Company’s first fiscal quarter, October through December, includes significant holiday periods in both Europe and North America, resulting in fewer business days.

Note 2 – Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (FASB) issued new guidance on the presentation of the net periodic cost of postretirement benefit programs. The new standard requires sponsors of defined benefit postretirement plans to present the non-service cost components of net periodic benefit cost separate from the service cost component on the income statement. The new standard also requires that the non-service cost components of net periodic benefit cost no longer be capitalized within assets. The Company is evaluating the effects the standard will have on the Company's consolidated financial statements and related disclosures beyond the change in income statement presentation. This new standard is effective for the Company in fiscal year 2019, with early adoption permitted.

In January 2017, FASB issued new guidance regarding the goodwill impairment test.  The new guidance eliminates the Step 2 valuation test, when evaluating goodwill for impairment.  The new guidance requires that an entity performs its annual or interim goodwill test by comparing the fair value of the reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.  The guidance will be effective for the company in fiscal year 2021, with early adoption permitted.

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

In March 2016, the FASB issued new guidance simplifying certain aspects of accounting for share-based payments.  The key provision of the new standard requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than in equity.  The Company adopted the new guidance during the first six months of fiscal 2017, which resulted in a $1.0 million benefit to income tax expense and a favorable impact to operating cash flows of $1.0 million.  The Company has also elected to account for forfeitures as they occur, rather than estimate expected forfeitures, which resulted in a positive cumulative effect on retained earnings of $0.9 million and a reduction of additional paid-in capital of $0.9 million.

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

Anticipated changes under the new standard include accounting for development costs and associated customer funding related to certain contracts and increased use of over time revenue recognition based on costs incurred for certain contracts. The new standard also significantly enhances required disclosures regarding revenue and related assets and liabilities.

The Company continues to evaluate the impacts associated with the new standard and estimated impacts of adoption on the financial statements and related disclosures.  The Company is in the process of evaluating changes to business processes, systems and internal controls required to implement the new accounting standard.

Note 3 – Earnings Per Share and Shareholders’ Equity

Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year.  Diluted earnings per share includes the dilutive effect of stock options, restricted stock units and share units related to the Company’s performance share plan to the extent that performance share plan objectives are met.  Common shares issuable from stock options excluded from the calculation of diluted earnings per share because they were anti-dilutive were 740,575 and 775,225 in the three and six month periods ending March 31, 2017.  Common shares issuable from stock options excluded from the calculation of diluted earnings per share because they were anti-dilutive were 766,500 and 688,600 in the three and six month periods ending April 1, 2016.  Shares used for calculating earnings per share are disclosed in the following table:

In Thousands	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2017	2016	2017	2016

Shares used for basic earnings per share	29,719	29,588	29,633	29,585
Shares used for diluted earnings per share	29,959	29,825	29,895	29,882

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value).  As of March 31, 2017, and September 30, 2016, there were no shares of preferred stock or serial preferred stock outstanding.

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

There were no shares repurchased during the six months ended March 31, 2017.  There were 202,310 shares repurchased during the six months ended April 1, 2016.  Since the program began, the Company has repurchased 3,135,927 shares for an aggregate purchase price of $308.5 million, leaving $91.5 million in shares available for repurchase in the future.

Changes in issued and outstanding common shares are summarized as follows:

	Six Months Ended	Year Ended
	March 31,	September 30,
	2017	2016
Shares Issued:
Balance, beginning of year	32,564,252	32,378,185
Shares issued under share-based compensation plans	345,484	186,067
Balance, end of current period	32,909,736	32,564,252

Treasury Stock:
Balance, beginning of year	(3,135,927)	(2,831,350)
Shares purchased	-	(304,577)
Balance, end of current period	(3,135,927)	(3,135,927)

Shares outstanding, end of period	29,773,809	29,428,325

The components of Accumulated Other Comprehensive Gain (Loss):

In Thousands	March 31,	September 30,
	2017	2016

Unrealized gain (loss) on derivative contracts	$(5,242)	$(4,547)
Tax effect	1,558	1,077
	(3,684)	(3,470)

Pension and post-retirement obligations	(112,750)	(116,346)
Tax effect	38,552	39,804
	(74,198)	(76,542)

Foreign currency translation adjustment	(305,683)	(268,845)
Accumulated other comprehensive gain (loss)	$(383,565)	$(348,857)

Note 4 – Retirement Benefits

The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC Electronics, Inc. (CMC).  The Company also sponsors a number of other non-U.S. defined benefit pension plans, primarily in Belgium, France and Germany.  Components of periodic pension cost consisted of the following:

In Thousands	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2017	2016	2017	2016

Components of Net Periodic Cost
Service cost	$3,368	$2,945	$6,725	$5,902
Interest cost	3,734	4,247	7,455	8,640
Expected return on plan assets	(6,290)	(5,993)	(12,555)	(11,904)
Amortization of prior service cost	115	112	229	226
Amortization of actuarial (gain) loss	1,638	1,577	3,401	3,059
Net periodic cost (benefit)	$2,565	$2,888	$5,255	$5,923

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

Level 3 – Valuations are based on model-based techniques for which some or all of the assumptions are not observable and therefore obtained from indirect market information that is significant to the overall fair value measurement and which require a significant degree of management judgment.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2017, and September 30, 2016.

In Thousands	Level 2
	March 31,	September 30,
	2017	2016
Assets:
Derivative contracts designated as hedging instruments	$1,809	$2,948
Derivative contracts not designated as hedging instruments	219	143
Embedded derivatives	2,125	2,485

Liabilities:
Derivative contracts designated as hedging instruments	$7,052	$7,828
Derivative contracts not designated as hedging instruments	5,863	6,720
Embedded derivatives	661	985

In Thousands	Level 3
	March 31,	September 30,
	2017	2016
Assets:
Estimated value of assets held for sale	$13,803	$26,850

Liabilities:
Estimated value of liabilities held for sale	$2,754	$11,133

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

In fiscal 2014, the Company’s board of directors approved the plan to sell certain non-core business units. Based upon the estimated fair values, the Company adjusted the carrying value of the assets and liabilities of the businesses to fair value.  Principle assumptions used in measuring the estimated value of assets and liabilities held for sale included estimated selling price of the discontinued business, discount rates, industry growth rates, and pricing of comparable transactions in the market.  The change in the estimated value of assets and liabilities held for sale is due to disposing of a business with assets held for sale of $10.5 million and liabilities held for sale of $7.4 million at September 30, 2016.  In addition, the estimated selling price of the remaining business held for sale was reduced by $4.4 million during fiscal year 2017.  The valuations are categorized as Level 3 in the fair value hierarchy.

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

The fair value of derivative instruments is presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements.  The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of March 31, 2017, and September 30, 2016.  The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates.  These exposures arise primarily from purchases or sales of products and services from third parties.  Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies.  At March 31, 2017, and September 30, 2016, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $392.0 million and $450.9 million, respectively.  These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

Fair Value of Derivative Instruments

Fair value of derivative instruments in the Consolidated Balance Sheet at March 31, 2017, and September 30, 2016, consisted of:

In Thousands		Fair Value
		March 31,	September 30,
	Classification	2017	2016
Foreign Currency Forward Exchange Contracts:
	Other current assets	$1,817	$1,757
	Other assets	211	1,334
	Accrued liabilities	10,519	11,168
	Other liabilities	2,396	3,380

Embedded Derivative Instruments:
	Other current assets	$1,598	$1,864
	Other assets	527	621
	Accrued liabilities	651	866
	Other liabilities	10	119

The effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the six month periods ended March 31, 2017, and April 1, 2016, consisted of:

Fair Value Hedges and Embedded Derivatives

The Company recognized the following gains (losses) on contracts designated as fair value hedges and embedded derivatives:

In Thousands	Three Months Ended		Six Months Ended
Gain (Loss)	March 31,	April 1,	March 31,	April 1,
	2017	2016	2017	2016
Embedded derivatives:
Recognized in sales	$(518)	$(4,708)	$(265)	$(3,607)

Cash Flow Hedges

The Company recognized the following gains (losses) on contracts designated as cash flow hedges:

In Thousands	Three Months Ended		Six Months Ended
Gain (Loss)	March 31,	April 1,	March 31,	April 1,
	2017	2016	2017	2016
Foreign currency forward exchange contracts:
Recognized in AOCI (effective portion)	$9,050	$25,688	$7,176	$28,574
Reclassified from AOCI into sales	(3,446)	(5,414)	(7,871)	(12,473)

Net Investment Hedges

The Company recognized the following gains (losses) on contracts designated as net investment hedges:

In Thousands	Three Months Ended		Six Months Ended
Gain (Loss)	March 31,	April 1,	March 31,	April 1,
	2017	2016	2017	2016
2023 Notes and Accrued Interest:
Recognized in AOCI	$(4,534)	$(17,785)	$19,379	$(6,252)

During the second quarter of fiscal 2017 and 2016, the Company recorded a gain of $2.4 million and a loss of $0.9 million, respectively, on foreign currency forward exchange contracts that have not been designated as accounting hedges.  During the first six months of fiscal 2017 and 2016, the Company recorded losses of $0.3 million and $2.7 million, respectively, on foreign currency forward exchange contracts that have not been designated as accounting hedges.  These foreign currency exchange gains and losses are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first six months of fiscal 2017 and 2016.  In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first six months of fiscal 2017 and 2016.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles.  The Company expects to reclassify approximately $4.6 million of net loss into earnings over the next 12 months.  The maximum duration of the Company’s foreign currency cash flow hedge contracts at March 31, 2017, is 24 months.

Note 7 – Income Taxes

The income tax rate was 28.4% in the second quarter of fiscal 2017 compared with 16.6% in the prior-year period.  In the second quarter of fiscal 2017, the income tax rate reflects U.K. tax law changes limiting interest expense deductions.  The income tax rate differed from the statutory rate in the second quarter of fiscal 2017 and 2016, as both years benefited from various tax credits and certain foreign interest expense deductions.

The income tax rate was 20.2% and 11.0% for the first six months of fiscal 2017 and 2016, respectively.  The income tax rate in the current period was higher primarily due to U.K. limitations on interest deductions.  In the first six months of 2017, the Company recognized $5.4 million of discrete tax benefits primarily related to a reduction of the income tax rate in France for fiscal year 2020 and the early adoption of the accounting standard update for employee share-based payment awards.  In the first six months of 2016, the Company recognized approximately $2.2 million of discrete tax benefits principally related to the enactment of tax laws reducing the U.K. statutory income tax rate, and the retroactive extension of the U.S. federal research and development credits.

During the next 12 months, it is reasonably possible that approximately $1.4 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.  The Company recognizes interest related to unrecognized tax benefits in income tax expense.

Note 8 – Debt

Long-term debt at March 31, 2017 and September 30, 2016, consisted of the following:

In Thousands	March 31,	September 30,
	2017	2016

U.S. credit facility	$90,000	$155,000
U.S. Term Loan, due April 2020	231,250	237,500
3.625% Senior Notes, due April 2023	351,648	370,920
Government refundable advances	42,139	44,994
Debt issuance costs	(5,132)	(5,609)
Obligation under capital leases	68,468	67,765
	778,373	870,570
Less current maturities	14,168	16,774
Carrying amount of long-term debt	$764,205	$853,796

U.S. Credit Facility

On April 9, 2015, the Company amended its secured credit facility to extend the maturity to April 9, 2020, increase the amount available for borrowing under the secured revolving credit facility to $500 million, and provide for a delayed-draw term loan facility of $250 million.  The Company recorded $2.3 million in debt issuance costs.  The credit facility is secured by substantially all the Company’s assets, and interest is based on standard inter-bank offering rates.  The interest rate ranges from LIBOR plus 1.25% to LIBOR plus 2.00% depending on leverage ratios at the time the funds are drawn.  The Company had $90.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.75%.  At March 31, 2017, the weighted average interest rate was 2.45%.

U.S. Term Loan, due April 2020

On August 3, 2015, the Company borrowed $250 million under the U.S. Term Loan, due 2020, provided for under the amended secured credit facility (U.S. Term Loan, due 2020).  The interest rate on the U.S. Term Loan, due 2020, ranges from LIBOR plus 1.25% to LIBOR plus 2.00%.  At March 31, 2017, the interest rate was LIBOR plus 1.75%, which equaled 2.49%.  The loan amortizes at 1.25% of the original principal balance quarterly through March 2020, with the remaining balance due in April 2020.

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

Based on quoted market prices, the fair value of the Company’s 2023 Notes was $357.8 million and $365.3 million as of March 31, 2017, and September 30, 2016, respectively.  The carrying amount of the secured credit facility and the U.S. Term Loan, due 2020, approximate fair value.  The estimate of fair value for the 2023 Notes is based on Level 2 inputs as defined in the fair value hierarchy described in Note 5.

Government Refundable Advances

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation.  The requirement to repay this advance is solely based on year-over-year commercial aviation revenue growth at CMC beginning in 2014.  Imputed interest on the advance was 2.3% at March 31, 2017.  The debt recognized was $42.1 million and $45.0 million as of March 31, 2017, and September 30, 2016, respectively.

Obligation Under Capital Lease

The Company leases building and equipment under capital leases.  The present value of the minimum capital lease payments, net of the current portion, totaled $66.6 million and $66.2 million as of March 31, 2017, and September 30, 2016, respectively.

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

As of March 31, 2017, and September 30, 2016, the Company had a liability of $0.3 million and $0.8 million, respectively, related to environmental remediation at a previously sold business for which the Company provided indemnification.

On March 5, 2014, the Company entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DTCC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations.  The Consent Agreement settled the pending ITAR compliance matter with the DTCC previously reported by the Company that resulted from voluntary reports the Company filed with DTCC that disclosed possible technical and administrative violations of the ITAR.  The Consent Agreement has a three-year term and provides for:  (i) a payment of $20 million, $10 million of which is suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures; (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures and training.  The Company expects to be released from the Consent Agreement in fiscal 2017, depending upon the Company’s satisfactory completion of the remaining requirements under the agreement and the timing of final approval by the DTCC.  The $10 million portion of the settlement that was not subject to suspension was paid in installments, with $8 million paid over fiscal years 2014, 2015 and 2016.  The remaining $2 million was paid in February 2017.  In fiscal 2016, the DTCC approved costs the Company incurred to implement compliance measures to fully offset the $10 million suspended payment.

During the second quarter of fiscal 2017, the Company received a $5.2 million insurance recovery due to an energetic incident at one of its countermeasure operations, which occurred in the third quarter of fiscal 2016.  The insurance recovery from this incident was $7.8 million for the first six months of 2017 and was $5 million in fiscal 2016.

Note 10 – Employee Stock Plans

As of March 31, 2017, the Company had three share-based compensation plans, which are described below.  The compensation cost that has been charged against income for those plans was $7.4 million and $7.6 million for the first six months of fiscal 2017 and 2016, respectively.  During the first six months of fiscal 2017 and 2016, the Company issued 345,484 and 103,629 shares, respectively, under its share-based compensation plans.

Employee Stock Purchase Plan (ESPP)

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded.

Employee Sharesave Scheme

The Company offers shares under its employee sharesave scheme for U.K. employees.  This plan allows participants the option to purchase shares at a 5% discount of the market price of the stock as of the beginning of the offering period.  The term of these options is three years.  The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan.  Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  There were no grants in the six month periods ended March 31, 2017, and April 1, 2016.

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 234,700 and 218,200 options to purchase shares in the six month periods ended March 31, 2017, and April 1, 2016, respectively.  The weighted-average grant date fair value of options granted during the six month periods ended March 31, 2017, and April 1, 2016, was $32.60 and $35.84 per share, respectively.

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

	Six Months Ended
	March 31,	April 1,
	2017	2016

Volatility	34.97 - 35.42%	33.06 - 40.52%
Risk-free interest rate	1.98 - 2.51%	1.61 - 2.24%
Expected life (years)	5 - 9	5 - 9
Dividends	0	0

The Company granted 37,100 and 36,000 restricted stock units in the six month periods ended March 31, 2017, and April 1, 2016, respectively.  The weighted-average grant date fair value of restricted stock units granted during the six month periods ended March 31, 2017, and April 1, 2016, was $76.83 and $85.33 per share, respectively.  The fair value of each restricted stock unit granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.

The Company granted 42,600 and 55,300 performance share plan (PSP) shares in the six month periods ended March 31, 2017, and April 1, 2016, respectively.  PSP shares will be paid out in shares of Esterline common stock at the end of the three year performance period.  The PSP shares granted in each period equaled the number of shares participants would receive if the Company achieves target performance over the relevant period.  The actual number of shares that will be paid out upon completion of the performance period is based on actual performance and may range from 0% to 300% of the target number of shares.

Note 11 – Discontinued Operations

The Company’s board of directors previously approved the plan to sell certain non-core business units including Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; a small distribution business; and a small manufacturing business.

On May 4, 2016, the Company sold certain assets of Wallop for 2.5 million British pounds and contingent consideration of up to a maximum payment of 9 million British pounds.  The contingent consideration is payable based upon receipt of acceptable orders during a three year period ending May 3, 2019, and is equal to the amount of the acceptable order multiplied by a specified percentage ranging from 26.5% to 31%.  The contingent consideration amount was estimated to be 5.6 million British pounds at March 31, 2017.

On March 28, 2017, the Company sold a small manufacturing business for $0.6 million and a note receivable of $2.4 million, resulting in a gain on sale of the business of $1.2 million.  The note receivable is due March 28, 2021, with an interest rate of 2.05%.

The Company incurred no loss from discontinued operations in the second quarter of fiscal 2017 compared to $2.0 million loss from discontinued operations in the second quarter of fiscal 2016.  During the first six months of fiscal 2017 and 2016, the Company incurred a loss from discontinued operations of $5.4 million and $6.8 million, respectively.  Included in the loss of $5.4 million for the first six months of fiscal 2017 was a $4.3 million loss on Wallop assets held for sale, principally due to a reduction in the estimated sale price and the effect of changes in foreign currency exchange rates.  There was no significant change to the estimated sale price in the second quarter of fiscal 2017.

The operating results of the discontinued operations for the three month period ended March 31, 2017, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$2,268	$-	$-	$-	$2,268

Operating earnings (loss)	752	(2)	(1,269)	(289)	(808)
Tax expense (benefit)	(191)	-	(482)	(101)	(774)
Income (loss) from discontinued operations	$943	$(2)	$(787)	$(188)	$(34)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$54	$-	$265	$-	$319
Gain on sale of discontinued operation	1,188	-	-	-	1,188

The operating results of the discontinued operations for the six month period ended March 31, 2017, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$4,964	$-	$-	$-	$4,964

Operating earnings (loss)	(119)	893	(6,616)	(893)	(6,735)
Tax expense (benefit)	(430)	-	(623)	(312)	(1,365)
Income (loss) from discontinued operations	$311	$893	$(5,993)	$(581)	$(5,370)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$(86)	$-	$(4,323)	$-	$(4,409)
Gain on sale of discontinued operation	1,188	-	-	-	1,188

The operating results of the discontinued operations for the three month period ended April 1, 2016, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$4,479	$-	$2,289	$-	$6,768

Operating earnings (loss)	1,072	(151)	(2,874)	(7)	(1,960)
Tax expense (benefit)	273	-	(210)	-	63
Income (loss) from discontinued operations	$799	$(151)	$(2,664)	$(7)	$(2,023)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$326	$-	$(1,381)	$-	$(1,055)

The operating results of the discontinued operations for the six month period ended April 1, 2016, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$10,061	$-	$4,773	$-	$14,834

Operating earnings (loss)	1,969	(307)	(8,867)	(11)	(7,216)
Tax expense (benefit)	686	-	(1,099)	-	(413)
Income (loss) from discontinued operations	$1,283	$(307)	$(7,768)	$(11)	$(6,803)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$56	$-	$(3,628)	$-	$(3,572)

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at March 31, 2017, are comprised of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Other current assets	$-	$-	$3,659	$3,659
Current Assets of Businesses Held for Sale	-	-	3,659	3,659

Net property, plant and equipment	5,262	-	-	5,262
Other assets	-	-	4,882	4,882
Non-Current Assets of Businesses Held for Sale	5,262	-	4,882	10,144

Accounts payable	-	-	231	231
Accrued liabilities	-	-	838	838
Current Liabilities of Businesses Held for Sale	-	-	1,069	1,069

Deferred income tax liabilities	-	-	1,365	1,365
Other liabilities	-	-	320	320
Non-Current Liabilities of Businesses Held for Sale	-	-	1,685	1,685

Net Assets of Businesses Held for Sale	$5,262	$-	$5,787	$11,049

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at September 30, 2016, were comprised of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Accounts receivable, net	$2,588	$-	$4,093	$6,681
Inventories	8,070	-	398	8,468
Prepaid expenses	127	-	103	230
Income tax refundable	-	-	71	71
Current Assets of Businesses Held for Sale	10,785	-	4,665	15,450

Net property, plant and equipment	5,368	-	2,869	8,237
Intangibles, net	-	-	1,856	1,856
Deferred income tax benefits	(392)	-	400	8
Other assets	-	-	1,299	1,299
Non-Current Assets of Businesses Held for Sale	4,976	-	6,424	11,400

Accounts payable	441	-	1,463	1,904
Accrued liabilities	7,000	-	1,909	8,909
Current Liabilities of Businesses Held for Sale	7,441	-	3,372	10,813

Other liabilities	-	-	320	320
Non-Current Liabilities of Businesses Held for Sale	-	-	320	320

Net Assets of Businesses Held for Sale	$8,320	$-	$7,397	$15,717

Note 12 – Business Segment Information

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

In Thousands	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2017	2016	2017	2016
Sales
Avionics & Controls	$213,593	$198,665	$406,275	$384,910
Sensors & Systems	182,478	176,069	349,551	328,499
Advanced Materials	113,111	115,576	211,089	218,378
	$509,182	$490,310	$966,915	$931,787

Earnings from Continuing Operations Before Income Taxes
Avionics & Controls	$21,761	$2,649	$39,678	$12,062
Sensors & Systems	27,156	20,944	47,102	33,728
Advanced Materials	28,322	23,208	38,202	36,198
Segment Earnings	77,239	46,801	124,982	81,988

Corporate expense	(20,022)	(18,965)	(37,789)	(37,030)
Interest income	100	94	196	181
Interest expense	(7,458)	(7,294)	(15,346)	(14,510)
	$49,859	$20,636	$72,043	$30,629

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

Our current business and strategic plan focuses on the continued development of our products principally for aerospace and defense markets and operational excellence.  We are concentrating our efforts to expand our capabilities in these markets, to anticipate the global needs of our customers, and to continually improve our operational performance.  These efforts focus on continuous research and new product development, acquisitions and strategic realignments of operations to offer more comprehensive solutions across our product offerings, and the implementation of the principles of our operating system to become a supplier of choice for our customers.

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

Sales for the second quarter of fiscal 2017 increased $19 million to $509.2 million over the prior-year period due to strong sales of Avionics & Controls and Sensors & Systems segment products.

Gross margin was 34.5% in the second quarter of fiscal 2017 compared with 31.9% in the prior-year period.  Gross profit was $175.9 million and $156.2 million for the second quarter of fiscal 2017 and 2016, respectively.  Gross profit mainly benefited from higher sales volume and favorable product mix of Avionics & Controls and Sensors & Systems segment products.

For further explanation about changes in sales and gross profit in the second quarter of fiscal 2017 over the prior-year period, refer to the table at the end of this Overview section for a roll forward presentation of sales and gross profit.

Selling, general and administrative expenses decreased by $5.3 million in the second quarter of fiscal 2017 over the prior-year period to $97.1 million, principally reflecting lower integration expense and favorable effect of changes in foreign currency rates.

Research, development and engineering expense increased by $1.8 million to $26.8 million, or 5.3% of sales, in the second quarter of fiscal 2017 from the prior-year period.  The increase mainly reflects higher expense for our Advanced Materials segment.

During the second quarter of fiscal 2017, we received a $5.2 million insurance recovery resulting from an energetic incident at one of our countermeasure operations, which occurred in the third quarter of fiscal 2016.  The insurance recovery is reported as a separate line item on the Consolidated Statement of Operations and Comprehensive Income (Loss) and is included in Advanced Materials segment earnings.  Sales and gross margin of our countermeasure operations business continued to be impacted by the controlled restart of operations following the incident.  Management expects the factory will be at planned production levels beginning in the third quarter of fiscal 2017.  We received a $5.0 million insurance recovery in the fourth quarter of fiscal 2016 and a $2.6 million insurance recovery in the first quarter of fiscal 2017.

The income tax rate was 28.4% in the second quarter of fiscal 2017 compared with 16.6% in the prior-year period.  The increase in the income tax rate is a result of U.K. limitations on interest deductions.

Earnings from continuing operations in the second quarter of fiscal 2017 were $35.1 million, or $1.17 per diluted share, compared with $17.0 million, or $0.57 per diluted share, in the prior-year period.

As explained in Note 11 to the Consolidated Financial Statements included in Part 1, Item 1 of this report, in fiscal 2014, our board of directors previously approved the plan to sell certain non-core business units including Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; a small distribution business; and a small manufacturing business.  On March 28, 2017, we sold a small manufacturing business for $0.6 million and a note receivable of $2.4 million, resulting in a gain on sale of the business of $1.2 million.  On May 4, 2016, we sold certain assets of Wallop and entered into an agreement to sell Wallop’s naval business.  These businesses are reported as discontinued operations.

Discontinued operations in the second quarter of fiscal 2017 were breakeven compared with a $2.0 million loss, or $0.07 per diluted share, in the prior-year period.

Net income in the second quarter of fiscal 2017 was $35.1 million, or $1.17 per diluted share, compared with $15.0 million, or $0.50 per diluted share, in the prior-year period.

Sales for the first six months of fiscal 2017 increased $35.1 million to $966.9 million over the prior-year period due to strong sales of Avionics & Controls and Sensors & Systems segment products.

Gross margin was 33.1% in the first six months of fiscal 2017 compared with 31.5% in the prior-year period. Gross profit was $320.0 million and $293.9 million for the first six months of fiscal 2017 and 2016, respectively.  Gross profit mainly benefited from higher sales volume and favorable product mix of Avionics & Controls and Sensors & Systems segment products.

For further explanation about changes in sales and gross profit in the first six months of fiscal 2017 over the prior-year period, please refer to the table at the end of this Overview section for a roll forward presentation of sales and gross profit.

Selling, general and administrative expenses decreased by $3.8 million in the first six months of fiscal 2017 over the prior-year period to $192.7 million, principally reflecting decreased integration expense and favorable effect of changes in foreign currency rates.

Research, development and engineering expense decreased by $2.7 million to $47.8 million, or 4.9% of sales, in the first six months of fiscal 2017 from the prior-year period.  The decrease mainly reflects lower expense for our Avionics & Controls segment.

We adopted the new guidance on accounting for share-based payments during the first quarter of fiscal 2017.  The new guidance simplifies certain aspects of accounting for share-based payments.  The key provision of the new standard requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than in additional paid-in capital.  Adoption of the new guidance during the first six months of fiscal 2017 resulted in a $1 million decrease in income tax expense.

The income tax rate was 20.2% in the first six months of fiscal 2017 compared with 11.0% in the prior-year period.  The increase in the income tax rate is a result of U.K. limitations on interest deductions.

Earnings from continuing operations in the first six months of fiscal 2017 were $56.7 million, or $1.90 per diluted share, compared with $26.9 million, or $0.90 per diluted share, in the prior-year period.

Loss from discontinued operations in the first six months of fiscal 2017 was $5.4 million, or $0.18 per diluted share, compared with $6.8 million, or $0.23 per diluted share, in the prior-year period.

Net income in the first six months of fiscal 2017 was $51.3 million, or $1.72 per diluted share, compared with $20.1 million, or $0.67 per diluted share, in the prior-year period.

Cash flows from operating activities were $91.3 million in the first six months of fiscal 2017 compared with $79.4 million in the prior-year period.  The increase in cash flows from operating activities is primarily from improved earnings.

Our sales, gross margin and earnings results for the second quarter of fiscal 2017 compared with the prior-year period included a number of significant items which are summarized in the tables below.

The following is a roll forward of sales and gross margin from the three month period ended April 1, 2016, to the three month period ended March 31, 2017:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Three month period ended April 1, 2016	$198,665	$176,069	$115,576	$490,310
Foreign currency gain (loss)	744	(3,178)	(3,538)	(5,972)
Forward contract gain (loss)	2,462	(449)	-	2,013
Sales volume	11,722	10,036	1,073	22,831
Three month period ended March 31, 2017	$213,593	$182,478	$113,111	$509,182

Gross Margin:
Three month period ended April 1, 2016	56,520	61,275	38,378	156,173
Foreign currency gain (loss)	1,662	(236)	(955)	471
Forward contract gain (loss)	2,571	(449)	-	2,122
Volume/mix	7,017	5,446	421	12,884
Business integration	998	-	-	998
Inventory cost and EAC adjustment	3,881	-	-	3,881
Other	(1,706)	821	275	(610)
Three month period ended March 31, 2017	$70,943	$66,857	$38,119	$175,919

The following is a roll forward of sales and gross margin from the six month period ended April 1, 2016, to the six month period ended March 31, 2017:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Six month period ended April 1, 2016	$384,910	$328,499	$218,378	$931,787
Foreign currency gain (loss)	(898)	(4,659)	(7,555)	(13,112)
Forward contract gain (loss)	5,307	(548)	-	4,759
Sales volume	16,956	26,259	266	43,481
Six month period ended March 31, 2017	$406,275	$349,551	$211,089	$966,915

Gross Margin:
Six month period ended April 1, 2016	116,187	111,510	66,195	293,892
Foreign currency gain (loss)	1,163	152	(1,803)	(488)
Forward contract gain (loss)	5,368	(548)	-	4,820
Volume/mix	478	14,249	(1,885)	12,842
Factory layout costs (Kaikaku)	2,307	-	-	2,307
Business integration	1,829	-	-	1,829
Inventory cost and EAC adjustment	4,642	-	-	4,642
Other	(543)	600	65	122
Six month period ended March 31, 2017	$131,431	$125,963	$62,572	$319,966

The following table shows the average foreign exchange rates for the British pound, Canadian dollar and euro relative to the U.S. dollar for the three and six month periods ended March 31, 2017, and April 1, 2016.

	Three Months Ended			Six Months Ended
	March 31,	April 1,		March 31,	April 1,
	2017	2016	Change	2017	2016	Change

GBP to USD	1.2485	1.4200	(12.1)%	1.2463	1.4670	(15.0)%
CAD to USD	0.7572	0.7337	3.2%	0.7517	0.7425	1.2%
EUR to USD	1.0616	1.0964	(3.2)%	1.0718	1.0922	(1.9)%

The following table shows the impact of changes in the foreign currency exchange rates for the British pound, Canadian dollar and euro relative to the U.S. dollar on operating earnings during the three month period ended March 31, 2017, compared with the prior-year period.

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Foreign currency gain (loss)	$4,717	$829	$(3,071)	$2,475
Forward contract gain (loss)	3,194	(716)	3,273	5,751
Impact on Operating Earnings (Loss)	$7,911	$113	$202	$8,226

The following table shows the impact of changes in the foreign currency exchange rates for the British pound, Canadian dollar and euro relative to the U.S. dollar on operating earnings during the six month period ended March 31, 2017, compared with the prior-year period.

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Foreign currency gain (loss)	$5,856	$1,862	$(3,791)	$3,927
Forward contract gain (loss)	5,234	(1,008)	3,535	7,761
Impact on Operating Earnings (Loss)	$11,090	$854	$(256)	$11,688

Results of Operations

Three Month Period Ended March 31, 2017, Compared with Three Month Period Ended April 1, 2016

Total sales for the second fiscal quarter increased by $18.9 million, or 3.8%, over the prior-year period.  Sales by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	March 31,	April 1,
	From Prior Year	2017	2016

Avionics & Controls	7.5%	$213,593	$198,665
Sensors & Systems	3.6%	182,478	176,069
Advanced Materials	(2.1)%	113,111	115,576
Total Net Sales		$509,182	$490,310

The $14.9 million increase in Avionics & Controls sales over the prior-year period mainly reflected the following:

•	Higher sales volumes of avionics systems of $8 million, mainly displays for defense applications
•	Favorable impact from changes in foreign currency exchange rates of $3 million, mainly from the Canadian dollar relative to the U.S. dollar

The $6.4 million increase in Sensor & Systems sales over the prior-year period principally reflected the following:

•	Higher sales of advanced sensors of $4 million and power systems of $6 million for OEM and aftermarket customers
•	Unfavorable effect of changes in foreign currency exchange rates of $4 million, mainly from the euro and British pound relative to the U.S. dollar

The $2.5 million decrease in sales in Advanced Materials over the prior-year period reflected the following:

•	Lower sales of combustible ordnance and countermeasure flare devices of $5 million
•	Unfavorable effect of changes in foreign currency rates of $4 million, mainly from the British pound relative to the U.S. dollar
•	Partially offset by higher sales of engineered materials of $6 million mainly for defense applications

Overall, gross margin was 34.5% and 31.9% for the second quarter of fiscal 2017 and 2016, respectively.  Gross profit was $175.9 million and $156.2 million for the second quarter of fiscal 2017 and 2016, respectively.  Gross profit and gross margin percentage by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	March 31,	April 1,
	From Prior Year	2017	2016

Avionics & Controls	25.5%	$70,943	$56,520
Sensors & Systems	9.1%	66,857	61,275
Advanced Materials	(0.7)%	38,119	38,378
Total Gross Profit		$175,919	$156,173

Avionics & Controls	4.8%	33.2%	28.4%
Sensors & Systems	1.8%	36.6%	34.8%
Advanced Materials	0.5%	33.7%	33.2%
Gross Margin Percentage		34.5%	31.9%

The $14.4 million increase in Avionics & Controls gross profit was mainly from higher sales volumes of displays, a favorable effect of changes in foreign currency of $4 million, and a decrease in estimated cost at completion adjustments of $4 million compared with the prior-year period.

The $5.6 million increase in Sensors & Systems gross profit principally reflected increased sales volume of power systems and favorable product mix.

The decrease of $0.3 million in Advanced Materials gross profit principally reflected a $2 million decrease in gross margin on sales of defense technologies due to the controlled ramp up of manufacturing following the May 2016 incident noted in the Overview section.  Additionally, the decrease in gross margin reflected expenses from the introduction of new countermeasure devices.  These decreases were partially offset by an increase in gross profit on higher sales of engineered materials for defense applications and commercial aviation.  Gross margin on commercial aviation sales benefited from completing the integration of certain manufacturing operations with another Esterline facility.

Selling, general and administrative expenses (which include corporate expenses) totaled $97.1 million, or 19.1% of sales, and $102.4 million, or 20.9% of sales, for the second quarter of fiscal 2017 and 2016, respectively.  The decrease in selling, general and administrative expense mainly reflected a $3 million decrease in integration expenses, a $5 million favorable effect of changes in foreign currency rates, partially offset by a $2 million bad debt expense.

Research, development and engineering spending was $26.8 million, or 5.3% of sales, for the second quarter of fiscal 2017 compared with $25.0 million, or 5.1% of sales, for the second quarter of fiscal 2016.  The $2 million increase in research, development and engineering principally reflected higher spending in the Advanced Materials segment.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the second quarter of fiscal 2017 totaled $77.2 million, or 15.2% of sales, compared with $46.8 million, or 9.5% of sales, for the second quarter in fiscal 2016.  Segment earnings by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	March 31,	April 1,
	From Prior Year	2017	2016

Avionics & Controls	721.5%	$21,761	$2,649
Sensors & Systems	29.7%	27,156	20,944
Advanced Materials	22.0%	28,322	23,208
Total Segment Earnings		$77,239	$46,801

Avionics & Controls	8.9%	10.2%	1.3%
Sensors & Systems	3.0%	14.9%	11.9%
Advanced Materials	4.9%	25.0%	20.1%
Segment Earnings Percentage		15.2%	9.5%

The $19 million increase in Avionics & Controls segment earnings mainly reflected an increase in gross profit of $14 million, lower integration expense of $3 million, and a favorable effect of changes in foreign currency exchange rates of $4 million on operating expenses.  These increases were partially offset by $2 million in bad debt expense on a long-term contract.

The $6 million increase in Sensors & Systems segment earnings principally reflected an increase in gross profit.

The $5 million increase in Advanced Materials segment earnings mainly reflected the $5.2 million insurance recovery noted in the Overview section.

Interest expense for the second quarter of fiscal 2017 was $7.5 million compared with $7.3 million for the second quarter of fiscal 2016.  The increase in interest expense mainly reflected a higher interest rate, partially offset by lower borrowings.

The income tax rate was 28.4% in the second fiscal quarter of fiscal 2017 compared with 16.6% in the prior-year period.  The income tax rate for the second quarter of fiscal 2017 reflects the U.K. tax law changes limiting interest expense deductions.  The income tax rate differed from the statutory rate in the second quarter of fiscal 2017 and 2016, as both years benefited from various tax credits and certain foreign interest expense deductions.

Six Month Period Ended March 31, 2017, Compared with Six Month Period Ended April 1, 2016

Total sales for the first six months of fiscal 2017 increased by $35.1 million, or 3.8%, over the prior-year period.  Sales by segment were as follows:

In Thousands		Six Months Ended
	Increase (Decrease)	March 31,	April 1,
	From Prior Year	2017	2016

Avionics & Controls	5.6%	$406,275	$384,910
Sensors & Systems	6.4%	349,551	328,499
Advanced Materials	(3.3)%	211,089	218,378
Total Net Sales		$966,915	$931,787

The $21.4 million increase in Avionics & Controls sales over the prior-year period mainly reflected the following:

•	Higher sales volumes of avionics systems of $10 million mainly for new programs
•	Higher sales volumes of interface technologies of $7 million, principally for gaming and industrial applications
•	Favorable effect of changes in foreign currency exchange rates of $4 million

The $21.1 million increase in Sensor & Systems sales over the prior-year period principally reflected the following:

•	Higher sales of connection technologies of $4 million for commercial aviation and increased distribution orders
•	Higher sales of advanced sensors of $11 million and power systems of $11 million for OEM and aftermarket programs
•	Unfavorable effect of changes in foreign currency exchange rates of $5 million

The $7.3 million decrease in sales in Advanced Materials over the prior-year period was mainly due to the unfavorable effect of changes in foreign currency exchange rates of $8 million.  Additionally, sales volumes of defense technologies countermeasure devices declined $5 million due to the controlled resumption of efficient operations following the energetic incident at one of our operations in May 2016.  These decreases were partially offset by higher sales volumes of engineered materials for commercial aviation of $6 million.

Overall, gross margin was 33.1% and 31.5% for the first six months of fiscal 2017 and 2016, respectively.  Gross profit was $320.0 million and $293.9 million for the first six months of fiscal 2017 and 2016, respectively.  Gross profit and gross margin percentage by segment were as follows:

In Thousands		Six Months Ended
	Increase (Decrease)	March 31,	April 1,
	From Prior Year	2017	2016

Avionics & Controls	13.1%	$131,431	$116,187
Sensors & Systems	13.0%	125,963	111,510
Advanced Materials	(5.5)%	62,572	66,195
Total Gross Profit		$319,966	$293,892

Avionics & Controls	2.2%	32.4%	30.2%
Sensors & Systems	2.1%	36.0%	33.9%
Advanced Materials	(0.7)%	29.6%	30.3%
Gross Margin Percentage		33.1%	31.5%

The $15.2 million increase in Avionics & Controls gross profit is mainly from favorable foreign currency effects, lower estimate at completion adjustments on avionics systems long-term contracts and integration/Kaikaku (factory layout) expenses incurred in the prior-year period.  These benefits were tempered by higher expenses associated with the introduction of new programs.

The $14.5 million increase in Sensors & Systems gross profit principally reflected increased sales volume and favorable product mix across all platforms.

The $3.6 million decrease in Advanced Materials gross profit principally reflected a decrease in gross margin on sales of defense technologies due to the controlled ramp up of manufacturing following the May 2016 incident noted in the Overview section and expenses from the introduction of new countermeasure devices.

Selling, general and administrative expenses (which include corporate expenses) totaled $192.7 million, or 19.9% of sales, and $196.5 million, or 21.1% of sales, for the first six months of fiscal 2017 and 2016, respectively.  The decrease in selling, general and administrative expense mainly reflected a $5 million decrease in integration expenses, a favorable effect of changes in foreign currency rates of $6 million, partially offset by $2 million in bad debt expense on a long-term contract, and increased other selling, general and administrative expenses.

Research, development and engineering spending was $47.8 million, or 4.9% of sales, for the first six months of fiscal 2017 compared with $50.5 million, or 5.4% of sales, for the first six months of fiscal 2016.  The $2.7 million decrease in research, development and engineering principally reflected lower spending in the Avionics & Controls segment in the first six months of fiscal 2017.  Management expects that the full year research, development and engineering expense will be approximately 5% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first six months of fiscal 2017 totaled $125.0 million, or 12.9% of sales, compared with $82.0 million, or 8.8% of sales, for the first six months in fiscal 2016.  Segment earnings by segment were as follows:

In Thousands		Six Months Ended
	Increase (Decrease)	March 31,	April 1,
	From Prior Year	2017	2016

Avionics & Controls	229.0%	$39,678	$12,062
Sensors & Systems	39.7%	47,102	33,728
Advanced Materials	5.5%	38,202	36,198
Total Segment Earnings		$124,982	$81,988

Avionics & Controls	6.7%	9.8%	3.1%
Sensors & Systems	3.2%	13.5%	10.3%
Advanced Materials	1.5%	18.1%	16.6%
Segment Earnings Percentage		12.9%	8.8%

The $28 million increase in Avionics & Controls segment earnings mainly reflected the following:

•	A $15 million increase in gross profit, a $4 million reduction in research, development and engineering due to government funding, and the timing of research, development and engineering efforts
•	A $4 million decrease in selling, general and administrative expense mainly due to lower integration expense
•	A $5 million favorable effect of changes in foreign currency exchange rates on operating expenses

The $13 million increase in Sensors & Systems segment earnings principally reflected the increase in gross profit on higher sales volumes and improved product mix.

The $2 million increase in Advanced Materials segment earnings mainly reflected a $7.8 million insurance recovery noted above, partially offset by a $4 million decrease in gross profit.

Interest expense for the first six months of fiscal 2017 was $15.3 million compared with $14.5 million for the first six months of fiscal 2016.  The increase in interest expense mainly reflected a higher interest rate partially offset by lower borrowings.

The income tax rate was 20.2% and 11.0% for the first six months of fiscal 2017 and 2016, respectively.  The income tax rate in the current period was higher primarily due to U.K. limitations on interest deductions.  In the first six months of 2017, we recognized $5.4 million of discrete tax benefits primarily related to a reduction of the income tax rate in France for fiscal year 2020 and the early adoption of the accounting standard update for employee share-based payment awards.  In the first six months of 2016, we recognized approximately $2.2 million of discrete tax benefits principally related to the enactment of tax laws reducing the U.K. statutory income tax rate, and the retroactive extension of the U.S. federal research and development credits.

If enacted, recent proposals to lower the U.S. corporate income tax rate from the current Federal statutory income tax rate of 35% would require us to reduce our net deferred tax assets primarily related to our U.S. post-retirement benefit plan, resulting in a one-time, non-cash increase in income tax expense in the year of enactment. In subsequent years, our income tax expense would be materially reduced.

During the next 12 months, it is reasonably possible that approximately $1.4 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.  We recognize interest related to unrecognized tax benefits in income tax expense.

Backlog was $1.2 billion at March 31, 2017, $1.3 billion at September 30, 2016, and $1.3 billion at April 1, 2016.  New orders for the first six months of fiscal 2017 were approximately $900 million compared with $1 billion in the prior-year period, reflecting a decrease across all segments.

The decrease in orders reflected the following:

•	A $78 million decrease in Avionics & Controls orders was due to the following:
•	A $31 million decrease in display orders mainly due to the timing of receiving orders
•

A $40 million decrease in control and communication systems reflecting a $24 million order received in the first six months of fiscal 2016 for communication control systems covering a two year period and the timing of receiving orders

•	A $25 million decrease in Sensors & Systems orders was mainly due to the effect of foreign currency exchange rates and the timing of receiving orders
•	A $21 million decrease in Advanced Materials orders reflected the following:
•	An $11 million decrease due to lower demand for combustible ordnance and the timing of receiving orders for countermeasures
•	A $9 million decrease in engineered materials mainly reflected lower demand for insulation material for oil and gas applications as well as the effect of changes in foreign currency rates

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2017, totaled $253.5 million, a decrease of $5.0 million from September 30, 2016.  Net working capital was $777.9 million at March 31, 2017, even with September 30, 2016.  Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expenses.

Cash flows provided by operating activities were $91.3 million and $79.4 million in the first six months of fiscal 2017 and 2016, respectively.  The increase in cash flows from operating activities is primarily from improved earnings.

Cash flows used by investing activities were $28.5 million and $43.6 million in the first six months of fiscal 2017 and 2016, respectively, and were primarily for capital expenditures, including the purchase of a building for our Esterline Advanced Displays (EAD) operation in the prior year.

Cash flows used by financing activities were $58.7 million in the first six months of fiscal 2017, mainly reflecting:

•	$70.0 million repayment of long-term credit facilities
•	$9.4 million repayment of long-term debt
•	Partially offset by:
•	$16.8 million in proceeds from the issuance of common stock under our employee stock plans
•	$5.0 million in proceeds from the issuance of long-term credit facilities

Cash flows used by financing activities were $8.8 million in the first six months of fiscal 2016 and mainly reflected:

•	$10.0 million repayment of long-term credit facilities
•	$6.2 million repayment of long-term debt
•	$12.1 million for shares repurchased
•	Partially offset by
•	$4.0 million in proceeds from the issuance of common stock under our employee stock plans
•	$15.0 million in proceeds from the issuance of long-term credit facilities

Capital expenditures, consisting of building, machinery, equipment and computers, are anticipated to be approximately $60 million during fiscal 2017, compared with $68.5 million expended in fiscal 2016.  Capital expenditures in fiscal 2017 are lower compared with the prior year due to the purchase of a building for our EAD operation in the prior year.

Total debt at March 31, 2017, was $778.4 million and consisted of $231.3 million of the U.S. Term Loan, due 2020, $351.6 million (€330.0 million) of the 2023 Notes, $90.0 million in borrowings under our secured credit facility, $68.5 million under capital lease obligations, $42.1 million in government refundable advances and net of debt issuance costs of $5.1 million.

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

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first six months of fiscal 2017.  A discussion of our exposure to market risk is provided in the Company’s Report on Form 10-K for the fiscal year ended September 30, 2016.

Item 4.               Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017.  Based upon that evaluation, they concluded as of March 31, 2017, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of March 31, 2017, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Esterline Technologies Corporation 2013 Equity Incentive Plan, as amended and restated on December 16, 2016.  (Incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed on December 29, 2016 [Commission File Number 1-6357].)

11		Schedule setting forth computation of basic and diluted earnings per share for the three and six month periods ended March 31, 2017, and April 1, 2016.

31.1		Certification of Chief Executive Officer.

31.2		Certification of Chief Financial Officer.

32.1		Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: May 5, 2017	By:	/s/ Robert D. George
Robert D. George
Executive Vice President, Chief Financial Officer, and
Corporate Development
(Principal Financial Officer)