Form 10-Q
period 2017-06-30
ESTERLINE TECHNOLOGIES CORP
filed 2017-08-04
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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

As of August 1, 2017, 29,974,898 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of June 30, 2017, and September 30, 2016

(In thousands, except share amounts)

	June 30,	September 30,
	2017	2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$279,398	$258,520
Cash in escrow	-	1,125
Accounts receivable, net of allowances of $17,956 and $17,028	401,479	422,073
Inventories
Raw materials and purchased parts	192,492	177,069
Work in progress	183,404	171,515
Finished goods	111,804	101,622
	487,700	450,206

Income tax refundable	5,569	5,183
Prepaid expenses	22,371	17,909
Other current assets	9,689	5,322
Current assets of businesses held for sale	3,868	15,450
Total Current Assets	1,210,074	1,175,788

Property, Plant and Equipment	842,953	795,790
Accumulated depreciation	499,871	457,756
	343,082	338,034

Other Non-Current Assets
Goodwill	1,032,034	1,024,667
Intangibles, net	361,927	393,035
Deferred income tax benefits	75,387	75,409
Other assets	16,870	13,698
Non-current assets of businesses held for sale	10,257	11,400
Total Assets	$3,049,631	$3,032,031

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of June 30, 2017, and September 30, 2016

(In thousands, except share amounts)

	June 30,	September 30,
	2017	2016
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$128,293	$121,816
Accrued liabilities	228,742	238,163
Current maturities of long-term debt	14,215	16,774
Federal and foreign income taxes	4,561	10,932
Current liabilities of businesses held for sale	471	10,813
Total Current Liabilities	376,282	398,498

Long-Term Liabilities
Credit facilities	65,000	155,000
Long-term debt, net of current maturities	701,024	698,796
Deferred income tax liabilities	45,357	53,798
Pension and post-retirement obligations	93,347	92,520
Other liabilities	19,388	21,968
Non-current liabilities of businesses held for sale	1,685	320

Shareholders' Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued 33,096,743 and 32,564,252 shares	6,619	6,513
Additional paid-in capital	734,835	702,610
Treasury stock at cost, repurchased 3,135,927 and 3,135,927 shares	(308,514)	(308,514)
Retained earnings	1,631,435	1,548,805
Accumulated other comprehensive loss	(328,158)	(348,857)
Total Esterline Shareholders' Equity	1,736,217	1,600,557
Noncontrolling interests	11,331	10,574
Total Shareholders' Equity	1,747,548	1,611,131
Total Liabilities and Shareholders' Equity	$3,049,631	$3,032,031

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Month Periods Ended June 30, 2017, and July 1, 2016

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016

Net Sales	$503,753	$517,092	$1,470,668	$1,448,879
Cost of Sales	333,124	343,508	980,073	981,403
	170,629	173,584	490,595	467,476
Expenses
Selling, general & administrative	93,615	96,769	286,331	293,283
Research, development and engineering	27,866	22,211	75,712	72,760
Restructuring charges	-	559	-	2,430
Insurance recovery	-	-	(7,789)	-
Total Expenses	121,481	119,539	354,254	368,473

Operating Earnings from Continuing Operations	49,148	54,045	136,341	99,003
Interest Income	(150)	(30)	(346)	(211)
Interest Expense	7,299	7,659	22,645	22,169
Earnings from Continuing Operations Before Income Taxes	41,999	46,416	114,042	77,045
Income Tax Expense	10,433	7,975	25,013	11,358
Earnings from Continuing Operations Including Noncontrolling Interests	31,566	38,441	89,029	65,687
Earnings Attributable to Noncontrolling Interests	(278)	(395)	(1,069)	(781)
Earnings from Continuing Operations Attributable to Esterline, Net of Tax	31,288	38,046	87,960	64,906
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(815)	(8,690)	(6,185)	(15,493)
Net Earnings Attributable to Esterline	$30,473	$29,356	$81,775	$49,413

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$1.05	$1.30	$2.96	$2.19
Discontinued operations	(0.03)	(0.30)	(0.21)	(0.52)
Earnings (Loss) Per Share - Basic	$1.02	$1.00	$2.75	$1.67

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$1.04	$1.28	$2.94	$2.18
Discontinued operations	(0.03)	(0.29)	(0.21)	(0.52)
Earnings (Loss) Per Share - Diluted	$1.01	$0.99	$2.73	$1.66

Net Earnings	$30,473	$29,356	$81,775	$49,413

Change in Fair Value of Derivative Financial Instruments	11,966	888	11,271	16,989
Income Tax Expense (Benefit)	3,575	68	3,094	4,562
	8,391	820	8,177	12,427

Change in Pension and Post-Retirement Obligations	536	1,163	4,132	3,351
Income Tax Expense (Benefit)	284	(47)	1,536	793
	252	1,210	2,596	2,558

Foreign Currency Translation Adjustment	46,764	(26,044)	9,926	(34,259)
Comprehensive Income (Loss)	$85,880	$5,342	$102,474	$30,139

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Month Periods Ended June 30, 2017, and July 1, 2016

(Unaudited)

(In thousands)

	June 30,	July 1,
	2017	2016

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$82,844	$50,194
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	77,005	73,272
Deferred income taxes	(11,303)	(17,545)
Share-based compensation	7,549	11,501
Excess tax benefits from share-based compensation	-	(496)
Gain on sale of discontinued operations	(793)	-
Loss on assets held for sale	3,537	7,895
Working capital changes:
Accounts receivable	22,769	(14,435)
Inventories	(31,547)	(18,249)
Prepaid expenses	(4,153)	1,886
Other current assets	(263)	8
Accounts payable	3,867	9,554
Accrued liabilities	(15,911)	(11,296)
Federal and foreign income taxes	(6,305)	11,264
Other liabilities	2,292	737
Other, net	9,283	14,322
	138,871	118,612

Cash Flows Provided (Used) by Investing Activities
Purchase of capital assets	(42,153)	(58,547)
Escrow deposit	-	(1,125)
Proceeds from sale of discontinued operations	600	3,654
	(41,553)	(56,018)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	26,901	4,679
Withholding taxes on restricted stock units vested	(1,115)	-
Excess tax benefits from share-based compensation	-	496
Shares repurchased	-	(18,735)
Repayment of long-term credit facilities	(95,000)	(20,000)
Repayment of long-term debt	(12,872)	(9,331)
Proceeds from issuance of long-term credit facilities	5,000	30,000
	(77,086)	(12,891)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	646	(3,213)
Net Increase (Decrease) in Cash and Cash Equivalents	20,878	46,490

Cash and Cash Equivalents - Beginning of Year	258,520	191,355
Cash and Cash Equivalents - End of Period	$279,398	$237,845

Supplemental Cash Flow Information:
Cash paid for interest	$24,094	$23,684
Cash paid for taxes	38,641	13,521

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended June 30, 2017, and July 1, 2016

Note 1 – Basis of Presentation

The consolidated balance sheet as of June 30, 2017, the consolidated statement of operations and comprehensive income (loss) for the three and nine month periods ended June 30, 2017, and July 1, 2016, and the consolidated statement of cash flows for the nine month periods ended June 30, 2017, and July 1, 2016, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the above statements do not include all of the footnotes required for complete financial statements.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

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

Note 2 – Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (FASB) issued new guidance on the presentation of the net periodic cost of postretirement benefit programs. The new standard requires sponsors of defined benefit postretirement plans to present the non-service cost components of net periodic benefit cost separate from the service cost component on the income statement. The new standard also requires that the non-service cost components of net periodic benefit cost no longer be capitalized within assets. The Company is evaluating the effects the standard will have on the Company’s consolidated financial statements and related disclosures beyond the change in income statement presentation. This new standard is effective for the Company in fiscal year 2019, with early adoption permitted.

In January 2017, FASB issued new guidance regarding the goodwill impairment test.  The new guidance eliminates the Step 2 valuation test when evaluating goodwill for impairment.  The new guidance requires that an entity performs its annual or interim goodwill test by comparing the fair value of the reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.  The guidance will be effective for the Company in fiscal year 2021, with early adoption permitted.

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

In March 2016, the FASB issued new guidance simplifying certain aspects of accounting for share-based payments.  The key provision of the new standard requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than in equity.  The Company adopted the new guidance during the first nine months of fiscal 2017, which resulted in a $2.3 million benefit to income tax expense and a favorable impact to operating cash flows of $2.3 million.  The Company has also elected to account for forfeitures as they occur, rather than estimate expected forfeitures, which resulted in a positive cumulative effect on retained earnings of $0.9 million and a reduction of additional paid-in capital of $0.9 million.

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

Anticipated changes under the new standard include accounting for development costs and associated customer funding related to certain contracts and increased use of over-time revenue recognition based on costs incurred for certain contracts.  The new standard also significantly enhances required disclosures regarding revenue and related assets and liabilities.  The Company is in the process of evaluating changes to business processes, systems and internal controls required to implement the new accounting standard.

Note 3 – Earnings Per Share and Shareholders’ Equity

Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year.  Diluted earnings per share includes the dilutive effect of stock options, restricted stock units and share units related to the Company’s performance share plan to the extent that performance share plan objectives are met.  Common shares issuable from stock options excluded from the calculation of diluted earnings per share because they were anti-dilutive were 605,725 and 690,475 in the three and nine month periods ending June 30, 2017.  Common shares issuable from stock options excluded from the calculation of diluted earnings per share because they were anti-dilutive were 858,000 and 745,067 in the three and nine month periods ending July 1, 2016.  Shares used for calculating earnings per share are disclosed in the following table:

In Thousands	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016

Shares used for basic earnings per share	29,830	29,381	29,698	29,517
Shares used for diluted earnings per share	30,068	29,601	29,953	29,788

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value).  As of June 30, 2017, and September 30, 2016, there were no shares of preferred stock or serial preferred stock outstanding.

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

There were no shares repurchased during the nine months ended June 30, 2017.  There were 304,577 shares repurchased during the nine months ended July 1, 2016.  Since the program began, the Company has repurchased 3,135,927 shares for an aggregate purchase price of $308.5 million, with $91.5 million in shares remaining available for repurchase in the future.

Changes in issued and outstanding common shares are summarized as follows:

	Nine Months Ended	Year Ended
	June 30,	September 30,
	2017	2016
Shares Issued:
Balance, beginning of year	32,564,252	32,378,185
Shares issued under share-based compensation plans	532,491	186,067
Balance, end of current period	33,096,743	32,564,252

Treasury Stock:
Balance, beginning of year	(3,135,927)	(2,831,350)
Shares purchased	-	(304,577)
Balance, end of current period	(3,135,927)	(3,135,927)

Shares outstanding, end of period	29,960,816	29,428,325

The components of Accumulated Other Comprehensive Income (Loss):

In Thousands	June 30,	September 30,
	2017	2016

Unrealized gain (loss) on derivative contracts	$6,724	$(4,547)
Tax effect	(2,017)	1,077
	4,707	(3,470)

Pension and post-retirement obligations	(112,214)	(116,346)
Tax effect	38,268	39,804
	(73,946)	(76,542)

Foreign currency translation adjustment	(258,919)	(268,845)
Accumulated other comprehensive income (loss)	$(328,158)	$(348,857)

Note 4 – Retirement Benefits

The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC Electronics, Inc. (CMC).  The Company also sponsors a number of other non-U.S. defined benefit pension plans, primarily in Belgium, France and Germany.  Components of periodic pension cost consisted of the following:

In Thousands	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016

Components of Net Periodic Cost
Service cost	$3,287	$2,871	$10,012	$8,773
Interest cost	3,838	4,412	11,293	13,052
Expected return on plan assets	(6,241)	(6,060)	(18,796)	(17,964)
Amortization of prior service cost	114	119	343	345
Amortization of actuarial (gain) loss	1,996	1,580	5,397	4,639
Net periodic cost (benefit)	$2,994	$2,922	$8,249	$8,845

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2017, and September 30, 2016.

In Thousands	Level 2
	June 30,	September 30,
	2017	2016
Assets:
Derivative contracts designated as hedging instruments	$7,400	$2,948
Derivative contracts not designated as hedging instruments	515	143
Embedded derivatives	1,009	2,485

Liabilities:
Derivative contracts designated as hedging instruments	$676	$7,828
Derivative contracts not designated as hedging instruments	3,840	6,720
Embedded derivatives	1,287	985

In Thousands	Level 3
	June 30,	September 30,
	2017	2016
Assets:
Estimated value of assets held for sale	$14,125	$26,850

Liabilities:
Estimated value of liabilities held for sale	$2,156	$11,133

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

In fiscal 2014, the Company’s board of directors approved the plan to sell certain non-core business units.  Based upon the estimated fair values, the Company adjusted the carrying value of the assets and liabilities of the businesses to fair value.  Principle assumptions used in measuring the estimated value of assets and liabilities held for sale included estimated selling price of the discontinued business, discount rates, industry growth rates, and pricing of comparable transactions in the market.  The change in the estimated value of assets and liabilities held for sale is due to disposing of a business with assets held for sale of $10.5 million and liabilities held for sale of $7.4 million at September 30, 2016.  In addition, the estimated selling price of the remaining business held for sale was reduced by $3.5 million during fiscal year 2017.  The valuations are categorized as Level 3 in the fair value hierarchy.

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

The fair value of derivative instruments is presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements.  The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of June 30, 2017, and September 30, 2016.  The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates.  These exposures arise primarily from purchases or sales of products and services from third parties.  Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies.  At June 30, 2017, and September 30, 2016, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $379.4 million and $450.9 million, respectively.  These notional values consist primarily of contracts for the European euro, British pound sterling and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

Net Investment Hedge

In April 2015, the Company issued €330.0 million in 3.625% Senior Notes due April 2023 (2023 Notes) and requiring semi-annual interest payments in April and October each year until maturity.  The Company designated the 2023 Notes and accrued interest as a hedge of the investment of certain foreign business units.  The foreign currency gain or loss that is effective as a hedge is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.  To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings.  There was no ineffectiveness of the hedge since inception.

Fair Value of Derivative Instruments

Fair value of derivative instruments in the Consolidated Balance Sheet at June 30, 2017, and September 30, 2016, consisted of:

In Thousands		Fair Value
		June 30,	September 30,
	Classification	2017	2016
Foreign Currency Forward Exchange Contracts:
	Other current assets	$6,221	$1,757
	Other assets	1,694	1,334
	Accrued liabilities	3,811	11,168
	Other liabilities	705	3,380

Embedded Derivative Instruments:
	Other current assets	$858	$1,864
	Other assets	151	621
	Accrued liabilities	1,108	866
	Other liabilities	179	119

The effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine month periods ended June 30, 2017, and July 1, 2016, consisted of:

Fair Value Hedges and Embedded Derivatives

The Company recognized the following gains (losses) on contracts designated as fair value hedges and embedded derivatives:

In Thousands	Three Months Ended		Nine Months Ended
Gain (Loss)	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Embedded derivatives:
Recognized in sales	$(952)	$818	$(1,169)	$(2,858)

Cash Flow Hedges

The Company recognized the following gains (losses) on contracts designated as cash flow hedges:

In Thousands	Three Months Ended		Nine Months Ended
Gain (Loss)	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Foreign currency forward exchange contracts:
Recognized in AOCI (effective portion)	$14,250	$3,528	$21,425	$32,212
Reclassified from AOCI into sales	(2,284)	(2,640)	(10,154)	(15,223)

Net Investment Hedges

The Company recognized the following gains (losses) on contracts designated as net investment hedges:

In Thousands	Three Months Ended		Nine Months Ended
Gain (Loss)	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
2023 Notes and Accrued Interest:
Recognized in AOCI	$(25,512)	$8,336	$(6,133)	$2,084

During the third quarter of fiscal 2017 and 2016, the Company recorded a gain of $3.4 million and a loss of $3.4 million, respectively, on foreign currency forward exchange contracts that have not been designated as accounting hedges.  During the first nine months of fiscal 2017 and 2016, the Company recorded a gain of $3.1 million and a loss of $7.6 million, respectively, on foreign currency forward exchange contracts that have not been designated as accounting hedges.  These foreign currency exchange gains and losses are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first nine months of fiscal 2017 and 2016.  In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first nine months of fiscal 2017 and 2016.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles.  The Company expects to reclassify approximately $5.1 million of net gain into earnings over the next 12 months.  The maximum duration of the Company’s foreign currency cash flow hedge contracts at June 30, 2017, was 24 months.

Note 7 – Income Taxes

The income tax rate was 24.8% in the third quarter of fiscal 2017 compared with 17.2% in the prior-year period.  The income tax rate for the third quarter of fiscal 2017 was higher due to the U.K. tax law changes limiting interest expense deductions, partially offset by excess tax benefits related to employee share-based payments.  The income tax rate differed from the statutory rate in the third quarter of fiscal 2017 and 2016, as both years benefited from various tax credits and certain foreign interest expense deductions.

The income tax rate was 21.9% and 14.7% for the first nine months of fiscal 2017 and 2016, respectively.  The income tax rate in the current period was higher primarily due to U.K. limitations on interest expense deductions.  In the first nine months of 2017, the Company recognized $7.1 million of discrete tax benefits primarily related to a reduction of the income tax rate in France for fiscal year 2020 and beyond and the early adoption of the accounting standard update for employee share-based payment awards.  In the first nine months of 2016, the Company recognized approximately $1.7 million of discrete tax benefits principally related to the enactment of tax laws reducing the U.K. statutory income tax rate.

During the next 12 months, it is reasonably possible that approximately $1.4 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.  The Company recognizes interest related to unrecognized tax benefits in income tax expense.

Note 8 – Debt

Long-term debt at June 30, 2017 and September 30, 2016, consisted of the following:

In Thousands	June 30,	September 30,
	2017	2016

U.S. credit facility	$65,000	$155,000
U.S. Term Loan, due April 2020	228,125	237,500
3.625% Senior Notes, due April 2023	377,091	370,920
Government refundable advances	43,545	44,994
Obligation under capital leases	71,368	67,765
Debt issuance costs	(4,890)	(5,609)
	780,239	870,570
Less current maturities	14,215	16,774
Carrying amount of long-term debt	$766,024	$853,796

U.S. Credit Facility

On April 9, 2015, the Company amended its secured credit facility to extend the maturity to April 9, 2020, increase the amount available for borrowing under the secured revolving credit facility to $500 million, and provide for a delayed-draw term loan facility of $250 million.  The Company recorded $2.3 million in debt issuance costs.  The credit facility is secured by substantially all the Company’s assets, and interest is based on standard inter-bank offering rates.  The interest rate ranges from LIBOR plus 1.25% to LIBOR plus 2.00% depending on leverage ratios at the time the funds are drawn.  At June 30, 2017, the Company had $65.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.75% which was 2.71%.

U.S. Term Loan, due April 2020

On August 3, 2015, the Company borrowed $250 million under the U.S. Term Loan, due 2020, provided for under the amended secured credit facility (U.S. Term Loan, due 2020).  The interest rate on the U.S. Term Loan, due 2020, ranges from LIBOR plus 1.25% to LIBOR plus 2.00%.  At June 30, 2017, the interest rate was LIBOR plus 1.50%, which equaled 2.73%.  The loan amortizes at 1.25% of the original principal balance quarterly through March 2020, with the remaining balance due in April 2020.

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

Based on quoted market prices, the fair value of the Company’s 2023 Notes was $389.4 million and $365.3 million as of June 30, 2017, and September 30, 2016, respectively.  The carrying amount of the secured credit facility and the U.S. Term Loan, due 2020, approximate fair value.  The estimate of fair value for the 2023 Notes is based on Level 2 inputs as defined in the fair value hierarchy described in Note 5.

Government Refundable Advances

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation.  The requirement to repay this advance is solely based on year-over-year commercial aviation revenue growth at CMC beginning in 2014.  Imputed interest on the advance was 2.4% at June 30, 2017.  The debt recognized was $43.5 million and $45.0 million as of June 30, 2017, and September 30, 2016, respectively.

Obligation Under Capital Lease

The Company leases building and equipment under capital leases.  The present value of the minimum capital lease payments, net of the current portion, totaled $69.4 million and $66.2 million as of June 30, 2017, and September 30, 2016, respectively.

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

During the first nine months of fiscal 2017, the Company received a $7.8 million insurance recovery relating to an energetic incident at one of its countermeasure operations, which occurred in the third quarter of fiscal 2016.  We also received $5 million in fiscal 2016. The Company does not anticipate additional insurance recoveries arising from this matter.

Note 10 – Employee Stock Plans

As of June 30, 2017, the Company had three share-based compensation plans, which are described below.  The compensation cost that has been charged against income for those plans was $7.5 million and $11.5 million for the first nine months of fiscal 2017 and 2016, respectively.  During the first nine months of fiscal 2017 and 2016, the Company issued 532,491 and 154,075 shares, respectively, under its share-based compensation plans.

Employee Stock Purchase Plan (ESPP)

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded.

Employee Sharesave Scheme

The Company offers shares under its employee sharesave scheme for U.K. employees.  This plan allows participants the option to purchase shares at a 5% discount of the market price of the stock as of the beginning of the offering period.  The term of these options is three years.  The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan.  Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 11,338 and 70,673 options in the nine month periods ended June 30, 2017, and July 1, 2016, respectively.  The weighted-average grant date fair value of options granted during the nine month periods ended June 30, 2017, and July 1, 2016, was $24.61 and $16.65 per share, respectively.

The fair value of the awards under the employee share-save scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table.  The risk-free rate for the contractual life of the options is based on the U.S. Treasury zero coupon issues in effect at the time of grant.

	Nine Months Ended
	June 30,	July 1,
	2017	2016

Volatility	35.58%	33.21%
Risk-free interest rate	1.75%	1.19%
Expected life (years)	3	3
Dividends	0	0

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 237,200 and 221,200 options to purchase shares in the nine month periods ended June 30, 2017, and July 1, 2016, respectively.  The weighted-average grant date fair value of options granted during the nine month periods ended June 30, 2017, and July 1, 2016, was $32.66 and $35.69 per share, respectively.

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

	Nine Months Ended
	June 30,	July 1,
	2017	2016

Volatility	34.97 - 35.42%	33.06 - 40.52%
Risk-free interest rate	1.98 - 2.51%	1.61 - 2.24%
Expected life (years)	5 - 9	5 - 9
Dividends	0	0

The Company granted 37,100 and 36,000 restricted stock units in the nine month periods ended June 30, 2017, and July 1, 2016, respectively.  The weighted-average grant date fair value of restricted stock units granted during the nine month periods ended June 30, 2017, and July 1, 2016, was $76.83 and $85.33 per share, respectively.  The fair value of each restricted stock unit granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.

The Company granted 43,650 and 56,200 performance share plan (PSP) shares in the nine month periods ended June 30, 2017, and July 1, 2016, respectively.  PSP shares will be paid out in shares of Esterline common stock at the end of the three year performance period.  The PSP shares granted in each period equaled the number of shares participants would receive if the Company achieves target performance over the relevant period.  The actual number of shares that will be paid out upon completion of the performance period is based on actual performance and may range from 0% to 300% of the target number of shares.

Note 11 – Discontinued Operations

The Company’s board of directors previously approved the plan to sell certain non-core business units including Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; a small distribution business; and a small manufacturing business.

On May 4, 2016, the Company sold certain assets of Wallop for 2.5 million British pounds and contingent consideration of up to a maximum payment of 9 million British pounds.  The contingent consideration is payable based upon receipt of acceptable orders during a three year period ending May 3, 2019, and is equal to the amount of the acceptable order multiplied by a specified percentage ranging from 26.5% to 31%.  The contingent consideration amount was estimated to be 5.7 million British pounds at June 30, 2017.  On June 2, 2017, the Company sold additional assets of Wallop for 0.7 million euros to be collected in the fourth quarter of fiscal 2017.

On March 28, 2017, the Company sold a small manufacturing business for $0.6 million and a note receivable of $2.4 million, resulting in a gain on sale of the business of $0.8 million.  The note receivable is due March 28, 2021, with an interest rate of 2.05%.

The Company incurred a $0.8 million loss from discontinued operations in the third quarter of fiscal 2017 compared to $8.7 million loss from discontinued operations in the third quarter of fiscal 2016.  During the first nine months of fiscal 2017 and 2016, the Company incurred a loss from discontinued operations of $6.2 million and $15.5 million, respectively.  Included in the loss of $6.2 million for the first nine months of fiscal 2017 was a $3.6 million loss on Wallop’s assets held for sale, principally due to a reduction in the estimated sale price and the effect of changes in foreign currency exchange rates.  There was no significant change to the estimated sale price in the third quarter of fiscal 2017.

The operating results of the discontinued operations for the three month period ended June 30, 2017, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$-	$-	$270	$-	$270

Operating earnings (loss)	(594)	-	(598)	(3)	(1,195)
Tax expense (benefit)	(62)	-	(318)	-	(380)
Income (loss) from discontinued operations	$(532)	$-	$(280)	$(3)	$(815)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$163	$-	$709	$-	$872
Gain (loss) on sale of discontinued operations	(395)	-	-	-	(395)

The operating results of the discontinued operations for the nine month period ended June 30, 2017, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$4,964	$-	$270	$-	$5,234

Operating earnings (loss)	(713)	893	(7,214)	(896)	(7,930)
Tax expense (benefit)	(492)	-	(941)	(312)	(1,745)
Income (loss) from discontinued operations	$(221)	$893	$(6,273)	$(584)	$(6,185)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$77	$-	$(3,614)	$-	$(3,537)
Gain (loss) on sale of discontinued operations	793	-	-	-	793

The operating results of the discontinued operations for the three month period ended July 1, 2016, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$3,577	$-	$456	$-	$4,033

Operating earnings (loss)	(1,184)	(71)	(5,908)	(251)	(7,414)
Tax expense (benefit)	570	(83)	876	(87)	1,276
Income (loss) from discontinued operations	$(1,754)	$12	$(6,784)	$(164)	$(8,690)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$(2,411)	$-	$(1,912)	$-	$(4,323)

The operating results of the discontinued operations for the nine month period ended July 1, 2016, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$13,638	$-	$5,229	$-	$18,867

Operating earnings (loss)	785	(378)	(14,775)	(262)	(14,630)
Tax expense (benefit)	1,256	(83)	(223)	(87)	863
Income (loss) from discontinued operations	$(471)	$(295)	$(14,552)	$(175)	$(15,493)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$(2,355)	$-	$(5,540)	$-	$(7,895)

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at June 30, 2017, are comprised of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Other current assets	$-	$-	$3,868	$3,868
Current Assets of Businesses Held for Sale	-	-	3,868	3,868

Net property, plant and equipment	5,262	-	-	5,262
Other assets	-	-	4,995	4,995
Non-Current Assets of Businesses Held for Sale	5,262	-	4,995	10,257

Accounts payable	-	-	385	385
Accrued liabilities	-	-	86	86
Current Liabilities of Businesses Held for Sale	-	-	471	471

Deferred income tax liabilities	-	-	1,365	1,365
Other liabilities	-	-	320	320
Non-Current Liabilities of Businesses Held for Sale	-	-	1,685	1,685

Net Assets of Businesses Held for Sale	$5,262	$-	$6,707	$11,969

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at September 30, 2016, were comprised of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Accounts receivable, net	$2,588	$-	$4,093	$6,681
Inventories	8,070	-	398	8,468
Prepaid expenses	127	-	103	230
Income tax refundable	-	-	71	71
Current Assets of Businesses Held for Sale	10,785	-	4,665	15,450

Net property, plant and equipment	5,368	-	2,869	8,237
Intangibles, net	-	-	1,856	1,856
Deferred income tax benefits	(392)	-	400	8
Other assets	-	-	1,299	1,299
Non-Current Assets of Businesses Held for Sale	4,976	-	6,424	11,400

Accounts payable	441	-	1,463	1,904
Accrued liabilities	7,000	-	1,909	8,909
Current Liabilities of Businesses Held for Sale	7,441	-	3,372	10,813

Other liabilities	-	-	320	320
Non-Current Liabilities of Businesses Held for Sale	-	-	320	320

Net Assets of Businesses Held for Sale	$8,320	$-	$7,397	$15,717

Note 12 – Business Segment Information

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

In Thousands	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Sales
Avionics & Controls	$209,168	$222,583	$615,443	$607,493
Sensors & Systems	184,450	186,337	534,001	514,836
Advanced Materials	110,135	108,172	321,224	326,550
	$503,753	$517,092	$1,470,668	$1,448,879

Earnings from Continuing Operations Before Income Taxes
Avionics & Controls	$22,495	$28,517	$62,173	$40,579
Sensors & Systems	24,842	27,942	71,944	61,670
Advanced Materials	17,780	15,512	55,982	51,710
Segment Earnings	65,117	71,971	190,099	153,959

Corporate expense	(15,969)	(17,926)	(53,758)	(54,956)
Interest income	150	30	346	211
Interest expense	(7,299)	(7,659)	(22,645)	(22,169)
	$41,999	$46,416	$114,042	$77,045

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

Our current business and strategic plan focuses on the continued development and enhancement of our products principally for aerospace and defense markets.  We are concentrating our efforts to expand our capabilities in these markets, to anticipate the global needs of our customers, and to continually improve our operational performance.  These efforts focus on continuous research and new product development, acquisitions and strategic realignments of operations to offer more comprehensive solutions across our product offerings, and the implementation of the principles of our operating system to become a supplier of choice for our customers.

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

Sales for the third quarter of fiscal 2017 decreased $13.3 million to $503.8 million over the prior-year period due mainly to lower sales of Avionics & Controls segment products.

Gross margin was 33.9% in the third quarter of fiscal 2017 compared with 33.6% in the prior-year period.  Gross profit was $170.6 million and $173.6 million for the third quarter of fiscal 2017 and 2016, respectively.  For further explanation about changes in sales and gross profit in the third quarter of fiscal 2017 over the prior-year period, refer to the table at the end of this Overview section for a roll forward presentation of sales and gross profit.

Selling, general and administrative expenses decreased by $3.2 million in the third quarter of fiscal 2017 over the prior-year period to $93.6 million, principally reflecting lower integration expense and share-based compensation.

Research, development and engineering expense increased by $5.7 million to $27.9 million, or 5.5% of sales, in the third quarter of fiscal 2017 from the prior-year period.  The increase reflects higher expense across all three segments.

The income tax rate was 24.8% in the third quarter of fiscal 2017 compared with 17.2% in the prior-year period.  The increase in the income tax rate is a result of U.K. limitations on interest expense deductions.

Earnings from continuing operations in the third quarter of fiscal 2017 were $31.3 million, or $1.04 per diluted share, compared with $38.0 million, or $1.28 per diluted share, in the prior-year period.

As explained in Note 11 to the Consolidated Financial Statements included in Part 1, Item 1 of this report, in fiscal 2014, our board of directors previously approved the plan to sell certain non-core business units including Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; a small distribution business; and a small manufacturing business.  On March 28, 2017, we sold a small manufacturing business for $0.6 million and a note receivable of $2.4 million, resulting in a gain on sale of the business of $0.8 million.  In May 2016, we sold certain assets of Wallop and in June 2016 entered into an agreement to sell Wallop’s naval business.  On June 2, 2017, we sold additional assets of Wallop for 0.7 million euros to be collected in the fourth quarter of fiscal 2017.  These businesses are reported as discontinued operations.

Loss from discontinued operations in the third quarter of fiscal 2017 was $0.8 million, or $0.03 per diluted share, compared with a loss of $8.7 million, or $0.29 per diluted share, in the prior-year period.

Net income in the third quarter of fiscal 2017 was $30.5 million, or $1.01 per diluted share, compared with $29.4 million, or $0.99 per diluted share, in the prior-year period.

Sales for the first nine months of fiscal 2017 increased $21.8 million to $1.47 billion over the prior-year period due to strong sales of Sensors & Systems segment products, partially offset by the effect of changes in foreign currency rates.

Gross margin was 33.4% in the first nine months of fiscal 2017 compared with 32.3% in the prior-year period.  Gross profit was $490.6 million and $467.5 million for the first nine months of fiscal 2017 and 2016, respectively.  Gross profit mainly benefited from higher sales volume and favorable product mix of Sensors & Systems segment products.

For further explanation regarding changes in sales and gross profit in the first nine months of fiscal 2017 over the prior-year period, please refer to the table at the end of this Overview section for a roll forward presentation of sales and gross profit.

Selling, general and administrative expenses decreased by $7.0 million in the first nine months of fiscal 2017 over the prior-year period to $286.3 million, principally reflecting decreased integration expense and favorable effect of changes in foreign currency rates.

Research, development and engineering expense increased by $3.0 million to $75.7 million, or 5.1% of sales, in the first nine months of fiscal 2017 from the prior-year period.  The increase mainly reflects higher spending in our Sensors & Systems and Advanced Materials segments.

During the first nine months of fiscal 2017, we received a $7.8 million insurance recovery resulting from an energetic incident at one of our countermeasure operations, which occurred in the third quarter of fiscal 2016.  We also received a $5.0 million insurance recovery in the fourth quarter of fiscal 2016.  The insurance recovery is reported as a separate line item on the Consolidated Statement of Operations and Comprehensive Income (Loss) and is included in Advanced Materials segment earnings.  Sales and gross margin of our countermeasure operations business continued to be impacted by the controlled restart of operations following the incident through the first half of fiscal 2017.  In the third quarter of fiscal 2017, the factory achieved planned production levels.  We do not anticipate additional insurance recoveries arising from this matter.

We adopted the new guidance on accounting for share-based payments during the first quarter of fiscal 2017.  The new guidance simplifies certain aspects of accounting for share-based payments.  The key provision of the new standard requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than in additional paid-in capital.  Adoption of the new guidance during the first nine months of fiscal 2017 resulted in a $2.3 million decrease in income tax expense.

The income tax rate was 21.9% in the first nine months of fiscal 2017 compared with 14.7% in the prior-year period.  The increase in the income tax rate is a result of U.K. limitations on interest expense deductions.  We expect our fiscal 2017 income tax rate will be approximately 24% to 25%.  We expect our income tax rate will be approximately 27% to 28% in the fourth quarter of fiscal 2017.

Earnings from continuing operations in the first nine months of fiscal 2017 were $88.0 million, or $2.94 per diluted share, compared with $64.9 million, or $2.18 per diluted share, in the prior-year period.

Loss from discontinued operations in the first nine months of fiscal 2017 was $6.2 million, or $0.21 per diluted share, compared with $15.5 million, or $0.52 per diluted share, in the prior-year period.

Net income in the first nine months of fiscal 2017 was $81.8 million, or $2.73 per diluted share, compared with $49.4 million, or $1.66 per diluted share, in the prior-year period.

Cash flows from operating activities were $138.9 million in the first nine months of fiscal 2017 compared with $118.6 million in the prior-year period.  The increase in cash flows from operating activities is primarily from improved earnings.

Our sales, gross margin and earnings results for the third quarter of fiscal 2017 compared with the prior-year period included a number of significant items which are summarized in the tables below.

The following is a roll forward of sales and gross margin from the three month period ended July 1, 2016, to the three month period ended June 30, 2017:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Three month period ended July 1, 2016	$222,583	$186,337	$108,172	$517,092
Foreign currency gain (loss)	(1,332)	(2,381)	(2,697)	(6,410)
Forward contract gain (loss)	1,376	(986)	-	390
Sales volume	(12,377)	985	2,587	(8,805)
Other	(1,082)	495	2,073	1,486
Three month period ended June 30, 2017	$209,168	$184,450	$110,135	$503,753

Gross Margin:
Three month period ended July 1, 2016	74,535	67,933	31,116	173,584
Foreign currency gain (loss)	(399)	(804)	(694)	(1,897)
Forward contract gain (loss)	1,449	(986)	-	463
Volume/mix	2,530	(202)	1,462	3,790
Lower (higher) manufacturing costs	(5,471)	(319)	577	(5,213)
Business integration	1,308	-	-	1,308
Inventory cost and EAC adjustment	(2,900)	614	-	(2,286)
Other	135	191	554	880
Three month period ended June 30, 2017	$71,187	$66,427	$33,015	$170,629

The following is a roll forward of sales and gross margin from the nine month period ended July 1, 2016, to the nine month period ended June 30, 2017:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Nine month period ended July 1, 2016	$607,493	$514,836	$326,550	$1,448,879
Foreign currency gain (loss)	(2,914)	(7,560)	(10,281)	(20,755)
Forward contract gain (loss)	6,683	(1,534)	-	5,149
Sales volume	4,795	26,784	339	31,918
Other	(614)	1,475	4,616	5,477
Nine month period ended June 30, 2017	$615,443	$534,001	$321,224	$1,470,668

Gross Margin:
Nine month period ended July 1, 2016	190,722	179,443	97,311	467,476
Foreign currency gain (loss)	181	(689)	(2,520)	(3,028)
Forward contract gain (loss)	6,817	(1,534)	-	5,283
Volume/mix	3,989	16,306	606	20,901
Lower (higher) manufacturing costs	(7,594)	(1,947)	(854)	(10,395)
Factory layout costs (Kaikaku)	1,940	-	-	1,940
Business integration	3,107	-	-	3,107
Inventory cost and EAC adjustment	1,917	614	-	2,531
Other	1,539	197	1,044	2,780
Nine month period ended June 30, 2017	$202,618	$192,390	$95,587	$490,595

The following table shows the average foreign exchange rates for the British pound, Canadian dollar and euro relative to the U.S. dollar for the three and nine month periods ended June 30, 2017, and July 1, 2016.

	Three Months Ended			Nine Months Ended
	June 30,	July 1,		June 30,	July 1,
	2017	2016	Change	2017	2016	Change

GBP to USD	1.2847	1.4329	(10.3)%	1.2591	1.4556	(13.5)%
CAD to USD	0.7457	0.7786	(4.2)%	0.7497	0.7545	(0.6)%
EUR to USD	1.1040	1.1277	(2.1)%	1.0825	1.1040	(1.9)%

The following table shows the impact of changes in the foreign currency exchange rates for the British pound, Canadian dollar and euro relative to the U.S. dollar on operating earnings during the three month period ended June 30, 2017, compared with the prior-year period.

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Foreign currency gain (loss)	$(727)	$(2,423)	$(3,557)	$(6,707)
Forward contract gain (loss)	2,374	(282)	5,129	7,221
Impact on Operating Earnings (Loss)	$1,647	$(2,705)	$1,572	$514

The following table shows the impact of changes in the foreign currency exchange rates for the British pound, Canadian dollar and euro relative to the U.S. dollar on operating earnings during the nine month period ended June 30, 2017, compared with the prior-year period.

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Foreign currency gain (loss)	$3,775	$104	$(7,418)	$(3,539)
Forward contract gain (loss)	7,609	(1,333)	8,671	14,947
Impact on Operating Earnings (Loss)	$11,384	$(1,229)	$1,253	$11,408

Results of Operations

Three Month Period Ended June 30, 2017, Compared with Three Month Period Ended July 1, 2016

Total sales for the third fiscal quarter decreased by $13.3 million, or 2.6%, over the prior-year period.  Sales by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	June 30,	July 1,
	From Prior Year	2017	2016

Avionics & Controls	(6.0)%	$209,168	$222,583
Sensors & Systems	(1.0)%	184,450	186,337
Advanced Materials	1.8%	110,135	108,172
Total Net Sales		$503,753	$517,092

The $13 million decrease in Avionics & Controls sales over the prior-year period mainly reflected the following:

•	Lower sales volumes of avionics systems of $8 million, mainly for the T-6B military trainer for the U.S. Navy as the program nears completion and lower sales from commercial aviation retrofits
•	Lower sales volumes of interface technologies of $6 million mainly for gaming and industrial applications

The $2 million decrease in Sensor & Systems sales over the prior-year period principally reflected unfavorable effect of changes in foreign currency exchange rates.

The $2 million increase in sales in Advanced Materials over the prior-year period mainly reflected higher sales of countermeasure flare devices of $6 million, partially offset by an unfavorable effect of changes in foreign currency rates.

Overall, gross margin was 33.9% and 33.6% for the third quarter of fiscal 2017 and 2016, respectively.  Gross profit was $170.6 million and $173.6 million for the third quarter of fiscal 2017 and 2016, respectively.  Gross profit and gross margin percentage by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	June 30,	July 1,
	From Prior Year	2017	2016

Avionics & Controls	(4.5)%	$71,187	$74,535
Sensors & Systems	(2.2)%	66,427	67,933
Advanced Materials	6.1%	33,015	31,116
Total Gross Profit		$170,629	$173,584

Avionics & Controls	0.5%	34.0%	33.5%
Sensors & Systems	(0.5)%	36.0%	36.5%
Advanced Materials	1.2%	30.0%	28.8%
Gross Margin Percentage		33.9%	33.6%

The $3 million decrease in Avionics & Controls gross profit was mainly due to the following:

•	A favorable $3 million estimated cost at completion adjustment recorded in the prior year period
•	A lower recovery of fixed overhead on decreased sales of avionics systems of $3 million
•	Partially offset by $3 million in favorable sales mix on display sales

The $2 million decrease in Sensors & Systems gross profit principally reflected an unfavorable effect of foreign currency rates.

The $2 million increase in Advanced Materials gross profit principally reflected an increase in gross margin on sales of defense technologies due to higher sales volumes of countermeasures and an increase in fixed overhead recovery due to the return of full production following the May 2016 incident noted in the Overview section.

Selling, general and administrative expenses (which include corporate expenses) totaled $93.6 million, or 18.6% of sales, and $96.8 million, or 18.7% of sales, for the third quarter of fiscal 2017 and 2016, respectively.  The decrease in selling, general and administrative expense mainly reflected a $2 million decrease in integration expenses and a decrease in share-based compensation.

Research, development and engineering spending was $27.9 million, or 5.5% of sales, for the third quarter of fiscal 2017 compared with $22.2 million, or 4.3% of sales, for the third quarter of fiscal 2016.  The $5.7 million increase in research, development and engineering reflected higher spending in all three segments.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the third quarter of fiscal 2017 totaled $65.1 million, or 12.9% of sales, compared with $72.0 million, or 13.9% of sales, for the third quarter in fiscal 2016.  Segment earnings by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	June 30,	July 1,
	From Prior Year	2017	2016

Avionics & Controls	(21.1)%	$22,495	$28,517
Sensors & Systems	(11.1)%	24,842	27,942
Advanced Materials	14.6%	17,780	15,512
Total Segment Earnings		$65,117	$71,971

Avionics & Controls	(2.0)%	10.8%	12.8%
Sensors & Systems	(1.5)%	13.5%	15.0%
Advanced Materials	1.8%	16.1%	14.3%
Segment Earnings Percentage		12.9%	13.9%

The $6 million decrease in Avionics & Controls segment earnings mainly reflected a decrease in gross profit of $3 million, and an increase in research, engineering and development expense.

The $3 million decrease in Sensors & Systems segment earnings principally reflected a decrease in gross profit and higher research and development expense.

A $2 million increase in Advanced Materials segment earnings principally reflected an increase in gross profit.

Interest expense for the third quarter of fiscal 2017 was $7.3 million compared with $7.7 million for the third quarter of fiscal 2016.  The decrease in interest expense mainly reflected lower borrowings, partially offset by a higher interest rate.

The income tax rate was 24.8% in the third fiscal quarter of fiscal 2017 compared with 17.2% in the prior-year period.  The income tax rate for the third quarter of fiscal 2017 was higher due to the U.K. tax law changes limiting interest expense deductions, partially offset by excess tax benefits related to employee share-based payments.  The income tax rate differed from the statutory rate in the third quarter of fiscal 2017 and 2016, as both years benefited from various tax credits and certain foreign interest expense deductions.  We expect our income tax rate will be approximately 27% to 28% in the fourth quarter of fiscal 2017.

Nine Month Period Ended June 30, 2017, Compared with Nine Month Period Ended July 1, 2016

Total sales for the first nine months of fiscal 2017 increased by $21.8 million, or 1.5%, over the prior-year period.  Sales by segment were as follows:

In Thousands		Nine Months Ended
	Increase (Decrease)	June 30,	July 1,
	From Prior Year	2017	2016

Avionics & Controls	1.3%	$615,443	$607,493
Sensors & Systems	3.7%	534,001	514,836
Advanced Materials	(1.6)%	321,224	326,550
Total Net Sales		$1,470,668	$1,448,879

The $8 million increase in Avionics & Controls sales over the prior-year period mainly reflected the following:

•	Higher sales volumes of avionics systems of $2 million mainly for new programs, partially offset by lower sales for legacy programs, mainly the T-6B military trainer for the U.S. Navy
•	Higher sales volumes of interface technologies of $2 million, principally for industrial and medical applications
•	Favorable effect of changes in foreign currency exchange rates of $4 million

The $19 million increase in Sensor & Systems sales over the prior-year period principally reflected the following:

•	Higher sales of connection technologies of $3 million, reflecting higher distribution sales, partially offset by lower sales for nuclear and defense applications
•	Higher sales of advanced sensors of $11 million and power systems of $13 million for OEM and aftermarket programs
•	Partially offset by unfavorable effect of changes in foreign currency exchange rates of $9 million

The $5 million decrease in sales in Advanced Materials over the prior-year period mainly reflected the following:

•	Unfavorable effect of changes in foreign currency exchange rates of $10 million
•

Lower sales volumes of flare countermeasures of $2 million reflecting the controlled resumption of efficient operations following the energetic incident at one of our countermeasure operations in May 2016

•	Partially offset by higher sales volumes of engineered materials for mainly commercial aviation of $6 million

Overall, gross margin was 33.4% and 32.3% for the first nine months of fiscal 2017 and 2016, respectively.  Gross profit was $490.6 million and $467.5 million for the first nine months of fiscal 2017 and 2016, respectively.  Gross profit and gross margin percentage by segment were as follows:

In Thousands		Nine Months Ended
	Increase (Decrease)	June 30,	July 1,
	From Prior Year	2017	2016

Avionics & Controls	6.2%	$202,618	$190,722
Sensors & Systems	7.2%	192,390	179,443
Advanced Materials	(1.8)%	95,587	97,311
Total Gross Profit		$490,595	$467,476

Avionics & Controls	1.5%	32.9%	31.4%
Sensors & Systems	1.1%	36.0%	34.9%
Advanced Materials	0.0%	29.8%	29.8%
Gross Margin Percentage		33.4%	32.3%

The $12 million increase in Avionics & Controls gross profit is mainly from the following:

•	Favorable effect of changes in foreign currency exchange rates of $7 million
•	Higher sales volume/mix of $4 million
•	Lower estimate at completion adjustments on avionics systems long-term contracts and integration/Kaikaku (factory layout) expenses incurred in the prior-year period of $7 million
•

Partially offset by higher manufacturing expenses of $8 million mainly reflecting expenses associated with introduction of new programs and increased manufacturing engineering of $4 million and higher warranty expense and certain manufacturing inefficiencies of $2 million.

The $13 million increase in Sensors & Systems gross profit principally reflected increased sales volume and favorable product mix, partially offset by higher program costs of $2 million.

The $2 million decrease in Advanced Materials gross profit principally reflected a decrease in gross margin on lower sales of defense technologies due to the controlled ramp up of manufacturing following the May 2016 incident at one of our countermeasure operations and higher expenses from the introduction of new countermeasure devices.

Selling, general and administrative expenses (which include corporate expenses) totaled $286.3 million, or 19.5% of sales, and $293.3 million, or 20.2% of sales, for the first nine months of fiscal 2017 and 2016, respectively.  The decrease in selling, general and administrative expense mainly reflected the following:

•	Favorable effect of changes in foreign currency rates of $8 million
•	Decreased integration expense of $6 million
•	Decreased share-based compensation of $4 million
•	Partially offset by increased bad debt expense of $2 million, incentive compensation of $4 million, and $2 million of health and welfare expense for our U.S. operations

Research, development and engineering spending was $75.7 million, or 5.1% of sales, for the first nine months of fiscal 2017 compared with $72.8 million, or 5.0% of sales, for the first nine months of fiscal 2016.  The $3.0 million increase in research, development and engineering principally reflected higher spending in the Sensors & Systems and Advanced Materials segments in the first nine months of fiscal 2017.  Management expects that the full year research, development and engineering expense will be approximately 5.1% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first nine months of fiscal 2017 totaled $190.0 million, or 12.9% of sales, compared with $154.0 million, or 10.6% of sales, for the first nine months in fiscal 2016.  Segment earnings by segment were as follows:

In Thousands		Nine Months Ended
	Increase (Decrease)	June 30,	July 1,
	From Prior Year	2017	2016

Avionics & Controls	53.2%	$62,173	$40,579
Sensors & Systems	16.7%	71,944	61,670
Advanced Materials	8.3%	55,982	51,710
Total Segment Earnings		$190,099	$153,959

Avionics & Controls	3.4%	10.1%	6.7%
Sensors & Systems	1.5%	13.5%	12.0%
Advanced Materials	1.6%	17.4%	15.8%
Segment Earnings Percentage		12.9%	10.6%

The $22 million increase in Avionics & Controls segment earnings mainly reflected the following:

•	A $12 million increase in gross profit
•	A $5 million decrease in selling, general and administrative expense mainly due to lower integration expense
•	A $4 million favorable effect of changes in foreign currency exchange rates on operating expenses

The $10 million increase in Sensors & Systems segment earnings principally reflected the increase in gross profit on higher sales volumes and improved product mix, partially offset by higher research, development and engineering and selling general and administrative expenses.

The $4 million increase in Advanced Materials segment earnings mainly reflected a $7.8 million insurance recovery noted above, partially offset by a $2 million decrease in gross profit and higher research, development and engineering expense.

Interest expense for the first nine months of fiscal 2017 was $22.6 million compared with $22.2 million for the first nine months of fiscal 2016.  The increase in interest expense mainly reflected a higher interest rate partially offset by lower borrowings.

The income tax rate was 21.9% and 14.7% for the first nine months of fiscal 2017 and 2016, respectively.  The income tax rate in the current period was higher primarily due to U.K. limitations on interest expense deductions.  In the first nine months of 2017, we recognized $7.1 million of discrete tax benefits primarily related to a reduction of the income tax rate in France for fiscal year 2020 and beyond and the early adoption of the accounting standard update for employee share-based payment awards.  In the first nine months of 2016, we recognized approximately $1.7 million of discrete tax benefits principally related to the enactment of tax laws reducing the U.K. statutory income tax rate.

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

Backlog was $1.2 billion at June 30, 2017, $1.3 billion at September 30, 2016, and $1.4 billion at July 1, 2016.  New orders for the first nine months of fiscal 2017 were approximately $1.4 billion compared with $1.6 billion in the prior-year period, mainly due to a $137 million decrease in Avionics & Controls orders.  The decline in Avionics & Controls orders reflected the following:

•

A $63 million decrease in avionics systems orders is mainly due to a $50 million non-U.S. retrofit order for military and commercial aircraft received in the prior-year period.  Work on the avionics systems for the military aircraft contract for $40 million is delayed until past due accounts receivable are current.  Management is currently working with the customer to collect its past due accounts receivable and facilitate completion of the program.  The decrease in avionics systems orders also reflects an $8 million decrease in orders for the T-6B military trainer for the U.S. Navy as the program nears completion.  Management is working with the customer to market the T-6B internationally.

•

A $24 million decrease in control and communication systems is due to an order covering a two-year period for the Boeing P-8A.  Management expects a $17 million order for the P-8A in the fourth quarter of fiscal 2017 and a $31 million order in the first quarter of fiscal 2018.

•

A $50 million decrease in display orders is due to the timing of receiving orders and some weakness in demand.  Management expects the delayed orders to be received late in fiscal 2017 and to substantially meet its fiscal 2017 order and sales forecast for displays.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2017, totaled $279.4 million, an increase of $20.9 million from September 30, 2016.  Net working capital increased to $833.8 million at June 30, 2017, from $777.3 million at September 30, 2016.  Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expenses.

Cash flows provided by operating activities were $138.9 million and $118.6 million in the first nine months of fiscal 2017 and 2016, respectively.  The increase in cash flows from operating activities is primarily from improved earnings.

Cash flows used by investing activities were $41.6 million and $56.0 million in the first nine months of fiscal 2017 and 2016, respectively, and were primarily for capital expenditures, including the purchase of a building for our Esterline Advanced Displays (EAD) operation in the prior year.

Cash flows used by financing activities were $77.1 million in the first nine months of fiscal 2017, mainly reflecting:

•	$95.0 million repayment of long-term credit facilities
•	$12.9 million repayment of long-term debt
•	Partially offset by:
•	$27.0 million in proceeds from the issuance of common stock under our employee stock plans
•	$5.0 million in proceeds from the issuance of long-term credit facilities

Cash flows used by financing activities were $12.9 million in the first nine months of fiscal 2016 and mainly reflected:

•	$20.0 million repayment of long-term credit facilities
•	$9.3 million repayment of long-term debt
•	$18.7 million for shares repurchased
•	Partially offset by
•	$30.0 million in proceeds from the issuance of long-term credit facilities
•	$4.7 million in proceeds from the issuance of common stock under our employee stock plans

Capital expenditures, consisting of building, machinery, equipment and computers, are anticipated to be approximately $60 million during fiscal 2017, compared with $68.5 million expended in fiscal 2016.  Capital expenditures in fiscal 2017 are lower compared with the prior year due to the purchase of a building for our EAD operation in the prior year.

Total debt at June 30, 2017, was $780.2 million and consisted of $228.1 million of the U.S. Term Loan, due 2020, $377.1 million (€330.0 million) of the 2023 Notes, $65.0 million in borrowings under our secured credit facility, $71.4 million under capital lease obligations, $43.5 million in government refundable advances and net of debt issuance costs of $4.9 million.

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

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first nine months of fiscal 2017.  A discussion of our exposure to market risk is provided in the Company’s Report on Form 10-K for the fiscal year ended September 30, 2016.

Item 4.               Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017.  Based upon that evaluation, they concluded as of June 30, 2017, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of June 30, 2017, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

See Note 9 to the Consolidated Financial Statements included in Part 1, Item 1 of this report for information regarding legal proceedings.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 6.               Exhibits

Exhibit
Number	Exhibit Index

11	Schedule setting forth computation of basic and diluted earnings per share for the three and nine month periods ended June 30, 2017, and July 1, 2016.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: August 4, 2017	By:	/s/ Robert D. George
Robert D. George
Executive Vice President, Chief Financial Officer, and
Corporate Development
(Principal Financial Officer)