Form 10-K
period 2017-09-29
ESTERLINE TECHNOLOGIES CORP
filed 2017-11-21
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2017.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                       3

Commission file number 1-6357

ESTERLINE TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2595091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 16, 2017, 29,984,434 shares of the Registrant’s common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of March 31, 2017, was $2,562,036,264 (based upon the closing sales price of $86.05 per share).

Documents Incorporated by Reference

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended September 29, 2017.

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

The results for the twelve-month period ended October 2, 2015, are unaudited.

Item 1.  Business

General Development of Business

Esterline, a Delaware corporation formed in 1967, is a leading specialized manufacturing company principally serving aerospace and defense customers.  We design, manufacture and market highly engineered products and systems for application within the industries we serve.

Our current business and strategic plan focuses on continued development of our products principally for aerospace and defense markets in three key technology segments:  Avionics & Controls, Sensors & Systems, and Advanced Materials.  Our products are often mission critical, which have been designed into particular military and commercial platforms, and in certain cases can only be replaced by products of other manufacturers following a formal certification process.  We are concentrating our efforts to expand our capabilities in these markets, anticipate the global needs of our customers and respond to such needs with comprehensive solutions.  These efforts focus on continuous research and new product development, acquisitions, and strategic realignment of operations to expand our capabilities as a more comprehensive supplier to our customers across our entire product offering.  Such expansion included the January 2015 acquisition of the defense, aerospace and training display business, Esterline Advanced Displays (EAD), of Belgium-based Barco N.V. (Barco).  This acquisition is described in more detail in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations contained in Item 7 of this report.

In December 2013 we announced the acceleration of our plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions, which were completed in fiscal 2016.  We incurred costs of $8.7 million in fiscal 2016 and $14.6 million in the recast twelve-month period of fiscal 2015 associated with these activities.  The costs include severance, relocation of facilities, and losses from the write off of certain property, plant and equipment.

In March 2014 we entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DTCC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations.  Among other things, the Consent Agreement required us to pay a $20 million penalty, of which $10 million was suspended and eligible for offset credit.  In fiscal 2016 the DTCC approved costs we incurred to implement compliance measures to fully offset the $10 million suspended payment.  On September 5, 2017, the DTCC notified us that it is closing the Consent Agreement. The closing of the Consent Agreement was based on our certifications that all aspects of the Consent Agreement have been implemented and that our trade compliance program is adequate to identify, prevent, detect, correct, and report violations of the Arms Export Control Act (AECA) and ITAR, as well as the DTCC’s assessment that we have fulfilled the terms of the Consent Agreement.

In fiscal 2014 our Board of Directors approved the plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; a small distribution business; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; and a small manufacturing business.  As of September 30, 2017, we have sold these business units except for the land and building at Eclipse and Wallop, which are currently held for sale.  These businesses are reported as discontinued operations.

We recorded a loss from discontinued operations of $7.3 million, $15.3 million, and $40.3 million in fiscal 2017, 2016 and 2015, respectively.

Our products have a long history in the aerospace and defense industry and are found on most military and commercial aircraft, helicopters, and land-based systems.  For example, our products are used on the majority of active and in-production U.S. military aircraft and on every Boeing commercial aircraft platform manufactured in the past 75 years.  In addition, our products are supplied to Airbus, many of the major regional and business jet manufacturers, and the major aircraft engine manufacturers.  We work closely with OEMs on new, highly engineered products with the objective of such products becoming designed into our customers’ platforms; this integration often results in sole-source positions for OEM production and aftermarket business.  We broadly categorize our commercial and military aerospace aftermarket sales as retrofit, repair services, and spare parts.  Spare parts alone made up approximately 9% of total sales in fiscal 2017.  Retrofit and repair services, which represent 3% of total sales in fiscal 2017, carry higher margins than OEM sales but lower margins than spare parts sales.  In many cases, our aftermarket sales span the entire life of an aircraft.

We differentiate ourselves through our engineering and manufacturing capabilities and our reputation for safety, quality, on-time delivery, reliability, and innovation – all embodied in the Esterline Operating System, our way of approaching business that helps ensure all employees are focused on continuous improvement, teamwork, a safe work environment and compliance.  Safety of our operations is a critical factor in our business, and accordingly, we incorporate applicable regulatory guidance in the design of our facilities and train our employees using a behavior-based approach that focuses on safety-designed work habits and on-going safety audits.  Our industries are highly regulated, and compliance with applicable regulations, including export control and anti-bribery regulations, is an important focus in our business.  We have a global code of business conduct and ethics, and we provide corporate-wide training and maintain local ethics advisors and export control specialists in our business units to support our compliance efforts.  In fiscal 2017 we continued our significant efforts to build and strengthen our trade compliance program, driven in large part by the requirements of the Consent Agreement discussed above.

Our sales are diversified across three broad markets:  defense, commercial aerospace and general industrial.  For fiscal 2017, approximately 30% of our sales were from the defense market, 40% from the commercial aerospace market, and 30% from the general industrial market.

Financial Information About Industry Segments

A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to our business segments for fiscal 2017, 2016, and 2015 is reported in Note 18 to the Company’s Consolidated Financial Statements under Item 8 of this report.

Description of Business

Avionics & Controls

Our Avionics & Controls business segment includes avionics systems, control and communication systems, and interface technologies capabilities.  Avionics systems designs, develops and integrates cockpit avionics solutions as well as providing visualization solutions for commercial and defense applications.  Control and communication systems designs and manufactures technology interface solutions for military and commercial aircraft and land- and sea-based military vehicles.  Interface technologies manufactures and develops custom control panels and input systems for medical, industrial, military and gaming industries.  We are a market leader in global positioning systems (GPS), head-up displays, enhanced vision systems, flight management systems, touchscreen display solutions and secure communication systems, all of which are used in a broad variety of applications.  In addition, we develop, manufacture and market sophisticated, highly reliable component systems including lighted push-button and rotary switches, keyboards, lighted indicators, panels and displays.

Our products have been integrated into many existing aircraft designs, including every Boeing commercial aircraft platform currently in production.  We are a Tier 1 supplier on the Boeing 787 and 777X programs to design and manufacture all of the cockpit overhead panels and embedded software for these systems.  We provide high-quality and affordable visual display solutions to the air traffic control, naval, ground vehicles and unmanned systems and simulation and training markets.  Our simulation and training solutions include a 360-degree rear projection display that offers high contrast and resolution and various types of large field-of-view collimated displays, and a deployable display with a roll-up, seamless spherical screen.  We manufacture control sticks, grips and wheels, as well as specialized switching systems.  In this area we primarily serve commercial and military aviation and airborne and ground-based military equipment manufacturing customers.  For example, we are a leading manufacturer of pilot control grips for most types of military fighter jets and helicopters.  Additionally, our software engineering center supports our customers’ needs with applications such as flight management systems, air data computers and engine control systems.

Our proprietary products meet critical operational requirements and provide customers with significant technological advantages in areas such as night vision compatibility and active-matrix liquid-crystal displays (a technology enabling pilots to read display screens in a variety of light conditions as well as from extreme angles).  Our products are incorporated in a wide variety of platforms ranging from military helicopters, fighters and transports, to commercial wide- and narrow-body, regional and business jets.  In fiscal 2017 some of our largest customers for these products included Airbus, BAE Systems, The Boeing Company, Bombardier, FAA, Honeywell, L3 Technologies, Leonardo, Lockheed Martin, Pilatus, Rockwell Collins, Textron, Thales, and Triman.

In addition, we design and manufacture ruggedized military personal communication equipment, primarily headsets, handsets and field communications.  We are the sole supplier of Active Noise Reduction (ANR) headsets to the British Army’s tracked and wheeled vehicle fleets under the Bowman communication system program.  We also supply ANR headsets to the U.S. Army’s tracked and wheeled vehicle fleets.  Additionally, we are the primary ANR headset supplier to the Canadian Army and have a long-standing relationship with allied armies around the world.  In fiscal 2017 some of our largest customers for these products included BAE Systems, The Boeing Company, NATO Supply Procurement Agency, the U.S. Department of Defense (DoD), and Simex Defence.

We also manufacture a full line of keyboard, switch and input technologies for specialized medical equipment, high-tech gaming applications, and communication systems for military applications.  These products include custom keyboards, keypads, and input devices that integrate cursor control devices, barcode scanners, displays, video, and voice activation and touch screens.  We also produce instruments that are used for point-of-use and point-of-care diagnostics.  We have developed a wide variety of technologies, including plastic and vinyl membranes that protect high-use switches and fully depressible buttons, and backlit elastomer switch coverings that are resistant to exposure from harsh chemicals.  These technologies now serve as the foundation for a small but growing portion of our product line.  In fiscal 2017, some of our largest customers for these products included Aristocrat Technologies, General Electric, Nuance, Philips, and Stat-Diagnostic.

Sensors & Systems

Our Sensors & Systems business segment includes power systems, connection technologies and advanced sensors capabilities.  We develop and manufacture high-precision temperature, pressure and speed sensors principally for aerospace customers, electrical interconnect systems for severe environments for aerospace, defense, geophysics & marine, rail, and nuclear customers, as well as electrical power switching, control and data communication devices, and other related systems principally for aerospace and defense customers.  We are the sole-source and aftersales supplier of temperature probes for use on all versions of the General Electric/Snecma CFM-56 jet engine.  The CFM-56 jet engine has an installed base of over 30,000, and is standard equipment on the current generation Boeing 737 aircraft and approximately 60% of Airbus aircraft.  We manufacture sensors for the environmental control system for Boeing 787 aircraft, and provide the primary power distribution assembly for the Airbus A400M military transport.  We will provide the primary power distribution assembly for Embraer E-2 and Mitsubishi Regional Jet.  Additionally, we have a Tier 1 position with Rolls-Royce for a large suite of sensors for the engines that power the A400M and A350.  We design and manufacture interconnect solutions for harsh environments, connectors, backshells, conduits, planet probe interconnectors, and launcher umbilicals.  We also design and manufacture composite connectors for the Boeing 787.  The principal customers for our products in this business segment are jet engine manufacturers, airframe and industrial manufacturers.  In fiscal 2017 some of our largest customers for these products included Airbus, BJG, The Boeing Company, Bombardier, Flame, General Electric, Rolls-Royce, Safran, TTI, Inc., and United Technologies Corporation (UTC) Aerospace Systems.

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

Specialized High-Performance Applications.  We specialize in the development of proprietary formulations for silicone rubber and other elastomer products.  Our elastomer products are engineered to address specific customer requirements where superior performance in high temperature, high pressure, caustic, abrasive and other difficult environments is critical.  These products include clamping devices, thermal fire barrier insulation products, sealing systems, tubing and coverings designed in custom-molded shapes.  Some of the products include proprietary elastomers that are specifically designed for use on or near a jet engine.  We are a leading U.S. supplier of high-performance elastomer products to the aerospace industry, with our primary customers for these products being jet and rocket engine manufacturers, commercial and military airframe manufacturers, as well as commercial airlines.  In fiscal 2017 some of the largest customers for these products included The Boeing Company, KLX Aerospace Solutions, Lockheed Martin, and Northrup Grumman.

We also develop and manufacture high temperature, lightweight metallic insulation systems for aerospace and marine applications.  Our commercial aerospace programs include the Boeing 737, Airbus A320 and A380 series aircraft, and the International Aero Engines V2500 and Rolls-Royce BR710 engines.  Our insulation material is used on diesel engine manifolds for earthmoving and agricultural applications.  In addition, we specialize in the development of thermal protection for fire, nuclear, and petro-chemical industries.  We design and manufacture high temperature components for industrial and marine markets.  Our manufacturing processes consist of cutting, pressing, and welding stainless steel, inconel, and titanium fabrications.  In fiscal 2017 some of the largest customers of these products included Airbus, Rolls-Royce, and Spirit AeroSystems.

Ordnance and Countermeasure Applications.  We develop and manufacture combustible ordnance and warfare countermeasure devices for military customers.  We manufacture molded fiber cartridge cases, mortar increments, igniter tubes and other combustible ordnance components primarily for the DoD.  We are currently the sole supplier of combustible casings utilized by the U.S. Armed Forces.  Sales are made either directly to the DoD or through prime contractors and General Dynamics.  These products include the combustible case for the U.S. Army’s new generation 155mm Modular Artillery Charge System, the 120mm combustible case used with the main armament system on the U.S. Army and Marine Corps’ M1-A1/2 tanks, and the 60mm, 81mm and 120mm combustible mortar increments.  We were recently selected as the exclusive provider of high- and low-velocity payloads for 40mm infrared training rounds.  We are one of two suppliers to the U.S. Army of infrared decoy flares used by aircraft to help protect against radar and infrared guided missiles.  We are currently the only supplier to the U.S. Army of countermeasures against radar-based threats.  In fiscal 2017, in addition to the DoD, some of the largest customers of these products included Orbital ATK, General Dynamics, and Rikei.

A summary of product lines contributing sales of 10% or more of total sales for fiscal 2017, 2016, and 2015 is reported in Note 18 to the Consolidated Financial Statements under Item 8 of this report.

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

In the technical and highly engineered product segments in which we compete, relationship selling is particularly important in targeted marketing segments where customer and supplier design and engineering inputs need to be tightly integrated.  Participation in industry trade shows is an effective method of meeting customers, introducing new products, and exchanging technical specifications.  In addition to technical and industry conferences, our products are supported through direct internal international sales efforts, as well as through manufacturer representatives and selected distributors.  As of September 29, 2017, 364 sales people, 253 representatives, and 315 distributors supported our operations.

Backlog

Backlog was $1.3 billion at September 29, 2017, and September 30, 2016.  We estimate that approximately $440 million of backlog is scheduled to be shipped after fiscal 2018.

Backlog is subject to cancellation until delivered, and therefore, we cannot assure that our backlog will be converted into revenue in any particular period or at all.  Except for the released portion, backlog also does not include fixed-price, multi-year contracts.

Competition

Our products and services are affected by varying degrees of competition.  We compete with other companies in most markets we serve.  Many of these companies have far greater sales volumes and financial resources than we do.  Some of our competitors are also our customers or suppliers on certain programs.  The principal competitive factors in the commercial markets in which we participate are customer intimacy, product performance, on-time delivery performance, quality, service and price.  Part of product performance requires expenditures in research and development that lead to product improvement.  The market for many of our products may be affected by rapid and significant technological changes and new product introductions.  Our principal competitors include Astronautics, BAE, Bose, Eaton, Elbit, EMS, Essex Industries, GE Aerospace, Honeywell, IAI, L-3, Otto Controls, RAFI, Rockwell Collins, SELEX, Telephonics, Thales, Ultra Electronics, Universal Avionics Systems Corporation, and Zodiac in our Avionics & Controls segment; Ametek, Amphenol, Eaton, Meggitt, STPI-Deutsch, TE Connectivity, Woodward and Zodiac in our Sensors & Systems segment; and Alloy Surfaces, AMTEC, Chemring, Doncasters, Hi-Temp, J&M, JPR Hutchinson, Kmass,

Meggitt (including Dunlop Standard Aerospace Group), Rheinmetall, Trelleborg, ULVA, UTC Aerospace Systems, UMPCO, and Woodward Products in our Advanced Materials segment.

Research and Development

Our product development and design programs utilize an extensive base of professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed.  In fiscal 2017 we expended $103.0 million for research, development and engineering, compared with $95.9 million in fiscal 2016 and $100.4 million in the recast twelve-month period of fiscal 2015.  Research and development expense has averaged 5.0% of sales per year for the three years ended September 29, 2017.  We believe continued product development is key to our long-term growth, and consequently, we consistently invest in research and development.  Examples include research and development projects relating to avionics displays, power systems, and controls.  We actively participate in customer-funded research and development programs.

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

U.S. Government Contracts and Subcontracts

As a contractor and subcontractor to the U.S. government (primarily the DoD), we are subject to various laws and regulations that are more restrictive than those applicable to private sector contractors.  Approximately 3% of our sales was made directly to the U.S. government in fiscal 2017.  In addition, we estimate that our subcontracting activities to contractors for the U.S. government accounted for approximately 18% of sales during fiscal 2017.  In total, we estimate that approximately 21% of our sales during the fiscal year were subject to U.S. government contracting regulations.  Such contracts may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending, and other factors.

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

Trade Compliance Regulations

We are subject to U.S. export laws and regulations, including the ITAR, that generally restrict the export of defense products, technical data, and defense services.  On March 5, 2014, the Company entered into a Consent Agreement with the DTCC to resolve alleged ITAR civil violations.  The Consent Agreement settled the pending ITAR compliance matter with the DTCC previously reported by the Company that resulted from voluntary reports the Company filed with DTCC that disclosed possible technical and administrative violations of the ITAR.  The Consent Agreement had a three-year term and provided for:  (i) a payment of $20 million, $10 million of which was suspended and eligible for offset credit based on verified expenditures for past and future remedial compliance measures; (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training.  The $10 million portion of the settlement that was not subject to suspension was paid.  Compliance expense associated with these measures was $7.1 million in fiscal 2017 and $10.4 million in the prior-year period.  In fiscal 2016, the DTCC approved costs we incurred to implement compliance measures to fully offset the $10 million suspended payment.  The Consent Agreement was closed in the fourth quarter of fiscal 2017.

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

We have accrued liabilities for environmental remediation costs expected to be incurred.  Environmental exposures are provided for at the time they are known to exist or are considered probable and estimable.

Employees

We had 13,255 employees at September 29, 2017, of which 4,825 were based in the United States, 4,360 in Europe, 1,498 in Mexico, 981 in Canada, 791 in the Middle East and Asia, 635 in Morocco, and 165 in the Dominican Republic.  Approximately 12% of the U.S.-based employees were represented by labor unions.  Our non-U.S. operations are subject to union and national trade union agreements and to local regulations governing employment.

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

Available Information About the Registrant

You can access financial and other information on our website, www.esterline.com.  We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission (SEC).  The SEC also maintains a website at www.sec.gov, which contains reports, proxy and information statements, and other information regarding public companies, including Esterline.  Any reports filed with the SEC may also be obtained from the SEC’s Reference Room at 100 F Street, NE, Washington, DC 20549.  Our Corporate Governance Guidelines, charters for our required board committees, and our Code of Business Conduct and Ethics, which includes a code of ethics applicable to our accounting and financial employees, including our Chief Executive Officer and Chief Financial Officer, are available on our website, www.esterline.com on the Corporate Governance tab.  Both of these documents are also available in print (at no charge) to any shareholder upon request.  Our website and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K.

Executive Officers of the Registrant

The names and ages of all executive officers of the Company and the positions and offices held by such persons as of November 21, 2017, are as follows:

Name	Position with the Company	Age

Curtis C. Reusser	Chairman, President and Chief Executive Officer	57
Robert D. George	Executive Vice President, Chief Financial Officer and Corporate Development	61
Paul P. Benson	Executive Vice President and Chief Human Resources Officer	53
Marcia J. Mason	Executive Vice President and General Counsel	65
Roger A. Ross	Executive Vice President and President, Sensors & Systems	49
Albert S. Yost	Executive Vice President and President, Advanced Materials and Avionics & Controls	52

Mr. Reusser has been Chairman, President and Chief Executive Officer since March 2014, and served as President and Chief Executive Officer from October 2013 to March 2014.  Previously, he was President, Aircraft Systems of UTC Aerospace Systems for United Technologies Corporation, a provider of a broad range of high-technology products and services to the global aerospace and building systems industries, from July 2012 to October 2013.  Mr. Reusser has a B.S. degree in Industrial and Mechanical Engineering from the University of Washington and a Certificate in Business Management from the University of San Diego.

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

Ms. Mason has been Executive Vice President and General Counsel since June 2016.  From September 2013 to June 2016, she was Vice President and General Counsel.  Prior to that time she was General Counsel and Vice President, Administration from August 2012 to September 2013.  Ms. Mason has a J.D. degree from Northwestern University School of Law and a B.A. degree in Political Science from Portland State University.

Mr. Ross has been Executive Vice President and President, Sensors & Systems since June 2016.  From August 2015 to June 2016, he was President, Sensors & Systems Segment.  Prior to that time, he was Senior Vice President, Actuation & Propeller Systems, at UTC Aerospace Systems for United Technologies Corporation, a provider of a broad range of high-technology products and services to the global aerospace and building systems industries, from January 2014 to July 2015.  From January 2010 to December 2013, he was Vice President, Aerostructures Aftermarket at UTC Aerospace Systems for United Technologies Corporation.  Mr. Ross has an M.B.A. from the University of Colorado, and M.S. and B.S. degrees in Mechanical Engineering from Colorado State University.

Mr. Yost has been Executive Vice President and President, Advanced Materials and Avionics & Controls since June 2016.  From August 2015 to June 2016, he was President, Avionics & Controls and Advanced Materials Segments.  Prior to that time, he was President, Advanced Materials Segment since March 2015 and President, Advanced Materials and Treasurer from March 2014 to February 2015.  From July 2011 to February 2014, he was Group Vice President and Treasurer.  Mr. Yost has an M.B.A. from Utah State University and a B.A. degree in Economics from Brigham Young University.

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

Additionally, our actual sales and operating earnings may vary from quarter to quarter due to the timing of revenue recognition, sales mix and changes in manufacturing efficiency.

Given these risks and uncertainties, you should not place undue reliance on such forward-looking statements.  The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof.  We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

Item 1A.  Risk Factors

Risks Relating to Our Business and Our Industry

The loss of a significant customer or defense program could have a material adverse effect on our operating results.

Some of our operations are dependent on a relatively small number of customers and aerospace and defense programs, which change from time to time.  Significant customers in fiscal 2017 included The Boeing Company, Flame, General Electric, Hawker Beechcraft, Honeywell, Lockheed Martin, Northrop Grumman, Rolls-Royce, the DoD, and UTC Aerospace Systems.  There can be no assurance that our current significant customers will continue to buy our products at current levels.  The loss of a significant customer or the cancellation of orders related to a sole-source defense program could have a material adverse effect on our operating results if we were unable to replace the related sales.

Our revenues and operating results are subject to fluctuations that may cause our operating results to decline.

Our business is susceptible to seasonality, economic cycles and changes to business conditions, and as a result, our operating results have fluctuated widely in the past and are likely to continue to do so.  Our revenue tends to fluctuate based on a number of market factors, including domestic and foreign economic conditions and developments affecting the specific industries and customers we serve.  For example, it is possible that a global recession could occur and result in a more severe downturn in commercial aviation and defense.  In addition, our operating and financial results are impacted by acquisitions, divestitures or adverse business developments.  Our ability to effectively manage our portfolio of businesses and our business operations as well as respond to business changes will have an impact on our financial and operating results.

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

In 2014 we began to consolidate certain facilities to create greater cost efficiencies through shared services in sales, general administration and support functions across our segments.  In fiscal 2017 we focused on achieving direct and indirect overhead reductions and improving our operational efficiencies at recently consolidated facilities and creating shared services.  These integration activities are intended to generate operating expense savings through direct and indirect overhead expense reductions as well as other savings and realizing these savings may be difficult.  If we do not successfully manage our continuing integration activities, or any other similar activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted.  Risks associated with these actions include inability to complete or delay in the planned transfer of business activities to other locations due to dependency on third-party agreements or certification of projects affected by the transfer, unanticipated costs in implementing the initiatives, delays in implementation of anticipated workforce reductions, adverse effects on employee morale, creation of customer or supplier uncertainty that may impact our business, and the failure to meet operational targets due to the loss of employees.  If any of these risks are realized, our ability to achieve anticipated cost reductions may be impaired or our business may otherwise be harmed, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We are subject to numerous regulatory requirements for the export and sale of our products and services worldwide that could adversely affect our business.

We are also subject to a variety of U.S. and international export control laws and regulations such as the U.S. Export Administration Regulations (EAR) and ITAR, which generally restrict the export of defense products, technology, technical data and defense services.  Our trade activities are also subject to international sanctions that significantly restrict or prohibit the sale of certain goods and services in specified countries, including Russia, in which our customers operate or support programs.  Our failure to comply with any of these regulations could result in penalties, loss, or suspension of contracts or other consequences.  In addition, we may need to hold shipments or expend significant resources to re-work, re-design or re-certify our products, to achieve compliance with applicable export control regulations.  If we are required to take any of these measures, we may lose revenue opportunities, expend significant resources and/or be exposed to late-delivery penalties or other claims from our customers.  Any of these could adversely affect our operations and financial condition.  As further described in this report under “Item 1,” in September 2017 the Consent Agreement with the DTCC arising from our earlier handling of ITAR-controlled transactions, including the substance of prior voluntary disclosures and other aspects of ITAR compliance errors was closed.

We are subject to the Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act and other anti-bribery and anti-corruption laws that generally prohibit companies and their intermediaries from bribing foreign officials and non-governmental commercial parties for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment.  In particular, we may be held liable for actions taken by our strategic or local partners even though our partners are not subject to these laws.  Any determination that we have violated the FCPA, the U.K. Bribery Act or similar laws could result in sanctions that could have a material adverse effect on our business, financial condition and results of operation.

Our financial performance may be adversely affected by information system business disruptions or failures.

Our business may be impacted by information technology attacks or system failures.  Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data.  We have experienced cybersecurity attacks in the past and may experience them in the future, potentially with more frequency.  In addition, we have numerous, unique communications, data management and operations support systems across our enterprise that require expertise and significant resources to maintain and upgrade. We have taken measures to mitigate potential risks to our technology information and systems and are implementing plans to modernize and upgrade our systems, in part to comply with U.S. government contracting requirements and with the European Union (EU) General Data Protection Regulation that will become effective in May 2018.  However, our plans to upgrade our systems will take time to deploy across our enterprise and the timing, nature and scope of system disruptions and failures are unpredictable.  As a result, we may experience production downtimes, operational delays or other detrimental impacts on our operations or ability to provide products and services to our customers.  Our ability to collect and report financial information from our businesses may be impacted.  The compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, or other manipulation or improper use of our systems or networks could occur.   We may also experience financial losses from remedial actions, including significant expenditures to restore or replace systems, loss of business or potential liability under contracts or pursuant to regulations that require us to maintain confidential and other data securely, and/or damage to our reputation.  Any of these consequences could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

In addition, there are potential risks associated with growing our business through acquisitions, including the failure to successfully integrate and realize the expected benefits of an acquisition.  For example, with any past or future acquisition, there is the possibility that:

•	The business culture of the acquired business may not match well with our culture;
•	Technological and product synergies, economies of scale and cost reductions may not occur as expected;
•	Management may be distracted from overseeing existing operations by the need to integrate acquired businesses;
•	We may acquire or assume unexpected liabilities;
•	Unforeseen difficulties may arise in integrating operations and systems;
•	We may fail to retain and assimilate employees of the acquired business;
•	We may experience problems in retaining customers and integrating customer bases; and
•	Problems may arise in entering new markets in which we may have little or no experience and managing the resulting portfolio changes.

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

As we have grown through acquisitions, we have accumulated $1.1 billion of goodwill, $41.4 million of indefinite-lived intangible assets, and $317.8 million of definite-lived intangible assets, out of total assets of $3.1 billion at September 29, 2017.  As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

We performed our annual impairment review for fiscal 2017 as of July 1, 2017, and our review indicated that no impairment of goodwill or other indefinite-lived assets exists at any of our reporting units.

Reductions in defense spending could adversely affect our business.

Approximately 30% of our business is dependent upon defense spending.  The defense industry is dependent upon the level of equipment expenditures by the armed forces of countries around the world, and especially those of the United States, which represents a significant portion of worldwide defense expenditures.  Reductions in defense spending in 2018 and beyond are possible, which could have significant future consequences to our business, including termination or disruption of programs and personnel reductions that could impact our manufacturing operations and engineering capabilities.

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

Our production facilities could be damaged or disrupted by a natural disaster, war, political unrest, terrorist activity or a pandemic.  In addition, our facilities are subject to local labor conditions that may lead to labor strikes, work stoppages or high levels of employee turnover that could also disrupt our business operations.  Several of our production facilities are located in California, and thus are in areas with above average seismic activity and may also be at risk of damage in wildfires.  Although we have obtained property damage and business interruption insurance for our production facilities, a major catastrophe such as an earthquake or other natural disaster at any of our sites, or significant labor strikes, work stoppage, political unrest, war or terrorist activities in any of the areas where we conduct operations, could result in a prolonged interruption of our business.  Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers.  We cannot assure you that we will have insurance to adequately compensate us for any of these events.

We may not be able to compete effectively.

Our products and services are affected by varying degrees of competition.  We compete with other companies and divisions and units of larger companies in most markets we serve, many of which have greater sales volumes or financial, technological or marketing resources than we do.  Our principal competitors include:  Astronautics, BAE, Bose, Eaton, ECE, Elbit, EMS, GE Aerospace, Honeywell, IAI, L-3, Otto Controls, RAFI, Rockwell Collins, SELEX, Telephonics, Thales, Ultra Electronics, and Universal Avionics Systems Corporation in our Avionics & Controls segment; Ametek, Amphenol, Eaton, ECE, MPC Products, Meggitt, STPI-Deutsch, and TE Connectivity in our Sensors & Systems segment; and Chemring, Doncasters, Hi-Temp, J&M, JPR Hutchinson, Kmass, Meggitt (including Dunlop Standard Aerospace Group), Rheinmetall, Trelleborg, ULVA, UMPCO, and UTC Aerospace Systems in our Advanced Materials segment.  The principal competitive factors in the commercial markets in which we participate are product performance, on-time delivery performance, quality, service and price.  Maintaining product performance requires expenditures in research and development that lead to product improvement and new product introduction.  Companies with more substantial financial resources may have a better ability to make such expenditures.  The business model for some of our businesses is based upon access to the aftermarket and its premium pricing over OEM pricing.  The strategic goal of our major OEM customers is to increase their access to the aftermarket from their supplier base, which would correspondingly decrease our sales to aftermarket customers.  We cannot assure that we will be able to continue to successfully compete in our markets, which could adversely affect our business, financial condition, and results of operations.

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility.

As of September 29, 2017, we had approximately $759.4 million of long-term debt outstanding, including a credit facility and $17.4 million in current maturities of long-term debt.  The credit facility is secured by substantially all of the Company’s assets.

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

Foreign sales originating from non-U.S. locations were approximately 49% of our total sales in fiscal 2017, and we have manufacturing facilities in a number of foreign countries.  A substantial portion of our Avionics & Controls operations is based in Belgium, Canada and the U.K., and a substantial portion of our Sensors & Systems operations is based in France and the U.K.  We also have manufacturing operations in China, the Dominican Republic, Germany, India, Japan, Mexico, and Morocco.  Doing

business in foreign countries is subject to numerous risks, including political and economic instability, restrictive trade policies of foreign governments, changes in the local labor-relations climate, economic conditions in local markets, health concerns, inconsistent product regulations or unexpected changes in regulatory and other legal requirements by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements.  U.S. international trade policy is uncertain under the new administration, including, for example, the government’s decision to renegotiate the North American Free Trade Agreement, which could cause an increase in customs duties that in turn could adversely affect intercompany transactions among Esterline’s operating subsidiaries in Canada, Mexico and the U.S., and increase transaction costs with third party suppliers and customers.  Further, the U.K. voter approval of an exit from the EU, known as “Brexit,” caused and may continue to cause significant volatility in global stock markets and currency exchange rate fluctuations and may create further global economic uncertainty that may adversely impact the economies of the U.K., the EU and other nations in which we conduct business.  To the extent that foreign sales are transacted in a foreign currency, we are subject to the risk of losses due to foreign currency fluctuations.  In addition, we have substantial assets denominated in foreign currencies, primarily the British pound, Canadian dollar and euro, that are not offset by liabilities denominated in those foreign currencies.  These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.

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

The aerospace industry is cyclical in nature and affected by periodic downturns that are beyond our control.  The principal customers for manufacturers of commercial aircraft are the commercial and regional airlines, which can be adversely affected by a number of factors, including a recession, increasing fuel and labor costs, intense price competition, outbreak of infectious disease and terrorist attacks, as well as economic cycles, all of which can be unpredictable and are outside our control.  Any decrease in demand resulting from a downturn in the market could adversely affect our business, financial condition, and results of operations.

Our backlog is subject to modification or termination, which may reduce our sales in future periods.

We currently have a backlog of orders based on our contracts with customers.  Under many of our contracts, our customers may unilaterally modify or terminate their orders at any time.  In addition, the maximum contract value specified under a government contract awarded to us is not necessarily indicative of the sales that we will realize under that contract.  For example, we are a sole-source prime contractor for many different military programs with the U.S. DoD.  We depend heavily on the government contracts underlying these programs.  Over its lifetime, a program may be implemented by the award of many different individual contracts and subcontracts.  The funding of government programs is subject to congressional appropriation.

Changes in defense procurement models may make it more difficult for us to successfully bid on projects as a prime contractor and limit sole-source opportunities available to us.

In recent years the trend in combat system design and development appears to be evolving toward the technological integration of various battlefield components, including combat vehicles, command and control network communications, advanced technology artillery systems and robotics.  If the U.S. military procurement approach continues to require this kind of overall battlefield combat system integration, we expect to be subject to increased competition from aerospace and defense companies which have significantly greater resources than we do.

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

We estimate that approximately 21% of our sales in fiscal 2017 were attributable to contracts in which we were either the prime contractor to, or a subcontractor to a prime contractor to, the U.S. government.  As a contractor and subcontractor to the U.S. government, we must comply with laws and regulations relating to the formation, security, administration and performance of federal government contracts that affect how we do business with our customers and may impose added costs to our business.  For example, these regulations and laws include provisions that contracts we have been awarded are subject to:

•	Protest or challenge by unsuccessful bidders;
•	Unilateral termination, reduction or modification in the event of changes in government requirements; and
•	Significant data security requirements for our information systems.

The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. government under both cost-plus and fixed-price contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the U.S. DoD.  Responding to governmental audits, inquiries or investigations may involve significant expense and divert management attention.  Our failure to comply with these or other government procurement laws and regulations could result in contract termination, suspension or debarment from contracting with the federal government, loss of opportunities to participate in future government programs, civil fines and damages, and criminal prosecution and penalties, any of which could have a material adverse effect on our operating results.

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

Governmental agencies throughout the world, including the U.S. Federal Aviation Administration (FAA), prescribe standards and qualification requirements for aircraft components, including virtually all commercial airline and general aviation products, as well as regulations regarding the repair and overhaul of aircraft engines.  Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries.  We include, with the replacement parts that we sell to our customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries.  In order to sell our products, we and the products we manufacture, must also be certified by our individual OEM customers.  If any of the material authorizations or approvals qualifying us to supply our products is revoked or suspended, then the sale of the subject product would be prohibited by law, which would have an adverse effect on our business, financial condition, and results of operations.

From time to time, the FAA or equivalent regulatory agencies in other countries propose new regulations or changes to existing regulations, which are usually more stringent than existing regulations.  If these proposed regulations are adopted and enacted, we may incur significant additional costs to achieve compliance, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our success is dependent in part on obtaining, maintaining and enforcing our proprietary rights and our ability to avoid infringing on the proprietary rights of others.  While we take precautionary steps to protect our technological advantages and intellectual property and rely in part on patent, trademark, trade secret and copyright laws, we cannot assure that the precautionary steps we have taken will completely protect our intellectual property rights.  Because patent applications in the United States are maintained in secrecy until either the patent application is published or a patent is issued, we may not be aware of third-party patents, patent applications and other intellectual property relevant to our products that may block our use of our intellectual property or may be used in third-party products that compete with our products and processes.  In the event a competitor successfully challenges our products, processes, patents or licenses or claims that we have infringed upon their intellectual property, we could incur substantial litigation costs defending against such claims, be required to pay royalties, license fees or other damages or be barred from using the intellectual property at issue, any of which could have a material adverse effect on our business, operating results, and financial condition.

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

We are subject to potential liabilities relating to certain products we manufactured containing asbestos.  We had insurance coverage for asbestos exposures in products prior to November 1, 2003.  Since November 1, 2003, insurance coverage for asbestos claims has been unavailable.  Our policy coverage for exposures prior to November 1, 2003, declines ratably, by formula, as the number of years increases since coverage expired.  Accordingly, we continue to have partial insurance coverage for exposure to asbestos contained in our products prior to November 1, 2003.  To date, asbestos claims have not been material to our consolidated results of operations or financial position.

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

At the end of fiscal 2017, we had a $2.0 million liability in current liabilities of businesses held for sale related to the removal of hazardous material at our Wallop countermeasure flare facility.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in harm to others or to property.  For example, our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft component that has been designed, manufactured or serviced by us.  We may incur significant liability if product liability lawsuits against us are successful.  While we believe our current general liability and product liability insurance is adequate to protect us from future product liability claims, we cannot assure that coverage will be adequate to cover all claims that may arise.  Additionally, we may not be able to maintain insurance coverage in the future at an acceptable cost.  Significant losses not covered by insurance or for which third-party indemnification is not available could have a material adverse effect on our business, financial condition, and results of operations.

Item 2.  Properties

The following table summarizes our properties that are greater than 100,000 square feet or related to a principal operation, including identification of the business segment, as of September 29, 2017:

			Approximate	Owned
Location	Type of Facility	Business Segment	Square Footage	or Leased

Brea, CA	Office & Plant	Advanced Materials	325,000	Owned
East Camden, AR	Office & Plant	Advanced Materials	276,000	Leased
Stillington, U.K.	Office & Plant	Advanced Materials	275,000	Owned
Montréal, Canada	Office & Plant	Avionics & Controls	272,000	Owned
Everett, WA	Office & Plant	Avionics & Controls	216,000	Leased
Champagné, France	Office & Plant	Sensors & Systems	191,000	Owned
Tijuana, Mexico	Office & Plant	Advanced Materials	141,000	Leased*
Coeur d'Alene, ID	Office & Plant	Avionics & Controls	140,000	Leased
Coachella, CA	Office & Plant	Advanced Materials	140,000	Owned
Marolles, France	Office & Plant	Sensors & Systems	140,000	Owned
Kortrijk, Belgium	Office & Plant	Avionics & Controls	130,000	Owned
Tijuana, Mexico	Office & Plant	Sensors & Systems	129,000	Leased*
Buena Park, CA	Office & Plant	Sensors & Systems	115,000	Owned**
Tangier, Morocco	Office & Plant	Sensors & Systems	115,000	Leased
Bourges, France	Office & Plant	Sensors & Systems	109,000	Owned
Farnborough, U.K.	Office & Plant	Sensors & Systems	103,000	Leased
Sylmar, CA	Office & Plant	Avionics & Controls	103,000	Leased
Kent, WA	Office & Plant	Advanced Materials	100,000	Owned
Valencia, CA	Office & Plant	Advanced Materials	88,000	Owned
Tijuana, Mexico	Office & Plant	Sensors & Systems	73,000	Leased*
Gloucester, U.K.	Office & Plant	Advanced Materials	68,000	Leased
Tijuana, Mexico	Office & Plant	Sensors & Systems	61,000	Leased*

*  Included in the Company’s Tijuana manufacturing campus.

**  The building is located on a parcel of land covering 16.1 acres that is leased by the Company.

In total, we own approximately 2,400,000 square feet and lease approximately 2,300,000 square feet of manufacturing facilities and properties.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Esterline Common Stock

In Dollars

For Fiscal Years	2017		2016
	High	Low	High	Low
Quarter
First	$94.73	$69.85	$96.44	$75.86
Second	96.50	80.76	81.99	45.12
Third	102.70	83.35	70.52	56.72
Fourth	100.60	76.00	79.10	58.71

Principal Market – New York Stock Exchange

At the end of fiscal 2017, there were approximately 219 holders of record of the Company’s common stock.  On November 16, 2017, there were 217 holders of record of our common stock.

On June 19, 2014, our Board of Directors approved a $200 million share repurchase program.  On March 11, 2015, our Board of Directors approved an additional $200 million for the share repurchase program.  Under the program, we are authorized to repurchase up to $400 million of outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  We made no repurchases of common stock during fiscal 2017.  Subsequent to September 29, 2017, we repurchased 37,500 shares of common stock for approximately $2.6 million through November 16, 2017.  There is $88.9 million available for purchase under our share repurchase program after these recent purchases.

No cash dividends were paid during fiscal 2017 and 2016.  Our current secured credit facility restricts the amount of dividends we can pay.  We do not anticipate paying any dividends in the foreseeable future.

The following graph shows the performance of the Company’s common stock compared to the S&P 500 Index, the S&P MidCap 400 Index, and the S&P 400 Aerospace & Defense Index for a $100 investment made on October 26, 2012.

Item 6.  Selected Financial Data

Selected Financial Data

In Thousands, Except Per Share Amounts

	Twelve Months Ended
For Fiscal Years	2017	2016	2015	2014	2013
			(Unaudited) (Recast)

Operating Results [1]
Net sales	$2,002,195	$1,992,631	$2,002,793	$2,029,471	$1,866,659
Cost of Sales	1,336,736	1,331,386	1,323,405	1,314,762	1,168,632
Selling, general and administrative	375,413	395,274	384,156	361,190	364,149
Research, development and engineering	103,024	95,939	100,426	97,591	88,982
Restructuring charges	-	4,873	8,143	13,642	-
Insurance recovery	(7,789)	(5,000)	-	-	-
Gain on sale of product line	-	-	-	-	(2,264)
Goodwill impairment	-	-	-	-	3,454
Other income	-	-	(12,503)	-	-
Operating earnings from continuing operations	194,811	170,159	199,166	242,286	243,706
Interest income	(527)	(367)	(632)	(555)	(535)
Interest expense	30,208	30,091	33,114	33,010	39,637
Loss on extinguishment of debt	-	-	11,451	533	946
Earnings from continuing operations before income taxes	165,130	140,435	155,233	209,298	203,658
Income tax expense	38,928	22,535	26,911	43,716	32,803
Earnings from continuing operations attributable to Esterline, net of tax	124,698	116,951	127,895	165,029	169,125
Earnings (loss) from discontinued operations attributable to Esterline, net of tax	(7,311)	(15,266)	(40,319)	(62,611)	(4,391)
Net earnings attributable to Esterline	117,387	101,685	87,576	102,418	164,734

Gross profit as a percent of sales	33.2%	33.2%	33.9%	35.2%	37.4%
Selling, general and administrative as a percent of sales	18.8%	19.8%	19.2%	17.8%	19.5%
Research, development and engineering as a percent of sales	5.1%	4.8%	5.0%	4.8%	4.8%
Earnings from continuing operations before income taxes as a percent of sales	8.2%	7.0%	7.8%	10.3%	10.9%
Earnings from continuing operations attributable to Esterline, net of tax, as a percent of sales	6.2%	5.9%	6.4%	8.1%	9.1%

Earnings (loss) per share attributable to Esterline - diluted:
Continuing operations	$4.15	$3.93	$4.10	$5.09	$5.33
Discontinued operations	(0.24)	(0.51)	(1.29)	(1.93)	(0.14)
Earnings (loss) per share - diluted	3.91	3.42	2.81	3.16	5.19

Selected Financial Data

In Thousands, Except Per Share Amounts

	Eleven Months Ended
For Fiscal Years	2015	2014
		(Unaudited) (Recast)

Operating Results [1]
Net sales	$1,774,449	$1,801,127
Cost of Sales	1,185,056	1,176,413
Selling, general and administrative	346,781	323,957
Research, development and engineering	91,491	88,656
Restructuring charges	6,639	12,103
Other income	(12,503)	-
Operating earnings from continuing operations	156,985	199,998
Interest income	(578)	(501)
Interest expense	30,090	29,986
Loss on extinguishment of debt	11,451	533
Earnings from continuing operations before income taxes	116,022	169,980
Income tax expense	18,956	35,759
Earnings from continuing operations attributable to Esterline, net of tax	96,665	133,694
Earnings (loss) from discontinued operations attributable to Esterline, net of tax	(37,053)	(59,240)
Net earnings attributable to Esterline	59,612	74,454

Gross profit as a percent of sales	33.2%	34.7%
Selling, general and administrative as a percent of sales	19.5%	18.0%
Research, development and engineering as a percent of sales	5.2%	4.9%

Earnings (loss) per share attributable to Esterline - diluted:
Continuing operations	$3.10	$4.12
Discontinued operations	(1.19)	(1.83)
Earnings (loss) per share - diluted	1.91	2.29

Selected Financial Data

In Thousands, Except Per Share Amounts

For Fiscal Years	2017	2016	2015	2014	2013

Financial Structure
Total assets	$3,130,323	$3,032,031	$3,000,488	$3,193,467	$3,262,112
Credit facilities	50,000	155,000	160,000	100,000	130,000
Long-term debt, net	709,424	698,796	701,457	509,720	537,859
Total Esterline shareholders' equity	1,836,607	1,600,557	1,537,467	1,887,817	1,873,605

Weighted average shares outstanding - diluted	30,003	29,764	31,215	32,448	31,738

Other Selected Data
Cash flows provided (used) by operating activities	$193,461	$167,158	$144,295	$216,364	$250,772
Cash flows provided (used) by investing activities	(57,440)	(65,943)	(173,568)	(89,851)	(93,721)
Cash flows provided (used) by financing activities	(94,426)	(29,388)	967	(55,208)	(141,023)
Net increase (decrease) in cash	49,306	67,165	(46,789)	58,966	18,503
EBITDA from continuing operations [2]	297,197	269,021	245,674	342,342	339,616
Capital expenditures [3]	58,040	68,472	49,341	45,678	55,335
Interest expense	30,208	30,091	30,090	33,010	39,637

Depreciation and amortization from continuing operations	102,386	98,862	88,689	100,056	95,910
Ratio of debt to EBITDA [4]	2.6	3.2	3.5	1.8	2.0
Ratio of debt to equity	42.3%	54.4%	56.9%	33.0%	36.8%

[1]

Operating results reflect the segregation of continuing operations from discontinued operations.  See Note 1 to the Consolidated Financial Statements.  Operating results include the acquisitions of EAD in January 2015, Sunbank in December 2013, and Gamesman in February 2013.  See Note 15 to the Consolidated Financial Statements.

[2]

EBITDA from continuing operations is a measurement not calculated in accordance with GAAP.  We define EBITDA from continuing operations as operating earnings from continuing operations plus depreciation and amortization (excluding amortization of debt issuance costs).  We do not intend EBITDA from continuing operations to represent cash flows from continuing operations or any other items calculated in accordance with GAAP, or as an indicator of Esterline’s operating performance.  Our definition of EBITDA from continuing operations may not be comparable with EBITDA from continuing operations as defined by other companies.  We believe EBITDA is commonly used by financial analysts and others in the aerospace and defense industries and thus provides useful information to investors.  Our management and certain financial creditors use EBITDA as one measure of our leverage capacity and debt servicing ability, and is shown here with respect to Esterline for comparative purposes.  EBITDA is not necessarily indicative of amounts that may be available for discretionary uses by us.  EBITDA includes goodwill impairment charges of $3,454 in fiscal 2013.  The following table reconciles operating earnings from continuing operations to EBITDA from continuing operations:

In Thousands

For Fiscal Years	2017	2016	2015	2014	2013

Operating earnings from continuing operations	$194,811	$170,159	$156,985	$242,286	$243,706
Depreciation and amortization from continuing operations	102,386	98,862	88,689	100,056	95,910
EBITDA from continuing operations	$297,197	$269,021	$245,674	$342,342	$339,616

[3]	Excludes capital expenditures accounted for as a capitalized lease obligation of $4,010, $11,260, $2,753 and $11,691 in fiscal 2017, 2016, 2014 and 2013, respectively.

[4]	We define the ratio of debt to EBITDA as total debt divided by EBITDA.

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

On June 5, 2014, we changed the Company’s fiscal year end to the last Friday of September from the last Friday in October.  We reported our financial results for the 11-month transition period of November 1, 2014, through October 2, 2015, on our Transition Report on Form 10-K, and thereafter for the 12-month period ending the last Friday of September of each year, beginning with the 12-month period ending September 30, 2016.  Refer to the Transition Report on Form 10-K for the eleven months ended October 2, 2015, for additional information regarding our fiscal year change.

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

In March 2014 we entered into a Consent Agreement with the DTCC to resolve alleged ITAR civil violations.  Among other things, the Consent Agreement required us to pay a $20 million penalty, of which $10 million was suspended and eligible for offset credit.  In fiscal 2016 the DTCC approved costs we incurred to implement compliance measures to fully offset the $10 million suspended payment.  In fiscal 2017 the Consent Agreement was closed.

In fiscal 2014 our Board of Directors approved the plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; a small distribution business; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; and a small manufacturing business.  As of September 30, 2017, we have sold these business units, except for the land and building at Eclipse and Wallop, which are currently held for sale.  These businesses are reported as discontinued operations.

In fiscal 2017 we evaluated the on-going performance challenges at our Kirkhill elastomer business, resulting in the decision to explore all strategic options associated with the business.  The historic performance volatility of this business was a consideration in this decision.  In the fourth quarter of fiscal 2017, the results of operations of Kirkhill declined by $10 million from the prior-year period, resulting in a loss of $5 million reflecting lower sales volumes of certain defense products under a new long-term contract which replaced a higher priced product.  For fiscal 2017 the decline was $16 million, resulting in a fiscal year loss of $10 million. The lower priced product is expected to reduce sales by $10 million in fiscal 2018 compared with fiscal 2017.  We are working to offset this impact by decreasing manufacturing expenses through improved efficiency and higher prices on certain commercial contracts.  Kirkhill is included in our Advanced Materials segment.

On June 19, 2014, our Board of Directors approved a share repurchase program and authorized the repurchase of up to $200 million of outstanding shares of common stock.  In March 2015 our Board of Directors authorized an additional $200 million for the repurchase of outstanding shares of common stock under the program.  Under the program, the Company is authorized to repurchase up to $400 million of the outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  There were no shares repurchased during fiscal 2017.  In fiscal 2016 we repurchased 304,577 shares under this program at an average price paid per share of $61.51, for an aggregate purchase price of $18.7 million.  Subsequent to September 29, 2017, we repurchased 37,500 shares of common stock for approximately $2.6 million through November 16, 2017.  There is $88.9 million available for purchase under our share repurchase program after these recent purchases.

Consolidated sales for the fourth quarter of fiscal 2017 were $531.5 million compared with $543.8 million in the prior-year period.  The $12.3 million decrease was mainly due to lower sales for Avionics & Controls segment products of $27.4 million driven by lower demand for defense products and sales in adjacent markets.  This decrease was partially offset by higher sales of Sensors & Systems and Advanced Materials segment products.  The increase in Sensors & Systems reflected strong demand principally for power systems, and the increase in Advanced Materials was mainly due to a recovery of sales of flare countermeasures from an energetic incident at one of our countermeasure operations in the third quarter of fiscal 2016.

Gross margin was 32.9% in the fourth quarter of fiscal 2017 compared with 35.6% in the prior-year period.  Gross margin in the fourth quarter of fiscal 2017 was impacted mainly by higher manufacturing costs at Sensors & Systems and lower sales/mix and higher manufacturing costs at Advanced Materials.

For further explanation regarding changes in sales and gross profit in the fourth quarter of fiscal 2017 over the prior-year period, please see the table at the end of the Overview section for a roll forward presentation of sales and gross profit.

Selling, general and administrative expenses decreased by $12.9 million in the fourth quarter of fiscal 2017 over the prior-year period mainly due to bad debt expense of $9 million in the prior-year for Avionics & Controls segment customers.

In fiscal 2017 we received a $7.8 million insurance recovery resulting from an energetic incident at one of our countermeasure operations, which occurred in the third quarter of fiscal 2016.  The incident resulted in injury to two employees, some damage to the building, the destruction of inventory and certain equipment, and the facility was shut down for approximately four months.  We also received a $5.0 million insurance recovery in the fourth quarter of fiscal 2016.  The insurance recovery is reported as a separate line item on the Consolidated Statement of Operations and Comprehensive Income (Loss) and is included in Advanced Materials segment earnings.  Sales and gross margin of our countermeasure operations business continued to be impacted by the controlled restart of operations following the incident through the first half of fiscal 2017.  The factory achieved planned production levels in the third quarter of fiscal 2017.  We do not anticipate additional insurance recoveries arising from this matter.

The income tax rate was 27.2% in the fourth quarter of fiscal 2017 compared with 17.6% in the prior-year period, reflecting U.K. limitations on interest expense deductions.

Earnings from continuing operations in the fourth quarter of fiscal 2017 were $36.7 million, or $1.22 per diluted share, compared with $52.0 million, or $1.75 per diluted share, in the prior-year period.  Loss from discontinued operations in the fourth quarter of fiscal 2017 was $1.1 million, or $0.04 per diluted share, compared with income of $0.2 million, or $0.01 per diluted share, in the prior-year period.  Net income in the fourth quarter of fiscal 2017 was $35.6 million, or $1.18 per diluted share, compared with $52.3 million, or $1.76 per diluted share, in the prior-year period.

Sales for fiscal 2017 were $2.002 billion compared to $1.993 billion in the prior-year period.  The $9.6 million increase in sales mainly reflected a $30 million increase in Sensors & Systems segment sales, partially offset by a $19 million decrease in Avionics & Controls segment sales.  The increase in Sensors & Systems segment sales was due to higher demand mainly for advanced sensors and power systems products.  The decrease in Avionics & Controls segment sales was due to lower demand for defense products and lower sales to adjacent markets.

Consolidated gross margin was 33.2% in both fiscal 2017 and the prior-year period, reflecting strong sales/mix at Sensors & Systems, offset by lower sales/mix and higher manufacturing costs at Advanced Materials mainly from our elastomer business.

Selling, general and administrative expense decreased by $19.9 million to $375.4 million or 18.8% of sales, compared with fiscal 2016, mainly due to decreased bad debt and integration expense of $8 million and $7 million, respectively.

Research, development and engineering spending increased by $7.1 million to $103.0 million or 5.1% of sales, compared with fiscal 2016, reflecting higher activity across all segments.

The income tax rate was 23.6% in fiscal 2017 compared with 16.0% in the prior-year period, mainly reflecting U.K. limitations on interest expense deductions.

Earnings from continuing operations in fiscal 2017 were $124.7 million, or $4.15 per diluted share, compared with $117.0 million, or $3.93 per diluted share, in the prior-year period.  Loss from discontinued operations in fiscal 2017 was $7.3 million, or $0.24 per diluted share, compared with $15.3 million, or $0.51 per diluted share, in the prior-year period.  Net income for fiscal 2017 was $117.4 million, or $3.91 per diluted share, compared with $101.7 million, or $3.42 per diluted share, in the prior-year period.

Cash flows from operating activities were $193.5 million in fiscal 2017 compared with $167.2 million in the prior-year period, mainly reflecting higher net earnings and cash receipts from the sale of products.

Our sales, gross profit and earnings results for the three and twelve month periods ended September 29, 2017, compared with the three and twelve month periods ended September 30, 2016, included a number of significant items which are summarized in the tables below.

The following is a roll forward of sales and gross profit from the fourth quarter of fiscal 2016 to the fourth quarter of fiscal 2017:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Three-month period ended September 30, 2016	$253,001	$181,196	$109,555	$543,752
Foreign currency gain (loss)	3,611	4,473	(93)	7,991
Forward contract gain (loss)	3,963	1,065	-	5,028
Sales volume	(34,941)	5,229	(13,547)	(43,259)
Defense Technologies energetic incident	-	-	18,015	18,015
Three-month period ended September 29, 2017	$225,634	$191,963	$113,930	$531,527

Gross Profit:
Three-month period ended September 30, 2016	91,580	66,521	35,668	193,769
Foreign currency gain (loss)	1,191	846	(23)	2,014
Forward contract gain (loss)	3,972	1,065	-	5,037
Volume/mix	(18,955)	1,420	(12,899)	(30,434)
Lower (higher) manufacturing costs	140	(3,151)	(1,500)	(4,511)
Business integration	897	-	-	897
Cost initiatives	-	566	849	1,415
Defense Technologies energetic incident	-	-	7,624	7,624
Other	-	(2,135)	1,188	(947)
Three-month period ended September 29, 2017	$78,825	$65,132	$30,907	$174,864

The following is a roll forward of sales and gross profit from fiscal 2016 to fiscal 2017:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Twelve-month period ended September 30, 2016	$860,494	$696,032	$436,105	$1,992,631
Foreign currency gain (loss)	469	(2,919)	(10,082)	(12,532)
Forward contract gain (loss)	10,647	(469)	-	10,178
Sales volume	(30,533)	33,320	(6,833)	(4,046)
Defense Technologies energetic incident	-	-	15,964	15,964
Twelve-month period ended September 29, 2017	$841,077	$725,964	$435,154	$2,002,195

Gross Profit:
Twelve-month period ended September 30, 2016	282,300	245,966	132,979	661,245
Foreign currency gain (loss)	1,038	(908)	(2,487)	(2,357)
Forward contract gain (loss)	10,790	(469)	-	10,321
Volume/mix	(15,685)	17,335	(7,512)	(5,862)
Lower (higher) manufacturing costs	(4,463)	(6,222)	(4,770)	(15,455)
Factory layout costs (Kaikaku)	1,597	-	-	1,597
Business integration	4,712	-	-	4,712
Cost initiatives	57	1,899	1,894	3,850
Defense Technologies energetic incident	-	-	5,503	5,503
Other	1,097	(79)	887	1,905
Twelve-month period ended September 29, 2017	$281,443	$257,522	$126,494	$665,459

The following table shows the average foreign exchange rates for the British pound, Canadian dollar and euro relative to the U.S. dollar for the three and twelve month periods ended September 29, 2017, and September 30, 2016.

	Three Months Ended			Twelve Months Ended
	September 29,	September 30,		September 29,	September 30,
	2017	2016	Change	2017	2016	Change

GBP to USD	1.3076	1.3164	(0.7)%	1.2712	1.4208	(10.5)%
CAD to USD	0.7973	0.7680	3.8%	0.7616	0.7579	0.5%
EURO to USD	1.1765	1.1188	5.2%	1.1060	1.1077	(0.2)%

The following tables show the impact of changes in the foreign currency exchange rates for the British pound, Canadian dollar and euro relative to the U.S. dollar on operating earnings during the fourth quarter of fiscal 2017, compared with the prior-year period.

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Foreign currency gain (loss)	$(2,847)	$(526)	$954	$(2,419)
Forward contract gain (loss)	5,828	845	1,451	8,124
Impact on Operating Earnings (Loss)	$2,981	$319	$2,405	$5,705

The following tables show the impact of changes in the foreign currency exchange rates for the British pound, Canadian dollar and euro relative to the U.S. dollar on operating earnings during fiscal 2017, compared with the prior-year period.

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Foreign currency gain (loss)	$400	$(705)	$(6,572)	$(6,877)
Forward contract gain (loss)	13,439	(460)	10,156	23,135
Impact on Operating Earnings (Loss)	$13,839	$(1,165)	$3,584	$16,258

Results of Operations

For further explanation, please see the roll forward table of sales and gross profit at the end of the Overview section.

Fiscal 2017 Compared with Fiscal 2016

Sales for fiscal 2017 increased by $9.6 million, or 0.5%, from fiscal 2016.

	Increase (Decrease)
In Thousands	From Prior Year	2017	2016

Avionics & Controls	(2.3)%	$841,077	$860,494
Sensors & Systems	4.3%	725,964	696,032
Advanced Materials	(0.2)%	435,154	436,105
Total Net Sales		$2,002,195	$1,992,631

The $19 million decrease in Avionics & Controls sales over fiscal 2016 mainly reflected the following;

•	Lower sales volumes of avionics systems of $8 million mainly due to the T-6B military trainer program for the U.S. Navy nearing completion
•

Lower sales volumes of control and communication systems of $17 million due to decreased sales of headset communication devices and cockpit switch components for older generation aircraft nearing end of service life

•	Lower sales volumes of interface technologies mainly for industrial applications of $5 million
•	Partially offset by favorable effect of changes in foreign currency exchange rates of $11 million

The $30 million increase in Sensors & Systems sales over the prior-year period principally reflected the following:

•

Higher sales of power systems of $16 million principally for ground fault indicators of $6 million due to an FAA requirement completed in the third quarter of fiscal 2017, and higher sales of power systems for defense and industrial applications

•	Higher sales volumes of connection technologies systems for industrial applications of $9 million
•	Higher sales of advanced sensors of $8 million due to equally strong OEM and aftermarket demand
•	Unfavorable effect of foreign currency exchange rates of $3 million

The $1 million decrease in Advanced Materials sales over the prior-year period mainly reflected the following:

•	Decreased sales volumes of engineered materials of $4 million mainly due to a new long-term contract for defense applications replacing a higher priced product
•	Decreased sales volumes of combustible ordnance of $3 million
•	Unfavorable effect of foreign currency exchange rates of $10 million
•

These decreases were offset by higher sales volumes of countermeasure flare devices of $16 million mainly due to the return of full production following the May 2016 incident noted in the Overview section

Foreign sales originating from non-U.S. locations, together with export sales by domestic operations, totaled $1.2 billion for both fiscal 2017 and 2016, respectively, and accounted for 58.7% and 57.9% of our sales in fiscal 2017 and 2016, respectively.

Overall, gross margin was 33.2% for both fiscal 2017 and 2016.  Gross profit was $665.5 million and $661.2 million for fiscal 2017 and 2016, respectively.  Gross profit was impacted by $3.9 million in restructuring expense and $4.3 million in integration expense in fiscal 2016.  Gross profit and gross margin percentage by segment were as follows:

	Increase (Decrease)
In Thousands	From Prior Year	2017	2016

Avionics & Controls	(0.3)%	$281,443	$282,300
Sensors & Systems	4.7%	257,522	245,966
Advanced Materials	(4.9)%	126,494	132,979
Total Gross Profit		$665,459	$661,245

Avionics & Controls	0.7%	33.5%	32.8%
Sensors & Systems	0.2%	35.5%	35.3%
Advanced Materials	(1.4)%	29.1%	30.5%
Gross Margin Percentage		33.2%	33.2%

Avionics & Controls segment gross margin was 33.5% and 32.8% for fiscal 2017 and 2016, respectively.  Segment gross profit was $281.4 million compared with $282.3 million in the prior-year period.  The $1 million decrease in gross profit mainly reflected the following:

•	A $16 million decrease due to sales volume/mix mainly due to lower sales of avionics systems for the T-6B
•	Higher manufacturing expenses and other expenses of $4 million reflecting a lower recovery of fixed overhead on decreased sales
•	Partially offset by
•	Integration and factory Kaikaku or layout expenses incurred in the prior year of $6 million
•	A $12 million favorable effect of change of foreign currency rates

Sensors & Systems segment gross margin was 35.5% and 35.3% for fiscal 2017 and 2016, respectively.  Segment gross profit was $257.5 million compared with $246.0 million in the prior-year period.  The $12 million increase in Sensors & Systems segment gross profit mainly reflected the following:

•	A $17 million increase in volume/mix mainly due to higher sales of advanced sensors and power systems
•	A $2 million decrease in restructuring expense for advanced sensors operations incurred in the prior-year period
•	Partially offset by
•	A $6 million in higher manufacturing costs due to employee turnover and inefficient operations in mainly low cost countries
•	A $1 million unfavorable effect of change in foreign currency exchange rates

Advanced Materials segment gross margin was 29.1% and 30.5% for fiscal 2017 and 2016, respectively.  Segment gross profit was $126.5 million compared with $133.0 million in the prior-year period.  The $6 million decrease in Advanced Materials segment gross profit principally reflected the following:

•	A $5 million decrease from sales mix principally due to the new long-term contract on engineered materials noted above and a $2 million decrease from lower sales of combustible ordnance
•	A $5 million increase in manufacturing expense mainly due to engineered materials elastomer manufacturing inefficiencies
•	A $2 million unfavorable effect of change in foreign currency exchange rates
•	Partially offset by
•	A $2 million in lower restructuring expenses incurred in the prior-year period
•	A $6 million increase from higher sales volume of flare countermeasures

Selling, general and administrative expenses (which include corporate expenses) totaled $375.4 million, or 18.8% of sales, and $395.3 million, or 19.8% of sales, for fiscal 2017 and 2016, respectively.  The $20 million decrease in selling, general and administrative expense mainly reflected the following:

•	An $8 million decrease in bad debt expense
•	A $7 million decrease in integration expense
•	A $7 million effect of change in foreign currency exchange rates
•	Partially offset by a $2 million increase in enterprise software license fees

Research, development and engineering spending was $103.0 million, or 5.1% of sales, for fiscal 2017 compared with $95.9 million, or 4.8% of sales, for the prior-year period.  The $7.1 million increase in research, development and engineering principally reflected higher activity across all three segments including Embraer E2, Lockheed Martin C-130 and Embraer KC-390 developments.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for fiscal 2017 totaled $264.8 million, or 13.2% of sales, compared with $240.6 million, or 12.1% of sales, for fiscal 2016.  Segment earnings by segment were as follows:

	Increase (Decrease)
In Thousands	From Prior Year	2017	2016

Avionics & Controls	20.6%	$94,468	$78,356
Sensors & Systems	9.9%	96,484	87,768
Advanced Materials	(0.8)%	73,891	74,515
Total Segment Earnings		$264,843	$240,639

Avionics & Controls	2.1%	11.2%	9.1%
Sensors & Systems	0.7%	13.3%	12.6%
Advanced Materials	(0.1)%	17.0%	17.1%
Segment Earnings Percentage		13.2%	12.1%

Avionics & Controls segment earnings were $94.5 million, or 11.2% of sales, for fiscal 2017 and $78.4 million, or 9.1% of sales, for fiscal 2016.  The $16 million increase in Avionics & Controls segment earnings mainly reflected the following:

•	An $8 million decrease in bad debt expense
•	An $8 million decrease in integration expense
•	A $2 million favorable effect of foreign currency rates
•	Partially offset by
•	A $1 million decrease in gross profit
•	A $2 million increase in research, development and engineering expenses

Sensors & Systems segment earnings were $96.5 million, or 13.3% of sales, for fiscal 2017 compared with $87.8 million, or 12.6% of sales, for fiscal 2016.  The $9 million increase in Sensors & Systems segment earnings principally reflected the following:

•	A $12 million increase in gross profit
•	A $2 million decrease in restructuring expense
•	Partially offset by
•	A $2 million increase in research, development and engineering expenses
•	A $2 million increase in selling, general and administrative expense mainly due to information technologies expenses

Advanced Materials segment earnings were $73.9 million, or 17.0% of sales, for fiscal 2017, compared with $74.5 million, or 17.1% of sales, for fiscal 2016.  The $1 million decrease in Advanced Materials segment earnings mainly reflected the following:

•	A $6 million decrease in gross profit
•	A $5 million increase in selling, general and administrative expense and research, development and engineering
•	Partially offset by
•	A $3 million additional insurance recovery from the incident at our countermeasure operation
•	A $2 million decrease in restructuring expenses incurred in the prior-year period
•	A $6 million favorable effect of changes in foreign currency exchange rates

Interest expense was $30.2 million during fiscal 2017, compared with $30.1 million in the prior-year period.

The income tax rates were 23.6% and 16.0% for fiscal 2017 and 2016, respectively.  The income tax rate in the current year was higher primarily due to U.K. limitations on interest expense deductions.  Both years benefited from various tax credits, certain foreign interest deductions, and lower income tax rates on permanently invested foreign sourced income.  The income tax rate in fiscal 2017 and 2016 principally reflected the following discrete income tax items:

•

During fiscal 2017, we recognized $7.0 million of discrete tax benefits primarily related to a reduction of the income tax rate in France for fiscal year 2020 and beyond and the early adoption of the accounting standard update for employee share-based payment awards

•	In fiscal 2016, we recognized approximately $3.5 million of discrete tax benefits principally related to the enactment of tax laws reducing the U.K. statutory income tax rate

We expect the income tax rate to be approximately 27% to 28% in fiscal 2018.

If enacted, recent proposals to lower the U.S. corporate income tax rate from the current Federal statutory income tax rate of 35% would require us to reduce our net deferred tax assets primarily related to our U.S. post-retirement benefit plan, resulting in a one-time, non-cash increase in income tax expense in the year of enactment.  In addition, we would be required to pay one-time cash taxes on the undistributed earnings of our foreign subsidiaries.  In subsequent years, our income tax expense could be materially reduced.

It is reasonably possible that within the next twelve months approximately $1.4 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or expiration of a statute of limitations.

New orders for fiscal 2017 were $2.0 billion compared with $2.1 billion for fiscal 2016.  Backlog was $1.3 billion at September 29, 2017, and September 30, 2016.  Approximately $440 million is scheduled to be delivered after fiscal 2018.  Backlog is subject to cancellation until delivery.

Fiscal 2016 Compared with Fiscal 2015

Sales for fiscal 2016 decreased by $10.2 million, or 0.5%, from fiscal 2015.  Fiscal 2015 benefited from a strong October 2014.  The last Friday in October 2014 was our previous year-end, and in changing our year-end from the last Friday in October to the last Friday in September, October 2014 was included in our recast first fiscal quarter of 2015.  Fiscal 2016 consisted of 52 weeks and fiscal 2015 consisted of 53 weeks.

	Increase (Decrease)
In Thousands	From Prior Year	2016	2015
			(Unaudited) (Recast)

Avionics & Controls	4.2%	$860,494	$826,044
Sensors & Systems	(2.6)%	696,032	714,965
Advanced Materials	(5.6)%	436,105	461,784
Total Net Sales		$1,992,631	$2,002,793

The $34 million increase in Avionics & Controls sales over fiscal 2015 mainly reflected acquired sales from the acquisition of the advanced displays business based in Belgium, which we refer to as EAD, of $52 million, in addition to organic EAD sales growth of $21 million, partially offset by the following:

•	Lower sales volumes of $10 million
•

Lower sales volumes of avionics systems of $21 million for certain commercial and defense programs, including an $8 million decrease on the T-6B military trainer program for the U.S. Navy nearing completion

•

Lower sales volumes of communications and control systems of $11 million due to decreased sales of headset communication devices for defense applications of $17 million, mainly due to the shipment of delinquent orders in fiscal 2015 and a strong October 2014, partially offset by increased sales volumes of secure communications of $5 million

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

The $26 million decrease in Advanced Materials sales over the prior-year period mainly reflected the following:

•

Decreased sales volumes of defense technologies of $18 million mainly due to an energetic incident that occurred at one of our countermeasure operations in May 2016 that halted operations at the facility through early September 2016 for investigation of the incident, repairs to the building and equipment, and implementation of process and facility improvements.

•	Decreased sales volumes of engineered materials for metal insulation applications of $13 million due to delayed orders for commercial aviation and lower demand for oil and gas applications
•	Partially offset by
•	Higher sales of engineered materials mainly from a defense program of $7 million
•	Higher sales mainly of combustible ordnance of $8 million
•	Unfavorable effect of foreign currency exchange rates of $10 million

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

Avionics & Controls segment gross margin was 32.8% and 33.8% for fiscal 2016 and 2015, respectively.  Segment gross profit was $282.3 million compared with $279.1 million in the prior-year period.  The $3 million increase in gross profit mainly reflected the following:

•	$21 million in acquired gross profit from the EAD acquisition
•	$7 million in an EAD fair value of inventory adjustment recorded in the prior-year period
•	Substantially offset by
•	A $14 million decrease due to sales volume/mix mainly due to lower sales of control and communication systems
•	An $8 million decrease due to higher manufacturing costs primarily at control and communication systems operations
•	A $3 million decrease due to an unfavorable effect of changes in foreign currency exchange rates, EAD integration expense, partially offset by a favorable estimated cost at completion adjustment

Sensors & Systems segment gross margin was 35.3% and 35.1% for fiscal 2016 and 2015, respectively.  Segment gross profit was $246.0 million compared with $251.1 million in the prior-year period.  The $5 million decrease in Sensors & Systems segment gross profit mainly reflected the following:

•	A $2 million decrease in volume/mix mainly due to lower sales of connection technologies and power systems

•	A $7 million increase in manufacturing costs mainly due to factory closures and transfers to a low-cost country
•	Partially offset by
•	A $3 million decrease in restructuring expense for advanced sensors and connection technologies operations
•	A $1 million favorable effect of change in foreign currency exchange rates

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

Selling, general and administrative expenses (which include corporate expenses) totaled $395.3 million, or 19.8% of sales, and $384.2 million, or 19.2% of sales, for fiscal 2016 and 2015, respectively.  The $11 million increase in selling, general and administrative expense mainly reflected the following:

•	An $11 million increase due to incremental EAD expenses
•	An $8 million increase in bad debt expense
•	A $5 million increase in stock option expense, severance and segment pension expense
•	Partially offset by
•	A $9 million decrease in corporate expense due to lower professional fees primarily for compliance and a $3 million pension settlement recorded in fiscal 2015
•	A $2 million favorable effect of foreign currency rates
•	A $2 million write-off of fixed assets due to an avionics systems program realignment in the prior year

Research, development and engineering spending was $95.9 million, or 4.8% of sales, for fiscal 2016 compared with $100.4 million, or 5.0% of sales, for the prior-year period.  The $4.5 million decrease in research, development and engineering principally reflected the following:

•	Decreased spending of $11 million mainly for Avionics & Controls and Sensors & Systems developments
•	Partially offset by incremental expense from EAD of $7 million

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

Avionics & Controls segment earnings were $78.4 million, or 9.1% of sales, for fiscal 2016 and $93.2 million, or 11.3% of sales, for fiscal 2015.  The $15 million decrease in Avionics & Controls segment earnings mainly reflected the following:

•	EAD incremental operating expenses of $18 million
•	An $8 million increase in bad debt expense
•	A $4 million unfavorable effect of foreign currency rates and increase in severance
•	Partially offset by
•	A $3 million increase in gross profit
•

A $10 million decrease in research, development and engineering for avionics systems and control and communication systems, and a $2 million write-off of fixed assets due to an avionics systems program realignment in the prior year

Sensors & Systems segment earnings were $87.8 million, or 12.6% of sales, for fiscal 2016 compared with $84.2 million, or 11.8% of sales, for fiscal 2015.  The $4 million increase in Sensors & Systems segment earnings principally reflected the following:

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

Liquidity and Capital Resources

Working Capital and Statement of Cash Flows

Cash and cash equivalents at the end of fiscal 2017 totaled $307.8 million, an increase of $49.3 million from September 30, 2016.  Net working capital increased to $887.0 million at the end of fiscal 2016 from $777.3 million at the end of the prior year.

Cash flows from operating activities were $193.5 million and $167.2 million in fiscal 2017 and 2016, respectively.  The increase principally reflected higher net earnings and cash receipts from the sale of products.  Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expense.

Cash flows used by investing activities were $57.4 million and $65.9 million in fiscal 2017 and 2016, respectively.  Cash flows used by investing activities in fiscal 2017 primarily reflected capital expenditures of $58.0 million.  Cash flows used by investing activities in fiscal 2016 primarily reflected capital expenditures of $68.5 million, partially offset by proceeds from the sale of a discontinued operation of $3.7 million.  Capital expenditures in fiscal 2016 included the purchase of a building for our EAD operation.

Cash flows used by financing activities were $94.4 million and $29.4 million in fiscal 2017 and 2016, respectively.  Cash flows used by financing activities in fiscal 2017 primarily reflected repayment of long-term debt and credit facilities of $126.4 million, partially offset by $28.1 million from the issuance of common stock under our employee stock plans and $5.0 million in proceeds from our credit facilities.  Cash flows used by financing activities in fiscal 2016 primarily reflected repayment of long-term debt and credit facilities of $62.4 million, $18.7 million in shares repurchased, partially offset by $6.1 million from the issuance of common stock under our employee stock plans and $45.0 million in proceeds from our credit facilities.

Capital Expenditures

Net property, plant and equipment was $348.6 million at September 29, 2017, compared with $338.0 million at September 30, 2016.  Capital expenditures for fiscal 2017 and 2016 were $58.0 million and $68.5 million, respectively (excluding acquisitions), and included facilities, machinery, equipment and enhancements to information technology systems.  Capital expenditures are anticipated to approximate $82.5 million for fiscal 2018. The increase in capital expenditures in fiscal 2018 mainly reflects expenditures to support new defense and nuclear programs.  We will continue to support expansion through investments in infrastructure including machinery, equipment, and information systems.

Acquisitions

On January 31, 2015, we acquired the defense, aerospace and training display business, or EAD, of Belgium-based Barco N.V. (Barco) for €150 million, or approximately $171 million, in cash before a working capital adjustment of approximately $15 million.  The EAD business develops and manufactures visualization solutions for a variety of demanding defense and commercial aerospace applications and is included in our Avionics & Controls segment.

Debt Financing

U.S. Credit Facility

On April 9, 2015, we amended the secured credit facility to extend the expiration to April 9, 2020, increase the revolving credit facility to $500 million, and provide for a delayed-draw term loan facility of $250 million.  We recorded $2.3 million in debt issuance costs.  The credit facility is secured by substantially all the Company’s assets and interest is based on standard inter-bank offering rates.  The interest rate ranges from LIBOR plus 1.25% to LIBOR plus 2.00%, depending on the leverage ratios at the time the funds are drawn.  At September 29, 2017, we had $50.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.50%, which was 2.74%.  An additional $27.5 million of unsecured foreign currency credit facilities have been extended by foreign banks for a total of $527.5 million available companywide.  Available credit under the above credit facilities was $461.6 million at fiscal 2017 year end, when reduced by outstanding borrowings of $50.0 million and letters of credit of $15.9 million.

U.S. Term Loan, due April 2020

On August 3, 2015, we borrowed $250 million under the delayed-draw term loan provided for under the amended credit facility.  The interest rate on this loan ranges from LIBOR plus 1.25% to LIBOR plus 2.00%, depending on the leverage ratios at the time the funds are drawn.  At September 29, 2017, the interest rate was LIBOR plus 1.50%, which equaled 2.74%.  The loan amortizes at 1.25% of the original principal balance quarterly through March 2020, with the remaining balance due in April 2020.  At September 29, 2017, we had $225.0 million outstanding on the U.S. Term Loan.

3.625% Senior Notes, due April 2023

In April 2015, we issued €330.0 million in 3.625% Senior Notes, due April 2023 (2023 Notes) requiring semi-annual interest payments in April and October of each year until maturity.  The net proceeds from the sale of the notes, after deducting $5.9 million of debt issuance costs, were $350.8 million.  The 2023 Notes are general unsecured senior obligations of the Company.  The 2023 Notes are unconditionally guaranteed on a senior basis by the Company and certain subsidiaries of the Company that are guarantors under the Company’s existing secured credit facility.  The 2023 Notes are subject to redemption at the option of the Company at any time prior to April 15, 2018, at a price equal to 100% of the principal amount, plus any accrued interest to the date of redemption and a make-whole provision.  We may also redeem up to 35% of the 2023 Notes before April 15, 2018, with the net cash proceeds from equity offerings.  The 2023 Notes are also subject to redemption at the option of the Company, in whole or in part, on or after April 15, 2018, at redemption prices starting at 102.719% of the principal amount plus accrued interest during the period beginning April 15, 2018, and declining annually to 100% of principal and accrued interest on or after April 15, 2021.  At September 29, 2017, we had $389.9 million outstanding on the 2023 Notes.

In connection with the redemption of debt in fiscal 2015, we incurred an $8.75 million redemption premium and wrote off $2.7 million in unamortized debt issuance costs as a loss on extinguishment of debt.

We believe cash on hand, funds generated from operations and other available debt facilities are sufficient to fund operating cash requirements and capital expenditures through fiscal 2018.  We believe we will have adequate access to capital markets to fund future acquisitions.

Share Repurchase Program

On June 19, 2014, our Board of Directors approved a share repurchase program and authorized the repurchase of up to $200 million of outstanding shares of common stock.  In March 2015 our Board of Directors authorized an additional $200 million.  Under the program, the Company is authorized to repurchase up to $400 million of the outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  In fiscal 2015 we repurchased 2,562,122 shares under this program at an average price paid per share of $101.29, for an aggregate purchase price of $259.5 million.  In fiscal 2016 we repurchased 304,577 shares under this program at an average price paid per share of $61.51, for an aggregate purchase price of $18.7 million.  There were no shares repurchased during fiscal 2017.  Subsequent to September 29, 2017, we repurchased 37,500 shares of common stock for approximately $2.6 million through November 16, 2017.  There is $88.9 million available for purchase under our share repurchase program after these recent purchases.

Permanent Investment of Undistributed Earnings of Foreign Subsidiaries

Our non-U.S. subsidiaries have $300.4 million in cash and cash equivalents at September 29, 2017.  Cash and cash equivalents at our U.S. parent and subsidiaries aggregated $7.4 million at September 29, 2017, and cash flow from these operations and credit facilities are sufficient to fund working capital, capital expenditures, acquisitions and debt repayments of our domestic operations.  We have available credit to our U.S. parent and subsidiaries of $434.5 million under our U.S. secured credit facility.  The earnings of our non-U.S. subsidiaries are considered to be indefinitely invested, and accordingly, no provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries.  The amount of the unrecognized deferred income tax liability for temporary differences related to investments in foreign subsidiaries is not practical to determine because of the complexities regarding the calculation of unremitted earnings and the potential for tax credits.

Government Refundable Advances

Government refundable advances consist of payments received from the Canadian government to assist in the research and development related to commercial aviation that is conducted at our Canadian operations, CMC Electronics, Inc. (CMC).  These advances totaled $45.5 million and $45.0 million at September 29, 2017, and September 30, 2016, respectively.  The repayment of the advances is based on year-over-year commercial aviation revenue growth at CMC beginning in 2014.  Imputed interest on the advances was 2.5% at September 29, 2017.

Pension and Other Post-Retirement Benefit Obligations

Our pension plans principally include a U.S. pension plan maintained by Esterline, non-U.S. plans maintained by CMC, and other non-U.S. plans.  Our principal post-retirement plans include non-U.S. plans maintained by CMC, which are non-contributory health care and life insurance plans.

We account for pension expense using the end of the fiscal year as our measurement date, and we make actuarially computed contributions to our pension plans as necessary to adequately fund benefits.  Our funding policy is consistent with the minimum funding requirements of ERISA.  In fiscal 2017 and 2016, operating cash flow included $5.3 million and $10.6 million, respectively, of cash funding to the non-U.S. pension plans maintained primarily by CMC.  There is no funding requirement for fiscal 2018 for the U.S. pension plans maintained by Esterline.  We expect pension funding requirements for the CMC pension plans and other non-U.S. pension plans to be approximately $4.9 million in fiscal 2018.  The rate of increase in future compensation levels is consistent with our historical experience and salary administration policies.  The expected long-term rate of return on plan assets is based on long-term target asset allocations of 70% equity and 30% fixed income.  We periodically review allocations of plan assets by investment type and evaluate external sources of information regarding long-term historical returns and expected future returns for each investment type, and accordingly, believe a 3.25% to 8.25% assumed long-term rate of return on plan assets is appropriate for the pension plans.  Current allocations are consistent with the long-term targets.

We made the following assumptions with respect to our Esterline pension obligation in fiscal 2017 and 2016:

	2017	2016
Principal assumptions as of fiscal year end:
Discount rate	3.75%	3.60%
Rate of increase in future compensation levels	4.48%	4.28%
Assumed long-term rate of return on plan assets	7.00%	7.00%

We made the following assumptions with respect to our CMC pension obligation in fiscal 2017 and 2016:

	2017	2016
Principal assumptions as of fiscal year end:
Discount rate	3.76%	3.22%
Rate of increase in future compensation levels	2.75%	2.75%
Assumed long-term rate of return on plan assets	5.19%	5.66%

We made the following assumptions with respect to our other non-U.S. pension obligations in fiscal 2017 and 2016:

	2017	2016
Principal assumptions as of fiscal year end:
Discount rate	1.40 - 8.75%	0.90 - 7.75%
Rate of increase in future compensation levels	2.96 - 10.29%	2.96 - 10.13%
Assumed long-term rate of return on plan assets	3.25 - 8.25%	3.25 - 8.00%

We use a discount rate for expected returns that is a spot rate developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments.  Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points in fiscal 2017, pension liabilities in total would have decreased $13.7 million or increased $14.4 million, respectively.  If all other assumptions are held constant, the estimated effect on fiscal 2017 pension expense from a hypothetical 25 basis points increase or decrease in both the discount rate and expected long-term rate of return on plan assets would not have a material effect on our pension expense.

We made the following assumptions with respect to our Esterline post-retirement obligation in fiscal 2017 and 2016:

	2017	2016
Principal assumptions as of fiscal year end:
Discount rate	3.75%	3.60%
Initial weighted average health care trend rate	6.00%	6.00%
Ultimate weighted average health care trend rate	6.00%	6.00%

We made the following assumptions with respect to our CMC post-retirement obligation in fiscal 2017 and 2016:

	2017	2016
Principal assumptions as of fiscal year end:
Discount rate	3.51%	3.16%
Initial weighted average health care trend rate	5.80%	6.00%
Ultimate weighted average health care trend rate	4.10%	4.20%

The assumed health care trend rate can have a significant impact on our post-retirement benefit obligations.  Our health care trend rate was based on the experience of our plan and expectations for the future.  A 100 basis points increase in the health care trend rate would increase our post-retirement benefit obligation by $1.4 million at September 29, 2017.  A 100 basis points decrease in the health care trend rate would decrease our post-retirement benefit obligation by $1.2 million at September 29, 2017.  Assuming all other assumptions are held constant, the estimated effect on fiscal 2017 post-retirement benefit expense from a hypothetical 100 basis points increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

Research and Development Expense

For the three years ended September 29, 2017, research and development expense averaged 5.0% of sales.  We estimate that research and development expense in fiscal 2018 will be approximately 5.0% of sales for the full year.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of fiscal year end.  Liabilities for income taxes were excluded from the table, as we are not able to make a reasonably reliable estimate of the amount and period of related future payments.

In Thousands		Less than	1‒3	4‒5	After 5
	Total	1 year	years	years	years

Long-term debt [1]	$854,520	$23,374	$281,075	$24,587	$525,484
Interest obligations	95,039	21,539	38,169	28,265	7,066
Operating lease obligations	51,807	13,382	18,528	10,876	9,021
Purchase obligations	666,071	642,422	22,555	1,094	-
Total contractual obligations	$1,667,437	$700,717	$360,327	$64,822	$541,571

[1]

Includes $73.0 million representing interest on capital lease obligations.  Approximately 41% of our interest obligations are from variable interest rate obligations.  We assumed an interest rate of 2.74% for all future periods.

Seasonality

The timing of our revenues is impacted by the purchasing patterns of our customers and, as a result, we do not generate revenues evenly throughout the year.  Moreover, our first fiscal quarter, October through December, includes significant holiday vacation periods in both Europe and North America.  This leads to decreased order and shipment activity; consequently, first quarter results are typically weaker than other quarters and not necessarily indicative of our performance in subsequent quarters.  Effective fiscal 2016, we changed our fiscal year to the twelve months ended the last Friday of September to better align with the aerospace industry’s business cycle.

Disclosures About Market Risk

Interest Rate Risks

Our debt includes fixed rate and variable rate obligations at September 29, 2017.  Our ratio of fixed and variable rate to total obligations was 59% and 41%, respectively at September 29, 2017.  We are not subject to interest rate risk on the fixed rate obligations.  We are subject to interest rate risk on the U.S. Term Loan and U.S. credit facility.  For long-term debt, the table below presents principal cash flows and the related weighted-average interest rates by contractual maturities.

A hypothetical 10% increase or decrease in average market rates would not have a material effect on our pretax income.

In Thousands	Long-Term Debt ‒ Variable Rate
	Principal	Average
	Amount	Rates [1]
Maturing in:

2018	$12,500	*
2019	12,500	*
2020	250,000	*
2021	-	*
2022	-	*
2023 and thereafter	-	*
Total	$275,000

Fair value at 9/29/2017	$275,000

[1]

Borrowings under the U.S. Term Loan bear interest at a rate equal to either: (a) the LIBOR rate plus 1.50% or (b) the “Base Rate” (defined as the higher of Wells Fargo Bank, National Association’s prime rate and the Federal funds rate plus 0.50%).

Currency Risks

We own significant operations in Canada, France and the United Kingdom.  To the extent that sales are transacted in a foreign currency, we are subject to foreign currency fluctuation risk.  Furthermore, we have assets denominated in foreign currencies that are not offset by liabilities in such foreign currencies.  At September 29, 2017, we had the following monetary assets subject to foreign currency fluctuation risk:  U.S. dollar-denominated backlog with customers whose functional currency is other than the U.S. dollar; U.S. dollar-denominated accounts receivable and payable; and certain forward contracts, which are not accounted for as a cash flow hedge.  The foreign exchange rate for the dollar relative to the euro decreased to 0.846 at September 29, 2017, from 0.890 at September 30, 2016; the dollar relative to the British pound decreased to 0.746 from 0.771; and the dollar relative to the Canadian dollar decreased to 1.247 from 1.313.  Foreign currency transactions affecting monetary assets, forward contracts and backlog resulted in an $11.9 million loss in fiscal 2017, a $19.8 million loss in fiscal 2016, and a $1.3 million gain in fiscal 2015.

Our policy is to hedge a portion of our forecasted transactions and a portion of our net monetary assets, including the embedded derivatives in our backlog, using forward exchange contracts.  We do not enter into any forward contracts for trading purposes.  At September 29, 2017, and September 30, 2016, the notional value of foreign currency forward contracts was $411.0 million and $451.3 million, respectively.  The notional value of our foreign currency forward contracts include $70 million related to the hedge of a portion of our net monetary assets, including the embedded derivatives in our backlog.  The net fair value of our open foreign currency forward contracts was an $11.3 million asset and an $11.5 million liability at September 29, 2017, and September 30, 2016, respectively.  If the U.S. dollar increased by a hypothetical 5%, the effect on the fair value of the foreign currency contracts at September 29, 2017, would be a decrease in the net liability of $18.6 million.  If the U.S. dollar decreased by a hypothetical 5%, the effect on the fair value of the foreign currency contracts would be an increase in net liability of $21.6 million.

The following tables provide information about our significant derivative financial instruments, including foreign currency forward exchange agreements and certain firmly committed sales transactions denominated in currencies other than the functional currency at September 29, 2017, and September 30, 2016.  The information about certain firmly committed sales contracts and derivative financial instruments is in U.S. dollar equivalents.  For forward foreign currency exchange agreements, the following tables present the notional amounts at the current exchange rate and weighted-average contractual foreign currency exchange rates by contractual maturity dates.

Firmly Committed Sales Contracts

Operations with Foreign Functional Currency

At September 29, 2017

Principal Amount by Expected Maturity

In Thousands	Firmly Committed Sales Contracts in United States Dollar
Fiscal Years	Canadian Dollar	Euro	British Pound

2018	$112,895	$154,346	$28,990
2019	28,432	39,222	3,565
2020	11,911	7,131	69
2021	10,912	6,599	-
2022 and thereafter	41,598	9,641	-
Total	$205,748	$216,939	$32,624

Derivative Contracts

Operations with Foreign Functional Currency

At September 29, 2017

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Canadian Dollar

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2018	$167,100	0.778
2019	64,500	0.772
Total	$231,600

Fair value at 9/29/17	$7,767

[1]	The Company has no derivative contracts maturing after fiscal 2019.

Derivative Contracts

Operations with Foreign Functional Currency

At September 29, 2017

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Euro

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2018	$106,111	1.139
2019	19,880	1.214
Total	$125,991

Fair value at 9/29/17	$5,066

[1]	The Company has no derivative contracts maturing after fiscal 2019.

Derivative Contracts

Operations with Foreign Functional Currency

At September 29, 2017

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for British Pound

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2018	$42,431	1.390
2019	6,924	1.376
Total	$49,355

Fair value at 9/29/17	$(1,373)

[1]	The Company has no derivative contracts maturing after fiscal 2019.

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

Derivative Contracts

Operations with Foreign Functional Currency

At September 30, 2016

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Canadian Dollar

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2017	$185,100	0.756
2018	73,300	0.825
Total	$258,400

Fair value at 9/30/16	$(3,567)

[1]	The Company had no derivative contracts maturing after fiscal 2018.

Derivative Contracts

Operations with Foreign Functional Currency

At September 30, 2016

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Euro

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2017	$112,593	1.127
2018	7,180	1.144
Total	$119,773

Fair value at 9/30/16	$241

[1]	The Company had no derivative contracts maturing after fiscal 2018.

Derivative Contracts

Operations with Foreign Functional Currency

At September 30, 2016

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for British Pound

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2017	$49,358	1.468
2018	20,400	1.502
2019	3,000	1.440
Total	$72,758

Fair value at 9/30/16	$(8,131)

[1]	The Company had no derivative contracts maturing after fiscal 2019.

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

Inventories

We account for inventories on a first-in, first-out or average cost method of accounting at the lower of its cost or market.  The determination of market requires judgment in estimating future demand, selling prices and cost of disposal.  Judgment is required when determining inventory cost adjustments.  Inventory cost adjustments are recorded when inventory is considered to be excess or obsolete based upon an analysis of actual on-hand quantities on a part-level basis relative to forecasted product demand and historical usage.

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

Goodwill is tested for impairment in a two-step process.  The first step (Step One) of the goodwill impairment test involves estimating the fair value of a reporting unit.  Fair value (Fair Value) is defined as “the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced liquidation sale.”  A reporting unit is generally defined at the operating segment level or at the component level one level below the operating segment, if said component constitutes a business.  The Fair Value of a reporting unit is then compared to its carrying value, which is defined as the book basis of equity plus debt.  In the event a reporting unit’s carrying value exceeds its estimated Fair Value, evidence of potential impairment exists.  In such a case, the second step (Step Two) of the impairment test is required, which involves allocating the Fair Value of the reporting unit to all of the assets and liabilities of that unit, with the excess of Fair Value over allocated net assets representing the Fair Value of goodwill.  An impairment loss is measured as the amount by which the carrying value of the reporting unit’s goodwill exceeds the estimated Fair Value of goodwill.

As we have grown through acquisitions, we have accumulated $1.1 billion of goodwill and $41.4 million of indefinite-lived intangible assets out of total assets of $3.1 billion at September 29, 2017.  The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

We performed our annual impairment review for fiscal 2017 as of July 1, 2017, and our Step One analysis indicates that no impairment of goodwill or other indefinite-lived assets exists at any of our reporting units.  Our avionics systems reporting unit’s margin in passing the Step One analysis was approximately 11%.  It is possible, however, that as a result of events or circumstances, we could conclude at a later date that goodwill of $240.2 million at avionics systems may be considered impaired.  We also may be required to record an earnings charge or incur unanticipated expenses if, due to a change in strategy or other reasons, we determine the value of other assets has been impaired.  These other assets include trade names of $21.3 million and intangible assets of $77.1 million.

The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles.  In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows.

We used available market data and a discounted cash flow analysis in completing our 2017 annual impairment test.  We believe that our cash flow estimates are reasonable based upon the historical cash flows and future operating and strategic plans of our reporting units.  In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions.  The fair value of all our other reporting units exceeds its book value by greater than 33%.  A 0.5% change in the discount rate used in the cash flow analysis would result in a change in the fair value of our other reporting units of approximately $149.9 million.  A 0.5% change in the growth rate assumed in the calculation of the terminal value of cash flows would result in a change in the fair value of our other reporting units by $103.6 million.  None of these changes would have resulted in any of our other reporting units being impaired.

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

As we have grown through acquisitions, we have accumulated $317.8 million of definite-lived intangible assets.  The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

Assets Held for Sale

Assets held for sale are to be reported at the lower of its carrying amount or fair value less cost to sell.  Judgment is required in estimating the sales price of assets held for sale and the time required to sell the assets.  These estimates are based upon available market data and operating cash flows of the assets held for sale.

In fiscal 2014, the Company’s Board of Directors approved a plan to sell certain non-core business units including Wallop Defence Systems, Ltd., a small manufacturing business and a small distribution business.  As a result, we recorded an after-tax loss of $2.9 million, $8.4 million and $31.2 million in fiscal 2017, 2016, and 2015, respectively, on assets held for sale in discontinued operations.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Statement of Operations

In Thousands, Except Per Share Amounts

				Eleven
				Months
	Twelve Months Ended			Ended
	2017	2016	2015	2015
			(Unaudited) (Recast)

Net Sales	$2,002,195	$1,992,631	$2,002,793	$1,774,449
Cost of Sales	1,336,736	1,331,386	1,323,405	1,185,056
	665,459	661,245	679,388	589,393
Expenses
Selling, general & administrative	375,413	395,274	384,156	346,781
Research, development and engineering	103,024	95,939	100,426	91,491
Restructuring charges	-	4,873	8,143	6,639
Insurance recovery	(7,789)	(5,000)	-	-
Other income	-	-	(12,503)	(12,503)
Total Expenses	470,648	491,086	480,222	432,408

Operating Earnings from Continuing Operations	194,811	170,159	199,166	156,985
Interest Income	(527)	(367)	(632)	(578)
Interest Expense	30,208	30,091	33,114	30,090
Loss on Extinguishment of Debt	-	-	11,451	11,451

Earnings from Continuing Operations Before Income Taxes	165,130	140,435	155,233	116,022
Income Tax Expense	38,928	22,535	26,911	18,956
Earnings from Continuing Operations Including Noncontrolling Interests	126,202	117,900	128,322	97,066

Earnings Attributable to Noncontrolling Interests	(1,504)	(949)	(427)	(401)
Earnings from Continuing Operations Attributable to Esterline, Net of Tax	124,698	116,951	127,895	96,665

Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(7,311)	(15,266)	(40,319)	(37,053)

Net Earnings Attributable to Esterline	$117,387	$101,685	$87,576	$59,612

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$4.19	$3.97	$4.16	$3.15
Discontinued operations	(0.25)	(0.52)	(1.31)	(1.21)
Earnings (Loss) Per Share - Basic	$3.94	$3.45	$2.85	$1.94

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$4.15	$3.93	$4.10	$3.10
Discontinued operations	(0.24)	(0.51)	(1.29)	(1.19)
Earnings (Loss) Per Share - Diluted	$3.91	$3.42	$2.81	$1.91

See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income (Loss)

In Thousands

				Eleven
				Months
	Twelve Months Ended			Ended
	2017	2016	2015	2015
			(Unaudited) (Recast)

Net earnings	$117,387	$101,685	$87,576	$59,612

Change in Fair Value of Derivative Financial Instruments	18,016	18,394	(10,456)	(8,763)
Income Tax (Expense) Benefit	(4,969)	(4,959)	3,294	2,147
	13,047	13,435	(7,162)	(6,616)

Change in Pension and Post-Retirement Obligations	34,564	(16,622)	(20,199)	(9,499)
Income Tax (Expense) Benefit	(11,848)	6,029	7,246	3,703
	22,716	(10,593)	(12,953)	(5,796)

Foreign Currency Translation Adjustment	46,216	(42,871)	(175,222)	(164,839)
Comprehensive Income (Loss)	$199,366	$61,656	$(107,761)	$(117,639)

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

In Thousands, Except Share and Per Share Amounts

As of September 29, 2017 and September 30, 2016	2017	2016

Assets

Current Assets
Cash and cash equivalents	$307,826	$258,520
Cash in escrow	-	1,125
Accounts receivable, net of allowances of $16,035 and $17,028	437,963	422,073
Inventories	482,701	450,206
Income tax refundable	12,814	5,183
Prepaid expenses	18,816	17,909
Other current assets	13,836	5,322
Current assets of businesses held for sale	6,501	15,450
Total Current Assets	1,280,457	1,175,788

Property, Plant and Equipment
Land	32,728	28,152
Buildings	269,220	240,878
Machinery and equipment	560,767	526,760
	862,715	795,790
Accumulated depreciation	514,081	457,756
	348,634	338,034

Other Non-Current Assets
Goodwill	1,053,573	1,024,667
Intangibles, net	359,166	393,035
Deferred income tax benefits	55,355	75,409
Other assets	19,804	13,698
Non-current assets of businesses held for sale	13,334	11,400
Total Assets	$3,130,323	$3,032,031

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet (continued)

In Thousands, Except Share and Per Share Amounts

As of September 29, 2017 and September 30, 2016	2017	2016

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable	$133,101	$121,816
Accrued liabilities	229,610	238,163
Current maturities of long-term debt	17,424	16,774
Federal and foreign income taxes	6,111	10,932
Current liabilities of businesses held for sale	7,184	10,813
Total Current Liabilities	393,430	398,498

Long-Term Liabilities
Credit facilities	50,000	155,000
Long-term debt, net of current maturities	709,424	698,796
Deferred income tax liabilities	43,978	53,798
Pension and post-retirement obligations	66,981	92,520
Other liabilities	17,658	21,968
Non-current liabilities of businesses held for sale	1,724	320

Shareholders' Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued 33,117,473 and 32,564,252 shares	6,623	6,513
Additional paid-in capital	738,329	702,610
Treasury stock at cost, repurchased 3,135,927 and 3,135,927 shares	(308,514)	(308,514)
Retained earnings	1,667,047	1,548,805
Accumulated other comprehensive loss	(266,878)	(348,857)
Total Esterline shareholders' equity	1,836,607	1,600,557
Noncontrolling interests	10,521	10,574
Total Shareholders' Equity	1,847,128	1,611,131
Total Liabilities and Shareholders' Equity	$3,130,323	$3,032,031

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows

In Thousands

				Eleven
				Months
	Twelve Months Ended			Ended
	2017	2016	2015	2015
			(Unaudited) (Recast)

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$118,891	$102,634	$88,003	$60,013
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	103,770	100,258	103,357	90,575
Deferred income taxes	(2,907)	(22,166)	(18,165)	(17,976)
Share-based compensation	9,847	13,462	12,106	10,771
Gain on sale of discontinued operations	(793)	-	-	-
Gain on release of non-income tax liability	-	-	(15,656)	(15,656)
Loss on assets held for sale	2,906	8,448	30,792	31,154
Working capital changes, net of effect of acquisitions:
Accounts receivable	(9,561)	(44,759)	(13,757)	10,188
Inventories	(18,429)	551	5,189	(7,746)
Prepaid expenses	(337)	4,875	(2,965)	(4,268)
Other current assets	1,108	373	(2,068)	(3,567)
Accounts payable	6,285	1,445	6,749	(10,476)
Accrued liabilities	(17,541)	(7,876)	18,894	10,880
Federal and foreign income taxes	(12,180)	14,878	(21,027)	(12,821)
Other liabilities	4,974	(3,639)	7,964	8,994
Other, net	7,428	(1,326)	(5,750)	(5,770)
	193,461	167,158	193,666	144,295

Cash Flows Provided (Used) by Investing Activities
Purchase of capital assets	(58,040)	(68,472)	(55,407)	(49,341)
Escrow deposit	-	(1,125)	-	-
Proceeds from sale of discontinued operations	600	3,654	30,156	30,156
Proceeds from sale of capital assets	-	-	1,592	1,592
Acquisition of business, net of cash acquired	-	-	(155,975)	(155,975)
	(57,440)	(65,943)	(179,634)	(173,568)

Consolidated Statement of Cash Flows (continued)

In Thousands

				Eleven
				Months
	Twelve Months Ended			Ended
	2017	2016	2015	2015
			(Unaudited) (Recast)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	28,116	6,139	16,573	14,063
Withholding taxes on restricted stock units vested	(1,150)	-	-	-
Excess tax benefits from share-based compensation	-	567	2,613	1,973
Shares repurchased	-	(18,734)	(269,257)	(259,518)
Repayment of long-term credit facilities	(110,000)	(50,000)	(415,000)	(405,000)
Repayment of long-term debt	(16,392)	(12,360)	(418,999)	(416,827)
Proceeds from long-term credit facilities	5,000	45,000	465,000	465,000
Proceeds from issuance of long-term debt	-	-	606,532	606,532
Proceeds from government assistance	-	-	3,083	3,007
Debt and other issuance costs	-	-	(8,263)	(8,263)
	(94,426)	(29,388)	(17,718)	967

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	7,711	(4,662)	(18,210)	(18,483)
Net Increase (Decrease) in Cash and Cash Equivalents	49,306	67,165	(21,896)	(46,789)

Cash and Cash Equivalents - Beginning of Year	258,520	191,355	213,251	238,144
Cash and Cash Equivalents - End of Year	$307,826	$258,520	$191,355	$191,355

Supplemental Cash Flow Information:
Cash paid for interest	$27,441	$27,679	$28,075	$26,638
Cash paid for taxes	51,078	24,803	43,543	34,550

Supplemental Non-cash Investing and Financing Activities:
Capital asset and lease obligation additions	$4,010	$11,260	$-	$-

See Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders’ Equity and

Noncontrolling Interests

In Thousands, Except Per Share Amounts

			Eleven
			Months
	Twelve Months Ended		Ended
	2017	2016	2015

Esterline Shareholders' Equity
Common Stock, Par Value $.20 Per Share
Beginning of year	$6,513	$6,476	$6,425
Shares issued under employee stock plans	110	37	51
End of year	6,623	6,513	6,476

Additional Paid-in Capital
Beginning of year	702,610	682,479	655,723
Shares issued under employee stock plans	26,727	6,669	15,985
Cumulative effect of change in accounting principle	(855)	-	-
Share-based compensation expense	9,847	13,462	10,771
End of year	738,329	702,610	682,479

Treasury Stock
Beginning of year	(308,514)	(289,780)	(30,262)
Shares repurchased	-	(18,734)	(259,518)
End of year	(308,514)	(308,514)	(289,780)

Retained Earnings
Beginning of year	1,548,805	1,447,120	1,387,508
Cumulative effect of change in accounting principle	855	-	-
Net earnings	117,387	101,685	59,612
End of year	1,667,047	1,548,805	1,447,120

Accumulated Other Comprehensive Income (Loss)
Beginning of year	(348,857)	(308,828)	(131,577)
Change in fair value of derivative financial instruments, net of tax (expense) benefit of $(4,969), $(4,959) and $2,147	13,047	13,435	(6,616)
Change in pension and post-retirement obligations, net of tax (expense) benefit of $(11,848), $6,029 and $3,703	22,716	(10,593)	(5,796)
Foreign currency translation adjustment	46,216	(42,871)	(164,839)
End of year	(266,878)	(348,857)	(308,828)
Total Esterline Shareholders' Equity	1,836,607	1,600,557	1,537,467

Noncontrolling Interests
Beginning of year	10,574	10,324	10,183
Net changes in equity attributable to noncontrolling interests	(53)	250	141
End of year	10,521	10,574	10,324
Total Shareholders' Equity	$1,847,128	$1,611,131	$1,547,791

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

Concentration of Risks

The Company’s products are principally focused on the aerospace and defense industry, which includes military and commercial aircraft original equipment manufacturers and their suppliers, commercial airlines, and the United States and foreign governments.  Sales directly to the U.S. government or indirectly through subcontractors to the U.S. government account for approximately 21% and 18% of sales in fiscal 2017 and 2016, respectively.  In addition, approximately 40% of our sales in fiscal 2017 were from the commercial aerospace market.  Accordingly, the Company’s current and future financial performance is dependent on the economic condition of the aerospace and defense industry.  The commercial aerospace and defense markets have historically been subject to cyclical downturns during periods of weak economic conditions or material changes arising from domestic or international events.  Management believes that the Company’s sales are balanced across its customer base, which includes not only aerospace and defense customers but also medical and industrial commercial customers.

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

Research and Development

Expenditures for internally-funded research and development are expensed as incurred.  Customer-funded research and development projects performed under contracts are accounted for as work-in-process as work is performed and recognized as cost of sales and sales under the proportional performance method.  Research and development expenditures are net of government assistance and tax subsidies, which are not contingent upon paying income tax.  In addition, government assistance for research and development is recorded as a reduction of research and development expense when repayment royalties are contingent upon sales generated directly from the funded research and development.  If reimbursement is not tied directly to sales generated from the funded research and development, the assistance is accounted for as a loan until the criteria for forgiveness have been met.

Financial Instruments

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, foreign currency forward contracts, and from time to time interest rate swap agreements.  The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments.  The fair market value of the Company’s long-term debt and short-term borrowings was estimated at $794.9 million and $870.5 million at the end of fiscal 2017 and 2016, respectively.  These estimates were derived using discounted cash flows with interest rates and quoted market prices currently available to the Company for issuance of debt with similar terms and remaining maturities.

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

The Company’s policy is to hedge a portion of its forecasted transactions and a portion of its net monetary assets including the embedded derivatives in its backlog using forward exchange contracts in general, with maturities up to 24 months.  These forward contracts have been designated as cash flow hedges.  The portion of the net gain or loss on a derivative instrument that is effective as a hedge is reported as a component of other comprehensive income in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings.  The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately.  If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings.  The amount of hedge ineffectiveness has not been material in any of the three fiscal periods ended September 29, 2017.  At September 29, 2017, and September 30, 2016, the notional value of foreign currency forward contracts accounted for as a cash flow hedge was $292.1 million and $308.2 million, respectively.  The notional value of the Company’s foreign currency forward contracts include $70 million related to the hedge of a portion of its net monetary assets including the embedded derivatives in our backlog at both September 29, 2017, and September 30, 2016, respectively.  The fair value of these contracts was an asset of $13.5 million and a liability of $4.9 million at September 29, 2017, and September 30, 2016, respectively.  The Company does not enter into any forward contracts for trading purposes.

In April 2015 the Company issued €330.0 million in 3.625% Senior Notes due April 2023 (2023 Notes) and requiring semi-annual interest payments in April and October each year until maturity.  The Company designated the 2023 Notes and accrued interest as a hedge of the investment in certain foreign business units.  The foreign currency gain or loss that is effective as a hedge is reported as a component of other comprehensive income (loss) in shareholders’ equity.  To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings.  There was no ineffectiveness since inception of the hedge.

Depending on the interest rate environment, the Company may enter into interest rate swap agreements to convert the variable interest rates on notes payable to fixed interest rates.

Foreign Currency Translation

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on year-end exchange rates.  Revenue and expense accounts are translated at average exchange rates.  Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in shareholders’ equity as a component of comprehensive income.  Accumulated loss on foreign currency translation adjustment was $222.6 million, $268.8 million, and $226.0 million as of the fiscal year ended September 29, 2017, September 30, 2016, and October 2, 2015, respectively.

Foreign Currency Transaction Gains and Losses

Foreign currency transaction gains and losses are included in results of operations and are primarily the result of revaluing assets and liabilities denominated in a currency other than the functional currency, the impact of changes in exchange rates, gains and losses on forward exchange contracts, and the change in value of foreign currency embedded derivatives in backlog.  These foreign currency transactions resulted in an $11.9 million loss in fiscal 2017, a $19.8 million loss in fiscal 2016, and a $1.3 million gain in fiscal 2015.

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

Property, Plant and Equipment, and Depreciation

Property, plant and equipment is carried at cost and includes expenditures for major improvements.  Depreciation is generally provided on the straight-line method based upon estimated useful lives ranging from 15 to 30 years for buildings and 3 to 10 years for machinery and equipment.  Depreciation expense was $58.2 million, $49.5 million, and $50.7 million for fiscal 2017, 2016, and 2015, respectively.  Depreciation expense included in discontinued operations was $0.7 million in fiscal 2015.  Assets under capital leases were $50.5 million, $48.2 million, and $40.7 million for fiscal 2017, 2016, and 2015, respectively.  Amortization expense of assets accounted for as capital leases is included with depreciation expense.  The fair value of liabilities related to the retirement of property is recorded when there is a legal or contractual obligation to incur asset retirement costs and the costs can be estimated.  The Company records the asset retirement cost by increasing the carrying cost of the underlying property by the amount of the asset retirement obligation.  The asset retirement cost is depreciated over the estimated useful life of the underlying property.

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

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year.  Diluted earnings per share also includes the dilutive effect of stock options and restricted stock units.  Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 637,800, 602,900, and 409,050 for fiscal 2017, 2016, and 2015, respectively.  The weighted average number of shares outstanding used to compute basic earnings per share was 29,767,000, 29,490,000, and 30,729,000 for fiscal 2017, 2016, and 2015, respectively.  The weighted average number of shares outstanding used to compute diluted earnings per share was 30,003,000, 29,764,000, and 31,215,000 for fiscal 2017, 2016, and 2015, respectively.

Recent Accounting Pronouncements

In March 2017 the Financial Accounting Standards Board (FASB) issued new guidance on the presentation of the net periodic cost of postretirement benefit programs. The new standard requires sponsors of defined benefit postretirement plans to present the non-service cost components of net periodic benefit cost separate from the service cost component on the income statement. The new standard also requires that the non-service cost components of net periodic benefit cost no longer be capitalized within assets. The Company is evaluating the effect the standard will have on the Company’s consolidated financial statements and related disclosures beyond the change in income statement presentation. This new standard is effective for the Company in fiscal year 2019, with early adoption permitted.

In January 2017 the FASB issued new guidance regarding the goodwill impairment test.  The new guidance eliminates the Step 2 valuation test when evaluating goodwill for impairment.  The new guidance requires that an entity performs its annual or interim goodwill test by comparing the fair value of the reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.  The guidance will be effective for the Company in fiscal year 2021, with early adoption permitted.

In October 2016 the FASB issued new guidance regarding income taxes.  The new guidance will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current Generally Accepted Accounting Principles (GAAP) in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.  The guidance will be effective for the company in fiscal year 2019, with early adoption permitted.

In August 2016 the FASB issued new guidance addressing how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.  The guidance will be effective for the Company in fiscal year 2019, with early adoption permitted.

In June 2016 the FASB issued a new standard on the measurement of credit losses, which will impact the Company’s measurement of trade receivables. The new standard replaces the current incurred loss model with a forward-looking expected loss model that is likely to result in earlier recognition of losses.  The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.  The new standard is effective for the Company in 2021, with early adoption permitted, but not earlier than 2020.

In March 2016 the FASB issued new guidance simplifying certain aspects of accounting for share-based payments.  The key provision of the new standard requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than in equity.  The Company adopted the new guidance in fiscal 2017, which resulted in a $2.3 million benefit to income tax expense and a favorable impact to operating cash flows of $2.3 million.  The Company has also elected to account for forfeitures as they occur, rather than estimate expected forfeitures, which resulted in a positive cumulative effect on retained earnings of $0.9 million and a reduction of additional paid-in capital of $0.9 million.

In February 2016 the FASB issued a new lease accounting standard, which provides revised guidance on accounting for lease arrangements by both lessors and lessees.  The central requirement of the new standard is that lessees must recognize lease-related assets and liabilities for all leases with a term longer than 12 months.  The Company is evaluating the effect the standard will have on the Company’s consolidated financial statements and related disclosures.  The new standard is effective for the Company in fiscal year 2020, with early adoption permitted.

In November 2015 the FASB issued new guidance requiring all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet instead of separating those balances into current and noncurrent amounts. The new guidance is effective for the Company in fiscal year 2018, with early adoption permitted.  The Company adopted this guidance prospectively on April 1, 2016, and reclassified the current portion of net deferred tax assets and liabilities to net noncurrent deferred tax assets and liabilities.  No prior periods were retrospectively adjusted.

In May 2014 the FASB issued a comprehensive new revenue recognition standard that effectively replaces all current guidance on the topic.  The guidance permits the use of either a retrospective or a cumulative effect transition method.

The Company has performed a review of the new guidance as compared to the Company’s current accounting practices.  The Company has reviewed a representative sample of contracts and other agreements with customers and evaluated the provisions contained within these agreements compared with the amended guidance.

This amended guidance is expected to change the revenue recognition practices for a number of revenue streams across our businesses; the most significant will be for certain U.S. government contracts and certain other contracts that meet one or more of the mandatory criteria, which will move revenue recognition from a “point-in-time” basis to an “over-time” basis.  The on-going effect of recording revenue on an “over-time” basis is not expected to be materially different than under the historical guidance.

The amended guidance is also expected to change the recognition of certain development costs that are contractually guaranteed for reimbursement by our customers.  Contractually guaranteed reimbursements for development efforts are currently recognized as the development activities are performed. Under the amended guidance, the contractually guaranteed reimbursement specific to the development effort will be deferred as a contract liability and recognized as revenue when future products are delivered to the customer in cases where the Company does not transfer all intellectual property rights related to the development effort to the customer or does not have an enforceable right to payment for performance completed to date.  The costs associated with development effort under an arrangement with contractually guaranteed reimbursement will also be deferred, up to the amount reimbursed, and recognized through cost of goods sold as products are delivered to the customer.  The on-going effect of deferring contractually guaranteed reimbursements and the related costs until products are delivered to the customer is not expected to be materially different than under the historical guidance.

The new standard also significantly enhances required disclosures regarding revenue and related assets and liabilities.  The Company is in the process of implementing changes to business processes, systems and internal controls required to adopt the new accounting standard.

The updated standard becomes effective for the Company in the first quarter of fiscal 2019, with early adoption permitted.  The Company expects to apply the standard using the cumulative effect transition basis, with a cumulative effect adjustment recognized at the beginning of fiscal year 2019.

NOTE 2:  Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the best estimate of probable losses inherent in the accounts receivable balance and is based on known past due accounts, historical experience and other currently available evidence.  Activity in the allowance for doubtful accounts was as follows:

In Thousands	2017	2016	2015

Beginning balance	$17,028	$10,050	$10,023
Charged to expense	1,647	9,690	1,502
Other [1]	-	-	378
Write-offs	(2,640)	(2,712)	(1,853)
	$16,035	$17,028	$10,050

1  Other includes balances acquired and balances reclassified to assets held for sale.

NOTE 3:  Inventories

Inventories at the end of fiscal 2017 and 2016 consisted of the following:

In Thousands	2017	2016

Raw materials and purchased parts	$194,758	$177,069
Work in progress	171,551	158,671
Inventory costs under long-term contracts	10,648	12,844
Finished goods	105,744	101,622
	$482,701	$450,206

NOTE 4:  Goodwill

The following table summarizes the changes in goodwill by segment for fiscal 2017 and 2016:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Balance, October 2, 2015	$450,599	$387,707	$203,685	$1,041,991
Goodwill adjustments	(1,732)	-	-	(1,732)
Foreign currency translation adjustment	(6,073)	(2,140)	(7,379)	(15,592)
Balance, September 30, 2016	442,794	385,567	196,306	1,024,667

Foreign currency translation adjustment	13,224	14,266	1,416	28,906
Balance, September 29, 2017	$456,018	$399,833	$197,722	$1,053,573

NOTE 5:  Intangible Assets

Intangible assets at the end of fiscal 2017 and 2016 were as follows:

In Thousands		2017		2016
	Weighted	Gross		Gross
	Average Years	Carrying	Accum.	Carrying	Accum.
	Useful Life	Amount	Amort.	Amount	Amort.
Amortized Intangible Assets:
Programs	16	$625,470	$339,920	$607,276	$293,223
Core technology	12	15,926	13,123	15,926	11,778
Patents and other	12	89,736	60,335	86,286	51,250
Total		$731,132	$413,378	$709,488	$356,251

Indefinite-lived Intangible Assets:
Trademarks		$41,412		$39,798

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

Amortization of intangible assets from continuing operations was $44.2 million, $49.4 million, and $44.0 million in fiscal 2017, 2016, and 2015, respectively.  Amortization of intangible assets related to discontinued operations was $1.2 million in fiscal 2015.

Estimated amortization expense related to intangible assets for each of the next five fiscal years is as follows:

In Thousands

Fiscal Year

2018	$45,953
2019	45,076
2020	42,941
2021	41,555
2022	35,355

NOTE 6:  Accrued Liabilities

Accrued liabilities at the end of fiscal 2017 and 2016 consisted of the following:

In Thousands	2017	2016

Payroll and other compensation	$120,428	$107,132
Commissions	4,442	5,901
Casualty and medical	16,067	14,933
Interest	6,592	6,397
Warranties	14,689	13,365
State and other tax accruals	5,222	4,737
Customer deposits	20,593	22,302
Deferred revenue	18,269	26,618
Contract reserves	5,109	8,822
Forward foreign exchange contracts	4,387	12,036
Litigation reserves	1,454	4,006
Environmental reserves	645	646
Deferred rent	1,645	1,925
Other	10,068	9,343
	$229,610	$238,163

Accrued liabilities are recorded to reflect the Company’s contractual obligations relating to warranty commitments to customers.  Warranty coverage of various lengths and terms is provided to customers depending on standard offerings and negotiated contractual agreements.  An estimate for warranty expense is recorded at the time of sale based on the length of the warranty, historical warranty return rates and repair costs.

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

In Thousands	2017	2016

Balance, beginning of year	$13,365	$14,658
Warranty costs incurred	(1,875)	(2,423)
Product warranty accrual	4,658	6,850
Release of reserves	(1,907)	(5,700)
Foreign currency translation adjustment	448	(20)
Balance, end of year	$14,689	$13,365

NOTE 7:  Retirement Benefits

Approximately 40% of U.S. employees have a defined benefit earned under the Esterline pension plan.

Under the Esterline defined benefit plan, pension benefits are earned under a cash balance formula with annual pay credits ranging from 2% to 6% effective January 1, 2003.  Prior to 2003, pension benefits are based on years of service and five-year average compensation for the highest five consecutive years’ compensation during the last ten years of employment.  Participants elected either to continue earning benefits under the prior plan formula or to earn benefits under the cash balance formula.  Effective January 1, 2003, all new participants are enrolled in the cash balance formula.  Esterline also has an unfunded supplemental retirement plan for key executives providing for periodic payments upon retirement.

CMC sponsors defined benefit pension plans and other retirement benefit plans for its employees in Canada.  Pension benefits are based upon years of service and final average salary.  Other retirement benefit plans are non-contributory health care and life insurance plans.

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

The accumulated benefit obligation and projected benefit obligation for Esterline’s U.S. plans are $309.2 million and $321.2 million, respectively, with plan assets of $294.4 million as of September 29, 2017.  The underfunded status for the Esterline plans is $26.8 million at September 29, 2017, of which $22.4 million is for the unfunded supplemental retirement plan for key executives.  Contributions to the Esterline non-qualified plans totaled $1.4 million both in fiscal 2017 and 2016.  There is no funding requirement for fiscal 2018 for the qualified U.S. pension plans maintained by Esterline.

The accumulated benefit obligation and projected benefit obligation for the CMC plans are $137.5 million and $138.5 million, respectively, with plan assets of $140.2 million as of September 29, 2017.  The funded status for these CMC plans is $1.7 million at September 29, 2017.  Contributions to the CMC plans totaled $3.5 million and $5.6 million in fiscal 2017 and 2016, respectively.  The expected funding requirement for fiscal 2018 for the CMC plans is $3.9 million.

The accumulated benefit obligation and projected benefit obligation for the other non-U.S. plans are $39.3 million and $49.6 million, respectively, with plan assets of $23.0 million as of September 29, 2017.  The underfunded status for these other non-U.S. plans is $26.6 million at September 29, 2017.  Contributions to the other non-U.S. plans totaled $1.8 million and $5.0 million in fiscal 2017 and 2016, respectively.  The expected funding requirement for fiscal 2018 for the other non-U.S. plans is $1.0 million.

Principal assumptions of the Esterline, CMC and other non-U.S. plans are as follows:

	Esterline U.S.		CMC		Other Non-U.S.
	Defined Benefit		Defined Benefit		Defined Benefit
	Pension Plans		Pension Plans		Pension Plans
	2017	2016	2017	2016	2017	2016
Principal assumptions as of year end:
Discount rate	3.75%	3.60%	3.76%	3.22%	1.40 - 8.75%	0.90 - 7.75%
Rate of increase in future compensation levels	4.48%	4.28%	2.75%	2.75%	2.96 - 10.29%	2.96 - 10.13%
Assumed long-term rate of return on plan assets	7.00%	7.00%	5.19%	5.66%	3.25 - 8.25%	3.25 - 8.00%

	Esterline U.S.		CMC
	Post-Retirement		Post-Retirement
	Pension Plans		Pension Plans
	2017	2016	2017	2016
Principal assumptions as of year end:
Discount rate	3.75%	3.60%	3.51%	3.16%
Initial weighted average health care trend rate	6.00%	6.00%	5.80%	6.00%
Ultimate weighted average health care trend rate	6.00%	6.00%	4.10%	4.20%

The Company uses discount rates developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments.  Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points, pension liabilities in total would have decreased $13.7 million or increased $14.4 million, respectively.  If all other assumptions are held constant, the estimated effect on fiscal 2017 pension expense from a hypothetical 25 basis points increase or decrease in both the discount rate and expected long-term rate of return on plan assets would not have a material effect on our pension expense.  Management is not aware of any legislative or other initiatives or circumstances that will significantly impact the Company’s pension obligations in fiscal 2018.

The assumed health care trend rate can have a significant impact on the Company’s post-retirement benefit obligations.  The Company’s health care trend rate was based on the experience of its plans and expectations for the future.  A 100 basis points increase in the health care trend rate would increase the post-retirement benefit obligation by $1.4 million.  A 100 basis points decrease in the health care trend rate would decrease the post-retirement benefit obligation by $1.2 million.  Assuming all other assumptions are held constant, the estimated effect on fiscal 2016 post-retirement benefit expense from a hypothetical 100 basis points increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

Plan assets are invested in a diversified portfolio of equity and debt securities consisting primarily of common stocks, bonds and government securities.  The objective of these investments is to maintain sufficient liquidity to fund current benefit payments and achieve targeted risk-adjusted returns.  Management periodically reviews allocations of plan assets by investment type and evaluates external sources of information regarding the long-term historical returns and expected future returns for each investment type, and accordingly, the 3.25% to 8.25% assumed long-term rate of return on plan assets is considered to be appropriate.  Allocations by investment type are as follows:

		Actual
	Target	2017	2016
Plan assets allocation as of fiscal year end:
Equity securities	35 - 70%	58.4%	56.4%
Debt securities	30 - 65%	35.3%	37.1%
Cash	0%	6.3%	6.5%
Total		100.0%	100.0%

The following table presents the fair value of the Company’s Pension Plan assets as of September 29, 2017, by asset category segregated by level within the fair value hierarchy, as described in Note 8.

In Thousands	Fair Value Hierarchy
	Level 1	Level 2	Total
Asset category:
Equity Funds:
Registered Investment Company Funds - U.S. Equity	$113,997	$-	$113,997
U.S. Equity Securities	54,640	-	54,640
Non-U.S. Equity Securities	50,395	-	50,395
Commingled Trust Funds - Non-U.S. Securities	-	48,377	48,377
Fixed Income Securities:
Commingled Trust Funds - Fixed Income	-	83,387	83,387
Non-U.S. Foreign Commercial and Government Bonds	-	77,931	77,931
Cash and Cash Equivalents	28,848	-	28,848
Total	$247,880	$209,695	$457,575

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

Net periodic pension cost for the Company’s defined benefit plans at the end of each fiscal year consisted of the following:

In Thousands	Defined Benefit			Post-Retirement
	Pension Plans			Benefit Plans
	2017	2016	2015	2017	2016	2015
Components of Net Periodic Cost
Service cost	$15,108	$12,861	$11,811	$385	$342	$359
Interest cost	15,553	18,095	16,159	335	473	464
Expected return on plan assets	(25,866)	(24,491)	(23,872)	-	-	-
Settlement	21	2	3,522	-	-	-
Amortization of prior service cost	490	487	404	(5)	(17)	(63)
Amortization of actuarial (gain) loss	7,643	6,590	5,165	-	-	-
Net periodic cost (benefit)	$12,949	$13,544	$13,189	$715	$798	$760

The funded status of the defined benefit pension and post-retirement plans at the end of fiscal 2017 and 2016 were as follows:

In Thousands	Defined Benefit		Post-Retirement
	Pension Plans		Benefit Plans
	2017	2016	2017	2016
Benefit Obligations
Beginning balance	$505,298	$453,283	$13,236	$12,187
Currency translation adjustment	9,340	268	665	26
Service cost	15,108	12,861	385	342
Interest cost	15,553	18,095	335	473
Plan participants contributions	318	376	-	-
Actuarial (gain) loss	(11,420)	44,136	(529)	738
Other adjustments	(1,254)	(859)	-	-
Benefits paid	(23,687)	(22,862)	(550)	(530)
Ending balance	$509,256	$505,298	$13,542	$13,236

Plan Assets - Fair Value
Beginning balance	$425,781	$389,461	$-	$-
Currency translation adjustment	8,170	341	-	-
Realized and unrealized gain (loss) on plan assets	41,566	45,817	-	-
Plan participants contributions	318	376	-	-
Company contribution	6,681	12,041	550	530
Other adjustments	-	1,466	-	-
Expenses paid	(1,254)	(859)	-	-
Benefits paid	(23,687)	(22,862)	(550)	(530)
Ending balance	$457,575	$425,781	$-	$-

Funded Status
Fair value of plan assets	$457,575	$425,781	$-	$-
Benefit obligations	(509,256)	(505,298)	(13,542)	(13,236)
Net amount recognized	$(51,681)	$(79,517)	$(13,542)	$(13,236)

Amount Recognized in the Consolidated Balance Sheet
Non-current asset	$4,267	$2,395	$-	$-
Current liability	(1,840)	(1,912)	(669)	(716)
Non-current liability	(54,108)	(80,000)	(12,873)	(12,520)
Net amount recognized	$(51,681)	$(79,517)	$(13,542)	$(13,236)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$78,713	$112,420	$476	$975
Prior service cost	2,593	2,951	-	-
Ending balance	$81,306	$115,371	$476	$975

The accumulated benefit obligation for all pension plans was $486.0 million at September 29, 2017, and $482.2 million at September 30, 2016.

Estimated future benefit payments expected to be paid from the pension and post-retirement benefit plans or from the Company’s assets are as follows:

In Thousands

Fiscal Year

2018	$28,083
2019	29,835
2020	31,087
2021	33,212
2022	33,715
2023 - 2027	180,157

Employees may participate in certain defined contribution plans.  The Company’s contribution expense under these plans totaled $10.1 million, $10.7 million, and $9.5 million in fiscal 2017, 2016, and 2015, respectively.  The Company contributes a matching amount that varies by participating company and employee group based on the first 6% of earnings contributed.  The three formulas used are:  25% of the first 6%; or 50% of the first 6%; or 100% of the first 2% and 50% on the next 4%.

In fiscal 2014 the Company offered vested terminated participants in the Esterline plan a one-time opportunity to elect a lump-sum payment from the plan in lieu of a lifetime annuity.  In the first fiscal quarter of 2015, the Company paid $16.6 million in lump-sum payments to vested terminated pension plan participants from the plan, which resulted in an actuarial settlement charge of $3.0 million.  During the remainder of fiscal 2015, an additional $1.4 million in lump-sum payments was distributed to cash balance participants under the ongoing terms of the plan, which resulted in an additional settlement charge of $0.5 million in fiscal 2015.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at the end of fiscal 2017 and 2016:

In Thousands	Level 2
	2017	2016
Assets:
Derivative contracts designated as hedging instruments	$13,932	$2,948
Derivative contracts not designated as hedging instruments	284	143
Embedded derivatives	746	2,485

Liabilities:
Derivative contracts designated as hedging instruments	$464	$7,828
Derivative contracts not designated as hedging instruments	2,440	6,720
Embedded derivatives	2,239	985

In Thousands	Level 3
	2017	2016
Assets:
Estimated value of assets held for sale	$19,835	$26,850

Liabilities:
Estimated value of liabilities held for sale	$8,908	$11,133

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

The Company’s Board of Directors previously approved a plan to sell certain non-core business units.  Based upon the estimated fair values, the Company adjusted the carrying value of the assets and liabilities of the businesses to fair value.  Principle assumptions used in measuring the estimated value of assets and liabilities held for sale included estimated selling price of the discontinued business, discount rates, industry growth rates, and pricing of comparable transactions in the market.

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements.  The Company does not have any derivative instruments with credit-risk-related contingent features or that required the posting of collateral as of September 29, 2017.  The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates.  These exposures arise primarily from purchases or sales of products and services from third parties.  Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies.  As of September 29, 2017, and September 30, 2016, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $406.9 million and $450.9 million, respectively.  These notional values consist primarily of contracts for the British pound sterling, Canadian dollar and European euro, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

Net Investment Hedge

In April 2015 the Company issued €330.0 million in 3.625% Senior Notes due April 2023 (2023 Notes) and requiring semi-annual interest payments in April and October each year until maturity.  The Company designated the 2023 Notes and accrued interest as a hedge of the investment in certain foreign business units.  The foreign currency gain or loss that is effective as a hedge is reported as a component of other comprehensive income (loss) in shareholders’ equity.  To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings.  There was no ineffectiveness since inception of the hedge.

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at the end of fiscal 2017 and 2016 consisted of:

In Thousands		Fair Value
	Classification	2017	2016
Foreign Currency Forward Exchange Contracts:
	Other current assets	$11,433	$1,757
	Other assets	2,783	1,334
	Accrued liabilities	2,506	11,168
	Other liabilities	398	3,380

Embedded Derivative Instruments:
	Other current assets	$604	$1,864
	Other assets	142	621
	Accrued liabilities	1,657	866
	Other liabilities	582	119

The effect of derivative instruments on the Consolidated Statement of Operations for fiscal 2017 and 2016 consisted of:

Fair Value Hedges

The Company recognized the following gains (losses) on contracts designated as fair value hedges:

In Thousands	2017	2016

Embedded derivatives:
Gain (loss) recognized in sales	$(1,709)	$(3,552)

Cash Flow Hedges

The Company recognized the following gains (losses) on contracts designated as cash flow hedges:

In Thousands	2017	2016

Foreign currency forward exchange contracts:
Gain (loss) recognized in AOCI (effective portion)	$26,326	$37,969
Gain (loss) reclassified from AOCI into sales	(8,310)	(19,575)

Net Investment Hedges

The Company recognized the following gains (losses) on contracts designated as net investment hedges:

In Thousands	2017	2016

2023 Notes and Accrued Interest:
Gain (loss) recognized in AOCI	$(19,016)	$(1,256)

During fiscal 2017 and 2016, the Company recorded a gain of $5.8 million and a loss of $6.1 million, respectively, on foreign currency forward exchange contracts that have not been designated as an accounting hedge.  These foreign currency exchange gains (losses) are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during fiscal 2017 and 2016.  In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during fiscal 2017 and 2016.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles.  The Company expects to reclassify approximately $10.9 million of net gain into earnings in fiscal year 2018.  The maximum duration of a foreign currency cash flow hedge contract at September 29, 2017, is 24 months.

NOTE 10:  Income Taxes

Income tax expense (benefit) from continuing operations for fiscal 2017, 2016 and 2015 consisted of:

In Thousands	2017	2016	2015

Current
U.S. Federal	$5,888	$14,959	$11,045
State	146	(852)	492
Foreign	39,453	30,314	24,131
	45,487	44,421	35,668

Deferred
U.S. Federal	2,555	(6,703)	(7,686)
State	1,160	2,060	(195)
Foreign	(10,274)	(17,243)	(8,831)
	(6,559)	(21,886)	(16,712)
Income tax expense	$38,928	$22,535	$18,956

U.S. and foreign components of earnings from continuing operations before income taxes for fiscal 2017, 2016 and 2015 were:

In Thousands	2017	2016	2015

U.S.	$47,623	$71,319	$43,592
Foreign	117,507	69,116	72,430
Earnings from continuing operations before income taxes	$165,130	$140,435	$116,022

Primary components of the Company’s deferred tax assets and liabilities at the end of the fiscal 2017 and 2016 resulted from temporary tax differences associated with the following:

In Thousands	2017	2016

Reserves and liabilities	$49,832	$53,119
Loss carryforwards	53,175	51,760
Tax credit carryforwards	40,440	34,836
Employee benefits	12,720	13,853
Retirement benefits	14,907	22,703
Non-qualified stock options	10,937	13,571
Hedging activities	-	3,350
Other	3,940	1,003
Total deferred tax assets	185,951	194,195
Less valuation allowance	(45,601)	(42,976)
Total deferred tax assets, net of valuation allowance	140,350	151,219

Depreciation and amortization	(6,503)	(7,456)
Intangibles and amortization	(111,196)	(116,620)
Deferred costs	(5,668)	(3,907)
Hedging activities	(2,450)	-
Other	(3,156)	(1,625)
Total deferred tax liabilities	(128,973)	(129,608)
Net deferred tax assets (liabilities)	$11,377	$21,611

The Company operates in numerous taxing jurisdictions and is subject to regular examinations by various U.S. federal, state and foreign jurisdictions.  Additionally, the Company assumed tax liabilities and the rights to tax refunds in connection with various acquisitions and divestitures of businesses in prior years.  The Company’s income tax positions are based on research and interpretations of income tax laws and rulings in each of the jurisdictions in which the Company does business.  Due to the subjectivity and complexity of the interpretations of the tax laws and rulings in each jurisdiction, the differences and interplay in the tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities and assets may differ from actual payments, assessments or refunds.

Management believes that it is more likely than not that the Company will realize the benefit of most of its deferred tax assets.  Significant factors management considered in determining the probability of the realization of the deferred tax assets include expected future earnings and the reversal of deferred tax liabilities.  Accordingly, no valuation allowance has been recorded on the deferred tax assets other than certain tax credits, capital losses and net operating losses.  The U.S. federal capital loss carryforward will begin to expire in fiscal 2020 if not utilized.  The foreign net operating loss can be carried forward indefinitely.  The majority of the tax credit carryforwards can be carried forward indefinitely.

U.S. and various state and foreign income tax returns are open to examination, and presently there are foreign and state income tax returns under examination.  Such examinations could result in challenges to tax positions taken, and accordingly, the Company may record adjustments to provisions based on the outcomes of such matters.  However, the Company believes that the resolution of these matters, after considering amounts accrued, will not have a material adverse effect on its consolidated financial statements.

The incremental tax benefit received by the Company upon exercise of non-qualified employee stock options was $2.1 million, $0.6 million, and $2.0 million in fiscal 2017, 2016, and 2015, respectively.

A reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate for fiscal 2017, 2016 and 2015 was as follows:

	2017	2016	2015

U.S. statutory income tax rate	35.0%	35.0%	35.0%
Foreign taxes	-1.4%	-9.8%	-10.7%
Difference in foreign tax rates	-4.0%	-4.3%	-5.2%
Change in foreign tax rates and laws	-2.7%	0.0%	0.0%
Research & development credits	-3.2%	-5.0%	-5.1%
Non-deductible under consent agreement	0.0%	0.0%	2.2%
Domestic manufacturing deduction	-0.4%	-1.1%	-0.7%
Net change in tax reserves	-0.3%	-0.6%	-0.2%
State income taxes	1.1%	0.2%	0.2%
Other, net	-0.5%	1.6%	0.8%
Effective income tax rate	23.6%	16.0%	16.3%

The increase in the year-over-year effective tax rate for fiscal 2017 is primarily attributable to the foreign tax law change that limits the interest expense deduction.  The increase is partially offset by the French tax law change that reduced its corporate income tax rate.

No provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries, since such earnings are considered indefinitely reinvested.  The amount of undistributed foreign earnings which are considered to be indefinitely reinvested at September 29, 2017, is approximately $669.1 million.  Furthermore, the Company determined it was not practical to estimate the deferred taxes on these earnings.  The amount of deferred income taxes is not practical to compute due to the complexity of the Company’s international holding company structure, layers of regulatory requirements that have to be evaluated to determine the amount of allowable dividends, numerous potential repatriation scenarios that could be created to facilitate the repatriation of earnings to the U.S., and the complexity of computing foreign tax credits.

A reconciliation of the amount of unrecognized tax benefits for fiscal 2017, 2016 and 2015 is as follows:

In Thousands	2017	2016	2015

Unrecognized tax benefits as of the beginning of year	$6,626	$10,583	$11,227
Unrecognized gross benefit change:
Gross increase due to prior period adjustments	59	-	672
Gross decrease due to prior period adjustments	-	(475)	-
Gross increase due to current period adjustments	853	1,475	743
Gross decrease due to settlements with taxing authorities	-	(2,068)	-
Gross decrease due to a lapse of the statute of limitations	(1,490)	(2,889)	(2,059)
Total change in unrecognized gross benefit	(578)	(3,957)	(644)
Unrecognized tax benefits as of the end of the year	$6,048	$6,626	$10,583

Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$4,888	$6,626	$10,583

Statement of operations:
Total amount of interest income (expense) included in income tax expense	$33	$(308)	$(37)

Recognized in the statement of financial position:
Total amount of accrued interest included in income taxes payable	$616	$583	$891

During the next 12 months it is reasonably possible that approximately $1.4 million of previously unrecognized tax benefits related to operating losses and tax credits could decrease as a result of settlement of examinations and/or the expiration of statutes of limitations.  The Company recognizes interest related to unrecognized tax benefits in income tax expense.

The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Years No Longer
Tax Jurisdiction	Subject to Audit

U.S. Federal	2013 and prior
Belgium	2015 and prior
Canada	2008 and prior
France	2012 and prior
United Kingdom	2014 and prior

NOTE 11:  Debt

Long-term debt at the end of fiscal 2017 and 2016 consisted of the following:

In Thousands	2017	2016

U.S. credit facility	$50,000	$155,000
U.S. Term Loan, due April 2020	225,000	237,500
3.625% Senior Notes, due April 2023	389,862	370,920
Government refundable advances	45,549	44,994
Debt issuance costs	(4,654)	(5,609)
Obligation under capital leases	71,091	67,765
	776,848	870,570
Less current maturities	17,424	16,774
Carrying amount of long-term debt	$759,424	$853,796

U.S. Credit Facility

On April 9, 2015, the Company amended the secured credit facility to extend the expiration to April 9, 2020, increase the revolving credit facility to $500 million, and provide for a delayed-draw term loan facility of $250 million.  The Company recorded $2.3 million in debt issuance costs.  The credit facility is secured by substantially all the Company’s assets, and interest is based on standard inter-bank offering rates.  The interest rate ranges from LIBOR plus 1.25% to LIBOR plus 2.00%, depending on the leverage ratios at the time the funds are drawn.  At September 29, 2017, the Company had $50.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.50%, which was 2.74%.  An additional $27.5 million of unsecured foreign currency credit facilities have been extended by foreign banks for a total of $527.5 million available companywide.  Available credit under the above credit facilities was $461.6 million at fiscal 2017 year end, when reduced by outstanding borrowings of $50.0 million and letters of credit of $15.9 million.

U.S. Term Loan, due April 2020

On August 3, 2015, the Company borrowed $250 million under the delayed-draw term loan provided for under the amended credit facility (U.S. Term Loan, due 2020).  The interest rate on the U.S. Term Loan, due 2020, ranges from LIBOR plus 1.25% to LIBOR plus 2.00%, depending on the leverage ratios at the time the funds are drawn.  At September 29, 2017, the interest rate was LIBOR plus 1.50%, which equaled 2.74%.  The loan amortizes at 1.25% of the original principal balance quarterly through March 2020, with the remaining balance due in April 2020.

3.625% Senior Notes, due April 2023

In April 2015 TA Mfg. Limited, a wholly owned subsidiary, issued €330.0 million in 3.625% Senior Notes, due April 2023 (2023 Notes) requiring semi-annual interest payments in April and October of each year until maturity.  The net proceeds from the sale of the notes, after deducting $5.9 million of debt issuance costs, were $350.8 million.  The 2023 Notes are general unsecured senior obligations of the Company.  The 2023 Notes are unconditionally guaranteed on a senior basis by the Company and certain subsidiaries of the Company that are guarantors under the Company’s existing secured credit facility.  The 2023 Notes are subject to redemption at the option of the Company at any time prior to April 15, 2018, at a price equal to 100% of the principal amount, plus any accrued interest to the date of redemption and a make-whole provision.  The Company may also redeem up to 35% of the 2023 Notes before April 15, 2018, with the net cash proceeds from equity offerings.  The 2023 Notes are also subject to redemption at the option of the Company, in whole or in part, on or after April 15, 2018, at redemption prices starting at 102.719% of the principal amount plus accrued interest during the period beginning April 15, 2018, and declining annually to 100% of principal and accrued interest on or after April 15, 2021.

Based on quoted market prices, the fair value of the Company’s 2023 Notes was $403.2 million and $365.3 million as of September 29, 2017, and September 30, 2016, respectively.  The carrying amounts of the secured credit facility and the U.S. Term

Loan, due 2020, approximate fair value.  The estimate of fair value for the 2023 Notes was based on Level 2 inputs as defined in the fair value hierarchy.

In connection with the redemption of debt in fiscal 2015, the Company incurred an $8.75 million redemption premium and wrote off $2.7 million in unamortized debt issuance costs as a loss on extinguishment of debt.

Government Refundable Advances

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation based at our Canadian operation, CMC.  The repayment of this advance is based on year-over-year commercial aviation revenue growth at CMC beginning in 2014.  Imputed interest on the advance was 2.5% at September 29, 2017.  The debt recognized was $45.5 million and $45.0 million as of September 29, 2017, and September 30, 2016, respectively.

Obligation Under Capital Lease

The Company leases building and equipment under capital leases.  The present value of the minimum capital lease payments, net of the current portion, totaled $69.0 million as of September 29, 2017.

As of September 29, 2017, aggregate annual maturities of long-term debt and future non-cancelable minimum lease payments under capital lease obligations were as follows:

In Thousands

Fiscal Year
2018	$23,374
2019	20,221
2020	260,854
2021	12,065
2022	12,522
2023 and thereafter	525,484
Total	854,520

Less: debt issuance costs	4,654
amount representing interest on capital leases	73,018
Total long-term debt	$776,848

A number of underlying agreements contain various covenant restrictions which include maintenance of net worth, payment of dividends, interest coverage, and limitations on additional borrowings.  The Company was in compliance with these covenants at September 29, 2017.

NOTE 12:  Commitments and Contingencies

Rental expense for operating leases for engineering, selling, administrative and manufacturing totaled $17.7 million, $19.0 million and $18.6 million in fiscal 2017, 2016, and 2015, respectively.

At September 29, 2017, the Company’s rental commitments for noncancelable operating leases with a duration in excess of one year were as follows:

In Thousands

Fiscal Year
2018	$13,382
2019	10,334
2020	8,194
2021	5,872
2022	5,004
2023 and thereafter	9,021
Total	$51,807

The Company is subject to purchase obligations for goods and services.  The purchase obligations include amounts under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery.  As of September 29, 2017, the Company’s purchase obligations were as follows:

In Thousands		Less than	1‒3	4‒5	After 5
	Total	1 year	years	years	years

Purchase obligations	$666,071	$642,422	$22,555	$1,094	$-

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

In March 2014 the Company entered into a Consent Agreement with the DTCC to resolve alleged ITAR civil violations.  Among other things, the Consent Agreement required the Company to pay a $20 million penalty, of which $10 million was suspended and eligible for offset credit.  In fiscal 2016, the DTCC approved costs the Company incurred to implement compliance measures to fully offset the $10 million suspended payment.  The Consent Agreement was closed in fiscal 2017.

During fiscal 2015 the Company recognized a $15.7 million gain in other income and a $2.4 million reduction in interest expense upon the lapse of a statutory period related to a liability for a non-income tax position of an acquired company.  In addition, the Company incurred a $2.9 million loss in other income on foreign currency exchange resulting from the funding of the acquisition of Esterline Advanced Displays.

In fiscal 2016 the Company received a $5 million insurance recovery due to an energetic incident at one of our countermeasure operations, which occurred in the third quarter of fiscal 2016.  The Company received a $7.8 million insurance recovery from this incident in fiscal 2017.

Approximately 586 U.S.-based employees or 12% of total U.S.-based employees were represented by various labor unions.  The Company’s non-U.S. operations are subject to union and national trade union agreements and to local regulations governing employment.

NOTE 13:  Employee Stock Plans

The Company has three share-based compensation plans, which are described below.  The compensation cost that has been charged against income for those plans for fiscal 2017, 2016, and 2015 was $9.8 million, $13.5 million, and $10.8 million, respectively.  The total income tax benefit recognized in the income statement for the share-based compensation arrangement for fiscal 2017, 2016, and 2015 was $2.3 million, $3.6 million, and $2.7 million, respectively.

Employee Stock Purchase Plan

The Company offers an employee stock purchase plan to its employees.  The plan qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code.  Employees are eligible to participate through payroll deductions subject to certain limitations.

The plan has a safe harbor design where shares are purchased by participants at 95% of the fair market value on the purchase date and, therefore, compensation cost is not recorded.  During fiscal 2017, employees purchased 18,183 shares at a fair market value price of $94.16 per share.  As of September 29, 2017, deductions aggregating $0.5 million were accrued for the purchase of shares on December 15, 2017.

Employee Share-Save Scheme

The Company offers shares under its employee share-save scheme for U.K. employees.  This plan allows participants the option to purchase shares at 95% of the market price of the stock as of the beginning of the offering period.  The term of these options is three years.  At the end of fiscal 2017, the Company had reserved 136,770 shares for issuance under its employee share-save scheme for U.K. employees, leaving a balance of 450,400 shares available for issuance in the future.  The share-save scheme is not a “safe-harbor” design, and, therefore, compensation cost is recognized on this plan.

Under the employee share-save scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 11,338, 70,673 and 25,984 options in fiscal 2017, 2016, and 2015, respectively.  The weighted-average grant date fair value of options granted in fiscal 2017 was $24.61 per share.  During fiscal 2017, 1,764 options were exercised at a weighted average exercise price of $69.12.

The fair value of the awards under the employee share-save scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table.  The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect the time of grant.

	2017	2016	2015

Volatility	35.58%	33.21%	25.80%
Risk-free interest rate	1.75%	1.19%	0.93%
Expected life (years)	3	3	3
Dividends	0	0	0

Equity Incentive Plan

The Company also provides an equity incentive plan for officers and key employees.  At the end of fiscal 2017, the Company had 3,617,032 shares reserved for issuance to officers and key employees, of which 2,455,036 shares were available to be granted in the future.

Stock Options

The Board of Directors authorized the Compensation Committee to administer awards granted under the Company’s 2013 Equity Incentive Plan and to establish the terms of such awards.  Awards under the equity incentive plan may be granted to eligible employees of the Company over the 10-year period ending March 5, 2023.  Options granted generally become exercisable ratably over a period of four years following the date of grant and expire on the tenth anniversary of the grant.  Option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The weighted-average grant date fair value of the options granted in fiscal 2017 and 2016 was $32.72 per share and $35.69 per share, respectively.

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

	2017	2016	2015

Volatility	34.97 - 35.42%	33.06 - 40.52%	40.73 - 41.89%
Risk-free interest rate	1.98 - 2.51%	1.61 - 2.24%	1.43 - 2.00%
Expected life (years)	5 - 9	5 - 9	5 - 9
Dividends	0	0	0

The following table summarizes the changes in outstanding options granted under the Company’s equity incentive plan:

	2017		2016		2015
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Subject to	Exercise	Subject to	Exercise	Subject to	Exercise
	Option	Price	Option	Price	Option	Price
Outstanding, beginning of year	1,390,956	$72.09	1,358,921	$68.18	1,362,793	$60.16
Granted	242,200	81.60	221,200	90.16	203,200	107.34
Exercised	(492,968)	51.70	(112,790)	48.61	(182,322)	50.94
Forfeited/cancelled	(63,450)	93.63	(76,375)	89.56	(24,750)	74.73
Outstanding, end of year	1,076,738	$82.30	1,390,956	$72.09	1,358,921	$68.18
Exercisable, end of year	594,963	$76.66	918,706	$61.03	824,496	$55.58

The aggregate intrinsic value of the option shares outstanding and exercisable at September 29, 2017, was $13.2 million and $10.6 million, respectively.

The number of option shares vested or that were expected to vest at September 29, 2017, was 1.0 million and the aggregate intrinsic value was $12.9 million.  The weighted average exercise price and weighted average remaining contractual term of option shares vested or that were expected to vest at September 29, 2017, was $81.59 and 6.3 years, respectively.  The weighted-average remaining contractual term of option shares currently exercisable is 4.9 years as of September 29, 2017.

The table below presents stock activity related to stock options exercised in fiscal 2017 and 2016:

In Thousands	2017	2016

Proceeds from stock options exercised	$28,116	$8,175
Tax benefits related to stock options exercised	2,271	406
Intrinsic value of stock options exercised	19,223	3,195

Total unrecognized compensation expense for stock options that have not vested as of September 29, 2017, is $6.5 million, which will be recognized over a weighted average period of 1.9 years.  The total fair value of option shares vested during the year ended September 29, 2017, was $1.4 million.

The following table summarizes information for stock options outstanding at September 29, 2017:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Shares	Life (years)	Price	Shares	Price

$ 23.66 - 52.00	110,575	3.6	$48.13	110,575	$48.13
52.01 - 65.00	147,075	3.1	62.17	147,075	62.17
65.01 - 75.00	113,525	6.9	69.40	56,275	67.07
75.01 - 85.00	257,063	8.4	82.34	46,363	79.38
85.01 - 100.00	284,750	7.0	95.14	146,200	95.45
100.01 - 118.32	163,750	6.9	109.97	88,475	110.00

Restricted Stock Units

The Company granted 37,100 and 37,000 restricted stock units (RSUs) during fiscal 2017 and 2016, respectively.  The fair value of each RSU granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.  RSUs granted generally have a three-year cliff vesting schedule.

The following table summarizes the changes in RSUs granted under the Company’s equity incentive plan:

	2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested, beginning of year	99,778	$90.04	117,281	$85.95	103,971	$80.01
Granted	37,100	76.83	37,000	84.70	28,150	105.34
Vested	(44,420)	85.77	(48,053)	75.35	(12,740)	79.84
Forfeited/cancelled	(7,200)	91.71	(6,450)	94.58	(2,100)	88.99
Non-vested, end of year	85,258	$86.37	99,778	$90.04	117,281	$85.95

Total unrecognized compensation expense for RSUs that have not vested as of September 29, 2017, is $3.1 million, which will be recognized over a weighted average period of 1.5 years.

The table below presents stock activity related to RSUs vested in fiscal 2017 and 2016:

In Thousands	2017	2016

Tax benefits related to RSUs vested	$1	$162
Intrinsic value of RSUs vested	3,631	3,847

Performance Shares

The Company granted 43,650 and 56,275 performance share plan (PSP) shares during fiscal 2017 and 2016, respectively.  PSP shares will be paid out in shares of Esterline common stock at the end of the three year performance period.  The actual number of shares that will be paid out upon completion of the performance period is based on actual performance and may range from 0% to 300% of the target number of shares.

The following table summarizes the activity in the target PSP shares granted under the Company’s equity incentive plan:

	2017	2016	2015

Non-vested, beginning of year	89,275	34,700	-
Granted	43,650	56,275	36,800
Vested	-	-	-
Forfeited/cancelled	(12,775)	(1,700)	(2,100)
Non-vested, end of year	120,150	89,275	34,700

NOTE 14:  Shareholders’ Equity

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value).  At the end of fiscal 2017, there were no shares of preferred stock or serial preferred stock outstanding.

Changes in outstanding common shares are summarized as follows:

	2017	2016

Shares Outstanding
Shares issued, beginning of year	32,564,252	32,378,185
Shares issued under share-based compensation plans	553,221	186,067
Shares issued, end of year	33,117,473	32,564,252

Treasury stock purchased, beginning of year	(3,135,927)	(2,831,350)
Treasury stock purchased	-	(304,577)
Treasury stock purchased, end of year	(3,135,927)	(3,135,927)
Shares outstanding, end of year	29,981,546	29,428,325

On June 19, 2014, the Company’s Board of Directors approved a $200 million share repurchase program.  In March 2015, the Company’s Board of Directors approved an additional $200 million for the share repurchase program.  Under the program, the Company is authorized to repurchase up to $400 million of outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  Repurchases may be made in the open market or through private transactions, in accordance with SEC requirements.  The Company may enter into a Rule 10(b)5-1 plan designed to facilitate the repurchase of all or a portion of the repurchase amount.  The program does not require the Company to acquire a specific number of shares.  Common stock repurchased can be reissued, and accordingly, the Company accounts for repurchased stock under the cost method of accounting.  There were no shares repurchased in fiscal 2017.

The components of Accumulated Other Comprehensive Loss:

In Thousands	2017	2016

Unrealized gain (loss) on derivative contracts	$13,469	$(4,547)
Tax effect	(3,892)	1,077
	9,577	(3,470)

Pension and post-retirement obligations	(81,782)	(116,346)
Tax effect	27,956	39,804
	(53,826)	(76,542)

Currency translation adjustment	(222,629)	(268,845)
Accumulated other comprehensive loss	$(266,878)	$(348,857)

NOTE 15:  Acquisitions

On January 31, 2015, the Company acquired the defense, aerospace and training display business, or Esterline Advanced Displays (EAD), of Belgium-based Barco N.V. (Barco) for €150 million, or approximately $171 million, in cash before a working capital adjustment of approximately $15 million.  Acquisition related costs of $3.4 million were recognized as selling, general and administrative expense in fiscal 2015.  The EAD acquisition contributed $151.6 million, $155.7 million and $82.5 million in sales and $7.8 million and $2.6 million in operating earnings in fiscal 2017 and 2016, respectively and a $16.0 million in operating losses in fiscal 2015.  The Company financed the acquisition primarily using international cash reserves, with the balance funded by borrowings under its existing credit facility.  The EAD business develops and manufactures visualization solutions for a variety of demanding defense and commercial aerospace applications and is included in our Avionics & Controls segment.

NOTE 16:  Restructuring

On December 5, 2013, the Company announced the acceleration of its plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions.  Restructuring expense totaled $8.7 million in fiscal 2016 and $11.7 million in fiscal 2015.  The costs are mainly for exit and relocation of facilities, losses on the write off of certain property, plant and equipment, and severance.  There were no restructuring expenses in fiscal 2017.

NOTE 17:  Discontinued Operations

The Company’s Board of Directors previously approved the plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; a small distribution business; and a small manufacturing business. These businesses were not separate reporting units as defined under U.S. GAAP, and there was no indicator of impairment requiring an impairment test of their corresponding reporting units’ goodwill or these businesses’ long-lived assets.  Based upon the estimated fair values, the Company incurred an estimated after-tax loss of $2.9 million, $8.4 million and $30.8 million in fiscal 2017, 2016 and 2015, respectively, on the assets held for sale in discontinued operations.  Principle assumptions used in measuring the estimated after-tax loss included estimated selling price of the discontinued business, discount rates, industry growth rates, and pricing of comparable transactions in the market.  The additional losses on the assets were due to either the finalization of the selling prices of the assets disposed or to update the estimated fair values of the assets which continued to be held for sale.  The estimated fair values were impacted by current market conditions for the sale transactions based mainly upon the status of negotiations with the potential buyers.

On March 28, 2017, the Company sold a small manufacturing business for $0.6 million and a note receivable of $2.4 million, resulting in a gain on sale of the business of $0.8 million.  The note receivable is due March 28, 2021, with an interest rate of 2.05%.

On May 4, 2016, the Company sold certain assets of Wallop for 2.5 million British pounds and deferred compensation up to a maximum payment of 9 million British pounds.  In the definitive purchase and sale agreement for the sale of these assets, the Company provided standard representations and warranties as well as indemnification to the buyer of the Wallop operation.  The Company is obligated to indemnify the buyer for certain losses of up to 5.0 million British pounds, if, among other things, the Company breaches the representations and warranties.  Subsequent to September 29, 2017, the Company received notification of a claim from the buyer of the Wallop operation alleging breaches of representations and warranties primarily associated with defective products and late product deliveries.  Although a loss is possible, the amount of any loss related to this claim cannot be estimated at this time.  The Company does not expect the possible loss to have a material effect on the Company’s financial position.  The deferred compensation is payable based upon receipt of acceptable orders during a three-year period ending May 3, 2019, and is equal to the amount of the acceptable order times a specified percentage ranging from 26.5% to 31%.  The earn-out payment is estimated to be 5.6 million British pounds at September 29, 2017.

On June 5, 2015, the Company sold Eclipse for $7.9 million and retained ownership of the land, building and building improvements, which are held for sale.  In addition, on July 20, 2015, the Company sold PA&E for $22.3 million.

The Company recorded an expense related to environmental remediation at a previously sold business for which the Company provided indemnification of $0.9 million in fiscal 2017, $0.8 million in fiscal 2016, and $2.1 million in fiscal 2015.  The liability for this environmental obligation was $0.1 million and $0.8 million at September 29, 2017, and September 30, 2016, respectively.  Remediation costs paid in fiscal 2017, 2016, and 2015 were $1.6 million, $1.5 million and $2.0 million, respectively.

The results of discontinued operations for the last three years were as follows:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

2017
Net Sales	$4,964	$-	$-	$-	$4,964

Operating earnings (loss)	(447)	894	(8,259)	(895)	(8,707)
Tax expense (benefit)	(470)	-	(614)	(312)	(1,396)
Income (loss) from discontinued operations	$23	$894	$(7,645)	$(583)	$(7,311)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$320	$-	$(3,226)	$-	$(2,906)
Gain (loss) on sale of discontinued operations	793	-	-	-	793

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

2016
Net Sales	$17,572	$-	$5,222	$-	$22,794

Operating earnings (loss)	1,350	(379)	(15,761)	(788)	(15,578)
Tax expense (benefit)	1,487	(83)	(1,448)	(268)	(312)
Income (loss) from discontinued operations	$(137)	$(296)	$(14,313)	$(520)	$(15,266)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$(2,457)	$-	$(5,991)	$-	$(8,448)

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

2015 (Unaudited, Recast)
Net Sales	$47,603	$21,221	$14,407	$-	$83,231

Operating earnings (loss)	(24,004)	3,458	(22,424)	(2,261)	(45,231)
Tax expense (benefit)	(2,948)	814	(2,456)	(322)	(4,912)
Income (loss) from discontinued operations	$(21,056)	$2,644	$(19,968)	$(1,939)	$(40,319)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$(16,763)	$(622)	$(13,407)	$-	$(30,792)

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

2015
Net Sales	$40,835	$18,684	$12,883	$-	$72,402

Operating earnings (loss)	(24,591)	3,041	(17,588)	(2,120)	(41,258)
Tax expense (benefit)	(3,002)	626	(1,104)	(725)	(4,205)
Income (loss) from discontinued operations	$(21,589)	$2,415	$(16,484)	$(1,395)	$(37,053)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$(18,864)	$(229)	$(12,061)	$-	$(31,154)

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at September 29, 2017, are comprised of the following:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Total

Other current assets	$-	$-	$6,501	$6,501
Current Assets of Businesses Held for Sale	$-	$-	$6,501	$6,501

Net property, plant and equipment	$5,262	$-	$-	$5,262
Other assets	-	-	8,072	8,072
Non-Current Assets of Businesses Held for Sale	$5,262	$-	$8,072	$13,334

Accounts payable	$-	$-	$138	$138
Accrued liabilities	-	-	7,046	7,046
Current Liabilities of Businesses Held for Sale	$-	$-	$7,184	$7,184

Deferred income tax liabilities	$-	$-	$1,404	$1,404
Other liabilities	$-	$-	$320	$320
Non-Current Liabilities of Businesses Held for Sale	$-	$-	$1,724	$1,724

Net Assets of Businesses Held for Sale	$5,262	$-	$5,665	$10,927

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at September 30, 2016, are comprised of the following:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Total

Accounts receivable, net	$2,588	$-	$4,093	$6,681
Inventories	8,070	-	398	8,468
Prepaid expenses	127	-	103	230
Income tax refundable	-	-	71	71
Current Assets of Businesses Held for Sale	$10,785	$-	$4,665	$15,450

Net property, plant and equipment	$5,368	$-	$2,869	$8,237
Intangibles, net	-	-	1,856	1,856
Deferred income tax benefits (liabilities)	(392)	-	400	8
Other assets	-	-	1,299	1,299
Non-Current Assets of Businesses Held for Sale	$4,976	$-	$6,424	$11,400

Accounts payable	$441	$-	$1,463	$1,904
Accrued liabilities	7,000	-	1,909	8,909
Current Liabilities of Businesses Held for Sale	$7,441	$-	$3,372	$10,813

Other liabilities	$-	$-	$320	320
Non-Current Liabilities of Businesses Held for Sale	$-	$-	$320	$320

Net Assets of Businesses Held for Sale	$8,320	$-	$7,397	$15,717

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

Details of the Company’s operations by business segment for the last three fiscal years were as follows:

				Eleven
				Months
	Twelve Months Ended			Ended
In Thousands	2017	2016	2015	2015
			(Unaudited) (Recast)
Sales
Avionics & Controls	$841,077	$860,494	$826,044	$727,801
Sensors & Systems	725,964	696,032	714,965	633,446
Advanced Materials	435,154	436,105	461,784	413,202
	$2,002,195	$1,992,631	$2,002,793	$1,774,449

Earnings from Continuing Operations
Avionics & Controls	$94,468	$78,356	$93,225	$65,910
Sensors & Systems	96,484	87,768	84,235	71,787
Advanced Materials	73,891	74,515	91,334	80,951
Segment Earnings	264,843	240,639	268,794	218,648

Corporate expense	(70,032)	(70,480)	(82,131)	(74,166)
Other income	-	-	12,503	12,503
Interest income	527	367	632	578
Interest expense	(30,208)	(30,091)	(33,114)	(30,090)
Loss on extinguishment of debt	-	-	(11,451)	(11,451)
	$165,130	$140,435	$155,233	$116,022

				Eleven
				Months
	Twelve Months Ended			Ended
In Thousands	2017	2016	2015	2015
			(Unaudited) (Recast)
Capital Expenditures
Avionics & Controls	$19,315	$36,423	$14,537	$13,074
Sensors & Systems [1]	22,804	14,319	21,766	19,489
Advanced Materials [2]	14,247	15,868	16,309	14,324
Discontinued Operations	-	-	789	542
Corporate	1,674	1,862	2,006	1,912
	$58,040	$68,472	$55,407	$49,341

Depreciation and Amortization
Avionics & Controls	$40,853	$38,909	$38,070	$33,415
Sensors & Systems	41,722	40,399	41,200	37,250
Advanced Materials	18,559	18,691	19,708	17,474
Discontinued Operations	-	12	1,877	496
Corporate	2,636	2,247	2,502	1,940
	$103,770	$100,258	$103,357	$90,575

In Thousands	2017	2016	2015

Identifiable Assets
Avionics & Controls	$1,382,893	$1,304,860	$1,276,678
Sensors & Systems	1,150,707	1,140,624	1,116,282
Advanced Materials	504,965	498,442	493,968
Discontinued Operations	21,192	29,488	57,095
Corporate [3]	70,566	58,617	56,465
	$3,130,323	$3,032,031	$3,000,488

[1]	Excludes capital expenditures accounted for as a capitalized lease obligation of $0.5 million and $8.0 million in fiscal 2017 and 2016, respectively.
[2]	Excludes capital expenditures accounted for as a capitalized lease obligation of $3.5 million and $3.3 million in fiscal 2017 and 2016, respectively.
[3]	Primarily cash and deferred tax assets (see Note 10).

The Company’s operations by geographic area for the last three fiscal years were as follows:

			Eleven
			Months
	Twelve Months Ended		Ended
In Thousands	2017	2016	2015

Sales [1]
Domestic
Unaffiliated customers - U.S.	$826,387	$838,259	$706,586
Unaffiliated customers - export	199,494	172,209	168,459
Intercompany	55,338	77,472	58,039
	1,081,219	1,087,940	933,084
Canada
Unaffiliated customers	182,078	182,690	173,394
Intercompany	8,449	3,378	4,013
	190,527	186,068	177,407
France
Unaffiliated customers	413,641	398,909	364,882
Intercompany	56,824	51,461	42,903
	470,465	450,370	407,785
United Kingdom
Unaffiliated customers	212,825	237,134	242,077
Intercompany	24,969	25,100	23,769
	237,794	262,234	265,846
All other Foreign
Unaffiliated customers	167,770	163,430	119,051
Intercompany	185,192	167,565	125,386
	352,962	330,995	244,437

Eliminations	(330,772)	(324,976)	(254,110)
	$2,002,195	$1,992,631	$1,774,449

			Eleven
			Months
	Twelve Months Ended		Ended
In Thousands	2017	2016	2015

Segment Earnings [2]
Domestic	$128,081	$135,107	$121,052
Canada	27,510	7,670	19,133
France	65,021	61,381	51,599
United Kingdom	22,950	25,646	28,826
All other foreign	21,281	10,835	(1,962)
	$264,843	$240,639	$218,648

	2017	2016	2015
Identifiable Assets [3]
Domestic	$1,060,471	$1,055,567	$933,631
Canada	498,968	452,466	458,635
France	755,361	770,625	747,660
United Kingdom	405,423	394,811	501,969
All other foreign	339,534	299,945	302,128
	$3,059,757	$2,973,414	$2,944,023

[1]	Based on country from which the sale originated and the sale was recorded.
[2]	Before corporate expense, shown on page 79.
[3]	Excludes corporate, shown on page 80.

The Company’s foreign operations consist of manufacturing facilities located in Belgium, Canada, China, the Dominican Republic, France, Germany, India, Mexico, Morocco, and the United Kingdom, and include sales and service operations located in Brazil, China, and Singapore.  Intercompany sales are at prices comparable with sales to unaffiliated customers.  U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 9.6% and 3.0%, respectively, in fiscal 2017 and 3.5% of consolidated sales.  In fiscal 2016 U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 9.8% and 2.0%, respectively, and 3.1% of consolidated sales.  In fiscal 2015 U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 9.9% and 1.1%, respectively, and 2.9% of consolidated sales.

Product lines contributing sales of 10% or more of total sales in any of the last three fiscal years were as follows:

	2017	2016	2015

Connectors	16%	16%	16%
Avionics	16%	16%	14%

NOTE 19:  Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly financial information:

In Thousands, Except Per Share Amounts

Fiscal Year 2017	Fourth	Third	Second	First

Net sales	$531,527	$503,753	$509,182	$457,733
Gross profit	174,864	170,629	175,919	144,047

Earnings from continuing operations	36,738	31,288	35,147	21,525
Earnings (loss) from discontinued operations	(1,126)	(815)	(34)	(5,336)
Net earnings	$35,612	$30,473	$35,113	$16,189

Earnings (loss) per share - basic
Continuing operations	$1.23	$1.05	$1.18	$0.73
Discontinued operations	(0.04)	(0.03)	-	(0.18)
Earnings (loss) per share - basic	$1.19	$1.02	$1.18	$0.55

Earnings (loss) per share - diluted
Continuing operations	$1.22	$1.04	$1.17	$0.72
Discontinued operations	(0.04)	(0.03)	-	(0.18)
Earnings (loss) per share - diluted	$1.18	$1.01	$1.17	$0.54

Fiscal Year 2016	Fourth	Third	Second	First

Net sales	$543,752	$517,092	$490,310	$441,477
Gross profit	193,769	173,584	156,173	137,719

Earnings from continuing operations	52,045	38,046	16,996	9,864
Earnings (loss) from discontinued operations	227	(8,690)	(2,023)	(4,780)
Net earnings	$52,272	$29,356	$14,973	$5,084

Earnings (loss) per share - basic
Continuing operations	$1.77	$1.30	$0.58	$0.33
Discontinued operations	0.01	(0.30)	(0.07)	(0.16)
Earnings (loss) per share - basic	$1.78	$1.00	$0.51	$0.17

Earnings (loss) per share - diluted
Continuing operations	$1.75	$1.28	$0.57	$0.33
Discontinued operations	0.01	(0.29)	(0.07)	(0.16)
Earnings (loss) per share - diluted	$1.76	$0.99	$0.50	$0.17

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods.  This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Esterline Technologies Corporation

We have audited the accompanying consolidated balance sheets of Esterline Technologies Corporation as of September 29, 2017 and September 30, 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows, shareholders' equity, and noncontrolling interests for the twelve months ended September 29, 2017 and September 30, 2016, and the eleven months ended October 2, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Esterline Technologies Corporation at September 29, 2017 and September 30, 2016, and the consolidated results of its operations and its cash flows for the twelve months ended September 29, 2017 and September 30, 2016, and the eleven months ended October 2, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Esterline Technologies Corporation's internal control over financial reporting as of September 29, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

November 21, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Esterline Technologies Corporation

We have audited Esterline Technologies Corporation’s internal control over financial reporting as of September 29, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Esterline Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Esterline Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of September 29, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balances sheets of Esterline Technologies Corporation as of September 29, 2017 and September 30, 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows, shareholders’ equity, and noncontrolling interests for the twelve months ended September 29, 2017 and September 30, 2016, and the eleven months ended October 2, 2015 of Esterline Technologies Corporation and our report dated November 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

November 21, 2017

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 29, 2017.  Based upon that evaluation, they concluded as of September 29, 2017, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of September 29, 2017, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of Esterline’s internal control over financial reporting as of September 29, 2017.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).  Based on management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of September 29, 2017.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of internal control over financial reporting.  This report appears on page 85.

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
Gary J. Posner
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Changes in Internal Control Over Financial Reporting

During the three months ended September 29, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

We hereby incorporate by reference the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Other Information as to Directors – Board and Board Committees,” and “Other Information as to Directors – Director Nominations and Qualifications” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on February 8, 2018.

Information regarding our executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

We hereby incorporate by reference the information set forth under “Other Information as to Directors – Director Compensation,” “Executive Compensation – Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on February 8, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on February 8, 2018.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information set forth under “Certain Relationships and Related Transactions” and “Other Information as to Directors – Board and Board Committees” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on February 8, 2018.

Item 14.  Independent Registered Public Accounting Firm Fees and Services

We hereby incorporate by reference the information set forth under “Independent Registered Public Accounting Firm’s Fees” in the definitive form of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on February 8, 2018.

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

4.1

Indenture dated April 8, 2015, relating to TA Mfg. Limited's 3.625% Senior Notes due 2023.  (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 8, 2015 [Commission File Number 1-6357].)

10.1	*	Esterline Technologies Corporation Fiscal Year 2018 Annual Incentive Compensation Plan.

10.2	*	Esterline Technologies Corporation Long-Term Incentive Performance Share Plan, for fiscal years 2018 – 2020.

10.3	*

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

10.7	*

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

Esterline Technologies Corporation 2013 Equity Incentive Plan, as amended and restated effective December 16, 2016.  (Incorporated by reference to Annex A of the Registrant's Definitive Proxy Statement on Schedule 14A, filed on December 29, 2016 [Commission File Number 1-6357].)

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

Form of Global Stock Option Agreement for Esterline Technologies Corporation 2013 Equity Incentive Plan (dated November 2016).  (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended September 29, 2016 [Commission File Number 1-6357].)

10.15	*

Form of Global Restricted Stock Unit Options Agreement for Esterline Technologies Corporation 2013 Equity Incentive Plan.  (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended September 29, 2016 [Commission File Number 1-6357].)

10.16	*

Form of Global Stock Option Agreement for Esterline Technologies Corporation 2013 Equity Incentive Plan.  (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2015 [Commission File Number 1-6357].)

10.17	*

Form of Global Restricted Stock Unit Option Agreement for Esterline Technologies Corporation 2013 Equity Incentive Plan.  (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2015 [Commission File Number 1-6357].)

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

Restricted Stock Unit Agreement between Curtis C. Reusser and Esterline Technologies Corporation dated October 28, 2013.  (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended October 31, 2014 [Commission File Number 1-6357].)

10.21	*

Executive Officer Amended and Restated Termination Protection Agreement.  (Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended October 2, 2015 [Commission File Number 1-6357].)

10.22	*

Offer Letter from Esterline Technologies Corporation to Paul P. Benson, dated November 6, 2014.  (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 2016 [Commission File Number 1-6357].)

10.23	*

Offer Letter from Esterline Technologies Corporation to Roger A. Ross dated July 27, 2015.  (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 13, 2015 [Commission File Number 1-6357].)

10.24	*

Promotion Letter from Esterline Technologies Corporation to Marcia J. Mason dated August 1, 2012.  (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013 [Commission File Number 1-6357].)

10.25	*

Promotion Letter from Esterline Technologies Corporation to Albert S. Yost dated November 16, 2009.  (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013 [Commission File Number 1-6357].)

10.26	*

Offer Letter from Esterline Technologies Corporation to Curtis C. Reusser dated September 11, 2013.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2013 [Commission File Number 1-6357].)

10.27	*

Termination Protection Agreement, dated December 18, 2015, between Esterline Technologies Corporation and Roger A. Ross.  (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2016 [Commission File Number 1-6357].)

10.28

Agreement for Lease for 4 & 5 Eastbrook Day Centre, Eastbrook Trading Centre among Sheldon Friendly Society, Darchem Engineering Limited and Esterline Technologies Corporation, dated as of March 10, 2016.  (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2016 [Commission File Number 1-6357].)

Exhibit
Number	Exhibit Index

10.29

Deed, by and among, Sheldon Friendly Society, Darchem Engineering Limited, and Darchem Holdings Limited dated March 25, 2008.  (Incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended October 2, 2015 [Commission File Number 1-6357].)

10.30

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

10.31

Agreement, dated October 18, 2016, among Esterline Technologies Corporation, First Pacific Advisors, LLC and the other parties named in the Letter Agreement.  (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on 8-K dated October 18, 2016 [Commission File Number 1-6357].)

10.32

Consent Agreement between Esterline Technologies Corporation and the U.S. Department of State Bureau of Political Military Affairs filed on March 6, 2014.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 6, 2014 [Commission File Number 1-6357].)

10.33

Amended and Restated Master Acquisition Agreement by and among Barco NV, Barco Inc., Barco Integrated Solutions NV and Esterline Technologies Corporation dated as of November 14, 2014.  (Incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended October 31, 2014 [Commission File Number 1-6357].)

10.34

Property lease between Slibail Immobilier and Norbail Immobilier and Auxitrol S.A., dated April 29, 1997, relating to the manufacturing facility of Auxitrol at 5, allée Charles Pathé, 18941 Bourges Cedex 9, France, effective on the construction completed date (December 5, 1997).  (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.35

Industrial and Build-to-Suit Purchase and Sale Agreement between The Newhall Land and Farming Company, Esterline Technologies Corporation and TA Mfg. Co., dated February 13, 1997, including Amendments, relating to premises located at 28065 West Franklin Parkway, Valencia, CA.  (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended October 28, 2005 [Commission File Number 1-6357].)

10.36

Lease Agreement, dated as of February 27, 1998, between Glacier Partners and Advanced Input Devices, Inc., as amended by Lease Amendment #1, dated February 27, 1998.  (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended October 27, 2000 [Commission File Number 1-6357].)

10.37

Lease Amendment #2 between Glacier Partners and Advanced Input Devices, Inc., dated July 2, 2002, and Lease Amendment #3 between Glacier Partners and Advanced Input Devices, Inc., dated September 18, 2009.  (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended October 30, 2009 [Commission File Number 1-6357].)

10.38

Lease Agreement, dated as of August 6, 2003, by and between the Prudential Insurance Company of America and Mason Electric Co., relating to premises located at Sylmar, California.  (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 [Commission File Number 1-6357].)

10.39

Occupation Lease of Buildings known as Phases 3 and 4 on the Solartron Site at Victoria Road, Farnborough, Hampshire between J Sainsbury Developments Limited and Weston Aerospace Limited, dated July 21, 2000.  (Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended October 31, 2003 [Commission File Number 1-6357].)

10.40

Lease Agreement dated as of March 19, 1969, as amended, between Leach Corporation and Gin Gor Ju, Trustee of Ju Family Trust, relating to premises located in Orange County.  (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended October 29, 2004 [Commission File Number 1-6357].)

Exhibit
Number	Exhibit Index

10.41

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

10.42

Amendment No. 1 dated as of November 23, 2005, to Lease Agreement dated as of March 1, 1994, between Highland Industrial Park, Inc. and Armtec Countermeasures Company.  (Incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2006 [Commission File Number 1-6357].)

10.43

Lease Agreement between Capstone PF LLC and Korry Electronics Co. dated as of March 26, 2008.  (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2008 [Commission File Number 1-6357].)

10.44

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

10.50

Second Amendment to Lease between Sylmar Cascades Properties, L.P. and Mason Electric, Co. dated January 19, 2007.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2013 [Commission File Number 1-6357].)

10.51

Third Amendment to Lease between Sylmar Cascades Properties, L.P. and Mason Electric, Co. dated January 1, 2013.  (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2013 [Commission File Number 1-6357].)

10.52

Third Amendment to Office Lease Agreement between City Center Bellevue Property LLC, a Delaware limited partnership, and Esterline Technologies Corporation, a Delaware corporation, dated August 19, 2013.  (Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended October 2, 2015 [Commission File Number 1-6357].)

10.53

Lease Agreement between Industrias Asociados Maquiladoras, S.A. de C.V. and Sunbank de Mexico, S. de R.L. de C.V. dated as of September 1, 2015, as amended by the First Addendum dated September 19, 2015, the Second Addendum dated May 5, 2016, and the Third Addendum dated May 23, 2016.  (Incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016 [Commission File Number 1-6357].)

Exhibit
Number	Exhibit Index

10.54

Lease Agreement between Mex-Industrial Assets, S. de R.L. de C.V. and Esterline Mexico, S. de R.L. de C.V. dated June 4, 2014, as amended by the Amendment dated December 2, 2015, the Second Amendment dated June 1, 2016, and the Third Amendment dated November 3, 2016.  (Incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016 [Commission File Number 1-6357].)

10.55

Lease Agreement between Industrias Asociados Maquiladoras, S.A. de C.V. and Esterline Mexico, S. de R.L. de C.V. dated October 8, 2007, as amended by the First Amendment dated December 1, 2012.  (Incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016 [Commission File Number 1-6357].)

10.56

Lease Agreement between Inmobiliaria Promotora S.A. de C.V. (f/k/a Promotora Industrial Tijuana, S.A. de C.V.) and Leach International de Mexico, S. de R.L. de C.V. dated June 1, 2000, as amended by the First Addendum dated April 17, 2001, the Second Addendum dated March 23, 2005, and the Third Addendum dated October 8, 2014.  (Incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016 [Commission File Number 1-6357].)

10.57

Fourth Amendment to Lease Agreement between Cibanco, S.A., I.B.M. Como Fiduciario del Fideicomiso E Finsa-WSC CIB/2504 (formerly Mex-Industrial Assets, S. de R.L. de C.V.) and Esterline Mexico, S. de R.L. de C.V. dated May 15, 2017.

11.1	Schedule setting forth computation of earnings per share for the five fiscal years ended September 29, 2017.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Robert D. George) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated:  November 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Curtis C. Reusser	Chairman, President and Chief	November 21, 2017
(Curtis C. Reusser)	Executive Officer (Principal Executive Officer)	Date
/s/ Robert D. George	Executive Vice President, Chief Financial	November 21, 2017
(Robert D. George)	Officer, and Corporate Development (Principal Financial Officer)	Date
/s/ Gary J. Posner	Corporate Controller and Chief	November 21, 2017
(Gary J. Posner)	Accounting Officer (Principal Accounting Officer)	Date
/s/ Michael J. Cave	Director	November 21, 2017
(Michael J. Cave)		Date
/s/ Michael J. Covey	Director	November 21, 2017
(Michael J. Covey)		Date
/s/ Delores M. Etter	Director	November 21, 2017
(Delores M. Etter)		Date
/s/ Anthony P. Franceschini	Director	November 21, 2017
(Anthony P. Franceschini)		Date

/s/ Paul V. Haack	Director	November 21, 2017
(Paul V. Haack)		Date
/s/ Mary L. Howell	Director	November 21, 2017
(Mary L. Howell)		Date
/s/ Scott E. Kuechle	Director	November 21, 2017
(Scott E. Kuechle)		Date

/s/ Nils E. Larsen	Director	November 21, 2017
(Nils E. Larsen)		Date
/s/ Gary E. Pruitt	Director	November 21, 2017
(Gary E. Pruitt)		Date