Form 10-K/A
period 2017-09-29
ESTERLINE TECHNOLOGIES CORP
filed 2018-03-30
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 27, 2018, 29,426,691 shares of the Registrant’s common stock were outstanding.  The aggregate market value of shares of common stock held by non-affiliates as of March 31, 2017, was $2,562,036,264 (based upon the closing sales price of $86.05 per share).

Documents Incorporated by Reference

Part III incorporates information by reference to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on December 27, 2017.

EXPLANATORY NOTE TO AMENDMENT NO. 1

The purpose of this Amendment No. 1 (this Amendment or Form 10-K/A) to our Form 10-K for fiscal 2017, previously filed on November 21, 2017, (Original Filing) with the Securities and Exchange Commission (SEC), is to restate our previously issued consolidated financial statements and related disclosures.  This Amendment also includes, in Note 21 – “Quarterly Financial Data (Unaudited)” to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A – restated quarterly financial information for each of the first three quarterly periods in the fiscal years ended September 29, 2017, and September 30, 2016, included in our Quarterly Reports on Form 10-Q for those respective periods, as well as for the fourth quarters of fiscal 2017 and 2016.

In this Amendment we have restated our consolidated financial statements for fiscal year ended September 29, 2017 (fiscal 2017), fiscal year ended September 30, 2016 (fiscal 2016), 11-month transition period ended October 2, 2015, and the unaudited recast fiscal year ended October 2, 2015 (fiscal 2015), the quarters in fiscal 2017 and 2016, as originally filed on Form 10-Q, and the 11-month transition period of November 1, 2014, through October 2, 2015, presented in Part II, Item 8, Financial Statements and Supplementary Data, and the unaudited selected financial data for the fiscal years 2017, 2016 and 2015 presented in Part II, Item 6, Selected Financial Data.  The impacts of the restatement on fiscal 2014 are reflected in the consolidated financial statements as an adjustment to the beginning retained earnings in the consolidated financial statements for fiscal 2015.  We refer to the corrections of accounting errors contained in the restated financial statements described herein collectively as the “Restatement.”

Description of the Restatement

As previously disclosed in our Current Reports on Form 8-K filed on February 7, 2018, and February 1, 2018, the Audit Committee of the Board of Directors (Audit Committee) of the Company, after considering the recommendation of management, concluded that our previously issued financial statements for the periods mentioned above should no longer be relied upon due to accounting errors identified at business units in the Sensors & System segment.  As a result of these errors and certain additional errors described below corrected in the Restatement, the total corrections resulted in reduction of previously reported after tax income for fiscal 2017, fiscal 2016 and fiscal 2015 of $5.8 million, $3.7 million and $1.4 million, respectively.  The table below summarizes the impact of the errors by category and year as well as the tax impact from the corrections.  Beginning retained earnings for fiscal 2015, reflect the impacts of the restatement to fiscal 2014.

In Thousands	2017	2016	2015	Total

Operating Earnings (Loss):
Intercompany Reconciliation	$(5,363)	$(4,044)	$(1,566)	$(10,973)
Review of Balance Sheet	(4,541)	(938)	(453)	(5,932)
Out-of-Period Adjustments	(1,832)	572	(1,893)	(3,153)
Total	(11,736)	(4,410)	(3,912)	(20,058)

Income Tax Expense (Benefit):
Tax Expense (Benefit)	(4,155)	(1,625)	(1,346)	(7,126)
Out-of-Period Adjustments	(1,748)	947	(1,124)	(1,925)

Corrections, Net of Tax	$(5,833)	$(3,732)	$(1,442)	$(11,007)

The Restatement corrects misstatements resulting from three categories of errors.

The first category includes errors from unreconciled intercompany transactions for purchases and sales of manufactured product and research, development and engineering expense at our power systems French and U.S. business units included in our Sensors & Systems segment.

The second category includes errors from a re-examination of the power systems business balance sheets for fiscal year 2017, fiscal 2016, and fiscal 2015, which review initiated following the discovery of the errors in the first category.  The balance sheet review identified misstatements in unbilled accounts receivable under a long-term contract, work-in-process associated with customer-funded research, development and engineering projects at our U.S. and French power systems business units and the elimination of gross margin in inter-affiliate inventory at our power systems business unit.

The third category includes out-of-period errors in income tax expense, stock compensation expense, a lower of cost or market inventory reserve and sales and cost of goods sold on a long-term contract.

In the consolidated financial statements, the impact of the restatement in fiscal 2014 are reflected in this Amendment as an adjustment of $0.9 million to beginning retained earnings for fiscal 2015.

Internal Investigation

The Audit Committee of the Board of Directors, in consultation with senior management, determined that the Company should conduct an internal investigation, under its supervision, of the circumstances surrounding the misstatements in the accounting for intercompany transactions at our power systems units.  The investigation was undertaken by outside counsel and is complete.  Based on the internal investigation, the Audit Committee and senior management concluded financial personnel at the Company’s U.S. power systems business unit directed financial accountants at that unit to make improper accounting entries in the financial records.  These actions were contrary to our internal accounting policies and circumvented the Company’s internal control over the reconciliation of intercompany charges between the Company’s French and U.S. power systems business units.  In addition, monitoring controls at our power systems business units designed to detect these errors failed, and accordingly, we also concluded that our internal control over the review and approval of power systems financial statements and intercompany account reconciliations was not effective.

The Board of Directors and management are fully committed to maintaining a strong internal control environment.  The Company has taken and will continue to take significant and comprehensive remedial actions in response to the conduct and other factors that led to the Restatement, including actions to remediate the material weaknesses in internal control over financial reporting identified by management that contributed to the misstatements.

For more information about the internal investigation, the specific material weaknesses in internal control over financial reporting and the Company’s remedial actions, please see Part II, Item 9A, Controls and Procedures.

For more information regarding the Restatement, see Part II, Item 8, Financial Statements and Supplementary Data - Note 2 (Restatement), to the consolidated financial statements in this Amendment.

Amendment

This Form 10-K/A sets forth the Original Filing, as modified and superseded where necessary to reflect the Restatement.

Specifically, the following items of the Original Filing are amended by this Form 10-K/A to reflect the Restatement and related matters:

Part I - Item 1. Business

Part I - Item 1A. Risk Factors

Part I - Item 3. Legal Proceedings

Part II - Item 6. Selected Financial Data

Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II - Item 8. Financial Statements and Supplementary Data - including revised “Reports of Independent Registered Public Accounting Firm” of Ernst & Young LLP, an explanatory note describing the Restatement (Note 2) and updates to selected notes impacted by the Restatement in the Notes to the Consolidated Financial Statements.

Part II - Item 9A. Controls and Procedures

Part IV - Item 15. Exhibits and Financial Statement Schedules

This Form 10-K/A also amends the Original Filing to restate management’s report on internal control over financial reporting (included under Item 9A) to disclose the material weaknesses identified by management as a result of this Restatement.  This Form 10-K/A also amends the Original Filing to include a restated report of Ernst & Young LLP on the effectiveness of our internal control over financial reporting as of September 29, 2017.

In accordance with applicable SEC rules, this Form 10-K/A includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

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

Unless otherwise noted in this Part I, when financial results for fiscal 2016 are compared to the prior-year period, the results compare the twelve-month periods ended September 30, 2016, and October 2, 2015, respectively.

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

In fiscal 2014 our Board of Directors approved the plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; a small distribution business; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; and a small manufacturing business.  As of September 29, 2017, we have sold these business units except for the land and building at Eclipse and Wallop, which are currently held for sale.  These businesses are reported as discontinued operations.

We recorded a loss from discontinued operations of $7.3 million, $15.3 million, and $40.3 million in fiscal 2017, 2016 and 2015, respectively.

In fiscal 2017 we evaluated the on-going performance challenges at our elastomer business based in Brea, California, known as the Kirkhill business, resulting in the decision to explore all strategic options associated with the business.  The historic performance volatility of this business was a consideration in this decision.  In the fourth quarter of fiscal 2017, the results of operations of the Kirkhill business declined by $10 million from the prior-year period, resulting in a loss of $5 million reflecting lower sales volumes of certain defense products under a new long-term contract which replaced a higher priced product.  In March 2018 the Board of Directors approved the sale of the Kirkhill business and on March 15, 2018, we sold the assets and certain liabilities of this business to TransDigm, Inc. for $50 million before a working capital adjustment to be determined when the closing balance sheet is finalized.  The loss on sale is estimated to range between $5 million and $7 million.

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

Financial Information About Industry Segments

A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to our business segments for fiscal 2017, 2016, and 2015 is reported in Note 19 to the Company’s Consolidated Financial Statements under Item 8 of this report.

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

Our proprietary products meet critical operational requirements and provide customers with significant technological advantages in areas such as night vision compatibility and active-matrix liquid-crystal displays (a technology enabling pilots to read display screens in a variety of light conditions as well as from extreme angles).  Our products are incorporated in a wide variety of platforms ranging from military helicopters, fighters and transports, to commercial wide- and narrow-body, regional and business jets.  In fiscal 2017 some of our largest customers for these products included Airbus, BAE Systems, The Boeing Company, Bombardier, FAA, Honeywell, L3 Technologies, Leonardo, Lockheed Martin, Pilatus, Textron, Thales, Triman, and United Technologies Corporation.

In addition, we design and manufacture ruggedized military personal communication equipment, primarily headsets, handsets and field communications.  We are the sole supplier of Active Noise Reduction (ANR) headsets to the British Army’s tracked and wheeled vehicle fleets under the Bowman communication system program.  We also supply ANR headsets to the U.S. Army’s tracked and wheeled vehicle fleets.  Additionally, we are the primary ANR headset supplier to the Canadian Army and have a long-standing relationship with allied armies around the world.  In fiscal 2017 some of our largest customers for these products included BAE Systems, The Boeing Company, NATO Supply Procurement Agency, Simex Defence, and the U.S. Department of Defense (DoD).

We also manufacture a full line of keyboard, switch and input technologies for specialized medical equipment, high-tech gaming applications, and communication systems for military applications.  These products include custom keyboards, keypads, and input devices that integrate cursor control devices, barcode scanners, displays, video, and voice activation and touch screens.  We also produce instruments that are used for point-of-use and point-of-care diagnostics.  We have developed a wide variety of technologies, including plastic and vinyl membranes that protect high-use switches and fully depressible buttons, and backlit elastomer switch coverings that are resistant to exposure from harsh chemicals.  These technologies now serve as the foundation for a small but growing portion of our product line.  In fiscal 2017, some of our largest customers for these products included Aristocrat Technologies, General Electric, Nuance, Philips, and Stat-Diagnostica.

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

Specialized High-Performance Applications.  We specialize in the development of proprietary formulations for silicone rubber and other elastomer products.  Our elastomer products are engineered to address specific customer requirements where superior performance in high temperature, high pressure, caustic, abrasive and other difficult environments is critical.  These products include clamping devices, thermal fire barrier insulation products, sealing systems, tubing and coverings designed in custom-molded shapes.  Some of the products include proprietary elastomers that are specifically designed for use on or near a jet engine.  We are a leading U.S. supplier of high-performance elastomer products to the aerospace industry, with our primary customers for these products being jet and rocket engine manufacturers, commercial and military airframe manufacturers, as well as commercial airlines.  In fiscal 2017 some of the largest customers for these products included The Boeing Company, KLX Aerospace Solutions, Lockheed Martin, and Northrup Grumman.  As noted above, we sold the assets and certain liabilities of the Kirkhill business to TransDigm, Inc. on March 15, 2018.

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

A summary of product lines contributing sales of 10% or more of total sales for fiscal 2017, 2016, and 2015 is reported in Note 19 to the Consolidated Financial Statements under Item 8 of this report.

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

Competition

Our products and services are affected by varying degrees of competition.  We compete with other companies in most markets we serve.  Many of these companies have far greater sales volumes and financial resources than we do.  Some of our competitors are also our customers or suppliers on certain programs.  The principal competitive factors in the commercial markets in which we participate are customer intimacy, product performance, on-time delivery performance, quality, service and price.  Part of product performance requires expenditures in research and development that lead to product improvement.  The market for many of our products may be affected by rapid and significant technological changes and new product introductions.  Our principal competitors include Astronautics, BAE, Bose, Eaton, Elbit, EMS, Essex Industries, GE Aerospace, Honeywell, IAI, L-3, Otto Controls, RAFI, SELEX, Telephonics, Thales, Ultra Electronics, United Technologies Corporation, Universal Avionics Systems Corporation, and Zodiac in our Avionics & Controls segment; Ametek, Amphenol, Eaton, Meggitt, STPI-Deutsch, TE Connectivity, Woodward and Zodiac in our Sensors & Systems segment; and Alloy Surfaces, AMTEC, Chemring, Doncasters, Hi-Temp, J&M, JPR Hutchinson,

Kmass, Meggitt (including Dunlop Standard Aerospace Group), Rheinmetall, Trelleborg, ULVA, UTC Aerospace Systems, UMPCO, and Woodward Products in our Advanced Materials segment.

Research and Development

Our product development and design programs utilize an extensive base of professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed.  In fiscal 2017 we expended $109.1 million for research, development and engineering, compared with $99.2 million in fiscal 2016 and $98.9 million in the recast twelve-month period of fiscal 2015.  Research and development expense has averaged 5.2% of sales per year for the three years ended September 29, 2017.  We believe continued product development is key to our long-term growth, and consequently, we consistently invest in research and development.  Examples include research and development projects relating to avionics displays, power systems, and controls.  We actively participate in customer-funded research and development programs.

Foreign Operations

Our foreign operations consist of manufacturing facilities located in Belgium, Canada, China, the Dominican Republic, France, Germany, India, Mexico, Morocco, and the United Kingdom, and include sales and service operations located in Brazil, China, and Singapore.  For further information regarding foreign operations, see Note 19 to the Consolidated Financial Statements under Item 8 of this report.

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

Financial Information About Foreign and Domestic Operations and Export Sales

See risk factor below entitled “Political and economic changes in foreign countries and markets, including foreign currency fluctuations, may have a material effect on our operating results” under Item 1A of this report and Note 19 to the Consolidated Financial Statements under Item 8 of this report.

Available Information About the Registrant

You can access financial and other information on our website, www.esterline.com.  We make available through our website, free of charge, copies of our annual report on Form 10-K/A and Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission (SEC).  The SEC also maintains a website at

www.sec.gov, which contains reports, proxy and information statements, and other information regarding public companies, including Esterline.  Any reports filed with the SEC may also be obtained from the SEC’s Reference Room at 100 F Street, NE, Washington, DC 20549.  Our Corporate Governance Guidelines, charters for our required board committees, and our Code of Business Conduct and Ethics, which includes a code of ethics applicable to our accounting and financial employees, including our Chief Executive Officer and Chief Financial Officer, are available on our website, www.esterline.com on the Corporate Governance tab.  Both of these documents are also available in print (at no charge) to any shareholder upon request.  Our website and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K/A.

Executive Officers of the Registrant

The names and ages of all executive officers of the Company and the positions and offices held by such persons as of March 30, 2018, are as follows:

Name	Position with the Company	Age

Curtis C. Reusser	Chairman, President and Chief Executive Officer	57
Stephen M. Nolan	Executive Vice President and Chief Financial Officer	48
Paul P. Benson	Executive Vice President and Chief Human Resources Officer	53
Marcia J. Mason	Executive Vice President and General Counsel	65
Roger A. Ross	Executive Vice President and President, Sensors & Systems	49
Albert S. Yost	Executive Vice President and President, Advanced Materials and Avionics & Controls	52

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

Mr. Nolan has been Executive Vice President and Chief Financial Officer since February 5, 2018.  From February 5, 2015, to January 2018, he was Senior Vice President and Chief Financial Officer of Vista Outdoor, Inc., a leading global manufacturer of consumer products in the outdoor sports and recreation markets that was spun out of Alliant Techsystems Inc., or ATK, in connection with the merger of ATK and Orbital Sciences in 2015.  Prior to that time, he served as Senior Vice President of Strategy and Business Development of Orbital ATK (a designer and supplier of space, defense and aviation-related systems) from July 2013 to February 2015.  From February 2013 through July 2013, he served as Orbital ATK’s Interim Senior Vice President of Business Development.  From 2010 to 2013, he was Orbital ATK’s Vice President, Strategy and Business Development, Aerospace Systems.  Mr. Nolan has an M.B.A. from the Massachusetts Institute of Technology, an M.S. in Civil Engineering from the University of Massachusetts Amherst and a B.S. in Mathematics and Engineering from Trinity College at the University of Dublin.

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

Forward-Looking Statements

This annual report on Form 10-K/A includes forward-looking statements.  These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology.  In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under the headings “Risks Relating to Our Business and Our Industry,” “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and “Business” are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections.  While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control.  These and other important factors, including those discussed in this report under the headings “Risks Relating to Our Business and Our Industry,” “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and “Business” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  Some of the key factors that could cause actual results to differ from our expectations are:

•	A significant reduction in defense spending;
•	Loss of a significant customer or defense program;
•	Our ability to comply with the complex laws and regulations that affect our business;
•	Our inability to execute on our integration plans or otherwise integrate acquired operations or complete acquisitions;
•	A significant downturn in the aerospace industry;
•	A decrease in demand for our products as a result of competition, technological innovation or otherwise; and

The effect of the restatements of our previously issued financial results for fiscal 2017, 2016, the 2015 transition period, fiscal 2015 and any actual or unasserted claims, investigations or proceedings as a result of the restatements and

•	our ability to remediate the material weaknesses in our internal control over financial reporting described in Item 9A, “Control and Procedures” of this Annual Report.

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

Item 1A.  Risk Factors

We identified material weaknesses in our internal control over financial reporting at our Sensors & Systems power systems business unit which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in applicable rules under the Exchange Act.  In Part II, Item 9A, “Controls and Procedures” of this Amended Form 10-K/A, our management identified material weaknesses in our internal control over financial reporting.

As a result of the material weaknesses, our management concluded that our internal control over financial reporting was not effective as of September 29, 2017.  The assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  We have developed a remediation plan designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing.  If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.  If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional waivers or repay amounts under these financing arrangements earlier than anticipated, which could adversely impact our liquidity and financial condition.

Although we review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional material weaknesses in our internal control over financial reporting.  The next time we evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate our existing weaknesses, we may be unable to assert that our internal controls are effective.  If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

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

We are also subject to a variety of U.S. and international export control laws and regulations such as the U.S. Export Administration Regulations (EAR) and ITAR, which generally restrict the export of defense products, technology, technical data and defense services.  Our trade activities are also subject to international sanctions that significantly restrict or prohibit the sale of certain goods and services in specified countries, including Russia, in which our customers operate or support programs.  Our failure to comply with any of these regulations could result in penalties, loss, or suspension of contracts or other consequences.  In addition, we may need to hold shipments or expend significant resources to re-work, re-design or re-certify our products to achieve compliance with applicable export control regulations.  If we are required to take any of these measures, we may lose revenue opportunities, expend significant resources and/or be exposed to late-delivery penalties or other claims from our customers.  Any of these could adversely affect our operations and financial condition.  As further described in this report under “Item 1,” in September 2017 the Consent Agreement with the DTCC arising from our earlier handling of ITAR-controlled transactions, including the substance of prior voluntary disclosures and other aspects of ITAR compliance errors was closed.

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

Our business may be impacted by information technology attacks or system failures.  Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data.  We have experienced cybersecurity attacks in the past and may experience them in the future, potentially with more frequency.  In addition, we have numerous, unique communications, data management and operations support systems across our enterprise that require expertise and significant resources to maintain and upgrade. We have taken measures to mitigate potential risks to our information technology and systems and are implementing plans to modernize and upgrade our systems, in part to comply with U.S. government contracting requirements and with the European Union (EU) General Data Protection Regulation that will become effective in May 2018.  However, our plans to upgrade our systems will take time to deploy across our enterprise and the timing, nature and scope of system disruptions and failures are unpredictable.  As a result, we may experience production downtimes, operational delays or other detrimental impacts on our operations or ability to provide products and services to our customers.  Our ability to collect and report financial information from our businesses may be impacted.  The compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, or other manipulation or improper use of our systems or networks could occur.  We may also experience financial losses from remedial actions, including significant expenditures to restore or replace systems, loss of business or potential liability under contracts or pursuant to regulations that require us to maintain confidential and other data securely, and/or damage to our reputation.  Any of these consequences could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

The SEC recognized that a company’s review of certain income tax effects of the Act may be incomplete at the time financial statements are issued.  Accordingly, the SEC issued Staff Accounting Bulletin 118, which provides that if a company does not have the necessary information available for certain effects of the Act, the Company may record provisional numbers and adjust those amounts during the measurement period not to extend beyond one year.

As of the date of this filing, we had not completed the accounting for the tax effects of the Act; however, in certain cases, as described below, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.  In other cases, we were not able to make a reasonable estimate and continued to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment.  For the items for which we were able to determine a reasonable estimate, we estimated a provisional amount of $48.6 million.  In all cases, we will continue to make and refine the calculations as additional analysis is completed.  In addition, the estimates may also be affected by further rules and interpretations of the Act.

In addition, foreign governments have introduced proposals for changes in tax legislation, or have adopted tax laws in response to the guidelines provided by the Organization for Economic Co-Operation and Development to address base erosion and profit shifting.  These changes will increase tax uncertainty and may adversely impact our effective tax rate.

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

Our products and services are affected by varying degrees of competition.  We compete with other companies and divisions and units of larger companies in most markets we serve, many of which have greater sales volumes or financial, technological or marketing resources than we do.  Our principal competitors include:  Astronautics, BAE, Bose, Eaton, ECE, Elbit, EMS, GE Aerospace, Honeywell, IAI, L-3, Otto Controls, RAFI, SELEX, Telephonics, Thales, Ultra Electronics, United Technologies Corporation, and Universal Avionics Systems Corporation in our Avionics & Controls segment; Ametek, Amphenol, Eaton, ECE, MPC Products, Meggitt, STPI-Deutsch, and TE Connectivity in our Sensors & Systems segment; and Chemring, Doncasters, Hi-Temp, J&M, JPR Hutchinson, Kmass, Meggitt (including Dunlop Standard Aerospace Group), Rheinmetall, Trelleborg, ULVA, UMPCO, and UTC Aerospace Systems in our Advanced Materials segment.  The principal competitive factors in the commercial markets in which we participate are product performance, on-time delivery performance, quality, service and price.  Maintaining product performance requires expenditures in research and development that lead to product improvement and new product introduction.  Companies with more substantial financial resources may have a better ability to make such expenditures.  The business model for some of our businesses is based upon access to the aftermarket and its premium pricing over OEM pricing.  The strategic goal of our major OEM customers is to increase their access to the aftermarket from their supplier base, which would correspondingly decrease our sales to aftermarket customers.  We cannot assure that we will be able to continue to successfully compete in our markets, which could adversely affect our business, financial condition, and results of operations.

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

Foreign sales originating from non-U.S. locations were approximately 49% of our total sales in fiscal 2017, and we have manufacturing facilities in a number of foreign countries.  A substantial portion of our Avionics & Controls operations is based in Belgium, Canada and the U.K., and a substantial portion of our Sensors & Systems operations is based in France and the U.K.  We also have manufacturing operations in China, the Dominican Republic, Germany, India, Japan, Mexico, and Morocco.  Doing business in foreign countries is subject to numerous risks, including political and economic instability, restrictive trade policies of foreign governments, changes in the local labor-relations climate, economic conditions in local markets, health concerns, inconsistent product regulations or unexpected changes in regulatory and other legal requirements by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements.  U.S. international trade policy is uncertain under the new administration, including, for example, the government’s decision to renegotiate the North American Free Trade Agreement, which could cause an increase in customs duties that in turn could adversely affect intercompany transactions among Esterline’s operating subsidiaries in Canada, Mexico and the U.S., and increase transaction costs with third-party suppliers and customers.  Further, the U.K. voter approval of an exit from the EU, known as “Brexit,” caused and may continue to cause significant volatility in global stock markets and currency exchange rate fluctuations and may create further global economic uncertainty that may adversely impact the economies of the U.K., the EU and other nations in which we conduct business.  To the extent that foreign sales are transacted in a foreign currency, we are subject to the risk of losses due to foreign currency fluctuations.  In addition, we have substantial assets denominated in foreign currencies, primarily the British pound, Canadian dollar and euro, that are not offset by liabilities denominated in those foreign currencies.  These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.

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

Because we own and operate, and previously owned and operated, a number of facilities that use, manufacture, store, handle or arrange for the disposal of various hazardous materials, we may incur costs for investigation, removal and remediation, as well as capital costs, associated with compliance with environmental laws.  At the time of our asset acquisition of the Electronic Warfare Passive Expendables Division of BAE Systems North America (BAE), certain environmental remedial activities were required under a Part B Permit issued to the infrared decoy flare facility by the Arkansas Department of Environmental Quality under the Federal Resource Conservation and Recovery Act.  The Part B Permit was transferred to our subsidiary, Armtec Defense Products Co., along with the remedial obligations.  Under the terms of the asset purchase agreement, BAE agreed to perform and pay for these remedial obligations at the infrared decoy flare facility up to a maximum amount of $25.0 million.  BAE is currently conducting monitoring activities as required under the asset purchase agreement.

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

Item 2.  Properties

The following table summarizes our properties that are greater than 100,000 square feet or related to a principal operation, including identification of the business segment, as of September 29, 2017:

			Approximate	Owned
Location	Type of Facility	Business Segment	Square Footage	or Leased

Brea, CA*	Office & Plant	Advanced Materials	325,000	Owned
East Camden, AR	Office & Plant	Advanced Materials	276,000	Leased
Stillington, U.K.	Office & Plant	Advanced Materials	275,000	Owned
Montréal, Canada	Office & Plant	Avionics & Controls	272,000	Owned
Everett, WA	Office & Plant	Avionics & Controls	216,000	Leased
Champagné, France	Office & Plant	Sensors & Systems	191,000	Owned
Tijuana, Mexico	Office & Plant	Advanced Materials	141,000	Leased**
Coeur d'Alene, ID	Office & Plant	Avionics & Controls	140,000	Leased
Coachella, CA	Office & Plant	Advanced Materials	140,000	Owned
Marolles, France	Office & Plant	Sensors & Systems	140,000	Owned
Kortrijk, Belgium	Office & Plant	Avionics & Controls	130,000	Owned
Tijuana, Mexico	Office & Plant	Sensors & Systems	129,000	Leased**
Buena Park, CA	Office & Plant	Sensors & Systems	115,000	Owned***
Tangier, Morocco	Office & Plant	Sensors & Systems	115,000	Leased
Bourges, France	Office & Plant	Sensors & Systems	109,000	Owned
Farnborough, U.K.	Office & Plant	Sensors & Systems	103,000	Leased
Sylmar, CA	Office & Plant	Avionics & Controls	103,000	Leased
Kent, WA	Office & Plant	Advanced Materials	100,000	Owned
Valencia, CA	Office & Plant	Advanced Materials	88,000	Owned
Tijuana, Mexico	Office & Plant	Sensors & Systems	73,000	Leased**
Gloucester, U.K.	Office & Plant	Advanced Materials	68,000	Leased
Tijuana, Mexico	Office & Plant	Sensors & Systems	61,000	Leased**

*  The land and building in Brea, CA, was included in the sale of assets and certain liabilities of the Kirkhill elastomer business to TransDigm, Inc. on March 15, 2018, as noted under Item 1 of Part 1 of this Form 10-K/A.

**  Included in the Company’s Tijuana manufacturing campus.

***  The building is located on a parcel of land covering 16.1 acres that is leased by the Company.

In total, we owned approximately 2,400,000 square feet and leased approximately 2,300,000 square feet of manufacturing facilities and properties.

Item 3.  Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of business.  We believe that adequate reserves for these liabilities have been made and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

See Note 13 to the consolidated financial statements included in Part 1, Item 8 of this report for information regarding legal proceedings.

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

Principal Market – New York Stock Exchange

At the end of fiscal 2017, there were approximately 219 holders of record of the Company’s common stock.  On March 27, 2018, there were 212 holders of record of our common stock.

On June 19, 2014, our Board of Directors approved a $200 million share repurchase program.  On March 11, 2015, our Board of Directors approved an additional $200 million for the share repurchase program.  Under the program, we are authorized to repurchase up to $400 million of outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  We made no repurchases of common stock during fiscal 2017.  During the three months ended December 29, 2017, the Company repurchased 287,500 shares under this program at an average price paid per share of $71.11, for an aggregate purchase price of $20.4 million.  Subsequent to December 29, 2017, we repurchased 313,900 shares under this program at an average price paid per share of $72.25, for an aggregate purchase price of $23.0 million through March 30, 2018.  Since the program began, the Company has repurchased 3,737,327 shares for an aggregate purchase price of $352.0 million, with $48.0 million in shares remaining available for repurchase in the future.

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

Item 6.  Selected Financial Data

As more fully explained in Note 2 of our consolidated financial statements under Part II, Item 8 in this Amendment, we have restated our consolidated financial statements for fiscal year ended September 29, 2017 (fiscal 2017), fiscal year ended September 30, 2016 (fiscal 2016), and the unaudited recast year ended October 2, 2015, presented in Part II, Item 8, Financial Statements and Supplementary Data.

Selected Financial Data

In Thousands, Except Per Share Amounts

	Twelve Months Ended
For Fiscal Years	2017	2016	2015	2014	2013
	(Restated)	(Restated)	(Unaudited) (Recast) (Restated)	(Restated)

Operating Results [1]
Net sales	$2,000,304	$1,993,453	$2,002,793	$2,029,471	$1,866,659
Cost of Sales	1,340,259	1,331,573	1,324,959	1,314,762	1,168,632
Selling, general & administrative	374,981	396,548	386,140	359,205	364,149
Research, development and engineering	109,778	99,710	100,803	97,591	88,982
Restructuring charges	-	4,873	8,143	13,642	-
Insurance recovery	(7,789)	(5,000)	-	-	-
Gain on sale of product line	-	-	-	-	(2,264)
Goodwill impairment	-	-	-	-	3,454
Other income	-	-	(12,503)	-	-
Operating earnings from continuing operations	183,075	165,749	195,251	244,271	243,706
Interest income	(527)	(367)	(632)	(555)	(535)
Interest expense	30,208	30,091	33,114	33,010	39,637
Loss on extinguishment of debt	-	-	11,451	533	946
Earnings from continuing operations before income taxes	153,394	136,025	151,318	211,283	203,658
Income tax expense	33,025	21,857	24,443	46,554	32,803
Earnings from continuing operations attributable to Esterline, net of tax	118,865	113,219	126,448	164,176	169,125
Earnings (loss) from discontinued operations attributable to Esterline, net of tax	(7,311)	(15,266)	(40,319)	(62,611)	(4,391)
Net earnings attributable to Esterline	111,554	97,953	86,129	101,565	164,734

Gross profit as a percent of sales	33.0%	33.2%	33.8%	35.2%	37.4%
Selling, general and administrative as a percent of sales	18.7%	19.9%	19.3%	17.7%	19.5%
Research, development and engineering as a percent of sales	5.5%	5.0%	5.0%	4.8%	4.8%
Earnings from continuing operations before income taxes as a percent of sales	7.7%	6.8%	7.6%	10.4%	10.9%
Earnings from continuing operations attributable to Esterline, net of tax, as a percent of sales	5.9%	5.7%	6.3%	8.1%	9.1%

Earnings (loss) per share attributable to Esterline - diluted:
Continuing operations	$3.96	$3.80	$4.05	$5.06	$5.33
Discontinued operations	(0.24)	(0.51)	(1.29)	(1.93)	(0.14)
Earnings (loss) per share	3.72	3.29	2.76	3.13	5.19

Selected Financial Data

In Thousands, Except Per Share Amounts

	Eleven Months Ended
For Fiscal Years	2015	2014
	(Restated)	(Unaudited) (Recast) (Restated)

Operating Results [1]
Net sales	$1,774,449	$1,801,127
Cost of Sales	1,186,606	1,176,413
Selling, general & administrative	348,766	321,972
Research, development and engineering	91,868	88,656
Restructuring charges	6,639	12,103
Other income	(12,503)	-
Operating earnings from continuing operations	153,073	201,983
Interest income	(578)	(501)
Interest expense	30,090	29,986
Loss on extinguishment of debt	11,451	533
Earnings from continuing operations before income taxes	112,110	171,965
Income tax expense	16,486	38,597
Earnings from continuing operations attributable to Esterline, net of tax	95,223	132,841
Earnings (loss) from discontinued operations attributable to Esterline, net of tax	(37,053)	(59,240)
Net earnings attributable to Esterline	58,170	73,601

Gross profit as a percent of sales	33.1%	34.7%
Selling, general and administrative as a percent of sales	19.7%	18.0%
Research, development and engineering as a percent of sales	5.2%	4.9%

Earnings (loss) per share attributable to Esterline - diluted:
Continuing operations	$3.05	$4.10
Discontinued operations	(1.19)	(1.83)
Earnings (loss) per share	1.86	2.27

Selected Financial Data

In Thousands, Except Per Share Amounts

For Fiscal Years	2017	2016	2015	2014	2013
	(Restated)	(Restated)	(Restated)	(Restated)

Financial Structure
Total assets	$3,120,013	$3,029,390	$2,994,885	$3,197,066	$3,262,112
Credit facilities	50,000	155,000	160,000	100,000	130,000
Long-term debt, net	709,424	698,796	701,457	509,720	537,859
Total Esterline shareholders' equity	1,824,755	1,595,291	1,535,172	1,886,964	1,873,605

Weighted average shares outstanding - diluted	30,003	29,764	31,215	32,448	31,738

Other Selected Data
Cash flows provided (used) by operating activities	$193,449	$167,162	$144,295	$216,364	$250,772
Cash flows provided (used) by investing activities	(57,440)	(65,943)	(173,568)	(89,851)	(93,721)
Cash flows provided (used) by financing activities	(94,426)	(29,388)	967	(55,208)	(141,023)
Net increase (decrease) in cash	49,306	67,165	(46,789)	58,966	18,503
EBITDA from continuing operations [2]	285,461	264,611	241,762	344,327	339,616
Capital expenditures [3]	58,040	68,472	49,341	45,678	55,335
Interest expense	30,208	30,091	30,090	33,010	39,637

Depreciation and amortization from continuing operations	102,386	98,862	88,689	100,056	95,910
Ratio of debt to EBITDA [4]	2.7	3.2	3.6	1.8	2.0
Ratio of debt to equity	42.6%	54.6%	57.0%	33.0%	36.8%

[1]

Operating results reflect the segregation of continuing operations from discontinued operations.  See Note 1 to the Consolidated Financial Statements.  Operating results include the acquisitions of the business we refer to as Esterline Advanced Displays, or EAD, from Barco N.V. in January 2015, Sunbank in December 2013, and Gamesman in February 2013.  See Note 16 to the Consolidated Financial Statements.

[2]

EBITDA from continuing operations is a measurement not calculated in accordance with GAAP.  We define EBITDA from continuing operations as net earnings plus loss from discontinued operations plus earnings attributable to noncontrolling interests plus income tax expense less interest income plus interest expense plus loss on extinguishment of debt plus depreciation and amortization (excluding amortization of debt issuance costs).  We do not intend EBITDA from continuing operations to represent cash flows from continuing operations or any other items calculated in accordance with GAAP, or as an indicator of Esterline’s operating performance.  Our definition of EBITDA from continuing operations may not be comparable with EBITDA from continuing operations as defined by other companies.  We believe EBITDA is commonly used by financial analysts and others in the aerospace and defense industries and thus provides useful information to investors.  Our management and certain financial creditors use EBITDA as one measure of our leverage capacity and debt servicing ability, and is shown here with respect to Esterline for comparative purposes.  EBITDA is not necessarily indicative of amounts that may be available for discretionary uses by us.  EBITDA includes goodwill impairment charges of $3,454 in fiscal 2013.  The following table reconciles net earnings to EBITDA from continuing operations:

In Thousands

For Fiscal Years	2017	2016	2015	2014	2013
	(Restated)	(Restated)	(Restated)	(Restated)

Net earnings attributable to Esterline	$111,554	$97,953	$58,170	$101,565	$164,734
Loss from discontinued operations attributable to Esterline, net of tax	(7,311)	(15,266)	(37,053)	(62,611)	(4,391)
Earnings attributable to noncontrolling interests	(1,504)	(949)	(401)	(553)	(1,730)
Income tax expense	33,025	21,857	16,486	46,554	32,803
Interest income	(527)	(367)	(578)	(555)	(535)
Interest expense	30,208	30,091	30,090	33,010	39,637
Loss on extinguishment of debt	-	-	11,451	533	946
Depreciation and amortization from continuing operations	102,386	98,862	88,689	100,056	95,910
EBITDA from continuing operations	$285,461	$264,611	$241,762	$344,327	$339,616

[3]	Excludes capital expenditures accounted for as a capitalized lease obligation of $4,010, $11,260, $2,753 and $11,691 in fiscal 2017, 2016, 2014 and 2013, respectively.
[4]	We define the ratio of debt to EBITDA as total debt divided by EBITDA.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously Issued Consolidated Financial Statements

As more fully explained in Note 2 of our consolidated financial statements under Part II, Item 8 in this Amendment, we have restated our consolidated financial statements for fiscal year ended September  29, 2017 (fiscal 2017), fiscal year ended September  30, 2016 (fiscal 2016), and the unaudited recast year ended October  2, 2015, the quarters in the 2017, 2016, as originally filed on Form 10-Q, and the 11-month transition period of November 1, 2014 through October 2, 2015 (the 2015 transition period), presented in Part II, Item 8, Financial Statements and Supplementary Data.  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes in Item 8 of this report.  This discussion and analysis contains forward-looking statements and estimates that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the “Forward-Looking Statements” section in Item 1 of this report and the “Risk Factors” section in Item 1A of this report.

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

Unless otherwise noted in this Item 7, when financial results for the 2016 fiscal year are compared to the financial results for the prior-year period, the results compare the twelve-month periods ended September 30, 2016, and October 2, 2015, respectively.

The following table show the months included in the various comparison periods:

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

The Advanced Materials segment includes engineered materials and defense technologies capabilities.  Engineered materials develops and manufactures thermally engineered components and high-performance elastomer products used in a wide range of commercial aerospace and military applications.  Defense technologies develops and manufactures combustible ordnance components and warfare countermeasure devices for military customers.  This segment includes the Kirkhill business that we sold on March 15, 2018.

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

In fiscal 2014 our Board of Directors approved the plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; a small distribution business; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; and a small manufacturing business.  As of September 29, 2017, we have sold these business units, except for the land and building at Eclipse and Wallop, which are currently held for sale.  These businesses are reported as discontinued operations.

In fiscal 2017 we evaluated the on-going performance challenges at our elastomer business based in Brea, California, known as the Kirkhill business, resulting in the decision to explore our strategic options associated with the business.  The historic performance volatility of this business was a consideration in this decision.  In the fourth quarter of fiscal 2017, the results of operations of the Kirkhill business declined by $10 million from the prior-year period, resulting in a loss of $5 million reflecting lower sales volumes of certain defense products under a new long-term contract which replaced a higher priced product.  In March 2018 the Board of Directors approved the sale of the Kirkhill business, and on March 15, 2018, we sold the assets and certain liabilities of this business to TransDigm, Inc. for $50 million before a working capital adjustment to be determined when the closing balance sheet is finalized.  The loss on sale is estimated to range between $5 million and $7 million.

On June 19, 2014, our Board of Directors approved a share repurchase program and authorized the repurchase of up to $200 million of outstanding shares of common stock.  In March 2015 our Board of Directors authorized an additional $200 million for the repurchase of outstanding shares of common stock under the program.  Under the program, the Company is authorized to repurchase up to $400 million of the outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  There were no shares repurchased during fiscal 2017.  In fiscal 2016 we repurchased 304,577 shares under this program at an average price paid per share of $61.51, for an aggregate purchase price of

$18.7 million. During the three months ended December 29, 2017, the Company repurchased 287,500 shares under this program at an average price paid per share of $71.11, for an aggregate purchase price of $20.4 million.  Subsequent to December 29, 2017, we repurchased 313,900 shares under this program at an average price paid per share of $72.25, for an aggregate purchase price of $23.0 million through March 30, 2018.  Since the program began, the Company has repurchased 3,737,327 shares for an aggregate purchase price of $352.0 million, with $48.0 million in shares remaining available for repurchase in the future.

Consolidated sales for the fourth quarter of fiscal 2017 were $528.7 million compared with $544.6 million in the prior-year period.  The $16.0 million decrease was mainly due to lower sales for Avionics & Controls segment products of $28.5 million driven by lower demand for defense products and sales in adjacent markets.  This decrease was partially offset by higher sales of Sensors & Systems and Advanced Materials segment products.  The increase in Sensors & Systems reflected higher demand principally for connection technologies, and the increase in Advanced Materials was mainly due to a recovery of sales of flare countermeasures from an energetic incident at one of our countermeasure operations in the third quarter of fiscal 2016.

Gross margin was 31.4% in the fourth quarter of fiscal 2017 compared with 35.7% in the prior-year period.  Gross margin in the fourth quarter of fiscal 2017 was impacted mainly by lower sales/mix at Avionics & Controls, higher manufacturing costs at Sensors & Systems and lower sales/mix and higher manufacturing costs at Advanced Materials.

For further explanation regarding changes in sales and gross profit in the fourth quarter of fiscal 2017 over the prior-year period, please see the table at the end of the Overview section for a roll forward presentation of sales and gross profit.

Selling, general and administrative expenses decreased by $14.9 million in the fourth quarter of fiscal 2017 over the prior-year period mainly due to bad debt expense of $9 million in the prior-year for Avionics & Controls segment customers.

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

The income tax rate was 23.3% in the fourth quarter of fiscal 2017 compared with 18.7% in the prior-year period, reflecting U.K. limitations on interest expense deductions.

Earnings from continuing operations in the fourth quarter of fiscal 2017 were $31.5 million, or $1.05 per diluted share, compared with $50.4 million, or $1.69 per diluted share, in the prior-year period.  Loss from discontinued operations in the fourth quarter of fiscal 2017 was $1.1 million, or $0.04 per diluted share, compared with income of $0.2 million, or $0.01 per diluted share, in the prior-year period.  Net income in the fourth quarter of fiscal 2017 was $30.4 million, or $1.01 per diluted share, compared with $50.6 million, or $1.70 per diluted share, in the prior-year period.

Sales for fiscal 2017 were $2.000 billion compared to $1.993 billion in the prior-year period.  The $6.9 million increase in sales mainly reflected a $29 million increase in Sensors & Systems segment sales, partially offset by a $21 million decrease in Avionics & Controls segment sales.  The increase in Sensors & Systems segment sales was due to higher demand mainly for advanced sensors and power systems products.  The decrease in Avionics & Controls segment sales was due to lower demand for defense products and lower sales to adjacent markets.

Consolidated gross margin was 33.0% and 33.2% in fiscal 2017 and 2016, respectively.

Selling, general and administrative expense decreased by $21.6 million to $375.0 million or 18.7% of sales, compared with fiscal 2016, mainly due to decreased bad debt and integration expense of $8 million and $7 million, respectively.

Research, development and engineering spending increased by $10.1 million to $109.8 million or 5.5% of sales, compared with fiscal 2016, reflecting higher activity across all segments.

The income tax rate was 21.5% in fiscal 2017 compared with 16.1% in the prior-year period, mainly reflecting U.K. limitations on interest expense deductions.

Earnings from continuing operations in fiscal 2017 were $118.9 million, or $3.96 per diluted share, compared with $113.2 million, or $3.80 per diluted share, in the prior-year period.  Loss from discontinued operations in fiscal 2017 was

$7.3 million, or $0.24 per diluted share, compared with $15.3 million, or $0.51 per diluted share, in the prior-year period.  Net income for fiscal 2017 was $111.6 million, or $3.72 per diluted share, compared with $98.0 million, or $3.29 per diluted share, in the prior-year period.

Cash flows from operating activities were $193.4 million in fiscal 2017 compared with $167.2 million in the prior-year period, mainly reflecting higher net earnings and cash receipts from the sale of products.

Our sales, gross profit and earnings results for the three- and twelve-month periods ended September 29, 2017, compared with the three- and twelve-month periods ended September 30, 2016, included a number of significant items which are summarized in the tables below.

The following is a roll forward of sales and gross profit from the restated fourth quarter of fiscal 2016 to the restated fourth quarter of fiscal 2017:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Three-month period ended September 30, 2016	$254,143	$180,876	$109,555	$544,574
Foreign currency gain (loss)	3,611	4,473	(93)	7,991
Forward contract gain (loss)	3,963	1,065	-	5,028
Sales volume	(36,083)	2,672	(13,547)	(46,958)
Defense Technologies energetic incident	-	-	18,015	18,015
Three-month period ended September 29, 2017	$225,634	$189,086	$113,930	$528,650

Gross Profit:
Three-month period ended September 30, 2016	93,329	65,286	35,668	194,283
Foreign currency gain (loss)	1,191	846	(23)	2,014
Forward contract gain (loss)	3,972	1,065	-	5,037
Volume/mix	(19,943)	(421)	(12,899)	(33,263)
Lower (higher) manufacturing costs	(3,061)	(6,270)	(1,500)	(10,831)
Business integration	897	-	-	897
Cost initiatives	-	566	849	1,415
Defense Technologies energetic incident	-	-	7,624	7,624
Other	-	(2,136)	1,188	(948)
Three-month period ended September 29, 2017	$76,385	$58,936	$30,907	$166,228

The following is a roll forward of sales and gross profit from restated fiscal 2016 to restated fiscal 2017:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Twelve-month period ended September 30, 2016	$861,636	$695,712	$436,105	$1,993,453
Foreign currency gain (loss)	469	(2,919)	(10,082)	(12,532)
Forward contract gain (loss)	10,647	(469)	-	10,178
Sales volume	(31,975)	32,049	(6,833)	(6,759)
Defense Technologies energetic incident	-	-	15,964	15,964
Twelve-month period ended September 29, 2017	$840,777	$724,373	$435,154	$2,000,304

Gross Profit:
Twelve-month period ended September 30, 2016	284,466	244,435	132,979	661,880
Foreign currency gain (loss)	1,038	(908)	(2,487)	(2,357)
Forward contract gain (loss)	10,790	(469)	-	10,321
Volume/mix	(16,821)	16,459	(7,512)	(7,874)
Lower (higher) manufacturing costs	(8,080)	(6,642)	(4,770)	(19,492)
Factory layout costs (Kaikaku)	1,597	-	-	1,597
Business integration	4,712	-	-	4,712
Cost initiatives	57	1,899	1,894	3,850
Defense Technologies energetic incident	-	-	5,503	5,503
Other	1,098	(80)	887	1,905
Twelve-month period ended September 29, 2017	$278,857	$254,694	$126,494	$660,045

The following table shows the average foreign exchange rates for the British pound, Canadian dollar and euro relative to the U.S. dollar for the three- and twelve-month periods ended September 29, 2017, and September 30, 2016.

	Three-Months Ended			Twelve-Months Ended
	September 29,	September 30,		September 29,	September 30,
	2017	2016	Change	2017	2016	Change

GBP to USD	1.3076	1.3164	(0.7)%	1.2712	1.4208	(10.5)%
CAD to USD	0.7973	0.7680	3.8%	0.7616	0.7579	0.5%
EURO to USD	1.1765	1.1188	5.2%	1.1060	1.1077	(0.2)%

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

Fiscal 2017 Compared with Fiscal 2016

Sales for fiscal 2017 increased by $6.9 million, or 0.3%, from fiscal 2016.

	Increase (Decrease)
In Thousands	From Prior Year	2017	2016
		(Restated)	(Restated)

Avionics & Controls	(2.4)%	$840,777	$861,636
Sensors & Systems	4.1%	724,373	695,712
Advanced Materials	(0.2)%	435,154	436,105
Total Net Sales		$2,000,304	$1,993,453

The $21 million decrease in Avionics & Controls sales over fiscal 2016 mainly reflected the following;

•	Lower sales volumes of avionics systems of $10 million mainly due to the T-6B military trainer program for the U.S. Navy nearing completion
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

The $29 million increase in Sensors & Systems sales over the prior-year period principally reflected the following:

•

Higher sales of power systems of $15 million principally for ground fault indicators of $6 million due to an FAA requirement completed in the third quarter of fiscal 2017, and higher sales of power systems for defense and industrial applications

•	Higher sales volumes of connection technologies systems for industrial applications of $9 million
•	Higher sales of advanced sensors of $8 million due to equally strong OEM and aftermarket demand
•	Partially offset by unfavorable effect of foreign currency exchange rates of $3 million

The $1 million decrease in Advanced Materials sales over the prior-year period mainly reflected the following:

•	Decreased sales volumes of engineered materials of $4 million mainly due to a new long-term contract for defense applications replacing a higher priced product
•	Decreased sales volumes of combustible ordnance of $3 million
•	Unfavorable effect of foreign currency exchange rates of $10 million
•

These decreases were partially offset by higher sales volumes of countermeasure flare devices of $16 million mainly due to the return of full production following the May 2016 incident noted in the Overview section

Foreign sales originating from non-U.S. locations, together with export sales by domestic operations, totaled $1.2 billion for both fiscal 2017 and 2016, respectively, and accounted for 58.7% and 57.9% of our sales in fiscal 2017 and 2016, respectively.

Overall, gross margin was 33.0% and 33.2% for fiscal 2017 and 2016, respectively.  Gross profit was $660.0 million and $661.9 million for fiscal 2017 and 2016, respectively.  Gross profit was impacted by $3.9 million in restructuring expense and $4.3 million in integration expense in fiscal 2016.  Gross profit and gross margin percentage by segment were as follows:

	Increase (Decrease)
In Thousands	From Prior Year	2017	2016
		(Restated)	(Restated)

Avionics & Controls	(2.0)%	$278,857	$284,466
Sensors & Systems	4.2%	254,694	244,435
Advanced Materials	(4.9)%	126,494	132,979
Total Gross Profit		$660,045	$661,880

Avionics & Controls	0.2%	33.2%	33.0%
Sensors & Systems	0.1%	35.2%	35.1%
Advanced Materials	(1.4)%	29.1%	30.5%
Gross Margin Percentage		33.0%	33.2%

Avionics & Controls segment gross margin was 33.2% and 33.0% for fiscal 2017 and 2016, respectively.  Segment gross profit was $278.9 million compared with $284.5 million in the prior-year period.  The $6 million decrease in gross profit mainly reflected the following:

•	A $17 million decrease due to sales volume/mix mainly due to lower sales of avionics systems for the T-6B
•	Higher manufacturing expenses and other expenses of $8 million reflecting a lower recovery of fixed overhead on decreased sales and start-up manufacturing costs of a new cockpit control program
•	Partially offset by
•	Integration and factory Kaikaku or layout expenses incurred in the prior year of $6 million
•	A $12 million favorable effect of change of foreign currency rates

Sensors & Systems segment gross margin was 35.2% and 35.1% for fiscal 2017 and 2016, respectively.  Segment gross profit was $254.7 million compared with $244.4 million in the prior-year period.  The $10 million increase in Sensors & Systems segment gross profit mainly reflected the following:

•	A $16 million increase in volume/mix mainly due to higher sales of advanced sensors and power systems
•	A $2 million decrease in restructuring expense for advanced sensors operations incurred in the prior-year period
•	Partially offset by
•	Higher manufacturing costs of $7 million due to employee turnover and inefficient operations in mainly low-cost countries
•	A $1 million unfavorable effect of change in foreign currency exchange rates

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

Selling, general and administrative expenses (which include corporate expenses) totaled $375.0 million, or 18.7% of sales, and $396.5 million, or 19.9% of sales, for fiscal 2017 and 2016, respectively.  The $22 million decrease in selling, general and administrative expense mainly reflected the following:

•	An $8 million decrease in bad debt expense
•	A $7 million decrease in integration expense
•	A $7 million effect of change in foreign currency exchange rates
•	Partially offset by a $2 million increase in enterprise software license fees

Research, development and engineering spending was $109.8 million, or 5.5% of sales, for fiscal 2017 compared with $99.7 million, or 5.0% of sales, for the prior-year period.  The $10.1 million increase in research, development and engineering principally reflected higher activity across all three segments including Embraer E2, Lockheed Martin C-130 and Embraer KC-390 developments.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for fiscal 2017 totaled $251.8 million, or 12.6% of sales, compared with $237.5 million, or 11.9% of sales, for fiscal 2016.  Segment earnings by segment were as follows:

	Increase (Decrease)
In Thousands	From Prior Year	2017	2016
		(Restated)	(Restated)

Avionics & Controls	13.1%	$91,040	$80,521
Sensors & Systems	5.4%	86,902	82,466
Advanced Materials	(0.8)%	73,891	74,515
Total Segment Earnings		$251,833	$237,502

Avionics & Controls	1.5%	10.8%	9.3%
Sensors & Systems	0.1%	12.0%	11.9%
Advanced Materials	(0.1)%	17.0%	17.1%
Segment Earnings Percentage		12.6%	11.9%

Avionics & Controls segment earnings were $91.0 million, or 10.8% of sales, for fiscal 2017 and $80.5 million, or 9.3% of sales, for fiscal 2016.  The $11 million increase in Avionics & Controls segment earnings mainly reflected the following:

•	An $8 million decrease in bad debt expense
•	An $8 million decrease in integration expense
•	A $2 million favorable effect of foreign currency rates
•	Partially offset by
•	A $6 million decrease in gross profit
•	A $2 million increase in research, development and engineering expenses

Sensors & Systems segment earnings were $86.9 million, or 12.0% of sales, for fiscal 2017 compared with $82.5 million, or 11.9% of sales, for fiscal 2016.  The $4 million increase in Sensors & Systems segment earnings principally reflected the following:

•	A $10 million increase in gross profit
•	A $2 million decrease in restructuring expense
•	Partially offset by
•	A $6 million increase in research, development and engineering expenses
•	A $2 million increase in selling, general and administrative expense mainly due to information technologies expenses

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

The income tax rates were 21.5% and 16.1% for fiscal 2017 and 2016, respectively.  The income tax rate in the current year was higher primarily due to U.K. limitations on interest expense deductions.  Both years benefited from various tax credits, certain foreign interest deductions, and lower income tax rates on permanently invested foreign sourced income.  The income tax rate in fiscal 2017 and 2016 principally reflected the following discrete income tax items:

•

During fiscal 2017, we recognized $8.6 million of discrete tax benefits primarily related to a reduction of the income tax rate in France for fiscal year 2020 and beyond and the early adoption of the accounting standard update for employee share-based payment awards

•	In fiscal 2016, we recognized approximately $2.9 million of discrete tax benefits principally related to the enactment of tax laws reducing the U.K. statutory income tax rate

We expect the income tax rate to be approximately 27% to 28% in fiscal 2018.

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  As of the filing of this document, we had not completed our accounting for the tax effects of enactment of the Act.  However, we made a reasonable estimate of the effects on our existing deferred tax balances and the on-time transition tax based on our total post-1986 earnings and profits that we previously deferred from U.S. income tax.  We estimated a provisional amount of $6.6 million related to the remeasurement of our deferred income tax balance and a provisional amount of $42.0 million related to our one-time transition tax liability based on post-1986 earnings and profits, and these charges will be included in our results for the first quarter of fiscal 2018.

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

Fiscal 2016 Compared with Fiscal 2015

Sales for fiscal 2016 decreased by $9.3 million, or 0.5%, from fiscal 2015.  Fiscal 2015 benefited from a strong October 2014.  The last Friday in October 2014 was our previous year-end, and in changing our year-end from the last Friday in October to the last Friday in September, October 2014 was included in our recast first fiscal quarter of 2015.  Fiscal 2016 consisted of 52 weeks and fiscal 2015 consisted of 53 weeks.

	Increase (Decrease)
In Thousands	From Prior Year	2016	2015
		(Restated)	(Unaudited) (Recast)

Avionics & Controls	4.3%	$861,636	$826,044
Sensors & Systems	(2.7)%	695,712	714,965
Advanced Materials	(5.6)%	436,105	461,784
Total Net Sales		$1,993,453	$2,002,793

The $36 million increase in Avionics & Controls sales over fiscal 2015 mainly reflected acquired sales from the acquisition of the advanced displays business based in Belgium, which we refer to as EAD, of $52 million, in addition to organic EAD sales growth of $21 million, partially offset by the following:

•	Lower sales volumes of $9 million
•

Lower sales volumes of avionics systems of $20 million for certain commercial and defense programs, including an $8 million decrease on the T-6B military trainer program for the U.S. Navy nearing completion

•

Lower sales volumes of control and communication systems of $11 million due to decreased sales of headset communication devices for defense applications of $17 million, mainly due to the shipment of delinquent orders in fiscal 2015 and a strong October 2014, partially offset by increased sales volumes of secure communications of $5 million

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

The $26 million decrease in Advanced Materials sales over the prior-year period mainly reflected the following:

•

Decreased sales volumes of defense technologies of $18 million mainly due to an energetic incident that occurred at one of our countermeasure operations in May 2016 that halted operations at the facility through early September 2016 for investigation of the incident, repairs to the building and equipment, and implementation of process and facility improvements

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

Overall, gross margin was 33.2% and 33.8% for fiscal 2016 and 2015, respectively.  Gross profit was $661.9 million and $677.8 million for fiscal 2016 and 2015, respectively.  Gross profit was impacted by $3.8 million and $6.5 million in restructuring expense in fiscal 2016 and 2015, respectively.  Gross profit and gross margin percentage by segment were as follows:

	Increase (Decrease)
In Thousands	From Prior Year	2016	2015
			(Unaudited)
			(Recast)
		(Restated)	(Restated)

Avionics & Controls	1.9%	$284,466	$279,239
Sensors & Systems	(2.0)%	244,435	249,418
Advanced Materials	(10.9)%	132,979	149,177
Total Gross Profit		$661,880	$677,834

Avionics & Controls	(0.8)%	33.0%	33.8%
Sensors & Systems	0.2%	35.1%	34.9%
Advanced Materials	(1.8)%	30.5%	32.3%
Gross Margin Percentage		33.2%	33.8%

Avionics & Controls segment gross margin was 33.0% and 33.8% for fiscal 2016 and 2015, respectively.  Segment gross profit was $284.5 million compared with $279.2 million in the prior-year period.  The $5 million increase in gross profit mainly reflected the following:

•	$21 million in acquired gross profit from the EAD acquisition
•	$7 million in an EAD fair value of inventory adjustment recorded in the prior-year period
•	Substantially offset by
•	A $12 million decrease due to sales volume/mix mainly due to lower sales of control and communication systems
•	A $7 million decrease due to higher manufacturing costs primarily at control and communication systems operations
•	A $3 million decrease due to an unfavorable effect of changes in foreign currency exchange rates, EAD integration expense, partially offset by a favorable estimated cost at completion adjustment

Sensors & Systems segment gross margin was 35.1% and 34.9% for fiscal 2016 and 2015, respectively.  Segment gross profit was $244.4 million compared with $249.4 million in the prior-year period.  The $5 million decrease in Sensors & Systems segment gross profit mainly reflected the following:

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

Selling, general and administrative expenses (which include corporate expenses) totaled $396.5 million, or 19.9% of sales, and $386.1 million, or 19.3% of sales, for fiscal 2016 and 2015, respectively.  The $10 million increase in selling, general and administrative expense mainly reflected the following:

•	An $11 million increase due to incremental EAD expenses
•	An $8 million increase in bad debt expense
•	A $6 million increase in stock option expense, severance and segment pension expense
•	Partially offset by
•	A $11 million decrease in corporate expense due to lower professional fees primarily for compliance and a $3 million pension settlement recorded in fiscal 2015
•	A $2 million favorable effect of foreign currency rates
•	A $2 million write-off of fixed assets due to an avionics systems program realignment in the prior year

Research, development and engineering spending was $99.7 million, or 5.0% of sales, for fiscal 2016 compared with $100.8 million, or 5.0% of sales, for the prior-year period.  The $1.1 million decrease in research, development and engineering principally reflected lower spending for Avionics & Controls, partially offset by incremental expense from EAD of $7 million.

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

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for fiscal 2016 totaled $237.5 million, or 11.9% of sales, compared with $266.9 million, or 13.3% of sales, for fiscal 2015.  Segment earnings by segment were as follows:

	Increase (Decrease)
In Thousands	From Prior Year	2016	2015
			(Unaudited)
			(Recast)
		(Restated)	(Restated)

Avionics & Controls	(13.7)%	$80,521	$93,319
Sensors & Systems	0.3%	82,466	82,211
Advanced Materials	(18.4)%	74,515	91,334
Total Segment Earnings		$237,502	$266,864

Avionics & Controls	(2.0)%	9.3%	11.3%
Sensors & Systems	0.4%	11.9%	11.5%
Advanced Materials	(2.7)%	17.1%	19.8%
Segment Earnings Percentage		11.9%	13.3%

Avionics & Controls segment earnings were $80.5 million, or 9.3% of sales, for fiscal 2016 and $93.3 million, or 11.3% of sales, for fiscal 2015.  The $13 million decrease in Avionics & Controls segment earnings mainly reflected the following:

•	EAD incremental operating expenses of $18 million
•	An $8 million increase in bad debt expense
•	A $4 million unfavorable effect of foreign currency rates and increase in severance
•	Partially offset by
•	A $5 million increase in gross profit
•

A $10 million decrease in research, development and engineering for avionics systems and control and communication systems, and a $2 million write-off of fixed assets due to an avionics systems program realignment in the prior year

Sensors & Systems segment earnings were $82.5 million, or 11.9% of sales, for fiscal 2016 compared with $82.2 million, or 11.5% of sales, for fiscal 2015.  The $0.2 million increase in Sensors & Systems segment earnings principally reflected the following:

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

The income tax rates were 16.1% and 16.2% for fiscal 2016 and 2015, respectively.  The decrease in the income tax rate principally reflected the following:

•	During fiscal 2016, we recognized $1.4 million of additional tax benefits primarily due to the release of reserves upon the settlement of an audit
•	Both years benefited from various tax credits, certain foreign interest deductions, and lower income tax rates on permanently invested foreign sourced income

Liquidity and Capital Resources

Working Capital and Statement of Cash Flows

Cash and cash equivalents at the end of fiscal 2017 totaled $307.8 million, an increase of $49.3 million from September 30, 2016.  Net working capital increased to $874.9 million at the end of fiscal 2017 from $773.2 million at the end of the prior year.

Cash flows from operating activities were $193.4 million and $167.2 million in fiscal 2017 and 2016, respectively.  The increase principally reflected higher net earnings and cash receipts from the sale of products.  Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expense.

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

Debt Financing

U.S. Credit Facility

On April 9, 2015, we amended the secured credit facility to extend the expiration to April 9, 2020, increase the revolving credit facility to $500 million, and provide for a delayed-draw term loan facility of $250 million.  We recorded $2.3 million in debt issuance costs.  The credit facility is secured by substantially all the Company’s assets and interest is based on standard inter-bank offering rates.  The interest rate ranges from LIBOR plus 1.25% to LIBOR plus 2.00%, depending on the leverage ratios at the time the funds are drawn.  At September 29, 2017, we had $50.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.50%, which was 2.74%.  An additional $27.5 million of unsecured foreign currency credit facilities have been extended by foreign banks for a total of $527.5 million available companywide.  Available credit under the above credit facilities was $461.6 million at fiscal 2017 year end, when reduced by outstanding borrowings of $50.0 million and letters of credit of $15.9 million.  On February 13, 2018, the Company obtained a waiver and consent from the required lenders under the Company’s U.S. credit facilities of the financial reporting breaches resulting from the Restatement described in Note 2 of this Form 10-K/A.

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

Share Repurchase Program

On June 19, 2014, our Board of Directors approved a share repurchase program and authorized the repurchase of up to $200 million of outstanding shares of common stock.  In March 2015 our Board of Directors authorized an additional $200 million.  Under the program, the Company is authorized to repurchase up to $400 million of the outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  In fiscal 2015 we repurchased 2,562,122 shares under this program at an average price paid per share of $101.29, for an aggregate purchase price of $259.5 million.  In fiscal 2016 we repurchased 304,577 shares under this program at an average price paid per share of $61.51, for an aggregate purchase price of $18.7 million.  There were no shares repurchased during fiscal 2017.  During the three months ended December 29, 2017, the Company repurchased 287,500 shares under this program at an average price paid per share of $71.11, for an aggregate purchase price of $20.4 million. Subsequent to December 29, 2017, we repurchased 313,900 shares under this program at an average price paid per share of $72.25, for an aggregate purchase price of $23.0 million through March 30, 2018.  Since the program began, the Company has repurchased 3,737,327 shares for an aggregate purchase price of $352.0 million, with $48.0 million in shares remaining available for repurchase in the future.

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

Research and Development Expense

For the three years ended September 29, 2017, research and development expense averaged 5.2% of sales.  We estimate that research and development expense in fiscal 2018 will be approximately 5.0% of sales for the full year.

Contractual Obligations

The following table summarizes our restated outstanding contractual obligations as of fiscal 2017 year end.  Liabilities for income taxes were excluded from the table, as we are not able to make a reasonably reliable estimate of the amount and period of related future payments.

In Thousands		Less than	1‒3	4‒5	After 5
	Total	1 year	years	years	years

Long-term debt [1]	$854,520	$23,374	$281,075	$24,587	$525,484
Interest obligations	95,039	21,539	38,169	28,265	7,066
Operating lease obligations	51,807	13,382	18,528	10,876	9,021
Purchase obligations	671,962	648,313	22,555	1,094	-
Total contractual obligations	$1,673,328	$706,608	$360,327	$64,822	$541,571

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Statement of Operations

In Thousands, Except Per Share Amounts

				Eleven
				Months
	Twelve Months Ended			Ended
	2017	2016	2015	2015
	(Restated)	(Restated)	(Unaudited) (Recast) (Restated)	(Restated)

Net Sales	$2,000,304	$1,993,453	$2,002,793	$1,774,449
Cost of Sales	1,340,259	1,331,573	1,324,959	1,186,606
	660,045	661,880	677,834	587,843
Expenses
Selling, general & administrative	374,981	396,548	386,140	348,766
Research, development and engineering	109,778	99,710	100,803	91,868
Restructuring charges	-	4,873	8,143	6,639
Insurance recovery	(7,789)	(5,000)	-	-
Other income	-	-	(12,503)	(12,503)
Total Expenses	476,970	496,131	482,583	434,770

Operating Earnings from Continuing Operations	183,075	165,749	195,251	153,073
Interest Income	(527)	(367)	(632)	(578)
Interest Expense	30,208	30,091	33,114	30,090
Loss on Extinguishment of Debt	-	-	11,451	11,451

Earnings from Continuing Operations Before Income Taxes	153,394	136,025	151,318	112,110
Income Tax Expense	33,025	21,857	24,443	16,486
Earnings from Continuing Operations Including Noncontrolling Interests	120,369	114,168	126,875	95,624

Earnings Attributable to Noncontrolling Interests	(1,504)	(949)	(427)	(401)
Earnings from Continuing Operations Attributable to Esterline, Net of Tax	118,865	113,219	126,448	95,223

Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(7,311)	(15,266)	(40,319)	(37,053)

Net Earnings Attributable to Esterline	$111,554	$97,953	$86,129	$58,170

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$4.00	$3.84	$4.11	$3.10
Discontinued operations	(0.25)	(0.52)	(1.31)	(1.21)
Earnings (Loss) Per Share	$3.75	$3.32	$2.80	$1.89

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$3.96	$3.80	$4.05	$3.05
Discontinued operations	(0.24)	(0.51)	(1.29)	(1.19)
Earnings (Loss) Per Share	$3.72	$3.29	$2.76	$1.86

See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income (Loss)

In Thousands

				Eleven
				Months
	Twelve Months Ended			Ended
	2017	2016	2015	2015
			(Unaudited) (Recast)
	(Restated)	(Restated)	(Restated)	(Restated)

Net Earnings	$111,554	$97,953	$86,129	$58,170

Change in Fair Value of Derivative Financial Instruments	17,783	18,627	(10,456)	(8,763)
Income Tax (Expense) Benefit	(4,969)	(4,959)	3,294	2,147
	12,814	13,668	(7,162)	(6,616)

Change in Pension and Post-Retirement Obligations	34,564	(16,622)	(20,199)	(9,499)
Income Tax (Expense) Benefit	(11,848)	6,029	7,246	3,703
	22,716	(10,593)	(12,953)	(5,796)

Foreign Currency Translation Adjustment	46,220	(42,867)	(175,222)	(164,839)
Comprehensive Income (Loss)	$193,304	$58,161	$(109,208)	$(119,081)

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

In Thousands, Except Share and Per Share Amounts

As of September 29, 2017 and September 30, 2016	2017	2016
	(Restated)	(Restated)

Assets

Current Assets
Cash and cash equivalents	$307,826	$258,520
Cash in escrow	-	1,125
Accounts receivable, net of allowances of $16,035 and $17,028	430,524	421,511
Inventories	477,969	447,095
Income tax refundable	12,814	5,183
Prepaid expenses	19,239	18,378
Other current assets	13,836	5,368
Current assets of businesses held for sale	6,501	15,450
Total Current Assets	1,268,709	1,172,630

Property, Plant and Equipment
Land	32,728	28,152
Buildings	269,220	240,878
Machinery and equipment	560,767	526,760
	862,715	795,790
Accumulated depreciation	514,081	457,756
	348,634	338,034

Other Non-Current Assets
Goodwill	1,053,573	1,024,667
Intangibles, net	359,166	393,035
Deferred income tax benefits	56,793	75,790
Other assets	19,804	13,834
Non-current assets of businesses held for sale	13,334	11,400
Total Assets	$3,120,013	$3,029,390

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet (continued)

In Thousands, Except Share and Per Share Amounts

As of September 29, 2017 and September 30, 2016	2017	2016
	(Restated)	(Restated)

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable	$138,595	$126,607
Accrued liabilities	230,007	235,649
Current maturities of long-term debt	17,424	16,774
U.S. and foreign income taxes	582	9,695
Current liabilities of businesses held for sale	7,184	10,813
Total Current Liabilities	393,792	399,538

Long-Term Liabilities
Credit facilities	50,000	155,000
Long-term debt, net of current maturities	709,424	698,796
Deferred income tax liabilities	43,978	54,325
Pension and post-retirement obligations	66,981	92,520
Other liabilities	18,838	23,026
Non-current liabilities of businesses held for sale	1,724	320

Shareholders' Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued 33,117,473 and 32,564,252 shares	6,623	6,513
Additional paid-in capital	738,329	703,134
Treasury stock at cost, repurchased 3,135,927 and 3,135,927 shares	(308,514)	(308,514)
Retained earnings	1,655,187	1,542,778
Accumulated other comprehensive loss	(266,870)	(348,620)
Total Esterline shareholders' equity	1,824,755	1,595,291
Noncontrolling interests	10,521	10,574
Total Shareholders' Equity	1,835,276	1,605,865
Total Liabilities and Shareholders' Equity	$3,120,013	$3,029,390

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows

In Thousands

				Eleven
				Months
	Twelve Months Ended			Ended
	2017	2016	2015	2015
	(Restated)	(Restated)	(Unaudited) (Recast) (Restated)	(Restated)

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$113,058	$98,902	$86,556	$58,571
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	103,770	100,258	103,357	90,575
Deferred income taxes	(4,490)	(22,274)	(14,313)	(14,124)
Share-based compensation	9,323	13,986	12,106	10,771
Gain on sale of discontinued operations	(793)	-	-	-
Gain on release of non-income tax liability	-	-	(15,656)	(15,656)
Loss on assets held for sale	2,906	8,448	30,792	31,154
Working capital changes, net of effect of acquisitions:
Accounts receivable	(2,688)	(44,494)	(13,459)	10,486
Inventories	(16,045)	(1,554)	9,642	(3,293)
Prepaid expenses	(291)	4,554	(3,113)	(4,416)
Other current assets	1,108	373	(2,068)	(3,567)
Accounts payable	6,987	5,481	7,516	(9,714)
Accrued liabilities	(15,398)	(6,035)	17,294	9,280
Federal and foreign income taxes	(16,956)	14,184	(24,409)	(16,203)
Other liabilities	4,903	(3,194)	5,171	6,201
Other, net	8,055	(1,473)	(5,750)	(5,770)
	193,449	167,162	193,666	144,295

Cash Flows Provided (Used) by Investing Activities
Purchase of capital assets	(58,040)	(68,472)	(55,407)	(49,341)
Escrow deposit	-	(1,125)	-	-
Proceeds from sale of discontinued operations	600	3,654	30,156	30,156
Proceeds from sale of capital assets	-	-	1,592	1,592
Acquisition of business, net of cash acquired	-	-	(155,975)	(155,975)
	(57,440)	(65,943)	(179,634)	(173,568)

Consolidated Statement of Cash Flows (continued)

In Thousands

				Eleven
				Months
	Twelve Months Ended			Ended
	2017	2016	2015	2015
	(Restated)	(Restated)	(Unaudited) (Recast) (Restated)	(Restated)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	28,116	6,139	16,573	14,063
Withholding taxes on restricted stock units vested	(1,150)	-	-	-
Excess tax benefits from share-based compensation	-	567	2,613	1,973
Shares repurchased	-	(18,734)	(269,257)	(259,518)
Repayment of long-term credit facilities	(110,000)	(50,000)	(415,000)	(405,000)
Repayment of long-term debt	(16,392)	(12,360)	(418,999)	(416,827)
Proceeds from long-term credit facilities	5,000	45,000	465,000	465,000
Proceeds from issuance of long-term debt	-	-	606,532	606,532
Proceeds from government assistance	-	-	3,083	3,007
Debt and other issuance costs	-	-	(8,263)	(8,263)
	(94,426)	(29,388)	(17,718)	967

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	7,723	(4,666)	(18,210)	(18,483)
Net Increase (Decrease) in Cash and Cash Equivalents	49,306	67,165	(21,896)	(46,789)

Cash and Cash Equivalents - Beginning of Year	258,520	191,355	213,251	238,144
Cash and Cash Equivalents - End of Year	$307,826	$258,520	$191,355	$191,355

Supplemental Cash Flow Information:
Cash paid for interest	$27,441	$27,679	$28,075	$26,638
Cash paid for taxes	51,078	24,803	43,543	34,550

Supplemental Non-cash Investing and Financing Activities:
Capital asset and lease obligation additions	$4,010	$11,260	$-	$-

See Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders’ Equity and

Noncontrolling Interests

In Thousands, Except Per Share Amounts

			Eleven
			Months
	Twelve Months Ended		Ended
	2017	2016	2015
	(Restated)	(Restated)	(Restated)

Esterline Shareholders' Equity
Common Stock, Par Value $.20 Per Share
Beginning of year	$6,513	$6,476	$6,425
Shares issued under employee stock plans	110	37	51
End of year	6,623	6,513	6,476

Additional Paid-in Capital
Beginning of year	703,134	682,479	655,723
Shares issued under employee stock plans	26,727	6,669	15,985
Cumulative effect of change in accounting principle	(855)	-	-
Share-based compensation expense	9,323	13,986	10,771
End of year	738,329	703,134	682,479

Treasury Stock
Beginning of year	(308,514)	(289,780)	(30,262)
Shares repurchased	-	(18,734)	(259,518)
End of year	(308,514)	(308,514)	(289,780)

Retained Earnings
Beginning of year	1,542,778	1,444,825	1,386,655
Cumulative effect of change in accounting principle	855	-	-
Net earnings	111,554	97,953	58,170
End of year	1,655,187	1,542,778	1,444,825

Accumulated Other Comprehensive Income (Loss)
Beginning of year	(348,620)	(308,828)	(131,577)
Change in fair value of derivative financial instruments, net of tax (expense) benefit of $(4,969), $(4,959) and $2,147	12,814	13,668	(6,616)
Change in pension and post-retirement obligations, net of tax (expense) benefit of $(11,848), $6,029 and $3,703	22,716	(10,593)	(5,796)
Foreign currency translation adjustment	46,220	(42,867)	(164,839)
End of year	(266,870)	(348,620)	(308,828)
Total Esterline Shareholders' Equity	1,824,755	1,595,291	1,535,172

Noncontrolling Interests
Beginning of year	10,574	10,324	10,183
Net changes in equity attributable to noncontrolling interests	(53)	250	141
End of year	10,521	10,574	10,324
Total Shareholders' Equity	$1,835,276	$1,605,865	$1,545,496

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Restated)

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

Recent Accounting Pronouncements

In March 2017 the Financial Accounting Standards Board (FASB) issued new guidance on the presentation of the net periodic cost of post-retirement benefit programs.  The new standard requires sponsors of defined benefit post-retirement plans to present the non-service cost components of net periodic benefit cost separate from the service cost component on the income statement.  The new standard also requires that the non-service cost components of net periodic benefit cost no longer be capitalized within assets.  The Company is evaluating the effect the standard will have on the Company’s consolidated financial statements and related disclosures beyond the change in income statement presentation.  This new standard is effective for the Company in fiscal year 2019, with early adoption permitted.

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

Revenue Recognition

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

NOTE 2:  Restatement

The Company restated its consolidated financial statements for fiscal 2017, 2016, the 11-month period ended October 2, 2015 transition period, fiscal 2015 and the quarters in fiscal 2017 and 2016 (the Restatement).  The Restatement corrects three categories of errors.  The first category includes misstatements related to unreconciled intercompany transactions for purchases and sales of manufactured products and research, development and engineering expenses at our power systems French and U.S. business units included in our Sensors & Systems segment.  The second category includes errors from a re-examination of the power systems balance sheet for fiscal 2017, fiscal 2016 and fiscal 2015, initiated following the discovery of the first category of errors, that identified misstatements related to unbilled accounts receivable under a long-term contract and work-in-process from customer-funded research, development and engineering at our U.S. and French power systems business units and elimination of gross margin on inter-company inventory in consolidation of our power systems business unit.

The third category includes out-of-period errors in income tax expense, stock compensation expense, a lower of cost or market inventory reserve, and sales and cost of goods sold on a long-term contract.

A summary of the effects of the Restatement for fiscal years 2017, 2016 and the 2015 transition period is as follows:

					Eleven Months Ended
In Thousands, Except Per Share Amounts	2017		2016		2015
	(As Reported)	(Restated)	(As Reported)	(Restated)	(As Reported)	(Restated)
Consolidated Statement of Operations
Net Sales	$2,002,195	$2,000,304	$1,992,631	$1,993,453	$1,774,449	$1,774,449
Cost of Sales	1,336,736	1,340,259	1,331,386	1,331,573	1,185,056	1,186,606
Selling, general & administrative	375,413	374,981	395,274	396,548	346,781	348,766
Research, development and engineering	103,024	109,778	95,939	99,710	91,491	91,868
Operating Earnings from Continuing Operations	194,811	183,075	170,159	165,749	156,985	153,073
Income Tax Expense	38,928	33,025	22,535	21,857	18,956	16,486
Earnings from Continuing Operations Attributable to Esterline, Net of Tax	124,698	118,865	116,951	113,219	96,665	95,223
Net Earnings Attributable to Esterline	117,387	111,554	101,685	97,953	59,612	58,170

Earnings Per Share Attributable to Esterline - Basic:
Continuing operations	$4.19	$4.00	$3.97	$3.84	$3.15	$3.10
Earnings Per Share	$3.94	$3.75	$3.45	$3.32	$1.94	$1.89

Earnings Per Share Attributable to Esterline - Diluted:
Continuing operations	$4.15	$3.96	$3.93	$3.80	$3.10	$3.05
Earnings Per Share	$3.91	$3.72	$3.42	$3.29	$1.91	$1.86

In the consolidated financial statements, the impact of the restatement in fiscal 2014 are reflected in this Amendment as an adjustment of $0.9 million to beginning retained earnings for fiscal 2015.

A summary of the effects of the Restatement as of September 29, 2017, September 30, 2016, and October 2, 2015, is as follows:

In Thousands	2017		2016		2015
	(As Reported)	(Restated)	(As Reported)	(Restated)	(As Reported)	(Restated)
Consolidated Balance Sheet
Accounts receivable, net	$437,963	$430,524	$422,073	$421,511	$380,748	$380,450
Inventories	482,701	477,969	450,206	447,095	446,768	442,315
Prepaid expenses	18,816	19,239	17,909	18,378	23,008	23,156
Deferred income tax benefits	55,355	56,793	75,409	75,790	28,979	27,982
Accounts payable	133,101	138,595	121,816	126,607	117,976	118,734
Accrued liabilities	229,610	230,007	238,163	235,649	259,734	256,147
U.S. and foreign income taxes	6,111	582	10,932	9,695	2,404	1,861
Other liabilities	17,658	18,838	21,968	23,026	29,367	30,174
Deferred income tax liabilities	43,978	43,978	53,798	54,325	73,849	73,106
Total Shareholders' Equity	1,847,128	1,835,276	1,611,131	1,605,865	1,547,791	1,545,496

The Company did not present tables for the adjustments within the consolidated statement of cash flows, since all of the foregoing adjustments were within the operating activities section of the consolidated statement of cash flows.  These adjustments did not affect total cash flows from operating activities, financing activities or investing activities for any period presented.  Additionally, changes to the Consolidated Statement of Comprehensive Income (Loss), Consolidated Statement of Shareholders’ Equity and Noncontrolling Interests as well as additional footnotes were a result of the above adjustments.

NOTE 3:  Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the best estimate of probable losses inherent in the accounts receivable balance and is based on known past due accounts, historical experience and other currently available evidence.  Activity in the allowance for doubtful accounts was as follows:

In Thousands	2017	2016	2015

Beginning balance	$17,028	$10,050	$10,023
Charged to expense	1,647	9,690	1,502
Other [1]	-	-	378
Write-offs	(2,640)	(2,712)	(1,853)
	$16,035	$17,028	$10,050

1  Other includes balances acquired and balances reclassified to assets held for sale.

NOTE 4:  Inventories

Inventories at the end of fiscal 2017 and 2016 consisted of the following:

In Thousands	2017	2016
	(Restated)	(Restated)

Raw materials and purchased parts	$194,034	$176,438
Work in progress	167,543	156,191
Inventory costs under long-term contracts	10,648	12,844
Finished goods	105,744	101,622
	$477,969	$447,095

NOTE 5:  Goodwill

The following table summarizes the changes in goodwill by segment for fiscal 2017 and 2016:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Balance, October 2, 2015	$450,599	$387,707	$203,685	$1,041,991
Goodwill adjustments	(1,732)	-	-	(1,732)
Foreign currency translation adjustment	(6,073)	(2,140)	(7,379)	(15,592)
Balance, September 30, 2016	442,794	385,567	196,306	1,024,667

Foreign currency translation adjustment	13,224	14,266	1,416	28,906
Balance, September 29, 2017	$456,018	$399,833	$197,722	$1,053,573

NOTE 6:  Intangible Assets

Intangible assets at the end of fiscal 2017 and 2016 were as follows:

In Thousands		2017		2016
	Weighted	Gross		Gross
	Average Years	Carrying	Accum.	Carrying	Accum.
	Useful Life	Amount	Amort.	Amount	Amort.
Amortized Intangible Assets:
Programs	16	$625,470	$339,920	$607,276	$293,223
Core technology	12	15,926	13,123	15,926	11,778
Patents and other	12	89,736	60,335	86,286	51,250
Total		$731,132	$413,378	$709,488	$356,251

Indefinite-lived Intangible Assets:
Trademarks		$41,412		$39,798

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

Estimated amortization expense related to intangible assets for each of the next five fiscal years is as follows:

In Thousands

Fiscal Year

2018	$45,953
2019	45,076
2020	42,941
2021	41,555
2022	35,355

NOTE 7:  Accrued Liabilities

Accrued liabilities at the end of fiscal 2017 and 2016 consisted of the following:

In Thousands	2017	2016
	(Restated)	(Restated)

Payroll and other compensation	$120,428	$107,132
Commissions	4,442	5,901
Casualty and medical	16,067	14,933
Interest	6,592	6,397
Warranties	14,689	13,365
State and other tax accruals	5,222	4,737
Customer deposits	20,593	22,302
Deferred revenue	18,666	24,125
Contract reserves	5,109	8,051
Forward foreign exchange contracts	4,387	12,036
Litigation reserves	1,454	4,006
Environmental reserves	645	646
Deferred rent	1,645	1,925
Other	10,068	10,093
	$230,007	$235,649

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

NOTE 8:  Retirement Benefits

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

The following table presents the fair value of the Company’s Pension Plan assets as of September 29, 2017, by asset category segregated by level within the fair value hierarchy, as described in Note 9.

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

The following table presents the fair value of the Company’s Pension Plan assets as of September 30, 2016, by asset category segregated by level within the fair value hierarchy, as described in Note 9.

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

NOTE 9: Fair Value Measurements

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at the end of fiscal 2017 and 2016:

In Thousands	Level 2
	2017	2016
		(Restated)
Assets:
Derivative contracts designated as hedging instruments	$13,932	$3,130
Derivative contracts not designated as hedging instruments	284	143
Embedded derivatives	746	2,485

Liabilities:
Derivative contracts designated as hedging instruments	$464	$7,473
Derivative contracts not designated as hedging instruments	2,440	6,720
Embedded derivatives	2,239	985

In Thousands	Level 3
	2017	2016
Assets:
Estimated value of assets held for sale	$19,835	$26,850

Liabilities:
Estimated value of liabilities held for sale	$8,908	$11,133

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

NOTE 10:  Derivative Financial Instruments

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

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at the end of fiscal 2017 and 2016 consisted of:

In Thousands		Fair Value
	Classification	2017	2016
			(Restated)
Foreign Currency Forward Exchange Contracts:
	Other current assets	$11,433	$1,803
	Other assets	2,783	1,470
	Accrued liabilities	2,506	11,006
	Other liabilities	398	3,187

Embedded Derivative Instruments:
	Other current assets	$604	$1,864
	Other assets	142	621
	Accrued liabilities	1,657	866
	Other liabilities	582	119

The effect of derivative instruments on the Consolidated Statement of Operations for fiscal 2017 and 2016 consisted of:

Fair Value Hedges

The Company recognized the following gains (losses) on contracts designated as fair value hedges:

In Thousands	2017	2016

Embedded derivatives:
Gain (loss) recognized in sales	$(1,709)	$(3,552)

Cash Flow Hedges

The Company recognized the following gains (losses) on contracts designated as cash flow hedges:

In Thousands	2017	2016
		(Restated)

Foreign currency forward exchange contracts:
Gain (loss) recognized in AOCI (effective portion)	$26,093	$38,202
Gain (loss) reclassified from AOCI into sales	(8,310)	(19,575)

Net Investment Hedges

The Company recognized the following gains (losses) on contracts designated as net investment hedges:

In Thousands	2017	2016

2023 Notes and Accrued Interest:
Gain (loss) recognized in AOCI	$(19,016)	$(1,256)

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

NOTE 11:  Income Taxes

Income tax expense (benefit) from continuing operations for fiscal 2017, 2016 and 2015 consisted of:

In Thousands	2017	2016	2015
	(Restated)	(Restated)	(Restated)

Current
U.S. Federal	$2,914	$13,848	$9,743
State	146	(852)	493
Foreign	38,179	30,409	21,903
	41,239	43,405	32,139

Deferred
U.S. Federal	2,744	(6,893)	(7,686)
State	(157)	2,060	864
Foreign	(10,801)	(16,715)	(8,831)
	(8,214)	(21,548)	(15,653)
Income tax expense	$33,025	$21,857	$16,486

U.S. and foreign components of earnings from continuing operations before income taxes for fiscal 2017, 2016 and 2015 were:

In Thousands	2017	2016	2015
	(Restated)	(Restated)	(Restated)

U.S.	$39,119	$66,036	$39,624
Foreign	114,275	69,989	72,486
Earnings from continuing operations before income taxes	$153,394	$136,025	$112,110

Primary components of the Company’s deferred tax assets and liabilities at the end of the fiscal 2017 and 2016 resulted from temporary tax differences associated with the following:

In Thousands	2017	2016
	(Restated)	(Restated)

Reserves and liabilities	$52,632	$54,370
Loss carryforwards	53,175	51,760
Tax credit carryforwards	39,078	34,836
Employee benefits	12,720	13,853
Retirement benefits	14,907	22,703
Non-qualified stock options	10,937	13,760
Hedging activities	-	3,350
Other	3,940	1,003
Total deferred tax assets	187,389	195,635
Less valuation allowance	(45,601)	(43,503)
Total deferred tax assets, net of valuation allowance	141,788	152,132

Depreciation and amortization	(6,503)	(7,456)
Intangibles and amortization	(111,196)	(116,620)
Deferred costs	(5,668)	(3,907)
Hedging activities	(2,450)	-
Other	(3,156)	(2,684)
Total deferred tax liabilities	(128,973)	(130,667)
Net deferred tax assets (liabilities)	$12,815	$21,465

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

A reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate for fiscal 2017, 2016 and 2015 was as follows:

	2017	2016	2015
	(Restated)	(Restated)	(Restated)

U.S. statutory income tax rate	35.0%	35.0%	35.0%
Foreign taxes	-1.5%	-10.3%	-11.2%
Difference in foreign tax rates	-4.2%	-4.4%	-5.3%
Change in foreign tax rates and laws	-2.9%	0.0%	0.0%
Research and development credits	-3.5%	-5.2%	-5.3%
Non-deductible under consent agreement	0.0%	0.0%	2.3%
Domestic manufacturing deduction	-0.3%	-1.0%	-0.6%
Net change in tax reserves	-0.3%	-0.2%	-0.2%
State income taxes	0.5%	0.2%	0.1%
Other, net	-1.3%	2.0%	-0.1%
Effective income tax rate	21.5%	16.1%	14.7%

The increase in the year-over-year effective tax rate for fiscal 2017 is primarily attributable to the foreign tax law change that limits the interest expense deduction.  The increase is partially offset by the French tax law change that reduced its corporate income tax rate.

No provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries, since such earnings are considered indefinitely reinvested.  The amount of undistributed foreign earnings which are considered to be indefinitely reinvested at September 29, 2017, is approximately $668.4 million.  Furthermore, the Company determined it was not practical to estimate the deferred taxes on these earnings.  The amount of deferred income taxes is not practical to compute due to the complexity of the Company’s international holding company structure, layers of regulatory requirements that have to be evaluated to determine the amount of allowable dividends, numerous potential repatriation scenarios that could be created to facilitate the repatriation of earnings to the U.S., and the complexity of computing foreign tax credits.

A reconciliation of the amount of unrecognized tax benefits for fiscal 2017, 2016 and 2015 is as follows:

In Thousands	2017	2016	2015
	(Restated)	(Restated)	(Restated)

Unrecognized tax benefits as of the beginning of year	$7,877	$11,389	$14,826
Unrecognized gross benefit change:
Gross increase due to prior period adjustments	1,608	445	672
Gross decrease due to prior period adjustments	-	(475)	(2,793)
Gross increase due to current period adjustments	853	1,475	743
Gross decrease due to settlements with taxing authorities	-	(2,068)	-
Gross decrease due to a lapse of the statute of limitations	(1,490)	(2,889)	(2,059)
Total change in unrecognized gross benefit	971	(3,512)	(3,437)
Unrecognized tax benefits as of the end of the year	$8,848	$7,877	$11,389

Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$4,888	$6,626	$10,583

Statement of operations:
Total amount of interest income (expense) included in income tax expense	$33	$(308)	$(37)

Recognized in the statement of financial position:
Total amount of accrued interest included in income taxes payable	$616	$583	$891

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

NOTE 12:  Debt

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

As result of the Restatement as described in Note 2 of this Form 10-K/A, the Company was in non-compliance with its debt covenants under the U.S. credit facility requiring timely audited financial statements on Form 10-K and the timely filing of the Company’s Form 10-Q for the first fiscal quarter ended December 29, 2017.  On February 13, 2018, the Company’s lenders agreed to waive non-compliance of these covenants until March 31, 2018.

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

The Company is subject to purchase obligations for goods and services.  The purchase obligations include amounts under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery.  As of September 29, 2017, the restated Company’s purchase obligations were as follows:

In Thousands		Less than	1‒3	4‒5	After 5
	Total	1 year	years	years	years

Purchase obligations	$671,962	$648,313	$22,555	$1,094	$-

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

NOTE 14:  Employee Stock Plans

The Company has three share-based compensation plans, which are described below.  The compensation cost that has been charged against income for those plans for fiscal 2017 restated, 2016 restated, and 2015 was $9.3 million, $14.0 million, and $10.8 million, respectively.  The total income tax benefit recognized in the income statement for the share-based compensation arrangement for fiscal 2017, 2016, and 2015 was $2.3 million, $3.6 million, and $2.7 million, respectively.

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

NOTE 15:  Shareholders’ Equity

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

The components of Accumulated Other Comprehensive Loss:

In Thousands	2017	2016
	(Restated)	(Restated)

Unrealized gain (loss) on derivative contracts	$13,469	$(4,314)
Tax effect	(3,892)	1,077
	9,577	(3,237)

Pension and post-retirement obligations	(81,782)	(116,346)
Tax effect	27,956	39,804
	(53,826)	(76,542)

Currency translation adjustment	(222,621)	(268,841)
Accumulated other comprehensive loss	$(266,870)	$(348,620)

NOTE 16:  Acquisitions

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

NOTE 17:  Restructuring

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

NOTE 18:  Discontinued Operations

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

NOTE 19:  Business Segment Information

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

Details of the Company’s operations by business segment for the last three fiscal years were as follows:

				Eleven
				Months
	Twelve Months Ended			Ended
In Thousands	2017	2016	2015	2015
	(Restated)	(Restated)	(Unaudited) (Recast) (Restated)	(Restated)
Sales
Avionics & Controls	$840,777	$861,636	$826,044	$727,801
Sensors & Systems	724,373	695,712	714,965	633,446
Advanced Materials	435,154	436,105	461,784	413,202
	$2,000,304	$1,993,453	$2,002,793	$1,774,449

Earnings from Continuing Operations
Avionics & Controls	$91,040	$80,521	$93,319	$66,004
Sensors & Systems	86,902	82,466	82,211	69,766
Advanced Materials	73,891	74,515	91,334	80,951
Segment Earnings	251,833	237,502	266,864	216,721

Corporate expense	(68,758)	(71,753)	(84,116)	(76,151)
Other income	-	-	12,503	12,503
Interest income	527	367	632	578
Interest expense	(30,208)	(30,091)	(33,114)	(30,090)
Loss on extinguishment of debt	-	-	(11,451)	(11,451)
	$153,394	$136,025	$151,318	$112,110

				Eleven
				Months
	Twelve Months Ended			Ended
In Thousands	2017	2016	2015	2015
			(Unaudited) (Recast)
Capital Expenditures
Avionics & Controls	$19,315	$36,423	$14,537	$13,074
Sensors & Systems [1]	22,804	14,319	21,766	19,489
Advanced Materials [2]	14,247	15,868	16,309	14,324
Discontinued Operations	-	-	789	542
Corporate	1,674	1,862	2,006	1,912
	$58,040	$68,472	$55,407	$49,341

Depreciation and Amortization
Avionics & Controls	$40,853	$38,909	$38,070	$33,415
Sensors & Systems	41,722	40,399	41,200	37,250
Advanced Materials	18,559	18,691	19,708	17,474
Discontinued Operations	-	12	1,877	496
Corporate	2,636	2,247	2,502	1,940
	$103,770	$100,258	$103,357	$90,575

In Thousands	2017	2016	2015
	(Restated)	(Restated)	(Restated)

Identifiable Assets
Avionics & Controls	$1,382,176	$1,302,441	$1,272,678
Sensors & Systems	1,139,676	1,140,017	1,115,679
Advanced Materials	504,965	498,442	493,964
Discontinued Operations	21,192	29,488	57,095
Corporate [3]	72,004	59,002	55,469
	$3,120,013	$3,029,390	$2,994,885

[1]	Excludes capital expenditures accounted for as a capitalized lease obligation of $0.5 million and $8.0 million in fiscal 2017 and 2016, respectively.
[2]	Excludes capital expenditures accounted for as a capitalized lease obligation of $3.5 million and $3.3 million in fiscal 2017 and 2016, respectively.
[3]	Primarily cash and deferred tax assets (see Note 11).

The Company’s operations by geographic area for the last three fiscal years were as follows:

			Eleven
			Months
	Twelve Months Ended		Ended
In Thousands	2017	2016	2015
	(Restated)	(Restated)

Sales [1]
Domestic
Unaffiliated customers - U.S.	$824,796	$837,939	$706,586
Unaffiliated customers - export	199,494	172,209	168,459
Intercompany	55,338	77,472	58,039
	1,079,628	1,087,620	933,084
Canada
Unaffiliated customers	181,778	183,832	173,394
Intercompany	8,449	3,378	4,013
	190,227	187,210	177,407
France
Unaffiliated customers	413,641	398,909	364,882
Intercompany	56,824	51,461	42,903
	470,465	450,370	407,785
United Kingdom
Unaffiliated customers	212,825	237,134	242,077
Intercompany	24,969	25,100	23,769
	237,794	262,234	265,846
All other Foreign
Unaffiliated customers	167,770	163,430	119,051
Intercompany	185,192	167,565	125,386
	352,962	330,995	244,437

Eliminations	(330,772)	(324,976)	(254,110)
	$2,000,304	$1,993,453	$1,774,449

			Eleven
			Months
	Twelve Months Ended		Ended
In Thousands	2017	2016	2015
	(Restated)	(Restated)	(Restated)

Segment Earnings [2]
Domestic	$118,648	$130,440	$118,753
Canada	26,521	8,659	19,133
France	63,633	61,121	51,532
United Kingdom	22,950	25,646	28,826
All other foreign	20,081	11,636	(1,523)
	$251,833	$237,502	$216,721

	2017	2016	2015
	(Restated)	(Restated)	(Restated)
Identifiable Assets [3]
Domestic	$1,049,747	$1,055,021	$932,713
Canada	499,418	450,047	455,050
France	753,854	770,593	747,616
United Kingdom	405,423	394,811	501,969
All other foreign	339,567	299,916	302,068
	$3,048,009	$2,970,388	$2,939,416

[1]	Based on country from which the sale originated and the sale was recorded.
[2]	Before corporate expense, shown on page 85.
[3]	Excludes corporate, shown on page 86.

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

NOTE 20:  Subsequent Event

The Board of Directors approved the sale of the Company’s elastomer business based in Brea, California, known as the Kirkhill business in March 2018.  On March 15, 2018, the Company sold the assets and certain liabilities of this business to TransDigm, Inc. for $50 million, before a working capital adjustment to be determined when the closing balance sheet of the business is finalized.  The Company expects to record a loss on sale ranging from $5 million to $7 million.

NOTE 21:  Quarterly Financial Data (Unaudited)

The Company has restated all quarterly periods of fiscal 2017 and fiscal 2016 to reflect the Restatement described herein.  See Note 2 – Restatement.  The following tables summarize the impacts of the Restatement on the Company’s previously reported consolidated statements of operations and balance sheets included in our Quarterly Reports on Form 10-Q for each respective period.  The Company did not present tables for the adjustments within the consolidated statement of cash flows, since all of the foregoing adjustments were within the operating activities section of the consolidated statement of cash flows.  These adjustments did not affect total cash flows from operating activities, financing activities or investing activities for any period presented.

Condensed Consolidated Statements of Operations

As Restated

	First	Second	Third	Fourth	Full
In Thousands, Except Per Share Amounts	Quarter	Quarter	Quarter	Quarter	Year
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
2017
Net Sales	$458,416	$509,131	$504,107	$528,650	$2,000,304
Cost of Sales	315,504	331,925	330,408	362,422	1,340,259
Gross Profit	142,912	177,206	173,699	166,228	660,045
Selling, general & administrative	95,110	97,924	93,615	88,332	374,981
Research, development and engineering	21,706	29,041	30,190	28,841	109,778
Operating Earnings from Continuing Operations	28,696	55,430	49,894	49,055	183,075
Income Tax Expense (Benefit)	(463)	13,080	10,703	9,705	33,025
Earnings from Continuing Operations	21,128	34,440	31,764	31,533	118,865
Loss from Discontinued Operations	(5,336)	(34)	(815)	(1,126)	(7,311)
Net Earnings	$15,792	$34,406	$30,949	$30,407	$111,554

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$0.71	$1.16	$1.07	$1.05	$4.00
Discontinued operations	(0.18)	-	(0.03)	(0.04)	(0.25)
Earnings Per Share	$0.53	$1.16	$1.04	$1.01	$3.75

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$0.71	$1.15	$1.06	$1.05	$3.96
Discontinued operations	(0.18)	-	(0.03)	(0.04)	(0.24)
Earnings Per Share	$0.53	$1.15	$1.03	$1.01	$3.72

2016
Net Sales	$441,478	$490,310	$517,091	$544,574	$1,993,453
Cost of Sales	303,282	334,475	343,525	350,291	1,331,573
Gross Profit	138,196	155,835	173,566	194,283	661,880
Selling, general & administrative	94,091	102,423	96,769	103,265	396,548
Research, development and engineering	26,403	25,774	23,900	23,633	99,710
Operating Earnings from Continuing Operations	16,771	26,698	52,338	69,942	165,749
Income Tax Expense (Benefit)	(161)	3,004	7,358	11,656	21,857
Earnings from Continuing Operations	9,641	16,270	36,956	50,352	113,219
Earnings (Loss) from Discontinued Operations	(4,780)	(2,023)	(8,690)	227	(15,266)
Net Earnings	$4,861	$14,247	$28,266	$50,579	$97,953

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$0.32	$0.55	$1.26	$1.71	$3.84
Discontinued operations	(0.16)	(0.07)	(0.30)	0.01	(0.52)
Earnings Per Share Attributable to Esterline	$0.16	$0.48	$0.96	$1.72	$3.32

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$0.32	$0.55	$1.24	$1.69	$3.80
Discontinued operations	(0.16)	(0.07)	(0.29)	0.01	(0.51)
Earnings Per Share Attributable to Esterline	$0.16	$0.48	$0.95	$1.70	$3.29

Condensed Consolidated Statement of Operations

As Reported

	First	Second	Third	Fourth	Full
In Thousands, Except Per Share Amounts	Quarter	Quarter	Quarter	Quarter	Year
	(As Reported)	(As Reported)	(As Reported)	(As Reported)	(As Reported)
2017
Net Sales	$457,733	$509,182	$503,753	$531,527	$2,002,195
Cost of Sales	313,686	333,263	333,124	356,663	1,336,736
Gross Profit	144,047	175,919	170,629	174,864	665,459
Selling, general & administrative	95,633	97,083	93,615	89,082	375,413
Research, development and engineering	21,038	26,808	27,866	27,312	103,024
Operating Earnings from Continuing Operations	29,976	57,217	49,148	58,470	194,811
Income Tax Expense	420	14,160	10,433	13,915	38,928
Earnings from Continuing Operations	21,525	35,147	31,288	36,738	124,698
Loss from Discontinued Operations	(5,336)	(34)	(815)	(1,126)	(7,311)
Net Earnings	$16,189	$35,113	$30,473	$35,612	$117,387

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$0.73	$1.18	$1.05	$1.23	$4.19
Discontinued operations	(0.18)	-	(0.03)	(0.04)	(0.25)
Earnings Per Share	$0.55	$1.18	$1.02	$1.19	$3.94

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$0.72	$1.17	$1.04	$1.22	$4.15
Discontinued operations	(0.18)	-	(0.03)	(0.04)	(0.24)
Earnings Per Share	$0.54	$1.17	$1.01	$1.18	$3.91

2016
Net Sales	$441,477	$490,310	$517,092	$543,752	$1,992,631
Cost of Sales	303,758	334,137	343,508	349,983	1,331,386
Gross Profit	137,719	156,173	173,584	193,769	661,245
Selling, general & administrative	94,091	102,423	96,769	101,991	395,274
Research, development and engineering	25,575	24,974	22,211	23,179	95,939
Operating Earnings from Continuing Operations	17,122	27,836	54,045	71,156	170,159
Income Tax Expense (Benefit)	(33)	3,416	7,975	11,177	22,535
Earnings from Continuing Operations	9,864	16,996	38,046	52,045	116,951
Earnings (Loss) from Discontinued Operations	(4,780)	(2,023)	(8,690)	227	(15,266)
Net Earnings	$5,084	$14,973	$29,356	$52,272	$101,685

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$0.33	$0.58	$1.30	$1.77	$3.97
Discontinued operations	(0.16)	(0.07)	(0.30)	0.01	(0.52)
Earnings Per Share	$0.17	$0.51	$1.00	$1.78	$3.45

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$0.33	$0.57	$1.28	$1.75	$3.93
Discontinued operations	(0.16)	(0.07)	(0.29)	0.01	(0.51)
Earnings Per Share	$0.17	$0.50	$0.99	$1.76	$3.42

Condensed Consolidated Statement of Operations

Adjustments

	First	Second	Third	Fourth	Full
In Thousands, Except Per Share Amounts	Quarter	Quarter	Quarter	Quarter	Year
	(Adjustments)	(Adjustments)	(Adjustments)	(Adjustments)	(Adjustments)
2017
Net Sales	$683	$(51)	$354	$(2,877)	$(1,891)
Cost of Sales	1,818	(1,338)	(2,716)	5,759	3,523
Gross Profit	(1,135)	1,287	3,070	(8,636)	(5,414)
Selling, general & administrative	(523)	841	-	(750)	(432)
Research, development and engineering	668	2,233	2,324	1,529	6,754
Operating Earnings from Continuing Operations	(1,280)	(1,787)	746	(9,415)	(11,736)
Income Tax Expense (Benefit)	(883)	(1,080)	270	(4,210)	(5,903)
Earnings from Continuing Operations	(397)	(707)	476	(5,205)	(5,833)
Loss from Discontinued Operations	-	-	-	-	-
Net Earnings	$(397)	$(707)	$476	$(5,205)	$(5,833)

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$(0.02)	$(0.02)	$0.02	$(0.18)	$(0.19)
Discontinued operations	-	-	-	-	-
Earnings Per Share	$(0.02)	$(0.02)	$0.02	$(0.18)	$(0.19)

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$(0.01)	$(0.02)	$0.02	$(0.17)	$(0.19)
Discontinued operations	-	-	-	-	-
Earnings Per Share	$(0.01)	$(0.02)	$0.02	$(0.17)	$(0.19)

2016
Net Sales	$1	$-	$(1)	$822	$822
Cost of Sales	(476)	338	17	308	187
Gross Profit	477	(338)	(18)	514	635
Selling, general & administrative	-	-	-	1,274	1,274
Research, development and engineering	828	800	1,689	454	3,771
Operating Earnings from Continuing Operations	(351)	(1,138)	(1,707)	(1,214)	(4,410)
Income Tax Expense (Benefit)	(128)	(412)	(617)	479	(678)
Earnings from Continuing Operations	(223)	(726)	(1,090)	(1,693)	(3,732)
Earnings (Loss) from Discontinued Operations	-	-	-	-	-
Net Earnings	$(223)	$(726)	$(1,090)	$(1,693)	$(3,732)

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$(0.01)	$(0.03)	$(0.04)	$(0.06)	$(0.13)
Discontinued operations	-	-	-	-	-
Earnings Per Share	$(0.01)	$(0.03)	$(0.04)	$(0.06)	$(0.13)

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$(0.01)	$(0.02)	$(0.04)	$(0.06)	$(0.13)
Discontinued operations	-	-	-	-	-
Earnings Per Share	$(0.01)	$(0.02)	$(0.04)	$(0.06)	$(0.13)

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods.  This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

Condensed Consolidated Balance Sheets

As Restated

	First	Second	Third	Fourth
In Thousands	Quarter	Quarter	Quarter	Quarter
	(Restated)	(Restated)	(Restated)	(Restated)
2017
Total Assets	$2,926,010	$2,942,064	$3,046,570	$3,120,013

Total Liabilities	1,347,134	1,298,308	1,305,673	1,284,737
Total Shareholders' Equity	1,578,876	1,643,756	1,740,897	1,835,276
Total Liabilities & Shareholders' Equity	$2,926,010	$2,942,064	$3,046,570	$3,120,013

2016
Total Assets	$2,918,341	$3,011,002	$3,002,909	$3,029,390

Total Liabilities	1,403,537	1,441,932	1,429,859	1,423,525
Total Shareholders' Equity	1,514,804	1,569,070	1,573,050	1,605,865
Total Liabilities & Shareholders' Equity	$2,918,341	$3,011,002	$3,002,909	$3,029,390

Condensed Consolidated Balance Sheets

As Reported

	First	Second	Third	Fourth
In Thousands	Quarter	Quarter	Quarter	Quarter
	(As Reported)	(As Reported)	(As Reported)	(As Reported)
2017
Total Assets	$2,927,800	$2,946,476	$3,049,631	$3,130,323

Total Liabilities	1,342,201	1,295,590	1,302,083	1,283,195
Total Shareholders' Equity	1,585,599	1,650,886	1,747,548	1,847,128
Total Liabilities & Shareholders' Equity	$2,927,800	$2,946,476	$3,049,631	$3,130,323

2016
Total Assets	$2,919,322	$3,012,040	$3,004,117	$3,032,031

Total Liabilities	1,402,002	1,439,727	1,426,733	1,420,900
Total Shareholders' Equity	1,517,320	1,572,313	1,577,384	1,611,131
Total Liabilities & Shareholders' Equity	$2,919,322	$3,012,040	$3,004,117	$3,032,031

Condensed Consolidated Balance Sheets

Adjustments

	First	Second	Third	Fourth
In Thousands	Quarter	Quarter	Quarter	Quarter
	(Adjustments)	(Adjustments)	(Adjustments)	(Adjustments)
2017
Total Assets	$(1,790)	$(4,412)	$(3,061)	$(10,310)

Total Liabilities	4,933	2,718	3,590	1,542
Total Shareholders' Equity	(6,723)	(7,130)	(6,651)	(11,852)
Total Liabilities & Shareholders' Equity	$(1,790)	$(4,412)	$(3,061)	$(10,310)

2016
Total Assets	$(981)	$(1,038)	$(1,208)	$(2,641)

Total Liabilities	1,535	2,205	3,126	2,625
Total Shareholders' Equity	(2,516)	(3,243)	(4,334)	(5,266)
Total Liabilities & Shareholders' Equity	$(981)	$(1,038)	$(1,208)	$(2,641)

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Esterline Technologies Corporation's internal control over financial reporting as of September 29, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 21, 2017, except for the effects of the material weaknesses described in the fifth paragraph, as to which the date is March 30, 2018, expressed an adverse opinion thereon.

As discussed in Note 2 to the consolidated financial statements, the accompanying financial statements have been restated to correct errors related to unreconciled intercompany transactions for purchases and sales of manufactured products and research and development and engineering expenses within the Company’s Sensors and Systems segment and certain other matters.

/s/ Ernst & Young LLP

Seattle, Washington

November 21, 2017

Except for Note 2 and Note 20 as to which the date is March 30, 2018.

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

In our report dated November 21, 2017, we expressed an unqualified opinion that Esterline Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of September 29, 2017, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to the reconciliation of intercompany charges between its French and U.S. power systems business units.  Additionally, management’s monitoring controls at its power systems business units failed to detect these errors, and accordingly, its controls over the review and approval of power systems financial statements and intercompany account reconciliations were not effective. The Company has further concluded that such deficiencies represented material weaknesses as of September 29, 2017. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control Over Financial Reporting, to conclude that Esterline Technologies Corporation’s internal control over financial reporting was not effective as of September 29, 2017. Accordingly, our present opinion on the effectiveness of Esterline Technologies Corporation’s internal control over financial reporting as of September 29, 2017, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets of Esterline Technologies Corporation as of September 29, 2017 and September 30, 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows, shareholders’ equity, and noncontrolling interests for the twelve months ended September 29, 2017 and September 30, 2016, and the eleven months ended October 2, 2015. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated

November 21, 2017, except for Note 2 and Note 20 as to which the date is March 30, 2018, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Esterline Technologies Corporation has not maintained effective internal control over financial reporting as of September 29, 2017, based on the COSO criteria.

/s/ Ernst & Young LLP

Seattle, Washington

November 21, 2017

Except for the effect of the material weaknesses described in the fifth paragraph above, as to which the date is March 30, 2018.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive and financial officers evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 29, 2017, and have concluded that because of the material weaknesses in our internal control over financial reporting as discussed below, these controls and procedures were not effective.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including the principal executive officer and financial officers, as appropriate to allow timely decisions regarding required disclosure. In light of the material weaknesses discussed below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, our management, including our principal executive and financial officers, have concluded that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in applicable rules under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The assessment of the effectiveness of the Company’s internal control over financial reporting was based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of September 29, 2017, and concluded that, due to the two material weaknesses discussed below, the Company’s internal control over financial reporting was not effective as of September 29, 2017.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Financial personnel at our U.S. power systems business unit directed financial accountants to make improper accounting entries in the financial records, which were contrary to our internal accounting policies and circumvented our internal control over the reconciliation of intercompany charges between our French and U.S. power systems business units.  Additionally, our monitoring controls at our power systems business units failed to detect these errors, and accordingly, our controls over the review and approval of power systems financial statements and intercompany account reconciliations was not effective.  These material weaknesses resulted in misstatements which have been corrected in this Form 10-K/A.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of internal control over financial reporting.  This report appears on page 95.

Remediation Efforts to Address Material Weaknesses

The Board of Directors and management are fully committed to maintaining a strong internal control environment.  The Company has taken and will continue to take significant and comprehensive actions to remediate the material weaknesses in internal control over financial reporting.

Our power systems business unit will implement our policies and procedures over the reconciliation of intercompany transactions. We continue to monitor the reconciliation control execution and will make further changes as necessary.  Additionally, we are enhancing our monitoring controls and analytical procedures for reviewing business unit financial statements.

We replaced the financial staff at our U.S.-based power systems unit with a new platform finance director, unit finance director and controller with appropriate levels of experience.

We believe the remediation steps outlined above have improved and will continue to improve the effectiveness of our internal control over financial reporting.  While we have made meaningful progress on strengthening our internal controls relative to the material weaknesses, we have not fully tested all our remediation actions to verify the effectiveness of their design or operation.

The Board of Directors and management believe that the Company’s remediation actions will provide an appropriate control environment going forward once the material weaknesses disclosed herein are remediated and other actions described herein have been taken.

As our management continues to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting, we may determine to take additional measures to address these deficiencies or determine to modify certain of the remediation measures described above.

/s/ Curtis C. Reusser
Curtis C. Reusser
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen M. Nolan
Stephen M. Nolan
Executive Vice President and Chief Financial Officer
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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

We hereby incorporate by reference the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Other Information as to Directors – Board and Board Committees,” and “Other Information as to Directors – Director Nominations and Qualifications” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders held on February 8, 2018.

Information regarding our executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

We hereby incorporate by reference the information set forth under “Other Information as to Directors – Director Compensation,” “Executive Compensation – Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders held on February 8, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders held on February 8, 2018.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information set forth under “Certain Relationships and Related Transactions” and “Other Information as to Directors – Board and Board Committees” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders held on February 8, 2018.

Item 14.  Independent Registered Public Accounting Firm Fees and Services

We hereby incorporate by reference the information set forth under “Independent Registered Public Accounting Firm’s Fees” in the definitive form of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders held on February 8, 2018.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Our Consolidated Financial Statements are as set forth under Item 8 of this report on Form 10-K/A.

(a)(2) Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)  Exhibits.

See Exhibit Index on pages 101-105.

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

Esterline Technologies Corporation Fiscal Year 2018 Annual Incentive Compensation Plan.  (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 29, 2017 [Commission File Number 1-6357].)

10.2	*

Esterline Technologies Corporation Long-Term Incentive Performance Share Plan, for fiscal years 2018 – 2020.  (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended September 29, 2017 [Commission File Number 1-6357].)

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

10.13

Form of Restricted Stock Unit Option Agreement for Esterline Technologies Corporate Amended and Restated 2004 Equity Incentive Plan.  (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013 [Commission File Number 1-6357].)

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

Exhibit
Number	Exhibit Index

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

Exhibit
Number	Exhibit Index

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

10.57

Fourth Amendment to Lease Agreement between Cibanco, S.A., I.B.M. Como Fiduciario del Fideicomiso E Finsa-WSC CIB/2504 (formerly Mex-Industrial Assets, S. de R.L. de C.V.) and Esterline Mexico, S. de R.L. de C.V. dated May 15, 2017.  (Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended September 29, 2017 [Commission File Number 1-6357].)

11.1	Schedule setting forth computation of earnings per share for the five fiscal years ended September 29, 2017, as Restated.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges, as Restated.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Stephen M. Nolan) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*  Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)
By	/s/ Stephen M. Nolan
Stephen M. Nolan
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated:  March 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Curtis C. Reusser	Chairman, President and Chief	March 30, 2018
(Curtis C. Reusser)	Executive Officer (Principal Executive Officer)	Date
/s/ Stephen M. Nolan	Executive Vice President and Chief	March 30, 2018
(Stephen M. Nolan)	Financial Officer (Principal Financial Officer)	Date
/s/ Gary J. Posner	Corporate Controller and Chief	March 30, 2018
(Gary J. Posner)	Accounting Officer (Principal Accounting Officer)	Date
/s/ Michael J. Cave	Director	March 30, 2018
(Michael J. Cave)		Date
/s/ Michael J. Covey	Director	March 30, 2018
(Michael J. Covey)		Date
/s/ Delores M. Etter	Director	March 30, 2018
(Delores M. Etter)		Date
/s/ Anthony P. Franceschini	Director	March 30, 2018
(Anthony P. Franceschini)		Date

/s/ Paul V. Haack	Director	March 30, 2018
(Paul V. Haack)		Date
/s/ Mary L. Howell	Director	March 30, 2018
(Mary L. Howell)		Date
/s/ Scott E. Kuechle	Director	March 30, 2018
(Scott E. Kuechle)		Date

/s/ Nils E. Larsen	Director	March 30, 2018
(Nils E. Larsen)		Date