Form 10-Q
period 2017-12-29
ESTERLINE TECHNOLOGIES CORP
filed 2018-03-30
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2017.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 27, 2018, 29,426,691 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of December 29, 2017, and September 29, 2017

(In thousands, except share amounts)

	December 29,	September 29,
	2017	2017
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$354,872	$307,826
Accounts receivable, net of allowances of $15,777 and $16,035	374,700	430,524
Inventories
Raw materials and purchased parts	200,441	194,034
Work in progress	182,469	178,191
Finished goods	113,657	105,744
	496,567	477,969

Income tax refundable	8,487	12,814
Prepaid expenses	22,762	19,239
Other current assets	14,345	13,836
Current assets of businesses held for sale	2,834	6,501
Total Current Assets	1,274,567	1,268,709

Property, Plant and Equipment	874,752	862,715
Accumulated depreciation	528,119	514,081
	346,633	348,634

Other Non-Current Assets
Goodwill	1,058,293	1,053,573
Intangibles, net	350,005	359,166
Deferred income tax benefits	51,327	56,793
Other assets	20,221	19,804
Non-current assets of businesses held for sale	14,010	13,334
Total Assets	$3,115,056	$3,120,013

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of December 29, 2017, and September 29, 2017

(In thousands, except share amounts)

	December 29,	September 29,
	2017	2017
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$133,656	$138,595
Accrued liabilities	217,251	230,007
Current maturities of long-term debt	17,429	17,424
U.S. and foreign income taxes	1,501	582
Current liabilities of businesses held for sale	2,117	7,184
Total Current Liabilities	371,954	393,792

Long-Term Liabilities
Credit facilities	70,000	50,000
Long-term debt, net of current maturities	712,287	709,424
Deferred income tax liabilities	42,507	43,978
Pension and post-retirement obligations	66,465	66,981
Long-term U.S. income taxes payable	38,640	-
Other liabilities	18,435	18,838
Non-current liabilities of businesses held for sale	3,072	1,724

Shareholders' Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued 33,145,166 and 33,117,473 shares	6,629	6,623
Additional paid-in capital	743,274	738,329
Treasury stock at cost, repurchased 3,423,427 and 3,135,927 shares	(328,959)	(308,514)
Retained earnings	1,620,206	1,655,187
Accumulated other comprehensive loss	(260,421)	(266,870)
Total Esterline Shareholders' Equity	1,780,729	1,824,755
Noncontrolling interests	10,967	10,521
Total Shareholders' Equity	1,791,696	1,835,276
Total Liabilities and Shareholders' Equity	$3,115,056	$3,120,013

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the Three-Month Periods Ended December 29, 2017, and December 30, 2016

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	December 29,	December 30,
	2017	2016

Net Sales	$482,045	$458,416
Cost of Sales	333,709	315,504
	148,336	142,912
Expenses
Selling, general & administrative	98,886	95,110
Research, development and engineering	25,842	21,706
Insurance recovery	-	(2,600)
License fee income	(3,025)	-
Total Expenses	121,703	114,216

Operating Earnings from Continuing Operations	26,633	28,696
Interest Income	(298)	(96)
Interest Expense	7,604	7,888
Earnings from Continuing Operations Before Income Taxes	19,327	20,904
Income Tax Expense	53,789	(463)
Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	(34,462)	21,367
Earnings Attributable to Noncontrolling Interests	(353)	(239)
Earnings (Loss) from Continuing Operations Attributable to Esterline, Net of Tax	(34,815)	21,128
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(166)	(5,336)
Net Earnings (Loss) Attributable to Esterline	$(34,981)	$15,792

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$(1.16)	$0.71
Discontinued operations	(0.01)	(0.18)
Earnings (Loss) Per Share	$(1.17)	$0.53

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$(1.16)	$0.71
Discontinued operations	(0.01)	(0.18)
Earnings (Loss) Per Share	$(1.17)	$0.53

Net Earnings (Loss)	$(34,981)	$15,792

Change in Fair Value of Derivative Financial Instruments	(560)	(6,841)
Income Tax Expense (Benefit)	(110)	(1,909)
	(450)	(4,932)

Change in Pension and Post-Retirement Obligations	842	2,533
Income Tax Expense (Benefit)	297	992
	545	1,541

Foreign Currency Translation Adjustment	6,354	(53,021)
Comprehensive Income (Loss)	$(28,532)	$(40,620)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three-Month Periods Ended December 29, 2017, and December 30, 2016

(Unaudited)

(In thousands)

	December 29,	December 30,
	2017	2016

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$(34,628)	$16,031
Adjustments to reconcile net earnings (loss) including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	26,216	$25,625
Deferred income taxes	4,456	(9,152)
Share-based compensation	3,998	4,171
Loss on disposal of fixed assets	2,007	-
Gain (loss) on assets held for sale	(89)	4,728
Working capital changes:
Accounts receivable	61,148	48,499
Inventories	(15,790)	(16,739)
Prepaid expenses	(3,427)	(2,075)
Other current assets	(590)	(876)
Accounts payable	(5,870)	(9,096)
Accrued liabilities	(21,652)	(11,388)
U.S. and foreign income taxes	5,241	(6,883)
Long-term U.S. income taxes payable	38,640	-
Other liabilities	(649)	1,361
Other, net	3,427	1,325
	62,438	45,531

Cash Flows Provided (Used) by Investing Activities
Purchase of capital assets	(13,402)	(15,298)
	(13,402)	(15,298)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	1,171	10,729
Withholding taxes on restricted stock units vested	(227)	(863)
Shares repurchased	(20,445)	-
Repayment of long-term credit facilities	(5,000)	(10,000)
Repayment of long-term debt	(3,553)	(3,073)
Proceeds from issuance of long-term credit facilities	25,000	5,000
	(3,054)	1,793

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	1,064	(12,522)
Net Increase (Decrease) in Cash and Cash Equivalents	47,046	19,504

Cash and Cash Equivalents - Beginning of Year	307,826	258,520
Cash and Cash Equivalents - End of Period	$354,872	$278,024

Supplemental Cash Flow Information:
Cash paid for interest	$10,478	$10,745
Cash paid for taxes	6,179	13,775

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three-Month Periods Ended December 29, 2017, and December 30, 2016

Note 1 – Basis of Presentation

The consolidated balance sheet as of December 29, 2017, the consolidated statement of operations and comprehensive income (loss) for the three-month periods ended December 29, 2017, and December 30, 2016, and the consolidated statement of cash flows for the three-month periods ended December 29, 2017, and December 30, 2016, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the above statements do not include all of the footnotes required for complete financial statements.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2017, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

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

In January 2017 the FASB issued new guidance regarding the goodwill impairment test.  The new guidance eliminates the Step 2 valuation test when evaluating goodwill for impairment.  The new guidance requires that an entity performs its annual or interim goodwill test by comparing the fair value of the reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The guidance is effective for the Company in fiscal year 2021, with early adoption permitted.  The standard was implemented in the first quarter of fiscal 2018.

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

In July 2015, the FASB issued guidance which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  This new guidance was adopted in the first quarter of fiscal 2018, with no impact to the Company’s consolidated financial statements and related disclosures.

Revenue Recognition

In May 2014 the FASB issued a comprehensive new revenue recognition standard that effectively replaces all current guidance on the topic.  The guidance permits the use of either a retrospective or a cumulative effect transition method.

The Company has performed a review of the new guidance against the Company’s current accounting practices.  The Company has reviewed a representative sample of contracts and other agreements with customers and evaluated the provisions contained within these agreements compared with the amended guidance.

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

Note 3 – Earnings Per Share and Shareholders’ Equity

Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year.  Diluted earnings per share includes the dilutive effect of stock options, restricted stock units and share units related to the Company’s performance share plan to the extent that performance share plan objectives are met.  Common shares issuable from stock options excluded from the calculation of diluted earnings per share because they were anti-dilutive were 809,875 in the three-month period ending December 30, 2016.  Shares used for calculating earnings per share are disclosed in the following table:

In Thousands	Three Months Ended
	December 29,	December 30,
	2017	2016

Shares used for basic earnings per share	29,903	29,547
Shares used for diluted earnings per share	29,903	29,831

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value).  As of December 29, 2017, and September 29, 2017, there were no shares of preferred stock or serial preferred stock outstanding.

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

During the three months ended December 29, 2017, the Company repurchased 287,500 shares under this program at an average price paid per share of $71.11, for an aggregate purchase price of $20.4 million.  There were no shares repurchased during the three months ended December 30, 2016.  Subsequent to December 29, 2017, we repurchased 313,900 shares under this program at an average price paid per share of $72.25, for an aggregate purchase price of $23.0 million through March 30, 2018.  Since the program began, the Company has repurchased 3,737,327 shares for an aggregate purchase price of $352.0 million, with $48.0 million in shares remaining available for repurchase in the future.

Changes in issued and outstanding common shares are summarized as follows:

	Three Months Ended	Year Ended
	December 29,	September 29,
	2017	2017
Shares Issued:
Balance, beginning of year	33,117,473	32,564,252
Shares issued under share-based compensation plans	27,693	553,221
Balance, end of current period	33,145,166	33,117,473

Treasury Stock:
Balance, beginning of year	(3,135,927)	(3,135,927)
Shares purchased	(287,500)	-
Balance, end of current period	(3,423,427)	(3,135,927)

Shares outstanding, end of period	29,721,739	29,981,546

The components of Accumulated Other Comprehensive Income (Loss):

In Thousands	December 29,	September 29,
	2017	2017

Unrealized gain on derivative contracts	$12,909	$13,469
Tax effect	(3,782)	(3,892)
	9,127	9,577

Pension and post-retirement obligations	(80,940)	(81,782)
Tax effect	27,659	27,956
	(53,281)	(53,826)

Foreign currency translation adjustment	(216,267)	(222,621)
Accumulated other comprehensive income (loss)	$(260,421)	$(266,870)

Note 4 – Retirement Benefits

The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC Electronics, Inc. (CMC).  The Company also sponsors a number of other non-U.S. defined benefit pension plans, primarily in Belgium, France and Germany.  Components of periodic pension cost consisted of the following:

In Thousands	Three Months Ended
	December 29,	December 30,
	2017	2016

Components of Net Periodic Cost
Service cost	$3,374	$3,357
Interest cost	4,106	3,721
Expected return on plan assets	(6,808)	(6,265)
Amortization of prior service cost	126	114
Amortization of actuarial (gain) loss	797	1,763
Net periodic cost (benefit)	$1,595	$2,690

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at December 29, 2017, and September 29, 2017.

In Thousands	Level 2
	December 29,	September 29,
	2017	2017
Assets:
Derivative contracts designated as hedging instruments	$13,273	$13,932
Derivative contracts not designated as hedging instruments	893	284
Embedded derivatives	681	746

Liabilities:
Derivative contracts designated as hedging instruments	$364	$464
Derivative contracts not designated as hedging instruments	1,445	2,440
Embedded derivatives	1,792	2,239

In Thousands	Level 3
	December 29,	September 29,
	2017	2017
Assets:
Estimated value of assets held for sale	$16,844	$19,835

Liabilities:
Estimated value of liabilities held for sale	$5,189	$8,908

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

The Company’s board of directors previously approved the plan to sell certain non-core business units.  Based upon the estimated fair values, the Company adjusted the carrying value of the assets and liabilities of the businesses to fair value.  Principle assumptions used in measuring the estimated value of assets and liabilities held for sale included estimated selling price of the discontinued business, discount rates, industry growth rates, and pricing of comparable transactions in the market.  The valuations are categorized as Level 3 in the fair value hierarchy.

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

The fair value of derivative instruments is presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements.  The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of December 29, 2017, and September 29, 2017.  The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates.  These exposures arise primarily from purchases or sales of products and services from third parties.  Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies.  At December 29, 2017, and September 29, 2017, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $428.8 million and $406.9 million, respectively.  The notional value of our foreign currency forward contracts includes $69.2 million related to the hedge of a portion of our net monetary assets, including the embedded derivatives in our backlog.  These notional values consist primarily of contracts for the British pound sterling, Canadian dollar, and European euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

Fair Value of Derivative Instruments

Fair value of derivative instruments in the Consolidated Balance Sheet at December 29, 2017, and September 29, 2017, consisted of:

In Thousands		Fair Value
		December 29,	September 29,
	Classification	2017	2017
Foreign Currency Forward Exchange Contracts:
	Other current assets	$11,708	$11,433
	Other assets	2,458	2,783
	Accrued liabilities	1,653	2,506
	Other liabilities	156	398

Embedded Derivative Instruments:
	Other current assets	$534	$604
	Other assets	147	142
	Accrued liabilities	1,306	1,657
	Other liabilities	486	582

The effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three-month periods ended December 29, 2017, and December 30, 2016, consisted of:

Fair Value Hedges and Embedded Derivatives

The Company recognized the following gains (losses) on contracts designated as fair value hedges and embedded derivatives:

In Thousands	Three Months Ended
Gain (Loss)	December 29,	December 30,
	2017	2016

Fair Value Hedges:
Recognized in cost of sales	$(378)	$(933)
Recognized in selling, general & administrative	(323)	(768)

Embedded derivatives:
Recognized in sales	$345	$253

Cash Flow Hedges

The Company recognized the following gains (losses) on contracts designated as cash flow hedges:

In Thousands	Three Months Ended
Gain (Loss)	December 29,	December 30,
	2017	2016
Foreign currency forward exchange contracts:
Recognized in AOCI (effective portion)	$(2,493)	$(2,416)
Reclassified from AOCI into sales	1,933	(4,425)

Net Investment Hedges

The Company recognized the following gains (losses) on contracts designated as net investment hedges:

In Thousands	Three Months Ended
Gain (Loss)	December 29,	December 30,
	2017	2016
2023 Notes and Accrued Interest:
Recognized in AOCI	$(6,297)	$23,913

During the first quarter of fiscal 2018 and 2017, the Company recorded a gain of $1.5 million and a loss of $0.9 million, respectively, on foreign currency forward exchange contracts that have not been designated as accounting hedges.  These foreign currency exchange gains and losses are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first quarter of fiscal 2018 and 2017.  In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first quarter of fiscal 2018 and 2017.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles.  The Company expects to reclassify approximately $10.9 million of net gain into earnings over the next 12 months.  The maximum duration of the Company’s foreign currency cash flow hedge contracts at December 29, 2017, was 24 months.

Note 7 – Insurance Recovery

In the first quarter of fiscal 2017, the Company received a $2.6 million insurance recovery resulting from an energetic incident at one of the Company’s countermeasure operations, which occurred in the first quarter of fiscal 2016.  The Company also received a $5.0 million insurance recovery in the fourth quarter of fiscal 2016 and $5.2 million in the second quarter of fiscal 2017 related to the energetic incident.  Management does not anticipate additional insurance recoveries arising from this matter in fiscal 2018.  The insurance recovery is reported as a separate line item on the Consolidated Statement of Operations and Comprehensive Income (Loss) and is included in Advanced Materials segment earnings.

Note 8 – License Fee Income

On December 22, 2017, the Company granted an exclusive license to a third party to manufacture, repair and sell certain legacy control devices for $3.0 million.  Additionally, the Company sold certain inventory and manufacturing equipment to the licensee for $1.0 million.  The Company will be paid a 15% royalty on future sales of the licensed product.  The license fee is reported as a separate line item on the Consolidated Statement of Operations and Comprehensive Income (Loss) and is included in Avionics & Controls segment earnings.

Note 9 – Income Taxes

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

At December 29, 2017, the Company had not completed the accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax.  In other cases, the Company was not able to make a reasonable estimate and continued to account for those items based on its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment.  For the items for which the Company was able to determine a reasonable estimate, the Company recognized a provisional amount of $48.6 million, which is included as a component of income tax expense from continuing operations.  In all cases, the Company will continue to make and refine the calculations as additional analysis is completed.  In addition, the estimates may also be affected as the Company gains a more thorough understanding of the tax law.

Provisional Amounts

U.S. Deferred Tax Assets and Liabilities

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  However, the Company is still analyzing certain aspects of the Act and refining its calculations, including evaluation of limits on employee remuneration, which could affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount recorded related to the remeasurement of the deferred tax balance was $6.6 million.

Foreign Tax Effects

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P) that the Company previously deferred from U.S. income taxes.  The Company recorded a provisional amount for its one-time transition tax liability resulting in an increase in income tax expense of $42.0 million.  The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these amounts, including the benefit attributable to foreign tax credits and related elections.  Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets.  This amount may change when the Company finalizes the calculations of post-1986 foreign E&P previously deferred from U.S. taxation and finalizes the amounts of cash or other specified assets.  The Act sets certain limits that may restrict the Company’s use of any foreign tax credits generated from the one-time transaction tax.  As of the date of this report, management was not able to (1) determine a reasonable estimate of the tax liability for the Company’s remaining outside basis; (2) complete an analysis of the Global Intangible Low Taxed Income (GILTI); (3) determine the accounting for GILTI because ASC 740 is not clear whether GILTI will require the recording of deferred income tax expense; and (4) evaluate how the Act will impact the Company’s existing APB 23 position to indefinitely reinvest unremitted foreign earnings.  This could result in a material adjustment to the provisional income tax expense recorded in the first quarter of fiscal 2018.

The income tax rate for the first quarter of fiscal 2018 was 26.9% before the effect of the provisional taxes due to the Act and was 278.3% after the effect of the provisional taxes due to the Act.  The prior-year period was a benefit of 2.2%.  The Company conducts business in numerous tax jurisdictions, principally in the U.S., Canada, U.K. and France.  As a result, the Company’s income tax rate for the first fiscal quarter of 2018 reflects the estimated annual global effective tax rate, excluding discrete items, applied to year-to-date pre-tax earnings.

The following table summarizes the income tax rate for the first quarter of fiscal 2018 excluding and including the provisional taxes due to the Act.

In Thousands	Three Months Ended
	December 29, 2017
	Excluding	Including

Earnings from Continuing Operations Before Income Taxes	$19,327	$19,327

Income Tax Expense	5,573	5,573
Change in Tax Rate Due to the Act	(368)	(368)
Provisional Taxes Due to the Act	-	48,584
Total Income Tax Expense	5,205	53,789

Tax Rate	26.9%	278.3%

The income tax rate for the first quarter of fiscal 2018 reflected a blended U.S. tax rate of 24.5%, which is based upon an income tax rate of 35% for the Company’s first quarter of fiscal 2018 and 21% for the balance of the year ending September 28, 2018.

The 2.2% income tax rate in the first quarter of fiscal 2017 reflected the following items:  First, a reduction of the income tax rate in France for fiscal year 2020, which resulted in a reduction in the Company’s net deferred income tax liabilities of $3.8 million.  Second, $1.6 million of discrete tax benefits was recorded, primarily related to a valuation allowance release due to an expected taxable gain from a foreign income tax law change.  Third, the early adoption of the accounting standard update for employee share-based payment awards resulted in a $0.7 million tax benefit.

By the end of fiscal 2018, it is reasonably possible that approximately $1.4 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.  The Company recognizes interest related to unrecognized tax benefits in income tax expense.

Note 10 – Debt

Long-term debt at December 29, 2017 and September 29, 2017, consisted of the following:

In Thousands	December 29,	September 29,
	2017	2017

U.S. credit facility	$70,000	$50,000
U.S. Term Loan, due April 2020	221,875	225,000
3.625% Senior Notes, due April 2023	396,099	389,862
Government refundable advances	45,464	45,549
Obligation under capital leases	70,693	71,091
Debt issuance costs	(4,415)	(4,654)
	799,716	776,848
Less current maturities	17,429	17,424
Carrying amount of long-term debt	$782,287	$759,424

U.S. Credit Facility

On April 9, 2015, the Company amended its secured credit facility to extend the maturity to April 9, 2020, increase the revolving credit facility to $500 million, and provide for a delayed-draw term loan facility of $250 million.  The Company recorded $2.3 million in debt issuance costs.  The credit facility is secured by substantially all the Company’s assets, and interest is based on standard inter-bank offering rates.  The interest rate ranges from LIBOR plus 1.25% to LIBOR plus 2.00% depending on leverage ratios at the time the funds are drawn.  At December 29, 2017, the Company had $70.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.50%, which was 2.82%. On February 13, 2018, the Company obtained a waiver and consent from the required lenders under the Company’s U.S. credit facilities of the financial reporting breaches resulting from the Restatement described in Note 2 of Company’s fiscal 2017 Form 10-K/A.

U.S. Term Loan, due April 2020

On August 3, 2015, the Company borrowed $250 million under the amended secured credit facility (U.S. Term Loan, due 2020).  The interest rate on the U.S. Term Loan, due 2020, ranges from LIBOR plus 1.25% to LIBOR plus 2.00%.  At December 29, 2017, the interest rate was LIBOR plus 1.50%, or 2.85%.  The loan amortizes at 1.25% of the original principal balance quarterly through March 2020, with the remaining balance due in April 2020.

3.625% Senior Notes, due April 2023

In April 2015 TA Mfg. Limited, a wholly owned subsidiary of the Company, issued €330.0 million in 3.625% Notes, due 2023 requiring semi-annual interest payments in April and October of each year until maturity.  The net proceeds from the sale of the notes, after deducting $5.9 million of debt issuance costs, were $350.8 million.  The 2023 Notes are general unsecured senior obligations of the Company.  The 2023 Notes are unconditionally guaranteed on a senior basis by the Company and certain subsidiaries of the Company that are guarantors under the Company’s existing secured credit facility.  The 2023 Notes are subject to redemption at the option of the Company at any time prior to April 15, 2018, at a price equal to 100% of the principal amount, plus any accrued interest to the date of redemption and a make-whole provision.  The Company may also redeem up to 35% of the 2023 Notes before April 15, 2018, with the net cash proceeds from equity offerings.  The 2023 Notes are also subject to redemption at the option of the Company, in whole or in part, on or after April 15, 2018, at redemption prices starting at 102.719% of the principal amount plus accrued interest during the period beginning April 15, 2018, and declining annually to 100% of principal and accrued interest on or after April 15, 2021.

Based on quoted market prices, the fair value of the Company’s 2023 Notes was $406.1 million and $403.2 million as of December 29, 2017, and September 29, 2017, respectively.  The carrying amount of the secured credit facility and the U.S. Term Loan, due 2020, approximate fair value.  The estimate of fair value for the 2023 Notes is based on Level 2 inputs as defined in the fair value hierarchy described in Note 5.

Government Refundable Advances

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation.  The requirement to repay this advance is solely based on year-over-year commercial aviation revenue growth at CMC beginning in 2014.  Imputed interest on the advance was 2.52% at December 29, 2017.  The debt recognized was $45.5 million at December 29, 2017, and September 29, 2017.

Obligation Under Capital Lease

The Company leases building and equipment under capital leases.  The present value of the minimum capital lease payments, net of the current portion, totaled $68.6 million and $69.0 million as of December 29, 2017, and September 29, 2017, respectively.

Note 11 – Commitments and Contingencies

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

Note 12 – Employee Stock Plans

As of December 29, 2017, the Company had three share-based compensation plans, which are described below.  The compensation cost that has been charged against income for those plans was $4.0 million and $4.2 million for the first three months of fiscal 2018 and 2017, respectively.  During the first three months of fiscal 2018 and 2017, the Company issued 27,693 and 237,547 shares, respectively, under its share-based compensation plans.

Employee Stock Purchase Plan (ESPP)

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded.

Employee Sharesave Scheme

The Company offers shares under its employee sharesave scheme for U.K. employees.  This plan allows participants the option to purchase shares at a 5% discount of the market price of the stock as of the beginning of the offering period.  The term of these options is three years.  The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan.  Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  There were no grants in the three-month periods ended December 29, 2017, and December 30, 2016.

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 197,700 and 231,100 options to purchase shares in the three-month periods ended December 29, 2017, and December 30, 2016, respectively.  The weighted-average grant date fair value of options granted during the three-month periods ended December 29, 2017, and December 30, 2016, was $31.20 and $32.55 per share, respectively.

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

	Three Months Ended
	December 29,	December 30,
	2017	2016

Volatility	34.32%	34.97 - 35.42%
Risk-free interest rate	2.15 - 2.47%	1.98 - 2.51%
Expected life (years)	5 - 9	5 - 9
Dividends	0	0

The Company granted 33,600 and 36,700 restricted stock units in the three-month periods ended December 29, 2017, and December 30, 2016, respectively.  The weighted-average grant date fair value of restricted stock units granted during the three-month periods ended December 29, 2017, and December 30, 2016, was $91.79 and $76.70 per share, respectively.  The fair value of each restricted stock unit granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.

The Company granted 33,700 and 42,100 performance share plan (PSP) shares in the three-month periods ended December 29, 2017, and December 30, 2016, respectively.  PSP shares will be paid out in shares of Esterline common stock at the end of the three year performance period.  The PSP shares granted in each period equaled the number of shares participants would receive if the Company achieves target performance over the relevant period.  The actual number of shares that will be paid out upon completion of the performance period is based on actual performance and may range from 0% to 300% of the target number of shares.

Note 13 – Discontinued Operations

The Company’s Board of Directors previously approved the plan to sell certain non-core business units including Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; a small distribution business; and a small manufacturing business.

On May 4, 2016, the Company sold certain assets of Wallop for 2.5 million British pounds and deferred consideration up to a maximum payment of 9 million British pounds.  In the definitive purchase and sale agreement for the sale of these assets, the Company provided standard representations and warranties as well as indemnification to the buyer of the Wallop operation.  The Company is obligated to indemnify the buyer for certain losses of up to 5.0 million British pounds, if, among other things, the Company breaches the representations and warranties.  In the first quarter of fiscal 2018, the Company received notification of a claim from the buyer of the Wallop operation alleging breaches of representations and warranties primarily associated with defective products and late product deliveries.  Although a loss is possible, the amount of any loss related to this claim cannot be estimated at this time.  The Company does not expect the possible loss to have a material effect on the Company’s financial position.  The deferred consideration is payable based upon receipt of acceptable orders during a three-year period ending May 3, 2019, and is equal to the amount of the acceptable order times a specified percentage ranging from 26.5% to 31%.  The earn-out payment is estimated to be 4.1 million British pounds, or $5.5 million, at December 29, 2017.  In December 2017 the buyer notified the Company that 1.3 million British pounds, or $1.8 million, of deferred consideration had been earned.

On March 28, 2017, the Company sold a small manufacturing business for $0.6 million and a note receivable of $2.4 million, resulting in a gain on sale of the business of $0.8 million.  The note receivable is due March 28, 2021, with an interest rate of 2.05%.

The Company incurred a $0.2 million loss from discontinued operations in the first quarter of fiscal 2018 compared to a $5.3 million loss from discontinued operations in the first quarter of fiscal 2017.

The operating results of the discontinued operations for the three-month period ended December 29, 2017, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$-	$-	$-	$-	$-

Operating earnings (loss)	14	-	(283)	-	(269)
Tax expense (benefit)	23	-	(126)	-	(103)
Income (loss) from discontinued operations	$(9)	$-	$(157)	$-	$(166)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$(51)	$-	$140	$-	$89

The operating results of the discontinued operations for the three-month period ended December 30, 2016, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$2,696	$-	$-	$-	$2,696

Operating earnings (loss)	(871)	895	(5,347)	(604)	(5,927)
Tax expense (benefit)	(239)	-	(141)	(211)	(591)
Income (loss) from discontinued operations	$(632)	$895	$(5,206)	$(393)	$(5,336)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$(140)	$-	$(4,588)	$-	$(4,728)

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at December 29, 2017, are comprised of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Other current assets	$-	$-	$2,834	$2,834
Current Assets of Businesses Held for Sale	-	-	2,834	2,834

Net property, plant and equipment	5,262	-	-	5,262
Other assets	-	-	8,748	8,748
Non-Current Assets of Businesses Held for Sale	5,262	-	8,748	14,010

Accounts payable	-	-	54	54
Accrued liabilities	-	-	2,063	2,063
Current Liabilities of Businesses Held for Sale	-	-	2,117	2,117

Deferred income tax liabilities	-	-	2,752	2,752
Other liabilities	-	-	320	320
Non-Current Liabilities of Businesses Held for Sale	-	-	3,072	3,072

Net Assets of Businesses Held for Sale	$5,262	$-	$6,393	$11,655

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at September 29, 2017, were comprised of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Other current assets	$-	$-	$6,501	$6,501
Current Assets of Businesses Held for Sale	-	-	6,501	6,501

Net property, plant and equipment	5,262	-	-	5,262
Other assets	-	-	8,072	8,072
Non-Current Assets of Businesses Held for Sale	5,262	-	8,072	13,334

Accounts payable	-	-	138	138
Accrued liabilities	-	-	7,046	7,046
Current Liabilities of Businesses Held for Sale	-	-	7,184	7,184

Deferred income tax liabilities	-	-	1,404	1,404
Other liabilities	-	-	320	320
Non-Current Liabilities of Businesses Held for Sale	-	-	1,724	1,724

Net Assets of Businesses Held for Sale	$5,262	$-	$5,665	$10,927

Note 14 – Business Segment Information

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

In Thousands	Three Months Ended
	December 29,	December 30,
	2017	2016
Sales
Avionics & Controls	$202,703	$192,682
Sensors & Systems	175,468	167,756
Advanced Materials	103,874	97,978
	$482,045	$458,416

Earnings from Continuing Operations Before Income Taxes
Avionics & Controls	$20,385	$17,917
Sensors & Systems	11,713	18,143
Advanced Materials	14,583	9,880
Segment Earnings	46,681	45,940

Corporate expense	(20,048)	(17,244)
Interest income	298	96
Interest expense	(7,604)	(7,888)
	$19,327	$20,904

Note 15 – Subsequent Event

The Board of Directors approved the sale of the Company’s elastomer business based in Brea, California known as the Kirkhill business in March 2018.  On March 15, 2018, the Company sold the assets and certain liabilities of this business to TransDigm, Inc. for $50 million, before a working capital adjustment to be determined when the closing balance sheet of the business is finalized.  The Company expects to record a loss on sale ranging from $5 million to $7 million.

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

In fiscal 2014 our Board of Directors approved the plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; a small distribution business; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; and a small manufacturing business.  As of December 29, 2017, we have sold these business units, except for the land and building at Eclipse and Wallop, which are currently held for sale.  These businesses are reported as discontinued operations.

In fiscal 2017 we evaluated the on-going performance challenges at our elastomer business based in Brea, California known as the Kirkhill business, resulting in the decision to explore all strategic options associated with the business.  The historic performance volatility of this business was a consideration in this decision.  In the first quarter of fiscal 2018, the results of operations of the Kirkhill business declined by $1.1 million from the prior-year period.  We recorded a loss associated with this business of $6.0 million, primarily reflecting lower sales volumes of certain defense products under a new long-term contract which replaced a higher priced product.  In March 2018 the Board of Directors approved the sale of the Kirkhill business and on March 15, 2018, we sold the assets and certain liabilities of this business to TransDigm, Inc. for $50 million before a working capital adjustment to be determined when the closing balance sheet is finalized.  The loss on sale is estimated to range between $5 million and $7 million.

On June 19, 2014, our Board of Directors approved a share repurchase program and authorized the repurchase of up to $200 million of outstanding shares of common stock.  In March 2015 our Board of Directors authorized an additional $200 million for the repurchase of outstanding shares of common stock under the program.  Under the program, the Company is authorized to repurchase up to $400 million of the outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  In the first quarter of fiscal 2018, we repurchased 287,500 shares under this program at an average price paid per share of $71.11, for an aggregate purchase price of $20.4 million.  There were no shares repurchased in the first quarter of fiscal 2017.  Subsequent to December 29, 2017, we repurchased 313,900 shares under this program at an average price paid per share of $73.29, for an aggregate purchase price of $23.0 million.  Since the program began, the Company has repurchased 3,737,327 shares for an aggregate purchase price of $352.0 million, with $48.0 million in shares remaining available for repurchase in the future.

Sales for the first quarter of fiscal 2018 increased $23.6 million to $482.0 million over the prior-year period due mainly to increased sales across all segments.

Gross margin was 30.8% in the first quarter of fiscal 2018 compared with 31.2% in the prior-year period.  Gross profit was $148.3 million and $142.9 million for the first quarter of fiscal 2018 and 2017, respectively.  For further explanation about changes in sales and gross profit in the first quarter of fiscal 2018 over the prior-year period, refer to the table at the end of this Overview section.

Selling, general and administrative expenses increased by $3.8 million in the first quarter of fiscal 2018 over the prior-year period to $98.9 million.

Research, development and engineering expense increased by $4.1 million to $25.8 million, or 5.4% of sales, in the first quarter of fiscal 2018 from the prior-year period.  The increase mainly reflected higher expense at Avionics & Controls and Sensors & Systems.

On December 22, 2017, we granted an exclusive license to a third party to manufacture, repair and sell certain legacy control devices for $3.0 million.  Additionally, we sold certain inventory and manufacturing equipment to the licensee for $1.0 million.  We will be paid a 15% royalty on future sales of the licensed product.  The license fee is reported as a separate line item on the Consolidated Statement of Operations and Comprehensive Income (Loss) and is included in Avionics & Controls segment earnings.

In the first quarter of fiscal 2017, we received a $2.6 million insurance recovery resulting from an energetic incident at one of our countermeasure operations, which occurred in the first quarter of fiscal 2016.  We also received a $5.0 million insurance recovery in the fourth quarter of fiscal 2016 and $5.2 million in the second quarter of fiscal 2017 related to the energetic incident.  We do not anticipate additional insurance recoveries arising from this matter in fiscal 2018.  The insurance recovery is reported as a separate line item on the Consolidated Statement of Operations and Comprehensive Income (Loss) and is included in Advanced Materials segment earnings.

As explained in Note 9 to the Consolidated Financial Statements included in Part 1, Item 1 of this report, the Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  At December 29, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax based on our total post-1986 earnings and profits that we previously deferred from U.S. income tax.  We recorded a provisional amount related to the remeasurement of our deferred income tax balance of $6.6 million and a provisional amount related to our one-time transition tax liability of $42.0 million.

The income tax rate for the first quarter of fiscal 2018 was 26.9% before the effect of the Act and 278.3% after the effect of the Act.  The prior-year period was a tax benefit of 2.2%.  The 278.3% tax rate reflects the provisional amounts described above.  The income tax rate in the first quarter of fiscal 2017 benefited from certain discrete income tax benefits mainly due to a reduction in the income tax rate in France in 2020.

We reported a loss from continuing operations in the first quarter of fiscal 2018 of $34.8 million, or $1.16 per diluted share, compared with earnings from continuing operations of $21.1 million, or $0.71 per diluted share, in the prior-year period due to the $48.6 million, or $1.63 per diluted share, income charge resulting from the Act.

As explained in Note 13 to the Consolidated Financial Statements included in Part 1, Item 1 of this report, in fiscal 2014, our Board of Directors previously approved the plan to sell certain non-core business units including Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; a small distribution business; and a small manufacturing business.  On March 28, 2017, we sold a small manufacturing business for $0.6 million and a note receivable of $2.4 million, resulting in a gain on sale of the business of $0.8 million.  In May 2016, we sold certain assets of Wallop and in June 2016 entered into an agreement to sell Wallop’s naval business which closed in the first quarter of fiscal 2018.  In June 2017, we sold additional assets of Wallop for 0.7 million euros, or $0.8 million.  These businesses are reported as discontinued operations.

Loss from discontinued operations in the first quarter of fiscal 2018 was $0.2 million, or $0.01 per diluted share, compared with a loss of $5.3 million, or $0.18 per diluted share, in the prior-year period.

Net loss in the first quarter of fiscal 2018 was $35.0 million, or $1.17 per diluted share, compared with net earnings of $15.8 million, or $0.53 per diluted share, in the prior-year period.

Cash flows from operating activities were $62.4 million in the first three months of fiscal 2018 compared with $45.5 million in the prior-year period.  The increase in cash flows from operating activities is primarily from higher cash receipts on accounts receivable and lower payments on accounts payable.

Our sales, gross margin and earnings results for the first quarter of fiscal 2018 compared with the prior-year period included a number of significant items which are summarized in the tables below.

The following is a roll forward of sales and gross margin from the three-month period ended December 30, 2016, to the three-month period ended December 29, 2017:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Three-month period ended December 30, 2016	$192,682	$167,756	$97,978	$458,416
Foreign currency gain (loss)	2,579	6,504	1,465	10,548
Forward contract gain (loss)	3,820	2,456	-	6,276
Sales volume	3,622	(1,248)	4,431	6,805
Three-month period ended December 29, 2017	$202,703	$175,468	$103,874	$482,045

Gross Margin:
Three-month period ended December 30, 2016	60,488	57,971	24,453	142,912
Foreign currency gain (loss)	(42)	767	376	1,101
Forward contract gain (loss)	3,882	2,456	-	6,338
Volume/mix	1,389	(4,781)	2,283	(1,109)
Lower (higher) manufacturing costs	(13)	607	697	1,291
Business integration	301	-	-	301
Inventory cost and EAC adjustment	-	55	1,195	1,250
Other	(1,688)	(2,060)	-	(3,748)
Three-month period ended December 29, 2017	$64,317	$55,015	$29,004	$148,336

The following table shows the average foreign exchange rates for the British pound, Canadian dollar and European euro relative to the U.S. dollar for the three-month periods ended December 29, 2017, and December 30, 2016.

	Three Months Ended
	December 29,	December 30,
	2017	2016	Change

GBP to USD	1.3305	1.2441	6.9%
CAD to USD	0.7889	0.7463	5.7%
EUR to USD	1.1817	1.0819	9.2%

The following table shows the impact of changes in the foreign currency exchange rates for the British pound, Canadian dollar and European euro relative to the U.S. dollar on operating earnings during the three-month period ended December 29, 2017, compared with the prior-year period.

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Foreign currency gain (loss)	$(3,047)	$(2,623)	$(598)	$(6,268)
Forward contract gain (loss)	4,582	2,885	2,218	9,685
Impact on Operating Earnings (Loss)	$1,535	$262	$1,620	$3,417

Results of Operations

Three-Month Period Ended December 29, 2017, Compared with Three-Month Period Ended December 30, 2016

Total sales for the first three months of fiscal 2018 increased by $23.6 million, or 5.2%, over the prior-year period.  Sales by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	December 29,	December 30,
	From Prior Year	2017	2016

Avionics & Controls	5.2%	$202,703	$192,682
Sensors & Systems	4.6%	175,468	167,756
Advanced Materials	6.0%	103,874	97,978
Total Net Sales		$482,045	$458,416

The $10.0 million increase in Avionics & Controls sales over the prior-year period mainly reflected the following:

•	Higher sales volumes of $7 million in control and communication systems principally for the P-8 program and cockpit components for legacy aircraft
•	Higher sales of avionics systems of $2 million mainly for defense applications
•	Favorable effect of changes in foreign currency exchange rates of $6 million
•	Partially offset by lower sales of interface technologies of $5 million, principally for medical and industrial applications nearing end of life

The $7.7 million increase in Sensor & Systems sales over the prior-year period principally reflected the following:

•	Favorable effect of changes in foreign currency exchange rates of $9 million
•	Higher sales of advanced sensors for the aftermarket in Europe and Asia of $2 million
•	Higher sales of power systems for rail applications in Asia of $5 million
•

Partially offset by lower sales of power systems of $8 million principally due to the completion of an FAA requirement for ground fault indicators in fiscal 2017 and lower spare sales for the A400M program

The $5.9 million increase in sales in Advanced Materials over the prior-year period mainly reflected the following:

•	Higher sales volumes of defense technologies of $5 million mainly due to the return to full production of one of our countermeasure operations following an energetic incident in May 2016
•	Favorable effect of changes in foreign currency exchange rates of $1 million

Overall, gross margin was 30.8% and 31.2% for the first three months of fiscal 2018 and 2017, respectively.  Gross profit was $148.3 million and $142.9 million for the first three months of fiscal 2018 and 2017, respectively.  Gross profit and gross margin percentage by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	December 29,	December 30,
	From Prior Year	2017	2016

Avionics & Controls	6.3%	$64,317	$60,488
Sensors & Systems	(5.1)%	55,015	57,971
Advanced Materials	18.6%	29,004	24,453
Total Gross Profit		$148,336	$142,912

Avionics & Controls	0.3%	31.7%	31.4%
Sensors & Systems	(3.2)%	31.4%	34.6%
Advanced Materials	2.9%	27.9%	25.0%
Gross Margin Percentage		30.8%	31.2%

The $3.8 million increase in Avionics & Controls gross profit is mainly due to the favorable effect of changes in foreign currency rates.

The $3.0 million decrease in Sensors & Systems gross profit principally reflected the following:

•	Unfavorable product mix of $5 million mainly on sales of power systems

•	Higher other expenses of $1 million due to increased penalty expenses on late shipments of advanced sensors
•	Partially offset by the favorable effect of changes in foreign currency rates of $3 million

The $4.6 million increase in Advanced Materials gross profit principally reflected the following:

•	Higher sales volume/mix mainly due to higher sales of countermeasures of $5 million
•	Lower manufacturing costs of engineered materials of $1 million and an unfavorable contract loss recorded in the prior-year period of $1 million
•	Partially offset by unfavorable product mix on sales of engineered materials of $3 million

Selling, general and administrative expenses (which include corporate expenses) totaled $98.9 million, or 20.5% of sales, and $95.1 million, or 20.7% of sales, for the first three months of fiscal 2018 and 2017, respectively.  The increase in selling, general and administrative expense was mainly due to the unfavorable effect changes in foreign currency rates of $3 million.

Research, development and engineering spending was $25.8 million, or 5.4% of sales, for the first three months of fiscal 2018 compared with $21.7 million, or 4.7% of sales, for the first three months of fiscal 2017.  The $4.1 million increase in research, development and engineering principally reflected higher spending in the Avionics & Controls and Sensors & Systems segments in the first three months of fiscal 2018.  Management expects that the full year research, development and engineering expense will be approximately 5% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first three months of fiscal 2018 totaled $46.7 million, or 9.7% of sales, compared with $45.9 million, or 10.0% of sales, for the first three months in fiscal 2017.  Segment earnings by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	December 29,	December 30,
	From Prior Year	2017	2016

Avionics & Controls	13.8%	$20,385	$17,917
Sensors & Systems	(35.4)%	11,713	18,143
Advanced Materials	47.6%	14,583	9,880
Total Segment Earnings		$46,681	$45,940

Avionics & Controls	0.8%	10.1%	9.3%
Sensors & Systems	(4.1)%	6.7%	10.8%
Advanced Materials	3.9%	14.0%	10.1%
Segment Earnings Percentage		9.7%	10.0%

The $2.5 million increase in Avionics & Controls segment earnings mainly reflected the following:

•	A $4 million increase in gross profit
•	A $3 million license fee from licensing certain legacy avionics controls to a third-party manufacturer
•	Partially offset by:
•	A $2 million increase in research, development and engineering for mainly avionics systems applications
•	A $2 million unfavorable effect of changes in foreign currency exchange rates on operating expenses

The $6.4 million decrease in Sensors & Systems segment earnings mainly reflected the following:

•	A $2 million decrease in gross profit
•	A $3 million unfavorable effect of changes in foreign currency exchange rates
•	A $1 million increase in research, development and engineering

The $4.7 million increase in Advanced Materials segment earnings reflected an increase in gross profit on higher sales volumes.

Interest expense for the first three months of fiscal 2018 was $7.6 million compared with $7.9 million for the first three months of fiscal 2017.  The decrease in interest expense mainly reflected lower borrowings, partially offset by a higher interest rate.

As explained in Note 9 to the Consolidated Financial Statements included in Part 1, Item 1 of this report, the Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  We recorded a provisional amount related to the remeasurement of our deferred income tax balance of $6.6 million and a provisional amount related to our one-time transition tax liability of $42.0 million.  We expect that the provisional tax liability of $42.0 million will be paid over an eight-year period.

The income tax rate for the first quarter of fiscal 2018 before the effect of the provisional taxes due to the Act was 26.9% and was 278.3% after the effect of the Act.  The prior year period was a tax benefit of 2.2%.  The following table summarizes the income tax rate for the first quarter of fiscal 2018 excluding and including the provisional taxes due to the Act.

In Thousands	Three Months Ended
	December 29, 2017
	Excluding	Including

Earnings from Continuing Operations Before Income Taxes	$19,327	$19,327

Income Tax Expense	5,573	5,573
Change in Tax Rate Due to the Act	(368)	(368)
Provisional Taxes Due to the Act	-	48,584
Total Income Tax Expense	5,205	53,789

Tax Rate	26.9%	278.3%

The income tax rate for the first quarter of fiscal 2018 reflected a blended U.S. tax rate of 24.5%, which is based upon an income tax rate of 35% for our first quarter of fiscal 2018 and 21% for the balance of year ending September 28, 2018.

The 2.2% income tax rate in the first quarter of fiscal 2017 reflected the following items:  First, a reduction of the income tax rate in France for fiscal year 2020 resulted in a reduction in the Company’s net deferred income tax liabilities of $3.8 million.  Second, $1.2 million of discrete tax benefits was recorded, primarily related to a valuation allowance release due to an expected taxable gain from a foreign income tax law change.  Third, the early adoption of the accounting standard update for employee share-based payment awards resulted in a $0.7 million tax benefit.

We estimate that our income tax rate for fiscal 2018, excluding the one-time transition income tax amount of $48.6 million, will range from 25% to 27%.  Our income tax rate for fiscal 2018 reflects the fact that a significant portion of our earnings from continuing operations before income taxes is earned by our foreign operations and the income tax rate for these foreign operations will range from 26% to 27%.

During the next 12 months, it is reasonably possible that approximately $1.4 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.  We recognize interest related to unrecognized tax benefits in income tax expense.

Backlog was $1.4 billion at December 29, 2017, $1.3 billion at September 29, 2017, and $1.3 billion at December 30, 2016.  New orders for the first three months of fiscal 2018 were approximately $565.8 million compared with $421.9 million in the prior-year period due mainly to an increase in all segments.  The increase in orders reflects strong demand across all three segments, mainly for orders scheduled to be shipped beyond fiscal 2018.

Liquidity and Capital Resources

Cash and cash equivalents at December 29, 2017, totaled $354.9 million, an increase of $47.0 million from September 29, 2017.  Net working capital increased to $902.6 million at December 29, 2017, from $874.9 million at September 29, 2017.  Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expenses.

Cash flows provided by operating activities were $62.4 million and $45.5 million in the first three months of fiscal 2018 and 2017, respectively.  The increase in cash flows from operating activities is primarily from higher cash receipts on accounts receivable and lower payments on accounts payable.

Cash flows used by investing activities were $13.4 million and $15.3 million in the first three months of fiscal 2018 and 2017, respectively, and were primarily for capital expenditures.

Cash flows used by financing activities were $3.0 million in the first three months of fiscal 2018, mainly reflecting:

•	$20.4 million for shares repurchased
•	$5.0 million repayment of borrowing under our long-term credit facilities
•	$3.6 million repayment of long-term debt
•	Partially offset by:
•	$25.0 million in proceeds from borrowing under our long-term credit facilities
•	$1.2 million in proceeds from the issuance of common stock under our employee stock plans

Cash flows provided by financing activities were $1.8 million in the first three months of fiscal 2017 and mainly reflected:

•	$10.0 million repayment of long-term credit facilities
•	$3.1 million repayment of long-term debt
•	Partially offset by:
•	$10.7 million in proceeds from the issuance of common stock under our employee stock plans
•	$5.0 million in proceeds from borrowing under our long-term credit facilities

Capital expenditures, consisting of building, machinery, equipment and computers, are anticipated to be between $80 million to $85 million during fiscal 2018, compared with $58.0 million expended in fiscal 2017.

Total debt at December 29, 2017, was $799.7 million and consisted of $221.9 million of the U.S. Term Loan, due 2020, $396.1 million (€330.0 million) of the 2023 Notes, $70.0 million in borrowings under our secured credit facility, $70.6 million under capital lease obligations, $45.5 million in government refundable advances and net of debt issuance costs of $4.4 million.  On February 13, 2018, we obtained a waiver and consent from the required lenders under the Company’s U.S. credit facilities of the financial reporting breaches resulting from the Restatement described in Note 2 of Company’s fiscal 2017 Form 10-K/A.

We expect that the provisional tax liability of $42.0 million will be paid over an eight-year period.

We believe cash on hand and funds generated from operations and borrowing capacity available under our debt facilities are sufficient to fund operating cash requirements and capital expenditures through the next twelve months.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in “Forward-Looking Statements” and “Risk Factors” in our Report on Form 10-K/A for the fiscal year ended September 29, 2017, that may cause our or the industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  You should not place undue reliance on these forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements.  Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof.  We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first three months of fiscal 2018.  A discussion of our exposure to market risk is provided in the Company’s Report on Form 10-K/A for the fiscal year ended September 29, 2017.

Item 4.               Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 29, 2017.  As described in Management’s Report on Internal Control over Financial Reporting in Item 9A of the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 29, 2017, we reported two material weaknesses in internal control over financial reporting that existed as of September 29, 2017.

Financial personnel at our U.S. power systems business unit directed financial accountants to make improper accounting entries in the financial records, which were contrary to our internal accounting policies and circumvented our internal controls over the reconciliation of intercompany charges between our French and U.S. power systems business units.  In addition, our monitoring controls at our power systems business units failed to detect these errors, and accordingly, our control over the review and approval of power systems financial statements and intercompany account reconciliations was not effective.  These material weaknesses resulted in misstatements in the financial results for fiscal 2017, fiscal 2016 and fiscal 2015 reported in our annual report on Form 10-K for fiscal 2017 filed on November 21, 2017, with the Securities and Exchange Commission and required adjustments that were included in our fiscal 2017 Form 10-K/A.

These material weaknesses in our internal control over financial reporting were not remediated as of December 29, 2017.  As a result, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 29, 2017.

Remediation of Material Weaknesses

The Board of Directors and management are fully committed to maintaining a strong internal control environment.  The Company has taken and will continue to take significant and comprehensive actions to remediate the material weaknesses in internal control over financial reporting.

Our power systems business units will implement our policies and procedures over the reconciliation of intercompany transactions.  We continue to monitor the reconciliation control execution and will make further changes as necessary.  Additionally, we are enhancing our monitoring controls and analytical procedures over reviewing business unit financial statements.

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

See Note 11 to the Consolidated Financial Statements included in Part 1, Item 1 of this report for information regarding legal proceedings.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Dollar Value
			Shares Purchased	of Shares
			as Part of	That May Yet
	Total Number	Average	Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Repurchased	Per Share	or Programs	or Programs

September 30, 2017 to October 27, 2017	-	$-	3,135,927	$91,485,852
October 28, 2017 to November 24, 2017	75,000	70.85	3,210,927	86,171,940
November 25, 2017 to December 29, 2017	212,500	71.21	3,423,427	71,040,787
Total	287,500

On June 19, 2014, our Board of Directors approved a $200 million share repurchase program.  On March 11, 2015, our Board of Directors approved an additional $200 million for the share repurchase program.  Under the program, the Company is authorized to repurchase up to $400 million of outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  All of the repurchases in the table above were made under that program.

Item 6.               Exhibits

Exhibit
Number		Exhibit Index

10.1	*

Esterline Technologies Corporation Fiscal Year 2018 Annual Incentive Compensation Plan.  (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended September 29, 2017 [Commission File Number 1-6357].)

10.2	*

Esterline Technologies Corporation Long-Term Incentive Performance Share Plan, for fiscal years 2018 – 2020.  (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended September 29, 2017 [Commission File 1-6357].)

11		Schedule setting forth computation of basic and diluted earnings (loss) per share for the three month periods ended December 29, 2017, and December 30, 2016.

31.1		Certification of Chief Executive Officer.

31.2		Certification of Chief Financial Officer.

32.1		Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification (of Stephen M. Nolan) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: March 30, 2018	By:	/s/ Stephen M. Nolan
Stephen M. Nolan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)