Form 10-Q
period 2018-03-30
ESTERLINE TECHNOLOGIES CORP
filed 2018-05-04
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2018.

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

As of May 1, 2018, 29,427,834 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of March 30, 2018, and September 29, 2017

(In thousands, except share amounts)

	March 30,	September 29,
	2018	2017
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$367,954	$307,826
Accounts receivable, net of allowances of $14,974 and $16,035	404,516	430,524
Inventories
Raw materials and purchased parts	195,562	194,034
Work in progress	189,633	178,191
Finished goods	105,877	105,744
	491,072	477,969

Income tax refundable	19,930	12,814
Prepaid expenses	22,202	19,239
Other current assets	10,893	13,836
Current assets of businesses held for sale	4,300	6,501
Total Current Assets	1,320,867	1,268,709

Property, Plant and Equipment	836,706	862,715
Accumulated depreciation	507,981	514,081
	328,725	348,634

Other Non-Current Assets
Goodwill	1,060,668	1,053,573
Intangibles, net	341,483	359,166
Deferred income tax benefits	56,600	56,793
Other assets	17,066	19,804
Non-current assets of businesses held for sale	14,118	13,334
Total Assets	$3,139,527	$3,120,013

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of March 30, 2018, and September 29, 2017

(In thousands, except share amounts)

	March 30,	September 29,
	2018	2017
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$148,414	$138,595
Accrued liabilities	226,227	230,007
Current maturities of long-term debt	15,170	17,424
U.S. and foreign income taxes	7,722	582
Current liabilities of businesses held for sale	4,529	7,184
Total Current Liabilities	402,062	393,792

Long-Term Liabilities
Credit facilities	45,000	50,000
Long-term debt, net of current maturities	721,082	709,424
Deferred income tax liabilities	41,699	43,978
Pension and post-retirement obligations	66,639	66,981
Long-term U.S. income taxes payable	38,640	-
Other liabilities	17,138	18,838
Non-current liabilities of businesses held for sale	3,107	1,724

Shareholders' Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued 33,164,361 and 33,117,473 shares	6,633	6,623
Additional paid-in capital	746,946	738,329
Treasury stock at cost, repurchased 3,737,327 and 3,135,927 shares	(351,964)	(308,514)
Retained earnings	1,644,083	1,655,187
Accumulated other comprehensive loss	(252,743)	(266,870)
Total Esterline Shareholders' Equity	1,792,955	1,824,755
Noncontrolling interests	11,205	10,521
Total Shareholders' Equity	1,804,160	1,835,276
Total Liabilities and Shareholders' Equity	$3,139,527	$3,120,013

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the Three and Six Month Periods Ended March 30, 2018, and March 31, 2017

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2018	2017	2018	2017

Net Sales	$517,629	$509,131	$999,674	$967,547
Cost of Sales	353,902	331,925	687,611	647,429
	163,727	177,206	312,063	320,118
Expenses
Selling, general & administrative	102,036	97,924	200,922	193,034
Research, development and engineering	24,725	29,041	50,567	50,747
License fee income	(2,268)	-	(5,293)	-
Loss on sale of business	5,310	-	5,310	-
Insurance recovery	-	(5,189)	-	(7,789)
Total Expenses	129,803	121,776	251,506	235,992

Operating Earnings from Continuing Operations	33,924	55,430	60,557	84,126
Interest Income	(449)	(100)	(747)	(196)
Interest Expense	8,167	7,458	15,771	15,346
Earnings from Continuing Operations Before Income Taxes	26,206	48,072	45,533	68,976
Income Tax Expense	2,079	13,080	55,868	12,617
Earnings (Loss) from Continuing Operations Including Noncontrolling Interests	24,127	34,992	(10,335)	56,359
Earnings Attributable to Noncontrolling Interests	(173)	(552)	(526)	(791)
Earnings (Loss) from Continuing Operations Attributable to Esterline, Net of Tax	23,954	34,440	(10,861)	55,568
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(77)	(34)	(243)	(5,370)
Net Earnings (Loss) Attributable to Esterline	$23,877	$34,406	$(11,104)	$50,198

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$0.81	$1.16	$(0.36)	$1.87
Discontinued operations	-	-	(0.01)	(0.18)
Earnings (Loss) Per Share	$0.81	$1.16	$(0.37)	$1.69

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$0.80	$1.15	$(0.36)	$1.86
Discontinued operations	-	-	(0.01)	(0.18)
Earnings (Loss) Per Share	$0.80	$1.15	$(0.37)	$1.68

Net Earnings (Loss)	$23,877	$34,406	$(11,104)	$50,198

Change in Fair Value of Derivative Financial Instruments	(6,813)	5,909	(7,373)	(932)
Income Tax Expense (Benefit)	(1,824)	1,428	(1,934)	(481)
	(4,989)	4,481	(5,439)	(451)

Change in Pension and Post-Retirement Obligations	1,019	1,063	1,861	3,596
Income Tax Expense	177	260	474	1,252
	842	803	1,387	2,344

Foreign Currency Translation Adjustment	11,825	16,184	18,179	(36,837)
Comprehensive Income	$31,555	$55,874	$3,023	$15,254

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six-Month Periods Ended March 30, 2018, and March 31, 2017

(Unaudited)

(In thousands)

	March 30,	March 31,
	2018	2017

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$(10,578)	$50,989
Adjustments to reconcile net earnings (loss) including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	54,303	$51,169
Deferred income taxes	(1,327)	(8,648)
Share-based compensation	6,715	7,352
Loss on disposal of fixed assets	2,165	-
Loss on sale of business	5,310	-
Gain on sale of discontinued operations	-	(1,188)
Gain (loss) on assets held for sale	(1,395)	4,409
Working capital changes:
Accounts receivable	22,671	19,407
Inventories	(24,829)	(24,689)
Prepaid expenses	(3,103)	(3,807)
Other current assets	(144)	(271)
Accounts payable	9,526	1,646
Accrued liabilities	(11,006)	(4,432)
U.S. and foreign income taxes	65	(7,947)
Long-term U.S. income taxes payable	38,640	-
Other liabilities	(2,934)	996
Other, net	5,639	6,357
	89,718	91,343

Cash Flows Provided (Used) by Investing Activities
Purchase of capital assets	(27,720)	(29,077)
Proceeds from sale of capital assets	434	-
Proceeds from sale of business	47,814	600
	20,528	(28,477)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	2,270	16,795
Withholding taxes on restricted stock units vested	(366)	(1,072)
Shares repurchased	(43,450)	-
Repayment of long-term credit facilities	(50,000)	(70,000)
Repayment of long-term debt	(7,119)	(9,433)
Proceeds from issuance of long-term credit facilities	45,000	5,000
	(53,665)	(58,710)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	3,547	(9,201)
Net Increase (Decrease) in Cash and Cash Equivalents	60,128	(5,045)

Cash and Cash Equivalents - Beginning of Year	307,826	258,520
Cash and Cash Equivalents - End of Period	$367,954	$253,475

Supplemental Cash Flow Information:
Cash paid for interest	$14,126	$14,384
Cash paid for taxes	15,268	25,323

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended March 30, 2018, and March 31, 2017

Note 1 – Basis of Presentation

The consolidated balance sheet as of March 30, 2018, the consolidated statement of operations and comprehensive income (loss) for the three and six month periods ended March 30, 2018, and March 31, 2017, and the consolidated statement of cash flows for the six-month periods ended March 30, 2018, and March 31, 2017, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the above statements do not include all of the footnotes required for complete financial statements.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 29, 2017, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year.  Moreover, the Company’s first fiscal quarter, October through December, includes significant holiday periods in both Europe and North America, resulting in fewer business days.

Note 2 – Recent Accounting Pronouncements

In August 2017 the Financial Accounting Standards Board (“FASB”) amended its guidance on the financial reporting of hedging relationships.  The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness, expands permissible cash flow hedges on contractually specified components, and simplifies hedge documentation and effectiveness assessment.  The guidance will be effective at the beginning of the Company’s first quarter of fiscal year 2020 and will require a modified retrospective approach on existing cash flow and net investment hedges.  The presentation and disclosure requirements will be applied prospectively.  The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements and the timing of adoption.

In March 2017 the FASB issued new guidance on the presentation of the net periodic cost of postretirement benefit programs.  The new standard requires sponsors of defined benefit postretirement plans to present the non-service cost components of net periodic benefit cost separate from the service cost component on the income statement.  The new standard also requires that the non-service cost components of net periodic benefit cost no longer be capitalized within assets.  The Company is evaluating the effects the standard will have on the Company’s consolidated financial statements and related disclosures beyond the change in income statement presentation.  This new standard is effective for the Company in fiscal year 2019, with early adoption permitted.

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

In July 2015 the FASB issued guidance which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  This new guidance was adopted in the first quarter of fiscal 2018, with no impact to the Company’s consolidated financial statements and related disclosures.

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

This amended guidance is expected to change the revenue recognition practices for a number of revenue streams across our businesses; the most significant will be for certain U.S. government contracts and certain other contracts that meet one or more of the mandatory criteria, which will move revenue recognition from a “point-in-time” basis to an “over-time” basis.  The ongoing effect of recording revenue on an “over-time” basis is not expected to be materially different than under the historical guidance.

The amended guidance is also expected to change the recognition of certain development costs that are contractually guaranteed for reimbursement by our customers.  Contractually guaranteed reimbursements for development efforts are currently recognized as the development activities are performed.  Under the amended guidance, the contractually guaranteed reimbursement specific to the development effort will be deferred as a contract liability and recognized as revenue when future products are delivered to the customer in cases where the Company does not transfer all intellectual property rights related to the development effort to the customer or does not have an enforceable right to payment for performance completed to date.  The costs associated with development effort under an arrangement with contractually guaranteed reimbursement will also be deferred, up to the amount reimbursed, and recognized through cost of goods sold as products are delivered to the customer.  The ongoing effect of deferring contractually guaranteed reimbursements and the related costs until products are delivered to the customer is not expected to be materially different than under the historical guidance.

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

Note 3 – Earnings Per Share and Shareholders’ Equity

Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year.  Diluted earnings per share includes the dilutive effect of stock options, restricted stock units and share units related to the Company’s performance share plan to the extent that performance share plan objectives are met.  Common shares issuable from stock options excluded from the calculation of diluted earnings per shares because they were anti-dilutive were 970,625 in the three-month period ending March 30, 2018.  Due to the net loss for the six months ending March 30, 2018, there was no impact from common shares issuable from stock options for diluted shares.  Common shares issuable from stock options excluded from the calculation of diluted earnings per share because they were anti-dilutive were 740,575 and 775,225 in the three and six-month periods ending March 31, 2017, respectively.  Shares used for calculating earnings per share are disclosed in the following table:

In Thousands	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2018	2017	2018	2017

Shares used for basic earnings per share	29,614	29,719	29,758	29,633
Shares used for diluted earnings per share	29,726	29,959	29,758	29,895

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value).  As of March 30, 2018, and September 29, 2017, there were no shares of preferred stock or serial preferred stock outstanding.

In June 2014 the Company’s Board of Directors approved a $200 million share repurchase program.  In March 2015 the Company’s Board of Directors approved an additional $200 million for the share repurchase program.  Under the program, the Company is authorized to repurchase up to $400 million of outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  Repurchases may be made in the open market or through private transactions, in accordance with SEC requirements.  The Company may enter into a Rule 10(b)5-1 plan designed to facilitate the repurchase of all or a portion of the repurchase amount.  The program does not require the Company to acquire a specific number of shares.  Common stock repurchased can be reissued, and accordingly, the Company accounts for repurchased stock under the cost method of accounting.

During the three months ended March 30, 2018, the Company repurchased 313,900 shares under this program at an average price paid per share of $73.29, for an aggregate purchase price of $23.0 million.  During the six months ended March 30, 2018, the Company repurchased 601,400 shares under this program at an average price paid per share of $72.25, for an aggregate purchase price of $43.4 million.  There were no shares repurchased during the three or six months ended March 31, 2017.  There have been no shares repurchased subsequent to March 30, 2018.  Since the program began, the Company has repurchased 3,737,327 shares for an aggregate purchase price of $352.0 million, with $48.0 million in shares remaining available for repurchase in the future.

Changes in issued and outstanding common shares are summarized as follows:

	Six Months Ended	Year Ended
	March 30,	September 29,
	2018	2017
Shares Issued:
Balance, beginning of year	33,117,473	32,564,252
Shares issued under share-based compensation plans	46,888	553,221
Balance, end of current period	33,164,361	33,117,473

Treasury Stock:
Balance, beginning of year	(3,135,927)	(3,135,927)
Shares purchased	(601,400)	-
Balance, end of current period	(3,737,327)	(3,135,927)

Shares outstanding, end of period	29,427,034	29,981,546

The components of Accumulated Other Comprehensive Income (Loss):

In Thousands	March 30,	September 29,
	2018	2017

Unrealized gain on derivative contracts	$6,096	$13,469
Tax effect	(1,958)	(3,892)
	4,138	9,577

Pension and post-retirement obligations	(79,921)	(81,782)
Tax effect	27,482	27,956
	(52,439)	(53,826)

Foreign currency translation adjustment	(204,442)	(222,621)
Accumulated other comprehensive income (loss)	$(252,743)	$(266,870)

Note 4 – Retirement Benefits

The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC Electronics, Inc. (CMC).  The Company also sponsors a number of other non-U.S. defined benefit pension plans, primarily in Belgium, France and Germany.  Components of periodic pension cost consisted of the following:

In Thousands	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2018	2017	2018	2017

Components of Net Periodic Cost
Service cost	$3,396	$3,368	$6,769	$6,725
Interest cost	4,120	3,734	8,227	7,455
Expected return on plan assets	(6,826)	(6,290)	(13,634)	(12,555)
Amortization of prior service cost	127	115	253	229
Amortization of actuarial (gain) loss	799	1,638	1,596	3,401
Net periodic cost (benefit)	$1,616	$2,565	$3,211	$5,255

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at March 30, 2018, and September 29, 2017.

In Thousands	Level 2
	March 30,	September 29,
	2018	2017
Assets:
Derivative contracts designated as hedging instruments	$8,473	$13,932
Derivative contracts not designated as hedging instruments	745	284
Embedded derivatives	1,118	746

Liabilities:
Derivative contracts designated as hedging instruments	$2,378	$464
Derivative contracts not designated as hedging instruments	874	2,440
Embedded derivatives	1,191	2,239

In Thousands	Level 3
	March 30,	September 29,
	2018	2017
Assets:
Estimated value of assets held for sale	$18,418	$19,835

Liabilities:
Estimated value of liabilities held for sale	$7,636	$8,908

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

The Company’s board of directors previously approved the plan to sell certain non-core business units.  Based upon the estimated fair values, the Company adjusted the carrying value of the assets and liabilities of the businesses to fair value.  Principal assumptions used in measuring the estimated value of assets and liabilities held for sale included estimated selling price of the discontinued business, discount rates, industry growth rates, and pricing of comparable transactions in the market.  The valuations are categorized as Level 3 in the fair value hierarchy.

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

The fair value of derivative instruments is presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements.  The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of March 30, 2018, and September 29, 2017.  The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates.  These exposures arise primarily from purchases or sales of products and services from third parties.  Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies.  At March 30, 2018, and September 29, 2017, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $476.8 million and $406.9 million, respectively.  The notional value of our foreign currency forward contracts includes $100.0 million related to the hedge of a portion of our net monetary assets, including the embedded derivatives in our backlog.  These notional values consist primarily of contracts for the British pound sterling, Canadian dollar, and European euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Interest Rate Swaps

The Company manages its exposure to interest rate risk by maintaining an appropriate mix of fixed and variable rate debt, which over time are expected to moderate the costs of debt financing.  When considered necessary, the Company may use financial instruments in the form of interest rate swaps to help meet this objective.

Embedded Derivative Instruments

The Company’s embedded derivatives are the result of entering into sales or purchase contracts that are denominated in a currency other than the Company’s functional currency or the supplier’s or customer’s functional currency.

Net Investment Hedge

In April 2015 the Company issued €330.0 million in 3.625% Senior Notes due April 2023 (2023 Notes) which require semi-annual interest payments in April and October each year until maturity.  The Company designated the 2023 Notes and accrued interest as a hedge of the investment of certain foreign business units.  The foreign currency gain or loss that is effective as a hedge is reported as a component of AOCI in shareholders’ equity.  To the extent that this hedge is ineffective, the foreign currency gain or loss is recorded in earnings.  There has been no ineffectiveness of the hedge since inception.

Fair Value of Derivative Instruments

Fair value of derivative instruments in the Consolidated Balance Sheet at March 30, 2018, and September 29, 2017, consisted of:

In Thousands		Fair Value
		March 30,	September 29,
	Classification	2018	2017
Foreign Currency Forward Exchange Contracts:
	Other current assets	$8,413	$11,433
	Other assets	805	2,783
	Accrued liabilities	1,928	2,506
	Other liabilities	1,324	398

Embedded Derivative Instruments:
	Other current assets	$792	$604
	Other assets	326	142
	Accrued liabilities	872	1,657
	Other liabilities	319	582

The effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three month and six month periods ended March 30, 2018, and March 31, 2017, consisted of:

Fair Value Hedges and Embedded Derivatives

The Company recognized the following gains (losses) on contracts designated as fair value hedges and embedded derivatives:

In Thousands	Three Months Ended		Six Months Ended
Gain (Loss)	March 30,	March 31,	March 30,	March 31,
	2018	2017	2018	2017

Fair Value Hedges:
Recognized in cost of sales	$(893)	$692	$(1,271)	$(241)
Recognized in selling, general & administrative	(691)	561	(1,014)	(207)

Embedded derivatives:
Recognized in sales	$386	$(518)	$706	$(265)

Cash Flow Hedges

The Company recognized the following gains (losses) on contracts designated as cash flow hedges:

In Thousands	Three Months Ended		Six Months Ended
Gain (Loss)	March 30,	March 31,	March 30,	March 31,
	2018	2017	2018	2017
Foreign currency forward exchange contracts:
Recognized in AOCI (effective portion)	$(11,797)	$9,355	$(14,291)	$6,939
Reclassified from AOCI into sales	4,984	(3,446)	6,918	(7,871)

Net Investment Hedges

The Company recognized the following gains (losses) on contracts designated as net investment hedges:

In Thousands	Three Months Ended		Six Months Ended
Gain (Loss)	March 30,	March 31,	March 30,	March 31,
	2018	2017	2018	2017
2023 Notes and Accrued Interest:
Recognized in AOCI	$(10,682)	$(4,534)	$(16,979)	$19,379

During the second quarter of fiscal 2018 and 2017, the Company recorded gains of $2.3 million and $1.1 million, respectively, on foreign currency forward exchange contracts that have not been designated as accounting hedges.  During the first six months of fiscal 2018 and 2017, the Company recorded gains of $2.4 million and $0.2 million, respectively, on foreign currency forward exchange contracts that have not been designated as accounting hedges.  These foreign currency exchange gains and losses are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first six months of fiscal 2018 and 2017.  In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first six months of fiscal 2018 and 2017.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles.  The Company expects to reclassify approximately $7.0 million of net gain into earnings over the next 12 months.  The maximum duration of the Company’s foreign currency cash flow hedge contracts at March 30, 2018, was 24 months.

Note 7 – Insurance Recovery

In the second quarter of fiscal 2017 the Company received a $5.2 million insurance recovery due to an energetic incident at one of its countermeasure operations, which occurred in the third quarter of fiscal 2016.  The insurance recovery from this incident was $7.8 million for the first six months of 2017.  Management does not anticipate additional insurance recoveries arising from this matter in fiscal 2018.  The insurance recovery is reported as a separate line item on the Consolidated Statement of Operations and Comprehensive Income (Loss) and is included in Advanced Materials segment earnings.

Note 8 – License Fee Income

On January 4, 2018, the Company granted an exclusive license to a third party to manufacture, repair and sell certain legacy avionics components for $4.5 million.  In addition, the Company sold $0.4 million in inventory.  The Company will be paid a 15% royalty on future sales of the licensed product.  The Company recorded $2.3 million in license fee income, net of the write-off of the related intangible assets of $2.2 million.  On December 22, 2017, the Company granted an exclusive license to a third party to manufacture, repair and sell certain legacy control devices for $3.0 million.  Additionally, the Company sold certain inventory and manufacturing equipment to the licensee for $1.0 million.  The Company will be paid a 15% royalty on future sales of the licensed product.  The license fee income is reported as a separate line item on the Consolidated Statement of Operations and Comprehensive Income (Loss) and is included in Avionics & Controls segment earnings.

Note 9 – Sale of Business

In March 2018 the Board of Directors approved the sale of the Kirkhill business, and on March 15, 2018, the Company sold the assets and certain liabilities of this business to TransDigm, Inc. for $50 million before selling costs.  The Company incurred an estimated $5.3 million loss on sale of the business and an estimated $0.7 million gain after tax due to the release of a valuation allowance on a capital loss carryover.  Based on current discontinued operations accounting guidance, the sale of the Kirkhill business does not qualify as a discontinued operation.

Note 10 – Income Taxes

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.

The SEC recognized that a company’s review of certain income tax effects of the Act may be incomplete at the time financial statements are issued.  According to FASB Accounting Standards Update No. 2018-05, if a company does not have the necessary information available for certain effects of the Act, the Company may record provisional numbers and adjust those amounts during the measurement period not to extend beyond one year.

At March 30, 2018, the Company had not completed the accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax.  In other cases, the Company was not able to make a reasonable estimate and continued to account for those items based on its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment.  For the items for which the Company was able to determine a reasonable estimate, the Company recognized a provisional amount of $48.6 million, which is included as a component of income tax expense from continuing operations.  In all cases, the Company will continue to make and refine the calculations as additional analysis is completed.  In addition, the estimates may also be affected as the Company gains a more thorough understanding of the tax law.

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

Foreign Tax Effects

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P) that the Company previously deferred from U.S. income taxes.  The Company recorded a provisional amount for its one-time transition tax liability resulting in an increase in income tax expense of $42.0 million.  The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these amounts, including the benefit attributable to foreign tax credits and related elections.  Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets.  This amount may change when the Company finalizes the calculations of post-1986 foreign E&P previously deferred from U.S. taxation and finalizes the amounts of cash or other specified assets.  The Act sets certain limits that may restrict the Company’s use of any foreign tax credits generated from the one-time transaction tax.  As of the date of this report, management was not able to (1) determine a reasonable estimate of the tax liability for the Company’s remaining outside basis; (2) complete an analysis of the Global Intangible Low Taxed Income (GILTI); and (3) evaluate how the Act will impact the Company’s existing APB 23 position to indefinitely reinvest unremitted foreign earnings.

The income tax rate for the second quarter of fiscal 2018 was 7.9% compared to the prior year period of 27.2%.  The 7.9% income tax rate mainly reflected a $4.7 million tax benefit from a reduction of a capital loss valuation reserve due to the realization of a capital gain upon the sale of the Kirkhill business.  In addition, the income tax rate for the second fiscal quarter of 2018 reflects a blended U.S. tax rate of 24.5%, which is based upon an income tax rate of 35% for our first three months of fiscal 2018 and 21% for the balance of year ending September 28, 2018.

The income tax rate for the first six months of fiscal 2018 was 122.7% mainly due to the effect of the Act.  In addition, the income tax rate for the first six months of fiscal 2018 reflected a $4.7 million tax benefit from a release of a capital loss valuation reserve due to a realized capital gain upon the sale of the Kirkhill business.

The 18.3% income tax rate in the first six months of fiscal 2017 reflected the following items:  the Company recognized $5.4 million of discrete tax benefits primarily related to a reduction of the income tax rate in France for fiscal 2020 and the early adoption of the accounting standard update for employee share-based payment awards.

By the end of fiscal 2018, it is reasonably possible that approximately $1.0 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.  The Company recognizes interest related to unrecognized tax benefits in income tax expense.

Note 11 – Debt

Long-term debt at March 30, 2018 and September 29, 2017, consisted of the following:

In Thousands	March 30,	September 29,
	2018	2017

U.S. credit facility	$45,000	$50,000
U.S. Term Loan, due April 2020	218,750	225,000
3.625% Senior Notes, due April 2023	406,692	389,862
Government refundable advances	44,590	45,549
Obligation under capital leases	70,378	71,091
Debt issuance costs	(4,158)	(4,654)
	781,252	776,848
Less current maturities	15,170	17,424
Carrying amount of long-term debt	$766,082	$759,424

U.S. Credit Facility

On April 9, 2015, the Company amended its secured credit facility to extend the maturity to April 9, 2020, increase the revolving credit facility to $500 million, and provide for a delayed-draw term loan facility of $250 million, which was drawn on August 3, 2015.  The Company recorded $2.3 million in debt issuance costs.  The credit facility is secured by substantially all the Company’s assets, and interest is based on standard inter-bank offering rates.  The interest rate ranges from LIBOR plus 1.25% to LIBOR plus 2.00% depending on leverage ratios at the time the funds are drawn.  At March 30, 2018, the Company had $45.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.50%, which was 3.38%.  On February 13, 2018, the Company obtained a waiver and consent from the required lenders under the Company’s U.S. credit facilities of the financial reporting breaches resulting from the Restatement described in Note 2 of Company’s fiscal 2017 Form 10-K/A.  As of March 30, 2018, the Company is in compliance with the lenders’ requirements.

U.S. Term Loan, due April 2020

On August 3, 2015, the Company borrowed $250 million under the amended secured credit facility (U.S. Term Loan, due 2020).  The interest rate on the U.S. Term Loan, due 2020, ranges from LIBOR plus 1.25% to LIBOR plus 2.00%.  At March 30, 2018, the interest rate was LIBOR plus 1.50%, or 3.38%.  The loan amortizes at 1.25% of the original principal balance quarterly through March 2020, with the remaining balance due in April 2020.

3.625% Senior Notes, due April 2023

In April 2015 TA Mfg. Limited, a wholly owned subsidiary of the Company, issued €330.0 million in 3.625% Notes, due 2023, requiring semi-annual interest payments in April and October of each year until maturity.  The notes are designated as a net investment hedge and translated to U.S. dollars each period, with the associated gains or losses recorded to AOCI.  The net proceeds from the sale of the notes, after deducting $5.9 million of debt issuance costs, were $350.8 million.  The 2023 Notes are general unsecured senior obligations of the Company.  The 2023 Notes are unconditionally guaranteed on a senior basis by the Company and certain subsidiaries of the Company that are guarantors under the Company’s existing secured credit facility.  The 2023 Notes are subject to redemption at the option of the Company, in whole or in part at redemption prices starting at 102.719% of the principal amount plus accrued interest during the period beginning April 15, 2018, and declining annually to 100% of principal and accrued interest on or after April 15, 2021.

Based on quoted market prices, the fair value of the Company’s 2023 Notes was $414.3 million and $403.2 million as of March 30, 2018, and September 29, 2017, respectively.  The carrying amount of the secured credit facility and the U.S. Term Loan, due 2020, approximate fair value.  The estimate of fair value for the 2023 Notes is based on Level 2 inputs as defined in the fair value hierarchy described in Note 5.

Government Refundable Advances

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation.  The requirement to repay this advance is solely based on year-over-year commercial aviation revenue growth at CMC beginning in 2014.  Imputed interest on the advance was 2.52% at March 30, 2018.  The debt recognized was $44.6 million and $45.5 million at March 30, 2018, and September 29, 2017, respectively.

Obligation Under Capital Lease

The Company leases building and equipment under capital leases.  The present value of the minimum capital lease payments, net of the current portion, totaled $68.3 million and $69.0 million as of March 30, 2018, and September 29, 2017, respectively.

Note 12 – Commitments and Contingencies

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

On March 5, 2014, the Company entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DTCC) to resolve alleged International Traffic in Arms Regulations (ITAR) civil violations.  The Consent Agreement was closed in fiscal 2017.

Note 13 – Employee Stock Plans

As of March 30, 2018, the Company had three share-based compensation plans, which are described below.  The compensation cost that has been charged against income for those plans was $6.7 million and $7.4 million for the first six months of fiscal 2018 and 2017, respectively.  During the first six months of fiscal 2018 and 2017, the Company issued 46,888 and 345,484 shares, respectively, under its share-based compensation plans.

Employee Stock Purchase Plan (ESPP)

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded.

Employee Sharesave Scheme

The Company offers shares under its employee sharesave scheme for U.K. employees.  This plan allows participants the option to purchase shares at a 5% discount of the market price of the stock as of the beginning of the offering period.  The term of these options is three years.  The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan.  Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  There were no grants in the six-month periods ended March 30, 2018, and March 31, 2017.

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 218,800 and 234,700 options to purchase shares in the six-month periods ended March 30, 2018, and March 31, 2017, respectively.  The weighted-average grant date fair value of options granted during the six-month periods ended March 30, 2018, and March 31, 2017, was $30.85 and $32.60 per share, respectively.

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

	Six Months Ended
	March 30,	March 31,
	2018	2017

Volatility	34.32%	34.97 - 35.42%
Risk-free interest rate	2.15 - 2.47%	1.98 - 2.51%
Expected life (years)	5 - 9	5 - 9
Dividends	0	0

The Company granted 42,050 and 37,100 restricted stock units in the six-month periods ended March 30, 2018, and March 31, 2017, respectively.  The weighted-average grant date fair value of restricted stock units granted during the six-month periods ended March 30, 2018, and March 31, 2017, was $87.34 and $76.83 per share, respectively.  The fair value of each restricted stock unit granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.

The Company granted 33,700 and 42,600 performance share plan (PSP) shares in the six-month periods ended March 30, 2018, and March 31, 2017, respectively.  PSP shares will be paid out in shares of Esterline common stock at the end of the three-year performance period.  The PSP shares granted in each period equaled the number of shares participants would receive if the Company achieves target performance over the relevant period.  The actual number of shares that will be paid out upon completion of the performance period is based on actual performance and may range from 0% to 300% of the target number of shares.

Note 14 – Discontinued Operations

The Company’s Board of Directors previously approved the plan to sell certain non-core business units including Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; a small distribution business; and a small manufacturing business.

On May 4, 2016, the Company sold certain assets of Wallop for 2.5 million British pounds and deferred consideration up to a maximum payment of 9 million British pounds.  In the definitive purchase and sale agreement for the sale of these assets, the Company provided standard representations and warranties as well as indemnification to the buyer of the Wallop operation.  The Company is obligated to indemnify the buyer for certain losses of up to 5.0 million British pounds, if, among other things, the Company breaches the representations and warranties.  In the first quarter of fiscal 2018, the Company received notification of a claim from the buyer of the Wallop operation alleging breaches of representations and warranties primarily associated with defective products and late product deliveries.  Although a loss is possible, the amount of any loss related to this claim cannot be estimated at this time.  The Company does not expect the possible loss to have a material effect on the Company’s financial position.  The deferred consideration is payable based upon receipt of acceptable orders during a three-year period ending May 3, 2019, and is equal to the amount of the acceptable order times a specified percentage ranging from 26.5% to 31%.  The earn-out payment is estimated to be 4.8 million British pounds, or $6.7 million, at March 30, 2018.  The Company was notified in December 2017 that it earned 1.3 million British pounds, or $1.8 million, in deferred consideration, half of which was paid to the Company in the second quarter of fiscal 2018 and the remaining half of which is expected to be paid in the third quarter of fiscal 2018, in accordance with the terms of the purchase and sale agreement.

On March 28, 2017, the Company sold a small manufacturing business for $0.6 million and a note receivable of $2.4 million, resulting in a gain on sale of the business of $0.8 million. The note receivable is due March 28, 2021, with an interest rate of 2.05%.

The Company incurred a $0.1 million loss from discontinued operations in the second quarter of fiscal 2018 and no loss from discontinued operations in the second quarter of fiscal 2017.  During the first six months of fiscal 2018 and 2017, the company incurred a loss from discontinued operations of $0.2 million and $5.4 million, respectively.  Included in the loss of $5.4 million for the first six months of fiscal 2017 was a $4.3 million loss on Wallop assets held for sale, principally due to a reduction in the estimated sale price and the effect of changes of foreign currency exchange rates.  There was no significant change to the estimated sale price in the second quarter of fiscal 2018.

The operating results of the discontinued operations for the three-month period ended March 30, 2018, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$-	$-	$-	$-	$-

Operating earnings (loss)	869	-	(1,207)	(50)	(388)
Tax expense (benefit)	10	-	(308)	(13)	(311)
Income (loss) from discontinued operations	$859	$-	$(899)	$(37)	$(77)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$801	$-	$505	$-	$1,306

The operating results of the discontinued operations for the three-month period ended March 31, 2017, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$2,268	$-	$-	$-	$2,268

Operating earnings (loss)	752	(2)	(1,269)	(289)	(808)
Tax expense (benefit)	(191)	-	(482)	(101)	(774)
Income (loss) from discontinued operations	$943	$(2)	$(787)	$(188)	$(34)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$54	$-	$265	$-	$319
Gain on sale of discontinued operations	1,188	-	-	-	1,188

The operating results of the discontinued operations for the six-month period ended March 30, 2018, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$-	$-	$-	$-	$-

Operating earnings (loss)	883	-	(1,490)	(50)	(657)
Tax expense (benefit)	33	-	(434)	(13)	(414)
Income (loss) from discontinued operations	$850	$-	$(1,056)	$(37)	$(243)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$750	$-	$645	$-	$1,395

The operating results of the discontinued operations for the six-month period ended March 31, 2017, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$4,964	$-	$-	$-	$4,964

Operating earnings (loss)	(119)	893	(6,616)	(893)	(6,735)
Tax expense (benefit)	(430)	-	(623)	(312)	(1,365)
Income (loss) from discontinued operations	$311	$893	$(5,993)	$(581)	$(5,370)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$(86)	$-	$(4,323)	$-	$(4,409)
Gain on sale of discontinued operations	1,188	-	-	-	1,188

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at March 30, 2018, are comprised of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Other current assets	$-	$-	$4,300	$4,300
Current Assets of Businesses Held for Sale	-	-	4,300	4,300

Net property, plant and equipment	5,262	-	-	5,262
Other assets	-	-	8,856	8,856
Non-Current Assets of Businesses Held for Sale	5,262	-	8,856	14,118

Accounts payable	-	-	30	30
Accrued liabilities	-	-	4,499	4,499
Current Liabilities of Businesses Held for Sale	-	-	4,529	4,529

Deferred income tax liabilities	-	-	2,787	2,787
Other liabilities	-	-	320	320
Non-Current Liabilities of Businesses Held for Sale	-	-	3,107	3,107

Net Assets of Businesses Held for Sale	$5,262	$-	$5,520	$10,782

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at September 29, 2017, were comprised of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Other current assets	$-	$-	$6,501	$6,501
Current Assets of Businesses Held for Sale	-	-	6,501	6,501

Net property, plant and equipment	5,262	-	-	5,262
Other assets	-	-	8,072	8,072
Non-Current Assets of Businesses Held for Sale	5,262	-	8,072	13,334

Accounts payable	-	-	138	138
Accrued liabilities	-	-	7,046	7,046
Current Liabilities of Businesses Held for Sale	-	-	7,184	7,184

Deferred income tax liabilities	-	-	1,404	1,404
Other liabilities	-	-	320	320
Non-Current Liabilities of Businesses Held for Sale	-	-	1,724	1,724

Net Assets of Businesses Held for Sale	$5,262	$-	$5,665	$10,927

Note 15 – Business Segment Information

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

In Thousands	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2018	2017	2018	2017
Sales
Avionics & Controls	$212,814	$213,293	$415,517	$405,975
Sensors & Systems	198,153	182,727	373,621	350,483
Advanced Materials	106,662	113,111	210,536	211,089
	$517,629	$509,131	$999,674	$967,547

Earnings from Continuing Operations Before Income Taxes
Avionics & Controls	$23,673	$20,772	$44,058	$38,689
Sensors & Systems	19,271	26,357	30,984	44,500
Advanced Materials	9,553	28,322	24,136	38,202
Segment Earnings	52,497	75,451	99,178	121,391

Corporate expense	(18,573)	(20,021)	(38,621)	(37,265)
Interest income	449	100	747	196
Interest expense	(8,167)	(7,458)	(15,771)	(15,346)
	$26,206	$48,072	$45,533	$68,976

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

In fiscal 2014 our Board of Directors approved the plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; a small distribution business; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; and a small manufacturing business.  As of March 30, 2018, we have sold these business units, except for the land and buildings at Eclipse and Wallop, which are currently held for sale.  These businesses are reported as discontinued operations.

In fiscal 2017 we evaluated the ongoing performance challenges at our elastomer business based in Brea, California, known as the Kirkhill business, resulting in the decision to explore all strategic options associated with the business.  The historic performance volatility of this business was a consideration in this decision.  In March 2018 the Board of Directors approved the sale of the Kirkhill business and on March 15, 2018, we sold the assets and certain liabilities of this business to TransDigm, Inc. for $50 million before selling costs.  We incurred an estimated $5.3 million loss on sale of the business and an estimated $0.7 million gain after tax due to the reduction of a capital loss valuation reserve of $4.7 million and an additional tax benefit of $1.4 million recognized as a result of the loss on the sale of a business.  Based on current discontinued operations accounting guidance, the sale of the Kirkhill business does not qualify as a discontinued operation.  Kirkhill was included in the Advanced Materials segment.  Operating earnings (loss) for the Kirkhill business are summarized below:

In Thousands	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2018	2017	2018	2017

Operating Earnings (Loss)	$(11,181)	$2,070	$(17,214)	$(2,946)

Loss on Sale	(5,310)	-	(5,310)	-
Retention Bonus	(670)	-	(670)	-
Operating Earnings (Loss) Excluding Loss on Sale and Retention Bonus	$(5,201)	$2,070	$(11,234)	$(2,946)

Gain (Loss) on Sale of Business, Net of Tax:
Loss on Sale	(5,310)	-	(5,310)	-

Income Tax Benefit:
Reduction of Capital Loss Valuation Reserve	(4,680)	-	(4,680)	-
Income Tax Benefit	(1,374)	-	(1,374)	-
	$744	$-	$744	$-

On June 19, 2014, our Board of Directors approved a share repurchase program and authorized the repurchase of up to $200 million of outstanding shares of common stock.  In March 2015 our Board of Directors authorized an additional $200 million for the repurchase of outstanding shares of common stock under the program.  Under the program the Company is authorized to repurchase up to $400 million of the outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  In the second quarter of fiscal 2018, we repurchased 313,900 shares under this program at an average price paid per share of $73.29, for an aggregate purchase price of $23.0 million.  There were no shares repurchased in the second quarter of fiscal 2017.

Since the program began, the Company has repurchased 3,737,327 shares for an aggregate purchase price of $352.0 million, with $48.0 million remaining available for repurchase in the future.

Sales for the second quarter of fiscal 2018 increased $8.5 million to $517.6 million over the prior-year period due mainly to increased segment sales at Sensors & Systems of $15.4 million, partially offset by lower sales at Advanced Materials.

Gross margin was 31.6% in the second quarter of fiscal 2018 compared with 34.8% in the prior-year period.  Gross profit was $163.7 million and $177.2 million for the second quarter of fiscal 2018 and 2017, respectively.  For further explanation about changes in sales and gross profit in the second quarter of fiscal 2018 over the prior-year period, refer to the table at the end of this Overview section.

Selling, general and administrative expenses increased by $4.1 million in the second quarter of fiscal 2018 over the prior-year period to $102.0 million, mainly due to the effects of changes in foreign currency exchange rates.

Research, development and engineering expense decreased by $4.3 million to $24.7 million, or 4.8% of sales, in the second quarter of fiscal 2018 from the prior-year period.  The decrease mainly reflected lower expense at Avionics & Controls and Sensors & Systems.

On January 4, 2018, we granted an exclusive license to a third party to manufacture, repair and sell certain legacy avionics components for $4.6 million.  We recorded $2.3 million in license fee income, net of the write-off of the related intangible assets of $2.3 million.  In addition, we sold $0.4 million in inventory at book value.  We will be paid a 15% royalty on future sales of the licensed product.  On December 22, 2017, we granted an exclusive license to a third party to manufacture, repair and sell certain legacy control devices for $3.0 million.  Additionally, we sold certain inventory and manufacturing equipment to the licensee for $1.0 million.  We will be paid a 15% royalty on future sales of the licensed product.  License fee income from both transactions is reported as a separate line item on the Consolidated Statement of Operations and Comprehensive Income (Loss) and is included in Avionics & Controls segment earnings.

In the first quarter of fiscal 2017 we received a $2.6 million insurance recovery resulting from an energetic incident at one of our countermeasure operations, which occurred in the first quarter of fiscal 2016.  In the second quarter of fiscal 2017, we received a $5.2 million insurance recovery.  We also received a $5.0 million insurance recovery in the fourth quarter of fiscal 2016 related to the energetic incident.  We do not anticipate additional insurance recoveries arising from this matter in fiscal 2018.  The insurance recovery is reported as a separate line item on the Consolidated Statement of Operations and Comprehensive Income (Loss) and is included in Advanced Materials segment earnings.

The income tax rate for the second quarter of fiscal 2018 was 7.9% compared to the prior-year period of 27.2%.  The 7.9% income tax rate mainly reflected the release of a valuation allowance of $4.7 million for a capital loss carryover due to the sale of the Kirkhill business.

Loss from discontinued operations in the second quarter of fiscal 2018 was $0.1 million, with no diluted share effect.  The loss from discontinued operations in the second quarter of fiscal 2017 was $0.035 million, with no diluted share effect.

Net earnings in the second quarter of fiscal 2018 were $23.9 million, or $0.80 per diluted share, compared with $34.4 million, or $1.15 per diluted share, in the prior-year period.

Cash flows from operating activities were $89.7 million in the first six months of fiscal 2018 compared with $91.3 million in the prior-year period.  The decrease in cash flows from operating activities is primarily from lower net earnings.

Sales for the first six months of fiscal 2018 increased $32.1 million to $999.7 million over the prior-year period due mainly to increased segment sales at Avionics & Controls and Sensors & Systems.

Gross margin was 31.2% in the first six months of fiscal 2018 compared with 33.1% in the prior-year period.  Gross profit was $312.1 million and $320.1 million for the first six months of fiscal 2018 and 2017, respectively.  For further explanation about changes in sales and gross profit in the first six months of fiscal 2018 over the prior-year period, refer to the table at the end of this Overview section.

Selling, general and administrative expenses increased by $7.9 million in the first six months of fiscal 2018 over the prior-year period to $200.9 million, due to the effects of changes in foreign currency exchange rates.

Research, development and engineering expense was $50.6 million, or 5.1% of sales, in the first six months of fiscal 2018 and was even with the prior-year period.

As explained in Note 10 to the Consolidated Financial Statements included in Part 1, Item 1 of this report, the Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.  At March 30, 2018, we had not completed our accounting for the tax effects of enactment of the Act; however, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax based on our total post-1986 earnings and profits that we previously deferred from U.S. income tax.  In the first three months of fiscal 2018, we recorded a provisional amount related to the remeasurement of our deferred income tax balance of $6.6 million and a provisional amount related to our one-time transition tax liability of $42.0 million.

The income tax rate for the first six months of fiscal 2018 was 122.7% mainly due to the effect of the Act.  The income tax rate in the first six months of fiscal 2017 was 18.3%, which reflected certain discrete income tax benefits mainly due to a reduction in the income tax rate in France in 2020 and the early adoption of the accounting standard update for employee share-based payment awards.

We reported a loss from continuing operations in the first six months of fiscal 2018 of $10.9 million, or $0.36 per diluted share, compared with earnings from continuing operations of $55.6 million, or $1.86 per diluted share due to the $48.6 million, or $1.62 per diluted share, due to the income charge resulting from the Act.

Loss from discontinued operations in the first six months of fiscal 2018 was $0.2 million, or $0.01 per diluted share, compared with a loss of $5.4 million, or $0.18 per diluted share, in the prior-year period.

Net loss in the first six months of fiscal 2018 was $11.1 million, or $0.37 per diluted share, compared with net earnings of $50.2 million, or $1.68 per diluted share, in the prior-year period.

Our sales, gross profit and earnings results for the second quarter of fiscal 2018 compared with the prior-year period included a number of significant items which are summarized in the tables below.

The following is a roll forward of sales and gross profit from the three-month period ended March 31, 2017, to the three-month period ended March 30, 2018:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Three-month period ended March 31, 2017	$213,293	$182,727	$113,111	$509,131
Foreign currency gain (loss)	3,852	12,038	2,798	18,688
Forward contract gain (loss)	3,861	4,471	-	8,332
Sales volume	(8,192)	(1,083)	(9,247)	(18,522)
Three-month period ended March 30, 2018	$212,814	$198,153	$106,662	$517,629

Gross Profit:
Three-month period ended March 31, 2017	70,796	68,291	38,119	177,206
Foreign currency gain (loss)	(12)	605	681	1,274
Forward contract gain (loss)	3,889	4,471	-	8,360
Volume/mix	(3,979)	(1,842)	(7,801)	(13,622)
Lower (higher) manufacturing costs	(1,438)	(4,595)	(1,424)	(7,457)
Business integration	29	-	-	29
Inventory cost and EAC adjustment	1,091	225	-	1,316
Other	(1,879)	(1,500)	-	(3,379)
Three-month period ended March 30, 2018	$68,497	$65,655	$29,575	$163,727

The following is a roll forward of sales and gross profit from the six-month period ended March 31, 2017, to the six-month period ended March 30, 2018:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Six-month period ended March 31, 2017	$405,975	$350,483	$211,089	$967,547
Foreign currency gain (loss)	5,538	18,935	4,263	28,736
Forward contract gain (loss)	7,681	6,926	-	14,607
Sales volume	(3,677)	(2,723)	(4,816)	(11,216)
Six-month period ended March 30, 2018	$415,517	$373,621	$210,536	$999,674

Gross Profit:
Six-month period ended March 31, 2017	131,284	126,262	62,572	320,118
Foreign currency gain (loss)	(897)	721	1,058	882
Forward contract gain (loss)	7,770	6,926	-	14,696
Volume/mix	(582)	(7,957)	(3,963)	(12,502)
Lower (higher) manufacturing costs	(2,115)	(6,795)	(1,088)	(9,998)
Business integration	330	-	-	330
Inventory cost and EAC adjustment	1,308	418	-	1,726
Other	(4,284)	1,095	-	(3,189)
Six-month period ended March 30, 2018	$132,814	$120,670	$58,579	$312,063

The following table shows the average foreign exchange rates for the British pound, Canadian dollar and European euro relative to the U.S. dollar for the three and six-month periods ended March 30, 2018, and March 31, 2017.

	Three Months Ended			Six Months Ended
	March 30,	March 31,		March 30,	March 31,
	2018	2017	Change	2018	2017	Change

GBP to USD	1.3965	1.2485	11.9%	1.3635	1.2463	9.4%
CAD to USD	0.7964	0.7572	5.2%	0.7926	0.7517	5.4%
EUR to USD	1.2296	1.0616	15.8%	1.2057	1.0718	12.5%

The following table shows the impact of changes in the foreign currency exchange rates for the British pound, Canadian dollar and European euro relative to the U.S. dollar on sales, gross profit, operating earnings during the three-month period ended March 30, 2018, compared with the prior-year period.

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Sales
Foreign currency gain (loss)	$3,852	$12,038	$2,798	$18,688
Forward contract gain (loss)	3,861	4,471	-	8,332
	$7,713	$16,509	$2,798	$27,020

Gross Profit
Foreign currency gain (loss)	$(12)	$605	$681	$1,274
Forward contract gain (loss)	3,889	4,471	-	8,360
	$3,877	$5,076	$681	$9,634

Operating Earnings (Loss)
Foreign currency gain (loss)	$(494)	$(4,005)	$1,313	$(3,186)
Forward contract gain (loss)	2,722	4,201	(662)	6,261
	$2,228	$196	$651	$3,075

The following table shows the impact of changes in the foreign currency exchange rates for the British pound, Canadian dollar and European euro relative to the U.S. dollar on sales, gross profit, and operating earnings during the six-month period ended March 30, 2018, compared with the prior-year period.

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Sales
Foreign currency gain (loss)	$5,538	$18,935	$4,263	$28,736
Forward contract gain (loss)	7,681	6,926	-	14,607
	$13,219	$25,861	$4,263	$43,343

Gross Profit
Foreign currency gain (loss)	$(897)	$721	$1,058	$882
Forward contract gain (loss)	7,770	6,926	-	14,696
	$6,873	$7,647	$1,058	$15,578

Operating Earnings (Loss)
Foreign currency gain (loss)	$(4,673)	$(6,587)	$728	$(10,532)
Forward contract gain (loss)	7,326	7,190	1,515	16,031
	$2,653	$603	$2,243	$5,499

Results of Operations

Three-Month Period Ended March 30, 2018, Compared with Three-Month Period Ended March 31, 2017

Total sales for the second quarter of fiscal 2018 increased by $8.5 million, or 1.7%, over the prior-year period.  Sales by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	March 30,	March 31,
	From Prior Year	2018	2017

Avionics & Controls	(0.2)%	$212,814	$213,293
Sensors & Systems	8.4%	198,153	182,727
Advanced Materials	(5.7)%	106,662	113,111
Total Net Sales		$517,629	$509,131

The $0.5 million decrease in Avionics & Controls sales over the prior-year period mainly reflected the following:

•

Lower sales volumes of avionics systems of $8 million principally due to a one-time order in the prior-year period for satellite communication devices for $3 million and decreased sales for defense applications

•	Lower sales volumes of interface technologies of $2 million principally due to lower demand for medical applications nearing end of life
•	Partially offset by
•	Higher sales volumes of control and communication systems of $2 million principally for the secure communications aftermarket
•	Favorable effect of changes in foreign currency exchange rates of $8 million

The $15.4 million increase in Sensor & Systems sales over the prior-year period principally reflected the following:

•	Favorable effect of changes in foreign currency exchange rates of $16 million
•	Higher sales of connection technologies of $4 million mainly for industrial applications
•	Partially offset by lower sales of power systems of $5 million principally due to the completion of an FAA requirement for ground fault interrupt (GFI) relays in fiscal 2017

The $6.4 million decrease in sales in Advanced Materials over the prior-year period mainly reflected the following:

•

Lower sales volumes of engineered materials of $16 million due to a new long-term contract for defense applications replacing a higher priced product and lower demand mainly for aerospace and defense products at the Kirkhill business

•	Partially offset by
•	Higher sales volumes of defense technologies of $7 million mainly due to operational challenges in countermeasures in the prior-year period
•	Favorable effect of changes in foreign currency exchange rates of $3 million

Overall, gross margin was 31.6% and 34.8% for the second quarter of fiscal 2018 and 2017, respectively.  Gross profit was $163.7 million and $177.2 million for the second quarter of fiscal 2018 and 2017, respectively.  Gross profit and gross margin percentage by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	March 30,	March 31,
	From Prior Year	2018	2017

Avionics & Controls	(3.2)%	$68,497	$70,796
Sensors & Systems	(3.9)%	65,655	68,291
Advanced Materials	(22.4)%	29,575	38,119
Total Gross Profit		$163,727	$177,206

Avionics & Controls	(1.0)%	32.2%	33.2%
Sensors & Systems	(4.3)%	33.1%	37.4%
Advanced Materials	(6.0)%	27.7%	33.7%
Gross Margin Percentage		31.6%	34.8%

The $2.3 million decrease in Avionics & Controls gross profit is mainly due to the following:

•	Unfavorable mix of $2 million on displays due mainly to startup of a new program and $2 million due to lower sales volumes and unfavorable mix on avionics systems
•	Higher manufacturing costs of $2 million due to a low rate of initial production of control and communication systems for new programs
•	Partially offset by favorable effect of changes in foreign currency rates of $4 million

The $2.6 million decrease in Sensors & Systems gross profit principally reflected the following:

•

Unfavorable product mix of $5 million mainly due to lower sales of GFI at power systems and increased manufacturing costs of $5 million principally due to increased inventory excess and obsolete adjustments of $2 million and higher material, labor and overhead costs

•	Partially offset by
•	Higher sales volume/mix of connection technologies of $3 million
•	Favorable effect of changes in foreign currency rates of $5 million

The $8.5 million decrease in Advanced Materials gross profit principally reflected the following:

•

Unfavorable product mix on sales of engineered materials of $10 million principally at the Kirkhill business and higher manufacturing costs of $1 million mainly due to a retention bonus paid in connection with the sale of the Kirkhill business

•	Partially offset by higher sales volume/mix mainly due to countermeasures of $2 million

Selling, general and administrative expenses (which include corporate expenses) totaled $102.0 million, or 19.7% of sales, and $97.9 million, or 19.2% of sales, for the second quarter of fiscal 2018 and 2017, respectively.  The increase in selling, general and administrative expense was mainly due to the unfavorable effect of changes in foreign currency rates of $5 million, higher information technologies expenses driven by government contract data security compliance requirements of $3 million, partially offset by a lower pension expense of $1 million and a prior-year bad debt for a long-term contract of $2 million.

Research, development and engineering spending was $24.7 million, or 4.8% of sales, for the second quarter of fiscal 2018 compared with $29.0 million, or 5.7% of sales, for the second quarter of fiscal 2017.  The $4.3 million decrease in research, development and engineering principally reflected lower spending in the Avionics & Controls and Sensors & Systems segments in the second quarter of fiscal 2018.  Management expects that the full year research, development and engineering expense will be approximately 5% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the second quarter of fiscal 2018 totaled $52.5 million, or 10.1% of sales, compared with $75.5 million, or 14.8% of sales, for the second quarter in fiscal 2017.  Segment earnings by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	March 30,	March 31,
	From Prior Year	2018	2017

Avionics & Controls	14.0%	$23,673	$20,772
Sensors & Systems	(26.9)%	19,271	26,357
Advanced Materials	(66.3)%	9,553	28,322
Total Segment Earnings		$52,497	$75,451

Avionics & Controls	1.4%	11.1%	9.7%
Sensors & Systems	(4.7)%	9.7%	14.4%
Advanced Materials	(16.0)%	9.0%	25.0%
Segment Earnings Percentage		10.1%	14.8%

The $2.9 million increase in Avionics & Controls segment earnings mainly reflected the following:

•	License fee income of $2 million from licensing certain legacy avionics components to a third-party manufacturer
•	A $2 million decrease in research, development and engineering mainly for cockpit control applications for development programs
•	A $2 million prior-year bad debt incurred on an avionics systems long-term contract
•	Partially offset by
•	A $1 million unfavorable effect of changes in foreign currency exchanges rates on operating expenses
•	A $2 million decrease in gross profit

The $7.1 million decrease in Sensors & Systems segment earnings mainly reflected the following:

•	A $5 million unfavorable effect of changes in foreign currency exchange rates on operating expenses
•	A $3 million decrease in gross profit (including a $5 million favorable effect of changes in foreign currency exchange rates)
•	A $2 million increase in selling, general and administrative expense
•	Partially offset by a $3 million decrease in research, development and engineering for power systems

The $18.8 million decrease in Advanced Materials segment earnings mainly reflected the following:

•	A $9 million decrease in gross profit
•	A $5 million loss on the sale of the Kirkhill business
•	A prior-year period $5 million insurance recovery from the incident at one of our countermeasure operations

Interest expense for the second quarter of fiscal 2018 was $8.2 million compared with $7.5 million for the second quarter of fiscal 2017.  The increase in interest expense mainly reflected a higher interest rate.

The income tax rate for the second quarter of fiscal 2018 was 7.9% compared to the prior year period of 27.2%.  The 7.9% income tax rate mainly reflected a $4.7 million tax benefit from the release of a capital loss valuation reserve due to a realized capital gain upon the sale of the Kirkhill business.  In addition, the income tax rate for the second fiscal quarter of 2018 reflects a blended U.S. tax rate of 24.5%, which is based upon an income tax rate of 35% for our first three months of fiscal 2018 and 21% for the balance of year ending September 28, 2018.

Six-Month Period Ended March 30, 2018, Compared with Six-Month Period Ended March 31, 2017

Total sales for the first six months of fiscal 2018 increased by $32.1 million, or 3.3%, over the prior-year period.  Sales by segment were as follows:

In Thousands		Six Months Ended
	Increase (Decrease)	March 30,	March 31,
	From Prior Year	2018	2017

Avionics & Controls	2.4%	$415,517	$405,975
Sensors & Systems	6.6%	373,621	350,483
Advanced Materials	(0.3)%	210,536	211,089
Total Net Sales		$999,674	$967,547

The $9.5 million increase in Avionics & Controls sales over the prior-year period mainly reflected the following:

•	Favorable effect of changes in foreign currency exchange rates of $13 million
•	Higher sales volumes of $9 million in control and communication systems principally for the cockpit switches aftermarket
•	Partially offset by
•	Lower sales of interface technologies of $8 million, principally due to lower demand for medical applications nearing end of life and engineering development services for medical devices
•

Lower sales of avionics systems of $5 million mainly due to a one-time order in the prior-year period for satellite communication devices for $2 million and decreased sales mainly for defense applications

The $23.1 million increase in Sensors & Systems sales over the prior-year period principally reflected the following:

•	Favorable effect of changes in foreign currency exchange rates of $26 million
•	Higher sales of advanced sensors for the aftermarket mainly in Asia of $3 million, partially offset by a $2 million in price reductions for late delivery
•	Higher sales volumes of connection technologies of $5 million mainly for industrial applications
•	Partially offset by lower sales of power systems of $8 million principally due to the completion of an FAA requirement for GFI relays in fiscal 2017 and lower spare sales for the A400M program

The $0.6 million decrease in sales in Advanced Materials over the prior-year period mainly reflected the following:

•

Lower sales volumes of engineered materials of $17 million due to a new long-term contract for defense applications replacing a higher priced product and lower demand mainly for aerospace and defense products at the Kirkhill business

•	Partially offset by
•	Higher sales volumes of defense technologies of $12 million mainly due to operational challenges in countermeasures in the prior-year period
•	Favorable effect of changes in foreign currency exchange rates of $4 million

Overall, gross margin was 31.2% and 33.1% for the first six months of fiscal 2018 and 2017, respectively.  Gross profit was $312.1 million and $320.1 million for the first six months of fiscal 2018 and 2017, respectively.  Gross profit and gross margin percentage by segment were as follows:

In Thousands		Six Months Ended
	Increase (Decrease)	March 30,	March 31,
	From Prior Year	2018	2017

Avionics & Controls	1.2%	$132,814	$131,284
Sensors & Systems	(4.4)%	120,670	126,262
Advanced Materials	(6.4)%	58,579	62,572
Total Gross Profit		$312,063	$320,118

Avionics & Controls	(0.3)%	32.0%	32.3%
Sensors & Systems	(3.7)%	32.3%	36.0%
Advanced Materials	(1.8)%	27.8%	29.6%
Gross Margin Percentage		31.2%	33.1%

The $1.5 million increase in Avionics & Controls gross profit mainly reflected the following:

•	Favorable effect of changes in foreign currency rates of $7 million
•	Higher gross profit of $3 million on increased sales of control and communication systems for the aftermarket
•	Partially offset by
•	Higher manufacturing costs of $5 million due to a low rate of initial production of control and communication systems for new programs
•	Unfavorable mix of $2 million on displays due mainly to startup of a new program and $2 million due lower sales volumes

The $5.6 million decrease in Sensors & Systems gross profit principally reflected the following:

•	Unfavorable product mix of $8 million mainly due to lower power systems GFI relay sales
•	Higher manufacturing costs at power systems of $6 million due to increased inventory excess and obsolete adjustments of $2 million and higher material, labor and overhead costs
•	Partially offset by the favorable effect of changes in foreign currency rates of $8 million

The $4.0 million decrease in Advanced Materials gross profit principally reflected the following:

•

Unfavorable product mix on sales of engineered materials of $11 million principally at the Kirkhill business and higher manufacturing costs of $1 million mainly due to a retention bonus paid in connection with the sale of the Kirkhill business

•	Partially offset by
•	Higher sales volume/mix mainly due to countermeasures of $7 million
•	Favorable effect of changes in foreign currency rates of $1 million

Selling, general and administrative expenses (which include corporate expenses) totaled $200.9 million, or 20.1% of sales, and $193.0 million, or 20.0% of sales, for the first six months of fiscal 2018 and 2017, respectively.  The increase in selling, general and administrative expense was mainly due to the unfavorable effect of changes in foreign currency rates of $8 million, higher information technologies expenses driven by government contract data security compliance requirements of $3 million, a $2 million write-off of capitalized software costs, partially offset by a lower pension expense of $2 million and a prior-year bad debt for a long-term contract of $2 million.

Research, development and engineering spending was $50.6 million, or 5.1% of sales, for the first six months of fiscal 2018 compared with $50.7 million, or 5.2% of sales, for the first six months of fiscal 2017.  Management expects that the full year research, development and engineering expense will be approximately 5% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first six months of fiscal 2018 totaled $99.2 million, or 9.9% of sales, compared with $121.4 million, or 12.5% of sales, for the first six months in fiscal 2017.  Segment earnings by segment were as follows:

In Thousands		Six Months Ended
	Increase (Decrease)	March 30,	March 31,
	From Prior Year	2018	2017

Avionics & Controls	13.9%	$44,058	$38,689
Sensors & Systems	(30.4)%	30,984	44,500
Advanced Materials	(36.8)%	24,136	38,202
Total Segment Earnings		$99,178	$121,391

Avionics & Controls	1.1%	10.6%	9.5%
Sensors & Systems	(4.4)%	8.3%	12.7%
Advanced Materials	(6.6)%	11.5%	18.1%
Segment Earnings Percentage		9.9%	12.5%

The $5.4 million increase in Avionics & Controls segment earnings mainly reflected the following:

•	License fee income of $5 million from licensing certain legacy avionics components to third-party manufacturers
•	A $2 million increase in gross profit
•	A prior-year period $2 million bad debt expense related to an avionics systems program
•	Partially offset by a $4 million unfavorable effect of changes in foreign currency exchange rates on operating expenses

The $13.5 million decrease in Sensors & Systems segment earnings mainly reflected the following:

•	A $7 million unfavorable effect of changes in foreign currency exchange rates on operating expenses
•	A $6 million decrease in gross profit (including an $8 million favorable effect of changes in foreign currency exchange rates)

The $14.1 million decrease in Advanced Materials segment earnings reflected the following:

•	A prior-year period $8 million insurance recovery from the incident at one of our countermeasure operations
•	A $5 million loss on the sale of the Kirkhill business
•	A $4 million decrease in gross profit
•

Partially offset by a $2 million decrease in operating expenses reflecting a $1 million favorable effect of changes in foreign currency exchange rates and a $1 million loss on a disposal of fixed assets in the prior-year period

Interest expense for the first six months of fiscal 2018 was $15.8 million compared with $15.3 million for the first six months of fiscal 2017.  The increase in interest expense mainly reflected a higher interest rate.

As explained in Note 10 to the Consolidated Financial Statements included in Part 1, Item 1 of this report, the Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  We recorded a provisional amount related to the remeasurement of our deferred income tax balance of $6.6 million and a provisional amount related to our one-time transition tax liability of $42.0 million.  We expect that the provisional tax liability of $42.0 million will be paid over an eight-year period.

The income tax rate for the first six months of fiscal 2018 was 122.7% mainly due to the effect of the Act.  In addition, the income tax rate for the first six months of fiscal 2018 also reflected a $4.7 million tax benefit from a release of a capital loss valuation reserve due to a realized capital gain upon the sale of the Kirkhill business.

The income tax rate for the first six months of fiscal 2018 reflected a blended U.S. tax rate of 24.5%, which is based upon an income tax rate of 35% for our first three months of fiscal 2018 and 21% for the balance of year ending September 28, 2018.

The 18.3% income tax rate in the first six months of fiscal 2017 reflected the following items:  the Company recognized $5.4 million of discrete tax benefits primarily related to a reduction of the income tax rate in France for fiscal 2020 and the early adoption of the accounting standard update for employee share-based payment awards.

We estimate that our income tax rate for fiscal 2018, excluding the $48.6 million provisional amount recognized for the one-time transition income tax, will range from 25% to 27%.  Our income tax rate for fiscal 2018 reflects the fact that a significant portion of our earnings from continuing operations before income taxes is earned by our foreign operations and the income tax rate for these foreign operations will range from 26% to 27%.  The Company conducts business in numerous tax jurisdictions, principally in the Canada, France, U.K. and U.S.  As a result, the Company’s income tax rate for the first fiscal quarter of 2018 reflects the estimated annual global effective tax rate, excluding discrete items, applied to year-to-date pre-tax earnings.

During the next 12 months, it is reasonably possible that approximately $1.0 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.  We recognize interest related to unrecognized tax benefits in income tax expense.

Backlog was $1.5 billion at March 30, 2018, $1.3 billion at September 29, 2017, and $1.2 billion at March 31, 2017.  New orders for the first six months of fiscal 2018 were approximately $1.2 billion compared with $0.9 billion in the prior-year period due mainly to an increase in all segments.  The increase in orders reflects strong demand across all three segments, mainly for orders scheduled to be shipped beyond fiscal 2018.

Liquidity and Capital Resources

Cash and cash equivalents at March 30, 2018, totaled $368.0 million, an increase of $60.1 million from September 29, 2017.  Net working capital increased to $918.8 million at March 30, 2018, from $874.9 million at September 29, 2017.  Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expenses.

Cash flows provided by operating activities were $89.7 million and $91.3 million in the first six months of fiscal 2018 and 2017, respectively.  The decrease in cash flows from operating activities is primarily from lower net earnings.

Cash flows provided by investing activities were $20.5 million in the first six months of fiscal 2018 and reflected the $47.8 million from the sale of the Kirkhill business, partially offset by capital expenditures.  Cash flows used by investing activities were $28.5 million in the first six months of fiscal 2017 and mainly reflected capital expenditures.

Cash flows used by financing activities were $53.7 million in the first six months of fiscal 2018, mainly reflecting:

•	$50.0 million repayment of borrowing under our long-term credit facilities
•	$43.5 million for shares repurchased
•	$7.1 million repayment of long-term debt
•	Partially offset by:
•	$45.0 million in proceeds from borrowing under our long-term credit facilities
•	$2.3 million in proceeds from the issuance of common stock under our employee stock plans

Cash flows used by financing activities were $58.7 million in the first six months of fiscal 2017 and mainly reflected:

•	$70.0 million repayment of borrowing under our long-term credit facilities
•	$9.4 million repayment of long-term debt
•	Partially offset by:
•	$16.8 million in proceeds from the issuance of common stock under our employee stock plans
•	$5.0 million in proceeds from borrowing under our long-term credit facilities

Capital expenditures, consisting of building, machinery, equipment and computers, are anticipated to be between $65 million to $70 million during fiscal 2018, compared with $58.0 million expended in fiscal 2017.

Total debt at March 30, 2018, was $781.3 million and consisted of $218.8 million of the U.S. Term Loan, due 2020, $406.7 million (€330.0 million) of the 2023 Notes, $45.0 million in borrowings under our secured credit facility, $70.4 million under capital lease obligations, $44.6 million in government refundable advances and net of debt issuance costs of $4.2 million.

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

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first six months of fiscal 2018.  A discussion of our exposure to market risk is provided in the Company’s Report on Form 10-K/A for the fiscal year ended September 29, 2017.

Item 4.               Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 30, 2018.  As described in Management’s Report on Internal Control over Financial Reporting in Item 9A of the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 29, 2017, we reported two material weaknesses in internal control over financial reporting that existed as of September 29, 2017.

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

These material weaknesses in our internal control over financial reporting were not remediated as of March 30, 2018.  As a result, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 30, 2018.

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

Subject to these remediation efforts, there have been no significant changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.               Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of business.  We believe that adequate reserves for these liabilities have been made and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

See Note 12 to the Consolidated Financial Statements included in Part 1, Item 1 of this report for information regarding legal proceedings.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Dollar Value
			Shares Purchased	of Shares
			as Part of	That May Yet
	Total Number	Average	Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Repurchased	Per Share	or Programs	or Programs

December 30, 2017 to January 26, 2018	-	$-	3,423,427	$71,040,787
January 27, 2018 to February 23, 2018	152,952	71.95	3,576,379	60,036,538
February 24, 2018 to March 30, 2018	160,948	74.56	3,737,327	48,035,890
Total	313,900

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

3.1

Restated Certificate of Incorporation for Esterline Technologies Corporation, dated June 6, 2002.  (Incorporated by reference to Exhibit 3.1.2 to the Company's Current Report on Form 8-K filed on February 13, 2018 [Commission File Number 1-6357].)

3.2

Amended and Restated Bylaws of the Company, effective February 8, 2018.  (Incorporated by reference to Exhibit 3.2.1 to the Company's Current Report on Form 8-K filed on February 13, 2018 [Commission File Number 1-6357].)

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

Exhibit
Number		Exhibit Index
10.12	*

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

10.58 *

Offer Letter from Esterline Technologies Corporation to Stephen M. Nolan, dated December 20, 2017.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2018 [Commission File Number 1-6357].)

11	Schedule setting forth computation of basic and diluted earnings (loss) per share for the three and six-month periods ended March 30, 2018, and March 31, 2017.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Stephen M. Nolan) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: May 4, 2018	By:	/s/ Stephen M. Nolan
Stephen M. Nolan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)