Form 10-Q
period 2018-06-29
ESTERLINE TECHNOLOGIES CORP
filed 2018-08-03
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2018.

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

As of July 31, 2018, 29,442,875 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of June 29, 2018, and September 29, 2017

(In thousands, except share amounts)

	June 29,	September 29,
	2018	2017
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$351,039	$307,826
Accounts receivable, net of allowances of $14,391 and $16,035	401,244	430,524
Inventories
Raw materials and purchased parts	185,211	194,034
Work in progress	188,956	178,191
Finished goods	105,327	105,744
	479,494	477,969

Income tax refundable	18,503	12,814
Prepaid expenses	23,778	19,239
Other current assets	4,574	13,836
Current assets of businesses held for sale	4,052	6,501
Total Current Assets	1,282,684	1,268,709

Property, Plant and Equipment	826,642	862,715
Accumulated depreciation	509,766	514,081
	316,876	348,634

Other Non-Current Assets
Goodwill	1,031,234	1,053,573
Intangibles, net	318,169	359,166
Deferred income tax benefits	55,532	56,793
Other assets	17,323	19,804
Non-current assets of businesses held for sale	12,632	13,334
Total Assets	$3,034,450	$3,120,013

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of June 29, 2018, and September 29, 2017

(In thousands, except share amounts)

	June 29,	September 29,
	2018	2017
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$133,470	$138,595
Accrued liabilities	218,953	230,007
Current maturities of long-term debt	15,245	17,424
U.S. and foreign income taxes	7,151	582
Current liabilities of businesses held for sale	3,212	7,184
Total Current Liabilities	378,031	393,792

Long-Term Liabilities
Credit facilities	25,000	50,000
Long-term debt, net of current maturities	695,884	709,424
Deferred income tax liabilities	34,927	43,978
Pension and post-retirement obligations	65,443	66,981
Long-term U.S. income taxes payable	38,640	-
Other liabilities	17,703	18,838
Non-current liabilities of businesses held for sale	2,910	1,724

Shareholders' Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued 33,177,952 and 33,117,473 shares	6,636	6,623
Additional paid-in capital	750,449	738,329
Treasury stock at cost, repurchased 3,737,327 and 3,135,927 shares	(351,964)	(308,514)
Retained earnings	1,671,906	1,655,187
Accumulated other comprehensive loss	(312,164)	(266,870)
Total Esterline Shareholders' Equity	1,764,863	1,824,755
Noncontrolling interests	11,049	10,521
Total Shareholders' Equity	1,775,912	1,835,276
Total Liabilities and Shareholders' Equity	$3,034,450	$3,120,013

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended June 29, 2018, and June 30, 2017

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017

Net Sales	$499,871	$504,107	$1,499,545	$1,471,654
Cost of Sales	329,951	330,408	1,017,562	977,837
	169,920	173,699	481,983	493,817
Expenses
Selling, general & administrative	98,895	93,615	299,817	286,649
Research, development and engineering	22,830	30,190	73,397	80,937
License fee income	-	-	(5,293)	-
Loss (gain) on sale of business	(97)	-	5,213	-
Insurance recovery	-	-	-	(7,789)
Total Expenses	121,628	123,805	373,134	359,797

Operating Earnings from Continuing Operations	48,292	49,894	108,849	134,020
Interest Income	(579)	(150)	(1,326)	(346)
Interest Expense	7,902	7,299	23,673	22,645
Earnings from Continuing Operations Before Income Taxes	40,969	42,745	86,502	111,721
Income Tax Expense	11,094	10,703	66,962	23,320
Earnings from Continuing Operations Including Noncontrolling Interests	29,875	32,042	19,540	88,401
Earnings Attributable to Noncontrolling Interests	(158)	(278)	(684)	(1,069)
Earnings from Continuing Operations Attributable to Esterline, Net of Tax	29,717	31,764	18,856	87,332
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(1,894)	(815)	(2,137)	(6,185)
Net Earnings Attributable to Esterline	$27,823	$30,949	$16,719	$81,147

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$1.01	$1.07	$0.63	$2.94
Discontinued operations	(0.06)	(0.03)	(0.07)	(0.21)
Earnings (Loss) Per Share	$0.95	$1.04	$0.56	$2.73

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$1.00	$1.06	$0.63	$2.92
Discontinued operations	(0.06)	(0.03)	(0.07)	(0.21)
Earnings (Loss) Per Share	$0.94	$1.03	$0.56	$2.71

Net Earnings (Loss)	$27,823	$30,949	$16,719	$81,147

Change in Fair Value of Derivative Financial Instruments	(13,588)	11,966	(20,961)	11,034
Income Tax Expense (Benefit)	(4,104)	3,575	(6,038)	3,094
	(9,484)	8,391	(14,923)	7,940

Change in Pension and Post-Retirement Obligations	1,311	536	3,172	4,132
Income Tax Expense	359	284	833	1,536
	952	252	2,339	2,596

Foreign Currency Translation Adjustment	(50,889)	46,763	(32,710)	9,926
Comprehensive Income (Loss)	$(31,598)	$86,355	$(28,575)	$101,609

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended June 29, 2018, and June 30, 2017

(Unaudited)

(In thousands)

	June 29,	June 30,
	2018	2017

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$17,403	$82,216
Adjustments to reconcile net earnings (loss) including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	79,827	77,005
Deferred income taxes	(2,724)	(11,640)
Share-based compensation	9,424	7,549
Loss on disposal of fixed assets	2,101	-
Loss on sale of business	5,213	-
Gain on sale of discontinued operations	-	(793)
Gain (loss) on assets held for sale	780	3,537
Working capital changes:
Accounts receivable	17,125	23,493
Inventories	(26,300)	(31,462)
Prepaid expenses	(5,254)	(4,153)
Other current assets	(956)	(263)
Accounts payable	(1,156)	3,258
Accrued liabilities	(21,891)	(13,416)
U.S. and foreign income taxes	718	(7,621)
Long-term U.S. income taxes payable	38,640	-
Other liabilities	(2,765)	2,292
Other, net	9,209	8,867
	119,394	138,869

Cash Flows Provided (Used) by Investing Activities
Purchase of capital assets	(39,249)	(42,153)
Proceeds from sale of capital assets	434	-
Proceeds from sale of business	47,814	600
	8,999	(41,553)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	3,101	26,901
Withholding taxes on restricted stock units vested	(402)	(1,115)
Shares repurchased	(43,450)	-
Repayment of long-term credit facilities	(70,000)	(95,000)
Repayment of long-term debt	(10,701)	(12,872)
Proceeds from issuance of long-term credit facilities	45,000	5,000
	(76,452)	(77,086)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(8,728)	648
Net Increase (Decrease) in Cash and Cash Equivalents	43,213	20,878

Cash and Cash Equivalents - Beginning of Year	307,826	258,520
Cash and Cash Equivalents - End of Period	$351,039	$279,398

Supplemental Cash Flow Information:
Cash paid for interest	$25,295	$24,094
Cash paid for taxes	23,671	38,641

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended June 29, 2018, and June 30, 2017

Note 1 – Basis of Presentation

The consolidated balance sheet as of June 29, 2018, the consolidated statement of operations and comprehensive income (loss) for the three and nine months ended June 29, 2018, and June 30, 2017, and the consolidated statement of cash flows for the nine months ended June 29, 2018, and June 30, 2017, are unaudited.  In the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the above statements do not include all of the footnotes required for complete financial statements.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

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

In March 2017 the FASB issued new guidance on the presentation of the net periodic cost of postretirement benefit programs.  The new standard requires sponsors of defined benefit postretirement plans to present the non-service cost components of net periodic benefit cost separate from the service cost component on the income statement.  The new standard also requires that the non-service cost components of net periodic benefit cost no longer be capitalized within assets.  The Company is evaluating the effects the standard will have on the Company’s consolidated financial statements and related disclosures beyond the change in income statement presentation.  This new standard is effective for the Company in fiscal year 2019, with early adoption permitted.  The Company plans to adopt the new standard in fiscal 2019.

In January 2017 the FASB issued new guidance regarding the goodwill impairment test.  The new guidance eliminates the Step 2 valuation test when evaluating goodwill for impairment.  The new guidance requires that an entity performs its annual or interim goodwill test by comparing the fair value of the reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The guidance is effective for the Company in fiscal year 2021, with early adoption permitted.  The standard was implemented in the first quarter of fiscal 2018.  There was no impact on the Company’s financial statements as a result of adopting this guidance.

In October 2016 the FASB issued new guidance regarding income taxes.  The new guidance will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current Generally Accepted Accounting Principles (GAAP) in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use.  The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.  The guidance will be effective for the Company in fiscal year 2019, with early adoption permitted.  The Company plans to adopt the new standard in fiscal 2019.

In August 2016 the FASB issued new guidance addressing how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.  The guidance will be effective for the Company in fiscal year 2019, with early adoption permitted.  The Company plans to adopt the new standard in fiscal 2019.

In June 2016 the FASB issued a new standard on the measurement of credit losses, which will impact the Company’s measurement of trade receivables.  The new standard replaces the current incurred loss model with a forward-looking expected loss model that is likely to result in earlier recognition of losses.  The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.  The new standard is effective for the Company in 2021, with early adoption permitted, but not earlier than 2020.  The Company will adopt the new standard in fiscal 2020.

In February 2016 the FASB issued a new lease accounting standard, which provides revised guidance on accounting for lease arrangements by both lessors and lessees.  The central requirement of the new standard is that lessees must recognize lease-related assets and liabilities for all leases with a term longer than 12 months.  The Company is evaluating the effect the standard will have on the Company’s consolidated financial statements and related disclosures.  The new standard is effective for the Company in fiscal year 2020, with early adoption permitted.  The Company will adopt the new standard in fiscal 2020.

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

This amended guidance is expected to change the revenue recognition practices for a number of revenue streams across the Company’s businesses; the most significant will be for certain U.S. government contracts and certain other contracts that meet one or more of the mandatory criteria, which will move revenue recognition from a “point-in-time” basis to an “over-time” basis.  The ongoing effect of recording revenue on an “over-time” basis is not expected to be materially different than under the historical guidance.

The amended guidance is also expected to change the recognition of certain development costs that are contractually guaranteed for reimbursement by our customers.  Contractually guaranteed reimbursements for development efforts are currently recognized as the development activities are performed.  Under the amended guidance, the contractually guaranteed reimbursement specific to the development effort will be deferred as a contract liability and recognized as revenue when future products are delivered to the customer.  This requirement applies where the Company does not transfer all intellectual property rights related to the development effort to the customer or does not have an enforceable right to payment for performance completed to date.  The costs associated with development effort under an arrangement with contractually guaranteed reimbursement will also be deferred, up to the amount reimbursed, and recognized through cost of goods sold as products are delivered to the customer.  The ongoing effect of deferring contractually guaranteed reimbursements and the related costs until products are delivered to the customer is not expected to be materially different from the historical guidance.

The new standard also significantly enhances required disclosures regarding revenue and related assets and liabilities.  The Company is in the process of implementing changes to business processes, systems and internal controls required to adopt the new accounting standard.

The updated standard becomes effective for the Company in the first quarter of fiscal 2019, with early adoption permitted.  The Company expects to apply the standard using the modified retrospective approach, with a cumulative effect adjustment recognized at the beginning of fiscal year 2019.

Note 3 – Earnings Per Share and Shareholders’ Equity

Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year.  Diluted earnings per share includes the dilutive effect of stock options, restricted stock units and share units related to the Company’s performance share plan to the extent that performance share plan objectives are met.  Common shares issuable from stock options excluded from the calculation of diluted earnings per shares because they were anti-dilutive were 950,790 and 945,572 for the three and nine months ended June 29, 2018.  Common shares issuable from stock options excluded from the calculation of diluted earnings per share because they were anti-dilutive were 605,725 and 690,475 for the three and nine months ended June 30, 2017, respectively.  Shares used for calculating earnings per share are disclosed in the following table:

In Thousands	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017

Shares used for basic earnings per share	29,430	29,830	29,649	29,698
Shares used for diluted earnings per share	29,548	30,068	29,775	29,953

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value).  As of June 29, 2018, and September 29, 2017, there were no shares of preferred stock or serial preferred stock outstanding.

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

During the three months ended June 29, 2018, there were no shares repurchased.  During the nine months ended June 29, 2018, the Company repurchased 601,400 shares under this program at an average price paid per share of $72.25, for an aggregate purchase price of $43.4 million.  There were no shares repurchased during the three or nine months ended June 30, 2017.  There have been no shares repurchased subsequent to June 29, 2018.  Since the program began, the Company has repurchased 3,737,327 shares for an aggregate purchase price of $352.0 million, with $48.0 million in shares remaining available for repurchase in the future.

Changes in issued and outstanding common shares are summarized as follows:

	Nine Months Ended	Year Ended
	June 29,	September 29,
	2018	2017
Shares Issued:
Balance, beginning of year	33,117,473	32,564,252
Shares issued under share-based compensation plans	60,479	553,221
Balance, end of current period	33,177,952	33,117,473

Treasury Stock:
Balance, beginning of year	(3,135,927)	(3,135,927)
Shares purchased	(601,400)	-
Balance, end of current period	(3,737,327)	(3,135,927)

Shares outstanding, end of period	29,440,625	29,981,546

The components of Accumulated Other Comprehensive Income (Loss):

In Thousands	June 29,	September 29,
	2018	2017

Unrealized gain (loss) on derivative contracts	$(7,492)	$13,469
Tax effect	2,146	(3,892)
	(5,346)	9,577

Pension and post-retirement obligations	(78,610)	(81,782)
Tax effect	27,123	27,956
	(51,487)	(53,826)

Foreign currency translation adjustment	(255,331)	(222,621)
Accumulated other comprehensive income (loss)	$(312,164)	$(266,870)

Note 4 – Retirement Benefits

The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC Electronics, Inc. (CMC), a wholly owned subsidiary of the Company.  The Company also sponsors a number of other non-U.S. defined benefit pension plans, primarily in Belgium, France and Germany.  Components of periodic pension cost consisted of the following:

In Thousands	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017

Components of Net Periodic Cost
Service cost	$3,356	$3,287	$10,125	$10,012
Interest cost	4,085	3,838	12,312	11,293
Expected return on plan assets	(6,772)	(6,241)	(20,406)	(18,796)
Amortization of prior service cost	123	114	376	343
Amortization of actuarial (gain) loss	796	1,996	2,392	5,397
Net periodic cost	$1,588	$2,994	$4,799	$8,249

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at June 29, 2018, and September 29, 2017.

In Thousands	Level 2
	June 29,	September 29,
	2018	2017
Assets:
Derivative contracts designated as hedging instruments	$1,014	$13,932
Derivative contracts not designated as hedging instruments	84	284
Embedded derivatives	3,298	746

Liabilities:
Derivative contracts designated as hedging instruments	$8,507	$464
Derivative contracts not designated as hedging instruments	1,440	2,440
Embedded derivatives	494	2,239

In Thousands	Level 3
	June 29,	September 29,
	2018	2017
Assets:
Estimated value of assets held for sale	$16,684	$19,835

Liabilities:
Estimated value of liabilities held for sale	$6,122	$8,908

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

The fair value of derivative instruments is presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements.  The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of June 29, 2018, and September 29, 2017.  The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates.  These exposures arise primarily from purchases or sales of products and services from third parties.  Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies.  At June 29, 2018, and September 29, 2017, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $465.9 million and $406.9 million, respectively.  The notional value of our foreign currency forward contracts includes $93.0 million related to the hedge of a portion of our net monetary assets, including the embedded derivatives in our backlog.  These notional values consist primarily of contracts for the British pound sterling, Canadian dollar, and European euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

Fair Value of Derivative Instruments

Fair value of derivative instruments in the Consolidated Balance Sheet at June 29, 2018, and September 29, 2017, consisted of:

In Thousands		Fair Value
		June 29,	September 29,
	Classification	2018	2017
Foreign Currency Forward Exchange Contracts:
	Other current assets	$1,081	$11,433
	Other assets	17	2,783
	Accrued liabilities	6,587	2,506
	Other liabilities	3,360	398

Embedded Derivative Instruments:
	Other current assets	$1,776	$604
	Other assets	1,522	142
	Accrued liabilities	392	1,657
	Other liabilities	102	582

The effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended June 29, 2018, and June 30, 2017, consisted of:

Fair Value Hedges and Embedded Derivatives

The Company recognized the following gains (losses) on contracts designated as fair value hedges and embedded derivatives:

In Thousands	Three Months Ended		Nine Months Ended
Gain (Loss)	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017

Fair Value Hedges:
Recognized in cost of sales	$(547)	$1,086	$(1,818)	$845
Recognized in selling, general & administrative	(1,652)	906	(2,666)	699

Embedded derivatives:
Recognized in sales	$868	$(952)	$1,536	$(1,169)

Cash Flow Hedges

The Company recognized the following gains (losses) on contracts designated as cash flow hedges:

In Thousands	Three Months Ended		Nine Months Ended
Gain (Loss)	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Foreign currency forward exchange contracts:
Recognized in AOCI (effective portion)	$(15,087)	$14,250	$(29,378)	$21,188
Reclassified from AOCI into sales	1,499	(2,284)	8,417	(10,154)

Net Investment Hedges

The Company recognized the following gains (losses) on contracts designated as net investment hedges:

In Thousands	Three Months Ended		Nine Months Ended
Gain (Loss)	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
2023 Notes and Accrued Interest:
Recognized in AOCI	$21,198	$(25,512)	$4,219	$(6,133)

During the third quarter of fiscal 2018 and 2017, the Company recorded a loss of $4.0 million and a gain of $5.3 million, respectively, on foreign currency forward exchange contracts that have not been designated as accounting hedges.  During the first nine months of fiscal 2018 and 2017, the Company recorded a loss of $5.4 million and a gain of $4.7 million, respectively, on foreign currency forward exchange contracts that have not been designated as accounting hedges.  These foreign currency exchange gains and losses are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first nine months of fiscal 2018 and 2017.  In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first nine months of fiscal 2018 and 2017.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles.  The Company expects to reclassify approximately $4.4 million of net loss into earnings over the next 12 months.  The maximum duration of the Company’s foreign currency cash flow hedge contracts at June 29, 2018, was 24 months.

Note 7 – Insurance Recovery

In fiscal 2017 the Company received a $7.8 million insurance recovery due to an energetic incident at one of its countermeasure operations, which occurred in the third quarter of fiscal 2016.  Management does not anticipate additional insurance recoveries arising from this matter in fiscal 2018.  The insurance recovery is reported as a separate line item on the Consolidated Statement of Operations and Comprehensive Income (Loss) and is included in Advanced Materials segment earnings.

Note 8 – License Fee Income

In January 2018 the Company granted an exclusive license to a third party to manufacture, repair and sell certain legacy avionics components for $4.5 million.  In addition, the Company sold $0.4 million in inventory.  The Company will be paid a 15% royalty on future sales of the licensed product.  The Company recorded $2.3 million in license fee income, net of the write-off of the related intangible assets of $2.2 million in the second quarter of fiscal 2018.  In December 2017 the Company granted an exclusive license to a third party to manufacture, repair and sell certain legacy control devices for $3.0 million.  Additionally, the Company sold certain inventory and manufacturing equipment to the licensee for $1.0 million.  The Company will be paid a 15% royalty on future sales of the licensed product.  The license fee income is reported as a separate line item on the Consolidated Statement of Operations and Comprehensive Income (Loss) and is included in Avionics & Controls segment earnings.

Note 9 – Sale of Business

In March 2018 the Board of Directors approved the sale of the Kirkhill business, and on March 15, 2018, the Company sold the assets and certain liabilities of this business to TransDigm, Inc. for $50 million before selling costs.  The Company incurred an estimated $5.2 million loss on sale of the business and an estimated $0.8 million gain after tax due to the release of a valuation allowance on a capital loss carryover.  Based on current discontinued operations accounting guidance, the sale of the Kirkhill business does not qualify as a discontinued operation.

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

At June 29, 2018, the Company had not completed the accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax.  In other cases, the Company was not able to make a reasonable estimate in the first nine months of fiscal 2018 and continued to account for those items based on its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment.  For the items for which the Company was able to determine a reasonable estimate, the Company recognized a provisional amount of $48.6 million, which is included as a component of income tax expense from continuing operations.  In all cases, the Company will continue to make and refine the calculations as additional analysis is completed.  In addition, the estimates may also be affected as the Company gains a more thorough understanding of the tax law.

Provisional Amounts

U.S. Deferred Tax Assets and Liabilities

The Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  However, the Company is still analyzing certain aspects of the Act and refining its calculations, including evaluation of limits on employee remuneration, which could affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount recorded related to the remeasurement of the deferred tax balance was $6.6 million.

Foreign Tax Effects

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P) that the Company previously deferred from U.S. income taxes.  The Company recorded a provisional amount for its one-time transition tax liability resulting in an increase in income tax expense of $42.0 million.  The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these amounts, including the benefit attributable to foreign tax credits and related elections.  Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets.  This amount may change when the Company finalizes the calculations of post-1986 foreign E&P previously deferred from U.S. taxation and finalizes the amounts of cash or other specified assets.  The Act sets certain limits that may restrict the Company’s use of any foreign tax credits generated from the one-time transaction tax.  As of the date of this report, management was not able to (1) determine a reasonable estimate of the tax liability for the Company’s remaining outside basis; (2) complete an analysis of the Global Intangible Low Taxed Income (GILTI); or (3) evaluate how the Act will impact the Company’s existing ASC 740-10-25-3 position to indefinitely reinvest unremitted foreign earnings.

The income tax rate for the third quarter of fiscal 2018 was 27.1% compared with the prior-year period of 25.0%.  The difference in the effective tax rate was primarily driven by the repeal of certain benefits of foreign tax regimes, discrete tax benefits related to employee share-based payment awards, with an offset associated with a reduction in the U.S. federal statutory tax rate.

The income tax rate for the first nine months of fiscal 2018 was 77.4% mainly due to the effect of the Act.  In addition, the income tax rate for the first nine months of fiscal 2018 reflected a $4.6 million tax benefit from a release of a capital loss valuation reserve due to a realized capital gain upon the sale of the Kirkhill business.

The 20.9% income tax rate in the first nine months of fiscal 2017 reflected the following items:  the Company recognized $8.0 million of discrete tax benefits primarily related to a reduction of the income tax rate in France for fiscal 2020 and the early adoption of the accounting standard update for employee share-based payment awards.

By the end of fiscal 2018, it is reasonably possible that approximately $1.0 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.  The Company recognizes interest related to unrecognized tax benefits in income tax expense.

Note 11 – Debt

Long-term debt at June 29, 2018, and September 29, 2017, consisted of the following:

In Thousands	June 29,	September 29,
	2018	2017

U.S. credit facility	$25,000	$50,000
U.S. Term Loan, due April 2020	215,625	225,000
3.625% Senior Notes, due April 2023	385,539	389,862
Government refundable advances	44,068	45,549
Obligation under capital leases	69,817	71,091
Debt issuance costs	(3,920)	(4,654)
	736,129	776,848
Less current maturities	15,245	17,424
Carrying amount of long-term debt	$720,884	$759,424

U.S. Credit Facility

On April 9, 2015, the Company amended its secured credit facility to extend the maturity to April 9, 2020, increase the revolving credit facility to $500 million, and provide for a delayed-draw term loan facility of $250 million, which was drawn on August 3, 2015.  The Company recorded $2.3 million in debt issuance costs.  The credit facility is secured by substantially all the Company’s assets, and interest is based on standard inter-bank offering rates.  The interest rate ranges from LIBOR plus 1.25% to LIBOR plus 2.00% depending on leverage ratios at the time the funds are drawn.  At June 29, 2018, the Company had $25.0 million outstanding under the secured credit facility at an interest rate of LIBOR plus 1.50%, which was 3.6%.

U.S. Term Loan, due April 2020

On August 3, 2015, the Company borrowed $250 million under the amended secured credit facility (U.S. Term Loan, due 2020).  The interest rate on the U.S. Term Loan, due 2020, ranges from LIBOR plus 1.25% to LIBOR plus 2.00%.  At June 29, 2018, the interest rate was LIBOR plus 1.50%, or 3.6%.  The loan amortizes at 1.25% of the original principal balance quarterly through March 2020, with the remaining balance due in April 2020.

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

Based on quoted market prices, the fair value of the Company’s 2023 Notes was $388.9 million and $403.2 million as of June 29, 2018, and September 29, 2017, respectively.  The carrying amount of the secured credit facility and the U.S. Term Loan, due 2020, approximate fair value.  The estimate of fair value for the 2023 Notes is based on Level 2 inputs as defined in the fair value hierarchy described in Note 5.

Government Refundable Advances

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation.  The requirement to repay this advance is solely based on year-over-year commercial aviation revenue growth at CMC beginning in 2014.  Imputed interest on the advance was 2.52% at June 29, 2018.  The debt recognized was $44.1 million and $45.5 million at June 29, 2018, and September 29, 2017, respectively.

Obligation Under Capital Lease

The Company leases certain buildings and equipment under capital leases.  The present value of the minimum capital lease payments, net of the current portion, totaled $67.6 million and $69.0 million as of June 29, 2018, and September 29, 2017, respectively.

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

Note 13 – Employee Stock Plans

As of June 29, 2018, the Company had three share-based compensation plans, which are described below.  The compensation cost that has been charged against income for those plans was $9.4 million and $7.5 million for the first nine months of fiscal 2018 and 2017, respectively.  During the first nine months of fiscal 2018 and 2017, the Company issued 60,479 and 532,491 shares, respectively, under its share-based compensation plans.

Employee Stock Purchase Plan (ESPP)

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded.

Employee Sharesave Scheme

The Company offers shares under its employee sharesave scheme for U.K. employees.  This plan allows participants the option to purchase shares at a 5% discount of the market price of the stock as of the beginning of the offering period.  The term of these options is three years.  The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan.  Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 20,981 and 11,338 options in the nine months ended June 29, 2018, and June 30, 2017, respectively.  The weighted-average grant date fair value of options granted during the nine months ended June 29, 2018, and June 30, 2017, was $22.67 and $24.61, respectively.

The fair value of the awards under the employee share-save scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table.  The risk-free rate for the contractual life of the options is based on the U.S. Treasury zero coupon issues in effect at the time of grant.

	Nine Months Ended
	June 29,	June 30,
	2018	2017

Volatility	38.89%	35.58%
Risk-free interest rate	1.98%	1.75%
Expected life (years)	3	3
Dividends	0	0

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 239,680 and 237,200 options to purchase shares in the nine months ended June 29, 2018, and June 30, 2017, respectively.  The weighted-average grant date fair value of options granted during the nine months ended June 29, 2018, and June 30, 2017, was $30.80 and $32.66 per share, respectively.

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

	Nine Months Ended
	June 29,	June 30,
	2018	2017

Volatility	34.32%	34.97 - 35.42%
Risk-free interest rate	2.15 - 2.47%	1.98 - 2.51%
Expected life (years)	5 - 9	5 - 9
Dividends	0	0

The Company granted 45,985 and 37,100 restricted stock units in the nine months ended June 29, 2018, and June 30, 2017, respectively.  The weighted-average grant date fair value of restricted stock units granted during the nine months ended June 29, 2018, and June 30, 2017, was $86.26 and $76.83 per share, respectively.  The fair value of each restricted stock unit granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.

The Company granted 33,700 and 43,650 performance share plan (PSP) shares in the nine months ended June 29, 2018, and June 30, 2017, respectively.  PSP shares will be paid out in shares of Esterline common stock at the end of the three-year performance period.  The PSP shares granted in each period equaled the number of shares participants would receive if the Company achieves target performance over the relevant period.  The actual number of shares that will be paid out upon completion of the performance period is based on actual performance and may range from 0% to 300% of the target number of shares.

Note 14 – Discontinued Operations

The Company’s Board of Directors previously approved a plan to sell certain non-core business units including Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; a small distribution business; and a small manufacturing business.

On May 4, 2016, the Company sold certain assets of Wallop for 2.5 million British pounds and deferred consideration up to a maximum payment of 9 million British pounds.  The deferred consideration is payable based upon receipt of acceptable orders during a three-year period ending May 3, 2019, and is equal to the amount of the acceptable order times a specified percentage ranging from 26.5% to 31%.  The earn-out payment is estimated to be 4.9 million British pounds, or $6.5 million, at June 29, 2018.  The Company was notified in December 2017 that it earned 1.3 million British pounds, or $1.8 million, in deferred consideration, half of which was paid to the Company in the second quarter of fiscal 2018 and the remaining half of which is expected to be paid in the fourth quarter of fiscal 2018 in accordance with the terms of the purchase and sale agreement.  In the definitive purchase and sale agreement for the sale of these assets, the Company provided standard representations and warranties as well as indemnification to the buyer of the Wallop operation.  The Company is obligated to indemnify the buyer for certain losses of up to 5.0 million British pounds, if, among other things, the Company breaches the representations and warranties.  In the first quarter of fiscal 2018, the Company received notification of a claim from the buyer of the Wallop operation alleging breaches of representations and warranties primarily associated with defective products and late product deliveries.  Although a loss is possible, the amount of any loss related to this claim cannot be estimated at this time.  The Company does not expect the possible loss to have a material effect on the Company’s financial position.

On March 28, 2017, the Company sold a small manufacturing business for $0.6 million and a note receivable of $2.4 million, resulting in a gain on sale of the business of $0.8 million.  The note receivable is due March 28, 2021, with an interest rate of 2.05%.

The Company incurred a $1.9 million loss from discontinued operations in the third quarter of fiscal 2018 compared to a $0.8 million loss from discontinued operations in the third quarter of fiscal 2017.  During the first nine months of fiscal 2018 and 2017, the Company incurred a loss from discontinued operations of $2.1 million and $6.2 million, respectively.  Included in the $6.2 million loss for the first nine months of fiscal 2017 was a $3.6 million loss on Wallop assets held for sale, principally due to a reduction in the estimated sale price and the effect of changes of foreign currency exchange rates.  There was no significant change to the estimated sale price in the third quarter of fiscal 2018.

The operating results of the discontinued operations for the three months ended June 29, 2018, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$-	$-	$-	$-	$-

Operating earnings (loss)	(1,182)	-	(1,452)	(17)	(2,651)
Tax expense (benefit)	(35)	-	(722)	-	(757)
Income (loss) from discontinued operations	$(1,147)	$-	$(730)	$(17)	$(1,894)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$(1,041)	$-	$(1,134)	$-	$(2,175)

The operating results of the discontinued operations for the three months ended June 30, 2017, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$-	$-	$270	$-	$270

Operating earnings (loss)	(594)	-	(598)	(3)	(1,195)
Tax expense (benefit)	(62)	-	(318)	-	(380)
Income (loss) from discontinued operations	$(532)	$-	$(280)	$(3)	$(815)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$163	$-	$709	$-	$872
Gain on sale of discontinued operations	(395)	-	-	-	(395)

The operating results of the discontinued operations for the nine months ended June 29, 2018, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$-	$-	$-	$-	$-

Operating earnings (loss)	(299)	-	(2,942)	(67)	(3,308)
Tax expense (benefit)	(2)	-	(1,156)	(13)	(1,171)
Income (loss) from discontinued operations	$(297)	$-	$(1,786)	$(54)	$(2,137)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$(291)	$-	$(489)	$-	$(780)

The operating results of the discontinued operations for the nine months ended June 30, 2017, consisted of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Other	Total

Net Sales	$4,964	$-	$270	$-	$5,234

Operating earnings (loss)	(713)	893	(7,214)	(896)	(7,930)
Tax expense (benefit)	(492)	-	(941)	(312)	(1,745)
Income (loss) from discontinued operations	$(221)	$893	$(6,273)	$(584)	$(6,185)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$77	$-	$(3,614)	$-	$(3,537)
Gain on sale of discontinued operations	793	-	-	-	793

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at June 29, 2018, are comprised of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Other current assets	$-	$-	$4,052	$4,052
Current Assets of Businesses Held for Sale	-	-	4,052	4,052

Net property, plant and equipment	4,221	-	-	4,221
Other assets	-	-	8,411	8,411
Non-Current Assets of Businesses Held for Sale	4,221	-	8,411	12,632

Accounts payable	-	-	12	12
Accrued liabilities	-	-	3,200	3,200
Current Liabilities of Businesses Held for Sale	-	-	3,212	3,212

Deferred income tax liabilities	-	-	2,590	2,590
Other liabilities	-	-	320	320
Non-Current Liabilities of Businesses Held for Sale	-	-	2,910	2,910

Net Assets of Businesses Held for Sale	$4,221	$-	$6,341	$10,562

Assets and Liabilities Held for Sale within the Consolidated Balance Sheet at September 29, 2017, were comprised of the following:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Other current assets	$-	$-	$6,501	$6,501
Current Assets of Businesses Held for Sale	-	-	6,501	6,501

Net property, plant and equipment	5,262	-	-	5,262
Other assets	-	-	8,072	8,072
Non-Current Assets of Businesses Held for Sale	5,262	-	8,072	13,334

Accounts payable	-	-	138	138
Accrued liabilities	-	-	7,046	7,046
Current Liabilities of Businesses Held for Sale	-	-	7,184	7,184

Deferred income tax liabilities	-	-	1,404	1,404
Other liabilities	-	-	320	320
Non-Current Liabilities of Businesses Held for Sale	-	-	1,724	1,724

Net Assets of Businesses Held for Sale	$5,262	$-	$5,665	$10,927

Note 15 – Business Segment Information

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

In Thousands	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Sales
Avionics & Controls	$210,787	$209,168	$626,304	$615,143
Sensors & Systems	190,895	184,804	564,516	535,287
Advanced Materials	98,189	110,135	308,725	321,224
	$499,871	$504,107	$1,499,545	$1,471,654

Earnings from Continuing Operations Before Income Taxes
Avionics & Controls	$23,781	$22,496	$67,839	$61,185
Sensors & Systems	22,135	25,587	53,119	70,087
Advanced Materials	21,152	17,780	45,288	55,982
Segment Earnings	67,068	65,863	166,246	187,254

Corporate expense	(18,776)	(15,969)	(57,397)	(53,234)
Interest income	579	150	1,326	346
Interest expense	(7,902)	(7,299)	(23,673)	(22,645)
	$40,969	$42,745	$86,502	$111,721

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

In fiscal 2014 our Board of Directors approved a plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; a small distribution business; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; and a small manufacturing business.  As of June 29, 2018, we have sold these business units, except for the land and buildings at Eclipse and Wallop, which are currently held for sale.  These businesses are reported as discontinued operations.

In fiscal 2017 we evaluated the ongoing performance challenges at our elastomer business based in Brea, California, known as the Kirkhill business, resulting in the decision to explore all strategic options associated with the business.  The historic volatility of this business’s results of operations was a consideration in this evaluation.  In March 2018 the Board of Directors approved the sale of the Kirkhill business, and on March 15, 2018, we sold the assets and certain liabilities of this business to TransDigm, Inc. for $50 million before selling costs.  We incurred an estimated $5.2 million loss on sale of the business and an estimated after tax gain of $0.8 million.  The after-tax gain was due to the release of a capital loss valuation reserve of $4.6 million and an additional tax benefit of $1.4 million recognized as a result of the loss on the sale of the business.  Based on current discontinued operations accounting guidance, the sale of the Kirkhill business does not qualify as a discontinued operation.  Kirkhill was included in the Advanced Materials segment.  Operating earnings (loss) for the Kirkhill business are summarized below:

In Thousands	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017

Sales	$-	$23,394	$35,489	$76,546
Cost of Sales	-	21,963	40,617	69,826
Gross Profit (Loss)	-	1,431	(5,128)	6,720

Selling, general & administrative	-	3,378	5,751	10,255
Research, development and engineering		625	1,025	1,984
Loss (gain) on sale of business	(97)	-	5,213	-
Operating Earnings (Loss)	$97	$(2,572)	$(17,117)	$(5,519)

Loss (Gain) on Sale of Business, Net of Tax:
Loss (gain) on sale of business	(97)	-	5,213	-

Income Tax Expense (Benefit):
Release of Capital Loss Valuation Reserve	50	-	(4,630)	-
Income Tax Expense (Benefit)	5	-	(1,369)	-
	$(42)	$-	$(786)	$-

The following is a roll forward of sales and gross profit from the three months ended June 30, 2017, to the three months ended June 29, 2018:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Three months ended June 30, 2017	$209,168	$184,804	$110,135	$504,107
Foreign currency gain (loss)	2,679	5,896	1,359	9,934
Forward contract gain (loss)	1,322	2,403	-	3,725
Sales volume	(2,382)	(2,208)	10,089	5,499
Sale of business	-	-	(23,394)	(23,394)
Three months ended June 29, 2018	$210,787	$190,895	$98,189	$499,871

Gross Profit:
Three months ended June 30, 2017	71,188	69,496	33,015	173,699
Foreign currency gain (loss)	987	(387)	294	894
Forward contract gain (loss)	1,251	2,403	-	3,654
Volume/mix	(3,425)	(3,146)	2,513	(4,058)
Lower (higher) manufacturing costs	926	(1,805)	313	(566)
Business integration	(17)	-	-	(17)
Inventory cost and EAC adjustment	279	(614)	-	(335)
Sale of business	-	-	(1,431)	(1,431)
Other	(236)	(1,689)	5	(1,920)
Three months ended June 29, 2018	$70,953	$64,258	$34,709	$169,920

On June 19, 2014, our Board of Directors approved a share repurchase program and authorized the repurchase of $200 million of outstanding shares of common stock. In March 2015 our Board of Directors authorized an additional $200 million for the repurchase of outstanding shares of common stock under the program.  Under the program we are authorized to repurchase up to $400 million of the outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  There were no shares repurchased in the third quarter of fiscal 2018 or fiscal 2017.  During the nine months ended June 29, 2018, we repurchased 601,400 shares under this program at an average price paid per share of $72.25, for an aggregate purchase price of $43.4 million. There have been no shares repurchased subsequent to June 29, 2018.  Since the program began, we have repurchased 3,737,327 shares for an aggregate purchase price of $352.0 million, with $48.0 million remaining available for repurchase in the future.

Sales for the third quarter of fiscal 2018 decreased $4.2 million to $499.9 million from the prior-year period due mainly to decreased segment sales at Advanced Materials of $11.9 million, partially offset by higher sales at Sensors & Systems and Avionics & Controls.  The decrease in Advanced Materials sales was due to the sale of the Kirkhill business, partially offset by sales growth.

Gross margin was 34.0% in the third quarter of fiscal 2018 compared with 34.5% in the prior-year period.  Gross profit was $169.9 million and $173.7 million for the third quarter of fiscal 2018 and 2017, respectively.  For further explanation about changes in sales and gross profit in the third quarter of fiscal 2018 from the prior-year period, refer to the table at the end of this Overview section.

Selling, general and administrative expenses increased by $5.3 million in the third quarter of fiscal 2018 over the prior-year period to $98.9 million or 19.8% of sales.  The increase was due to higher corporate expenses and Avionics & Controls and Sensors & Systems’ selling, general and administrative expenses, partially offset by lower Advanced Materials segment expenses reflecting the sale of the Kirkhill business.

Research, development and engineering expense decreased by $7.4 million to $22.8 million, or 4.6% of sales, in the third quarter of fiscal 2018 from the prior-year period.  The decrease primarily reflected lower expense mainly at Avionics & Controls and Sensors & Systems.

The income tax rate for the third quarter of fiscal 2018 was 27.1% compared with the prior-year period of 25.0%.  The difference in the effective tax rate was primarily driven by the repeal of certain benefits of foreign tax regimes, discrete tax benefits related to employee share-based payment awards, with an offset associated with a reduction in the U.S. federal statutory tax rate.

Loss from discontinued operations in the third quarter of fiscal 2018 was $1.9 million, or $0.06 per diluted share.  The loss from discontinued operations in the third quarter of fiscal 2017 was $0.8 million, or $0.03 per diluted share.

Net earnings in the third quarter of fiscal 2018 were $27.8 million, or $0.94 per diluted share, compared with $30.9 million, or $1.03 per diluted share, in the prior-year period.

Cash flows from operating activities were $119.4 million in the first nine months of fiscal 2018 compared with $138.9 million in the prior-year period.  The decrease in cash flows from operating activities is primarily attributable to lower net earnings.

Sales for the first nine months of fiscal 2018 increased $27.9 million to $1.5 billion over the prior-year period due mainly to increased segment sales at Avionics & Controls and Sensors & Systems, partially offset by lower sales at Advanced Materials.

Gross margin was 32.1% in the first nine months of fiscal 2018 compared with 33.6% in the prior-year period.  Gross profit was $482.0 million and $493.8 million for the first nine months of fiscal 2018 and 2017, respectively.  For further explanation about changes in sales and gross profit in the first nine months of fiscal 2018 over the prior-year period, refer to the table at the end of this Overview section.

Selling, general and administrative expenses increased by $13.2 million in the first nine months of fiscal 2018 over the prior-year period to $299.8 million, or 20.0% of sales, mainly due to the effects of changes in foreign currency exchange rates.

Research, development and engineering expense decreased by $7.5 million in the first nine months of fiscal 2018 over the prior-year period to $73.4 million, or 4.9% of sales, mainly reflecting lower expense across all three segments.

On January 4, 2018, we granted an exclusive license to a third party to manufacture, repair and sell certain legacy avionics components for $4.5 million.  We recorded $2.3 million in license fee income, net of the write-off of the related intangible assets of $2.2 million in the second quarter of fiscal 2018.  In addition, we sold $0.4 million in inventory at book value.  We will be paid a 15% royalty on future sales of the licensed product.  On December 22, 2017, we granted an exclusive license to a third party to manufacture, repair and sell certain legacy control devices for $3.0 million.  Additionally, we sold certain inventory and manufacturing equipment to the licensee for $1.0 million.  We will be paid a 15% royalty on future sales of the licensed product.  License fee income from both transactions is reported as a separate line item on the Consolidated Statement of Operations and Comprehensive Income (Loss) and is included in Avionics & Controls segment earnings.

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

As explained in Note 10 to the Consolidated Financial Statements included in Part 1, Item 1 of this report, the Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.  At June 29, 2018, we had not completed our accounting for the tax effects of enactment of the Act; however, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax based on our total post-1986 earnings and profits that we previously deferred from U.S. income tax.  In the first three months of fiscal 2018, we recorded a provisional amount related to the remeasurement of our deferred income tax balance of $6.6 million and a provisional amount related to our one-time transition tax liability of $42.0 million.

The income tax rate for the first nine months of fiscal 2018 was 77.4% mainly due to the effect of the Act.  The income tax rate in the first nine months of fiscal 2017 was 20.9%, which reflected certain discrete income tax benefits mainly due to a reduction in the income tax rate in France in 2020 and the early adoption of the accounting standard update for employee share-based payment awards.

We reported earnings from continuing operations in the first nine months of fiscal 2018 of $18.9 million, or $0.63 per diluted share, compared with the first nine months of fiscal 2017 earnings from continuing operations of $87.3 million, or $2.92 per diluted share.  The decline was due to the income tax charge of $48.6 million, or $1.63 per diluted share, resulting from the Act and lower operating earnings.

Loss from discontinued operations in the first nine months of fiscal 2018 was $2.1 million, or $0.07 per diluted share, compared with a loss of $6.2 million, or $0.21 per diluted share, in the prior-year period.

Net earnings in the first nine months of fiscal 2018 was $16.7 million, or $0.56 per diluted share, compared with net earnings of $81.1 million, or $2.71 per diluted share, in the prior-year period.

Our sales, gross profit and earnings results for the third quarter of fiscal 2018 compared with the prior-year period included a number of significant items which are summarized in the tables below.

The following is a roll forward of sales and gross profit from the nine months ended June 30, 2017, to the nine months ended June 29, 2018:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Nine months ended June 30, 2017	$615,143	$535,287	$321,224	$1,471,654
Foreign currency gain (loss)	7,840	22,413	5,622	35,875
Forward contract gain (loss)	9,003	9,323	-	18,326
Sales volume	(5,682)	(2,507)	22,936	14,747
Sale of business	-	-	(41,057)	(41,057)
Nine months ended June 29, 2018	$626,304	$564,516	$308,725	$1,499,545

Gross Profit:
Nine months ended June 30, 2017	202,472	195,758	95,587	493,817
Foreign currency gain (loss)	(353)	(1,179)	1,352	(180)
Forward contract gain (loss)	9,022	9,323	-	18,345
Volume/mix	(3,103)	(8,373)	5,767	(5,709)
Lower (higher) manufacturing costs	(2,674)	(12,252)	2,430	(12,496)
Business integration	313	-	-	313
Inventory cost and EAC adjustment	1,590	(196)	-	1,394
Sale of business	-	-	(11,848)	(11,848)
Other	(3,500)	1,847	-	(1,653)
Nine months ended June 29, 2018	$203,767	$184,928	$93,288	$481,983

The following table shows the average foreign exchange rates for the British pound, Canadian dollar and European euro relative to the U.S. dollar for the three and nine months ended June 29, 2018, and June 30, 2017.

	Three Months Ended			Nine Months Ended
	June 29,	June 30,		June 29,	June 30,
	2018	2017	Change	2018	2017	Change

GBP to USD	1.3566	1.2847	5.6%	1.3612	1.2591	8.1%
CAD to USD	0.7732	0.7457	3.7%	0.7861	0.7497	4.9%
EUR to USD	1.1927	1.1040	8.0%	1.2013	1.0825	11.0%

The following table shows the impact of changes in the foreign currency exchange rates for the British pound, Canadian dollar and European euro relative to the U.S. dollar on sales, gross profit, and operating earnings during the three months ended June 29, 2018, compared with the prior-year period.

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Sales:
Foreign currency gain (loss)	$2,679	$5,896	$1,359	$9,934
Forward contract gain (loss)	1,322	2,403	-	3,725
	$4,001	$8,299	$1,359	$13,659

Gross Profit:
Foreign currency gain (loss)	$987	$(387)	$294	$894
Forward contract gain (loss)	1,251	2,403	-	3,654
	$2,238	$2,016	$294	$4,548

Operating Earnings (Loss):
Foreign currency gain (loss)	$1,971	$970	$2,577	$5,518
Forward contract gain (loss)	9	1,926	(3,262)	(1,327)
	$1,980	$2,896	$(685)	$4,191

The following table shows the impact of changes in the foreign currency exchange rates for the British pound, Canadian dollar and European euro relative to the U.S. dollar on sales, gross profit, and operating earnings during the nine months ended June 29, 2018, compared with the prior-year period.

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Sales:
Foreign currency gain (loss)	$7,840	$22,413	$5,622	$35,875
Forward contract gain (loss)	9,003	9,323	-	18,326
	$16,843	$31,736	$5,622	$54,201

Gross Profit:
Foreign currency gain (loss)	$(353)	$(1,179)	$1,352	$(180)
Forward contract gain (loss)	9,022	9,323	-	18,345
	$8,669	$8,144	$1,352	$18,165

Operating Earnings (Loss):
Foreign currency gain (loss)	$(2,526)	$(8,189)	$3,594	$(7,121)
Forward contract gain (loss)	7,335	9,113	(1,884)	14,564
	$4,809	$924	$1,710	$7,443

Results of Operations

Three Months Ended June 29, 2018, Compared with Three Months Ended June 30, 2017

Total sales for the third quarter of fiscal 2018 decreased by $4.2 million, or 0.8%, over the prior-year period.  Sales by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	June 29,	June 30,
	From Prior Year	2018	2017

Avionics & Controls	0.8%	$210,787	$209,168
Sensors & Systems	3.3%	190,895	184,804
Advanced Materials	(10.8)%	98,189	110,135
Total Net Sales		$499,871	$504,107

The $1.6 million increase in Avionics & Controls sales over the prior-year period mainly reflected the following:

•	Higher sales volumes of control and communication systems of $8 million, principally due to aftermarket and commercial aviation OEM demand
•	Favorable effect of changes in foreign currency exchange rates of $4 million
•

Partially offset by lower sales volumes of avionics systems of $10 million principally due to decreased sales of a defense time and material contract and lower simulation sales.  Additionally, avionics systems sales in the third fiscal quarter of 2018 were impacted by a 13-day work stoppage at our Canada operation.

The $6.1 million increase in Sensor & Systems sales over the prior-year period principally reflected the following:

•	Favorable effect of changes in foreign currency exchange rates of $8 million
•	Higher sales of connection technologies of $2 million mainly for commercial aviation and defense applications
•	Partially offset by
•	Lower sales of power systems of $2 million principally due to the completion of an FAA requirement for ground fault interrupt (GFI) relays in fiscal 2017
•	Lower sales of advanced sensors of $2 million mainly due to decreased OEM sales for commercial aviation

The $11.9 million decrease in sales in Advanced Materials over the prior-year period mainly reflected the following:

•	Lower sales of $23 million due to the sale of the Kirkhill business
•	Partially offset by
•	Higher sales of engineered products of $5 million, mainly for elastomer clamping devices

•	Higher sales volumes of defense technologies of $5 million mainly due to production and delivery challenges experienced at our countermeasures business in the prior-year period
•	Favorable effect of changes in foreign currency exchange rates of $1 million

Overall, gross margin was 34.0% and 34.5% for the third quarter of fiscal 2018 and 2017, respectively.  Gross profit was $169.9 million and $173.7 million for the third quarter of fiscal 2018 and 2017, respectively.  Gross profit and gross margin percentage by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	June 29,	June 30,
	From Prior Year	2018	2017

Avionics & Controls	(0.3)%	$70,953	$71,188
Sensors & Systems	(7.5)%	64,258	69,496
Advanced Materials	5.1%	34,709	33,015
Total Gross Profit		$169,920	$173,699

Avionics & Controls	(0.3)%	33.7%	34.0%
Sensors & Systems	(3.9)%	33.7%	37.6%
Advanced Materials	5.3%	35.3%	30.0%
Gross Margin Percentage		34.0%	34.5%

The $0.2 million decrease in Avionics & Controls gross profit is mainly due to the following:

•	Unfavorable avionics systems sales volume/mix of $4 million mainly for displays
•	Partially offset by
•	Higher sales volumes/mix of $2 million mainly due to control and communication systems and interface technologies
•	Favorable effect of changes in foreign currency exchange rates of $2 million

The $5.2 million decrease in Sensors & Systems gross profit principally reflected the following:

•	Lower power systems sales volume and unfavorable product mix of $3 million and increased manufacturing costs of $3 million
•	Partially offset by favorable effect of changes in foreign currency exchange rates of $2 million

The $1.7 million increase in Advanced Materials gross profit principally reflected the following:

•	Higher sales volumes of engineered materials of $2 million
•	Higher sales volume of combustible ordnance and flare countermeasure devices of $1 million
•	Partially offset by gross profit of $1 million earned by Kirkhill in the prior-year period

Selling, general and administrative expenses (which include corporate expenses) totaled $98.9 million, or 19.8% of sales, and $93.6 million, or 18.6% of sales, for the third quarter of fiscal 2018 and 2017, respectively.  The increase in selling, general and administrative expense was mainly due higher benefit costs for health and welfare of $2 million, severance of $2 million, and professional fees of $2 million mainly driven by government contract data security compliance requirements, the on-going remediation of the material weakness in the design and operation of internal control over financial reporting previously reported on our 2017 Form 10-K/A, and the absence of a bonus expense reversal in the prior-year period of $2 million.   These increases were partially offset by the effect of the sale of the Kirkhill business of $3 million.

Research, development and engineering spending was $22.8 million, or 4.6% of sales, for the third quarter of fiscal 2018 compared with $30.2 million, or 6.0% of sales, for the third quarter of fiscal 2017.  The $7.4 million decrease in research, development and engineering principally reflected lower spending in the Avionics & Controls and Sensors & Systems segments in the third quarter of fiscal 2018 as programs moved from development into production.  Management expects that the full year research, development and engineering expense will be slightly less than 5% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the third quarter of fiscal 2018 totaled $67.1 million, or 13.4% of sales, compared with $65.9 million, or 13.1% of sales, for the third quarter in fiscal 2017.  Segment earnings by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	June 29,	June 30,
	From Prior Year	2018	2017

Avionics & Controls	5.7%	$23,781	$22,496
Sensors & Systems	(13.5)%	22,135	25,587
Advanced Materials	19%	21,152	17,780
Total Segment Earnings		$67,068	$65,863

Avionics & Controls	0.5%	11.3%	10.8%
Sensors & Systems	(2.2)%	11.6%	13.8%
Advanced Materials	5.4%	21.5%	16.1%
Segment Earnings Percentage		13.4%	13.1%

The $1.3 million increase in Avionics & Controls segment earnings mainly reflected the following:

•	A $3 million decrease in research, development and engineering expenses mainly for cockpit control applications
•	Partially offset by increased selling, general and administrative expenses of $2 million

The $3.5 million decrease in Sensors & Systems segment earnings mainly reflected the following:

•	A $5 million decrease in gross profit (including a $2 million favorable effect of changes in foreign currency exchange rates)
•	A $3 million increase in selling, general and administrative expense mainly due to severance and bad debt expense
•	Partially offset by
•	A $4 million decrease in research, development and engineering expenses for power systems
•	A $1 million favorable effect of changes in foreign currency exchange rates on operating expenses

The $3.4 million increase in Advanced Materials segment earnings mainly reflected the following:

•	A $2 million increase in gross profit
•	A $4 million decrease in operating expenses due to the sale of the Kirkhill business
•	Partially offset by
•	A $1 million unfavorable effect of changes in foreign currency exchange rates on operating expenses
•	A $1 million increase in selling, general and administrative expense

Interest expense for the third quarter of fiscal 2018 was $7.9 million compared with $7.3 million for the third quarter of fiscal 2017.  The increase in interest expense mainly reflected a higher interest rate.

The income tax rate for the third quarter of fiscal 2018 was 27.1% compared with the prior-year period of 25.0%.  The difference in the effective tax rate was primarily driven by the repeal of certain benefits of foreign tax regimes, discrete tax benefits related to employee share-based payment awards, with an offset associated with a reduction in the U.S. federal statutory tax rate.

Nine Months Ended June 29, 2018, Compared with Nine Months Ended June 30, 2017

Total sales for the first nine months of fiscal 2018 increased by $27.9 million, or 1.9%, over the prior-year period.  Sales by segment were as follows:

In Thousands		Nine Months Ended
	Increase (Decrease)	June 29,	June 30,
	From Prior Year	2018	2017

Avionics & Controls	1.8%	$626,304	$615,143
Sensors & Systems	5.5%	564,516	535,287
Advanced Materials	(3.9)%	308,725	321,224
Total Net Sales		$1,499,545	$1,471,654

The $11.2 million increase in Avionics & Controls sales over the prior-year period mainly reflected the following:

•	Favorable effect of changes in foreign currency exchange rates of $17 million
•	Higher sales volumes of $19 million in control and communication systems principally for the aftermarket and for OEM commercial aviation
•	Partially offset by
•	Lower sales of interface technologies of $10 million, principally due to lower demand for medical applications nearing end of life and engineering development services for medical devices
•

Lower sales of avionics systems of $15 million primarily due to decreased sales mainly for defense applications of $12 million and a one-time order in the prior-year period for satellite communication devices of $3 million

The $29.2 million increase in Sensors & Systems sales over the prior-year period principally reflected the following:

•	Favorable effect of changes in foreign currency exchange rates of $32 million
•	Higher sales volumes of connection technologies of $6 million mainly for industrial applications
•	Partially offset by
•	Lower sales of power systems of $8 million principally due to the completion of an FAA requirement for GFI relays in fiscal 2017 and lower spare sales for the A400M program
•	A $2 million sales reduction on advanced sensors due to late delivery

The $12.5 million decrease in sales in Advanced Materials over the prior-year period mainly reflected the following:

•	Lower sales of $41 million due to the sale of the Kirkhill business
•	Partially offset by
•	Higher engineered materials sales mainly for insulation materials for commercial aviation applications of $6 million
•

Higher sales volumes of defense technologies of $17 million mainly due to the countermeasures operations returning to full production, as we recovered from a partial factory shutdown in the prior-year period and increased sales of combustible ordnance

•	Favorable effect of changes in foreign currency exchange rates of $6 million

Overall, gross margin was 32.1% and 33.6% for the first nine months of fiscal 2018 and 2017, respectively.  Gross profit was $482.0 million and $493.8 million for the first nine months of fiscal 2018 and 2017, respectively.  Gross profit and gross margin percentage by segment were as follows:

In Thousands		Nine Months Ended
	Increase (Decrease)	June 29,	June 30,
	From Prior Year	2018	2017

Avionics & Controls	0.6%	$203,767	$202,472
Sensors & Systems	(5.5)%	184,928	195,758
Advanced Materials	(2.4)%	93,288	95,587
Total Gross Profit		$481,983	$493,817

Avionics & Controls	(0.4)%	32.5%	32.9%
Sensors & Systems	(3.8)%	32.8%	36.6%
Advanced Materials	0.4%	30.2%	29.8%
Gross Margin Percentage		32.1%	33.6%

The $1.3 million increase in Avionics & Controls gross profit mainly reflected the following:

•	Favorable effect of changes in foreign currency exchange rates of $9 million
•	Higher gross profit of $6 million on increased sales of control and communication systems for the aftermarket
•	Lower manufacturing costs of $1 million at interface technologies
•	Partially offset by
•	Higher manufacturing costs of $7 million due to a low rate of initial production of control and communication systems for new programs
•	Unfavorable sales volume/mix of $5 million on displays and higher engineering of $3 million mainly due to startup of a new program

The $10.8 million decrease in Sensors & Systems gross profit principally reflected the following:

•	Unfavorable sales volume and product mix of $10 million mainly due to lower power systems GFI relay sales

•	Higher manufacturing costs at power systems of $10 million due to higher material, labor and overhead costs of $8 million and inventory excess and obsolete adjustments of $2 million
•	Partially offset by
•	Favorable effect of changes in foreign currency exchange rates of $8 million
•	Higher sales volume of connection technologies of $2 million

The $2.3 million decrease in Advanced Materials gross profit principally reflected the following:

•	Lower gross profit of $12 million due to the sale of the Kirkhill business
•	Partially offset by
•	Higher sales volume/mix mainly due to countermeasures of $8 million
•	Favorable effect of changes in foreign currency exchange rates of $1 million

Selling, general and administrative expenses (which include corporate expenses) totaled $299.8 million, or 20.0% of sales, and $286.6 million, or 19.5% of sales, for the first nine months of fiscal 2018 and 2017, respectively.  The increase in selling, general and administrative expense was mainly due to the following:

•	Unfavorable effect of changes in foreign currency exchange rates of $8 million
•	Higher professional fees of $7 million mainly for higher information technologies expenses driven by government contract data security compliance requirements
•	Higher benefit costs for health and welfare of $3 million
•	A $2 million write-off of capitalized software costs
•	Partially offset by
•	A $3 million decrease in selling, general and administrative expense due to the sale of the Kirkhill business
•	Lower pension expense of $3 million
•	Prior-year bad debt for a long-term contract of $2 million

Research, development and engineering spending was $73.4 million, or 4.9% of sales, for the first nine months of fiscal 2018 compared with $80.9 million, or 5.5% of sales, for the first nine months of fiscal 2017.  The decrease in research, development and engineering spending mainly reflected lower expense on Avionics & Controls and Sensors & Systems programs.  Management expects that the full year research, development and engineering expense will be slightly less than 5% of sales.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first nine months of fiscal 2018 totaled $166.2 million, or 11.1% of sales, compared with $187.3 million, or 12.7% of sales, for the first nine months of fiscal 2017.  Segment earnings by segment were as follows:

In Thousands		Nine Months Ended
	Increase (Decrease)	June 29,	June 30,
	From Prior Year	2018	2017

Avionics & Controls	10.9%	$67,839	$61,185
Sensors & Systems	(24.2)%	53,119	70,087
Advanced Materials	(19.1)%	45,288	55,982
Total Segment Earnings		$166,246	$187,254

Avionics & Controls	0.9%	10.8%	9.9%
Sensors & Systems	(3.7)%	9.4%	13.1%
Advanced Materials	(2.7)%	14.7%	17.4%
Segment Earnings Percentage		11.1%	12.7%

The $6.7 million increase in Avionics & Controls segment earnings mainly reflected the following:

•	License fee income of $5 million from licensing certain legacy avionics components to third-party manufacturers
•	A $1 million increase in gross profit (including a $9 million favorable effect of changes in foreign currency exchange rates)
•	A $3 million decrease in operating expenses mainly due to lower research, development and engineering expense mainly for control and communication programs
•	A prior-year period $2 million bad debt expense related to an avionics systems program
•	Partially offset by a $4 million unfavorable effect of changes in foreign currency exchange rates on operating expenses

The $17.0 million decrease in Sensors & Systems segment earnings mainly reflected the following:

•	A $7 million unfavorable effect of changes in foreign currency exchange rates on operating expenses

•	An $11 million decrease in gross profit (including an $8 million favorable effect of changes in foreign currency exchange rates)
•	A $6 million increase in selling, general and administrative expense mainly due to a $2 million write-off of capitalized software costs and severance expense
•	Partially offset by a $7 million decrease in research, development and engineering for power system developments

The $10.7 million decrease in Advanced Materials segment earnings reflected the following:

•	A prior-year period $8 million insurance recovery from an incident at one of our countermeasure operations
•	A $5 million loss on the sale of the Kirkhill business
•	A $2 million decrease in gross profit
•	Partially offset by a $5 million decrease in operating expenses due to the sale of the Kirkhill business

Interest expense for the first nine months of fiscal 2018 was $23.7 million compared with $22.6 million for the first nine months of fiscal 2017.  The increase in interest expense largely reflected a higher interest rate.

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

The income tax rate for the first nine months of fiscal 2018 was 77.4% mainly due to the effect of the Act.  In addition, the income tax rate for the first nine months of fiscal 2018 also reflected a $4.6 million tax benefit from a release of a capital loss valuation reserve due to a realized capital gain upon the sale of the Kirkhill business.

By operation of law, the statutory income tax rate for the first nine months of fiscal 2018 reflected a blended U.S. tax rate of 24.5%.

The 20.9% income tax rate in the first nine months of fiscal 2017 reflected the following items:  the Company recognized $8.0 million of discrete tax benefits primarily related to a reduction of the income tax rate in France for fiscal 2020 and the early adoption of the accounting standard update for employee share-based payment awards.

We estimate that our income tax rate for fiscal 2018, excluding the $48.6 million provisional amount recognized for the one-time transition income tax, will range from 25% to 27%.  Our income tax rate for fiscal 2018 reflects the fact that a significant portion of our earnings from continuing operations before income taxes is earned by our foreign operations and the income tax rate for these foreign operations will range from 26% to 27%.  The Company conducts business in numerous tax jurisdictions, principally in Canada, France, U.K. and U.S.  As a result, the Company’s income tax rate for the first fiscal quarter of 2018 reflects the estimated annual global effective tax rate, excluding discrete items, applied to year-to-date pre-tax earnings.

During the next 12 months, it is reasonably possible that approximately $1.0 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations. We recognize interest related to unrecognized tax benefits in income tax expense.

Backlog was $1.5 billion at June 29, 2018, $1.3 billion at September 29, 2017, and $1.2 billion at June 30, 2017.  New orders for the first nine months of fiscal 2018 were approximately $1.7 billion compared with $1.4 billion in the prior-year period reflecting an increase in all segments.  The increase in orders reflects strong demand across all three segments, mainly for orders scheduled to be shipped beyond fiscal 2018.

Liquidity and Capital Resources

Cash and cash equivalents at June 29, 2018, totaled $351.0 million, an increase of $43.2 million from September 29, 2017.  Net working capital increased to $904.7 million at June 29, 2018, from $874.9 million at September 29, 2017.  Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expenses.

Cash flows provided by operating activities were $119.4 million and $138.9 million in the first nine months of fiscal 2018 and 2017, respectively.  The decrease in cash flows from operating activities is primarily attributable to lower net earnings.

Cash flows provided by investing activities were $9.0 million in the first nine months of fiscal 2018 and reflected the $47.8 million proceeds from the sale of the Kirkhill business, partially offset by capital expenditures.  Cash flows used by investing activities were $41.6 million in the first nine months of fiscal 2017 and principally reflected capital expenditures.

Cash flows used by financing activities were $76.5 million in the first nine months of fiscal 2018, mainly reflecting:

•	$70.0 million repayment of borrowing under our long-term credit facilities
•	$43.5 million for shares repurchased
•	$10.7 million repayment of long-term debt
•	Partially offset by:
•	$45.0 million in proceeds from borrowing under our long-term credit facilities
•	$3.1 million in proceeds from the issuance of common stock under our employee stock plans

Cash flows used by financing activities were $77.1 million in the first nine months of fiscal 2017 and mainly reflected:

•	$95.0 million repayment of borrowing under our long-term credit facilities
•	$12.9 million repayment of long-term debt
•	Partially offset by:
•	$26.9 million in proceeds from the issuance of common stock under our employee stock plans
•	$5.0 million in proceeds from borrowing under our long-term credit facilities

Capital expenditures, consisting of building, machinery, equipment and computers, are anticipated to be $65 million during fiscal 2018, compared with $58.0 million expended in fiscal 2017.

Total debt at June 29, 2018, was $736.1 million and consisted of $215.6 million of the U.S. Term Loan, due 2020, $385.5 million (€330.0 million) of the 2023 Notes, $25.0 million in borrowings under our secured credit facility, $69.8 million under capital lease obligations, $44.1 million in government refundable advances and net of debt issuance costs of $3.9 million.

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

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first nine months of fiscal 2018.  A discussion of our exposure to market risk is provided in the Company’s Report on Form 10-K/A for the fiscal year ended September 29, 2017.

Item 4.               Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 29, 2018.  As described in Management’s Report on Internal Control over Financial Reporting in Item 9A of the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 29, 2017, we reported two material weaknesses in internal control over financial reporting that existed as of September 29, 2017.

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

These material weaknesses in our internal control over financial reporting were not remediated as of June 29, 2018.  As a result, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 29, 2018.

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

See Note 12 to the Consolidated Financial Statements included in Part 1, Item 1 of this report for information regarding legal proceedings.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 6.               Exhibits

Exhibit
Number	Exhibit Index

11	Schedule setting forth computation of basic and diluted earnings (loss) per share for the three and nine months ended June 29, 2018, and June 30, 2017.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Stephen M. Nolan) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: August 3, 2018	By:	/s/ Stephen M. Nolan
Stephen M. Nolan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)