Form 10-K
period 2018-09-28
ESTERLINE TECHNOLOGIES CORP
filed 2018-11-21
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2018.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 15, 2018, 29,495,076 shares of the Registrant’s common stock were outstanding.  The aggregate market value of shares of common stock held by non-affiliates as of March 30, 2018, was $2,152,587,537 (based upon the closing sales price of $73.15 per share).

Documents Incorporated by Reference

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended September 28, 2018.

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

Item 1.  Business

General

Esterline, a Delaware corporation formed in 1967, is a leading specialized manufacturing company principally serving aerospace and defense customers.  We design, manufacture and market highly engineered products and systems for application within the industries we serve.  The Company’s year-end is the twelve-month period ending the last Friday of September of each year.

Proposed Acquisition by TransDigm Group Incorporated

On October 9, 2018, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with TransDigm Group Incorporated, a Delaware corporation (“TransDigm”), and Thunderbird Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of TransDigm (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, at the closing, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in the merger and as a wholly owned subsidiary of TransDigm (the “Merger”). The parties anticipate that the Merger will be consummated in 2019.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock, par value $0.20 per share, issued and outstanding immediately prior to the Effective Time (other than (A) shares held (i) in the Company’s treasury, (ii) by the Company or any wholly owned subsidiary of the Company or (iii) by TransDigm, Merger Sub or any other direct or indirect wholly owned subsidiary of TransDigm, (B) certain equity awards, or (C) shares owned by shareholders who are entitled to demand and have properly exercised and perfected appraisal rights under the General Corporation Law of the State of Delaware and have not failed to perfect, nor effectively withdrawn or lost rights to appraisal, which in each case will be treated as described in the Merger Agreement) will be converted into the right to receive $122.50 per share in cash, without interest and subject to any withholding taxes.

Consummation of the Merger is subject to certain customary conditions, including, without limitation: (i) the adoption of the Merger Agreement and approval of the Merger by the Company’s shareholders; (ii) the expiration or termination of the applicable waiting period under the Hart‑Scott‑Rodino Antitrust Improvements Act of 1976, as amended; (iii) the receipt of other required regulatory or foreign investment approvals; and (iv) the absence of any judgement or law that has the effect of enjoining or otherwise prohibiting the consummation of the Merger and the other transactions contemplated by the Merger Agreement. Each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the other party’s representations and warranties and the other party’s compliance with its covenants and agreements contained in the Merger Agreement (in each case, subject to certain qualifications). Each party must use its reasonable best efforts to take actions necessary to satisfy the regulatory conditions, and the Merger Agreement includes a commitment by TransDigm to obtain applicable consents and approvals under antitrust laws and assume the risks related to certain conditions and requirements that may be imposed by regulators in connection with securing such consents and approvals up to specified thresholds and limitations.

The parties to the Merger Agreement have each made customary representations and warranties in the Merger Agreement. The Company has agreed to certain covenants, including with respect to, among other things, the operation of the business of the Company and its subsidiaries prior to the closing. In addition, the Merger Agreement contains a provision prohibiting the Company from initiating or knowingly encouraging, or facilitating any proposal, offer or indication of interest (whether or not in writing) from any person that would be an alternative transaction to the Merger and, subject to a customary “fiduciary out” exception regarding the Board’s ability to exercise its fiduciary duties, providing non-public information in connection with,and engaging in discussions or negotiations regarding, unsolicited alternative acquisition proposals.

The Merger Agreement includes termination provisions for both the Company and TransDigm. Under the Merger Agreement, the Company may be required to pay a termination fee of $128,855,000 if the Merger Agreement is terminated under certain circumstances described in the Merger Agreement, including if the Company terminates the Merger Agreement, prior to receiving shareholder approval, in order to enter into a definitive acquisition agreement regarding an alternative acquisition proposal.

Certain terms of the Merger Agreement are summarized in this Annual Report on Form 10-K, and the foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement and the First Amendment to the

Merger Agreement, which have been filed as exhibits to the Company’s Current Reports on Form 8-K filed with the SEC on October 10, 2018, and October 11, 2018, respectively.

Development of Business

Our current business and strategic plan focuses on continued development of our products principally for aerospace and defense markets in three key technology segments:  Avionics & Controls, Sensors & Systems, and Advanced Materials.  Our products are often mission critical and have been designed into particular military and commercial platforms.  The rigorous testing and certification processes many of these products must complete before they enter service create a significant barrier to entry for competing products in each specific platform.   We are concentrating our efforts to expand our capabilities in the aerospace and defense markets.  We do so with a level of customer intimacy that allows us to anticipate the global needs of our customers and respond with products and comprehensive solutions that meet their needs.  These efforts focus on continuous research guided by product development roadmaps we develop in consultation with our customers, the strategic alignment of operations to leverage and expand our capabilities as a trusted supplier to our customers across the breadth of our product offerings.

Our products have a long history in the aerospace and defense industry and are found on most military and commercial aircraft, helicopters, and many land-based systems.  For example, our products are used on the majority of active and in-production U.S. military aircraft and on every Boeing commercial aircraft platform manufactured in the past 75 years.  In addition, our products are supplied to Airbus, many of the major regional and business jet manufacturers, and the major aircraft engine manufacturers.  We work closely with OEMs on new, highly engineered products with the objective of such products becoming designed into our customers’ platforms; this integration often results in sole-source positions for OEM production and aftermarket business.  We broadly categorize our commercial and military aerospace aftermarket sales as retrofit, repair services, and spare parts.  Spare parts alone made up approximately 12% of total sales in fiscal 2018.  Retrofit and repair services, which represent 3% of total sales in fiscal 2018, carry higher margins than OEM sales but lower margins than spare parts sales.  In many cases, our aftermarket sales span the entire life of an aircraft.

We differentiate ourselves through our engineering and manufacturing capabilities and our reputation for safety, quality, on-time delivery, reliability, and innovation – all embodied in the Esterline Operating System.  This systematic approach to our business helps ensure all employees are focused on continuous improvement, teamwork, a safe work environment and compliance.  Safety of our operations is a critical factor in our business, and accordingly, we train our employees using a behavior-based approach that focuses on safety-designed work habits and on-going safety audits.  Our industries are highly regulated, and compliance with applicable regulations, including export control and anti-bribery regulations, is an important focus in our business.  We have a global code of business conduct and ethics, and we provide corporate-wide training and maintain local ethics advisors and export control specialists in our business units to support our compliance efforts.

Our sales are diversified across three broad markets:  defense, commercial aerospace and general industrial.  For fiscal 2018, approximately 30% of our sales were from the defense market, 45% from the commercial aerospace market, and 25% from the general industrial market.

Financial Information About Industry Segments

A summary of net sales to unaffiliated customers, operating earnings and identifiable assets attributable to our business segments for fiscal 2018, 2017, and 2016 is reported in Note 17 to the Company’s Consolidated Financial Statements under Item 8 of this report.

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

Our products have been integrated into many existing aircraft designs, including every Boeing commercial aircraft platform currently in production.  We are a Tier 1 supplier on the Boeing 787 and 777X programs to design and manufacture all of the cockpit overhead panels and embedded software for these systems.  We provide high-quality and affordable visual display solutions to the air traffic control, naval, ground vehicles and unmanned systems and simulation and training markets.  Our simulation and training solutions include a 360-degree rear projection display that offers high contrast and resolution and various types of large field-of-view collimated displays, and a deployable display with a roll-up, seamless spherical screen.  We manufacture control sticks, grips and wheels, as well as specialized switching systems.  In this area we primarily serve commercial and military aviation and ground-based military equipment manufacturing customers.  For example, we are a leading manufacturer of pilot control grips for most types of military fighter jets and helicopters.  Additionally, our software engineering center supports our customers’ needs with applications such as flight management systems, air data computers and engine control systems.

Our proprietary products meet critical operational requirements and provide customers with significant technological advantages in areas such as night vision compatibility and active-matrix liquid-crystal displays (a technology enabling pilots to read display screens in a variety of light conditions as well as from extreme angles).  Our products are incorporated in a wide variety of platforms ranging from military helicopters, fighters and transports, to commercial wide- and narrow-body, regional and business jets.  In fiscal 2018 some of our largest customers for these products included Airbus, BAE Systems, The Boeing Company, Bombardier, Honeywell, L3 Technologies, Leonardo, Lockheed Martin, Pilatus, Rockwell Collins, Textron, Thales, Triman, and the U.S. Department of Defense (DoD).

In addition, we design and manufacture ruggedized military personal communication equipment, primarily headsets, handsets and field communications.  We are the sole supplier of Active Noise Reduction (ANR) headsets to the British Army’s tracked and wheeled vehicle fleets under the Bowman communication system program.  We also supply ANR headsets to the U.S. Army’s tracked and wheeled vehicle fleets.  Additionally, we are the primary ANR headset supplier to the Canadian Army and have a long-standing relationship with various allied armies around the world.  In fiscal 2018 some of our largest customers for these products included The Boeing Company, Lockheed Martin, NATO Supply Procurement Agency, and the U.S. Department of Defense (DoD).

We also manufacture a full line of keyboard, switch and input technologies for specialized medical equipment, high-tech gaming applications, and communication systems for military applications.  These products include custom keyboards, keypads, and input devices that integrate cursor control devices, barcode scanners, displays, video, and voice activation and touch screens.  We also produce medical instruments that are used for point-of-use and point-of-care diagnostics.  We have developed a wide variety of technologies, including plastic and vinyl membranes that protect high-use switches and fully depressible buttons, and backlit elastomer switch coverings that are resistant to exposure from harsh chemicals.  These technologies now serve as the foundation for a small but growing portion of our product line.  In fiscal 2018 some of our largest customers for these products included Allegion, Aristocrat Technologies, General Electric, Nuance, Philips, and Stat-Diagnostica.

Sensors & Systems

Our Sensors & Systems business segment includes power systems, connection technologies and advanced sensors capabilities.  We develop and manufacture high-precision temperature, pressure and speed sensors principally in aerospace customers, electrical interconnect systems for severe environments for aerospace, defense, geophysics & marine, rail, and nuclear customers, as well as electrical power switching, control and data communication devices, and other related systems principally for aerospace and defense customers.  We are the sole-source and aftersales supplier of temperature probes for use on all versions of the General Electric/Snecma CFM-56 jet engine.  The CFM-56 jet engine has an installed base of over 30,000, and is standard equipment on the Next-Generation Boeing 737 aircraft and approximately 60% of Airbus aircraft.  We manufacture sensors for the environmental control system for Boeing 787 aircraft, and provide the primary power distribution assembly for the Embraer E-2 commercial jet, Mitsubishi Regional Jet, and the Airbus A400M military transport.  Additionally, we have a Tier 1 position with Rolls-Royce for a large suite of sensors for the engines that power the A400M and A350.  We design and manufacture interconnect solutions for harsh environments, including connectors, backshells, conduits, planet probe interconnectors, launcher umbilicals and fiber optics.  We also design and manufacture composite connectors for the Boeing 787.  The principal customers for our products in this business segment are jet engine manufacturers, airframe and industrial manufacturers.  In fiscal 2018 some of our largest customers for these products included Airbus, BJG Electronics, The Boeing Company, Bombardier, Celestica, Flame, General Electric, Jupitor, Lufthansa, Northrop Grumman, Rolls-Royce, Safran, Stork, TTI, Inc., and United Technologies Corporation (UTC) Aerospace Systems.

Advanced Materials

Our Advanced Materials business segment includes engineered materials and defense technologies capabilities.  We develop and manufacture a wide array of high-performance clamping and fastening devices used in a range of commercial aerospace, space and military applications, and highly engineered thermal components for commercial aerospace and industrial applications.  We also develop and manufacture combustible ordnance and countermeasures for military applications.

Specialized High-Performance Applications.  Our elastomer products are engineered to address specific customer requirements where superior performance in high temperature, high pressure, caustic, abrasive and other difficult environments is critical.  These products include clamping devices and thermal fire barrier insulation products.  Some of the products include proprietary elastomers that are specifically designed for use on or near a jet engine.  In fiscal 2018 some of the largest customers for these products included The Boeing Company, KLX Aerospace Solutions, and Wesco.  On March 15, 2018, we sold the assets and certain liabilities of the Kirkhill business to TransDigm, Inc.

We also develop and manufacture high temperature, lightweight metallic insulation systems for aerospace and marine applications.  Our commercial aerospace programs include the Boeing 737, Airbus A320 and A380 series aircraft, the International Aero Engines V2500, and Rolls-Royce BR710 engines.  Our insulation material is used on diesel engine manifolds for earthmoving and agricultural applications.  In addition, we specialize in the development of thermal protection for fire, nuclear, and petro-chemical industries.  We design and manufacture high temperature components for industrial and marine markets.  Our manufacturing processes consist of cutting, pressing, and welding stainless steel, inconel, and titanium fabrications.  In fiscal 2018 some of the largest customers of these products included Airbus, Rolls-Royce, and Spirit AeroSystems.

Ordnance and Countermeasure Applications.  We develop and manufacture combustible ordnance and warfare countermeasure devices for military customers.  We manufacture molded fiber cartridge cases, mortar increment casings, igniter tubes and other combustible ordnance components primarily for the DoD.  We are currently the sole supplier of combustible casings utilized by the U.S. Armed Forces.  Sales are made either directly to the DoD or through prime contractors and General Dynamics.  These products include the combustible case for the U.S. Army’s new generation 155mm Modular Artillery Charge System, the 120mm combustible case used with the main armament system on the U.S. Army and Marine Corps’ M1-A1/2 tanks, and the 60mm, 81mm and 120mm combustible mortar increments.  We were selected as the exclusive provider of high- and low-velocity payloads for 40mm infrared training rounds.  We are one of two suppliers to the U.S. Army of infrared decoy flares used by aircraft to help protect against radar and infrared guided missiles.  We are currently the only supplier to the U.S. Army of chaff countermeasures against radar-based threats.  In fiscal 2018, in addition to the DoD, some of the largest customers of these products included General Dynamics and Mason & Hanger Group.

A summary of product lines contributing sales of 10% or more of total sales for fiscal 2018, 2017, and 2016 is reported in Note 17 to the Consolidated Financial Statements under Item 8 of this report.

Marketing and Distribution

We believe that a key to continued success is our ability to meet customer requirements both domestically and internationally.  We have and will continue to improve our worldwide sales and distribution channels in order to provide wider market coverage and to improve the effectiveness of our customers’ supply chain.  For example, our medical device assembly operation in Shanghai, China, serves our global medical customers, our service center in Singapore improves our capabilities in Asia for our temperature sensor customers, and our engineering and marketing offices in Bangalore, India, facilitate marketing opportunities in India.  Other enhancements include combining sales and marketing forces of our operating units where appropriate, cross-training our sales representatives on multiple product lines, and cross-stocking our spares and components.

In the technical and highly engineered product segments in which we compete, relationship selling is particularly important in targeted marketing segments where customer and supplier design and engineering inputs need to be tightly integrated.  Participation in industry trade shows is an effective method of meeting customers, introducing new products, and exchanging technical specifications.  In addition to technical and industry conferences, our products are supported through direct internal international sales efforts, as well as through manufacturer representatives and selected distributors.  As of September 28, 2018, 351 sales people, 225 representatives, and 290 distributors supported our operations.

Backlog

Backlog was $1.5 billion at September 28, 2018, and $1.3 billion at September 29, 2017.  We estimate that approximately $466 million of backlog is scheduled to be shipped after fiscal 2019.

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

Research and Development

Our product development and design programs utilize an extensive base of professional engineers, technicians and support personnel, supplemented by outside engineering and consulting firms when needed.  In fiscal 2018 we expended $90.9 million for research, development and engineering, compared with $109.8 million in fiscal 2017 and $99.7 million in fiscal 2016, net of customer and government funding.  Research and development expense has averaged 5.0% of sales per year for the three years ended September 28, 2018.  In fiscal 2018 research and development expense was 4.5% of sales.  We believe continued product development is key to our long-term growth, and consequently, we consistently invest in research and development.  Examples include research and development projects relating to avionics displays, power systems, and controls.  We actively participate in customer-funded research and development programs.

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

U.S. Government Contracts and Subcontracts

As a contractor and subcontractor to the U.S. government (primarily the DoD), we are subject to various laws and regulations that are more restrictive than those applicable to private sector contractors.  Approximately 6% of our sales was made directly to the U.S. government in fiscal 2018.  In addition, we estimate that our subcontracting activities to contractors for the U.S. government accounted for approximately 15% of sales during fiscal 2018.  In total, we estimate that approximately 21% of our sales during the fiscal year were subject to U.S. government contracting regulations.  Such contracts may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending, and other factors.

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

Trade Compliance Regulations

We are subject to U.S. export laws and regulations, including the U.S. Export Administration Regulations (EAR) and International Traffic in Arms Regulations (ITAR), that generally restrict the export of defense products, technical data, and defense services.  In March 2014 we entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (DTCC) to resolve alleged ITAR civil violations.  The Consent Agreement was closed in fiscal 2017.

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

Intellectual Property

Although we hold a number of patents and licenses, we do not believe that our operations are dependent on our patents and licenses.  We have trademark registrations on our important business names and/or product names filed in key jurisdictions where our businesses operate and sell products.  In general, we rely on technical superiority, continual product improvement, exclusive product features, lean manufacturing and operational excellence, including superior lead time, on-time delivery performance and quality, and customer relationships to maintain competitive advantage.

Seasonality

The timing of our revenues is impacted by the purchasing patterns of our customers, and as a result we do not generate revenues evenly throughout the year.  Moreover, our first fiscal quarter, October through December, includes significant holiday vacation periods in both Europe and North America.  This leads to decreased order and shipment activity; consequently, first quarter results are typically weaker than other quarters and not necessarily indicative of our performance in subsequent quarters. Our year-end is the twelve month period ending the last Friday of September of each year.

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

Employees

We had 12,609 employees at September 28, 2018, of which 3,995 were based in the United States, 4,445 in Europe, 1,555 in Mexico, 910 in Canada, 816 in the Middle East and Asia, 693 in Morocco, and 195 in the Dominican Republic.  Approximately 17% of the U.S.-based employees were represented by labor unions.  Our non-U.S. operations are subject to union and national trade union agreements and to local regulations governing employment.

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

Available Information About the Registrant

You can access financial and other information on our website, www.esterline.com.  We make available through our website, free of charge, copies of our annual report on Form 10-K and Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission (SEC).  The SEC also maintains a website at www.sec.gov, which contains reports, proxy and information statements, and other information regarding public companies, including Esterline.  Any reports filed with the SEC may also be obtained from the SEC’s Reference Room at 100 F Street, NE, Washington, DC 20549.  Our Corporate Governance Guidelines, charters for our required board committees, and our Code of Business Conduct and Ethics, which includes a code of ethics applicable to our accounting and financial employees, including our Chief Executive Officer and Chief Financial Officer, are available on our website, www.esterline.com on the Corporate Governance tab.  Both of these documents are also available in print (at no charge) to any shareholder upon request.  Our website and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K.

Executive Officers of the Registrant

The names and ages of all executive officers of the Company and the positions and offices held by such persons as of November 21, 2018, are as follows:

Name	Position with the Company	Age

Curtis C. Reusser	Chairman, President and Chief Executive Officer	58
Stephen M. Nolan	Executive Vice President and Chief Financial Officer	49
Paul P. Benson	Executive Vice President and Chief Human Resources Officer	54
Roger A. Ross	Executive Vice President and President, Sensors & Systems	50
Donald E. Walther	Executive Vice President and General Counsel	50
Albert S. Yost	Executive Vice President and President, Advanced Materials and Avionics & Controls	53

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

Mr. Walther has been Executive Vice President and General Counsel since May 15, 2018. From 2011 to May 2018, he was Executive Vice President and General Counsel at The Heico Companies, LLC, a parent holding company for a diverse portfolio of manufacturing, construction and industrial services businesses.  Mr. Walther has a J.D. and M.B.A. from the University of Chicago, and B.S. degrees in French and Political Science from Duke University.

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

This annual report on Form 10-K also includes forward-looking statements regarding the proposed acquisition of the Company by TransDigm. Actual results may differ materially from those projected as a result of certain risks and uncertainties relating to the proposed Merger, including but not limited to: (1) the ability to (i) obtain the approval of the Company’s shareholders as required for the Merger, (ii) receive (if not waived) the required regulatory or other foreign investment approvals for the Merger (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transactions) and (iii) satisfy the other conditions to the consummation of the Merger on a timely basis or at all; (2) the outcome of consultation with employees, their works councils or other employee representatives; (3) the potential that a governmental entity or a regulatory body may prohibit, delay or refuse to grant approval for the consummation of the Merger and may require conditions, limitations or restrictions in connection with such approvals that can adversely affect the anticipated benefits of the proposed Merger or cause the parties to abandon the proposed Merger; (4) unexpected or significant transaction costs and/or unknown liabilities; (5) negative effects of the announcement or the consummation of the transaction on the market price of the Company’s common stock, its business (including relationships with customers, suppliers or other business relationship), financial conditions, results of operations and financial performance; (6) risks associated with legal proceedings related to the Merger and the outcome of any legal proceedings related to the Merger; (7) adverse effects of general industry, economic, business, and/or competitive factors; (8) unforeseen events, changes or other circumstances that could give rise to the termination of the Merger Agreement or affect the ability to recognize benefits of the Merger; (9) the potential that the proposed Merger may disrupt current plans and operations and present potential difficulties in employee retention as a result of the Merger; (10) other risks to consummation of the Merger, including the risk that the Merger will not be consummated within the expected time period or at all; and (11) the risks described from time to time in the Company’s reports filed with the SEC under the heading “Risk Factors,” including this Annual Report on Form 10-K for the fiscal year ended September 28, 2018, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and in other of the Company’s filings with the SEC. These risks, as well as other risks associated with the proposed Merger, are more fully discussed in the preliminary proxy statement filed by the Company with the SEC on November 7, 2018, in connection with the proposed Merger. There can be no assurance that the Merger will be completed, or if it is completed, that it will close within the anticipated time period or that the expected benefits of the Merger will be realized.

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

Item 1A.  Risk Factors

Risks Related to the Merger

The proposed Merger is subject to conditions, some or all of which may not be satisfied or completed within the expected timeframe, if at all. Failure to complete the proposed Merger could adversely affect our business and the market price of our common stock.

The completion of the Merger is subject to a number of conditions, including, among other things, receipt of the approval of the shareholders and of certain regulatory and foreign investment approvals. A governmental entity or a regulatory body may prohibit, delay or refuse to grant approval for the consummation of the Merger and may require conditions, limitations or restrictions in connection with such approvals in excess of the thresholds and limitations that TransDigm agreed to in the Merger Agreement. There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived within the expected timeframe, or that the Merger will be completed. Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•

If the Merger Agreement is terminated and our Board of Directors seeks another business combination, our shareholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that TransDigm has agreed to in the Merger Agreement;

•	The merger agreement may be terminated in certain circumstances that require us to pay TransDigm a termination fee of $128,855,000;
•	The time and resources, financial and other, committed by our management to matters relating to the Merger that could otherwise have been devoted to pursuing other beneficial opportunities;
•	We may experience negative reactions from the financial markets or from our key business relationships, including our customers, suppliers, or employees; and
•	We will be required to pay certain costs relating to the Merger, whether or not the Merger is completed.

The announcement and pendency of the proposed Merger could adversely affect our business, financial condition, results of operations and cash flows.

The announcement and pendency of the proposed Merger could disrupt our business and create uncertainty about it, which could adversely affect our business, financial condition, results of operations and cash flows, regardless of whether the Merger is completed. These risks to our business, all of which could be exacerbated by a delay in the consummation of the Merger, include, among other things:

•

The fact that the Merger Agreement contains restrictions on the conduct of our business prior to completing the Merger which could delay or prevent us from undertaking business opportunities that may arise or taking other actions with respect to its operations that we might believe were otherwise appropriate or desirable;

•	The time and effort of management required to consummate the merger, which could disrupt our business operations and may divert employees’ attention away from our day-to-day operations;
•	Potential uncertainty in the marketplace, which could lead current and prospective customers to purchase from other vendors or delay purchasing from us;
•

Our current and prospective employees may experience uncertainty about their future roles following the consummation of the proposed Merger, which may impair our ability to attract and retain key personnel;

•	Difficulties maintaining relationships or contractual arrangements with customers, providers, suppliers, joint venture partners and regulators;
•

The fact that the Merger Agreement contains provisions that make it more difficult for us to be acquired by any party other than TransDigm, and restricts us from soliciting other acquisition proposals during the pendency of the merger; and

•

Potential future stockholder litigation relating to the merger could prevent or delay the merger, and the related costs, including, but not limited to, costs associated with the indemnification of directors and officers.

Our important business relationships may be disrupted due to uncertainties associated with the proposed Merger, which could adversely affect our business.

Some of the parties with which we do or desire to do business with may be uncertain about continuing or completing a business relationship with us as a result of the proposed Merger. For example, customers, partners, resellers, vendors, suppliers, joint venture partners and others may attempt to negotiate changes in their existing business relationships with us on terms that are less favorable to us, or may not enter into business relationships with us, or they may consider canceling or not renewing a business relationship or contract with us, or they may enter into alternative business relationships with other parties. Some of our customers, partners, resellers, vendors, suppliers, joint venture partners and others may have rights to terminate contracts that are triggered upon completion of the proposed Merger, and may exercise their rights and remedies that may exist under current agreements. These disruptions could have an adverse effect on our business, financial condition, results of operations and cash flows. Any delay in completion of the Merger, or termination of the Merger Agreement, could exacerbate these risks and adverse effects.

Risks Relating to Our Business and Our Industry

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in applicable rules under the Exchange Act.  In Part II, Item 9A, “Controls and Procedures” of this Form 10-K, our management identified material weaknesses in our internal control over financial reporting.

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

Some of our operations are dependent on a relatively small number of customers and aerospace and defense programs, which change from time to time.  Significant customers in fiscal 2018 included The Boeing Company, Flame, General Electric, Hawker Beechcraft, Honeywell, Lockheed Martin, Northrop Grumman, Rolls-Royce, the DoD, and UTC Aerospace Systems.  There can be no assurance that our current significant customers will continue to buy our products at current levels.  The loss of a significant customer or the cancellation of orders related to a sole-source defense program could have a material adverse effect on our operating results if we were unable to replace the related sales.

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

In 2014 we began to consolidate certain facilities to create greater cost efficiencies through shared services in sales, general administration and support functions across our segments.  In fiscal 2018 we continued to focus on achieving direct and indirect overhead reductions, improving our operational efficiencies at our facilities and developing shared services.  These integration activities are intended to generate operating expense savings through direct and indirect overhead expense reductions as well as other savings and realizing these savings may be difficult.  If we do not successfully manage our continuing integration activities, or any other similar activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted.  Risks associated with these actions include inability to complete or delay in the planned transfer of business activities to other locations due to dependency on third-party agreements or certification of projects affected by the transfer, unanticipated costs in implementing the initiatives, delays in implementation of anticipated workforce reductions, adverse effects on employee morale, creation of customer or supplier uncertainty that may impact our business, and the failure to meet operational targets due to the loss of employees.  If any of these risks are realized, our ability to achieve anticipated cost reductions may be impaired or our business may otherwise be harmed, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We are subject to numerous regulatory requirements for the export and sale of our products and services worldwide that could adversely affect our business.

We are also subject to a variety of U.S. and international export control laws and regulations such as the EAR and ITAR, which generally restrict the export of defense products, technology, technical data and defense services.  Our trade activities are also subject to international sanctions that significantly restrict or prohibit the sale of certain goods and services in specified countries, including Russia, in which our customers operate or support programs.  Our failure to comply with any of these regulations could result in penalties, loss, or suspension of contracts or other consequences.  In addition, we may need to hold shipments or expend significant resources to re-work, re-design or re-certify our products to achieve compliance with applicable export control regulations.  If we are required to take any of these measures, we may lose revenue opportunities, expend significant resources and/or be exposed to late-delivery penalties or other claims from our customers.  Any of these could adversely affect our operations and financial condition.  In September 2017, the Consent Agreement with the DTCC arising from our earlier handling of ITAR-controlled transactions, including the substance of prior voluntary disclosures and other aspects of ITAR compliance errors was closed.

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

Our business may be impacted by information technology attacks or system failures.  Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data.  We have experienced cybersecurity attacks in the past and may experience them in the future, potentially with more frequency.  In addition, we have numerous, unique communications, data management and operations support systems across our enterprise that require expertise and significant resources to maintain and upgrade. We have taken measures to mitigate potential risks to our information technology and systems and are implementing plans to modernize and upgrade our systems, in part to comply with U.S. government contracting requirements and with the European Union (EU) General Data Protection Regulation.  However, our plans to upgrade our systems will take time to deploy across our enterprise and the timing, nature and scope of system disruptions and failures are unpredictable.  As a result, we may experience production downtimes, operational delays or other detrimental impacts on our operations or ability to provide products and services to our customers.  Our ability to collect and report financial information from our businesses may be impacted.  The compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, or other manipulation or improper use of our systems or networks could occur.  We may also experience financial losses from remedial actions, including significant expenditures to restore or replace systems, loss of business or potential liability under contracts or pursuant to regulations that require us to maintain confidential and other data securely, and/or damage to our reputation.  Any of these consequences could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

As we have grown through acquisitions, we have accumulated $1.0 billion of goodwill, $40.4 million of indefinite-lived intangible assets, and $265.7 million of definite-lived intangible assets, out of total assets of $3.0 billion at September 28, 2018.  As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

We performed our annual impairment review for fiscal 2018 as of the first day of our fiscal fourth quarter, and our review indicated that no impairment of goodwill or other indefinite-lived assets exists at any of our reporting units.

Reductions in defense spending could adversely affect our business.

Approximately 30% of our business is dependent upon defense spending.  The defense industry is dependent upon the level of equipment expenditures by the armed forces of countries around the world, and especially those of the United States, which represent a significant portion of worldwide defense expenditures.  Reductions in defense spending in 2019 and beyond are possible, which could have significant future consequences to our business, including termination or disruption of programs and personnel reductions that could impact our manufacturing operations and engineering capabilities.

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

As of the date of this filing, we had not completed the accounting for the tax effects of the Act; however, in certain cases, as described below, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.  In other cases, we were not able to make a reasonable estimate and continued to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment.  For the items for which we were able to determine a reasonable estimate, we estimated a provisional amount of $49.9 million.  In all cases, we will continue to make and refine the calculations as additional analysis is completed in the first quarter of fiscal 2019.  In addition, the estimates may also be affected by further rules and interpretations of the Act.

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

Our products and services are affected by varying degrees of competition.  We compete with other companies and divisions and units of larger companies in most markets we serve, many of which have greater sales volumes or financial, technological or marketing resources than we do.  Our principal competitors include:  Astronautics, BAE, Bose, Eaton, ECE, Elbit, EMS, GE Aerospace, Honeywell, IAI, L-3, Otto Controls, RAFI, SELEX, Telephonics, Thales, Ultra Electronics, United Technologies Corporation, and Universal Avionics Systems Corporation in our Avionics & Controls segment; Ametek, Amphenol, Astronics, Honeywell, Kulite, Meggitt, Safran, TE Connectivity and United Technologies Corporation in our Sensors & Systems segment; and Chemring, Doncasters, Hi-Temp, J&M, JPR Hutchinson, Kmass, Meggitt (including Dunlop Standard Aerospace Group), Rheinmetall, Trelleborg, ULVA, UMPCO, and UTC Aerospace Systems in our Advanced Materials segment.  The principal competitive factors in the commercial markets in which we participate are product performance, on-time delivery performance, quality, service and price.  Maintaining product performance requires expenditures in research and development that lead to product improvement and new product introduction.  Companies with more substantial financial resources may have a better ability to make such expenditures.  The business model for some of our businesses is based upon access to the aftermarket and its premium pricing over OEM pricing.  The strategic goal of our major OEM customers is to increase their access to the aftermarket from their supplier base, which would correspondingly decrease our sales to aftermarket customers.  We cannot assure that we will be able to continue to successfully compete in our markets, which could adversely affect our business, financial condition, and results of operations.

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility.

As of September 28, 2018, we had approximately $654.9 million of long-term debt outstanding, including a credit facility and $17.5 million in current maturities of long-term debt.  The credit facility is secured by substantially all of the Company’s assets.

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

Foreign sales originating from non-U.S. locations were approximately 51% of our total sales in fiscal 2018, and we have manufacturing facilities in a number of foreign countries.  A substantial portion of our Avionics & Controls operations is based in Belgium, Canada and the U.K., and a substantial portion of our Sensors & Systems operations is based in France and the U.K.  We also have manufacturing operations in China, the Dominican Republic, Germany, India, Japan, Mexico, and Morocco.  Doing business in foreign countries is subject to numerous risks, including political and economic instability, restrictive trade policies of foreign governments, changes in the local labor-relations climate, economic conditions in local markets, health concerns, inconsistent product regulations or unexpected changes in regulatory and other legal requirements by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements.  U.S. international trade policy is uncertain under the new administration, including, for example, the government’s decision to renegotiate the North American Free Trade Agreement, which could cause an increase in customs duties that in turn could adversely affect intercompany transactions among Esterline’s operating subsidiaries in Canada, Mexico and the U.S., and increase transaction costs with third-party suppliers and customers.  Further, the U.K. voter approval of an exit from the EU, known as “Brexit,” caused and may continue to cause significant volatility in global stock markets and currency exchange rate fluctuations and may create further global economic uncertainty that may adversely impact the economies of the U.K., the EU and other nations in which we conduct business.  To the extent that foreign sales are transacted in a foreign currency, we are subject to the risk of loss due to foreign currency fluctuations.  In addition, we have substantial assets denominated in foreign currencies, primarily the British pound, Canadian dollar and euro, that are not offset by liabilities denominated in those foreign currencies.  These net foreign currency investments are subject to material changes in the event of fluctuations in foreign currencies against the U.S. dollar.

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

We estimate that approximately 21% of our sales in fiscal 2018 were attributable to contracts in which we were either the prime contractor to, or a subcontractor to a prime contractor to, the U.S. government.  As a contractor and subcontractor to the U.S. government, we must comply with laws and regulations relating to the formation, security, administration and performance of federal government contracts that affect how we do business with our customers and may impose added costs to our business.  For example, these regulations and laws include provisions that contracts we have been awarded are subject to:

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

The rapid change of technology is a key feature of all of the markets in which our businesses operate.  To succeed in the future, we will need to design, develop, manufacture, assemble, test, market, and support new products and enhancements to our existing products in a timely and cost-effective manner.  Historically, our technology has been developed through internal research and development expenditures, as well as customer-sponsored research and development programs.  There is no guarantee that we will continue to maintain, or benefit from, comparable levels of research and development in the future.  In addition, our competitors may develop technologies and products that are more effective than those we develop or that render our technology and products obsolete or noncompetitive.  Furthermore, our products could become unmarketable if new industry standards emerge.  We cannot assure that our existing products will not require significant modifications in the future to remain competitive or that new products we introduce will be accepted by our customers, nor can we assure that we will successfully identify new opportunities, continue to have the needed financial resources to develop new products in a timely or cost-effective manner, or execute on a research and development program effectively to yield an expected return or any return on investment.

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

Our future success depends to a significant degree upon the continued contributions of our senior management and our ability to attract and retain other highly qualified management personnel.  We face competition for management from other companies and organizations.  Therefore, we may not be able to retain our existing management personnel or fill new management positions or vacancies created by expansion or turnover at our existing compensation levels.  Although we have entered into change of control agreements with members of senior management, we do not have employment contracts with our key executives, nor have we purchased “key-person” insurance on the lives of any of our key officers or management personnel to reduce the impact to our company that the loss of any of them would cause.  Specifically, the loss of any of our executive officers would disrupt our operations and divert the time and attention of our remaining officers, and failure to attract and retain highly qualified management personnel would damage our business prospects.  In addition, our current and prospective employees may experience uncertainty about their future roles following the announcement of the proposed Merger, which may impair our ability to attract and retain key personnel prior to the consummation of the proposed Merger.

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

An accident at our operations could harm our business.

We are subject to potential liabilities in the event of an accident at our facilities, including due to spills or other releases of hazardous substances that are handled in our operating processes or explosion events at our combustible ordnance and flare countermeasure operations.  Products in our ordnance and flare operations are highly flammable during certain phases of the manufacturing process.  Accordingly, our facilities are designed to isolate these operations from direct contact with employees.  Our overall safety infrastructure is compliant with regulatory guidelines.  In addition, we utilize hazard detection and intervention systems across our operations.  Our employees receive safety training and participate in internal safety demonstrations, and key employee safety statistics are measured and reported as part of the Esterline Operating System.  We continuously track safety effectiveness in relation to the U.S. Bureau of Labor Statistics, OSHA, and the HSE in the U.K. to help ensure performance is within industry standards.  In addition, we perform on-going process safety hazard analyses, which are conducted by trained safety teams to identify risk areas that arise.  We monitor progress through review of safety action reports that are produced as part of our operations.  Although we believe our safety programs are robust and our compliance with our programs is high, it is possible for an accident to occur.  We have had incidents in the past, including accidents at our Arkansas plant in 2014 and 2016 and an accident at our Wallop plant in 2016 and a release of hazardous substances at our Valencia, California, plant in 2018.  The accidents in 2016 resulted in three serious injuries and the closure of our Arkansas plant for approximately four months and the accident in 2018 resulted in employees seeking medical treatment and a suspension of activities at the plant during remediation.  We are insured in excess of our deductible on losses from property, loss of business, and for personal liability claims from an accident; however, we may not be able to maintain insurance coverage in the future at an acceptable cost.  Significant losses not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations.

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

Item 2.  Properties

The following table summarizes our properties that are greater than 100,000 square feet or related to a principal operation, including identification of the business segment, as of September 28, 2018:

			Approximate	Owned
Location	Type of Facility	Business Segment	Square Footage	or Leased

East Camden, AR	Office & Plant	Advanced Materials	276,000	Leased
Stillington, U.K.	Office & Plant	Advanced Materials	275,000	Owned
Montréal, Canada	Office & Plant	Avionics & Controls	272,000	Owned
Everett, WA	Office & Plant	Avionics & Controls	216,000	Leased
Champagné, France	Office & Plant	Sensors & Systems	189,000	Owned
Tijuana, Mexico	Office & Plant	Advanced Materials	141,000	Leased*
Coeur d'Alene, ID	Office & Plant	Avionics & Controls	140,000	Leased
Coachella, CA	Office & Plant	Advanced Materials	140,000	Owned
Marolles, France	Office & Plant	Sensors & Systems	140,000	Owned
Kortrijk, Belgium	Office & Plant	Avionics & Controls	130,000	Owned
Tijuana, Mexico	Office & Plant	Sensors & Systems	129,000	Leased*
Buena Park, CA	Office & Plant	Sensors & Systems	115,000	Owned**
Tangier, Morocco	Office & Plant	Sensors & Systems	115,000	Leased
Bourges, France	Office & Plant	Sensors & Systems	109,000	Owned
Farnborough, U.K.	Office & Plant	Sensors & Systems	103,000	Leased
Sylmar, CA	Office & Plant	Avionics & Controls	103,000	Leased
Kent, WA	Office & Plant	Advanced Materials	100,000	Owned
Valencia, CA	Office & Plant	Advanced Materials	88,000	Owned
Gloucester, U.K.	Office & Plant	Advanced Materials	68,000	Leased
Tijuana, Mexico	Office & Plant	Sensors & Systems	63,000	Leased*
Tijuana, Mexico	Office & Plant	Sensors & Systems	61,000	Leased*

*  Included in the Company’s Tijuana manufacturing campus.

**  The building is located on a parcel of land covering 16.1 acres that is leased by the Company.

In total, we owned approximately 2,000,000 square feet and leased approximately 2,300,000 square feet of manufacturing facilities and properties as of September 28, 2018.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Esterline Common Stock

In Dollars

For Fiscal Years	2018		2017
	High	Low	High	Low
Quarter
First	$96.95	$68.30	$94.73	$69.85
Second	78.90	67.15	96.50	80.76
Third	79.55	69.05	102.70	83.35
Fourth	92.45	72.40	100.60	76.00

Principal Market – New York Stock Exchange

At the end of fiscal 2018, there were approximately 206 holders of record of the Company’s common stock.

On June 19, 2014, our Board of Directors approved a $200 million share repurchase program.  On March 11, 2015, our Board of Directors approved an additional $200 million for the share repurchase program.  Under the program, we are authorized to repurchase up to $400 million of outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  We made no repurchases of common stock during the fourth quarter of fiscal 2018.  In the first half of fiscal 2018, the Company repurchased 601,400 shares under this program at an average price paid per share of $72.25, for an aggregate purchase price of $43.4 million.  Since the program began, the Company has repurchased 3,737,327 shares for an aggregate purchase price of $352.0 million, with $48.0 million in shares remaining available for repurchase in the future.

No cash dividends were paid during fiscal 2018 and 2017.  Our current secured credit facility restricts the amount of dividends we can pay.  We do not anticipate paying any dividends in the foreseeable future.

The following graph shows the performance of the Company’s common stock compared to the S&P 500 Index, the S&P MidCap 400 Index, and the S&P 400 Aerospace & Defense Index for a $100 investment made on October 25, 2013.

Item 6.  Selected Financial Data

Selected Financial Data

In Thousands, Except Per Share Amounts

For Fiscal Years	2018	2017	2016	2015	2014
				(Unaudited) (Recast)

Operating Results [1]
Net sales	$2,034,839	$2,000,304	$1,993,453	$2,002,793	$2,029,471
Cost of Sales	1,368,531	1,340,259	1,331,573	1,324,959	1,314,762
Selling, general & administrative	387,231	374,981	396,548	386,140	359,205
Research, development and engineering	90,869	109,778	99,710	100,803	97,591
Transaction costs	7,192	-	-	-	-
License fee income	(5,293)	-	-	-	-
Loss on sale of business	3,730	-	-	-	-
Restructuring charges	-	-	4,873	8,143	13,642
Insurance recovery	-	(7,789)	(5,000)	-	-
Other income	-	-	-	(12,503)	-
Operating earnings from continuing operations	182,579	183,075	165,749	195,251	244,271
Interest income	(1,912)	(527)	(367)	(632)	(555)
Interest expense	30,915	30,208	30,091	33,114	33,010
Loss on extinguishment of debt	-	-	-	11,451	533
Earnings from continuing operations before income taxes	153,576	153,394	136,025	151,318	211,283
Income tax expense	83,827	33,025	21,857	24,443	46,554
Earnings from continuing operations attributable to Esterline, net of tax	68,793	118,865	113,219	126,448	164,176
Earnings (loss) from discontinued operations attributable to Esterline, net of tax	665	(7,311)	(15,266)	(40,319)	(62,611)
Net earnings attributable to Esterline	69,458	111,554	97,953	86,129	101,565

Gross profit as a percent of sales	32.7%	33.0%	33.2%	33.8%	35.2%
Selling, general and administrative as a percent of sales	19.0%	18.7%	19.9%	19.3%	17.7%
Research, development and engineering as a percent of sales	4.5%	5.5%	5.0%	5.0%	4.8%
Earnings from continuing operations before income taxes as a percent of sales	7.5%	7.7%	6.8%	7.6%	10.4%
Earnings from continuing operations attributable to Esterline, net of tax, as a percent of sales	3.4%	5.9%	5.7%	6.3%	8.1%

Earnings (loss) per share attributable to Esterline - diluted:
Continuing operations	$2.32	$3.96	$3.80	$4.05	$5.06
Discontinued operations	0.02	(0.24)	(0.51)	(1.29)	(1.93)
Earnings (loss) per share	2.34	3.72	3.29	2.76	3.13

Selected Financial Data

In Thousands, Except Per Share Amounts

For Fiscal Years	2018	2017	2016	2015	2014

Financial Structure
Total assets	$3,036,917	$3,120,013	$3,029,390	$2,994,885	3,197,066
Credit facilities	-	50,000	155,000	160,000	100,000
Long-term debt, net	654,922	709,424	698,796	701,457	509,720
Total Esterline shareholders' equity	1,831,843	1,824,755	1,595,291	1,535,172	1,886,964

Weighted average shares outstanding - diluted	29,734	30,003	29,764	31,215	32,448

Other Selected Data
Cash flows provided (used) by operating activities	$214,081	$193,449	$167,162	$144,295	$216,364
Cash flows provided (used) by investing activities	(2,042)	(57,440)	(65,943)	(173,568)	(89,851)
Cash flows provided (used) by financing activities	(138,707)	(94,426)	(29,388)	967	(55,208)
Net increase (decrease) in cash	64,580	49,306	67,165	(46,789)	58,966
EBITDA from continuing operations [2]	287,866	285,461	264,611	241,762	344,327
Capital expenditures [3]	53,292	58,040	68,472	49,341	45,678
Interest expense	30,915	30,208	30,091	30,090	33,010

Depreciation and amortization from continuing operations	105,287	102,386	98,862	88,689	100,056
Ratio of debt to EBITDA [4]	2.3	2.7	3.3	3.6	1.8
Ratio of debt to equity	36.7%	42.6%	54.6%	57.0%	33.0%

[1]

Operating results reflect the segregation of continuing operations from discontinued operations.  See Note 1 to the Consolidated Financial Statements.  Operating results include an acquisition of the business we refer to as Esterline Advanced Displays, or EAD, from Barco N.V. in January 2015.

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

In Thousands

For Fiscal Years	2018	2017	2016	2015	2014

Net earnings attributable to Esterline	$69,458	$111,554	$97,953	$58,170	$101,565
Earnings (loss) from discontinued operations attributable to Esterline, net of tax	665	(7,311)	(15,266)	(37,053)	(62,611)
Earnings attributable to noncontrolling interests	(956)	(1,504)	(949)	(401)	(553)
Income tax expense	83,827	33,025	21,857	16,486	46,554
Interest income	(1,912)	(527)	(367)	(578)	(555)
Interest expense	30,915	30,208	30,091	30,090	33,010
Loss on extinguishment of debt	-	-	-	11,451	533
Depreciation and amortization from continuing operations	105,287	102,386	98,862	88,689	100,056
EBITDA from continuing operations	$287,866	$285,461	$264,611	$241,762	$344,327

[3]	Excludes capital expenditures accounted for as a capitalized lease obligation of $95, $4,010, $11,260 and $2,753 in fiscal 2018, 2017, 2016 and 2014, respectively.
[4]	We define the ratio of debt to EBITDA as total debt divided by EBITDA.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

On October 9, 2018, we entered into the Merger Agreement providing for the acquisition of the Company by TransDigm. If the Merger is consummated, we will become a wholly owned subsidiary of TransDigm. Each Company shareholder will receive $122.50 per share in cash, subject to any withholding taxes. The Merger, which is expected to close in 2019, is subject to the receipt of approval by the Company’s shareholders, certain required regulatory or foreign investment approvals, and the satisfaction of certain other customary closing conditions. Upon completion of the Merger, shares of our common stock will cease trading on the NYSE.

The Company will hold a special meeting of our stockholders to vote on adoption of the Merger Agreement, and will provide additional information regarding the proposed Merger and the Merger Agreement to our stockholders and the SEC in connection with the special meeting.

For additional information related to the Merger and the Merger Agreement, please refer to the full text of the Merger Agreement and the First Amendment to the Merger Agreement, which have been filed as Exhibits to the Company’s Current Reports on Form 8-K filed with the SEC on October 10, 2018, and October 11, 2018, respectively.

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

The Advanced Materials segment includes engineered materials and defense technologies capabilities.  Engineered materials develops and manufactures thermally engineered components and high-performance elastomer clamping devices used in commercial aerospace and military applications.  Defense technologies develops and manufactures combustible ordnance components and warfare countermeasure devices for military customers.  This segment includes results from the Kirkhill business prior to its March 15, 2018 sale.

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

In fiscal 2017 we evaluated the ongoing performance challenges at our elastomer business based in Brea, California, known as the Kirkhill business, resulting in the decision to explore all strategic options associated with the business.  The historic volatility of this business’s results of operations was a consideration in this evaluation.  In March 2018 the Board of Directors approved the sale of the Kirkhill business, and on March 15, 2018, we sold the assets and certain liabilities of this business to TransDigm, Inc. for $50 million before selling costs.  We incurred a $3.7 million loss on sale of the business and an after tax gain of $2.1 million.  The after-tax gain was due to the release of a capital loss valuation reserve of $4.9 million and an additional tax benefit of $4.1 million recognized as a result of the loss on the sale of the business.  Based on current discontinued operations accounting guidance, the sale of the Kirkhill business does not qualify as a discontinued operation, and was therefore included in the Advanced Materials segment.  Operating earnings (loss) for the Kirkhill business are summarized below:

In Thousands	2018	2017

Net Sales	$35,488	$98,327
Cost of Sales	40,617	92,984
Gross Profit (Loss)	(5,129)	5,343

Selling, general & administrative	5,836	12,771
Research, development and engineering	1,026	2,613
Loss on sale of business	3,730	-
Operating Earnings (Loss)	$(15,721)	$(10,041)

Loss (Gain) on Sale of Business, Net of Tax:
Loss on sale of business	3,730	-

Income Tax Expense (Benefit):
Release of Capital Loss Valuation Reserve	(4,897)	-
Income Tax Expense (Benefit)	(970)	-
	$(2,137)	$-

In June 2014 our Board of Directors approved a share repurchase program and authorized the repurchase of up to $200 million of outstanding shares of common stock.  In March 2015 our Board of Directors authorized an additional $200 million for the repurchase of outstanding shares of common stock under the program.  Under the program, the Company is authorized to repurchase up to $400 million of the outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  In the first half of fiscal 2018 the Company repurchased 601,400 shares under this program at an average price paid per share of $72.25, for an aggregate purchase price of $43.4 million.  There were no shares repurchased during fiscal 2017.  In fiscal 2016 we repurchased 304,577 shares under this program at an average price paid per share of $61.51, for an aggregate purchase price of $18.7 million.  Since the program began, the Company has repurchased 3,737,327 shares for an aggregate purchase price of $352.0 million, with $48.0 million in shares remaining available for repurchase in the future.

Fourth Quarter of Fiscal 2018

Consolidated sales for the fourth quarter of fiscal 2018 were $535.3 million compared with $528.7 million in the prior-year period.  The $6.6 million increase was mainly due to higher sales for Avionics & Controls segment products of $9.6 million and higher sales of Sensors & Systems segment products of $12.5 million.  These increases were partially offset by lower sales in fiscal 2018 as a result of the March 2018 sale of the Kirkhill business in the Advanced Materials segment.

Gross margin was 34.4% in the fourth quarter of fiscal 2018 compared with 31.4% in the prior-year period.  Gross margin in the fourth quarter of fiscal 2018 benefited from strong gross margin in our Sensors & Systems and Advanced Materials segments, while the gross margin in Avionics & Controls was slightly weaker compared with the prior-year period.  For further explanation regarding changes in sales and gross profit in the fourth quarter of fiscal 2018 over the prior-year period, refer to the table at the end of the Overview section for a roll forward presentation of sales and gross profit.

Selling, general and administrative expenses increased by $0.9 million to $89.2 million, or 16.7% of sales, in the fourth quarter of fiscal 2018 from the prior-year period.

Transaction costs related to the possible sale of the Company were $5.4 million in the fourth quarter of fiscal 2018.  These costs consisted of legal and advisory fees.

Research, development and engineering expense decreased by $11.4 million to $17.5 million, or 3.3% of sales, in the fourth quarter of fiscal 2018 from the prior-year period.  The decrease primarily reflected lower research, development and engineering activity across all segments as certain programs moved forward into production.

As explained in Note 10 to the Consolidated Financial Statements included in Part 1, Item 1 of this report, the Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.  The income tax rate was 25.1% in the fourth quarter of fiscal 2018 compared with 23.3% in the prior-year period.  The income tax rate in the fourth quarter, excluding the impact of the Act of $1.4 million, was 23.1%.  The difference in the effective tax rate was primarily driven by the repeal of certain benefits of foreign tax regimes in fiscal 2017 with an offset associated with a reduction in the U.S. federal statutory tax rate in fiscal 2018.

Earnings from continuing operations in the fourth quarter of fiscal 2018 were $49.9 million, or $1.69 per diluted share, compared with $31.5 million, or $1.05 per diluted share, in the prior-year period.  Income from discontinued operations in the fourth quarter of fiscal 2018 was $2.8 million, or $0.09 per diluted share, compared with a loss of $1.1 million, or $0.04 per diluted share, in the prior-year period.  Net income in the fourth quarter of fiscal 2018 was $52.7 million, or $1.78 per diluted share, compared with $30.4 million, or $1.01 per diluted share, in the prior-year period.

Fiscal 2018

Sales for fiscal 2018 were $2.035 billion compared to $2.000 billion in the prior-year period.  The $34.5 million increase in sales was mainly due to increased segment sales at Avionics & Controls and Sensors & Systems, partially offset by lower Advanced Materials sales due to the sale of the Kirkhill business.

Consolidated gross margin was 32.7% and 33.0% in fiscal 2018 and 2017, respectively.  Avionics & Controls and Sensors & Systems segment gross margin were weaker than the prior-year period and Advanced Materials segment gross margin increased over the prior-year period.

Selling, general and administrative expense increased by $12.3 million to $387.2 million, or 19.0% of sales, compared with fiscal 2017, mainly due to the effect of changes in foreign currency rates and higher professional fees principally for government contract data security compliance requirements.

Transaction costs related to exploring strategic options for the possible sale of the Company were $7.2 million in fiscal 2018.

Research, development and engineering spending decreased by $18.9 million to $90.9 million or 4.5% of sales, compared with fiscal 2017, reflecting lower activity across all segments.

In fiscal 2018 we granted exclusive licenses to third parties to manufacture, repair and sell certain legacy avionics components and control devices for $7.5 million.  We recorded $5.3 million in license fee income, net of the write-off of the related intangible assets of $2.2 million.  We are paid a 15% royalty on future sales of the licensed products.  License fee income is reported as a separate line item on the Consolidated Statement of Operations and Comprehensive Income (Loss) and is included in Avionics & Controls segment earnings.

In fiscal 2017 we received a $7.8 million insurance recovery resulting from an energetic incident at one of our countermeasure operations, which occurred in fiscal 2016.  The insurance recovery is reported as a separate line item on the Consolidated Statement of Operations and Comprehensive Income (Loss) and is included in Advanced Materials segment earnings.

The income tax rate was 54.6% in fiscal 2018 compared with 21.5% in the prior-year period.  The income tax rate in fiscal 2018, excluding the effect of the Act of $49.9 million, was 22.1%.  At September 28, 2018, we had not completed our accounting for the tax effects of enactment of the Act; however, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax based on our total post-1986 earnings and profits that we previously deferred from U.S. income tax.  In the fourth quarter of fiscal 2018 we updated our provisional estimate related to the measurement of our deferred income tax balance from $6.6 million to $7.2 million and our estimate of the one-time provisional transition tax liability from $42.0 million to $39.2 million. In addition, we recorded a provisional estimate of $3.5 million of tax expense on our foreign earnings, which previously had been deferred from U.S. income tax.  In addition, the income tax rate for fiscal 2018 also reflected a $4.9 million tax benefit from a release of a capital loss valuation reserve due to a realized capital gain upon the sale of the Kirkhill business.

Earnings from continuing operations in fiscal 2018 were $68.8 million, or $2.32 per diluted share, compared with $118.9 million, or $3.96 per diluted share, in the prior-year period.  Income from discontinued operations in fiscal 2018 was $0.7 million, or $0.02 per diluted share, compared with a loss of $7.3 million, or $0.24 per diluted share, in the prior-year period.  Net income for fiscal 2018 was $69.5 million, or $2.34 per diluted share, compared with $111.6 million, or $3.72 per diluted share, in the prior-year period.

Cash flows from operating activities were $214.1 million in fiscal 2018 compared with $193.4 million in the prior-year period, mainly reflecting a lower use of cash for working capital.

Our sales, gross profit and earnings results for the three- and twelve-month periods ended September 28, 2018, compared with the three- and twelve-month periods ended September 29, 2017, included a number of significant items which are summarized in the tables below.

The following is a roll forward of sales and gross profit from the fourth quarter of fiscal 2017 to the fourth quarter of fiscal 2018:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Three-month period ended September 29, 2017	$225,634	$189,086	$113,930	$528,650
Foreign currency gain (loss)	(386)	(611)	(153)	(1,150)
Forward contract gain (loss)	(1,805)	(756)	-	(2,561)
Sales volume	11,796	13,830	6,510	32,136
Sale of business	-	-	(21,781)	(21,781)
Three-month period ended September 28, 2018	$235,239	$201,549	$98,506	$535,294

Gross Profit:
Three-month period ended September 29, 2017	76,385	58,936	30,907	166,228
Foreign currency gain (loss)	(320)	(304)	(40)	(664)
Forward contract gain (loss)	(1,819)	(756)	-	(2,575)
Volume/mix	7,556	6,463	3,472	17,491
Lower (higher) manufacturing costs	(1,756)	7,465	(1,040)	4,669
Inventory cost and EAC adjustment	(368)	-	-	(368)
Sale of business	-	-	1,377	1,377
Other	(674)	(1,689)	530	(1,833)
Three-month period ended September 28, 2018	$79,004	$70,115	$35,206	$184,325

The following is a roll forward of sales and gross profit from fiscal 2017 to fiscal 2018:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Twelve-month period ended September 29, 2017	$840,777	$724,373	$435,154	$2,000,304
Foreign currency gain (loss)	7,133	25,718	5,469	38,320
Forward contract gain (loss)	7,196	8,573	-	15,769
Sales volume	6,437	7,401	29,447	43,285
Sale of business	-	-	(62,839)	(62,839)
Twelve-month period ended September 28, 2018	$861,543	$766,065	$407,231	$2,034,839

Gross Profit:
Twelve-month period ended September 29, 2017	278,857	254,694	126,494	660,045
Foreign currency gain (loss)	(678)	(648)	1,312	(14)
Forward contract gain (loss)	7,201	8,573	-	15,774
Volume/mix	4,903	(4,265)	14,161	14,799
Lower (higher) manufacturing costs	(8,092)	(3,876)	(4,715)	(16,683)
Inventory cost and EAC adjustment	1,218	157	1,195	2,570
Sale of business	-	-	(10,472)	(10,472)
Other	(638)	408	519	289
Twelve-month period ended September 28, 2018	$282,771	$255,043	$128,494	$666,308

The following table shows the average foreign exchange rates for the British pound, Canadian dollar and euro relative to the U.S. dollar for the three- and twelve-month periods ended September 28, 2018, and September 29, 2017.

	Three-Months Ended			Twelve-Months Ended
	September 28,	September 29,		September 28,	September 29,
	2018	2017	Change	2018	2017	Change

GBP to USD	1.3022	1.3076	(0.4)%	1.3464	1.2712	5.9%
CAD to USD	0.7672	0.7973	(3.8)%	0.7814	0.7616	2.6%
EURO to USD	1.1641	1.1765	(1.1)%	1.1920	1.1060	7.8%

The following tables show the impact of changes in the foreign currency exchange rates for the British pound, Canadian dollar and euro relative to the U.S. dollar on operating earnings during the fourth quarter of fiscal 2018 compared with the prior-year period.

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Sales:
Foreign currency gain (loss)	$(386)	$(611)	$(153)	$(1,150)
Forward contract gain (loss)	(1,805)	(756)	-	(2,561)
	$(2,191)	$(1,367)	$(153)	$(3,711)

Gross Profit:
Foreign currency gain (loss)	$(320)	$(304)	$(40)	$(664)
Forward contract gain (loss)	(1,819)	(756)	-	(2,575)
	$(2,139)	$(1,060)	$(40)	$(3,239)

Operating Earnings (Loss):
Foreign currency gain (loss)	$982	$575	$1,301	$2,858
Forward contract gain (loss)	(2,627)	(799)	(1,286)	(4,712)
	$(1,645)	$(224)	$15	$(1,854)

The following tables show the impact of changes in the foreign currency exchange rates for the British pound, Canadian dollar and euro relative to the U.S. dollar on operating earnings during fiscal 2018 compared with the prior-year period.

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Sales:
Foreign currency gain (loss)	$7,133	$25,718	$5,469	$38,320
Forward contract gain (loss)	7,196	8,573	-	15,769
	$14,329	$34,291	$5,469	$54,089

Gross Profit:
Foreign currency gain (loss)	$(678)	$(648)	$1,312	$(14)
Forward contract gain (loss)	7,201	8,573	-	15,774
	$6,523	$7,925	$1,312	$15,760

Operating Earnings (Loss):
Foreign currency gain (loss)	$(1,332)	$(7,451)	$4,908	$(3,875)
Forward contract gain (loss)	4,703	8,314	(3,205)	9,812
	$3,371	$863	$1,703	$5,937

Results of Operations

For further explanation, refer to the roll forward table of sales and gross profit at the end of the Overview section.

Fiscal 2018 Compared with Fiscal 2017

Sales for fiscal 2018 increased by $34.5 million, or 1.7%, from fiscal 2017.

	Increase (Decrease)
In Thousands	From Prior Year	2018	2017

Avionics & Controls	2.5%	$861,543	$840,777
Sensors & Systems	5.8%	766,065	724,373
Advanced Materials	(6.4)%	407,231	435,154
Total Net Sales		$2,034,839	$2,000,304

The $20.8 million increase in Avionics & Controls sales over fiscal 2017 mainly reflected the following:

•	Higher sales volumes of control and communication systems of $36 million due to higher aftermarket sales of $16 million and increased OEM product sales
•	Favorable effect of changes in foreign currency exchange rates of $14 million
•	Favorable price increase for interface technologies of $2 million for medical applications
•	Partially offset by
•	Lower sales volumes of avionics systems of $22 million mainly due to decreased simulator program and repair sales and cockpit retrofits
•	Lower sales volumes of interface technologies mainly for medical and gaming applications of $9 million

The $41.7 million increase in Sensors & Systems sales over the prior-year period principally reflected the following:

•	Favorable effect of changes in foreign currency exchange rates of $34 million
•	Higher sales volumes of connection technologies of $13 million mainly for industrial applications
•	Higher sales volumes of advanced sensors of $6 million for OEM and aftermarket applications
•	Partially offset by
•	Lower sales of power systems of $10 million principally due to the completion of an FAA requirement for GFI relays in fiscal 2017
•	Sales price reductions of $1 million for advanced sensors

The $27.9 million decrease in Advanced Materials sales over the prior-year period mainly reflected the following:

•	Lower sales of $63 million due to the sale of the Kirkhill business
•	Partially offset by
•	Higher sales volumes of defense technologies of $16 million mainly due to production and delivery challenges experienced at our countermeasures business in the prior-year period
•	Higher sales of engineered products of $13 million, mainly for insulation and elastomer clamping devices
•	Favorable effect of changes in foreign currency exchange rates of $5 million

Foreign sales originating from non-U.S. locations, together with export sales by domestic operations, totaled $1.2 billion in fiscal 2018 and $1.2 billion in fiscal 2017, respectively, and accounted for 60.0% and 58.7% of our sales in fiscal 2018 and 2017, respectively.

Overall, gross margin was 32.7% and 33.0% for fiscal 2018 and 2017, respectively.  Gross profit was $666.3 million and $660.0 million for fiscal 2018 and 2017, respectively.  Gross profit and gross margin percentage by segment were as follows:

	Increase (Decrease)
In Thousands	From Prior Year	2018	2017

Avionics & Controls	1.4%	$282,771	$278,857
Sensors & Systems	0.1%	255,043	254,694
Advanced Materials	1.6%	128,494	126,494
Total Gross Profit		$666,308	$660,045

Avionics & Controls	(0.4)%	32.8%	33.2%
Sensors & Systems	(1.9)%	33.3%	35.2%
Advanced Materials	2.5%	31.6%	29.1%
Gross Margin Percentage		32.7%	33.0%

Avionics & Controls segment gross margin was 32.8% and 33.2% for fiscal 2018 and 2017, respectively.  Segment gross profit was $282.8 million compared with $278.9 million in the prior-year period.  The $4 million increase in gross profit mainly reflected the following:

•	A $15 million increase in volume/mix due to higher sales of control and communication systems of $14 million and interface technologies of $1 million
•	A favorable effect of changes in foreign currency exchange rates of $7 million
•	Partially offset by
•	An unfavorable avionics systems volume/mix of $10 million
•	Higher manufacturing and other expense of $8 million mainly reflecting start-up costs of a new cockpit control program

Sensors & Systems segment gross margin was 33.3% and 35.2% for fiscal 2018 and 2017, respectively.  Segment gross profit was $255.0 million compared with $254.7 million in the prior-year period.  The roll forward of gross margin from the prior-year period to fiscal 2018 reflected the following:

•	A favorable effect of changes in foreign currency exchange rates of $8 million
•	A $7 million increase in volume/mix due higher sales of connection technologies and advanced sensors
•	Partially offset by an $11 million decrease in volume/mix due to lower sales of power systems, principally reflecting the completion of an FAA requirement for GFI relays in 2017

Advanced Materials segment gross margin was 31.6% and 29.1% for fiscal 2018 and 2017, respectively.  Segment gross profit was $128.5 million compared with $126.5 million in the prior-year period.  The $2 million increase in Advanced Materials segment gross profit principally reflected the following:

•	Higher sales volume of combustible ordnance and flare countermeasure devices of $8 million
•	Higher sales volumes of engineered materials of $7 million
•	Favorable effect of changes in foreign currency exchange rates of $1 million
•	Partially offset by
•	The higher gross profit of $10 million at Kirkhill in the prior-year period
•

Higher manufacturing costs of $4 million mainly at our Valencia, California plant.  The higher manufacturing costs principally reflected cleanup costs of $3 million due to an accidental release of hazardous material at the

Valencia, California plant. The incident resulted in employees seeking medical treatment and a suspension of activities at the plant during remediation.

Selling, general and administrative expenses (which include corporate expenses) totaled $387.2 million, or 19.0% of sales, and $375.0 million, or 18.7% of sales, for fiscal 2018 and 2017, respectively.  The $12.3 million increase in selling, general and administrative expense mainly reflected the following:

•	Unfavorable effect of changes in foreign currency exchange rates of $7 million
•	Higher professional fees of $6 million mainly for information technologies expenses driven by government contract data security compliance requirements
•	Increased incentive compensation and stock option expense of $3 million, severance expense of $2 million and higher health and welfare expense of $1 million
•	A $2 million write-off of capitalized software costs
•	Partially offset by:
•	Lower pension expense of $4 million
•	Prior-year bad debt for long-term contracts of $3 million
•	A $2 million decrease in selling, general and administrative expense due to the sale of the Kirkhill business

Research, development and engineering spending was $90.9 million, or 4.5% of sales, for fiscal 2018 compared with $109.8 million, or 5.5% of sales, for the prior-year period.  The $18.9 million decrease in research, development and engineering principally reflected lower activity across all three segments including Embraer E2 and Embraer KC-390 developments.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for fiscal 2018 totaled $260.4 million, or 12.8% of sales, compared with $251.8 million, or 12.6% of sales, for fiscal 2017.  Segment earnings by segment were as follows:

	Increase (Decrease)
In Thousands	From Prior Year	2018	2017

Avionics & Controls	14.1%	$103,883	$91,040
Sensors & Systems	(1.9)%	85,214	86,902
Advanced Materials	(3.5)%	71,298	73,891
Total Segment Earnings		$260,395	$251,833

Avionics & Controls	1.3%	12.1%	10.8%
Sensors & Systems	(0.9)%	11.1%	12.0%
Advanced Materials	0.5%	17.5%	17.0%
Segment Earnings Percentage		12.8%	12.6%

Avionics & Controls segment earnings were $103.9 million, or 12.1% of sales, for fiscal 2018 and $91.0 million, or 10.8% of sales, for fiscal 2017.  The $13 million increase in Avionics & Controls segment earnings mainly reflected the following:

•	An $8 million decrease in research, development and engineering expenses mainly for Embraer KC-390 developments
•	License fee income of $5 million from licensing certain avionics components to third-party manufacturers
•	A $4 million increase in gross profit
•	Partially offset by
•	Unfavorable effect of changes in foreign currency exchange rates of $3 million

•A $1 million increase in selling, general and administrative expense

Sensors & Systems segment earnings were $85.2 million, or 11.1% of sales, for fiscal 2018 compared with $86.9 million, or 12.0% of sales, for fiscal 2017.  The $2 million decrease in Sensors & Systems segment earnings principally reflected the following:

•

A $7 million increase in selling, general and administrative expense mainly reflecting the write off of capitalized information technologies implementation costs of $2 million and severance and legal costs of $2 million

•	Unfavorable effect of changes in foreign currency exchange rates of $7 million
•	Partially offset by $12 million decrease in research, development and engineering expenses mainly for the Embraer E2 development

Advanced Materials segment earnings were $71.3 million, or 17.5% of sales, for fiscal 2018, compared with $73.9 million, or 17.0% of sales, for fiscal 2017.  The $3 million decrease in Advanced Materials segment earnings mainly reflected the following:

•	A prior-year period $8 million insurance recovery from an incident at one of our countermeasure operations
•	A $4 million loss on the sale of the Kirkhill business
•	Partially offset by
•	A $4 million decrease in operating expenses due to the sale of the Kirkhill business
•	A $2 million increase in gross profit
•	A $3 million decrease in selling, general and administrative expenses due mainly to cost reduction initiatives

Interest expense was $30.9 million during fiscal 2018, compared with $30.2 million in the prior-year period.

As explained in Note 10 to the Consolidated Financial Statements included in Part 1, Item 1 of this report, the Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  We recorded a provisional amount related to the remeasurement of our deferred income tax balance of $7.2 million and a provisional amount related to our one-time transition tax liability of $42.7 million.  We expect that the provisional tax liability will be paid over an eight-year period.

The income tax rate in fiscal 2018 was 54.6% mainly due to the effect of the Act.  The income tax rate for fiscal 2018, excluding the impact of the Act of $49.9 million, was 22.1%.  In addition, the income tax rate for fiscal 2018 also reflected a $4.9 million tax benefit from a release of a capital loss valuation reserve due to a realized capital gain upon the sale of the Kirkhill business.

The 21.5% income tax rate in fiscal 2017 reflected the following items:  the Company recognized $8.6 million of discrete tax benefits primarily related to a reduction of the income tax rate in France for fiscal 2020 and the early adoption of the accounting standard update for employee share-based payment awards.

During the next 12 months it is reasonably possible that approximately $0.8 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.  We recognize interest related to unrecognized tax benefits in income tax expense.

New orders for fiscal 2018 were $2.3 billion compared with $2.0 billion for fiscal 2017.  Backlog was $1.5 billion at September 28, 2018, and $1.3 billion at September 29, 2017.  The increase in orders and backlog was across all three segments.  Approximately $466 million is scheduled to be delivered after fiscal 2019.  Backlog is subject to cancellation until delivery.

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

Liquidity and Capital Resources

Working Capital and Statement of Cash Flows

Cash and cash equivalents at the end of fiscal 2018 totaled $372.4 million, an increase of $64.6 million from September 28, 2018.  Net working capital increased to $900.9 million at the end of fiscal 2018 from $874.9 million at the end of the prior year.

Cash flows from operating activities were $214.1 million and $193.4 million in fiscal 2018 and 2017, respectively.  The increase principally reflected lower uses of working capital. Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expense.

Cash flows used by investing activities were $2.0 million and $57.4 million in fiscal 2018 and 2017, respectively.  Cash flows used by investing activities in fiscal 2018 mainly reflected purchases of capital assets of $53.3 million and proceeds from the sale of the Kirkhill business of $47.8 million and proceeds from the sale of discontinued operations assets and capital assets of $3.4 million.  Cash flows used by investing activities in fiscal 2017 primarily reflected capital expenditures of $58.0 million.

Cash flows used by financing activities were $138.7 million and $94.4 million in fiscal 2018 and 2017, respectively.  Cash flows used by financing activities in fiscal 2018 primarily reflected repayment of long-term debt and credit facilities of $142.6 million and $43.4 million in share repurchases, partially offset by proceeds from the issuance of long-term credit facilities of $45.0 million and $2.8 million from the issuance of common stock under our employee stock plans.  Cash flows used by financing activities in fiscal 2017 primarily reflected repayment of long-term debt and credit facilities of $126.4 million, partially offset by $28.1 million from the issuance of common stock under our employee stock plans and $5.0 million in proceeds from our credit facilities.

Capital Expenditures

Net property, plant and equipment was $314.8 million at September 28, 2018, compared with $348.6 million at September 29, 2017.  Capital expenditures for fiscal 2018 and 2017 were $53.3 million and $58.0 million, respectively, and included facilities, machinery, equipment and enhancements to information technology systems.

Debt Financing

U.S. Credit Facility

On April 9, 2015, we amended the secured credit facility to extend the expiration to April 9, 2020, increase the revolving credit facility to $500 million, and provide for a delayed-draw term loan facility of $250 million.  We recorded $2.3 million in debt issuance costs.  The credit facility is secured by substantially all the Company’s assets and interest is based on standard inter-bank offering rates.  The interest rate ranges from LIBOR plus 1.25% to LIBOR plus 2.00%, depending on the leverage ratios at the time the funds are drawn.  At September 28, 2018, we did not have an outstanding balance under the secured credit facility.  An additional $15.1 million of unsecured foreign currency credit facilities have been extended by foreign banks for a total of $515.1 million available companywide.  Available credit under the above credit facilities was $498.9 million at fiscal 2018 year end, when reduced by letters of credit of $16.2 million.

U.S. Term Loan, due April 2020

On August 3, 2015, we borrowed $250 million under the delayed-draw term loan provided for under the amended credit facility.  The interest rate on this loan ranges from LIBOR plus 1.25% to LIBOR plus 2.00%, depending on the leverage ratios at the time the funds are drawn.  At September 28, 2018, the interest rate was LIBOR plus 1.50%, which equaled 3.75%.  The loan amortizes at 1.25% of the original principal balance quarterly through March 2020, with the remaining balance due in April 2020.  At September 28, 2018, we had $180.0 million outstanding on the U.S. Term Loan.

3.625% Senior Notes, due April 2023

In April 2015 we issued €330.0 million in 3.625% Senior Notes, due April 2023 (2023 Notes) requiring semi-annual interest payments in April and October of each year until maturity.  The notes are designated as a net investment hedge and translated to U.S. dollars each period, with the associated gains or losses recorded to AOCI.  The net proceeds from the sale of the notes, after deducting $5.9 million of debt issuance costs, were $350.8 million.  The 2023 Notes are general unsecured senior obligations of the Company.  The 2023 Notes are unconditionally guaranteed on a senior basis by the Company and certain subsidiaries of the Company that are guarantors under the Company’s existing secured credit facility.  The 2023 Notes are subject to redemption at the option of the Company, in whole or in part, at redemption prices starting at 102.719% of the principal amount plus accrued interest during the period beginning April 15, 2018, and declining annually to 100% of principal and accrued interest on or after April 15, 2021.  At September 28, 2018, we had $383.0 million outstanding on the 2023 Notes.

We believe cash on hand, funds generated from operations and other available debt facilities are sufficient to fund operating cash requirements and capital expenditures through fiscal 2019.  We believe we will have adequate access to capital markets to fund future acquisitions.

Share Repurchase Program

On June 19, 2014, our Board of Directors approved a share repurchase program and authorized the repurchase of up to $200 million of outstanding shares of common stock.  In March 2015 our Board of Directors authorized an additional $200 million.  Under the program, the Company is authorized to repurchase up to $400 million of the outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  In fiscal 2015, we repurchased 2,562,122 shares under this program at an average price paid per share of $101.29, for an aggregate purchase price of $259.5 million.  In fiscal 2016, we repurchased 304,577 shares under this program at an average price paid per share of $61.51, for an aggregate purchase price of $18.7 million.  There were no shares repurchased during fiscal 2017.  In the first half of fiscal 2018, we repurchased 601,400 shares under this program at an average price paid per share of $72.25, for an aggregate purchase price of $43.4 million.  Since the program began, the Company has repurchased 3,737,327 shares for an aggregate purchase price of $352.0 million, with $48.0 million in shares remaining available for repurchase in the future.

Permanent Investment of Undistributed Earnings of Foreign Subsidiaries

Our non-U.S. subsidiaries have $330 million in cash and cash equivalents at September 28, 2018.  Cash and cash equivalents at our U.S. parent and subsidiaries aggregated $42 million at September 28, 2018, and cash flow from these operations and credit facilities are sufficient to fund working capital, capital expenditures, acquisitions and debt repayments of our domestic operations.  We have available credit to our U.S. parent and subsidiaries of $498.9 million under our U.S. secured credit facility.  We recorded a provisional amount of $3.5 million of tax expense on our foreign earnings, which previously had been deferred from U.S. income tax.  The provisional amounts may change as new information becomes available, as the Act continues to be interpreted and as new technical guidance is issued.  The amount of undistributed foreign earnings which remains indefinitely reinvested at September 28, 2018, is approximately $483.0 million.  The amount of deferred income taxes related to the undistributed foreign earnings is not practical to compute due to the complexity of our international holding company structure and the complexity of computing foreign tax credits.

Government Refundable Advances

Government refundable advances consist of payments received from the Canadian government to assist in the research and development related to commercial aviation that is conducted at our Canadian operations, CMC Electronics, Inc. (CMC).  These advances totaled $43.9 million and $45.5 million at September 28, 2018, and September 29, 2017, respectively.  The estimated repayment of this advance is based on year-over-year revenue growth of specific CMC’s commercial aviation specific product lines from 2013 to 2027.  Imputed interest on the advance was negative 1.65% at September 28, 2018 resulting from future year-over-year revenue growth being lower than previously estimated.

Pension and Other Post-Retirement Benefit Obligations

Our pension plans principally include a U.S. pension plan maintained by Esterline, non-U.S. plans maintained by CMC, and other non-U.S. plans.  Our principal post-retirement plans include non-U.S. plans maintained by CMC, which are non-contributory health care and life insurance plans.

We account for pension expense using the end of the fiscal year as our measurement date, and we make actuarially computed contributions to our pension plans as necessary to adequately fund benefits.  Our funding policy is consistent with the minimum funding requirements of ERISA.  In fiscal 2018 and 2017, operating cash flow included $7.6 million and $5.3 million, respectively, of cash funding to the non-U.S. pension plans maintained primarily by CMC.  There is no funding requirement for fiscal 2019 for the U.S. pension plans maintained by Esterline.  We expect pension funding requirements for the CMC pension plans and other non-U.S. pension plans to be approximately $5.5 million in fiscal 2019.  The rate of increase in future compensation levels is consistent with our historical experience and salary administration policies.  The expected long-term rate of return on plan assets is based on long-term target asset allocations of 70% equity and 30% fixed income.  We periodically review allocations of plan assets by investment type and evaluate external sources of information regarding long-term historical returns and expected future returns for each investment type, and accordingly, believe a 3.00% to 7.50% assumed long-term rate of return on plan assets is appropriate for the pension plans.  Current allocations are consistent with the long-term targets.

We made the following assumptions with respect to our Esterline pension obligation in fiscal 2018 and 2017:

	2018	2017
Principal assumptions as of fiscal year end:
Discount rate	4.35%	3.75%
Rate of increase in future compensation levels	4.48%	4.48%
Assumed long-term rate of return on plan assets	7.00%	7.00%

We made the following assumptions with respect to our CMC pension obligation in fiscal 2018 and 2017:

	2018	2017
Principal assumptions as of fiscal year end:
Discount rate	3.84%	3.76%
Rate of increase in future compensation levels	2.75%	2.75%
Assumed long-term rate of return on plan assets	5.34%	5.19%

We made the following assumptions with respect to our other non-U.S. pension obligations in fiscal 2018 and 2017:

	2018	2017
Principal assumptions as of fiscal year end:
Discount rate	1.50 - 9.75%	1.40 - 8.75%
Rate of increase in future compensation levels	3.20 - 10.31%	2.96 - 10.29%
Assumed long-term rate of return on plan assets	3.00 - 7.50%	3.25 - 8.25%

We use a discount rate for expected returns that is a spot rate developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments.  Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points in fiscal 2018, pension liabilities in total would have decreased $12.8 million or increased $13.5 million, respectively.  Had the discount rate increased or decreased by 25 basis points, fiscal 2018 pension expense would have decreased $0.9 million or increased $0.8 million, respectively.  Had the expected return on assets increased or decreased by 25 basis points, fiscal 2018 pension expense would have decreased $1.1 million or increased $1.1 million, respectively.

We made the following assumptions with respect to our Esterline post-retirement obligation in fiscal 2018 and 2017:

	2018	2017
Principal assumptions as of fiscal year end:
Discount rate	4.35%	3.75%
Initial weighted average health care trend rate	6.00%	6.00%
Ultimate weighted average health care trend rate	6.00%	6.00%

We made the following assumptions with respect to our CMC post-retirement obligation in fiscal 2018 and 2017:

	2018	2017
Principal assumptions as of fiscal year end:
Discount rate	3.48%	3.51%
Initial weighted average health care trend rate	5.70%	5.80%
Ultimate weighted average health care trend rate	4.10%	4.10%

Our health care trend rate was based on the experience of our plan and expectations for the future.  A 100 basis points increase in the health care trend rate would increase our post-retirement benefit obligation by $1.3 million at September 28, 2018.  A 100 basis points decrease in the health care trend rate would decrease our post-retirement benefit obligation by $1.1 million at September 28, 2018.  Assuming all other assumptions are held constant, the estimated effect on fiscal 2018 post-retirement benefit expense from a hypothetical 100 basis points increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

Research and Development Expense

For the three years ended September 28, 2018, research and development expense averaged 5.0% of sales.  In fiscal 2018 research and development expense was 4.5% of sales.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of fiscal 2018 year end.  Liabilities for income taxes were excluded from the table, as we are not able to make a reasonably reliable estimate of the amount and period of related future payments.

In Thousands		Less than	1‒3	4‒5	After 5
	Total	1 year	years	years	years

Long-term debt [1]	$734,930	$23,228	$189,472	$408,617	$113,613
Interest obligations	71,644	20,457	30,363	20,824	-
Operating lease obligations	41,475	12,592	16,109	8,792	3,982
Purchase obligations	776,221	714,048	61,540	633	-
Total contractual obligations	$1,624,270	$770,325	$297,484	$438,866	$117,595

[1]

Includes $58.8 million representing interest on capital lease obligations.  Approximately 33% of our interest obligations are from variable interest rate obligations.  We assumed an interest rate of 3.75% for all future periods.

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

Disclosures About Market Risk

Interest Rate Risks

Our debt includes fixed rate and variable rate obligations at September 28, 2018.  Our ratio of fixed and variable rate to total obligations was 67% and 33%, respectively at September 28, 2018.  We are not subject to interest rate risk on the fixed rate obligations.  We are subject to interest rate risk on the U.S. Term Loan and U.S. credit facility.  For long-term debt, the table below presents principal cash flows and the related weighted-average interest rates by contractual maturities.

A hypothetical 10% increase or decrease in average market rates would not have a material effect on our pretax income.

In Thousands	Long-Term Debt ‒ Variable Rate
	Principal	Average
	Amount	Rates [1]
Maturing in:

2019	$12,500	*
2020	167,500	*
2021	-	*
2022	-	*
2023	-	*
2024 and thereafter	-	*
Total	$180,000

Fair value at 9/28/2018	$180,000

[1]

Borrowings under the U.S. Term Loan bear interest at a rate equal to either: (a) the LIBOR rate plus 1.50% or (b) the “Base Rate” (defined as the higher of Wells Fargo Bank, National Association’s prime rate and the Federal funds rate plus 0.50%).

Currency Risks

We own significant operations in Canada, France and the United Kingdom.  To the extent that sales are transacted in a foreign currency, we are subject to foreign currency fluctuation risk.  Furthermore, we have assets denominated in foreign currencies that are not offset by liabilities in such foreign currencies.  At September 28, 2018, we had the following monetary assets subject to foreign currency fluctuation risk:  U.S. dollar-denominated backlog with customers whose functional currency is other than the U.S. dollar; U.S. dollar-denominated accounts receivable and payable; and certain forward contracts, which are not accounted for as a cash flow hedge.  The foreign exchange rate for the dollar relative to the euro increased to 0.862 at September 28, 2018, from 0.846 at September 29, 2017; the dollar relative to the British pound increased to 0.767 from 0.746; and the dollar relative to the Canadian dollar increased to 1.291 from 1.247.  Foreign currency transactions affecting monetary assets, forward contracts and backlog resulted in an $8.3 million loss in fiscal 2018, an $11.9 million loss in fiscal 2017, and a $19.8 million loss in fiscal 2016.

Our policy is to hedge a portion of our forecasted transactions and a portion of our net monetary assets, including the embedded derivatives in our backlog, using forward exchange contracts.  We do not enter into any forward contracts for trading purposes.  At September 28, 2018, and September 29, 2017, the notional value of foreign currency forward contracts was $450.3 million and $411.0 million, respectively.  The notional value of our foreign currency forward contracts include $100 million related to the hedge of a portion of our net monetary assets, including the embedded derivatives in our backlog.  The net fair value of our open foreign currency forward contracts was a $6.4 million liability and an $11.3 million asset at September 28, 2018, and September 29, 2017, respectively.  If the U.S. dollar increased by a hypothetical 5%, the effect on the fair value of the foreign currency contracts at September 28, 2018, would be a decrease in the net liability of $20.1 million.  If the U.S. dollar decreased by a hypothetical 5%, the effect on the fair value of the foreign currency contracts would be an increase in net liability of $24.8 million.

The following tables provide information about our significant derivative financial instruments, including foreign currency forward exchange agreements and certain firmly committed sales transactions denominated in currencies other than the functional currency at September 28, 2018, and September 29, 2017.  The information about certain firmly committed sales contracts and derivative financial instruments is in U.S. dollar equivalents.  For forward foreign currency exchange agreements, the following tables present the notional amounts at the current exchange rate and weighted-average contractual foreign currency exchange rates by contractual maturity dates.

Firmly Committed Sales Contracts

Operations with Foreign Functional Currency

At September 28, 2018

Principal Amount by Expected Maturity

In Thousands	Firmly Committed Sales Contracts in United States Dollar
Fiscal Years	Canadian Dollar	Euro	British Pound

2019	$148,368	$131,356	$37,040
2020	37,904	24,863	10,002
2021	15,115	372	-
2022	10,675	12	-
2023 and thereafter	49,605	-	-
Total	$261,667	$156,603	$47,042

Derivative Contracts

Operations with Foreign Functional Currency

At September 28, 2018

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Canadian Dollar

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2019	$202,600	0.777
2020	72,500	0.786
Total	$275,100

Fair value at 9/28/18	$(686)

[1]	The Company has no derivative contracts maturing after fiscal 2020.

Derivative Contracts

Operations with Foreign Functional Currency

At September 28, 2018

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Euro

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2019	$110,959	1.223
2020	17,770	1.215
Total	$128,729

Fair value at 9/28/18	$(4,104)

[1]	The Company has no derivative contracts maturing after fiscal 2020.

Derivative Contracts

Operations with Foreign Functional Currency

At September 28, 2018

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for British Pound

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2019	$37,697	1.360
2020	10,450	1.379
Total	$48,147

Fair value at 9/28/18	$(1,590)

[1]	The Company has no derivative contracts maturing after fiscal 2020.

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

Derivative Contracts

Operations with Foreign Functional Currency

At September 29, 2017

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Canadian Dollar

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2018	$167,100	0.778
2019	64,500	0.772
Total	$231,600

Fair value at 9/29/17	$7,767

[1]	The Company had no derivative contracts maturing after fiscal 2019.

Derivative Contracts

Operations with Foreign Functional Currency

At September 29, 2017

Notional Amount by Expected Maturity

Average Foreign Currency Exchange Rate (USD/Foreign Currency) 1

Related Forward Contracts to Sell U.S. Dollar for Euro

In Thousands, Except for Average Contract Rate	United States Dollar
Fiscal Years	Notional Amount	Avg. Contract Rate

2018	$106,111	1.139
2019	19,880	1.214
Total	$125,991

Fair value at 9/29/17	$5,066

[1]	The Company had no derivative contracts maturing after fiscal 2019.

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

Revenues and profits on fixed-price contracts with significant engineering as well as production requirements are recorded based on the achievement of contractual milestones and the ratio of total actual incurred costs to date to total estimated costs for each contract (cost-to-cost method).  We review cost performance and estimates to complete on our ongoing contracts at least quarterly.  The impact of revisions of profit estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made.  Provisions for anticipated losses on contracts are recorded in the period they become evident.  When change orders have been approved by both the Company and the customer for both scope and price and realization is deemed probable, the original contract price is adjusted and revenues are recognized on contract performance (as determined by the achievement of contractual milestones and the cost-to-cost method).  For partially approved change orders, costs attributable to unpriced change orders are treated as costs of the contract performance in the period the costs are incurred.  Claims are also recognized as contract revenue when approved by both the Company and the customer, based on contract performance.  The new standard related to revenue recognition will have an impact on our consolidated financial statements.  See Note 1 – Accounting Policies in the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

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

Impairment of Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are required to be tested for impairment at least annually.  We are also required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value.  These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors.  We should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

As we have grown through acquisitions, we have accumulated $1.0 billion of goodwill and $40.4 million of indefinite-lived intangible assets out of total assets of $3.0 billion at September 28, 2018.  The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

We performed our annual impairment review for fiscal 2018 as of the first day of our fiscal fourth quarter and our analysis indicates that no impairment of goodwill or other indefinite-lived assets exists at any of our reporting units.

The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles.  In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows.

We used available market data and a discounted cash flow analysis in completing our 2018 annual impairment test.  We believe that our cash flow estimates are reasonable based upon the historical cash flows and future operating and strategic plans of our reporting units.  In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions.  The fair value of all our reporting units exceeds its book value by greater than 12%.  A 0.5% change in the discount rate used in the cash flow analysis would result in a change in the fair value of our reporting units of approximately $125.2 million.  A 0.5% change in the growth rate assumed in the calculation of the terminal value of cash flows would result in a change in the fair value of our reporting units by $83.9 million.  None of these changes would have resulted in any of our reporting units being impaired.

Impairment of Long-Lived Assets

Long-lived assets that are to be disposed of are required to be reported at the lower of its carrying amount or fair value less cost to sell.  An asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset.  The first step of an impairment test of long-lived assets is to determine the amount of future undiscounted cash flow of the long-lived asset.  In the event the undiscounted future cash flow is less than the carrying amount of the long-lived asset, a second step is required, and the long-lived asset is adjusted to its estimated fair value.  Fair value is generally determined based upon estimated discounted future cash flows.

As we have grown through acquisitions, we have accumulated $265.7 million of definite-lived intangible assets.  The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Statement of Operations

In Thousands, Except Per Share Amounts

	2018	2017	2016

Net Sales	$2,034,839	$2,000,304	$1,993,453
Cost of Sales	1,368,531	1,340,259	1,331,573
	666,308	660,045	661,880
Expenses
Selling, general & administrative	387,231	374,981	396,548
Research, development and engineering	90,869	109,778	99,710
Transaction costs	7,192	-	-
License fee income	(5,293)	-	-
Loss on sale of business	3,730	-	-
Restructuring charges	-	-	4,873
Insurance recovery	-	(7,789)	(5,000)
Total Expenses	483,729	476,970	496,131

Operating Earnings from Continuing Operations	182,579	183,075	165,749
Interest Income	(1,912)	(527)	(367)
Interest Expense	30,915	30,208	30,091

Earnings from Continuing Operations Before Income Taxes	153,576	153,394	136,025
Income Tax Expense	83,827	33,025	21,857
Earnings from Continuing Operations Including Noncontrolling Interests	69,749	120,369	114,168

Earnings Attributable to Noncontrolling Interests	(956)	(1,504)	(949)
Earnings from Continuing Operations Attributable to Esterline, Net of Tax	68,793	118,865	113,219

Earnings (Loss) from Discontinued Operations Attributable to Esterline, Net of Tax	665	(7,311)	(15,266)

Net Earnings Attributable to Esterline	$69,458	$111,554	$97,953

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$2.33	$4.00	$3.84
Discontinued operations	0.02	(0.25)	(0.52)
Earnings Per Share	$2.35	$3.75	$3.32

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$2.32	$3.96	$3.80
Discontinued operations	0.02	(0.24)	(0.51)
Earnings Per Share	$2.34	$3.72	$3.29

See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income (Loss)

In Thousands

	2018	2017	2016

Net Earnings	$69,458	$111,554	$97,953

Change in Fair Value of Derivative Financial Instruments	(18,850)	17,783	18,627
Income Tax (Expense) Benefit	5,565	(4,969)	(4,959)
	(13,285)	12,814	13,668

Change in Pension and Post-Retirement Obligations	25,965	34,564	(16,622)
Income Tax (Expense) Benefit	(5,821)	(11,848)	6,029
	20,144	22,716	(10,593)

Cumulative Effect of Accounting Change	(7,682)	-	-
Foreign Currency Translation Adjustment	(38,496)	46,220	(42,867)
Comprehensive Income (Loss)	$30,139	$193,304	$58,161

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

In Thousands, Except Share and Per Share Amounts

As of September 28, 2018, and September 29, 2017	2018	2017

Assets

Current Assets
Cash and cash equivalents	$372,406	$307,826
Accounts receivable, net of allowances of $16,203 and $16,035	441,696	430,524
Inventories	457,226	477,969
Income tax refundable	9,077	12,814
Prepaid expenses	19,975	19,239
Other current assets	3,497	13,836
Current assets of businesses held for sale	-	6,501
Total Current Assets	1,303,877	1,268,709

Property, Plant and Equipment
Land	25,722	32,728
Buildings	259,367	269,220
Machinery and equipment	546,303	560,767
	831,392	862,715
Accumulated depreciation	516,586	514,081
	314,806	348,634

Other Non-Current Assets
Goodwill	1,030,667	1,053,573
Intangibles, net	306,085	359,166
Deferred income tax benefits	44,008	56,793
Other assets	33,249	19,804
Non-current assets of businesses held for sale	4,225	13,334
Total Assets	$3,036,917	$3,120,013

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet (continued)

In Thousands, Except Share and Per Share Amounts

As of September 28, 2018, and September 29, 2017	2018	2017

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable	$147,438	$138,595
Accrued liabilities	232,730	230,007
Current maturities of long-term debt	17,546	17,424
U.S. and foreign income taxes	5,160	582
Current liabilities of businesses held for sale	144	7,184
Total Current Liabilities	403,018	393,792

Long-Term Liabilities
Credit facilities	-	50,000
Long-term debt, net of current maturities	654,922	709,424
Deferred income tax liabilities	28,899	43,978
Pension and post-retirement obligations	57,755	66,981
Long-term U.S. income taxes payable	32,902	-
Other liabilities	16,294	18,838
Non-current liabilities of businesses held for sale	-	1,724

Shareholders' Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued 33,190,467 and 33,117,473 shares	6,638	6,623
Additional paid-in capital	751,031	738,329
Treasury stock at cost, repurchased 3,737,327 and 3,135,927 shares	(351,964)	(308,514)
Retained earnings	1,732,327	1,655,187
Accumulated other comprehensive loss	(306,189)	(266,870)
Total Esterline shareholders' equity	1,831,843	1,824,755
Noncontrolling interests	11,284	10,521
Total Shareholders' Equity	1,843,127	1,835,276
Total Liabilities and Shareholders' Equity	$3,036,917	$3,120,013

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows

In Thousands

	2018	2017	2016

Cash Flows Provided (Used) by Operating Activities
Net earnings including noncontrolling interests	$70,414	$113,058	$98,902
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	106,724	103,770	100,258
Deferred income taxes	(9,064)	(4,490)	(22,274)
Share-based compensation	9,514	9,323	13,986
Gain on sale of discontinued operations	(2,404)	(793)	-
Loss on disposal of fixed assets	2,978	-	-
Loss on sale of business	3,730	-	-
Loss (gain) on assets held for sale	287	2,906	8,448
Working capital changes, net of effect of divestitures:
Accounts receivable	(27,445)	(2,688)	(44,494)
Inventories	(4,494)	(16,045)	(1,554)
Prepaid expenses	(1,405)	(291)	4,554
Other current assets	272	1,108	373
Accounts payable	13,533	6,987	5,481
Accrued liabilities	(7,304)	(15,398)	(6,035)
U.S. and foreign income taxes	15,787	(16,956)	14,184
Long-term U.S. income taxes payable	32,902	-	-
Other assets and liabilities	10,056	12,958	(4,667)
	214,081	193,449	167,162

Cash Flows Provided (Used) by Investing Activities
Purchase of capital assets	(53,292)	(58,040)	(68,472)
Escrow deposit	-	-	(1,125)
Proceeds from sale of business	47,814	-	-
Proceeds from sale of discontinued operations	2,344	600	3,654
Proceeds from sale of capital assets	1,092	-	-
	(2,042)	(57,440)	(65,943)

Consolidated Statement of Cash Flows (continued)

In Thousands

	2018	2017	2016

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	2,782	28,116	6,139
Withholding taxes on restricted stock units vested	(465)	(1,150)	-
Excess tax benefits from share-based compensation	-	-	567
Shares repurchased	(43,450)	-	(18,734)
Repayment of long-term credit facilities	(95,000)	(110,000)	(50,000)
Repayment of long-term debt	(47,574)	(16,392)	(12,360)
Proceeds from issuance of long-term credit facilities	45,000	5,000	45,000
	(138,707)	(94,426)	(29,388)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(8,752)	7,723	(4,666)
Net Increase (Decrease) in Cash and Cash Equivalents	64,580	49,306	67,165

Cash and Cash Equivalents - Beginning of Year	307,826	258,520	191,355
Cash and Cash Equivalents - End of Year	$372,406	$307,826	$258,520

Supplemental Cash Flow Information:
Cash paid for interest	$28,933	$27,441	$27,679
Cash paid for taxes	40,100	51,078	24,803

Supplemental Non-cash Investing and Financing Activities:
Capital asset and lease obligation additions	$95	$4,010	$11,260

See Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders’ Equity and

Noncontrolling Interests

In Thousands, Except Per Share Amounts

	2018	2017	2016

Esterline Shareholders' Equity
Common Stock, Par Value $.20 Per Share
Beginning of year	$6,623	$6,513	$6,476
Shares issued under employee stock plans	15	110	37
End of year	6,638	6,623	6,513

Additional Paid-in Capital
Beginning of year	738,329	703,134	682,479
Shares issued under employee stock plans	3,188	26,727	6,669
Cumulative effect of accounting change	-	(855)	-
Share-based compensation expense	9,514	9,323	13,986
End of year	751,031	738,329	703,134

Treasury Stock
Beginning of year	(308,514)	(308,514)	(289,780)
Shares repurchased	(43,450)	-	(18,734)
End of year	(351,964)	(308,514)	(308,514)

Retained Earnings
Beginning of year	1,655,187	1,542,778	1,444,825
Cumulative effect of accounting change	7,682	855	-
Net earnings	69,458	111,554	97,953
End of year	1,732,327	1,655,187	1,542,778

Accumulated Other Comprehensive Income (Loss)
Beginning of year	(266,870)	(348,620)	(308,828)
Change in fair value of derivative financial instruments, net of tax (expense) benefit of $5,565, $(4,969) and $(4,959)	(13,285)	12,814	13,668
Change in pension and post-retirement obligations, net of tax (expense) benefit of $(5,821), $(11,848) and $6,029	20,144	22,716	(10,593)
Cumulative effect of accounting change	(7,682)	-	-
Foreign currency translation adjustment	(38,496)	46,220	(42,867)
End of year	(306,189)	(266,870)	(348,620)
Total Esterline Shareholders' Equity	1,831,843	1,824,755	1,595,291

Noncontrolling Interests
Beginning of year	10,521	10,574	10,324
Net changes in equity attributable to noncontrolling interests	763	(53)	250
End of year	11,284	10,521	10,574
Total Shareholders' Equity	$1,843,127	$1,835,276	$1,605,865

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

The Company’s year-end is the twelve-month period ending the last Friday of September of each year.

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

Concentration of Risks

The Company’s products are principally focused on the aerospace and defense industry, which includes military and commercial aircraft original equipment manufacturers and their suppliers, commercial airlines, and the United States and foreign governments.  Sales directly to the U.S. government or indirectly through subcontractors to the U.S. government account for approximately 21% of sales in fiscal 2018 and 2017.  In addition, approximately 45% of our sales in fiscal 2018 were from the commercial aerospace market.  Accordingly, the Company’s current and future financial performance is dependent on the economic condition of the aerospace and defense industry.  The commercial aerospace and defense markets have historically been subject to cyclical downturns during periods of weak economic conditions or material changes arising from domestic or international events.  Management believes that the Company’s sales are balanced across its customer base, which includes not only aerospace and defense customers but also medical and industrial commercial customers.

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

Research and Development

Expenditures for internally-funded research and development are expensed as incurred.  Customer-funded research and development projects performed under contracts are accounted for as work-in-process as work is performed and recognized as cost of sales and sales under the proportional performance method.  Research and development expenditures are net of government assistance and tax subsidies, which are not contingent upon paying income tax.  In addition, government assistance for research and development is recorded as a reduction of research and development expense when repayment royalties are contingent upon sales generated directly from the funded research and development.  If reimbursement is not tied directly to sales generated from the funded research and development, the government assistance is accounted for as a loan until the criteria for forgiveness have been met.

Financial Instruments

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, foreign currency forward contracts, and from time to time interest rate swap agreements.  The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments.  The fair market value of the Company’s long-term debt and short-term borrowings was estimated at $685.3 million and $794.9 million at the end of fiscal 2018 and 2017, respectively.  These estimates were derived using discounted cash flows with interest rates and quoted market prices currently available to the Company for issuance of debt with similar terms and remaining maturities.

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

The Company’s policy is to hedge a portion of its forecasted transactions and a portion of its net monetary assets including the embedded derivatives in its backlog using forward exchange contracts in general, with maturities up to 24 months.  These forward contracts have been designated as cash flow hedges.  The portion of the net gain or loss on a derivative instrument that is effective as a hedge is reported as a component of other comprehensive income in shareholders’ equity and is reclassified into earnings in the same period during which the hedged transaction affects earnings.  The remaining net gain or loss on the derivative in excess of the present value of the expected cash flows of the hedged transaction is recorded in earnings immediately.  If a derivative does not qualify for hedge accounting, or a portion of the hedge is deemed ineffective, the change in fair value is recorded in earnings.  The amount of hedge ineffectiveness has not been material in any of the three fiscal periods ended September 28, 2018.  At September 28, 2018, and September 29, 2017, the notional value of foreign currency forward contracts accounted for as a cash flow hedge was $309.0 million and $292.1 million, respectively.  The notional value of the Company’s foreign currency forward contracts include $100 million related to the hedge of a portion of its net monetary assets including the embedded derivatives in our backlog at both September 28, 2018, and September 29, 2017, respectively.  The fair value of these contracts was a liability of $5.4 million and an asset of $13.5 million at September 28, 2018, and September 29, 2017, respectively.  The Company does not enter into any forward contracts for trading purposes.

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

Foreign Currency Translation

Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on year-end exchange rates.  Revenue and expense accounts are translated at average exchange rates.  Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in shareholders’ equity as a component of comprehensive income.  Accumulated loss on foreign currency translation adjustment was $261.1 million, $222.6 million, and $268.8 million as of the fiscal year ended September 28, 2018, September 29, 2017, and September 30, 2016, respectively.

Foreign Currency Transaction Gains and Losses

Foreign currency transaction gains and losses are included in results of operations and are primarily the result of revaluing assets and liabilities denominated in a currency other than the functional currency, the impact of changes in exchange rates, gains and losses on forward exchange contracts, and the change in value of foreign currency embedded derivatives in backlog.  These foreign currency transactions resulted in an $8.3 million loss in fiscal 2018, an $11.9 million loss in fiscal 2017, and a $19.8 million loss in fiscal 2016.

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

Property, Plant and Equipment, and Depreciation

Property, plant and equipment is carried at cost and includes expenditures for major improvements.  Depreciation is generally provided on the straight-line method based upon estimated useful lives ranging from 15 to 30 years for buildings and 3 to 10 years for machinery and equipment.  Depreciation expense was $57.4 million, $58.2 million, and $49.5 million for fiscal 2018, 2017, and 2016, respectively.  Assets under capital leases were $47.5 million, $50.5 million, and $48.2 million for fiscal 2018, 2017, and 2016, respectively.  Amortization expense of assets accounted for as capital leases is included with depreciation expense.  The fair value of liabilities related to the retirement of property is recorded when there is a legal or contractual obligation to incur asset retirement costs and the costs can be estimated.  The Company records the asset retirement cost by increasing the carrying cost of the underlying property by the amount of the asset retirement obligation.  The asset retirement cost is depreciated over the estimated useful life of the underlying property.

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

Goodwill and Intangibles

Goodwill is not amortized, but is tested for impairment at least annually or when circumstances require.  A reporting unit is generally defined at the operating segment level or at the component level one level below the operating segment, if said component constitutes a business.  Goodwill is allocated to reporting units based upon the purchase price of the acquired unit, the valuation of acquired tangible and intangible assets, and liabilities assumed.  The Company should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year.  Diluted earnings per share also includes the dilutive effect of stock options and restricted stock units.  Common shares issuable from stock options that are excluded from the calculation of diluted earnings per share because they were anti-dilutive were 773,624, 637,800, and 602,900 for fiscal 2018, 2017, and 2016, respectively.  The weighted average number of shares outstanding used to compute basic earnings per share was 29,598,000, 29,767,000, and 29,490,000 for fiscal 2018, 2017, and 2016, respectively.  The weighted average number of shares outstanding used to compute diluted earnings per share was 29,734,000, 30,003,000, and 29,764,000 for fiscal 2018, 2017, and 2016, respectively.

Recent Accounting Pronouncements

In March 2018 the Financial Accounting Standards Board (FASB) issued an amendment to formally codify the guidance provided by the Securities and Exchange Commission (SEC) in Staff Accounting Bulletin (SAB) 118. SAB 118 provides additional guidance allowing companies to use a one-year measurement period, similar to that used in business combinations, to account for the impacts of the Tax Cuts and Jobs Act (the Act) in their financial statements. The Company has accounted for the impacts of the Act, including the use of reasonable estimates where necessary. The Company will continue to refine its estimates throughout the measurement period.

In February 2018 the FASB issued new guidance to allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Act. In the fourth quarter of fiscal 2018, the Company remeasured deferred taxes related to unrealized gains on its investment balances using the reduced tax rate. As required by U.S. GAAP, the Company recognized the net tax benefit in the provision for income taxes in the Company’s consolidated statement of operations, even though the deferred taxes were initially recognized in AOCI, which resulted in stranded tax effects. The Company elected to early adopt the standard effective June 30, 2018 and reclassified a $7.7 million net tax benefit from AOCI to retained earnings in the consolidated balance sheet. Adoption of the standard had no impact to the Company’s consolidated statements of operations or cash flows statements.

In August 2017 the FASB amended its guidance on the financial reporting of hedging relationships.  The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness, expands permissible cash flow hedges on contractually specified components, and simplifies hedge documentation and effectiveness assessment.  The guidance will be effective at the beginning of the Company’s first quarter of fiscal year 2020 and will require a modified retrospective approach on existing cash flow and net investment hedges.  The presentation and disclosure requirements will be applied prospectively.  The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements and the timing of adoption.

In March 2017 the FASB issued new guidance on the presentation of the net periodic cost of post-retirement benefit programs.  The new standard requires sponsors of defined benefit post-retirement plans to present the non-service cost components of net periodic benefit cost separate from the service cost component on the income statement.  The new standard also requires that the non-service cost components of net periodic benefit cost no longer be capitalized within assets.  The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.  This new standard is effective for the Company in fiscal year 2019.  The amendments of this standard should be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit costs.

In January 2017 the FASB issued new guidance regarding the goodwill impairment test.  The new guidance eliminates the Step 2 valuation test when evaluating goodwill for impairment.  The new guidance requires that an entity performs its annual or interim goodwill test by comparing the fair value of the reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The Company adopted this standard in fiscal year 2018.  There was no impact to the Company’s financial statements as a result of adopting this standard.

In October 2016 the FASB issued new guidance regarding income taxes.  The new guidance will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current Generally Accepted Accounting Principles (GAAP) in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.  The guidance will be effective for the Company in fiscal year 2019.  The standard is required to be adopted on a modified retrospective basis with a cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption.

In August 2016 the FASB issued new guidance addressing how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance will be effective for the Company in fiscal year 2019.  The Company does not expect that the retrospective adoption of this standard at the beginning of the first quarter of 2019 will have a material impact on its financial statements.

In June 2016 the FASB issued a new standard on the measurement of credit losses, which will impact the Company’s measurement of trade receivables. The new standard replaces the current incurred loss model with a forward-looking expected loss model that is likely to result in earlier recognition of losses.  The Company is evaluating the effect the updated standard will have on the Company’s consolidated financial statements and related disclosures.  The new standard is effective for the Company in 2021, with early adoption permitted, but not earlier than 2020.  Entities are required to apply the provisions to the standard through a cumulative-effect adjustment to retained earnings as of the effective date.

In February 2016 the FASB issued a new lease accounting standard, which provides revised guidance on accounting for lease arrangements by both lessors and lessees.  The central requirement of the new standard is that lessees must recognize lease-related assets and liabilities for all leases with a term longer than 12 months.  The Company is evaluating the effect the standard will have on the Company’s consolidated financial statements and related disclosures.  The new standard is effective for the Company in fiscal year 2020, using the modified retrospective method of adoption, with early adoption permitted.

Revenue Recognition

In May 2014 the FASB issued a comprehensive new revenue recognition standard that effectively replaces all current guidance on the topic.  The guidance permits the use of either a retrospective or a cumulative effect transition method.

This new guidance is expected to change the revenue recognition practices for a number of revenue streams across the Company’s businesses; the most significant will be for certain U.S. government contracts and commercial contracts that meet one or more of the mandatory criteria, which will move revenue recognition from a “point-in-time” basis to an “over-time” basis.  The on-going effect of recording revenue on an “over-time” basis is not expected to be materially different than under the historical guidance.

The new guidance is also expected to change the recognition of certain development costs that are contractually guaranteed for reimbursement by our customers, as well as the related reimbursements.  Contractually guaranteed reimbursements for development efforts are currently recognized as the development activities are performed. Under the new guidance, the contractually guaranteed reimbursement specific to the development effort will be deferred as a contract liability and recognized as revenue when future products are delivered to the customer in cases where the Company does not transfer all intellectual property rights related to the development effort to the customer or does not have an enforceable right to payment for performance completed to date.  The costs associated with the development effort under an arrangement with contractually guaranteed reimbursement will also be deferred, up to the recoverable amount, and recognized through cost of goods sold as products are delivered to the customer. The ongoing effect of deferring contractually guaranteed reimbursements and the related costs until products are delivered to the customer is not expected to be materially different from the legacy guidance.

The new standard also significantly enhances required disclosures regarding revenue and related assets and liabilities.

The Company will adopt the standard at the start of the first quarter of fiscal year 2019 using the modified retrospective approach and recorded a cumulative effect adjustment to retained earnings based on the current terms and conditions of open contracts at the start of the first quarter of fiscal 2019.   The Company estimated the cumulative effect of applying the standard as of the transition date will be an increase to retained earnings of approximately $6 million, net of tax, in the first quarter of fiscal 2019.  The Company implemented the appropriate changes to business processes and controls to support recognition and disclosure under the new standard, including the new qualitative and quantitative disclosure that will include information on the nature, amount, timing and significant judgements impacting revenue from contracts with customers.

NOTE 2:  Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the best estimate of probable losses inherent in the accounts receivable balance and is based on known past due accounts, historical experience and other currently available evidence.  Activity in the allowance for doubtful accounts was as follows:

In Thousands	2018	2017	2016

Beginning balance	$16,035	$17,028	$10,050
Charged to expense	2,936	1,647	9,690
Other [1]	(486)	-	-
Write-offs	(2,282)	(2,640)	(2,712)
	$16,203	$16,035	$17,028

1  Other includes divestitures.

NOTE 3:  Inventories

Inventories at the end of fiscal 2018 and 2017 consisted of the following:

In Thousands	2018	2017

Raw materials and purchased parts	$180,559	$194,034
Work in progress	164,714	167,543
Inventory costs under long-term contracts	8,791	10,648
Finished goods	103,162	105,744
	$457,226	$477,969

NOTE 4:  Goodwill

The following table summarizes the changes in goodwill by segment for fiscal 2018 and 2017:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Balance, September 30, 2016	$442,794	$385,567	$196,306	$1,024,667
Foreign currency translation adjustment	13,224	14,266	1,416	28,906
Balance, September 29, 2017	456,018	399,833	197,722	1,053,573

Sale of business	-	-	(7,022)	(7,022)
Foreign currency translation adjustment	(8,491)	(6,159)	(1,234)	(15,884)
Balance, September 28, 2018	$447,527	$393,674	$189,466	$1,030,667

NOTE 5:  Intangible Assets

Intangible assets at the end of fiscal 2018 and 2017 were as follows:

In Thousands		2018		2017
	Weighted	Gross		Gross
	Average Years	Carrying	Accum.	Carrying	Accum.
	Useful Life	Amount	Amort.	Amount	Amort.
Amortized Intangible Assets:
Programs	16	$603,403	$361,317	$625,470	$339,920
Core technology	11	9,977	8,283	15,926	13,123
Patents and other	12	88,335	66,425	89,736	60,335
Total		$701,715	$436,025	$731,132	$413,378

Indefinite-lived Intangible Assets:
Trademarks		$40,395		$41,412

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

Amortization of intangible assets from continuing operations was $47.9 million, $44.2 million, and $49.4 million in fiscal 2018, 2017, and 2016, respectively.

Estimated amortization expense related to intangible assets for each of the next five fiscal years is as follows:

In Thousands

Fiscal Year

2019	$43,720
2020	41,502
2021	40,331
2022	34,977
2023	29,505

NOTE 6:  Accrued Liabilities

Accrued liabilities at the end of fiscal 2018 and 2017 consisted of the following:

In Thousands	2018	2017

Payroll and other compensation	$120,434	$120,428
Commissions	4,170	4,442
Casualty and medical	16,999	16,067
Interest	6,445	6,592
Warranties	14,485	14,689
State and other tax accruals	6,666	5,222
Customer deposits	15,540	20,593
Deferred revenue	21,036	18,666
Contract reserves	4,682	5,109
Forward foreign exchange contracts	7,040	4,387
Litigation reserves	1,633	1,454
Environmental reserves	1,141	645
Deferred rent	1,321	1,645
Other	11,138	10,068
	$232,730	$230,007

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

Changes in the carrying amount of accrued product warranty costs are summarized as follows:

In Thousands	2018	2017

Balance, beginning of year	$14,689	$13,365
Warranty costs incurred	(2,146)	(1,875)
Product warranty accrual	7,613	4,658
Release of reserves	(5,398)	(1,907)
Foreign currency translation adjustment	(273)	448
Balance, end of year	$14,485	$14,689

NOTE 7:  Retirement Benefits

Approximately 50% of U.S. employees have a defined benefit earned under the Esterline pension plan.

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

CMC Electonrics, Inc. (CMC) sponsors defined benefit pension plans and other retirement benefit plans for its employees in Canada.  Pension benefits are based upon years of service and final average salary.  Other retirement benefit plans are non-contributory health care and life insurance plans.

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

The accumulated benefit obligation and projected benefit obligation for Esterline’s U.S. plans are $298.4 million and $308.6 million, respectively, with plan assets of $304.7 million as of September 28, 2018.  The underfunded status for the Esterline plans is $3.9 million at September 28, 2018, of which $21.2 million is for the unfunded supplemental retirement plan for key executives.  Contributions to the Esterline non-qualified plans totaled $1.4 million both in fiscal 2018 and 2017.  There is no funding requirement for fiscal 2019 for the qualified U.S. pension plans maintained by Esterline.

The accumulated benefit obligation and projected benefit obligation for the CMC plans are $133.7 million and $134.6 million, respectively, with plan assets of $140.1 million as of September 28, 2018.  The funded status for these CMC plans is $5.5 million at September 28, 2018.  Contributions to the CMC plans totaled $4.5 million and $3.5 million in fiscal 2018 and 2017, respectively.  The expected funding requirement for fiscal 2019 for the CMC plans is $4.5 million.

The accumulated benefit obligation and projected benefit obligation for the other non-U.S. plans are $41.1 million and $52.2 million, respectively, with plan assets of $25.0 million as of September 28, 2018.  The underfunded status for these other non-U.S. plans is $27.2 million at September 28, 2018.  Contributions to the other non-U.S. plans totaled $3.2 million and $1.8 million in fiscal 2018 and 2017, respectively.  The expected funding requirement for fiscal 2019 for the other non-U.S. plans is $1.0 million.

Principal assumptions of the Esterline, CMC and other non-U.S. plans are as follows:

	Esterline U.S.		CMC		Other Non-U.S.
	Defined Benefit		Defined Benefit		Defined Benefit
	Pension Plans		Pension Plans		Pension Plans
	2018	2017	2018	2017	2018	2017
Principal assumptions as of year end:
Discount rate	4.35%	3.75%	3.84%	3.76%	1.50 - 9.75%	1.40 - 8.75%
Rate of increase in future compensation levels	4.48%	4.48%	2.75%	2.75%	3.20 - 10.31%	2.96 - 10.29%
Assumed long-term rate of return on plan assets	7.00%	7.00%	5.34%	5.19%	3.00 - 7.50%	3.25 - 8.25%

	Esterline U.S.		CMC
	Post-Retirement		Post-Retirement
	Pension Plans		Pension Plans
	2018	2017	2018	2017
Principal assumptions as of year end:
Discount rate	4.35%	3.75%	3.48%	3.51%
Initial weighted average health care trend rate	6.00%	6.00%	5.70%	5.80%
Ultimate weighted average health care trend rate	6.00%	6.00%	4.10%	4.10%

The Company uses discount rates developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments.  Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points, pension liabilities in total would have decreased $12.8 million or increased $13.5 million, respectively.  Had the discount rate increased or decreased by 25 basis points, fiscal 2018 pension expense would have decreased $0.9 million or increased $0.8 million, respectively.  Had the expected return on assets increased or decreased by 25 basis points, fiscal 2018 pension expense would have decreased $1.1 million or increased $1.1 million, respectively. Management is not aware of any legislative or other initiatives or circumstances that will significantly impact the Company’s pension obligations in fiscal 2019.

The Company’s health care trend rate was based on the experience of its plans and expectations for the future.  A 100 basis points increase in the health care trend rate would increase the post-retirement benefit obligation by $1.3 million.  A 100 basis points decrease in the health care trend rate would decrease the post-retirement benefit obligation by $1.1 million.  Assuming all other assumptions are held constant, the estimated effect on fiscal 2018 post-retirement benefit expense from a hypothetical 100 basis points increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.

Plan assets are invested in a diversified portfolio of equity and debt securities consisting primarily of common stocks, bonds and government securities.  The objective of these investments is to maintain sufficient liquidity to fund current benefit payments and achieve targeted risk-adjusted returns.  Management periodically reviews allocations of plan assets by investment type and evaluates external sources of information regarding the long-term historical returns and expected future returns for each investment type, and accordingly, the 3.00% to 7.50% assumed long-term rate of return on plan assets is considered to be appropriate.  Allocations by investment type are as follows:

		Actual
	Target	2018	2017
Plan assets allocation as of fiscal year end:
Equity securities	35 - 70%	59.5%	58.4%
Debt securities	30 - 65%	33.9%	35.3%
Cash	0%	6.6%	6.3%
Total		100.0%	100.0%

The following table presents the fair value of the Company’s Pension Plan assets as of September 28, 2018, by asset category segregated by level within the fair value hierarchy, as described in Note 8.

In Thousands	Fair Value Hierarchy
	Level 1	Level 2	Total
Asset category:
Equity Funds:
Registered Investment Company Funds - U.S. Equity	$121,689	$-	$121,689
U.S. Equity Securities	61,227	-	61,227
Non-U.S. Equity Securities	47,505	-	47,505
Commingled Trust Funds - Non-U.S. Securities	-	48,983	48,983
Fixed Income Securities:
Commingled Trust Funds - Fixed Income	-	81,081	81,081
Non-U.S. Foreign Commercial and Government Bonds	-	78,379	78,379
Cash and Cash Equivalents	30,937	-	30,937
Total	$261,358	$208,443	$469,801

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

Net periodic pension cost for the Company’s defined benefit plans at the end of each fiscal year consisted of the following:

In Thousands	Defined Benefit			Post-Retirement
	Pension Plans			Benefit Plans
	2018	2017	2016	2018	2017	2016
Components of Net Periodic Cost
Service cost	$15,790	$15,108	$12,861	$361	$385	$342
Interest cost	17,057	15,553	18,095	402	335	473
Expected return on plan assets	(27,918)	(25,866)	(24,491)	-	-	-
Settlement	-	21	2	-	-	-
Amortization of prior service cost	499	490	487	(5)	(5)	(17)
Amortization of actuarial (gain) loss	3,275	7,643	6,590	-	-	-
Net periodic cost (benefit)	$8,703	$12,949	$13,544	$758	$715	$798

The funded status of the defined benefit pension and post-retirement plans at the end of fiscal 2018 and 2017 were as follows:

In Thousands	Defined Benefit		Post-Retirement
	Pension Plans		Benefit Plans
	2018	2017	2018	2017
Benefit Obligations
Beginning balance	$509,256	$505,298	$13,542	$13,236
Currency translation adjustment	(5,735)	9,340	(450)	665
Service cost	15,790	15,108	361	385
Interest cost	17,057	15,553	402	335
Plan participants contributions	553	318	-	-
Actuarial (gain) loss	(16,124)	(11,420)	(349)	(529)
Other adjustments	(230)	(1,254)	-	-
Benefits paid	(25,180)	(23,687)	(586)	(550)
Ending balance	$495,387	$509,256	$12,920	$13,542

Plan Assets - Fair Value
Beginning balance	$457,575	$425,781	$-	$-
Currency translation adjustment	(5,297)	8,170	-	-
Realized and unrealized gain (loss) on plan assets	33,859	41,566	-	-
Plan participants contributions	553	318	-	-
Company contribution	9,086	6,681	586	550
Other adjustments	474	-	-	-
Expenses paid	(1,269)	(1,254)	-	-
Benefits paid	(25,180)	(23,687)	(586)	(550)
Ending balance	$469,801	$457,575	$-	$-

Funded Status
Fair value of plan assets	$469,801	$457,575	$-	$-
Benefit obligations	(495,387)	(509,256)	(12,920)	(13,542)
Net amount recognized	$(25,586)	$(51,681)	$(12,920)	$(13,542)

Amount Recognized in the Consolidated Balance Sheet
Non-current asset	$22,776	$4,267	$-	$-
Current liability	(2,795)	(1,840)	(732)	(669)
Non-current liability	(45,567)	(54,108)	(12,188)	(12,873)
Net amount recognized	$(25,586)	$(51,681)	$(12,920)	$(13,542)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$52,659	$78,713	$118	$476
Prior service cost	3,040	2,593	-	-
Ending balance	$55,699	$81,306	$118	$476

The accumulated benefit obligation for all pension plans was $473.2 million at September 28, 2018, and $486.0 million at September 29, 2017.

Estimated future benefit payments expected to be paid from the pension and post-retirement benefit plans or from the Company’s assets are as follows:

In Thousands

Fiscal Year

2019	$30,199
2020	31,062
2021	33,024
2022	33,647
2023	35,142
2024 - 2028	183,504

Employees may participate in certain defined contribution plans.  The Company’s contribution expense under these plans totaled $10.1 million in both fiscal 2018 and 2017, and $10.7 million in fiscal 2016, respectively.  The Company contributes a matching amount that varies by participating company and employee group based on the first 6% of earnings contributed.  The three formulas used are:  25% of the first 6%; or 50% of the first 6%; or 100% of the first 2% and 50% on the next 4%.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at the end of fiscal 2018 and 2017:

In Thousands	Level 2
	2018	2017
Assets:
Derivative contracts designated as hedging instruments	$1,374	$13,932
Derivative contracts not designated as hedging instruments	38	284
Embedded derivatives	1,296	746

Liabilities:
Derivative contracts designated as hedging instruments	$6,756	$464
Derivative contracts not designated as hedging instruments	1,026	2,440
Embedded derivatives	684	2,239

In Thousands	Level 3
	2018	2017
Assets:
Estimated value of assets held for sale	$4,225	$19,835

Liabilities:
Estimated value of liabilities held for sale	$144	$8,908

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

The fair values of derivative instruments are presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements.  The Company does not have any derivative instruments with credit-risk-related contingent features or that required the posting of collateral as of September 28, 2018.  The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates.  These exposures arise primarily from purchases or sales of products and services from third parties.  Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies.  As of September 28, 2018, and September 29, 2017, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $452.0 million and $406.9 million, respectively.  These notional values consist primarily of contracts for the British pound sterling, Canadian dollar and European euro, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

Fair Value of Derivative Instruments

Fair values of derivative instruments in the Consolidated Balance Sheet at the end of fiscal 2018 and 2017 consisted of:

In Thousands		Fair Value
	Classification	2018	2017
Foreign Currency Forward Exchange Contracts:
	Other current assets	$1,176	$11,433
	Other assets	236	2,783
	Accrued liabilities	6,643	2,506
	Other liabilities	1,139	398

Embedded Derivative Instruments:
	Other current assets	$1,050	$604
	Other assets	246	142
	Accrued liabilities	398	1,657
	Other liabilities	286	582

The effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss) for fiscal 2018 and 2017 consisted of:

Fair Value Hedges

The Company recognized the following gains (losses) on contracts designated as fair value hedges and embedded derivatives:

In Thousands	2018	2017
Gain (Loss)

Fair Value Hedges:
Recognized in cost of sales	$(1,448)	$1,110
Recognized in selling, general & administrative	(1,486)	890

Embedded derivatives:
Recognized in sales	$300	$(1,709)

Cash Flow Hedges

The Company recognized the following gains (losses) on contracts designated as cash flow hedges:

In Thousands	2018	2017
Gain (Loss)

Foreign currency forward exchange contracts:
Recognized the effective portion in AOCI	$(26,544)	$26,093
Reclassified from AOCI into sales	7,694	(8,310)

Net Investment Hedges

The Company recognized the following gains (losses) on contracts designated as net investment hedges:

In Thousands	2018	2017
Gain (Loss)

2023 Notes and Accrued Interest:
Recognized in AOCI	$6,823	$(19,016)

During fiscal 2018 and 2017, the Company recorded gains of $3.4 million and $5.8 million, respectively, on foreign currency forward exchange contracts that have not been designated as an accounting hedge.  These foreign currency exchange gains (losses) are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during fiscal 2018 and 2017.  In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during fiscal 2018 and 2017.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles.  The Company expects to reclassify approximately $4.8 million of net loss into earnings in fiscal year 2019.  The maximum duration of a foreign currency cash flow hedge contract at September 28, 2018, is 24 months.

NOTE 10:  Income Taxes

Income tax expense (benefit) from continuing operations for fiscal 2018, 2017 and 2016 consisted of:

In Thousands	2018	2017	2016

Current
U.S. Federal	$46,421	$2,914	$13,848
State	(120)	146	(852)
Foreign	43,868	38,179	30,409
	90,169	41,239	43,405

Deferred
U.S. Federal	4,750	2,744	(6,893)
State	348	(157)	2,060
Foreign	(11,440)	(10,801)	(16,715)
	(6,342)	(8,214)	(21,548)
Income tax expense	$83,827	$33,025	$21,857

U.S. and foreign components of earnings from continuing operations before income taxes for fiscal 2018, 2017 and 2016 were:

In Thousands	2018	2017	2016

U.S.	$42,507	$39,119	$66,036
Foreign	111,069	114,275	69,989
Earnings from continuing operations before income taxes	$153,576	$153,394	$136,025

Primary components of the Company’s deferred tax assets and liabilities at the end of the fiscal 2018 and 2017 resulted from temporary tax differences associated with the following:

In Thousands	2018	2017

Reserves and liabilities	$35,258	$52,632
Loss carryforwards	37,850	53,175
Tax credit carryforwards	35,308	39,078
Employee benefits	10,197	12,720
Retirement benefits	6,086	14,907
Non-qualified stock options	7,470	10,937
Hedging activities	2,614	-
Other	3,105	3,940
Total deferred tax assets	137,888	187,389
Less valuation allowance	(27,118)	(45,601)
Total deferred tax assets, net of valuation allowance	110,770	141,788

Depreciation and amortization	(18)	(6,503)
Intangibles and amortization	(85,072)	(111,196)
Deferred costs	(3,697)	(5,668)
Hedging activities	-	(2,450)
Other	(6,874)	(3,156)
Total deferred tax liabilities	(95,661)	(128,973)
Net deferred tax assets (liabilities)	$15,109	$12,815

The Company operates in numerous taxing jurisdictions and is subject to regular examinations by various U.S. federal, state and foreign jurisdictions.  Additionally, the Company assumed tax liabilities and the rights to tax refunds in connection with various acquisitions and divestitures of businesses in prior years.  The Company’s income tax positions are based on research and interpretations of income tax laws in each of the jurisdictions in which the Company does business.  Due to the subjectivity and complexity of the interpretations of the tax laws in each jurisdiction, the differences and interplay in the tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities and assets may differ from actual payments, assessments or refunds.

Management believes that it is more likely than not that the Company will realize the benefit of most of its deferred tax assets.  Significant factors management considered in determining the probability of the realization of the deferred tax assets include expected future earnings and the reversal of deferred tax liabilities.  Accordingly, no valuation allowance has been recorded on the deferred tax assets other than certain tax credits, capital losses and net operating losses.  The U.S. federal capital loss carryforward of $106.8 million will begin to expire in fiscal 2020 if not utilized.  The foreign net operating loss of $45.4 million can be carried forward indefinitely.  The majority of the tax credit carryforwards can be carried forward indefinitely.

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

The incremental tax benefit received by the Company upon exercise of non-qualified employee stock options was $0.5 million, $2.1 million, and $0.6 million in fiscal 2018, 2017, and 2016, respectively.

A reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate for fiscal 2018, 2017 and 2016 was as follows:

	2018	2017	2016

U.S. statutory income tax rate	24.6%	35.0%	35.0%
Foreign taxes	-1.6%	-1.5%	-10.3%
Difference in foreign tax rates	4.2%	-4.2%	-4.4%
Mandatory repatriation tax	25.5%	0.0%	0.0%
Revaluation of deferred tax assets	4.4%	0.0%	0.0%
Unremitted earnings	2.3%	0.0%	0.0%
Change in foreign tax rates and laws	0.3%	-2.9%	0.0%
Research and development credits	-2.3%	-3.5%	-5.2%
Domestic manufacturing deduction	-1.0%	-0.3%	-1.0%
Net change in tax reserves	0.1%	-0.3%	-0.2%
State income taxes	-0.1%	0.5%	0.2%
Valuation allowance	-3.4%	-0.3%	0.8%
Subpart F income	0.7%	0.5%	0.7%
Other, net	0.9%	-1.5%	0.5%
Effective income tax rate	54.6%	21.5%	16.1%

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

The increase in the year-over-year effective tax rate for fiscal 2018 is primarily attributable to the Act. The SEC recognized that a company’s review of certain income tax effects of the Act may be incomplete at the time financial statements are issued.  Accordingly, the SEC issued Staff Accounting Bulletin 118, which provides that if a company does not have the necessary information available for certain effects of the Act, the Company may record provisional numbers and adjust those amounts during the measurement period not to extend beyond one year.

At September 28, 2018, the Company had not completed the accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company made a reasonable estimate of the effects on its existing deferred tax balances, the one-time transition tax, and unremitted foreign earnings.  During fiscal 2018, the Company recorded a provisional net charge of $49.9 million related to the Act based on reasonable estimates for those tax effects. Due to the timing of the enactment and the complexity in applying the provisions of the Act, the provisional net charge is subject to revisions as the Company continues to complete the analysis of the Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”), FASB, and other standard-setting and regulatory bodies. Adjustments may materially impact the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made. The Company’s accounting for the estimated tax effects of the Act will be completed during the measurement period, which is not expected to extend beyond one year from the enactment date. The impacts of the Company’s estimates are described further below.

Provisional Amounts

U.S. Deferred Tax Assets and Liabilities

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  However, the Company is still analyzing certain aspects of the Act and refining its calculations, including evaluation of limits on employee remuneration, which could affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount recorded related to the remeasurement of the deferred tax balance was $7.2 million.

Foreign Tax Effects

The Company recorded an estimated $39.2 million charge in fiscal 2018 related to the transition tax, which was included in the provision for income taxes in the consolidated income statements and income taxes in the consolidated balance sheets.  The Company has not yet completed the accounting for the transition tax as the analysis of deferred foreign income is not complete.  To calculate the transition tax, the Company estimated the deferred foreign income for fiscal 2018 because these tax returns are not complete or due.  Fiscal 2018 taxable income will be known once the respective tax returns are completed and filed. In addition, U.S. and foreign audit settlements may significantly impact the estimated transition tax.  The impact of the U.S. and foreign audits on the transition tax will be known as the audits are concluded.

The Act subjects a U.S. corporation to tax on its Global Intangible Low Taxed Income (GILTI).  Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Act and the application of GAAP.  Under GAAP, the Company can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into the measurement of deferred taxes.  The Company elected the current period expense method and has not reflected any corresponding deferred tax assets and liabilities associated with GILTI in the table of deferred income tax assets and liabilities.

On August 9, 2018, the Department of Treasury published in the Federal Register proposed regulations relating to the transition tax imposed by the Act.  On October 10, 2018, the Department of Treasury published in the Federal Register proposed regulations relating to GILTI imposed by the Act.  Once published in the Federal Register, the proposed regulations are subject to a 60-day comment period. Final regulations are expected to be issued after consideration of comments.  The Company is currently evaluating the impact of the proposed regulations.

In February 2018, the FASB issued new guidance to allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Act. In the fourth quarter of fiscal 2018, the Company remeasured deferred taxes related to pension and post-retirement obligations using the reduced tax rate. As required by U.S. GAAP, the Company recognized the net tax benefit in the provision for income taxes in the Company’s consolidated statement of operations, even though the deferred taxes were initially recognized in AOCI, which resulted in stranded tax effects. The Company elected to early adopt the standard effective June 30, 2018 and reclassified a $7.7 million net tax benefit from AOCI to retained earnings in the consolidated balance sheet. Adoption of the standard had no impact to the Company’s consolidated statements of operations or cash flows statements.

Deferred Tax Liability Associated with Certain Unremitted Earnings

The Company recorded a provisional amount of $3.5 million of tax expense on the Company’s foreign earnings, which previously had been deferred from U.S. income tax.  The provisional amounts may change as new information becomes available, as the Act continues to be interpreted and as new technical guidance is issued.  The amount of undistributed foreign earnings which the Company remains indefinitely reinvested at September 28, 2018, is approximately $483.0 million.  The amount of deferred income taxes is not practical to compute due to the complexity of the Company’s international holding company structure, layers of regulatory requirements that have to be evaluated to determine the amount of allowable dividends, numerous potential repatriation scenarios that could be created to facilitate the repatriation of earnings to the U.S., and the complexity of computing foreign tax credits.

A reconciliation of the amount of unrecognized tax benefits for fiscal 2018, 2017 and 2016 is as follows:

In Thousands	2018	2017	2016

Unrecognized tax benefits as of the beginning of year	$8,848	$7,877	$11,389
Unrecognized gross benefit change:
Gross increase due to prior-period adjustments	-	1,608	445
Gross decrease due to prior-period adjustments	(2,140)	-	(475)
Gross increase due to current-period adjustments	738	853	1,475
Gross decrease due to settlements with taxing authorities	(240)	-	(2,068)
Gross decrease due to a lapse of the statute of limitations	(1,122)	(1,490)	(2,889)
Total change in unrecognized gross benefit	(2,764)	971	(3,512)
Unrecognized tax benefits as of the end of the fiscal year	$6,084	$8,848	$7,877

Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$5,240	$4,888	$6,626

Statement of operations:
Total amount of interest income (expense) included in income tax expense	$(289)	$33	$(308)

Recognized in the statement of financial position:
Total amount of accrued interest included in income taxes payable	$326	$616	$583

During the next 12 months it is reasonably possible that approximately $0.8 million of previously unrecognized tax benefits related to operating losses and tax credits could decrease as a result of settlement of examinations and/or the expiration of statutes of limitations.  The Company recognizes interest related to unrecognized tax benefits in income tax expense.

The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Years No Longer
Tax Jurisdiction	Subject to Audit

U.S. Federal	2014 and prior
Belgium	2015 and prior
Canada	2010 and prior
France	2013 and prior
United Kingdom	2015 and prior

NOTE 11:  Debt

Long-term debt at the end of fiscal 2018 and 2017 consisted of the following:

In Thousands	2018	2017

U.S. credit facility	$-	$50,000
U.S. Term Loan, due April 2020	180,000	225,000
3.625% Senior Notes, due April 2023	382,965	389,862
Government refundable advances	43,873	45,549
Debt issuance costs	(3,680)	(4,654)
Obligation under capital leases	69,310	71,091
	672,468	776,848
Less current maturities	17,546	17,424
Carrying amount of long-term debt	$654,922	$759,424

U.S. Credit Facility

On April 9, 2015, the Company amended the secured credit facility to extend the expiration to April 9, 2020, increase the revolving credit facility to $500 million, and provide for a delayed-draw term loan facility of $250 million.  The Company recorded $2.3 million in debt issuance costs.  The credit facility is secured by substantially all the Company’s assets, and interest is based on standard inter-bank offering rates.  The interest rate ranges from LIBOR plus 1.25% to LIBOR plus 2.00%, depending on the leverage ratios at the time the funds are drawn.  At September 28, 2018, the Company had no outstanding balance under the secured credit facility.  An additional $15.1 million of unsecured foreign currency credit facilities have been extended by foreign banks for a total of $515.1 million available companywide.  Available credit under the above credit facilities was $498.9 million at fiscal 2018 year end, when reduced by letters of credit of $16.2 million.

U.S. Term Loan, due April 2020

On August 3, 2015, the Company borrowed $250 million under the delayed-draw term loan provided for under the amended credit facility (U.S. Term Loan, due 2020).  The interest rate on the U.S. Term Loan, due 2020, ranges from LIBOR plus 1.25% to LIBOR plus 2.00%, depending on the leverage ratios at the time the funds are drawn.  At September 28, 2018, the interest rate was LIBOR plus 1.50%, which equaled 3.75%.  The loan amortizes at 1.25% of the original principal balance quarterly through March 2020, with the remaining balance due in April 2020.

3.625% Senior Notes, due April 2023

In April 2015 TA Mfg. Limited, a wholly owned subsidiary, issued €330.0 million in 3.625% Senior Notes, due April 2023 (2023 Notes) requiring semi-annual interest payments in April and October of each year until maturity.  The notes are designated as a net investment hedge and translated to U.S. dollars each period, with the associated gains or losses recorded to AOCI.  The net proceeds from the sale of the notes, after deducting $5.9 million of debt issuance costs, were $350.8 million.  The 2023 Notes are general unsecured senior obligations of the Company.  The 2023 Notes are unconditionally guaranteed on a senior basis by the Company and certain subsidiaries of the Company that are guarantors under the Company’s existing secured credit facility.  The 2023 Notes are subject to redemption at the option of the Company, in whole or in part, at redemption prices starting at 102.719% of the principal amount plus accrued interest during the period beginning April 15, 2018, and declining annually to 100% of principal and accrued interest on or after April 15, 2021.

Based on quoted market prices, the fair value of the Company’s 2023 Notes was $392.1 million and $403.2 million as of September 28, 2018, and September 29, 2017, respectively.  The carrying amounts of the secured credit facility and the U.S. Term Loan, due 2020, approximate fair value.  The estimate of fair value for the 2023 Notes was based on Level 2 inputs as defined in the fair value hierarchy.

Government Refundable Advances

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation based at our Canadian operation, CMC.  The estimated repayment of this advance is based on year-over-year revenue growth of specific CMC’s commercial aviation specific product lines from 2013 to 2027.  Imputed interest on the advance was negative 1.65% at September 28, 2018 resulting from future year-over-year revenue growth being lower than previously estimated.  The debt recognized was $43.9 million and $45.5 million as of September 28, 2018, and September 29, 2017, respectively.

Obligation Under Capital Lease

The Company leases building and equipment under capital leases.  The present value of the minimum capital lease payments, net of the current portion, totaled $67.1 million as of September 28, 2018.

As of September 28, 2018, aggregate annual maturities of long-term debt and future non-cancelable minimum lease payments under capital lease obligations were as follows:

In Thousands

Fiscal Year
2019	$23,228
2020	178,426
2021	11,046
2022	12,736
2023	395,881
2024 and thereafter	113,613
Total	734,930
Less:
Debt issuance costs	3,680
Amount representing interest on capital leases	58,782
Total long-term debt	$672,468

A number of underlying agreements contain various covenant restrictions which include maintenance of net worth, payment of dividends, interest coverage, and limitations on additional borrowings.  The Company was in compliance with these covenants at September 28, 2018.

NOTE 12:  Commitments and Contingencies

Rental expense for operating leases for engineering, selling, administrative and manufacturing totaled $17.9 million, $17.7 million and $19.0 million in fiscal 2018, 2017, and 2016, respectively.

At September 28, 2018, the Company’s rental commitments for noncancelable operating leases with a duration in excess of one year were as follows:

In Thousands

Fiscal Year
2019	$12,592
2020	9,127
2021	6,982
2022	4,491
2023	4,301
2024 and thereafter	3,982
Total	$41,475

The Company is subject to purchase obligations for goods and services.  The purchase obligations include amounts under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery.  As of September 28, 2018, the Company’s purchase obligations were as follows:

In Thousands		Less than	1‒3	4‒5	After 5
	Total	1 year	years	years	years

Purchase obligations	$776,221	$714,048	$61,540	$633	$-

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

On August 6, 2018 an accidental release of hazardous material occurred at the Company’s Valencia, California plant.  The accident resulted in plant employees seeking medical treatment and a suspension of activities at the plant during remediation.  Facility cleanup costs totaled $2.5 million in the fourth quarter of fiscal 2018, net of insurance recoveries.

The Company is a party to other various lawsuits and claims, both as plaintiff and defendant, and has contingent liabilities arising from the conduct of business, none of which, in the opinion of management, is expected to have a material effect on the Company’s financial position or results of operations.  The Company believes that it has made appropriate and adequate provisions for contingent liabilities.

Approximately 679 U.S.-based employees, or 17% of total U.S.-based employees, were represented by various labor unions.  The Company’s non-U.S. operations are subject to union and national trade union agreements and to local regulations governing employment.

NOTE 13  Employee Stock Plans

The Company has three share-based compensation plans, which are described below.  The compensation cost that has been charged against income for those plans for fiscal 2018, 2017, and 2016 was $9.5 million, $9.3 million, and $14.0 million, respectively.  The total income tax benefit recognized in the income statement for the share-based compensation arrangement for fiscal 2018, 2017, and 2016 was $1.5 million, $2.3 million, and $3.6 million, respectively.

Employee Stock Purchase Plan

The Company offers an employee stock purchase plan to its employees.  The plan qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code.  Employees are eligible to participate through payroll deductions subject to certain limitations.

The plan has a safe harbor design where shares are purchased by participants at 95% of the fair market value on the purchase date and, therefore, compensation cost is not recorded.  During fiscal 2018, employees purchased 20,340 shares at a fair market value price of $73.81 per share.  As of September 28, 2018, deductions aggregating $0.4 million were accrued for the purchase of shares on December 15, 2018.

Employee Share-Save Scheme

The Company offers shares under its employee share-save scheme for U.K. employees.  This plan allows participants the option to purchase shares at 95% of the market price of the stock as of the beginning of the offering period.  The term of these options is three years.  At the end of fiscal 2018, the Company had reserved 128,110 shares for issuance under its employee share-save scheme for U.K. employees, leaving a balance of 438,111 shares available for issuance in the future.  The share-save scheme is not a “safe-harbor” design, and, therefore, compensation cost is recognized on this plan.

Under the employee share-save scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 20,981, 11,338 and 70,673 options in fiscal 2018, 2017, and 2016, respectively.  The weighted-average grant date fair value of options granted in fiscal 2018 was $68.83 per share.  During fiscal 2018, 609 options were exercised at a weighted average exercise price of $60.65.

The fair value of the awards under the employee share-save scheme was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table.  The risk-free rate for the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect the time of grant.

	2018	2017	2016

Volatility	38.89%	35.58%	33.21%
Risk-free interest rate	1.98%	1.75%	1.19%
Expected life (years)	3	3	3
Dividends	0	0	0

Equity Incentive Plan

The Company also provides an equity incentive plan for officers and key employees.  At the end of fiscal 2018, the Company had 3,539,345 shares reserved for issuance to officers and key employees, of which 2,119,505 shares were available to be granted in the future.

Stock Options

The Board of Directors authorized the Compensation Committee to administer awards granted under the Company’s 2013 Equity Incentive Plan and to establish the terms of such awards.  Awards under the equity incentive plan may be granted to eligible employees of the Company over the 10-year period ending March 5, 2023.  Options granted generally become exercisable ratably over a period of four years following the date of grant and expire on the tenth anniversary of the grant.  Option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  The weighted-average grant date fair value of the options granted in fiscal 2018 and 2017 was $30.80 per share and $32.72 per share, respectively.

The fair value of each option granted by the Company was estimated using a Black-Scholes pricing model which uses the assumptions noted in the following table.  The Company uses historical data to estimate volatility of the Company’s common stock and option exercise and employee termination assumptions.  The range of the expected term reflects the results from certain groups of employees exhibiting different behavior.  The risk-free rate for the periods within the contractual life of the grant is based upon the U.S. Treasury zero coupon issues in effect at the time of the grant.  Forfeitures of stock options are recognized when the forfeitures occur.

	2018	2017	2016

Volatility	34.32%	34.97 - 35.42%	33.06 - 40.52%
Risk-free interest rate	2.15 - 2.47%	1.98 - 2.51%	1.61 - 2.24%
Expected life (years)	5 - 9	5 - 9	5 - 9
Dividends	0	0	0

The following table summarizes the changes in outstanding options granted under the Company’s equity incentive plan:

	2018		2017		2016
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Subject to	Exercise	Subject to	Exercise	Subject to	Exercise
	Option	Price	Option	Price	Option	Price
Outstanding, beginning of year	1,077,188	$82.30	1,391,906	$72.11	1,363,921	$68.04
Granted	243,680	77.28	242,200	81.60	221,200	90.16
Exercised	(27,413)	58.69	(492,968)	51.70	(112,790)	48.61
Forfeited/cancelled	(89,125)	88.93	(63,950)	93.73	(80,425)	85.73
Outstanding, end of year	1,204,330	$81.33	1,077,188	$82.30	1,391,906	$72.11
Exercisable, end of year	707,725	$80.46	594,863	$76.64	918,706	$61.03

The aggregate intrinsic value of the option shares outstanding and exercisable at September 28, 2018, was $15.7 million and $10.6 million, respectively.

The number of option shares vested or that were expected to vest at September 28, 2018, was 1.2 million and the aggregate intrinsic value was $15.7 million.  The weighted average exercise price and weighted average remaining contractual term of option shares vested or that were expected to vest at September 28, 2018, was $81.33 and 6.0 years, respectively. The weighted-average remaining contractual term of option shares currently exercisable is 4.5 years as of September 28, 2018.

The table below presents stock activity related to stock options exercised in fiscal 2018 and 2017:

In Thousands	2018	2017	2016

Proceeds from stock options exercised	$1,609	$28,116	$8,175
Tax benefits related to stock options exercised	109	2,271	406
Intrinsic value of stock options exercised	582	19,223	3,195

Total unrecognized compensation expense for stock options that have not vested as of September 28, 2018, is $6.3 million, which will be recognized over a weighted average period of 2.0 years.

The following table summarizes information for stock options outstanding at September 28, 2018:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Shares	Life (years)	Price	Shares	Price

$ 41.00 - 55.00	102,250	2.4	$48.08	102,250	$48.08
55.01 - 65.00	131,875	2.3	62.69	131,875	62.69
65.01 - 75.00	260,405	7.8	70.22	62,675	68.20
75.01 - 85.00	237,475	7.2	82.10	98,075	81.04
85.01 - 100.00	324,800	6.5	94.50	197,350	95.15
100.01 - 117.53	147,525	5.8	110.40	115,500	110.45

Restricted Stock Units

The Company granted 45,985, 37,100 and 37,000 restricted stock units (RSUs) during fiscal 2018, 2017 and 2016, respectively.  The fair value of each RSU granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.  RSUs granted generally have a three-year cliff vesting schedule.

The following table summarizes the changes in RSUs granted under the Company’s equity incentive plan:

	2018		2017		2016
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested, beginning of year	85,558	$86.41	100,178	$90.07	117,281	$85.95
Granted	45,985	86.26	37,100	76.83	37,000	84.70
Vested	(22,466)	105.19	(44,520)	85.80	(48,053)	75.35
Forfeited/cancelled	(8,650)	88.86	(7,200)	91.71	(6,050)	94.58
Non-vested, end of year	100,427	$81.93	85,558	$86.41	100,178	$90.07

Total unrecognized compensation expense for RSUs that have not vested as of September 28, 2018, is $3.4 million, which will be recognized over a weighted average period of 1.9 years.

The table below presents stock activity related to RSUs vested in fiscal 2018 and 2017:

In Thousands	2018	2017	2016

Tax benefits related to RSUs vested	$304	$1	$162
Intrinsic value of RSUs vested	1,666	3,631	3,847

Performance Shares

The Company granted 33,700 and 43,650 performance share plan (PSP) shares during fiscal 2018 and 2017, respectively.  PSP shares will be paid out in shares of Esterline common stock at the end of the three-year performance period.  The actual number of shares that will be paid out upon completion of the performance period is based on actual performance and may range from 0% to 300% of the target number of shares.

The following table summarizes the activity in the target PSP shares granted under the Company’s equity incentive plan:

	2018	2017	2016

Non-vested, beginning of year	118,950	89,275	34,700
Granted	33,700	43,650	56,275
Vested	-	-	-
Forfeited/cancelled	(37,567)	(13,975)	(1,700)
Non-vested, end of year	115,083	118,950	89,275

NOTE 14:  Shareholders’ Equity

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value).  At the end of fiscal 2018, there were no shares of preferred stock or serial preferred stock outstanding.

Changes in outstanding common shares are summarized as follows:

	2018	2017

Shares Outstanding
Shares issued, beginning of year	33,117,473	32,564,252
Shares issued under share-based compensation plans	72,994	553,221
Shares issued, end of year	33,190,467	33,117,473

Treasury stock purchased, beginning of year	(3,135,927)	(3,135,927)
Treasury stock purchased	(601,400)	-
Treasury stock purchased, end of year	(3,737,327)	(3,135,927)
Shares outstanding, end of year	29,453,140	29,981,546

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

In fiscal 2018 there were 601,400 shares repurchased at an average price of $72.25, for an aggregate purchase price of $43.4 million.  There were no shares repurchased in fiscal 2017.  Since the program began, the Company has repurchased 3,737,327 shares for an aggregate purchase price of $352.0 million, with $48.0 million in shares remaining available for repurchased in the future.

The components of Accumulated Other Comprehensive Loss:

In Thousands	2018	2017

Unrealized gain (loss) on derivative contracts	$(5,381)	$13,469
Tax effect	1,673	(3,892)
	(3,708)	9,577

Pension and post-retirement obligations	(55,817)	(81,782)
Tax effect	22,135	27,956
	(33,682)	(53,826)

Cumulative effect of accounting change	(7,682)	-
Currency translation adjustment	(261,117)	(222,621)
Accumulated other comprehensive loss	$(306,189)	$(266,870)

NOTE 15:  Restructuring

On December 5, 2013, the Company announced the acceleration of its plans to consolidate certain facilities and create cost efficiencies through shared services in sales, general and administrative and support functions.  Restructuring expense totaled $8.7 million in fiscal 2016.  The costs are mainly for exit and relocation of facilities, losses on the write-off of certain property, plant and equipment, and severance.  There were no restructuring expenses in fiscal 2018 and 2017.

NOTE 16:  Discontinued Operations

The Company’s Board of Directors previously approved the plan to sell certain non-core business units including Eclipse Electronic Systems, Inc. (Eclipse), a manufacturer of embedded communication intercept receivers for signal intelligence applications; Wallop Defence Systems, Ltd. (Wallop), a manufacturer of flare countermeasure devices; Pacific Aerospace and Electronics Inc. (PA&E), a manufacturer of hermetically sealed electrical connectors; a small distribution business; and a small manufacturing business. The Company incurred an after-tax gain (loss) of $2.1 million, $(2.1) million and $(8.4) million in fiscal 2018, 2017 and 2016, respectively, on the assets held for sale and sale of discontinued operations.

On May 4, 2016, the Company sold certain assets of Wallop for 2.5 million British pounds and deferred compensation up to a maximum payment of 9 million British pounds.  The deferred compensation is payable based upon receipt of acceptable orders during a three-year period ending May 3, 2019, and is equal to the amount of the acceptable order times a specified percentage ranging from 26.5% to 31%.  The Company has been paid $0.9 million in deferred compensation since the sale of these assets.  As of September 28, 2018, there are no further earn-out payments expected.  In the definitive purchase and sale agreement for the sale of these assets, the Company provided standard representations and warranties as well as indemnification to the buyer of the Wallop operation.  The Company is obligated to indemnify the buyer for certain losses of up to 5.0 million British pounds, if, among other things, the Company breaches the representations and warranties.  In fiscal 2018 the Company received notification of a claim from the buyer of the Wallop operation alleging breaches of representations and warranties primarily associated with defective products and late product deliveries.  Although a loss is possible, the amount of any loss related to this claim cannot be estimated at this time.  The Company does not expect the possible loss to have a material effect on the Company’s financial position.  On September 28, 2018, the Company sold the land and building of Wallop for 1.8 million British pounds.

On March 28, 2017, the Company sold a small manufacturing business for $0.6 million and a note receivable of $2.4 million, resulting in a gain on sale of the business of $0.8 million.  The note receivable is due March 28, 2021, with an interest rate of 2.05%.

At September 28, 2018, the only remaining asset held for sale was a building formerly used by Eclipse.  The building was sold on October 31, 2018 for $4.3 million.

The Company recorded an expense related to environmental remediation at a previously sold business for which the Company provided indemnification of $0.1 million in fiscal 2018, $0.9 million in fiscal 2017, and $0.8 million in fiscal 2016.  The liability for this environmental obligation was $0.1 million at both September 28, 2018, and September 29, 2017.

The results of discontinued operations for the last three years were as follows:

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

2018
Net Sales	$-	$-	$-	$-	$-

Operating earnings (loss)	(396)	-	(632)	(142)	(1,170)
Tax expense (benefit)	286	-	(2,084)	(37)	(1,835)
Income (loss) from discontinued operations	$(682)	$-	$1,452	$(105)	$665

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$(287)	$-	$-	$-	$(287)
Gain (loss) on sale of discontinued operations	-	-	2,404	-	2,404

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

2017
Net Sales	$4,964	$-	$-	$-	$4,964

Operating earnings (loss)	(447)	894	(8,259)	(895)	(8,707)
Tax expense (benefit)	(470)	-	(614)	(312)	(1,396)
Income (loss) from discontinued operations	$23	$894	$(7,645)	$(583)	$(7,311)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$320	$-	$(3,226)	$-	$(2,906)
Gain (loss) on sale of discontinued operations	793	-	-	-	793

	Avionics &	Sensors &	Advanced
In Thousands	Controls	Systems	Materials	Other	Total

2016
Net Sales	$17,572	$-	$5,222	$-	$22,794

Operating earnings (loss)	1,350	(379)	(15,761)	(788)	(15,578)
Tax expense (benefit)	1,487	(83)	(1,448)	(268)	(312)
Income (loss) from discontinued operations	$(137)	$(296)	$(14,313)	$(520)	$(15,266)

Included in Operating Earnings (Loss):
Gain (loss) on net assets held for sale	$(2,457)	$-	$(5,991)	$-	$(8,448)

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

Details of the Company’s operations by business segment for the last three fiscal years were as follows:

In Thousands	2018	2017	2016
Sales
Avionics & Controls	$861,543	$840,777	$861,636
Sensors & Systems	766,065	724,373	695,712
Advanced Materials	407,231	435,154	436,105
	$2,034,839	$2,000,304	$1,993,453

Earnings from Continuing Operations
Avionics & Controls	$103,883	$91,040	$80,521
Sensors & Systems	85,214	86,902	82,466
Advanced Materials	71,298	73,891	74,515
Segment Earnings	260,395	251,833	237,502

Corporate expense	(77,816)	(68,758)	(71,753)
Interest income	1,912	527	367
Interest expense	(30,915)	(30,208)	(30,091)
	$153,576	$153,394	$136,025

In Thousands	2018	2017	2016
Capital Expenditures
Avionics & Controls	$9,805	$19,315	$36,423
Sensors & Systems [1]	24,264	22,804	14,319
Advanced Materials [2]	18,452	14,247	15,868
Corporate	771	1,674	1,862
	$53,292	$58,040	$68,472

Depreciation and Amortization
Avionics & Controls	$41,668	$40,853	$38,909
Sensors & Systems	44,681	41,722	40,399
Advanced Materials	17,625	18,559	18,691
Discontinued Operations	-	-	12
Corporate	2,750	2,636	2,247
	$106,724	$103,770	$100,258

In Thousands	2018	2017	2016
Identifiable Assets
Avionics & Controls	$1,346,689	$1,382,176	$1,302,441
Sensors & Systems	1,131,842	1,139,676	1,140,017
Advanced Materials	455,263	504,965	498,442
Discontinued Operations	6,950	21,192	29,488
Corporate [3]	96,173	72,004	59,002
	$3,036,917	$3,120,013	$3,029,390

[1]	Excludes capital expenditures accounted for as a capitalized lease obligation of $0.5 million and $8.0 million in fiscal 2017 and 2016, respectively.
[2]	Excludes capital expenditures accounted for as a capitalized lease obligation of $0.1 million, $3.5 million and $3.3 million in fiscal 2018, 2017 and 2016, respectively.
[3]	Primarily cash and deferred tax assets (see Note 10).

The Company’s operations by geographic area for the last three fiscal years were as follows:

In Thousands	2018	2017	2016

Sales [1]
Domestic
Unaffiliated customers - U.S.	$813,732	$824,796	$837,939
Unaffiliated customers - export	187,695	199,494	172,209
Intercompany	35,543	55,338	77,472
	1,036,970	1,079,628	1,087,620
Canada
Unaffiliated customers	188,572	181,778	183,832
Intercompany	6,063	8,449	3,378
	194,635	190,227	187,210
France
Unaffiliated customers	448,709	413,641	398,909
Intercompany	70,988	56,824	51,461
	519,697	470,465	450,370
United Kingdom
Unaffiliated customers	221,567	212,825	237,134
Intercompany	29,127	24,969	25,100
	250,694	237,794	262,234
All other Foreign
Unaffiliated customers	174,564	167,770	163,430
Intercompany	187,749	185,192	167,565
	362,313	352,962	330,995

Eliminations	(329,470)	(330,772)	(324,976)
	$2,034,839	$2,000,304	$1,993,453

In Thousands	2018	2017	2016

Segment Earnings [2]
Domestic	$127,173	$118,648	$130,440
Canada	37,014	26,521	8,659
France	62,474	63,633	61,121
United Kingdom	20,761	22,950	25,646
All other foreign	12,973	20,081	11,636
	$260,395	$251,833	$237,502

	2018	2017	2016

Identifiable Assets [3]
Domestic	$979,917	$1,049,747	$1,055,021
Canada	507,687	499,418	450,047
France	752,856	753,854	770,593
United Kingdom	379,292	405,423	394,811
All other foreign	320,992	339,567	299,916
	$2,940,744	$3,048,009	$2,970,388

[1]	Based on country from which the sale originated and the sale was recorded.
[2]	Before corporate expense, shown on page 80.
[3]	Excludes corporate, shown on page 80.

The Company’s foreign operations consist of manufacturing facilities located in Belgium, Canada, China, the Dominican Republic, France, Germany, India, Mexico, Morocco, and the United Kingdom, and include sales and service operations located in Brazil, China, and Singapore.  Intercompany sales are at prices comparable with sales to unaffiliated customers.  U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 14.7% and 7.1%, respectively, in fiscal 2018 and 6.0% of consolidated sales.  U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 9.6% and 3.0%, respectively, in fiscal 2017 and 3.5% of consolidated sales.  In fiscal 2016 U.S. government sales as a percent of Advanced Materials and Avionics & Controls sales were 9.8% and 2.0%, respectively, and 3.1% of consolidated sales.

Product lines contributing sales of 10% or more of total sales in any of the last three fiscal years were as follows:

	2018	2017	2016

Connectors	17%	16%	16%
Avionics	16%	16%	16%

NOTE 18:  Subsequent Event

On October 9, 2018, the Company entered into the Merger Agreement providing for the acquisition of the Company by TransDigm.  If the Merger is consummated, we will become a wholly owned subsidiary of TransDigm.  Each Company shareholder will receive $122.50 per share in cash, subject to any withholding taxes.  The Merger, which is expected to close in 2019, is subject to the receipt of approval by the Company’s shareholders, certain required regulatory or foreign investment approvals, and the satisfaction of certain other customary closing conditions.

The Merger Agreement includes termination provisions for both the Company and TransDigm. Under the Merger Agreement, the Company may be required to pay a termination fee of $128.9 million if the Merger Agreement is terminated under certain circumstances described in the Merger Agreement, including if the Company terminates the Merger Agreement, prior to receiving shareholder approval, in order to enter into a definitive acquisition agreement regarding an alternative acquisition proposal.

The Merger Agreement and the First Amendment to the Merger Agreement, which have been filed as exhibits to the Company’s Current Reports on Form 8-K filed with the SEC on October 10, 2018, and October 11, 2018, respectively.

The Company incurred $7.2 million of Merger-related costs for the year ended September 28, 2018.

NOTE 19:  Quarterly Financial Data (Unaudited)

Condensed Consolidated Statements of Operations

	First	Second	Third	Fourth	Full
In Thousands, Except Per Share Amounts	Quarter	Quarter	Quarter	Quarter	Year

2018
Net Sales	$482,045	$517,629	$499,871	$535,294	$2,034,839
Cost of Sales	333,709	353,902	329,951	350,969	1,368,531
Gross Profit	148,336	163,727	169,920	184,325	666,308
Selling, general & administrative	98,886	101,242	97,878	89,225	387,231
Research, development and engineering	25,842	24,725	22,830	17,472	90,869
Operating Earnings from Continuing Operations	26,633	33,924	48,292	73,730	182,579
Income Tax Expense (Benefit) [1]	53,789	2,079	11,094	16,865	83,827
Earnings from Continuing Operations	(34,815)	23,954	29,717	49,937	68,793
Earnings (Loss) from Discontinued Operations	(166)	(77)	(1,894)	2,802	665
Net Earnings	$(34,981)	$23,877	$27,823	$52,739	$69,458

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$(1.16)	$0.81	$1.01	$1.69	$2.33
Discontinued operations	(0.01)	-	(0.06)	0.10	0.02
Earnings Per Share	$(1.17)	$0.81	$0.95	$1.79	$2.35

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$(1.16)	$0.80	$1.00	$1.69	$2.32
Discontinued operations	(0.01)	-	(0.06)	0.09	0.02
Earnings Per Share	$(1.17)	$0.80	$0.94	$1.78	$2.34

	First	Second	Third	Fourth	Full
In Thousands, Except Per Share Amounts	Quarter	Quarter	Quarter	Quarter	Year

2017
Net Sales	$458,416	$509,131	$504,107	$528,650	$2,000,304
Cost of Sales	315,504	331,925	330,408	362,422	1,340,259
Gross Profit	142,912	177,206	173,699	166,228	660,045
Selling, general & administrative	95,110	97,924	93,615	88,332	374,981
Research, development and engineering	21,706	29,041	30,190	28,841	109,778
Operating Earnings from Continuing Operations	28,696	55,430	49,894	49,055	183,075
Income Tax Expense (Benefit)	(463)	13,080	10,703	9,705	33,025
Earnings from Continuing Operations	21,128	34,440	31,764	31,533	118,865
Earnings (Loss) from Discontinued Operations	(5,336)	(34)	(815)	(1,126)	(7,311)
Net Earnings	$15,792	$34,406	$30,949	$30,407	$111,554

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$0.71	$1.16	$1.07	$1.05	$4.00
Discontinued operations	(0.18)	-	(0.03)	(0.04)	(0.25)
Earnings Per Share Attributable to Esterline	$0.53	$1.16	$1.04	$1.01	$3.75

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$0.71	$1.15	$1.06	$1.05	$3.96
Discontinued operations	(0.18)	-	(0.03)	(0.04)	(0.24)
Earnings Per Share Attributable to Esterline	$0.53	$1.15	$1.03	$1.01	$3.72

1  Includes the impact of the Act mainly in the first and fourth quarter of fiscal 2018.

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods.  This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Esterline Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Esterline Technologies Corporation (the “Company“) as of September 28, 2018 and September 29, 2017, the related statements of operations, comprehensive income (loss), cash flows, shareholders’ equity, and noncontrolling interests, for each of the three years in the period ended September 28, 2018, and the related notes listed in the Index at Item 15(a) (collectively referred to as the “financial statements“). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2018 and September 29, 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2018, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 28, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 21, 2018 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

Seattle, Washington

November 21, 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Esterline Technologies Corporation

Opinion on Internal Control over Financial Reporting

We have audited Esterline Technologies Corporation’s internal control over financial reporting as of September 28, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Esterline Technologies Corporation (the Company) has not maintained effective internal control over financial reporting as of September 28, 2018, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: Management has identified a deficiency in controls related to the reconciliation of intercompany charges between its French and U.S. power systems business units. Additionally, management’s financial statement close process controls at its U.S. power systems business unit were not effective.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of September 28, 2018 and September 29, 2017, the related statements of operations, comprehensive income (loss), cash flows, shareholders’ equity, and noncontrolling interests, for each of the three years in the period ended September 28, 2018, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated November 21, 2018, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Seattle, Washington

November 21, 2018

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive and financial officers evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2018, and have concluded that because of the material weaknesses in our internal control over financial reporting as discussed below, these controls and procedures were not effective.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including the principal executive officer and financial officers, as appropriate to allow timely decisions regarding required disclosure. In light of the material weaknesses discussed below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, our management, including our principal executive and financial officers, have concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

The assessment of the effectiveness of the Company’s internal control over financial reporting was based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of September 28, 2018, and concluded that, due to the two material weaknesses discussed below, the Company’s internal control over financial reporting was not effective as of September 28, 2018.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In fiscal 2017 we had a material weakness associated with our intercompany reconciliation process between entities within our U.S. power systems business unit.  We also had a material weakness associated with our monitoring and financial statement close process at our U.S. power system business unit.  These weaknesses resulted in the restatement of our 2015-2017 financial statements in our 2017 10-K/A.  As of September 28, 2018, our remediation of these deficiencies is incomplete.   Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of internal control over financial reporting.  This report appears on page 86.

Remediation Efforts to Address Material Weaknesses

The Board of Directors and management are fully committed to maintaining a strong internal control environment.  The Company has taken and will continue to take significant and comprehensive actions to remediate the material weaknesses in internal control over financial reporting.

In fiscal 2018 we replaced the financial staff at our U.S.-based power systems unit with a new platform finance director, unit finance director and controller with appropriate levels of experience.

We will continue to enhance our design, documentation and execution of the controls associated with the intercompany reconciliation process.  In addition, we will continue to improve our monitoring and financial statement close process as well as our analytical procedures for reviewing U.S. power systems unit financial statements.  Such steps will include the use of incremental resources and additional training of our personnel.

We believe the remediation steps outlined above have improved and will continue to improve the effectiveness of our internal control over financial reporting.  While we have made progress on strengthening our internal controls relative to the material weaknesses, we have not fully executed our remediation plan and tested all of U.S. power systems business unit remediation actions to verify the effectiveness of their design or operation.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 28, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation efforts to address the material weaknesses identified at our U.S. power systems business unit.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

We hereby incorporate by reference the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Other Information as to Directors” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on February 7, 2019.

Information regarding our executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

We hereby incorporate by reference the information set forth under “Other Information as to Directors,” “Executive Compensation – Compensation Discussion and Analysis,” “Compensation Committee Report,” “Statement Regarding Compensation Practices,” “Compensation Committee Interlocks and Insider Participation” and “Additional Information Regarding Executive Compensation” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on February 7, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on February 7, 2019.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information set forth under “Certain Relationships and Related Transactions” and “Other Information as to Directors” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on February 7, 2019.

Item 14.  Independent Registered Public Accounting Firm Fees and Services

We hereby incorporate by reference the information set forth under “Audit Committee Report” and “Independent Registered Public Accounting Firm’s Fees” in the definitive form of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on February 7, 2019.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Our Consolidated Financial Statements are as set forth under Item 8 of this report on Form 10-K.

(a)(2) Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the financial statements and not required under the related instructions or are inapplicable and therefore have been omitted, except for Allowance for Doubtful Accounts disclosed in Note 2 of Consolidated Financial Statements are as set forth under Item 8 of this report on Form 10-K.

(a)(3)  Exhibits.

See Exhibit Index on pages 92-96.

Exhibit
Number		Exhibit Index

2.1

Merger Agreement between Esterline Technologies Corporation, TransDigm Group Incorporated and Thunderbird Merger Sub Inc. dated October 9, 2018.  (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 10, 2018 [Commission File Number 1-6357].)

2.2

First Amendment dated October 10, 2018 to the Merger Agreement between Esterline Technologies Corporation, TransDigm Group Incorporated and Thunderbird Merger Sub Inc. dated October 9, 2018.  (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 11, 2018 [Commission File Number 1-6357].)

3.1

Restated Certificate of Incorporation for Esterline Technologies Corporation, dated June 6, 2002.  (Incorporated by reference to Exhibit 3.1.2 to the Company's Current Report on Form 8-K filed on February 13, 2018 [Commission File Number 1-6357].)

3.2

Amended and Restated Bylaws of Esterline Technologies Corporation, effective February 8, 2018.  (Incorporated by reference to Exhibit 3.2.1 to the Company's Current Report on Form 8-K filed on February 13, 2018 [Commission File Number 1-6357].)

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

10.7	*

Esterline Technologies Corporation 2002 Employee Stock Purchase Plan, as amended on November 22, 2016.  (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016 [Commission File Number 1-6357].)

10.8	*

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

Exhibit
Number		Exhibit Index

10.10	*

Form of Global Stock Option Agreement for Esterline Technologies Corporation Amended and Restated 2004 Equity Incentive Plan.  (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013 [Commission File Number 1-6357].)

10.11	*

Form of Global Stock Option Agreement for Esterline Technologies Corporation 2013 Equity Incentive Plan (dated November 2016).  (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended September 29, 2016 [Commission File Number 1-6357].)

10.12	*

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

10.16	*

Offer Letter from Esterline Technologies Corporation to Paul P. Benson, dated November 6, 2014.  (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 2016 [Commission File Number 1-6357].)

10.17	*

Offer Letter from Esterline Technologies Corporation to Roger A. Ross dated July 27, 2015.  (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 13, 2015 [Commission File Number 1-6357].)

10.18	*

Promotion Letter from Esterline Technologies Corporation to Marcia J. Mason dated August 1, 2012.  (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2013 [Commission File Number 1-6357].)

10.19	*

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

10.22	*

Termination Protection Agreement, dated December 18, 2015, between Esterline Technologies Corporation and Roger A. Ross.  (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2016 [Commission File Number 1-6357].)

10.23

Agreement for Lease for 4 & 5 Eastbrook Day Centre, Eastbrook Trading Centre among Sheldon Friendly Society, Darchem Engineering Limited and Esterline Technologies Corporation, dated as of March 10, 2016.  (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2016 [Commission File Number 1-6357].)

10.24

Deed, by and among, Sheldon Friendly Society, Darchem Engineering Limited, and Darchem Holdings Limited dated March 25, 2008.  (Incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended October 2, 2015 [Commission File Number 1-6357].)

Exhibit
Number	Exhibit Index

10.25

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

10.26

Agreement, dated October 18, 2016, among Esterline Technologies Corporation, First Pacific Advisors, LLC and the other parties named in the Letter Agreement.  (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on 8-K dated October 18, 2016 [Commission File Number 1-6357].)

10.27

Consent Agreement between Esterline Technologies Corporation and the U.S. Department of State Bureau of Political Military Affairs filed on March 6, 2014.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 6, 2014 [Commission File Number 1-6357].)

10.28

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

10.48

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

10.49

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

10.50

Lease Agreement between Industrias Asociados Maquiladoras, S.A. de C.V. and Esterline Mexico, S. de R.L. de C.V. dated October 8, 2007, as amended by the First Amendment dated December 1, 2012.  (Incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016 [Commission File Number 1-6357].)

10.51

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

10.52

Fourth Amendment to Lease Agreement between Cibanco, S.A., I.B.M. Como Fiduciario del Fideicomiso E Finsa-WSC CIB/2504 (formerly Mex-Industrial Assets, S. de R.L. de C.V.) and Esterline Mexico, S. de R.L. de C.V. dated May 15, 2017.  (Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended September 29, 2017 [Commission File Number 1-6357].)

10.53

Eighth Amendment dated as of October 9, 2018, among Esterline Technologies Corporation, the foreign borrowers party thereto, the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders partied thereto.  (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 13, 2015 [Commission File Number 1-6357].)

10.54

Seventh Amendment dated as of April 9, 2015, among Esterline Technologies Corporation, the foreign borrowers party thereto, the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders partied thereto including the restated Credit Agreement attached as Exhibit A.  (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 13, 2015 [Commission File Number 1-6357].)

11.1	Schedule setting forth computation of earnings per share for the five fiscal years ended September 28, 2018.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Stephen M. Nolan) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated:  November 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Curtis C. Reusser	Chairman, President and Chief	November 21, 2018
(Curtis C. Reusser)	Executive Officer (Principal Executive Officer)	Date
/s/ Stephen M. Nolan	Executive Vice President and Chief	November 21, 2018
(Stephen M. Nolan)	Financial Officer (Principal Financial Officer)	Date
/s/ Brian D. Reid	Corporate Controller and Chief	November 21, 2018
(Brian D. Reid)	Accounting Officer (Principal Accounting Officer)	Date
/s/ Michael J. Cave	Director	November 21, 2018
(Michael J. Cave)		Date
/s/ Michael J. Covey	Director	November 21, 2018
(Michael J. Covey)		Date
/s/ Delores M. Etter	Director	November 21, 2018
(Delores M. Etter)		Date
/s/ Anthony P. Franceschini	Director	November 21, 2018
(Anthony P. Franceschini)		Date

/s/ Paul V. Haack	Director	November 21, 2018
(Paul V. Haack)		Date
/s/ Mary L. Howell	Director	November 21, 2018
(Mary L. Howell)		Date
/s/ Scott E. Kuechle	Director	November 21, 2018
(Scott E. Kuechle)		Date

/s/ Nils E. Larsen	Director	November 21, 2018
(Nils E. Larsen)		Date