Form 10-Q
period 2018-12-28
ESTERLINE TECHNOLOGIES CORP
filed 2019-02-05
CIK 33619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2018.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 1, 2019, 29,692,498 shares of the issuer’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of December 28, 2018, and September 28, 2018

(In thousands, except share amounts)

	December 28,	September 28,
	2018	2018
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$391,182	$372,406
Accounts receivable, net of allowances of $16,647 and $16,203	439,401	441,696
Inventories
Raw materials and purchased parts	188,162	180,559
Work in progress	159,214	173,505
Finished goods	104,814	103,162
	452,190	457,226

Income tax refundable	10,697	9,077
Prepaid expenses	24,393	19,975
Other current assets	4,272	3,497
Total Current Assets	1,322,135	1,303,877

Property, Plant and Equipment	833,838	831,392
Accumulated depreciation	524,104	516,586
	309,734	314,806

Other Non-Current Assets
Goodwill	1,013,461	1,030,667
Intangibles, net	289,869	306,085
Deferred income tax benefits	44,873	44,008
Other assets	37,309	33,249
Non-current assets of businesses held for sale	-	4,225
Total Assets	$3,017,381	$3,036,917

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

As of December 28, 2018, and September 28, 2018

(In thousands, except share amounts)

	December 28,	September 28,
	2018	2018
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$123,979	$147,438
Accrued liabilities	228,865	232,730
Current maturities of long-term debt	17,439	17,546
U.S. and foreign income taxes	7,763	5,160
Current liabilities of businesses held for sale	-	144
Total Current Liabilities	378,046	403,018

Long-Term Liabilities
Long-term debt, net of current maturities	646,845	654,922
Deferred income tax liabilities	26,095	28,899
Pension and post-retirement obligations	56,909	57,755
Long-term U.S. income taxes payable	33,204	32,902
Other liabilities	18,776	16,294

Shareholders' Equity
Common stock, par value $.20 per share, authorized 60,000,000 shares, issued 33,421,720 and 33,190,467 shares	6,684	6,638
Additional paid-in capital	768,897	751,031
Treasury stock at cost, repurchased 3,737,327 and 3,737,327 shares	(351,964)	(351,964)
Retained earnings	1,772,240	1,732,327
Accumulated other comprehensive loss	(349,485)	(306,189)
Total Esterline Shareholders' Equity	1,846,372	1,831,843
Noncontrolling interests	11,134	11,284
Total Shareholders' Equity	1,857,506	1,843,127
Total Liabilities and Shareholders' Equity	$3,017,381	$3,036,917

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the Three-Month Periods Ended December 28, 2018, and December 29, 2017

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	December 28,	December 29,
	2018	2017

Net Sales	$484,987	$482,045
Cost of Sales	318,857	334,316
	166,130	147,729
Expenses
Selling, general & administrative	92,738	99,897
Research, development and engineering	20,404	25,966
Transaction costs	4,021	-
License fee income	-	(3,025)
Total Expenses	117,163	122,838

Operating Earnings from Continuing Operations	48,967	24,891
Interest Income	(827)	(298)
Interest Expense	6,774	7,604
Other Income	(2,143)	(1,742)
Earnings from Continuing Operations Before Income Taxes	45,163	19,327
Income Tax Expense	11,280	53,789
Earnings from Continuing Operations Including Noncontrolling Interests	33,883	(34,462)
Loss (Earnings) Attributable to Noncontrolling Interests	71	(353)
Earnings (Loss) from Continuing Operations Attributable to Esterline, Net of Tax	33,954	(34,815)
Loss from Discontinued Operations Attributable to Esterline, Net of Tax	(156)	(166)
Net Earnings (Loss) Attributable to Esterline	$33,798	$(34,981)

Earnings (Loss) Per Share Attributable to Esterline - Basic:
Continuing operations	$1.15	$(1.16)
Discontinued operations	(0.01)	(0.01)
Earnings (Loss) Per Share	$1.14	$(1.17)

Earnings (Loss) Per Share Attributable to Esterline - Diluted:
Continuing operations	$1.14	$(1.16)
Discontinued operations	(0.01)	(0.01)
Earnings (Loss) Per Share	$1.13	$(1.17)

Net Earnings (Loss)	$33,798	$(34,981)

Change in Fair Value of Derivative Financial Instruments	(10,984)	(560)
Income Tax Expense (Benefit)	(2,955)	(110)
	(8,029)	(450)

Change in Pension and Post-Retirement Obligations	1,101	842
Income Tax Expense	295	297
	806	545
Foreign Currency Translation Adjustment	(36,073)	6,354
Comprehensive Income (Loss)	$(9,498)	$(28,532)

ESTERLINE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three-Month Periods Ended December 28, 2018, and December 29, 2017

(Unaudited)

(In thousands)

	December 28,	December 29,
	2018	2017

Cash Flows Provided (Used) by Operating Activities
Net earnings (loss) including noncontrolling interests	$33,727	$(34,628)
Adjustments to reconcile net earnings (loss) including noncontrolling interests to net cash provided (used) by operating activities:
Depreciation and amortization	24,246	26,216
Deferred income taxes	(3,800)	4,456
Share-based compensation	2,861	3,998
Loss on disposal of fixed assets	-	2,007
Gain on assets held for sale	-	(89)
Working capital changes:
Accounts receivable	38,023	61,148
Inventories	(27,576)	(15,790)
Prepaid expenses	(4,673)	(3,427)
Other current assets	(2,012)	(590)
Accounts payable	(22,815)	(5,870)
Accrued liabilities	(14,740)	(21,652)
U.S. and foreign income taxes	835	5,241
Long-term U.S. income taxes payable	302	38,640
Other liabilities	(138)	(649)
Other, net	(3,539)	3,427
	20,701	62,438

Cash Flows Provided (Used) by Investing Activities
Purchase of capital assets	(11,136)	(13,402)
Proceeds from sale of capital assets	4,268	-
	(6,868)	(13,402)

Cash Flows Provided (Used) by Financing Activities
Proceeds provided by stock issuance under employee stock plans	15,682	1,171
Withholding taxes on restricted stock units vested	(630)	(227)
Shares repurchased	-	(20,445)
Repayment of long-term credit facilities	-	(5,000)
Repayment of long-term debt	(489)	(3,553)
Proceeds from issuance of long-term credit facilities	-	25,000
	14,563	(3,054)

Effect of Foreign Exchange Rates on Cash and Cash Equivalents	(9,620)	1,064
Net Increase (Decrease) in Cash and Cash Equivalents	18,776	47,046

Cash and Cash Equivalents - Beginning of Year	372,406	307,826
Cash and Cash Equivalents - End of Period	$391,182	$354,872

Supplemental Cash Flow Information:
Cash paid for interest	$8,537	$10,478
Cash paid for taxes	14,769	6,179

ESTERLINE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three-Month Periods Ended December 28, 2018, and December 29, 2017

Note 1 – Basis of Presentation

The consolidated balance sheet as of December 28, 2018, the consolidated statement of operations and comprehensive income (loss) for the three-month periods ended December 28, 2018, and December 29, 2017, and the consolidated statement of cash flows for the three-month periods ended December 28, 2018, and December 29, 2017, are unaudited but, in the opinion of management, all of the necessary adjustments, consisting of normal recurring accruals, have been made to present fairly the financial statements referred to above in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the above statements do not include all of the footnotes required for complete financial statements.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of results that can be expected for the full year.

The notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2018, provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this Form 10-Q.

The timing of the Company’s revenues is impacted by the purchasing patterns of customers and, as a result, revenues are not generated evenly throughout the year.  Moreover, the Company’s first fiscal quarter, October through December, includes significant holiday periods in both Europe and North America, resulting in fewer business days.

On October 9, 2018, the Company entered into an Agreement and Plan of Merger (as amended by the First Amendment to Agreement and Plan of Merger, dated as of October 10, 2018, the “Merger Agreement”) with TransDigm Group Incorporated, a Delaware corporation (“TransDigm”), and Thunderbird Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of TransDigm (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, at the closing, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in the merger and as a wholly owned subsidiary of TransDigm (the “Merger”).   At the closing of the Merger, each Company shareholder will receive $122.50 per share in cash, subject to any withholding taxes.  The Merger, which is expected to close in March or April 2019, is subject to the receipt of certain required antitrust and regulatory approvals and the satisfaction of certain other closing conditions.  The Merger was approved by Esterline shareholders at a special meeting held on January 17, 2019.  Upon completion of the Merger, shares of the Company’s common stock will cease trading on the New York Stock Exchange.

The Merger Agreement and the First Amendment to the Merger Agreement have been filed as exhibits to the Company’s Current Reports on Form 8-K filed with the SEC on October 10, 2018, and October 11, 2018, respectively.

The Company incurred $4.0 million of Merger-related costs in the first quarter of fiscal 2019.  These costs consisted of legal and advisory fees.

Note 2 – Recent Accounting Pronouncements

Recently Adopted

In August 2016 the Financial Accounting Standards Board (FASB) issued new guidance addressing how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The standard was implemented in the first quarter of fiscal 2019 and there was no impact to the Company’s Consolidated Statement of Cash Flows.

In October 2016 the FASB issued new guidance regarding income taxes.  The new guidance requires the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through uses.  The standard was implemented in the first quarter of fiscal 2019 and there was no impact to the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) and the Consolidated Balance Sheet.

On September 29, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers using the modified retrospective method applied to those contracts not yet completed as of September 29, 2018.  Results for reporting periods beginning after September 29, 2018, are presented under ASC 606, while prior-period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under ASC 605.

The cumulative effect from the adoption of the new revenue standard as of September 29, 2018, was as follows:

In Thousands		Adjustments
	As of	Due to	As of
	September 28,	Adoption	September 29,
	2018	of ASC 606	2018
Balance Sheet
Accounts receivable, net	$441,696	$41,262	$482,958
Inventories	457,226	(24,682)	432,544
Deferred income tax benefits	44,008	(2,081)	41,927
Accrued liabilities	232,730	8,450	241,180
Deferred income tax liabilities	28,899	(65)	28,834
Retained earnings	1,732,327	6,114	1,738,441

The most significant impacts upon adoption of ASC 606 on September 29, 2018, include the following items:

•

Unbilled revenue of $41.3 million was recorded at transition in accounts receivable, net, partially offset by a $24.7 million reduction in inventories in the Company’s Consolidated Balance Sheet with the impact primarily related to the recognition of more contract consideration under a cost-to-cost percentage of completion basis under ASC 606 as compared to historical guidance under ASC 605.

•

Deferred revenue of $8.5 million was recorded at transition in accrued liabilities in the Company’s Consolidated Balance Sheet, primarily related to customer funding received under non-recurring engineering (NRE) contracts that do not transfer control of a distinct good or service to the customer.

The impact of adoption on the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended and as of December 28, 2018, was as follows:

In Thousands	Three Months Ended December 28, 2018
			Balances
		Adjustments	Without
		Increase/	Adoption
	As Reported	(Decrease)	of ASC 606

Net sales	$484,987	$(6,459)	$478,528
Cost of sales	318,857	(4,318)	314,539
Selling, general & administrative	92,738	(3)	92,735
Research, development and engineering	20,404	10	20,414
Income tax expense	11,280	(519)	10,761
Earnings from continuing operations including noncontrolling interests	$33,883	$(1,629)	$32,254

The most significant impacts to financial statement results as reported under ASC 606 as compared with ASC 605 for the current reporting period was the recognition of more contract consideration under a cost-to-cost percentage of completion basis rather than at the point in time that products were shipped, delivered, or accepted.

On September 29, 2018, the Company adopted the amendments to ASC 715 that improve the presentation of net periodic pension and postretirement benefit costs. The Company retrospectively adopted the presentation of service cost separate from the other components of net periodic costs and included it as a component of employee compensation cost in operating income.  The interest cost, expected return on assets, amortization of prior service costs, and net actuarial gain/loss components of net periodic benefit costs have been reclassified from operating income to other income, net.  Additionally, the Company elected to apply the practical expedient which allows it to reclassify amounts disclosed previously in Note 4 of the Company’s 2018 Form 10-Q for the three-month period ended December 29, 2017, as the basis for applying retrospective presentation for comparative periods.

The effect of the retrospective change on the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the first three-month period ended December 29, 2017, was to increase previously reporting cost of sales, selling, general and administrative expense and research, development and engineering by $0.6 million, $1.0 million and $0.1 million, respectively, and increase other income by $1.7 million.

Recent Accounting Pronouncements Not Yet Adopted

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

Note 3 – Revenue Recognition

As explained above in Note 2, the Company accounts for revenues in accordance with ASC 606, Revenue from Contracts with Customers, which was adopted as of September 29, 2018, on a modified retrospective basis. Under ASC 606, revenue is recognized when control of a promised good and/or service is transferred to a customer in an amount that reflects the consideration that the Company expects to be entitled to in exchange for that good and/or service.

The majority of the Company’s revenues relate to follow-on orders from contracts to design, develop, and/or manufacture complex aerospace or defense parts, components or systems.  The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable.

For most of the Company’s long-term contracts to design, develop, and manufacture complex aerospace or defense equipment, the Company provides a series of distinct goods that are substantially the same and that have the same pattern of transfer to the customer. As such, the Company typically accounts for each of these long-term contracts as one performance obligation. In other long-term contracts, the Company is obligated to provide customers with distinct shipset installments, the control of which transfers at various points in time over multiple reporting periods.  In those cases, the Company accounts for each shipset installment as a separate performance obligation.

At the time that the Company receives follow-on purchase orders, the production of one shipset is typically no longer dependent upon the design, development, or production of another shipset, such that each shipset is distinct. The Company typically accounts for each shipset in follow-on orders as a separate performance obligation.

Customer orders generally require the Company to deliver one or more shipsets of the same distinct good such that the transaction price is allocated evenly to each shipset.  For other contracts where the Company promises to provide different distinct goods or services within the same contract, the Company allocates the total transaction price to each distinct good or service based on their estimated relative standalone selling prices. In cases where observable standalone sales of distinct goods or services have occurred, the observable standalone sales are used to determine the standalone selling prices.  In other cases, the Company typically uses the expected-cost-plus-a-margin approach to estimate the standalone selling price of each performance obligation.

To determine the proper revenue recognition model for the Company’s contracts with customers, the Company evaluates whether the Company transfers control of the performance obligations in those contracts to the customer over time or at a point in time. This assessment requires significant judgment and is primarily based on the Company’s determination of whether the distinct goods that the Company is creating have an alternative use in their completed state and whether the Company has an enforceable right to payment for performance completed to date, including any work in process.

For distinct goods that the Company transfers control of at a point in time, the Company recognizes revenue at the point of shipment, delivery, or acceptance depending primarily on when risk of loss passes to the customer and whether the customer’s acceptance of the goods is more than a formality.

For distinct goods for which the Company transfers control of over time, the Company typically uses the cost-to-cost measure of progress to recognize revenue, because it best depicts the progress of the Company’s performance in transferring control of those distinct goods to the customer.  This is because the Company’s production-type contracts typically include significant work-in-process that the customer controls during the manufacturing process. Application of the cost-to-cost measure of progress requires significant judgment related to determining the costs that should be included in the ratio and the estimate of total costs that the Company expects to incur at completion of the performance obligation.  The Company recognizes adjustments in estimated profit on contracts under the cumulative catch-up method.  None of the effects of such changes in estimates were material to the Consolidated Statements of Operations and Comprehensive Income (Loss) for any period presented.

Under the typical payment terms of the Company’s long-term contracts to design, develop, and/or manufacture complex aerospace or defense components or systems, the customer pays us upon meeting contractually specified milestones. Revenue recognized may differ from billings because those milestones do not always align with the Company’s cost-to-cost measure of progress or the point at which the distinct goods are shipped, delivered, or accepted. Revenues recognized in excess of billings (unbilled receivables) are presented as accounts receivable, net, on the balance sheet, whereas billings in excess of revenue (deferred revenue) are presented as accrued liabilities on the balance sheet.  Under the typical payment terms of purchase orders issued under the provisions of long-term agreements, the Company bills its customers upon shipment of the ordered goods. Revenue recognized may differ from billings because the point of shipment does not always align with the point at or period over which the Company recognizes revenue. This difference would also contribute to the balance of accounts receivable, net or accrued liabilities depending on the relationship of revenue recognized to billings, as described above.

Certain of the Company’s long-term contracts require the Company to perform non-recurring engineering (NRE) activities to design and develop products that customers may or may not provide funding. Determining the proper recognition of that funding requires significant judgment and is based primarily on the determination of whether the Company transfers a distinct good or service to the customer under the contract. In cases where the Company transfers all intellectual property (IP) rights related to the design to the customer, or the customer makes an upfront, firm commitment to purchase finalized shipsets at the end of the development effort, the Company determines that the contract transfers a distinct good to the customer. In those cases, the Company’s recognition of the funding follows management’s determination of whether the assets that the Company is creating have an alternative use and whether the Company has an enforceable right to payment for performance completed to date. In cases where the Company does not transfer all related IP rights to the customer and the customer does not make a firm commitment to purchase finalized shipsets at the end of the development effort, the Company defers the funding and amortizes it over estimated future shipsets.

The Company incurs costs for engineering and development of products directly related to existing or anticipated contracts with customers. Such costs generate or enhance the Company’s ability to satisfy its performance obligations under these contracts. The Company capitalizes these costs as contract fulfillment costs to the extent the costs are recoverable and relate to undelivered products, and subsequently amortizes the costs when (or as) control of the products to which such costs relate is transferred to the customer.

Remaining Performance Obligations

Total backlog was $1.6 billion at December 28, 2018, compared with $1.5 billion at September 28, 2018.  Total backlog represents the Company’s remaining performance obligations.

The table below discloses, by segment, the aggregate amount of the transaction price allocated to remaining performance obligations as of December 28, 2018, and when the Company expects to recognize this revenue.

In Thousands	Remaining Performance Obligations
	2019	2020	2021	2022	2023	Thereafter	Total

Avionics & Controls	$437,362	$134,444	$63,764	$37,607	$27,646	$33,466	$734,289
Sensors & Systems	310,342	44,625	13,363	13,135	1,682	12,662	395,809
Advanced Materials	212,718	99,365	59,103	38,258	37,636	27,200	474,280
	$960,422	$278,434	$136,230	$89,000	$66,964	$73,328	$1,604,378

Note 4 – Accounts Receivable

In Thousands	December 28,	September 28,
	2018	2018

Trade and other receivables	$401,264	$442,838
Less allowance for doubtful accounts	(16,647)	(16,203)
Net trade receivables	384,617	426,635
Unbilled receivables	54,784	15,061
	$439,401	$441,696

Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

Note 5 – Earnings Per Share and Shareholders’ Equity

Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year.  Diluted earnings per share includes the dilutive effect of stock options, restricted stock units and share units related to the Company’s performance share plan to the extent that performance share plan objectives are met.  There were no common shares issuable from stock options excluded from the calculation of diluted earnings per share because they were anti-dilutive in the three-month period ending December 28, 2018.  Shares used for calculating earnings per share are disclosed in the following table:

In Thousands	Three Months Ended
	December 28,	December 29,
	2018	2017

Shares used for basic earnings per share	29,530	29,903
Shares used for diluted earnings per share	29,887	29,903

The authorized capital stock of the Company consists of 25,000 shares of preferred stock ($100 par value), 475,000 shares of serial preferred stock ($1.00 par value), each issuable in series, and 60,000,000 shares of common stock ($.20 par value).  As of December 28, 2018, and September 28, 2018, there were no shares of preferred stock or serial preferred stock outstanding.

In 2014 the Company’s Board of Directors approved a $200 million share repurchase program.  In March 2015 the Company’s Board of Directors approved an additional $200 million for the share repurchase program.  Under the program, the Company is authorized to repurchase up to $400 million of outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  Repurchases may be made in the open market or through private transactions, in accordance with SEC requirements.  The Company may enter into a Rule 10(b)5-1 plan designed to facilitate the repurchase of all or a portion of the repurchase amount.  The program does not require the Company to acquire a specific number of shares.  Common stock repurchased can be reissued, and accordingly, the Company accounts for repurchased stock under the cost method of accounting.

During the three months ended December 29, 2017, the Company repurchased 287,500 shares under this program at an average price paid per share of $71.11, for an aggregate purchase price of $20.4 million.  There were no shares repurchased during the three months ended December 28, 2018.  Since the program began, the Company has repurchased 3,737,327 shares for an aggregate purchase price of $352.0 million, with $48.0 million in shares remaining available for repurchase in the future.

Changes in issued and outstanding common shares are summarized as follows:

	Three Months Ended	Year Ended
	December 28,	September 28,
	2018	2018
Shares Issued:
Balance, beginning of year	33,190,467	33,117,473
Shares issued under share-based compensation plans	231,253	72,994
Balance, end of current period	33,421,720	33,190,467

Treasury Stock:
Balance, beginning of year	(3,737,327)	(3,135,927)
Shares purchased	-	(601,400)
Balance, end of current period	(3,737,327)	(3,737,327)

Shares outstanding, end of period	29,684,393	29,453,140

The components of Accumulated Other Comprehensive Loss:

In Thousands	December 28,	September 28,
	2018	2018

Unrealized loss on derivative contracts	$(16,365)	$(5,381)
Tax effect	4,628	1,673
	(11,737)	(3,708)

Pension and post-retirement obligations	(54,716)	(55,817)
Tax effect	14,158	22,135
	(40,558)	(33,682)

Cumulative effect of accounting change	-	(7,682)
Currency translation adjustment	(297,190)	(261,117)
Accumulated other comprehensive loss	$(349,485)	$(306,189)

Note 6 – Retirement Benefits

The Company’s pension plans principally include a U.S. pension plan maintained by Esterline and a non-U.S. plan maintained by CMC Electronics, Inc. (CMC).  The Company also sponsors a number of other non-U.S. defined benefit pension plans, primarily in Belgium, France and Germany.  Components of periodic pension cost consisted of the following:

In Thousands	Three Months Ended
	December 28,	December 29,
	2018	2017

Components of Net Periodic Cost
Service cost	$3,872	$3,374
Interest cost	4,724	4,106
Expected return on plan assets	(7,149)	(6,808)
Amortization of prior service cost	146	126
Amortization of actuarial loss	127	797
Net periodic cost	$1,720	$1,595

The Company amortizes prior service cost and actuarial gains and losses from accumulated other comprehensive income to expense over the remaining service period.

Note 7 – Fair Value Measurements

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy at December 28, 2018, and September 28, 2018.

In Thousands	Level 2
	December 28,	September 28,
	2018	2018
Assets:
Derivative contracts designated as hedging instruments	$16	$1,374
Derivative contracts not designated as hedging instruments	50	38
Embedded derivatives	6,853	1,296

Liabilities:
Derivative contracts designated as hedging instruments	$16,381	$6,756
Derivative contracts not designated as hedging instruments	1,212	1,026
Embedded derivatives	623	684

In Thousands	Level 3
	December 28,	September 28,
	2018	2018
Assets:
Estimated value of assets held for sale	$-	$4,225

Liabilities:
Estimated value of liabilities held for sale	$-	$144

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

Note 8 – Derivative Financial Instruments

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

The fair value of derivative instruments is presented on a gross basis, as the Company does not have any derivative contracts which are subject to master netting arrangements.  The Company did not have any hedges with credit-risk-related contingent features or that required the posting of collateral as of December 28, 2018, and September 28, 2018.  The cash flows from derivative contracts are recorded in operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forward Exchange Contracts

The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates.  These exposures arise primarily from purchases or sales of products and services from third parties.  Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies.  At December 28, 2018, and September 28, 2018, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $476.1 million and $452.0 million, respectively.  The notional value of the Company’s foreign currency forward contracts includes $105.0 million related to the hedge of a portion of the Company’s net monetary assets, including the embedded derivatives in its backlog.  These notional values consist primarily of contracts for the British pound sterling, Canadian dollar, and European euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

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

Fair Value of Derivative Instruments

Fair value of derivative instruments in the Consolidated Balance Sheet at December 28, 2018, and September 28, 2018, consisted of:

In Thousands		Fair Value
		December 28,	September 28,
	Classification	2018	2018
Foreign Currency Forward Exchange Contracts:
	Other current assets	$56	$1,176
	Other assets	10	236
	Accrued liabilities	13,507	6,643
	Other liabilities	4,086	1,139

Embedded Derivative Instruments:
	Other current assets	$2,967	$1,050
	Other assets	3,886	246
	Accrued liabilities	460	398
	Other liabilities	163	286

The effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three-month periods ended December 28, 2018, and December 29, 2017, consisted of:

Fair Value Hedges and Embedded Derivatives

The Company recognized the following gains (losses) on contracts designated as fair value hedges and embedded derivatives:

In Thousands	Three Months Ended
Gain (Loss)	December 28,	December 29,
	2018	2017

Fair Value Hedges:
Recognized in cost of sales	$(1,685)	$(378)
Recognized in selling, general & administrative	(3,857)	(323)

Embedded derivatives:
Recognized in sales	$2,055	$345

Cash Flow Hedges

The Company recognized the following gains (losses) on contracts designated as cash flow hedges:

In Thousands	Three Months Ended
Gain (Loss)	December 28,	December 29,
	2018	2017
Foreign currency forward exchange contracts:
Recognized in AOCI (effective portion)	$(9,327)	$(2,493)
Reclassified from AOCI into sales	(1,657)	1,933

Net Investment Hedges

The Company recognized the following gains (losses) on contracts designated as net investment hedges:

In Thousands	Three Months Ended
Gain (Loss)	December 28,	December 29,
	2018	2017
2023 Notes and Accrued Interest:
Recognized in AOCI	$5,361	$(6,297)

During the first quarter of fiscal 2019 and 2018, the Company recorded gains of $3.5 million and $1.5 million, respectively, on foreign currency forward exchange contracts that have not been designated as accounting hedges.  These foreign currency exchange gains are included in selling, general and administrative expense.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the first quarter of fiscal 2019 and 2018.  In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the first quarter of fiscal 2019 and 2018.

Amounts included in AOCI are reclassified into earnings when the hedged transaction settles.  The Company expects to reclassify approximately $12.6 million of net loss into earnings over the next 12 months.  The maximum duration of the Company’s foreign currency cash flow hedge contracts at December 28, 2018, was 24 months.

Note 9 – Income Taxes

The income tax rate for the first quarter of fiscal 2019 was 25.0%. The income tax rate for the first quarter of fiscal 2018 was 26.9% and was 278.3% after the effect of the provision taxes due to the Tax Cuts and Jobs Act (the Act).  The Company conducts business in numerous tax jurisdictions, principally in the U.S., U.K. and France. As a result, the Company’s income tax rate for fiscal 2019 reflects the estimated annual global effective tax rate applied to year-to-date pre-tax earnings.

The Act was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

The SEC recognized that a company’s review of certain income tax effects of the Act may be incomplete at the time financial statements are issued.  During the first year following the effectiveness of the Act, the SEC issued Staff Accounting Bulletin 118 (SAB 118), which provides that if a company does not have the necessary information available for certain effects of the Act, the Company may record provisional numbers and adjust those amounts during the measurement period not to extend beyond one year.

In fiscal 2018 the Company recorded a provisional net charge of $49.9 million related to the Act based on reasonable estimates for those tax effects.  During the first quarter of fiscal 2019, the Company completed the accounting for the tax effects of enactment of the Act and recorded a tax benefit of $0.2 million, resulting in a total net charge of $49.7 million.  The Company has now completed the accounting estimates for all of the enactment-date income tax effects of the Act in accordance with the SAB 118 measurement period.

On February 5, 2019, the U.S. Treasury Department published in the Federal Register final regulations relating to the transition tax imposed by the Act. The final regulations result in an increase in transition tax of approximately $2 million. In accordance with U.S. GAAP, the additional transition tax will be recorded at the enactment date in the second quarter of fiscal 2019 as a change in tax law.

During the next 12 months, it is reasonably possible that approximately $0.8 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.  We recognize interest related to unrecognized tax benefits in income tax expense.

Note 10 – Debt

Long-term debt at December 28, 2018, and September 28, 2018, consisted of the following:

In Thousands	December 28,	September 28,
	2018	2018

U.S. Term Loan, due April 2020	$180,000	$180,000
3.625% Senior Notes, due April 2023	377,619	382,965
Government refundable advances	41,362	43,873
Obligations under capital leases	68,744	69,310
Debt issuance costs	(3,441)	(3,680)
	664,284	672,468
Less current maturities	17,439	17,546
Carrying amount of long-term debt	$646,845	$654,922

U.S. Credit Facility

On April 9, 2015, the Company amended its secured credit facility to extend the maturity to April 9, 2020, increase the revolving credit facility to $500 million, and provide for a delayed-draw term loan facility of $250 million.  The Company recorded $2.3 million in debt issuance costs.  The credit facility is secured by substantially all the Company’s assets, and interest is based on standard inter-bank offering rates.  The interest rate ranges from LIBOR plus 1.25% to LIBOR plus 2.00% depending on leverage ratios at the time the funds are drawn.  At December 28, 2018, the Company had no outstanding borrowings under the secured credit facility.

U.S. Term Loan, due April 2020

On August 3, 2015, the Company borrowed $250 million under the delayed-draw term loan facility (U.S. Term Loan, due 2020).  The interest rate on the U.S. Term Loan, due 2020, ranges from LIBOR plus 1.25% to LIBOR plus 2.00%.  At December 28, 2018, the interest rate was LIBOR plus 1.50%, or 3.85%.  The loan amortizes at 1.25% of the original principal balance quarterly through March 2020, with the remaining balance due in April 2020.

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

Based on quoted market prices, the fair value of the Company’s 2023 Notes was $383.0 million and $392.1 million as of December 28, 2018, and September 28, 2018, respectively.  The carrying amount of the U.S. Term Loan, due 2020, approximates fair value.  The estimate of fair value for the 2023 Notes is based on Level 2 inputs as defined in the fair value hierarchy described in Note 7.

Government Refundable Advances

Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation.  The requirement to repay this advance is solely based on year-over-year commercial aviation revenue growth at CMC beginning in 2014.  Imputed interest on the advance was negative 1.65% at December 28, 2018.  The debt recognized was $41.4 million and $43.9 million at December 28, 2018, and September 28, 2018, respectively.

Obligations Under Capital Leases

The Company leases building and equipment under capital leases.  The present value of the minimum capital lease payments, net of the current portion, totaled $66.4 million and $67.1 million as of December 28, 2018, and September 28, 2018, respectively.

Note 11 – Commitments and Contingencies

On December 18, 2018, an energetic incident occurred at one of the Company’s countermeasure facilities.  The incident resulted in an injury to one employee, damage to a building, and the destruction of inventory and certain equipment.  Operations at the factory are currently halted for investigation of the incident, repairs to the building and equipment, and implementation of process and facility improvements.  Management expects the factory to be operating at a limited level of capacity in the second quarter of fiscal 2019 and at planned capacity in the third quarter of fiscal 2019.

On October 31, 2018, the Company’s Darchem Engineering Ltd. (Darchem) subsidiary, through an unincorporated joint venture between Darchem and an independent contractor, known as EDEL, entered into a long-term contract as a subcontractor to manufacture and install pool liners for the Hinkley Point – C nuclear plant in the U.K. (the Manufacturing Contract).  EDEL was formed to facilitate a single point of contact for the project and to simplify the billing processes to the customer.  Accordingly, the assets and liabilities of the joint venture are not significant.  Darchem’s portion of the $165.0 million Manufacturing Contract is approximately $116.0 million. Darchem and the third-party contractor have equal voting rights to direct and manage EDEL’s activities. Each party will only incur economic consequences, whether losses or gains, specific to its own role in the delivery of its specific scope of work under the Manufacturing Contract.  Darchem does not have a controlling financial interest in the joint venture, and Darchem is not deemed to be the primary beneficiary of the joint venture.  Darchem accounts for its investment in the joint venture on the equity method of accounting.  Revenues and expenses for Darchem’s share of the contract are recorded over time in accordance with ASC 606.  The maximum potential future payments for delays and liquidated damages that could be required under the contract is equal to 50% of the contract value or approximately $82.5 million.  The maximum potential future payments would be mitigated by a required performance bond equal to 10% of the total contract, or $16.5 million, and a 3% retention, or $5.0 million.  Pursuant to the Manufacturing Contract, the Company is required to execute a parent guarantee covering the obligations of  EDEL to the customer, including the third-party contractor’s scope of work which is approximately 30% of the total contract value, or approximately $49.5 million. Separately, the sub-contractor’s parent company will furnish an indemnity to the Company in relation to the sub-contractor’s scope of work.  Management determined the valuation of liability of the parent guarantee is not material.

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

Note 12 – Employee Stock Plans

As of December 28, 2018, the Company had three share-based compensation plans, which are described below.  The compensation cost that has been charged against income for those plans was $2.9 million and $4.0 million for the first three months of fiscal 2019 and 2018, respectively.  During the first three months of fiscal 2019 and 2018, the Company issued 231,253 and 27,693 shares, respectively, under its share-based compensation plans.

Employee Stock Purchase Plan (ESPP)

The ESPP is a “safe-harbor” designed plan whereby shares are purchased by participants at a discount of 5% of the market value on the purchase date and, therefore, compensation cost is not recorded.

Employee Sharesave Scheme

The Company offers shares under its employee sharesave scheme for U.K. employees.  This plan allows participants the option to purchase shares at a 5% discount of the market price of the stock as of the beginning of the offering period.  The term of these options is three years.  The sharesave scheme is not a “safe-harbor” design, and therefore, compensation cost is recognized on this plan.  Under the sharesave scheme, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  There were no grants in the three-month periods ended December 28, 2018, and December 29, 2017.

Equity Incentive Plan

Under the equity incentive plan, option exercise prices are equal to the fair market value of the Company’s common stock on the date of grant.  There were no stock options granted during the three-month period ended December 28, 2018.  The Company granted 197,700 options to purchase shares in the three-month period ended December 29, 2017.  The weighted-average grant date fair value of options granted during the three-month period ended December 29, 2017, was $31.20 per share.

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

Three Months Ended
December 29,
2017

Volatility	34.32%
Risk-free interest rate	2.15 - 2.47%
Expected life (years)	5 - 9
Dividends	0

The Company granted 121,313 and 33,600 restricted stock units in the three-month periods ended December 28, 2018, and December 29, 2017, respectively.  The weighted-average grant date fair value of restricted stock units granted during the three-month periods ended December 28, 2018, and December 29, 2017, was $117.35 and $91.79 per share, respectively.  The fair value of each restricted stock unit granted by the Company is equal to the fair market value of the Company’s common stock on the date of grant.

There were no performance share plan (PSP) shares granted in the three-month period ended December 28, 2018.  The Company granted 33,700 PSP shares in the three-month period ended December 29, 2017.  PSP shares will be paid out in shares of Esterline common stock at the end of the three-year performance period.  The PSP shares granted in each period equaled the number of shares participants would receive if the Company achieves target performance over the relevant period.  The actual number of shares that will be paid out upon completion of the performance period is based on actual performance and may range from 0% to 300% of the target number of shares.

Note 13 – Business Segment Information

Business segment information for continuing operations includes the segments of Avionics & Controls, Sensors & Systems and Advanced Materials.

In Thousands	Three Months Ended
	December 28,	December 29,
	2018	2017
Sales
Avionics & Controls	$210,744	$202,703
Sensors & Systems	179,448	175,468
Advanced Materials	94,795	103,874
	$484,987	$482,045

Earnings from Continuing Operations Before Income Taxes
Avionics & Controls	$29,293	$19,181
Sensors & Systems	23,053	11,522
Advanced Materials	20,125	13,898
Segment Earnings	72,471	44,601

Corporate expense	(23,504)	(19,710)
Interest income	827	298
Interest expense	(6,774)	(7,604)
Other income	2,143	1,742
	$45,163	$19,327

Disaggregation of Sales

The following table presents the Company’s total net sales disaggregated by end market, customer type, timing of transfer to the customer and geography for the three months ended December 28, 2018:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Markets
Commercial Aerospace	$71,827	$114,309	$45,930	$232,066
Defense	71,620	30,912	44,077	146,609
General Industry	67,297	34,227	4,788	106,312
	$210,744	$179,448	$94,795	$484,987

The Company’s sales by geographic area are as follows:

In Thousands	Three Months
Ended
December 28,
2018

Sales [1]
Domestic
Unaffiliated customers - U.S.	$201,583
Unaffiliated customers - export	44,327
Intercompany	6,172
252,082
Canada
Unaffiliated customers	48,791
Intercompany	1,690
50,481
France
Unaffiliated customers	91,624
Intercompany	11,254
102,878
United Kingdom
Unaffiliated customers	53,237
Intercompany	4,932
58,169
All other Foreign
Unaffiliated customers	45,426
Intercompany	24,916
70,342

Eliminations	(48,965)
$484,987

1 Based on country from which the sale originated and the sale was recorded.

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On October 9, 2018, we entered into the Merger Agreement providing for the acquisition of the Company by TransDigm. If the Merger is consummated, we will become a wholly owned subsidiary of TransDigm. Each Company shareholder will receive $122.50 per share in cash, subject to any withholding taxes. The Merger, which is expected to close in March or April 2019, is subject to the receipt of certain required antitrust and regulatory approvals and the satisfaction of certain other closing conditions. The Company’s shareholders approved the Merger at a special meeting held on January 17, 2019.  Upon completion of the Merger, shares of our common stock will cease trading on the New York Stock Exchange. Additional information about the Merger transaction is included in Note 1 to the Financial Statements included in this report and in the definitive proxy statement filed with the SEC on November 30, 2018.

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

In March 2018 the Board of Directors approved the sale of the Kirkhill business, and on March 15, 2018, we sold the assets and certain liabilities of this business to TransDigm for $50 million before selling costs.  We incurred a $3.7 million loss on sale of the business and an after tax gain of $2.1 million.  The after-tax gain was due to the release of a capital loss valuation reserve of $4.9 million and an additional tax benefit of $4.1 million recognized as a result of the loss on the sale of the business.  Based on current discontinued operations accounting guidance, the sale of the Kirkhill business does not qualify as a discontinued operation, and was therefore included in the Advanced Materials segment.  Operating loss for the three-month period ended December 29, 2017, is summarized below:

In Thousands	Three Months Ended
December 29,
2017

Sales	$19,509
Cost of Sales	21,823
Gross Profit (Loss)	(2,314)

Selling, general & administrative	3,170
Research, development and engineering	549
Operating Earnings (Loss)	$(6,033)

On June 19, 2014, our Board of Directors approved a share repurchase program and authorized the repurchase of up to $200 million of outstanding shares of common stock.  In March 2015 our Board of Directors authorized an additional $200 million for the repurchase of outstanding shares of common stock under the program.  Under the program, the Company is authorized to repurchase up to $400 million of the outstanding shares of common stock from time to time, depending on market conditions, share price and other factors.  In the first quarter of fiscal 2019 and 2018, no shares were repurchased under this program.  Since the program began, the Company has repurchased 3,737,327 shares for an aggregate purchase price of $352.0 million, with $48.0 million in shares remaining available for repurchase in the future.

On September 29, 2018, we adopted ASC 606, Revenue from Contracts with Customers using the modified retrospective method applied to those contracts not yet completed as of September 29, 2018.  The impact of adoption on our Consolidated Statement of Operations and Comprehensive Income (Loss) and Consolidated Balance Sheet for the three months ended and as of December 28, 2018, is reported in Note 2 in the Consolidated Financial Statements under Part 1, Item 1 of this report.  Results for reporting periods beginning after September 28, 2018, are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under ASC 605.

Sales for the first quarter of fiscal 2019 increased $2.9 million to $485.0 million over the prior-year period.  The $2.9 million increase was mainly due to higher sales for Avionics & Controls segment products of $8.0 million and higher sales of Sensors & Systems segment products of $4.0 million.  These increases were partially offset by lower Advanced Materials sales in the first quarter of fiscal 2019 as a result of the March 2018 sale of the Kirkhill business.

Gross margin was 34.3% in the first quarter of fiscal 2019 compared with 30.6% in the prior-year period.  Gross profit was $166.1 million and $147.7 million for the first quarter of fiscal 2019 and 2018, respectively.  For further explanation about changes in sales and gross profit in the first quarter of fiscal 2019 over the prior-year period, refer to the table at the end of this Overview section.

Selling, general and administrative expenses decreased by $7.2 million to $92.7 million, or 19.1% of sales, in the first quarter of fiscal 2019 from the prior-year period.

Transaction costs related to the pending Merger transaction with TransDigm were $4.0 million in the first quarter of fiscal 2019.  These costs consisted of legal and advisory fees.

Research, development and engineering expense decreased by $5.6 million to $20.4 million, or 4.2% of sales, in the first quarter of fiscal 2019 from the prior-year period.  The decrease reflected lower expense across all three segments.

On December 18, 2018, an energetic incident occurred at one of our countermeasure facilities.  The incident resulted in an injury to one employee, damage to a building, and the destruction of certain equipment.  Operations at the factory are currently halted for investigation of the incident, repairs to the building and equipment, and implementation of process and facility improvements.  Management expects the factory to be operating at a limited level of capacity in the second quarter of fiscal 2019 and at planned capacity in the third quarter of fiscal 2019.

On December 22, 2017, we granted an exclusive license to a third party to manufacture, repair and sell certain legacy control devices for $3.0 million.  The license fee is reported as a separate line item on the Consolidated Statement of Operations and Comprehensive Income (Loss) and is included in Avionics & Controls segment earnings.

The income tax rate for the first quarter of fiscal 2019 was 25.0%. The income tax rate for the first quarter of fiscal 2018 was 26.9% and was 278.3% after the effect of the provision taxes due to the Tax Cuts and Jobs Act (the Act).  Our income tax rate for fiscal 2019 reflects the fact that a significant portion of our earnings before income taxes is earned by our foreign operations and the income tax rate for these foreign operations ranges from 26% to 27%.

As explained in Note 9 to the Consolidated Financial Statements included in Part 1, Item 1 of this report, the Act was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  In fiscal 2018, the Company recorded a provisional net charge of $49.9 million related to the Act based on reasonable estimates for those tax effects.  We have now completed our accounting estimates for all of the enactment-date income tax effects of the Act in accordance with the SAB 118 measurement period. In the first quarter of fiscal 2019, we recorded a tax benefit of $0.2 million, resulting in a total net charge of $49.7 million.

On February 5, 2019, the U.S. Treasury Department published in the Federal Register final regulations relating to the transition tax imposed by the Act. The final regulations result in an increase in transition tax of approximately $2 million. In accordance with U.S. GAAP, the additional transition tax will be recorded at the enactment date in the second quarter of fiscal 2019 as a change in tax law.

Earnings from continuing operations in the first quarter of fiscal 2019 of $34.0 million, or $1.14 per diluted share, compared with a loss from continuing operations of $34.8 million, or $1.16 per diluted share.  In the prior-year period, earnings from continuing operations were impacted due to the $48.6 million, or $1.63 per diluted share, income charge resulting from the Act.

Loss from discontinued operations was $0.2 million, or $0.01 per diluted share, in both the first quarter of fiscal 2019 and 2018.

Net earnings in the first quarter of fiscal 2019 was $33.8 million, or $1.13 per diluted share, compared with a net loss of $35.0 million, or $1.17 per diluted share, in the prior-year period.

Cash flows from operating activities were $20.7 million in the first three months of fiscal 2019 compared with $62.4 million in the prior-year period.  The decrease in cash flow was due to higher uses of working capital.

Our sales, gross margin and earnings results for the first quarter of fiscal 2019 compared with the prior-year period included a number of significant items which are summarized in the tables below.

The following is a roll forward of sales and gross margin from the three-month period ended December 29, 2017, to the three-month period ended December 28, 2018, including the effect of the adoption of ASC 606, Revenue from Contracts with Customers (ASC 606) compared with the prior-year period:

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total
Sales:
Three months ended December 29, 2017	$202,703	$175,468	$103,874	$482,045
Foreign currency gain (loss)	617	(1,093)	(894)	(1,370)
Forward contract gain (loss)	(902)	(2,674)	-	(3,576)
Sales volume	8,507	6,614	5,920	21,041
Adoption of ASC 606	(181)	1,133	5,507	6,459
Sale of business	-	-	(19,612)	(19,612)
Three months ended December 28, 2018	$210,744	$179,448	$94,795	$484,987

Gross Profit:
Three months ended December 29, 2017	63,992	54,948	28,789	147,729
Foreign currency gain (loss)	1,857	67	(234)	1,690
Forward contract gain (loss)	(912)	(2,674)	-	(3,586)
Volume/mix	5,395	8,239	2,153	15,787
Lower (higher) manufacturing costs	1,692	(15)	(2,121)	(444)
Adoption of ASC 606	(512)	515	2,138	2,141
Sale of business	-	-	2,314	2,314
Other	164	227	108	499
Three months ended December 28, 2018	$71,676	$61,307	$33,147	$166,130

The following table shows the average foreign exchange rates for the British pound, Canadian dollar and European euro relative to the U.S. dollar for the three-month periods ended December 28, 2018, and December 29, 2017.

	Three Months Ended
	December 28,	December 29,
	2018	2017	Change

GBP to USD	1.2829	1.3305	(3.6)%
CAD to USD	0.7576	0.7889	(4.0)%
EUR to USD	1.1422	1.1817	(3.3)%

The following table shows the impact of changes in the foreign currency exchange rates for the British pound, Canadian dollar and European euro relative to the U.S. dollar on operating earnings during the three-month period ended December 28, 2018, compared with the prior-year period.

In Thousands	Avionics &	Sensors &	Advanced
	Controls	Systems	Materials	Total

Sales:
Foreign currency gain (loss)	$617	$(1,093)	$(894)	$(1,370)
Forward contract gain (loss)	(902)	(2,674)	-	(3,576)
	$(285)	$(3,767)	$(894)	$(4,946)

Gross Profit:
Foreign currency gain (loss)	$1,857	$67	$(234)	$1,690
Forward contract gain (loss)	(912)	(2,674)	-	(3,586)
	$945	$(2,607)	$(234)	$(1,896)

Operating Earnings (Loss):
Foreign currency gain (loss)	$4,978	$967	$771	$6,716
Forward contract gain (loss)	(2,252)	(2,907)	(1,268)	(6,427)
	$2,726	$(1,940)	$(497)	$289

Results of Operations

Three-Month Period Ended December 28, 2018, Compared with Three-Month Period Ended December 29, 2017

Total sales for the first three months of fiscal 2019 increased by $2.9 million, or 0.6%, over the prior-year period.  Sales by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	December 28,	December 29,
	From Prior Year	2018	2017

Avionics & Controls	4.0%	$210,744	$202,703
Sensors & Systems	2.3%	179,448	175,468
Advanced Materials	(8.7%)	94,795	103,874
Total Net Sales		$484,987	$482,045

The $8.0 million increase in Avionics & Controls sales over the prior-year period mainly reflected the following:

•

Higher sales volumes of control and communication systems of $10 million mainly reflecting higher sales of aftermarket and repairs of $4 million, increased sales of secure communication systems of $3 million and higher sales for an overhead cockpit control system of $2 million

•	Higher sales of $7 million from interface technologies mainly for medical applications
•	Partially offset by:
•	Lower sales of avionics systems of $2 million, mainly due to decreased simulator program sales
•	Lower sales of interface technologies of $7 million for gaming applications

The $4.0 million increase in Sensor & Systems sales over the prior-year period principally reflected the following:

•	Higher sales of advanced sensors of $5 million for the aftermarket
•	Higher sales of connection technologies systems of $2 million mainly for commercial aviation
•	Favorable effect due to the adoption of ASC 606 of $1 million
•	Partially offset by an unfavorable effect of changes in foreign currency exchange rates of $4 million

The $9.1 million decrease in sales in Advanced Materials over the prior-year period mainly reflected the following:

•	Lower sales of $20 million due to the sale of the Kirkhill business assets
•	Partially offset by:
•	Higher sales volumes of defense technologies of $2 million mainly due to higher sales volumes of combustible ordnance
•

Higher sales volumes of engineered materials of $3 million mainly for clamping devices of $2 million and long-term contracts of $2 million, principally due to the U.K. Hinkley Point - C Nuclear Plant project

•	Favorable effect due to the adoption of ASC 606 of $6 million

Overall, gross margin was 34.3% and 30.6% for the first three months of fiscal 2019 and 2018, respectively.  Gross profit was $166.1 million and $147.7 million for the first three months of fiscal 2019 and 2018, respectively.  Gross profit and gross margin percentage by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	December 28,	December 29,
	From Prior Year	2018	2017

Avionics & Controls	12.0%	$71,676	$63,992
Sensors & Systems	11.6%	61,307	54,948
Advanced Materials	15.1%	33,147	28,789
Total Gross Profit		$166,130	$147,729

Avionics & Controls	2.4%	34.0%	31.6%
Sensors & Systems	2.9%	34.2%	31.3%
Advanced Materials	7.3%	35.0%	27.7%
Gross Margin Percentage		34.3%	30.6%

The $7.7 million increase in Avionics & Controls gross profit is mainly due to the following:

•	Favorable sales volume/mix of $6 million mainly on sales of control and communication systems
•	Lower manufacturing expenses of $2 million mainly at interface technologies

The $6.4 million increase in Sensors & Systems gross profit principally reflected the following:

•	Higher sales volume/mix of $4 million on sales of advanced sensors
•	Higher sales volume/mix of $4 million on sales of connection technologies systems of $2 million and on sales of power systems of $2 million
•	Favorable effects from the adoption of ASC 606 of $1 million
•	Partially offset by an unfavorable effect of changes in foreign currency rates of $3 million

The $4.4 million increase in Advanced Materials gross profit principally reflected the following:

•	Higher sales volume/mix of $2 million mainly due to higher sales of engineered materials
•	Increase in gross profit of $2 million due to the sale of the Kirkhill business assets
•	Favorable effect from the adoption of ASC 606 of $2 million
•	Partially offset by higher manufacturing costs of $2 million mainly at our Valencia, California engineered materials plant.

Selling, general and administrative expenses (which include corporate expenses) totaled $92.7 million, or 19.1% of sales, and $99.9 million, or 20.7% of sales, for the first three months of fiscal 2019 and 2018, respectively.  The decrease in selling, general and administrative expense mainly reflected the following:

•	A $2 million favorable effect of changes in foreign currency rates
•	A $2 million write-off of capitalized software costs in the prior-year period
•	A $3 million decrease due to the sale of the Kirkhill business

Research, development and engineering spending was $20.4 million, or 4.2% of sales, for the first three months of fiscal 2019 compared with $26.0 million, or 5.4% of sales, for the first three months of fiscal 2018.  The $5.6 million decrease in research, development and engineering principally reflected lower levels of expense in fiscal 2019 as certain aircraft programs moved into production over the course of fiscal 2018.

Segment earnings (operating earnings excluding corporate expenses and other income or expense) for the first three months of fiscal 2019 totaled $72.5 million, or 14.9% of sales, compared with $44.6 million, or 9.3% of sales, for the first three months in fiscal 2018.  Segment earnings by segment were as follows:

In Thousands		Three Months Ended
	Increase (Decrease)	December 28,	December 29,
	From Prior Year	2018	2017

Avionics & Controls	52.7%	$29,293	$19,181
Sensors & Systems	100.1%	23,053	11,522
Advanced Materials	44.8%	20,125	13,898
Total Segment Earnings		$72,471	$44,601

Avionics & Controls	4.4%	13.9%	9.5%
Sensors & Systems	6.2%	12.8%	6.6%
Advanced Materials	7.8%	21.2%	13.4%
Segment Earnings Percentage		14.9%	9.3%

The $10.1 million increase in Avionics & Controls segment earnings mainly reflected the following:

•	An $8 million increase in gross profit
•	A $3 million decrease in research, development and engineering mainly for avionics systems
•	A $2 million favorable effect of changes in foreign currency exchange rates on operating expenses
•	Partially offset by a $3 million license fee from licensing certain legacy avionics controls to a third-party manufacturer recognized in the prior-year period

The $11.5 million increase in Sensors & Systems segment earnings mainly reflected the following:

•	A $6 million increase in gross profit
•	A $1 million favorable effect of changes in foreign currency exchange rates

•	A $3 million decrease in selling, general and administrative expense mainly due to the write-off of capitalized software costs in the prior-year period
•	A $2 million decrease in research, development and engineering for power systems developments

The $6.2 million increase in Advanced Materials segment earnings reflected the following:

•	A $4 million increase in gross profit
•	A $3 million decrease in operating expenses due to the sale of the Kirkhill business
•	Partially offset by a $1 million increase in operating expenses at defense technologies due to a December 18, 2018, energetic incident, further described in the “Overview” section above.

Interest expense for the first three months of fiscal 2019 was $6.8 million compared with $7.6 million for the first three months of fiscal 2018.  The decrease in interest expense mainly reflected lower borrowings, partially offset by a higher interest rate.

As explained in Note 9 to the Consolidated Financial Statements included in Part 1, Item 1 of this report, the Act was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  In fiscal 2018 the Company recorded a provisional net charge of $49.9 million related to the Act based on reasonable estimates for those tax effects. We have now completed our accounting estimates for all of the enactment-date income tax effects of the Act in accordance with the SAB 118 measurement period.  In the first quarter of fiscal 2019, we recorded a tax benefit of $0.2 million, resulting in a total net charge of $49.7 million.

The income tax rate for the first quarter of fiscal 2019 was 25.0%. The income tax rate for the first quarter of fiscal 2018 was 26.9% and was 278.3% after the effect of the provision taxes due to the Act.

During the next 12 months, it is reasonably possible that approximately $0.8 million of tax benefits that are currently unrecognized could be recognized as a result of settlement of examinations and/or the expiration of applicable statutes of limitations.  We recognize interest related to unrecognized tax benefits in income tax expense.

Backlog was $1.6 billion at December 28, 2018, $1.5 billion at September 28, 2018, and $1.4 billion at December 29, 2017.  New orders for the first three months of fiscal 2019 were approximately $607.0 million compared with $565.8 million in the prior-year period, mainly due to a $116 million U.K. Hinkley Point - C Nuclear Plant project within our Advanced Materials segment.

Liquidity and Capital Resources

Cash and cash equivalents at December 28, 2018, totaled $391.2 million, an increase of $18.8 million from September 28, 2018.  Net working capital increased to $944.1 million at December 28, 2018, from $900.9 million at September 28, 2018.  Sources and uses of cash flows from operating activities principally consisted of cash received from the sale of products and cash payments for material, labor and operating expenses.

Cash flows provided by operating activities were $20.7 million and $62.4 million in the first three months of fiscal 2019 and 2018, respectively.  The decrease in cash flows from operating activities is primarily from increased working capital primarily from increases in inventory and lower rate of collection of receivables in fiscal 2019 compared to fiscal 2018.

Cash flows used by investing activities were $6.9 million in the first three months of fiscal 2019, mainly reflecting capital expenditures of $11.1 million, partially offset by the sale of a building for $4.3 million.  Cash flows used by investing activities in the first three months of fiscal 2018 of $13.4 million were primarily for capital expenditures.

Cash flows provided by financing activities were $14.6 million in the first three months of fiscal 2019, mainly reflecting proceeds provided by stock issuance of common stock under our employee stock plans.

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

Total debt at December 28, 2018, was $664.3 million and consisted of $180.0 million of the U.S. Term Loan, due 2020, $377.6 million (€330.0 million) of the 2023 Notes, $68.7 million under capital lease obligations, $41.4 million in government refundable advances and net of debt issuance costs of $3.4 million.

The transition tax liability of $39.5 million is being paid over an eight-year period, starting in fiscal year 2019.

We believe cash on hand and funds generated from operations and borrowing capacity available under our debt facilities are sufficient to fund operating cash requirements and capital expenditures through the next twelve months.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risk factors set forth in “Forward-Looking Statements” and “Risk Factors” in our Report on Form 10-K for the fiscal year ended September 28, 2018, that may cause our or the industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  You should not place undue reliance on these forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements.

This quarterly report on Form 10-Q also includes forward-looking statements regarding the proposed acquisition of the Company by TransDigm. Actual results may differ materially from those projected as a result of certain risks and uncertainties relating to the proposed Merger, including but not limited to: (1) the ability to (i) receive (if not waived) the required regulatory or other foreign investment approvals for the Merger (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transactions) and (ii) satisfy the other conditions to the consummation of the Merger on a timely basis or at all; (2) the outcome of consultation with employees, their works councils or other employee representatives; (3) the potential that a governmental entity or a regulatory body may prohibit, delay or refuse to grant approval for the consummation of the Merger and may require conditions, limitations or restrictions in connection with such approvals that can adversely affect the anticipated benefits of the proposed Merger or cause the parties to abandon the proposed Merger; (4) unexpected or significant transaction costs and/or unknown liabilities; (5) negative effects of the announcement or the consummation of the transaction on the market price of the Company’s common stock, its business (including relationships with customers, suppliers or other business relationship), financial conditions, results of operations and financial performance; (6) risks associated with legal proceedings related to the Merger and the outcome of any legal proceedings related to the Merger; (7) adverse effects of general industry, economic, business, and/or competitive factors; (8) unforeseen events, changes or other circumstances that could give rise to the termination of the Merger Agreement or affect the ability to recognize benefits of the Merger; (9) the potential that the proposed Merger may disrupt current plans and operations and present potential difficulties in employee retention as a result of the Merger; (10) other risks to consummation of the Merger, including the risk that the Merger will not be consummated within the expected time period or at all; and (11) the risks described from time to time in the Company’s reports filed with the SEC under the heading “Risk Factors,” including the Annual Report on Form 10-K for the fiscal year ended September 28, 2018, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and in other of the Company’s filings with the SEC. These risks, as well as other risks associated with the proposed Merger, are more fully discussed in the definitive proxy statement filed by the Company with the SEC on November 30, 2018, in connection with the proposed Merger. There can be no assurance that the Merger will be completed, or if it is completed, that it will close within the anticipated time period or that the expected benefits of the Merger will be realized.

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

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first three months of fiscal 2019.  A discussion of our exposure to market risk is provided in the Company’s Report on Form 10-K for the fiscal year ended September 28, 2018.

Item 4.               Controls and Procedures

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 28, 2018.  As described in Management’s Report on Internal Control over Financial Reporting in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2018, we reported two material weaknesses in internal control over financial reporting that existed as of September 28, 2018.

In fiscal 2017 we had a material weakness associated with our intercompany reconciliation process between entities within our U.S. power systems business unit.  We also had a material weakness associated with our monitoring and financial statement close process at our U.S. power system business unit.

These material weaknesses in our internal control over financial reporting were not remediated as of December 28, 2018.  As a result, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 28, 2018.

Remediation Efforts to Address Material Weaknesses

The Board of Directors and management are fully committed to maintaining a strong internal control environment.  The Company has taken and will continue to take significant and comprehensive actions to remediate the material weaknesses in internal control over financial reporting.

We have enhanced and will continue to enhance our design, documentation and execution of the controls associated with the intercompany reconciliation process.  In addition, we have improved and will continue to improve our monitoring and financial statement close process as well as our analytical procedures for reviewing U.S. power systems unit financial statements.  Such steps include and will continue to include the use of incremental resources and additional training of our personnel.

We believe the remediation steps outlined above have improved and will continue to improve the effectiveness of our internal control over financial reporting.  While we have made substantial progress on strengthening our internal controls relative to the material weaknesses, we have not fully tested all of U.S. power systems business unit remediation actions to verify the effectiveness of their design or operation.

The Board of Directors and management believe that the Company’s remediation actions will provide an appropriate control environment going forward once the material weaknesses disclosed herein are remediated and other actions described herein have been taken.

As our management continues to evaluate and work to continue to improve our disclosure controls and procedures and internal control over financial reporting, we may determine to take additional measures to address these deficiencies or determine to modify certain of the remediation measures described above.

PART II – OTHER INFORMATION

Item 1.               Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of business.  We believe that adequate reserves for these liabilities have been made and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

See Note 11 to the Consolidated Financial Statements included in Part 1, Item 1 of this report for information regarding legal proceedings.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 6.               Exhibits

Exhibit
Number		Exhibit Index

10.1	*	Esterline Technologies Corporation Fiscal 2019 Annual Incentive Compensation Plan.

10.2	*	Offer Letter from Esterline Technologies Corporation to Donald E. Walther, dated April 20, 2018.

10.3	*	Form of Global Restricted Stock Unit Agreement for Esterline Technologies Corporation 2013 Equity Incentive Plan (dated November 2018).

10.4	*	Form of Global Restricted Stock Unit Agreement for Esterline Technologies Corporation 2013 Equity Incentive Plan (with Proration) (dated November 2018).

10.5	*	Form of Termination Protection Agreement for Executive Officers.

11		Schedule setting forth computation of basic and diluted earnings (loss) per share for the three-month periods ended December 28, 2018, and December 29, 2017.

31.1		Certification of Chief Executive Officer.

31.2		Certification of Chief Financial Officer.

32.1		Certification (of Curtis C. Reusser) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification (of Stephen M. Nolan) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ESTERLINE TECHNOLOGIES CORPORATION
(Registrant)

Dated: February 5, 2019	By:	/s/ Stephen M. Nolan
Stephen M. Nolan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)